Form 10-Q
period 1993-12-30
AMC ENTERTAINMENT INC
filed 1994-02-04
CIK 722077

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 1993
                                      or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

          For the transition period from ___________ to ____________

                       Commission File Number 01-12429

                            AMC ENTERTAINMENT INC.
            (Exact name of registrant as specified in its charter)

    Delaware                                         43-1304369
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    106 West 14th Street
    Kansas City, Missouri                            64105-1977
    (Address of principal executive offices)         (Zip Code)


                                (816) 221-4000
            (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                     Yes ___X___                No ______



Title of Each Class of Common Stock       Outstanding at December 30, 1993


Common Stock, 66 2/3c par value                      4,684,130

Class B Stock, 66 2/3c par value                    11,730,000



                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
     PERIODS (39 AND 13 WEEKS) ENDED DECEMBER 30, 1993, DECEMBER 31, 1992
                   AND YEAR (52 WEEKS) ENDED APRIL 1, 1993

                                    INDEX

                                                                 Page Number

PART I.      FINANCIAL INFORMATION

    ITEM 1.  CONSOLIDATED STATEMENTS OF OPERATIONS               3


             CONSOLIDATED BALANCE SHEETS                         4

             CONSOLIDATED STATEMENTS OF CASH FLOWS               5-6

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY     7

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          8 - 12


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION      13 - 17


PART II.     OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                   17

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             EXHIBIT 11 - STATEMENT REGARDING COMPUTATION
              OF PER SHARE EARNINGS                              18

             NO REPORTS ON FORM 8-K WERE FILED OR REQUIRED
             TO BE FILED FOR THE THIRTEEN WEEKS ENDED
             DECEMBER 30, 1993

             SIGNATURES                                          19

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                       (Unaudited)      (Unaudited)
                                        Thirteen    Thirty-nine      Fifty-two
                                       Weeks Ended  Weeks Ended    Weeks Ended
                                 12/30/93 12/31/92 12/30/93 12/31/92  4/1/93
Revenues

  Admissions                     $ 87,465 $ 69,037 $297,647 $201,652 $265,766
  Concessions                      39,455   29,381  134,773   87,117  114,809
  Management fee income                62    3,002      210    7,183    9,342
  Other                             5,607    4,072   15,328   10,178   14,548
     Total revenues               132,589  105,492  447,958  306,130  404,465

Expenses
  Film rentals                     43,737   36,807  154,910   105,793 137,613
  Advertising                       4,213    2,893   13,912     9,705  12,786
  Payroll & related expenses       19,459   13,661   61,247    43,703  57,497
  Occupancy costs                  21,311   14,362   66,226    44,120  58,878

  Concession merchandise            5,725    4,961   20,004    13,813  17,522
  Other                             9,052    5,985   29,089    18,216  26,539
     Total cost of operations     103,497   78,669  345,388   235,350 310,835

  Depreciation and amortization     9,729    6,914   29,151    21,086  28,175
  General & administrative
    expenses                        9,508    7,978   27,957    26,088  36,285
  Estimated loss on future
   disposition of assets                -    2,500        -     2,500   2,500

     Total expenses               122,734   96,061  402,496   285,024 377,795

     Operating income               9,855    9,431   45,462    21,106  26,670
Other expense (income)
  Interest expense
    Corporate borrowings            6,211    6,411   19,185    16,584  22,828
    Capitalized leases              2,890    2,211    8,431     6,577   8,573
  Investment income                  (619)  (2,715)  (1,653)   (6,485) (8,239)
  Minority interest                     -        -   (1,599)        -       -
  Loss (gain) on disposition
   of assets                            1       70       79    (9,640) (9,638)

Earnings before income taxes
 and extraordinary item             1,372    3,454   21,019    14,070  13,146
Income tax provision                  600      400    8,500     5,000   5,400

Net earnings before
 extraordinary item                   772    3,054   12,519     9,070   7,746
Extraordinary item-loss
 on extinguishment of debt
 (net of  income tax benefit
  of $3,800)                            -        -        -    (6,483) (6,483)

Net earnings                         $772   $3,054  $12,519    $2,587  $1,263

Earnings per share before
 extraordinary item                  $.05     $.19     $.76      $.54    $.46

Earnings per share                   $.05     $.19     $.76      $.14    $.06
Weighted average number of
 shares outstanding                16,667   16,277   16,452    16,195   16,217

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                    ASSETS
                                                        (Unaudited)
                                                 12/30/93  12/31/92    4/1/93
Current assets:
 Cash and equivalents                             $58,518    $24,538  $23,997
 Investments                                            -     25,835   26,109
 Receivables, net of allowance for

doubtful accounts of  $596 at
  December 30, 1993, $663 at
December 31, 1992 and $611 at April 1, 1993         8,349     10,035    8,704
 Prepaid film rentals                                 290        300      188
 Other current assets                               8,515      7,476    7,374

  Total current assets                             75,672     68,184   66,372

Investment in TPI Enterprises, Inc.                 8,682      8,682    8,682
Investment in and advances to partnership               -     40,052   40,187
Property, net                                     263,562    226,353  223,981
Other long-term assets                             59,695     35,841   34,880


  Total assets                                   $407,611   $379,112 $374,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Film rentals payable                              $27,509   $17,297  $12,090
 Accrued expenses and other liabilities             49,036    37,639   35,871
 Estimated IRS settlement                            3,146     4,796    4,796
 Other accounts payable,
 including related parties of  $178 at
  December 31, 1992 and $126 at April 1,1993         7,907     3,384    3,976
 Current maturities of borrowings
  and capital lease obligations                      2,519     2,464    2,618

  Total current liabilities                         90,117    65,580   59,351


Corporate borrowings                               200,126   200,914  200,633
Capital lease obligations                           66,165    50,510   52,051
Other long-term liabilities                         19,237    15,621   16,904

   Total liabilities                               375,645   332,625  328,939

Deferred gain on sale of assets                          -    26,992   26,992
Commitments and contingencies
Stockholders' equity
 Common stock; 4,684,130 shares
 issued and outstanding at December 30,
  1993 and 4,539,380 shares at

 December 31, 1992 and April 1, 1993                 3,123     3,026    3,026
 Class B stock; 11,730,000 shares
 issued and outstanding                              7,820     7,820    7,820
 Additional paid-in capital                         13,979    12,800   12,800
 Retained earnings (accumulated deficit)             7,044    (4,151)  (5,475)

  Total stockholders' equity                        31,966    19,495   18,171

  Total liabilities and stockholders' equity      $407,611  $379,112 $374,102

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                       (Unaudited)
                                                Thirty-nine         Fifty-two
                                                Weeks Ended       Weeks Ended
INCREASE (DECREASE) IN CASH AND EQUIVALENTS     12/30/93    12/31/92   4/1/93
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                   $12,519     $2,587    $1,263

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
  Depreciation and amortization - property        22,157     18,024    23,869
           - other long-term assets                5,081      3,062     4,306
  Loss (gain) on sale of long-term assets             79     (9,640)   (9,638)
  Change in certain assets and liabilities,
     net of effects from acquisitions and investments:
      Receivables                                 (1,995)    (2,228)     (897)
      Other current assets                         1,135        592       694
      Film rentals, net                            8,940      3,252    (1,843)
      Accrued expenses, other liabilities
       and other  accounts payable                13,650      8,005     8,131
      Estimated IRS settlement                    (1,650)         -         -

  Other, net                                       2,209      3,141     3,177
      Total adjustments                           49,606     24,208    27,799
  Net cash provided by operating activities       62,125     26,795    29,062
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                           (6,707)    (7,200)   (8,786)
  Sales (investments) in money market
   instruments, short-term commercial
   paper and corporate bonds, net                 26,109       (375)     (649)
  Purchase of partnership interest,
   net of cash acquired                           (8,486)         -         -
  Proceeds from disposition of property              511     14,768    14,768
  Other, net                                        (143)      (290)     (739)
  Net cash provided by investing activities       11,284      6,903     4,594

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit agreements      30,000      3,000     3,000
  Repayments under line of credit agreements     (30,000)   (57,000)  (57,000)
  Principal payments under capital leases         (1,314)      (672)     (885)
  Proceeds from issuance of debt securities            -    198,654   198,654
  Repurchase of debentures                             -   (125,000) (125,000)
  Repayment of acquired subsidiary indebtedness  (37,000)         -         -
  Other repayments                                (1,400)    (6,124)   (6,400)
  Proceeds from issuance of common stock           1,276        845       845
  Redemption of preferred stock                        -     (5,000)   (5,000)
  Dividends paid on preferred stock                    -     (2,531)   (2,531)
  Dividends paid on common stock                       -    (18,550)  (18,550)

  Deferred financing costs                          (450)    (8,145)   (8,155)
  Net cash used in financing activities          (38,888)   (20,523)  (21,022)
 NET INCREASE IN CASH AND EQUIVALENTS             34,521     13,175    12,634
 CASH AND EQUIVALENTS AT BEGINNING OF PERIOD      23,997     11,363    11,363
 CASH AND EQUIVALENTS AT END OF PERIOD           $58,518    $24,538   $23,997

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except narratives)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


                                                 (Unaudited)
                                                 Thirty-nine       Fifty-two
                                                Weeks Ended      Weeks Ended
                                           12/30/93     12/31/92      4/1/93

Capital lease obligations incurred in
 connection with property acquired         $3,278         $811       $3,931

Borrowings incurred in connection with
 property acquired                              -            -           35



 On May 28, 1993, Cinema Enterprises II, Inc. ("CENI II"), a wholly-owned subsidiary of American Multi-Cinema, Inc. ("AMC"), acquired a fifty percent partnership interest in Exhibition Enterprises Partnership ("EEP") from TPI Entertainment, Inc. Together with the fifty percent partnership interest already owned by Cinema Enterprises, Inc. ("CENI"), EEP became wholly-owned by subsidiaries of AMC. Cash and equivalents held by EEP at May 28, 1993 totaled $9,014,000. Liabilities assumed from the May 28, 1993 transaction follow:

 Fair value of assets acquired
  (including cash and equivalents)                    $ 70,170

 Cash paid                                             (17,500)


 Liabilities assumed                                  $ 52,670

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                (Unaudited)
                                                Thirty-nine       Fifty-two
                                               Weeks Ended       Weeks Ended
                                         12/30/93     12/31/92       4/1/93

Cash paid during the period for:

 Interest (net of amounts

  capitalized)                          $ 20,123      $ 18,947     $ 32,697
 Income taxes                              5,425           887        1,343
 Income taxes resulting from
  IRS settlement                           1,650             -            -

Cash received during the period for:

 Interest and dividend income              1,342         5,290        7,182
 Income tax refunds                          106            82          133

                               AMC  ENTERTAINMENT INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands, except share amounts)
                                              (Unaudited)


                          Preferred Stock   Common Stock     Class B Stock
                          Shares   Amount Shares    Amount   Shares    Amount
Balance, April 2, 1992        5     $1   4,358,380  $2,906 11,730,000  $7,820
  Net earnings for the
   thirty-nine
   weeks ended
   December 31, 1992          -      -           -       -          -       -

  Net proceeds from sale
   of Common Stock            -      -     181,000     120          -       -

  Redemption of Preferred
   Stock                     (5)    (1)          -       -          -       -


  Dividends declared:
   14% Preferred Stock        -      -           -       -          -       -

   Common and Class B         -      -           -       -          -       -

Balance, December 31, 1992    -      -   4,539,380   3,026 11,730,000   7,820

  Net loss for the
   thirteen weeks ended
   April 1, 1993              -      -           -       -          -       -


Balance, April 1, 1993        -      -   4,539,380   3,026 11,730,000   7,820

  Net earnings for
   the thirty-nine
   weeks ended
   December 30, 1993          -      -           -       -          -       -

Net proceeds from sale
   of Common Stock            -      -     144,750      97          -       -

Balance, December 30, 1993    -     $-   4,684,130  $3,123 11,730,000  $7,820

                               AMC  ENTERTAINMENT INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands, except share amounts)
                                              (Unaudited)


                                    Additional   Retained    Total
                                    Paid-in      Earnings   Stockholders'
                                    Capital      (Deficit)    Equity

Balance, April 2, 1992              $ 26,599     $  2,543     $ 39,869

  Net earnings for
   the thirty-nine
   weeks ended
   December 31, 1992                       -        2,587        2,587

  Net proceeds from sale
   of Common Stock                       725            -          845


  Redemption of Preferred
   Stock                              (4,999)           -       (5,000)

  Dividends declared:
   14% Preferred Stock                     -         (256)        (256)

   Common and Class B                 (9,525)      (9,025)     (18,550)

Balance, December 31, 1992            12,800       (4,151)      19,495

  Net loss for the thirteen

   weeks ended April 1, 1993               -       (1,324)      (1,324)

Balance, April 1, 1993                12,800       (5,475)      18,171

  Net earnings for
   the thirty-nine
   weeks ended
   December 30, 1993                       -       12,519       12,519

Net proceeds from sale
   of Common Stock                     1,179            -        1,276

Balance, December 30, 1993           $13,979       $7,044      $31,966

                    AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 1993
                                  (UNAUDITED)

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

 AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its Subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation and management of multi-screen motion picture theatres.


 In the opinion of management, the accompanying consolidated financial data contains all adjustments (which comprise only normal recurring accruals) necessary to present fairly its financial position as of December 30, 1993 and December 31, 1992 and the results of operations and cash flows.

 The interim consolidated financial data is submitted in response to the requirements of Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's 1993 annual report.

 Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 30, 1993 are not necessarily indicative of the results to be expected for the entire year.

Fiscal Year
 The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March (March 31, 1994 for the current year, which includes fifty-two weeks and April 1, 1993 for the prior year, which included fifty-two weeks).

Earnings Per Share
 Earnings per share is computed based upon net earnings for the period less preferred stock dividends divided by the weighted average number of common shares outstanding and outstanding stock options when their effect is dilutive.


Presentation
 Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation. Such amounts were not material.


NOTE 2 - TRANSACTIONS WITH TPI ENTERPRISES, INC.

Investment in TPI Enterprises, Inc.
 The Company owns 1,475,144 shares of Common Stock of TPI Enterprises, Inc. ("TPI"), representing approximately seven percent of TPI's outstanding stock. On April 19, 1991, AMC granted a ten year purchase option for the shares that includes an irrevocable proxy to vote the option shares. The purchase price under the option is $6.00 per share until April 19, 1994 at which time the purchase price will increase by $.50 per share for each successive year under the option agreement. The Company accounts for this investment on the cost method.

Investment In and Advances To Partnership
 Prior to May 28, 1993, Exhibition Enterprises Partnership ("EEP" or the "Partnership") was 50% owned by Cinema Enterprises, Inc. ("CENI"), a wholly-owned subsidiary of AMC, and 50% owned by TPI Entertainment, Inc. ("TPIE"), a wholly-owned subsidiary of TPI. On April 19, 1991, the Partnership acquired the ownership interest in 57 movie theatres (56 theatres previously purchased by TPIE from AMC and 1 theatre constructed by TPIE), subject to obligations under notes, loans and capital leases. From inception through April 1, 1993, the Company accounted for its investment in EEP on the equity method.

 At April 1, 1993 and December 31, 1992, investment in and advances to partnership included a 12% Subordinated Promissory Note due from EEP of $42,364,000 principal amount, discounted for an effective yield of 14%, plus a note receivable in the amount of $710,000 from the April 25, 1991 sale of a theatre.

 On May 28, 1993, the Company completed the acquisition of TPIE's partnership interest in EEP for $17,500,000 in cash. The acquisition also required the repayment of $37,000,000 in EEP bank indebtedness which was funded by borrowings under a revolving line of credit of $30,000,000 together with cash on hand. The acquisition was accounted for under the purchase method of accounting and EEP was consolidated, for financial reporting purposes, as a
wholly-owned subsidiary.    The unamortized deferred gain arising from the
1989 and 1990 sales of theatres to TPIE ($26,992,000) was applied as a reduction to the carrying value of the EEP assets. On a pro forma basis, the effect of the acquisition on the Company's fiscal 1993 results would have been an increase in earnings of approximately $116,000. Presented below is selected unaudited pro forma operating statement data of the Company for the thirty-nine weeks ended December 30, 1993, December 31, 1992 and the fifty-two weeks ended April 1, 1993, assuming the acquisition occurred at the beginning of the respective fiscal year (in thousands):

                                                   Pro Forma (Unaudited)
                                             Thirty-nine         Fifty-two
                                             Weeks Ended         Weeks Ended

                                       12/30/93      12/31/92     4/1/93
                                       --------      --------     ------
 Total revenues                       $447,958       $412,177    $543,340
 Cost of operations                    345,342        323,082     426,012
 Depreciation and amortization          28,825         29,203      38,597
 General & administrative               27,957         26,280      36,915
 Estimated loss on future dispositions       -          2,500       2,500
                                       -------        -------     -------
    Operating income                    45,834         31,112      39,316

 Interest expense                       27,546         26,579      35,969
 Investment income                       1,493             88         325
 Gain (loss) on disposition of assets      (79)         9,590       9,590

 Income tax provision                    8,100          5,000       5,400
                                       -------         ------      ------
 Earnings before extraordinary item     11,602          9,211       7,862
 Extraordinary item                          -         (6,483)     (6,483)
                                        ------         ------     -------
 Net earnings                          $11,602         $2,728      $1,379

 Earnings per share                          $.71           $.15        $.07

 For fiscal 1994, the Company is accounting for its investment in EEP on a consolidated basis by including EEP's assets and liabilities, as adjusted for the purchase, in the Consolidated Balance Sheet, and by including EEP's revenues and expenses in the Consolidated Statement of Operations beginning

April 2, 1993. One-half of the Partnership's net loss for the period April 2, 1993 through May 27, 1993 attributable to TPIE ($1,599,000) has been recorded as minority interest.


NOTE 3 - BORROWINGS

Loan Agreement
 Effective August 10, 1992, AMC entered into a loan agreement with two banks to provide a revolving line of credit of up to $40,000,000 for working capital and other general corporate purposes (the "Credit Facility"). The Credit Facility terminates on the third anniversary of the agreement date. The Company has the option to borrow at rates based on either the bank's base rate, CD rates or LIBOR and is required to pay an annual commitment fee of 3/8 of 1% on the unused amount of the commitment. At December 30, 1993, AMC had no borrowings on the Credit Facility.

 The Credit Facility includes several financial covenants. The Company is required to maintain a maximum net debt to consolidated EBITDA ratio and a minimum fixed charge coverage ratio. The required net debt to consolidated EBITDA ratio is 4.00 to 1 for fiscal 1994 and 3.50 to 1 thereafter. The required fixed charge coverage ratio is 1.35 to 1 for fiscal 1994 and 1.50 to 1 thereafter. In addition, the covenants contained in the Credit Facility limit the Company's capital expenditures to $25,000,000 per year, of which the Company may allocate to capital expenditures outside of the United States the lesser of $10,000,000 or $5,000,000 plus 25% of cash flow (minus 100% of cash flow, if negative), in each case less the amount of permitted dividends paid or declared by the Company. As of December 30, 1993, the Company has satisfied all financial covenants relating to the Credit Facility.


 The Credit Facility stipulates that there shall be a period of at least 60 consecutive days during each twelve month period following the agreement date when there are no loans outstanding under the Credit Facility. The Company has satisfied this stipulation for the second anniversary of the loan agreement by not borrowing funds for 60 consecutive days following August 10, 1993.


NOTE 4 - PROPERTY

 A summary of property follows (in thousands):
                                                 (Unaudited)
                                         12/30/93     12/31/92      4/1/93

   Property owned:
     Land                                $ 20,239    $  20,239    $  20,239
     Buildings and improvements            86,283       82,991       83,028
     Furniture, fixtures and equipment    164,099      128,921      129,297
     Leasehold improvements               119,124       91,821       92,118
                                          389,745      323,972      324,682

     Less - accumulated depreciation and
      amortization                        170,231      132,557      137,266

                                          219,514      191,415      187,416
   Property leased under capitalized leases:
     Buildings                             68,313       54,668       56,569
     Less - accumulated amortization       24,265       19,730       20,004

                                           44,048       34,938       36,565
   Net property                          $263,562     $226,353     $223,981


NOTE 5 - CONTINGENCIES

 The Company, in the normal course of business, is party to various legal actions. Management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the Company. The following paragraphs summarize significant litigation and proceedings to which the Company is a party.

 El Cajon Cinemas, Inc. v. American Multi-Cinema, Inc., United States District Court, Southern District of California (Case No. 90 0710B (IEG)). On May 30, 1990, El Cajon Cinemas, Inc. (El Cajon) instituted this suit against AMC (the San Diego litigation). On August 31, 1990, El Cajon filed its first amended complaint against AMC alleging violations of Section 1 of the Sherman Act, applicable California statutes prohibiting state antitrust violations and unfair competition and tortious interference. The amended complaint sought unspecified damages and attorneys' fees. On November 21, 1990, AMC answered the amended complaint and filed a counterclaim against El Cajon and George E. Krikorian (El Cajon's sole stockholder and President), seeking relief for violations of Section 1 of the Sherman Act, for violations of applicable California statutes prohibiting state antitrust violations and unfair competition, and for tortious interference with contractual relations/prospective advantage. AMC's counterclaim sought unspecified damages and attorneys' fees.


 In December 1993, the parties agreed to a full settlement of the San Diego litigation. AMC paid El Cajon $75,000 and the court dismissed El Cajon's complaint and AMC's counterclaim with prejudice.

 Income Tax Litigation. The Company has been in litigation with the Internal Revenue Service (IRS) primarily concerning the Company's method, for the years 1975 and 1978 to 1987, inclusive, of reporting, for income tax purposes, film rentals and deductions in the year paid (cash method) rather than in the year the related film was exhibited (accrual method). These and other issues, including issues relating to certain capital gains, the dividends received deduction and the understatement penalty, were the subject of two United States Tax Court cases (Durwood, Inc. v. Commissioner of Internal Revenue, Docket No. 3706-88 filed February 23, 1988 and Durwood,

Inc. v. Commissioner of Internal Revenue, Docket No. 3322-91 filed February 22, 1991).

 Settlements have been reached with respect to all issues in each of the tax court cases. Through December 30, 1993, the Company has recorded provisions totaling $22,951,000 representing the estimated additional federal and state income taxes and interest resulting from the IRS litigation. Through December 30, 1993, the Company has made payments totaling $19,805,000 to federal and state tax authorities associated with the tax court settlements. Management believes that adequate amounts have been reserved with respect to these income tax matters.

 Sales Tax Litigation.  On August 13, 1991,  the Florida Department of

Revenue assessed the Company $1,670,000 in taxes, penalties and interest for popcorn sales in theatres that occurred during the period commencing January 1, 1986, and ending December 31, 1988. Because the regulation relied on by the Department did not become effective until December 1987, the Department issued a revised assessment to the Company in the amount of $388,000, which is based on the Company's 1988 popcorn sales in Florida. Because the Company's Florida legal counsel failed to file a petition to contest the assessment, within the required time, the Department has taken the position that the Company owes $388,000 in taxes plus penalties and interest.

 The Company and the Department have agreed to be bound by the final judicial resolution of another Florida sales tax case currently pending in the Florida

First District Court of Appeals, which presents substantially the same issues. If the taxpayer prevails in this case, the Company will pay nothing to the Department. If the Department prevails, the Company will pay the $388,000 in assessed taxes plus interest, but no penalties. In any event the Company will also pursue all available remedies against its former legal counsel.

NOTE 6 - INCOME TAXES

 The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Effective in fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The effect of adopting SFAS 109 was not material.


 Upon the adoption of SFAS 109 on April 3, 1992, the Company recorded a valuation allowance of $16,562,000 against deferred tax assets based on the lack of sufficient evidence required under SFAS 109 to support the realizability of the deferred tax assets. At December 30, 1993, the valuation allowance amounted to approximately $13,000,000. Based on increasing positive evidence supporting the potential realizability of the deferred tax assets, it is possible that this valuation allowance may be decreased in future periods. A reduction in the valuation allowance will increase net income in the period of adjustment.


NOTE 7 - COMMITMENTS


 The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed. Of the total number of anticipated openings, leases for five new theatres with 78 screens and leases for the expansion of 17 screens at three existing locations have been finalized. The scheduled completion of construction and theatre openings are at various dates through the third quarter of fiscal 1997. The estimated minimum rental payments that may be required under the terms of the leases total approximately $94,000,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION
General
 The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional revenues are derived from other sources such as on-screen advertising and license fees from electronic video games in theatre lobbies. The Company's principal costs of operations are film rentals and advertising costs, payroll, costs of concessions, occupancy costs, such as theatre rentals and utilities, and other expenses such as insurance.

 Set forth below is a summary of operating revenues for the thirteen and thirty-nine week periods ended December 30, 1993 and December 31, 1992. In addition, revenues and expenses are presented on a pro forma basis as if EEP were consolidated for the periods ended December 31, 1992. (Dollars in thousands):


                        Per Report         Per Report     Pro Forma with EEP
                      13 Weeks Ended     13 Weeks Ended     13 Weeks Ended
                            % of Total            % of Total      % of Total
                   12/30/93  Revenues 12/31/92  Revenues 12/31/92   Revenues
Revenues
  Admissions       $  87,465    66%  $  69,037      65%   $ 95,982    67%
  Concessions         39,455    30      29,381      28      41,440    29
  Management fee
   income                 62     -       3,002       3          78     -
  Other                5,607     4       4,072       4       5,900     4

       Total        $132,589   100%   $105,492     100%   $143,400   100%

Cost of Operations
  Film rental       $ 43,737    33%   $ 36,807      35%   $ 51,423    36%
  Advertising          4,213     3       2,893       3       4,255     3
  Payroll & related

   expenses           19,459    15      13,661      13      18,617    13
  Occupancy costs     21,311    16      14,362      14      20,315    14
  Concession
   merchandise         5,725     4       4,961       5       6,884     5
  Other                9,052     7       5,985       5       7,737     5

       Total        $103,497    78%  $  78,669      75%   $109,231    76%

                        Per Report          Per Report    Pro Forma with EEP
                     39 Weeks Ended      39 Weeks Ended     39 Weeks Ended
                            % of Total         % of Total         % of Total
                    12/30/93 Revenues 12/31/92  Revenues    12/31/92 Revenues
Revenues

  Admissions        $297,647    67%   $201,652      66%   $277,865    68%
  Concessions        134,773    30      87,117      29     121,006    29
  Management fee
   income                210     -       7,183       2         193     -
  Other               15,328     3      10,178       3      13,113     3

       Total        $447,958   100%   $306,130     100%   $412,177   100%

Cost of Operations
  Film rental       $154,910    35%   $105,793      35%   $146,578    35%
  Advertising         13,912     3       9,705       3      13,486     3
  Payroll &
   related expenses   61,247    14      43,703      14      58,184    14
  Occupancy costs     66,226    15      44,120      14      61,860    15
  Concession
   merchandise        20,004     4      13,813       5      18,945     5
  Other               29,089     6      18,216       6      24,029     6

       Total        $345,388    77%   $235,350      77%   $323,082    78%

Operating Results
 Total revenues for the thirty-nine weeks ended December 30, 1993 increased $141,828,000, or 46.3%. After giving pro forma effect to the consolidation of EEP for the prior period, total revenues increased $35,781,000, or 8.7%. The pro forma increase in total revenues is the result of an increase in attendance that created additional admission and concession revenues of $23,737,000 and $10,337,000, respectively. The admission revenue increase is partially offset by a decrease in the average ticket price of 1.3%, from the previous year lowering revenues by $3,955,000. The concession revenue increase was due in part to a 2.5% rise in concession revenue per patron which contributed $3,430,000 in additional revenues. The increase in attendance for the first three quarters of fiscal 1994 was the result of strong summer product which produced a 31.2% increase in patrons during the thirteen weeks ended September 30, 1993 compared to the previous year.

 Cost of operations increased $110,038,000, or 46.8%, from $235,350,000 in the prior period to $345,388,000 currently. On a pro forma basis, including EEP operations in the prior period, cost of operations increased $22,306,000 or 6.9% during the thirty-nine weeks ended December 30, 1993. Including EEP theatres for the prior period, film rental expense increased $8,332,000, or 5,7%, of which $10,436,000 in additional expense was due to higher volumes less $2,104,000 due to a small decrease in the percentage paid to distributors. Other increases on a pro forma basis include payroll and related costs of $3,063,000, or 5.3%, and occupancy costs of $4,366,000, or 7.1%. Although payroll expense increased 5.3% over the prior period, the expense actually decreased as a percentage of admission and concession revenues. The increase in occupancy costs on a pro forma basis is the result of increased rent expense associated with expansions and new theatre openings in addition to an increase in utilities expense.

 Substantially all of the management fee income earned in fiscal 1993 was generated from the Company's management agreement with EEP. Because it acquired 100% ownership of the EEP theatres, in the current period the Company has no management fee income from EEP theatres in its Consolidated Financial Statements for the thirty-nine weeks ended December 30, 1993.

 Operating income increased during the thirty-nine weeks ended December 30, 1993 by $24,356,000, or 115.4% to $45,462,000 from $21,106,000 in the prior period. On a pro forma basis, including EEP operations in the previous year, operating income increased $14,350,000, or 46.1%, in the current period. The pro forma increase on a thirty-nine week basis is the result of increases in the first and second quarter of $3,658,000 and $14,845,000, respectively, offset by a decrease in the third quarter of $4,153,000.

 General and administrative expense increased $1,869,000, or 7.2,% to

$27,957,000 in the current period from $26,088,000 for the thirty-nine weeks ended December 31, 1992. The increase is primarily the result of the provision for bonuses to corporate, division and film associates under a management incentive program together with an increase of $1,686,000 in connection with the Company's exploration of international opportunities which began in September 1992. These increases are partially offset by a charge in the first quarter of fiscal 1993 associated with the consolidation of two operating divisions and the related savings of this consolidation in the current period.

 Interest expense increased $4,455,000, or 19.2%, to $27,616,000 during the thirty-nine weeks ended December 30, 1993. The increase consisted of a $2,601,000 rise in interest expense related to corporate borrowings and $1,854,000 of additional interest expense associated with capitalized leases. The increase in corporate borrowings occurred during the first thirteen weeks of the current fiscal year when borrowings outstanding were approximately $200,000,000 versus $175,000,000 in the first quarter of fiscal 1993. Excluding the effect of the EEP acquisition in fiscal 1994, interest expense increased by approximately $2,000,000, primarily as the result of the debt restructuring in the second quarter of fiscal 1993.

 Investment income decreased $4,832,000, or 74.5% from $6,485,000 for the thirty-nine weeks ended December 31, 1992 to $1,653,000 currently. This decrease is the result of the elimination of equity in earnings of EEP and interest income from EEP notes in the current period, the effect of which was partially offset by an increase in other investment income in the current period. For the thirty-nine weeks ended December 31, 1992, equity in earnings of EEP and interest income from EEP notes amounted to $1,676,000 and

$4,004,000, respectively.

 During the thirty-nine weeks ended December 31, 1992 the Company recorded a provision for potential theatre closings of $2,500,000 and recorded a gain in the amount of $9,640,000 primarily relating to the sale of theatres to Carmike Cinemas, Inc. Income from minority interest in the amount of $1,599,000 was recorded in the thirty-nine weeks ended December 30, 1993 relating to TPIE's share of the EEP operating loss from April 2, 1993 through May 27, 1993, prior to the Company's acquisition of TPIE's partnership interest.

 Due to the debt restructuring in the second quarter of fiscal 1993, the Company incurred extraordinary charges in the amount of $10,283,000 before tax. These charges include redemption premiums on then outstanding debentures and the write-off of deferred charges relating to such debentures and the credit facility. The income tax benefit derived from these charges was $3,800,000, resulting in a net extraordinary charge of $6,483,000, or $.40 per share in fiscal 1993.

 For the thirty-nine weeks ended December 30, 1993 the Company recorded earnings prior to taxes and extraordinary charges of $21,019,000, an increase of $6,949,000, or 49.4%, compared to earnings of $14,070,000 in the comparable period of the prior year. After taxes and extraordinary items, net earnings were $12,519,000, or $.76 per share in the current period compared to $2,587,000, or $.14 per share for the thirty-nine weeks ended

December 31, 1992. Excluding gains and losses from the disposition of assets, the Company recorded earnings prior to income taxes and extraordinary items of $21,098,000 for the thirty-nine weeks ended December 30, 1993 compared to earnings of $6,930,000 in the prior period. The improved earnings of the Company was primarily due to increased attendance during the second quarter of fiscal 1994 and the acquisition of the remaining one-half share of EEP on May 28, 1993.

 Total revenues for the thirteen weeks ended December 30, 1993 increased $27,097,000, or 25.7%, from $105,492,000 in the prior fiscal year to
$132,589,000in the current fiscal year   On a pro forma basis including EEP
revenues for the prior period, total revenues in the current period decreased $10,811,000, or 7.5%. The decrease is largely due to decreased attendance and a decrease in the average ticket price resulting in declines in admission revenues of $6,078,000 and $2,439,000, respectively. Attendance for the current quarter declined 6.6% from the prior year. Net earnings for the quarter ended December 30, 1993 decreased $2,282,000, from $3,054,000 or $.19 per share in the prior period to $772,000 or $.05 per share currently.

Liquidity, Capital Structure and Resources
 The Company's revenues are collected in cash, principally through box office admissions and theatre concession sales. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital. This "float" exists because admissions revenues are received in cash while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admission revenues and the Company is only occasionally required to make advance payments or non-refundable guarantees of film rentals.

 The Company believes that opportunities for new theatre openings exist throughout the United States in areas that are, in the Company's judgment, inadequately screened. The Company's practice has been to construct new theatres and screens pursuant to lease agreements. In an effort to reduce costs associated with leased property management is exploring the feasibility of owning versus leasing new theatres. Certain theatres operating under lease agreements may be purchased if favorable terms can be reached.

 An expansion of eight screens at an existing location was completed during the first half of fiscal 1994. Four theatres with twelve screens were closed during the thirty-nine weeks ended December 30, 1993. The Company has signed lease agreements for five new theatres with 78 screens and the expansion of 17 screens at three existing locations scheduled to open at various dates through the third quarter of fiscal 1997. The estimated minimum rental payments that may be required over the life of the leases for the theatres under construction total approximately $94,000,000.

 The Company continually monitors the performance of its portfolio of theatres to determine the best strategy given local and industry-wide conditions. If an individual theatre's operating margins are unsatisfactory, management may decide, among other options, to convert the theatre to a "dollar house," to sell the property (or the lease rights thereto) or to close the theatre. The closure of a theatre may be coordinated with the opening of a new, modern AMC theatre complex where the operating margins are expected to be superior to those of the replaced theatres. The decision to sell or close a theatre may result in a loss when the carrying value of the property exceeds the sales price or when a theatre is closed with a remaining lease commitment.

 Cash flow from operating activities, as reflected in the Consolidated Statement of Cash Flows, was $62,125,000 in the thirty-nine weeks ended December 30, 1993 compared with cash flow of $26,795,000 in the comparable period of fiscal 1993. Total property acquisitions, including those for refurbishment of existing theatres and property under capital lease obligations, were $9,985,000 for the thirty-nine weeks ended December 30, 1993.

 The Company estimates that total capital expenditures for the fiscal year ending March 31, 1994 will be approximately $15,000,000 (excluding property under capital lease obligations). Such expenditures include normal maintenance capital expenditures of approximately 1-1/2% of revenues and capital expenditures for expansion of the theatre circuit.


 Indentures to AMCE's Senior Notes and the Senior Subordinated Notes contain numerous restrictive covenants that, among other things, restrict the type and amount of debt that the Company may incur and impose limitations on the creation of liens, a change of control, transactions with affiliates, mergers and investments. The Company does not anticipate that these covenants will materially impede the operation of the Company.

 As discussed in Note 3 to the Consolidated Financial Statements, the Credit Facility's total loan commitment amount is $40,000,000. As of December 30, 1993, AMC had no borrowings under the Credit Facility. The Company is required to reduce the amount outstanding under the Credit Facility to zero for a 60 day consecutive period each year. The Company has satisfied this requirement for the second anniversary of the loan agreement by having no borrowings under the credit line during 60 consecutive days following August 10, 1993. As a result, subject to other loan covenants, future borrowings before August 10, 1994 would not be required to be repaid until June 10, 1995.

 On December 23, 1993, the Company filed with the Securities and Exchange Commission a registration statement for the sale of $100 million of Convertible Preferred Stock (the "Offering"). If the sale is completed, the Company intends to use the net proceeds of the Offering: (1) to improve and expand its domestic theatre circuit; (2) to finance the construction or acquisition of theatres in foreign markets; (3) to repurchase and retire a portion of AMCE's Senior Notes and Senior Subordinated Notes pursuant to open market or privately negotiated purchases or otherwise; and (4) for general corporate purposes. Any new theatres and screens may be acquired pursuant to lease agreements or through acquisition of fee ownership and may be constructed by the Company on a stand-alone basis or through partnerships or other arrangements with third parties. The Company's determination to acquire Notes will depend on many factors, including factors beyond its control such as prevailing market prices for the Notes, and may be subject to limitations in the Indentures and other debt instruments to which it is a party. The Company has made no determination as to the amount of proceeds that will be allocated to any of the foregoing purposes. However, the Company expects that no more than a nominal amount, if any, of the proceeds would be used for general corporate purposes and that substantially all of the proceeds will be used for the other purposes identified above. Should the sale not be completed, the Company believes that its current cash flows and existing sources of financing will support its growth plans at a reduced level.

PART II.  OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS
 Scott C. Wallace, Derivatively on Behalf of Nominal Defendant AMC Entertainment Inc. v. Stanley H. Durwood, et al., Chancery Court For New Castle County, Delaware (Civil Action No. 12855). On January 27, 1993, plaintiff filed a derivative action on behalf of AMC Entertainment Inc. against four of its directors, Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr. (the "Wallace litigation"). AMC Entertainment Inc. was named as a nominal defendant. The lawsuit alleges breach of fiduciary duty, mismanagement and waste of assets in connection with the provision of film licensing, accounting and financial services by

American Associated Enterprises, a partnership beneficially owned by Stanley
H. Durwood and members of his family, to the Company, certain other transactions with affiliates of the Company, termination payments to a former officer of the Company and other transactions. The lawsuit seeks unspecified money damages, and equitable relief and costs, including reasonable attorneys' fees.

 James M. Bird, Derivatively on Behalf of Nominal Defendant AMC Entertainment Inc. v. Stanley H. Durwood, et al., Chancery Court For New Castle County, Delaware (Civil Action No. 12939). On April 16, 1993, plaintiff filed a derivative action on behalf of AMC Entertainment Inc. against four of its directors, Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr., and one of its former directors, Philip E. Cohen (the

"Bird litigation"). AMC Entertainment Inc. was named as a nominal defendant. The lawsuit alleges many of the same claims that are alleged in the Wallace litigation, as well as claims involving certain transactions with National Cinema Supply Corporation and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc. The lawsuit seeks unspecified money damages, and equitable relief and costs, including reasonable attorneys' fees.

 On August 20, 1993, the defendants (other than the nominal defendant) filed a motion to dismiss both actions. On September 10, 1993, such defendants filed a motion to stay discovery pending the court's resolution of defendants' motion to dismiss. On November 1, 1993, the court ordered that discovery be stayed in the Wallace litigation and the Bird litigation pending a ruling on the motion to dismiss, except for discovery concerning the fitness of Mr. Wallace to serve as a derivative plaintiff.

 For additional information relative to legal proceedings, see Note 5 of Notes to Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibit 11

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
            STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                   (in thousands, except per share amounts)




                                                       (Unaudited)
                                                   Thirty-nine Weeks Ended
                                                     12/30/93     12/31/92

 Net earnings before extraordinary items            $12,519       $9,070
 Preferred dividends declared                             -         (256)

 Net earnings applicable to common stock
  before extraordinary items for primary
  and fully diluted earnings per share              $12,519       $8,814

 Net earnings                                       $12,519       $2,587


 Preferred dividends declared                             -         (256)

 Net earning applicable to common stock for
  primary and fully diluted earnings per share      $12,519       $2,331

 Average shares for primary earnings per share:

   Weighted average number of shares outstanding     16,340       16,186

   Stock options outstanding whose effect is
   dilutive                                             112            9


   Total shares outstanding                          16,452       16,195

 Average shares for fully diluted earnings per share:

   Weighted average number of shares outstanding     16,340       16,186

   Stock options outstanding whose effect is
   dilutive                                             144            9

   Total shares outstanding                          16,484       16,195

 Primary earnings per share before

  extraordinary items                                  $.76         $.54

 Primary earnings per share                            $.76         $.14

 Fully diluted earnings per share before
  extraordinary items                                  $.76         $.54

 Fully diluted earning per share                       $.76         $.14

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMC ENTERTAINMENT INC.




 Date:  February, 4, 1994                 /s/ Peter C. Brown
                                          Peter C. Brown
                                          Senior Vice President,
                                          Chief Financial Officer and
                                          Treasurer


 Date:  February 4, 1994                  /s/ Richard L. Obert
                                          Richard L. Obert
                                          Vice President and

                                          Chief Accounting Officer