Form 10-K
period 1994-03-31
AMC ENTERTAINMENT INC
filed 1994-05-27
CIK 722077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       (Fee Required)
For the fiscal year ended March 31, 1994
or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
       (Fee Required)
For the transition period from _______________ to _______________________
Commission File Number 01-12429
AMC ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

   Delaware                                       43-1304369
(State or other jurisdiction of
 incorporation or organization)                   (I.R.S. Employer
                                                  Identification No.)

           106 West 14th Street
          Kansas City, Missouri                   64105-1977
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (816) 221-4000

Securities registered pursuant to Section 12(b) of the Act:
          Name of Each Exchange
Title of Each Class                               on Which Registered
Common Stock, 66 2/3 par value                    American Stock Exchange, Inc.
                                                  Pacific Stock Exchange, Inc.

$1.75 Cumulative  Convertible Preferred Stock,
 66 2/3 par value                                 American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
11.875% Senior Notes due August, 2000
12.625% Senior Subordinated Notes due August, 2002

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (ii) has been subject to such filing requirements for the past 90 days.
          Yes     X              No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [     ]


     The aggregate market value of the registrant's voting stock held by non-affiliates as of May 16, 1994 computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $26,054,410.

Title of Each Class of Common Stock               Outstanding at May 16, 1994
Common Stock, 66 2/3 par value                    5,295,130
Class B Stock, 66 2/3 par value                   11,157,000

 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
1993 FORM 10-K ANNUAL REPORT

PART I
                                                                PAGE NUMBER

Item 1.       Business                                          3 - 12
Item 2.       Properties                                        12
Item 3.       Legal Proceedings                                 12 - 14
Item 4.       Submission of Matters to a Vote of
               Security Holders                                 14

PART II

Item 5.       Market for the Registrant's Common Stock and
                Related Security Holder Matters                 15
Item 6.       Selected Financial Data                           15
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations             16 - 21
Item 8.       Financial Statements and Supplementary Data       21
Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures            22

PART III

Item 10.      Directors and Executive Officers of the
               Registrant                                       23 - 25
Item 11.      Executive Compensation                            25 - 32
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                  32 - 34
Item 13.      Certain Relationships and Related Transactions    34 - 35

PART IV

Item 14.      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.                            35 - 36
              Signatures                                        37

                                  PART I
ITEM 1.  BUSINESS

(a)  General Development of Business
     AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is one of the largest motion picture exhibitors in the United States in terms of the number of theatre screens operated.

     AMCE's predecessor was founded in Kansas City, Missouri in 1920 by the father of Mr. Stanley H. Durwood, the current Chairman of the Board and Chief Executive Officer of AMCE. Mr. Stanley H. Durwood's son, Mr. Edward D. Durwood, is AMCE's President and Vice Chairman of the Board. Approximately 84% of AMCE's outstanding voting securities are owned by Durwood, Inc. ("DI"), all of whose stock is beneficially owned by Mr. Stanley H. Durwood and his children.

     AMCE is a Delaware corporation with its principal executive offices located at 106 West 14th Street, Kansas City, Missouri 64105. Its telephone number at such address is (816) 221-4000.

(b)  Financial Information about Industry Segments

     The Registrant operates exclusively in the motion picture exhibition industry.

(c)  Narrative Description of Business

Recent Developments
     On May 28, 1993, Cinema Enterprises II, Inc. ("CENI II"), a wholly-owned subsidiary of American Multi-Cinema, Inc. ("AMC"), acquired a fifty percent partnership interest in Exhibition Enterprises Partnership ("EEP") from TPI Entertainment, Inc. Together with the fifty percent partnership interest already owned by Cinema Enterprises, Inc. ("CENI"), EEP became wholly-owned by subsidiaries of AMC.

     AMC financed the EEP acquisition with cash on hand and $30 million borrowed under its credit facility. In connection with the EEP acquisition, CENI, CENI II and EEP became guarantors under the credit facility and also with respect to the Company's $100 million principal amount 11-7/8% Senior Notes due 2000 and $100 million principal amount 12-5/8% Senior Subordinated Notes due 2002.

     On March 31, 1994, CENI and CENI II was merged into AMC, and EEP ceased to exist by operation of law. AMC now directly owns all of EEP assets and operations.

General
     The Company is one of the largest motion picture exhibitors in the United States based on the number of theatre screens operated. Since 1968, when the Company operated 12 theatres with 22 screens, the Company has expanded its operations to include 236 theatres with 1,603 screens located in 22 states and the District of Columbia. Nearly one-half of the screens operated by the Company are located in Florida, California, Pennsylvania and Texas and approximately 70% of the Company's screens are located in areas among the 20 largest Areas of Dominant Influence (television market areas as defined by Arbitron Company).

     The Company's revenues are generated primarily from box office admissions and theatre concession sales, which accounted for 66% and 30%, respectively, of fiscal 1994 revenues. The balance of the Company's revenues are generated primarily by on-screen advertising programs and video games located in theatre lobbies. The Company believes that attendance, revenue and cash flow per screen at its theatres are among the highest in the industry due to its attractive, strategically located, multi-screen theatres and innovative marketing programs.

     The Company is an industry leader in the development and operation of multi-screen theatres, primarily in large metropolitan markets. This strategy of establishing multi-screen theatre complexes enhances attendance and concession sales by enabling the Company to exhibit concurrently a variety of motion pictures attractive to different segments of the movie-going public. It also allows the Company to match a particular motion picture's attendance patterns to the appropriate auditorium size, thereby extending the run of a motion picture and maximizing profit. In addition, multi-screen theatre complexes realize economies of scale by serving more patrons from common support facilities, thereby enabling the Company to spread costs over a higher revenue base. During the fiscal year ended March 31, 1994, theatres with ten or more screens had per patron theatre operating income of $1.35 compared to $1.15 at theatres with less than ten screens (excluding "dollar houses"). At March 31, 1994, approximately 29% of the Company's screens were in theatre complexes with ten or more screens and approximately 87% were located in theatre complexes with six or more screens. The average number of screens per theatre operated by the Company is 6.8, which is the highest of the five largest theatre chains in North America and higher than the industry average of 4.5, based on the most recent data reported in the National Association of Theatre Owners 1993-1994 Encyclopedia of Exhibition.

     The Company continually upgrades its theatre circuit by opening new theatres, refurbishing and adding new screens to existing theatres and selectively closing unprofitable theatres. Since March 1989, 40 of the Company's theatres with 332 screens, representing 21% of its screens, have been opened and approximately $45 million has been spent to modernize and remodel its theatres. The Company believes that this strategy of maintaining modern multi-screen theatre complexes enhances its ability to license commercially popular motion pictures.

     The Company continually introduces new programs and amenities at its theatres. The following are examples of developments that are being implemented in the Company's theatre circuit. MovieWatcherr is a frequent moviegoer program that rewards loyal customers for patronizing AMC theatres nationwide. Teleticketing allows customers to order tickets in advance by telephone and purchase them with credit cards. AMC's proprietary High Impact Theatre System provides a clearer picture and more dynamic sound throughout the auditorium. Computerized box offices maintain attendance records by title and show time, allowing the Company to make informed staffing, marketing and motion picture exhibition decisions.

     Motion picture theatres are the primary initial distribution channel for new motion picture releases and the Company believes that the theatrical success of a motion picture is the critical factor in establishing the value of the motion picture in the cable television, videocassette or other ancillary markets. According to Motion Picture Associates of America, Inc. ("MPAA"), the total dollars spent on all types of motion picture entertainment in the United States, including box office admissions, increased from $17.5 billion in 1987 to $26.0 billion in 1992. From 1980 to 1992, domestic box office admissions have increased from $2.7 billion to $4.9 billion, primarily due to an increase in average ticket prices throughout this period.

     Annual domestic theatre attendance has averaged approximately one billion persons since the early 1960's. In 1993, annual domestic attendance was 1,244 million. This stability in attendance has occurred despite substantial growth in the cable television and videocassette sales and rental businesses. The Company believes that motion picture theatre attendance has remained stable because alternative motion picture delivery systems do not provide an experience comparable to attending a movie in a theatre and variances in year-to-year attendance are primarily related to the overall popularity and supply of motion pictures.

Growth Strategy
     The Company intends to expand its domestic theatre circuit by developing new theatres, increasing the number of screens at existing theatres and possibly by acquiring existing theatres or circuits from competitors. In addition, the Company will continue to explore international theatre development in specific markets.

     The Company believes that numerous opportunities for new theatre openings exist throughout the United States, both in areas of population growth and in areas of stable population which, in the Company's judgment, are inadequately served. These markets are attractive either due to a lack of screens relative to the area's population or because the existing theatres are not representative of today's standard multiplex facility design. The Company believes that the best operating economies are achieved, and the optimal experience for the movie-going patron is provided, by large theatre facilities of typically 50,000 to 100,000 square feet containing at least 12 screens. A theatre facility of this size attracts patrons from larger geographic areas and competes effectively against smaller, less efficient movie theatre complexes that may already exist in a given market. Although a market may have a sufficient absolute number of screens based on current population, their scattered configuration and out-dated design may result in the market being, in the Company's judgment, inadequately served. Another advantage of the large multiplex facility is that it provides the Company additional opportunities for prime locations because it can replace a department store as anchor tenant in a substantial shopping center development. The Company intends to develop these state-of-the-art theatres at locations based on retail concentration, access to surface transportation and specific demographic statistics and trends.

     Traditionally, the Company has leased its theatres from real estate developers. The Company assists the developer in facility design and provides the developer with a long-term lease to facilitate financing of the project. In recent years, certain real estate developers have limited new property development, primarily due to their financial condition and the availability of financing. Although the Company believes that most of its new domestic theatres will continue to be developed through lease arrangements, it will consider developing and owning a theatre location if it is unable to identify a developer for a specific new project. In addition to facilitating the development of attractive theatres, ownership of theatre locations will allow the Company to obtain the specific sites it desires and maintain greater control over the development of the projects.

     The Company is currently reviewing over 70 potential domestic theatre locations, and has begun negotiations on 30 sites representing approximately 400 screens. Presently, the Company anticipates that approximately 300 new screens will be opened or under construction by the end of fiscal 1995, including approximately 70 screens at 12 existing theatres. However, there can be no assurance that the Company will finalize negotiations on any of these sites. If a theatre is operated under a conventional lease arrangement, the Company typically owns the furniture, fixtures and equipment. The cost per screen to the Company of a leased theatre is approximately $150,000, or $3,600,000 for a 24-screen modern multiplex theatre. If the Company decides to own a theatre in fee, the estimated cost for a 24-screen modern multiplex theatre will be $550,000 to $750,000 per screen, or approximately $13,300,000 to $18,000,000 per theatre facility, depending upon land values.

     In connection with the development of new theatres and screens, the Company may participate in the development of "entertainment centers," which would be destination entertainment complexes anchored by a large multiplex theatre and containing related leisure time facilities such as casual dining facilities, sports bars, game rooms, virtual reality centers and other similar facilities. The Company anticipates that ultimately it would retain a minority interest in any such center and would participate in the initial development and ownership of the center primarily to obtain favorable theatre lease or acquisition terms.

     The United States motion picture exhibition industry is currently consolidating, with the top ten exhibitors now accounting for approximately 50% of total screens. However, there remain over 350 participants in the industry and the Company believes that the trend towards consolidation will afford the Company the opportunity to acquire both specific theatres or entire theatre circuits. The Company will consider such acquisitions in order to complement an existing presence within a market or to enter a new market.

     The Company also believes that a significant growth opportunity exists for the development of multiplex theatres in foreign markets. Many urban areas in Canada, Mexico, Europe and Asia are substantially underscreened, both in terms of the absolute number of screens and in the adoption of the multiple screen theatre format. In addition, the production and distribution of feature films and the demand for American motion pictures is increasing in many foreign countries. The Company intends to utilize its experience in the development of multiplex theatres, as well as its existing relationships with the domestic motion picture production industry, to enter selected foreign markets. The Company has opened offices in Toronto, Mexico City, Paris and Hong Kong and is actively seeking local real estate partners or developers to participate in the development of these international markets, either through traditional lease structures, outright fee ownership or the development of entertainment centers.

Theatre Development
     The following table sets forth information concerning additions and dispositions of domestic theatres and screens during, and the number of domestic theatres operated by the Company at the end of the last five fiscal years.

                                  Changes in Theatres Operated                  Total
                                         During Period                   Theatres Operated
                                Additions            Dispositions
                         Number of   Number of   Number of   Number of   Number of   Number of
Period Ended             Theatres    Screens     Theatres    Screens     Theatres    Screens

March 29, 1990                4           36          17       81          276        1,645
March 28, 1991                4           47          19       70          261        1,622
April 2, 1992                 7           73          15       78          253        1,617
April 1, 1993                 6           72          16       72          243        1,617
March 31, 1994                2           15           9       29          236        1,603

     Total                   23          243          76      330

     The Company adds and disposes of theatres based on industry conditions and its business strategy. Since the beginning of fiscal 1990, the Company has constructed 21 new theatres having 186 screens, added 50 screens to existing theatres, closed 53 theatres with 196 screens and sold 23 theatres with 134 screens.

     The following table provides greater detail with respect to the Company's owned and managed theatre circuit as of March 31, 1994.

     Total               Total             Screens per Theatre
State                    Screens   Theatres    1-5      6-9   10 +

Florida                 298           40         6      26     8
California              245           34         6      19     9
Texas                   166           22         4      14     4
Pennsylvania            126           24        14       9     1
Michigan                117           20        10       6     4
Missouri                 87           12         1       8     3
Arizona                  80           12         3       6     3
Colorado                 69           10         2       6     2
Virginia                 63            9         3       4     2
Ohio                     56            8         2       5     1
New Jersey               52            9         4       4     1
Maryland                 48            6         0       4     2
Georgia                  42            5         0       4     1
Oklahoma                 22            3         0       3     0
New York                 22            3         0       3     0
Illinois                 20            3         0       3     0
Louisiana                20            3         0       3     0
Washington               20            3         0       3     0
Kansas                   18            3         0       3     0
Massachusetts            10            2         1       1     0
District of Columbia      9            1         0       1     0
Nebraska                  8            2         1       1     0
Delaware                  5            2         2       0     0

Total                 1,603          236        59     136    41

Theatre Operations
     The Company uses a decentralized structure to operate its business on a day-to-day basis. Each location is viewed as a discrete profit center and a portion of theatre level management's compensation is linked to the operating results of each unit. All theatre level personnel complete formal training programs to maximize both customer service and the efficiency of the Company's operations. Theatre management additionally attends a four to six-week training academy focusing on operations management, administration, marketing and supervisory management during their first 12 to 24 months with the Company.

     Four division offices, each headed by a Vice President, supervise theatre operations and personnel within their respective regions. The division Vice Presidents are also responsible within their markets for real estate activity, marketing, facilities (design and maintenance) and profit center auditing. The division offices are located in Los Angeles, California; Kansas City, Missouri; Clearwater, Florida; and Voorhees, New Jersey.

     Policy development, strategic planning, finance and accounting are centralized at the corporate office. Additionally, the corporate office acts as a service bureau to both the division offices and theatres regarding management information systems, benefits, administration and operations services. Film licensing activity primarily occurs in Los Angeles utilizing a structure that facilitates interaction between theatre managers, division managers and motion picture buyers.

     The Company has improved the profitability of certain of its older theatres by converting them to "dollar houses," which display second-run movies and charge lower admission prices (ranging from $1.00 to $2.00). The Company operated 25 such theatres with 134 screens at March 31, 1994 (8.4% of the Company's total screens).

     The Company primarily relies upon advertisements and movie schedules published in newspapers to inform its patrons of motion picture titles and show times. Radio, television and full page newspaper advertisements are used on a regular basis to promote new releases and special events. These expenses generally are paid for by the distributors; however, the Company occasionally shares the expense of such advertisements. The Company pays for "stack" advertisements which display information on motion pictures at the Company's theatres within a geographic area. The Company also exhibits "Now Playing" and "Coming Soon" spots to promote motion pictures currently playing on the Company's screens or motion pictures not yet released.

Film Licensing
     The Company licenses motion pictures from distributors on a film-by-film and theatre-by-theatre basis. The Company obtains these licenses either by negotiating directly with, or by submitting bids to, distributors. Negotiations with distributors are based on several factors, including theatre location, competition, season and motion picture content. Rental fees paid by the Company under a negotiated license generally are adjusted subsequent to the exhibition of a motion picture in a process known as "settlement." Factors taken into account in the settlement process include the commercial success of a motion picture relative to original expectations and an exhibitor's commitment to the motion picture. When motion pictures are licensed through a bidding process, the bids for new releases are made, at the discretion of the distributor, subject to the requirements of state law, either on a previewed basis or a non-previewed ("blind-bid") basis. In most cases, the Company licenses its motion pictures on a previewed basis.

     Licenses entered into in either a negotiated or bidding process typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentages declining over the term of the run. First-run motion picture rental usually begins at 70% of box office admissions and gradually declines to as low as 30% over a period of four to seven weeks. Second-run motion picture rental typically begins at 35% of box office admissions and often declines to 30% after the first week. Under a theatre admissions revenue sharing formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses.

     The Company may pay non-refundable guarantees of film rentals or make advance payments of film rentals, or both, in order to obtain a license in a negotiated or bid process, subject, in some cases, to a per capita minimum license fee. Because of the settlement process, negotiated licenses typically are more favorable to theatre operators with respect to the percentage of revenue paid to license a motion picture. In the past two years, bidding has been used less frequently.

     The Company's film buyers evaluate the prospects for upcoming motion pictures prior to the time that distributors solicit bids. Criteria considered for each motion picture include cast, director, plot, performance of similar motion pictures, estimated motion picture rental costs and expected MPAA rating. Successful licensing depends greatly upon knowledge of the tastes of the residents in markets served by each theatre and insight into the trends in those tastes, as well as the availability of commercially popular motion pictures.

     The Company licenses film through division level film buyers located in Los Angeles, California and Voorhees, New Jersey. Division level licensing enables the Company to capitalize on local trends and to take into account actions of local competitors in its bidding and licensing strategies. The Company at no time licenses any one motion picture for all its theatre complexes, which minimizes its risk with respect to any single motion picture.

     A decentralized film licensing strategy is an important ingredient in the Company's formula for penetration of local markets. In essence, the Company's business is dependent upon the availability of marketable motion pictures. There are seven distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. They consist of Buena Vista Pictures (Disney), Warner Bros. Distribution, Columbia Pictures, Tri-Star Pictures, Twentieth Century Fox, Universal Film Exchanges, Inc. and Paramount Pictures. There are numerous smaller distributors and no single distributor dominates the market. Poor relationships with distributors, poor performance of motion pictures or disruption in the production of motion pictures by the major studios and/or independent producers may have an adverse effect upon the business of the Company. In fiscal 1994, no single distributor accounted for more than 8% of the motion pictures licensed by the Company or more than 20% of the Company's box office admissions. From fiscal year to fiscal year the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of such distributor's motion pictures in any given year.

     The Company predominantly licenses "first-run" motion pictures. During the period January 1, 1982 to December 31, 1993, the number of new first-run motion pictures released each year by distributors in the United States has ranged from a low of 361 to a high of 487. In 1993, domestic distributors released 469 new first-run motion pictures. If a motion picture has substantial potential following its first run, the Company may license it for a "sub-run." Although average daily sub-run attendance is often less than average daily first-run attendance, sub-run film rentals are also generally less than first-run film rentals. Sub-runs enable the Company to exhibit a variety of motion pictures during periods in which there are few new film releases.

Concessions
     Concession sales are the second largest source of revenue for the Company after box office admissions. Concession items include popcorn, soft drinks, candy and other items. The Company's strategy emphasizes prominent and appealing concession counters designed for rapid service and efficiency. The Company is continuing its efforts to increase concession sales through optimizing product mix, introducing new products and intensive staff training.

Competition
     The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to licensing motion pictures, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete aggressively with the Company's theatres. The Company believes that the principal competitive factors with respect to film licensing include licensing terms (including guarantees), seating capacity and location of an exhibitor's theatres, the quality of projection and sound equipment at the theatres, and the exhibitor's ability and willingness to promote the motion pictures. The competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location of theatres, the comfort and quality of theatres and ticket prices.

     There are over 350 participants in the domestic motion picture exhibition industry. Industry participants vary substantially in size, from small independent operators of a single theatre with a single screen to large national chains of multi-screen theatres affiliated with entertainment conglomerates. At the end of calendar 1992, the ten largest motion picture exhibition companies operated approximately one-half of the total number of screens.

The Company's theatres face competition from a number of motion picture exhibition delivery systems, such as pay television, pay per view and home video systems. While the future impact of such delivery systems on the motion picture exhibition industry is difficult to determine precisely, there can be no assurance that such delivery systems will not have an adverse impact on attendance at the Company's theatres. The Company's theatres also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

Regulatory Environment
     The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees resulting from one of those cases, to which the Company was not a party, have a material impact on the Company. Those consent decrees bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including the Company, on a film-by-film and theatre-by-theatre basis. Consequently, the Company cannot assure itself of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for its licenses on a film-by-film and theatre-by-theatre basis.

     Bids for new motion picture releases are made, at the discretion of the distributor, subject to state law requirements, either on a previewed basis or blind-bid basis. Certain states have enacted laws regulating the practice of blind-bidding. Management believes that it may be able to make better business decisions with respect to film licensing if it is able to preview motion pictures prior to bidding for them, and accordingly believes that it may be less able to capitalize on its expertise in those states which do not regulate blind-bidding.

     Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. The Company is implementing modifications to its theatre design which will satisfy the ADA's requirements. The Company presently estimates that the cost of such compliance over the next fiscal year will be approximately $2 million.

Employees
     As of March 31, 1994, the Company had approximately 1,630 full-time and 6,417 part-time employees. Approximately 12% of the part-time employees were minors whose wages do not exceed minimum wage.

     Fewer than one percent of the Company's employees, consisting primarily of motion picture projectionists, are represented by the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators. The Company's expansion into new markets may increase the number of employees represented by this union. The Company believes that its relationship with this union is satisfactory.

     As an employer covered by the ADA, the Company must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of the Company's business. In addition, many of the Company's employees are covered by various government employment regulations, including minimum wage, overtime and working condition regulations.

ITEM 2.  PROPERTIES

     Substantially all of the Company's real properties, including its central offices, are leased. The majority of the Company's theatres are subject to lease agreements with original terms generally ranging from 15 to 25 years and, in most cases, renewal options for up to an additional 20 years. The renewal options generally provide for increased rent. Property leases provide for minimum annual rentals and may, under certain conditions, require additional rental payments based on a percentage of revenues. The majority of the concession, projection, seating and other equipment required for each of the Company's theatres is owned.


ITEM 3.  LEGAL PROCEEDINGS

     The following paragraphs summarize significant litigation and proceedings to which the Company is a party.

 Income Tax Litigation.  The Company has been in litigation with the Internal
     Revenue Service ("IRS") primarily concerning the Company's method, for the years 1975 and 1978 to 1987, inclusive, of reporting, for income tax purposes, film rental deductions in the year paid (cash method) rather than in the year the related film was exhibited (accrual method). These and other issues, including the determination of various credit and loss carrybacks, and issues related to certain capital gains, the dividends received deduction, and the understatement penalty, were the subject of two United States Tax Court cases (Durwood, Inc. v. Commissioner of Internal Revenue, Docket No. 3706-88 filed February 23, 1988 and Durwood, Inc. v. Commissioner of Internal Revenue, Docket No. 3322-91 filed February 22, 1991).

     Settlements have been reached with respect to all issues in each of the tax court cases. Through September 30, 1993, the Company has recorded provisions totaling approximately $23 million, representing the estimated federal and state income taxes and interest resulting from the IRS litigation. Through September 30, 1993, the Company has made payments totaling approximately $20 million to federal and state tax authorities associated with the tax court settlements. Management believes that adequate amounts have been reserved with respect to these income tax matters.

 Sales Tax Litigation.
     On August 13, 1991, the Florida Department of Revenue assessed the Company $1,670,000 in taxes, penalties and interest for popcorn sales in theatres that occurred during the period commencing January 1, 1986 and ending December 31, 1988. Because the regulation relied on by the Department did not become effective until December 1987, the Department issued a revised assessment to the Company in the amount of $388,000, which is based on the Company's 1988 popcorn sales in Florida. Because the Company's Florida legal counsel failed to file a petition to contest the assessment within the required time, the Department took the position that the Company owed $388,000 in taxes plus penalties and interest.

     The Company and the Department agreed to be bound by the final judicial resolution of another Florida sales tax case involving substantially the same issues, which case has been recently decided against the taxpayer. Pursuant to its agreement with the Department, the Company will pay the $388,000 in assessed taxes plus interest, but no penalties. The Company will also pursue all available remedies against its former legal counsel.

     Scott C. Wallace, Derivatively on Behalf of Nominal Defendant AMC Entertainment Inc. v. Stanley H. Durwood, et al., Chancery Court for New Castle County, Delaware (Civil Action No. 12855). On January 27, 1993, plaintiff filed a derivative action on behalf of AMCE against four of its directors, Messrs. Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr. (the "Wallace litigation"). AMCE was named as a nominal defendant. The lawsuit alleges breach of fiduciary duties of care, loyalty and candor, mismanagement and waste of assets in connection with the provision of film licensing, accounting and financial services by American Associated Enterprises, a partnership beneficially owned by Mr. Stanley H. Durwood and members of his family, to the Company, certain other transactions with affiliates of the Company, termination payments to a former officer of the Company and other transactions. The lawsuit seeks unspecified money damages and equitable relief and costs, including reasonable attorneys' fees.

     James M. Bird, Derivatively on Behalf of Nominal Defendant AMC Entertainment Inc. v. Stanley H. Durwood, et al., Chancery Court for New Castle County, Delaware (Civil Action No. 12939). On April 16, 1993, plaintiff filed a derivative action on behalf of AMCE against four of its directors, Messrs. Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr., and one of its former directors, Philip E. Cohen (the "Bird litigation"). AMCE was named as a nominal defendant. The lawsuit alleges many of the same claims that are alleged in the Wallace litigation, as well as claims involving certain transactions with National Cinema Supply Corporation and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc. The lawsuit seeks unspecified money damages and equitable relief and costs, including reasonable attorneys' fees.

     On August 20, 1993, the defendants filed motions to dismiss both the Wallace litigation and the Bird litigation. On September 10, 1993, such defendants filed motions to stay discovery pending the court's resolution of defendants' motions to dismiss. On November 1, 1993, the court ordered that discovery be stayed in the Wallace litigation and the Bird litigation pending resolution of the motions to dismiss, except for discovery concerning the fitness of Mr. Wallace to serve as a derivative plaintiff.

     The Company is named as a defendant in a number of other lawsuits arising in the normal course of its business. Management does not expect that any actions to which the Company is a party will result in a material loss to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent executed on February 17, 1994, DI, as the holder of the majority of outstanding shares of the Company's Common Stock and Class B Stock, approved an amendment and restatement ("Amendment") to the Company's Certificate of Incorporation. The Amendment was made in connection with an offering by the Company of shares of its $1.75 Cumulative Convertible Preferred Stock. The primary purpose of the Amendment was to clarify provisions of the Company's Certificate of Incorporation relating to liquidation and voting rights of preferred stock. Pursuant to the Amendment, the rights of holders of Common Stock and Class B Stock as to voting, including the rights of such holders to elect members of the Company's Board of Directors, and as to liquidation, are subject to such rights, powers and preferences as may be granted to holders of preferred stock when it is authorized by the Board of Directors. Pursuant to the Amendment, the Certificate of Incorporation was also amended to provide that only Directors elected by holders of Class B Stock and Common Stock may fill vacancies on the Board of Directors allocable to Class B Stock when there are no Class B shares outstanding.
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Registrant's security is traded on the exchanges listed on the cover page of this Form 10-K. As of May 16, 1994, there were 468 stockholders of AMC Entertainment Inc. Common Stock. Price range data follows:

                                        PRICE RANGE
                                   1994                1993
                              HIGH      LOW       HIGH      LOW

First Quarter              $ 9.75    $ 7.37     $7.25     $4.37
Second Quarter              13.00      9.25      7.12      4.62
Third Quarter               14.62     12.37      6.50      4.12
Fourth Quarter              13.50     10.62      8.75      5.87

Year                       $14.62    $ 7.37     $8.75     $4.12

     Durwood, Inc. owns all 11,157,000 outstanding shares of AMCE's Class B Stock (which has no established public trading market) and 2,641,951 shares of AMCE's Common Stock, representing 49.9% of the 5,295,130 shares of Common Stock outstanding at May 16, 1994.

     AMCE's Certificate of Incorporation provides that holders of Common Stock and Class B Stock shall receive, pro rata per share, such cash dividends as may be declared from time to time by the Board of Directors. Except for a $1.14 per share dividend declared in connection with a recapitalization that occurred in August 1992, AMCE has not declared a dividend on shares of Common Stock since fiscal 1989. Any payment of cash dividends on the Common Stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition, debt restrictions and other factors deemed relevant by its Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA
     See Index to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
     The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional revenues are derived from other sources such as on-screen advertising and license fees from electronic video games in theatre lobbies. The Company's principal costs of operations are film rentals, advertising costs, payroll, costs of concessions, occupancy costs, such as theatre rentals and utilities, and other expenses such as insurance. Set forth below is a summary of operating revenues and expenses for the last three fiscal years.

                                     52 Weeks Ended           52 Weeks Ended          53 Weeks Ended
                                  March 31,  % of Total    April 1, % of Total   April 2,  % of Total
                                      1994     Revenues    1993     Revenues     1992      Revenues
                                         (Dollars in thousands)
Revenues
  Admissions                    $389,454         66%   $265,766                   66%  $272,96067%
  Concession                     176,27430   114,80928   114,207    28
  Management fee income              301           -     9,3422     6,502        2
  Other                           21,424           4     14,548      4         13,295      3

       Total                    $587,453        100%   $404,465      100%    $406,964      100%

Cost of Operations
  Film rentals                  $197,461         34%   $137,613       34%    $138,511       34%
  Advertising                   17,0553       12,786        3      17,123        4
  Payroll & related expenses      80,884        14       57,497      14        62,532     15
  Occupancy costs                 87,611        15       58,878      15        59,438     15
  Concession merchandise          26,349         3       17,522       4        18,288      5
  Other                           39,817        7        26,539      7         30,009      7

       Total                    $449,177         76%   $310,835       77%    $325,901       80%

Operating Results
  Fiscal year ended March 31, 1994 (fiscal 1994) v. Fiscal year ended April 1, 1993 (fiscal 1993).
     Total revenues for the fifty-two weeks ended March 31, 1994 increased $182,988,000, or 45.2%, from $404,465,000 for the prior fiscal year ended April 1, 1993 to $587,453,000 in the current period. After giving pro forma effect of the consolidation of EEP for the prior period, total revenues increased $44,113,000, or 8.1%, from $543,340,000. Revenue increases after the pro forma effect of EEP for fiscal 1993 included increases in admissions of $23,548,000, concessions of $17,185,000 and other of $3,380,000. Compared to the prior period including EEP operations, attendance increased 7,944,000, or 8.1%, the average ticket price decreased $.05, or 1.3%, and concession revenue per patron increased $.04, or 2.5%.

     Cost of operations increased $138,342,000, or 44.5%, during fiscal 1994 to $449,177,000 from $310,835,000 for the prior year. After giving pro forma effect to the consolidation of EEP for the prior period, cost of operations increased $23,165,000, or 5.4%, from $426,012,000 in fiscal 1993. Including
EEP theatres for last year, film rental expense increased $7,325,000 in the current fiscal year, $12,236,000 due to higher volumes, which increase was partially offset by a decrease of $4,911,000 resulting from a lower percentage of admissions paid to distributors. Concession merchandise costs increased $2,303,000 in the current year, after including EEP operations for the prior period. This increase is the result of increased attendance producing $2,597,000 additional expense partially offset by $294,000 due to a decrease in vendor pricing. Payroll and related expenses increased $4,437,000, or 5.8%, in the current fiscal year, after including the pro forma effect of EEP in the prior year. Although this expense has increased in absolute dollars, as a percentage of admission and concession revenues the expense decreased .3% from 14.6% at April 1, 1993 to 14.3% during the current fiscal year.

     Operating income increased $34,066,000, or 128%, in the fiscal year ended March 31, 1994 to $60,736,000 from $26,670,000 in the prior period. After giving pro forma effect of the consolidation of EEP in the prior year, operating income increased $21,420,000, or 54.5%, from $39,316,000 in the prior fiscal year. The increase is due primarily to increased attendance and a decrease in "direct operating expenses" (cost of operations excluding film rentals, theatre rentals, license fees and insurance). On a per patron basis, direct operating expense, including EEP operations in the prior year, decreased $.03 from $1.58 at April 1, 1993 to $1.55 during the current period.

     General and administrative expenses increased $3,207,000, or 8.8%, during the fiscal year ended March 31, 1994 from $36,285,000 in the prior year to $39,492,000 currently. The increase was primarily the result of the provision for bonuses to corporate, division and film office associates under a management incentive program, together with an increase of $1,600,000 in connection with the Company's exploration of international opportunities which began in September 1992. Other increases include pension expense, legal fees and miscellaneous taxes.

     Interest expense increased $4,974,000 during the current fiscal year ended March 31, 1994 to $36,375,000 from $31,401,000 in the prior period. Of this increase, $2,871,000 relates to corporate borrowings and $2,103,000 to capitalized leases. On a pro forma basis, including EEP operations in the prior period, total interest expense increased $406,000 in the current period.

     Investment income decreased during the current fiscal year $7,083,000 from $8,239,000 in the prior period to $1,156,000 currently. Fiscal 1993 included equity in earnings of EEP of $1,743,000. For the current period EEP revenues and expenses are reflected on a consolidated basis. Interest income decreased $4,816,000 in the current period primarily due to the elimination of interest income from EEP.

     Minority interest reported in fiscal 1994 in the amount of $1,599,000 represents TPIE's share of the EEP operating loss from April 2, 1993 to May 27, 1993, prior to the Company's acquisition of TPIE's partnership interest in EEP. Included in the results for fiscal 1993 is a net gain on the disposition of assets of $9,638,000, primarily from the sale of five theatres with 32 screens to Carmike Cinemas, Inc.

     Due to the debt restructuring in the second quarter of fiscal 1993, the Company incurred extraordinary charges in the amount of $10,283,000, before tax. The income tax benefit derived from this change was $3,800,000, resulting in a net extraordinary item charge of $6,483,000, or $.40 per share.

     For the fifty-two weeks ended March 31, 1994, the Company recorded increased earnings before income taxes and extraordinary items of $14,266,000, to $27,412,000 versus $13,146,000 in the prior period. After income taxes and extraordinary items the Company's net earnings increased $14,049,000 to $15,312,000 compared to $1,263,000 in the prior period. Excluding gains and losses on disposition of assets the Company recorded earnings prior to income taxes and extraordinary items of $27,116,000 for the current fiscal year compared to $6,008,000 in the prior period.

  Fiscal year ended April 1, 1993 (fiscal 1993) vs. Fiscal year ended April 2, 1992 (fiscal 1992).
     Total revenues of the Company for fiscal 1993 were approximately $404,465,000, representing a decline from fiscal 1992 of $2,499,000, or 0.6%. Fiscal 1992 included 53 weeks versus 52 weeks in fiscal 1993. Excluding revenues produced in the fifty-third week of fiscal 1992, total revenues increased in the 1993 fiscal year $5,386,000, or 1.3%. Theatre revenues per screen from owned theatres increased 2.2%, or $7,399, in fiscal 1993 in spite of a decrease in the average ticket price of $.03. Concession revenue increased in fiscal 1993 $.03 per patron to $1.59 versus $1.56 in the prior period.

     Substantially all of the management fees earned in fiscal 1993 were from the Company's management agreement with EEP. Management fee income increased 43.7% in fiscal 1993, or $2,840,000, to $9,342,000 from $6,502,000. The incentive management fee was earned in fiscal 1993, producing $1,830,000 in additional revenues. In the prior fiscal year, the required level of earnings was not met to earn the incentive fee. The remainder of the increase in management fee income was the result of improved revenues at EEP theatre locations.

     Cost of operations decreased $15,066,000, or 4.6%, in fiscal 1993 to $310,835,000 from $325,901,000 in the prior period. The major areas of improvement were in advertising expense and payroll related expenses. The decline in expense is primarily due to a cost cutting effort implemented in the third quarter of fiscal 1992. Direct operating expense decreased 9.0%, from $1.99 to $1.81 per patron in fiscal 1993.

     General and administrative expenses decreased $1,600,000, or 4.2%, from $37,885,000 in fiscal 1992 to $36,285,000 in fiscal 1993. This decrease occurred notwithstanding the fact that the Company assumed the responsibilities of AMC Entertainment International, Inc., effective September 4, 1992, which resulted in expenses of approximately $1,582,000 in fiscal 1993. In addition, during fiscal year 1992, the Company incurred a one-time charge in the amount of $750,000 relating to the consolidation of two divisions. Excluding the expenses referred to above, general and administrative expense decreased $3,932,000, or 10.4%. This improvement is the result of a cost reduction program which resulted in decreased legal and professional fees of approximately $1,200,000, decreased research and development costs of $650,000 and miscellaneous other reductions.

     Interest expense increased $1,366,000, or 4.5%, in fiscal 1993 from $30,035,000 in fiscal 1992 to $31,401,000. Interest relating to corporate borrowings increased $1,795,000, which was offset by a decrease in capital lease interest of $429,000. The increase in interest expense associated with corporate borrowings is the result of a recapitalization that was completed in the second quarter of fiscal 1993 which raised outstanding debt by approximately $40,000,000. The recapitalization was completed to improve the Company's future liquidity by increasing the average maturity of its funded debt from 5.1 years to 9.0 years (as of April 2, 1992).

     Investment income decreased $263,000 from $8,502,000 in fiscal 1992 to $8,239,000 in fiscal 1993. Included in investment income is the Company's equity in net income of EEP. In fiscal 1993, this amount increased by $1,339,000 to $1,743,000. Included in fiscal 1992 was a gain of $1,234,000 relating to the sale of stock held for investment.

     Included in the results for fiscal 1993 and fiscal 1992 are gains on disposition of assets in the amount of $9,638,000 and $8,721,000, respectively. These gains are primarily the result of theatre sales to Carmike Cinemas, Inc. In fiscal 1993 and fiscal 1992, the Company recorded $2,500,000 and $3,000,000, respectively, for estimated losses on future disposition of assets.

     Earnings before taxes and extraordinary items were $13,146,000 in fiscal 1993 compared to a loss in fiscal 1992 of $4,019,000. After income taxes and extraordinary items, net earnings were $1,263,000, or $.06 per share, versus a loss in the previous year of $5,519,000, or $.39 per share. The improvement in earnings in fiscal 1993 occurred notwithstanding an extraordinary charge recorded in the second quarter ended October 1, 1992. The extraordinary charge in the amount of $10,283,000, before tax, was the result of debt restructuring. The charge consisted of redemption premiums on the then outstanding debentures and the write-off of deferred charges relating to such debentures and a prior credit facility. The income tax benefit derived from this charge was $3,800,000, resulting in a net extraordinary item of $6,483,000, or $.40 per share.

Liquidity, Capital Structure and Resources
     On March 3, 1994, the Company sold to the public 4,000,000 shares of $1.75 Cumulative Convertible Preferred Stock at a purchase price of $25 per share. The net proceeds to the Company from the sale of the Convertible Preferred were approximately $95.6 million. The Company intends to use such proceeds (i) to improve its domestic theatre circuit through the construction of new theatres, the addition of screens at, or remodeling of, existing theatres and the acquisition of existing theatres from other circuits, (ii) to finance the construction or acquisition of theatres in foreign markets (iii) to repurchase and retire a portion of its debt securities pursuant to open market or privately negotiated purchases or otherwise and (iv) for general corporate purposes. Such new theatres and screens may be acquired pursuant to lease agreements or through acquisition of fee ownership and may be constructed by the Company on a standalone basis or through partnerships or other arrangements with third parties. The Company's intention to acquire its debt securities will depend on many factors, including factors beyond its control such as prevailing market prices for the debt securities, and may be subject to limitations in the Indentures and other debt instruments to which it is a party. The Company has made no determination as to the amount of proceeds that will be allocated to any of the foregoing purposes. Pending their use for the purposes set forth above, the Company has invested the net proceeds in interest-bearing instruments and other short-term securities.

     The Company's revenues are collected in cash, principally through box office admissions and theatre concession sales. Cash flow from operating activities, as reflected in the Consolidated Statement of Cash Flows, was $63,578,000, $29,062,000 and $18,441,000 in fiscal years 1994, 1993 and 1992, respectively. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. This "float" exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admission revenues and the Company is only occasionally required to make advance payments or non-refundable guarantees of film rentals.

     In addition to cash and cash equivalents and short-term investments of $151,469,000 at March 31, 1994, the Company had available to it at such date the total commitment amount under its $40,000,000 credit facility. In connection with the acquisition of EEP on May 28, 1993, the Company borrowed $30,000,000 under the credit facility, which amount was repaid from cash flow from operations by July 28, 1993. Except for this borrowing, the Company has not utilized the credit facility and does not anticipate that it will need to do so. The Company is presently negotiating certain amendments to the credit facility which, among other things, will permit the payment of dividends on the Convertible Preferred. If the Company is unable to negotiate such amendments, it intends to terminate the credit facility and seek new credit arrangements.

     The Company estimates that total capital expenditures will be approximately $30,000,000 in fiscal 1995 (excluding property under capital lease obligations). Such expenditures include normal maintenance capital expenditures of approximately 1.5% of revenues and capital expenditures for expansion of the theatre circuit. Total property acquisitions, including those for refurbishment of existing theatres, excluding capital lease obligations, were $10,651,000 for fiscal 1994.

     During fiscal 1994, the Company opened one new theatre with six screens, commenced managing one new theatre with one screen, expanded an existing location with eight additional screens and ceased operating nine theatres with twenty-nine screens.. The Company has signed lease agreements for seven new theatres with 103 screens and the expansion of 17 screens at existing locations scheduled to open at various dates through the third quarter of fiscal 1997. The estimated minimum rental payments that may be required over the life of the leases (averaging 20 years) for the theatres under construction total approximately $122,000,000.

     The Company continually monitors the performance of its portfolio of theatres to determine the best strategy given local and industry-wide conditions. If an individual theatre's operating margins are unsatisfactory, management may decide, among other options, to convert the theatre to a "dollar house," to sell the property (or the lease rights thereto) or to close the theatre. The closure of a theatre may be coordinated with the opening of a new, modern AMC theatre complex where the operating margins are expected to be superior to those of the replaced theatre. The decision to sell or close a theatre may result in a loss when the carrying value of the property exceeds the sales price or when a theatre is closed with a remaining lease commitment.

     The loss is charged to earnings during the period in which the decision is made.

     The Indentures and credit facility contain covenants that, among other things, restrict the type and amount of debt that the Company may incur and impose limitations on the creation of liens, a change of control, transactions with affiliates, mergers and investments. The Company does not anticipate that these covenants will materially impede the operation of the Company.

Impact of Inflation
     Historically, the principal impact of inflation and changing prices upon the Company has been with respect to the construction of new theatres, the purchase of theatre equipment and the utility and labor costs incurred in connection with continuing theatre operations. Film rental fees, which are the largest operating expense incurred by the Company, are customarily paid as a percentage of box office admission revenues and hence, while the film rental fees may increase on an absolute basis, the percentages are not directly affected by inflation. Except as set forth above, for the three years ended March 31, 1994 inflation and changing prices have not had a significant impact on the Company's total revenues and results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Responsibility for Preparation of Financial Statements
     The accompanying consolidated financial statements and related notes of AMC Entertainment Inc. and Subsidiaries were prepared by management in conformity with generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management has made judgments and estimates based on currently available information. Management is responsible for the information; representations contained elsewhere in this Annual Report are consistent with the financial statements.

     The Company has a formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance to measure its effectiveness and recommends possible improvements. In addition, as part of their audit of the consolidated financial statements, the Company's independent auditors review and test the internal accounting controls on a selective basis to establish a basis of reliance in determining the nature, extent and timing of audit tests to be applied.

     The Board of Directors oversees financial reporting and internal accounting control through its Audit Committee. This committee meets (jointly and separately) with the independent auditors, management and internal auditor to monitor the proper discharge of responsibilities relative to internal accounting controls and consolidated financial statements.

Financial Statements
     See Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Change in Registrant's Certifying Accountant
     On September 22, 1992, the Board of Directors of AMC Entertainment Inc., based upon the recommendation of its Audit Committee, agreed to engage the accounting firm of Coopers & Lybrand as independent public accountants to audit Registrant's financial statements for the fiscal year ended April 1, 1993, subject to approval of AMC Entertainment Inc.'s stockholders. The firm of Deloitte & Touche, former independent public accountants for the Company, was dismissed.

     For the fiscal year ended April 2, 1992 and for the subsequent quarterly interim period ended July 2, 1992, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

     Deloitte & Touche's report on the financial statements for the fiscal year ended, April 2, 1992, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     The Registrant requested that Deloitte & Touche furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of the letter from Deloitte & Touche has been filed with the SEC.

     In connection with the Registrant's fiscal year ended April 2, 1992, and for the subsequent quarterly interim period ended July 2, 1992, there was no consultation with Coopers & Lybrand as to the application of accounting principles or the type of audit opinion that might be rendered on the Registrant's financial statements.

                                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:
                                                                              Years Associated
     Name                Age(1)    Position                                    with Company

Stanley H. Durwood       73        Chairman of the Board, Chief Executive     48(2)
                                   Officer and Director (AMCE and AMC)

Charles J. Egan, Jr.     61        Director (AMCE and AMC)                    7

Paul E. Vardeman         64        Director (AMCE and AMC)                    11

Edward D. Durwood        44        President, Vice Chairman of the Board      18
                                    and Director (AMCE and AMC)

Peter C. Brown           35        Senior Vice President, Chief Financial     2
                                    Officer, Treasurer and Director (AMCE and AMC)

Philip M. Singleton      47        Senior Vice President, Chief Operating     19
                                    Officer and Director (AMCE and AMC)

Donald P. Harris         43        President - AMC Film Marketing, Inc.       16

Earl C. Voelker, Jr.     49        Senior Vice President (AMC)                22

Richard J. King          45        Vice President (AMC)                       22

Gregory S. Rutkowski     45        Vice President (AMC)                       18

Frank T. Stryjewski      37        Vice President (AMC)                       15

Richard T. Walsh         40        Vice President (AMC)                       18

Richard L. Obert         54        Vice President and Chief Accounting        5
                                    Officer (AMCE and AMC)


(1)  As of  March 31, 1994
(2)  Includes years with the predecessor of the Company.

     Mr. Stanley H. Durwood, Mr. Edward D. Durwood and Mr. Paul E. Vardeman have served as directors since AMCE's formation in 1983. Mr. Charles J. Egan, Jr. has served as a director since 1986 and Mr. Philip M. Singleton and Mr. Peter C. Brown since November 1992.

     All directors are elected annually, and each holds office until his successor has been duly elected and qualified or his earlier resignation or removal. There are no family relationships between any Director and any Executive Officer of the Company, except that Mr. Edward D. Durwood is the son of Mr. Stanley H. Durwood. All directors of AMCE also serve as directors of AMC.

     All current Executive Officers of the Company hold such offices at the pleasure of the Board of Directors, subject, in the case of Mr. Peter C. Brown, Senior Vice President, Chief Financial Officer, Treasurer and a Director of AMCE and AMC, and Mr. Donald P. Harris, President of AMC Film Marketing, Inc., a wholly owned subsidiary of AMC, to rights under their respective employment agreements.

     Mr. Stanley H. Durwood has served as a Director of AMCE from its organization on June 14, 1983 and of AMC since August 2, 1968. In February 1986, he became Chairman of the Board of AMCE and AMC. Mr. Durwood served as President of AMCE from June 1983 through February 20, 1986 and from May 1988 through June 1989. Mr. Durwood has served as Chief Executive Officer of AMCE since June 1983 and of AMC since February 20, 1986. He also served as President of AMC from August 2, 1968 through February 20, 1986 and from May 13, 1988 through November 8, 1990. Mr. Durwood is a graduate of Harvard University.

     Mr. Charles J. Egan, Jr. has served as a Director of AMCE and AMC since October 30, 1986. Mr. Egan is Vice President and General Counsel of Hallmark Cards, Incorporated, which is primarily engaged in the business of social expressions and related products (including greeting cards, gifts, party goods, crayons, etc.) and cable television. Mr. Egan holds an A.B. degree from Harvard University and an LL.B. degree from Columbia University.

     Mr. Paul E. Vardeman has served as a Director of AMCE since June 14, 1983 and of AMC since September 28, 1982. Mr. Vardeman has been a member of the law firm of Polsinelli, White, Vardeman & Shalton, Kansas City, Missouri, since 1982. Prior thereto, Mr. Vardeman served as a Judge of the Circuit Court of Jackson County, Missouri. Mr. Vardeman holds undergraduate and J.D. degrees from the University of Missouri, Kansas City.

     Mr. Edward D. Durwood has served as President and Vice Chairman of the Board of AMCE since June 29, 1989 and of AMC since November 8, 1990. Mr. Durwood has served as a Director of AMCE since June 14, 1983 and of AMC since November 26, 1980. Mr. Durwood served as Vice President of AMCE from June 14, 1983 through February 6, 1989, and of AMC from May 5, 1981 through February 6, 1989, at which time Mr. Durwood became Executive Vice President of both companies. Mr. Durwood holds undergraduate and M.B.A. degrees from the University of Kansas.

     Mr. Peter C. Brown has served as Senior Vice President and Chief Financial Officer of AMCE and AMC since November 14, 1991 and was elected a Director of AMCE and AMC on November 12, 1992. Mr. Brown has served as Treasurer of AMCE and AMC since September 28, 1992. Prior to November 14, 1991, he served as a consultant to AMCE from October 1990 to October 1991, and as Vice President of DJS Inverness & Co., an investment banking firm located in New York City, from November 1987 to October 1990. Mr. Brown is a graduate of the University of Kansas.

     Mr. Philip M. Singleton has served as Senior Vice President and Chief Operating Officer of AMCE and AMC since November 14, 1991 and was elected a Director of AMCE and AMC on November 12, 1992. Prior to November 14, 1991, Mr. Singleton served as Vice President in charge of operations for the Southeast Division of AMC since May 10, 1982. Mr. Singleton holds an undergraduate degree from California State University, Sacramento and an M.B.A. degree from the University of South Florida.

     Mr. Donald P. Harris has served as President of AMC Film Marketing, Inc., a wholly owned subsidiary of AMC, since April 18, 1989, and prior thereto served as Vice President of AMC Film Marketing, Inc. from November 26, 1980.

     Mr. Earl C. Voelker, Jr. was appointed Senior Vice President in charge of operations for the Northeast Division of AMC on June 10, 1992. Previously, Mr. Voelker served as Vice President in charge of operations for the Northeast Division of AMC since April 30, 1979.

     Mr. Richard J. King was appointed Vice President in charge of operations for the Northeast Division of AMC on June 10, 1992. Previously, Mr. King served as Vice President in charge of operations for the Southwest Division of AMC since October 30, 1986, and as Division Operations Manager of AMC since May 7, 1986.

     Mr. Gregory S. Rutkowski has served as Vice President in charge of operations for the West Division of AMC since May 5, 1981.

Mr. Frank T. Stryjewski has served as Vice President in charge of operations for the Southeast Division of AMC since December 9, 1991. Mr. Stryjewski served as Vice President - Operations Resources of AMC from December 1990 to December 1991, and as Vice President - Human Resources of AMC from December 1988 to December 1990. Prior to December 1988, Mr. Stryjewski served as National Training Director of AMC.

     Mr. Richard T. Walsh was appointed Vice President in charge of operations for the Central Division of AMC on June 10, 1992. Previously, Mr. Walsh served as Vice President in charge of operations for the Midwest Division of AMC since December 1, 1988 and prior thereto served as Division Operations Manager of AMC from November 23, 1987 through December 1, 1988, and Assistant Division Operations Manager of AMC since 1984.

     Mr. Richard L. Obert has served as Vice President and Chief Accounting Officer of AMCE and AMC since January 9, 1989.


ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION
  Compensation of Directors
      Beginning in fiscal 1994, upon the recommendation of the Company's compensation consultants, the Executive Committee of the Board of Directors of AMCE approved revised compensation arrangements for Messrs. Egan and Vardeman. The annual cash compensation to be paid to Messrs. Egan and Vardeman will be $20,000 each for their services as members of the Boards of Directors of AMCE and AMC and $24,000 each for their services as members of the Audit Committees of the Company and AMC. Messrs. Egan and Vardeman will each be paid $900 per hour for attending meetings of (i) any board of directors of AMCE or its subsidiaries on which he serves, (ii) the Audit Committee after the twelfth meeting during the fiscal year and (iii) any other committee on which he serves.

     For fiscal 1994, Messrs. Charles J. Egan, Jr. and Paul E. Vardeman received compensation of $85,400 and $78,200, respectively, for (i) services as a member of the Board of Directors of AMCE and AMC, (ii) attendance at Board of Directors meetings and (iii) other committee meetings of the Board of Directors of AMCE or its subsidiaries.

  Executive Compensation
     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company (determined as of the end of the last fiscal year and hereafter referred to as the "named Executive Officers") for the last three fiscal years ended March 31, 1994, April 1, 1993 and April 2, 1992.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

                              Fiscal                   Other Ann(1)  Opts/(1)All Other (1)(2)
Name and Principal Position   Year      Salary    Bonus     Comp      SARs(#)   Comp
Stanley H. Durwood             1994      $436,800 $263,400      N/A    -          -
Chief Executive Officer        1993       420,004  141,800      N/A    -          -
                               1992       420,004        -      N/A     N/A        N/A

Edward D. Durwood              1994       277,338  155,200      N/A    200,000   $  4,674
President                      1993       269,742  122,900      N/A    -            6,626
                               1992       266,357        -      N/A    N/A            N/A

Donald P. Harris               1994       281,326  106,000      N/A     45,000      4,497
President-AMC Film             1993       272,931   66,000      N/A    -            5,661
 Marketing, Inc.               1992       245,550   20,000      N/A    N/A        N/A

Philip M. Singleton            1994       264,142  153,600     51,930  150,000     59,564
Chief Operating Officer        1993       244,466  100,000      N/A     -          45,249
                               1992       202,433        -      N/A     N/A        N/A

Peter C. Brown                 1994       227,016  135,000      N/A    150,000      4,675
Chief Financial Officer        1993       199,331  107,200      N/A    -           13,579
                               1992       128,471        -      N/A     N/A              N/A

(1) N/A denotes not applicable. In accordance with the transitional provisions of the revised rules for executive compensation adopted by the Securities and Exchange Commission (the "Commission"), amounts of Other Annual Compensation and All Other Compensation are excluded for fiscal 1992. Fiscal 1994 includes gross up of taxes relating to moving expense in the amount of $43,285 to Mr. Philip M. Singleton. For fiscal 1994 and 1993, excluding Mr. Philip M. Singleton, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(2) For fiscal 1994, all other compensation includes the Company's contributions to a defined contribution savings plan, the 401(k) Plan, in the amount of $4,674 for Mr. Edward D. Durwood, $4,497 for Mr. Donald P. Harris, $4,708 for Mr. Philip M. Singleton and $4,675 for Mr. Peter C. Brown. In addition, moving expense for Mr. Philip M. Singleton is included in the amount of $54,856. For fiscal 1993, the totals include the Company's contributions to the 401(k) plan in the amount of $6,626 for Mr. Edward D. Durwood, $5,661 for Mr. Donald P. Harris, $6,414 for Mr. Philip M. Singleton and $5,129 for Mr. Peter C. Brown. In addition, moving expense is included in fiscal 1993 in the amount of $38,835 for Mr. Singleton and $6,320 for Mr. Brown and medical continuation coverage payments to a previous employer for Mr. Brown in the amount of $2,130.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors, and persons who own more than 10% of the Company's Common Stock and $1.75 Cumulative Convertible Preferred to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American and Pacific Stock Exchanges. Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 1994 its Officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that (i) Donald P. Harris, and Executive Officer of the Company, inadvertently filed a Form 4 for September 1993 approximately 12 days past the required filing date; and (ii) Mr. Richard T. Walsh, an Executive Officer of the Company, was discovered to have attributed to him through his wife's participation in an investment club composed of approximately 10 members which purchased 55 shares of $1.75 Cumulative Convertible Preferred on March 4, 1994; the purchase of which was reported in a year end report on Form 5, which was timely filed.

     The following table provides certain information concerning individual grants of stock options made during the last completed fiscal year to each of the named Executive Officers.


                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                  POTENTIAL REALIZABLE
                                                                                         VALUE AT
                                         % OF TOTAL                               ASSUMED ANNUAL
                                       OPTIONS/SARs                               RATES OF STOCK
                             OPTIONS/   GRANTED TO     EXERCISE                   PRICE APPRECIATION
                         SARs          EMPLOYEES IN    OR BASE     EXPIRATION     FOR OPTION TERM
          NAME           GRANTED       FISCAL YEAR      PRICE          DATE       5% ($)       10% ($)
Stanley H. Durwood       -                 -             -                 -               -              -
Edward D. Durwood        200,000          27.6%         $9.375       6-24-03      $1,179,180     $2,988,260
Donald P. Harris          45,000           6.2%          9.375       6-24-03         265,316        672,359
Philip M. Singleton      150,000          20.7%          9.250       6-13-03         872,595      2,211,315
Peter C. Brown           150,000          20.7%          9.250       6-13-03         872,595      2,211,315


     The grants of stock options during the current fiscal year are eligible for exercise based upon a vesting schedule. After the first anniversary of the grant date, 25% of the shares will be eligible for exercise. Each year thereafter an additional 25% become available until the fifth year anniversary when all options are fully vested.

     Option Exercises and Holdings. The following table provides information, with respect to the named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the fiscal year ended March 31, 1994:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
 AND FISCAL YEAR END OPTION/SAR VALUES

                                                                    Number of                 Value of
                                                              Unexercised Options           Unexercised
                                                               SARs at FY-End (#)          In-The-Money
                            Shares Acquired                   Exercisable/Unexercisable       Options at
       Name                 on Exercise       Value Realized  Shares           Price      Fiscal Year End
Stanley H. Durwood                   -               -          -         -      -                 -
Edward D. Durwood                    -               -         0/   200,000     $9.375      $250,000
Donald P. Harris                10,500          32,959    12,000/         0      4.670        71,460
                                     -               -         0/    45,000      9.375        56,250
Philip M. Singleton              7,500           7,031         0/   150,000      9.250       206,250
Peter C. Brown                       -               -         0/   150,000      9.250       206,250

     401(k) Plan. AMC sponsors a defined contribution savings plan (the "401(k) Plan") whereby employees of AMC or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages from 1% to 16% of compensation, provided no employee's elective contributions shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code ($8,994 in 1993). A matching contribution is made by AMC at 50% of an employee's elective contribution of up to 6% of the employee's compensation. AMC may increase the 50% matching contribution to 100%. Employees have full and immediate vesting rights to their elective contributions and AMC's matching contributions and related earnings. AMC's contributions to the accounts of the named Executive Officers are included in the Summary Compensation Table.

     Defined Benefit Retirement Plan. AMC sponsors a defined benefit retirement plan (the "Retirement Plan") which provides benefits to certain employees of AMC and its subsidiaries based upon years of credited service and the highest consecutive five-year average annual remuneration. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. A participant earns a vested right to an accrued benefit upon completion of five years of vesting service. The Company intends to adopt a supplemental retirement plan to provide the same level of retirement benefits that would have been provided under the Retirement Plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993), the old limit, to $150,000 (in 1994).

     The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under the Company's Retirement Plan and a supplemental retirement plan, assuming retirement in calendar 1994 at age 65 payable in the form of a single life annuity. The benefits are not subject to any deduction for Social Security or
other offset amounts.   The following table assumes the old limit would have
been increased to $242,280 in 1994.

      Highest Consecutive
       Five Year Average
     Annual Compensation                       Year of Credited Service

                 15         20          25        30        35

       $125,000  $17,850    $23,800     $29,750   $35,700   $41,650
       $150,000  $21,600    $28,800     $36,000   $41,400   $50,400
       $175,000  $25,350    $33,800     $42,250   $50,700   $59,150
       $200,000  $29,100    $38,800     $48,500   $58,200   $65,800
       $225,000  $32,850    $43,800     $54,750   $65,700   $76,650
       $242,280  $43,542    $47,256     $59,070   $70,884   $82,698


     At April 1, 1994, the years of credited service under the Retirement Plan for each of the named executive officers: Mr. Edward D. Durwood, 18 years, Mr. Donald P. Harris, 16 years, Mr. Philip M. Singleton, 19 years, and Mr. Peter
C. Brown, 2 years. Since Mr. Stanley H. Durwood is age 73 he is receiving minimum required distributions under this Plan pursuant to Section 401(a)(9) of the Internal Revenue Code, even though he is an active employee. The amount distributed in fiscal 1994 was $43,595 and is not included in the Summary Compensation Table.

     Executive Incentive Program. On November 15, 1993, the Compensation Committee of the Company's Board of Directors approved the Executive Incentive Program (the "EIP") for corporate and field executive and senior management, including executive officers. The EIP will be in effect for the current fiscal year. Participants must be employed at year-end to be eligible for an award. Awards are pro-rated per complete quarter of employment.

     Maximum awards under the EIP range from 50% of salary for executive corporate management participants to 30% of salary for senior field management participants. Awards are based on up to three performance components: division, company and personal. The division component, which applies to division and film office participants, is based on each division's performance relative to a division operating income quota. For purposes of determining this component, "division operating income" is defined as operating income less general and administrative expenses and extraordinary expenses ("DOI"). The company component, which applies to all eligible participants, is based on the Company's performance relative to an EBITDA (earnings before interest, taxes, depreciation and amortization) quota. For division level participants, "EBITDA" is defined as DOI less national film, home office and international general and administrative expenses plus capitalized lease adjustments. The personal component of an award is based upon predetermined individual goals and a supervisor's year-end performance appraisal, and payment is subject to the recommendation of the supervisor and approval of the Executive Committee. The Compensation Committee of the Board of Directors approves the annual DOI and EBITDA quotas and approves the personal component of awards for participants who are members of the Executive Committee.

     The division and company components are scaled, based on the Company's performance, as follows: if 80% or less of a DOI or EBITDA quota, respectively, is met, no amount is awarded with respect to a component based on that quota; if more than 80% (up to 100%) of a quota is met, each 1% increase (above 80%) in the percentage of the quota that is met will result in a 5% increase in award for the respective component; and if 100% to 110% of a quota is met, each 1% increase in quota (above 100%) will result in a 10% increase in award for the respective component. For example, if 100% of a quota is met, 100% of the related award may be paid, whereas if 110% of a quota is met, 200% of the related award may be paid. The personal component of an award, which is contingent on the Company achieving a minimum 80% of the EBITDA quota, can be up to 15% of an individual's salary (but the aggregate amount of all such awards may not exceed 10% of the salaries of all participants). The Company's Executive Committee has discretion to defer payment for up to one year of some or all of the division and company awards.

     Other Executive Benefit Plans. The Executive Medical Reimbursement Plan covers active employees who are officers of the Company and provides up to $2,500 a month for the following medical expenses: (i) routine physicals, (ii) vision care, (iii) well baby care, (iv) hospital room and board charges in excess of the semi-private room and board rate, (v) expenses in excess of usual and customary charges, subject to 80% co-insurance, (vi) 50% of mental and nervous benefits in excess of the basic medical plan's $1,500 calendar year maximum, to a lifetime maximum of $50,000, (vii) dental reimbursement, subject to 80% co-insurance and a $3,000 calendar year maximum and (viii) an additional $2,000 orthodontia lifetime maximum. Supplemental Accidental Death and Dismemberment coverage in the amount of $250,000 is also provided to active officers of the Company.

     The Executive Savings Plan (the "Savings Plan") covers certain highly compensated employees (as defined in Section 414(q) of the Internal Revenue
Code) whose elective contributions under the 401(k) Plan have been limited in order for the 401(k) Plan to satisfy the average deferral percentage nondiscrimination tests in Section 401(k) of the Internal Revenue Code and/or whose coverage under the group term life insurance provided by AMC is at the maximum amount. The Savings Plan provides a three percent increase in pay to all eligible employees who agree to make a four percent of pay contribution on a monthly basis to an AMC approved individual universal life insurance policy which is owned by the employee. The eligible employees can select, within certain parameters, the portion of their after-tax premiums that is allocated to life insurance protection versus the investment element of the universal life insurance policy. Such benefit amounts for the named Executive Officers are included in the Summary Compensation Table.

     Nonqualified Deferred Compensation Plan. Effective January 1, 1994, the Company adopted the "AMC Nonqualified Deferred Compensation Plan" "(the "Deferred Compensation Plan"), an unfunded deferred compensation arrangement designed to permit eligible employees of the Company and certain affiliates to offset the adverse impact of a change in the federal tax law made by the Omnibus Budget Reconciliation Act of 1993 (the "Act"), which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993) to $150,000 (in 1994).

     Under the Deferred Compensation Plan, participants in the Company's 401(k) Plan who are making the maximum deferral thereunder and whose estimated annual compensation will exceed $100,000 in 1994 may elect, in advance and irrevocable for each year, to reduce their compensation and to defer under the Deferred Compensation Plan such additional portion of their annual compensation as they may determine. Such participants whose annual compensation in 1994 exceeds $150,000 will have elective Deferred Compensation Plan deferrals of up to 4% of their compensation in excess of $150,000 matched by the Company at a rate of 50%, but only to the extent affected by the change in the law. For example, an employee who will earn $180,000 in 1994 and who elects to defer 4% of his compensation would have a match equal to the lesser of (a) 2% of the difference between the $150,000 limit set forth in Section 401(a)(17) of the Internal Revenue Code of 1986 (the "Code") and $180,000 and (b) 50% of the difference between the maximum permissive elective deferral under Section 402(g) of the Code ($9,240 in 1994) and the amount of his elective deferrals under the 401(k) Plan for the year. The old limit, the new limit and the Deferred Compensation Plan's minimum eligibility criteria (compensation over $100,000 to make deferrals and over $150,000 to be credited with a match) are subject to periodic cost-of-living adjustments. The company's maximum obligation under the Deferred Compensation Plan for any one participant for 1994 is $1,620 (which would probably have been incurred by the Company had the federal tax law not been changed by the Act).

     Elective deferrals and matching credits, if any, will be credited to a deferral account maintained by or at the direction of the Company and held in an irrevocable trust (commonly referred to as a rabbi trust). The assets in the rabbi trust, however, remain subject to the claims of the Company's creditors in the event of insolvency of the Company or any of its affiliates. Unless the Company or any of its affiliates become insolvent, upon the earlier of a participant's normal retirement age (65) or other termination of employment, the participant will receive the amounts credited to his deferral account, adjusted for earnings and losses, in a lump sum or in installments over ten years, as elected by the participant prior to making the deferrals. Both the participant's deferrals and the match, if applicable, are fully vested at all times.

     Other Compensation Plans. On February 2, 1977, the Board of Directors of AMC authorized the continued payment to Mr. Stanley H. Durwood, in the event of his disability, of 80% of his then current salary and bonuses for a period of up to two years, such salary payment to be reduced, if necessary, so that such payments, together with disability compensation under AMC's group insurance policy, do not exceed 100% of his then current salary and bonus.

     Messrs. Peter C. Brown and Donald P. Harris each have employment agreements with the Company providing for base annual salaries of no less than $180,000 and $220,000, respectively, an automobile, and bonuses at the sole discretion of the Chief Executive Officer of the Company. Messrs. Brown and Harris have current base salaries of $227,700 and $270,010, respectively. The Company may terminate Mr. Brown's employment agreement at any time upon at least 270 days prior notice. Mr. Harris' employment agreement terminates on July 31, 1994, upon his death, upon his disability as defined in his employment agreement, or upon the Company's good faith determination that cause for termination as described in his employment agreement exists. In the event Mr. Stanley H. Durwood ceases to control the management of the Company for any reason, then the Company and each of the foregoing named employees has the option to terminate his employment agreement. In such event, the Company shall pay $135,000 in cash to Mr. Brown, and an amount in cash to Mr. Harris equal to the aggregate cash compensation, exclusive of bonus, to the end of the term of his employment under his employment agreement, after discounting such amount to its then present value using a discount rate equal to the lesser of one-half of the then announced prime rate of interest or 10% per annum. The aggregate amount payable under these agreements, assuming termination by reason of a change in control at March 31, 1994, was $224,420.

     The Company maintains a severance pay plan for full-time salaried nonbargaining employees with at least 90 days of service. For an eligible employee who is subject to the Fair Labor Standards Act ("FLSA") overtime pay requirements (a "nonexempt eligible employee"), the plan provides for severance pay in the case of involuntary termination of employment due to layoff of the greater of two week's basic pay or one week's basic pay multiplied by the employee's full years of service up to no more than twelve week's basic pay. There is no severance pay for a voluntary termination, unless up to two week's pay is authorized in lieu of notice. There is no severance pay for an involuntary termination due to an employee's misconduct. Only two week's severance is paid for an involuntary termination due to substandard performance. For an eligible employee who is exempt from the FSLA overtime pay requirements, severance pay is discretionary (at the Department Head/Supervisor level), but will not be less than the amount that would be paid to a nonexempt eligible employee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information as of March 31, 1994 with respect to beneficial owners of 5% or more of any class of the Company's capital stock:

                     Name and Address                       Number of Shares      Percent
Title of Class       of Beneficial Owner                    Beneficially Owned    of Class
Common Stock        Durwood, Inc. (1)
                    106 West 14th Street
                    Kansas City, Missouri 64105             2,641,951(2)          50.2%(2)

                    Wells Fargo Institutional(3)
                      Trust Company, N.A.
                    45 Fremont Street, 17th Floor
                    San Francisco, California  94105        268,947(3)            5.1%(4)

                    David L. Babson & Company, Inc. (4)
                    One Memorial Drive
                    Cambridge, Massachusetts  02142         417,500(5)            7.9%(6)

Class B Stock(7)    Durwood, Inc. (1)
                    106 West 14th Street
                    Kansas City, Missouri 64105             11,157,000(2)         100.0%(2)


(1) A revocable inter-vivos trust established by Mr. Stanley H. Durwood for the benefit of Mr. Stanley H. Durwood holds approximately 75% of the voting power of the outstanding capital stock of DI. American Associated Enterprises, a Missouri limited partnership of which Mr. Stanley H. Durwood is the limited partner and his children are the general partners (on whose behalf Mr. Edward
D. Durwood has voting authority), holds approximately 25% of the voting power of DI's outstanding capital stock. Mr. Stanley H. Durwood is Chairman of the Board, Chief Executive Officer and a Director of AMCE and AMC, and Mr. Edward
D. Durwood is President, Vice Chairman of the Board and a Director of AMCE and AMC.

(2) Class B Stock is convertible into Common Stock on a share-for-share basis. The stated percentage has been computed without giving effect to the conversion option. Were all shares of Class B Stock converted there would be 16,423,830 shares of Common Stock outstanding, of which DI would hold 13,798,951 shares, or 84% of the outstanding Common Stock.

(3) As reported by Wells Fargo Institutional Trust Company, N.A. on Schedule 13G dated February 2, 1994.

(4) Because the number of outstanding shares of Common Stock has increased since the date of the information in such Schedule 13G, the number of shares of Common Stock disclose therein constitutes 5.1% of the outstanding shares of Common Stock as of March 31, 1994.

(5) As reported by David L. Babson & Company, Inc. on Schedule 13G dated January 25, 1994.

(6) Because the number of outstanding shares of Common Stock has increased since the date of the information in such Schedule 13G, the number of shares of Common Stock disclosed therein constitutes 7.9% of the outstanding shares of Common Stock as of March 31, 1994.

(7) In the election of Directors, holders of Class B Stock are entitled to elect four of the Company's six Directors. On other matters, holders of Class B Stock vote as a class with holders of Common Stock, with each share of Class B Stock being entitled to ten votes per share.

  Beneficial Ownership By Directors and Officers
     The following table sets forth certain information as of March 31, 1994 with respect to beneficial ownership by Directors and Executive Officers of the Company's Common Stock and Class B Common Stock. The amounts set forth below include 695,000 shares of Common Stock subject to options under the Company's 1984 Stock Option Plan held by executive officers which are not exercisable until June 1994.

                                                Number of Shares    Percent
Title of Class      Name of Beneficial Owner    Beneficially Owned  of Class

Common Stock        Stanley H. Durwood          2,642,101 (1)       50.2
                    Edward D. Durwood           200,000 (2)         3.8
                    Paul E. Vardeman            300                   *
                    Donald P. Harris            59,808 (2)          1.1
                    Philip M. Singleton         170,000 (2)         3.2
                    Peter C. Brown              150,000 (2)         2.8

                    All Directors and
                    Executive Officers as
                    a group (13 persons,
                    including the individuals
                    named above)                3,396,689           64.5

Class B Stock       Stanley H. Durwood          11,157,000 (1)      100.0
___________________

*Less than one percent.

(1)See Notes 1 and 2 under the previous table. Mr. Stanley H. Durwood also directly owns 150 shares of AMCE's Common Stock.

(2)Includes shares subject to options to purchase Common Stock under the Company's 1984 Stock Option Plan, as follows: Edward D. Durwood - 200,000 shares; Philip M. Singleton - 150,000 shares; Peter C. Brown - 150,000 shares; Donald P. Harris - 57,000 shares; and all executive officers as a group - 707,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain Transactions
     Since its formation, AMCE and AMC have been members of an affiliated group of companies (the "DI affiliated group") beneficially owned by Mr. Stanley H. Durwood and members of his family. Mr. Stanley H. Durwood is President, Treasurer and a Director of DI and Chairman of the Board, Chief Executive Officer and a Director of AMCE and AMC. There have been a number of transactions involving AMCE or AMC and the DI affiliated group in prior years. The Company intends to ensure that all transactions with DI or other related parties are fair, reasonable and in the best interest of the Company. In that regard, the Audit Committee of the Boards of Directors of AMCE and AMC review all material proposed transactions between the Company and DI or other related parties to determine that, in its best business judgment, such transactions meet that standard. The Audit Committees consist of Messrs. Vardeman and Egan, neither of whom are officers or employees of AMCE or AMC nor stockholders, directors, officers or employees of DI. Set forth below is a description of significant transactions which have occurred since April 2, 1993, or involve receivables that remain outstanding at March 31, 1994. There may in the future be other transactions between AMCE or AMC and such DI affiliated group members and individuals.

     Certain corporate departments of AMC perform general and administrative services for DI and its subsidiaries. AMC charged DI and its subsidiaries
$196,000   for such services for  fiscal 1994.

     Periodically, AMC and DI reconcile any accounts owed by one company to the other. Charges to the intercompany account have included the allocation of AMC's general and administrative expenses and payments made by AMC on behalf of DI. In fiscal 1994, the largest balance owed by DI and its subsidiaries to AMC was $1,423,000. Of this amount, $843,000 consisted of AMC payments to DI under the federal income tax sharing agreement between DI and AMC which was
terminated on March 3, 1994.   As of March 31, 1994, DI and its subsidiaries
owed AMC $85,000.


     In July 1992, Mr. Jeffrey W. Journagan, a son-in-law of Mr. Stanley H. Durwood, was hired by the Company. Mr. Journagan's current annual salary is approximately $68,640.

     In January 1987, AMC loaned $200,000 to Mr. Donald P. Harris, President-AMC Film Marketing, Inc. This loan was evidenced by a promissory note bearing interest at the rate of 6% per annum, provides for the payment of all principal at maturity and was secured by a second Deed of Trust on Mr. Harris' residence in Los Angeles County, California. The loan was made to Mr. Harris in connection with the purchase of his principal residence. Principal on the note was due on January 1, 1992, but the note has been extended to January 16, 1997. In connection with the extension, the interest rate on the note was increased to 7.5%.

     DI and the Company entered into an agreement dated July 1, 1983 pursuant to which, so long as DI and the Company file a consolidated federal income tax return, the Company will pay to DI the amount of tax that would be payable calculated as if the Company filed a separate consolidated federal income tax return for such period and all prior taxable periods, provided, however, that if such return would have reflected a refund due to the Company, DI will pay the Company an amount equal to such refund when and if the consolidated group is able to realize the Company's tax benefit in the future.

     The issuance of the Convertible Preferred has caused DI and the Company to cease to be eligible to file consolidated federal income tax returns on the date on which the Convertible Preferred was issued. This event accelerated the payment of approximately $6.5 million of federal income tax on intercompany
gains which have been deferred for income tax purposes.   The agreement still
applies to all tax years for which DI and the Company filed a consolidated federal income tax return.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) See Index to Consolidated Financial Statements and Schedules.

(b) Reports on Form 8-K
     None

(c) Exhibits

     A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

EXHIBIT 11.
AMC ENTERTAINMENT INC. AND SUBSIDIARIES
STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
(in thousands, except per share amounts)

                                                        Fifty-two       Fifty-two      Fifty-three
                                                       Weeks Ended     Weeks Ended     Weeks Ended
                                                         3/31/94          4/1/93         4/2/92


Net earnings (loss) before extraordinary items            $ 15,312         $  7,746      $ (5,519)
Preferred dividends                                          (538)            (256)          (700)
Net earnings (loss) applicable to common stock
 before extraordinary items for primary and
 fully diluted earnings per share                         $ 14,774         $  7,490      $ (6,219)
Net earnings (loss)                                       $ 15,312         $  1,263      $ (5,519)
Preferred dividends                                          (538)            (256)          (700)
Net earnings (loss) applicable to common
 stock for primary and fully diluted earnings
 per share                                                $ 14,774        $   1,007      $ (6,219)
Average shares for primary earnings per share:
 Weighted average number of shares outstanding              16,365           16,207         16,088
  Stock options outstanding whose effect is
   dilutive                                                    156               10              -
  Total shares outstanding                                  16,521           16,217         16,088
Average shares for fully diluted earnings per share:
  Weighted average number of shares outstanding             16,365           16,207         16,088
  Stock options outstanding whose effect is
   dilutive                                                    185               10              -

  Total shares outstanding                                  16,550           16,217         16,088

Primary earnings (loss) per share before
 extraordinary items                                       $      .89       $      .46     $     (.39)

Primary earnings (loss) per share                          $      .89       $      .06     $     (.39)

Fully diluted earnings (loss) per share
 before extraordinary items                                $      .89       $      .46     $     (.39)

Fully diluted earnings (loss) per share                    $      .89       $      .06     $     (.39)

                                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMC ENTERTAINMENT INC.

                             By:    /s/ Stanley H. Durwood
                                   Stanley H. Durwood, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stanley H. Durwood       Chairman of the Board, Chief      May  27, 1994
    Stanley H. Durwood       Executive Officer and Director


/s/Edward D. Durwood         President, Vice Chairman of the   May  27, 1994
   Edward D. Durwood         Board and Director


/s/Paul E. Vardeman          Director                          May 27, 1994
   Paul E. Vardeman


/s/Charles J. Egan Jr.       Director                          May  27, 1994
   Charles J. Egan, Jr.


/s/ Peter C. Brown           Senior Vice President, Chief      May  27, 1994
    Peter C. Brown           Financial Officer, Treasurer
                             and Director


/s/ Philip M. Singleton      Senior Vice President, Chief      May  27, 1994
    Philip M. Singleton      Operating Officer and Director

/s/ Richard L. Obert         Vice President and                May  27, 1994
    Richard L. Obert         Chief Accounting Officer

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Years (52 Weeks) Ended March 31, 1994, (52 Weeks) Ended
  April 1, 1993 and (53 Weeks) Ended April 2, 1992

                                                                    Page

INDEPENDENT AUDITORS' REPORTS                                       F-2 - F-5

CONSOLIDATED STATEMENTS OF OPERATIONS                               F-6

CONSOLIDATED BALANCE SHEETS                                         F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-8 - F-9

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-11 - F-28

STATEMENTS OF OPERATIONS BY QUARTER (UNAUDITED)                     F-29

SELECTED FINANCIAL DATA (UNAUDITED)                                 F-30

SCHEDULE I - Marketable securities - other investments              F-31

SCHEDULE II - Amounts receivable from related parties and
              underwriters, promoters, and employees other
              than related parties                                  F-32

SCHEDULE V - Property, plant and equipment                          F-33

SCHEDULE VI - Accumulated depreciation and amortization of
               property, plant and equipment                        F-34

SCHEDULE VIII - Valuation and qualifying accounts and reserves      F-35

SCHEDULE IX - Supplementary short-term borrowings information       F-36

SCHEDULE X - Supplementary income statement information             F-36

NOTE: All other schedules have been omitted because they are not required or because the required information is shown in the financial statements or notes thereto.

     Separate consolidated financial statements of American Multi-Cinema, Inc. have not been included because they are substantially the same as the consolidated financial statements of AMC Entertainment Inc. included herein.
                        INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri

We have audited the consolidated balance sheets of AMC Entertainment Inc. and subsidiaries as of March 31, 1994 and April 1, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the years (52 weeks) then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Exhibition Enterprises Partnership, a joint venture partnership, which was recorded using the equity method of accounting. The investment in and advances to this partnership represent 11 percent of consolidated assets as of April 1, 1993 and the equity in its earnings represent 23 percent of consolidated earnings before extraordinary items for the year (52 weeks) ended April 1, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Exhibition Enterprises Partnership, is based solely on the report of the other auditors. The consolidated statements of operations, stockholders' equity and cash flows of AMC Entertainment Inc. and subsidiaries for the year (53 weeks) ended April 2, 1992 were audited by other auditors whose report, dated May 21, 1992 (June 21, 1993 as to Note 2 in the 1993 financial statements: not included herein), expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Entertainment Inc. and subsidiaries as of March 31, 1994 and April 1, 1993, and the results of their operations and their cash flows for the years (52 weeks) then ended, in conformity with generally accepted accounting principles.

As discussed in Note 6 to the financial statements effective April 3, 1992, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

(Signature)
Kansas City, Missouri
May 23, 1994


INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri


Our report on the consolidated financial statements of AMC Entertainment Inc. and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules as of March 31, 1994 and April 1, 1993 and the years (52 weeks) then ended listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





(Signature)
Kansas City, Missouri
May 23, 1994

INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri


We have audited the consolidated statements of operations, stockholder's equity and cash flows of AMC Entertainment Inc. and subsidiaries for the year (53 weeks) ended April 2, 1992 and have issued our report thereon dated May 21, 1992 (June 21, 1993 as to Note 2 in the 1993 financial statements: not included herein); such financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedules of AMC Entertainment Inc. and subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



(Signature)
Kansas City, Missouri
May 21, 1992
(June 21, 1993 as to Note 2 in the 1993 financial statements: not included herein)


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Numbers 2-92048, 2-97522 and 2-97523 of AMC Entertainment Inc. on Form S-8 of our report dated May 21, 1992 (June 21, 1993 as to Note 2 in the 1993 financial statements: not included herein), appearing in this Annual Report on Form 10-K of AMC Entertainment Inc. for the year ended March 31, 1994.



(Signature)
Kansas City, Missouri
May 25, 1994
INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of AMC Entertainment Inc. and subsidiaries
for  the year (53 weeks) ended April 2, 1992.   These financial statements are
the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of AMC Entertainment Inc. and subsidiaries operations and their cash flows for the year (53 weeks) ended April 2, 1992 in conformity with generally accepted accounting principles.





(Signature)
Kansas City, Missouri
May 21, 1992
(June 21, 1993 as to Note 2 in the 1993 financial statements: not included herein)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                   Fifty-two      Fifty-two     Fifty-three
                                                  Weeks Ended    Weeks Ended    Weeks Ended
                                                  3/31/94          4/1/93          4/2/92
Revenues
  Admissions                                      $389,454       $265,766        $272,960
  Concessions                                      176,274        114,809         114,207
  Management fee income                                301          9,342           6,502
  Other                                             21,424         14,548          13,295

       Total revenues                              587,453        404,465         406,964

Expenses
  Film rentals                                     197,461        137,613         138,511
  Advertising                                       17,055         12,786          17,123
  Payroll and related expenses                      80,884         57,497          62,532
  Occupancy costs                                   87,611         58,878          59,438
  Concession merchandise                            26,349         17,522          18,288
  Other                                             39,817         26,539          30,009

          Total cost of operations                 449,177        310,835         325,901

  Depreciation and amortization                     38,048         28,175          31,385
  General and administrative expenses               39,492         36,285          37,885
  Estimated loss on future disposition of assets           -        2,500           3,000

          Total expenses                           526,717        377,795         398,171

          Operating income                          60,736         26,670           8,793

   Other expense (income)
     Interest expense
       Corporate borrowings                         25,699         22,828          21,033
       Capitalized leases                           10,676          8,573           9,002
     Investment income                             (1,156)        (8,239)         (8,502)
     Minority interest                             (1,599)              -               -
     Gain on disposition of assets                   (296)        (9,638)         (8,721)

  Earnings (loss) before income taxes and
   extraordinary item                               27,412         13,146         (4,019)
  Income tax provision                              12,100          5,400           1,500

  Earnings (loss) before extraordinary item         15,312          7,746         (5,519)
  Extraordinary item
    Loss on extinguishment of debt
     (net of income tax benefit of $3,800)               -        (6,483)               -

  Net earnings (loss)                             $ 15,312       $  1,263       $ (5,519)
  Preferred dividends                             $    538       $    256       $     700
  Net earnings (loss) for common shares           $ 14,774       $  1,007       $ (6,219)
  Earnings (loss) per share before
    extraordinary item                                $   .89     $      .46       $    (.39)
  Earnings (loss) per share                           $   .89     $      .06       $    (.39)
  Weighted average number of shares outstanding     16,521         16,217          16,088
/TABLE

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except narrative)
ASSETS

                                                                      3/31/94             4/1/93

Current assets:
   Cash and equivalents                                               $  32,319           $ 23,997
   Investments                                                          119,150             26,109
   Receivables, net of allowance for doubtful accounts
    of $1,270,000 at March 31, 1994 and $611,000 at April 1, 1993         9,197              8,704
   Other current assets                                                  11,575              7,562

     Total current assets                                               172,241             66,372

Investment in and advances to partnership                                     -             40,187
Property, net                                                           252,861            223,981
Intangible assets, net                                                   49,403             17,577
Other long-term assets                                                   26,771             25,985

     Total assets                                                      $501,276           $374,102

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Film rentals payable                                                $ 18,368           $ 12,090
   Accrued expenses and other liabilities                                48,053             35,871
   Estimated IRS settlement                                               3,146              4,796
   Other accounts payable                                                10,338              3,976
   Current maturities of borrowings and capital
    lease obligations                                                     2,168              2,618
     Total current liabilities                                           82,073             59,351
Corporate borrowings                                                    200,115            200,633
Capital lease obligations                                                65,905             52,051
Other long-term liabilities                                              22,779             16,904

     Total liabilities                                                  370,872            328,939
Deferred gain on sale of assets                                               -             26,992
Commitments and contingencies
Stockholders' equity
     Cumulative Convertible Preferred stock;
      4,000,000  shares issued
      and outstanding  (aggregate liquidation
      preference of $100,000,000)                                         2,667                  -
     Common stock; 5,266,830 and 4,539,380
      shares issued and
      outstanding at March 31, 1994 and
      April 1, 1993, respectively                                         3,511              3,026
     Class B stock; 11,157,000 shares issued
      and outstanding                                                     7,438              7,820
     Additional paid-in capital                                         106,951             12,800
     Retained earnings (accumulated deficit)                              9,837            (5,475)

     Total stockholders' equity                                         130,404             18,171

     Total liabilities and stockholders' equity                        $501,276           $374,102

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                                               Fifty-two     Fifty-two       Fifty-three
                                                               Weeks Ended   Weeks Ended     Weeks Ended
   INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 3/31/94        4/1/93         4/2/92

   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                        $ 15,312      $  1,263         $ (5,519)
     Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
        Depreciation and amortization - property                  29,074        23,869            25,829
                                  - other long-term assets         7,075         4,306             5,556
                                  - deferred gain                      -             -           (1,407)
        Gain on sale of other long-term assets                     (296)       (9,638)           (7,314)
        Change in assets and liabilities net of effects from acquisitions:
          Receivables                                            (2,843)         (897)             4,065
          Other current assets                                   (1,925)           694           (1,969)
          Film rentals, net                                           89       (1,843)           (6,555)
          Accrued expenses, other liabilities
            and other accounts payable                            18,640         8,131             3,996
          Estimated IRS settlement                               (1,650)             -                 -
       Other, net                                                    204         3,177             1,759

              Total adjustments                                   48,368        27,799            23,960

     Net cash provided by operating activities                    63,680        29,062            18,441

   CASH FLOWS FROM INVESTING ACTIVITIES:
     Property acquisitions                                      (10,651)       (8,786)          (21,045)
     Investments in short term instruments, net                 (93,041)         (649)           (2,085)
     Purchase of partnership interest, net of cash acquired      (8,486)             -           (2,423)
     Proceeds from sale of TPI Enterprises, Inc. common stock          -             -             5,385
     Proceeds from disposition of property                         1,270        14,768            11,623
     Other, net                                                    (597)         (739)             (622)

     Net cash provided by (used in) investing activities       (111,505)         4,594           (9,167)

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line of credit agreements                   30,000         3,000            25,000
     Repayments under line of credit agreements                 (30,000)      (57,000)          (41,000)
     Principal payments under capital leases                     (1,700)         (885)           (1,653)
     Repayment of acquired subsidiary indebtedness              (37,000)             -                 -
     Proceeds from issuance of debt securities                         -       198,654                 -
     Repurchase of debentures                                          -     (125,000)                 -
     Other repayments                                            (1,720)       (6,400)           (2,574)
     Proceeds from issuance of common stock                        1,321           845                 -
     Redemption of preferred stock                                     -       (5,000)                 -
     Proceeds from issuance of preferred stock                    95,600             -                 -
     Dividends paid on preferred stock                                 -       (2,531)                 -
     Dividends paid on common stock                                    -      (18,550)                 -
     Deferred financing costs                                      (354)       (8,155)             (493)

     Net cash provided by (used in) financing activities          56,147      (21,022)          (20,720)

   NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 8,322        12,634          (11,446)

   CASH AND EQUIVALENTS AT BEGINNING OF YEAR                      23,997        11,363            22,809

   CASH AND EQUIVALENTS AT END OF YEAR                          $ 32,319      $ 23,997          $ 11,363

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except narrative)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


                                                            Fifty-two     Fifty-two      Fifty-three
                                                            Weeks Ended    Weeks Ended   Weeks Ended
                                                              3/31/94      4/1/93        4/2/92
Capital lease obligations incurred in connection with
  property acquired                                         $  5,219       $  3,931      $        -
Borrowings incurred in connection with property acquired           -             35             475

     In connection with the April 19, 1991 capital contribution to Exhibition Enterprises Partnership ("EEP"), the Company exchanged 3.8 million common shares of TPI Enterprises, Inc. ("TPI") for a 50% ownership interest in the partnership. The TPI shares had a book carrying value of $22,364,000 and a fair market value of $24,225,000.

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


Fair value of assets acquired (including cash and equivalents)   $70,170
Cash paid                                                       (17,500)
     Liabilities assumed                                        $ 52,670



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                             Fifty-two    Fifty-two      Fifty-three
                                                            Weeks Ended    Weeks Ended   Weeks Ended

                                                              3/31/94      4/1/93        4/2/92
Cash paid during the period for:

     Interest (net of amounts capitalized)                  $ 35,742       $ 32,697        $ 29,752
     Income taxes                                             13,659          1,343             635
     Income taxes on proposed IRS settlement                   1,650              -               -

Cash received during the period for:

     Interest and dividend income                              1,973          7,182           9,078
     Income tax refunds                                          417            133             493




                            See Notes to Consolidated Financial Statements

AMC  ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
                                                                                               Add       Retained   Total
                                      Preferred Stock       Common Stock      Class B Stock     Paid-in  Engs     Stockho
                                      Shares   Amount      Shares  Amount     Shares  Amount   Capital   (Deficit)Equity


Balance, March 28, 1991                    5        $1  4,358,380    $2,906 11,730,000  $7,820   $26,599    $8,762   $46,088
  Net loss                                 -         -          -         -          -       -         -   (5,519)   (5,519)
  Dividends declared:
   14% Preferred stock                     -         -          -         -          -       -         -     (700)     (700)

Balance, April 2, 1992                     5         1  4,358,380     2,906 11,730,000   7,820    26,599     2,543    39,869
  Net earnings                             -         -          -         -          -       -         -     1,263     1,263
  Net proceeds from sale of
   Common stock                            -         -    181,000       120          -       -       725         -       845
  Redemption of Preferred
   stock                                 (5)       (1)          -         -          -       -   (4,999)         -   (5,000)
  Dividends declared:
   14% Preferred stock                     -         -          -         -          -       -         -     (256)     (256)
   Common and Class B                      -         -          -         -          -       -   (9,525)   (9,025)  (18,550)

Balance, April 1, 1993                     -         -  4,539,380     3,026 11,730,000   7,820    12,800   (5,475)    18,171
  Net earnings                             -         -          -         -          -       -         -    15,312    15,312
  Net proceeds from sale
  of Common stock                           -        -    154,450       103          -       -     1,218         -     1,321
  Net proceeds from sale
  of Preferred stock               4,000,000     2,667          -         -          -       -    92,933         -    95,600
  Conversion of Class
  B stock                                  -         -    573,000       382   (573,000)  (382)         -         -         -

Balance, March 31, 1994            4,000,000    $2,667  5,266,830    $3,511 11,157,000  $7,438  $106,951  $  9,837  $130,404




AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS (52 WEEKS) ENDED MARCH 31, 1994
(52 WEEKS) ENDED APRIL 1, 1993 AND (53 WEEKS ) ENDED APRIL 2, 1992


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company") is principally involved in the operation of motion picture theatres.

     Approximately 84% of AMCE's outstanding voting securities are owned by Durwood, Inc. ("DI"). See Note 4 for further description of AMCE's related party transactions.

Principles of Consolidation
     The consolidated financial statements include the accounts of AMCE and its subsidiaries, all of which are wholly owned, except AMC Philadelphia, Inc. ("AMCP"), which is 80% owned. At March 31, 1994 and April 1, 1993, the minority interest in AMCP amounted to $2,619,000 and $1,771,000, respectively, and is included in other long-term liabilities. All significant intercompany balances and transactions have been eliminated.

Fiscal Year
     The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. The current year ended March 31, 1994, included fifty-two weeks. The year ended April 1, 1993, included fifty-two weeks and the year ended April 2, 1992, included fifty-three weeks.

Cash and Equivalents
     This balance is comprised of cash on hand and temporary cash investments with original maturities of less than thirty days.

Investments
     At March 31, 1994 investments are comprised principally of time deposits, U.S. treasury bills and U.S. treasury notes which mature in less than one year and are carried at cost which approximates market.

Concentration of Credit Risk
     The Company invests excess cash in deposits with major banks and in high quality short-term liquid money instruments. Such investments are made only in instruments issued or enhanced by high quality financial institutions (investment grade or better). Amounts invested in a single institution are limited to minimize risk.

Refundable Construction Advances
     Included in receivables at March 31, 1994 is $1,541,000 ($320,000 at April 1, 1993) advanced to developers to fund a portion of the construction costs of new theatres that are to be operated by AMC pursuant to lease agreements. These advances are refunded by the developers either during or shortly after completion of construction.

Property
     Property is recorded at cost. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods, with respect to certain assets, for income tax purposes. The estimated useful lives are generally as follows:

    Buildings and improvements                    20 to 40 years
    Leasehold improvements                         5 to 25 years
    Furniture, fixtures and equipment              3 to 10 years

     Expenditures for additions (including interest during construction), major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated
from the accounts in the year of disposal.   Gains or losses resulting from
property disposals are credited or charged to operations  currently.

Intangible Assets
     Intangible assets are comprised of lease rights and location premiums which are amounts assigned to theatre leases assumed under favorable terms which are being amortized on a straight-line basis over the estimated remaining useful life of the theatre.

Other Long-Term Assets
     Other long-term assets are comprised principally of costs incurred in connection with the issuance of debt securities which are being amortized over the respective life of the issue on the effective interest method; investments in partnerships and corporate joint ventures accounted for under the cost or equity methods; and deferred preopening and design costs relating to new theatres which are being amortized over two years.

Income Taxes
     The Company, pursuant to a tax sharing agreement, joined with DI in filing a consolidated federal income tax return through March 3, 1994. Upon issuance of the Convertible Preferred Stock, DI no longer owns the requisite 80% of the Company. The Company will file a separate consolidated federal income tax return after that date. The provisions of the tax sharing agreement will remain effective for any changes to taxable income for years covered under such agreement. The Company's provision for income tax expense is computed as if it filed a separate consolidated return. Included in accrued expenses and other liabilities at March 31, 1994 is $2,318,000 in current income taxes payable. At April 1, 1993, other current assets included $563,000 of prepaid or recoverable federal and state income taxes. Investment tax credits are accounted for under the flow-through method.

Earnings (Loss) per Share
     Primary earnings (loss) per share is computed based upon net earnings
(loss) for the period less any pro rata share of undeclared preferred stock dividends divided by the weighted average number of common shares outstanding and outstanding stock options when their effect is dilutive.

Accounting Change
     Effective during fiscal 1993, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 (SFAS 109) - "Accounting for Income Taxes." This statement
changed the  accounting for deferred income  taxes.    The effect of adopting
SFAS 109 was not material. Prior to 1993, the Company accounted for income taxes in accordance with the Accounting Principles Board Opinion No. 11 (APB
11) - "Accounting for Income Taxes."

Presentation
     Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation. Such amounts were not material.

NOTE 2 - STOCKHOLDERS' EQUITY
Common Stock
     Holders of the Company's stock have no pre-emptive or subscription rights and there are no restrictions with respect to transferability. Holders of the Common stock have no conversion rights, but holders of Class B stock may elect to convert at any time on a share-for-share basis into Common stock.

     The authorized Common stock of AMCE consists of two classes of stock.
Each holder of Common stock (66 2/3 cent par value; 45,000,000 shares authorized) is entitled to one vote per share, and each holder of Class B stock (66 2/3 cent par value; 30,000,000 shares authorized) is entitled to 10 votes per share. Common stockholders voting as a class are entitled to elect 33% of AMCE's Board of Directors with Class B stockholders electing the remainder.


Cumulative Preferred Stock
     The Company has authorized 10,000,000 shares of Preferred Stock (66 2/3 cents par value).
On March 3, 1994, the Company sold to the public 4,000,000 shares of $1.75 Cumulative Convertible Preferred Stock at a purchase price of $25 per share. Dividends are payable quarterly at an annual rate of $1.75 per share. The Convertible Preferred has preference in liquidation in the amount of $25 per share plus accrued and unpaid dividends. The Convertible Preferred is convertible at the option of the holder into shares of Common stock at a conversion price of $14.50 per share of Common stock, subject to certain events. In lieu of conversion the Company may, at its option, pay to the holder cash equal to the then market value of the Common stock. After March 15, 1997, the Company may redeem in whole or in part the Convertible Preferred at a redemption price beginning at $26.00 per share, declining ratable to $25.00 per share after March 15, 2001.

     On June 23, 1988, the Company sold to DI twenty-five shares of Cumulative Preferred Stock 14% Series of 1988, at a purchase price of $1,000,000 per share. On February 24, 1989, the Company redeemed twenty shares of the Cumulative Preferred Stock owned by DI in the amount of $20,000,000. On August 12, 1992, the Company redeemed the remaining five shares of Cumulative Preferred Stock owned by DI in the amount of $7,531,000, including accrued and unpaid dividends.

Stock Option and Employee Stock Purchase Plans
  1983 Plan
     In June 1983, AMCE adopted a stock option plan ("1983 Plan") for selected employees. This plan provides for the grant of rights to purchase shares of Common stock under both incentive and non-incentive stock option agreements. The number of shares which may be sold under the plan may not exceed 750,000 shares. The 1983 Plan provides that the exercise price may not be less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant.

  1984 Plan
     In September 1984, AMCE adopted a non-qualified stock option plan ("1984 Plan"). This plan provides for the grant of rights to purchase shares of Common stock under non-qualified stock option agreements. The number of shares which may be sold under the plan may not exceed 750,000 shares. The 1984 Plan provides that the exercise price will be determined by the Company's Stock Option Committee and that the options expire no later than ten years after date of grant.

Pertinent information covering the two plans follows:

                                          1994                      1993
                                  Number     Option Price    Number       Option Price
                                  of Shares     Per Share    of Shares       Per Share
Outstanding at beginning of year  242,750    $4.67-$11.13    453,750      $4.67-$11.13
Granted                           725,000    $9.25-$9.375    -
Cancelled                         -                          (30,000)     $9.00
Exercised                         (154,450)  $4.67-$9.00     (181,000)    $4.67

Outstanding at end of year        813,300    $4.67-$11.13    242,750      $4.67-$11.13

Exercisable at end of year          88,300   $4.67-$11.13    242,750      $4.67-$11.13

Available for grant at end
 of year                          252,529                    977,529

Expiration dates for outstanding stock options at March 31, 1994 are as follows:

                                                    Option Price
                Fiscal year     Number of Shares       Per Share

               1995             28,300              $ 4.67
               1996              60,000             11.13
               2004             725,000             9.25-9.375

               Total options outstanding            813,300


NOTE 3 - INVESTMENT IN AND ADVANCES TO PARTNERSHIP

     Prior to May 28, 1993, Exhibition Enterprises Partnership ("EEP" or the "Partnership") was 50% owned by Cinema Enterprises, Inc. ("CENI"), a wholly-owned subsidiary of AMC, and 50% owned by TPI Entertainment, Inc. ("TPIE"), a wholly-owned subsidiary of TPI Enterprises, Inc. ("TPI"). On April 19, 1991, the Partnership acquired the ownership interest in 57 movie theatres (56 theatres previously purchased by TPIE from AMC and 1 theatre constructed by TPIE), subject to obligations under notes, loans and capital leases. From inception through April 1, 1993, the Company accounted for its investment in EEP on the equity method.

     At April 1, 1993, investment in and advances to partnership included a 12% Subordinated Promissory Note due from EEP of $42,364,000 principal amount, discounted for an effective yield of 14%, plus a note receivable in the amount of $710,000 from the April 25, 1991 sale of a theatre.

     On May 28, 1993, the Company completed the acquisition of TPIE's partnership interest in EEP for $17,500,000 in cash. The acquisition also required the repayment of $37,000,000 in EEP bank indebtedness which was funded by borrowings under a revolving line of credit of $30,000,000 together with cash on hand. The acquisition was accounted for under the purchase method of accounting and EEP was consolidated, for financial reporting purposes, as a
wholly-owned subsidiary.    The unamortized deferred gain arising from the 1989
and 1990 sales of theatres to TPIE ($26,992,000) was applied as a reduction to the carrying value of the EEP assets. On a pro forma basis, the effect of the acquisition on the Company's fiscal 1993 results would have been an increase in earnings of approximately $116,000. Presented below is selected unaudited pro forma operating statement data of the Company for the fifty-two weeks ended March 31, 1994 and the fifty-two weeks ended April 1, 1993, assuming the acquisition occurred at the beginning of the respective fiscal year (in thousands):

                                                      Pro Forma (Unaudited)
                                                                    Fifty-two
                                                  Fifty-two
                                                  Weeks Ended    Weeks Ended
                                                  3/31/94        4/1/93

Total revenues                                      $587,453      $543,340
Cost of operations                                   449,131       426,012
Depreciation and amortization                         37,722        38,597
General and administrative                            39,492        36,915
Estimated loss on future dispositions                      -         2,500

     Operating income                                 61,108        39,316

Interest expense                                      36,305        35,969
Investment income                                        996           325
Gain (loss) on disposition of assets                     296         9,590
Income tax provision                                  11,700         5,400

Earnings before extraordinary item                    14,395         7,862
Extraordinary item                                         -       (6,483)

Net earnings                                        $ 14,395     $   1,379

Earnings per share                                  $       .84   $       .07

     For fiscal 1994, the Company accounted for its investment in EEP on a consolidated basis by including EEP's assets and liabilities, as adjusted for the purchase, in the Consolidated Balance Sheet, and by including EEP's revenues and expenses in the Consolidated Statement of Operations beginning April 2, 1993. One-half of the Partnership's net loss for the period April 2, 1993 through May 27, 1993 attributable to TPIE ($1,599,000) has been recorded as minority interest in the Statements of Operations.


NOTE 4 - TRANSACTIONS WITH RELATED PARTIES

     American Associated Enterprises ("Enterprises") is a Missouri limited partnership formed by Mr. Stanley H. Durwood, Chairman of the Board, Chief Executive Officer and a Director of the Company, and his children, one of whom is Mr. Edward D. Durwood, President, Vice Chairman of the Board and a Director
of the Company.   Enterprises and the  Chief Executive Officer of the Company
own DI. Prior to December 26, 1991, when the agreement was terminated, the Company engaged Enterprises for the purpose of executing film license contracts and providing related accounting and financial management services.

     The Company paid Enterprises for rentals associated with films exhibited in the Company's theatres and Enterprises in turn disbursed such funds to film distributors for such rentals. Enterprises billed the Company approximately
$1,000,000 for services provided in   the fiscal year ended April 2, 1992.

     The Company and DI maintain intercompany accounts. Charges to the intercompany accounts include the allocation of AMC general and administrative expense and payments made by AMC on behalf of DI. At March 31, 1994, DI and non-AMCE subsidiaries owed the Company approximately $85,000 ($717,000 at April 1, 1993), including, for fiscal 1993, prepaid federal income taxes of $843,000 which were used to partially offset taxes payable to DI under a tax sharing agreement.


NOTE 5 - BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Recapitalization
     As part of a recapitalization plan, on August 12, 1992, AMCE issued $200 million of Debt Securities consisting of $100 million of 11-7/8% Senior Notes, due August 1, 2000, priced at 99.36 to yield 12%, and $100 million of 12-5/8% Senior Subordinated Notes, due August 1, 2002, priced at 99.294 to yield 12-3/4%. The net proceeds from the offering of the Debt Securities, together with cash on hand, were used as follows: (i) to redeem all of the AMCE 13.6% Debentures at an aggregate price of $52,720,000 (representing 105.44% of the principal amount thereof), plus accrued and unpaid interest thereon; (ii) to redeem all of the AMCE 11-7/8% Debentures at an aggregate price of $78,563,000 (representing 104.75% of the principal amount thereof), plus accrued and unpaid interest thereon; (iii) to repay all of AMC's outstanding indebtedness under a credit facility ($36,000,000 in aggregate principal amount outstanding on August 12, 1992); (iv) to redeem all of AMCE's outstanding shares of Cumulative Preferred Stock 14% Series of 1988 at an aggregate price of approximately $7,531,000 (representing the liquidation preference value thereof, plus accrued and unpaid dividends thereon); and (v) to pay a special cash dividend of approximately $18,550,000 in the aggregate ($1.14 per share) in respect of the Common Stock and the Class B Stock on a pro rata basis.
     The terms of the Indentures respecting the Senior Notes and the Senior Subordinated Notes issued in the recapitalization restrict the Company's ability to pay cash dividends by requiring that such dividends and other "restricted payments" generally not exceed the sum of 25% of cash flow plus net proceeds of certain capital contributions and sales of capital stock received
after August 12, 1992.   The Debt Securities are unsecured and unconditionally
guaranteed by AMC and significant subsidiaries. The Indentures provide conditions and limitations upon the sale of assets, change in control, permitted investments, additional indebtedness, and other limitations. After August 1, 1997, the Company may redeem the Debt Securities at various call premiums as specified in the Indentures.

     The discounts on the Debt Securities are being amortized to interest expense following the interest method of amortization. Costs related to the issuance of the Debt Securities were capitalized and are charged to amortization expense, following the interest method, over the life of the respective securities. Unamortized issuance costs of $6,796,000 at March 31, 1994 are included in other long-term assets.

     Premiums paid to redeem the Debentures together with the write-off of unamortized debt issue costs and other costs directly related to the debt redemptions resulted in an extraordinary loss in fiscal 1993 of $6,483,000 ($.40 per share), net of income tax benefit of $3,800,000.

Loan Agreement
     In connection with the recapitalization, effective August 10, 1992, AMC entered into a three year loan agreement with two banks to provide a revolving line of credit of up to $40,000,000 for working capital and other general corporate purposes (the "Credit Facility"). The Company has the option to borrow at rates based on either the bank's base rate, CD rates or LIBOR and is required to pay an annual commitment fee of 3/8 of 1% on the unused amount of the commitment. At March 31, 1994, AMC had no borrowings on the Credit Facility but could borrow up to $40,000,000 as provided in the loan agreement.

     The Credit Facility includes certain financial covenants. The Company is required to maintain a maximum net debt to consolidated EBITDA ratio and a minimum fixed charge coverage ratio. The required net debt to consolidated EBITDA ratio was 4.00 to 1 for fiscal 1994 and 3.50 to 1 thereafter. The required fixed charge coverage ratio was 1.35 to 1 for fiscal 1994 and 1.50 to 1 thereafter. In addition, the covenants contained in the Credit Facility limit the Company's capital expenditures to $25 million per year, of which the Company may allocate to capital expenditures outside of the United States the lesser of $10 million or $5 million plus 25% of cash flow (minus 100% of cash flow, if negative), in each case less the amount of permitted dividends paid
or declared by the Company, as described below.   These and other provisions
of the Credit Facility may have the effect of limiting the amount of assets held by the Company.

     The Credit Facility limits the amount of dividends that the Company and its subsidiary, American Multi-Cinema, Inc., may pay during its term to the lesser of $10 million or $5 million plus 25% of cash flow (minus 100% of cash flow if negative) over the term of the Credit Facility, in each case less capital expenditures outside the United States. In addition, AMC will be permitted to pay, in any six-month period, dividends in an amount equal to the aggregate scheduled payments of interest on the Senior Subordinated Notes for such period, unless payments on such securities would not then be permitted by the subordination provisions of such securities. The Credit Facility stipulates that there shall be a period of at least 60 consecutive days during each twelve month period following the agreement date when there are no loans outstanding under the Credit Facility. The Company has satisfied this stipulation for the second anniversary of the loan agreement by not borrowing funds for 60 consecutive days following August 10, 1993.

Dividend Restrictions
     As discussed above, the amount of cash dividends payable by the Company is limited by covenants to the Indentures governing the Senior Notes, Senior Subordinated Notes and covenants to the Credit Facility. As of March 31, 1994, according to the most restrictive terms of the covenants, the Company could pay a cash dividend of approximately $10,000,000.

Summary of Borrowings
The Company is obligated under bonds, notes and other indebtedness as follows
(in thousands):
                                                                               Totals
                                                                   Due in
                                   Rates of           Maturity      Fiscal   March 31,    April 1,
                                    Interest           Dates        1995       1994          1993
Senior Debt
Senior notes                       11.875%          August, 2000   $       - $ 99,449     $ 99,394
Revolving credit agreement         Various          August, 1995   -         -            -
Equipment installment              12.3% to 12.58%  Serially       34        1,340        2,478
  notes                                              to 2009
Capital lease obligations          7.25%            Serially       2,134     68,039       53,343
                                   to 20%            to 2025
Other indebtedness                 Various          Various               -             -        768

     Total senior debt                                             2,168     168,828      155,983

Subordinated Debt
Senior subordinated notes          12.625%          August, 2002           -  99,360       99,319

     Total subordinated debt                                               -  99,360       99,319

     Total borrowings                                              $2,168    $268,188     $255,302

     Minimum annual payments required under existing capital lease obligations, net present value thereof and maturities of total indebtedness at March 31, 1994 are as follows (in thousands):

                                           Capital Lease Obligations
                                   Minimum                           Net
                                      Lease           Less         Present   Other
                                   Payments         Interest        Value    Debt         Total

1995                                $ 13,290        $ 11,156       $  2,134      $   34      $ 2,168
1996                                  13,298          10,755          2,543          39        2,582
1997                                  13,298          10,269          3,029          44        3,073
1998                                  13,410           9,673          3,737          50        3,787
1999                                  13,415           8,942          4,473          57        4,530
Thereafter                           106,627          54,504         52,123     199,925      252,048

     Total                          $173,338        $105,299       $ 68,039    $200,149     $268,188


NOTE 6 - INCOME TAXES

     The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. In fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Prior to 1993, the Company accounted for income taxes under Accounting Principles Board Opinion No. 11 (APB 11), "Accounting for Income Taxes." The effect of adopting SFAS 109 was not material.
     Income taxes reflected in the consolidated statements of operations for the three years ended March 31, 1994 are as follows (in thousands):


                                         1994         1993           1992
                                         (Liability Method)     Deferred
Method)
Current:
  Federal                                $ 13,977     $  2,077       $   900
  State                                     2,146          600           600

     Total current                        16,123        2,677          1,500

Deferred:
  Federal                                  (5,203)      (3,838)          -
  State                                    (1,071)        (814)          -
  Change in valuation allowance              2,251        3,575          -
     Total deferred                        (4,023)      (1,077)          -

Total provision                             12,100        1,600      1,500

Tax benefit of extinguishment of debt            -        3,800          -

Total provision before
 extraordinary items                      $ 12,100     $  5,400   $  1,500

     The effective tax rate on income before extraordinary items was 44% in 1994, 41% in 1993 and 37% in 1992. The difference between the effective rate and the U.S. federal income tax statutory rate of 35% in 1994 and 34% in 1993 and 1992 are accounted for as follows (in thousands):

                                          1994(1)          1993(1)   1992
Tax on earnings (loss) before
 provision for income
 tax and extraordinary items at
 statutory rates                          $  9,590      $  4,470   $ (1,366)
Add (subtract) tax effect of:
  Federal benefit not available(2)             N/A           N/A       1,366
  Installment sale                               -           463         637
  State income tax, net of federal
   benefit                                     699           600         600
  Change in valuation allowance (3)          2,251         (225)         N/A
  Other, net                                 (440)            92         263

Income tax expense before
 extraordinary items                      $ 12,100      $  5,400    $  1,500


(1) As calculated under SFAS 109.
(2)The N/A denotes items which do not apply to SFAS 109.
(3) The N/A denotes items which do not apply to APB11.

     Deferred income taxes for 1994 and 1993 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS 109 and are more inclusive in nature than "timing differences" as determined under APB
11. Deferred income taxes for 1992 have not been restated. The significant components of deferred income tax assets and liabilities at March 31, 1994 and April 1, 1993 are as follows (in thousands):


                                        1994                      1993
                                        Deferred Income Tax       Deferred Income Tax
                                        Assets       Liabilities  Assets   Liabilities
Accrued reserves and liabilities          $  3,443   $         -   $  4,000   $  1,471
Investments in partnerships                      -           268     12,136          -
Capital lease obligations                    7,527             -      6,711          -
Deferred gains on installment sales              -            41     10,797      7,689
Depreciation                                11,903             -          -     12,136
Deferred rents                               3,312             -      2,946          -
Tax credits carryforward                     1,371             -      2,601          -
Net operating loss carryforward                  -             -      3,037          -
Other                                          740           114      1,145        478

Total                                       28,296           423     43,373     21,774

   Less:  Valuation allowance               22,773             -     20,522          -

   Net                                       5,523           423     22,851     21,774

   Less:  Current deferred income taxes      3,414             -      1,077          -

Total noncurrent deferred income taxes    $  2,109    $      423   $ 21,774   $ 21,774


Net noncurrent deferred income taxes      $  1,686             $          -

     SFAS 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to the future realization of tax credit carryforwards and certain future income tax deductions. Therefore, the Company established a valuation allowance relating to such items of $22,773,000, $20,522,000 and $16,947,000 as of March 31, 1994, April 1, 1993 and April 3,
1992, respectively.

     As of March 31, 1994, the Company has jobs tax credit carryforwards of $548,000 which expire beginning in 2000, and alternative minimum tax credit carryforwards of $823,000, which carryforward indefinitely.

     The Company settled litigation with the Internal Revenue Service ("IRS") primarily concerning the Company's method, for the years 1978 through 1987, of reporting for income tax purposes, film rentals and deductions in the year paid (cash method) rather than in the year the related film was exhibited (accrual method). In July 1990, the Company made a prepayment to the IRS in the amount of $18,155,000. Included in the Consolidated Balance Sheet at March 31, 1994 is $3,146,000 in estimated state and federal taxes and interest payable related to the above settlement. (See Note 11.)


NOTE 7 - PROPERTY

A summary of property follows (in thousands):
                                                      March 31,   April 1,
                                                        1994        1993
Property owned:
    Land                                              $ 20,239   $ 20,239
    Buildings and improvements                          86,177     83,028
    Furniture, fixtures and equipment                  160,944    129,297
    Leasehold improvements                             116,496     92,118
                                                       383,856    324,682
    Less-accumulated depreciation and amortization     174,229    137,266
                                                       209,627    187,416
Property leased under capitalized leases:
    Buildings                                           68,162     56,569
    Less-accumulated amortization                       24,928     20,004
                                                        43,234     36,565
 Net property                                         $252,861   $223,981


NOTE 8 - OTHER ASSETS AND LIABILITIES

     Other assets and liabilities consist of the following (in thousands):

                                                       March 31, April 1,
                                                          1994     1993
Other current assets:
     Prepaid rent                                      $  5,811    $  4,277
     Prepaid income taxes                                      -        563
     Deferred income taxes                                3,414       1,077
     Other                                                2,350       1,645
                                                       $ 11,575    $  7,562
Other long-term assets:
Investments, at cost                                   $ 14,283    $ 14,420
     Investments in partnerships and corporate
      joint ventures                                        839       1,676
     Deferred charges, net                                7,630       8,228
     Deferred income taxes                                1,686           -
     Other                                                2,333       1,661
                                                       $ 26,771    $ 25,985
Accrued expenses and other liabilities:
     Taxes other than income                          $  14,283   $   3,832
     Interest                                             3,961       4,756
     Payroll and vacation                                11,016       6,445
     Casualty claims and premiums                         1,593       2,408
   Reserve for future disposition                              4,711  3,653
     Current income taxes payable                         2,318           -
     Deferred income                                     10,268       8,413
     Other                                                8,492       6,364
                                                       $ 48,053    $ 35,871

NOTE 9 - LEASES

Description of Leasing Agreements
     The majority of the Company's operations are conducted in premises occupied under lease agreements with base terms ranging generally from 15 to 25 years, with certain leases containing options to extend the leases for up to an additional 20 years. The leases provide for fixed rentals and/or rentals based on revenues with a guaranteed minimum. The Company also leases certain equipment under leases expiring at various dates. The majority of the leases provide that the Company will pay all, or substantially all, the taxes, maintenance, insurance and certain other operating expenses. Assets held under capital leases are included in property. Performance under some leases has been guaranteed by DI.

Operating Leases
     The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed. Of the total number of anticipated openings, leases for seven new theatres with 103 screens and seventeen
screens at an existing location have been finalized.   Construction is
scheduled for completion, and theatres for opening, at various dates through the third quarter of fiscal 1997. The estimated minimum rental payments that may be required under the terms of these leases total approximately $122 million.

     Following is a schedule, by year, of future minimum rental payments required under these leases and existing operating leases that have initial or remaining non-cancellable terms in excess of one year at March 31, 1994 (in thousands):

     Fiscal year ended:
     1995                                                      $ 47,982
     1996                                                      51,145
     1997                                                      50,188
     1998                                                      48,858
     1999                                                      48,028
     Thereafter                                                458,713

Total minimum payments required                                $704,914

     The Company records rent expense on a straight-line basis over the term of the lease. Included in long-term liabilities at March 31, 1994 and April 1, 1993 is $9,153,000 and $7,382,000 respectively, of deferred rent representing pro rata future minimum rental payments for leases with scheduled rent increases.

     Rent expense is summarized as follows for the years ended (in thousands):

                                        March 31,     April 1,    April 2,
                                        1994         1993             1992

  Minimum rentals                       $ 56,813      $ 37,466      $ 36,749
  Percentage rentals based on revenues     1,968         1,722         1,518
  Equipment rentals                          692           778           927

                                        $ 59,473      $ 39,966      $ 39,194


Rent expense for fiscal 1994 includes $18,744,000 from EEP theatres.

NOTE 10 - EMPLOYEE BENEFIT PLANS
Defined Benefit Plan
     The Company sponsors a non-contributory defined benefit pension plan covering, after a minimum of one year of employment, all employees age 21 or older, who have completed 1,000 hours of service in their first twelve months of employment or in a calendar year and who are not covered by a collective bargaining agreement.

     The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of credited service with the Company (not exceeding thirty-five) and the employee's highest five year average compensation. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets are invested in a group annuity contract with an insurance company pursuant to which the plan's benefits are paid to retired and terminated employees and the beneficiaries of deceased employees.

     The following table sets forth the plan's funded status as of December 31, 1993 and 1992 (Plan valuation dates) and the amounts included in the consolidated balance sheets as of March 31, 1994 and April 1, 1993 (in thousands):

                                                                  March 31, 1994         April 1, 1993
Actuarial present value of accumulated benefit
 obligation, including vested benefits of $9,788 and $7,191           $ 10,290            $   7,631

Projected benefit obligation for service rendered to date             $ 16,937             $ 13,173

     Less:  Plan assets at fair value                                    7,544                6,388

Projected benefit obligation in excess of plan assets                    9,393                6,785

     Less:  Unrecognized net loss from past experience
      different from that assumed and effects of
      changes in assumptions                                             4,862                2,662

     Less:  Unrecognized net obligation upon adoption
       being recognized over 15 years, net of
       amortization                                                      1,940                2,709

     Less:  Plan contributions from measurement date to
      end of fiscal year                                                   185                  201

     Less:  Adjustment required to recognize
      minimum liability                                                  (155)                    -

Pension liability included in consolidated balance sheet              $  2,561             $  1,213

     Net pension expense includes the following components for the years ended (in thousands):

                                                  March 31,      April 1,     April 2,
                                                      1994         1993         1992
Service cost benefits earned
 during the per$  1,157                           $     936      $      761
Interest cost on the projected
 benefit obligation                                     852             714          586
Actual return on plan assets                          (864)           (471)        (942)
Net amortization and deferral                           698             203          810

Net pension expense                                $  1,843        $  1,382     $  1,215

     The weighted average discount rates used to measure the projected benefit obligation were 5.75%, 6.5% and 7.0% for the years ended December 31, 1993, 1992 and 1991, respectively. The rate of increase in future compensation levels was 6.50% for the three years and the expected long-term rate of return on assets was 8.5% for December 31, 1993 and December 31, 1991 and 8.0% for December 31, 1992. The Company uses the straight-line method of amortization for prior service cost and unrecognized gains and losses over the average remaining service period of 15 years.

     A limited number of employees are covered by collective bargaining agreements under which payments are made to a union-administered fund.

  401(k) Plan
     The Company sponsors a voluntary thrift savings plan ("401(k) Plan") covering the same employees eligible for the pension plan. Since inception of the savings plan, the Company has matched 50% of each eligible employee's elective contributions, limited to 3% of the employee's salary.

     The Company's share of expense under the thrift savings plan was $907,000 for the year ended March 31, 1994 ($777,000 and $868,000 for the fiscal years ended April 1, 1993 and April 2, 1992, respectively).

  Other Retirement Benefits
     The Company currently offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Substantially all employees may become eligible for these benefits provided that the employee must be at least 55 years of age and have 15 years of credited service at retirement. The health plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory. The accounting for the health plan anticipates future modifications to the cost-sharing provisions to provide for retiree premium contributions of approximately 20% of total premiums, increases in deductibles and co-insurance at the medical inflation rate and coordination with Medicare.

     Retiree health and life insurance plans are not funded. The Company is amortizing the transition obligation on the straight-line method over a period of 20 years.

     The following table sets forth the plans' accumulated postretirement benefit obligation reconciled with the amount included in the consolidated balance sheets as of March 31, 1994 and April 1, 1993 (in thousands):

                                                  March 31,      April 1,
                                                     1994          1993
Accumulated postretirement benefit obligation:
   Retirees                                         $     869    $      297
   Fully eligible active plan participants                339           183
   Other active plan participants                       1,243           810

Accumulated postretirement benefit obligation           2,451         1,290

Unrecognized transition obligation                      (847)         (897)
Unrecognized gain/(loss)                                (824)             3

Accrued postretirement benefit cost in the
 balance sheet                                       $    780      $    396

Postretirement expense includes the following components for the years ended (in thousands):

                                     March 31,    April 1,       April 2,
                                        1994        1993           1992

   Service cost                    $      175    $     138       $    128
   Interest cost on accumulated
      postretirement benefit
    obligation                            169           91             85
   Amortization of transition
      obligation over 20 years             94           49             50

Postretirement expense             $      438    $     278       $    263

     For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for fiscal 1994 was 9.5% for medical and 6.5% for dental. The rates were assumed to decrease gradually to 5% for medical and 3% for dental at 2020 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1994 by $667,000 and the aggregate of the service and interest cost components of postretirement expense for the year (52 weeks) then ended by $137,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% for fiscal 1994, 8.5% for fiscal 1993 and 1992.


NOTE 11 - CONTINGENCIES
     The Company, in the normal course of business, is party to various legal actions. Management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition or results of operations of the Company. The following paragraphs summarize significant litigation and proceedings to which the Company is a party.

     Income Tax Litigation. The Company has been in litigation with the Internal Revenue Service ("IRS") primarily concerning the Company's method, for the years 1975 and 1978 to 1987, inclusive, of reporting, for income tax purposes, film rentals and deductions in the year paid (cash method) rather than in the year the related film was exhibited (accrual method). These and other issues were the subject of two United States Tax Court cases (Durwood, Inc. v. Commissioner of Internal Revenue, Docket No. 3706-88 filed February 23, 1988 and Durwood, Inc. v. Commissioner of Internal Revenue, Docket No. 3322-91 filed February 22, 1991). Through March 31, 1994, the Company has recorded provisions totaling $22,951,000 representing the estimated additional federal and state income taxes and interest resulting from the IRS litigation. In July 1990, the Company made a prepayment to the IRS of $18,155,000.

     Settlements have been reached with respect to all issues in each of the Tax Court cases. On or about November 5, 1991, the Company and the Commissioner of Internal Revenue entered into a closing agreement of final determination providing for the resolution of film rent and interest income issues with respect to the taxable years December 31, 1980 through March 31, 1988. The agreement resulted in a liability which approximates the amount previously accrued by the Company and affects the net operating loss carryforwards into future years.

     On September 2, 1992, the Company and the Commissioner of Internal Revenue filed with the United States Tax Court a Second Supplemental Stipulation of Partial Settlement in Durwood, Inc. v. Commissioner of Internal Revenue, Docket No. 3322-91, which Stipulation resolved all remaining issues, including issues relating to certain capital gains, the dividends received deduction, and the understatement penalty. Management believes that adequate amounts have been reserved with respect to these income tax matters.

     Sales Tax Litigation. On August 13, 1991, the Florida Department of Revenue assessed the Company $1,670,000 in taxes, penalties and interest for popcorn sales in theatres that occurred during the period commencing January 1, 1986 and ending December 31, 1988. Because the regulation relied on by the Department did not become effective until December 1987, the Department issued a revised assessment to the Company in the amount of $388,000, which is based on the Company's 1988 popcorn sales in Florida. Because the Company's Florida legal counsel failed to file a petition to contest the assessment within the required time, the Department took the position that the Company owed $388,000 in taxes plus penalties and interest.

     The Company and the Department agreed to be bound by the final judicial resolution of another Florida sales tax case involving substantially the same issues, which case has been recently decided against the taxpayer. Pursuant to its agreement with the Department, the Company will pay the $388,000 in assessed taxes plus interest, but no penalties. The Company will also pursue all available remedies against its former legal counsel.

.
NOTE 12 - FUTURE DISPOSITION OF ASSETS

     The Company has provided reserves for expected losses arising from the discontinuation of the operation of fast food restaurants, for theatres which have been or are anticipated to be closed and for other future dispositions of assets.

     In conjunction with the opening of certain new theatres in fiscal 1986 through 1988, the Company expanded its food services by leasing additional space adjacent to those theatres and used such space to operate specialty fast food restaurants. The Company discontinued operating the restaurants due to unprofitability. The Company continues to sub-lease or to convert to other
uses the space leased for these restaurants.   The Company is obligated under
long-term lease commitments with remaining terms of up to eighteen years. At March 31, 1994 the base rent aggregates approximately $984,000 annually, and $12,887,000 over the remaining term of the leases. As of March 31, 1994, the Company has subleased approximately 91% of the space with remaining terms ranging from three months to 201 months. Non-cancellable subleases currently aggregate approximately $984,000 annually, and $6,270,000 over the remaining term of the subleases.

     As of March 31, 1994, the Company remains obligated under lease commitments for four closed theatres and for office space at three locations
with remaining terms of up to five years.   The current leasing costs of these
closed locations approximates $529,000 annually, and  $1,370,000 over the
remaining term of the leases.   Non-cancellable subleases currently aggregate
approximately $92,000 annually, and $242,000 over the remaining term of the subleases. The Company has been in negotiation with certain landlords and believes the ultimate cost of settling the leases will be less than the full amount of the lease obligations.


NOTE 13 - DISPOSITION OF ASSETS

     Gain on disposition of assets for the years ended March 31, 1994, April 1, 1993 and April 2, 1992 are as follows (in thousands):

                                    March 31,       April 1,      April 2,
                                        1994          1993          1992

Sale of theatres to
 Carmike Cinemas, Inc.            $          -      $   9,903     $  8,169
Amortization of
 deferred gain                               -              -        1,407
Other asset dispositions                   296          (265)        (855)

                                    $      296       $  9,638     $  8,721

Disposition of Theatres
     On February 24, 1989, the Company sold 55 theatres with 375 screens and on May 17, 1990, the Company sold one theatre with 8 screens to TPIE. The gain, aggregating approximately $70,352,000, was deferred from income. Prior to the Company's acquisition of a partnership interest in the theatres sold to TPIE, the deferred gain was being amortized on the straight-line method over an average life of approximately 11 years. The unamortized deferred gain from the 1989 sale of theatres to TPIE has been applied as a reduction to the EEP assets acquired on May 28, 1993. (See Note 3.)

     On May 16, 1991, the Company sold eight theatres with 45 screens to Carmike Cinemas, Inc. for $9,416,000 with a recognized gain of $8,169,000.

On May 21, 1992, the Company sold five theatres with 32 screens to Carmike Cinemas, Inc. for $12,132,000 with a recognized gain of $9,903,000.


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     The carrying value of cash and equivalents approximates fair value because of the short maturity of those instruments. Investments in U.S. government obligations and corporate bonds were valued based on quoted market prices. The fair value of the investment in TPI Enterprises, Inc. is based on the lower of the quoted market price of this common stock investment or the exercise price specified in a purchase option agreement. The fair value of the subordinated promissory note receivable from EEP in fiscal 1993, was determined by reference to the estimated premium paid for the AMCE Senior Subordinated Notes over U.S. treasury notes with similar average maturities. For other notes receivable, the fair value was based upon a premium over bank prime lending rates. The fair value of stock investments and publicly held corporate borrowings was based upon quoted market prices. For other corporate borrowings, the fair value was based upon rates available to the Company from bank loan agreements or rates based upon the estimated premium over U.S. treasury notes with similar average maturities.

     The estimated fair values of the Company's financial instruments follows (in thousands):

                                March 31, 1994            April 1, 1993
                                   Carrying     Fair    Carrying   Fair
                                    Amount     Value    Amount     Value

Financial assets:
  Cash and equivalents            $ 32,319   $ 32,319   $ 23,997  $ 23,997
  Investments                      119,150    119,150     26,109    26,225
  Investment in TPI
   Enterprises, Inc.                 8,682      8,851      8,682     8,851
  Subordinated note receivable           -          -     39,879    42,837
  Other notes receivable               459        469        726       746
  Stock investments                  1,600      1,850      1,600     3,701

Financial liabilities:
  Corporate borrowings            $200,149   $228,619   $201,959  $218,391

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS BY QUARTER
(in thousands, except per share amounts)
(UNAUDITED)
                                                                                                       Fiscal Year
                       07/01/93  07/02/92  09/30/93  10/01/92  12/30/93  12/31/92  03/31/94  04/01/93  1994      1993

Total revenues         $140,619   $99,888  $174,750  $100,750  $132,589  $105,492  $139,495  $ 98,335  $587,453  $404,465
Total cost of
 operations             110,142    77,980   131,749    78,701   103,497    78,669   103,789    75,485   449,177   310,835
Depreciation and
 amortization             9,824     7,191     9,598     6,981     9,729     6,914     8,897     7,089    38,048    28,175
General and
 administrative
 expenses                 8,315     8,717    10,134     9,393     9,508     7,978    11,535    10,197    39,492    36,285
Estimated loss
 on future
  disposition
 of assets                    -          -          -          -          -  2,500          -         -          -  2,500

Operating income         12,338     6,000    23,269     5,675     9,855     9,431    15,274     5,564    60,736    26,670
Interest expense          9,486     6,871     9,029     7,668     9,101     8,622     8,759     8,240    36,375    31,401
Investment income           596     1,814       438     1,956       619     2,715     (497)     1,754     1,156     8,239
Minority interest         1,599         -         -         -         -         -         -         -     1,599         -
Gain (loss) on
 disposition of
 assets                    (57)     9,851      (21)     (141)       (1)      (70)       375        (2)      296     9,638

Earnings (loss)
 before income
  taxes and
 extraordinary item       4,990    10,794    14,657     (178)     1,372     3,454     6,393     (924)    27,412    13,146
Income tax provision      1,900     1,350     6,000     3,250       600       400     3,600       400    12,100     5,400

Earnings (loss) before
  extraordinary item      3,090     9,444     8,657   (3,428)       772     3,054     2,793   (1,324)    15,312     7,746
Extraordinary item            -          -         -  (6,483)         -         -          -          -          - (6,483)
Net earnings (loss)      $3,090    $9,444    $8,657  $(9,911)    $  772  $  3,054  $  2,793 $ (1,324)  $ 15,312  $  1,263
Less:  Preferred
 dividends                    -       175         -        81         -         -       538         -       538       256
Net earnings
 (loss) for common     $  3,090  $  9,269  $  8,657$  (9,992)  $    772  $  3,054  $  2,255 $ (1,324)  $ 14,774 $ (1,007)
Earnings (loss)
 per share before
 extraordinary item     $      .19 $    0.57$       .52$    (0.22)$     .05$    0.19$       .14$   (0.08)$       .89$    0.46
Earnings (loss)
 per share              $      .19 $    0.57$       .52$    (0.62)$     .05$    0.19$       .14$   (0.08)$       .89$    0.06



66

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)
(unaudited)


                               03/31/94  04/01/93  04/02/92  03/28/91  03/29/90
Statement of Operations Data:
  Total revenues               $587,453  $404,465  $406,964  $446,351  $416,994
  Total cost of operations      449,177   310,835   325,901   358,770   335,829
  Depreciation and
   amortization                  38,048    28,175    31,385    32,572    31,532
  General and administrative
   expenses                      39,492    36,285    37,885    34,532    30,406
  Estimated loss on future
   disposition of assets              -     2,500     3,000     2,100     1,600

  Operating income               60,736    26,670     8,793    18,377    17,627

  Interest expense               36,375    31,401    30,035    35,940    34,171
  Interest expense
   -IRS settlement                    -         -         -         -    14,331
  Investment income               1,156     8,239     8,502    13,441     8,159
  Minority interest               1,599         -         -         -         -
  Gain on disposition
   of assets                        296     9,638     8,721     6,649    14,628
  Earnings (loss) before
   income taxes and
    extraordinary item           27,412    13,146   (4,019)     2,527   (8,088)
  Income tax provision           12,100     5,400     1,500     1,960     9,050

  Earnings (loss) before
   extraordinary items           15,312     7,746   (5,519)       567  (17,138)
  Extraordinary items                 -   (6,483)           -     500           -

  Net earnings (loss)          $ 15,312  $  1,263$  (5,519)  $  1,067 $(17,138)
  Less: Preferred dividends         538       256       700       700       700

  Net earnings (loss) for
  common shares                $ 14,774  $  1,007 $ (6,219) $     367 $(17,838)

  Earnings (loss) per share    $       .89 $    0.06$    (0.39)$     0.02$    (1.11)

  Common dividends per share$         -    $    1.14$           -$          -$           -

Weighted average number of
 shares outstanding              16,521    16,217   16,088     16,129    16,001

Balance Sheet Data:
  Cash, equivalents and
   investments                 $151,469  $ 50,106 $  36,823 $  46,554 $  41,911
  Total debt (including
   capitalized lease
   obligations)                 268,188   255,302   240,231   263,160   258,373
  Stockholders' equity          130,404    18,171    39,869    46,088    45,581
  Total assets                  501,276   374,102   377,699   439,488   457,736

Other Financial Data:
  EBITDA                       $ 98,784  $ 57,345  $ 43,178  $ 53,049  $ 50,759
  Property acquisitions
   (excluding property under
    capitalized lease
   obligations)                  10,651  $  8,821  $ 21,520  $ 20,227  $ 18,075


67

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS

                                                                                                Amount at which each
                                                                                                portfolio of equity
                                                                                                 security issues and
                          Number of shares or units                       Market value of each   each other security
Name of issuer and            principal amounts of                           issue at balance    issue carried in the
 title of each issue           bonds and notes       Cost of each issue   sheet date             balance sheet

March 31, 1994
  Investments:
    Bank of  Nova Scotia
      time deposits       $ 10,000,000               $ 10,000,000         $ 10,000,0001)        $ 10,000,000

    U. S. Government
      obligations         110,000,000                109,150,000          109,150,0001)         109,150,000

          Total investments                                                                     $119,150,000


 TPI Enterprises, Inc.
 Common Stock             1,475,144 shares           $ 8,682,000          $ 8,851,0002)         $ 8,682,000

April 1, 1993
 TPI Enterprises, Inc.
 Common Stock             1,475,144 shares           $ 8,682,000          $8,851,0002)          $ 8,682,000


1) Due to the short-term maturities of these instruments, market value approximates carrying value.

2) The market value is based upon the lower of the quoted market price ($6-7/8 per share at March 31, 1994 and $9-7/8 per share at April 1 , 1993) as reported by NASDAQ, or the exercise price of $6.00 per share specified in a purchase option agreement.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
AND UNDERWRITERS, PROMOTERS AND
EMPLOYEES OTHER THAN RELATED PARTIES

                         Gene         Donald P.     Thomas L.
                        Goodman       Harris (1)    Velde(2)      Total


Balance, 3/28/91         $114,900       $200,000     $152,500     $467,400

  Additions                     -         14,500            -       14,500

Balance, 4/2/92           114,900        214,500      152,500      481,900

  Additions                     -         15,625            -       15,625
  Amounts collected      (61,000)              -            -     (61,000)
  Amounts written-off    (53,900)              -            -     (53,900)

Balance, 4/1/93                 -        230,125      152,500      382,625

  Additions                     -         15,000        7,847       22,847
  Amounts collected             -       (27,000)            -     (27,000)

Balance, 3/31/94    $           -       $218,125     $160,347     $378,472



(1) The Company loaned $200,000 to Mr. Harris in January 1987 in connection with the purchase of his principal residence. The loan was evidenced by a promissory note initially bearing interest at the rate of 6% per annum, provided for the payment of all principal at maturity and was secured by a second deed of trust on Mr. Harris' residence. Principal and all unpaid interest on the promissory note was due January 1, 1992. The promissory note was extended to mature on January 16, 1997, the interest rate was increased to
7.5 percent and the loan continues to be secured by a second deed of trust on Mr. Harris' residence.

(2) The Company loaned $152,500 to Mr. Velde on June 1, 1987 in connection with the purchase of his principal residence. The loan is evidenced by a promissory note bearing interest at the rate of 6 1/2% per annum, provides for the payment of all principal at maturity and is secured by a second deed of trust on Mr. Velde's residence. Principal and all unpaid interest on the promissory note is due June 30, 1996.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
 SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
(in thousands)


                                          Balance at                                                            Balance at
                                          beginning   Additions   Acquisition    Sales and                      end of
                                           of period  at cost     of partners(1)retirements        Reclass      period
Year ended (52 weeks) March 31, 1994
  Land                                      $ 20,239       $ -           $-          $-               $-        $20,239
  Buildings and improvements                  83,028       609        2,540           -                -         86,177
  Furniture, fixtures and equipment          129,297     4,540       30,413       3,306                -        160,944
  Leasehold improvements                      92,118     5,502       20,556       1,680                -        116,496
  Leased property under capital leases:
    Buildings                                 56,569     5,219        7,435       1,061                -         68,162

                                            $381,251  $ 15,870     $ 60,944    $  6,047       $        -       $452,018

Year ended (52 weeks) April 1, 1993
  Land                                      $ 23,180$          -$          - $      849        $ (2,092)       $ 20,239
  Buildings and improvements                  77,547     1,085            -       1,469            5,865         83,028
  Furniture, fixtures and equipment          134,329     4,324            -       9,356                -        129,297
  Leasehold improvements                      97,636     3,412            -       3,053          (5,877)         92,118
  Leased property under capital leases:
    Buildings                                 54,669     3,931            -       2,031                -         56,569

                                            $387,361  $ 12,752 $          -    $ 16,758        $ (2,104)       $381,251
Year ended (53 weeks) April 2, 1992
  Land                                     $  20,899 $   2,608 $          -  $      327     $          -       $ 23,180
  Buildings and improvements                  75,083     3,291            -         827                -         77,547
  Furniture, fixtures and equipment          138,260      6,158           -      10,192              103        134,329
  Leasehold improvements                      91,720     9,463            -       3,547                -         97,636
  Leased property under capital leases:
    Buildings                                 58,774         -            -       4,105                -        54,669
     Furniture, fixtures and equipment         1,813           -          -       1,710           (103)              -

                                            $386,549  $ 21,520 $          -    $ 20,708   $          -yy       $387,361

(1)On May 28, 1993, the Company purchased the remaining interest in Exhibition Enterprises Partnership. See Note 3 to the Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT
(in thousands)

                                          Balance at                                                                 Balance at
                                          beginning   Additions Acquisition         Sales and                        end of
                                          of period   at cost   of partnership(1)   retirements  Reclassifications   period

Year ended (52 weeks) March 31, 1994
  Buildings and improvements              $ 17,308       $3,157      $180                 $-            $ -         $ 20,645
  Furniture, fixtures and equipment         84,432       15,214    11,293              2,914              -          108,025
  Leasehold improvements                    35,526        7,256     3,874              1,097              -           45,559
  Leased property under capital leases:
    Buildings                               20,004        3,447     1,627                150              -           24,928
                                          $157,270     $ 29,074  $ 16,974            $ 4,161       $      -         $199,157
Year ended (52 weeks) April 1, 1993
  Buildings and improvements              $ 14,449    $   3,042$          -          $   330       $    147        $  17,308
  Furniture, fixtures and equipment         78,695       12,349         -              6,612              -           84,432
  Leasehold improvements                    31,377        5,686         -              1,383          (154)           35,526
  Leased property under capital leases:
  Buildings                                 18,367        2,792         -              1,155              -           20,004
                                          $142,888     $ 23,869   $     -            $ 9,480           $(7)          157,270
Year ended (53 Weeks) April 2, 1992
  Buildings and improvements             $  11,854      $ 2,812        $-            $   217        $     -         $ 14,449
  Furniture, fixtures and equipment         70,814       14,220         -              6,360             21           78,695
  Leasehold improvements                    26,793        5,699         -              1,115              -           31,377
  Leased property under capital leases:
  Buildings                                 17,367        2,890         -              1,890              -          18,367
  Furniture, fixtures and equipment            693          208         -                880           (21)                -

                                          $127,521     $ 25,829$          -         $ 10,462   $          -         $142,888

(1)On May 28, 1993, the Company purchased the remaining interest in Exhibition Enterprises Partnership. See Note 3 to the Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

                                                            Additions
                                             Balance at     Charged to      Charged to                      Balance
                                             Beginning       Costs and          Other                       End of
                                              of Period       Expenses       Accounts      Deductions       Period
Year ended (52 Weeks) March 31, 1994

  Allowance for doubtful accounts            $    611         $    633      $    492 (1)       $    466      $  1,270

  Self insurance reserves                       8,163           11,760                 -          8,918        11,005

  Reserve for future dispositions               3,653                -         2,055 (2)            997         4,711

Year ended (52 Weeks) April 1, 1993

  Allowance for doubtful accounts              $  900      $         -         $       -         $  289      $    611

  Self insurance reserves                       7,526            9,012                 -          8,375         8,163

  Reserve for future dispositions               3,013            2,500           750 (3)          2,610         3,653

Year ended (53 Weeks) April 2, 1992

  Allowance for doubtful accounts            $      -         $    900          $      -       $      -      $    900

  Self insurance reserves                       5,138            9,912                 -          7,524         7,526

  Reserve for future dispositions               1,595            3,000                 -          1,582         3,013



(1) Represents a reclassification from accrued expenses and other liabilities.

(2) Represents the amounts resulting from capital lease adjustments and a charge from an expected loss relating to a corporate joint venture.

(3) Relates to a one-time charge resulting from the consolidation of two divisions.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
SCHEDULE IX - SUPPLEMENTARY SHORT-TERM BORROWINGS INFORMATION
(in thousands)

Category of               Balance    Weighted     Maximum amount      Average amount     Weighted average
short-term               at end of    average     outstanding during                  outstanding during      interest rate
borrowings                 period   interest rate       the period                        the period (1)   during the period (2)
March 31, 1994
 Line of credit
  with bank                     -           -              30,000                             3,462                   4.8%

April 1, 1993
 Line of credit
  with bank                     -           -              54,000                            15,398                   6.1%

April 2, 1992
 Line of credit
  with bank                54,000           6.5%           73,000                            53,372                   7.4%



(1) Loan balances times number of days outstanding divided by days in the fiscal year.

(2) Interest expense for the year divided by average loan balance for the fiscal year.



AMC ENTERTAINMENT INC. AND SUBSIDIARIES
SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
(in thousands)

                                                                Charged to Costs and Expenses
                                                                              Year Ended
                                                            03/31/94          04/01/93        04/02/92
Maintenance and repairs                                     $ 10,732           $  6,943        $  7,616
Amortization of other assets                                   7,782              4,306           5,556
Property taxes                                                11,945              9,131           9,695
Taxes, other than payroll, property and income taxes           2,586              1,127             856
Advertising                                                   17,179             12,858          17,367


                               EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION

*2. Articles of Merger dated March 31, 1994 between American Multi-Cinema, Inc. and its wholly-owned subsidiaries Cinema Enterprises, Inc. and Cinema Enterprises II, Inc. and related Plan and Agreement of Liquidation and Merger
 3.1.      Certificate of Incorporation of AMC Entertainment Inc. (1)
 3.2. Certificate of Designations relating to $1.75 Cumulative Convertible Preferred Stock (2)
 3.3.      Bylaws of AMC Entertainment Inc. (1)
 3.4.      Articles of Incorporation, as amended, of American Multi-Cinema,
           Inc. (3)
 3.5.      Bylaws of American Multi-Cinema, Inc. (3)
 3.6.      Certificate of Incorporation, as amended, of AMC Philadelphia, Inc.
           (3)
 3.7.      Bylaws of AMC Philadelphia, Inc. (3)
 3.8.      Certificate of Incorporation, as amended, of AMC Realty, Inc. (3)
 3.9.      Bylaws of AMC Realty, Inc. (3)
 3.10.     Articles of Incorporation, as amended, of Conservco, Inc. (3)
 3.11.     Bylaws of Conservco, Inc. (3)
 3.12.     Certificate of Incorporation, as amended, of AMC Canton Realty, Inc.
           (3)
 3.13.     Bylaws of AMC Canton Realty, Inc. (3)
 3.14.     Certificate of Incorporation, as amended, of Budco Theatres, Inc.
           (3)
 3.15.     Bylaws of Budco Theatres, Inc. (3)
 3.16.     Articles of Incorporation of AMC Film Marketing, Inc. (4)
 3.17.     Bylaws of AMC Film Marketing, Inc. (4)
 4.1.(a) Indenture among AMC Entertainment Inc., as issuer, American Multi-Cinema, Inc., AMC Realty, Inc., Conservco, Inc., AMC Canton Realty, Inc., AMC Philadelphia, Inc., Budco Theatres, Inc. and Concord Cinema, Inc. (collectively "Guarantors") and United States Trust Company of New York, as Trustee, respecting AMC Entertainment Inc.'s 11 7/8% Senior Notes due 2000.(5)
 4.1.(b) First Supplemental Indenture dated as of March 31, 1993 pursuant to which AMC Film Marketing, Inc. became a Guarantor (4)
*4.1(c)    Fourth Supplemental Indenture dated as of March 31, 1994 pursuant to which American Multi-Cinema, Inc. assumed the obligations of Cinema Enterprises, Inc., Cinema Enterprises II, Inc. and Exhibition Enterprises Partnership under the Senior Note Indenture and related guarantees of such entities.
 4.2.(a) Indenture among AMC Entertainment Inc., as issuer, American Multi-Cinema, Inc., AMC Realty, Inc., Conservco, Inc., AMC Canton Realty, Inc., AMC Philadelphia, Inc., Budco Theatres, Inc. and Concord Cinema, Inc. (collectively "Guarantors") and The Bank of New York, as Trustee, respecting AMC Entertainment Inc.'s 12 5/8% Senior Subordinated Notes due 2002.(5)
 4.2.(b) First Supplemental Indenture dated as of March 31, 1993 pursuant to which AMC Film Marketing, Inc. became a Guarantor (4)
*4.2.(c)   Fourth Supplemental Indenture dated as of March 31, 1994 pursuant to which American Multi-Cinema, Inc. assumed the obligations of Cinema Enterprises, Inc., Cinema Enterprises II, Inc. and Exhibition Enterprises Partnership under the Senior Subordinated Note Indenture and related quarantees of such entities.
 4.3.(a) Loan Agreement dated August 10, 1992 among American Multi-Cinema, Inc., as the borrower and AMC Entertainment Inc., as the guarantor, and the Bank of Nova Scotia and Bank of America National Trust and Savings Association ("New Credit Facility"). (5)
 4.3.(b)   First Amendment to Loan Agreement dated as of March 31, 1993 (4)
 4.3.(c)   Second Amendment to Loan Agreement dated as of May 28, 1993 (4)
 4.4. Guarantee by AMC Entertainment Inc. of obligations under New Credit Facility. (5)
 4.5.(a) Guarantee by AMC Philadelphia, Inc., AMC Realty Inc., Conservco, Inc., AMC Canton Realty, Inc., Budco Theatres, Inc., and Concord Cinema, Inc. of obligations under New Credit Facility. (5)
 4.5.(b) Guarantee by AMC Film Marketing, Inc. of obligations under New Credit Facility (4)
 4.6. Subordination Agreement dated August 10, 1992 between AMC Entertainment Inc. and The Bank of Nova Scotia. (5)
 4.7. In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
10.1.      AMC Entertainment Inc. 1983 Stock Option Plan. (6)
10.2. Federal Income Tax Allocation Agreement dated as of July 1, 1983, between Durwood, Inc. and AMC Entertainment Inc. (6)
10.3.      AMC Entertainment Inc. 1984 Employee Stock Purchase Plan. (7)
10.4.      AMC Entertainment Inc. 1984 Employee Stock Option Plan. (8)
10.5. American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended. (3)
10.6. Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended. (3)
10.7. Employment Agreement dated August 1, 1989, between AMC Entertainment Inc. and Donald P. Harris. (3)
10.8. Letter Agreement dated November 13, 1991, among AMC Entertainment Inc., American Multi-Cinema, Inc. and Peter C. Brown. (3)
10.9.      Disability Compensation Provisions respecting Stanley H. Durwood.
           (3)
10.10. Executive Medical Expense Reimbursement and Supplemental Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991. (3)
10.11.     Film Marketing Incentive Plan applicable to Donald P. Harris (3)
10.12.     Division Operations Incentive Program (3)
10.13. Management Agreement dated December 30, 1986, between AMC Philadelphia, Inc. and H. Donald Busch ("Busch"). (9)
10.14. Stockholders' Agreement dated December 30, 1986, between AMC Philadelphia, Inc. and Busch. (9)
10.15. Letter of Agreement dated November 25, 1986, between American Multi-Cinema, Inc. and Busch. (9)
10.16. Letter of Agreement dated December 30, 1986, between American Multi-Cinema, Inc. and Busch. (9)
10.17. Standstill Agreement entered into as of March 4, 1991, by and among TPI Enterprises, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc., Durwood, Inc., Stanley H. Durwood and Edward D. Durwood. (10)
10.18. Stock Sale Agreement dated March 4, 1991, by and between American Multi-Cinema, Inc. and C&C Investment Holdings, L.P. (11)
10.19.(a)  Option Agreement dated March 4, 1991, by and between American
           Multi-Cinema, Inc. and C&C Investment Holdings, L.P. (the "Option Agreement") (11)
10.19.(b)  Amendment dated April 25, 1991, to Option Agreement. (3)
10.20. Real Estate Contract dated March 30, 1992, among Philip M. Singleton, C. Suzanne Singleton and American Multi-Cinema, Inc. (3)
10.21. Promissory Note Secured by Deed of Trust dated January 16, 1992, made by Donald P. Harris and Susan H. Harris payable to American Multi-Cinema, Inc. (5)
10.22. Second Mortgage dated January 16, 1992, among Donald P. Harris, Susan H. Harris and American Multi-Cinema, Inc. (5)
10.23.     AMC Entertainment Inc. 1985 Employee Stock Purchase Plan. (10)
10.24. Partnership Interest Purchase Agreement dated May 28, 1993 among Exhibition Enterprises Partnership, Cinema Enterprises, Inc., Cinema Enterprises II, Inc., American Multi-Cinema, Inc., TPI Entertainment, Inc. and TPI Enterprises, Inc. (4)
10.25. Mutual Release and Indemnification Agreement dated May 28, 1993 among Exhibition Enterprises Partnership, Cinema Enterprises, Inc., American Multi-Cinema, Inc., TPI Entertainment, Inc. and TPI Enterprises, Inc. (4)
10.26. Assignment and Assumption Agreement between Cinema Enterprises II, Inc. and TPI Entertainment, Inc. (4)
10.27. Confidentiality Agreement dated May 28, 1993 among TPI Entertainment, Inc., TPI Enterprises, Inc., Exhibition Enterprises Partnership, Cinema Enterprises, Inc., Cinema Enterprises II, Inc. and American Multi-Cinema, Inc. (4)
10.28. Termination Agreement dated May 28, 1993 among TPI Entertainment, Inc., TPI Enterprises, Inc. Exhibition Enterprises Partnership, American Multi-Cinema, Inc., Cinema Enterprises, Inc., AMC Entertainment Inc., Durwood, Inc., Stanley H. Durwood and Edward D. Durwood. (4)
10.29. Promissory Note dated June 16, 1993, made by Thomas L. Velde and Katherine G. Terwilliger, husband and wife, payable to American Multi-Cinema, Inc. (4)
10.30. Second Mortgage dated June 16, 1993, among Thomas L. Velde, Katherine G. Terwilliger and American Multi-Cinema, Inc. (4)
10.31.     Summary of American Multi-Cinema, Inc. Executive Incentive Program
           (12)
10.32.     AMC Non-Qualified Deferred Compensation Plans (1)
*11.       Computation of Per Share Earnings.
  16.      Letter regarding change in certifying accountant. (5)
  22.      Subsidiaries of AMC Entertainment Inc. (12)
  23.1 Consent of Deloitte & Touche to the use of the independent auditor's report incorporated in Part 8 of this annual report.
  23.2. Consent of Coopers & Lybrand to the use of their independent auditors' report incorporated in Part 8 of this annual report.
__________________________

  (1) Incorporated by reference from Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994.
  (2) Incorporated by reference from AMCE's Form 8-K (File No. 01-12429) dated April 7, 1994.
  (3) Incorporated by reference from AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended.
  (4) Incorporated by reference from AMCE's Form 10-K report for fiscal year ended April 1, 1993 (File No. 01-12429).
  (5) Incorporated by reference from AMCE's Form 10-Q (File No. 01-12429) dated July 2, 1992.
  (6) Incorporated by reference from AMCE's Form S-1 (File No. 2-84675) filed June 22, 1983.
  (7) Incorporated by reference from AMCE's Form S-8 (File No. 2-97523) filed July 3, 1984.
  (8) Incorporated by reference from AMCE's S-8 and S-3 (File No. 2-97522) filed July 3, 1984.
  (9) Incorporated by reference from AMCE's From 8-K File (No. 0-12429) dated December 30, 1986.
  (10) Incorporated by reference from AMCE's Form S-8 (File No. 2-92048) filed July 3, 1985.
  (11) Incorporated by reference from AMCE's Form 8-K (File No. 0-12429) dated March 4, 1991.
  (12) Incorporated by reference from AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993.


* - Filed herewith

               PLAN AND AGREEMENT OF LIQUIDATION AND MERGER


           This Plan and Agreement of Liquidation and Merger (the "Plan") is made on March 29, 1994, by American Multi-Cinema, Inc., a Missouri corporation ("AMC"), Cinema Enterprises, Inc. a Missouri corporation ("CENI") and Cinema Enterprises II, Inc., a Missouri corporation ("CENI II"). On the Effective Date (as defined in paragraph 4 below), AMC shall own all of the shares of the sole class of stock of each of CENI and CENI II. It is intended that the merger contemplated by the Plan shall constitute a liquidation of each of CENI and CENI II in which no taxable gain or loss is recognized pursuant to Section 332 of the Internal Revenue Code of 1986, as amended. The terms and conditions of the Plan are as follows.

           1.Names of Corporations. The names of the corporations proposing to merge are:

American Multi-Cinema, Inc.

Cinema Enterprises, Inc.

and

Cinema Enterprises II, Inc.

           2.Merger. On the Effective Date AMC, CENI and CENI II shall merge into a single corporation by CENI and CENI II merging into AMC.

           3.Name of Surviving Corporation. The name of American Multi-Cinema, Inc., which is to be the surviving corporation, shall not be changed as a result of the merger.

           4.Effective Date. The merger shall be effected at the close of business on March 31, 1994 (the "Effective Date").

           5.Effect of Merger. (a) On the Effective Date, the separate existence of each of CENI and CENI II shall cease, except to the extent that its separate existence may be continued by law. Upon the cessation of existence of CENI and CENI II, AMC will be the sole general partner of Exhibition Enterprises Partnership, a New York general partnership ("EEP"), of which each of CENI and CENI II, prior to the effectiveness of the merger, owned a 50% general partnership interest, and EEP will cease to exist by operation of law. The existence of AMC shall continue unaffected and unimpaired by the merger, and AMC shall after the Effective Date have all of the rights, privileges, immunities and powers, and shall be subject to all of the duties and liabilities, of a corporation organized under The General and Business Corporation Law of Missouri.

           (b)On the Effective Date, AMC shall have and thereafter possess all the rights, privileges, immunities, powers and franchises, of a public as well as of a private nature, of each of CENI, CENI II and EEP, and all property, real, personal and mixed, and all debts due on whatever account and all other choses in action, and every other interest of or belonging to or due to any of CENI, CENI II and EEP shall be taken and deemed to be transferred to and vested or remain in AMC without further act or deed (and the title to any real estate, or any interest therein, vested in any of the merging corporations shall not revert or be in any way impaired by reason of the merger).

           (c)Upon the Effective Date and thereafter, AMC shall be responsible and liable for all the liabilities and obligations of each of CENI, CENI II and EEP, and any claim existing or action or proceeding pending by or against any of such entities may be prosecuted to judgment as if such merger had not taken place or, in the case of CENI, CENI II or EEP, AMC may be substituted in its place. Neither the rights of creditors nor any liens upon the property of any of the merging corporations or EEP shall be impaired by the merger.

           (d)The respective officers of CENI, CENI II and EEP and the board of managers of EEP are hereby authorized to execute all deeds, assignments and other documents which may be necessary to effect the full and complete transfer of the properties of such corporations and general partnership to AMC. The officers of AMC are hereby authorized to execute and deliver any and all documents which may be required of it in order for it to assume or otherwise comply with any liability or obligation of CENI, CENI II or EEP. If at any time AMC shall determine that any further documents are necessary or desirable to vest in it, according to the terms hereof, the title to any property, rights, privileges, immunities, powers or franchises of CENI, CENI II or EEP, then the officers of such entities and the board of managers of EEP shall execute and deliver all such documents and do all things necessary to vest in and confirm to AMC title and possession to all such property, rights, privileges, immunities, powers and franchises, and to otherwise carry out the purposes of this Plan.

           6.Cancellation of Shares. (a) The manner and basis of cancelling the shares of stock of each of the merging corporations shall be as follows:

           (i)On the Effective Date, each share of the authorized 6 1/4 cents par value common stock of AMC, whether or not issued and outstanding, shall continue to be one share of the 6 1/4 cents par value common stock of AMC.

           (ii)On the Effective Date, each of the 1,000 shares of the $1.00 par value common stock of CENI which are issued and outstanding (whether or not such shares are in all respects validly issued) and owned of record by AMC shall be cancelled.

           (iii)On the Effective Date, each of the 1,000 shares of the $1.00 par value common stock of CENI II which are issued and outstanding (whether or not such shares are in all respects validly issued) and owned of record by AMC shall be cancelled.

           7.Articles of Incorporation; Bylaws; Directors; Officers. The Articles of Incorporation and Bylaws of AMC shall not be changed by or as a result of the merger. The directors and officers of AMC prior to the merger shall continue in such offices after the merger.

           8.Further Action. Each of the merging corporations shall take all actions and do all things necessary, proper, or advisable under the laws of the State of Missouri to consummate and make effective the merger contemplated herein.
   IN WITNESS WHEREOF, this Plan and Agreement of Liquidation and
Merger has been signed on behalf of American Multi-Cinema, Inc. by Edward D. Durwood, its President, on behalf of Cinema Enterprises, Inc. by Edward D. Durwood, its President, and on behalf of Cinema Enterprises II, Inc. by Edward
D. Durwood, its President, and the corporate seal of each corporation has been affixed hereto and attested to by the Secretary of each corporation, respectively, on the date first above written.


           AMERICAN MULTI-CINEMA, INC.


           By:/s/ Edward D. Durwood
           Edward D. Durwood, President
(SEAL)

ATTEST:


/s/ Nancy L. Gallagher
Nancy L. Gallagher, Secretary


           CINEMA ENTERPRISES, INC.


           By:/s/ Edward D. Durwood
           Edward D. Durwood, President
(SEAL)

ATTEST:


/s/ Nancy L. Gallagher
Nancy L. Gallagher, Secretary


           CINEMA ENTERPRISES II, INC.


           By:/s/ Edward D. Durwood
           Edward D. Durwood, President
(SEAL)

ATTEST:


/s/ Nancy L. Gallagher
Nancy L. Gallagher, Secretary

AMC ENTERTAINMENT INC.

and

the Existing Guarantors Named Herein

and

THE BANK OF NEW YORK,

as Trustee


FOURTH SUPPLEMENTAL INDENTURE,

Dated as of March 31, 1994

to

INDENTURE

Dated as of August 1, 1992,

As Supplemented by

THE FIRST SUPPLEMENTAL INDENTURE,

Dated as of March 31, 1993

and by

THE SECOND SUPPLEMENTAL INDENTURE,

Dated as of May 28, 1993

and by

THE THIRD SUPPLEMENTAL INDENTURE,

Dated as of May 28, 1993



$100,000,000

12 5/8% Senior Subordinated Notes Due 2002



           FOURTH SUPPLEMENTAL INDENTURE, dated as of March 31, 1994 (the "Fourth Supplemental Indenture"), among AMC ENTERTAINMENT INC., a Delaware corporation (the "Company"), AMERICAN MULTI-CINEMA, INC., a Missouri corporation ("AMC"), AMC REALTY, INC., a Delaware corporation, CONSERVCO, INC., a Missouri corporation, AMC CANTON REALTY, INC., a Delaware corporation, AMC PHILADELPHIA, INC., a Delaware corporation, BUDCO THEATRES, INC., a Pennsylvania corporation, CONCORD CINEMA, INC., a Delaware corporation, and AMC FILM MARKETING, INC., a Missouri corporation (collectively, the "Existing Guarantors" and each an "Existing Guarantor"), and The Bank of New York, a New York banking corporation, as Trustee (the "Trustee"), to the Indenture, dated as of August 1, 1992, as supplemented by the First Supplemental Indenture, dated as of March 31, 1993, the Second Supplemental Indenture dated May 28, 1993, and the Third Supplemental Indenture dated May 28, 1993 (collectively, the "Indenture"), among the Company, as issuer, the Existing Guarantors, Cinema Enterprises, Inc., a Missouri corporation ("CENI"), Cinema Enterprises II, Inc., a Missouri corporation ("CENI II"), Exhibition Enterprises Partnership, a New York general partnership ("EEP") and the Trustee.
           WHEREAS, AMC, the Existing Guarantors, CENI, CENI II and EEP have each heretofore guaranteed (the "Guarantee") the $100,000,000 aggregate principal amount of 12 5/8% Senior Subordinated Notes due 2002 (the "Securities") of the Company, issued pursuant to the Indenture; and
           WHEREAS, there have been issued and are now outstanding under the Indenture Securities in the aggregate principal amount of $100,000,000; and
           WHEREAS, CENI and CENI II, each of which is a wholly-owned subsidiary of AMC and which together comprise all of the partners of EEP, desire to merge into and with AMC, with AMC being the surviving corporation, which merger will result in the termination by operation of law of the existence of each of CENI, CENI II and EEP; and
           WHEREAS, pursuant to Section 5.1(b)(ii), such merger is not permitted unless AMC assumes the obligations of each of CENI, CENI II and EEP under the Indenture and the Guarantee of each such entity; and
           WHEREAS, AMC desires by this Fourth Supplemental Indenture, pursuant to and as contemplated by Section 5.1 and 9.1 of the Indenture, to expressly assume the obligations of CENI, CENI II and EEP under the Indenture and the Guarantee of each such entity; and
           WHEREAS, pursuant to Section 5.1(b)(iv), such merger is not permitted unless each Existing Guarantor reaffirms its obligations under the Indenture; and
           WHEREAS, each of the Existing Guarantors desires by this Fourth Supplemental Indenture, pursuant to and as contemplated by Sections 5.1 and
9.1 of the Indenture, to expressly reaffirm its obligations as a Guarantor under the Indenture and all of the covenants, agreements and undertakings of a Guarantor thereunder, including Article XI thereof; and
           WHEREAS, the execution and delivery of this Fourth Supplemental Indenture has been authorized by a resolution of the Board of Directors of each of the Company and the Existing Guarantors; and
           WHEREAS, upon the execution and delivery hereof, all conditions and requirements necessary to make this Fourth Supplemental Indenture a valid, binding and legal instrument in accordance with its terms shall have been performed and fulfilled;
           NOW, THEREFORE, in consideration of the above premises, each party agrees, for the benefit of the other and for the equal and ratable benefit of the Holders of the Securities, as follows:
ARTICLE I
ASSUMPTION AND REAFFIRMATION OF OBLIGATIONS
           Section 1.1.Assumption of Obligations of CENI, CENI II and EEP. AMC hereby assumes all of the obligations of each of CENI, CENI II and EEP under the Indenture and under the Guarantee of each such entity.
           Section 1.2.Reaffirmation of Existing Guarantors' Obligations. AMC and the Existing Guarantors each hereby confirms the due and punctual performance of its Guarantee and every covenant in the Indenture on the part of AMC and each Existing Guarantor to be performed or observed.
ARTICLE II
MISCELLANEOUS PROVISIONS
           Section 2.1.Terms Defined. For all purposes of this Fourth Supplemental Indenture, except as otherwise defined or unless the context otherwise requires, terms used in capitalized form in this Fourth Supplemental Indenture and defined in the Indenture have the meanings specified in the Indenture.
           Section 2.2.Indenture. Except as supplemented hereby, the Indenture and the Securities (including the Guarantees thereof) are in all respects ratified and confirmed and all the terms shall remain in full force and effect.
           SECTION 2.3. GOVERNING LAW. THIS FOURTH SUPPLEMENTAL INDENTURE SHALL BE DEEMED TO BE A CONTRACT MADE UNDER THE LAWS OF THE STATE OF NEW YORK, AND FOR ALL PURPOSES SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF SAID STATE, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW. EACH OF THE PARTIES HERETO AGREES TO SUBMIT TO THE JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS FOURTH SUPPLEMENTAL INDENTURE.
           Section 2.4.Successors. All agreements of AMC and each of the Existing Guarantors in this Fourth Supplemental Indenture shall bind the successors of each such corporation.
           Section 2.5.Multiple Counterparts. The parties hereto may sign multiple counterparts of this Fourth Supplemental Indenture. Each signed counterpart shall be deemed an original, but all of them together represent the same agreement.
           Section 2.6.Effectiveness. The provisions of this Fourth Supplemental Indenture will take effect immediately upon its execution and delivery by the Trustee in accordance with the provisions of Section 9.6 of the Indenture.
           Section 2.7.Trustee Disclaimer. The Trustee accepts the supplement to the Indenture effected by this Fourth Supplemental Indenture and agrees to execute the trust created by the Indenture as hereby supplemented, but only upon the terms and conditions set forth in the Indenture, including the terms and provisions defining and limiting the liabilities and responsibilities of the Trustee, which terms and provisions shall in like manner define and limit its liabilities and responsibilities in the performance of the trust created by the Indenture hereby supplemented. Without limiting the generality of the foregoing, the Trustee shall not be responsible in any manner whatsoever for or with respect to any of the recitals or statements contained herein, all of which recitals or statements are made solely by AMC and the Existing Guarantors. Except to the extent that they relate to action taken by the Trustee, the Trustee shall not be responsible in any manner whatsoever for or with respect to (i) the validity, efficacy or sufficiency of this Fourth Supplemental Indenture or any of the terms or provisions hereof, (ii) the proper authorization hereof by the Company, AMC and the Existing Guarantors by corporate action or otherwise, (iii) the due execution hereof by the Company, AMC and the Existing Guarantors, or (iv) the consequences (direct or indirect and whether deliberate or inadvertent) of any supplement herein provided for, and the Trustee makes no representation with respect to any such matters.
 SIGNATURES
           IN WITNESS WHEREOF, the parties hereto have caused this Fourth Supplemental Indenture to be duly executed, all as of the date first written above.

ATTEST:    AMC ENTERTAINMENT INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President,
            Chief Financial Officer and Treasurer

ATTEST:    THE BANK OF NEW YORK,
           as Trustee

/s/ Lucille Firrincieli
           By:/s/ Mary Jane Morrissey
           Mary Jane Morrissey
           Assistant Vice President


ATTEST:    AMERICAN MULTI-CINEMA, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
               Peter C. Brown
           Senior Vice President, Chief Financial Officer and Treasurer


ATTEST:    AMC REALTY, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President and Treasurer


ATTEST:    CONSERVCO, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President and Treasurer


ATTEST:    AMC CANTON REALTY, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President and Treasurer

ATTEST:    AMC PHILADELPHIA, INC.

/s/ Nancy L. GallagherBy:
           Peter C. Brown
           Senior Vice President, Chief Financial Officer and Treasurer


ATTEST:    BUDCO THEATRES, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President, Chief Financial Officer and Treasurer


ATTEST:    CONCORD CINEMA, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President, Chief Financial Officer and Treasurer


ATTEST:    AMC FILM MARKETING, INC.


/s/ Nancy L. GallagherBy:
           Peter C. Brown
           Senior Vice President and Treasurer

AMC ENTERTAINMENT INC.

and

the Existing Guarantors Named Herein

and

UNITED STATES TRUST COMPANY OF NEW YORK,

as Trustee


FOURTH SUPPLEMENTAL INDENTURE,

Dated as of March 31, 1994

to

INDENTURE

Dated as of August 1, 1992,

As Supplemented by

THE FIRST SUPPLEMENTAL INDENTURE,

Dated as of March 31, 1993

and by

THE SECOND SUPPLEMENTAL INDENTURE,

Dated as of May 28, 1993

and by

THE THIRD SUPPLEMENTAL INDENTURE,

Dated as of May 28, 1993



$100,000,000

11 7/8% Senior Notes Due 2000



           FOURTH SUPPLEMENTAL INDENTURE, dated as of March 31, 1994 (the "Fourth Supplemental Indenture"), among AMC ENTERTAINMENT INC., a Delaware corporation (the "Company"), AMERICAN MULTI-CINEMA, INC., a Missouri corporation ("AMC"), AMC REALTY, INC., a Delaware corporation, CONSERVCO, INC., a Missouri corporation, AMC CANTON REALTY, INC., a Delaware corporation, AMC PHILADELPHIA, INC., a Delaware corporation, BUDCO THEATRES, INC., a Pennsylvania corporation, CONCORD CINEMA, INC., a Delaware corporation, and AMC FILM MARKETING, INC., a Missouri corporation (collectively, the "Existing Guarantors" and each an "Existing Guarantor"), and United States Trust Company of New York, a New York banking corporation, as Trustee (the "Trustee"), to the Indenture, dated as of August 1, 1992, as supplemented by the First Supplemental Indenture, dated as of March 31, 1993, the Second Supplemental Indenture dated May 28, 1993, and the Third Supplemental Indenture dated May 28, 1993 (collectively, the "Indenture"), among the Company, as issuer, the Existing Guarantors, Cinema Enterprises, Inc., a Missouri corporation ("CENI"), Cinema Enterprises II, Inc., a Missouri corporation ("CENI II"), Exhibition Enterprises Partnership, a New York general partnership ("EEP") and the Trustee.
           WHEREAS, AMC, the Existing Guarantors, CENI, CENI II and EEP have each heretofore guaranteed (the "Guarantee") the $100,000,000 aggregate principal amount of 11 7/8% Senior Notes due 2000 (the "Securities") of the Company, issued pursuant to the Indenture; and
           WHEREAS, there have been issued and are now outstanding under the Indenture Securities in the aggregate principal amount of $100,000,000; and
           WHEREAS, CENI and CENI II, each of which is a wholly-owned subsidiary of AMC and which together comprise all of the partners of EEP, desire to merge into and with AMC, with AMC being the surviving corporation, which merger will result in the termination by operation of law of the existence of each of CENI, CENI II and EEP; and
           WHEREAS, pursuant to Section 5.1(b)(ii), such merger is not permitted unless AMC assumes the obligations of each of CENI, CENI II and EEP under the Indenture and the Guarantee of each such entity; and
           WHEREAS, AMC desires by this Fourth Supplemental Indenture, pursuant to and as contemplated by Section 5.1 and 9.1 of the Indenture, to expressly assume the obligations of CENI, CENI II and EEP under the Indenture and the Guarantee of each such entity; and
           WHEREAS, pursuant to Section 5.1(b)(iv), such merger is not permitted unless each Existing Guarantor reaffirms its obligations under the Indenture; and
           WHEREAS, each of the Existing Guarantors desires by this Fourth Supplemental Indenture, pursuant to and as contemplated by Sections 5.1 and
9.1 of the Indenture, to expressly reaffirm its obligations as a Guarantor under the Indenture and all of the covenants, agreements and undertakings of a Guarantor thereunder, including Article XI thereof; and
           WHEREAS, the execution and delivery of this Fourth Supplemental Indenture has been authorized by a resolution of the Board of Directors of each of the Company and the Existing Guarantors; and
           WHEREAS, upon the execution and delivery hereof, all conditions and requirements necessary to make this Fourth Supplemental Indenture a valid, binding and legal instrument in accordance with its terms shall have been performed and fulfilled;
           NOW, THEREFORE, in consideration of the above premises, each party agrees, for the benefit of the other and for the equal and ratable benefit of the Holders of the Securities, as follows:
ARTICLE I
ASSUMPTION AND REAFFIRMATION OF OBLIGATIONS
           Section 1.1.Assumption of Obligations of CENI, CENI II and EEP. AMC hereby assumes all of the obligations of each of CENI, CENI II and EEP under the Indenture and under the Guarantee of each such entity.
           Section 1.2.Reaffirmation of Existing Guarantors' Obligations. AMC and the Existing Guarantors each hereby confirms the due and punctual performance of its Guarantee and every covenant in the Indenture on the part of AMC and each Existing Guarantor to be performed or observed.
ARTICLE II
MISCELLANEOUS PROVISIONS
           Section 2.1.Terms Defined. For all purposes of this Fourth Supplemental Indenture, except as otherwise defined or unless the context otherwise requires, terms used in capitalized form in this Fourth Supplemental Indenture and defined in the Indenture have the meanings specified in the Indenture.
           Section 2.2.Indenture. Except as supplemented hereby, the Indenture and the Securities (including the Guarantees thereof) are in all respects ratified and confirmed and all the terms shall remain in full force and effect.
           SECTION 2.3. GOVERNING LAW. THIS FOURTH SUPPLEMENTAL INDENTURE SHALL BE DEEMED TO BE A CONTRACT MADE UNDER THE LAWS OF THE STATE OF NEW YORK, AND FOR ALL PURPOSES SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF SAID STATE, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW. EACH OF THE PARTIES HERETO AGREES TO SUBMIT TO THE JURISDICTION OF THE COURTS OF THE STATE OF NEW YORK IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS FOURTH SUPPLEMENTAL INDENTURE.
           Section 2.4.Successors. All agreements of AMC and each of the Existing Guarantors in this Fourth Supplemental Indenture shall bind the successors of each such corporation.
           Section 2.5.Multiple Counterparts. The parties hereto may sign multiple counterparts of this Fourth Supplemental Indenture. Each signed counterpart shall be deemed an original, but all of them together represent the same agreement.
           Section 2.6.Effectiveness. The provisions of this Fourth Supplemental Indenture will take effect immediately upon its execution and delivery by the Trustee in accordance with the provisions of Section 9.6 of the Indenture.
           Section 2.7.Trustee Disclaimer. The Trustee accepts the supplement to the Indenture effected by this Fourth Supplemental Indenture and agrees to execute the trust created by the Indenture as hereby supplemented, but only upon the terms and conditions set forth in the Indenture, including the terms and provisions defining and limiting the liabilities and responsibilities of the Trustee, which terms and provisions shall in like manner define and limit its liabilities and responsibilities in the performance of the trust created by the Indenture hereby supplemented. Without limiting the generality of the foregoing, the Trustee shall not be responsible in any manner whatsoever for or with respect to any of the recitals or statements contained herein, all of which recitals or statements are made solely by AMC and the Existing Guarantors. Except to the extent that they relate to action taken by the Trustee, the Trustee shall not be responsible in any manner whatsoever for or with respect to (i) the validity, efficacy or sufficiency of this Fourth Supplemental Indenture or any of the terms or provisions hereof, (ii) the proper authorization hereof by the Company, AMC and the Existing Guarantors by corporate action or otherwise, (iii) the due execution hereof by the Company, AMC and the Existing Guarantors, or (iv) the consequences (direct or indirect and whether deliberate or inadvertent) of any supplement herein provided for, and the Trustee makes no representation with respect to any such matters.

                                 SIGNATURES
           IN WITNESS WHEREOF, the parties hereto have caused this Fourth Supplemental Indenture to be duly executed, all as of the date first written above.

ATTEST:    AMC ENTERTAINMENT INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President,
            Chief Financial Officer and Treasurer

ATTEST: UNITED STATES TRUST COMPANY OF NEW YORK, as Trustee

/s/ Christopher J. Grell
           By:/s/ James E. Logan
           James E. Logan
           Vice President


ATTEST:    AMERICAN MULTI-CINEMA, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President,
            Chief Financial Officer and Treasurer


ATTEST:    AMC REALTY, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President and Treasurer

ATTEST:    CONSERVCO, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President and Treasurer


ATTEST:    AMC CANTON REALTY, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President and Treasurer

ATTEST:    AMC PHILADELPHIA, INC.


/s/ Nancy L. GallagherBy:
           Peter C. Brown
           Senior Vice President, Chief Financial Officer and Treasurer


ATTEST:    BUDCO THEATRES, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President,
            Chief Financial Officer and Treasurer


ATTEST:    CONCORD CINEMA, INC.


/s/ Nancy L. GallagherBy:/s/ Peter C. Brown
           Peter C. Brown
           Senior Vice President,
            Chief Financial Officer and Treasurer

ATTEST:    AMC FILM MARKETING, INC.


/s/ Nancy L. GallagherBy:
           Peter C. Brown
           Senior Vice President and Treasurer