Form 10-Q
period 1994-06-30
AMC ENTERTAINMENT INC
filed 1994-08-09
CIK 722077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (mark one)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 1994

                                        or

  [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934

              For the transition period from __________ to __________

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

                                   (816)221-4000
               (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    x    No ________

  Title of Each Class of Common Stock           Outstanding at June 30, 1994

  Common Stock, 66 2/3 cents par value                     5,295,130

  Class B Stock, 66 2/3 cents par value                   11,157,000
                      AMC ENTERTAINMENT INC. AND SUBSIDIARIES
               PERIODS (13 WEEKS) ENDED JUNE 30, 1994, JULY 1, 1993
                     AND YEAR (52 WEEKS) ENDED MARCH 31, 1994

                                       INDEX
                                                                    Page Number

  PART I.       FINANCIAL INFORMATION

    ITEM 1.     CONSOLIDATED STATEMENTS OF OPERATIONS                    3
                CONSOLIDATED BALANCE SHEETS                              4




                CONSOLIDATED STATEMENTS OF CASH FLOWS                    5
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY          7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               8


    ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION           12

  PART II.      OTHER INFORMATION
    ITEM 1.     LEGAL PROCEEDINGS                                        15

                SIGNATURES                                               17
  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                EXHIBIT 4(a) - FIRST AMENDED AND RESTATED LOAN
                AGREEMENT DATED JUNE 14, 1994 AMONG
                AMERICAN MULTI-CINEMA, INC., AS THE BORROWER
                AND AMC ENTERTAINMENT INC., AS THE GUARANTOR,
                AND THE BANK OF NOVA SCOTIA AND BANK OF AMERICA
                NATIONAL TRUST AND SAVINGS ASSOCIATION                   18

                EXHIBIT 4(b) - SIGNIFICANT SUBSIDIARY GUARANTY
                FROM THE UNDERSIGNED SUBSIDIARIES OF
                AMERICAN MULTI-CINEMA, INC., TO THE BANK OF NOVA
                SCOTIA, BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION AND VARIOUS OTHER COMMERCIAL BANKING
                INSTITUTIONS, AS THE BANKS, THE BANK OF NOVA SCOTIA,
                AS AGENT AND BANK OF AMERICAN NATIONAL TRUST AND
                SAVINGS ASSOCIATION AS CO-ARRANGER                       81

                EXHIBIT 11 - STATEMENT REGARDING COMPUTATION
                 OF PER SHARE EARNINGS                                   90

                NO REPORTS ON FORM 8-K WERE FILED OR REQUIRED
                TO BE FILED FOR THE THIRTEEN WEEKS ENDED
                JUNE 30, 1994








                                         2

                      AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                                                      (Unaudited)
                                                        Thirteen      Fifty-two
                                                      Weeks Ended    Weeks Ended
                                                   6/30/94   7/1/93    3/31/94

  Revenues
   Admissions                                     $ 84,880  $ 93,726  $389,454
   Concessions                                      38,929    42,085   176,274
   Other                                             4,672     4,808    21,725

       Total revenues                              128,481   140,619   587,453



  Expenses
   Film rentals                                     40,284    48,182   197,461
   Concession merchandise                            6,518     6,640    26,349
   Other                                            54,633    55,320   225,367

       Total cost of operations                    101,435   110,142   449,177

   Depreciation and amortization                     8,360     9,824    38,048
   General and administrative expenses               9,620     8,315    39,492

       Total expenses                              119,415   128,281   526,717

       Operating income                              9,066    12,338    60,736

  Other expense (income)
   Interest expense
    Corporate borrowings                             6,165     6,748    25,699
    Capitalized leases                               2,795     2,738    10,676
   Investment income                                (2,563)     (596)   (1,156)
   Minority interest                                      -   (1,599)   (1,599)
   Loss (gain) on disposition of assets                 (2)       57      (296)

  Earnings before income taxes                       2,671     4,990    27,412
  Income tax provision                               1,100     1,900    12,100

  Net earnings                                       1,571     3,090    15,312

  Preferred dividends                                1,750         -       538

  Net earnings (loss) for common shares           $   (179) $  3,090  $ 14,774

  Earnings (loss) per share                        $   (.01)$    .19  $    .89

  Weighted average number of shares outstanding     16,442    16,289    16,521


                    See Notes to Consolidated Financial Statements

                        AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)
                                        ASSETS
                                                         (Unaudited)
                                                   6/30/94    7/1/93   3/31/94
  Current assets:
   Cash and equivalents                            $ 20,595  $ 30,387  $ 32,319
   Investments                                      133,099     2,094   119,150
   Receivables, net of allowance for doubtful
    accounts of $1,060 at June 30, 1994, $1,270
    at March 31, 1994 and $598 at July 1, 1993        9,305     7,002     9,197
   Other current assets                              11,815     9,047    11,575
       Total current assets                         174,814    48,530   172,241

  Property, net                                     253,081   274,527   252,861
  Intangible assets, net                             48,851    41,941    49,403
  Other long-term assets                             24,335    26,711    26,771
       Total assets                                $501,081  $391,709  $501,276

                         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                $ 28,646  $ 27,838  $ 28,706
   Accrued expenses and other liabilities            46,995    43,932    48,053
   Estimated IRS settlement                           3,146     3,146     3,146
   Current maturities of borrowings and
    capital lease obligations                         2,271    13,001     2,168
       Total current liabilities                     81,058    87,917    82,073

  Corporate borrowings                              200,132   200,149   200,115
  Capital lease obligations                          66,631    64,110    65,905
  Other long-term liabilities                        23,135    18,272    22,779
       Total liabilities                            370,956   370,448   370,872

  Commitments and contingencies
  Stockholders' equity
   Cumulative Convertible Preferred stock;
    4,000,000 shares issued and outstanding;
    (aggregate liquidation preference
    of $100,000,000)                                  2,667         -     2,667
   Common stock; 5,295,130 shares issued and
    outstanding at June 30, 1994, 5,266,830
    shares at March 31, 1994 and 4,539,380 shares
    at July 1, 1993                                   3,530     3,026     3,511
   Class B stock; 11,157,000 shares issued and
    outstanding at June 30, 1994 and March 31, 1994
    and 11,730,000 shares at July 1, 1993             7,438     7,820     7,438
   Additional paid-in capital                       107,065    12,800   106,951
   Retained earnings (accumulated deficit)            9,425    (2,385)    9,837

        Total stockholders' equity                  130,125    21,261   130,404
    Total liabilities and stockholders' equity     $501,081  $391,709  $501,276

                    See Notes to Consolidated Financial Statements

                        AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                                      (Unaudited)
                                                        Thirteen       Fifty-two
                                                      Weeks Ended     Weeks Ended
  INCREASE (DECREASE) IN CASH AND EQUIVALENTS      6/30/94   7/1/93     3/31/94
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                   $  1,571 $  3,090  $ 15,312
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation and amortization - property        7,280    6,686    29,074
                                    - other assets    1,080    1,209     7,075
      Loss (gain) on sale of long-term assets            (2)      57      (296)
      Change in assets and liabilities net of
       effects from acquisitions:
         Receivables                                   (108)    (648)   (2,843)
         Other current assets                          (240)   1,046    (1,925)
         Accounts payable                               (60)   4,414     5,187
         Accrued expenses and other liabilities        (702)   4,376    13,542
         Estimated IRS settlement                         -    (1,650)   (1,650)
    Other, net                                         (744)   1,651       204
       Total adjustments                              6,504   17,141    48,368

    Net cash provided by operating activities         8,075   20,231    63,680
   CASH FLOWS FROM INVESTING ACTIVITIES:



    Property acquisitions                            (6,685)  (1,489)  (10,651)
    Investments in short term instruments, net      (13,949)  24,015   (93,041)
    Proceeds from sale of other investments           9,699        -         -
    Purchase of partnership interest,
     net of cash acquired                                 -    (8,486)   (8,486)
    Proceeds from disposition of property                30        -     1,270
    Other, net                                       (6,500)     244      (597)
    Net cash provided by (used in) investing
     activities                                     (17,405)  14,284  (111,505)
   CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line of credit agreements            -   30,000    30,000
    Repayments under line of credit agreements            -   (20,000)  (30,000)
    Principal payments under capital leases            (535)    (361)   (1,700)
    Repayment of acquired subsidiary indebtedness         -   (37,000)  (37,000)
    Other repayments                                     (9)    (764)   (1,720)
    Proceeds from issuance of common stock              133        -     1,321
    Proceeds from issuance of preferred stock             -        -    95,600
    Dividends paid on preferred stock                (1,983)       -         -
    Deferred financing costs                              -        -      (354)
    Net cash provided by (used) in financing
     activities                                      (2,394) (28,125)   56,147

  NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS   (11,724)   6,390     8,322
  CASH AND EQUIVALENTS AT BEGINNING OF PERIOD        32,319   23,997    23,997

  CASH AND EQUIVALENTS AT END OF PERIOD            $ 20,595 $ 30,387  $ 32,319


                       AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, except narratives)
  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                      (Unaudited)
                                                       Thirteen       Fifty-two
                                                       Weeks Ended   Weeks Ended
                                                   6/30/94   7/1/93    3/31/94


  Capital lease obligations incurred in
   connection with property acquired               $ 1,363   $    -    $ 5,219


     On  May  28,  1993, a wholly-owned subsidiary of American Multi-Cinema, Inc.
  ( " A MC"),  acquired  a  fifty  percent  partnership  interest  in  Exhibition
  Enterprises Partnership ("EEP") from TPI Entertainment, Inc.  Together with the partnership  interest already owned, EEP became wholly-owned by subsidiaries of
  AMC.    Cash  and  equivalents  held by EEP at May 28, 1993 totaled $9,014,000.
  Liabilities assumed from the May 28, 1993 transaction follows:

          Fair value of assets acquired
           (including cash and equivalents)                 $ 70,170
          Cash paid                                          (17,500)

          Liabilities assumed                               $ 52,670


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:




                                                    (Unaudited)
                                                     Thirteen       Fifty-two
                                                    Weeks Ended    Weeks Ended
                                                  6/30/94   7/1/93   3/31/94

  Cash paid during the period for:

   Interest (net of amounts capitalized)          $  2,825 $  3,511  $35,742
   Income taxes                                      2,896    1,161   13,659
   Income taxes resulting from IRS settlement            -    1,650    1,650

  Cash received during the period for:

   Interest and dividend income                        965      634    1,973
   Income tax refunds                                    -      106      417





                   See Notes to Consolidated Financial Statements












































                                      AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (in thousands, except share amounts)
                                                    (Unaudited)
                                                                              Additional Retained    Total
                            Preferred Stock    Common Stock    Class B Stock    Paid-in   Earnings Stockholders'
                            Shares   Amount   Shares  Amount  Shares    Amount  Capital   (Deficit)  Equity
   Balance, April 1, 1993        -  $    -  4,539,380 $3,026 11,730,000  $7,820  $12,800    $(5,475)  $ 18,171
    Net earnings for the
     thirteen weeks ended
     July 1, 1993                -       -          -      -          -       -        -      3,090      3,090

   Balance, July 1, 1993         -       -  4,539,380  3,026 11,730,000   7,820   12,800    (2,385)   21,261
    Net earnings for the
    thirty-nine weeks ended
    March 31, 1994               -       -          -      -          -       -        -     12,222    12,222

    Net proceeds from sale
     of Common Stock             -       -    154,450    103          -       -    1,218          -     1,321

    Net proceeds from sale
     of Preferred Stock  4,000,000   2,667          -      -          -       -   92,933          -    95,600
     Conversion of
     Class B Stock               -       -    573,000    382  (573,000)   (382)        -          -         -

   Balance,
    March 31, 1994       4,000,000   2,667  5,266,830  3,511 11,157,000   7,438  106,951      9,837   130,404

    Net earnings for the
     thirteen weeks
     ended June 30, 1994         -       -          -      -          -       -        -      1,571     1,571

    Net proceeds from sale
     of Common Stock             -       -     28,300     19          -       -      114          -       133
    Dividends declared:
     $1.75 Preferred
     Stock                       -       -          -      -          -       -        -    (1,983)    (1,983)

   Balance,
    June 30, 1994        4,000,000 $2,667  5,295,130 $3,530 11,157,000  $7,438 $107,065    $ 9,425  $130,125
                                                 See Notes to Consolidated Financial Statements








































                    AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)

  NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

      AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres.

      In the opinion of management, the accompanying consolidated financial data contains all adjustments (which comprise only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1994 and July 1, 1993 and the results of operations and cash flows.

      The interim consolidated financial data is submitted in response to the requirements of Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's 1994 annual report.

      Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 30, 1994 are not necessarily indicative of the results to be expected for the entire year.

  Fiscal Year
      The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March (March 30, 1995 for the current year, which includes fifty-two weeks and March 31, 1994 for the prior year, which included fifty-two weeks).

  Earnings (Loss) Per Share
      Primary  earnings  (loss) per share is computed based upon net earnings
  (loss) for the period less preferred stock dividends divided by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive.

  Presentation
      Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation. Such amounts were not material.
























  NOTE 2 - ACQUISITION OF EXHIBITION ENTERPRISES PARTNERSHIP

      On May 28, 1993, the Company completed the acquisition of the remaining partnership interest in Exhibition Enterprises Partnership ("EEP") for $17,500,000 in cash. At the time of the acquisition EEP owned 60 theatres containing 452 screens which were managed by the Company. The acquisition also required the repayment of $37,000,000 in EEP bank indebtedness, which was funded by borrowings under a revolving line of credit of $30,000,000 together with cash on hand. The acquisition was accounted for under the purchase method of accounting and EEP was consolidated, for financial reporting purposes, as a wholly-owned subsidiary.

      For fiscal 1994, the Company accounted for its investment in EEP on a consolidated basis by including EEP's revenues and expenses in the Consolidated Statement of Operations beginning April 2, 1993. One-half of EEP's net loss for the period April 2, 1993 through May 27, 1993 ($1,599,000) has been recorded as minority interest in the Consolidated Statement of Operations.


  NOTE 3 - BORROWINGS

  Loan Agreement
      Effective August 10, 1992, AMC entered into a three year loan agreement with two banks to provide a revolving line of credit of up to $40,000,000 for working capital and other general corporate purposes, which loan agreement was amended and restated as of June 14, 1994 (the "Credit Facility"). The Company has the option to borrow at rates based on either the bank's base rate or LIBOR and is required to pay an annual commitment fee based on margin ratios that could result in a rate between 1/4 and 1/2 of 1% on the unused amount of the commitment. At June 30, 1994, AMC had no borrowings on the Credit Facility and could borrow up to $40,000,000 as provided in the loan agreement.

      The Credit Facility includes several financial covenants. The Company is required to maintain a maximum net debt to consolidated EBITDA ratio of
  4.50 to 1 and a minimum fixed charge coverage ratio of 1.40 to 1. In addition, the Credit Facility among other things (i) generally limits the Company's capital expenditures to $100,000,000 per year, reduced by the amount of investments made during such year in any entity which is not a guarantor of the Credit Facility, and (ii) generally limits investments in entities which are not guarantors of the Credit Facility, or which do not become wholly-owned subsidiaries of AMC as a result of the investment, to $100,000,000 in the aggregate, plus the greater of 25% of free cash flow or 50% of consolidated net income (minus 100% of consolidated net income if negative), as defined in the Credit Facility. As of June 30, 1994, the Company has satisfied all financial covenants relating to the Credit Facility.


















      The Credit Facility permits the Company to pay dividends as long as the amount of dividends and other restricted payments in any four consecutive fiscal quarters (a "Relevant Period") is less than the amount by which consolidated EBITDA exceeds the product of 1.4 times fixed charges for the four consecutive fiscal quarters ended immediately before the Relevant Period, as defined in the Credit Facility. At June 30, 1994, after deducting preferred dividends declared, the Company could pay a cash dividend of approximately $43,800,000.


  NOTE 4 - PROPERTY

      A summary of property follows (in thousands):

                                                 (Unaudited)
                                             6/30/94      7/1/93    3/31/94
  Property owned:
    Land                                    $ 21,912    $ 20,239   $ 20,239
    Buildings and improvements                86,326      86,330     86,177
    Furniture, fixtures and equipment        159,712     166,806    160,944
    Leasehold improvements                   118,031     115,623    116,496

                                             385,981     388,998    383,856

    Less - accumulated depreciation
     and amortization                        176,544     158,290    174,229

                                             209,437     230,708    209,627
  Property leased under capitalized leases:
    Buildings                                 69,509      66,251     68,162
    Less - accumulated amortization           25,865      22,432     24,928

                                              43,644      43,819     43,234

  Net property                              $253,081    $274,527   $252,861


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

      Settlements have been reached with respect to all issues in each of the tax court cases. The settlements have been approved by the Congressional Joint Committee on Taxation as required by law. On July 26, 1994, the Tax Court entered its decisions in each of these cases. Through June 30, 1994, the Company has recorded provisions totaling approximately $23 million, representing the estimated federal and state income taxes and interest resulting from the IRS litigation. Through June 30, 1994, the Company has made payments totaling approximately $18 million to federal and state tax authorities associated with the tax court settlements. Management believes that adequate amounts have been reserved with respect to these income tax matters.


  NOTE 6 -INCOME TAX

      The Company records deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" using enacted tax laws and rates for the years in which the taxes are expected to be paid.

      The Company has recorded a valuation allowance against deferred tax assets based on the lack of sufficient evidence required under SFAS 109 to support the realizability of the deferred assets. At June 30, 1994, the valuation allowance amounted to approximately $22,773,000. Based on increasing positive evidence supporting the potential realizability of the deferred tax assets, it is possible that this valuation allowance may be decreased in future periods. A reduction in the valuation allowance will increase net income in the period of adjustment.

























  NOTE 7 - COMMITMENTS

      The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed. Of the total number of anticipated openings, leases for nine new theatres with 149 screens and leases for the expansion of 29 screens at five existing locations have been finalized. The scheduled completion of construction and theatre openings are at various dates through the third quarter of fiscal 1997. The estimated minimum rental payments that may be required under the terms of the leases total approximately $205,000,000.


  NOTE 8 - SALE OF INVESTMENT

      During the first quarter of fiscal 1995, the Company sold 1,475,144 shares of TPI Enterprises, Inc. common stock for $9,614,000 resulting in a gain of approximately $932,000 which is included in investment income.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION

  General
      The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional revenues are derived from other sources such as on-screen advertising and license fees from electronic video games in theatre lobbies. The Company's principal costs of operations are film rentals, concession merchandise and other expenses such as advertising, payroll, occupancy costs and insurance. Set forth below is a summary of operating revenues for the thirteen week periods ended June 30, 1994 and July 1, 1993.

                                           Thirteen            Thirteen
                                         Weeks Ended         Weeks Ended
                                              % of Total           % of Total
                                     6/30/94   Revenues   7/1/93    Revenues
                                               (Dollars in thousands)
  Revenues
   Admissions                        $ 84,880     66%     $ 93,726      67%
   Concessions                         38,929     30        42,085      30
   Other                                4,672      4         4,808       3

       Total                         $128,481    100%     $140,619     100%

  Cost of Operations
   Film rental                       $ 40,284     31%     $ 48,182      34%
   Concession merchandise               6,518      5         6,640       5
   Other                               54,633     43        55,320      39

       Total                         $101,435     79%     $110,142      78%
















  Operating Results
      Total revenues for the thirteen weeks ended June 30, 1994 decreased $12,138,000, or 8.6%. The decrease in total revenues was partially the result of a decrease in attendance of 6.3 % which lowered admission and concession revenues by $5,880,000 and $2,640,000, respectively. The decrease in admission revenue was also affected by a decrease in the average ticket price of 3.5% from the previous year, which lowered revenues by $2,966,000. The concession revenue decrease was also due in part to a 1.2% decrease in concession revenue per patron resulting in lower revenues of $516,000. The Company believes that the drop in concession revenue per patron was primarily due to the recent announcement regarding the health effects of oil utilized for popping popcorn which had a major effect on the sale of such items in the early weeks of the current quarter. The Company has changed the type of oil it uses and believes the sales will strengthen to previous levels.

      Cost of operations decreased $8,707,000, or 7.9%, from $110,142,000 in the prior period to $101,435,000 currently. Film rental expense decreased $7,898,000, or 16.4%, of which $4,547,000 was due to lower attendance and $3,351,000 due to a decrease in the percentage of revenues paid to distributors. Concession merchandise cost decreased $122,000, or 1.8%, from $6,640,000 in the prior period to $6,518,000 for the thirteen weeks ended June 30, 1994. This decrease was the result of lower attendance which decreased expense by $498,000, which was partially offset by a .9% increase in the percentage of revenues paid to suppliers which increased expense $376,000. Other costs of operations decreased $687,000, or 1.2%, from $55,320,000 in the prior period to $54,633,000 for the thirteen weeks ended June 30, 1994.

      Operating income decreased during the thirteen weeks ended June 30, 1994 by $3,272,000, or 26.5%, to $9,066,000 from $12,338,000 in the prior period.

      General and administrative expense increased $1,305,000, or 15.7% to $9,620,000 in the current period from $8,315,000 for the thirteen weeks ended July 1, 1993. The increase was primarily the result of additional payroll, advertising and pension costs.

      Interest expense decreased $526,000, or 5.5%, to $8,960,000 during the thirteen weeks ended June 30, 1994. The decrease consisted of a $583,000 decrease in interest expense related to corporate borrowings partially
  o f f set by $57,000 of additional interest expense associated with capitalized leases. For the first quarter of fiscal 1994, the Company incurred $472,000 of interest expense from borrowings on its $40,000,000 Credit Facility (the "Credit Facility") with its primary banks which was used to retire Exhibition Enterprises Partnership ("EEP") indebtedness. During the current period the Credit Facility has not been utilized.

      Investment income increased $1,967,000 from $596,000 for the thirteen weeks ended July 1, 1993 to $2,563,000 currently. This increase is the result of additional interest income of $997,000 and an increase in other investment income of $970,000. The increase in interest income is due to additional cash and short-term investments as a result of the March 3, 1994 sale of preferred stock. The increase in investment income is due primarily from the sale of TPI Enterprises, Inc. stock.











      Income from minority interest in the amount of $1,599,000 was recorded in the first quarter of fiscal 1994 relating to TPI Entertainment, Inc.'s ("TPIE") share of of the EEP operating loss from April 2, 1993 through May 27, 1993, prior to the Company's acquisition of TPIE's partnership interest in EEP.

      For the thirteen weeks ended June 30, 1994 the Company recorded earnings prior to taxes of $2,671,000, a decrease of $2,319,000 compared to earnings of $4,990,000 in the comparable period of the prior year. After taxes, net earnings were $1,571,000 in the current period compared to $3,090,000 for the thirteen weeks ended July 1, 1993. The net loss for common shares was $179,000 or $.01 per share compared to earnings of $3,090,000 or $.19 per share in the prior period which was not effected by preferred dividends.

  Liquidity, Capital Structure and Resources
         On March 3, 1994, the Company sold in a public offering 4,000,000 shares of $1.75 Cumulative Convertible Preferred Stock at a purchase price of $25 per share. The net proceeds to the Company from the sale of the Convertible Preferred were approximately $95.6 million. The Company intends to use such proceeds (i) to improve its domestic theatre circuit through the construction of new theatres, the addition of screens at, or remodeling of, existing theatres and the acquisition of existing theatres from other circuits, (ii) to finance the construction or acquisition of theatres in foreign markets (iii) to repurchase and retire a portion of its debt securities pursuant to open market or privately negotiated purchases or otherwise and (iv) for general corporate purposes. Such new theatres and screens may be acquired pursuant to lease agreements or through acquisition of fee ownership and may be constructed by the Company on a stand alone basis or through partnerships or other arrangements with third parties. The Company's intention to acquire its debt securities will depend  on  many  factors,  including  factors  beyond  its control such as prevailing market prices for the debt securities, and may be subject to limitations in the Indentures, the Credit Facility and other debt instruments to which it is a party. The Company has made no determination as to the amount of proceeds that will be allocated to any of the foregoing purposes. Pending their use for the purposes set forth above, the Company has invested the net proceeds in interest-bearing instruments and other short-term securities.

         The Company's revenues are collected in cash, principally through box office admissions and theatre concession sales. Cash flow from operating activities, as reflected in the Consolidated Statement of Cash Flows, was $8,075,000 and $20,231,000 for the first quarter of fiscal 1995 and 1994, respectively. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. This "float" exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admission revenues and the Company is only occasionally required to make advance payments or non-refundable guarantees of film rentals.














         In addition to cash and cash equivalents and short-term investments of $153,694,000 at June 30, 1994, the Company had available to it at such date the total commitment amount under its $40,000,000 Credit Facility. In connection with the acquisition of EEP on May 28, 1993, the Company borrowed $30,000,000 under the Credit Facility, which amount was repaid from cash flow from operations by July 28, 1993. Except for this borrowing, the Company has not utilized the Credit Facility and does not anticipate that it will need to do so.

         The Company estimates that total capital expenditures will be approximately $50,000,000 in fiscal 1995 (excluding property under capital lease obligations). Such expenditures include normal maintenance capital expenditures of approximately 1.5% of revenues and capital expenditures for expansion of the theatre circuit. Total property acquisitions, including those for refurbishment of existing theatres, excluding capital lease obligations, were $6,685,000 for the thirteen weeks ended June 30, 1994.

         The Company recently announced to the public that it plans to convert substantially all of its auditoriums to digital sound. The Company intends to sign a contract with the Sony Corporation to provide the equipment for this conversion which may cost as much as 50 million dollars over the next three years.

         During the first quarter of fiscal 1995, the Company opened two new theatres with 21 screens and ceased operating one theatre with six screens. The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed. Of the total number of anticipated openings, leases for nine new theatres with 149 screens and leases for the expansion of 29 screens at five existing locations have been finalized. The scheduled completion of construction and theatre openings are at various dates through the third quarter of fiscal 1997. The estimated minimum rental payments that may be required under the terms of the leases total approximately $205,000,000.

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

         The Indentures and the Credit Facility contain covenants that, among other things, restrict the type and amount of debt that the Company may incur and impose limitations on the creation of liens, a change of control, transactions with affiliates, mergers, investments, dividends and capital expenditures. The Company does not anticipate that these covenants will materially impede the operation of the Company.













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

         James M. Bird, Derivatively on Behalf of Nominal Defendant AMC Entertainment Inc. v. Stanley H. Durwood, et al., Chancery Court for New Castle County, Delaware (Civil Action No. 12939). On April 16, 1993, plaintiff filed a derivative action on behalf of AMCE against four of its directors, Messrs. Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr., and one of its former directors, Mr. Phillip E. Cohen (the "Bird litigation"). AMCE was named as a nominal defendant. The lawsuit alleges many of the same claims that are alleged in the Wallace litigation, as well as claims involving certain transactions with National Cinema Supply Corporation and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc. The lawsuit seeks unspecified money damages and equitable relief and costs, including reasonable attorney's fees.

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


                                                   AMC ENTERTAINMENT INC.




  Date:   August 5, 1994                        /s/ Peter C. Brown
                                                Peter C. Brown
                                                Executive Vice President,
                                                Chief Financial Officer
                                                and Treasurer




  Date:  August 5, 1994                         /s/ Richard L. Obert
                                                Richard L. Obert
                                                Vice President and
                                                Chief Accounting Officer











































ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
EXHIBIT 4(a)
                               U.S. $40,000,000

                         FIRST AMENDED AND RESTATED
                               LOAN AGREEMENT,

                         dated as of August 10, 1992

                 and amended and restated as of June 14, 1994

                                    among

                         AMERICAN MULTI-CINEMA, INC.

                               as the Borrower

                                     and

                            AMC ENTERTAINMENT INC.

                               as the Guarantor

                                     and

                           THE BANK OF NOVA SCOTIA

                                     and

                        BANK OF AMERICA NATIONAL TRUST
                           AND SAVINGS ASSOCIATION

                                 as the Banks

                                     and

                           THE BANK OF NOVA SCOTIA,

                                 as the Agent

                                     and

                        BANK OF AMERICA NATIONAL TRUST
                           AND SAVINGS ASSOCIATION

                              as the Co-Arranger























                              TABLE OF CONTENTS

                                                                 PAGE


                                  ARTICLE I
                                 DEFINITIONS                          2
1.1  Defined Terms                                                    2
1.2  Use of Defined Terms                                            23
1.3  Accounting and Financial Determinations                         24

                                              ARTICLE II
                                 COMMITMENTS                         24
2.1  Commitments                                                     24
2.2  Total Commitment Amount   24
2.3  Fees                                                            25
2.4  Termination                                                     25

                                 ARTICLE III
                               LOANS AND NOTES                       25
3.1  Borrowing Procedure                                             25
3.2  Notes                     26
3.3  Principal Payments and Prepayments                              26
3.4  Interest                                                        27
3.5  Post-Maturity Rates                                             27
3.6  Payment Dates                                                   28
3.7  Payments, Computations, etc.                                    28
3.8  Proration of Payments                                           29
3.9  Setoff                     29
3.10  Taxes                     30

                                  ARTICLE IV
                         BNS BASE RATE AND FIXED RATE
                            OPTIONS FOR THE LOANS                    30
4.1  Elections                                                       30
4.2  Fixed Rate Lending Unlawful                                     32
4.3  Deposits Unavailable                                            33
4.4  Capital Adequacy; Increased Costs, etc.                         34
4.5  Funding Losses                                                  35

                                  ARTICLE V
                             CONDITIONS PRECEDENT                    35
5.1  Conditions Precedent to First Borrowing
             After the First Restatement Date                        35
5.1.1  Resolutions, etc.                                             36
5.1.2  Delivery of Notes                                             36
5.1.3  Opinion of Counsel                                            36
5.1.4  Closing Fees, Expenses, etc.                                  37
5.1.5  Significant Subsidiary Guaranty                               37
5.1.6  Satisfactory Legal Form                                       37
5.1.7  Compliance with Warranties, non-Default, etc.                 37
5.1.8       AMCE Acknowledgement                                     37
5.2  All Loans                                                       37
5.2.1  Compliance with Warranties, non-Default, etc.                 38
5.2.2  Absence of Litigation, etc.                                   38
5.2.3  Loan Request                                                  38

                                  ARTICLE VI
                               WARRANTIES, ETC.                      38
6.1  Organization, Power, Authority, etc.                            38



6.2  Due Authorization                                               39
6.3  Validity, etc.                                                  39
6.4  Financial Information                                           39
6.5  Absence of Certain Default                                      40
6.6  Litigation, etc.                                                40
6.7  Regulation U                                                    40
6.8  Government Regulation                                           40
6.9  Certain Contractual Obligations or Organic Documents            40
6.10  Taxes                                                          40
6.11  Employee Benefit Plans                                         41
6.12  Labor Controversies                                            41
6.13  Subsidiaries and Significant Subsidiaries                      41
6.14  Patents, Trademarks, etc.                                      41
6.15  Ownership of Properties; Liens                                 42
6.16  Accuracy of Information                                        42
6.17  Senior Subordinated Notes                                      42
6.18  Solvency                                                       42

                                 ARTICLE VII
                                  COVENANTS                          43
7.1  Certain Affirmative Covenants                                   43
7.1.1  Financial Information, etc.                                   43
7.1.2  Maintenance of Existences, etc.                               45
7.1.3  Foreign Qualification                                         45
7.1.4  Payment of Taxes, etc.                                        45
7.1.5  Insurance.                                                    45
7.1.6  Notice of Default, Litigation, etc.                           46
7.1.7  Performance of Loan Documents.                                46
7.1.8  Books and Records.                                            47
7.1.9  Significant Subsidiary Guaranty.                              47
7.2  Certain Negative Covenants.                                     47
7.2.1  Indebtedness for Borrowed Money.                              47
7.2.2  Liens.                                                        48
7.2.3  Financial Condition.                                          50
7.2.4  Capital Expenditures.                                         50
7.2.5  Take or Pay Contracts                                         50
7.2.6  Consolidation, Merger, etc.                                   50
7.2.7  Modification, etc. of Subordinated Debt.                      51
7.2.8  Transactions with Affiliates.                                 51
7.2.9  Sale or Discount of Receivables                               51
7.2.10  Restricted Payments.                                         51
7.2.11  Inconsistent Agreements                                      52
7.2.12  Investments                                                  52
7.2.13  Guaranties                                                   54
7.2.14  Capital Stock                                                55
7.2.15  Business Activities                                          55
7.2.16  Asset Sales                                                  56
7.2.17  Limitation on Issuances of Guarantees of
        Indebtedness                                                 56

                                 ARTICLE VIII
                              EVENTS OF DEFAULT                      57
8.1  Events of Default                                               57
8.1.1  Non-Payment of Liabilities                                    57
8.1.2  Non-Performance of Certain Covenants                          57
8.1.3  Certain Defaults on Other Indebtedness or Leases              57
8.1.4  Bankruptcy, Insolvency, etc.                                  58
8.1.5  Change in Control                                             58
8.1.6  Non-Performance of Other Obligations                          58
8.1.7  Breach of Warranty                                            58
8.1.8  ERISA                                                         59
8.1.9  Judgments                                                     59
8.1.10  AMCE Guaranty or the Significant Subsidiary Guaranty         59



8.2  Action if Bankruptcy                                            60
8.3  Action if Other Event of Default                                60

                                  ARTICLE IX
                                THE ARRANGERS                        60
9.1  Actions                                                         60
9.2  Funding Reliance, etc.                                          61
9.3  Exculpation                                                     61
9.4  Successor                                                       62
9.5  Loans by the Arrangers                                          62
9.6  Credit Decisions                                                62
9.7  Copies, etc                                                     63

                                  ARTICLE X
                                MISCELLANEOUS                        63
10.1  Waivers, Amendments, etc.                                      63
10.2  Notices                                                        64
10.3  Costs and Expenses                                             64
10.4  Indemnification                                                64
10.5  Survival                                                       65
10.6  Severability                                                   65
10.7  Headings                                                       66
10.8  Counterparts                                                   66
10.9  Governing Law; Entire Agreement                                66
10.10  Successors and Assigns                                        66
10.11  Sale and Transfers, etc., of Loans and Notes;
       Participations in Loans and Notes                             66
10.12  Other Transactions                                            68
10.13  Waiver of Jury Trial                                          68
10.14  Consent to Jurisdiction and Service of Process                68

Schedule 1.1  Replaced Facilities                                    73

SCHEDULE I  Unrestricted Subsidiaries                                74

EXHIBIT A             Disclosure Schedule
EXHIBIT B             Form of Loan Request
EXHIBIT C             Form of Continuation/Conversion Notice
EXHIBIT D             Form of Compliance Certificate
EXHIBIT E             Form of Significant Subsidiary Guaranty
EXHIBIT F             Form  of  Opinion  of  Counsel  to  the  Borrower,  the
                      Guarantor and each Significant Subsidiary
EXHIBIT G             Form   of   Applicable   Margin   Determination   Ratio
                      Certificate
EXHIBIT H             Form of Note





















                  FIRST AMENDED AND RESTATED LOAN AGREEMENT


       THIS FIRST AMENDED AND RESTATED LOAN AGREEMENT, dated as of August 10, 1992 and amended and restated as of June 14, 1994 among AMERICAN MULTI-CINEMA, INC., a Missouri corporation (the "Borrower"), AMC ENTERTAINMENT INC., a Delaware corporation (the "Guarantor"), THE BANK OF NOVA SCOTIA, a Canadian chartered bank acting through its Atlanta Agency ("BNS"), BANK OF A M E RICA NATIONAL TRUST AND SAVINGS ASSOCIATION, a national banking association ("BA", and together with BNS, the "Banks"), and THE BANK OF NOVA SCOTIA, a Canadian chartered bank acting through its Atlanta Agency, as agent for the Banks (in such capacity, the "Agent"), and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, a national banking association, as co-arranger for the Banks (in such capacity, the "Co-Arranger").

                             W I T N E S S E T H:

     WHEREAS, the Borrower, the Banks and the Arrangers are party to that certain Loan Agreement, dated as of August 10, 1992 (as amended by the First Amendment thereto, dated as of March 31, 1993, and by the Second Amendment thereto, dated as of May 28, 1993, the "Original Loan Agreement");

          WHEREAS, the Borrower is engaged directly and through various Subsidiaries in the theatrical exhibition industry;

          WHEREAS, the Borrower desires to obtain Commitments from the Banks pursuant to which Loans, in a maximum aggregate principal amount at any one time outstanding not to exceed $40,000,000, will be made to the Borrower from time to time prior to the Commitment Termination Date;

     WHEREAS, the Banks are willing, on the terms and conditions hereinafter set forth (including Article V), to extend such Commitments and make such Loans to the Borrower;

       WHEREAS, the proceeds of such Loans will be used for general corporate purposes and working capital purposes of the Borrower and Subsidiaries; and

     WHEREAS, the Borrower, the Banks and the Arrangers desire that the Original Loan Agreement be amended and restated on the terms and conditions set forth herein to, among other things, set forth the terms and conditions under which the Banks hereafter will extend loans and commitments to the Borrower; it being the intention of the Borrower, the Arrangers and the Banks that this Agreement and the execution and delivery of any substituted promissory notes not effect a novation of the obligations of Borrower to the Banks under the Original Loan Agreement, but merely a restatement and, where applicable, a substitution of the terms governing and evidencing such obligations hereafter.

     NOW, THEREFORE, the parties hereto hereby agree as follows:


                                  ARTICLE I

                                 DEFINITIONS

     SECTION 1.1 Defined Terms. The following terms (whether or not underscored) when used in this Agreement, including its preamble and recitals, shall, except where the context otherwise requires, have the following meanings (such definitions to be equally applicable to the singular and plural forms thereof):

       "Affected Bank" means a Bank that notifies the Agent under Section 4.2 or Section 4.3 that it is so affected.



          "Affiliate" of any Person means any other Person which, directly or indirectly, controls or is controlled by or under common control with such Person (excluding any trustee under, or any committee with responsibility for administering, any Multiemployer Plan or Pension Plan). A Person shall be deemed to be "controlled by" any other Person if such other Person possesses, directly or indirectly, power:

          (a) to vote 10% or more of the securities having ordinary voting power for the election of directors of such Person; or

               (b) to direct or cause the direction of the management and policies of such Person whether by contract or otherwise.

     "Agent" is defined in the preamble.

         "Agreement" means, at any date, this loan agreement as originally in effect on the First Restatement Date, and as thereafter from time to time amended, supplemented, amended and restated or otherwise modified and in effect on such date.

     "AMC Film Marketing" means AMC Film Marketing, Inc., a Missouri corporation.

     "AMC Philadelphia" means AMC Philadelphia, Inc., a Delaware corporation.

     "AMCE Guaranty" means that certain guaranty, executed by the Guarantor, substantially in the form of Exhibit G to the Original Loan Agreement (as such may be amended, supplemented, restated or otherwise modified and in effect from time to time).

     "AMCEI" is defined in Section 7.2.6.

     "Applicable Margin" means, for any Loan, the amount indicated below for each type of Loan based upon the Applicable Margin Determination Ratio as computed on the Applicable Margin Determination Ratio Certificate most recently submitted pursuant to Section 7.1.1(f):

                                               LIBO      BNS
Applicable Margin                              Rate     Rate
Determination Ratio                            Loans    Loans

Greater than or equal to 4.00                  2.00%    0.875%
Greater than or equal to 3.50
  and less than 4.00                           1.50%    0.375%
Greater than or equal to 3.00
  and less than 3.50                           1.25%    0.125%
Greater than or equal to 2.50
  and less than 3.00                           1.00%    0.00%
Greater than or equal to 2.00
  and less than 2.50                           0.875%   0.00%
Less than 2.00                                 0.625%   0.00%.


        "Applicable Margin Determination Ratio" means, at any date, the ratio of:

          (a) Net Indebtedness of the Guarantor and its Consolidated Subsidiaries as computed on the Applicable Margin Determination Ratio Certificate then most recently submitted pursuant to Section 7.1.1(f);

to
          (b) Consolidated EBITDA of the Guarantor and its Consolidated Subsidiaries for the prior four Fiscal Quarters ending on the last day of the Fiscal Quarter preceding such date as computed on the most recent Applicable Margin Determination Ratio Certificate delivered pursuant to
     Section 7.1.1(f).

     "Applicable Margin Determination Ratio Certificate" means a certificate duly executed by an Authorized Officer of the Borrower substantially in the form of Exhibit G attached hereto, with required insertions.

          "Approval" means each and every approval, consent, filing and registration by or with any Federal, state or other regulatory authority necessary to authorize or permit the execution, delivery or performance of this Agreement, the Notes or any other Loan Document or for the validity or enforceability hereof or thereof.

          "Arranger" means either the Agent or the Co-Arranger, and the "Arrangers" means both the Agent and the Co-Arranger.

     "Asset Acquisition" means (i) any capital contribution (by means of transfers of cash or other property to others or payments for property or services for the account or use of others, or otherwise) by the Guarantor or any of its Subsidiaries to any other Person, or any purchase or acquisition of Capital Stock of any other Person by the Guarantor or any of its Subsidiaries, in either case, pursuant to which such other Person shall become a Subsidiary of the Guarantor or any of its Subsidiaries or shall be merged with or into the Guarantor or any of its Subsidiaries or (ii) any acquisition by the Guarantor or any of its Subsidiaries of the assets of any Person which constitute all or substantially all of an operating unit or business of such Person.

        "Asset Sale" means any direct or indirect sale, conveyance, transfer, lease or other disposition to any Person (including any Subsidiary that is not a Significant Subsidiary or any Unrestricted Subsidiary) other than the Guarantor, the Borrower or a Significant Subsidiary, in one transaction or a series of related transactions, of (i) any Capital Stock of any Subsidiary of the Guarantor or (ii) any other property or asset of the Guarantor or any Subsidiary of the Guarantor other than, in each case, sales of property or assets in the ordinary course of business.

     "Assignees" is defined in Section 10.11(b).

         "Authorized Officer" means, relative to any Loan Party, those of its officers whose signatures and incumbency shall have been certified to the Banks pursuant to Section 5.1.1.

     "BA" is defined in the preamble.

     "Bank" is defined in the preamble.

     "Bank Parties" is defined in Section 10.4.

     "BNS" is defined in the preamble.

          "BNS Base Rate" means at any time the greater of (i) the rate of interest most recently announced by BNS in Atlanta as its base rate (of which announcements the Agent shall give notice promptly to the Banks and to the Borrower) and (ii) the Federal Funds Rate plus 0.50%. The BNS Base Rate is not necessarily intended to be the lowest rate of interest charged by BNS in connection with extensions of credit. Changes in the rate of interest on any Loan maintained as a BNS Rate Loan shall take effect simultaneously with each change in the BNS Base Rate.

     "BNS Rate Loan" is defined in Section 4.1.

     "Borrower" is defined in the preamble.

         "Borrowing" means the Loans made by all Banks on any Business Day in accordance with Section 3.1.

     "Budco" means Budco Theatres, Inc., a Pennsylvania corporation.

     "Business Day" means:

          (a) any day which is neither a Saturday or Sunday nor a legal holiday in the States of New York, Missouri or Georgia on which Banks are authorized or required to be closed in New York City, Kansas City (Mo.) or Atlanta; and

          (b)  relative to the date of

                    (i) making or continuing any portion of any Loans as, or converting any portion of any Loans from or into Fixed Rate Loans,

                    (ii) making any payment or prepayment of principal of or payment of interest on the portion of the principal amount of the Loans being maintained as Fixed Rate Loans, and

                    (iii) the Borrower's giving any notice (or the number of Business Days to elapse prior to the effectiveness thereof) in connection with any matter referred to in clause (b)(i) or (b)(ii), a banking business day of the Agent at, and on which dealings in Dollars are carried on in the interbank eurodollar market of, the Agent's LIBOR Office.

     "Capital Expenditures" means, with respect to any Person for any period, the aggregate amount of all expenditures during such period which are required to be included in property, plant or equipment or a similar fixed asset account on a consolidated balance sheet of such Person and its Subsidiaries prepared in accordance with GAAP (excluding Capitalized Lease Obligations).

     "Capital Stock" means, with respect to any Person, any and all shares, partnership interests, participations, rights in, or other equivalents (however designated and whether voting or non-voting) of such Person's capital stock, whether outstanding on the Effective Date or issued after such date, and any and all rights, warrants or options exchangeable for or convertible into such capital stock.

     "Capitalized Lease Obligation" means any obligation to pay rent or other amounts under a lease of (or other agreement conveying the right to use) any property (whether real, personal or mixed) that is required to be classified and accounted for as a capital lease obligation under GAAP, and, for the purposes of this Agreement, the amount of such obligation at any date shall be the capitalized amount thereof at such date, determined in accordance with GAAP.

     "Cash Equivalents" means, at any time: (i) any evidence of Indebtedness with a maturity of 360 days or less issued or directly and fully guaranteed or insured by the United States of America or any agency or instrumentality thereof (provided, that the full faith and credit of the United States of America is pledged in support thereof); (ii) certificates of deposit or acceptances with a maturity of 360 days or less of any financial institution that is a member of the Federal Reserve System having combined capital and surplus and undivided profits of not less than $500,000,000; (iii) commercial paper with a maturity of 270 days or less issued by a corporation (other than an Affiliate of the Borrower) organized under the laws of any state of the



United States or the District of Columbia and rated at least A-1 by Standard & Poor's Corporation or at least P-1 by Moody's Investors Service, Inc.; and
(iv) repurchase agreements and reverse repurchase agreements relating to marketable direct obligations issued or unconditionally guaranteed by the government of the United States of America or issued by any agency thereof and backed by the full faith and credit of the government of the United States of America, in each case maturing within one year from the date of acquisition, provided that the terms of such agreements comply with the guidelines set forth in the Federal Financial Agreements of Depository I n stitutions with Securities Dealers and Others, as adopted by the Comptroller of the Currency.

     "Change in Control" means:

          (a) the acquisition of beneficial ownership of any shares of Capital Stock of the Borrower by any Person other than the Guarantor;

          (b) the direct or indirect sale, lease, exchange or other transfer of all or substantially all of the assets of the Guarantor to any Person or entity or group of Persons or entities acting in concert as a partnership or other "group" (a "Group of Persons") with the effect that the Durwood Interests are the beneficial owners (within the meaning of the Exchange Act as in effect on the Effective Date) of less than 50% of the combined voting power of the then outstanding securities of the resulting, surviving or transferee Person or Persons ordinarily (and apart from rights under special circumstances) having the right to vote in the election of directors;

          (c) the merger or consolidation of the Guarantor with or into another corporation with the effect that the Durwood Interests are the beneficial owners (within the meaning of the Exchange Act as in effect on the Effective Date) of less than 50% of the combined voting power of the then outstanding securities of the surviving corporation of such merger or the corporation resulting from such consolidation ordinarily (and apart from rights arising under special circumstances) having the right to vote in the election of directors;

          (d) the replacement of a majority of the Board of Directors of the Guarantor, over a two-year period, from the directors who constituted the Board of Directors of the Guarantor at the beginning of such period, which replacement shall not have been approved by the Board of Directors of the Guarantor (or replacement directors approved by the Board of Directors of the Guarantor), as constituted at the beginning of such period;

          (e) a Person or Group of Persons other than the Durwood Interests shall, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases, merger or consolidation or otherwise, have become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of securities of the Guarantor representing 50% or more of the combined voting power of the then outstanding securities of the Guarantor ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors thereof; or

          (f) the occurrence of any "Change of Control" as defined in the Indentures.

     "Co-Arranger" is defined in the preamble.

     "Commitment"    means,  relative  to any Bank, such Bank's obligation to
make Loans pursuant to Section 2.1.




     "Commitment Termination Date" means the earliest of

          (a)  March 30, 1997;

             (b) five Business Days after notice is given by the Borrower to the Agent for purposes of designating a Commitment Termination Date pursuant to this clause, provided that, on such designated Commitment Termination Date, no Loans are outstanding;

           (c) immediately and without further action upon the occurrence of any Default described in Section 8.1.4 with respect to the Borrower, the Guarantor or any Significant Subsidiary;

               (d) immediately when any other Event of Default shall have occurred and be continuing and the Loans shall be declared to be due and payable pursuant to Section 8.3; and

          (e) immediately and without further action upon the occurrence of a Change in Control.

     "Compliance Certificate" means a certificate duly executed by the chief executive or financial Authorized Officer of the Borrower in the form of Exhibit D attached hereto, with appropriate insertions, together with such changes as the Required Banks may from time to time request for purposes of monitoring the Borrower's compliance herewith.

     "Consolidated EBITDA" means, with respect to any Person for any period, the Consolidated Net Income of such Person for such period increased (to the extent deducted in determining Consolidated Net Income) by the sum of: (i) all income taxes of such Person and its Subsidiaries paid or accrued in accordance with GAAP for such period (other than income taxes attributable to extraordinary, unusual or non-recurring gains or losses); (ii) Consolidated Interest Expense of such Person and its Subsidiaries for such period; (iii) depreciation expense of such Person and its Subsidiaries for such period;
(iv) amortization expense of such Person and its Subsidiaries for such period including, without limitation, amortization of capitalized debt issuance costs; and (v) any other non-cash charges of such Person and its Subsidiaries for such period (including non-cash expenses recognized in accordance with Financial Accounting Standards Bulletin Number 106), all determined on a consolidated basis in accordance with GAAP; provided, however, that, for purposes of this definition, all transactions involving the acquisition of any Person by another Person shall be accounted for on a "pooling of interests" basis and not as a purchase.

     "Consolidated EBITDA Coverage Ratio" means, with respect to any Person, the ratio of (i) Consolidated EBITDA of such Person for the period of four consecutive full Fiscal Quarters for which financial statements are available that immediately precede the date of the transaction giving rise to the need to calculate such ratio (the "Transaction Date") to (ii) the sum of (a) Consolidated Interest Expense of such Person for such four Fiscal Quarter period and (b) the aggregate amount of cash dividends and other distributions declared or paid on Capital Stock (other than common stock) of such Person and its Subsidiaries, in each case for such four full Fiscal Quarter period. For purposes of calculating the "Consolidated EBITDA Coverage Ratio" both the n u m erator and the denominator thereof shall be calculated, without duplication, after giving pro forma effect for the period of such calculation to (i) the incurrence of any Indebtedness of such Person or any of its Subsidiaries at any time during the period (the "Reference Period") (A) commencing on the first day of the four full Fiscal Quarter period for which financial statements are available that precedes the Transaction Date and (B) ending on and including the Transaction Date as if such Indebtedness had been incurred and the proceeds therefrom had been applied on the first day of the Reference Period; and (ii) any Asset Sales or Asset Acquisitions occurring during the Reference Period and the application of any proceeds of any Asset Sales or any retirement of any Indebtedness in connection with such Asset Acquisitions, as if such Asset Sale, Asset Acquisition, application or retirement occurred on the first day of the Reference Period. Furthermore, in calculating the denominator (but not the numerator) of the Consolidated EBITDA Coverage Ratio, (1) interest on Indebtedness determined on a fluctuating basis incurred on the Transaction Date and which will continue to be so determined thereafter shall be deemed to accrue at a fixed rate per annum equal to the rate of interest on such Indebtedness in effect on the Transaction Date; (2) if interest on any Indebtedness actually incurred on the Transaction Date may optionally be determined at an interest rate based upon a factor of a prime or similar rate, a eurocurrency interbank offered rate, or other rates, then the interest rate based upon a factor of a prime or similar rate shall be deemed to have been in effect during the Reference Period; and (3) notwithstanding clause (1) above, interest on Indebtedness determined on a fluctuating basis, to the extent such interest is covered by agreements relating to Interest Rate Protection Obligations, shall be deemed to accrue at the rate per annum after giving effect to the operation of such agreements. If such Person or any of its Subsidiaries directly or indirectly guarantees Indebtedness of a Person (other than another Consolidated Subsidiary), this definition shall give effect to the incurrence (for purposes of the denominator (but not the numerator) of the Consolidated EBITDA Coverage Ratio) of such guaranteed Indebtedness as if such Person or Subsidiary had directly incurred such guaranteed Indebtedness.

     "Consolidated Interest Expense" means, with respect to any Person for any period, without duplication, (i) the sum of (a) the cash and non-cash interest expense of such Person and its Subsidiaries for such period as determined on a consolidated basis in accordance with GAAP consistently applied, including, without limitation, (w) any amortization of debt discount, (x) the net cost under Interest Rate Protection Obligations (including any amortization of discounts), (y) the interest portion of any deferred payment obligation and (z) all accrued interest, and (b) the aggregate amount of the interest component of Capitalized Lease Obligations paid, accrued and/or scheduled to be paid or accrued by such Person and its Subsidiaries during such period as determined on a consolidated basis in accordance with GAAP consistently applied less (ii) the interest income (exclusive of deferred financing fees) of such Person and its Subsidiaries for such period as determined on a consolidated basis in accordance with GAAP consistently applied.

     "Consolidated Net Income" means, with respect to any Person, for any period, the consolidated net income (or loss) of such Person and its Subsidiaries for such period as determined in accordance with GAAP, adjusted, to the extent included in calculating such net income, by excluding, without duplication, (i) all extraordinary gains or losses (net of reasonable fees and expenses relating to the transaction giving rise thereto) of such Person and its Subsidiaries, (ii) the portion of net income (or loss) of such Person and its Subsidiaries allocable to minority interests in unconsolidated Persons to the extent that cash dividends or distributions have not actually been received by such Person or one of its Subsidiaries, (iii) any gain or loss realized upon the termination of any employee pension benefit plan, on an after-tax basis of such Person and its Subsidiaries, (iv) gains or losses in respect of any Asset Sales by such Person or one of its Subsidiaries (net of reasonable fees and expenses relating to the transaction giving rise thereto), on an after-tax basis, and (v) the net income of any Subsidiary of such Person to the extent that the declaration of dividends or the making of distributions by that Subsidiary of that income is not at the time permitted, directly or indirectly, by operation of the terms of its charter or any agreement (other than any Loan Document), instrument, judgment, decree, order, statute, law, rule or governmental regulations applicable to that Subsidiary or its stockholders; provided, that for purposes of calculating "Consolidated Net Income" for purposes of Section 7.2.12(vi), there shall be excluded net income (or loss) of any Person combined with such Person or one of its Subsidiaries on a "pooling of interests" basis attributable to any period prior to the date of determination.

          "Consolidated Subsidiary" of any Person means, at any time, every Subsidiary which is included as a consolidated subsidiary of such Person in the financial statements contained in the then most recent annual or periodic report filed by such Person with the SEC on Form 10-K, 10-Q or 8-K pursuant to the Exchange Act, as then in effect (or any comparable forms or under similar Federal statutes then in force), and in the most recent financial statements of such Person furnished to the stockholders of such Person and certified by the independent certified public accountants of such Person.

          "Continuation/Conversion Notice" means a notice of continuation or conversion and certificate duly executed by any Authorized Officer of the Borrower substantially in the form of Exhibit C attached hereto.

     "Contractual Obligation" means, relative to any Person, any provision of any security issued by such Person or of any Instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

     "Credit Exposure" is defined in Section 10.11(a).

     "Currency Hedging Obligations" means the obligations of any Person p u rsuant to an arrangement designed to protect such Person against fluctuations in currency exchange rates.

     "Date of the Original Loan Agreement" means August 10, 1992.

        "Default" means any Event of Default or any condition or event which, after notice or lapse of time or both, would constitute an Event of Default.

       "Disclosure Schedule" means the Disclosure Schedule attached hereto as Exhibit A, as it may be amended, supplemented, or otherwise modified from time to time by the Borrower with the consent of the Required Banks.

          "Dollar" and the sign "$" mean lawful money of the United States of America.

     "Domestic Office" means, relative to the Agent or any Person, the office of such Person designated as such below its signature hereto or such other office of such Person (or any successor or assign of such Person) within the United States of America as may be designated from time to time by notice from such Person to each other Person party hereto.

     "Durwood Interests" means Stanley H. Durwood, his spouse and any of his lineal descendants and their respective spouses (collectively the "Durwood Family") and (i) any Affiliate of any member of the Durwood Family and (ii) any trust solely for the benefit of one or more members of the Durwood Family (whether or not any member of the Durwood Family is a trustee of such trust) (provided that any trust for the benefit of one or more members of the Durwood Family may also be for the benefit of one or more charitable organizations).

     "Effective Date" means the date the Original Loan Agreement first became effective.

     "Equipment Notes" means installment purchase obligations evidenced by a note, bond, debenture or other evidence of Indebtedness issued or entered into in connection with the acquisition of fixtures, furniture or equipment by the Guarantor or a Subsidiary of the Guarantor in the ordinary course of business and used or useable by the Guarantor and its Subsidiaries in the business of the Guarantor and its Subsidiaries and required to be classified and accounted for as indebtedness in accordance with GAAP.

     "ERISA" is defined in Section 6.11.

     "Event of Default" is defined in Section 8.1.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time.

     "Federal Funds Rate" means, for any day, a fluctuating interest rate per annum equal to

          (a) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York; or

          (b) if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three federal funds brokers of recognized standing selected by it.

     "First Restatement Date" means June 14, 1994, the date as of which this Agreement has become effective.

     "Fiscal Quarter" means any quarter of a Fiscal Year.

         "Fiscal Year" means any period of 52/53 weeks ending on the Thursday closest to March 31; references to a Fiscal Year with a number corresponding to any calendar year (e.g. the "1994 Fiscal Year") refer to the Fiscal Year ending on the Thursday closest to March 31 occurring during such calendar year.

     "Fixed Charge Coverage Ratio" as of any date means the ratio of

     (i) C o n solidated EBITDA of the Guarantor and its Consolidated Subsidiaries for the four most recent Fiscal Quarters ended on such date (if such date is the last day of a Fiscal Quarter) or prior to such date (if such date is not on last day of a Fiscal Quarter)

to

     (ii) Fixed Charges for such period.

     "Fixed Charges" for any period means the sum of (i) Consolidated Interest Expense for such period, plus (ii) the current portion of
Indebtedness  with  an  original  maturity  exceeding  one  year  (other than
Indebtedness under the Loan Documents) as of the last day of the Fiscal Quarter then most recently ended prior to the date of determination, plus
(iii) dividends on preferred or common stock paid or accrued by the Guarantor during such period, plus (iv) amounts paid by the Guarantor or the Borrower in respect of optional repurchases and redemptions of Subordinated Debt, preferred stock and common stock during such period (provided that, unless and until a Default shall have occurred and be continuing, redemptions or r e p urchases of up to $40,000,000 in aggregate principal amount of
Subordinated Debt shall be excluded from this clause (iv)), plus (v) additional amounts (without duplication) paid during such period with respect to Capitalized Lease Obligations. For purposes of calculating the Fixed Charge Coverage Ratio, clauses (i), (iii), (iv) and (v) of the immediately preceding sentence shall be calculated for the four most recent consecutive Fiscal Quarters ended prior to the time of calculation.



     "Fixed Rate Loan" is defined in Section 4.1.

     "Free  Cash  Flow"  as  of any date means (i) Consolidated EBITDA, minus
(ii) Consolidated Interest Expense, minus (iii) all Capital Expenditures and Investments (excluding any Guaranty) (net of cash dividends and other payments received by the Borrower, the Guarantor or any Subsidiary from any Investment), minus (iv) all taxes paid in cash, in each case, from July 2, 1992 to the date of determination.

          "F.R.S. Board" means the Board of Governors of the Federal Reserve System (or any successor).

     "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession of the United States of America, which are applicable as of the date of determination.

     "Group of Persons" is defined in the definition of "Change in Control".

     "Guarantor" is defined in the preamble.

     "Guaranty" means any agreement, undertaking or arrangement by which any Person guarantees, endorses or otherwise becomes or is contingently liable upon (by direct or indirect agreement, contingent or otherwise, to provide funds for payment, to supply funds to, or otherwise to invest in, a debtor, or otherwise to assure a creditor against loss) the debt, obligation or other liability of any other Person (other than by endorsements of instruments in the course of collection), or guarantees the payment of dividends or other distributions upon the shares of any other Person. The amount of the obligor's obligation under any guaranty shall (subject to any limitation set forth therein) be deemed to be the outstanding principal amount (or maximum outstanding principal amount, if larger) of the debt, obligation or other liability thereby guaranteed.

          "hereof", "hereto", "hereunder" and similar terms refer to this Agreement and not to any particular Section or provision of this Agreement.

          "Impermissible Qualification" means, relative to the opinion by independent public accountants as to any financial statement of the Guarantor or the Borrower, any qualification or exception to such opinion:

          (a)  which is of a "going concern" or similar nature;

            (b) which relates to the limited scope of examination of matters relevant to such financial information; or

            (c) which relates to the treatment or classification of any item in such financial statement and which, as a condition to its removal, would require an adjustment to such item the effect of which would be to cause a default of any obligations under Section 7.2.3.

          "including" means including without limiting the generality of any description preceding such term.

     "Indebtedness"  means,  with respect to any Person, without duplication,
(i) all obligations for borrowed money, (ii) all obligations evidenced by bonds, debentures, notes or other similar instruments, (iii) all Capitalized Lease Obligations and Equipment Notes, (iv) all obligations under or in respect of Currency Hedging Obligations and Interest Rate Protection Obligations of such Person, (v) all obligations issued or assumed as the deferred purchase price of property, all conditional sale obligations and all obligations under any title retention agreement, (vi) all obligations issued or contracted for as payment in consideration of the purchase by such Person of the stock or substantially all the assets of another Person or a merger or consolidation, (vii) all obligations for the reimbursement of any obligor on any letter of credit, banker's acceptance or similar credit transactions,
(viii) all obligations of the type referred to in clauses (i) through (vii) of other Persons and all dividends of other Persons for the payment of which, in either case, such Person is directly or indirectly responsible or liable as obligor, guarantor or otherwise, and (ix) all obligations of the type referred to in clauses (i) through (viii) of other Persons which are secured by any Lien on any property or asset of such Person, the amount of such obligation being deemed to be the lesser of the value of such property or asset or the amount of the obligation so secured; provided, however, that " I n debtedness" shall not include any Non-Recourse Indebtedness, any obligations under any operating leases, trade accounts payable arising in the ordinary course of business and trade letters of credit issued in support of trade accounts payable arising in the ordinary course of business.

     "Indemnified Liabilities" is defined in Section 10.4.

     "Indentures" means the indentures under which the Senior Subordinated Notes have been issued.

     "Instrument" means any document or writing (whether by formal agreement, letter or otherwise) under which any obligation is evidenced, assumed or undertaken, or any right to any Lien is granted or perfected.

         "Interest Period" means, relative to any Fixed Rate Loan, the period which shall begin on (and include) the date on which such Fixed Rate Loan is made or continued as, or converted into, a Fixed Rate Loan pursuant to
Section 4.1, and, unless the final maturity of such Fixed Rate Loan is accelerated, shall end on (but exclude) the day which numerically corresponds to such date one, two, three or six months thereafter, in either case as the Borrower may select in its relevant notice pursuant to Section 4.1; provided, however, that:

       (a) the Borrower shall not be permitted to select Interest Periods to be in effect at any one time which have expiration dates occurring on more than four different dates;

          (b) absent such selection, the Borrower shall be deemed to have selected an Interest Period of one month or 30 days, as the case may be; provided, that if another duration shall be required in order to comply with clause (a), such Loan shall be a BNS Rate Loan for such duration;

         (c) if there exists no numerically corresponding day in such month, such Interest Period shall end on the last Business Day of such month;

     (d) if such Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the Business Day next following such numerically corresponding day (unless such next following Business Day is the first Business Day of a calendar month, in which case such Interest Period shall end on the preceding Business Day); and

     (e)  no Interest Period shall end later than March 30, 1997.

     "Interest Rate Protection Obligations" means the obligations of any Person pursuant to any arrangement with any other Person whereby, directly or indirectly, such Person is entitled to receive from time to time periodic payments calculated by applying either a floating or a fixed rate of interest on a stated notional amount in exchange for periodic payments made by such Person calculated by applying a fixed or a floating rate of interest on the same notional amount and shall include, without limitation, interest rate swaps, caps, floors, collars and similar agreements.

     "Investment" by any Person means any direct or indirect loan, advance or other extension of credit or capital contribution to (by means of transfers of cash or other property to others or payments for property or services for the account or use of others, or otherwise), or purchase or acquisition of Capital Stock, bonds, notes, debentures or other securities or evidences of Indebtedness issued by, any other Person.

         "Liabilities" means all monetary obligations of the Borrower and the Guarantor under this Agreement, the Notes and each other Loan Document.

        "LIBO Rate" means, relative to each Interest Period applicable to any Fixed Rate Loans comprising all or any part of any Borrowing, conversion or continuation, the rate per annum determined by the Agent at which dollar deposits in immediately available funds are offered to the Agent's LIBOR Office two Business Days prior to the beginning of such Interest Period by prime banks in the interbank eurodollar market as at or about the relevant local time of such LIBOR Office, for delivery on the first day of such Interest Period, for the number of days comprised therein and in an amount equal to the amount of the Fixed Rate Loan to be outstanding during such Interest Period. "Relevant local time" shall mean 11:00 a.m., local time, in London, England, when the LIBOR Office selected by the Agent to determine the LIBO Rate is located in Europe, or 10:00 a.m., Nassau, Bahamas time, when such LIBOR Office is located in North America.

     "LIBO Rate (Reserve Adjusted)" means, relative to any portion of a Loan to be made, continued or maintained as, or converted into, a Fixed Rate Loan for any Interest Period, a rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) determined pursuant to the following formula:

          LIBO Rate       =             LIBO Rate
     (Reserve Adjusted)      1 - LIBOR Reserve Percentage.

The Agent shall determine the LIBO Rate (Reserve Adjusted) for each Interest Period, applicable to Fixed Rate Loans comprising all or part of any Borrowing, conversion or continuation and promptly notify the Borrower thereof (which determination shall, in the absence of demonstrable error, be conclusive on the Borrower) and, if requested by the Borrower, deliver a statement showing the computation used by the Agent in determining any such rate.

          "LIBOR Office" means, relative to any Bank, the office of such Bank designated as such below its signature hereto or such other domestic or foreign office or offices of such Bank (as designated from time to time by notice from such Bank to the Borrower and the Agent).

        "LIBOR Reserve Percentage" means, relative to each Interest Period, a percentage (expressed as a decimal) equal to the daily average during such Interest Period of the percentages in effect on each day of such Interest P e riod, as prescribed by the F.R.S. Board, for determining reserve requirements applicable to "Eurocurrency Liabilities" pursuant to Regulation D or any other applicable regulation of the F.R.S. Board which prescribes reserve requirements applicable to "Eurocurrency Liabilities" as presently defined in Regulation D as applicable to any Bank or any participant of such Bank with respect to such participation.

       "Lien" means any mortgage, lien (statutory or other), pledge, security interest, encumbrance, claim, hypothecation, assignment for security, deposit arrangement or preference or other security agreement of any kind or nature whatsoever. A Person shall be deemed to own subject to a Lien any property which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to Indebtedness of such Person. The right of a distributor to the return of its film held by a Person under a film licensing agreement is not a Lien as used herein. Unless an operating lease is intended as security, reservation of title thereunder by the lessor and the interest of the lessee therein are not Liens as used herein.

        "Loan Document" means this Agreement and each Instrument from time to time executed and delivered to either Arranger or any Bank pursuant hereto, whether or not mentioned herein, including the Notes, the Significant Subsidiary Guaranty, the AMCE Guaranty and any guarantee delivered to the Agent pursuant to Section 7.2.17.

          "Loan Party" means the Borrower, the Guarantor, each Significant Subsidiary and any other party (other than either Arranger or a Bank) that executes and delivers a Loan Document.

         "Loan Request" means for a particular Loan a loan request respecting such Loan and certificate duly executed by any Authorized Officer of the Borrower substantially in the form of Exhibit B attached hereto.

     "Loans" is defined in Section 2.1.

          "Materially Adverse Effect" means, relative to any occurrence of whatever nature (including any adverse determination in any litigation, arbitration or governmental investigation or proceeding), a materially a d verse effect, on a consolidated basis for the Guarantor and its Subsidiaries taken as a whole, in accordance with GAAP (i) on the financial condition, operations, properties or business or (ii) on the ability of the Borrower or any other Loan Party to perform any of its payment or other material obligations under this Agreement or any Loan Document.

       "Maturity" means, relative to any Loan, the date on which such Loan is stated to be due and payable, in whole or in part (in accordance with the Note evidencing such Loan, this Agreement or otherwise), or such earlier date when such Loan (or any portion thereof) shall be or become due and payable, in whole or in part, in accordance with the terms of this Agreement, whether by required prepayment, declaration or otherwise.

         "Multiemployer Plan" means a pension plan described in ERISA section 4001(a)(3) to which the Borrower, the Guarantor or any Subsidiary is, or within the six years preceding the date of this Agreement has been, obligated to contribute.

     "Net Cash Proceeds" means, with respect to any Asset Sale, the proceeds thereof in the form of cash or Cash Equivalents, including payments in respect of deferred payment obligations when received in the form of cash or Cash Equivalents (except to the extent that such obligations with respect to Indebtedness are financed or sold with recourse to the Guarantor or any of its Subsidiaries) net of: (i) brokerage commissions and other reasonable fees and expenses (including reasonable fees and expenses of counsel and investment bankers) related to such Asset Sale; (ii) provisions for all taxes payable as a result of such Asset Sale; (iii) payments made to retire Indebtedness secured by the current assets subject to such Asset Sale to the extent required pursuant to the terms of such Indebtedness; (iv) amounts required to be paid to any Person (other than the Guarantor or any Subsidiary of the Guarantor) having a beneficial interest in the assets subject to the Asset Sale; and (v) appropriate amounts to be provided by the Guarantor or any of its Subsidiaries, as the case may be, as a reserve, in accordance with GAAP, against any liabilities associated with such Asset Sale and retained by the Guarantor or any of its Subsidiaries, as the case may be, after such Asset Sale, including, without limitation, pension and other post-employment benefit liabilities, liabilities related to environmental matters and liabilities  under any indemnification obligations associated with such Asset
Sale.

     "Net Indebtedness" means, with respect to Guarantor at any time, (i) the
o u t s tanding principal amount of Indebtedness of Guarantor and its Consolidated Subsidiaries (determined on a consolidated basis) as of such time, minus (ii) cash and Cash Equivalents of the Guarantor and its Consolidated Subsidiaries (determined on a consolidated basis) at such time.

     "Net Indebtedness to Consolidated EBITDA Ratio" means, as of any date, the ratio of

     (i) Net Indebtedness of the Guarantor and its Consolidated Subsidiaries as of such date to

     (ii) Consolidated EBITDA for the Guarantor and its Consolidated Subsidiaries for the four most recent Fiscal Quarters ended on such date (if such date is the last day of a Fiscal Quarter) or prior to such date (if such date is not the last day of a Fiscal Quarter).

     "Non-AMC Subsidiary" means a Subsidiary of the Guarantor which is not the Borrower or a Subsidiary of the Borrower.

     "Non-Guarantor" means a Person that is not, before and after giving effect to any Capital Expenditure or Investment made in or on behalf of such Person, a Significant Subsidiary.

     "Non-Recourse Indebtedness" means Indebtedness as to which (i) neither the Guarantor nor any of its Subsidiaries (other than the relevant Unrestricted Subsidiary or another Unrestricted Subsidiary) (1) provides credit support (including any undertaking, agreement or instrument which would constitute Indebtedness), (2) is directly or indirectly liable or (3) constitutes the lender (in each case, other than pursuant to and in compliance with Section 7.2.12) and (ii) no default with respect to such Indebtedness (including any rights which the holders thereof may have to take enforcement action against the relevant Unrestricted Subsidiary or its assets) would permit (upon notice, lapse of time or both) any holder of any other Indebtedness of the Borrower or its Subsidiaries to declare a default on such other Indebtedness or cause the payment thereof to be accelerated or payable prior to its stated maturity.

     "Note" means the promissory notes of Borrower delivered to BNS and BA in connection with the Original Loan Agreement and any other promissory note of the Borrower substantially in the form of Exhibit H attached hereto (as such promissory note may be amended, endorsed, or otherwise modified from time to time) and all other promissory notes accepted from time to time in substitution, replacement, or renewal therefor.

         "Ongoing Indebtedness" means the Indebtedness described in Item 9 of Exhibit A.

       "Organic Document" means, relative to any corporation, its certificate of incorporation, its by-laws and all shareholder agreements, voting trusts and similar arrangements applicable to any of its authorized shares of capital stock.

     "Original Loan Agreement" is defined in the first recital.

     "Participant" is defined in Section 10.11(a).

     "Partnership Interest Purchase Agreement" is defined in Section 7.2.13.



       "PBGC" means the Pension Benefit Guaranty Corporation, a United States corporation.

          "Pension  Plan"  means a "pension plan", as such term is defined in section 3(2) of ERISA, which is subject to Title IV of ERISA (other than a Multiemployer Plan), and to which the Borrower, the Guarantor or any Subsidiary may have any liability, including any liability by reason of having been a substantial employer within the meaning of section 4063 of ERISA at any time during the six years preceding this Agreement, or by reason of being deemed to be a contributing sponsor under section 4069 of ERISA.

          "Percentage" means, relative to any Bank, the percentage set forth opposite its signature hereto as such percentage may be adjusted hereafter.

     "Permitted AMCEI Transfer" is defined in Section 7.2.6.

     "Permitted Payments" is defined in Section 7.2.10.

          "Person" means any natural person, corporation, firm, association, government, governmental agency or any other entity, whether acting in an individual, fiduciary or other capacity.

     "Quarterly Payment Date" means the last day of any Fiscal Quarter or, if such day is not a Business Day, the next succeeding Business Day.

     "Registration Statement" means the Registration Statement on Form S-1 filed by the Guarantor with the SEC on June 12, 1992, as amended by Amendment Nos. 1, 2, 3 and 4 thereto filed by the Guarantor with the SEC on July 10, 1992, July 22, 1992, July 30, 1992 and August 5, 1992, respectively, and all further amendments thereto approved by the Arrangers.

        "Regulatory Change" means, relative to any Bank, any change after the date hereof in any (or the adoption after the Date of the Original Loan Agreement of any new):

          (a) United States Federal or state law or foreign law applicable to such Bank; or

               (b) rule, regulation, interpretation, directive or request (whether or not having the force of law) applying to such Bank of any court or governmental authority charged with the interpretation or administration of any law referred to in clause (a) or of any fiscal, monetary or other authority having jurisdiction over such Bank.

     "Replaced Facilities" means those agreements described on Schedule 1.1.

     "Reportable Event" is defined in Section 6.11.

       "Required Banks" means, at any time, Banks having, in the aggregate, a Percentage of 66-2/3% or more of the Total Commitment Amount.

        "SEC" means the Securities and Exchange Commission (or any government body or agency succeeding to the functions of such Commission).

     "Senior Subordinated Notes" means

          (i) the $100,000,000 of 11-7/8% Senior Notes due 2000 of the Guarantor, and

          (ii) the $100,000,000 of 12-5/8% Senior Subordinated Notes due 2002 of the Guarantor,





in each case, issued pursuant to the Indentures described in the Registration Statement.

     "Significant Subsidiary" means AMC Film Marketing, AMC Philadelphia, AMC R e a l ty, Inc., a Delaware corporation, Conservco, Inc., a Missouri corporation, Budco, AMC Canton Realty, Inc., a Delaware corporation, Concord Cinema, Inc., a Delaware corporation, and any other wholly-owned direct or i n direct Subsidiary of the Borrower whose assets exceed 5% of the consolidated assets of the Guarantor and its Consolidated Subsidiaries or whose revenues exceed 5% of the consolidated revenues of the Guarantor and its Consolidated Subsidiaries or any other wholly-owned direct or indirect Subsidiary of the Borrower so designated by the Borrower after the Effective Date with the consent of the Required Banks.

     "Significant Subsidiary Guaranty" means that certain guaranty, executed by each Significant Subsidiary, substantially in the form of Exhibit E attached hereto (as such may be amended, supplemented, restated or otherwise modified and in effect from time to time).

     "Subordinated Debt" means all unsecured Indebtedness of the Guarantor or any Subsidiary for money borrowed which is subject to, and is only entitled to the benefits of, terms and provisions (including acceleration, interest rate, sinking fund, covenant, default, and subordination provisions), satisfactory in form and substance to the Required Banks and which has terms of payment and holders satisfactory to the Required Banks, in each case as evidenced by their written approval thereof, including, without limiting the foregoing, the Senior Subordinated Notes and guaranties thereof as provided in the Indentures on the Date of the Original Loan Agreement.

        "Subordination Agreement" means that certain Subordination Agreement, dated as of the Date of the Original Loan Agreement, from the Guarantor in favor of the Banks, as the same may be amended, supplemented or restated from time to time hereafter.

          "Subsidiary" of any Person means (i) any corporation 51% of the outstanding shares of capital stock of which having ordinary voting power for the election of directors is owned directly or indirectly by such Person, and
(ii) any partnership, association, joint venture or other entity in which such Person, directly or indirectly, has more than a 50% equity interest, and, except as otherwise indicated herein, references to Subsidiaries shall refer to Subsidiaries of the Guarantor. Notwithstanding the foregoing, for purposes of the Loan Documents an Unrestricted Subsidiary shall not be deemed a Subsidiary of the Guarantor or the Borrower other than for purposes of the definition of "Unrestricted Subsidiary," unless the Guarantor shall have designated in writing to the Arrangers an Unrestricted Subsidiary as a Subsidiary.

     "Taxes" is defined in Section 3.10.

     "Total Commitment Amount" is defined in Section 2.2.

     "TPI" means TPI Enterprises, Inc., a New Jersey corporation.

     "TPIE" is defined in Section 7.2.13.

     "Transferee" is defined in Section 10.11(c).

     "type" means, relative to the outstanding principal amount of all or any portion of a Loan, the portion thereof, if any, being maintained as a BNS Rate Loan or a Fixed Rate Loan.






     "Unfunded Benefit Liabilities" means with respect to any Pension Plan at any time, the amount of unfunded benefit liabilities as determined under ERISA section 4001(a)(18).

         "United States" or "U.S." means the United States of America, its 50 States and the District of Columbia.

     "Unrestricted Subsidiary" means a Subsidiary of the Guarantor designated in writing to the Arrangers (i) whose properties and assets, to the extent they secure Indebtedness, secure only Non-Recourse Indebtedness and (ii) which has no Indebtedness other than Non-Recourse Indebtedness.

     "Welfare Plan" means a "welfare plan", as such term is defined in ERISA.

     "Wholly-Owned Subsidiary" means any Subsidiary of the Guarantor of which 100% of the outstanding Capital Stock is owned by the Guarantor or another Wholly-Owned Subsidiary of the Guarantor.

          SECTION 1.2 Use of Defined Terms. Terms for which meanings are provided in this Agreement shall, unless otherwise defined or the context otherwise requires, have such meanings when used in the Exhibits attached hereto, each Loan Request, Continuation/ Conversion Notice, Compliance Certificate, notice and other communication delivered from time to time in connection with this Agreement or any Loan Document.

          SECTION 1.3 Accounting and Financial Determinations. Where the character or amount of any asset or liability or item of income or expense is required to be determined, or any accounting computation is required to be made, for the purpose of this Agreement (including Section 7.2.3), such determination or calculation shall, to the extent applicable and except as otherwise specified in this Agreement, be made in accordance with GAAP as used in, and consistently applied with, the financial statements referred to in Section 6.4.


                                  ARTICLE II

                                 COMMITMENTS

       SECTION 2.1 Commitments. Subject to the terms and conditions of this Agreement (including Article V), each Bank severally and for itself alone agrees that it will, from time to time on any Business Day occurring during the period commencing on the First Restatement Date and continuing to (but not including) the Commitment Termination Date, make loans (relative to each Bank, its "Loans") to the Borrower equal to its Percentage of the aggregate amount of the Borrowing requested from all Banks on each such Business Day; provided, however, that no Bank shall be permitted (in the case of clause (a) below) or required to make any Loan if, after giving effect thereto, the aggregate principal amount of all Loans outstanding at any one time from

          (a)  all Banks would exceed the Total Commitment Amount; or

               (b) such Bank would exceed its Percentage of the aggregate principal amount of Loans then outstanding from all Banks.

Subject to the terms hereof, the Borrower may from time to time prior to the Commitment Termination Date borrow, prepay, and reborrow amounts pursuant to the Commitments.

     SECTION 2.2 Total Commitment Amount. The aggregate amount (the "Total Commitment Amount") of all Commitments on any date on or prior to the Commitment Termination Date shall be $40,000,000, less (i) the Net Cash Proceeds of any Asset Sales (other than (A) Asset Sales that result in Net



Cash Proceeds of less than $2,500,000, (B) Net Cash Proceeds that are reinvested within 360 days after the related Asset Sale in activities permitted by Section 7.2.15, (C) Net Cash Proceeds resulting from the sale by the Borrower of 89,600 shares of preferred stock and 64,000 shares of common stock of AmeriHealth, Inc. and (D) Net Cash Proceeds arising from the sale by the Borrower of shares of stock of TPI) and (ii) all voluntary reductions to such amount made by the Borrower; provided, however, that all such reductions shall require at least three Business Days' prior notice to the Agent and be permanent, and all partial reductions of such amount, in the case of any voluntary reduction, shall be in minimum amounts of $1,000,000 and in integral multiples of $1,000,000 in excess thereof. It is understood and agreed that any Net Cash Proceeds held by Borrower pending reinvestment or application hereunder shall be invested in Cash Equivalents while so held, to the extent practicable.

     SECTION 2.3 Fees. The Borrower agrees to pay the Agent for the account of each Bank, for the period (including any portion thereof when its Commitment is suspended by reason of the Borrower's inability to satisfy any condition of Article V) commencing on the First Restatement Date and continuing through the Commitment Termination Date, a commitment fee at the per annum rate specified in the table below opposite the Applicable Margin Determination Ratio computed in the Applicable Margin Determination Ratio Certificate then most recently delivered on the daily average of the excess of such Bank's Percentage times the Total Commitment Amount over the outstanding principal amount of such Bank's Loans. Such commitment fees shall be payable by the Borrower in arrears to each Bank for the period ending on each Quarterly Payment Date, commencing with the first such day following the First Restatement Date, and on the Commitment Termination Date. The Agent shall promptly notify the Borrower of the amount of such commitment fees following each Quarterly Payment Date and such fees shall be payable within 3 days following receipt of such notice.

Applicable Margin Determination Ratio        Rate

Greater than or equal to 4.00                0.500%
Greater than or equal to 2.00
  and less than 4.00                         0.375%
Less than 2.00                               0.250%.

     SECTION 2.4 Termination. The Commitments shall terminate and each Bank shall be relieved of its obligations to make any Loan on the Commitment Termination Date.


                                 ARTICLE III

                               LOANS AND NOTES

       SECTION 3.1 Borrowing Procedure. By furnishing a Loan Request to the Agent on or before 11:00 a.m., Atlanta time, on not less than three (or on the same day in the case of a BNS Rate Loan) nor more than five Business Days' notice before the date of any Borrowing requested in such Loan Request, the Borrower may from time to time request that a Borrowing be made by all Banks in the aggregate in a minimum amount of $1,000,000 and an integral multiple of $100,000 in excess thereof. Subject to the terms and conditions of this Agreement, each Borrowing shall be made on the Business Day specified in the Loan Request therefor. On such Business Day and subject to such terms and conditions, each Bank shall provide the Agent with funds, on or before 11:00 a.m. (or 12:00 noon in the case of a BNS Rate Loan), Atlanta time, in an amount equal to such Bank's Percentage of the requested Borrowing by transferring same day or immediately available funds to such account as the Agent shall specify from time to time by notice to the Banks. The proceeds of each Borrowing shall be made available to the Borrower (albeit in the case of a Loan by any other Bank, the Agent shall be required to make the proceeds thereof available only to the extent received by it in same day funds from such other Bank) by wire transfer of such proceeds to such transferees, or to such accounts of the Borrower, as the Borrower shall have specified in the Loan Request therefor. No Bank's obligation to make any Loan shall be affected by any other Bank's failure to make any Loan.

     SECTION 3.2 Notes. All Loans made by each Bank shall be evidenced by a Note payable to the order of such Bank in a maximum principal amount equal to such Bank's Percentage of the original Total Commitment Amount. The Borrower hereby irrevocably authorizes each Bank to make (or cause to be made)
appropriate notations on the grid attached to such Bank's Note (or on a continuation of such grid attached to any such Note and made a part thereof), which notations, if made, shall evidence, inter alia, the date of, the outstanding principal of, and the interest rate (including any conversions thereof pursuant to Section 4.2) and Interest Period applicable to, the Loans evidenced thereby. Any such notations on any such grid (and on any such continuation) indicating the outstanding principal amount of such Bank's Loans shall be rebuttable presumptive evidence of the principal amount thereof owing and unpaid, but the failure to record any such amount on such grid (or on such continuation) shall not limit or otherwise affect the obligations of the Borrower hereunder or under such Note to make payments of principal of or interest on such Loans when due.

          SECTION 3.3 Principal Payments and Prepayments. The Borrower will repay the outstanding principal amount of the Notes on or before the Commitment Termination Date. In addition, the Borrower:

          (a) may make a voluntary prepayment in part in an aggregate principal amount of not less than $1,000,000 and an integral multiple of $100,000 in excess thereof, or in full of the outstanding principal amount of the Notes from time to time at any time upon at least three Business Days' prior notice (or same day notice in the case of a BNS Rate Loan) to the Agent; and

          (b) shall, on each date when any reduction in the Total Commitment Amount shall become effective pursuant to Section 2.2, make a mandatory prepayment of the Notes equal to the excess, if any, of the outstanding principal amount of all Loans over the Total Commitment Amount as so reduced.
     Each prepayment of a Note made pursuant to this Section shall be without premium or penalty, except as may be required by Section 4.6. All interest accrued on the principal amount of Notes prepaid shall be paid on the date of such prepayment. No voluntary prepayment of principal of the Notes prior to the Commitment Termination Date shall cause a reduction in the Total Commitment Amount.

     Each prepayment of the Notes shall, except as the Borrower may otherwise have notified the Agent, be applied, to the extent of such prepayment, (x) first, to the principal amount thereof being maintained as BNS Rate Loans, and (y) second, to the principal amount thereof being maintained as Fixed Rate Loans.

          SECTION 3.4 Interest. The Borrower agrees to pay interest on the principal amount of the Notes from time to time unpaid prior to and at Maturity (whether by required prepayment, declaration or otherwise) at a rate per annum:

             (a) on that portion of the outstanding principal amount thereof maintained from time to time as a BNS Rate Loan, equal to the sum of the BNS Base Rate from time to time in effect plus the Applicable Margin per annum, and




             (b) on that portion of the outstanding principal amount thereof maintained from time to time as one or more Fixed Rate Loans during each applicable Interest Period, equal to the sum of the LIBO Rate (Reserve Adjusted) for such Interest Period plus the Applicable Margin per annum.

          SECTION 3.5 Post-Maturity Rates. After the Maturity of all or any portion of the principal amount of the Loans or after any other monetary Liabilities shall have become due, the Borrower shall pay interest (after as well as before judgment) on the principal amount of all types of Loans so matured or on such other monetary Liabilities, as the case may be, at a rate per annum which is determined by increasing each of the Applicable Margins set forth in clauses (a) and (b) of Section 3.4 by 2% per annum for Loans so matured and, to the extent permitted by applicable law, at a rate per annum equal to the BNS Base Rate plus 3.125% for such other monetary Liabilities.

          SECTION 3.6 Payment Dates. Interest accrued on the Notes prior to Maturity (as aforesaid) shall be payable, without duplication:

          (a) on that portion of the outstanding principal amount of each thereof maintained as a BNS Rate Loan, on the last day of each month (or, if such day is not a Business Day, on the next succeeding Business
     Day), commencing with the first such day following the date of such Notes;

             (b) on that portion of the outstanding principal amount thereof maintained as one or more Fixed Rate Loans, on the last day of each applicable Interest Period (and, if such Interest Period shall exceed three months for a Fixed Rate Loan, on the three month anniversary of the first day of such Interest Period); and

             (c) on that portion of the outstanding principal amount thereof converted into a BNS Rate Loan or a Fixed Rate Loan on a day when interest would not otherwise have been payable pursuant to clause (a) or
     (b), on the date of such conversion.

Interest on the Notes shall be payable at Maturity (as aforesaid) and, thereafter, on demand. The Agent shall give prompt notice to the Borrower of each computation of accrued interest before the due date thereof.

     SECTION 3.7 Payments, Computations, etc. All payments by the Borrower pursuant to this Agreement, the Notes, or any other Loan Document, whether in respect of principal or interest, shall be made by the Borrower to the Agent for the account of the holders of Notes pro rata according to their respective unpaid principal amounts. The payment of all fees referred to in
Section 2.3 shall be made by the Borrower to the Agent for the account of the Banks entitled thereto pro rata according to their Percentages. All other amounts payable to either Arranger or any Bank under this Agreement or any other Loan Document shall be paid to the Agent for the account of the Person entitled thereto. All such payments required to be made to the Agent shall be made, without set-off, deduction, or counterclaim, not later than 12:00 noon, Atlanta time, on the date due, in same day or immediately available funds, to such account as the Agent shall specify from time to time by notice to the Borrower. Funds received after that time shall be deemed to have been received by the Agent on the next following Business Day. The Agent shall promptly remit in same day or immediately available funds to each Bank, or other holder of a Note notified to the Agent, its share, if any, of such payments received by the Agent for the account of such Bank or holder. All interest and fees shall be computed on the basis of the actual number of days (including the first day but excluding the last day) occurring during the period for which such interest or fee is payable over a year comprised of 360 days. Whenever any payment to be made shall otherwise be due on a day which is not a Business Day, such payment shall (except as otherwise required by clause (d) of the definition of the term "Interest Period" with respect to payments then due of principal of or interest on any Notes being maintained as Fixed Rate Loans) be made on the next succeeding Business Day and such extension of time shall be included in computing interest, if any, in connection with such payment.

        SECTION 3.8 Proration of Payments. If any Bank or other holder of a Note shall obtain any payment or other recovery (whether voluntary, involuntary, by application of setoff, or otherwise) on account of principal of or interest on any Loan in excess of its pro rata share of payments then or therewith obtained by all holders upon principal of and interest on all Loans, such Bank or other holder shall purchase from the other Banks or holders such participations in Loans held by them as shall be necessary to cause such purchasing Bank or other holder to share the excess payment or other recovery ratably with each of them; provided, however, that if all or any portion of the excess payment or other recovery is thereafter recovered from such purchasing holder, the purchase shall be rescinded and the purchase price restored to the extent of such recovery, but without interest. The Borrower agrees that any Bank or other holder so purchasing a participation from another Bank or holder pursuant to this Section may, to the fullest extent permitted by law, exercise all its rights of payment (including pursuant to Section 3.9) with respect to such participation as fully as if such Bank or holder were the direct creditor of the Borrower in the amount of such participation. If under any applicable bankruptcy, insolvency or other similar law, any Bank receives a secured claim in lieu of a setoff to which this Section applies, such Bank shall, to the extent practicable, exercise its rights in respect of such secured claim in a manner consistent with the rights of the Banks entitled under this Section to share in the benefits of any recovery on such secured claim.

     SECTION 3.9 Setoff. In addition to and not in limitation of any rights of any Bank or other holder of any Note under applicable law, each Bank and each other such holder shall, upon the occurrence of any Default described in
Section 8.1.4 or, with the consent of the Required Banks, upon the occurrence of any other Event of Default, have the right to set off, appropriate and apply to the payment of the Liabilities owing to it any and all balances, credits, deposits, accounts, or moneys of the Borrower then maintained with such Bank or other holder; provided, however, that any such appropriation and application shall be subject to the provisions of Section 3.8.

     SECTION 3.10 Taxes. All payments by the Borrower of principal of, and interest on, the Loans and all other amounts payable hereunder shall be made free and clear of and without deduction for any present or future income, stamp, or other taxes, fees, duties, withholding or other charges of any nature whatsoever imposed by any taxing authority, other than taxes imposed on or measured by any Bank's net income or receipts (such non-excluded items being hereinafter referred to as "Taxes"). In the event that any withholding or deduction from any payment to be made by the Borrower hereunder is required in respect of any Taxes pursuant to any applicable law, rule, or regulation, then the Borrower will:

            (i) pay to the relevant authority the full amount required to be so withheld or deducted;

             (ii) promptly forward to the Agent an official receipt or other documentation satisfactory to the Agent evidencing such payment to such authority; and

          (iii) pay to the Agent for the account of the Banks or the holders of the Notes such additional amount or amounts as is necessary to ensure that the net amount actually received by each Bank or the holder of each Note, after giving effect to any credit against Taxes received by each such Bank or holder as a result of such withholding or deduction, will equal the full amount such Bank or such holder would have received had no such withholding or deduction been required. Each such Bank and holder shall determine such additional amount or amounts payable to it (which determination shall, in the absence of demonstrable error, be conclusive and binding on the Borrower).

Upon the request of the Borrower, each Bank and each subsequent holder of any Note that is organized under the laws of a jurisdiction other than the United States or any state thereof shall, prior to the due date of any payments under the Notes, execute and deliver to the Borrower, on or about the first scheduled payment date in each Fiscal Year, a United States Internal Revenue Service Form 1001 or Form 4224 (or any successor form), appropriately completed.


                                  ARTICLE IV

                         BNS BASE RATE AND FIXED RATE
                            OPTIONS FOR THE LOANS

     SECTION 4.1 Elections. The Loans comprising any Borrowing may be made as a loan having a fluctuating rate of interest determined by reference to the BNS Base Rate ("BNS Rate Loans") or, at the Borrower's election made in accordance with this Section, as a loan (a "Fixed Rate Loan") having for each particular Interest Period a fixed rate of interest determined by reference to the LIBO Rate (Reserve Adjusted), as specified in the Loan Request for such Loan. The Borrower may from time to time request by delivering to the Agent a Continuation/Conversion Notice, on not less than one (or not less than three if a Loan is to be continued as, or converted into, a Fixed Rate
Loan) nor more than five Business Days' notice:

          (i) that all, or any portion in a minimum amount of $1,000,000 or an integral multiple of $100,000 in excess thereof, of the outstanding principal amount of any Borrowing be converted from BNS Rate Loans into Fixed Rate Loans or, subject to Section 4.5, from Fixed Rate Loans into BNS Rate Loans; and

             (ii) on the expiration of the Interest Period applicable to any Fixed Rate Loans, that all, or any portion in a minimum amount of $1,000,000 or an integral multiple of $100,000 in excess thereof, of the outstanding principal amount of such Fixed Rate Loans be continued as Fixed Rate Loans or be converted into BNS Rate Loans (in the absence of the delivery of a Continuation/Conversion Notice pursuant to this clause, the Borrower will be deemed to have requested that such Fixed Rate Loans be converted into BNS Rate Loans);

provided, however, that:

          (x) no portion of the outstanding principal amount of any Loans may be continued as, or be converted into, Fixed Rate Loans if, after giving effect to such action, the Interest Period applicable thereto shall extend beyond the date of any prepayment required by Section 3.3, unless a sufficient principal amount of other Loans are being maintained as BNS Rate Loans to permit such prepayment to be applied in full to such BNS Rate Loans;

             (y) no portion of the outstanding principal amount of any Loans may be continued as, or be converted into, a Fixed Rate Loan when any Default has occurred and is continuing; and

             (z) no portion of the outstanding principal amount of any Loans may be made or continued as, or be converted into, BNS Rate Loans or Fixed Rate Loans unless, after giving effect to such action, the principal amount of Loans of each type outstanding from each Bank then being so made, continued or converted shall be equal to such Bank's Percentage of the outstanding principal amount of all Loans then being so made, continued or converted.

Each Continuation/Conversion Notice requesting that all, or any portion, of the principal amount of the Loans be continued as, or be converted into, Fixed Rate Loans shall specify the duration of the Interest Period commencing upon such continuation or conversion.

          Each Bank may, if it so elects, fulfill its commitment to make or continue any portion of the principal amount of a Loan as, or to convert any portion of the principal amount of a Loan into, one or more Fixed Rate Loans by causing a foreign branch or Affiliate of such Bank to make any such Fixed Rate Loan; provided, however, that in such event such Fixed Rate Loan shall be deemed to have been made by such Bank, and the obligation of the Borrower to repay such Fixed Rate Loan shall nevertheless be to such Bank and shall be deemed to be held by it, to the extent of such Fixed Rate Loan, for the account of such foreign branch or Affiliate.

         Whenever any Bank makes any notations pursuant to Section 3.2 on the grid attached to its Note (or on any continuation of such grid) and whenever such Bank converts a Loan into a BNS Rate Loan or a Fixed Rate Loan, such Bank will make further notations on the grid attached to such Note (or on any such continuation) reflecting the portions of the outstanding principal amounts thereof being maintained as a BNS Rate Loan and Fixed Rate Loans.

     The Borrower understands that, if it elects that any portion of the principal amount of a Borrowing be made, continued as, or be converted into, a Fixed Rate Loan, each Bank may (while being entitled to fund all or any portion of such Fixed Rate Loan as it may see fit) wish to be able to fund such Fixed Rate Loan by issuing Dollar certificates of deposit in New York City or purchasing Dollar deposits in its LIBOR Office's interbank eurodollar market. Accordingly, in connection with any determination to be made for purposes of Section 4.2, 4.3, 4.4 or 4.5, it shall be conclusively assumed that such Bank has elected to fund all Fixed Rate Loans by issuing Dollar certificates of deposit in New York City or purchasing Dollar deposits in such interbank eurodollar market.

          SECTION 4.2 Fixed Rate Lending Unlawful. If as the result of any Regulatory Change any Affected Bank shall determine (which determination shall, in the absence of demonstrable error, be conclusive and binding on the Borrower) that it is unlawful for the Affected Bank to make, continue or maintain a Loan as, or to convert a Loan into, one or more Fixed Rate Loans, the obligation of the Affected Bank under Section 4.1 to make, continue or maintain any portion of the principal amount of a Loan as, or to convert such Loan into, one or more Fixed Rate Loans shall, upon such determination (and telephonic notice thereof confirmed in writing to the Agent and the
Borrower), forthwith terminate, and the Agent shall, by telephonic notice confirmed in writing to the Borrower and each Bank, declare that such obligation has so terminated, and any portion of the principal amount of a Loan then maintained as one or more Fixed Rate Loans by the Affected Bank shall automatically convert into a BNS Rate Loan. If circumstances subsequently change so that the Affected Bank shall determine that it is no longer so affected, the obligation of the Affected Bank under Section 4.1 to make or continue Loans as, or to convert Loans into, Fixed Rate Loans shall, upon such determination (and telephonic notice thereof confirmed in writing to the Agent and the Borrower), forthwith be reinstated, and the Agent shall, by notice to the Borrower and each Bank, declare that such obligation has been so reinstated.

     SECTION 4.3 Deposits Unavailable. If prior to the date on which all or any portion of the principal amount of any Loan is to be made, continued as, or be converted into, a Fixed Rate Loan, any Affected Bank or the Agent shall determine for any reason whatsoever (which determination shall, in the absence of demonstrable error, be conclusive and binding on the Borrower) that:

          (a)  Dollar  deposits  in  the relevant amount and for the relevant
     Interest Period are not available to the Affected Bank in its relevant market; or

          (b) by reason of circumstances affecting the Agent in its relevant market, adequate means do not exist for ascertaining the interest rate applicable hereunder to Fixed Rate Loans;

the Agent (after receipt of notice from the Affected Bank, in the case of clause (a) above) shall promptly give telephonic notice of such determination confirmed in writing to each Bank and the Borrower, and:

          (i) the obligation under Section 4.1 of the Affected Bank (in the case of clause (a) above) or all Banks (in the case of clause (b) above) to make, continue any portion of the principal amount of a Loan as, or to convert a Loan into, one or more Fixed Rate Loans shall, upon such notification, forthwith terminate; and

           (ii) the portion of all Loans then maintained as Fixed Rate Loans by the Affected Bank (in the case of clause (a) above) or all Banks (in the case of clause (b) above) shall on the expiration of the Interest Period applicable thereto automatically convert into BNS Rate Loans.

If circumstances subsequently change so that the Agent or the Affected Bank, as the case may be, shall no longer be so affected, the Agent shall promptly give telephonic notice thereof confirmed in writing to the Borrower and each of the Banks, and the obligations of the Affected Bank or all Banks, as the case may be, under Section 4.1 to make or continue Loans as, or convert Loans into, Fixed Rate Loans shall be reinstated, and the Agent shall, by notice to the Borrower and each Bank, declare that such obligations have been so reinstated.

          SECTION  4.4    Capital  Adequacy;  Increased  Costs,  etc.    The
Borrower further agrees to reimburse each Bank for any increase in the cost to such Bank of making, continuing, or maintaining (or of its obligation to make, continue, or maintain) any portion of the principal amount of any of its Loans as, or of converting (or of its obligation to convert) any portion of the principal amount of any of its Loans into, Fixed Rate Loans and for any reduction in the amount of any sum receivable by such Bank hereunder in respect of making, continuing, or maintaining any portion of the principal amount of any of its Loans as, or converting any portion of the principal amount of any Loans into, Fixed Rate Loans, in either case, from time to time by reason of:

          (i) to the extent not included in the calculation of the LIBO Rate (Reserve Adjusted), the adoption or compliance with any capital adequacy, reserve, special deposit, or similar requirement against assets of, deposits with or for the account of, or credit extended by, such Bank, under or pursuant to any law, treaty, rule, regulation (including any F.R.S. Board Regulation), or requirement in effect on the Date of the Original Loan Agreement, or as the result of any Regulatory Change; or

             (ii) any Regulatory Change which shall subject such Bank to any tax (other than taxes on net income or receipts), levy, impost, charge, fee, duty, deduction, or withholding of any kind whatsoever or change the taxation of any Loan made or maintained as a Fixed Rate Loan and the interest thereon (other than any change which affects, and to the extent that it affects, the taxation of net income or receipts).



In any such event, such Bank shall promptly notify the Agent and the Borrower thereof stating the reasons therefor and the additional amount required fully to compensate such Bank for such increased cost or reduced amount. Such additional amounts shall be payable on demand after receipt of such notice. A statement as to any such increased cost or reduced amount or any change therein (including calculations thereof in reasonable detail) shall be submitted by such Bank to the Agent and the Borrower and shall, in the absence of demonstrable error, be conclusive and binding on the Borrower.

     SECTION 4.5 Funding Losses. In the event any Bank shall incur any loss or expense (including any loss or expense incurred by reason of the liquidation, or reemployment of deposits or other funds acquired by such Bank to make, continue or maintain any portion of the principal amount of any Loan as, or to convert any portion of the principal amount of any Loan into, a Fixed Rate Loan) as a result of:

          (i) payment or prepayment of the principal amount of any Fixed Rate Loan on a date other than the scheduled last day of the Interest Period applicable thereto, whether pursuant to Section 3.3 or otherwise;

               (ii) any conversion of all or any portion of the outstanding principal amount of any Fixed Rate Loan to a BNS Rate Loan pursuant to
     Section 4.1 prior to the expiration of the Interest Period then applicable thereto (but excluding in each case any loss or expense resulting therefrom to the extent the Bank is reimbursed therefor by interest payable pursuant to clause (c) of Section 3.6); or

             (iii) a Loan not being made, continued as, or converted into, a F i x e d Rate Loan in accordance with a Loan Request or the Continuation/Conversion Notice given therefor (other than as the result of a default by such Bank in complying with such Loan Request or such Continuation/Conversion Notice);

then, upon the request of such Bank (with copies to the Agent), the Borrower shall pay directly to such Bank such amount as will (in the reasonable determination of such Bank) reimburse such Bank for such loss or expense. A certificate as to any such loss or expense (including calculations thereof in reasonable detail) shall be submitted by the Bank to the Agent and the Borrower and shall, in the absence of demonstrable error, be conclusive on the Borrower.


                                  ARTICLE V

                             CONDITIONS PRECEDENT

     SECTION 5.1 Conditions Precedent to First Borrowing After the First Restatement Date. The obligation of the Banks to fund the first Borrowing after the First Restatement Date shall be subject to the prior satisfaction of each of the following conditions:

     SECTION 5.1.1  Resolutions, etc.  Each Arranger shall have received:

              (a) a certificate, dated July 14, 1994, of the Secretary or an Assistant Secretary of the Borrower as to

               (1) resolutions of its Board of Directors then in full force and effect authorizing the execution, delivery and performance of the Loan Documents to be executed by it hereunder, and

               (2) the incumbency and signatures of those of its officers authorized to act with respect to this Agreement and each Loan Document executed by it, upon which certificate each Bank may



          c o n clusively rely until it shall have received a further certificate of the Secretary or an Assistant Secretary of the Borrower cancelling or amending such prior certificate;

          (b) a certificate, dated July 14, 1994, of the Secretary or any Assistant Secretary of the Guarantor and each Significant Subsidiary as to

                (1) resolutions of its Board of Directors then in full force and effect authorizing the execution, delivery and performance by such Loan Party of the Loan Documents to be executed and delivered by it hereunder, and

                  (2) the incumbency and signatures of those of its officers authorized to act with respect to such Loan Documents upon which certificate each Bank may conclusively rely until it shall have received a further certificate of such Loan Party cancelling or amending such prior certificate;

          (c) such other documents (certified if requested) as either Arranger or the Required Banks may reasonably request, as soon as practicable after the execution of this Agreement, with respect to any Organic Document, Contractual Obligation or Approval.

     SECTION 5.1.2 Delivery of Notes. Borrower shall have delivered to the Agent, for the account of each Bank, a Note, duly executed and delivered and conforming to the requirements of Section 3.2.

     SECTION 5.1.3 Opinion of Counsel. Each Arranger shall have received an opinion, dated July 14, 1994, addressed to all Banks from Gage & Tucker, counsel to the Borrower, the Guarantor and each Significant Subsidiary, substantially in the form of Exhibit F attached hereto.

          SECTION 5.1.4 Closing Fees, Expenses, etc. The Arrangers shall have received for their own account, or for the account of each Bank, as the case may be, all fees and expenses due and payable pursuant to the Original Loan Agreement and Section 2.3 or Section 10.3, if then invoiced.

         SECTION 5.1.5 Significant Subsidiary Guaranty. Each Arranger shall have received a Significant Subsidiary Guaranty duly executed by each Person that is a Significant Subsidiary as of the First Restatement Date.

     SECTION 5.1.6 Satisfactory Legal Form. All documents executed or submitted pursuant hereto by or on behalf of the Borrower, the Guarantor or any Significant Subsidiary shall be satisfactory in form and substance to each Arranger and its counsel; each Arranger and its counsel shall have received all information, and such counterpart originals or such certified or other copies of such materials, as such Arranger or its counsel may request; and all legal matters incident to the transactions contemplated by this Agreement shall be satisfactory to counsel to the Arrangers.

          SECTION 5.1.7 Compliance with Warranties, non-Default, etc. The representations and warranties set forth in Article VI shall have been true and correct as of the date initially made, and on the date (and after giving effect to the incurrence) of such Loan:

          (a) such representations and warranties (excluding Section 6.6 and the last sentence of Section 6.4) shall be true and correct with the same effect as if then made;

          (b)  no Default shall have then occurred and be continuing; and




          (c) since April 1, 1993 there shall have been no occurrence (other than changes that are seasonal in nature) which, individually or in the aggregate, would reasonably be expected to have a Materially Adverse Effect.

     SECTION 5.1.8 AMCE Acknowledgement. The Guarantor shall have executed the acknowledgement of the AMCE Guaranty and the Subordination Agreement attached hereto.

        SECTION 5.2 All Loans. The obligation of the Banks to make any Loan (including the initial Loans) shall also be subject to the satisfaction of each of the conditions precedent set forth in Sections 5.2.1 through 5.2.3.

          SECTION 5.2.1 Compliance with Warranties, non-Default, etc. The representations and warranties set forth in Article VI shall have been true and correct as of the date initially made, and on the date (and after giving effect to the incurrence) of such Loan:

          (a) such representations and warranties (excluding Section 6.6) shall be true and correct with the same effect as if then made;

          (b)  no Default shall have then occurred and be continuing; and

          (c) since April 1, 1993 there shall have been no occurrence (other than changes that are seasonal in nature) which, individually or in the aggregate, would reasonably be expected to have a Materially Adverse Effect.

       SECTION 5.2.2 Absence of Litigation, etc. No litigation, arbitration or governmental investigation or proceeding shall be pending or, to the knowledge of the Borrower, threatened against the Borrower, the Guarantor or any Subsidiary which was not disclosed by the Borrower to the Banks pursuant to Section 6.6 (or prior to the date of the Loans most recently made hereunder, if any, pursuant to Section 7.1.6), and no development not so disclosed shall have occurred in any litigation, arbitration or governmental investigation or proceeding so disclosed, which, in either event, would reasonably be expected to have a Materially Adverse Effect.

          SECTION  5.2.3    Loan  Request.    The  Agent  shall have received
a Loan Request for such Borrowing.


                                  ARTICLE VI

                               WARRANTIES, ETC.

          In order to induce the Banks and the Arrangers to enter into this Agreement and to make Loans hereunder, each of the Borrower and the Guarantor, jointly and severally, represent and warrant to each Arranger and each Bank as follows:

     SECTION 6.1 Organization, Power, Authority, etc. Each Loan Party is a corporation validly organized and existing and in good standing under the laws of the state of its incorporation, is duly qualified to do business and in good standing as a foreign corporation in each jurisdiction where the nature of its business makes such qualification necessary and where the failure to so qualify would reasonably be expected to have a Materially
Adverse Effect and has full power and authority to own and hold under lease its property and conduct its business substantially as presently conducted by it. Each Loan Party has full power and authority to enter into and to perform its obligations under this Agreement and each Loan Document to which each is a party and to obtain the Loans hereunder, in the case of the Borrower.



     SECTION 6.2 Due Authorization. The execution and delivery by each Loan Party of this Agreement and each Loan Document executed by it and the performance by each of its respective obligations hereunder and thereunder and the borrowings hereunder by the Borrower have been duly authorized by all necessary corporate action, do not require any Approval, do not and will not conflict with, result in any violation of, or constitute any default under, any provision of any Organic Document or material Contractual Obligation (except as disclosed in Item 1 ("Material Contractual Obligations") of Exhibit A) of such Loan Party (or any other material Contractual Obligation) or any present law or governmental regulation or court decree or order applicable to either and will not result in or require the creation or imposition of any Lien in any of their respective properties pursuant to the provisions of any Contractual Obligation.

     SECTION 6.3 Validity, etc. This Agreement is, and each Loan Document executed by any Loan Party will on the due execution and delivery thereof be, the legal, valid and binding obligation of such Loan Party enforceable in accordance with its terms, subject, as to enforcement, only to bankruptcy, insolvency, reorganization, moratorium or other similar laws at the time in effect affecting the enforceability of the rights of creditors generally, and by general equitable principles which may limit the right to obtain the remedy of specific performance of executory covenants.

     SECTION 6.4 Financial Information. All balance sheets, the statements of operations, of shareholders' equity and of cash flows and other financial information of the Borrower and the Guarantor which have been or shall hereafter be furnished by or on behalf of the Borrower or the Guarantor to the Banks for the purposes of or in connection with this Agreement or any transaction contemplated hereby pursuant to Section 7.1.1(a) or Section 7.1.1(b) (except Section 7.1.1(a)(iv)) or Section 5.1.7 of the Original Loan Agreement (including the financial information referred to below) have been or will be prepared in accordance with GAAP consistently applied throughout the periods involved (except as disclosed therein) and do or will present fairly the consolidated financial condition of the corporations covered thereby as at the dates thereof and the results of their operations for the periods then ended, including the consolidated balance sheet at April 1, 1993, and the consolidated statements of earnings, of operations and of shareholders' equity, for the Fiscal Year then ended, of the Guarantor and its Consolidated Subsidiaries. Since April 1, 1993, there has been no
o c currence (other than changes that are seasonal in nature) which, individually or in the aggregate, would reasonably be expected to have a Materially Adverse Effect.

          SECTION 6.5 Absence of Certain Default. Neither the Borrower, the Guarantor nor any Subsidiary is in default, except as described in Item 2 ("Law, Governmental Regulation, Court Decree or Order") of Exhibit A: (a) in the payment of (or in the performance of any material obligation applicable to) any Indebtedness outstanding in a principal amount exceeding $3,000,000; or (b) under any law or governmental regulation or court decree or order which would reasonably be expected to have a Materially Adverse Effect.

          SECTION 6.6 Litigation, etc. Except as described in Item 3 ("Litigation") of Exhibit A, no litigation, arbitration or governmental investigation or proceeding against the Borrower, the Guarantor or any Subsidiary or to which any of the properties of any thereof is subject is pending or, to the knowledge of the Borrower, threatened which, if adversely determined, would result in a liability in excess of $3,000,000.

     SECTION 6.7 Regulation U. Neither the Borrower nor the Guarantor is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock, and less than 25% of the assets of each consists of margin stock. Terms for which meanings are provided in Regulation U of the F.R.S. Board or any regulations substituted therefor, as from time to time in effect, are used in this Section with such meanings.

     SECTION 6.8 Government Regulation. Neither the Borrower, the Guarantor nor any Subsidiary nor any Unrestricted Subsidiary is an "investment company" within the meaning of the Investment Company Act of 1940, as amended, or a "holding company", or a "subsidiary company" of a "holding company", or an "affiliate" of a "holding company" or of a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

          SECTION 6.9 Certain Contractual Obligations or Organic Documents. Except as described in Item 4 ("Certain Contractual Obligations or Organic Documents") of Exhibit A, neither the Borrower, the Guarantor nor any Subsidiary is a party or subject to any Contractual Obligation or Organic Document which would reasonably be expected to have a Materially Adverse Effect.

       SECTION 6.10 Taxes. The Borrower, the Guarantor and all Subsidiaries have filed all tax returns and reports required by law to have been filed by them and have paid all taxes and governmental charges thereby shown to be owing, except any such taxes or charges which are being contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on their books.

     SECTION 6.11 Employee Benefit Plans. Each Pension Plan complies in all material respects with all applicable requirements of law and regulations, and, except as set forth in Item 5 ("ERISA") of Exhibit A, no "Reportable Event", such term being used herein with the meaning provided for it in section 4043 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), has occurred with respect to any Pension Plan which constitutes an Event of Default of the type described in Section 8.1.8. No steps have been taken to terminate any Pension Plan where the Unfunded
Benefit Liabilities on the date of such termination or the date of the institution of such steps exceed $3,000,000, and neither the Borrower, the Guarantor nor any Subsidiary or Unrestricted Subsidiary has withdrawn or partially withdrawn from any Multiemployer Plan or initiated steps to do so where as a result thereof the Borrower, the Guarantor or Subsidiary or Unrestricted Subsidiary could be required to make withdrawal liability payments in excess of $3,000,000. No contribution failure has occurred with respect to any Pension Plan sufficient to give rise to a lien under section 302(f) of ERISA. Neither the Borrower, the Guarantor nor any Subsidiary or Unrestricted Subsidiary has any contingent liability with respect to any post-retirement benefit under a Welfare Plan, other than liability for continuation coverage described in Part 6 of title I of ERISA, except as listed on Item 5 of Exhibit A.

         SECTION 6.12 Labor Controversies. There are no labor controversies pending or, to the best of the Borrower's or the Guarantor's knowledge, threatened against the Borrower, the Guarantor or any Subsidiary, which would reasonably be expected to have a Materially Adverse Effect.

       SECTION 6.13 Subsidiaries and Significant Subsidiaries. The Borrower and the Guarantor have no Subsidiaries or Significant Subsidiaries except t h o se identified in Item 6 ("Existing Subsidiaries and Significant Subsidiaries") of Exhibit A or those permitted to have been acquired in accordance with Section 7.2.6 or those created subsequent to the Date of the Original Loan Agreement. All Unrestricted Subsidiaries existing on the First Restatement Date are listed on Schedule I hereto.

        SECTION 6.14 Patents, Trademarks, etc. Each of the Borrower and the Guarantor owns and possesses all such patents, patent rights, trademarks,



trademark rights, trade names, trade name rights, service marks, service mark rights and copyrights as the Borrower or the Guarantor considers necessary for the conduct of the businesses of the Borrower, the Guarantor or Subsidiaries as now conducted without any infringement upon rights of others which would reasonably be expected to have a Materially Adverse Effect. There is no individual patent or patent license used by the Borrower or the Guarantor in the conduct of its business the loss of which would reasonably be expected to have a Materially Adverse Effect except as may be disclosed in
Item 7 ("Material Patents and Trademarks") of the Disclosure Schedule.

         SECTION 6.15 Ownership of Properties; Liens. Each of Borrower, the Guarantor and each Subsidiary has good and marketable title to or good leasehold interests in all of its material properties and assets, real and personal, of any nature whatsoever, free and clear of all Liens except as permitted pursuant to Section 7.2.2.

               S E C TION 6.16 Accuracy of Information. All factual information heretofore or contemporaneously furnished by the Borrower or the Guarantor to either Arranger or the Banks in connection with execution and delivery of this Agreement and the various transactions contemplated hereby, to the best of the Borrower's and the Guarantor's knowledge, has been, and all other such factual information hereafter furnished by the Borrower or the Guarantor to either Arranger or the Banks will be, true and accurate in every material respect on the date as of which such information is dated or certified and as of the date of execution and delivery of this Agreement and not incomplete by omitting to state any material fact necessary to make such information not misleading. All projections and pro forma financial information contained in any materials furnished by the Borrower or the Guarantor or any Subsidiary to the Arrangers or the Banks are based on good faith estimates and assumptions by the management of the Borrower or the Guarantor or the applicable Subsidiary, it being recognized by the Arrangers and the Banks, however, that projections and statements as to future events are not to be viewed as fact and that actual results during the period or periods covered by any such projections or statements may differ from the projected results and that the differences may be material.

       SECTION 6.17 Senior Subordinated Notes. The Borrower's obligation to pay the principal amount of the Loans and interest thereon and the obligations of the Significant Subsidiaries under the Significant Subsidiary Guaranty to guarantee such obligations of the Borrower constitute "Guarantor Senior Indebtedness" and the obligations of the Guarantor under the AMCE Guarantee to guarantee such obligations of the Borrower constitute "Senior Indebtedness" of the Guarantor, as each such term is defined in the Indentures.

     SECTION 6.18 Solvency. Neither the Guarantor, the Borrower nor any of the Significant Subsidiaries after giving effect to the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby, is (i) insolvent, (ii) engaged in business for which any property left with such entity is an unreasonably small capital, or (iii) incurring debts beyond its ability to pay such debts as they mature. When used herein, "insolvent" means, with respect to any Person, that such Person has a financial condition such that the sum of such Person's debts is greater than the value, both at fair valuation and at present fair salable value, of such Person's property.











                                 ARTICLE VII

                                  COVENANTS

          SECTION 7.1 Certain Affirmative Covenants. The Borrower and the Guarantor each agrees with the Arrangers and the Banks that, until the Commitments shall have terminated and all of the Liabilities have been paid and performed in full, the Borrower and the Guarantor will perform the obligations set forth in this Section 7.1.

          SECTION  7.1.1    Financial  Information,  etc.   The Borrower will
furnish, or will cause to be furnished, to each Arranger and each Bank copies of the following financial statements, reports and information:

          (a) promptly when available and in any event within 90 days after the close of each Fiscal Year

               (i) a balance sheet at the close of such Fiscal Year, and statements of operations, of shareholders' equity and of cash flows for such Fiscal Year, of the Guarantor and its Consolidated
          Subsidiaries certified without Impermissible Qualification by independent public accountants of recognized standing selected by the Guarantor and reasonably acceptable to the Required Banks,

               (ii) a letter report of such accountants at the close of such Fiscal Year to the effect that they have reviewed the provisions of this Agreement and the Compliance Certificate then being furnished p u r s u ant to clause (a)(iii), and are not aware of any miscalculation in such Compliance Certificate of the financial tests contained in Section 7.2.3 or Section 7.2.4 or of any Default hereunder continuing at the end of such Fiscal Year, except such miscalculation or Default, if any, as may be disclosed in such statement,
               ( i ii) a Compliance Certificate calculated as of the computation date at the close of such Fiscal Year,

               (iv) a projected financial statement of the Guarantor and its Consolidated Subsidiaries for the following Fiscal Year, and

               (v) the report filed by the Guarantor with the SEC on Form 10-K for such Fiscal Year;

          (b) promptly when available and in any event within 45 days after the close of each of the first three Fiscal Quarters of each Fiscal Year

               (i) a balance sheet at the close of such Fiscal Quarter and statements of operations, of shareholders' equity and of cash flows for the period commencing at the close of the previous Fiscal Year and ending with the close of such Fiscal Quarter, of the Guarantor and its Consolidated Subsidiaries and of the Borrower and its Consolidated Subsidiaries certified by the chief accounting or financial Authorized Officer of the Borrower,

               ( i i )    a  Compliance  Certificate  calculated  as  of  the
          computation date at the close of such Fiscal Quarter, and

               (iii) the report filed by the Guarantor with the SEC on Form 10-Q for each such Fiscal Quarter;

          (c) promptly upon receipt thereof and upon request of either Arranger or any Bank, copies of all management letters submitted to the B o rrower or the Guarantor by independent public accountants in connection with each annual or interim audit made by such accountants of the books of the Guarantor or any Subsidiary;

               (d) promptly upon the incorporation or acquisition thereof, information regarding the creation or acquisition of any new Subsidiary;

               (e) promptly when available and in any event within 10 days of publication all material filings with the SEC;

          (f) within 45 days after the close of each Fiscal Quarter, an Applicable Margin Determination Ratio Certificate; and

               (g) such other information with respect to the financial condition, business, property, assets, revenues, and operations of the Borrower, the Guarantor and Subsidiaries as either Arranger may from time to time reasonably request.

       SECTION 7.1.2 Maintenance of Existences, etc. Except as permitted by Sections 7.2.6 and 7.2.16, the Borrower and the Guarantor will cause to be done at all times all things necessary to maintain and preserve the corporate (or partnership, as the case may be) existences of the Borrower, the Guarantor and each Subsidiary, and to comply in all material respects with all applicable laws, rules, regulations and orders. Except as permitted by Sections 7.2.6 and 7.2.16, the Guarantor will continue to own and hold directly or indirectly, free and clear of all Liens (except as permitted by Section 7.2.2), all of the outstanding shares of capital stock of each Subsidiary which is a corporation, and all partnership interests in each Subsidiary which is a partnership, in each case whether now owned or hereafter acquired.

        SECTION 7.1.3 Foreign Qualification. The Borrower and the Guarantor will, and will cause each Subsidiary to, cause to be done at all times all things necessary to be duly qualified to do business and in good standing as a foreign corporation in each jurisdiction where the nature of its business makes such qualification necessary and where the failure to so qualify would reasonably be expected to have a Materially Adverse Effect, and to comply in all material respects with all applicable laws, rules, regulations and orders.

        SECTION 7.1.4 Payment of Taxes, etc. The Borrower and the Guarantor will, and will cause each Subsidiary to, pay and discharge, prior to becoming delinquent, all federal, state and local taxes, assessments and other governmental charges or levies against or on any of its property, as well as claims of any kind which, if unpaid, might become a Lien in a material amount upon any of its properties; provided, however, that the foregoing shall not require the Borrower, the Guarantor or any Subsidiary to pay or discharge any such tax, assessment, charge, levy or lien so long as it shall contest the validity thereof in good faith by appropriate proceedings and shall set aside on its books adequate reserves in accordance with GAAP with respect thereto.

       SECTION 7.1.5 Insurance. Except as described in Item 8 ("Insurance") of Exhibit A, the Borrower and the Guarantor will, and will cause each Subsidiary to, maintain or cause to be maintained with responsible insurance companies insurance with respect to its properties and business against such casualties and contingencies and of such types and in such amounts as is customary in the case of similar businesses and will, upon request of either Arranger, furnish to the Arrangers at reasonable intervals a certificate of an Authorized Officer setting forth the nature and extent of all insurance maintained by the Borrower, the Guarantor and its Subsidiaries in accordance with this Section.

        SECTION 7.1.6 Notice of Default, Litigation, etc. The Borrower will give prompt notice (with a description in reasonable detail) to each Bank of:




          (a)  the occurrence of any Default;

           (b) the occurrence of any litigation, arbitration or governmental investigation or proceeding previously not disclosed by the Borrower to the Banks which has been instituted or, to the knowledge of the Borrower or the Guarantor, is threatened against the Borrower or the Guarantor or any Subsidiary or to which any of their respective properties is subject which if adversely determined would result in a liability to the B o rrower, the Guarantor or any Subsidiary not covered by such B o r r ower's, Guarantor's or Subsidiary's insurers in excess of $3,000,000;

           (c) any material development which shall occur in any litigation, arbitration or governmental investigation or proceeding previously disclosed by the Borrower to the Banks;

          (d) the occurrence of any event which would reasonably be expected to have a Materially Adverse Effect;

          (e) the occurrence of a Reportable Event under, or the institution of steps by the Borrower or the Guarantor or any Subsidiary to terminate, any Pension Plan, or there is a partial or complete withdrawal (as described in ERISA section 4203 or 4205) by the Borrower, the Guarantor or any Subsidiary from a Multiemployer Plan where as a result the Borrower, the Guarantor or any Subsidiary could be liable for payments of $100,000 or more; and

              (f) the failure to make a required contribution to any Pension Plan if such failure is sufficient to give rise to a lien under section 302(f) of ERISA, or the taking of any action with respect to a Pension Plan which could result in the requirement that the Borrower, the Guarantor or any Subsidiary furnish a bond or other security to the PBGC or such Pension Plan.

          SECTION 7.1.7 Performance of Loan Documents. The Borrower and the Guarantor will, and will cause each Loan Party to, perform promptly and faithfully all of its obligations under each Loan Document executed by it.

     SECTION 7.1.8 Books and Records. The Borrower and the Guarantor will, and will cause each Subsidiary to, keep books and records reflecting all of its business affairs and transactions in accordance with GAAP and permit each Bank or any of its representatives, at reasonable times and intervals and as arranged through the chief financial officer or chief legal officer of the Borrower or the Guarantor, to visit all of its offices, discuss its financial matters with its officers and independent accountants, examine (and, at the expense of the Borrower or the Guarantor, photocopy extracts from) any of its books or other corporate records. The Borrower shall pay any fees of such accountants incurred in connection with each Bank's exercise of its rights pursuant to this Section.

     SECTION 7.1.9 Significant Subsidiary Guaranty. The Borrower agrees to promptly notify the Arrangers each time a Subsidiary becomes a Significant Subsidiary and to cause such Significant Subsidiary to deliver to the Arrangers a duly executed counterpart to the Significant Subsidiary Guaranty along with an opinion of counsel and a certificate of the type required by
Section 5.1.1(b) both in form and substance acceptable to the Required Banks; provided, however, that a Significant Subsidiary shall not have to execute a counterpart to the Significant Subsidiary Guaranty if it has already executed a guarantee conforming to the requirements of Section 7.2.17 and such guarantee is then in effect. The Borrower agrees to cause each Subsidiary which hereafter becomes a Significant Subsidiary to be a Wholly-Owned Subsidiary of the Borrower no more than 90 days after becoming a Significant Subsidiary, except for directors' qualifying shares.



     SECTION 7.2 Certain Negative Covenants. The Borrower and the Guarantor agree with the Arrangers and the Banks that, until the Commitments shall have terminated and all of the Liabilities have been paid and performed in full:

        SECTION 7.2.1 Indebtedness for Borrowed Money. The Borrower and the Guarantor will not, and will not permit any Subsidiary to, incur or permit to exist any Indebtedness, except that the Borrower or the Guarantor may, and may permit any Subsidiary to, incur or permit to exist any or all of the following: (i) the Loans and guaranties thereof; (ii) Subordinated Debt;
(iii) Indebtedness of Significant Subsidiaries to the Guarantor or the Borrower or to other Subsidiaries; (iv) Indebtedness outstanding on the Date of the Original Loan Agreement and on the First Restatement Date and listed on Item 9 of Exhibit A and refinancings thereof, provided that such Indebtedness is not increased as the result of any such refinancing and that the Replaced Facilities may not be refinanced; (v) Indebtedness of the Borrower or the Guarantor or Significant Subsidiaries secured by Liens in an aggregate principal amount not to exceed $10,000,000 in the aggregate at any one time outstanding; (vi) unsecured Indebtedness of the Borrower and the Guarantor (provided, that (A) any such unsecured Indebtedness shall (x) have material terms and conditions no more restrictive than those contained in this Agreement and the other Loan Documents, (y) in the case of Indebtedness of the Borrower or Indebtedness of the Guarantor which is guaranteed by the Borrower, not have a final maturity prior to March 30, 1997 and (z) not prohibit the granting of Liens to secure the Liabilities on the assets of the Guarantor or any of its Subsidiaries or Unrestricted Subsidiaries and (B) if such Indebtedness of the Guarantor is required to be subordinated to the Indebtedness under any Senior Subordinated Note pursuant to the terms of any Indenture or otherwise, then such Indebtedness shall be subordinated to the prior payment in full in cash of all Indebtedness under the AMCE Guaranty in a manner satisfactory to the Arrangers); (vii) Interest Rate Protection Obligations relating to Indebtedness of such Person (which Indebtedness is otherwise permitted to exist by this Section 7.2.1) to the extent the notional principal amount of such Interest Rate Protection Obligations does not exceed the principal amount of Indebtedness to which such Interest Rate Obligations relate; (viii) Indebtedness resulting from Investments permitted by Section 7.2.12; (ix) contingent Indebtedness represented by Guaranties permitted under Section 7.2.13; (x) Capitalized Lease Obligations (to the
extent permitted under Section 7.2.15); (xi) Indebtedness of Non-AMC Subsidiaries (provided, that if such Indebtedness is required to be subordinated to the Indebtedness under any Senior Subordinated Note or any guarantee thereof pursuant to the terms of any Indenture or otherwise, then such Indebtedness shall be subordinated to the prior payment in full in cash of all Liabilities or any guarantee thereof required to be provided by such Subsidiary pursuant to Section 7.2.17 in a manner satisfactory to the Arrangers); and (xii) Currency Hedging Obligations relating to arrangements entered into with any Bank to protect the Borrower or the Guarantor from fluctuations in currency exchange rates.

     SECTION 7.2.2 Liens. The Borrower and the Guarantor will not, and will not permit any Subsidiary to, create, incur, assume or suffer to exist any Lien upon any of its property or assets, whether now owned or hereafter acquired, except that the Borrower and the Guarantor may, and may permit any Subsidiary to, create, incur or suffer to exist any or all of the following:

          (a)  Liens in favor of the Banks to secure the Liabilities;

              (b) Liens which were granted prior to the Date of the Original Loan Agreement in (and only in) assets identified in Item 9 ("Ongoing Indebtedness") and Item 10 ("Liens") of Exhibit A;

          (c) Liens in (and only in) stock or assets permitted to be a c q uired under the terms of this Agreement granted to secure Indebtedness at the time of such acquisition (or within one year thereof) or incurred to finance the acquisition of such stock or assets;

            (d) statutory and common law banker's Liens and rights of setoff on bank deposits;

           (e) Liens for taxes, assessments or other governmental charges or levies not at the time delinquent or thereafter payable without penalty or being contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books;

             (f) Liens of carriers, warehousemen, mechanics, materialmen and landlords incurred in the ordinary course of business for sums not overdue or being contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP shall have been set aside on its books;

          (g)  non-material Liens incurred or existing in the ordinary course
     o f business, such as in connection with worker's compensation, unemployment insurance or other forms of governmental insurance or benefits, or to secure performance of tenders, statutory obligations, leases and contracts (other than for borrowed money) entered into in the ordinary course of business or to secure obligations on surety or appeal bonds;

           (h) judgment Liens in existence less than 30 days after the entry thereof or with respect to which execution has been stayed or the payment of which is covered in full (subject to a customary deductible) by insurance;

              (i) Liens existing on any assets at the date of acquisition of such assets, which assets are permitted to be acquired under the terms of this Agreement and are acquired after the Date of the Original Loan Agreement;

          (j) Liens granted to secure Indebtedness incurred to refinance any Indebtedness (other than Replaced Facilities) secured by Liens permitted by clauses (b), (c) and (i) of this Section 7.2.2 (provided, that such Indebtedness is not increased as the result of such refinancing and that such Liens attach only to the same assets subject to Lien prior to the refinancing);

          (k) Liens granted to secure Indebtedness permitted by Section 7.2.1(v) or (xi) or in connection with Capitalized Lease Obligations permitted under Section 7.2.1(x); and

          ( l ) Zoning restrictions, easements, licenses, covenants, reservations, utility company rights, restrictions on the use of real property or minor irregularities of title incident thereto which do not in the aggregate materially detract from the value of the property or assets of the Guarantor, the Borrower or the Guarantor and its Subsidiaries taken as a whole, or materially impair the operation of their business, taken as a whole.

     SECTION 7.2.3 Financial Condition. The Borrower and the Guarantor will not permit:

          (a) the Net Indebtedness to Consolidated EBITDA Ratio to exceed 4.50:1; and

          (b)  the Fixed Charge Coverage Ratio to be less than 1.40:1.





         SECTION 7.2.4 Capital Expenditures. The Borrower and the Guarantor will not, and will not permit any Subsidiary to, make or commit to make any Capital Expenditures unless such Capital Expenditure, together with all other such Capital Expenditures made or committed to be made by the Guarantor and its Subsidiaries in any Fiscal Year, does not exceed $100,000,000 in such Fiscal Year; provided, however, that Capital Expenditures in an amount equal to the lesser of (x) the amount not used in such Fiscal Year and (y)
$15,000,000 may be carried forward to the next Fiscal Year; provided, further, however, that the aggregate amount of Investments (excluding any Guaranty and without double counting) in Non-Guarantors made by the Borrower, the Guarantor and the Subsidiaries during any Fiscal Year will be deemed to be Capital Expenditures made in such Fiscal Year for the purposes of the annual limitation on Capital Expenditures provided in this Section 7.2.4.

     SECTION 7.2.5 Take or Pay Contracts. The Borrower and the Guarantor will not, and will not permit any Subsidiary to, enter into or be a party to any arrangement for the purchase of materials, supplies, other property or services if such arrangement by its express terms requires that payment be made by the Borrower or such Subsidiary regardless of whether or not such materials, supplies, other property or services are delivered or furnished to it.

     SECTION 7.2.6 Consolidation, Merger, etc. The Borrower and the Guarantor will not, and will not permit any Subsidiary to, consolidate with or merge into or with any other corporation, or sell, transfer, lease or sell and lease back or otherwise dispose of all or substantially all of its assets to any Person, without prior written consent of the Required Banks, except:
(a) the sale or other disposition of all or substantially all of the assets of a Significant Subsidiary to another Significant Subsidiary or to the Borrower; (b) the merger of any Subsidiary into a Subsidiary or into the Borrower provided that, in the latter case, the Borrower is the surviving corporation; (c) the sale or other transfer to the Guarantor of all or substantially all of the assets, or all of the shares of capital stock, of AMC Entertainment International, Inc. ("AMCEI"); and (d) the merger of AMCEI into the Guarantor (provided that the Guarantor is the surviving corporation) or into a Wholly-Owned Subsidiary of the Guarantor. The transactions permitted by the foregoing clauses (c) and (d) are hereinafter referred to as a "Permitted AMCEI Transfer."

        SECTION 7.2.7 Modification, etc. of Subordinated Debt. The Borrower and the Guarantor will not amend any term or provision, including any subordination provision, covenant, event of default or right of acceleration or any sinking fund provision or term of required repayment or redemption (except any amendment which extends the date or reduces the amount of any required repayment or redemption), contained in or applicable to any Instrument evidencing or applicable to any Subordinated Debt of the Borrower, the Guarantor or any Significant Subsidiary.

         SECTION 7.2.8  Transactions with Affiliates.  Except as described in
Item 11 ("Transactions with Affiliates") of Exhibit A, the Borrower and the Guarantor will not, and will not permit any Subsidiary to, enter into, or cause, suffer or permit to exist any transaction, arrangement or contract with any of its Affiliates (except for Significant Subsidiaries) which would not be entered into by a prudent Person in the position of the Borrower, the Guarantor or such Subsidiary, or which is on terms which are not on an arms'- length basis.

     SECTION 7.2.9  Sale or Discount of Receivables.  Except as permitted by
Section 7.2.6, the Borrower and the Guarantor will not, and will not permit any Subsidiary to, directly or indirectly, sell with recourse, or discount or otherwise sell for less than the face value thereof, any of its notes or accounts receivable in an aggregate amount for all such sales or discounts by the Borrower, the Guarantor and its Subsidiaries in any Fiscal Year in excess of $100,000.

          SECTION 7.2.10 Restricted Payments. Neither the Borrower nor the Guarantor shall (a) declare or pay any dividends on any of its Capital Stock to its respective shareholders, (b) purchase or redeem any such stock or any warrants, options or other rights in respect of such stock, (c) make any other distribution to shareholders as such, (d) redeem, prepay, defease or repurchase any Subordinated Debt or any obligations under any Capitalized Lease Obligation or (e) set aside funds for any of the foregoing except that any or all of the following may occur: (i) so long as no Event of Default exists or would result therefrom, (1) the Guarantor may make optional redemptions or repurchases of up to $40,000,000 in aggregate principal amount of Subordinated Debt, and (2) the Guarantor and the Borrower may take the actions described in clauses (a) through (e) above so long as the aggregate amount expended (exclusive of the optional redemptions or repurchases described in clause (i)(1) above) by the Guarantor and the Borrower (without counting the amounts paid by the Borrower pursuant to clause (ii)(2) below, but counting any such payments made by the Guarantor with the proceeds of such payments) in respect of such actions in any period of four consecutive Fiscal Quarters (each such period being a "Relevant Period") does not exceed the amount by which Consolidated EBITDA exceeded the product of (x) 1.4 times
(y) Fixed Charges for the period of four consecutive Fiscal Quarters ended immediately prior to the commencement of such Relevant Period (all of the payments permitted in this clause (i) being the "Permitted Payments"); (ii) the Borrower may pay to the Guarantor (1) in any six month period an amount equal to the aggregate scheduled interest payments on the Senior Subordinated Notes for such period and (2) an amount equal to the amount of the Permitted Payments as to which the Guarantor (and not the Borrower) is primarily obligated and which are then permitted to be paid by the Guarantor (provided, that no such payments described in this clause (ii) shall be made by the Borrower during the continuance of any default in any payment of any principal, premium or interest due under this Agreement or at any time that a Payment Blockage Period (as defined in the Indentures) is in effect); and
(iii) a Permitted AMCEI Transfer may occur.

     SECTION 7.2.11 Inconsistent Agreements. The Borrower and the Guarantor will not, and will not permit any Subsidiary to, enter into any agreement containing any provision which would be violated or breached by any borrowing by the Borrower made hereunder or by the performance by the Borrower, the Guarantor or any Subsidiary of their respective obligations hereunder or under any Loan Document.

       SECTION 7.2.12 Investments. The Borrower and the Guarantor will not, and will not permit any Subsidiary to, make or permit to remain outstanding any Investment in any Person, except that the Borrower and the Guarantor may, and may permit any Subsidiary to, make or permit to remain outstanding any or all of the following:

          (i) Investments outstanding on the Date of the Original Loan Agreement as set forth in Item 12 ("Investments") on Exhibit A;

             (ii) advances or extensions of credit on terms customary in the industry in the form of accounts or other receivables incurred or pre-paid film rentals, and loans and advances made in settlement of such accounts receivable, all in the ordinary course of business on a basis consistent with past practice;

          (iii)  Investments to or in any Significant Subsidiary;

              (iv) any Investment in Cash Equivalents or (to the extent not included in the definition of "Cash Equivalents") (A) readily marketable direct obligations of the United States of America (or any state or political subdivision thereof which is rated "A-1" or better by Standard & Poor's Corporation), (B) certificates of time deposit or bankers acceptances issued by one or more commercial banks, (C) dollar deposits in financial institutions, and (D) money market funds and prime commercial paper of any corporation (other than Guarantor or any of its Affiliates) incorporated under the laws of the United States of America or any State thereof or the District of Columbia rated "Prime-1" or its equivalent by Moody's Investors Service Inc. or "A-1" or its equivalent by Standard & Poor's Corporation, provided that, in the case of all of the foregoing obligations, they mature within 12 months of the date of purchase;

           (v) the Guarantor or any Subsidiary may make Investments to or in the Borrower, any Significant Subsidiary may make Investments to or in any other Significant Subsidiary, and the Borrower may make advances to the Guarantor for amounts representing operating expenses of the Guarantor, incurred in the ordinary course of business;

               (vi)   Investments (excluding any Guaranty and without double-
     counting) by the Guarantor or any Subsidiary in an amount not exceeding in the aggregate from the Effective Date to the Commitment Termination Date, the sum of (x) $100,000,000 plus (or minus if a negative number)
     (y) the greater of (i) 25% of Free Cash Flow or (ii) 50% of Consolidated Net Income (or 100% of Consolidated Net Income if a loss) calculated on a cumulative basis from the Effective Date to the date of determination plus (z) with respect to any such Investment made after the Effective Date, an amount equal to the lesser of the return of capital with respect to any such Investment and the initial amount of such Investment, in either case, less the cost of disposition of such Investment;

               (vii) loans or advances to employees of the Borrower, the Guarantor or any Subsidiary in the ordinary course of their businesses, consistent with past practices, not to exceed $1,000,000 in aggregate amount at any time outstanding;

          (viii) so long as no Default or Event of Default has occurred and is continuing, Investments by the Guarantor, the Borrower or any Subsidiary of the Borrower in another Person, if (x) as a result of such Investment (A) such other Person becomes a Wholly-Owned Subsidiary of the Borrower or (B) such other Person is merged or consolidated with or into, or transfers or conveys all or substantially all of its assets to, the Borrower or a Wholly-Owned Subsidiary of the Borrower and (y) such other Person is engaged substantially only in the business of the Guarantor and its Subsidiaries conducted on the Effective Date or lines of business reasonably related thereto;

          (ix) refundable construction advances made with respect to the construction of motion picture exhibition theatres in the ordinary course of business on a basis consistent with past practice; and

          (x) so long as AMCEI is a Subsidiary of the Borrower, AMCEI and its Subsidiaries may make Investments in Subsidiaries of AMCEI.

          SECTION 7.2.13 Guaranties. Except as described in Item 13 ("Guaranties") of Exhibit A, neither the Borrower, the Guarantor nor any Subsidiary will enter into any Guaranty prior to the Commitment Termination Date, except that the Borrower, the Guarantor and any Subsidiary may enter into any or all of the following:

          (i) Guaranties relating to operating lease obligations and Capitalized Lease Obligations on which the Borrower or any Subsidiary of the Borrower is lessee or any Guaranty by the Guarantor or any Non-AMC



     S u bsidiary of operating lease obligations on which any Non-AMC Subsidiary is lessee;

          (ii)  the AMCE Guaranty and any Significant Subsidiary Guaranty;

          (iii) Guaranties by the Borrower or its Subsidiaries not to exceed $25,000,000 in aggregate amount at any time outstanding (provided that any Guaranty by the Borrower of Indebtedness of the Guarantor shall be subordinated to the prior payment in full in cash of the Liabilities in form and substance satisfactory to the Arrangers);

            (iv) contingent obligations arising or existing as the result of the sale or other disposition of theaters;

          (v) Guaranties by the Borrower or any Significant Subsidiary (as of the First Restatement Date) of the Senior Subordinated Notes (all such Guaranties to be subordinated to the claims of the Banks against such Persons as set forth in the Indentures on the Effective Date);

          (vi) Guaranties by the Borrower as set forth in (A) that certain Partnership Interest Purchase Agreement dated May 28, 1993 (the "Partnership Interest Purchase Agreement"), among the Borrower, certain other parties, TPI and TPI Entertainment, Inc. ("TPIE") and (B) that certain Mutual Release and Indemnification Agreement dated May 28, 1993 among the Company, TPI and TPIE and certain other parties;

          (vii) Guaranties by the Guarantor or any Non-AMC Subsidiary if, at the time of incurrence of the Guaranty and after giving pro forma effect to the Indebtedness or other obligation being guaranteed thereby, the Consolidated EBITDA Coverage Ratio is equal to or greater than 3.00:1 (provided, if the Indebtedness evidenced by any such Guaranty is required to be subordinated to the Indebtedness under any Senior Subordinated Note pursuant to the terms of any Indenture or otherwise, then the Indebtedness evidenced by such Guaranty shall be subordinated to the prior payment in full in cash of all Indebtedness under the AMCE Guaranty in a manner satisfactory to the Arrangers); and

          (viii)    Guaranties listed on Item 13 of Exhibit A.

          SECTION 7.2.14 Capital Stock. The Guarantor will not permit the Borrower or any Subsidiary of the Borrower to issue any Capital Stock to any Person other than the Guarantor or the Borrower, except for directors' qualifying shares; provided, that, for so long as AMCEI is a Subsidiary of the Borrower, AMCEI may have Subsidiaries without violating this Section.

     SECTION 7.2.15 Business Activities. (a) The Borrower and the Guarantor will not, and will not permit any Subsidiary to:

          (i) operate its business other than in the ordinary and usual course;

               (ii) engage in any type of business except the theatrical e x h ibition, media, communications, and entertainment industries; specialty retailing and food service as they relate to the theatre exhibition business; and real estate and related services related to or necessary to support the aforementioned activities;

               (iii) enter into any operating leases or Capitalized Lease Obligations except in the ordinary course of the businesses described in clause (ii) above; and






          (iv) engage in any type of business unless at least 80% of the Guarantor's assets (on a consolidated basis and determined in accordance with GAAP) are used in the theatrical exhibition industry.

           SECTION 7.2.16 Asset Sales. The Borrower and the Guarantor shall not, and shall not permit any Subsidiary to, engage in any Asset Sale, other than Asset Sales which generate Net Cash Proceeds of $25,000,000 or less and the Net Cash Proceeds of which are invested in activities permitted by
Section 7.2.15 or which are used to permanently repay Indebtedness of the Borrower (with application first to the Liabilities and then to Subordinated
Debt), in each case within 360 days after such Asset Sale; provided, however, that the foregoing shall not apply to (i) sales of Investments described in
Section 7.2.12(iv), (ii) the sale by the Borrower, in one or more transactions, of 89,600 shares of common stock and 64,000 shares of preferred stock of AmeriHealth, Inc., and (iii) the sale by the Borrower of shares of stock of TPI.

       SECTION 7.2.17 Limitation on Issuances of Guarantees of Indebtedness. The Borrower and the Guarantor will not permit any Subsidiary, directly or indirectly, to guarantee, assume or in any other manner become liable with respect to any Indebtedness of the Borrower or the Guarantor unless (i) such Subsidiary simultaneously executes and delivers to the Agent a guarantee of t h e Liabilities (accompanied by certified resolutions, an incumbency certificate and an opinion of counsel all in form and substance acceptable to the Arrangers) on the same terms as the guarantee of such Indebtedness except that (A) if the guarantee of Indebtedness is required to be subordinated to the Indebtedness under any Senior Subordinated Note or any related guarantee of a Senior Subordinated Note pursuant to the terms of any Indenture or otherwise, then such guarantee of Indebtedness shall be subordinated to such guarantee of the Liabilities in a manner satisfactory to the Arrangers and
(B) if such Indebtedness is by its terms subordinated to the Liabilities, any such assumption, guarantee or other liability of such Subsidiary with respect to such Indebtedness shall be subordinated to such Subsidiary's assumption, guarantee or other liability with respect to the Liabilities to the same extent as such Indebtedness is subordinated to the Liabilities and (ii) such Subsidiary waives and will not in any manner whatsoever claim or take the b e nefit or advantage of, any rights of reimbursement, indemnity or subrogation or any other rights against the Borrower, Guarantor or any other Subsidiary as a result of any payment by such Subsidiary under such guarantee of the Liabilities; provided, that a Subsidiary shall not have to execute a guarantee under this Section if it has already executed a counterpart to the Significant Subsidiary Guaranty and such Subsidiary's obligations thereunder are then in effect.


                                 ARTICLE VIII

                              EVENTS OF DEFAULT

     SECTION 8.1 Events of Default. The term "Event of Default" shall mean each of the following events:

       SECTION 8.1.1 Non-Payment of Liabilities. The Borrower shall default in the payment or prepayment when due of any principal of any Note, or the Borrower shall default (and such default shall continue unremedied for a period of three Business Days) in the payment when due, whether at stated maturity, by accelerations, or otherwise, of interest on any Note, of any commitment fee or of any other Liability.

        SECTION 8.1.2 Non-Performance of Certain Covenants. The Borrower or the Guarantor shall default in the due performance and observance of any of its obligations under Section 7.2 and such default shall continue unremedied for 20 days after notice thereof shall have been given to the Borrower or the Guarantor by the Agent or the holder of any Note.

        SECTION 8.1.3 Certain Defaults on Other Indebtedness or Leases. Any default shall occur under the terms applicable to any Indebtedness or operating lease outstanding in a principal amount exceeding $3,000,000 of the Borrower, the Guarantor or any Subsidiary representing any borrowing or financing or arising under any other lease or material agreement, and such default shall:

          (i) consist of the failure to pay Indebtedness at the maturity thereof; or

           (ii) continue without being cured or waived (so long as such cure or waiver did not involve any payment of principal of such Indebtedness) for a period of time sufficient to permit acceleration of Indebtedness; or

              (iii) consist of any default under the terms applicable to any such capital or operating lease of the Borrower, the Guarantor or any Subsidiary with aggregate remaining lease payments exceeding $3,000,000 which results in the loss of use of the property subject to such lease or involves a default (that is not cured or waived or if cured or waived involved the payment of an amount in excess of $3,000,000) under the terms applicable to any such capital or operating lease of the Borrower, the Guarantor or Subsidiary with aggregate remaining lease payments exceeding $10,000,000.

     SECTION 8.1.4 Bankruptcy, Insolvency, etc. The Borrower, the Guarantor or any Significant Subsidiary shall become insolvent or generally fail to pay, or admit in writing its inability to pay, debts as they become due; or the Borrower, the Guarantor or any Significant Subsidiary shall apply for, consent to, or acquiesce in, the appointment of a trustee, receiver, sequestrator or other custodian for the Borrower, the Guarantor or such Significant Subsidiary or any property of any thereof, or make a general assignment for the benefit of creditors; or, in the absence of such application, consent or acquiescence, a trustee, receiver, sequestrator or other custodian shall be appointed for the Borrower, the Guarantor or any Significant Subsidiary or for a substantial part of the property of any t h e reof and not be discharged within 60 days; or any bankruptcy, reorganization, debt arrangement, or other case or proceeding under any bankruptcy or insolvency law, or any dissolution, winding up or liquidation proceeding, shall be commenced in respect of the Borrower, the Guarantor or any Significant Subsidiary, and, if such case or proceeding is not commenced by the Borrower, the Guarantor or such Significant Subsidiary, such case or proceeding shall be consented to or acquiesced in by the Borrower, the Guarantor or such Significant Subsidiary or shall result in the entry of an order for relief or shall remain for 60 days undismissed; or the Borrower, the Guarantor or any Significant Subsidiary shall take any corporate action to authorize, or in furtherance of, any of the foregoing.

     SECTION 8.1.5  Change in Control.  Any Change in Control shall occur.

        SECTION 8.1.6 Non-Performance of Other Obligations. The Borrower or the Guarantor shall default in the due performance and observance of any other agreement contained herein or in any Loan Document, and such default shall continue unremedied for a period of 30 days after notice thereof shall have been given to the Borrower by the Agent or the holder of any Note.

     SECTION 8.1.7 Breach of Warranty. Any warranty of the Borrower or the Guarantor in any Loan Document or in any writing furnished after the date of this Agreement by or on behalf of the Borrower or the Guarantor to the Banks for the purposes of or in connection with this Agreement is or shall be incorrect in any material respect when made, and the Borrower or the Guarantor shall not have taken corrective measures with respect thereto satisfactory to the Required Banks within 30 days after notice thereof to the Borrower by the Agent or the holder of any Note.

     SECTION 8.1.8  ERISA.  Any of the following events shall occur:

          (i) Any Pension Plan shall be terminated (or steps shall be instituted to effect such termination), but only if such Pension Plan has any Unfunded Benefit Liabilities at the date of such termination or the date of the institution of such steps, as the case may be, in excess of $3,000,000.

          (ii) The Borrower, the Guarantor or any Subsidiary or Unrestricted Subsidiary shall withdraw or partially withdraw from a Multiemployer Plan (or shall institute steps to effect such withdrawal or partial withdrawal), if as a result thereof the Borrower, the Guarantor or any Subsidiary could be required to make withdrawal liability payments in excess of $3,000,000 in the aggregate.

           (iii) Any Reportable Event (other than any Reportable Event as to which the requirement of giving notice to the PBGC within 30 days has been waived) shall occur with respect to a Pension Plan, and there shall exist a liability or obligation of the Borrower, the Guarantor or any Subsidiary in excess of $3,000,000 with respect to such Reportable Event.

              (iv) A contribution failure occurs with respect to any Pension Plan sufficient to give rise to a lien under section 302(f) of ERISA securing an obligation in excess of $3,000,000.

     SECTION 8.1.9 Judgments. A final judgment to the extent not covered by insurance that, with other such outstanding final judgments against the Borrower, the Guarantor and its Subsidiaries exceeds an aggregate of $3,000,000 shall be rendered against the Borrower or any Subsidiary or the Guarantor and if, within 60 days after entry thereof, such judgment shall not have been discharged or otherwise satisfied or execution thereof stayed pending appeal, or if, within 60 days after the expiration of any such stay, such judgment shall not have been discharged or otherwise satisfied.

        SECTION 8.1.10 AMCE Guaranty or the Significant Subsidiary Guaranty. The AMCE Guaranty or the Significant Subsidiary Guaranty shall cease to be in full force and effect.

     SECTION 8.2 Action if Bankruptcy. If any Event of Default described in S e ction 8.1.4 shall occur, the outstanding principal amount of all outstanding Notes and all other Liabilities shall be and become immediately due and payable, without notice or demand.

     SECTION 8.3 Action if Other Event of Default. If any Event of Default (other than an Event of Default described in Section 8.1.4) shall occur for any reason, whether voluntary or involuntary, and be continuing, the Agent, upon the direction of the Required Banks shall, without notice or demand, declare all or any portion of the outstanding principal amount of the Loans to be due and payable and any or all other Liabilities to be due and payable, whereupon the full unpaid amount of such Loans and any and all other Liabilities which shall be so declared due and payable shall be and become immediately due and payable, without further notice, demand, or presentment.


                                  ARTICLE IX

                                THE ARRANGERS



     SECTION 9.1 Actions. Each Bank and the holder of each Note authorizes the Agent to act on behalf of such Bank or holder under this Agreement and any other Loan Document and, in the absence of other written instructions from the Required Banks received from time to time by the Agent (with respect to which the Agent agrees that it will, subject to the last two sentences of this Section, comply in good faith except as otherwise advised by counsel), to exercise such powers hereunder and thereunder as are specifically delegated to or required of the Agent by the terms hereof and thereof, together with such powers as may be reasonably incidental thereto. The parties hereto acknowledge that the Co-Arranger has no responsibilities in its capacity as an Arranger pursuant to any Loan Document. Each Bank agrees (which agreement shall survive any termination of this Agreement) to indemnify each Arranger, pro rata according to such Bank's Percentage, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements of any kind or nature whatsoever which may at any time be imposed on, incurred by, or asserted against such Arranger in any way relating to or arising out of this Agreement, the Notes, and any other Loan Document, including without l i m i t ation the reimbursement of such Arranger for all reasonable out-of-pocket expenses (including reasonable attorneys' fees) and the reasonably allocated costs of in-house counsel and legal staff incurred by such Arranger hereunder or in connection herewith or in enforcing the Liabilities of the Borrower or the Guarantor under this Agreement or any other Loan Document, in all cases as to which such Arranger is not reimbursed by the Borrower or the Guarantor; provided that no Bank shall be liable for the payment of any portion of such Liabilities, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements determined by a court of competent jurisdiction in a final proceeding to have resulted solely from such Arranger's gross negligence or willful misconduct. The Agent shall not be required to take any action hereunder or under any other Loan Document, or to prosecute or defend any suit in respect of this Agreement or any other Loan Document, unless it is indemnified to its satisfaction by the Banks against loss, costs, liability, and expense. If any indemnity in favor of the Agent shall become impaired, it may call for additional indemnity and cease to do the acts indemnified against until such additional indemnity is given.

        SECTION 9.2 Funding Reliance, etc. Unless the Agent shall have been notified by telephone, confirmed in writing, by any Bank by 5:00 p.m., Atlanta time, on the day prior to a Borrowing, that such Bank will not make available the amount which would constitute its Percentage of such Borrowing on the date specified therefor, the Agent may assume that such Bank has made such amount available to the Agent and, in reliance upon such assumption, make available to the Borrower a corresponding amount. If such amount is made available by such Bank to the Agent on a date after the date of such Borrowing, such Bank shall pay to the Agent on demand interest on such amount at the daily average Federal funds rate quoted by the Agent for the number of days from and including the date of such Borrowing to the date on which such amount becomes immediately available to the Agent, together with such other compensatory amounts as may be required to be paid by such Bank to the Agent pursuant to the Rules for Interbank Compensation of the Council on International Banking or the Clearinghouse Compensation Committee, as the case may be, as in effect from time to time. A statement of the Agent submitted to any Bank with respect to any amounts owing under this paragraph shall be conclusive, in the absence of demonstrable error. If such amount is not in fact made available to the Agent by such Bank within three Business Days after the date of such Borrowing, the Agent shall be entitled to recover such amount, with interest thereon at the rate per annum then applicable to the Loans comprising such Borrowing, within five Business Days after demand, from the Borrower.

          SECTION  9.3    Exculpation.   None of the Arrangers nor any of its
directors, officers, employees, or agents shall be liable to any Bank for any action taken or omitted to be taken by it under this Agreement or any other Loan Document, or in connection herewith or therewith, except for its own willful misconduct or gross negligence, nor responsible for any recitals or warranties herein or therein, nor for the effectiveness, enforceability, validity, or due execution of this Agreement or any other Loan Document, nor to make any inquiry respecting the performance by the Borrower of its obligations hereunder or thereunder. Each Arranger shall be entitled to rely upon advice of counsel concerning legal matters and upon any notice, consent, certificate, statement, or writing which they believe to be genuine and to have been presented by a proper Person.

        SECTION 9.4 Successor. Each Arranger may resign as such at any time upon at least 30 days' prior notice to the Borrower and all Banks. If the Co-Arranger resigns, no successor co-arranger shall be appointed. If the Agent at any time shall resign, the Required Banks may appoint another Bank as a successor Agent which shall thereupon become the Agent hereunder. If no successor Agent shall have been so appointed by the Required Banks, and shall have accepted such appointment, within 30 days after the retiring Agent's giving notice of resignation, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be one of the Banks or a commercial banking institution organized under the laws of the United States and having a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall be entitled to receive from the retiring Agent such documents of transfer and assignment as such successor Agent may reasonably request, and shall thereupon succeed to and become vested with all rights, powers, privileges, and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement.

          SECTION 9.5 Loans by the Arrangers. Each Arranger shall have the same rights and powers with respect to

          (i)  the Loans made by it or any of its Affiliates, and
          (ii) the Notes held by it or any of its Affiliates as any Bank and may exercise the same as if it were not an Arranger.

          SECTION 9.6 Credit Decisions. Each Bank acknowledges that it has, independently of the Arrangers and each other Bank, and based on the financial information referred to in Section 6.4 and such other documents, information, and investigations as it has deemed appropriate, made its own credit decision to extend its Commitment. Each Bank also acknowledges that it will, independently of the Arrangers and each other Bank, and based on such other documents, information, and investigations as it shall deem appropriate at any time, continue to make its own credit decisions as to exercising or not exercising from time to time any rights and privileges available to it under this Agreement or any other Loan Document.

        SECTION 9.7 Copies, etc. The Agent shall give prompt notice to each Bank of each notice or request required or permitted to be given to the Agent by the Borrower pursuant to the terms of this Agreement. The Agent will distribute to each Bank each Instrument received for its account and copies of all other communications received by the Agent from the Borrower for distribution to the Banks by the Agent in accordance with the terms of this Agreement.


                                  ARTICLE X

                                MISCELLANEOUS

          SECTION 10.1 Waivers, Amendments, etc. The provisions of this Agreement and of each Loan Document may from time to time be amended, modified, or waived, if such amendment, modification or waiver is in writing and consented to by the Borrower and the Required Banks; provided, however, that no such amendment, modification, or waiver:

          ( i )       which  would  modify  any  requirement  hereunder  that
     any particular action be taken by all the Banks or by the Required Banks, shall be effective unless consented to by each Bank;

            (ii) which would modify this Section 10.1, change the definition of "Required Banks," increase the Total Commitment Amount or the Percentage of any Bank, reduce any fees described in Article II, or extend the Commitment Termination Date shall be made without the consent of each Bank;

              (iii) which would amend, modify or release any Guaranty of the Guarantor or any Significant Subsidiary shall be made without the consent of each Bank;

          (iv) which would extend the due date for, or reduce the amount of, any payment or prepayment of principal of or interest on any Loan (or reduce the principal amount of or rate of interest on any Loan) shall be made without the consent of the holder of the Note evidencing such Loan; or

               (v) which would affect adversely the interests, rights or obligations of either Arranger qua Arranger shall be made without consent of such Arranger.

No failure or delay on the part of an Arranger, any Bank, or the holder of any Note in exercising any power or right under this Agreement or any other Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such power or right preclude any other or further exercise thereof or the exercise of any other power or right. No notice to or demand on the Borrower in any case shall entitle it to any notice or demand in similar or other circumstances. No waiver or approval by either Arranger, any Bank, or the holder of any Note under this Agreement or any other Loan Document shall, except as may be otherwise stated in such waiver or approval, be applicable to subsequent transactions. No waiver or approval hereunder shall require any similar or dissimilar waiver or approval thereafter to be granted hereunder.

     SECTION 10.2 Notices. All notices and other communications provided to any party hereto under this Agreement or any other Loan Document shall be in writing or by telex or by facsimile and addressed or delivered to it at its address set forth below its signature hereto or at such other address as may be designated by such party in a notice to the other parties. Any notice, if mailed and properly addressed with postage prepaid, shall be deemed given when received; any notice, if transmitted by telex or facsimile, shall be deemed given when transmitted (answerback confirmed in the case of telexes).

          SECTION 10.3 Costs and Expenses. The Borrower agrees to pay all reasonable expenses of each Arranger for the negotiation, preparation, execution, and delivery of this Agreement and each other Loan Document, including schedules and exhibits (including the allocated costs and expenses of in-house counsel and legal staff), and any amendments, waivers, consents, supplements, or other modifications to this Agreement or any other Loan
Document as may from time to time hereafter be required (including the reasonable fees and expenses of counsel for either Arranger from time to time incurred in connection therewith and the allocated costs of in house counsel and legal staff), whether or not the transactions contemplated hereby are consummated, and to pay all expenses of the Arrangers (including reasonable fees and expenses of counsel to either Arranger and the allocated costs of in-house counsel and legal staff) incurred in connection with the preparation and review of the form of any Instrument relevant to this Agreement or any other Loan Document and the consideration of legal questions relevant hereto and thereto or to any restructuring or "work-out" of any Liabilities. The Borrower also agrees to reimburse each Bank upon demand for all reasonable out-of-pocket expenses (including attorneys' fees and legal expenses and allocated costs of in-house counsel and legal staff) incurred by such Bank in enforcing the obligations of the Borrower, the Guarantor or any Significant Subsidiary under this Agreement or any other Loan Document.

        SECTION 10.4 Indemnification. In consideration of the execution and delivery of this Agreement by each Bank and the extension of the Commitments, the Borrower hereby indemnifies, exonerates and holds each Arranger and each Bank and each of its officers, directors, employees, and agents (the "Bank
Parties") free and harmless from and against any and all actions, causes of action, suits, losses, costs, liabilities and damages, and expenses actually incurred in connection therewith (irrespective of whether such Bank Party is a party to the action for which indemnification hereunder is sought), including reasonable attorneys' fees and disbursements (the "Indemnified Liabilities"), incurred by the Bank Parties or any of them as a result of, or arising out of, or relating to

          (i) any transaction financed or to be financed in whole or in part, directly or indirectly, with the proceeds of any Loan;

            (ii) the entering into and performance of this Agreement and any other Loan Document by any of the Bank Parties; or

           (iii) any investigation, litigation, or proceeding related to any acquisition or proposed acquisition by the Guarantor, the Borrower or any Subsidiary of all or any portion of the stock or all or substantially all the assets of any Person, whether or not such Arranger or such Bank is party thereto, except for any such Indemnified Liabilities arising for the account of a particular Bank Party by reason of the relevant Bank Party's breach of this Agreement or of any Loan Document or gross negligence or willful misconduct, and if and to the extent that the foregoing undertaking may be unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law.

     SECTION 10.5 Survival. The obligations of the Borrower under Sections 4.4, 4.5, 10.3, and 10.4, and the obligations of the Banks under Section 9.1, shall in each case survive any termination of this Agreement (as long as a claim is made within a period of one year after such termination). The representations and warranties made by each Loan Party in this Agreement and in each other Loan Document shall survive the execution and delivery of this Agreement and each such other Loan Document.

          SECTION 10.6 Severability. Any provision of this Agreement or any other Loan Document which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or such Loan Document or affecting the validity or enforceability of such provision in any other jurisdiction.

       SECTION 10.7 Headings. The various headings of this Agreement and of each other Loan Document are inserted for convenience only and shall not affect the meaning or interpretation of this Agreement or such Loan Document or any provisions hereof or thereof.

          SECTION 10.8 Counterparts. This Agreement may be executed by the parties hereto in several counterparts, each of which shall be executed by the Borrower, the Guarantor and the Arrangers and be deemed to be an original and all of which shall constitute together but one and the same agreement.

          SECTION 10.9 Governing Law; Entire Agreement. THIS AGREEMENT, THE NOTES, AND EACH OTHER LOAN DOCUMENT SHALL EACH BE DEEMED TO BE A CONTRACT MADE UNDER AND GOVERNED BY THE INTERNAL LAWS OF THE STATE OF NEW YORK. THIS AGREEMENT, THE NOTES, AND THE OTHER LOAN DOCUMENTS CONSTITUTE THE ENTIRE UNDERSTANDING AMONG THE PARTIES HERETO WITH RESPECT TO THE SUBJECT MATTER HEREOF AND SUPERSEDE ANY PRIOR AGREEMENTS, WRITTEN OR ORAL, WITH RESPECT THERETO.

     SECTION 10.10 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that:

          (i) neither the Borrower nor the Guarantor may assign or transfer its rights or obligations hereunder without the prior written consent of all Banks; and

          (ii) the rights of sale, assignment, participation and transfer by the Banks are subject to Section 10.11.

          SECTION 10.11 Sale and Transfers, etc., of Loans and Notes; Participations in Loans and Notes.

          (a) Each Bank may at any time sell to one or more banks or other entities ("Participants") participating interests in all or any portion of its Commitment and Loans or any other rights or interest of such Bank hereunder (in respect of any Bank, its "Credit Exposure"). In the event of any such sale by a Bank of participating interests to a Participant, such Bank shall notify the Borrower of the identity of such Participant, such Bank's obligations under this Agreement shall remain unchanged, such Bank shall remain solely responsible for the performance thereof, such Bank shall remain the holder of any such Note for all purposes under this Agreement, and the Borrower and the Arrangers shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. Except in the case of the sale of a participation to a Bank or an Affiliate of a Bank, any participation permitted hereunder shall be in a minimum amount of at least $5,000,000, and the relevant participation agreement shall not permit the Participant to transfer, pledge, assign, sell participations in or otherwise encumber its portion of the Commitment or Loans. Each Bank agrees that any agreement between such Bank and any such Participant in respect of such participating interest shall not restrict such Bank's right to agree to any amendment, supplement or modification to the Agreement or any of the Loan Documents except to extend the final maturity of any Note, reduce the rate or extend the time of payment of interest thereon or any fees owed to the Banks under this Agreement or any of the Loan Documents, reduce the principal amount of any Note or release any collateral or Guaranty. The Borrower hereby acknowledges and agrees that any such disposition described in this Section will give rise to a direct obligation of the Borrower to the Transferee, and such Participant shall, for purposes of Sections 3.7, 3.8, 3.9, 3.10, 4.4, and 4.5, be considered a Bank and may rely on, and possess all rights under, any opinions, certificates, or other Instruments delivered under or in connection with this Agreement or any other Loan Document; provided, however, that, the Borrower shall only be required to deliver information and data required pursuant to this Agreement to the Bank selling or granting a participation in (in whole or in part) its Credit Exposure.

          (b) Any Bank may at any time assign to one or more banks or other entities ("Assignees") all or any part of its Credit Exposure, provided that (i) unless assigned to an Affiliate of such Bank or another Bank, it assigns its Credit Exposure in an amount not less than $10,000,000 and (ii) any Assignee must be acceptable to the Arrangers and acceptable to the Borrower, whose consent shall not be unreasonably withheld, and the Arrangers' and Borrower's decisions respecting the same shall be made promptly. In the event of any assignment, the assignor Bank shall give notice to the Borrower, the Banks and the Agent and shall deliver to the Agent, for its acceptance and recording in its records, an assignment agreement and any required fee. Upon receipt thereof, the Agent shall, if such assignment has been fully executed and completed, record the information contained therein in the Agent's records. The Borrower and the Banks agree that to the extent of any assignment, the Assignee shall be deemed to have the same rights and benefits with respect to the Borrower under this Agreement and any Notes as it would have had if it were a Bank hereunder; provided that the Borrower and the Agent shall be entitled to continue to deal solely and directly with the assignor Bank in connection with the interests so assigned to the Assignee until the assignment agreement and a fee of $2,000 shall have been delivered to the Agent by the assignor Bank and the Assignee. Upon the assignment of Credit Exposure provided for hereby, the assignor Bank shall be relieved of its obligations hereunder to the extent of such assignment. In the event of any assignment, the Borrower shall, at its sole cost and expense, prepare and deliver to the assignor Bank and to the Assignee new Notes reflecting the effect of such assignment.

          (c)  T h e  Borrower  authorizes  each  Bank  to  disclose  to  any
     Participant or Assignee (each, a "Transferee") and any prospective Transferee any and all financial information in such Bank's possession concerning the Borrower, the Guarantor and any Subsidiary which has been delivered to such Bank by the Borrower, the Guarantor or any Subsidiary pursuant to this Agreement or which has been delivered to such Bank by the Borrower, the Guarantor or any Subsidiary in connection with such Bank's credit evaluation of the Borrower, the Guarantor or any Subsidiary prior to entering into this Agreement.

          SECTION 10.12 Other Transactions. Nothing contained herein shall preclude either Arranger or any other Bank from engaging in any transaction, in addition to those contemplated by this Agreement or any other Loan Document, with the Borrower or any of its Affiliates in which the Borrower or such Affiliate is not restricted hereby from engaging with any other Person.

          SECTION 10.13 Waiver of Jury Trial. THE ARRANGERS, THE BANKS, THE GUARANTOR AND THE BORROWER HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN), OR ACTIONS OF THE
ARRANGERS, SUCH BANKS, OR THE BORROWER. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE ARRANGERS AND SUCH BANKS ENTERING INTO THIS AGREEMENT.

          SECTION 10.14 Consent to Jurisdiction and Service of Process. Any judicial proceedings brought against the Borrower or the Guarantor with respect to this Agreement or any Note may be brought in any state or federal court of competent jurisdiction in the State of New York or the State of Missouri and by the execution and delivery of this Agreement the Borrower accepts the nonexclusive jurisdiction of the aforesaid courts. Service of process may be made by any means authorized by federal law or the law of New York, or Missouri, as the case may be. A copy of any such process so served shall be mailed by registered mail to the Borrower or the Guarantor, as the case may be, at its address set forth below its signature hereto or at such other address as may be designated by the Borrower or the Guarantor, as the case may be, in a notice to the Banks. Nothing herein shall limit the right of any Bank to bring proceedings against the Borrower or the Guarantor in the courts of any other jurisdiction.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the day and year first above written.

                                  AMERICAN MULTI-CINEMA, INC.


                                  By_________________________________
                                    Title:

                                  Address:  106 West 14th Street
                                            Kansas City, Missouri
                                            64105-1977

                                  Telecopy No.:  (816) 421-5744

                                  Attention:  Peter C. Brown

                                  AMC ENTERTAINMENT INC.


                                  By_________________________________
                                    Title:

                                  Address:  106 West 14th Street
                                            Kansas City, Missouri
                                            64105-1977

                                  Telecopy No.:  (816) 421-5744

                                  Attention:  Peter C. Brown
































                                  THE BANK OF NOVA SCOTIA,
Commitment    Percentage          individually and as Agent

$20,000,000     50%

                                  By______________________________
                                    Title:  Senior Assistant Agent

                                  Domestic    Atlanta Agency
                                  Office:     600 Peachtree Street,
                                               N.E.
                                              Suite 2700
                                              Atlanta, Georgia  30308


                                  Telex No.:  00542319

                                  Attention:  Mr. F.C.H. Ashby

                                  LIBOR
                                  Office:  Atlanta Agency
                                           600 Peachtree Street,
                                            N.E.
                                           Suite 2700
                                           Atlanta, Georgia 30308

                                  Telex No.:  00542319

                                  Attention:  Mr. F.C.H. Ashby
                                              Senior Assistant Agent




































Commitment    Percentage          BANK OF AMERICA NATIONAL TRUST
                                    AND SAVINGS ASSOCIATION,
$20,000,000     50%                 as Co-Arranger and as a Bank

                                  By
                                    Title: President

                                  Domestic
                                  Office:  Payment Service
                                           Operation - Number 5693
                                           1850 Gateway Boulevard
                                           Concord, CA  94520

                                  Telex No.:  676-52BANKAMER SFO

                                  Telephone:  (510) 675-7494

                                  Facsimile:  (510) 675-7531

                                  Attention:  Paul Williams

                                  LIBOR
                                  Office:  Payment Service
                                           Operation - Number 5693
                                           1850 Gateway Boulevard
                                           Concord, CA  94520

                                  Telex No.:  676-52BANKAMER SFO

                                  Telephone:  (510) 675-7494

                                  Facsimile:  (510) 675-7531

                                  Attention:  Paul Williams




Total $40,000,000   100.00%

































                               ACKNOWLEDGEMENT

     The undersigned Guarantor hereby acknowledges, consents and agrees to the terms and conditions of the foregoing First Amended and Restated Loan Agreement and all transactions contemplated thereby, and reaffirms that (i) the obligations of the Guarantor under the AMCE Guaranty dated as of August 10, 1992 (the "AMCE Guaranty") continue in full force and effect with respect to the Liabilities (as defined in the AMCE Guaranty) under such First Amended and Restated Loan Agreement and (ii) that the Subordination Agreement dated as of August 10, 1992 remains in full force and effect.

                              AMC ENTERTAINMENT INC.



                              By
                                Title:

















































                                 Schedule 1.1

                             Replaced Facilities


1. 13.60% Senior Subordinated Notes due 2000 of the Guarantor (to be redeemed at an aggregate price of $52,700,000, (representing 105.44% of the principal amount thereof) plus accrued and unpaid interest).

2. 11-7/8% Senior Subordinated Notes due 2001 of the Guarantor (to be redeemed at an aggregate price of $78,600,000 (representing 104.75% of the principal amount thereof) plus accrued and unpaid interest).

3. Loan Agreement, dated as of April 27, 1990 (as amended by the First Amendment thereto dated as of April 25, 1991 by the Second
          Amendment thereto dated as of January 31, 1992), among the Borrower, the Guarantor, BNS, BA and BNS and BA as Co-Agents.
















































                                  SCHEDULE I


                          Unrestricted Subsidiaries






























































EXHIBIT 4(b)







                       SIGNIFICANT SUBSIDIARY GUARANTY

                                     from

                                     the
                           UNDERSIGNED SUBSIDIARIES
                                      OF
                         AMERICAN MULTI-CINEMA, INC.


                                      to


                           THE BANK OF NOVA SCOTIA,

                        BANK OF AMERICA NATIONAL TRUST
                           AND SAVINGS ASSOCIATION

                                     and

                       VARIOUS OTHER COMMERCIAL BANKING
                                INSTITUTIONS,

                                as the Banks,

                           THE BANK OF NOVA SCOTIA,

                                   as Agent

                                     and

                        BANK OF AMERICA NATIONAL TRUST
                           AND SAVINGS ASSOCIATION

                                as Co-Arranger























                       SIGNIFICANT SUBSIDIARY GUARANTY

     FOR VALUE RECEIVED, and in consideration of any loan or other financial accommodation heretofore or hereafter at any time made or granted to AMERICAN MULTI-CINEMA, INC., a Missouri corporation (herein called the "Debtor"), by THE BANK OF NOVA SCOTIA, individually (herein, in such capacity, together with its successors and assigns, called "BNS") and as Agent (herein, in such capacity together with its successors and assigns in such capacity, called the "Agent") and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION, individually (herein, in such capacity together with its successors and assigns in such capacity, called "BA") and as Co-Arranger (herein, in such capacity together with its successors and assigns, called the "Co-Arranger") under the Loan Agreement referred to below, and various other commercial banking institutions who are the "Banks" thereunder (herein, together with BNS, BA and their respective successors and assigns, collectively called the "Banks" and individually called a "Bank"), each of the undersigned hereby unconditionally guarantees the full and prompt payment when due, whether by acceleration or otherwise, and at all times thereafter, of all monetary obligations of the Debtor to any Bank, howsoever created, arising or evidenced, whether direct or indirect, primary or secondary, absolute or contingent, joint or several, or now or hereafter existing or due or to become due (including in all cases all such amounts which would become due but for the operation of the automatic stay under Section 362(a) of the United States Bankruptcy Code, 11 U.S.C. 362(a), and the operation of Sections 502(b) and 506(b) of the United States Bankruptcy Code, 11 U.S.C.
  502(b) and 506(b)) (all such monetary obligations being hereinafter collectively called the "Liabilities"), under and in connection with that certain First Amended and Restated Loan Agreement, dated as of June 14, 1994 (herein, as the same may be amended from time to time, called the "Loan
A g reement"), between the Debtor, AMC Entertainment Inc., a Delaware corporation, the Banks, the Agent and the Co-Arranger and each of the under-signed further agrees to pay all reasonable expenses (including attorneys' fees and legal expenses) paid or incurred by the Banks in endeavoring to collect the Liabilities, or any part thereof, and in enforcing this guaranty.

     Each of the undersigned agrees that, in the event of the dissolution or insolvency of the Debtor or such undersigned, or the inability or failure of the Debtor or such undersigned to pay debts as they become due, or an assignment by the Debtor or such undersigned for the benefit of creditors, or the commencement of any case or proceeding in respect of the Debtor or such undersigned under any bankruptcy, insolvency or similar laws, and if such event shall occur at a time when any of the Liabilities may not then be due and payable, such undersigned will pay to the Banks forthwith the full amount which would be payable hereunder by such undersigned if all Liabilities were then due and payable. To secure all obligations of each of the undersigned hereunder, each Bank shall have a right to, and may, without demand or notice of any kind, at any time and from time to time when any amount shall be due and payable by such undersigned hereunder, set off, appropriate and apply toward the payment of such amount, in such order of application as such Bank may elect any and all balances, credits, deposits (general or special, time or demand, provisional or final), accounts or moneys of or in the name of such undersigned now or hereafter with such Bank.














          This guaranty shall in all respects be a continuing, absolute and u n c onditional guaranty, and shall remain in full force and effect ( n otwithstanding, without limitation, the dissolution of any of the undersigned or that at any time or from time to time all Liabilities may have been paid in full), until all Liabilities (including any extensions or renewals of any thereof) and all interest thereon and all expenses (including attorneys' fees and legal expenses) paid or incurred by each Bank in endeavoring to collect the Liabilities and in enforcing this guaranty shall have been finally paid in full.

       Each of the undersigned further agrees that, if at any time all or any part of any payment theretofore applied by any Bank to any of the Liabilities is or must be rescinded or returned by such Bank for any reason whatsoever (including, without limitation, the insolvency, bankruptcy or reorganization of the Debtor), such Liabilities shall, for the purposes of this guaranty, to the extent that such payment is or must be rescinded or returned, be deemed to have continued in existence, notwithstanding such application by such Bank, and this guaranty shall continue to be effective or be reinstated, as the case may be, as to such Liabilities, all as though such application by such Bank had not been made.

         Each Bank may, from time to time, at its sole discretion and without notice to the undersigned (or any of them), take any or all of the following actions without impairing the obligation of the undersigned under this guaranty: (a) retain or obtain a lien upon or a security interest in any property to secure any of the Liabilities or any obligation hereunder;
(b) retain or obtain the primary or secondary obligation of any obligor or obligors, in addition to the undersigned, with respect to any of the Liabilities; (c) extend or renew for one or more periods (whether or not longer than the original period), alter or exchange any of the Liabilities, or release or compromise any obligation of any of the undersigned hereunder or any obligation of any nature of any other obligor with respect to any of the Liabilities; (d) release or fail to perfect its lien upon or security interest in, or impair, surrender, release or permit any substitution or exchange for, all or any part of any property securing any of the Liabilities or any obligation hereunder, or extend or renew for one or more periods (whether or not longer than the original period) or release, compromise, alter or exchange any obligations of any nature of any obligor with respect to any such property; and (e) resort to the undersigned (or any of them) for payment of any of the Liabilities, whether or not such Bank (i) shall have resorted to any property securing any of the Liabilities or any obligation hereunder or (ii) shall have proceeded against any other of the undersigned or any other obligor primarily or secondarily obligated with respect to any of the Liabilities (all of the actions referred to in preceding clauses (i) and (ii) being hereby expressly waived by the undersigned).

       Any amounts received by the Banks from whatsoever source on account of the Liabilities may be applied by the Banks, toward the payment of such of the Liabilities, and in such order of application, as the Banks may from time to time elect.

         Until such time as the Banks shall have received payment of the full amount of all Liabilities and of all obligations of the undersigned hereunder, no payment made by or for the account of the undersigned (or any of them) pursuant to this guaranty shall entitle any of the undersigned by subrogation or otherwise to any payment by the Debtor or from or out of any property of the Debtor and none of the undersigned shall exercise any right or remedy against the Debtor or any property of the Debtor by reason of any performance by such undersigned of this guaranty.

          Each of the undersigned hereby expressly waives: (a) notice of the acceptance by the Banks of this guaranty; (b) notice of the existence or creation or non-payment of all or any of the Liabilities; (c) presentment, demand, notice of dishonor, protest, and all other notices whatsoever; and
(d) all diligence in collection or protection of or realization upon the Liabilities or any thereof, any obligation hereunder, or any security for or guaranty of any of the foregoing.

        The creation or existence, with or without notice to the undersigned, from time to time of Liabilities in excess of the amount to which the right of recovery under this guaranty is limited shall not in any way affect or impair the rights of the Banks and the obligation of the undersigned under this guaranty.

     The Banks may, from time to time, without notice to the undersigned (or any of them), assign or transfer any or all of the Liabilities or any interest therein; and, notwithstanding any such assignment or transfer or any subsequent assignment or transfer thereof, such Liabilities shall be and remain Liabilities for the purposes of this guaranty, and each and every immediate and successive assignee or transferee of any of the Liabilities or of any interest therein shall, to the extent of the interest of such assignee or transferee in the Liabilities, be entitled to the benefits of this guaranty to the same extent as if such assignee or transferee were a Bank; provided, however, that, unless any Bank shall otherwise consent in writing, such Bank shall have an unimpaired right, prior and superior to that of any such assignee or transferee, to enforce this guaranty, for the benefit of such Bank, as to those of the Liabilities which such Bank has not assigned or transferred.

     No delay on the part of any Bank in the exercise of any right or remedy shall operate as a waiver thereof, and no single or partial exercise by any Bank of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy; nor shall any modification or waiver of any of the provisions of this guaranty be binding upon any Bank except  as  expressly  set  forth  in  a writing duly signed and delivered on behalf of such Bank. No action of any Bank permitted hereunder shall in any way affect or impair the rights of such Bank and the obligations of the undersigned under this guaranty. For the purposes of this guaranty,
Liabilities shall include all obligations of the Debtor to the Banks under and in connection with the Loan Agreement, notwithstanding any right or power of the Debtor or anyone else to assert any claim or defense as to the invalidity or unenforceability of any such obligation, and no such claim or defense shall affect or impair the obligations of the undersigned hereunder. The obligations of the undersigned under this guaranty shall be absolute and unconditional irrespective of any circumstance whatsoever which might constitute a legal or equitable discharge or defense of the undersigned (or any of them). Each of the undersigned hereby acknowledges that there are no conditions to the effectiveness of this guaranty.












     Each of the undersigned hereby warrants and represents to the Banks that such undersigned now has and will continue to have independent means of obtaining information concerning the affairs, financial condition and business of the Debtor. The Banks shall not have any duty or responsibility to provide the undersigned (or any of them) with any credit or other informa-tion concerning the affairs, financial condition or business of the Debtor which may come into any Bank's possession.

       The undersigned hereby further warrant and represent to the Banks that
(a) the execution and delivery of this guaranty, and the performance by each of the undersigned of its obligations hereunder, are within the corporate right, power, authority and capacity of such undersigned and have been duly authorized by all necessary corporate action on the part of such undersigned, and (b) this guaranty has been duly executed and delivered on behalf of each of the undersigned and is the legal, valid and binding obligation of such undersigned, enforceable in accordance with its terms, the making and performance of which do not and will not contravene or conflict with the charter or by-laws of such undersigned or violate or constitute a default under any law, any presently existing requirement or restriction imposed by judicial, arbitral or any governmental instrumentality or any agreement, instrument or indenture by which such undersigned is bound.

     Anything else in this guaranty notwithstanding, each of the undersigned shall be liable under this guaranty only for the maximum amount of such liability that can be incurred by such undersigned without rendering this guaranty, as it relates to such undersigned, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer, and not for any greater amount; provided, however, that the foregoing limitation shall not be construed, as between the Banks and any other creditor of the Debtor or any of the undersigned whose claim is subordinated to the claim of the Banks with respect to the Liabilities, to adversely affect the extent of such subordination.

          This guaranty shall be binding upon the undersigned, and upon the successors and assigns of the undersigned; and to the extent that the Debtor or any of the undersigned is either a partnership or a corporation, all references herein to the Debtor and to such of the undersigned, respectively, shall be deemed to include any successor or successors, whether immediate or remote, to such partnership or corporation. The term "undersigned" as used herein shall mean all parties executing this guaranty and each of them, and all such parties shall, subject to the limitation on right of recovery in the i m m ediately preceding paragraph, be jointly and severally obligated hereunder.

     This guaranty may be executed in any number of counterparts and by the different parties hereto on separate counterparts, and such counterparts shall together constitute one and the same guaranty. At any time after the date of this guaranty, one or more additional persons or entities may become parties hereto by executing and delivering to the Agent a counterpart of this guaranty. Immediately upon such execution and delivery (and without any further action), each such additional person or entity will become a party to, and will be bound by all of the terms of, this guaranty.














     THIS GUARANTY SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK. Wherever possible each provision of this guaranty shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this guaranty shall be prohibited by or invalid under such law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this guaranty.

       THE UNDERSIGNED HEREBY EXPRESSLY WAIVE ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING TO ENFORCE OR DEFEND ANY RIGHTS UNDER THIS GUARANTY OR UNDER ANY AMENDMENT, INSTRUMENT, DOCUMENT OR AGREEMENT DELIVERED OR WHICH MAY IN THE FUTURE BE DELIVERED IN CONNECTION HEREWITH, AND AGREE THAT ANY SUCH ACTION OR PROCEEDING SHALL BE TRIED BEFORE A COURT AND NOT BEFORE A JURY.

         Each of the undersigned agrees that any judicial proceedings brought against such undersigned with respect to this guaranty may be brought in any state or federal court of competent jurisdiction in the State of New York and by the execution and delivery of this guaranty, each of the undersigned accepts the nonexclusive jurisdiction of the aforesaid courts. Service of process may be made by any means authorized by federal law or the law of New York, as the case may be. A copy of any such process so served shall be mailed by registered mail to such undersigned at 106 West 14th Street, Kansas City, Missouri 64105-1977, Telecopy No.: (816) 421-5744, Attention Peter C. Brown, the address, if any, opposite its signature on any counterpart signature page hereto or at such other address as may be designated by such undersigned in a notice to the Banks. Nothing herein shall limit the right of any Bank to bring proceedings against any of the undersigned in the courts of any other jurisdiction.






































SIGNED AND DELIVERED as of this 14th day of June, 1994.


                              BUDCO THEATRES, INC.


                              By:
                                Title:



                              CONCORD CINEMA, INC.


                              By:
                                Title:



                              AMC REALTY, INC.


                              By:
                                Title:



                              CONSERVCO, INC.


                              By:
                                Title:



                              AMC CANTON REALTY, INC.


                              By:
                                Title:




                              AMC PHILADELPHIA, INC.


                              By:
                                Title:



                              AMC FILM MARKETING, INC.













                              By:
                               Title:



                              The undersigned is executing a counterpart hereof for purposes of becoming a party hereto:




                              By:
Address:                       Title:




















































  a) Exhibit 11

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
            STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                   (in thousands, except per share amounts)

                                                               (Unaudited)
                                                                Thirteen
                                                               Weeks Ended
                                                            6/30/94    7/1/93

Net earnings                                            $  1,571   $  3,790

Preferred dividends                                      (1,750)          -

Net earnings (loss) applicable to common stock
 for primary and fully diluted earnings per share      $   (179)   $  3,790

Average shares for primary earnings per share:

 Weighted average number of shares outstanding            16,442     16,269

 Stock options outstanding whose effect is dilutive            -         20

 Total shares outstanding                                 16,442     16,289

Average shares for fully diluted earnings per share:

 Weighted average number of shares outstanding            16,442     16,269

 Stock options outstanding whose effect is dilutive            -         20

 Total shares outstanding                                 16,442     16,289

Primary earnings (loss) per share                       $   (.01)  $    .19

Fully diluted earnings (loss) per share                 $   (.01)  $    .19