Form 10-Q
period 1994-09-29
AMC ENTERTAINMENT INC ET AL
filed 1994-11-01
CIK 722077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

  (mark one)
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 29, 1994

                                      or

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

                            Yes    x    No ________

  Title of Each Class of Common Stock      Outstanding at September 29, 1994

  Common Stock, 66 2/3 cents par value                5,302,630

  Class B Stock, 66 2/3 cents par value              11,157,000














                    AMC ENTERTAINMENT INC. AND SUBSIDIARIES
    PERIODS (26 AND 13 WEEKS) ENDED SEPTEMBER 29, 1994, SEPTEMBER 30, 1993
                   AND YEAR (52 WEEKS) ENDED MARCH 31, 1994

                                     INDEX
                                                               Page Number

  PART I.     FINANCIAL INFORMATION

     ITEM 1.  CONSOLIDATED STATEMENTS OF OPERATIONS                  3
              CONSOLIDATED BALANCE SHEETS                            4

              CONSOLIDATED STATEMENTS OF CASH FLOWS                  5
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY        7

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             8


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION         12

  PART II.    OTHER INFORMATION                                      16
    ITEM 1.   LEGAL PROCEEDINGS

              SIGNATURES                                             17
    ITEM 6A.  EXHIBITS AND REPORTS ON FORM 8-K

              EXHIBIT 10 - EMPLOYMENT AGREEMENTS
              A)PETER C. BROWN                                       18
              B)PHILIP M. SINGLETON                                  24

              EXHIBIT 11 - STATEMENT REGARDING COMPUTATION
               OF PER SHARE EARNINGS                                 30

              EXHIBIT 27 - FINANCIAL DATA SCHEDULE                   32

    ITEM 6B.  REPORTS ON FORM 8-K                                    31


                                       2

                    AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                (Unaudited)          (Unaudited)
                                  Thirteen           Twenty-six      Fifty-two
                                Weeks Ended          Weeks Ended     Weeks Ended
                          9/29/94   9/30/93     9/29/94    9/30/93   3/31/94
  Revenues
   Admissions              $108,347  $116,456    $193,227   $210,182  $389,454
   Concessions               50,577    53,233      89,506     95,318   176,274
   Other                      5,667     5,061      10,339      9,869    21,725

   Total revenues           164,591   174,750     293,072    315,369   587,453

  Expenses
   Film rentals              58,350    62,991      98,634    111,173   197,461
   Concession merchandise     7,493     7,639      14,011     14,279    26,349
   Other                     59,996    61,119     114,629    116,439   225,367




   Total cost of
  operations                125,839   131,749     227,274    241,891   449,177
   Depreciation and
  amortization                9,801     9,598      18,161     19,422    38,048
   General and
  administrative
   expenses                   9,983    10,134      19,603     18,449    39,492

   Total expenses           145,623   151,481     265,038    279,762   526,717

   Operating income          18,968    23,269      28,034     35,607    60,736

  Other expense (income)
   Interest expense
  Corporate borrowings        6,458     6,226      12,623     12,974    25,699
  Capitalized leases          2,863     2,803       5,658      5,541    10,676
   Investment income        (2,954)     (438)     (5,517)    (1,034)   (1,156)
   Minority interest              -         -           -     (1,599)   (1,599)
   Loss (gain) on
   disposition of assets         77        21          75         78      (296)

  Earnings before income
   taxes                     12,524    14,657      15,195     19,647    27,412
  Income tax provision        5,100     6,000       6,200      7,900    12,100

  Net earnings                7,424     8,657       8,995     11,747    15,312

  Preferred dividends         1,750         -       3,500          -       538
  Net earnings for
   common shares             $5,674    $8,657      $5,495   $ 11,747  $ 14,774

  Earnings per share         $ .34     $ .52       $ .33       $.72       $.89

  Weighted average number of
   shares outstanding        16,632    16,499      16,537     16,364    16,521

                    See Notes to Consolidated Financial Statements
                                           3

                        AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)
                                        ASSETS
                                                       (Unaudited)

                                                9/29/94    9/30/93  3/31/94
  Current assets:
   Cash and equivalents                         $ 21,858   $ 37,045 $ 32,319
   Investments                                   127,307          -  119,150
   Receivables, net of allowance for doubtful
  accounts of $1,177 at September 29, 1994,
  $1,270 at March 31, 1994 and $601 at
  September 30, 1993                               9,044      8,061    9,197
   Other current assets                           15,177      8,840   11,575
   Total current assets                          173,386     53,946  172,241
  Property, net                                  254,200    272,353  252,861
  Intangible assets, net                          46,895     40,677   49,403
  Other long-term assets                          23,889     26,264   26,771

   Total assets                                 $498,370   $393,240 $501,276



                         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                             $ 27,256   $ 27,554 $ 28,706
   Accrued expenses and other liabilities         39,876     43,014   48,053
   Estimated IRS settlement                        3,389      3,146    3,146
   Current maturities of borrowings and
  capital lease obligations                        2,375      2,654    2,168

   Total current liabilities                      72,896     76,368   82,073
  Corporate borrowings                           200,149    200,113  200,115
  Capital lease obligations                       65,973     66,738   65,905
  Other long-term liabilities                     23,483     18,855   22,779

   Total liabilities                             362,501    362,074  370,872
  Commitments and contingencies

  Stockholders' equity
   Cumulative Convertible Preferred stock;
  4,000,000 shares issued and outstanding;
   (aggregate liquidation preference of
   $100,000)                                       2,667          -    2,667
   Common stock; 5,302,630 shares issued
  and outstanding at September 29, 1994,
  5,266,830 shares at March 31, 1994
  and 4,678,130 shares at September 30, 1993       3,535      3,119    3,511
   Class B stock; 11,157,000 shares issued and
  outstanding at September 29, 1994 and
  March 31, 1994 and 11,730,000 shares
  at September 30, 1993                            7,438      7,820    7,438
   Additional paid-in capital                    107,130     13,955  106,951
   Retained earnings                              15,099      6,272    9,837
  Total stockholders' equity                     135,869     31,166  130,404

  Total liabilities and stockholders' equity    $498,370   $393,240 $501,276
                    See Notes to Consolidated Financial Statements

                                           4

                        AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                    (Unaudited)
                                                    Twenty-six      Fifty-two
                                                    Weeks Ended     Weeks Ended
  INCREASE (DECREASE) IN CASH AND EQUIVALENTS      9/29/94 9/30/93  3/31/94
   CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $8,995  $ 11,747 $ 15,312
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
  Depreciation and amortization - property         14,743    14,612   29,074
   - other assets                                   3,418     2,878    7,075
  Loss (gain) on sale of long-term assets              75        78     (296)
  Change in assets and liabilities net of
   effects from acquisitions:
   Receivables                                        153    (1,707)  (2,843)
   Other current assets                            (3,602)    1,093   (1,925)
   Accounts payable                                (1,450)    4,290    5,187
   Accrued expenses and other liabilities          (7,473)    4,041   13,542



   Estimated IRS settlement                           243    (1,650)  (1,650)
  Other, net                                       (1,833)    2,236      204
   Total adjustments                                4,274    25,871   48,368

  Net cash provided by operating activities        13,269    37,618   63,680
   CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisitions                           (15,118)   (4,226) (10,651)
  Investment in real estate                        (6,195)        -        -
  Investments in short term instruments, net       (8,157)   26,109  (93,041)
  Proceeds from sale of other investments          11,689         -        -
  Purchase of partnership interest,
  net of cash acquired                                  -    (8,486)  (8,486)
  Proceeds from disposition of property                30       140    1,270
  Other, net                                       (1,373)       (6)    (597)
  Net cash provided by (used in)
  investing activities                            (19,124)   13,531 (111,505)
   CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit agreements            -    30,000   30,000
  Repayments under line of credit agreements            -   (30,000) (30,000)
  Principal payments under capital leases          (1,059)     (876)  (1,700)
  Repayment of acquired subsidiary indebtedness         -   (37,000) (37,000)
  Other repayments                                    (17)   (1,119)  (1,720)
  Proceeds from issuance of common stock              203     1,248    1,321
  Proceeds from issuance of preferred stock             -         -   95,600
  Dividends paid on preferred stock                (3,733)        -        -
  Deferred financing costs                              -      (354)    (354)

  Net cash provided by (used) in financing
  activities                                       (4,606)  (38,101)  56,147

  NET INCREASE (DECREASE) IN CASH AND
   EQUIVALENTS                                    (10,461)   13,048    8,322

  CASH AND EQUIVALENTS AT BEGINNING OF PERIOD      32,319    23,997   23,997
  CASH AND EQUIVALENTS AT END OF PERIOD          $ 21,858  $ 37,045 $ 32,319

                                           5

                        AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands, except narratives)

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                     (Unaudited)
                                                     Twenty-six     Fifty-two
                                                    Weeks Ended   Weeks Ended
                                                   9/29/94 9/30/93    3/31/94

  Capital lease obligations incurred in
   connection with property acquired               $1,363  $ 3,278  $ 5,219


     On May 28, 1993, a wholly-owned subsidiary of American Multi-Cinema, Inc. ("AMC"), acquired a fifty percent partnership interest in Exhibition Enterprises Partnership ("EEP") from TPI Entertainment, Inc.Together with thepartnership interest already owned, EEP became wholly-owned by subsidiaries of AMC.Cash and equivalents held by EEP at May 28, 1993 totaled $9,014,000.Liabilities assumed from the May 28, 1993 transaction follows:



          Fair value of assets acquired
           (including cash and equivalents)              $ 70,170
          Cash paid                                       (17,500)

          Liabilities assumed                            $ 52,670

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                 (Unaudited)
                                                  Twenty-Six     Fifty-two
                                                 Weeks Ended     Weeks Ended
                                                9/29/94   9/30/93   3/31/94
  Cash paid during the period for:

   Interest (net of amounts capitalized)        $ 18,262  $ 18,645  $ 35,742
   Income taxes                                   11,603     3,498    13,659
   Income taxes resulting from IRS settlement        157     1,650     1,650

  Cash received during the period for:

   Interest and dividend income                    2,548       968    1,973
   Income tax refunds                                  -       106      417


                 See Notes to Consolidated Financial Statements
                                        6







































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
                              Preferred Stock   Common Stock     Class B Stock   Paid-in   Earnings   Stockholders'
                            Shares  Amount    Shares  Amount    Shares   Amount  Capital   (Deficit) Equity
                                                     <c

   Balance, April 1, 1993        -      $-  4,539,380 $3,026 11,730,000  $7,820  $12,800   $(5,475)   $ 18,171
    Net earnings for
    the twenty-six
   weeks ended
   September 30, 1993            -       -          -      -          -       -        -     11,747     11,747

    Net proceeds from sale of
    Common Stock                 -       -    138,750     93          -       -    1,155          -      1,248

   Balance, September 30, 1993   -       -  4,678,130  3,119 11,730,000   7,820  13,955      6,272       31,166
    Net earnings for the
   twenty-sixweeks ended
   March 31, 1994                -       -          -      -          -       -       -      3,565        3,565

    Net proceeds from sale
   of Common Stock               -       -     15,700     10          -       -      63          -           73

    Net proceeds from
   sale of
   Preferred Stock       4,000,000   2,667          -      -          -       -  92,933          -       95,600
    Conversion of
    Class B Stock                -       -    573,000    382  (573,000)   (382)       -          -            -

   Balance,
   March 31, 1994        4,000,000   2,667  5,266,830  3,511 11,157,000   7,438 106,951      9,837      130,404
    Net earnings for
   the twenty-six
   weeks ended
    September 29, 1994           -       -          -      -          -       -       -      8,995        8,995

    Net proceeds from sale
   of Common Stock               -       -     35,800     24          -       -     179          -          203

    Dividends declared:
   $1.75 Preferred Stock         -       -          -      -          -       -       -    (3,733)      (3,733)
   Balance,
    September 29, 1994   4,000,000  $2,667  5,302,630 $3,535 11,157,000  $7,438$107,130    $15,099     $135,869

                                                 See Notes to Consolidated Financial Statements
                                                                       7


































                    AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1994
                                  (UNAUDITED)

  NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

      AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres.

      In the opinion of management, the accompanying consolidated financial data contains all adjustments (which comprise only normal recurring accruals) necessary to present fairly its financial position as of September 29, 1994 and September 30, 1993 and the results of operations and cash flows.

      The interim consolidated financial data is submitted in response to the requirements of Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's 1994 annual report.

      Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 29, 1994 are not necessarily indicative of the results to be expected for the entire year.

  Fiscal Year
      The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March (March 30, 1995 for the current year, which includes fifty-two weeks and March 31, 1994 for the prior year, which included fifty-two weeks).

  Earnings Per Share
      Primary earnings per share is computed based upon net earnings for the period less preferred stock dividends divided by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive.

  Presentation
      Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.Such amounts were not material.


  NOTE 2 - ACQUISITION OF EXHIBITION ENTERPRISES PARTNERSHIP

      On May 28, 1993, the Company completed the acquisition of the remaining partnership interest in Exhibition Enterprises Partnership("EEP") for $17,500,000 in cash.At the time of the acquisition EEP owned 60 theatres containing 452 screens which were managed by the Company.The acquisition also required the repayment of $37,000,000 in EEP bank indebtedness, which was funded by borrowings under a revolving line of credit of $30,000,000 together with cash on hand.The acquisition was accounted for under the purchase method of accounting and EEP was consolidated, for financial reporting purposes, as a wholly-owned subsidiary.

      For fiscal 1994, the Company accounted for its investment in EEP on a consolidated basis by including EEP'srevenues and expenses in the Consolidated Statement of Operations beginning April 2, 1993.One-half of EEP's net loss for the period April 2, 1993 through May 27, 1993 ($1,599,000) has been recorded as minority interest in the Consolidated Statement of Operations.


  NOTE 3 - BORROWINGS

  Loan Agreement
      Effective August 10, 1992, AMC entered into a three year loan agreement with two banks to provide a revolving line of credit of up to $40,000,000 for working capital and other general corporate purposes, which loan agreement was amended and restated as of June 14, 1994 (the "Credit Facility").The Company has the option to borrow at rates based on either the bank's base rate or LIBOR and is required to pay an annual commitment fee based on margin ratios that could result in a rate between 1/4 and 1/2 of 1% on the unused amount of the commitment.At September 29, 1994, AMC had no borrowings on the Credit Facility and could borrow up to $40,000,000 as provided in the loan agreement.

      The Credit Facility includes several financial covenants.The Company is required to maintain a maximum net debt to consolidated EBITDA ratio of 4.50 to 1 and a minimum fixed charge coverage ratio of 1.40 to 1.In addition, the Credit Facility among other things (i) generally limits the Company's capital expenditures to $100,000,000 per year, reduced by the amount of investments made during such year in any entity which is not a guarantor of the Credit Facility, and (ii) generally limits investments in entities which are not guarantors of the Credit Facility, or which do not become wholly-owned subsidiaries of AMC as a result of the investment, to $100,000,000 in the aggregate, plus the greater of 25% of free cash flow or 50% of consolidated net income (minus 100% of consolidated net income ifnegative), as defined in the Credit Facility, from August 2, 1992.As of September 29, 1994, the Company has satisfied all financial covenants relating to the Credit Facility.

      The Credit Facility permits the Company to pay dividends as long as the amount of dividends and other restricted payments in any four consecutive fiscal quarters (a "Relevant Period") is less than the amount by which consolidated EBITDA exceeds the product of 1.4 times fixed charges for the four consecutive fiscal quarters ended immediately before the Relevant Period, as defined in the Credit Facility. At September 29, 1994, after deducting preferred dividends declared, the most restrictive covenant in the Credit Facility would allow the Company to pay a cash dividend of approximately $38,844,000.


  NOTE 4 - PROPERTY

      A summary of property follows (in thousands):

                                                 (Unaudited)
                                             9/29/94    9/30/93   3/31/94
  Property owned:
  Land                                       $ 23,045  $ 20,239  $ 20,239
  Buildings and improvements                   87,338    86,552    86,177
  Furniture, fixtures and equipment           163,200   166,755   160,944
  Leasehold improvements                      120,015   116,664   116,496

                                             393,598    390,210   383,856

  Less - accumulated depreciation
   and amortization                          182,330    163,990   174,229

                                             211,268    226,220   209,627
  Property leased under capitalized leases:
  Buildings                                   69,723     69,495    68,162
  Less - accumulated amortization             26,791     23,362    24,928

                                              42,932     46,133    43,234

  Net property                              $254,200   $272,353  $252,861


  NOTE 5 - CONTINGENCIES

      The Company, in the normal course of business, is party to various legal actions.Management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition or results of operations of the Company.The following paragraphs summarize significant litigation and proceedings to which the Company is a party.

      Income Tax Litigation.The Company has been in litigation with the Internal Revenue Service ("IRS") primarily concerning the Company's method, for the years 1975 and 1978 to 1987, inclusive, of reporting, for income tax purposes, film rental deductions in the year paid (cash method) rather than in the year the related film was exhibited (accrual method).These and other issues, including the determination of various credit and loss carrybacks, and issues related to certain capital gains, the dividends received deduction, and the understatement penalty, were the subject of two United States Tax Court cases (Durwood, Inc. v. Commissioner of Internal Revenue, Docket No. 3706-88 filed February 23, 1988 and Durwood, Inc. v. Commissioner of Internal Revenue, Docket No. 3322-91 filed February 22, 1991).

      Settlements have been reached with respect to all issues in each of the tax court cases.The settlements have been approved by the Congressional Joint Committee on Taxation as required by law.On July 26, 1994, the Tax Court entered its decisions in each of these cases.Through September 29, 1994, the Company has recorded provisions totaling approximately $23,351,000, representing the estimated federal and state income taxes and interest resulting from the IRS litigation.Through September 29, 1994, the Company has made payments totaling approximately $19,962,000 to federal and state tax authorities associated with the tax court settlements.Management believes that adequate amounts have been reserved with respect to these income tax matters.


  NOTE 6 - INCOME TAX

      The Company records deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109),
  "Accounting for Income Taxes" using enacted tax laws and rates for the years in which the taxes are expected to be paid.

      The Company has recorded a valuation allowance against deferred tax assets based on the lack of sufficient evidence required under SFAS 109 to support the realizability of the deferred assets. At September 29, 1994, the valuation allowance amounted to approximately $22,773,000. Based on increasing positive evidence supporting the potential realizability of the deferred tax assets, it is possible that this valuation allowance may be decreased in future periods.A reduction in the valuation allowance will increase net income in the period of adjustment.


  NOTE 7 - COMMITMENTS

      The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed.Of the total number of anticipated openings, leases for nine new theatres with 165 screens and leases for the expansion of 40 screens at six existing locations have been finalized.The scheduled completion of construction and theatre openings are at various dates through the fourth quarter of fiscal 1996.The estimated minimum rental payments that may be required under the terms of the leases total approximately $234,000,000.


  NOTE 8 - SALE OF INVESTMENTS

      During the first quarter of fiscal 1995, the Company sold 1,475,144 shares of TPI Enterprises, Inc. common stock for $9,614,000 resulting in a gain of approximately $841,000 which is included in investment income.

      During the second quarter of fiscal 1995, the Company sold 89,600 common shares and 64,000 preferred shares of AmeriHealth, Inc. for $2,166,000 resulting in a gain of approximately $566,000 which is also included in investment income.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

  General
        The Company's revenues are derived principally from box office admissions and theatre concession sales.Additional revenues are derived from other sources such as on-screen advertising and license fees from electronic video games in theatre lobbies.The Company's principal costs of operations are film rentals, concession merchandise and other expenses such as advertising, payroll, occupancy costs and insurance.Set forth below is a summary of operating revenues for the thirteen week and twenty-six week periods ended September 29, 1994 and September 30, 1993.

                       Thirteen      Thirteen      Twenty-Six     Twenty-Six
                    Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                        % of Total     % of Total     % of Total % of Total
                 9/29/94    Rev  9/30/94    Rev  9/29/94   Rev 9/30/93 Rev
                                     (Dollars in thousands)
  Revenues
   Admissions    $108,347   66%  $116,456   67%  $193,227  66% $210,182 67%
  Concessions     50,577   31     53,233   30     89,506  31    95,318 30
  Other            5,667    3      5,061    3     10,339   3     9,869  3

  Total         $164,591  100%  $174,750  100%  $293,072 100% $315,369100%

 Cost of Operations

  Film rental    $58,350   35%  $ 62,991   36%  $ 98,634  34% $111,173 35%
  Concession
  merchandise      7,493    5      7,639    4     14,011   5    14,279  5
  Other           59,996   36     61,119   35    114,629  39   116,439  3

  Total         $125,839   76%  $131,749   75%  $227,274  78% $241,891 77%


 Operating Results
        Total revenues for the twenty-six weeks ended September 29, 1994 decreased $22,297,000, or 7.1%, from the comparable period in fiscal 1994.The decrease in total revenues was partially the result of a decrease in attendance of 5.9% which lowered admission and concession revenues by $12,331,000 and $5,592,000, respectively.The attendance decline in the current period resulted from record setting attendance in the summer of 1993, when "Jurassic Park" was released, and from a dispute with a major distributor over film terms, which has resulted in the Company receiving less than its normal allocation of film product from that distributor .The Company is taking steps to improve its relationship with this distributor.The decrease in admission revenue was also affected by a decrease in the average ticket price of 2.2% from the previous year, which lowered revenues by $4,624,000.The concession revenue decrease was also due in part to a .6% decrease in concession revenue per patron resulting in lower revenues of $220,000.The Company believes that the drop in concession revenue per patron was primarily due to the public health announcement regarding the health effects of oil utilized for popping popcorn which had a major effect on the sale of such items in the early weeks of the first quarter.The Company has changed the type of oil it uses and believes that sales have returned to previous levels.

        Cost of operations decreased $14,617,000, or 6.0%, from $241,891,000 in the prior period to $227,274,000 currently.Film rental expense decreased $12,539,000, or 11.3%, of which $8,968,000 was due to lower attendance and $3,571,000 due to a decrease in the percentage of revenues paid to distributors.Concession merchandise cost decreased $268,000, or 1.9%, from $14,279,000 in the prior period to $14,011,000 for the twenty-six weeks ended September 29, 1994.This decreasewas the result of lower attendance which decreased expense by $871,000, which was partially offset by a .6% increase in the percentage of revenues paid to suppliers, which increased expense $603,000.Other costs of operations decreased $1,810,000, or 1.6%, from $116,439,000 in the prior period to $114,629,000 for the twenty-six weeks ended September 29, 1994.

        Operating income decreased during the twenty-six weeks ended September 29, 1994 by $7,573,000, or 21.3%, to $28,034,000 from
 $35,607,000 in the prior period.

        General and administrative expense increased $1,154,000, or 6.3%,to $19,603,000 in the current period from $18,449,000 for the twenty-six weeks ended September 30, 1993.The increase was primarily the result of additional payroll, pension costs and expenses related to the restructuring of the division offices.

        Interest expense decreased $234,000, or 1.3%, to $18,281,000 during the twenty-six weeks ended September 29, 1994.The decrease consisted of a $351,000 decrease in interest expense related to corporate borrowings partially offset by $117,000 of additional interest expense associated with capitalized leases.For the first half of fiscal 1994, the Company incurred $507,000 of interest expense from borrowings on its $40,000,000

 Credit Facilitywith its primary banks (the "Credit Facility")which was used to retire Exhibition Enterprises Partnership ("EEP") indebtedness.The Credit Facility has not been utilized in fiscal 1995.

        Investment income increased $4,483,000 from $1,034,000 for the twenty-six weeks ended September 30, 1993 to $5,517,000 currently.This increase is the result of additional interest income of $2,648,000 and an increase in other investment income of $1,835,000.The increase in interest income is due to additional cash and short-term investments as a result of the March 3, 1994 sale of preferred stock. The increase in investment income is due primarily from the sale of stock of TPI Enterprises, Inc. and AmeriHealth, Inc.

        Income from minority interest in the amount of $1,599,000 was recorded in the first quarter of fiscal 1994 relating to TPI
 Entertainment, Inc.'s ("TPIE") share ofthe EEP operating loss from April 2, 1993 through May 27, 1993, prior to the Company's acquisition of TPIE's partnership interest in EEP.

        For the twenty-six weeks ended September 29, 1994, the Company recorded earnings prior to taxes of $15,195,000, a decrease of $4,452,000 compared to earnings of $19,647,000 in the comparable period of the prior year.After taxes, net earnings were $8,995,000 in the current period compared to $11,747,000 for the twenty-six weeks ended September 30, 1993.The net earnings for common shares, after deducting $3,500,000 for preferred dividends, was $5,495,000, or $.33 per share, compared to earnings of $11,747,000, or $.72 per share, in the prior period during which there were no preferred dividends paid.

        Total revenues for the thirteen weeks ended September 29, 1994 decreased 5.8% to $164,591,000, compared to $174,750,000 in the prior year.Admissions revenue decreased $8,109,000, or 7.0%, while concession revenue decreased $2,656,000, or 5.0%.Decreased attendance of 1,767,000 patrons contributed to the majority of the decrease while minimal changes in the average ticket price and concession revenue per patron resulted in the remainder of the decrease.The decrease in revenuesis partially due to the dispute with a distributor, as referred to above.

 Liquidity, Capital Structure and Resources
        On March 3, 1994, the Company sold in a public offering 4,000,000 shares of $1.75 Cumulative Convertible Preferred Stock at a purchase price of $25 per share.The net proceeds to the Company from the sale of the Convertible Preferred were approximately $95.6 million.The Company intends to use such proceeds (i) to improve its domestic theatre circuit through the construction of new theatres, the addition of screens at, or remodeling of, existing theatres and the acquisition of existing theatres from other circuits, (ii) to finance the construction or acquisition of theatres in foreign markets (iii) to repurchase and retire a portion of its debt securities pursuant to open market or privately negotiated purchases or otherwise and (iv) for general corporate purposes.Such new theatres and screens may be acquired pursuant to lease agreements or through acquisition of fee ownership and may be constructed by the Company on a stand alone basis or through partnerships or other arrangements with third parties.The Company's intentionto acquire its debt securities will depend on many factors, including factors beyond its control such as prevailing market prices for the debt securities, and may be subject to limitations in the Indentures, the Credit Facility and other debt instruments to which it is a party.Pending their use for the purposes set forth above, the Company has invested the net proceeds in interest-bearing instruments and other short-term securities.

        The Company's revenues are collected in cash, principally through box office admissions and theatre concession sales. Cash flow from operating activities, as reflected in the Consolidated Statement of Cash Flows, was $13,269,000 and $37,618,000 for the first two quarters of fiscal 1995 and 1994, respectively.The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. This "float" exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admission revenues and the Company is only occasionally required to make advance payments or non-refundable guarantees of film rentals.

        In addition to cash and cash equivalents and short-term investments of $149,165,000 at September 29, 1994, the Company had available to it at such date the total commitment amount under its $40,000,000 Credit Facility. In connection with the acquisition of EEP on May 28, 1993, the Company borrowed $30,000,000 under the Credit Facility, which amount was repaid from cash flow from operations by July 28, 1993. Except for this borrowing, the Company has not utilized the Credit Facility and does not anticipate that it will need to do so.


        Effective June 14, 1994, the Companyamended and restated its Credit Facility.The amended loan agreement provides greater flexibility than the original loan agreement by (i) increasing the maximum allowable net indebtedness to EBITDA ratio to 4.50 to 1 from 4.00 to 1, (ii) increasing allowable capital expenditures (foreign and domestic) plus investments in non-guarantors to $100,000,000 per year from allowable capital expenditures of $25,000,000 per year (of which $10,000,000 could be spent on foreign capital expenditures) and investments in non-guarantors which was limited to $3,000,000, and (iii) liberalize permitted dividends from approximately $6,267,000 under the original loan agreement to approximately $38,844,000 as of September 29, 1994.(See Note 3 of the Company's "Notes to Consolidated Financial Statements.")

        The Company estimates that total capital expenditures will be approximately $50,000,000 in fiscal 1995 (excluding property under capital lease obligations). Such expenditures include normal maintenance capital expenditures of approximately 1.5% of revenues and capital expenditures for expansion of the theatre circuit. Total property acquisitions, including those for refurbishment of existing theatres, excludingcapital lease obligations, were $15,118,000 for the twenty-six weeks ended September 29, 1994.

        The Company recently announcedthat it plans to convert substantially all of its auditoriums to digital sound.The Company intends to sign a contract with the Sony Corporation to provide the equipment for this conversion which may cost as much as $50,000,000 over the next three years.

        During the first two quarters of fiscal 1995, the Company opened two new theatres with 22 screens, added 13 screens at two existing locations and ceased operation of three theatres with 11 screens.The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed.Of the total number of anticipated openings, leases for nine new theatres with 165 screens and leases for the expansion of 40 screens at six existing locations have been finalized.The scheduled completion of construction and theatre openings are at various dates through the fourth quarter of fiscal 1996.The estimated minimum rental payments that may be required under the terms of the leases total approximately $234,000,000.

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

        The Indentures and the Credit Facility contain covenants that, among other things, restrict the type and amount of debt that the Company may incur and impose limitations on the creation of liens, a change of control, transactions with affiliates, mergers,investments, dividends and capital expenditures. The Company does not anticipate that these covenants will materially impede the operation of the Company.


 PART II.OTHER INFORMATION

 ITEM I.LEGAL PROCEEDINGS
        Scott C. Wallace, Derivatively on Behalf of Nominal Defendant AMC Entertainment Inc. v. Stanley H. Durwood, et al., Chancery Court for New Castle County, Delaware (Civil Action No. 12855).On January 27, 1993, plaintiff filed a derivative action on behalf of AMCE against four of its directors, Messrs. Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr. (the "Wallace litigation").AMCE was named as a nominal defendant.The lawsuit alleges breach of fiduciary duties of care, loyalty and candor, mismanagement and waste of assets in connection with the provision of film licensing, accounting and financial services by American Associated Enterprises, a partnership beneficially owned by Mr. Stanley H. Durwood and members of his family, to the Company, certain other transactions with affiliates of the Company, termination payments to a former officer of the Company and other transactions.The lawsuit seeks unspecified money damages and equitable relief and costs, including reasonable attorneys' fees.

        James M. Bird, Derivatively on Behalf of Nominal Defendant AMC Entertainment Inc. v. Stanley H. Durwood, et al., Chancery Court for New Castle County, Delaware (Civil Action No. 12939).On April 16, 1993, plaintiff filed a derivative action on behalf of AMCE against four of its directors, Messrs. Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr., and one of its former directors,Mr. Phillip E. Cohen (the "Bird litigation").AMCE was named as a nominal defendant.The lawsuit alleges many of the same claims that are alleged in the Wallace litigation, as well as claims involving certain transactions with National Cinema Supply Corporation and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc.The lawsuit seeks unspecified money damages and equitable relief and costs, including reasonable attorney's fees.

        On August 20, 1993, the defendants filed motions to dismiss both the Wallace litigation and the Bird litigation.On September 10, 1993, such defendants filed motions to stay discovery pending the court's resolution of defendants' motions to dismiss.On November 1, 1993, the court ordered that discovery be stayed in the Wallace litigation and the Bird litigation pending resolution of the motions to dismiss, except for discovery concerning the fitness of Mr. Wallace to serve as a derivative plaintiff.

        On October 18, 1994, Phillip J. Bogosian, Auginco, Norman M. Werther and Helen K. Werther filed a Motion for Intervention and a Complaint in Intervention in the Wallace litigation.Their motion states in part as grounds for intervention that their absence from the litigation may impair their ability to protect their interests in light of (i) defendants' motion to dismiss Mr. Wallace as unsuitable to serve as derivative plaintiff and (ii) the fact that they have held AMCE stock longer than Mr. Bird and thus may be able to assert claims that Mr. Bird cannot.Their Complaint alleges many of the same claims that are alleged in the Wallace litigation and the Bird litigation, which generally are various breaches of fiduciary duty, waste of assets, mismanagement and constructive fraud.The court has not yet set a date for the hearing on the Motion.

        For additional information relative to legal proceedings, See Note 5 of Notes to Consolidated Financial Statements.


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AMC ENTERTAINMENT INC.




 Date:October 31, 1994
                                                  Peter C. Brown
                                                  Executive Vice President
                                                  and Chief Financial
                                                  Officer





 Date:October 31, 1994
                                                  Richard L. Obert
                                                  Vice President and
                                                  Chief Accounting Officer

    Exhibit 10 A

                               EMPLOYMENT AGREEMENT


        This Employment Agreement is entered into as of September 26, 1994 by and between AMERICAN MULTI-CINEMA, INC., a Missouri corporation (the "Company"), and PETER C. BROWN (the "Employee").



        In consideration of the mutual promises and covenants contained herein, the parties hereto agree as follows:


            1.  Duties.Employee shall devote his full time and attention to the business of the Company, and its affiliates, as reasonably directed from time to time by the Chairman of the Board of the Company or its Board of Directors.


            2.  Term. The term of Employee's employment with the Company,

    pursuant to this Agreement shall be from September 26, 1994 through

    September 26, 1996; subject, however, to termination of Employee's employment pursuant to Section 4 hereafter.On each September 27 hereafter, commencing in 1995, one year shall be added to the term of Employee's employment with the Company under this Agreement, so that as of each September 27 the term of Employee's employment hereunder shall be two years.


            3. Compensation.Employee shall be compensated at a minimum annual base salary ofTwo hundred twenty-seven thousand Dollars

    ($227,000.00) payable semi-monthly during the term of this Agreement,

    plus any payments resulting from an Executive Incentive Plan or other bonus arrangement, if any, as determined from time to time in the sole discretion of the Compensation Committee of the Board of Directors of the Company upon the recommendation of the Chairman of the Board of the

    Company.Subject to the following sentence, all or a portion of any earned bonus may be deferred for a reasonable period of time determined by the

    Compensation Committee of the Board of Directors of the Company upon the recommendation of the Chairman of the Board.The deferred portion will be paid pursuant to and consistent with the Company's compensation policy in effect at the time the bonus is earned, but not later than the end of the term of this Agreement, provided, however, that the deferred portion shall not be paid to Employee if Employee's employment with the Company is terminated under paragraph 4(A) below.Employee shall also receive his appropriate share of all benefits existing from time to time that inure to the benefit of all other executives of the Company, as determined in the sole discretion of the Board of Directors of the Company, such as group insurance, pension plans, thrift plans, stock purchase plans and the like.

        4.  Termination; Severance.


            (A) Termination Without Severance.The employment of Employee with the Company shall terminate without severance upon (i) Employee's resignation or voluntary departure from the Company (except under the circumstances described in paragraph 4(B) below), (ii) Employee's death,
    (iii) the disability of Employee which renders him unable to perform his usual and customary duties for a period of 180 consecutive days, or (iv) a good faith determination by the Board of Directors or the Chairman of the Board that Employee has been dishonest or has committed a breach of trust respecting the Company.


            (B) Termination With Severance; Change in Control.


                (i) The employment of Employee with the Company may be

        terminated with severance at any time (a) by the Board of Directors or the Chairman of the Board of the Company in their or his sole discretion, or (b) by the Employee if Stanley H. Durwood shall hereafter fail to control the Company (as defined below) by reason of its sale, merger or consolidation, orbecause of his death or disability, or for any other reason. For purposes of this Agreement, the term "control" means the possession of the power, acting alone or in concert with others, to direct or cause the direction of the management and policies of the Company, whether through the ownership of voting securities, by contract or otherwise.


                (ii)Upon any termination of Employee's employment pursuant to this paragraph 4(B), the Company shall elect and pay to Employee one of the two alternative severance compensation payments described in clause (a) or (b) below.


                    (a)Installment Payments.An amount equal to twice the
            annual salary of Employee in effect at the time of termination, payable in advance at the beginning of each month in equal monthly installments over the two years immediately following the date of termination;

                    OR

                    (b)Lump-sum Payment.Within 30 days of the date of
            termination, Employee shall receive an amount equal to the net present value of the payments described in paragraph 4(B)(ii)(a) above.The discount of such payments to their net present value shall utilize a discount rate equal to the prime rate of interest published in The Wall Street Journal on the date of termination (such prime rate currently defined in The Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's 30 largest banks) or if such rate is not available, then the prime rate of interest of Boatmen's Bank of Kansas City in effect on the date of termination (hereinafter the "Prime Rate").


            The Company shall have the right to elect either the severance compensation described in clause (a) or (b) above, at its sole

        discretion.Any amounts payable under clause (a) or (b) above shall be reduced by any wages, compensation or income, cash or otherwise,

        received by Employee from sources other than the Company during such two-year period following the date of termination, excluding,

        however, any interest, dividends and other income of Employee generated by passive investment activities of Employee.Employee hereby agrees to use his best efforts to obtain other comparable employment after the date of termination and to maximize the compensation received by Employee from sources other than the Company during such two-year period.Employee shall provide to the Company all records and other documents which relate to his wages, compensation or income for such two-year period other than interest, dividends and other income generated by passive investment activities, including but not limited to, check receipts, Form W-2's, Form 1099's and Form

        K-1's.



            (iii)  Upon any termination of Employee's employment pursuant to

        Paragraph 4(B)(i)(b), the stock options granted to Employee pursuant to the terms of the Stock Option Agreement (the "Option Agreement")

        dated June 14, 1983, between Employee and AMC Entertainment Inc.

        ("AMCE") shall be immediately exercisable by Employee,

        notwithstanding any provisions of the Option Agreement to the

        contrary.AMCE has executed this Agreement below to indicate its agreement to the modification of the terms of the Option Agreement as set forth in this Agreement.



            (iv)Notwithstanding any provision of this Agreement to the contrary, the aggregate value of all severance benefits received by

        Employee under this paragraph 4(B), including without limitation the value of any stock options exercisable by Employee as a result of an event described in paragraph 4(B)(i)(b) and under any other agreement between Employee and the Company, resulting or deemed to result from a change in control, shall not exceed an amount (the "Maximum

        Severance Amount") equal to 299% of Employee's base amount for the five year period immediately preceding the date of termination.For purposes of the preceding sentence:(i) the "aggregate value of all severance benefits" shall be computed in the manner in which the aggregate present value of payments in the nature of compensation which are contingent on a change in control are computed under

        Internal Revenue Code   280G; and (ii) the term "base amount" shall

        have the meaning given to such term in such   280G.In the event the

        Internal Revenue Service makes a retroactive determination or adjustment that results in the aggregate value of the severance benefits received by Employee exceeding the Maximum Severance Amount,

        Employee shall immediately on demand by the Company pay the Company in cash an amount equal to the excess of the aggregate value of the severance benefits over the Maximum Severance Amount.



            (C) Full Satisfaction.The payments described in paragraph 4(B)

    above shall be in full and complete satisfaction of any obligation or liability of the Company to Employee arising from any termination of

    Employee's employment with the Company.



        5.  Confidentiality.Employee acknowledges that he knows and in the future will know information relating to the Company and its affiliated companies and their respective operations that is confidential or a trade

    secret.Such information includes information, whether obtained in writing, in conversation or otherwise, concerning corporate strategy,

    intent and plans, business operations, financing, pricing, costs,

    budgets, equipment, potential locations of new screens, the status, scope and terms of pending negotiations and transactions, the terms of existing or proposed leases, contracts and obligations, and corporate and financial reports.Such confidential or trade secret information does not,

    however, include information in the public domain unless Employee has,

    without authority, made it public.



        Employee agrees:(A)not to disclose such information to anyone except in confidence and as is necessary to the performance of duties for the

    Company; (B) to keep such information confidential; (C) to take appropriate precautions to maintain the confidentiality of such infor-

    mation; and (D) not to use such information for personal benefit or the benefit of any competitor of the Company or any other person.



        Upon termination of his employment with the Company, Employee shall return all materials in his possession or under his control which were prepared by or relate to the Company or its affiliates, including without limitation the "black book" and other materials containing files,

    memoranda, price lists, reports, budgets, employee handbooks and confidential information.



        6.  Survival.Upon termination of Employee's employment with the

    Company, the respective rights and obligations of the Company and

    Employee under Sections 1, 2 and 3 hereof shall cease.However, the

    Company's and Employee's obligations under Sections 4 and 5 hereof shall survive the termination of Employee's employment with the Company.



        7.  Total Compensation.The compensation to be paid to Employee under this Agreement shall be in full payment for all services rendered by

    Employee in any capacity to the Company or any affiliate of the Company,

    as may be reasonably designated from time to time by the Chairman of the

    Board or the Board of Directors of the Company.



        8.  Miscellaneous Provisions.This Agreement shall be binding upon,

    inure to the benefit of and be enforceable by the parties hereto and their respective heirs, personal representatives, successors and permitted assigns.This Agreement shall be governed by the laws of the

    State of Missouri.This Agreement represents the entire agreement of the parties hereto and shall not be amended except by a written agreement signed by all the parties hereto.This Agreement supersedes any prior oral or written agreements or understandings between the Company, or any affiliate of the Company, and Employee concerning Employee's relationship and employment with the Company or any affiliate of the Company.This

    Agreement shall not be assignable by one party without the prior written consent of the other party.



        In witness whereof, the parties have executed this Employment

    Agreement as of the day and year first above written.



                                     "COMPANY"

                                     AMERICAN MULTI-CINEMA, INC.



                                     By:
                                         S. H. Durwood, Chairman of the
                                     Board
                                              and Chief Executive Officer


                                     "EMPLOYEE"




                                     Name:Peter C. Brown


    ACCEPTED AND AGREED:

    AMC Entertainment Inc.


    By:
        S.H. Durwood, Chairman of
             the Board

    Exhibit 10 B
                               EMPLOYMENT AGREEMENT


        This Employment Agreement is entered into as of September 26, 1994 by and between AMERICAN MULTI-CINEMA, INC., a Missouri corporation (the

    "Company"), and PHILIP M. SINGLETON (the "Employee").


        In consideration of the mutual promises and covenants contained herein, the parties hereto agree as follows:



        1. Duties.Employee shall devote his full time and attention to the business of the Company, and its affiliates, as reasonably directed from time to time by the Chairman of the Board of the Company or its Board of Directors.



        2. Term. The term of Employee's employment with the Company, pursuant to this Agreement shall be from September 26, 1994 through

    September 26, 1996; subject, however, to termination of Employee's employment pursuant to Section 4 hereafter.On each September 27 hereafter, commencing in 1995, one year shall be added to the term of

    Employee's employment with the Company under this Agreement, so that as of each September 27the term of Employer's employment hereunder shall be two years.


        3.  Compensation.Employee shall be compensated at a minimum annual base salary ofTwo hundred sixty-six thousand Dollars ($266,000.00) payable semi-monthly during the term of this Agreement, plus any payments resulting from an Executive Incentive Plan or other bonus arrangement, if any, as determined from time to time in the sole discretion of the

    Compensation Committee of the Board of Directors of the Company upon the recommendation of the Chairman of the Board of the Company.Subject to the following sentence, all or a portion ofany earned bonus may be deferred for a reasonable period of time determined by the Compensation Committee of the Board of Directors of the Company upon the recommendation of the

    Chairman of the Board.The deferred portion will be paid pursuant to and consistent with the Company's compensation policy in effect at the time the bonus is earned, but not later than the end of the term of this

    Agreement, provided, however, that the deferred portion shall not be paid to Employee if Employee's employment with the Company is terminated under paragraph 4(A) below.Employee shall also receive his appropriate share of all benefits existing from time to time that inure to the benefit of all other executives of the Company, as determined in the sole discretion of the Board of Directors of the Company, such as group insurance, pension plans, thrift plans, stock purchase plans and the like.



        4.  Termination; Severance.


            (A) Termination Without Severance.The employment of Employee with the Company shall terminate without severance upon (i) Employee's resignation or voluntary departure from the Company (except under the circumstances described in paragraph 4(B) below), (ii) Employee's death,
    (iii) the disability of Employee which renders him unable to perform his usual and customary duties for a period of 180 consecutive days, or (iv) a good faith determination by the Board of Directors or the Chairman of the Board that Employee has been dishonest or has committed a breach of trust respecting the Company.


            (B) Termination With Severance; Change in Control.


                (i) The employment of Employee with the Company may be

        terminated with severance at any time (a) by the Board of Directors or the Chairman of the Board of the Company in their or his sole discretion, or (b) by the Employee if Stanley H. Durwood shall hereafter fail to control the Company (as defined below) by reason of its sale, merger or consolidation, orbecause of his death or disability, or for any other reason. For purposes of this Agreement, the term "control" means the possession of the power, acting alone or in concert with others, to direct or cause the direction of the management and policies of the Company, whether through the ownership of voting securities, by contract or otherwise.


                (ii)Upon any termination of Employee's employment pursuant to this paragraph 4(B), the Company shall elect and pay to Employee one of the two alternative severance compensation payments described in clause (a) or (b) below.


                    (a)Installment Payments.An amount equal to twice the
            annual salary of Employee in effect at the time of termination, payable in advance at the beginning of each month in equal monthly installments over the two years immediately following the date of termination;

                    OR

                    (b)Lump-sum Payment.Within 30 days of the date of
            termination, Employee shall receive an amount equal to the net present value of the payments described in paragraph 4(B)(ii)(a) above.The discount of such payments to their net present value shall utilize a discount rate equal to the prime rate of interest published in The Wall Street Journal on the date of termination (such prime rate currently defined in The Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation's 30 largest banks) or if such rate is not available, then the prime rate of interest of Boatmen's Bank of Kansas City in effect on the date of termination (hereinafter the "Prime Rate").

            The Company shall have the right to elect either the severance compensation described in clause (a) or (b) above, at its sole

        discretion.Any amounts payable under clause (a) or (b) above shall be reduced by any wages, compensation or income, cash or otherwise,

        received by Employee from sources other than the Company during such two-year period following the date of termination, excluding,

        however, any interest, dividends and other income of Employee generated by passive investment activities of Employee.Employee hereby agrees to use his best efforts to obtain other comparable employment after the date of termination and to maximize the compensation received by Employee from sources other than the Company during such two-year period.Employee shall provide to the Company all records and other documents which relate to his wages, compensation or income for such two-year period other than interest, dividends and other income generated by passive investment activities, including but not limited to, check receipts, Form W-2's, Form 1099's and Form

        K-1's.

                (iii)Upon any termination of Employee's employment pursuant to Paragraph 4(B)(i)(b), the stock options granted to Employee pursuant to the terms of the Stock Option Agreement (the "Option

        Agreement") dated June 14, 1983, between Employee and AMC

        Entertainment Inc. ("AMCE") shall be immediately exercisable by

        Employee, notwithstanding any provisions of the Option Agreement to the contrary.AMCE has executed this Agreement below to indicate its agreement to the modification of the terms of the Option Agreement as set forth in this Agreement.

                (iv)Notwithstanding any provision of this Agreement to the contrary, the aggregate value of all severance benefits received by

        Employee under this paragraph 4(B), including without limitation the value of any stock options exercisable by Employee as a result of an event described in paragraph 4(B)(i)(b) and under any other agreement between Employee and the Company, resulting or deemed to result from a change in control, shall not exceed an amount (the "Maximum

        Severance Amount") equal to 299% of Employee's base amount for the five year period immediately preceding the date of termination.For purposes of the preceding sentence:(i) the "aggregate value of all severance benefits" shall be computed in the manner in which the aggregate present value of payments in the nature of compensation which are contingent on a change in control are computed under

        Internal Revenue Code   280G; and (ii) the term "base amount" shall

        have the meaning given to such term in such   280G.In the event the

        Internal Revenue Service makes a retroactive determination or adjustment that results in the aggregate value of the severance benefits received by Employee exceeding the Maximum Severance Amount,

        Employee shall immediately on demand by the Company pay the Company in cash an amount equal to the excess of the aggregate value of the severance benefits over the Maximum Severance Amount.



            (C) Full Satisfaction.The payments described in paragraph 4(B)

    above shall be in full and complete satisfaction of any obligation or liability of the Company to Employee arising from any termination of

    Employee's employment with the Company.



        5.  Confidentiality.Employee acknowledges that he knows and in the future will know information relating to the Company and its affiliated companies and their respective operations that is confidential or a trade

    secret.Such information includes information, whether obtained in writing, in conversation or otherwise, concerning corporate strategy,

    intent and plans, business operations, financing, pricing, costs, budgets, equipment, potential locations of new screens, the status, scope and terms of pending negotiations and transactions, the terms of existing or proposed leases, contracts and obligations, and corporate and financial reports.Such confidential or trade secret information does not,

    however, include information in the public domain unless Employee has,

    without authority, made it public.



        Employee agrees:(D)not to disclose such information to anyone except in confidence and as is necessary to the performance of duties for the

    Company; (E) to keep such information confidential; (F) to take appropriate precautions to maintain the confidentiality of such infor-

    mation; and (G) not to use such information for personal benefit or the benefit of any competitor of the Company or any other person.



        Upon termination of his employment with the Company, Employee shall return all materials in his possession or under his control which were prepared by or relate to the Company or its affiliates, including without limitation the "black book" and other materials containing files,

    memoranda, price lists, reports, budgets, employee handbooks and confidential information.



        6.  Survival.Upon termination of Employee's employment with the

    Company, the respective rights and obligations of the Company and

    Employee under Sections 1, 2 and 3 hereof shall cease.However, the

    Company's and Employee's obligations under Sections 4 and 5 hereof shall survive the termination of Employee's employment with the Company.

        7.  Total Compensation.The compensation to be paid to Employee under this Agreement shall be in full payment for all services rendered by

    Employee in any capacity to the Company or any affiliate of the Company,

    as may be reasonably designated from time to time by the Chairman of the

    Board or the Board of Directors of the Company.



        8.  Miscellaneous Provisions.This Agreement shall be binding upon,

    inure to the benefit of and be enforceable by the parties hereto and their respective heirs, personal representatives, successors and permitted assigns.This Agreement shall be governed by the laws of the

    State of Missouri.This Agreement represents the entire agreement of the parties hereto and shall not be amended except by a written agreement signed by all the parties hereto.This Agreement supersedes any prior oral or written agreements or understandings between the Company, or any affiliate of the Company, and Employee concerning Employee's relationship and employment with the Company or any affiliate of the Company.This

    Agreement shall not be assignable by one party without the prior written consent of the other party.



        In witness whereof, the parties have executed this Employment

    Agreement as of the day and year first above written.

                                     "COMPANY"

                                     AMERICAN MULTI-CINEMA, INC.



                                     By:
                                         S. H. Durwood, Chairman of the
                                     Board and
                                              Chief Executive Officer

                                     "EMPLOYEE"




                                     Name:Philip M. Singleton


    ACCEPTED AND AGREED:

    AMC Entertainment Inc.


    By:
     S.H. Durwood, Chairman of
            the Board

    ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

    a)Exhibit 11

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
              STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                     (in thousands, except per share amounts)
                                   (Unaudited)


                                                       Twenty-six
                                                       Weeks Ended
                                                  9/29/94     9/30/93

    Net earnings                                  $8,995     $ 11,747

    Preferred dividends                           (3,500)           -

    Net earnings applicable to common
     stock for primary and fully
     diluted earnings per share                   $5,495     $ 11,747

    Average shares for primary earnings per share:

    Weighted average number of
     shares outstanding                          16,451        16,314

    Stock options outstanding whose effect
     is dilutive                                     86            50

    Total shares outstanding                     16,537        16,364

    Average shares for fully diluted earnings per share:

    Weighted average number of shares
     outstanding                                 16,451        16,314

    Stock options outstanding whose effect
     is dilutive                                     86           242

    Total shares outstanding                     16,537        16,556

    Primary earnings per share                    $ .33          $ .72

    Fully diluted earnings per share              $ .33          $ .71

    ITEM 6B.  REPORTS ON FORM 8-K



              NO REPORTS ON FORM 8-K WERE FILED OR REQUIRED
              TO BE FILED FOR THE TWENTY-SIX WEEKS ENDED
              SEPTEMBER 29, 1994