Form 10-Q
period 1994-12-29
AMC ENTERTAINMENT INC ET AL
filed 1995-02-01
CIK 722077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (mark one)
      [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 29, 1994

                                        or

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

                              Yes    x    No ________

                                                          Number of Shares
      Title of Each Class of Common Stock         Outstanding as of December
      29, 1994

      Common Stock, 66 2/3 cents par value               5,302,630

      Class B Stock, 66 2/3 cents par value              11,157,000













                      AMC ENTERTAINMENT INC. AND SUBSIDIARIES
       PERIODS (39 AND 13 WEEKS) ENDED DECEMBER 29, 1994, DECEMBER 30, 1993
                     AND YEAR (52 WEEKS) ENDED MARCH 31, 1994

                                       INDEX
                                                                    Page
      Number

      PART I.        FINANCIAL STATEMENTS

        ITEM 1.      CONSOLIDATED STATEMENTS OF OPERATIONS               3
                     CONSOLIDATED BALANCE SHEETS                         4
                     CONSOLIDATED STATEMENTS OF CASH FLOWS               5
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY     7
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          8
        ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS       12


      PART II.       OTHER INFORMATION

        ITEM 1.      LEGAL PROCEEDINGS                                   16
        ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS                                   17
        ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                    18
                     EXHIBIT 11 - STATEMENT REGARDING COMPUTATION
                      OF PER SHARE EARNINGS                              19
                     EXHIBIT 27 - FINANCIAL DATA SCHEDULE                20
                     SIGNATURES                                          21
                                         2

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)

                                   (Unaudited)         (Unaudited)
                                    Thirteen           Thirty-nine       Fifty-two
                                  Weeks Ended          Weeks Ended      Weeks Ended
                             12/29/94  12/30/93    12/29/94    12/30/93 3/31/94
    Revenues
     Admissions              $ 92,933   $ 87,465   $286,160    $297,647 $389,454
     Concessions               41,881     39,455    131,387     134,773  176,274
     Other                      7,811      5,669     18,150      15,538   21,725

         Total revenues       142,625    132,589    435,697     447,958  587,453

    Expenses
     Film rentals              46,448     43,737    145,082     154,910  197,461
     Concession merchandise     6,458      5,725     20,469      20,004   26,349
     Other                     55,095     54,035    169,724     170,474  225,367

         Total cost of
       operations             108,001    103,497    335,275     345,388  449,177
     Depreciation and
       amortization             8,977      9,729     27,138      29,151   38,048
     General and
     administrative expenses    9,777      9,508     29,380      27,957   39,492




         Total expenses       126,755    122,734    391,793     402,496  526,717

      Operating income         15,870      9,855     43,904      45,462   60,736

    Other expense (income)
     Interest expense
      Corporate borrowings      6,066      6,211     18,689      19,185   25,699
      Capitalized leases        2,865      2,890      8,523       8,431   10,676
     Investment income        (2,064)     (619)     (7,581)    (1,653)   (1,156)
     Minority interest              -         -           -    (1,599)   (1,599)
     Loss (gain) on
     disposition of assets          4         1          79         79     (296)

    Earnings before
     income taxes               8,999     1,372      24,194     21,019   27,412
    Income tax provision        3,600       600       9,800      8,500   12,100

    Net earnings                5,399       772      14,394     12,519   15,312

    Preferred dividends         1,750         -       5,250          -      538
    Net earnings for
     common shares           $  3,649    $  772    $  9,144   $ 12,519 $ 14,774

    Earnings per share           $.22       $.05       $.55       $ .76    $ .89

    Weighted average number of
     shares outstanding        16,580     16,667     16,552      16,452   16,521

                     See Notes to Consolidated Financial Statements
                                            3

                         AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share amounts)
                                         ASSETS
                                                          (Unaudited)

                                                   12/29/94  12/30/93  3/31/94
    Current assets:
     Cash and equivalents                         $ 63,465   $ 58,518 $ 32,319
     Investments                                   107,710          -  119,150
     Receivables, net of allowance
      for doubtful accounts of $1,212
      as of December 29, 1994, $1,270
      as of March 31, 1994 and $596
      as of December 30, 1993                        9,308      8,349    9,197
     Other current assets                           12,442      8,805   11,575

      Total current assets                         192,925     75,672  172,241

    Property, net                                  260,432    263,562  252,861

    Intangible assets, net                          45,701     42,575   49,403
    Other long-term assets                          17,701     25,802   26,771

      Total assets                                $516,759   $407,611 $501,276

                          LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:



     Accounts payable                             $ 35,585   $ 35,416 $ 28,706
     Accrued expenses and other liabilities         49,843     52,182   51,199
     Current maturities of borrowings and
      capital lease obligations                      2,478      2,519    2,168

      Total current liabilities                     87,906     90,117   82,073

    Corporate borrowings                           200,166    200,126  200,115
    Capital lease obligations                       65,347     66,165   65,905
    Other long-term liabilities                     23,822     19,237   22,779
      Total liabilities                            377,241    375,645  370,872
    Commitments and contingencies
    Stockholders' equity

     Cumulative Convertible Preferred stock;
      4,000,000 shares issued and outstanding;
      (aggregate liquidation preference
      of $100,000)                                   2,667          -    2,667
     Common stock; 5,302,630 shares
      issued and outstanding
      as of December 29, 1994, 5,266,830 shares
      as of March 31, 1994
      and 4,684,130 shares
      as of December 30, 1993                        3,535      3,123    3,511
     Class B stock; 11,157,000 shares
      issued and outstanding as of
      December 29, 1994 and March 31, 1994
      and 11,730,000 shares as of
      December 30, 1993                              7,438      7,820    7,438
     Additional paid-in capital                    107,130     13,979  106,951
     Retained earnings                              18,748      7,044    9,837

      Total stockholders' equity                   139,518     31,966  130,404
      Total liabilities and stockholders' equity  $516,759   $407,611 $501,276

                     See Notes to Consolidated Financial Statements
                                            4

                         AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)

                                                       (Unaudited)
                                                       Thirty-nine     Fifty-two
                                                       Weeks Ended    Weeks Ended
    INCREASE (DECREASE) IN CASH AND EQUIVALENTS    12/29/94   12/30/93 3/31/94
     CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                 $ 14,394  $ 12,519 $ 15,312
      Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation and amortization - property        22,086    22,157   29,074
                                   - other assets     5,052     5,081    7,075
     Loss (gain) on sale of long-term assets             79        79     (296)
     Change in assets and liabilities net of
       effects from acquisitions:
     Receivables                                       (111)   (1,995)  (2,843)
     Other current assets                              (867)    1,135   (1,925)
     Accounts payable                                 6,879     8,940    5,187
     Accrued expenses and other liabilities            (313)   12,000   11,892



      Other, net                                     (1,365)    2,209      204
      Total adjustments                              31,440    49,606    48,368
      Net cash provided by operating activities      45,834    62,125    63,680
     CASH FLOWS FROM INVESTING ACTIVITIES:
      Property acquisitions                         (29,037)   (6,707) (10,651)
      Investments in short term instruments, net     11,440    26,109  (93,041)
      Proceeds from sale of other investments        11,689         -        -
      Purchase of partnership interest,
      net of cash acquired                                -    (8,486)  (8,486)
      Proceeds from disposition of property              30       511    1,270
      Other, net                                     (1,922)     (143)    (597)

      Net cash provided by (used in)
       investing activities                          (7,800)   11,284 (111,505)
     CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under line of credit agreements          -    30,000   30,000
      Repayments under line of credit agreements          -   (30,000) (30,000)
      Principal payments under capital leases        (1,583)   (1,314)  (1,700)
      Repayment of acquired subsidiary indebtedness       -   (37,000) (37,000)
      Other repayments                                  (25)   (1,400)  (1,720)
      Proceeds from issuance of common stock            203     1,276    1,321
      Proceeds from issuance of preferred stock           -         -   95,600
      Dividends paid on preferred stock              (5,483)        -        -
      Deferred financing costs                            -      (450)    (354)
      Net cash provided by (used in)
      in financing  activities                       (6,888)  (38,888)  56,147

    NET INCREASE IN CASH AND EQUIVALENTS             31,146    34,521    8,322
    CASH AND EQUIVALENTS AT BEGINNING OF PERIOD      32,319    23,997   23,997
    CASH AND EQUIVALENTS AT END OF PERIOD           $63,465   $58,518  $32,319
                                            5

                        AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, except narratives)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
                                                    (Unaudited)
                                                    Thirty-nine    Fifty-two
                                                     Weeks Ended  Weeks Ended
                                                 12/29/94  12/30/93   3/31/94
  Capital lease obligations incurred in
   connection with property acquired              $  1,363 $  3,278  $ 5,219


     On May 28, 1993, a wholly-owned subsidiary of American Multi-Cinema, Inc.
  ("AMC"), acquired a fifty percent partnership interest in Exhibition
  Enterprises Partnership ("EEP") from TPI Entertainment, Inc. Together with the partnership interest already owned, EEP became wholly-owned by subsidiaries of AMC. Cash and equivalents held by EEP as of May 28, 1993 totaled $9,014,000.
  Liabilities assumed from the May 28, 1993 transaction follow:

          Fair value of assets acquired
           (including cash and equivalents)              $ 70,170
          Cash paid                                       (17,500)

          Liabilities assumed                            $ 52,670





  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                       (Unaudited)
                                                     Thirty-nine    Fifty-two
                                                       Weeks Ended Weeks Ended
                                                12/29/94  12/30/93 3/31/94
  Cash paid during the period for:

   Interest (net of amounts capitalized)        $ 21,066  $ 20,123 $ 35,742
   Income taxes                                   12,737     5,425   13,659
   Income taxes resulting from IRS settlement      2,332     1,650    1,650

  Cash received during the period for:

   Interest and dividend income                    4,446     1,342    1,973
   Income tax refunds                                  -       106      417







                                              See Notes to Consolidated Financial Statements
                                                                     6

                                                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (in thousands, except share amounts)
                                                                 (Unaudited)
                                                                                         Additional  Retained    Total
                             Preferred Stock  Common Stock        Class B Stock          Paid-in     Earnings    Stockholders'
                            Shares    Amount  Shares     Amount   Shares      Amount    Capital      (Deficit)   Equity

   Balance, April 1, 1993        -      $ -  4,539,380  $3,026  11,730,000   $7,820     $ 12,800     $ (5,475)    $ 18,171

    Net earnings for
     the thirty-nine
     weeks ended
     December 30, 1993           -        -          -       -           -        -            -       12,519       12,519

    Net proceeds from
     sale of Common Stock        -        -    144,750      97           -         -      1,179             -        1,276

   Balance,
    December 30, 1993            -        -  4,684,130   3,123  11,730,000    7,820      13,979         7,044       31,966

    Net earnings for
     the thirteen
     weeks ended
     March 31, 1994               -        -          -       -           -        -           -         2,793        2,793

    Net proceeds
     from sale
     of Common Stock              -        -      9,700       6           -        -          39             -           45

    Net proceeds
     from sale of
     Preferred Stock      4,000,000    2,677          -       -           -        -      92,933             -       95,600

    Conversion of
    Class B Stock                 -        -    573,000     382    (573,000)    (382)          -             -            -

   Balance,
    March 31, 1994        4,000,000    2,667  5,266,830   3,511  11,157,000    7,438     106,951         9,837      130,404

    Net earnings
     for the thirty-nine
     weeks ended
     December 29, 1994            -        -          -       -           -        -           -        14,394       14,394

    Net proceeds from sale
     of Common Stock
                                  -        -     35,800      24           -        -         179             -          203
    Dividends declared:
     $1.75 Preferred Stock        -        -          -       -           -        -           -        (5,483)      (5,483)

   Balance,
    December 29, 1994     4,000,000   $2,667  5,302,630  $3,535  11,157,000   $7,438    $107,130       $18,748     $139,518





                                               See Notes to Consolidated Financial Statements.
                                                                      7


















































































                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 29, 1994
                                 (UNAUDITED)

 NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres.

     In the opinion of management, the accompanying consolidated financial data contains all adjustments (which comprise only normal recurring accruals) necessary to present fairly its financial position as of December 29, 1994 and December 30, 1993 and the results of operations and cash flows.

     The interim consolidated financial data is submitted in response to the requirements of Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company's 1994 annual report on Form 10-K.

     Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 29, 1994 are not necessarily indicative of the results to be expected for the entire year.

 Fiscal Year
     The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March (March 30, 1995 for the current year, which includes fifty-two weeks, and March 31, 1994 for the prior year, which included fifty-two weeks).

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


 NOTE 2 - ACQUISITION OF EXHIBITION ENTERPRISES PARTNERSHIP

     On May 28, 1993, the Company completed the acquisition of the remaining partnership interest in Exhibition Enterprises Partnership ("EEP") for $17,500,000 in cash. At the time of the acquisition, EEP owned 60 theatres containing 452 screens which were managed by the Company. The acquisition also required the repayment of $37,000,000 in EEP bank indebtedness, which was funded by borrowings under a revolving line of credit of $30,000,000 together with cash on hand. The acquisition was accounted for under the purchase method of accounting and EEP was consolidated, for financial reporting purposes, as a wholly-owned subsidiary.
     For fiscal 1994, the Company accounted for its investment in EEP on a consolidated basis by including EEP's revenues and expenses in the Consolidated Statement of Operations beginning April 2, 1993. One-half of EEP's net loss for the period April 2, 1993 through May 27, 1993 ($1,599,000) has been recorded as minority interest in the Consolidated Statement of Operations.


 NOTE 3 - BORROWINGS

 Loan Agreement
     Effective August 10, 1992, AMC entered into a three year loan agreement with two banks to provide a revolving line of credit of up to $40,000,000 for working capital and other general corporate purposes (the "Credit Facility"). Effective June 14, 1994, the Credit Facility was amended and restated. The new loan agreement modified the financial covenant requirements and extended the due date of the Credit Facility to March 30, 1997. Under the loan agreement, the Company has the option to borrow at rates based on either the bank's base rate or LIBOR and is required to pay an annual commitment fee based on margin ratios that could result in a rate between 1/4 and 1/2 of 1% on the unused amount of the commitment. As of December 29, 1994, AMC had no borrowings under the Credit Facility and could borrow up to $40,000,000 as provided in the loan agreement.

     The Credit Facility includes several financial covenants. The Company is required to maintain a maximum net debt to consolidated EBITDA ratio of
 4.50 to 1 and a minimum fixed charge coverage ratio of 1.40 to 1. In addition, the Credit Facility among other things (i) generally limits the Company's capital expenditures to $100,000,000 per year, reduced by the amount of investments made during such year in any entity which is not a guarantor of the Credit Facility, and (ii) generally limits investments in entities which are not guarantors of the Credit Facility, or which do not become wholly-owned subsidiaries of AMC as a result of the investment, to $100,000,000 in the aggregate, plus the greater of 25% of free cash flow or 50% of consolidated net income (minus 100% of consolidated net income if negative), as defined in the Credit Facility. As of December 29, 1994, the Company had satisfied all financial covenants relating to the Credit Facility.

     The Credit Facility permits the Company to pay dividends as long as the amount of dividends and other restricted payments in any four consecutive fiscal quarters (a "Relevant Period") is less than the amount by which consolidated EBITDA exceeds the product of 1.4 times fixed charges for the four consecutive fiscal quarters ended immediately before the Relevant Period, as defined in the Credit Facility. As of December 29, 1994, after deducting preferred dividends declared, the most restrictive covenant in the Credit Facility would allow the Company to pay a cash dividend of approximately $44,006,000.

 NOTE 4 - PROPERTY

     A summary of property follows (in thousands):

                                                (Unaudited)
                                          12/29/94    12/30/93    3/31/94
 Property owned:
   Land                                    $ 29,075    $ 20,239   $ 20,239
   Buildings and improvements                89,580      86,283     86,177
   Furniture, fixtures and equipment        165,865     164,099    160,944
   Leasehold improvements                   121,039     119,124    116,496

                                           405,559     389,745    383,856

   Less - accumulated depreciation
 and amortization                           187,100     170,231    174,229

                                           218,459    219,514     209,627

 Property leased under capitalized leases:
   Buildings                                 69,723      68,313     68,162
   Less - accumulated amortization           27,750      24,265     24,928

                                            41,973      44,048     43,234

 Net property                              $260,432    $263,562   $252,861


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

    Settlements have been reached with respect to all issues in each of the tax court cases. The settlements have been approved by the Congressional Joint Committee on Taxation as required by law. On July 26, 1994, the Tax Court entered its decisions in each of these cases. Through December 29, 1994, the Company has recorded provisions totaling $23,751,000, representing the estimated federal and state income taxes and interest resulting from the IRS litigation. Through December 29, 1994, the Company has made payments totaling $22,294,000 to federal and state tax authorities associated with the tax court settlements. Management believes that adequate amounts have been reserved with respect to these income tax matters.


 NOTE 6 - INCOME TAXES

    The Company records deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", using enacted tax laws and rates for the years in which the taxes are expected to be paid.

    The Company has recorded a valuation allowance against deferred tax assets based on the lack of sufficient evidence required under SFAS 109 to support the realizability of the deferred assets. As of December 29, 1994, the valuation allowance amounted to approximately $22,773,000.Based on increasing positive evidence supporting the potential realizability of the deferred tax assets, it is possible that this valuation allowance may be decreased in future periods. A reduction in the valuation allowance will increase net income in the period of adjustment.


 NOTE 7 - COMMITMENTS

    The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed. Of the total number of anticipated openings, leases for ten new theatres with 191 screens and leases for the expansion of 42 screens at five existing locations have been finalized. The scheduled completion of construction and theatre openings are at various dates through the first quarter of fiscal 1997. The estimated minimum rental payments that may be required under the terms of these leases total approximately $176,000,000.


 NOTE 8 - SALE OF INVESTMENTS

    During the first quarter of fiscal 1995, the Company sold 1,475,144 shares of TPI Enterprises, Inc. common stock for $9,614,000, resulting in a gain of approximately $841,000 which is included in investment income.

    During the second quarter of fiscal 1995, the Company sold 89,600 common shares and 64,000 preferred shares of AmeriHealth, Inc. for $2,166,000, resulting in a gain of approximately $566,000 which is also included in investment income.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General
    The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional revenues are derived from other sources such as on-screen advertising and license fees from electronic video games in theatre lobbies. The Company's principal costs of operations are film rentals, concession merchandise and other expenses such as advertising, payroll, occupancy costs and insurance. Set forth below is a summary of operating revenues for the thirteen week and thirty-nine week periods ended December 29, 1994 and December 30, 1993.

                   Thirteen              Thirteen            Thirty-nine              Thirty-nine
                  Weeks Ended          Weeks Ended           Weeks Ended              Weeks Ended
                        % of Total          % of Total               % of Total             % of Total
             12/29/94   Revenues  12/30/93  Revenues    12/29/94     Revenues    12/30/93   Revenues
                                    (Dollars in thousands)
 Revenues
  Admissions   $ 92,933     65%   $ 87,465      66%     $286,160         66%   $297,647         67%
  Concessions    41,881     29      39,455      30       131,387         30     134,773         30
  Other           7,811      6       5,669       4        18,150          4      15,538          3

   Total       $142,625    100%   $132,589     100%     $435,697        100%   $447,958        100%

 Cost of Operations
  Film rental  $ 46,448     33%   $ 43,737      33%     $145,082         33%    154,910         35%
  Concession
  merchandise     6,458      4       5,725       4        20,469          5      20,004          4
  Other          55,095     39      54,035      41       169,724         39      170,474         38

   Total       $108,001     76%   $103,497      78%     $335,275         77%   $345,388        77%

 Operating Results
      Total revenues for the thirty-nine weeks ended December 29, 1994, decreased $12,261,000, or 2.7%, from the comparable period in fiscal 1994. The decrease in total revenues was partially the result of a decrease in attendance of 2.9% which lowered admission and concession revenues by $8,573,000 and $3,882,000, respectively. The attendance decline during the current period was impacted by a dispute with a major distributor over film terms, which resulted in the Company receiving less than its normal allocation of film product from that distributor. The Company is taking steps to improve its relationship with the distributor.The decrease in admission revenue was also affected by a decrease in the average ticket price of 1.0% from the previous year, which lowered revenues by $2,914,000. The concession revenue decrease due to lower attendance was partially offset by higher average concession revenue per patron, increasing revenues by $496,000.

      Cost of operations decreased $10,113,000, or 2.9%, from $345,388,000 in the prior period to $335,275,000 currently. Film rental expense decreased $9,828,000, or 6.3%, of which $5,978,000 was due to lower attendance and $3,850,000 due to a decrease in the percentage of revenues paid to distributors. Concession merchandise cost increased $465,000, or 2.3%, from $20,004,000 in the prior period to $20,469,000 for the thirty-nine weeks ended December 29, 1994. This increase was the result of an increase in the percentage of concession revenue paid to vendors of .7%, which increased expense by $968,000, offset by decreased concession expense of $503,000 resulting from lower attendance. Other costs of operations decreased $750,000, or .4%, from $170,474,000 in the prior period to $169,724,000 for the thirty-nine weeks ended December 29, 1994.

      Operating income decreased during the thirty-nine weeks ended December 29, 1994 by $1,558,000, or 3.4%, to $43,904,000 from $45,462,000 in the prior period.

      General and administrative expense increased $1,423,000, or 5.1%, to $29,380,000 in the current period from $27,957,000 for the thirty-nine weeks ended December 30, 1993. The increase was primarily the result of additional payroll, pension costs and expenses related to the restructuring of division offices.

      Interest expense decreased $404,000, or 1.5%, to $27,212,000 during the thirty-nine weeks ended December 29, 1994. The decrease consisted of a $496,000 decrease in interest expense related to corporate borrowings partially offset by $92,000 of additional interest expense associated with capitalized leases. For the first half of fiscal 1994, the Company incurred $507,000 of interest expense from borrowings on its $40,000,000 Credit Facility with its primary banks (the "Credit Facility") which was used to retire Exhibition Enterprises Partnership ("EEP") indebtedness.
 The Credit Facility has not been utilized in fiscal 1995.

      Investment income increased $5,928,000 from $1,653,000 for the thirty-nine weeks ended December 30, 1993, to $7,581,000 currently. This increase was the result of additional interest income of $4,256,000 and an increase in other investment income of $1,672,000. The increase in interest income was due to additional cash and short-term investments as a result of the March 3, 1994, sale of preferred stock. The increase in other investment income was due primarily from the sale of stock of TPI Enterprises, Inc. and AmeriHealth, Inc.

      Income from minority interest in the amount of $1,599,000 was recorded in the first quarter of fiscal 1994 relating to TPI Entertainment, Inc.'s ("TPIE") share of the EEP operating loss from April 2, 1993, through May 27, 1993, prior to the Company's acquisition of TPIE's partnership interest in EEP.

      For the thirty-nine weeks ended December 29, 1994, the Company recorded earnings prior to taxes of $24,194,000, an increase of $3,175,000 compared to earnings of $21,019,000 in the comparable period of the prior year. After taxes, net earnings were $14,394,000 in the current period compared to $12,519,000 for the thirty-nine weeks ended December 30, 1993. Net earnings for common shares, after deducting $5,250,000 for preferred dividends, was $9,144,000, or $.55 per share, compared to net earnings of

 $12,519,000, or $.76 per share, in the prior period during which there were no preferred dividends paid.

      Total revenues for the thirteen weeks ended December 29, 1994, increased 7.6% to $142,625,000, compared to $132,589,000 in the prior year. Admissions revenue increased $5,468,000, or 6.3%, while concession revenue increased $2,426,000, or 6.1%. Higher attendance of 1,003,000 patrons contributed to the majority of the revenue increase, while slight increases in average ticket price and concession revenue per patron resulted in the remainder. The higher attendance during the current quarter as compared to the prior year was attributable to an overall stronger film product, particularly during the holiday season. The Company believes that the dispute with a major film distributor, as described previously, did not materially affect operating results during the current period.

 Liquidity, Capital Structure and Resources
      On March 3, 1994, the Company sold in a public offering 4,000,000 shares of $1.75 Cumulative Convertible Preferred Stock at a purchase price of $25 per share. The net proceeds to the Company from the sale of the Convertible Preferred were approximately $95.6 million. The Company intends to use such proceeds (i) to improve its domestic theatre circuit through the construction of new theatres, the addition of screens at, or remodeling of, existing theatres and the acquisition of existing theatres from other circuits, (ii) to finance the construction or acquisition of theatres in foreign markets, (iii) to repurchase and retire a portion of its debt securities pursuant to open market or privately negotiated purchases or otherwise and (iv) for general corporate purposes. Pending their use for the purposes set forth above, the Company has invested the net proceeds in interest-bearing instruments and other short-term securities.

      The Company's revenues are collected in cash, principally through box office admissions and theatre concession sales. Cash flow from operating activities, as reflected in the Consolidated Statement of Cash Flows, was $45,834,000 and $62,125,000 for the first three quarters of fiscal 1995 and 1994, respectively. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. This "float" exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admission revenues and the Company is only occasionally required to make advance payments or non-refundable guarantees of film rentals.

      In addition to cash and cash equivalents and short-term investments of $171,175,000 as of December 29, 1994, the Company had available to it at such date the total commitment amount under its $40,000,000 Credit Facility. In connection with the acquisition of EEP on May 28, 1993, the Company borrowed $30,000,000 under the Credit Facility, which amount was repaid from cash flow from operations by July 28, 1993. Except for this borrowing, the Company has not utilized the Credit Facility and does not anticipate that it will need to do so.

      Effective June 14, 1994, the Company amended and restated its Credit Facility. The amended loan agreement provides greater flexibility than the original loan agreement by (i) increasing the maximum allowable net indebtedness to EBITDA ratio to 4.50 to 1 from 4.00 to 1, (ii) increasing allowable capital expenditures (foreign and domestic) plus investments in non-guarantors to $100,000,000 per year from allowable capital expenditures of $25,000,000 per year (of which $10,000,000 could be spent on foreign capital expenditures) and investments in non-guarantors which was limited to $3,000,000, and (iii) liberalizing permitted dividends from approximately $6,267,000 under the original loan agreement to approximately $44,006,000 as of December 29, 1994. (See Note 3 of the Company's "Notes to Consolidated Financial Statements.")

      The Company estimates that total capital expenditures will be approximately $50,000,000 in fiscal 1995 (excluding property under capital lease obligations). Such expenditures include normal maintenance capital expenditures of approximately 1.5% of revenues and capital expenditures for expansion of the theatre circuit. Total property acquisitions, including those for refurbishment of existing theatres, excluding capital lease obligations, were $29,037,000 for the thirty-nine weeks ended December 29, 1994.

      The Company previously announced that it plans to convert substantially all of its auditoriums to digital sound. The Company intends to sign a contract with the Sony Corporation to provide the equipment for this conversion which may cost as much as $50,000,000 over the next three years.

      During the first three quarters of fiscal 1995, the Company opened three new theatres with 34 screens, added 19 screens at four existing locations and ceased operation of five theatres with 20 screens. The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed. Of the total number of anticipated openings, leases for ten new theatres with 191 screens and leases for the expansion of 44 screens at five existing locations have been finalized. The scheduled completion of construction and theatre openings are at various dates through the first quarter of fiscal 1997. The estimated minimum rental payments that may be required under the terms of the leases total approximately $176,000,000.

      The Company continually monitors the performance of its portfolio of theatres to determine the best strategy given local and industry-wide conditions. If an individual theatre's operating margins are unsatisfactory, management may decide, among other options, to convert the theatre to a "dollar house," to sell the property (or the lease rights thereto) or to close the theatre. The closure of a theatre may be coordinated with the opening of a new, modern AMC theatre complex where the operating margins are expected to be superior to those of the replaced theatre. The decision to sell or close a theatre may result in a loss when the carrying value of the property exceeds the sales price or when a theatre is closed with a remaining lease commitment.The loss is charged to earnings during the period in which the decision is made.

      The indentures to the Senior and Senior Subordinated Notes and the Credit Facility contain covenants that, among other things, restrict the type and amount of debt that the Company may incur and impose limitations on the creation of liens, a change of control, transactions with affiliates, mergers, investments, dividends and capital expenditures. The

 Company does not anticipate that these covenants will materially impede the operation of the Company.


 PART II.  OTHER INFORMATION

 ITEM I.  LEGAL PROCEEDINGS
      Scott C. Wallace, Derivatively on Behalf of Nominal Defendant AMC Entertainment Inc. v. Stanley H. Durwood, et al., Chancery Court for New Castle County, Delaware (Civil Action No. 12855); and James M. Bird, Derivatively on Behalf of Nominal Defendant AMC Entertainment Inc. v. Stanley H. Durwood, et al., Chancery Court for New Castle County, Delaware (Civil Action No. 12939). On January 27, 1993, Mr. Wallace filed a derivative action on behalf of AMCE against four of its directors, Messrs. Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr. (the "Wallace litigation"). AMCE was named as a nominal defendant. The lawsuit alleges breach of fiduciary duties of care, loyalty and candor, mismanagement and waste of assets in connection with the provision of film licensing, accounting and financial services by American Associated Enterprises, a partnership beneficially owned by Mr. Stanley H. Durwood and members of his family, to the Company, certain other transactions with affiliates of the Company, termination payments to a former officer of the Company and other transactions. The lawsuit seeks unspecified money damages and equitable relief and costs, including reasonable attorneys' fees.

       On April 16, 1993, Mr. Bird filed a derivative action on behalf of AMCE against four of its directors, Messrs. Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr., and one of its former directors, Mr. Phillip Ean Cohen (the "Bird litigation"). AMCE was named as a nominal defendant. The lawsuit alleges many of the same claims that are alleged in the Wallace litigation, as well as claims involving certain transactions with National Cinema Supply Corporation and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc. The lawsuit seeks unspecified money damages and equitable relief and costs, including reasonable attorney's fees.

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

      On October 18, 1994, Philip J. Bogosian, Auginco, Norman M. Werther and Ellen K. Werther filed a Motion for Intervention and a Complaint in Intervention in the Wallace litigation. Their Complaint alleges many of the same claims that are alleged in the Wallace litigation and the Bird litigation, which generally are various breaches of fiduciary duty, waste of assets, mismanagement and constructive fraud. On December 8, 1994, the court, pursuant to a stipulation of the parties, entered an order approving Mr. Wallace's withdrawal as a derivative plaintiff and granting the Motion for Intervention. From that date forward the caption of the Wallace litigation will be Philip J. Bogosian, Auginco, Norman M. Werther and Ellen

 K. Werther, Plaintiffs, v. Stanley H. Durwood, Edward D. Durwood, Charles
 J. Egan, Jr., Paul E. Vardeman and Philip Ean Cohen, Defendants, and AMC Entertainment Inc., Nominal Defendant. The defendants have not yet responded to the intervenors' Complaint.

      For additional information relative to legal proceedings, See Note 5 of Notes to Consolidated Financial Statements.
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a)  The Company held its Annual Meeting of Stockholders on November 10,
 1994.

 (c)  At the meeting, the following matters were voted upon by stockholders:

      1. The election of Directors for the upcoming year.

          2. Proposal to ratify the appointment of Coopers & Lybrand as independent public accountants of the
      Company for the fiscal year ending March 30, 1995.

          3. Proposal to approve the AMC Entertainment Inc. 1994 Stock Option and Incentive Plan.

          The Board of Directors of the Company is composed of six (6) members. Four (4) of the directors are elected by the holders of Class B Stock, voting as a class, and two (2) of the directors are elected by the holders of Common Stock, voting as a class.

          The following were the nominees of management voted upon and elected by the holders of the Company's Class B Stock and Common Stock as of the record date:

                          Class B Stock            Common Stock
                          Stanley H. Durwood       Paul E. Vardeman
                          Edward D. Durwood        Charles J. Egan, Jr.
                          Peter C. Brown
                          Philip M. Singleton

           All of the shares of Class B Stock (11,157,000 shares) were voted for the nominees of management. Of the 5,302,630 shares of Common Stock outstanding as of the record date (October 7, 1994), 5,171,832 were voted; 4,827,099 votes "for" their election and 344,733 votes "against" their election.

           The total votes cast concerning the ratification of the appointment of Coopers & Lybrand were as follows: 116,518,162 "for" and 222,145 voted "against," with 1,525 "abstentions."

           The total votes cast concerning the proposal to approve the AMC Entertainment Inc. 1994 Stock Option and Incentive Plan were as follows: 115,582,058 "for" and 428,421 "against," with 5,623
      "abstentions" and 725,730 " broker non-votes."

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

         10. AMC Entertainment Inc. 1994 Stock Option and Incentive Plan. Incorporated by reference from Exhibit A to the AMCE Proxy Statement (File No. 001-08747) dated October 18, 1994.

         11.  Statement Regarding Computation of Per Share Earnings

         27.  Financial Data Schedule

      (b)     Reports on Form 8-K

         No reports on Form 8-K were filed or required to be filed for the thirty-nine weeks ended December 29, 1994.

      EXHIBIT 11

                      AMC ENTERTAINMENT INC. AND SUBSIDIARIES
               STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                      (in thousands, except per share amounts)
                                  (Unaudited)


                                                        Thirty-nine
                                                        Weeks Ended
                                                   12/29/94   12/30/93

      Net earnings                                $ 14,394      $ 12,519

      Preferred dividends                           (5,250)           -

      Net earnings applicable to common
       stock for primary and fully
       diluted earnings per share                 $  9,144     $ 12,519

      Average shares for primary earnings per share:

        Weighted average number of
        shares outstanding                          16,454       16,340

        Stock options outstanding
      whose effect is dilutive                          98          112

        Total shares outstanding                    16,552       16,452

      Average shares for fully diluted earnings per share:

        Weighted average number
      of shares outstanding                         16,454       16,340

        Stock options outstanding
      whose effect is dilutive                         127          144

        Total shares outstanding                    16,581       16,484

      Primary earnings per share                       $ .55         $ .76

      Fully diluted earnings per share                 $ .55         $ .76



      EXHIBIT 27 - FINANCIAL DATA SCHEDULE

      Filed with EDGAR

      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




      Date:  January 31, 1995                     /s/ Peter C. Brown
                                                  Peter C. Brown
                                                  Executive Vice
                                                  President and
                                                  Chief Financial Officer




      Date:  January 31, 1995                     /s/ Richard L. Obert
                                                  Richard L. Obert
                                                  Vice President and
                                                  Chief Accounting
      Officer