Form 10-K
period 1995-03-30
AMC ENTERTAINMENT INC
filed 1995-06-02
CIK 722077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-K
(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
Act of 1934
       (Fee Required)
For the fiscal year ended March 30, 1995
                                   or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (no fee required) for the transition period from _________________ to ______________________

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

Common Stock, 66 2/3 par value          American Stock Exchange, Inc.
                                        Pacific Stock Exchange, Inc.
$1.75 Cumulative  Convertible           American Stock Exchange, Inc.
Preferred Stock,
66 2/3 par value

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
11.875% Senior Notes due August, 2000
12.625% Senior Subordinated Notes due August, 2002

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

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

          The aggregate market value of the registrant's voting stock held by non-affiliates as of May 19, 1995 computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $33,608,210.

                                                  Number of Shares
Title of Each Class of Common Stock            Outstanding as of May 19, 1995
Common Stock, 66 2/3 par value                      5,306,380
Class B Stock, 66 2/3 par value                    11,157,000


                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                       1995 FORM 10-K ANNUAL REPORT

                                  PART I
                                                              PAGE NUMBER

Item 1.    Business                                            3 - 13
Item 2.    Properties                                          13
Item 3.    Legal Proceedings                                   13 - 14
Item 4.    Submission of Matters to a Vote of
           Security Holders                                    14

PART II

                       Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters                       15
Item 6.    Selected Financial Data                             15
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations               16 - 23
Item 8.    Financial Statements and Supplementary Data         23
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure               23

PART III

             Item 10.   Directors and Executive Officers of the
           Registrant                                          24 - 27
Item 11.   Executive Compensation                              27 - 37
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                    38 - 39
Item 13.   Certain Relationships and Related Transactions      40 - 41

PART IV

        Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.                              41
           Signatures                                          42

PART I
ITEM 1.  BUSINESS

(a)  General Development of Business

      AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is one of the largest motion picture exhibitors in the United States in terms of the number of theatre screens operated.

AMCE's predecessor was founded in Kansas City, Missouri in 1920 by the father of Mr. Stanley H. Durwood, the current Chairman of the Board and Chief Executive Officer of AMC. AMCE is a Delaware corporation with its principal executive offices located at 106 West 14th Street, Kansas City, Missouri 64105-1977. Its telephone number at such address is (816) 221-4000.

(b)  Financial Information about Industry Segments

    The Registrant operates exclusively in the motion picture exhibition industry.

(c)  Narrative Description of Business

Recent Developments
               On December 15, 1994, the Company announced the signing of an agreement to build a 13-screen movie theatre in Japan. The theatre will be part of a 2.5 million square foot hotel, office and retail development in Fukuoka, Japan. The Canal City Hakata 13 is expected to open in early fiscal 1997 and will be the largest theatre in Japan in terms of number of screens.

    The Canal City Hakata 13 is the first international theatre developed by the Company since the late 1980's and represents a major step in the Company's plans to significantly increase its theatre circuit and develop its business worldwide. See "Growth Strategy" for further discussion of the Company's expansion plans for both domestic and international markets.

General
The Company is one of the largest motion picture exhibitors in the United States based on the number of theatre screens operated. Since 1968, when the Company operated 12 theatres with 22 screens, the Company has expanded its operations to include, as of March 30, 1995, 232 theatres with 1,630 screens located in 22 states and the District of Columbia. Nearly 60% of the screens operated by the Company are located in Florida, California, Texas, Pennsylvania and Michigan and approximately 69% of the Company's screens are located in areas considered among the 20 largest Areas of Dominant Influence (television market areas as defined by Arbitron Company).

The Company's revenues are generated primarily from box office admissions and theatre concession sales, which accounted for 66% and 30%, respectively, of fiscal 1995 revenues. The balance of the Company's revenues are generated primarily by on-screen advertising programs and video games located in theatre lobbies. The Company believes that attendance, revenue and cash flow per screen at its theatres are among the highest in the industry due to its attractive, strategically located, multi-screen theatres and innovative marketing programs.

The Company is an industry leader in the development and operation of multi-screen theatres, primarily in large metropolitan markets. This strategy of establishing multi-screen theatre complexes enhances attendance and concession sales by enabling the Company to exhibit concurrently a variety of motion pictures attractive to different segments of the movie-going public. It also allows the Company to match a particular motion picture's attendance patterns to the appropriate auditorium size, thereby extending the run of a motion picture and maximizing profit. In addition, multi-screen theatre complexes realize economies of scale by serving more patrons from common support facilities, thereby enabling the Company to spread costs over a higher revenue base. During the fiscal year ended March 30, 1995, theatres with ten or more screens had per patron theatre operating income of $1.29 compared to $1.07 at theatres with less than ten screens (excluding "dollar houses"). As of March 30, 1995, approximately 31% of the Company's screens were in theatre complexes with ten or more screens and approximately 88% were located in theatre complexes with six or more screens. The average number of screens per theatre operated by the Company is 7.0, which is the highest of the five largest theatre chains in North America and higher than the industry average of 4.7, based on the data reported in the National Association of Theatre Owners 1994-1995 Encyclopedia of Exhibition, as of May 1, 1994.

The Company continually upgrades its theatre circuit by opening new theatres and screens, refurbishing existing theatres and selectively closing unprofitable theatres. Since March 1992, the Company has opened 140 new screens, representing approximately 9% of its current number of screens. Additionally during this period, the Company has spent approximately $17 million to modernize and refurbish its theatre circuit. The Company believes that this strategy of opening and maintaining modern multi-screen theatre complexes enhances its ability to license commercially popular motion pictures.

The Company continually introduces new programs and amenities at its theatres. The following are examples of developments in the Company's theatre circuit. MovieWatcher is a frequent moviegoer program that rewards loyal customers for patronizing AMC theatres nationwide. Teleticketing allows customers to order tickets in advance by telephone and purchase them with credit cards. Computerized box offices maintain attendance records by title and show time, allowing the Company to make informed staffing, marketing and motion picture exhibition decisions. Additionally, the Company has announced that it plans to convert substantially all of its auditoriums to digital sound which will enhance the moviegoing experience for its patrons.

Motion picture theatres continue to be the primary distribution channel for motion picture releases and the Company believes that the theatrical success of a motion picture is the material factor in establishing the value of motion pictures in cable television, videocassette or other ancillary markets. According to the Motion Picture Association of America, Inc. ("MPAA"), domestic box office revenues increased from $2.7 billion to $5.4 billion from 1980 to 1994.

Annual domestic theatre attendance has averaged approximately one billion persons since the early 1960's. In 1994, domestic theatre attendance was approximately 1.3 billion, a 3.8% increase from 1993 and a 10.1% increase from 1992. This stability in attendance has occurred despite substantial growth in cable television and videocassette sales and rental businesses. The Company believes that motion picture theatre attendance has remained stable because alternative motion picture delivery systems do not provide an experience comparable to attending a movie in a theatre and variances in year-to-year attendance are primarily related to the overall popularity and supply of motion pictures.

Growth Strategy
The Company intends to expand its theatre circuit primarily by developing new theatres in domestic and international markets.

The Company believes that numerous opportunities for new theatre openings exist throughout the United States, both in areas of population growth and in areas of stable population which, in the Company's judgment, are inadequately served. These markets are attractive either due to a lack of screens relative to the area's population or because the existing theatres are not representative of today's standard in multiplex facility design. The Company believes that the best operating economics are achieved and the optimal experience for the movie-going patron is provided by large theatre facilities of 50,000 to 100,000 square feet containing 12 screens or more. A theatre facility of this size attracts patrons from larger geographic areas and competes effectively against smaller, less efficient movie theatre complexes that may already exist in a given market. Although a market may have a sufficient absolute number of screens based on current population, their scattered configuration and out-dated design and delivery systems may result in the market being, in the Company's judgment, inadequately served. Another advantage of the large multiplex facility is that it provides the Company additional opportunities for prime (high traffic) locations because it can serve as an anchor tenant in a substantial shopping center development. The Company intends to develop these state-of-the-art theatres at locations based on retail concentration, access to surface transportation and specific demographic statistics and trends.

The Company also believes that a significant growth opportunity exists for the development of multiplex theatres in select international markets. Many urban areas in Canada, Europe, Asia and South America are either substantially underscreened or inadequately screened. The production and distribution of feature films and the demand for American motion pictures is increasing in many countries. Foreign box office revenues are now greater than those in the domestic market and have become an increasingly important part of a film's profitability.

The Company intends to utilize its experience in the development of multiplex theatres, as well as its existing relationships with the domestic motion picture production industry, to enter certain international markets. The Company has opened or will soon open offices in Toronto, Paris, Tokyo, Hong Kong and Madrid and is actively seeking theatre locations and, in some cases, joint venture partners.

The Company anticipates that the development of theatres in international markets will be a more complex, longer and expensive process than required for domestic projects. For example, numerous regulations exist in Europe which are designed to protect local film and exhibition industries from foreign competition. Additionally, the Company believes that it will need to overcome foreign political efforts to limit the influence of American films on the domestic culture despite the increasing demand for such films. The removal of such barriers to entry has been slow despite the Company's reassurances to foreign agencies that it will not exclusively exhibit American films.

When developed, the Company's foreign theatres will have to compete for product with other exhibitors in the country. Unlike the United States, the film industry (production, distribution and exhibition) in foreign countries may legally be vertically integrated. Despite such arrangements, the Company believes that it will be able to receive the product necessary to be competitive based upon anticipated demand for film viewing in the Company's new, modern theatre complexes. However, these and other factors could delay the opening of theatres in foreign markets and reduce the profitability of the theatres as compared to the Company's domestic circuit.

Theatre Development
The Company has traditionally leased its theatres from real estate developers. In recent years, however, certain real estate developers have limited new property development, primarily due to their financial condition and the availability of financing. Although the Company believes that most of its new theatres will continue to be developed through lease arrangements, it will consider developing and owning a theatre location if it is unable to identify a developer for a specific new project. In addition to facilitating the development of attractive theatres, ownership of theatre locations will allow the Company to obtain the specific sites it desires and maintain greater control over the development of the projects.

Domestically, if a theatre is operated under a conventional lease arrangement, the Company typically invests in and owns the furniture, fixtures and equipment. The cost per screen to the Company of a leased theatre is approximately $150,000, or $3,600,000, for a 24-screen modern multiplex theatre. If the Company decides to own a theatre in fee, the estimated cost for a 24-screen modern multiplex theatre will be $550,000 to $750,000 per screen, or approximately $13,200,000 to $18,000,000 per theatre facility, depending upon land values.

The Company currently has under review the addition of screens to its theatre circuit representing approximately 1,000 new screens including over 100 screens in international markets. However, there can be no assurance that the Company will finalize negotiations on all of these projects. Presently, the Company anticipates that approximately 200 or more new domestic and international screens will be opened or under construction by the end of fiscal 1996.

In connection with the development of new theatres and screens, the Company may participate in the development of "entertainment centers," destination entertainment complexes anchored by a large multiplex theatre and surrounded by synergistic leisure time facilities such as casual dining. The Company anticipates that it may retain a minority interest in the real estate associated with the development of any such entertainment center. However, this would be done primarily to obtain a favorable theatre lease or acquisition terms.


Theatre Circuit
The following table sets forth information concerning additions and dispositions of domestic theatres and screens during, and the number of domestic theatres and screens operated as of the end of, the last five fiscal years. The Company adds and disposes of theatres based on industry conditions and its business strategy.

                                  Changes in Theatres Operated                Total
                   Additions                  Dispositions             Theatres Operated
                    Number of   Number of   Number of    Number of      Number of  Number of
Fiscal Year Ended   Theatres     Screens    Theatres     Screens        Theatres    Screens

March 28, 1991          4            47          19           70            261       1,622
April 2, 1992           7            73          15           78            253       1,617
April 1, 1993           6            72          16           72            243       1,617
March 31, 1994          2            15           9           29            236       1,603
March 30, 1995          3            53           7           26            232       1,630

     Total             22           260          66          275


The following table provides greater detail with respect to the Company's owned and managed theatre circuit as of March 30, 1995.

                      Total     Total            Theatres by Number of Screens
State             Screens    Theatres 1-5 Screens  6-9 Screens  10 + Screens

Florida               314         41          6        26             9
California            253         34          5        19            10
Texas                 166         22          4        14             4
Pennsylvania          118         22         12         9             1
Michigan              115         19          9         6             4
Missouri               87         12          1         8             3
Arizona                76         11          2         6             3
Colorado               69         10          2         6             2
Virginia               68          9          3         4             2
Ohio                   60          8          2         5             1
Georgia                52          5          0         3             2
New Jersey             50          8          3         4             1
Maryland               48          6          0         4             2
Oklahoma               22          3          0         3             0
New York               22          3          0         3             0
Illinois               20          3          0         3             0
Louisiana              20          3          0         3             0
Washington             20          3          0         3             0
Kansas                 18          3          0         3             0
Massachusetts          10          2          1         1             0
District of Columbia    9          1          0         1             0
Nebraska                8          2          1         1             0
Delaware                5          2          2         0             0

Total               1,630        232         53       135            44

Theatre Operations
The Company uses a decentralized structure to operate its business on a day-to-day basis. Each location is viewed as a discrete profit center and a portion of theatre level management's compensation is linked to the operating results of each unit. All theatre level management personnel complete formal training programs to maximize both customer service and the efficiency of the Company's operations. Theatre management additionally attend a four to six-week training academy focusing on operations, administration and marketing during their first 12 to 24 months with the Company.

Three division offices, each headed by a Senior Vice President of AMC, supervise theatre operations and personnel within their respective regions. The division Senior Vice Presidents are also responsible within their markets for real estate activity, marketing, facilities (design and maintenance) and profit center auditing. The division offices are located in Los Angeles, California; Clearwater, Florida; and Voorhees, New Jersey (Philadelphia).

Policy development, strategic planning, finance and accounting are centralized at the corporate office. Additionally, the corporate office acts as a service bureau to both the division offices and theatres regarding management information systems, administration and employee benefit programs and operations services. Film licensing activity primarily occurs in Los Angeles utilizing a structure that facilitates interaction between theatre managers, division managers and motion picture buyers.

The Company has improved the profitability of certain of its older theatres by converting them to "dollar houses," which display second-run movies and charge lower admission prices (ranging from $1.00 to $1.75). The Company operated 21 such theatres with 117 screens as of March 30, 1995 (7.2% of the Company's total screens).

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

Licenses entered from either a negotiated or bidding process typically specify rental fees based on the higher of a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentages declining over the term of the run. First-run motion picture rental usually begins at 70% of box office admissions and gradually declines to as low as 30% over a period of four to seven weeks. Second-run motion picture rental typically begins at 35% of box office admissions and often declines to 30% after the first week. Under a theatre admissions revenue sharing formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated allowance to cover theatre expenses.

The Company may pay non-refundable guarantees of film rentals or make advance payments of film rentals, or both, in order to obtain a license in a negotiated or bid process, subject, in some cases, to a per capita minimum license fee. Because of the settlement process, negotiated licenses typically are more favorable to theatre operators with respect to the percentage of revenue paid to license a motion picture. In the past three years, bidding has been used less frequently by the industry.

The Company licenses film through division film buyers, which enables the Company to capitalize on local trends and to take into account actions of local competitors in its bidding and licensing strategies. The Company at no time licenses any one motion picture for all its theatre complexes, which minimizes its risk with respect to any single motion picture.

 The Company's business is dependent upon the availability of marketable motion pictures. There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. They include Buena Vista Pictures (Disney), Warner Bros. Distribution, Columbia Pictures, Tri-Star Pictures, Twentieth Century Fox, Universal Film Exchanges, Inc. and Paramount Pictures.
There are numerous other distributors and no single distributor dominates the market. Poor relationships with distributors, poor performance of motion pictures or disruption in the production of motion pictures by the major studios and/or independent producers may have an adverse effect upon the business of the Company. In fiscal 1995, no single distributor accounted for more than 10% of the motion pictures licensed by the Company or more than 25% of the Company's box office admissions. From year to year, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of such distributor's motion pictures in any given year.

The Company predominantly licenses "first-run" motion pictures.
During the period from January 1, 1982 to December 31, 1994, the number of new first-run motion pictures released each year by distributors in the United States has ranged from a low of 361 to a high of 487. In 1994, domestic distributors released 420 new first-run motion pictures. If a motion picture has substantial potential following its first run, the Company may license it for a "sub-run." Although average daily sub-run attendance is often less than average daily first-run attendance, sub-run film rentals are also generally less than first-run film rentals. Sub-runs enable the Company to exhibit a variety of motion pictures during periods in which there are few new film releases.

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

Competition
The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to licensing motion pictures, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete aggressively with the Company's theatres. The Company believes that the principal competitive factors with respect to film licensing include licensing terms (including guarantees), seating capacity and location of an exhibitor's theatres, the quality of projection and sound equipment at the theatres and the exhibitor's ability and willingness to promote the motion pictures. The competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location and number of theatres and screens in a market, the comfort and quality of the theatres and ticket prices.

There are over 400 participants in the domestic motion picture exhibition industry. Industry participants vary substantially in size, from small independent operators of a single theatre with a single screen to large national chains of multi-screen theatres affiliated with entertainment conglomerates. As of May 1, 1994, the ten largest motion picture exhibition companies operated approximately 56% of the total number of screens, according to the National Association of Theatre Owners 1994-1995 Encyclopedia of Exhibition.

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

Regulatory Environment
The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees resulting from one of those cases, to which the Company was not a party, have an impact on the industry and the Company. Those consent decrees bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including the Company, on a
film-by-film and theatre-by-theatre basis.   Consequently, the Company
cannot assure itself of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for its licenses on a film-by-film and theatre-by-theatre basis.

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

There are significant differences between the exhibition industry in the United States and in foreign markets. Regulatory barriers affecting such matters as the size of theatre complexes, the issuance of licenses and the ownership of land may restrict market entry. Quota systems used by some countries to protect their domestic film industry may adversely affect revenues from theatres that the Company might develop in such markets. Such differences in regulatory and trade practices may adversely affect the Company's ability to expand internationally.

Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. The Company has implemented modifications to its theatre design to satisfy the ADA's requirements. As an employer covered by the ADA, the Company must also make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of the Company's business.

Many of the Company's employees are covered by various government employment regulations, including minimum wage, overtime and working condition regulations.

Seasonality
        The motion picture industry is seasonal in nature with the highest attendance and revenues occurring during the summer months. The Company generally reports higher revenues and earnings during its second quarter which corresponds to the majority of the summer season.

Employees
As of March 30, 1995, the Company had approximately 1,500 full-time and 6,500 part-time employees. Approximately 10% of the part-time employees were minors whose wages do not exceed minimum wage.

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


ITEM 1.  BUSINESS (CONT.)

(d)  Financial Information about Foreign and Domestic Operations and
Export Sales

        Although the Company is pursuing an aggressive expansion plan which will include the opening of theatres outside of the United States, its current operations are exclusively domestic and it had no export sales during fiscal 1995.


ITEM 2.  PROPERTIES

Of the 232 theatres operated by the Company as of March 30, 1995, 12 theatres with 77 screens were owned, 12 theatres with 91 screens were leased pursuant to ground leases, 204 theatres with 1,436 screens were leased pursuant to building leases and 4 theatres with 26 screens were managed. The Company's leases generally have terms from 15 to 25 years with options to extend the lease for up to 20 additional years at the Company's option. The leases typically require escalating minimum annual rentals and additional rentals based on a percentage of the leased theatre's revenue above a base amount. The Company generally pays for property taxes, maintenance, insurance and certain other operating expenses.

The Company leases its corporate headquarters which is located in Kansas City, Missouri. Regional theatre and film licensing offices are leased in Los Angeles, California; Clearwater, Florida; and Voorhees, New Jersey. See Note 9 of the Company's "Notes to Consolidated Financial Statements" for information on the Company's leases commitments.


ITEM 3.  LEGAL PROCEEDINGS

The following paragraphs summarize significant litigation and proceedings to which the Company is a party.

In Re:  AMC Shareholder Derivative Litigation, Chancery Court For
New Castle County, Delaware (Civil Action No. 12855). On February 15, 1995, the court ordered the consolidation of two derivative actions filed against four directors of AMCE, Mr. Stanley H. Durwood, Mr. Edward D. Durwood, Mr. Paul E. Vardeman and Mr. Charles J. Egan, Jr., and one of its former directors, Mr. Phillip Ean Cohen. The two cases were originally filed on January 27, 1993, by Mr. Scott C. Wallace and on April 16, 1993, by Mr. James M. Bird, respectively. On December 8, 1994, the court, pursuant to a stipulation by the parties, entered an order approving Mr. Wallace's withdrawal as a derivative plaintiff, granting the motion for intervention filed by Mr. Philip J. Bogosian, Auginco, Mr. Norman M. Werther and Ms. Ellen K. Werther, and authorizing the filing of the intervenors' complaint. The intervenors' complaint includes substantially the same allegations as the Wallace and Bird complaints. The two actions, as consolidated, are referred to below as the "Derivative Action."

In the Derivative Action, plaintiffs allege breach of fiduciary duties of care, loyalty and candor, mismanagement, constructive fraud and waste of assets in connection with, among other allegations, the provision of film licensing, accounting and financial services by American Associated Enterprises, a partnership beneficially owned by Mr. Stanley H. Durwood and members of his family, to the Company, certain other transactions with affiliates of the Company, termination payments to a former officer of the Company, certain transactions between the Company and National Cinema Supply Corporation, and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc. The Derivative Action seeks unspecified money damages and equitable relief and costs, including reasonable attorneys' fees.

On February 9, 1995, the defendants filed a motion to dismiss the Derivative Action. Discovery has been stayed pending resolution of the motion to dismiss.

The Company is named as a defendant in a number of other lawsuits arising in the normal course of its business. Management does not expect that any actions to which the Company is a party will result in a material loss to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no submission of matters to a vote of security holders during the thirteen weeks ended March 30, 1995.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Registrant's Common Stock is traded on the exchanges listed on the cover page of this Form 10-K. As of May 19, 1995, there were 468 holders of record of AMC Entertainment Inc. Common Stock. Set forth below, for the periods indicated, are the high and low closing prices of the Common Stock as reported on the American Stock Exchange composite tape.

                                               PRICE RANGE
                                        Fiscal 1995       Fiscal 1994
                                    HIGH    LOW        HIGH       LOW

     First Quarter                  $12.75  $ 9.75       $ 9.75   $ 7.37
     Second Quarter                  13.25   11.12        13.00     9.25
     Third Quarter                   12.37   10.37        14.62    12.37
     Fourth Quarter                  12.62    9.87        13.50    10.62

     Year                           $13.25  $ 9.75       $14.62   $ 7.37

Durwood, Inc. owns all 11,157,000 outstanding shares of AMCE's Class
B Stock (which has no established public trading market) and 2,641,951 shares of AMCE's Common Stock, representing 49.8% of the 5,306,380 shares of Common Stock outstanding as of May 19, 1995.

AMCE's Certificate of Incorporation provides that holders of Common
Stock and Class B Stock shall receive, pro rata per share, such cash dividends as may be declared from time to time by the Board of Directors. Except for a $1.14 per share dividend declared in connection with a recapitalization that occurred in August 1992, AMCE has not declared a dividend on shares of Common Stock since fiscal 1989. Any payment of cash dividends on the Common Stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition, debt restrictions (see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of the Company's "Notes to Consolidated Financial Statements") and other factors deemed relevant by its Board of Directors. Currently, AMCE does not contemplate declaring or paying any dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

See Index to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
The Company's revenues are derived principally from box office admissions and concession sales. Additional revenues are derived from other sources such as on-screen advertising and license fees from video games in theatre lobbies. The Company's principal costs of operations are film rentals, concession merchandise and other expenses such as advertising, payroll, occupancy costs and insurance. Set forth below is a summary of operating revenues and expenses for the last three fiscal years.

                             52 Weeks Ended         52 Weeks Ended            52 Weeks Ended
                         March 30,  % of Total  March 31,   % of Total  April 1,     % of Total
                          1995       Revenues   1994         Revenues     1993        Revenues
                                                 (Dollars in thousands)
Revenues
  Admissions              $371,145       66%    $389,454          66%   $265,766           66%
  Concession               169,120       30      176,274          30     114,809           28
  Other                     24,399        4       21,725           4      23,890            6

       Total              $564,664      100%    $587,453         100%   $404,465          100%

Cost of Operations
  Film rental             $182,669       32%    $197,461          34%   $137,613           34%
  Concession merchandise    26,453        5       26,349           4      17,522            4
  Other                    226,793       40      225,367          38     155,700           39

       Total              $435,915       77%    $449,177          76%   $310,835           77%
/TABLE

Results of Operations
     Year (52 weeks) ended March 30, 1995 v. year (52 weeks) ended March
31, 1994
         Total revenues for the year (52 weeks) ended March 30, 1995, decreased $22,789,000, or 3.9%, from $587,453,000 in 1994. The decrease in total revenues was primarily the result of a 4.4% decrease in attendance which lowered admission and concession revenues by approximately $17,244,000 and $7,805,000, respectively. Attendance during 1995 was impacted by a dispute with a major distributor over film terms, which resulted in the Company licensing a smaller number of runs per film from that distributor. The Company is taking steps to improve its relationship with the distributor and has recently begun to license what it considers to be a more acceptable number of runs per film. Admissions revenue also decreased due to a 0.3%, or $.01, reduction in average ticket prices from 1994, which lowered revenues by approximately $1,065,000. The concession revenue decrease due to lower attendance was partially offset by higher average concession revenue per patron, increasing revenues by approximately $651,000.

         Cost of operations decreased $13,262,000, or 3.0%, from $449,177,000 in 1994 to $435,915,000 in 1995. Film rental expense decreased
$14,792,000, or 7.5%, of which approximately $9,283,000 was attributable to lower attendance and approximately $5,509,000 was due to a decrease in the percentage of revenues paid to distributors. Concession merchandise cost increased $104,000, or 0.4%, from $26,349,000 in 1994 to $26,453,000 in 1995. This increase was the result of a .7% increase in the percentage of concession revenue paid to vendors, which increased expense by approximately $1,173,000, offset by decreased concession expense of approximately $1,069,000 resulting from lower attendance. Other costs of operations increased $1,426,000, or 0.6%, from $225,367,000 in 1994 to
$226,793,000 in 1995.

         General and administrative expense increased $315,000, or 0.8%, to $39,807,000 in 1995 from $39,492,000 in 1994. The increase was primarily the result of additional professional and consulting and travel and entertainment expenses and the costs related to the restructuring of division offices, offset by decreases in legal fees and bonuses under the incentive programs.

         Depreciation and amortization expense decreased 0.4%, or $135,000, from $38,048,000 in 1994 to $37,913,000 in 1995. Effective December 30,
1994, the Company reduced the estimated lives of lease rights and location premiums on certain smaller theatres to correspond to the base term of the theatre lease. The effect of this change in accounting estimate was to increase amortization expense in 1995 by $1,542,000.

         Operating income decreased in 1995 by $9,707,000, or 16.0%, to
$51,029,000 from $60,736,000 in 1994.   This decrease was primarily
attributable to the 4.4% decrease in attendance.

         Interest expense decreased $467,000, or 1.3%, to $35,908,000 in 1995. The decrease consisted of a $1,197,000 decrease in interest expense related to corporate borrowings partially offset by $730,000 of additional interest expense associated with capitalized leases. During the first half of fiscal 1994, the Company incurred $507,000 of interest expense from borrowings on its $40,000,000 Credit Facility with its primary banks (the "Credit Facility") which was used to retire indebtedness incurred in connection with the acquisition of Exhibition Enterprises Partnership ("EEP") (See Note 2 of the Company's "Notes to Consolidated Financial Statements"). The Credit Facility was not utilized in 1995.

         Investment income increased $8,857,000 from $1,156,000 in 1994 to $10,013,000 in 1995. This increase was the result of additional interest income of $5,835,000 and an increase in other investment income of $3,022,000. The increase in interest income was due to additional cash and investments as a result of the March 3, 1994, sale of preferred stock. The increase in other investment income was due primarily to the gains on sales of stock of TPI Enterprises, Inc. and AmeriHealth, Inc.

         Income from minority interest in the amount of $1,599,000 was recorded in the first quarter of fiscal 1994 relating to TPI
Entertainment, Inc.'s ("TPIE") share of the EEP operating loss from April 2, 1993, through May 27, 1993, prior to the Company's acquisition of TPIE's partnership interest in EEP.

         In 1995, the Company recorded earnings prior to taxes of $24,978,000, a decrease of $2,434,000 compared to earnings of $27,412,000 in 1994.

         The provision for income taxes in 1995 reflects a benefit of $9,000,000 which is a decrease of $21,100,000 from the tax expense of $12,100,000 in 1994. This decrease in the income tax provision resulted primarily from a $19,792,000 reduction in the deferred tax asset valuation allowance established under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Based on the Company's positive earnings in recent years and the expectation of continued earnings, management believes that the uncertainties that led to the establishment of the valuation allowance have been removed with respect to the realization of deferred tax assets. Accordingly, the valuation allowance was eliminated.

         Net earnings were $33,978,000 for the year ended March 30, 1995, compared to $15,312,000 for the year ended March 31, 1994. Net earnings for common shares in 1995, after deducting $7,000,000 for preferred dividends, were $26,978,000, or $1.63 per share, compared to net earnings for common shares of $14,774,000, or $.89 per share, in 1994 after deducting $538,000 for preferred dividends.

    Year (52 weeks) ended March 31, 1994  v. year (52 weeks) ended April
1, 1993
        Total revenues for the year (52 weeks) ended March 31, 1994, increased $182,988,000, or 45.2%, from $404,465,000 for the year (52 weeks) ended April 1, 1993, to $587,453,000. After giving pro forma effect of the consolidation of EEP for 1993, total revenues increased $44,113,000, or 8.1%. Revenue increases after the pro forma effect of EEP for 1993 included increases in admissions of $23,548,000, concessions of $17,185,000 and other revenues of $3,380,000. Compared to 1993 including EEP operations, attendance increased 7,944,000, or 8.1%, the average ticket price decreased $.05, or 1.3%, and concession revenue per patron increased $.04, or 2.5%.

        Cost of operations increased $138,342,000, or 44.5%, in 1994 to $449,177,000 from $310,835,000 in 1993. After giving pro forma effect to the consolidation of EEP for 1993, cost of operations increased $23,165,000, or 5.4%, from $426,012,000 in 1993. Including EEP theatres for 1993, film rental expense increased $7,325,000, approximately $12,236,000 due to higher volumes, offset by a decrease of approximately $4,911,000 from a lower percentage of admissions paid to distributors. Concession merchandise costs increased $2,303,000 after including EEP operations for 1993. This increase was the result of increased attendance which produced approximately $2,597,000 additional expense offset by approximately $294,000 from a decrease in the percentage of concession revenue paid to vendors. Payroll and related expenses increased $4,437,000, or 5.8%, in 1994 after including the pro forma effect of EEP for 1993. Although this expense increased in absolute dollars, as a percentage of admission and concession revenues, the expense decreased 0.3% from 14.6% in 1993 to 14.3% in 1994.

        General and administrative expenses increased $3,207,000, or 8.8%, from $36,285,000 in 1993 to $39,492,000 in 1994. The increase was primarily the result of a provision for bonuses to corporate, division and film office associates under incentive programs, together with an increase of approximately $1,600,000 in connection with the Company's exploration of international opportunities which began in September 1992. Other increases included pension costs, legal fees and miscellaneous taxes.

        Operating income increased $34,066,000, or 128%, in 1994 to $60,736,000 from $26,670,000 in 1993. After giving pro forma effect of the consolidation of EEP for 1993, operating income increased $21,420,000, or 54.5%, from $39,316,000 in 1993. The increase was due primarily to increased attendance and a decrease in "direct operating expenses" (cost of operations excluding film rentals, theatre rentals, license fees and insurance). On a per patron basis, direct operating expense, including EEP operations for 1993, decreased $.03 from $1.58 in 1993 to $1.55 in 1994.

        Interest expense increased $4,974,000 in 1994 to $36,375,000 from $31,401,000 in 1993. Of this increase, $2,871,000 related to corporate borrowings and $2,103,000 to capitalized leases. On a pro forma basis, including EEP operations for 1993, total interest expense increased $406,000.

        Investment income decreased $7,083,000 from $8,239,000 in 1993 to $1,156,000 in 1994. Fiscal 1993 included equity in earnings of EEP of $1,743,000. In 1994, EEP revenues and expenses were reflected on a consolidated basis. Interest income decreased $4,816,000 primarily due to the elimination of interest income from EEP.

        Minority interest reported in 1994 in the amount of $1,599,000 represented TPIE's share of the EEP operating loss from April 2, 1993, to May 27, 1993, prior to the Company's acquisition of TPIE's partnership interest in EEP. Included in the results in 1993 was a net gain on the disposition of assets of $9,638,000, primarily from the sale of five theatres with 32 screens to Carmike Cinemas, Inc.

        Due to the debt restructuring in the second quarter of fiscal 1993, the Company incurred extraordinary charges in the amount of $10,283,000, before tax. The income tax benefit derived from this change was $3,800,000 which resulted in a net extraordinary item charge of $6,483,000, or $.40 per share.

        In 1994, the Company recorded increased earnings before income taxes and extraordinary items of $14,266,000 to $27,412,000 versus $13,146,000 in 1993. After income taxes and extraordinary items, the Company's net earnings increased $14,049,000 to $15,312,000 for the year ended March
31, 1994, compared to $1,263,000 for the year ended April 2, 1992.
Excluding gains and losses on disposition of assets, the Company recorded earnings prior to income taxes and extraordinary items of $27,116,000 in 1994 compared to $6,008,000 in 1993.

Liquidity and Capital Resources
On March 3, 1994, the Company sold to the public 4,000,000 shares of $1.75 Cumulative Convertible Preferred Stock (the "Convertible Preferred") at a purchase price of $25 per share. The net proceeds to the Company from the sale of the Convertible Preferred were $95.6 million. The Company intends to use such proceeds to develop its domestic theatre circuit primarily through the construction of new theatres and to construct or acquire theatres in foreign markets. Pending their use for the purposes set forth above, the Company has invested the net proceeds in interest-bearing instruments and other short-term securities.

The Company's revenues are collected in cash, principally through box office admissions and theatre concession sales. Cash flow from operating activities, as reflected in the Consolidated Statements of Cash Flows, was $44,184,000, $63,680,000 and $29,062,000 in fiscal 1995, 1994 and 1993, respectively. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. This "float" exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admission revenues. The Company is only occasionally required to make advance payments or non-refundable guarantees of film rentals.

In addition to cash and cash equivalents and short-term investments of $140,377,000 as of March 30, 1995, the Company had available to it the total commitment amount under its $40,000,000 Credit Facility. The Company did not utilize the credit facility in fiscal 1995 and does not anticipate that it will need to do so.

The Credit Facility was amended and restated as of June 14, 1994 to, among other matters, give the Company greater dividend authority, thus permitting payment of dividends on the Convertible Preferred, and to ease restrictions imposed on foreign capital expenditures. Under the Credit Facility, the Company may borrow at rates based on the bank's base rate, or LIBOR.

The Credit Facility includes several financial covenants.  The
Company is required to maintain a maximum net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 4.50 to 1 and a minimum consolidated
EBITDA to fixed charges coverage ratio of 1.40 to 1.    In addition, the
Credit Facility generally limits the Company's capital expenditures per fiscal year to $100,000,000 plus (a) the lesser of the amount not used in the prior fiscal year or $15,000,000, less (b) an amount equal to the investments made during such year in any entity which is not a guarantor of the Credit Facility.

The Credit Facility also, among other things, generally limits investments made during the term of the Credit Facility in entities which are not guarantors of the Credit Facility, or which do not become wholly-owned subsidiaries of AMC as a result of the investment, to $100,000,000 plus (or minus if a negative number), (i) the greater of 25% of free cash flow calculated from July 10, 1992, or 50% of consolidated net income (or 100% of consolidated net income if a loss), calculated from August 10, 1992.

The Credit Facility permits the Company to pay dividends as long as the amount of dividends and other restricted payments in any four consecutive fiscal quarters (a "Relevant Period") does not exceed the amount by which consolidated EBITDA exceeds the product of 1.4 times fixed charges for the four consecutive fiscal quarters ended immediately before the Relevant Period. As of March 30, 1995, after deducting dividends declared on the Convertible Preferred, the most restrictive covenant in the Credit Facility would allow the Company to pay a cash dividend of approximately $38,571,000. As of March 30, 1995, the Company was in compliance with all other financial covenants of the Credit Facility.

The terms of the Indentures respecting the Senior and Senior
Subordinated Notes restrict the company's ability to pay cash dividends by requiring that such dividends and other "restricted payments" generally not exceed the sum of the proceeds from sales of capital stock received after August 12, 1992, plus 25% of cash flow, as defined in the Indentures, (or, if such cash flow is a negative number, minus 100% of such deficit) from such date. Such amount available under the Indentures aggregated approximately $98,826,000 as of March 30, 1995. Capital expenditures reduce cash flow and thus the amount available for dividends under the Indentures. Given that the Company's expansion program has increased the rate of capital spending, the amount available for dividends under the Indenture covenants may be reduced in the future.
The Company is considering various alternatives that would allow it to maintain its ability to pay dividends and continue its increased rate of capital spending.

The Indentures to the Senior and Senior Subordinated Notes and the Credit Facility contain other covenants that, among other things, restrict the type and amount of debt that the Company may incur and impose limitations on the creation of liens, a change of control, transactions with affiliates, mergers and investments. The Company does not anticipate that any such covenants will materially impede the operation of the Company. As of March 30, 1995, the Company was in compliance with all financial covenants relating to the Indentures for the Senior and Senior Subordinated Notes.

The Company estimates that total capital expenditures will be approximately $100,000,000 in fiscal 1996 (excluding property under capital lease obligations). Such expenditures include normal maintenance capital expenditures of approximately 1.5% of revenues and capital expenditures for expansion of the theatre circuit. Total property acquisitions, including those for refurbishment of existing theatres, excluding capital lease obligations, were $56,403,000 for fiscal 1995.

The Company has announced that it plans to convert substantially all of its auditoriums to digital sound. The Company intends to sign a contract with the Sony Corporation to provide the equipment for this conversion which may cost as much as $50,000,000 over the next three years (a portion of which is included in the fiscal 1996 capital expenditures estimate above).

During fiscal 1995, the Company opened 3 new theatres with 34 screens, expanded 4 existing locations with 19 additional screens and ceased operating 7 theatres with 26 screens. The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed. Of the anticipated openings, leases for 10 new theatres with 195 screens and leases for the expansion of 42 screens at existing locations have been finalized. The scheduled completion of construction and theatre openings are at various dates through 1997. The estimated minimum rental payments that may be required under the terms of the leases total approximately $302 million.

The Company continually monitors the performance of its portfolio of theatres to determine the best strategy given local and industry-wide conditions. If an individual theatre's operating margins are unsatisfactory, management may decide, among other options, to convert the theatre to a "dollar house," to sell the property (or the lease rights thereto) or to close the theatre. The closure of a theatre may be coordinated with the opening of a new theatre complex where the operating margins are expected to be superior to those of the replaced theatre.
The decision to sell or close a theatre may result in a loss when the carrying value of the property exceeds the sales price or when a theatre is closed with a remaining lease commitment. The loss is charged to earnings during the period in which the decision to close a theatre is made.

Impact of Inflation
Historically, the principal impact of inflation and changing prices upon the Company has been with respect to the construction of new theatres, the purchase of theatre equipment and the utility and labor costs incurred in connection with continuing theatre operations. Film rental fees, which are the largest operating expense incurred by the Company, are customarily paid as a percentage of box office admission revenues and hence, while the film rental fees may increase on an absolute basis, the percentages are not directly affected by inflation. Except as set forth above, for the three years ended March 30, 1995, inflation and changing prices have not had a significant impact on the Company's total revenues and results of operations.


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

The Company has a formalized system of internal accounting controls designed to provide reasonable assurances that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance to measure its effectiveness and recommends possible improvements. In addition, as part of their audit of the consolidated financial statements, the Company's independent auditors review and test the internal accounting controls on a selected basis to establish a basis of reliance in determining the nature, extent and timing of audit tests to be applied.

The Board of Directors oversees financial reporting and internal accounting control through its Audit Committee. This committee meets (jointly and separately) with the independent auditors, management and internal auditor to monitor the proper discharge of responsibilities relative to internal accounting controls and consolidated financial statements.

  Financial Statements and Supplementary Data
See Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
PART IIIITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:

                                                                           Years Associated
   Name                  Age(1)   Position                                  with Company
Stanley H. Durwood        74     Chairman of the Board, Chief Executive      49(2)
                                 Officer and Director (AMCE and AMC)

Edward D. Durwood         45     President, Vice Chairman of the Board       19
                                  and Director (AMCE and AMC)

Peter C. Brown            36     Executive Vice President, Chief Financial   3
                                  Officer and Director (AMCE and AMC)

Philip M. Singleton       48     Executive Vice President, Chief Operating   20
                                  Officer and Director (AMCE and AMC)

Charles J. Egan, Jr.      62     Director (AMCE and AMC)                     8

Paul E. Vardeman          65     Director (AMCE and AMC)                     12

Donald P. Harris          44     President - AMC Film Marketing, Inc.        17

Frank T. Stryjewski       38     Senior Vice President (AMC)                 16

Richard T. Walsh          41     Senior Vice President (AMC)                 19

Richard J. King           46     Senior Vice President (AMC)                 23

Charles P. Stilley        40     President - AMC Realty, Inc.                13

Richard L. Obert          55     Vice President and Chief Accounting         6
                                  Officer (AMCE and AMC)


(1)      As of  March 30, 1995
(2)      Includes years with the predecessor of the Company.

Mr. Stanley H. Durwood, Mr. Edward D. Durwood and Mr. Paul E.
Vardeman have served as directors since AMCE's formation in 1983. Mr. Charles J. Egan, Jr. has served as a director of AMCE since 1986. Mr. Philip M. Singleton and Mr. Peter C. Brown have served as directors of AMCE since November 1992.

All directors are elected annually, and each holds office until his successor has been duly elected and qualified or his earlier resignation or removal. There are no family relationships between any Director and any Executive Officer of the Company, except that Mr. Edward D. Durwood is the son of Mr. Stanley H. Durwood. All directors of AMCE also serve as directors of AMC.

All current Executive Officers of the Company hold such offices at the pleasure of the Board of Directors, subject, in the case of Mr. Peter C. Brown and Mr. Philip M. Singleton, to rights under their respective employment agreements.

Mr. Stanley H. Durwood has served as a Director of AMCE from its organization on June 14, 1983, and of AMC since August 2, 1968. In February 1986, he became Chairman of the Board of AMCE and AMC.
Mr. Durwood served as President of AMCE from June 1983 through
February 20, 1986, and from May 1988 through June 1989. Mr. Durwood has served as Chief Executive Officer of AMCE since June 1983 and of AMC since February 20, 1986. He also served as President of AMC from August 2, 1968, through February 20, 1986, and from May 13, 1988, through November 8, 1990. Mr. Durwood is a graduate of Harvard
University.

Mr. Edward D. Durwood has served as President and Vice Chairman of the Board of AMCE since June 29, 1989, and of AMC since November 8, 1990. Mr. Durwood has served as a Director of AMCE since June 14, 1983, and of AMC since November 26, 1980. Mr. Durwood served as Vice President of AMCE from June 14, 1983 through February 6, 1989, and of AMC from May 5, 1981, through February 6, 1989, at which time
Mr. Durwood became Executive Vice President of both companies.
Mr. Durwood holds undergraduate and M.B.A. degrees from the University of Kansas.

Mr. Peter C. Brown has served as a Director of AMCE and AMC since November 12, 1992. Mr. Brown has served as Executive Vice President of AMCE and AMC since August 3, 1994, and as Chief Financial Officer of AMCE and AMC since November 14, 1991. Mr. Brown served as Senior Vice President of AMCE and AMC from November 14, 1991, until his appointment as Executive Vice President in August 1994. Mr. Brown served as Treasurer of AMCE and AMC from September 28, 1992, through September 19, 1994. Prior to November 14, 1991, Mr. Brown served as a consultant to AMCE from October 1990 to October 1991, and as Vice President of DJS Inverness & Co., an investment banking firm located in New York City, from November 1987 to October 1990. Mr. Brown is a graduate of the University of Kansas.

Mr. Philip M. Singleton has served as a Director of AMCE and AMC since November 12, 1992. Mr. Singleton has served as Executive Vice President of AMCE and AMC since August 3, 1994, and as Chief Operating Officer of AMCE and AMC since November 14, 1991. Mr. Singleton served as Senior Vice President of AMCE and AMC from November 14, 1991, until his appointment as Executive Vice President in August 1994. Prior to November 14, 1991, Mr. Singleton served as Vice President in charge of operations for the Southeast Division of AMC from May 10, 1982. Mr. Singleton holds an undergraduate degree from California State University, Sacramento and an M.B.A. degree from the University of South Florida.

Mr. Charles J. Egan, Jr. has served as a Director of AMCE and AMC since October 30, 1986. Mr. Egan is Vice President and General Counsel of Hallmark Cards, Incorporated, which is primarily engaged in the business of greeting cards and related social expressions products, Crayola crayons, cable television and the production of movies for television. Mr. Egan holds an A.B. degree from Harvard University and an LL.B. degree from Columbia University.

Mr. Paul E. Vardeman has served as a Director of AMCE since
June 14, 1983, and of AMC since September 28, 1982. Mr. Vardeman has been a partner with the law firm of Polsinelli, White, Vardeman & Shalton, Kansas City, Missouri, since 1982. Prior thereto, Mr. Vardeman served as a Judge of the Circuit Court of Jackson County, Missouri.
Mr. Vardeman holds undergraduate and J.D. degrees from the University of Missouri-Kansas City.

Mr. Donald P. Harris has served as President of AMC Film Marketing, Inc., a wholly owned subsidiary of AMC, since April 18, 1989, and prior thereto served as Vice President of AMC Film Marketing, Inc. from
November 26, 1980.

Mr. Frank T. Stryjewski has served as Senior Vice President in charge of operations for the South Division of AMC since July 1, 1994. Previously, Mr. Stryjewski served as Vice President in charge of operations for the Southeast Division of AMC from December 9, 1991. Mr. Stryjewski served as Vice President - Operations Resources of AMC from December 1990 to December 1991, and as Vice President - Human Resources of AMC from December 1988 to December 1990.

Mr. Richard T. Walsh has served as Senior Vice President in charge of operations for the West Division of AMC since July 1, 1994.
Previously, Mr. Walsh served as Vice President in charge of operations for the Central Division of AMC from June 10, 1992, and as Vice
President in charge of operations for the Midwest Division of AMC since December 1, 1988.

Mr. Richard J. King was appointed Senior Vice President in charge of operations for the Northeast Division of AMC on January 4, 1995. Previously, Mr. King served as Vice President in charge of operations for the Northeast Division of AMC from June 1992 to January 1995, and as Vice President in charge of operations for the Southwest Division from October 1986 to June 1992.

Mr. Charles P. Stilley has served as President of AMC Realty, Inc., a wholly owned subsidiary of AMC, since February 9, 1993, and prior thereto served as Senior Vice President of AMC Realty, Inc. from March 3, 1986.

Mr. Richard L. Obert has served as Vice President and Chief
Accounting Officer of AMCE and AMC since January 9, 1989.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock and $1.75 Cumulative Convertible Preferred Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American and Pacific Stock Exchanges. Executives Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 1995 its Executive Officers, Directors and greater-than-10% beneficial owners complied with all
Section 16(a) filing requirements applicable to them, except that Mr. Richard T. Walsh, an Executive Officer of the Company, had attributed to him (through his wife's participation in an investment club composed of approximately ten members) the purchase of 55 shares of $1.75 Cumulative Convertible Preferred Stock. Mr. Walsh's wife received the proceeds from the liquidated investment club in October 1994, which was reported on Form 5.


ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

  Compensation of Directors
Messrs. Charles J. Egan and Paul E. Vardeman receive annual cash compensation of $20,000 each for their services as members of the Boards of Directors of AMCE and AMC and $24,000 each for their services as members of the Audit Committees of AMCE and AMC. Messrs. Egan and Vardeman are also paid $900 per hour for attending meetings of (i) any board of directors on which he serves, (ii) the Audit Committee after the twelfth meeting during the fiscal year and (iii) any other committee on which he serves.

For fiscal 1995, Messrs. Charles J. Egan, Jr. and Paul E. Vardeman received compensation of $92,600 and $81,800, respectively, for (i) services as a member of the Board of Directors of AMCE and AMC, (ii) attendance at Board of Directors meetings and (iii) other committee meetings of the Board of Directors of AMCE or its subsidiaries.

  Executive Compensation and Compensation Plans
The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company (determined as of the end of the last fiscal year and hereafter referred to as the "Named Executive Officers") for the years ended March 30, 1995, March 31, 1994, and April 1, 1993.

SUM                                       MARY COMPENSATION TABLE
                                                                               Long-Term
                                                                               Compensation
                                                                               Awards-Securities
                                         ANNUAL COMPENSATION                   Underlying
                                  Fiscal                     Other Annual     Options/      All Other
Name and Principal Position       Year    Salary    Bonus    Compensation(1)  SARs(#)      Compensation(2)

Stanley H. Durwood                1995    $452,088   $108,949      N/A         22,500             -
Chief Executive Officer           1994     436,800    263,400      N/A              -             -
                                  1993     420,004    141,800      N/A              -             -

Edward D. Durwood                 1995     294,132     46,693      N/A          5,000      $  3,045
President                         1994     277,338    155,200      N/A        200,000         4,674
                                  1993     269,742    122,900      N/A              -         6,626

Donald P. Harris                  1995    277,128      32,991      N/A              -         4,649
President-AMC Film                1994    281,326     106,000      N/A         45,000         4,497
 Marketing, Inc.                  1993    272,931      66,000      N/A              -         5,661

Philip M. Singleton               1995    273,247      64,149      N/A          4,500         4,663
Chief Operating Officer           1994    264,142     153,600      $51,930    150,000        59,564
                                  1993    244,466     100,000      N/A              -        45,249

Peter C. Brown                    1995    234,836      55,433      N/A          4,500         4,657
Chief Financial Officer           1994    227,016     135,000      N/A        150,000         4,675
                                  1993    199,331     107,200      N/A              -        13,579

(1)  N/A denotes not applicable.   Fiscal 1994 includes gross up of
taxes of $43,285 on moving expenses of Mr. Philip M. Singleton. For the years presented, excluding Mr. Philip M. Singleton in 1994, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(2) For fiscal 1995, All Other Compensation includes the Company's contributions to two defined contribution savings plans in the amount of $3,045 for Mr. Edward D. Durwood, $4,649 for Mr. Donald P. Harris, $4,663
for Mr. Philip M. Singleton and $4,657 for Mr. Peter C. Brown.    For
fiscal 1994, the totals include the Company's contributions to a defined contribution savings plan in the amount of $4,674 for Mr. Edward D. Durwood, $4,497 for Mr. Donald P. Harris, $4,708 for Mr. Philip M. Singleton and $4,675 for Mr. Peter C. Brown. In addition, moving expense for Mr. Philip M. Singleton is included in the amount of $54,856. For fiscal 1993, the totals include the Company's contributions to a defined contribution savings plan in the amount of $6,626 for Mr. Edward D. Durwood, $5,661 for Mr. Donald P. Harris, $6,414 for Mr. Philip M. Singleton and $5,129 for Mr. Peter C. Brown. In addition, moving expense is included in fiscal 1993 in the amount of $38,835 for Mr. Singleton and $6,320 for Mr. Brown and medical continuation coverage payments to a previous employer for Mr. Brown in the amount of $2,130.

Option Grants
       The following table provides certain information concerning individual grants of stock options made during the last completed fiscal year under the 1994 Stock Option and Incentive Plan to each of the Named Executive Officers.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR









                                                     Name

                                                 Number of
                                                Securities
                                                Underlying
                                                 Options/
                                                   SARs
                                                  Granted
                                                    (#)

                                                  % of Total
                                                   Options/
                                                     SARs
                                                   Granted
                                                      to
                                                  Employees
                                                  in Fiscal
                                                     Year




                                                  Exercise
                                                     or
                                                 Base Price
                                                   ($/sh)






                                                 Expiration
                                                    Date

                                            Potential Realizable
                                           Value at Assumed Annual
                                            Rates of Stock Price
                                              Appreciation for
                                                 Option Term
                                                 5% ($)     10% ($)


Stanley H. Durwood
    22,500
61.                                                                                                     6%
$11                                                                                                   .75
3/2                                                                                                      9/05
    $166,275
         $421,425


                                                                                                             Edward D. Durwood
    5,000
    13.6
    11.75
3/29/05
    36,950
    93,650


Donald P. Harris
- - -
- - -
- - -
- - -
- - -
- - -


Philip M.
Singleton
    4,500
    12.4
    11.75
3/29/05
    33,250
    84,285


Peter C. Brown
    4,500
    12.4
    11.75
3/29/05
    33,250
    84,285



 The stock options granted during the fiscal year ended March
30, 1995, are eligible for exercise based upon a vesting schedule. After the first anniversary of the grant date, 50% of the options will be eligible for exercise. After the second anniversary of the grant date, all options are fully vested. Vesting of options will accelerate upon the occurrence of an optionee s death, disability or retirement, or upon termination of employment within one year after the occurrence of certain change in control events. With the consent of the Board s Compensation Committee, optionees may satisfy tax withholding obligations by electing to have shares otherwise issuable upon exercise of an option withheld.

Option Exercises and Holdings
 The following table provides information, with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of March 30, 1995.

                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                              AND FY-END OPTION/SAR VALUES


                                                             Number of        Value of
                                                     Securities Underlying                                   Unexercised
                                                      Unexercised Options/                                  In-The-Money
                                                    SARs at FY-End (#)    Options/SARs at
                  Shares Acquired                  Exercisable/Unexercisable                                     FY-End($)
       Name             on Exercise     Value Realized    Shares          Price      Exercisable/Unexercisable

Stanley H. Durwood      -               -              0/22,500           $11.75            $0/$2,813
Edward D. Durwood       -               -              50,000/150,000     9.375             125,000/375,000
                                                       0/5,000            11.75             0/625
Donald P. Harris        12,000          $ 63,960       11,250/33,750      9.375             28,125/84,375
Philip M. Singleton         -           -                 37,500/112,500  9.250             98,438/295,312
                                                       0/4,500            11.75             0/563
Peter C. Brown          -               -              37,500/112,500     9.250             98,438/295,312
                                                       0/4,500            11.75             0/563

Long-Term Incentive Plan
              The following table provides certain information concerning shares ("Performance Shares") issuable under performance stock awards approved by the Compensation Committee during the last completed fiscal year for each of the Named Executive Officers.
These awards are subject to, and conditioned upon, approval of certain amendments to the Company s 1994 Stock Option and Incentive
Plan which establish the criteria upon which the awards were based.

       LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR







       Name
                                                 Number
                                                   of
                                                 Shares,
                                                  Units
                                                   or
                                                  Other
                                                 Rights
                                                 (#)(1)



                                                Performance or
                                                 Other Period
                                                    until
                                                  Maturation
                                                 or Payout

Estimated Future Payout under
Non-stock Price-Based Plans





Threshold(#)
                                                   Target (#)

 Maximum (#)



Stanley H. Durwood
  90,000
3 years
    30,000
45,000
90,000



Edward D. Durwood
20,000
3 years
6,687
10,000
20,000



Donald P. Harris
 -
- - -
  -
- - -
- - -



Philip M. Singleton
18,000
3 years
                                                                                           6,000
9,000
18,000



Peter C. Brown
18,000
3 years
                                                                                           6,000
9,000
18,000










______________________

                                                                                           1Maximum

 The foregoing table shows the number of Performance Shares
issuable   to a participant at the end of a three year performance
period ending April 2, 1998 (the "Performance Period") at Threshold, Target and Maximum levels of performance.

 A participant's eligibility to receive up to one-half of the maximum number of Performance Shares issuable under an award is based upon changes in the "private market value per share" of the Company's common stock ("PMVPS") over the Performance Period. PMVPS is determined on a fully diluted basis (assuming full exercise of all outstanding shares of the Company's preferred stock, Class B stock, options and other rights to acquire shares of common stock), based on a constant multiple of theatre level EBITDA (theatre level EBITDA is Company EBITDA less National Cinema Network, Inc. EBITDA), plus the book value of National Cinema Network, Inc., cash, cash equivalents and investments and investments in other long-term assets, less corporate borrowings, capitalized lease obligations and the carrying value of minority interests in other long-term liabilities. EBITDA is earnings before interest, taxes, depreciation and amortization.

 A participant's eligibility to receive up to the remaining
one-half of the maximum number of Performance Shares issuable under an award is based upon changes in "total return to stockholders" ("TRS"), which is measured by increases in the market value of an investment in shares of common stock of the Company, assuming
reinvestment of any dividends received.   PMVPS and TRS are referred
to individually and collectively herein as "Performance Criterion" and "Performance Criteria," respectively.

 Such Performance Criteria will be measured against changes in the Standard & Poor's 500 Index ("S&P 500") over the Performance
Period. Required achievement levels over the Performance Period for both PMVPS and TRS are as set forth below:

     Maximum - 2,000 basis points higher than the percentage change in the S&P 500 over the Performance Period;

     Target - 750 basis points higher than the percentage change in the S&P 500 over the Performance Period;

     Threshold - No difference between the percentage change in the S&P 500 and the percentage change in the Performance
 Criterion over the Performance Period.

 Generally, no shares will be issued with respect to the Company's performance over the Performance Period as measured by a Performance Criterion if such performance does not at least meet the Threshold achievement level over the Performance Period. If the Company's performance as so measured by a Performance Criterion falls between the Threshold and Target achievement levels, the number of Performance Shares issuable under an Award with respect to that Performance Criterion will be determined to the nearest whole number of shares, so that the actual Award will be at the same percentage between the Threshold and Target award levels as the actual achievement level falls between the Threshold and Target achievement levels. Similarly, if the Company's performance falls between Target and Maximum achievement levels, the number of Performance Shares will be determined to the nearest whole number of shares, so that the actual award will be at the same percentage between the Target and Maximum award levels as the actual achievement level falls between the Target and Maximum levels. In no event will the number of Performance Shares issuable under an Award with respect to a Performance Criterion exceed the number of Performance Shares issuable upon attaining the Maximum achievement level over the Performance Period with respect to such Performance Criterion.

 The right to receive Performance Shares will be accelerated and such Performance Shares issued, based on the achievement levels of the Performance Criteria, measured to the date of termination, in the event of a participant's death, disability or retirement, or termination of employment within one year after the occurrence of certain change of control events.

 With the consent of the Compensation Committee, a Grantee may satisfy his tax withholding obligations by electing to have Performance Shares otherwise issuable withheld.

 Until Performance Shares are issued, participants have no dividend or voting rights with respect to Performance Shares.

401(k) Plan
AMC sponsors a defined contribution savings plan (the
"401(k) Plan") whereby employees of AMC or its subsidiaries may (under current administrative rules) elect to contribute, in whole percentages, from 1% to 16% of compensation, provided no employee's elective contributions shall exceed the amount permitted under Section 402(g) of the Internal Revenue Code ($9,240 in 1995). A matching contribution is made by AMC at 50% of an employee's elective contribution of up to 6% of the employee's compensation. AMC may increase the 50% matching contribution to 100%. Employees have full and immediate vesting rights to their elective contributions and AMC's matching contributions and related earnings. AMC's contributions to the accounts of the Named Executive Officers are included in the Summary Compensation Table.

Defined Benefit Retirement and Supplemental Executive Retirement Plans AMC sponsors a defined benefit retirement plan (the "Retirement
Plan") which provides benefits to certain employees of AMC and its subsidiaries based upon years of credited service and the highest consecutive five-year average annual remuneration. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. A participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

              The Company also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the Retirement Plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993), the old limit, to $150,000 (in 1994 and 1995).

              The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under the Company's Retirement Plan and the Supplemental Executive Retirement Plan, assuming retirement in calendar 1995 at age
65 payable in the form of a single life annuity. The benefits are not subject to any deduction for Social Security or other offset amounts.
The following table assumes the old limit would have been increased to $245,000 in 1995.

              Highest Consecutive
               Five Year Average
             Annual Compensation             Year of Credited Service
                              15         20       25        30        35

     $125,000               $17,738   $23,650  $29,563   $35,475   $41,388
      150,000                21,488    28,650    35,813   42,975    50,138
      175,000                25,238    33,650    42,063   50,475    58,888
      200,000                28,988    38,650    48,313   57,975    67,638
      225,000                32,738    43,650    54,563   65,475    76,388
      245,000                35,738    47,650    59,563   71,475    83,388

As of March 30, 1995, the years of credited service under the Retirement Plan for each of the Named Executive Officers were: Mr. Edward D. Durwood, 19 years, Mr. Donald P. Harris, 17 years, Mr. Philip
M. Singleton, 20 years, and Mr. Peter C. Brown, 3 years. Because Mr. Stanley H. Durwood is age 74, he is receiving minimum required distributions under the Retirement Plan pursuant to Section 401(a)(9) of the Internal Revenue Code, even though he is an active employee.
The amount distributed in fiscal 1995 and 1994 from the Company's Retirement Plan was $42,067 and $43,595, respectively, and is not included in the Summary Compensation Table. In addition, the benefit Mr. Stanley H. Durwood accrued under the Supplemental Executive Retirement Plan in fiscal 1995 is not included in the Summary Compensation Table.

Executive Incentive Program
The Executive Incentive Program ("EIP") covers corporate and field executives and senior management, including Executive Officers.
Participants must be employed at fiscal year-end to be eligible for an award. Awards are pro-rated per complete quarter of employment.

Maximum awards under the EIP range from 50% of salary for executive corporate management participants to 30% of salary for senior field management participants. Awards are based on up to three performance components: division, company and personal. The division component, which applies to division and film office participants, is based on each division's performance relative to a division operating income quota. For purposes of determining this component, "division operating income" is defined as operating income less general and administrative expenses and extraordinary expenses ("DOI"). The company component, which applies to all eligible participants, is based on the Company's performance relative to an EBITDA quota. For division level participants, "EBITDA" is defined as DOI less national film, home office and international general and administrative expenses plus capitalized lease adjustments. The personal component of an award is based upon predetermined individual goals and a supervisor's year-end performance appraisal, and payment is subject to the recommendation of the supervisor and approval of the Executive Committee. The Compensation Committee of the Board of Directors approves the annual DOI and EBITDA quotas and approves the personal component of awards for participants who are Executive Officers.

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

1994 Stock Option and Incentive Plan
On November 10, 1994, AMCE's stockholders approved the AMCE 1994
Stock Option and Incentive Plan (the "1994 Incentive Plan"). Employees of the Company or its subsidiaries who are corporate or field executives or senior managers, including Executive Officers, are
eligible for awards under the 1994 Incentive Plan.   The 1994 Incentive
Plan permits three basic types of awards: (i) grants of stock options which are either incentive stock options ("ISOs") as defined by Section 422 of the Internal Revenue Code of 1986, as amended, or non-ISOs ("Non-Qualified Stock Options"), (ii) grants of stock awards ("Stock Awards"), which may be either performance stock awards ("Performance Stock Awards") or restricted stock awards ("Restricted Stock Awards"), and (iii) performance unit awards ("Performance Units").

Under the 1994 Incentive Plan, the Compensation Committee of the
Board of Directors is authorized to grant ISOs, Non-Qualified Stock Options and Stock Awards entitling recipients to receive up to an aggregate of 1,000,000 shares of the Company's 66 2/3 cents par value Common Stock. The Compensation Committee also is authorized to make awards of Performance Units, which are payable only in cash and valued by reference to designated criteria, other than shares of Common Stock, which may be established by the Committee.

No grantee may receive options to acquire more than 325,000 shares of Common Stock, Stock Awards entitling the grantee to receive more than 150,000 shares of Common Stock or cash awards under Performance Units aggregating more than $2 million. During any 12 month period, no grantee may receive options to acquire more than 65,000 shares of Common Stock or cash awards under Performance Units aggregating more than $400,000. No grantee may receive a Stock Award or Awards entitling the grantee to receive free of conditions more than 30,000 shares of Common Stock with respect to any 12 month period, but determined on an annualized basis so that more than 30,000 shares may be received at one time free of conditions with respect to performance periods exceeding 12 months' duration.

Stock Awards and Performance Unit awards made to persons subject to Section 16 of the Securities Exchange Act of 1934 generally are based on the attainment by the Company or a subsidiary or a division thereof during a performance period of 12 months' duration or more of one or more performance goals as established by the Compensation Committee. Performance goals established by the Committee are based upon, as the Committee deems appropriate, one or more business criteria referred to in the 1994 Incentive Plan.

The Committee may permit the accelerated exercise of stock options and the lapse or waiver of restrictions and performance goals on Stock Awards and Performance Units in the event certain transactions occur, such as a merger or liquidation of the Company, the sale of substantially all the assets of the Company, a subsidiary or a division, the sale of a majority interest in a subsidiary or the change in control of the Company. Similar provisions apply in the case of death, disability, retirement or other terminations. In addition, the Committee may permit all outstanding options held by a grantee to vest upon any termination of employment.

The Company will be proposing certain amendments to the 1994
Incentive Plan at its next stockholders meeting, which amendments, among other matters, will extend the eligibility to participate under the plan to additional managerial employees and establish new business criteria upon which Performance Stock Awards may be based. Conditional Performance Stock Awards have been made under the new criteria, subject to stockholder approval. See "Long Term Incentive Plan".

Other Executive Benefit Plans
The Executive Medical Reimbursement Plan covers active employees who are officers of the Company and provides up to $2,500 a month for the following medical expenses: (i) routine physicals, (ii) vision care, (iii) well baby care, (iv) hospital room and board charges in excess of the semi-private room and board rate, (v) expenses in excess of usual and customary charges, subject to 80% co-insurance, (vi) 50% of mental and nervous benefits in excess of the basic medical plan's $1,500 calendar year maximum, to a lifetime maximum of $50,000,
(vii) dental reimbursement, subject to 80% co-insurance and a $3,000 calendar year maximum and (viii) an additional $2,000 orthodontia lifetime maximum. Supplemental Accidental Death and Dismemberment coverage in the amount of $250,000 is also provided to officers of the Company.

The Executive Savings Plan (the "Savings Plan") covers certain highly compensated employees (as defined in Section 414(q) of the Internal Revenue Code) whose elective contributions under the 401(k) Plan have been limited in order for the 401(k) Plan to satisfy the average deferral percentage nondiscrimination tests in Section 401(k) of the Internal Revenue Code and/or whose coverage under the group term life insurance provided by AMC is at the maximum amount. The Savings Plan provides a three percent increase in pay to all eligible employees who agree to make a four percent of pay contribution on a monthly basis to an AMC approved individual universal life insurance policy which is owned by the employee. The eligible employees can select, within certain parameters, the portion of their after tax premiums that is allocated to life insurance protection versus the investment element of the universal life insurance policy. Such benefit amounts for the Named Executive Officers are included in the Summary Compensation Table.

Nonqualified Deferred Compensation Plan
Effective January 1, 1994, the Company adopted the AMC
Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan"), a deferred compensation arrangement designed to permit eligible employees of the Company and certain affiliates to offset the adverse impact of a change in the federal tax law made by the Omnibus Budget Reconciliation Act of 1993 (the "Act"), which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993) to $150,000 (in 1994 and 1995).

Under the Deferred Compensation Plan, participants in the Company's 401(k) Plan who are making the maximum deferral thereunder and whose estimated annual compensation will exceed $100,000 in 1995 may elect, in advance and irrevocable for each year, to reduce their compensation and to defer under the Deferred Compensation Plan such additional portion of their annual compensation as they may determine. Such participants whose annual compensation in 1995 exceeds $150,000 will have elective Deferred Compensation Plan deferrals of up to 4% of their compensation in excess of $150,000 matched by the Company at a rate of 50%, but only to the extent affected by the change in the law. For example, an employee who will earn $180,000 in 1995 and who elects to defer 4% of his compensation would have a match equal to the lesser of (a) 2% of the difference between the $150,000 limit set forth in
Section 401(a)(17) of the Internal Revenue Code of 1986 (the "Code") and $180,000 and (b) 50% of the difference between the maximum permissive elective deferral under Section 402(g) of the Code ($9,240 in 1995) and the amount of his elective deferrals under the 401(k) Plan for the year. The old limit, the new limit and the Deferred Compensation Plan's minimum eligibility criteria (compensation over $100,000 to make deferrals and over $150,000 to be credited with a match) are subject to periodic cost-of-living adjustments. The company's maximum obligation under the Deferred Compensation Plan for any one participant for 1995 is $1,620 (which would probably have been incurred by the Company had the federal tax law not been changed by the
Act).

Elective deferrals and matching credits, if any, will be credited to a deferral account maintained by or at the direction of the Company and held in an irrevocable trust (commonly referred to as a "rabbi trust"). The assets in the rabbi trust, however, remain subject to the claims of the Company's creditors in the event of insolvency of the Company or any of its affiliates. Unless the Company or any of its affiliates become insolvent, upon the earlier of a participant's normal retirement age (65) or other termination of employment, the participant will receive the amounts credited to his deferral account, adjusted for earnings and losses, in a lump sum or in installments over ten years, as elected by the participant prior to making the deferrals. Both the participant's deferrals and the match, if applicable, are fully vested at all times.

 Other Compensation Plans
On February 2, 1977, the Board of Directors of AMC authorized the continued payment to Mr. Stanley H. Durwood, in the event of his disability, of 80% of his then current salary and bonuses for a period of up to two years, such salary payment to be reduced, if necessary, so that such payments, together with disability compensation under AMC's group insurance policy, do not exceed 100% of his then current salary and bonus.

Messrs. Peter C. Brown and Philip M. Singleton each have employment agreements with AMC dated September 26, 1994, providing for annual base salaries of no less than $227,000 and $266,000, respectively, and bonuses resulting from the EIP or other bonus arrangement, if any, as determined from time to time at the sole discretion of the Compensation Committee upon the recommendation of the Chairman of the Board. Each employment agreement has a term of two years. On each September 27, commencing in 1995, one year shall be added to the term of each employment agreement, so that each employment agreement shall always have a two-year term as of each anniversary date. Each employment agreement terminates without severance upon such employee's resignation, death or his disability as defined in his employment agreement, or upon AMC's good faith determination that such employee has been dishonest or has committed a breach of trust respecting AMC. AMC may terminate each employment agreement at any time, with severance payments in an amount equal to twice the annual base salary of such employee on the date of termination. Each employee may terminate his employment agreement upon a change of control of AMC as defined in the employment agreement and receive severance payments in an amount equal to twice his annual base salary on the date of termination. AMC may elect to pay any severance payments in a lump sum after discounting such amount to its then present value, or over a two-year period. The aggregate value of all severance benefits to be paid to such employee shall not exceed 299% of such employee's "base amount" as defined in the Internal Revenue Code for the five-year period immediately preceding the date of termination. The aggregate amount payable under these employment agreements, assuming termination by reason of a change of control and payment in a lump sum as of March 30, 1995, was approximately $967,000.

As permitted by the 1994 Stock Option and Incentive Plan, stock options and Performance Share awards granted to participants during the last fiscal year provide for acceleration upon the termination of employment within one year after the occurrence of certain changes in control events, whether such termination is voluntary or involuntary, or with or without cause. See "Option Grants" and "Long-Term Incentive Plan." In addition, the Compensation Committee may permit acceleration upon the occurrence of certain transactions which may not constitute the sale of control. See "1994 Stock Option and Incentive Plan."

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information as of May 19, 1995, with respect to beneficial owners of 5% or more of any class of the Company's capital stock:

                 Name and Address                 Number of Shares      Percent
Title of Class   of Beneficial Owner              Beneficially Owned    of Class
Common Stock    Durwood, Inc. (1)
                106 West 14th Street
                Kansas City, Missouri 64105            2,641,951(2)     49.8%(2)

                The Capital Group Companies, Inc.
                  and Capital Guardian
                Trust Company(3)
                333 South Hope Street
                Los Angeles, California  90071         322,400(3)       6.1%

                David L. Babson & Company, Inc. (4)
                One Memorial Drive
                Cambridge, Massachusetts  02142        461,800(4)       8.7%

Class B Stock(5)  Durwood, Inc. (1)
                  106 West 14th Street
                  Kansas City, Missouri 64105     11,157,000(2)         100.0%(2)

(1) A revocable inter-vivos trust and a revocable voting trust established by Mr. Stanley H. Durwood for the benefit of Mr. Stanley
 H. Durwood holds approximately 75% of the voting power of the outstanding capital stock of DI. American Associated Enterprises, a Missouri limited partnership of which Mr. Stanley H. Durwood is the limited partner and his children are the general partners (on whose behalf Mr. Edward D. Durwood has voting authority), holds approximately 25% of the voting power of DI's outstanding capital stock. Mr. Stanley H. Durwood and Mr. Edward D. Durwood are the directors of DI. Mr. Stanley H. Durwood is Chairman of the Board, Chief Executive Officer and a Director of AMCE and AMC, and
 Mr. Edward D. Durwood is President, Vice Chairman of the Board and a Director of AMCE and AMC.

(2) Class B Stock is convertible into Common Stock on a share-for-share basis. The stated percentage has been computed without giving effect to the conversion option. Were all shares of Class B Stock converted there would be 16,463,380 shares of Common Stock outstanding, of which DI would hold 13,798,951 shares, or 84%, of the outstanding Common Stock.

(3) As reported by The Capital Group Companies, Inc. and Capital
    Guardian Trust Company, on Schedule 13G dated February 6, 1995.

(4) As reported by David L. Babson & Company, Inc. on Schedule 13G dated February 10, 1995.

(5) In the election of Directors, holders of Class B Stock are entitled to elect four of the Company's six Directors. On other matters, holders of Class B Stock vote as a class with holders of Common Stock, with each share of Class B Stock being entitled to ten votes per share.

Beneficial Ownership By Directors and Officers
 The following table sets forth certain information as of May 19, 1995, with respect to beneficial ownership by Directors and Executive Officers of the Company's Common Stock and Class B Common Stock. The amounts set forth below include the vested portion of 650,000 shares of Common Stock subject to options under the Company's 1984 Stock Option Plan held by executive officers.



                                                      Number of Shares   Percent
Title of Class      Name of Beneficial Owner    Beneficially Owned    of Class
Common Stock            Stanley H. Durwood            2,642,101(1)          49.8
                        Edward D. Durwood            100,000(2)(3)           1.8
                        Paul E. Vardeman                       300             *
                        Donald P. Harris                 30,573(3)             *
                        Philip M. Singleton              93,000(3)           1.7
                        Peter C. Brown                   75,000(3)           1.4

                        All Directors and
                        Executive Officers as
                        a group (12 persons,
                        including the individuals
                        named above)                  2,995,442(3)          53.2

Class B Stock           Stanley H. Durwood       11,157,000(1)(2)          100.0


*Less than one percent.

(1)See Notes 1 and 2 under the previous table. Mr. Stanley H. Durwood also directly owns 150 shares of AMCE's Common Stock.

(2)Mr. Edward D. Durwood may also be deemed to be the beneficial owner of the shares owned by DI.

(3)Includes shares subject to options to purchase Common Stock under the Company's 1984 Stock Option Plan, as follows: Edward D. Durwood - 200,000 shares; Philip M. Singleton - 150,000 shares; Peter C. Brown - 150,000 shares; Donald P. Harris - 45,000 shares; and all executive officers as a group - 650,000 shares. The options granted vest as to exercise rights in 25% annual installments commencing twelve months after date of grant; thus, the options described in the above table represent one-half of the total options granted to each optionee.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain Transactions
Since its formation, AMCE and AMC have been members of an affiliated group of companies (the "DI affiliated group") beneficially owned by Mr. Stanley H. Durwood and members of his family. Mr. Stanley H. Durwood is President, Treasurer and a Director of DI and Chairman of the Board, Chief Executive Officer and a Director of AMCE and AMC. There have been transactions involving AMCE or AMC and the DI affiliated group in prior years. The Company intends to ensure that all transactions with DI or other related parties are fair, reasonable and in the best interest of the Company. In that regard, the Audit Committees of the Boards of Directors of AMCE and AMC review all material proposed transactions between the Company and DI or other related parties to determine that, in their best business judgment, such transactions meet that standard. The Audit Committees consist of Messrs. Vardeman and Egan, neither of whom are officers or employees of AMCE or AMC nor stockholders, directors, officers or employees of DI. Set forth below is a description of significant transactions which have occurred since April 1, 1994, or involve receivables that remain outstanding as of March 30, 1995.

Certain corporate departments of AMC perform general and administrative services for DI and its subsidiaries. AMC charged DI and its subsidiaries $116,000 for such services for fiscal 1995.

Periodically, AMC and DI reconcile any accounts owed by one company to the other. Charges to the intercompany account have included the allocation of AMC's general and administrative expenses and payments made
by AMC on behalf of DI.   In fiscal 1995, the largest balance owed by DI
and its subsidiaries to AMC was $831,000. As of March 30, 1995, AMC owed DI and its subsidiaries $37,000.

Ms. Marjorie D. Grant, a Vice President of AMC and the sister of Mr. Stanley H. Durwood, has an employment agreement with AMCE providing for a base annual salary of no less than $100,000, an automobile and, at the sole discretion of the Chief Executive Officer of the Company, a year-end bonus. Ms. Grant's employment agreement, executed July 1, 1991, terminates on June 30, 1996, or upon her death or disability. The agreement provides that in the event Mr. Stanley H. Durwood fails to control the management of AMCE by reason of its sale, merger, or consolidation, or because of his death or disability, or for any other reason, then AMCE and Ms. Grant would each have the option to terminate the agreement. In such event, AMCE would pay to Ms. Grant in cash a sum equal to the aggregate cash compensation, exclusive of bonus, to the end of the term of her employment under the agreement, after discounting such amount to its then present value using a discount rate equal to the lesser of one-half of the current prime rate of interest or 10% per annum. In November 1991, this agreement was assumed by Durwood, Inc. and was reassumed by AMCE in January 1995.

In July 1992, Mr. Jeffrey W. Journagan, a son-in-law of Mr. Stanley
H. Durwood, was employed by a subsidiary of the Company. Mr. Journagan's current salary is approximately $69,000.

AMC loaned $200,000 to Mr. Donald P. Harris, President-AMC Film Marketing, Inc, in January 1987. This loan was evidenced by a promissory note bearing interest at the rate of 6% per annum, provides for the payment of all principal at maturity and was secured by a second Deed of Trust on Mr. Harris' residence in Los Angeles County, California. The loan was made to Mr. Harris in connection with the purchase of his principal residence. Principal on the note was due on January 1, 1992, but the note has been extended to January 16, 1997. In connection with the extension, the interest rate on the note was increased to 7.5%. The largest aggregate amount outstanding on the note during fiscal 1995 was $200,000. Interest is payable on the note annually and the principal amount outstanding as of March 30, 1995, was $200,000.

For a description of certain employment agreements between the Company and Messrs. Peter C. Brown and Philip M. Singleton, see "Other Compensation Plans."

Federal Income Taxes
         DI and the Company entered into an agreement dated July 1, 1983, pursuant to which, so long as DI and the Company filed a consolidated federal income tax return, the Company paid to DI the amount of tax that would be payable calculated as if the Company filed a separate consolidated federal income tax return for such period and all prior taxable periods, provided, however, that if such return reflected a refund due to the Company, DI was obligated to pay the Company an amount equal to such refund when and if the consolidated group is able to realize the Company's tax benefit in the future. Due to the Company's issuance of the $1.75 Cumulative Convertible Preferred Stock on March 3, 1994, the Company is no longer eligible to file a consolidated federal income return with DI. The agreement still applies to all tax years for which DI and the Company previously filed a consolidated federal income tax return.



                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a) See Index to Consolidated Financial Statements and Schedules.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed or required to be filed for the thirteen weeks ended

 March 30, 1995.

(c) Exhibits

               A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

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



  /s/ Stanley H. Durwood   Chairman of the Board, Chief      May 31, 1995
      Stanley H. Durwood            Executive Officer and Director


  /s/ Edward D. Durwood    President, Vice Chairman of the   May 31, 1995
      Edward D. Durwood    Board and Director


  /s/ Paul E. Vardeman     Director                          May 31, 1995
      Paul E. Vardeman


  /s/ Charles J. Egan, Jr. Director                          May 31, 1995
      Charles J. Egan, Jr.


  /s/ Peter C. Brown       Executive Vice President, Chief   May 31, 1995
      Peter C. Brown       Financial Officer and Director



  /s/ Philip M. Singleton  Executive Vice President,         May 31, 1995
     Philip M. Singleton   Chief Operating Officer and
                           Director



  /s/ Richard L. Obert     Vice President and                May 31, 1995
      Richard L. Obert              Chief Accounting Officer

AMC ENTERTAINMENT INC.      AND SUBSIDIARIES
INDEX TO FINANCIAL STA   TEMENTS AND SCHEDULES
Years (52 Weeks) Ended      March 30, 1995,
  March 31, 1994, and        April 1, 1993

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

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-11 - F-28

STATEMENTS OF OPERATIONS BY QUARTER (UNAUDITED)                      F-29

SELECTED FINANCIAL DATA (UNAUDITED)                                  F-30

SCHEDULE II - Valuation and qualifying accounts and reserves         F-31





NOTE: All other schedules have been omitted because they are not required or because the required information is shown in the financial statements or notes thereto. Separate consolidated financial statements of American Multi-Cinema, Inc. have not been included because they are substantially the same as the consolidated financial statements of AMC Entertainment Inc. included herein.

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri

We have audited the consolidated balance sheets of AMC Entertainment Inc. and subsidiaries as of March 30, 1995, and March 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years (52 weeks) in the period ended March 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Exhibition Enterprises Partnership, a joint venture partnership, which was recorded using the equity method of accounting. The equity in the earnings of this partnership represent 23 percent of consolidated earnings before extraordinary item for the year (52 weeks) ended April 1, 1993. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Exhibition Enterprises Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMC Entertainment Inc. and subsidiaries as of March 30, 1995, and March 31, 1994, and the consolidated results of their operations and their cash flows for each of the three years (52 weeks) in the period ended March 30, 1995, in conformity with generally accepted accounting principles.




Kansas City, Missouri
May 24, 1995

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri

Our report on the consolidated financial statements of AMC Entertainment Inc. and subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Kansas City, Missouri
May 24, 1995



                    CONSENT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
  of AMC Entertainment Inc.
Kansas City, Missouri

We consent to the incorporation by reference in the registration statements numbered 33-58129, 2-92048, 2-97522 and 2-97523 of AMC Entertainment Inc. (the "Company") on Form S-8 of our report dated May 24, 1995, on our audits of the consolidated financial statements and financial statement schedule of the Company as of March 30, 1995, and March 31, 1994, and for each of the three years (52 weeks) in the period ended March 30, 1995, which report is included in the Company's annual report on Form 10-K.


Kansas City, Missouri
May 24, 1995



                       INDEPENDENT AUDITORS' REPORT


Board of Managers
Exhibition Enterprises Partnership
Kansas City, Missouri


We have audited the statements of operations, partners' capital and cash flows of Exhibition Enterprises Partnership (a partnership operated by Cinema Enterprises, Inc. and TPI Entertainment, Inc.) for the year ended December 31, 1992 (none of which are presented herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1992, in conformity with generally accepted accounting principles.




Kansas City, Missouri
February 5, 1993

                       INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in registration statement numbers 33-58129, 2-92048, 2-97522 and 2-97523 of AMC Entertainment Inc. on Form S-8 of our report on Exhibition Enterprises Partnership dated February 5, 1993, appearing in this Annual Report on Form 10-K of AMC Entertainment Inc. for the year ended March 30, 1995.





Kansas City, Missouri
May 24, 1995

                          AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years (52 Weeks) Ended March 30, 1995,
                       March 31, 1994, and April 1, 1993
                     (in thousands, except per share amounts)

                                          1995      1994      1993
Revenues
  Admissions                          $371,145  $389,454  $265,766
  Concessions                          169,120   176,274   114,809
  Other                                 24,399    21,725    23,890

 Total revenues                        564,664   587,453   404,465

Expenses
  Film rentals                         182,669   197,461   137,613
  Concession merchandise                26,453    26,349    17,522
  Other                                226,793   225,367   155,700

 Total cost of operations              435,915   449,177   310,835

 Depreciation and amortization          37,913    38,048    28,175
 General and administrative
    expenses                            39,807    39,492    36,285
 Estimated loss on future
 disposition of assets                       -         -     2,500

 Total expenses                        513,635   526,717   377,795

Operating income                        51,029    60,736    26,670

Other expense (income)
  Interest expense
  Corporate borrowings                  24,502     25,699   22,828
  Capitalized lease                     11,406    10,676     8,573
  Investment income                    (10,013)   (1,156)   (8,239)
  Minority interest                          -    (1,599)       -
  (Gain) loss on disposition
  of assets                                156      (296)   (9,638)

Earnings before income taxes and
 extraordinary item                     24,978    27,412    13,146
Income tax provision                    (9,000)   12,100     5,400

Earnings before extraordinary item      33,978    15,312     7,746
Extraordinary item -
 Loss on extinguishment of debt
 (net of income tax benefit
   of $3,800)                                -         -    (6,483)

Net earnings                          $ 33,978  $ 15,312   $ 1,263
Preferred dividends                      7,000       538       256
Net earnings for common shares        $ 26,978  $ 14,774   $ 1,007
Earnings per share before
 extraordinary items:
Primary                                  $1.63      $.89      $.46
Fully diluted                            $1.45      $.89      $.46

Earnings per share:
Primary                                  $1.63      $.89      $.06
Fully diluted                            $1.45      $.89      $.06

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      March 30, 1995, and March 31, 1994
                     (in thousands, except share amounts)

                                    ASSETS
                                                    1995      1994
Current assets:
Cash and equivalents                            $ 71,233   $ 32,319
Investments                                       69,144    119,150
Receivables, net of allowance
 for doubtful accounts
 of $1,529 as of March 30, 1995,
 and $1,270 as of March 31, 1994                   8,572      9,197
Other current assets                              12,069     11,575

    Total current assets                         161,018    172,241

Property, net                                    279,904    252,861
Intangible assets, net                            42,926     49,403
Other long-term assets                            38,306     26,771

   Total assets                                 $522,154   $501,276

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                $ 29,047   $ 28,706
Accrued expenses and other liabilities            33,794     42,444
Current maturities of corporate borrowings
and capital lease obligations                      2,516      2,168

    Total current liabilities                     65,357     73,318

Corporate borrowings                             200,183    200,115
Capital lease obligations                         64,805     65,905
Other long-term liabilities                       34,421     31,534

    Total liabilities                            364,766    370,872
Commitments and contingencies
Stockholders' equity
  Cumulative Convertible Preferred Stock;
4,000,000  shares issued
and outstanding  (aggregate liquidation
preference of $100,000)                            2,667      2,667
  Common Stock; 5,306,380 and 5,266,830
shares issued and
outstanding as of  March 30, 1995, and
March 31, 1994, respectively                       3,538      3,511
  Convertible Class B Stock; 11,157,000
 shares issued and outstanding                     7,438      7,438
  Additional paid-in capital                     107,163    106,951
  Retained earnings                               36,582      9,837

    Total stockholders' equity                   157,388    130,404

    Total liabilities and stockholders' equity  $522,154   $501,276

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years (52 Weeks) Ended March 30, 1995,
                     March 31, 1994, and April 1, 1993
                             (in thousands)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS     1995      1994    1993

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                $ 33,978  $ 15,312  $  1,263

  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
     Depreciation and amortization
        - property                              29,647    29,074    23,869
        - other long-term assets                 8,266     7,075     4,306
     Deferred income taxes                     (21,285)   (4,023)   (1,077)
     Gain on sale of available for sale
     investments                                (1,407)        -         -
     Minority interest                               -     1,599         -
     (Gain) loss on sale of other long-term
     assets                                        156      (296)   (9,638)
     Change in assets and liabilities, net of
     effects from acquisition:
     Receivables                                   625    (2,843)     (897)
     Other current assets                         (578)      412     1,771
     Accounts payable                              341     5,187    (2,567)
  Accrued expenses and other liabilities        (5,763)   11,892     8,855
  Other, net                                       204       291     3,177
  Total adjustments                             10,206    48,368    27,799
   Net cash provided by operating activities    44,184    63,680    29,062
   CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        (56,403)  (10,651)   (8,786)
   Purchases of available for sale
   investments                                (314,368)        -         -
   Proceeds from maturities of  available
   for sale investments                        364,374        -
   Proceeds from sales of available for sale
   investments                                  11,689         -         -
   Net purchase of short-term
   investments                                       -   (93,041)     (649)
   Purchase of partnership interest,
   net of cash acquired                              -    (8,486)         -
   Proceeds from disposition of other
   long-term assets                                 70     1,270    14,768
   Other, net                                   (1,516)     (597)     (739)
   Net cash provided by (used in)
   investing activities                          3,846  (111,505)    4,594

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit agreements        -    30,000     3,000
   Repayments under line of credit agreements        -   (30,000)  (57,000)
   Principal payments under capital lease
   obligations                                  (2,088)   (1,700)     (885)
   Repayment of acquired subsidiary
   indebtedness                                      -   (37,000)        -
   Proceeds from issuance of debt securities         -         -   198,654
   Repurchase of debentures                          -         -  (125,000)
   Other repayments                                (34)   (1,720)   (6,400)
   Proceeds from exercise of stock options         239     1,321       845
   Redemption of preferred stock                     -         -    (5,000)
   Proceeds from issuance of preferred stock         -    95,600         -
   Dividends paid on preferred stock            (7,233)        -    (2,531)
   Dividends paid on common stock                    -         -   (18,550)
   Deferred financing costs                          -      (354)   (8,155)
   Net cash provided by (used in)
   financing activities                         (9,116)   56,147   (21,022)

   NET INCREASE  IN CASH AND EQUIVALENTS        38,914     8,322    12,634
   CASH AND EQUIVALENTS AT BEGINNING OF YEAR    32,319    23,997    11,363

   CASH AND EQUIVALENTS AT END OF YEAR        $ 71,233  $ 32,319  $ 23,997

                AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years (52 Weeks) Ended March 30, 1995,
                    March 31, 1994, and April 1, 1993
                             (in thousands)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                          1995       1994      1993

Capital lease obligations
  incurred in connection with
  properties acquired                    $  1,363   $  5,219 $  3,931
Borrowings incurred in connection
  with property acquired                        -          -       35



On May 28, 1993, a subsidiary of American Multi-Cinema, Inc. ("AMC"), acquired a fifty percent partnership interest in Exhibition Enterprises Partnership ("EEP") from TPI Entertainment, Inc. Together with the fifty percent partnership interest already owned by AMC, EEP became a wholly-owned subsidiary. Cash and equivalents held by EEP as of May 28, 1993, totaled $9,014. Liabilities assumed from the May 28, 1993, transaction follow:


   Fair value of assets acquired
  (including cash and equivalents)                   $  70,170
   Cash paid                                           (17,500)

        Liabilities assumed                          $  52,670


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                         1995       1994     1993
Cash paid during the period for:

     Interest (net of amounts
     capitalized of $870, $49 and $64)     $ 35,878  $ 35,742  $ 32,697
     Income taxes, net                       18,563    15,309     1,343





             See Notes to Consolidated Financial Statements.


   F-10
                                                AMC  ENTERTAINMENT INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (in thousands, except share amounts)
                                                                                       Additional   Retained       Total
                         Preferred Stock    Common Stock      Class B Stock            Paid-in      Earnings     Stockholders'
                         Shares      Amount Shares    Amount    Shares        Amount    Capital      (Deficit)         Equity
Balance,
 April 2, 1992                 5    $1   4,358,380   $2,906   11,730,000    $7,820    $ 26,599     $  2,543    $ 39,869

  Net earnings                 -      -          -        -            -         -           -        1,263       1,263
  Exercise of options
on Common Stock                -      -    181,000      120            -         -         725            -         845
  Redemption of
Preferred Stock               (5)    (1)         -        -            -         -      (4,999)           -      (5,000)
  Dividends declared:
14% Preferred Stock            -      -          -        -            -         -           -         (256)       (256)
Common and Class B
Stock                          -      -              -       -           -       -      (9,525)     (9,025)      (18,550)

Balance, April 1, 1993         -      -      4,539,380   3,026  11,730,000   7,820      12,800      (5,475)       18,171

  Net earnings                 -      -              -       -           -       -           -      15,312        15,312
  Exercise of options
on Common Stock                -      -        154,450     103           -       -       1,218           -         1,321
  Net proceeds from
sale of
Preferred Stock        4,000,000  2,667              -       -           -       -      92,933              -    95,600
  Conversion of
  Class B Stock                -      -        573,000     382   (573,000)     (382)         -             -          -

Balance,
  March 31, 1994       4,000,000  2,667      5,266,830   3,511 11,157,000     7,438    106,951          9,837   130,404

  Net earnings                 -      -              -       -          -         -          -         33,978    33,978
  Exercise of options
on Common Stock                -      -         39,550      27          -         -        212              -       239
  Dividends declared:
$1.75 Preferred
  Stock                        -      -              -       -          -         -          -         (7,233)   (7,233)

Balance,
  March 30, 1995   4,000,000 $2,667      5,306,380 $ 3,538 11,157,000   $ 7,438   $107,163      $  36,582  $157,388

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Years (52 Weeks) Ended March 30, 1995,
                      March 31, 1994, and April 1, 1993


NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

AMC Entertainment Inc. ("AMCE"), through  American Multi-Cinema,
Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company") is principally involved in the operation of motion picture theatres.

Approximately 84% of AMCE's outstanding voting securities are owned by Durwood, Inc. ("DI"). See Note 13 for further description of AMCE's related party transactions.

Principles of Consolidation
The consolidated financial statements include the accounts of AMCE and all subsidiaries. Minority interest in AMC Philadelphia, Inc., an 80% owned subsidiary, with a book value of $3,663,000 and $2,619,000, as of March 30, 1995, and March 31, 1994, respectively, is included in long-term liabilities. All significant intercompany balances and transactions have been eliminated.

Fiscal Year
The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. The 1995, 1994 and 1993 fiscal years each reflect a 52 week period.

Revenues and Film Rental Costs
Revenues are recognized when admissions and concessions sales are received at the theatres. Film rental costs are recognized based on the applicable box office receipts and the terms of the film licenses.

Cash and Equivalents
Cash and equivalents consists of cash on hand and temporary cash investments with original maturities of less than thirty days.

Investments
Effective April 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.Upon adoption, the Company classified its debt and equity securities as available for sale which did not have a material impact to the consolidated financial statements. In accordance with SFAS 115, prior years financial statements have not been restated to reflect the change in accounting method.

As of March 30, 1995, investments in available for sale debt securities are carried at amortized cost which approximates market value due to the short-term nature of the securities. As of March 31, 1994, investments in equity securities were stated at the lower of aggregate cost or market, while investments in marketable debt securities were carried at amortized cost, which approximates market value.

 For purposes of determining gross realized gains and losses, the cost of securities sold is determined upon specific identification.

Concentration of Credit Risk
The Company invests excess cash in deposits with major banks and in high quality short-term liquid money instruments. Such investments are made only in instruments issued or enhanced by high quality financial institutions (investment grade or better). Amounts invested in a single institution are limited to minimize risk.

Refundable Construction Advances
Included in receivables as of March 30, 1995, and March 31, 1994, is $1,723,000 and $1,541,000, respectively, advanced to developers to fund a portion of the construction costs of new theatres that are to be operated by AMC pursuant to lease agreements. These advances are refunded by the developers either during or shortly after completion of construction.

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

Intangible Assets
Intangible assets are comprised of lease rights, which are amounts assigned to theatre leases assumed under favorable terms, and location premiums on acquired theatres which are being amortized on a straight-line basis over the estimated remaining useful life of the theatre.

Effective December 30, 1994, the Company reduced the estimated lives of lease rights and location premiums on certain smaller theatres to correspond to the base term of the theatre lease. This change in accounting estimate was made to better match the estimated life of the intangible assets with the life of the theatre due to the Company's strategic plans to primarily own and operate larger theatres. The effect of this change in estimate was to increase amortization expense in 1995 by $1,542,000 and decrease net earnings by $876,000, or $. 05 per common share. Accumulated amortization on intangible assets as of March 30, 1995, and March 31, 1994, was $29,960,000 and $26,144,000,
respectively.

Other Long-Term Assets
Other long-term assets are comprised principally of costs incurred in connection with the issuance of debt securities which are being amortized over the respective life of the issue on the effective interest method; investments in partnerships and corporate joint ventures accounted for under the equity method; and deferred preopening costs relating to new theatres which are being amortized over two years.

Income Taxes
Income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. The statement requires that deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The Company, pursuant to a tax sharing agreement, joined with DI in filing a consolidated federal income tax return through March 3, 1994. Upon issuance of the Cumulative Convertible Preferred Stock, DI no longer owns the requisite 80% of the Company. The Company has filed a separate consolidated federal income tax return after that date. The provisions of the tax sharing agreement will remain effective for any changes to taxable income for years covered under such agreement. Prior to March 3, 1994, the Company's provision for income tax expense was computed as if it filed a separate consolidated return.

Earnings per Share
Primary earnings per share is computed by dividing net earnings for common shares by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. The average shares used in the computations were 16,593,000 in 1995, 16,521,000 in 1994 and 16,217,000 in 1993. On a fully diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of Cumulative Convertible Preferred Stock, if diluted. The average shares used in the computations were 23,509,000 in 1995, 16,550,000 in 1994 and 16,217,000 in 1993.
Presentation
Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - ACQUISITION

  Prior to May 28, 1993, Exhibition Enterprises Partnership ("EEP" or the "Partnership") was a partnership jointly owned by a subsidiary of AMC and TPI Entertainment, Inc. ("TPIE"), a wholly-owned subsidiary of TPI Enterprises, Inc. ("TPI"). On April 19, 1991, the Partnership acquired the ownership interest in 57 movie theatres (56 theatres previously purchased by TPIE from AMC in 1989 and 1990 and 1 theatre constructed by TPIE), subject to obligations under notes, loans and capital leases. From inception through April 1, 1993, the Company accounted for its 50% ownership of EEP on the equity method.

          On May 28, 1993, the Company acquired TPIE's 50% ownership in EEP for $17,500,000 in cash. The acquisition also required the repayment of $37,000,000 in EEP bank indebtedness which was funded by borrowings under a revolving line of credit of $30,000,000 together with cash on hand. The acquisition was accounted for under the purchase method of accounting and EEP was consolidated, for financial reporting purposes, as a wholly-owned subsidiary. The unamortized deferred gain arising from the 1989 and 1990 sales of theatres to TPIE ($26,992,000) was applied as a reduction to the carrying value of the EEP assets. On a pro forma basis, the effect of the acquisition on the Company's 1993 results would have been an increase in earnings of approximately
$116,000. Presented below is selected unaudited pro forma operating statement data of the Company for the fifty-two weeks ended March 31, 1994, and April 1, 1993, assuming the acquisition occurred at the beginning of the respective year (in thousands):

                                           Pro Forma (Unaudited)

                                              1994            1993
Total revenues                          $587,453       $543,340
Cost of operations                       449,131        426,012
Depreciation and amortization             37,722         38,597
General and administrative                39,492         36,915
Estimated loss on future dispositions          -          2,500

  Operating income                        61,108         39,316

Interest expense                          36,305         35,969
Investment income                            996            325
Gain on disposition of assets                296          9,590
Income tax provision                      11,700          5,400

Earnings before extraordinary item        14,395          7,862
Extraordinary item                           -         (6,483)

Net earnings                             $14,395        $ 1,379

Earnings per share                              $.84          $.07


         For 1994, the Company accounted for its investment in EEP on a consolidated basis by including EEP's assets and liabilities, as adjusted for the purchase, in the Consolidated Balance Sheet, and by including EEP's revenues and expenses in the Consolidated Statement of Operations beginning April 2, 1993. One-half of the Partnership's net loss for the period April 2, 1993, through May 27, 1993, attributable to TPIE ($1,599,000) has been recorded as minority interest in the Consolidated Statements of Operations.


NOTE 3 - INVESTMENTS

         Investments as of March 30, 1995, consist of U.S. Treasury obligations with contractual maturities within one year. The carrying value of these investments approximates fair value, and therefore, there are no unrealized gains or losses.

         Proceeds and gross realized gains from the sales in 1995 of equity securities classified as other long-term assets as of March 31, 1994, were $11,689,000 and $1,407,000, respectively.

         Securities classified as investments as of March 31, 1994, consist of U.S. Treasury obligations and a certificate of deposit of $109,150,000 and $10,000,000, respectively. The carrying value of these investments approximates fair value, and therefore, there are no unrealized gains or losses. Included in other long-term assets as of March 31, 1994, is $10,282,000 of equity securities. Gross unrealized gains on these securities were $419,000.


NOTE 4 - PROPERTY

         A summary of property is as follows (in thousands):

                                                      1995     1994
     Property owned:
          Land                                    $  30,112  $ 20,239
          Buildings and improvements                105,370    86,177
          Furniture, fixtures and equipment         173,328   160,944
          Leasehold improvements                    122,276   116,496

                                                    431,086   383,856
          Less - accumulated depreciation
           and amortization                         192,204   174,229

                                                    238,882   209,627
         Property leased under capitalized leases:
          Buildings                                  69,723    68,162
          Less - accumulated amortization            28,701    24,928

                                                     41,022    43,234

         Net Property                              $279,904  $252,861

  Included in property is $26,104,000 and $2,771,000 of construction in progress as of March 30, 1995, and March 31, 1994, respectively.

NOTE 5 - OTHER ASSETS AND LIABILITIES

         Other assets and liabilities consist of the following (in thousands):

                                                1995       1994
Other current assets:
     Prepaid rent                              $  5,974  $  5,811
     Prepaid income taxes                           515         -
     Deferred income taxes                        3,330     3,414
     Other                                        2,250     2,350

                                                $12,069   $11,575
Other long-term assets:
     Investments in equity securities              $  -   $10,282
     Investments in real estate                   4,277     4,001
     Investments in partnerships and
      corporate joint ventures                    1,327       839
     Deferred charges, net                        6,991     7,630
     Deferred income taxes                       23,055     1,686
     Other                                        2,656     2,333

                                               $ 38,306  $ 26,771
Accrued expenses and other liabilities:
     Taxes other than income                   $  5,860  $  5,694
     Interest                                     3,893     3,961
     Payroll and vacation                         9,087    11,016
     Casualty claims and premiums                 2,268     1,593
     Current income taxes payable                     -     2,318
     Deferred income                             10,070    10,268
     Other                                        2,616     7,594

                                               $ 33,794   $42,444

NOTE 6 - BORROWINGS AND CAPITAL LEASE OBLIGATIONS

Debt Securities
         As part of a recapitalization plan, on August 12, 1992, AMCE issued $200 million of debt securities consisting of $100 million of 11-7/8% Senior Notes, due August 1, 2000, priced at 99.36 to yield 12%, and $100 million of 12-5/8% Senior Subordinated Notes, due August 1, 2002, priced at 99.294 to yield 12-3/4%.

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

         The terms of the Indentures respecting the Senior and Senior Subordinated Notes issued in the recapitalization restrict the Company's ability to pay cash dividends by requiring that such dividends and other "restricted payments" generally not exceed the sum of certain capital contributions and sales of capital stock received after August 12, 1992, plus 25% of cash flow (or, if such cash flow is a negative number, minus 100% of such deficit) from such date. The debt securities are unsecured and unconditionally guaranteed by AMC and significant subsidiaries. The Indentures provide conditions and limitations upon the sale of assets, change in control, permitted investments, additional indebtedness and other limitations. After August 1, 1997, the Company may redeem the debt securities at various call premiums as specified in the Indentures. As of March 30, 1995, the Company was in compliance with all financial covenants relating to the Indentures for the Senior and Senior Subordinated Notes.

         The discounts on the debt securities are being amortized to interest expense following the interest method of amortization. Costs related to the issuance of the debt securities were capitalized and are charged to amortization expense, following the interest method, over the life of the respective securities. Unamortized issuance costs of $6,201,000 and $6,796,000 as of March 30, 1995, and 1994, respectively, are included in other long-term assets.

         Premiums paid to redeem the debentures together with the write-off of unamortized debt issue costs and other costs directly related to the debt redemptions resulted in an extraordinary loss in 1993 of $6,483,000 ($.40 per share), net of income tax benefit of $3,800,000.

Line of Credit
         In connection with the recapitalization, effective August 10, 1992, AMC entered into a three year loan agreement with two banks to provide a revolving line of credit of up to $40,000,000 for working capital and other general corporate purposes (the "Credit Facility"). Effective June 14, 1994, the Credit Facility was amended and restated. The new loan agreement modified the financial covenant requirements and extended the due date of the Credit Facility to March 30, 1997. Under the loan agreement, the Company has the option to borrow at rates based on either the bank's base rate or LIBOR and is required to pay an annual commitment fee based on margin ratios that could result in a rate between 1/4 and 1/2 of 1% on the unused amount of the commitment. As of March 30, 1995, AMC had no borrowings under the Credit Facility and could borrow up to $40,000,000 as provided in the loan agreement.

         The Credit Facility includes several financial covenants. The Company is required to maintain a maximum net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 4.50 to 1 and a minimum fixed charge coverage ratio of 1.40 to 1. In addition, the Credit Facility (i) generally limits the company's capital expenditures to $100,000,000 per year reduced by the amount of investments made during such year in any entity which is not a guarantor of the Credit Facility, and (ii) generally limits investments in entities which are not guarantors of the Credit Facility, or which do not become wholly-owned subsidiaries of AMC as a result of the investment, to $100,000,000 in the aggregate, plus the greater of 25% of free cash flow or 50% of consolidated net income (minus 100% of consolidated net income if negative), as defined in the Credit Facility. As of March 30, 1995, the Company was in compliance with all financial covenants relating to the Credit Facility.

         The Credit Facility permits the Company to pay dividends as long as the amount of dividends and other restricted payments in any four consecutive fiscal quarters (a "Relevant Period") is less than the amount by which consolidated EBITDA exceeds the product of 1.4 times fixed charges for the four consecutive fiscal quarters ended immediately before the Relevant Period, as defined in the Credit Facility. As of March 30, 1995, after deducting preferred dividends declared on the Cumulative Convertible Preferred Stock, the most restrictive covenant in the Credit Facility would allow the Company to pay a cash dividend of approximately $38,571,000.

Summary of Borrowings
         The Company is obligated under notes, capital leases and other indebtedness as follows (in thousands):

                                                 Due in
                        Rates of  Maturity       Fiscal      Totals
                        Interest  Dates          1996    1995      1994
Senior Debt
Senior notes             11.875%   August, 2000      $-  $ 99,510  $ 99,449
Capital lease
 obligations             7.25%     Serially       2,477    67,282    68,039
                          to 20%    to 2025
Other indebtedness       Various   Various           39     1,306     1,340

  Total senior debt                  2,516      168,098   168,828

Subordinated Debt
Senior subordinated
  notes                  12.625%   August, 2002       -    99,406    99,360

  Total borrowings       $  2,516  $267,504    $268,188


         Minimum annual payments required under existing capital lease obligations, net present value thereof, and maturities of total indebtedness as of March 30, 1995, are as follows (in thousands):

                          Capital Lease Obligations
                          Minimum              Net
                          Lease     Less     Present   Other
                      Payments Interest Value   Indebtedness  Total

         1996      $ 13,527  $ 11,050   $  2,477      $39     $2,516
         1997        13,531    10,575      2,956       44      3,000
         1998        13,643     9,990      3,653       50      3,703
         1999        13,648     9,275      4,373       57      4,430
         2000        13,014     8,477      4,537       64      4,601
         Thereafter  97,394    48,108     49,286  199,968    249,254

           Total   $164,757  $ 97,475   $ 67,282 $200,222   $267,504


NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock
  Holders of the Company's stock have no pre-emptive or subscription rights and there are no restrictions with respect to transferability. Holders of the Common Stock have no conversion rights, but holders of Class B Stock may elect to convert at any time on a share-for-share basis into Common Stock.

  The authorized Common Stock of AMCE consists of two classes of stock. Each holder of Common Stock (66 2/3 par value; 45,000,000 shares authorized) is entitled to one vote per share, and each holder of Class B Stock (66 2/3 par value; 30,000,000 shares authorized) is entitled to 10 votes per share. Common stockholders voting as a class are presently entitled to elect two of the six members of AMCE's Board of Directors with Class B stockholders electing the remainder.

Cumulative Convertible Preferred Stock
  The Company has authorized 10,000,000 shares of Cumulative Convertible Preferred Stock (66 2/3 par value) (the "Convertible Preferred"). Dividends are payable quarterly at an annual rate of $1.75 per share. The Convertible Preferred has preference in liquidation in the amount of $25 per share plus accrued and unpaid dividends. The Convertible Preferred is convertible at the option of the holder into shares of Common Stock at a conversion price of $14.50 per share of Common Stock, subject to change in certain events. In lieu of conversion the Company may, at its option, pay to the holder cash equal to the then market value of the Common Stock. After March 15, 1997, the Company may redeem in whole or in part the Convertible Preferred at a redemption price beginning at $26.00 per share, declining ratably to $25.00 per share after March 15, 2001.

  On June 23, 1988, the Company sold to DI twenty-five shares of Cumulative Preferred Stock 14% Series of 1988 (the "1988 Preferred Stock"), at a purchase price of $1,000,000 per share. On February 24, 1989, the Company redeemed twenty shares of the 1988 Preferred Stock owned by DI in the amount of $20,000,000. On August 12, 1992, the Company redeemed the remaining five shares of the 1988 Preferred Stock owned by DI in the amount of $7,531,000, including accrued and unpaid dividends.

Stock Option and Incentive Plans
  1983 Plan
         In June 1983, AMCE adopted a stock option plan (the "1983 Plan") for selected employees. This plan provided for the grant of rights to purchase shares of Common stock under both incentive and non-incentive stock option agreements. The number of shares which could be sold under the plan could not exceed 750,000 shares. The 1983 Plan provided that the exercise price may not be less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Pursuant to the terms of the 1983 Plan, no further options may be granted under this plan.

  1984 Plan
         In September 1984, AMCE adopted a non-qualified stock option plan (the "1984 Plan"). This plan provided for the grant of rights to purchase shares of Common stock under non-qualified stock option agreements. The number of shares which could be sold under the plan could not exceed 750,000 shares. The 1984 Plan provided that the exercise price will be determined by the Company's Stock Option
Committee and that the options expire no later than ten years after date of grant. Pursuant to the terms of the 1984 Plan, no further options may be granted under this plan.

  1994 Plan
         In November 1994, AMCE adopted a stock option and incentive plan (the "1994 Plan"). This plan provides for three basic types of awards:
(i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of stock awards, which are either performance or restricted stock awards, and (iii) performance unit awards. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 1,000,000 shares. The 1994 Plan provides that the exercise price for stock options may not be less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant.

         Pertinent information relating to stock options is as follows:

                                  1995                 1994
                           Number  Option Price   Number    Option Price
                           of Shares   Per Share  of Shares Per Share

Outstanding at beginning
 of year                   813,300   $4.67-$11.13   242,750   $4.67-$11.13
Granted                     36,500   $11.75         725,000   $9.25-$9.375
Cancelled                  (33,750)  $9.375               -
Exercised                  (39,550)  $4.67-$9.375  (154,450)  $4.67-$9.00

Outstanding at end
 of year                   776,500   $9.25-$11.75   813,300   $4.67-$11.13

Exercisable at
 end of year               230,000   $9.25-$11.75    88,300
$4.67-$11.13

Available for grant
 at end of year            817,500                   252,529

         Expiration dates for outstanding stock options as of March 30, 1995, are as follows:

                                                        Option Price
                Fiscal year            Number of Shares Per Share

                  1996                   60,000           $11.13
                  2004                  680,000             9.25-9.375
                  2005                   36,500            11.75

       Total options outstanding   776,500


NOTE 8 - INCOME TAXES

         Income taxes reflected in the Consolidated Statements of Operations for the three years ended March 30, 1995, are as follows (in thousands):


                                                1995    1994    1993
Current:
  Federal                              $ 7,738     $ 13,977   $  2,077
State                                    4,547        2,146       600

      Total current                     12,285       16,123     2,677

Deferred:
  Federal                               (1,238)      (5,203)   (3,838)
  State                                   (255)      (1,071)     (814)
  Change in valuation allowance        (19,792)       2,251     3,575

      Total deferred                   (21,285)      (4,023)   (1,077)

Total provision                      (9,000)
12,100                                1,600

Tax benefit of extraordinary item
 - extinguishment of debt                 -              -     3,800

Total provision before
 extraordinary items                $(9,000)       $12,100    $5,400


        The effective tax rate on income before extraordinary items was (36.0%), 44.1% and 41.1% in 1995, 1994 and 1993, respectively. The difference between the effective rate and the U.S. federal income tax statutory rate of 35% in 1995 and 1994 and 34% in 1993 is accounted for as follows (in thousands):

                                          1995        1994     1993

Tax on earnings before provision for income
  tax and extraordinary items at
statutory rates                        $  8,742     $  9,594  $  4,470
Add (subtract) tax effect of:
  Installment sale                            -            -        463
State income taxes, net of
 federal tax benefit                      2,973          699        600
Change in valuation allowance           (19,792)       2,251      (225)
  Other, net                               (923)        (444)       92

Income tax provision  before
 extraordinary items                    $(9,000)     $12,100    $5,400


          The significant components of deferred income tax assets and liabilities as of March 30, 1995, and March 31, 1994, are as follows (in thousands):


                                   1995               1994
                              Deferred Income Tax  Deferred Income Tax
                            Assets  Liabilities   Assets  Liabilities

Accrued reserves and
 liabilities                $  5,775      $ 297  $  4,358        $ -
Investments in partnerships        -        456         -        251
Capital leases                10,767          -    10,079          -
Deferred gains on
 installment sales                 -         31         -         31
Depreciation                   6,797          -     5,298          -
Deferred rents                 4,287          -     3,753          -
Tax credits carryforward           -          -     1,653          -
Other                            240        697       467        434

Total                         27,866      1,481    25,608        716
Less:  Valuation allowance         -          -    19,792          -

Net                           27,866      1,481     5,816        716
Less:  Current deferred
 income taxes                  3,952        622     3,414          -

Total noncurrent deferred
 income taxes                $23,914      $ 859   $ 2,402     $  716

Net noncurrent deferred
 income taxes                $23,055              $ 1,686



          SFAS 109 requires that a valuation allowance be provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 1994, and April 1, 1993, management believed it was more likely than not that certain deferred tax assets related to tax credit carryforwards and certain future deductible amounts would not be realized due to uncertainties as to the timing and amounts of future taxable income. Accordingly, valuation allowances of $19,792,000 and $17,541,000, respectively, were established. Based upon positive earnings in recent years and the expectation that taxable income will continue for the foreseeable future, management believes it is more likely than not that the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been provided as of March 30, 1995.


NOTE 9 - LEASES

         The majority of the Company's operations are conducted in premises occupied under lease agreements with base terms ranging generally from 15 to 25 years, with certain leases containing options to extend the leases for up to an additional 20 years. The leases provide for fixed rentals and/or rentals based on revenues with a guaranteed minimum. The Company also leases certain equipment under leases expiring at various dates. The majority of the leases provide that the Company will pay all, or substantially all, taxes, maintenance, insurance and certain other operating expenses. Assets held under capital leases are included in property. Performance under some leases has been guaranteed by DI.

         The Company has entered into agreements to lease space for the operation of theatres not yet fully constructed. Of the total number of anticipated openings, leases for 10 new theatres with 195 screens and 42 screens at existing locations have been finalized. The scheduled completion of construction and theatre openings are at various dates through 1997. The estimated minimum rental payments that may be required under the terms of these leases total approximately $302 million.

         Following is a schedule, by year, of future minimum rental payments required under these leases and existing operating leases that have initial or remaining non-cancellable terms in excess of one year as of March 30, 1995 (in thousands):

                   Fiscal year:
                      1996                       $ 50,238
                      1997                         59,753
                      1998                         59,844
                      1999                         59,202
                      2000                         58,452
                      Thereafter                  627,688

      Total minimum payments required       $915,177

         The Company records rent expense on a straight-line basis over the term of the lease. Included in long-term liabilities as of March 30, 1995, and March 31, 1994, is $10,537,000 and $9,153,000, respectively, of deferred rent representing pro rata future minimum rental payments for leases with scheduled rent increases.

  Rent expense is summarized as follows (in thousands):

                                             1995      1994      1993

Minimum rentals                  $ 58,374  $ 56,813   $ 37,466
Percentage rentals based on
 revenues                           1,970     1,968      1,722
Equipment rentals                     647       692        778

                                 $ 60,991  $ 59,473   $ 39,966


NOTE 10 - EMPLOYEE BENEFIT PLANS

Defined Benefit Plans
         The Company sponsors a non-contributory defined benefit pension plan covering, after a minimum of one year of employment, all employees age 21 or older, who have completed 1,000 hours of service in their first twelve months of employment or in a calendar year and who are not covered by a collective bargaining agreement.

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

         The following table sets forth the plan's funded status as of December 31, 1994 and 1993 (plan valuation dates) and the amounts included in the Consolidated Balance Sheets as of March 30, 1995, and March 31, 1994 (in thousands):

                                              1995        1994

Actuarial present value of
 accumulated benefit
 obligation, including vested
 benefits of $7,699 and $9,788                        $ 7,856    $ 10,290

Projected benefit obligation for service
 rendered to date                                    $ 12,512    $ 16,937
Plan assets at fair value                              (8,291)     (7,729)

Projected benefit obligation in excess
 of plan assets                                         4,221       9,208
Unrecognized net gain (loss) from past
 experience
  different from that assumed and effects
 of changes in assumptions                              1,117      (4,862)
Unrecognized net obligation upon adoption
  being recognized over 15 years                       (1,764)     (1,940)
Additional minimum liability                                -         155

Pension liability included in Consolidated
 Balance Sheets                                       $ 3,574      $ 2,561

          Net pension expense includes the
 following components (in  thousands):

                                               1995      1994      1993

[S]
Service cost                        $  1,261   $  1,157       $936
Interest cost                            971        852        714
Actual return on plan assets              55       (864)      (471)
Net amortization and deferral           (190)       698        203

Net pension expense                  $ 2,097    $ 1,843    $ 1,382


          The Company also sponsors a non-contributory supplemental executive retirement plan (the "SERP") which provides certain employees additional pension benefits. The actuarial present value of accumulated plan benefits related to the SERP was $224,000 as of March 30, 1995, which is reflected in the Consolidated Balance Sheet.

   The weighted average discount rate used to measure the plans' projected benefit obligation was 7.75%, 5.75% and 6.5% for 1995, 1994 and 1993, respectively. The rate of increase in future compensation levels was 6.0% for 1995 and 6.5% for 1994 and 1993 and the expected long-term rate of return on assets was 8.5% for 1995 and 1994 and 8.0% for 1993.

   A limited number of employees are covered by collective bargaining agreements under which payments are made to a union-administered fund.

  401(k) Plan
   The Company sponsors a voluntary thrift savings plan covering the same employees eligible for the pension plan. Since inception of the savings plan, the Company has matched 50% of each eligible employee's elective contributions, limited to 3% of the employee's salary.

   The Company's expense under the thrift savings plan was $1,015,000, $907,000 and $777,000 for 1995, 1994 and 1993, respectively.

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

          The following table sets forth the plans' accumulated postretirement benefit obligation reconciled with the amounts included in the Consolidated Balance Sheets as of March 30, 1995, and March 31, 1994 (in thousands):


                                                   1995             1994

     Accumulated postretirement benefit obligation:
      Retirees                                          $ 791        $ 869
      Fully eligible active plan participants             332          339
      Other active plan participants                    1,397        1,243

      Accumulated postretirement benefit obligation     2,520        2,451
      Unrecognized net obligation upon adoption being
      recognized over 20 years                           (797)        (847)
      Unrecognized loss                                  (521)        (824)

      Postretirement benefit liability included in
      the Consolidated Balance Sheets                $  1,202         $780

          Postretirement expense includes the following components (in thousands):

                                          1995        1994          1993


      Service cost                        $  188        $ 175      $ 138
     Interest cost                           202          169         91
     Net amortization and deferral            66           94         49

     Postretirement expense               $  456        $ 438       $278


   For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 1995 was 9.0% for medical and 6.25% for dental. The rates were assumed to decrease gradually to 5% for medical and 3% for dental at 2020 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 30, 1995, by $910,000 and the aggregate of the service and interest cost components of postretirement expense for 1995 by $170,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.75%, 7.25% and 8.5% for 1995, 1994 and 1993, respectively.


NOTE 11 - CONTINGENCIES
   The Company, in the normal course of business, is party to various legal actions. Management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition or results of operations of the Company.


NOTE 12 - FUTURE DISPOSITION OF ASSETS

          The Company has provided reserves for estimated losses from discontinuing the operation of fast food restaurants, for theatres which have been or are expected to be closed and for other future dispositions of assets.

          In conjunction with the opening of certain new theatres in fiscal 1986 through 1988, the Company expanded its food services by leasing additional space adjacent to those theatres to operate specialty fast food restaurants. The Company discontinued operating the restaurants due to unprofitability. The Company continues to sub-lease or to convert to other uses the space leased for these restaurants.The Company is obligated under long-term lease commitments with remaining terms of up to  thirteen years.  As of March 30, 1995, the base rents aggregate approximately
$875,000 annually, and $9,120,000 over the remaining term of the leases.
As of March 30, 1995, the  Company has subleased approximately 83% of the space with remaining terms ranging from three months to 152 months. Non-cancellable subleases currently aggregate approximately $697,000 annually, and $2,903,000 over the remaining term of the subleases.

          As of March 30, 1995, the Company remains obligated under lease commitments for three closed theatres and for a closed office with remaining terms of up to six years. The current leasing costs of these closed locations approximates $389,000 annually, and $1,216,000 over the remaining term of the leases. Non-cancellable subleases currently aggregate approximately $172,000 annually, and $398,000 over the remaining term of the subleases.


NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

          The Company and DI maintain intercompany accounts. Charges to the intercompany accounts include the allocation of AMC general and administrative expense and payments made by AMC on behalf of DI. As of March 30, 1995, the Company owed DI and non-AMCE subsidiaries $37,000. As of March 31, 1994, DI and non-AMCE subsidiaries owed the Company $85,000.


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

          The carrying value of cash and equivalents and investments in debt securities approximates fair value because of the short duration of those instruments. The fair value of the investment in TPI Enterprises, Inc. was based on the lower of the quoted market price of the common stock or the exercise price specified in a purchase option agreement. The fair value of stock investments and publicly held corporate borrowings was based upon quoted market prices. For other corporate borrowings, the fair value was based upon rates available to the Company from bank loan agreements or rates based upon the estimated premium over U.S. treasury notes with similar average maturities.

          The estimated fair values of the Company's financial instruments are as follows (in thousands):


                                        1995                   1994
                                  Carrying  Fair         Carrying  Fair
                                    Amount     Value     Amount      Value

      Financial assets:
        Cash and equivalents    $ 71,233   $ 71,233    $ 32,319  $ 32,319
        Investments               69,144     69,144     119,150   119,150
        Investment in TPI
       Enterprises, Inc.               -          -       8,682     8,851
        Stock investments              -          -       1,600     1,850

      Financial liabilities:
        Corporate borrowings    $200,222   $215,952    $200,149  $228,619

                                            AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                                              STATEMENTS OF OPERATIONS BY QUARTER

                                            (in thousands, except per share amounts)
                                                          (UNAUDITED)
                    06/30/94  07/01/93 09/29/94 09/30/93  12/29/94 12/30/93 03/30/95  03/31/94 1995    1994

Total revenues      $128,481 $140,619  $164,591  $174,750 $142,625 $132,589  $128,967 $139,495         $564,664  $587,453
Total cost of
 operations          101,435  110,142   125,839   131,749  108,001  103,497   100,640  103,789 435,915  449,177
Depreciation and
 amortization<1>       8,360    9,824     9,801     9,598    8,977    9,729    10,775    8,897  37,913  38,048
General and
administrative
 expenses              9,620    8,315     9,983    10,134    9,777    9,508    10,427   11,535  39,807  39,492

Operating income       9,066   12,338    18,968    23,269   15,870    9,855     7,125   15,274  51,029  60,736
Interest expense       8,960    9,486     9,321     9,029    8,931    9,101     8,696    8,759  35,908  36,375
Investment income
 (loss)                2,563      596     2,954       438    2,064      619     2,432    (497)  10,013   1,156

Minority interest          -    1,599         -         -        -        -         -        -       -   1,599
Gain (loss) on
 disposition
 of assets                 2      (57)      (77)      (21)      (4)      (1)      (77)     375    (156)    296

Earnings before
 income taxes          2,671    4,990    12,524    14,657    8,999    1,372       784    6,393  24,978  27,412
Income tax
 provision<2>          1,100    1,900     5,100     6,000    3,600      600   (18,800)   3,600  (9,000) 12,100

Net earnings        $  1,571 $  3,090  $  7,424  $  8,657 $  5,399     $772  $ 19,584 $  2,793        $ 33,978  $ 15,312

Preferred
 dividends             1,750        -     1,750         -    1,750        -     1,750      538   7,000     538

Net earnings
 (loss) for common
 shares              $  (179) $ 3,090   $ 5,674   $ 8,657   $3,649     $772 $ 17,834  $ 2,255
$26,978              $14,774

Earnings (loss) per share:
  Primary            $  (.01)    $.19      $.34      $.52   $  .22    $ .05  $  1.07    $ .14     $ 1.63
   $ .89

  Fully diluted      $  (.01)    $.19      $.32      $.52   $  .22     $.05     $.83   $  .14    $  1.45
   $ .89


(1) During the fourth quarter of 1995, the Company reduced the estimated lives of lease rights and location premiums on certain smaller theatres to correspond to the base term of the theatre lease. This change in accounting estimate resulted in an increase in amortization expense of $1,542.

(2) During the fourth quarter of 1995, the Company reduced the deferred tax asset valuation allowance established under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Based on the Company's positive earnings in recent years and the expectation of continued earnings, management believes uncertainty was removed with respect to the realization of deferred tax assets. Accordingly, the valuation allowance was reduced.

     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
                 (dollars in thousands, except per share data)
(unaudited)
                                  03/30/95(1) 03/31/94(1)  04/01/93 04/02/92(3)  03/28/91
STATEMENT OF OPERATIONS DATA:
  Total revenues                   $564,664    $587,453   $404,465   $406,964     $446,351
  Total cost of operations          435,915     449,177    310,835    325,901      358,770
  Depreciation and amortization      37,913      38,048     28,175     31,385       32,572
  General and administrative expenses39,807      39,492     36,285     37,885       34,532
  Estimated loss on future disposition
of assets                                 -           -      2,500      3,000        2,100

  Operating income                   51,029      60,736     26,670      8,793       18,377
  Interest expense                   35,908      36,375     31,401     30,035       35,940
  Investment income                  10,013       1,156      8,239      8,502       13,441
  Minority interest                       -       1,599          -          -            -
  Gain (loss) on disposition of assets             (156)       296      9,638       8,721      6,649

  Earnings (loss) before income taxes
and extraordinary item               24,978      27,412     13,146     (4,019)       2,527
  Income tax provision               (9,000)     12,100      5,400      1,500        1,960

  Earnings (loss) before extraordinary
items                                33,978      15,312      7,746     (5,519)         567
  Extraordinary items                     -           -     (6,483)         -          500
  Net earnings (loss)              $ 33,978    $ 15,312   $  1,263  $  (5,519)    $  1,067
  Preferred dividends                 7,000         538        256        700          700
  Net earnings (loss) for common shares       $  26,978   $ 14,774   $  1,007    $ (6,219)     $ 367
  Earnings (loss) per share        $  1.63        $.89      $  .06(2) $ (.39)      $  .02(4)
  Common dividends per share                    $-           $ -    $  1.14       $ -           $
 Weighted average number of shares
 outstanding                                 16,593       16,521     16,217      16,088      16,129

BALANCE SHEET DATA:
  Cash, equivalents and investments        $140,377     $151,469   $ 50,106   $  36,823   $  46,554
  Total debt (including capitalized
   lease obligations)                       267,504      268,188    255,302     240,231     263,160
  Stockholders' equity                      157,388      130,404     18,171      39,869      46,088
  Total assets                              522,154      501,276    374,102     377,699     439,488

OTHER FINANCIAL DATA:
  EBITDA                                   $ 88,942     $ 98,784   $ 57,345    $ 43,178    $ 53,049
  Capital expenditures                       56,403       10,651      8,786      21,045      20,227

(1) Fiscal 1995 and 1994 include the effects from the acquisition of Exhibition Enterprises Partnership on May 28, 1993.
(2) Fiscal 1993 includes a $6,483 extraordinary loss equal to $.40 per common share.
(3)  Fiscal 1992 includes 53 weeks.
(4) Fiscal 1991 includes a $500 extraordinary gain equal to $.03 per common share.

                                           AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                        (in thousands)

                                                    Additions
                                   Balance at  Charged to      Charged to                  Balance at
                                   Beginning    Costs and       Other                      End of
Description                         of Period    Expenses       Accounts      Deductions   Period
Year ended (52 Weeks) March 30, 1995

  Allowance for doubtful
accounts                              $1,270       $ 744             $-             $485       $1,529

  Self insurance reserves             11,005      11,263              -           10,239       12,029

  Reserve for future dispositions      4,711         500              -            2,384        2,827

  Valuation allowance for deferred
tax assets                            19,792     (19,792)           -                  -            -

Year ended (52 Weeks) March 31, 1994

  Allowance for doubtful accounts       $611        $633        $492(1)             $466     $  1,270

  Self insurance reserves              8,163      11,760              -            8,918       11,005

  Reserve for future dispositions      3,653           -       2,055(2)              997        4,711

  Valuation allowance for deferred
tax assets                            17,541       2,251              -                -       19,792

Year ended (52 Weeks) April 1, 1993

  Allowance for doubtful accounts     $  900         $ -          $ -             $  289         $611

  Self insurance reserves              7,526       9,012            -              8,375        8,163

  Reserve for future dispositions      3,013       2,500         750(3)            2,610        3,653

  Valuation allowance for
deferred tax assets                        -       3,575      13,966(4)                -       17,541


(1) Represents a reclassification from accrued expenses and other liabilities.

(2) Represents the amounts resulting from capital lease adjustments and a charge from an expected loss relating to a corporate joint venture.

(3) Relates to a one-time charge resulting from the consolidation of two divisions.

(4) Represents the initial valuation allowance for deferred tax assets established upon the adoption of Statement of Financial Accounting Statements No. 109, Accounting for Income
Taxes.

          EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION

  2.         Articles of Merger dated March 31, 1994, between
  American Multi-Cinema, Inc. and its wholly-owned
  subsidiaries Cinema Enterprises, Inc. and Cinema
  Enterprises II, Inc. and related Plan and Agreement of
  Liquidation and Merger (1)
  3.1.       Certificate of Incorporation of AMC Entertainment Inc.
  (2)
  3.2.       Certificate of Designations relating to $1.75
  Cumulative Convertible Preferred Stock (3)
  3.3.       Bylaws of AMC Entertainment Inc. (2)
  3.4.       Articles of Incorporation, as amended, of American
  Multi-Cinema, Inc. (4)
  3.5.       Bylaws of American Multi-Cinema, Inc. (4)
  3.6.       Certificate of Incorporation, as amended, of AMC
  Philadelphia, Inc. (4)
  3.7.       Bylaws of AMC Philadelphia, Inc. (4)
  3.8.       Certificate of Incorporation, as amended, of AMC
  Realty, Inc. (4)
  3.9.       Bylaws of AMC Realty, Inc. (4)
  3.10.      Articles of Incorporation, as amended, of Conservco,
  Inc. (4)
  3.11.      Bylaws of Conservco, Inc. (4)
  3.12.      Certificate of Incorporation, as amended, of AMC Canton
  Realty, Inc. (4)
  3.13.      Bylaws of AMC Canton Realty, Inc. (4)
  3.14.      Certificate of Incorporation, as amended, of Budco
  Theatres, Inc. (4)
  3.15.      Bylaws of Budco Theatres, Inc. (4)
  3.16.      Articles of Incorporation of AMC Film Marketing, Inc. (5)
  3.17.      Bylaws of AMC Film Marketing, Inc. (5)
  4.1.(a)    Indenture among AMC Entertainment Inc., as issuer,
  American Multi-Cinema, Inc., AMC Realty, Inc., Conservco,
  Inc., AMC Canton Realty, Inc., AMC Philadelphia, Inc.,
  Budco Theatres, Inc. and Concord Cinema, Inc.
  (collectively "Guarantors") and United States Trust
  Company of New York, as Trustee, respecting AMC
  Entertainment Inc.'s 11 7/8% Senior Notes due 2000 (6)
  4.1.(b)         First Supplemental Indenture dated as of March 31, 1993,
  pursuant to which AMC Film Marketing, Inc. became a
  Guarantor (5)
  4.1.(c)    Fourth Supplemental Indenture dated as of March 31, 1994,
               pursuant to which American Multi-Cinema, Inc. assumed the obligations of Cinema Enterprises, Inc., Cinema
               Enterprises II, Inc. and Exhibition Enterprises
               Partnership under the Senior Note Indenture and related guarantees of such entities (1)
  4.2.(a) Indenture among AMC Entertainment Inc., as issuer,
            American Multi-Cinema, Inc., AMC Realty, Inc., Conservco,
            Inc., AMC Canton Realty, Inc., AMC Philadelphia, Inc.,
            Budco Theatres, Inc. and Concord Cinema, Inc.
            (collectively "Guarantors") and The Bank of New York, as
            Trustee, respecting AMC Entertainment Inc.'s 12 5/8%
            Senior Subordinated Notes due 2002 (6)
  4.2.(b) First Supplemental Indenture dated as of March 31, 1993, pursuant to which AMC Film Marketing, Inc. became a
            Guarantor (5)
  4.2.(c) Fourth Supplemental Indenture dated as of March 31, 1994, pursuant to which American Multi-Cinema, Inc. assumed the obligations of Cinema Enterprises, Inc., Cinema
          Enterprises II, Inc. and Exhibition Enterprises
          Partnership under the Senior Subordinated Note Indenture
          and related guarantees of such entities (1)
4.3. First Amended and Restated Loan Agreement dated June 14,
     1994,
      among American Multi-Cinema, Inc., as the borrower and
AMC Entertainment Inc., as the guarantor, and the Bank of
Nova Scotia and Bank of America National Trust and
Savings Association (the "Credit Facility") (15)
4.4. Guarantee by AMC Entertainment Inc. of obligations under the Credit Facility (6)
4.5. Significant Subsidiary Guaranty from Budco Theatres,
     Inc., Concord Cinema, Inc., AMC Realty, Inc., Conservco,
     Inc., AMC Canton Realty, Inc., AMC Philadelphia, Inc.,
     and AMC Film Marketing, Inc.  to The Bank of Nova Scotia,
     Bank of America National Trust and Savings Association
     and various other commercial banking institutions, as the
     Banks, The Bank of Nova Scotia, as agent and Bank of
     America National Trust and Savings Association as co-
     arranger (15)
4.6. Subordination Agreement dated August 10, 1992, between
     AMC Entertainment Inc. and The Bank of Nova Scotia (6)
4.7. In accordance with Item 601(b)(4)(iii)(A) of Regulation
     S-K, certain instruments respecting long term debt of the
     Registrant have been omitted but will be furnished to the
     Commission upon request
  10.1.   AMC Entertainment Inc. 1983 Stock Option Plan (7)
  10.2.   Federal Income Tax Allocation Agreement dated as of July
          1, 1983, between Durwood, Inc. and AMC Entertainment Inc.
          (7)
  10.3.   AMC Entertainment Inc. 1984 Employee Stock Purchase Plan
(8)
  10.4.   AMC Entertainment Inc. 1984 Employee Stock Option Plan
(9)
        10.5.(a) AMC Entertainment Inc. 1994 Stock Option and Incentive
      Plan (the "1994 Stock Option and Incentive Plan")
      (14)
      *10.5.(b)   Sections 22.2 and 22.3 of the 1994 Stock Option and
                        Incentive Plan, as amended
      *10.5.(c)   Sections 4, 7.2, 8.2, 9, 11.1(e), 11.1(f), 12 and
                        20.2 of the 1994 Stock Option and Incentive Plan, as proposed for amendment
      *10.5.(d)   Performance Stock Award Agreement
      *10.5.(e)   Non-Qualified (NON-ISO) Stock Option Agreement
        10.6.     American Multi-Cinema, Inc. Savings Plan, a defined
                        contribution 401(k) plan, restated January 1, 1989, as amended (4)
        10.7.(a)  Defined Benefit Retirement Income Plan for Certain
                        Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended (4)
       *10.7.(b)  AMC Supplemental Executive Retirement Plan dated
      January 1, 1994
        10.8.     Employment Agreement between American Multi-Cinema,
      Inc. and Philip M. Singleton (16)
        10.9.     Employment Agreement between American Multi-Cinema,
                        Inc. and  Peter C. Brown (16)
        10.10.    Disability Compensation Provisions respecting Stanley
      H. Durwood (4)
        10.11.    Executive Medical Expense Reimbursement and
                        Supplemental Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991 (4)
        10.12.    Film Marketing Incentive Plan applicable to Donald P.
      Harris (4)
        10.13.    Division Operations Incentive Program (4)
        10.14.    Management Agreement dated December 30, 1986, between
                        AMC Philadelphia, Inc. and H. Donald Busch ("Busch")
                        (10)
        10.15.    Stockholders' Agreement dated December 30, 1986,
                        between AMC Philadelphia, Inc. and Busch (10)
        10.16.    Letter of Agreement dated November 25, 1986, between
                        American Multi-Cinema, Inc. and Busch (10)
        10.17.    Letter of Agreement dated December 30, 1986, between
                        American Multi-Cinema, Inc. and Busch (10)
        10.18.    Standstill Agreement entered into as of March 4,
                        1991, by and among TPI Enterprises, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc., Durwood, Inc., Stanley H. Durwood and Edward D. Durwood (11)
        10.19.    Stock Sale Agreement dated March 4, 1991, by and
                        between American Multi-Cinema, Inc. and C&C
                        Investment Holdings, L.P. (12)
        10.20.(a) Option Agreement dated March 4, 1991, by and
                        between American Multi-Cinema, Inc. and C&C
                        Investment Holdings, L.P. (the "Option Agreement")
                        (12)
        10.20.(b) Amendment dated April 25, 1991, to Option
      Agreement (4)
        10.21.    Real Estate Contract dated March 30, 1992, among
                        Philip M. Singleton, C. Suzanne Singleton and American Multi-Cinema, Inc. (4)
        10.22.    Promissory Note Secured by Deed of Trust dated
                        January 16, 1992, made by Donald P. Harris and Susan
                        H. Harris payable to American Multi-Cinema, Inc. (6)
        10.23.    Second Mortgage dated January 16, 1992, among Donald
                        P. Harris, Susan H. Harris and American Multi-Cinema, Inc. (6)
        10.24.    AMC Entertainment Inc. 1985 Employee Stock Purchase
      Plan (11)
        10.25.
                   Partnership Interest Purchase Agreement dated May 28, 1993, among Exhibition Enterprises Partnership, Cinema Enterprises, Inc., Cinema Enterprises II, Inc.,
                   American Multi-Cinema, Inc., TPI Entertainment, Inc.
                                     and TPI Enterprises, Inc. (5)
   10.26.         Mutual Release and Indemnification Agreement dated May
                      28, 1993, among Exhibition Enterprises Partnership,
                     Cinema Enterprises, Inc., American Multi-Cinema, Inc., TPI Entertainment, Inc. and TPI Enterprises, Inc. (5)
       10.27. Assignment and Assumption Agreement between Cinema Enterprises II, Inc. and TPI Entertainment, Inc. (5)
       10.28.        Confidentiality Agreement dated May 28, 1993, among
                     TPI Entertainment, Inc., TPI Enterprises, Inc., Exhibition Enterprises Partnership, Cinema
                     Enterprises, Inc., Cinema Enterprises II, Inc. and
                      American Multi-Cinema, Inc. (5)
       10.29. Termination Agreement dated May 28, 1993, among TPI Entertainment, Inc., TPI Enterprises, Inc. Exhibition Enterprises Partnership, American Multi-Cinema, Inc., Cinema Enterprises, Inc., AMC Entertainment Inc., Durwood, Inc., Stanley H. Durwood and Edward D.
                                     Durwood  (5)
       10.30. Promissory Note dated June 16, 1993, made by Thomas L. Velde and Katherine G. Terwilliger, husband and wife, payable to American Multi-Cinema, Inc. (5)
       10.31. Second Mortgage dated June 16, 1993, among Thomas L. Velde, Katherine G. Terwilliger and American
                     Multi-Cinema, Inc. (5)
       10.32. Summary of American Multi-Cinema, Inc. Executive Incentive Program (13)
       10.33.         AMC Non-Qualified Deferred Compensation Plans (2)
     *11. Computation of Per Share Earnings
       16. Letter regarding change in certifying accountant (6) *21. Subsidiaries of AMC Entertainment Inc.
       23.1.          Consent of Coopers & Lybrand, L.L.P. to the use of
                    their independent auditors' report incorporated in
                        Part 8 of this annual report
       23.2. Consent of Deloitte & Touche, L.L.P., to the use of their independent auditors' report incorporated in
     Part 8 of this annual report

     ____________________
       (1) Incorporated by reference from AMCE's Form 10-K report for fiscal year ended March 31, 1994 (File No. 0-
                                      12429)
       (2) Incorporated by reference from Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No.
                                      33-51693) filed February 18, 1994
       (3)         Incorporated by reference from AMCE's Form 8-K (File
                              No. 01-12429) dated April 7, 1994
       (4)         Incorporated by reference from AMCE's Form S-1 (File
                          No. 33-48586) filed June 12, 1992, as amended
       (5)         Incorporated by reference from AMCE's Form 10-K report
                     for fiscal year ended April 1, 1993 (File No.
                                      01-12429)
       (6)         Incorporated by reference from AMCE's Form 10-Q (File
                             No. 01-12429) dated July 2, 1992
       (7)         Incorporated by reference from AMCE's Form S-1 (File
                                      No. 2-84675) filed June 22, 1983
       (8)         Incorporated by reference from AMCE's Form S-8  (File
                                      No. 2-97523) filed July 3, 1984
       (9)         Incorporated by reference from AMCE's S-8 and S-3
                                      (File No. 2-97522) filed July 3, 1984
       (10)        Incorporated by reference from AMCE's From 8-K File
                                    (No. 0-12429) dated December 30, 1986
       (11)        Incorporated by reference from AMCE's Form S-8 (File
                                      No. 2-92048) filed July 3, 1985
       (12)        Incorporated by reference from AMCE's Form 8-K (File
                                      No. 0-12429) dated March 4, 1991
       (13)        Incorporated by reference from AMCE's Registration
                        Statement on Form S-2  (File No. 33-51693) filed
                                      December 23, 1993
       (14)        Incorporated by reference from AMCE's Registration
                     Statement on Form S-8 (File No. 33-58129) filed March
                                      17, 1995
       (15)       Incorporated by reference from AMCE's Form 10-Q (File
     No. 1-08747) dated August 8, 1994
       (16)      Incorporated by refernece from AMCE's Form 10-Q (File
     No. 1-08747) dated  November 1, 1994
          * - Filed herewith
22.  TAXES

     22.1  No change.

      22.2 Subject to the consent of the Committee, in connection with (a) the exercise of a Non-Qualified Stock Option or (b) satisfaction of conditions and/or lapse of restrictions on a Stock Award, a Grantee may make an irrevocable election to tender back to the Company Shares received pursuant to (a) or (b), having a Fair
     Market Value sufficient to satisfy all or part of the Company's total federal, state, local and other tax withholding obligations associated with the transaction. Any such election shall be irrevocable and, except with respect to elections incident to death, retirement, disability or termination of employment, must be made by a Grantee prior to the Tax Date, by delivering written notice to the Secretary of the Company together with such information and documents as the Committee may prescribe. The Committee may disapprove of any election, may suspend or terminate the right to make elections, or may provide with respect to any Award under this Plan that the right to make elections shall not apply to such Award.

      22.3 If a Grantee is an officer of the Company and is subject to the provisions of Section 16 of the Exchange Act, then an election to have Shares withheld and any exercise of such right are subject to the following additional restrictions:

                               (a)  No exercise shall be made
           within six months of the grant of the Award, unless made incident to death, retirement, disability or termination of employment.

                               (b)  Both the election and
           exercise must be made during a Window Period, unless made incident to death, retirement, disability or termination of employment, or the election must be made six months prior to the Tax Date.

      22.4  No change.

4.   ELIGIBILITY

     Awards may be made under the Plan to employees who are corporate or field executives or senior managers, including executive officers of the Company and its Subsidiaries, and other managers, including field and theatre managers. Officers shall be employees for this purpose, whether or not they also are Directors. A Director who is not an employee shall not be eligible to receive an Award. Awards may be made to eligible employees whether or not they have received prior
Awards under the Plan or under any previously adopted plan, and whether or not they are participants in other benefit plans of the Company, AMC or any other Subsidiary.



7.   STOCK AWARDS




7.2  Subject to provisions of the Plan
permitting acceleration, the receipt of Shares under Stock Awards granted to persons subject to
Section 16 of the Exchange Act will be
conditioned on the attainment  during a
performance period of performance goals
established by the Committee based on criterion described in Section 9.



8.   PERFORMANCE UNITS





     8.2  Amounts payable under a Performance
Unit may be payable at a specified date or dates or upon attaining performance conditions.
Subject to provisions of the Plan permitting acceleration, a Performance Unit granted to persons subject to Section 16 of the Exchange Act will be conditioned on the attainment during a performance period of performance goals established by the Committee based on criteria described in Section 9.



9.   PERFORMANCE GOALS

     Performance Stock and Performance Unit Awards made to persons subject to Section 16 of the Exchange Act shall be based on performance goals established by the Committee not later than 90 days after the start of a performance period of 12 months duration or longer with respect to which such an Award is made.The Committee may not increase the compensation payable under an Award that is otherwise due upon attainment of a performance goal. The Committee shall certify that the performance goals have been achieved before payment of any such Award. Performance goals established by the Committee shall be based upon, as the Committee deems appropriate, one or more of the following business criteria: (i)
Company or Subsidiary EBITDA (earnings before interest, taxes, depreciation and amortization); (ii) Company or Subsidiary earnings or earnings per Share; (iii) public market prices of Shares; (iv) division operating income, or DOI (operating income less general and administrative expenses and extraordinary expenses);
(v) division level EBITDA (DOI less national film, home office and international general and administrative expenses plus capitalized lease adjustments; (vi) private market value of Shares on a fully-diluted basis
(assuming full exercise of all outstanding shares of preferred stock, Class B stock, options and other rights to acquire Shares), based on a constant multiple of theatre level EBITDA (Company EBITDA less National
Cinema Network EBITDA), plus the book value of National
Cinema Network, cash, cash equivalents and investments and investments in other long-term assets, less corporate borrowings, capitalized lease obligations and the carrying value of minority interests in other long-term liabilities; (vii) return to shareholders, measured by increases in the market value of an investment in Shares, assuming reinvestment of dividends received; and
(viii) return on assets within a participant s span of responsibility); and the Committee may, in its discretion, determine whether an Award will be paid under any one or more of such business criteria. In setting performance goals, such criteria may be measured against one or more of the following: (i) the prior year or years performance of the Company, a Subsidiary, a division or other operations-based unit or span of a participant s responsibility; (ii) the performance of a broad-based group of stock such as, but not limited to, the Standard and Poor s 500 Index and; (iii) the performance of a peer group of two or more companies.
Such performance goals may be (but need not be) different for each performance period. The Committee may set different (or the same) goals for different
Grantees and for different Awards, and performance goals may include standards for minimum attainment, target attainment, and maximum attainment. In all cases, however, performance goals shall include a minimum performance standard below which no part of the relevant
Award will be earned.



11.  DEATH, DISABILITY, RETIREMENT AND OTHER
TERMINATION OF EMPLOYMENT


     11.1


     (e) except as provided in paragraph (f) below or as permitted by Sections 12 or 20, all Stock Awards and Performance Units shall be canceled and forfeited if a Grantee s employment is terminated, and


     (f) in the event of Grantee s death, disability or retirement, the Grantee (or his Successor) shall be entitled immediately to be issued a certificate or certificates for all of the Shares represented by his Stock Award(s) and to be paid amounts due under Performance Unit awards, free and clear of all performance goal requirements and restrictions, based in each case on the extent to which performance goals have been achieved, measured through the date of termination.



12.  PROVISIONS RELATING TO CHANGE IN CONTROL

     The Committee may provide, at the time of an Award or thereafter, that if a Change of Control Event occurs or if termination results from such Change of Control
Event, (a) any restrictions on Stock Awards shall lapse immediately and (b) outstanding Options shall become exercisable immediately. The Committee may also waive, at the time of an Award or thereafter, the satisfaction of performance goals with respect to Performance Stock
Awards and Performance Units upon the occurrence of a Change in Control Event or upon termination resulting from a Change in Control Event, and authorize the issue of Shares represented by Stock Awards or the payment of amounts under Performance Unit Awards, based in each case on the extent to which performance goals have been achieved, measured through the date a Change in Control
Event or termination resulting therefrom occurs.



20.  ADJUSTMENTS FOR CORPORATE CHANGES


     20.2 In the event that the Company agrees (a) to sell or otherwise dispose of all or substantially all of the Company s assets, or (b) to be wholly or partially liquidated, or (c) to participate in a merger, consolidation or reorganization, or (d) to sell or otherwise dispose of substantially all the assets of, or a majority interest in, a Subsidiary or division, then the Committee may determine that any and all Options granted under the Plan, in situations involving an event described in clauses (a) through (c), and any and all Options granted to employees of the affected Subsidiary or division, in situations described in clause (d), shall be immediately exercisable in full, and any and all Shares issuable pursuant to Stock Awards or cash payable under Performance Units made under the Plan, in situations involving an event described in clauses (a) through (c), and any and all Shares issuable pursuant to Stock Awards or cash payable under Performance Units granted to employees of the affected Subsidiary or division, in situations described in clause (d), shall be immediately issuable or paid in full, as the case may be, based in each case on the extent to which performance goals have been achieved to the date of the event described in clause (a), (b), (c) or (d) above.
The Committee may also determine that any Options not exercised, and any Stock Awards or Performance Units with respect to which any restrictions shall not have lapsed or conditions shall not have been satisfied, prior to any such event, or within such period of time thereafter (not to exceed 120 days) as the Committee shall determine, shall terminate.

              PERFORMANCE STOCK AWARD AGREEMENT


     This Performance Stock Award Agreement (the
"Agreement"), made as of the _____ day of ________, 1995 by and between AMC Entertainment Inc. ("AMCE") and
______________________ (the "Grantee"), evidences the
grant by AMCE of a Performance Stock Award (the "Award") to the Grantee on _______ ___, 1995 and the Grantee's acceptance of the Award in accordance with the provisions of the AMCE 1994 Stock Option and Incentive
Plan, as amended, (the "Plan"). AMCE and the Grantee agree as follows:

     1. Conditional Grant. This Award is subject to and effective only upon approval by the affirmative vote of the holders of a majority of AMCE's outstanding shares of stock entitled to vote and present in person or by proxy at the next annual meeting of stockholders (or any special meeting of stockholders called prior thereto at which the matter is presented) of the amendments to the Plan which were approved by the Board of Directors on March 29, 1995, conditioned upon such stockholder approval, and until such approval, Grantee shall have no rights under this Award and the Award will be non-transferable. Upon such approval, this Award shall become effective as of the day first above written.

     2.   Shares Awarded.

          (a) Subject to the condition in paragraph 1, Grantee is eligible to receive a maximum of ______ shares of AMCE Common Stock ("Performance Shares" or
"Shares") under this Award.  The number of Performance
Shares to be issued Grantee will be based upon the Company's performance over a three fiscal year period commencing on March 31, 1995 and ending in 1998 (the
"Performance Period").

          (b)  The Grantee's eligibility to receive up
to one-half (1/2) of the maximum number of Performance
Shares issuable under this Award will be based upon changes in the "Private Market Value Per Share" of
Common Stock of the Company ("PMVPS"), as defined in the Plan, over the Performance Period. The Grantee's eligibility to receive up to one-half (1/2) of the maximum number of Performance Shares issuable under this Award will be based upon changes in the "Total Return to Stockholders" ("TRS"), as defined in the Plan, over the Performance Period. PMVPS and TRS are referred to individually and collectively as "Performance Criterion" and "Performance Criteria", respectively. Such
Performance Criteria will be measured against changes in the Standard & Poor's 500 Index ("S&P 500") over the
Performance Period.

          (c)  Required Achievement Levels over the
Performance Period for both PMVPS and TRS are as set forth below:

               "Maximum" - 2,000 basis points (20%)
          better than the change in the S&P 500
          over the Performance Period.

          "Target" - 750 basis points (7-1/2%) better than the change in the S&P 500 over the Performance Period.

          "Threshold" - No difference between the
     change in the S&P 500 and the change in the Performance Criterion over the Performance
     Period.

          (d)   The number of Performance Shares
issuable to Grantee with respect to each of the Performance Criterion upon attainment of Threshold, Target and Maximum Achievement Levels are as follows:





PMVPS
TRS


Maximum




Target




Threshold




          (e) No Shares will be issued with respect to the Company's performance over the Performance Period as measured by a Performance Criterion if such performance does not at least meet the Threshold Achievement Level over the Performance Period. If the Company's performance as so measured by a Performance Criterion falls between the Threshold and Target Achievement
Levels, the number of Performance Shares issuable under this Award with respect to that Performance Criterion will be determined to the nearest whole number of Shares, so that the actual award will be at the same percentage between the Threshold and Target Award Levels as the actual achievement level falls between the Threshold and Target Achievement Levels. Similarly, if the Company's performance falls between Target and Maximum Achievement Levels, the number of Performance
Shares will be determined to the nearest whole number of Shares, so that the actual award will be at the same percentage between the Target and Maximum Award Levels as the actual achievement level falls between the Target and Maximum Achievement Levels. In no event will the number of shares issuable under this Award with respect to a Performance Criterion exceed the number of Shares issuable upon attaining the Maximum Achievement Level over the Performance Period with respect to such Performance Criterion.

     3.   Vesting.  Upon certification by the Compensation
Committee of the Board that the required Achievement
Level for a Performance Criterion has been attained, the Grantee's right to receive the Performance Shares issuable with respect to such Performance Criterion shall vest and Grantee will be issued the number of shares to which he or she is entitled, without restriction, except as herein or in the Plan provided.

     4.   Employment Requirement.  Notwithstanding Section
3 above and except as provided in Sections 5 or as determined by the Compensation Committee as provided in the Plan, if the Grantee's employment with AMCE is terminated for any reason before the end of the Performance Period, all right to receive Performance
Shares under the Award shall be forfeited. For this purpose, authorized leaves of absence from AMCE or a Subsidiary (as defined in the Plan) or the transfer of the Grantee from AMCE to a Subsidiary or between Subsidiaries shall not constitute a termination of employment. For purposes of this Agreement, an authorized leave of absence shall be an absence while the Grantee is on military leave, sick leave, or other bona fide leave of absence so long as the Grantee's right to employment with AMCE or a Subsidiary is guaranteed by statute, contract or company policy.

     5.   Acceleration of Vesting.  Notwithstanding
Section 4 thereof, the Grantee or his Successor, as defined in the Plan, shall be entitled to receive immediately a certificate or certificates for Performance Shares, based on the Achievement Levels of the Performance Criteria, measured through the date of termination, upon the earliest of the following occurrences:

          (a)  the Grantee's death;

          (b)  the Grantee's disability, as defined in
the Plan;

          (c)  the Grantee's retirement, as defined in
the Plan; or

          (d)  the date the Grantee's employment is
terminated, if such employment is terminated (whether voluntarily or involuntarily, or with or without cause) within one year after the occurrence of a Change of Control Event, as defined in the Plan.

     6. Voting and Dividend Rights. The Grantee shall not be entitled to voting rights, to dividend rights or dividend equivalents or to any other shareholder rights in connection with the Shares unless and until they are transferred to the Grantee pursuant to Section 7.

     7.   Issuance and Transfer of Shares; Tax
Withholding.

          (a)  As soon as practicable after
certification by the Committee, as defined in the Plan, of the Achievement Levels attained over the Performance
Period with respect to the Performance Criteria, the Secretary of AMCE shall cause the appropriate number of shares of AMCE common stock to be issued and ownership transferred to the Grantee or his Successor, by having certificate or certificates for such number of shares registered in the name of the Grantee (or such other person) and shall have each certificate delivered to the appropriate person. Notwithstanding the foregoing, if AMCE or a Subsidiary requires reimbursement of any tax required by law to be withheld with respect to shares of AMCE Common Stock issued in connection with the vesting of the Award, the Secretary shall not transfer ownership of shares until the required payment is made.

          (b)  Subject to the consent of the Committee
and to the provisions of the Plan (including without limitation specified time periods), the Grantee may satisfy his tax withholding obligations hereunder by electing to have Shares otherwise issuable upon vesting of the Award withheld, with a Fair Market Value on the date of vesting equal to the amount of Grantee's tax withholding liability. Any such election must be irrevocable and made in writing to the Secretary of the Company. Except with respect to elections incident to death, disability, retirement or termination of employment, any such election (i) must be made prior to the date Grantee's right to receive shares vests, and
(ii) must be made more than six months prior to such date or during a Window Period, as defined in the Plan.


     8.   Transferability.  The rights under this
Agreement may not be transferred except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order, as defined by the Internal Revenue Code of 1986, as amended, or Title I of the Employment Retirement Income Security Act. The rights under this Agreement may be exercised during the lifetime of the Grantee only by the Grantee (or by his guardian, legal representative or Successor). The terms of this Award shall be binding upon the executors, administrators, heirs, successors, and assigns of the Grantee.

     9. Requirements of Law. Performance Shares shall not be transferred hereunder if the issuance or transfer of ownership of shares of AMCE's Common Stock hereunder would constitute a violation of any applicable federal or state securities or other law or valid regulation.
The Grantee, as a condition to receipt of Shares under this Award, must represent to AMCE that the shares of AMCE Common Stock to be received upon vesting of this Award are being acquired for investment and not with a present view to distribution or resale, unless counsel for AMCE is then of the opinion that such a representation is not required under the Securities Act of 1933 or any other applicable law, regulation, or rule of any governmental agency.

     10. Forfeiture. Until Performance Shares are issued under this Award, even though such Shares have been earned the Award and all Shares issuable hereunder will be forfeited if the Committee determines that the Grantee, at any time during the period of the Grantee's employment and for one (1) year thereafter, without the Committee's written consent, engaged directly or indirectly in any manner or capacity as principal, agent, partner, officer, director, employee, or otherwise, in any business or activity competitive with the business conducted by AMCE or its Subsidiaries in the geographic area in which AMCE or its Subsidiaries does business, or in any manner which is inimical to the best interests of AMCE.

     IN WITNESS WHEREOF, AMCE, by its duly authorized officer, and the Grantee have signed this Agreement as of the date first above written.

                                  AMC ENTERTAINMENT
                                  INC.


                                  By:
                                  President



                                        Grantee

The Grantee acknowledges receipt of copies of the Plan and the Prospectus, dated _______________, respecting the Plan. The Grantee represents that (s)he is familiar with the terms and provisions of the Plan and such Prospectus. The Grantee hereby accepts this Award subject to all the terms and provisions of the Plan, including but not limited to Section 20 ("Adjustments for Corporate Changes") thereof. The Grantee hereby agrees to accept as binding, conclusive, and final all decisions and interpretations of the Board of Directors and, where applicable, the Committee (as defined in the Plan), respecting any questions arising under the Plan.



                    Grantee
     NON-QUALIFIED (NON-ISO) STOCK OPTION AGREEMENT


     This Stock Option Agreement (the "Agreement"), made as of the ____ day of _________, 19__, by and between AMC Entertainment Inc. ("AMCE") and
_________________________ ______________ (the "Grantee")
evidences the grant, by AMCE, of a Stock Option (the
"Option") to the Grantee on _______________ ___, 19___,
(the "Date of Grant") and the Grantee's acceptance of the Option in accordance with the provisions of the AMCE
1994 Stock Option and Incentive Plan (the "Plan"). AMCE and the Grantee agree as follows:

     11.  Shares Optioned and Option Price.  The
Grantee shall have an option to purchase ______ shares of AMCE Common Stock for $________ per share, which exercise price is one hundred percent (100%) of the Fair
Market Value of such shares on the Date of Grant, subject to the terms and conditions of this Agreement and of the Plan, the provisions of which are hereby incorporated herein by reference. The shares subject to the Option are not, nor are they intended to be, Incentive Stock Option (ISO) shares as described in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")

     12.  Vesting.  Except as otherwise provided in
section 3 below or in the Plan, this Option shall be deemed vested with respect to the number of shares described in section 1 as follows: (a) the right to purchase 50% of the shares subject to this Option shall first be vested on the first anniversary of the Date of Grant, and (b) the right to purchase the balance of the shares subject to this Option shall first be vested on the second anniversary of the Date of Grant.
Notwithstanding the foregoing provisions of this section
2, if the Grantee's employment with AMCE or a Subsidiary
(as defined in the Plan) terminates on account of death, disability (as defined in the Plan) or retirement (as defined in the Plan), or if the Grantee's employment is terminated for any reason within one year after the occurrence of a Change in Control Event (as defined in the Plan), whether such termination is voluntary or involuntary, the Option shall be deemed vested as to all shares described in section 1 hereof as of the date of such termination of employment.

     13. Exercise Period. The Option may be exercised from time to time with respect to all or any number of the then unexercised shares as to which the Option has vested under section 2, on any regular business day of AMCE at its then executive offices, until the earliest to occur of the following dates:

          (a)  the tenth anniversary of the Date of Grant;

          (b) the first anniversary of the date of the Grantee's termination of employment with AMCE and all Subsidiaries (as defined in the Plan) on account of death or disability;

          (c)  the third anniversary of the Grantee's
retirement;

          (d)  the date three (3) months following the
date upon which the Grantee's employment with AMCE and all Subsidiaries terminates for any reason other than those described in subsections (b) or (c) next above or in (e) below; or

          (e) the date Grantee is terminated for cause, provided that for purposes of this Option no termination of employment occurring within one year after the occurrence of a Change in Control Event shall be deemed a termination for cause.

     14.  Exercise.

          (a)  During the period that the Option is
exercisable, it may be exercised in full or in part by the Grantee, his or her legal representatives, guardian or Successor, as defined in the Plan, by delivering or mailing written notice of the exercise to the Secretary of AMCE. The written notice shall be signed by each person entitled to exercise the Option and shall specify the address and Social Security number of each such person. If any person other than the Grantee purports to be entitled to exercise all or any portion of the Option, the written notice shall be accompanied by proof, satisfactory to the Secretary of AMCE, of that entitlement.

          (b) The written notice shall be accompanied by full payment of the exercise price for the shares as to which the Option is exercised either (i) in cash, certified or bank cashier's check or money order, payable to AMCE, (ii) in shares of AMCE Common Stock evidenced by certificates either endorsed or with stock powers attached transferring ownership to AMCE, with an aggregate Fair Market Value (as defined in the Plan) equal to said exercise price on the date the written notice is received by the Secretary, or (iii) in any combination of the foregoing.

          (c)  Notwithstanding the provisions of
subsection (b) next above, shares acquired through the exercise of an Incentive Stock Option granted under the Plan or any predecessor stock option plan providing for options on shares of AMCE Common Stock may be used as payment at exercise hereunder only if such shares have been held for at least 12 months following such acquisition.

          (d)  The written notice of exercise will be
effective and the Option shall be deemed exercised to the extent specified in the notice on the date that the written notice (together with required accompaniments respecting payment of the exercise price) is received by the Secretary of AMCE at its then executive offices during regular business hours.

     15.  Transfer of Shares; Tax Withholding.

          (a) As soon as practicable after receipt of an effective written notice of exercise and full payment of the exercise price as provided in section 4 above, the Secretary of AMCE shall cause ownership of the appropriate number of shares of AMCE Common Stock to be transferred to the person or persons exercising the Option by having a certificate or certificates for such number of shares registered in the name of such person or persons and shall have each certificate delivered to the appropriate person. Notwithstanding the foregoing, if AMCE or a Subsidiary requires reimbursement of any tax required by law to be withheld with respect to shares of AMCE Common Stock, the Secretary shall not transfer ownership of shares until the required payment is made.

          (b) Subject to the consent of the Committee and to the provisions of the Plan (including without limitation specified time periods), the Grantee may satisfy his tax withholding obligations hereunder by electing to have shares otherwise issuable upon exercise of this Option withheld, with a Fair Market Value on the date of exercise equal to the amount of Grantee's tax withholding liability. Any such election must be irrevocable and, except with respect to elections made incident to death, retirement, disability or termination of employment, must be made either at least six (6) months prior to the date of exercise or during a Window
Period, as defined in the Plan, prior to the date of exercise. Any exercise of this Option made with respect to tax withholding rights as to which an election was required during a Window Period (i.e., because not made more than six (6) months in advance of the date of exercise) must also be made during a Window Period.

     16.  Transferability.  The rights under this
Agreement may not be transferred except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined in the Code or Title I of the Employment Retirement Income
Security Act, or the rules promulgated thereunder. The rights under this Agreement may be exercised during the lifetime of the Grantee only by the Grantee (or by his guardian, legal representative or Successor, as defined in the Plan). The terms of this Option shall be binding upon the executors, administrators, heirs, successors, and assigns of the Grantee.

     17.  Authorized Leave.  Authorized leaves of
absence from AMCE or a Subsidiary shall not constitute a termination of employment for purposes of the Agreement.
For purposes of this Agreement, an authorized leave of absence shall be an absence while the Grantee is on military leave, sick leave, or other bona fide leave of absence so long as the Grantee's right to employment with AMCE or a Subsidiary is guaranteed by statute, contract, or company policy.

     18. Requirements of Law. This Option may not be exercised if the issuance of shares of AMCE Common Stock upon such exercise would constitute a violation of any applicable federal or state securities or other law or valid regulation. The Grantee, as a condition to his exercise of this Option, shall represent to AMCE that the shares of AMCE Common stock to be acquired by exercise of this Option are being acquired for investment and not with a present view to distribution or resale, unless counsel for AMCE is then of the opinion that such a representation is not required under the Securities Act of 1933 or any other applicable law, regulation, or rule of any governmental agency.

     19. Forfeiture. To the extent this Option is unexercised, it will be forfeited along with all rights thereunder effective as of the date the Committee determines that the Grantee, at any time during the period of the Grantee's employment and for one (1) year thereafter, without the Committee's written consent, engaged directly or indirectly in any manner or capacity as principal, agent, partner, officer, director, employee, or otherwise, in any business or activity competitive with the business conducted by AMCE or its Subsidiaries, in the geographic area in which AMCE or its Subsidiaries does business, or in any manner which is inimical to the best interests of AMCE.

IN WITNESS WHEREOF, AMCE, by its duly authorized officer, and the Grantee have signed this Agreement as of the date first above written.

                                   AMC ENTERTAINMENT
INC.



                                   By:

                                        President




                                     Grantee


     The Grantee acknowledges receipt of copies of the Plan and the Prospectus, dated __________ respecting the Plan. The Grantee represents that (s)he is familiar with the terms and provisions of the Plan and Prospectus. The Grantee hereby accepts this Option subject to all the terms and provisions of the Plan, including but not limited to Section 20 ("Adjustments for Corporate Changes") thereof. The Grantee hereby agrees to accept as binding, conclusive, and final all decisions and interpretations of the Board of Directors and, where applicable, the Committee (as defined in the Plan), respecting any questions arising under the Plan.




                                          Grantee
EXHIBIT 10.7.(b)
                              APPENDIX A


                                  AMC
                SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN






             Effective January 1, 1994

                                   AMC
                 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

                            TABLE OF CONTENTS

Section                                                Page

Preamble      1


ARTICLE I - DEFINITIONS                                     1
     1.1. "Affiliate"                                           1
     1.2. "Board"                                               1
     1.3. "Code"                                                1
     1.4. "Company"                                             1
     1.5. "Employer"                                            1
     1.6. "Normal Retirement Date"                              1
     1.7. "OBRA 93"                                             2
     1.8. "Participant"                                         2
     1.9. "Plan"                                                2
     1.10.     "Qualified Plan"                                 2
     1.11.     "Qualified Plan Retirement Benefit"              2
     1.12.     "Qualified Plan Surviving Spouse Benefit"        2
     1.13.     "Supplemental Retirement Benefit"                2
     1.14.     "Surviving Spouse"                               2
     1.15.     "Supplemental Surviving Spouse Benefit"          2
     1.16.     Gender/Headings Clause                           2


ARTICLE II - ELIGIBILITY                                        3


ARTICLE III - SUPPLEMENTAL RETIREMENT BENEFIT                   3
     3.1. Amount                                                3
     3.2. Method of Payment                                     3
     3.3. Commencement of Benefit                               4
     3.4. Actuarial Equivalent                                  4
     3.5. No Termination of Employment Benefit                  4


ARTICLE IV - SUPPLEMENTAL SURVIVING SPOUSE BENEFIT              4
     4.1. Amount                                                4
     4.2. Method and Commencement of Benefit                    5
     4.3. Death; No Surviving Spouse                            5

ARTICLE V - ADMINISTRATION OF THE PLAN                          5
     5.1. Administration by the Company                         5
     5.2. General Powers of Administration                      5


ARTICLE VI - AMENDMENT OR TERMINATION                           6
     6.1. Amendment or Termination                              6
     6.2. Effect of Amendment or Termination                    6


ARTICLE VII - GENERAL PROVISIONS                                6
     7.1. Funding                                               6
     7.2. General Conditions                                    6
     7.3. No Guaranty of Benefits                               6
     7.4. No Enlargement of Employee Rights                     7
     7.5. Spendthrift Provision                                 7
     7.6. Applicable Law                                        7
     7.7. Incapacity of Recipient                               7
     7.8. Corporate Successors                                  7
     7.9. Unclaimed Benefit                                     7
     7.10.     Limitations on Liability                       8

                              AMC
            SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


     The AMC Supplemental Executive Retirement Plan (the "Plan") is adopted effective January 1, 1994. The Plan is established and maintained by American Multi-Cinema, Inc. (the "Company") solely for the purpose of providing benefits for certain of its employees who participate in the Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. (and its Affiliates) in excess of the maximum recognizable compensation for qualified retirement plan purposes imposed by Section 401(a)(17) of the Internal Revenue Code, as amended by the Omnibus Budget Reconciliation Act of 1993 ("OBRA 93"), up to the maximum limit that would have been in effect under Section 401(a)(17) of the Internal Revenue Code (as indexed), had OBRA 93 not been enacted.

     Accordingly, the Company hereby adopts this Plan pursuant to the terms and provisions set forth below:

                   ARTICLE XX - DEFINITIONS

     Wherever used herein the following terms shall have the meanings hereinafter set forth:

     20.1. "Affiliate" means any Employer that is an affiliate or related to the Company, including an employer that is a member of a controlled group of corporations with the Company or controlled group of trades or businesses, as defined in Sections 414(b) and 414(c) of the Code.

     20.2. "Board" means the Board of Directors of the Company.

     20.3.     "Code" means the Internal Revenue Code of
1986, as amended from time to time, and any regulations relating thereto.

     20.4. "Company" means American Multi-Cinema, Inc., a Missouri corporation, or, to the extent provided in
Section 7.8 below, any successor corporation or other entity resulting from a merger or consolidation into or with the Company or a transfer or sale of substantially all of the assets of the Company.

     20.5. "Employer" means the Company and any of its Affiliates which is an adopting employer under the Qualified
Plan and who also adopts this Plan, their successors and assigns.

     20.6. "Normal Retirement Date" means the first day of the month coinciding with or next following a Participant's 65th birthday or, if later than January 1 of the year in which the fifth (5th) anniversary of the Participant's commencement of participation in the Qualified
Plan occurs.

     20.7.     "OBRA 93" means the Omnibus Budget
Reconciliation Act of 1993 (which amended Section 401(a)(17) of the Code.

     20.8.     "Participant" means an employee of the
Company who is a participant under the Qualified Plan (or any successor or replacement employees' retirement plan) and to whom or with respect to whom a benefit is payable under the Plan.

     20.9.     "Plan" means the AMC Supplemental Executive
Retirement Plan.

     20.10.    "Qualified Plan" means the Defined Benefit
Retirement Income Plan for Certain Employees of American
Multi-Cinema, Inc., which was originally established effective January 1, 1975, and each successor or replacement employees' retirement plan.

     20.11. "Qualified Plan Retirement Benefit" means the monthly retirement benefit payable to a Participant pursuant to the Qualified Plan by reason of his termination of employment with the Company and all Affiliates for any reason other than death after qualifying for early, normal or late retirement benefits under the Qualified Plan.

     20.12. "Qualified Plan Surviving Spouse Benefit" means the monthly retirement benefit payable to the Surviving Spouse of a Participant pursuant to the Qualified
Plan in the event of the death of the Participant at any time prior to commencement of the payment of his Qualified
Plan Retirement Benefit.

     20.13. "Supplemental Retirement Benefit" means the benefit payable to a Participant pursuant to the Plan by reason of his termination of employment with the Company for any reason other than death after qualifying for early, normal or late retirement benefits under the Qualified Plan and all Affiliates.

     20.14. "Surviving Spouse" means a person who is married to a Participant at the date of his death.

     20.15. "Supplemental Surviving Spouse Benefit" means the benefit payable to a Surviving Spouse pursuant to the Plan.

     20.16. Gender/Headings Clause. Words in the masculine gender shall include the feminine and the singular shall include the plural, and vice versa, unless qualified by the context. Any Article or Section headings used herein are included for ease of reference only, and are not to be construed so as to alter the terms hereof.


                   ARTICLE XXI - ELIGIBILITY

     A Participant who is eligible to receive a Qualified Plan Retirement Benefit after qualifying for early, normal or late retirement benefits under the Qualified Plan, the amount of which is reduced by reason of the application of the maximum recognizable compensation imposed by Section 401(a)(17) of the Code, as in effect on the date for commencement of the Qualified Plan Retirement Benefit, or as in effect at any time thereafter, shall be eligible to receive a Supplemental Retirement Benefit. The Surviving Spouse of a Participant described in the preceding sentence who dies prior to commencement of payment of his Qualified Plan Retirement Benefit shall be eligible to receive a Supplemental Surviving Spouse Benefit.


        ARTICLE XXII - SUPPLEMENTAL RETIREMENT BENEFIT

     22.1. Amount. The Supplemental Retirement Benefit payable to an eligible Participant in the form of a straight life annuity over the lifetime of the Participant only, commencing on his Normal Retirement Date, shall be a monthly amount equal to the difference between (a) and (b) below:

          (a) the monthly amount of the Qualified Plan Retirement Benefit to which the Participant would have been entitled under the Qualified Plan if such benefit were computed without giving effect to the maximum recognizable compensation for qualified retirement plan purposes imposed by application of Section 401(a)(17) of the Code, as amended by OBRA 93, but rather, for the purpose of this Plan, recognizing a Participant's compensation up to the maximum limit that would have been in effect under Section 401(a)(17) of the Code (as indexed), had OBRA 93 not been enacted;

                             less

          (b)  the monthly amount of the Qualified Plan
     Retirement Benefit actually payable to the Participant under the Qualified Plan.

     The amounts described in (a) and (b) shall be computed as of the date of termination of employment of the Participant with the Company and all Affiliates in the form of a straight life annuity payable over the lifetime of the Participant only commencing on his Normal Retirement Date.

     22.2. Method of Payment. Except as hereinafter provided, the Supplemental Retirement Benefit payable to a Participant shall be paid in the same method of payment under which the Qualified Plan Retirement Benefit is payable to the Participant. Except as hereinafter provided, the Participant's election under the Qualified Plan of any optional method of payment of his Qualified Plan Retirement Benefit (with the valid consent of his Surviving Spouse where required under the Qualified Plan) shall also be applicable to the payment of his Supplemental Retirement Benefit. Notwithstanding the foregoing, a Participant's Supplemental Retirement Benefit shall only be payable in an Actuarial Equivalent (as defined in Section 3.4) lump sum amount if the Participant elected a lump sum method of payment within a reasonable period of time after first becoming eligible to participate in this Plan. Notwithstanding the foregoing if a Participant, who is married when his benefits become payable hereunder, elects a lump sum method of payment of his Qualified Plan Retirement Benefit (with the valid consent of his Surviving Spouse), but who did not elect a lump sum method of payment when first eligible to participate in this Plan, then his benefit hereunder shall be paid in the form of a qualified joint and 50% surviving spouse annuity method of payment. Notwithstanding the foregoing if a Participant, who is married when his benefits become payable hereunder, elects a lump sum method of payment of his Qualified Plan Retirement Benefit, but did not elect a lump sum method of payment when first eligible to participate in this Plan, then his benefit hereunder shall be paid in the form of a life only annuity form of payment.

     22.3. Commencement of Benefit. Payment of the Supplemental Retirement Benefit to a Participant shall commence on the same date as payment of the Qualified Plan Retirement Benefit to the Participant commences. Any election under the Qualified Plan made by the Participant with respect to the commencement of payment of his Qualified Plan Retirement Benefit shall also be applicable with respect to the commencement of payment of his Supplemental Retirement Benefit.

     22.4. Actuarial Equivalent. A Supplemental Retirement Benefit which is payable in any form other than a straight life annuity over the lifetime of the Participant, or which commences at any time prior to the Participant's Normal Retirement Date, shall be the actuarial equivalent of the Supplemental Retirement Benefit set forth in Section 3.1 above as determined by the same actuarial adjustments as those specified in the Qualified Plan with respect to determination of the amount of the Qualified Plan Retirement Benefit on the date for commencement of payments hereunder.

     22.5. No Termination of Employment Benefit. No benefit is payable hereunder if a Participant terminates employment before he qualifies for early, normal or late retirement benefits under the Qualified Plan.


     ARTICLE XXIII - SUPPLEMENTAL SURVIVING SPOUSE BENEFIT

     23.1. Amount. If a Participant dies prior to commencement of payment of his Qualified Plan Retirement Benefit under circumstances in which a Qualified Plan Surviving Spouse Benefit is payable to his Surviving Spouse, then a Supplemental Surviving Spouse Benefit is payable to his Surviving Spouse as hereinafter provided. The monthly amount of the Supplemental Surviving Spouse Benefit payable to a Surviving Spouse shall be equal to the difference between (a) and (b) below:

          (a) the monthly amount of the Qualified Plan Surviving Spouse Benefit to which the Surviving Spouse would have been entitled under the Qualified Plan if such benefit were computed without giving effect to the maximum recognizable compensation for qualified retirement plan purposes imposed by application of
     Section 401(a)(17) of the Code as amended by OBRA 93, but rather, for the purpose of this Plan, recognizing a Participant's compensation up to the maximum limit that would have been in effect under Section 401(a)(17) of the Code (as indexed), had OBRA 93 not been enacted;

                             less

          (b)  the monthly amount of the Qualified Plan
     Surviving Spouse Benefit actually payable to the Surviving Spouse under the Qualified Plan.

     23.2. Method and Commencement of Benefit. Except as hereinafter provided, a Supplemental Surviving Spouse Benefit shall be payable over the lifetime of the Surviving Spouse only in monthly installments commencing on the date for commencement of payment of the Qualified Plan Surviving Spouse Benefit to the Surviving Spouse and terminating on the date of the last payment of the Qualified Plan Surviving Spouse Benefit made before the Surviving Spouse's death. Notwithstanding the foregoing, a Supplemental Surviving Spouse Benefit shall be payable in an Actuarial Equivalent (as defined in Section 3.4) lump sum amount if the Participant elected a lump sum method of payment within a reasonable period of time after first becoming eligible to participate in the Plan.

     23.3. Death; No Surviving Spouse. No death benefit is payable hereunder if a Participant who has not commenced receiving benefit payments hereunder dies without being survived by a spouse prior to his Normal Retirement Date.
If a Participant who is not survived by a spouse dies after his Normal Retirement Date and before he commences receiving benefit payments under Article III hereof elected an option form of payment under Section 5.01 of the Qualified Plan, his designated Beneficiary shall be entitled to receive benefits under this Article IV, computed in the same manner that a Surviving Spouse Benefit would have been calculated under this Plan and payable in the form of payment determined pursuant to Section 4.2 hereof. If such a Participant did not elect a post Normal Retirement Date optional form of payment under Section 5.01 of the Qualified Plan, then no death benefit will be payable under this Plan.


           ARTICLE XXIV - ADMINISTRATION OF THE PLAN

     24.1. Administration by the Company. The Company shall be responsible for the general operation and administration of the Plan and for carrying out the provisions thereof.

     24.2. General Powers of Administration. All provisions set forth in the Qualified Plan with respect to the administrative powers and duties of the Company, expenses of administration, and procedures for filing claims shall also be applicable with respect to the Plan. The Company shall be entitled to rely conclusively upon all tables, valuations, certificates, opinions and reports furnished by any actuary, accountant, controller, counsel or other person employed or engaged by the Company with respect to the Plan.

            ARTICLE XXV - AMENDMENT OR TERMINATION

     25.1. Amendment or Termination. The Company intends the Plan to be permanent but reserves the right to amend or terminate the Plan when, in the sole opinion of the Company, such amendment or termination is advisable. Any such amendment or termination shall be made pursuant to a resolution of the Board of Directors of the Company and shall be effective as of the date of such resolution.

     25.2. Effect of Amendment or Termination. No amendment or termination of the Plan shall directly or indirectly deprive any current or former Participant or Surviving Spouse of all or any portion of any Supplemental Retirement Benefit or Supplemental Surviving Spouse Benefit, payment of which has commenced prior to the effective date of such amendment or termination or which would be payable if the Participant terminated employment for any reason, including death, on such effective date.

               ARTICLE XXVI - GENERAL PROVISIONS

     26.1. Funding. The Plan at all times shall be entirely unfunded and no provision shall at any time be made with respect to segregating any assets of the Company for payment of any benefits hereunder. No Participant, Surviving Spouse or any other person shall have any interest in any particular assets of the Company by reason of the right to receive a benefit under the Plan and any such Participant, Surviving Spouse or other person shall have only the rights of a general unsecured creditor of the Company with respect to any rights under the Plan.

     26.2. General Conditions. Except as otherwise expressly provided herein, all terms and conditions of the Qualified Plan applicable to a Qualified Plan Retirement Benefit or a Qualified Plan Surviving Spouse Benefit shall also be applicable to a Supplemental Retirement Benefit or a Supplemental Surviving Spouse Benefit payable hereunder.
Any Qualified Plan Retirement Benefit or Qualified Plan Surviving Spouse Benefit, or any other benefit payable under the Qualified Plan, shall be paid solely in accordance with the terms and conditions of the Qualified Plan and nothing in this Plan shall operate or be construed in any way to modify, amend or affect the terms and provisions of the Qualified Plan.

     26.3. No Guaranty of Benefits. Nothing contained in the Plan shall constitute a guaranty by the Company or any other entity or person that the assets of the Company will be sufficient to pay any benefit hereunder.

     26.4.     No Enlargement of Employee Rights.  No
Participant or Surviving Spouse shall have any right to a benefit under the Plan except in accordance with the terms of the Plan. Establishment of the Plan shall not be construed to give any Participant the right to be retained in the service of the Company or an Employer.

     26.5. Spendthrift Provision. No interest of any person or entity in, or right to receive a benefit under, the Plan shall be subject in any manner to sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind; nor may such interest or right to receive a benefit be taken, either voluntarily or involuntarily, for the satisfaction of the debts of, or other obligations or claims against, such person or entity, including claims for alimony, support, separate maintenance and claims in bankruptcy proceedings.

     26.6. Applicable Law. The Plan shall be construed and administered under the laws of the State of Missouri.

     26.7. Incapacity of Recipient. If any person entitled to a benefit payment under the Plan is deemed by the Company to be incapable of personally receiving and giving a valid receipt for such payment, then, unless and until claim therefor shall have been made by a duly appointed guardian or other legal representative of such person, the Company may provide for such payment or any part thereof to be made to any other person or institution then contributing toward or providing for the care and maintenance of such person. Any such payment shall be a payment for the account of such person and a complete discharge of any liability of the Company and the Plan therefor.

     26.8. Corporate Successors. The Plan shall not be automatically terminated by a transfer or sale of assets of the Company or by the merger or consolidation of the Company into or with any other corporation or other entity, but the Plan shall be continued after such sale, merger or consolidation only if and to the extent that the transferee, purchaser or successor entity agrees to continue the Plan. In the event that the Plan is not continued by the transferee, purchaser or successor entity, then the Plan shall terminate subject to the provisions of Section 6.2.

     26.9. Unclaimed Benefit. Each Participant shall keep the Company informed of his current address and the current address of his spouse. The Company shall not be obligated to search for the whereabouts of any person. If the location of a Participant is not made known to the Company within three (3) years after the date on which payment of the Participant's Supplemental Retirement Benefit may first be made, payment may be made as though the Participant had died at the end of the three-year period. If, within one additional year after such three-year period has elapsed, or, within three years after the actual death of a Participant, the Company is unable to locate any Surviving Spouse of the Participant, then the Company shall have no further obligation to pay any benefit hereunder to such Participant or Surviving Spouse or any other person and such benefit shall be irrevocably forfeited.

     26.10. Limitations on Liability. Notwithstanding any of the preceding provisions of the Plan, neither the Company nor any individual acting as an employee or agent of the Company shall be liable to any Participant, former Participant, Surviving Spouse or any other person for any claim, loss, liability or expense incurred in connection with the Plan.



                         SIGNATURES

     IN WITNESS WHEREOF, the Company and the Employers have executed this Plan document this 28th day of December, 1994, to be effective as of January 1, 1994.


ATTEST (Seal)                 AMERICAN MULTI-CINEMA, INC.,
                              the "Company"


By: /s/Nancy L. Gallagher     By:  /s/ Peter C. Brown
      Secretary                         Executive Vice
President


ATTEST (Seal)                 AMC ENTERTAINMENT
                              INTERNATIONAL, INC., an
                              "Employer"


By: /s/Nancy L. Gallagher     By:  /s/ Peter C. Brown
      Secretary                         Executive Vice
President


ATTEST (Seal)                 AMC PHILADELPHIA, INC., an
"Employer"


By: /s/Nancy L. Gallagher     By:  /s/ Peter C. Brown
 Secretary                         Executive Vice President


ATTEST (Seal)                 AMC REALTY, INC., an
"Employer"


By: /s/Nancy L. Gallagher     By:  /s/ Peter C. Brown
Secretary                     Executive Vice President

ATTEST (Seal)                 BUDCO THEATRES, INC., an
"Employer"


By: /s/Nancy L. Gallagher          By:  /s/ Peter C.
Brown           Secretary                         Executive
Vice President

ATTEST (Seal)                 CONCORD CINEMA, INC., an
"Employer"


By: /s/Nancy L. Gallagher     By:  /s/ Peter C. Brown
      Secretary                         Executive Vice
President


ATTEST (Seal)                 DURWOOD, INC., an "Employer"


By: /s/Nancy L. Gallagher          By:  /s/ Peter C.
Brown          Secretary                     Executive Vice
President

EXHIBIT 11.


                AMC ENTERTAINMENT INC. AND SUBSIDIARIES


STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS

Years (52) weeks Ended March 30, 1995, March 31, 1994, and April 1, 1993

(in thousands, except per share amounts)


                                                  1995      1994       1993
PRIMARY EARNINGS PER SHARE:


Net earnings before extraordinary
 item                                          $ 33,978   $ 15,312  $ 7,746
Extraordinary item                                    -          -   (6,483)

Net earnings                                     33,978     15,312    1,263
Preferred dividends                              (7,000)      (538)    (256)

Net earnings for common shares                 $ 26,978   $ 14,774   $1,007

Average shares for primary
 earnings per share:
  Weighted average number of
  shares outstanding                             16,456     16,365   16,207
  Stock options whose effect
  is dilutive                                       137        156       10

  Total shares outstanding                       16,593     16,521   16,217

Primary earnings per share before
 extraordinary item                 $  1.63     $  0.89  $  0.46

Primary earnings per share          $  1.63     $  0.89  $  0.06

FULLY DILUTED EARNINGS PER SHARE:

Net earnings before extraordinary
 item                                          $ 33,978  $ 15,312   $ 7,746
Extraordinary item                                    -         -    (6,483)

Net earnings                                     33,978    15,312     1,263
Preferred dividends                                 n/a      (538)     (256)

Net earnings for common shares                 $ 33,978  $ 14,774    $1,007

Average shares for fully diluted
 earnings per share:
  Weighted average number of shares
 outstanding                                     16,456    16,365    16,207
  Stock options whose effect
is dilutive                                         157       185        10
  Shares issuable upon conversion of
 preferred stock                                  6,896       n/a       n/a

  Total shares outstanding                       23,509    16,550    16,217

Fully diluted earnings per share, including
 conversion shares,
 before extraordinary item                        $  1.45  $  0.89 $  0.46

Fully diluted earnings per share,
 including conversion shares                      $  1.45  $  0.89 $  0.06



1) Fully diluted earnings per share for 1995 includes conversion of preferred stock.

2) Fully diluted earnings per share for 1994 and 1993 excludes conversion of preferred stock.
EXHIBIT 21.


AMC ENTERTAINMENT INC. AND ITS SUBSIDIARIES

          AMC ENTERTAINMENT INC.
           American Multi-Cinema, Inc.
              AMC Entertainment International, Inc.
                AMC Europe S.A.(1)
                AMC Entertainment International Limited
                   AMC Entertainment Espana S.A.
              AMC De Mexico, S.A., De C.V.
        AMC Film Marketing, Inc.
        Conservco, Inc.
              National Cinema Supply Corp. (2)
        AMC Philadelphia, Inc. (3)
              Budco Theatres, Inc.
                   Concord Cinema, Inc.
        AMC Realty, Inc.
              AMC Canton Realty, Inc.
        AMC-ICC, Inc.
  National Cinema Network, Inc.


Unless otherwise noted all subsidiaries are wholly-owned.

(1)99% owned by AMC Entertainment International, Inc.

(2)50% owned by Conservco, Inc.

(3)80% owned by American Multi-Cinema, Inc.