Form 10-Q
period 1995-06-29
AMC ENTERTAINMENT INC
filed 1995-08-01
CIK 722077

August 1, 1995


Enclosed for filing under Sections 13 or 15d of the Securities
Act of 1934 is the copy of the Form 10-Q Thirteen weeks ended
June 29, 1995 for AMC Entertainment Inc.


Sincerly



Gail P. McClenton

                                     UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 1995

                                      or

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

                YesxNo ________

                                                         Number of Shares
Title of Each Class of Common Stock          Outstanding as of June 29, 1995

Common Stock, 66 2/3 cents par value                       5,366,380

Class B Stock, 66 2/3 cents par value                     11,157,000

                                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES


                                  INDEX
                                                       Page Number

PART I.       FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS
              Consolidated Statements of Operations         3
              Consolidated Balance Sheets                   4
              Consolidated Statements of Cash Flows         5
              Note to Consolidated Financial Statements     7
  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF  FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                8

PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS                             10
  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K              11
              Exhibit 11 - Statements Regarding
Computation
               of Per Share Earnings                        12

              Exhibit 27 - Financial Data Schedule          13

              SIGNATURES                                    14

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                Thirteen
                                               Weeks Ended
                                              June 29,         June 30,
                                                1995             1994
                                             (Unaudited)
Revenues
 Admissions                                        $101,928   $ 84,880
 Concessions                                         46,181     38,929
 Other                                                5,701      4,672

 Total revenues                                     153,810    128,481

Expenses
 Film rentals                                        51,468     40,284
 Concession merchandise                               7,761      6,518
 Other                                               60,772     54,633

 Total cost of operations                           120,001    101,435

 Depreciation and amortization                        9,972      8,360
 General and administrative expenses                 10,223      9,620

 Total expenses                                     140,196    119,415

 Operating income                                    13,614      9,066

Other expense (income)
  Interest expense
Corporate borrowings                                  5,546      6,165
Capitalized leases                                    2,763      2,795
  Investment income                                  (2,226)    (2,563)
  Loss (gain) on disposition of assets                   15         (2)

Earnings before income taxes                          7,516      2,671
Income tax provision                                  3,100      1,100

Net earnings                                       $  4,416   $  1,571

Preferred dividends                                   1,750      1,750

Net earnings (loss) for common shares              $  2,666      $(179)
Earnings per share:

  Primary                                            $  .16     $ (.01)

  Fully diluted                                      $  .16     $ (.01)

                       AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                                    June 29,   March 30,
                                                      1995        1995
                                                   (Unaudited)
                                   ASSETS
Current assets:
 Cash and equivalents                               $ 31,430   $ 71,233
 Investments                                         121,590     69,144
 Receivables net of allowance for doubtful
  accounts of $1,477 as of June 29, 1995,
  and $1,529 as of March 30, 1995                      8,376      8,572
 Other current assets                                 11,969     12,069

 Total current assets                                173,365    161,018

Property, net                                        290,489    279,904
Intangible assets, net                                42,788     42,926
Other long-term assets                                38,872     38,306

 Total assets                                       $545,514   $522,154

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $ 42,546   $ 29,047
 Accrued expenses and other liabilities               40,257     33,794
 Current maturities of corporate borrowings
  and capital lease obligations                        2,637      2,516

 Total current liabilities                            85,440     65,357

Corporate borrowings                                 200,199    200,183
Capital lease obligations                             64,066     64,805
Other long-term liabilities                           35,087     34,421

   Total liabilities                                 384,792    364,766

Stockholders' equity:
 Cumulative Convertible Preferred Stock;
 4,000,000 shares issued and outstanding;
 (aggregate liquidation preference
   of $100,000)                                        2,667      2,667
 Common Stock; 5,366,380 shares issued and
 outstanding as of June 29, 1995, and
 5,306,380 shares as of March 30, 1995                 3,578      3,538
 Convertible Class B Stock; 11,157,000
 shares issued and outstanding                         7,438      7,438
 Additional paid-in capital                          107,791    107,163
 Retained earnings                                    39,248     36,582

  Total stockholders' equity                         160,722    157,388

 Total liabilities and stockholders' equity         $545,514   $522,154

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                          Thirteen
                                                         Weeks Ended
                                                    June 29,   June 30,
                                                      1995       1994
INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $  4,416  $  1,571
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
Depreciation and amortization - property              7,804     7,280
 - other long-term assets                             2,168     1,080
Gain on sale of available for sale investments            -      (841)
Loss (gain) on sale of other long-term assets            15        (2)
Change in assets and liabilities:
   Receivables                                          196      (108)
   Other current assets                                 100      (240)
   Accounts payable                                  13,499       (60)
   Accrued expenses and other liabilities             7,549      (702)
Other, net                                              770        97

 Total adjustments                                   32,101     6,504

  Net cash provided by operating activities          36,517     8,075

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (21,220)  (12,588)
  Purchases of available for sale investments      (215,862)  (88,670)
  Proceeds from maturities of available
  for sale investments                              163,416    74,721
  Proceeds from sales of available for
  sale investments                                        -     9,699
  Proceeds from disposition of other
  long-term assets                                       17        30
  Other, net                                           (961)     (597)

  Net cash used in investing activities             (74,610)  (17,405)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease
  obligations                                          (619)     (535)
  Other repayments                                       (9)       (9)
  Proceeds from exercise of stock options               668       133
  Dividends paid on preferred stock                  (1,750)   (1,983)

  Net cash used in financing activities              (1,710)   (2,394)

NET DECREASE IN CASH AND EQUIVALENTS                (39,803)  (11,724)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          71,233    32,319

CASH AND EQUIVALENTS AT END OF PERIOD              $ 31,430  $ 20,595

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


                                                           Thirteen
                                                          Weeks Ended
                                                      June 29,  June 30,
                                                       1995       1994
                                                     (Unaudited)

Capital lease obligations incurred in
 connection with property acquired                      $  -   $ 1,363





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                      Thirteen
                                                     Weeks Ended
                                                 June 29,  June 30,
                                                  1995      1994
                                                (Unaudited)

Cash paid during the period for:

 Interest (net of amounts capitalized of
 $656 and $61)                                 $  2,830  $  2,825
 Income taxes                                       230     2,896

              AMC ENTERTAINMENT INC. AND SUBSIDIARIES
            NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 29, 1995
                           (Unaudited)

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

       AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres.

       The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 30, 1995. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 29, 1995, are not necessarily indicative of the results to be expected for the fiscal year ended March 28, 1996.

Earnings Per Share
       Primary earnings per share is computed by dividing net earnings for common shares by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. The average shares used in the computations were 16,661,000 and 16,442,000 for the thirteen weeks ended June 29, 1995, and June 30, 1994, respectively. On a fully diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the Cumulative Convertible Preferred Stock, if dilutive. The average shares used in the computations were 16,730,000 and 16,442,000 for the thirteen weeks ended June 29, 1995, and June 30, 1994, respectively.

Presentation
       Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
       The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional revenues are derived from other sources such as on-screen advertising and license fees from video games in theatre lobbies. The Company's principal costs of operations are film rentals, concession merchandise and other expenses such as advertising, payroll, occupancy costs and insurance. Set forth below is a summary of operating revenues for the thirteen week periods ended June 29, 1995, and June 30, 1994.

                                          Thirteen            Thirteen
                                        Weeks Ended         Weeks Ended
                                           % of Total           % of Total
                                       6/29/95  Revenues   6/30/94   Revenues
                                             (Dollars in thousands)
Revenues
 Admissions                         $101,928     66.3%  $ 84,880      66.1%
 Concessions                          46,181     30.0     38,929      30.3
 Other                                 5,701      3.7      4,672       3.6

 Total                              $153,810    100.0%  $128,481     100.0%

Cost of Operations
 Film rental                        $ 51,468     33.5%  $ 40,284      31.3%
 Concession merchandise                7,761      5.0      6,518       5.1
 Other                                60,772     39.5     54,633      42.5

 Total                              $120,001     78.0%  $101,435      78.9%


Operating Results
        Total revenues for the thirteen weeks ended June 29, 1995, increased 19.7%, or $25,329,000, to $153,810,000 compared to $128,481,000 for the thirteen weeks ended June 30, 1994. Admissions revenues increased by 20.1% due to a 13.9% increase in attendance and a 5.5% increase in average ticket prices. The increase in attendance resulted from the popularity of films released during the period and the net addition of 43 screens since the first quarter of fiscal 1995. Concessions revenues and average concessions per patron increased by 18.6% and 4.2%, respectively, during the current period. The increase in concession revenue was primarily attributable to the attendance increase.

        Total cost of operations increased 18.3%, or $18,566,000, during the thirteen weeks ended June 30, 1995, to $120,001,000 from $101,435,000 for the thirteen weeks ended June 30, 1994. As a percentage of total revenues, cost of operations was 78.0% for the first quarter of fiscal
1996 compared to 78.9% for the same period in the prior year. Film rentals expense increased 27.8% due to higher attendance levels and a 3.0% increase in the percentage of admissions paid to film distributors. Other costs of operations increased 12.1% from the same period in the prior year due to increases in payroll, concession merchandise and other theatre operating expenses required to support the increase in admissions and concessions revenue and from the higher number of screens in operation.

        Depreciation and amortization increased 19.3% from $8,360,000 to $9,972,000 for the current quarter. This increase resulted primarily from the reduction, effective December 30, 1994, in the estimated lives of lease rights and location premiums on certain smaller theatres to correspond to the base terms of the theatre leases.

        General and administrative expenses increased 6.3%, or $603,000, from $9,620,000 for the thirteen weeks ended June 30, 1994, to $10,223,000 for the current period. The increase in general and administrative expenses is primarily attributable to costs associated with the Company s development of theatres in the United States and certain international markets. As a percentage of total revenues, general and administrative expenses decreased from 7.5% to 6.6%.

        Interest expense decreased $651,000, or 7.3%, to $8,309,000 for the first quarter of fiscal 1996 from $8,960,000 for same period in the prior year. The decrease in interest expense resulted from higher amounts of capitalized interest from increased construction activities.

        Investment income decreased 13.1% during the thirteen weeks ended June 29, 1995, due to a gain of $841,000 recorded in the first quarter of the prior year from the sale of stock of TPI Enterprises, Inc., offset by an increase of $551,000 in interest income during the current period.

        For the thirteen weeks ended June 29, 1995, the Company recorded net earnings of $4,416,000, a 181.1% increase from net earnings of $1,571,000 for the thirteen weeks ended June 30, 1994. Net earnings per common share, after deducting $1,750,000 of preferred dividends, was $.16 compared to a net loss of $.01 for the same period in the prior year.

Liquidity and Capital Resources
        The Company's revenues are collected in cash, principally through box office admissions and theatre concession sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admission revenues. The Company is only occasionally required to make advance payments or non-refundable guarantees of film rentals.

        In addition to cash equivalents and short-term investments totaling $153,020,000 as of June 29, 1995, the Company had available to it the total commitment amount under its $40,000,000 Credit Facility. The
Company has not utilized the Credit Facility during the last twelve months and does not anticipate that it will need to do so.

        The Credit Facility agreement and the Indentures to the Company's Senior and Senior Subordinated Notes contain covenants that limit the Company's capital expenditures to $100,000,000 per year and restrict the Company's ability to pay dividends. Additionally, other covenants impose limitations on the creation of liens, a change of control, transactions with affiliates, mergers and investments. The Company does not anticipate that any such covenants will materially impede its operations. However, given that the Company's expansion program has increased the rate of capital spending, the amount available for payment of dividends under the Indentures may be reduced in the future. The Company is considering various alternatives that would allow it to maintain its ability to pay dividends on the Cumulative Convertible Preferred Stock and continue its increased rate of capital spending.

        For the thirteen weeks ended June 29, 1995, the Company had capital expenditures of $21,210,000, primarily for the development of new theatres and the addition of screens at existing locations, and anticipates that total capital expenditures will be approximately $100 million in fiscal 1996, excluding property under capital lease obligations. Included in the fiscal 1996 capital expenditures estimate are the costs to convert substantially all of the Company s auditoriums to digital sound, which may total $50 million over the next three years. The Company believes that cash generated from operations, cash on hand and short-term investments will be sufficient to fund operating results and planned capital expenditures for at least the next twelve months.

        During the first quarter of fiscal 1996, the Company opened an owned theatre with 24 screens resulting in a circuit total of 1,656 screens in 234 theatres as of June 29, 1995. In addition, the Company has under construction one fee basis theatre with 16 screens, five new leased theatre locations totaling 83 screens and additions to existing theatres for 24 new screens. The Company anticipates that approximately 200 or more new domestic and international screens will be opened or under construction by the end of the fiscal year.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      11.  Statement Regarding Computation of Per Share Earnings

      27.  Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed or required to be filed for the thirteen weeks ended June 29, 1995.

EXHIBIT 11.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
          STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
                 (in thousands, except per share amounts)

                                                              Thirteen
                                                             Weeks Ended
                                                         June 29,June 30,
                                                           1995    1994
PRIMARY EARNINGS PER SHARE:

Net earnings                                          $  4,416 $  1,571
Preferred dividends                                     (1,750)  (1,750)

Net earnings for common shares                        $  2,666    $(179)

Average shares for primary earnings per share:
  Weighted average number of shares outstanding         16,468   16,442
  Stock options whose effect is dilutive                   193        -

  Total shares outstanding                              16,661   16,442

Primary earnings per share                                $0.16 $   (0.01)



FULLY DILUTED EARNINGS PER SHARE:

Net earnings                                          $  4,416 $  1,571
Preferred dividends                                     (1,750)  (1,750)

Net earnings for common shares                        $  2,666    $(179)

Average shares for fully diluted earnings per share:
  Weighted average number of shares outstanding         16,468   16,442
  Stock options whose effect is dilutive                   262        -
  Shares issuable upon conversion of preferred stock    n/a (1)    n/a (1)

  Total shares outstanding                              16,730   16,442

Fully diluted earnings per share, including
 conversion shares                                       $ 0.16  $(0.01)


(1)Shares from conversion of preferred stock are excluded from the fully diluted earnings per share calculation because they are anti-dilutive.

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

Filed with EDGAR


                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMC ENTERTAINMENT INC.




Date:  August 1, 1995                \s\Peter Brown
                                     Peter C. Brown
                                     Executive Vice President and
                                     Chief Financial Officer




Date:  August 1, 1995                \s\Richard L. Obert
                                     Richard L. Obert
                                     Vice President and
                                     Chief Accounting Officer