Form 10-Q
period 1995-09-28
AMC ENTERTAINMENT INC
filed 1995-10-27
CIK 722077

October 27, 1995


Enclosed for filing under Sections 13 or 15d of the Securities Act of 1934 is the copy of the Form 10-Q Twenty-six weeks ended September 28, 1995 for AMC Entertainment Inc.


Sincerly



Gail P. McClenton

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 1995

                                   or

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

YesxNo ________

                                                        Number of Shares
Title of Each Class of Common Stock                    Outstanding as of
                                                       September 28, 1995

Common Stock, 66 2/3 cents par value                       5,388,880

Class B Stock, 66 2/3 cents par value                     11,157,000

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES


                                   INDEX
                                                          Page Number

PART I.          FINANCIAL INFORMATION

  ITEM 1.        FINANCIAL STATEMENTS
                 Consolidated Statements of Operations         3
                 Consolidated Balance Sheets                   4
                 Consolidated Statements of Cash Flows         5
                 Note to Consolidated Financial Statements     7
  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF  FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                8

PART II.         OTHER INFORMATION

  ITEM 1.        LEGAL PROCEEDINGS                             11
  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K              12

                 SIGNATURES                                    13

AMC ENTERTAINMENT INC. AND    SUBSIDIARIES
CONSOLIDATED STATEMENTS OF     OPERATIONS
(in thousands, except per s   hare amounts)

                             Thirteen                Twenty-six
                            Weeks Ended              Weeks Ended
                                 9/28/95     9/29/94     9/28/95    9/29/94
                                      (Unaudited)           (Unaudited)
Revenues
 Admissions                  $121,865     $108,347    $223,793   $193,227
 Concessions                   56,658       50,577     102,839     89,506
 Other                          6,543        5,667      12,244     10,339

 Total revenues               185,066      164,591     338,876    293,072

Expenses
 Film rentals                  63,825       58,350     115,293     98,634
 Concession merchandise         9,074        7,493      16,835     14,011
 Other                         63,984       59,996     124,756    114,629

 Total cost of operations     136,883      125,839     256,884    227,274

 Depreciation and
  amortization                 10,471        9,801      20,443     18,161
 General and administrative
  expenses                     13,695        9,983      23,918     19,603

 Total expenses               161,049      145,623     301,245    265,038

 Operating income              24,017       18,968      37,631     28,034

Other expense (income)
  Interest expense
Corporate borrowings            5,599        6,458      11,145     12,623
Capitalized leases              2,719        2,863       5,482      5,658
  Investment income            (2,440)      (2,954)     (4,666)    (5,517)
  Loss on disposition
   of assets                      123           77         138         75

Earnings before income
  taxes                        18,016       12,524      25,532     15,195
Income tax provision            7,400        5,100      10,500      6,200

Net earnings                 $ 10,616     $  7,424    $ 15,032   $  8,995

Preferred dividends             1,750        1,750       3,500      3,500

Net earnings for common
  shares                     $  8,866     $  5,674    $ 11,532   $  5,495
Earnings per share:

  Primary                     $   .53       $  .34      $  .69     $  .33

  Fully diluted               $   .45       $  .32      $  .63     $  .33

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                                    September 28,    March 30,
                                                         1995           1995
                                                      (Unaudited)
                                   ASSETS
Current assets:
 Cash and equivalents                                  $ 26,399    $ 71,233
 Investments                                            109,192      69,144
 Receivables, net of allowance for
  doubtful accounts of
  $1,569 as of September 28, 1995,
  and $1,529 as of March 30, 1995                        11,830       8,572
 Other current assets                                    12,347      12,069

 Total current assets                                   159,768     161,018

Property, net                                           299,564     279,904
Intangible assets, net                                   40,574      42,926
Other long-term assets                                   39,959      38,306

 Total assets                                          $539,865    $522,154

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 29,840    $ 29,047
 Accrued expenses and other liabilities                  40,478      33,794
 Current maturities of corporate borrowings
  and capital lease obligations                           2,758       2,516

 Total current liabilities                               73,076      65,357

Corporate borrowings                                    200,216     200,183
Capital lease obligations                                60,525      64,805
Other long-term liabilities                              36,250      34,421

   Total liabilities                                    370,067     364,766

Stockholders' equity:
 Cumulative Convertible Preferred Stock;
  4,000,000 shares
   issued and outstanding
 (aggregate liquidation preference
   of $100,000)                                           2,667       2,667
 Common Stock; 5,388,880 shares issued
  and outstanding as
  of September 28, 1995,
  and 5,306,380 shares as of March 30, 1995               3,593       3,538
 Convertible Class B Stock; 11,157,000 shares
  issued and outstanding                                  7,438       7,438
 Additional paid-in capital                             107,986     107,163
 Retained earnings                                       48,114      36,582

  Total stockholders' equity                            169,798     157,388

 Total liabilities and stockholders' equity            $539,865    $522,154

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                             Twenty-six
                                                             Weeks Ended
                                                        9/28/95     9/29/94
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $ 15,032    $  8,995
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
Depreciation and amortization - property                16,083      14,743
                          - other long-term assets       4,360       3,418
Gain on sale of available for sale investments               -      (1,407)
Loss on sale of other long-term assets                     138          75
Change in assets and liabilities:
   Receivables                                          (3,258)        153
   Other current assets                                   (278)     (3,602)
   Accounts payable                                        793      (1,450)
   Accrued expenses and other liabilities                7,916      (7,230)
Other, net                                               2,424        (426)

 Total adjustments                                      28,178       4,274

  Net cash provided by operating activities             43,210      13,269

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (42,155)    (21,305)
  Purchases of available for sale investments         (344,699)   (157,028)
  Proceeds from maturities of available for
   sale investments                                    304,651     148,871
  Proceeds from sales of available for sale
   investments                                               -      11,689
  Proceeds from disposition of other
   long-term assets                                        719          30
  Other, net                                            (2,685)     (1,381)

  Net cash used in investing activities                (84,169)    (19,124)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital
   lease obligations                                    (1,235)     (1,059)
  Other repayments                                         (18)        (17)
  Proceeds from exercise of stock options                  878         203
  Dividends paid on preferred stock                     (3,500)     (3,733)

  Net cash used in financing activities                 (3,875)     (4,606)

NET DECREASE IN CASH AND EQUIVALENTS                   (44,834)    (10,461)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             71,233      32,319

CASH AND EQUIVALENTS AT END OF PERIOD                 $ 26,399    $ 21,858

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Unaudited):



        During the twenty-six weeks ended September 28, 1995, the Company executed a new lease agreement in connection with the expansion of an existing theatre. Based on the terms of the new agreement, the lease has been classified as an operating lease and accordingly, the capital lease obligation of $2,805 related to the previous agreement was removed from the consolidated balance sheet.

        During the twenty-six weeks ended September 29, 1994, a capital lease obligation of $1,363 was incurred in connection with property acquired.



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                             Twenty-six
                                                             Weeks Ended
                                                         9/28/95      9/29/94
                                                             (Unaudited)

Cash paid during the period for:

 Interest (net of amounts capitalized
  of $1,264 and $218)                                  $ 17,264    $ 18,262
 Income taxes                                             5,802      11,760

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 28, 1995
(Unaudited)

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres.

         The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 30, 1995. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 28, 1995, are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 1996.

Earnings Per Share
         Primary earnings per share is computed by dividing net earnings for common shares by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. The average shares used in the computations were 16,822,000 and 16,742,000 for the thirteen and twenty-six weeks ended September 28, 1995, respectively, and were 16,632,000 and 16,537,000 for the thirteen and
twenty-six weeks ended September 29, 1994, respectively.   On a fully
diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the Cumulative Convertible Preferred Stock, if dilutive. The average shares used in the computations were 23,763,000 and 23,731,000 for the thirteen and twenty-six weeks ended September 28, 1995, respectively, and were 23,731,000 and 16,537,000 for the thirteen and twenty-six weeks ended September 29, 1994, respectively.

Presentation
         Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
         The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional revenues are derived from other sources such as on-screen advertising and license fees from video games in theatre lobbies. The Company's principal costs of operations are film rentals, concession merchandise and other expenses such as advertising, payroll, occupancy costs and insurance. Set forth below is a summary of operating revenues for the thirteen and twenty-six week periods ended September 28, 1995, and September 29, 1994.

                     Thirteen        Thirteen      Twenty-six    Twenty-six
                    Weeks Ended    Weeks Ended     Weeks Ended   Weeks Ended
                                    % of Total          % of Total          % of Total % of Total
                            9/28/95 Revenues  9/29/94   Revenues  9/28/95   Revenues   9/29/94 Revenues
                                                         (Dollars in thousands)
Revenues
 Admissions                $121,865    65.9%  $108,347     65.8%  $223,793    66.0%   $193,227    65.9%
 Concessions                 56,658    30.6     50,577     30.7    102,839    30.4      89,506    30.6
 Other                        6,543     3.5      5,667      3.5     12,244     3.6      10,339     3.5

 Total                     $185,066   100.0%  $164,591    100.0%  $338,876   100.0%   $293,072   100.0%

Cost of Operations
 Film rental               $ 63,825    34.5%  $ 58,350     35.4%  $115,293    34.0%   $ 98,634    33.6%
 Concession merchandise       9,074     4.9      7,493      4.6     16,835     5.0      14,011     4.8
 Other                       63,984    34.6     59,996     36.5    124,756    36.8     114,629    39.1

 Total                     $136,883    74.0%  $125,839     76.5%  $256,884    75.8%   $227,274    77.5%
/TABLE

Operating Results

  Twenty-six Weeks Ended September 28, 1995, and September 29, 1994
        Total revenues for the twenty-six weeks ended September 28, 1995, increased 15.6%, or $45,804,000, to $338,876,000 compared to $293,072,000 for the twenty-six weeks ended September 29, 1994. Admissions revenues increased by 15.8% due to a 10.2% increase in attendance and a 5.0% increase in average ticket prices. The increase in attendance resulted from the popularity of films released during the period and the net addition of 18 screens since the second quarter of fiscal 1995 at higher performing locations. Attendance during the prior year was impacted by a dispute with a major distributor over film terms, which resulted in the Company licensing a smaller number of runs per film from that distributor. During the current period, the Company licensed what it considers to be a more acceptable number of runs per film from that distributor. Concessions revenues and average concessions per patron increased by 14.9% and 4.8%, respectively, during the current period. The increase in concession revenue was primarily attributable to the attendance increase.

        Total cost of operations increased 13.0%, or $29,610,000, during the twenty-six weeks ended September 28, 1995, to $256,884,000 from $227,274,000 for the twenty-six weeks ended September 29, 1994. As a percentage of total revenues, cost of operations was 75.8% for the twenty-six weeks ended September 28, 1995, compared to 77.5% for the same period in the prior year. Film rentals expense increased 16.9% due to higher attendance levels and a 0.5% increase in the percentage of admissions paid to film distributors. Concession and other costs of operations increased 10.1% from the same period in the prior year due to increases in payroll, concession merchandise and other theatre operating expenses required to support the increase in admissions and concessions revenues and from the higher number of screens in operation.

        Depreciation and amortization increased 12.6% from $18,161,000 to $20,443,000 for the twenty-six weeks ended September 28, 1995. This increase resulted primarily from the reduction, effective December 30, 1994, in the estimated lives of lease rights and location premiums on certain smaller theatres to correspond to the base terms of the theatre leases.

        General and administrative expenses increased 22.0%, or $4,315,000, from $19,603,000 for the twenty-six weeks ended September 29, 1994, to $23,918,000 for the current year. The increase in general and administrative expenses is primarily attributable to costs associated with the Company's development of theatres in the United States and certain international markets, additional payroll and bonus expenses and severance payments for two former executive officers. As a percentage of total revenues, general and administrative expenses increased from 6.7% to 7.1%.

        Interest expense decreased $1,654,000, or 9.0%, to $16,627,000 for the twenty-six weeks ended September 28, 1995, from $18,281,000 for same period in the prior year. The decrease in interest expense resulted from higher amounts of capitalized interest from increased construction activities.

        Investment income decreased 15.4%, or $851,000, during the twenty-six weeks ended September 28, 1995, due primarily to a net gain of $1,407,000 recorded in the prior year from the sales of stock of TPI Enterprises, Inc. and AmeriHealth, Inc., offset by an increase of $814,000 in interest income during the current year.

        For the twenty-six weeks ended September 28, 1995, the Company recorded net earnings of $15,032,000, a 67.1% increase from net earnings of $8,995,000 for the twenty-six weeks ended September 29, 1994. Net earnings per common share, after deducting $3,500,000 of preferred dividends, was $.69 compared to $.33 for the same period in the prior year.

  Thirteen Weeks Ended September 28, 1995, and September 29, 1994
       Total revenues for the thirteen weeks ended September 28, 1995, increased 12.4%, or $20,475,000, to $185,066,000 compared to $164,591,000 for the thirteen weeks ended September 29, 1994. Admissions revenues increased by 12.5% due to a 7.4% increase in attendance and a 4.7% increase in average ticket prices. The increase in attendance resulted from the popularity of films released during the period and from a higher average number of screens in operation. Attendance during the same period in the prior year was impacted by a dispute with a major distributor over film terms, which resulted in the Company licensing a smaller number of runs per
film from that distributor.   During the current period, the Company
licensed what it considers to be a more acceptable number of runs per film from that distributor. Concessions revenues and average concessions per patron increased by 12.0% and 4.2%, respectively, during the current period. The increase in concession revenue was primarily attributable to the attendance increase.

       Total cost of operations increased 8.8% or $11,044,000, during the thirteen weeks ended September 28, 1995, to $136,883,000 from $125,839,000 for the thirteen weeks ended September 29, 1994. As a percentage of total revenues, cost of operations was 74.0% for the second quarter of fiscal 1996 compared to 76.5% for the same period in the prior year. Film rentals expense increased 9.4% due to higher attendance levels offset by a 1.5% decrease in the percentage of admissions paid to film distributors. Concession and other costs of operations increased 8.3% from the same period in the prior year due to increases in payroll, concession merchandise and occupancy costs.

       General and administrative expenses increased 37.2%, or $3,712,000, from $9,983,000 for the thirteen weeks ended September 29, 1994, to $13,695,000 for the current period. The increase in general and administrative expenses is primarily attributable to costs associated with the Company s plans to significantly increase its theatre circuit, additional payroll and bonus expenses and severance payments for two former executive officers. As a percentage of total revenues, general and administrative expenses increased from 6.1% to 7.4%.

       Interest expense decreased $1,003,000, or 10.8%, to $8,318,000 for the second quarter of fiscal 1996 from $9,321,000 for the same period in the prior year. The decrease in interest expense resulted from higher amounts of capitalized interest from increased construction activities.

       Investment income decreased 17.4%, or $514,000 during the thirteen weeks ended September 28, 1995, due primarily to a net gain of $475,000 recorded in the second quarter of the prior year from the sale of stock of AmeriHealth, Inc.

       For the thirteen weeks ended September 28, 1995, the Company recorded net earnings of $10,616,000, a 43.0% increase from net earnings of $7,424,000 for the thirteen weeks ended September 29, 1994. Net earnings per common share, after deducting $1,750,000 of preferred dividends, was $.53 compared to $.34 for the same period in the prior year.

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

       In addition to cash equivalents and short-term investments totaling $135,591,000 as of September 28, 1995, the Company had available to it the total commitment amount under its $40,000,000 Credit Facility. The Company has not utilized the Credit Facility during the last twelve months and does not anticipate that it will need to do so.

       The Credit Facility agreement and the Indentures to the Company's Senior and Senior Subordinated Notes contain covenants that limit the Company's capital expenditures to $100,000,000 per year and restrict the Company's ability to pay dividends. Additionally, other covenants impose limitations on the creation of liens, a change of control, transactions with affiliates, mergers and investments. The Company does not anticipate that any such covenants will materially impede its operations. However, given that the Company's expansion program has increased the rate of capital spending, the amount available for payment of dividends under the Indentures may be reduced in the future. The Company is currently reviewing various alternatives that would allow it to maintain its ability to pay dividends on the Cumulative Convertible Preferred Stock and continue its increased rate of capital spending.

       For the twenty-six weeks ended September 28, 1995, the Company had capital expenditures of $42,155,000, primarily for the development of new theatres and the addition of screens at existing locations, and anticipates that total capital expenditures will be approximately $100 million for fiscal 1996, excluding property under capital lease obligations. The Company believes that cash generated from operations, cash on hand and short-term investments will be sufficient to fund operating results and planned capital expenditures for at least the next twelve months.

       During the current fiscal year, the Company opened one owned theatre with 24 screens, added 10 screens at existing leased theatres and closed three leased theatres with 14 screens resulting in a circuit total of 1,652 screens in 231 theatres as of September 28, 1995. In addition, the Company has under construction one fee basis theatre with 16 screens, 10 new leased theatre locations totaling 161 screens and additions to existing theatres for 50 new screens.


                                  PART II.

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      10.1. Agreement and General Release between Edward D. Durwood and American Multi-Cinema, Inc.

      10.2. Agreement and General Release between Donald P. Harris and American Multi-Cinema, Inc.

      11.    Statement Regarding Computation of Per Share Earnings

      27.    Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed or required to be filed for the thirteen weeks ended September 28, 1995.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 AMC ENTERTAINMENT INC.




Date:  October 27, 1995               /s/ Peter C. Brown
                                      Peter C. Brown
                                      Executive Vice President and
                                      Chief Financial Officer




Date:  October 27, 1995               /s/ Richard L. Obert
                                      Richard L. Obert
                                      Vice President and
                                      Chief Accounting Officer

EXHIBIT 10.1.
                        AGREEMENT AND GENERAL RELEASE
      THIS AGREEMENT AND GENERAL RELEASE (hereinafter "Agreement") is made and entered into by and between EDWARD D. DURWOOD (hereinafter "Durwood") and AMERICAN MULTI-CINEMA, INC., its direct and indirect subsidiaries, its parent corporation, AMC Entertainment Inc., and National Cinema Network, Inc. (hereinafter collectively referred to as AMC Companies).
                                   RECITALS
A WHEREAS, Durwood and AMC Companies have mutually agreed that Durwood will no longer be employed with AMC Companies nor maintain a position on the Board of Directors of AMC Companies as of October 5, 1995; and
B WHEREAS, AMC Companies wish to resolve any and all differences Durwood may have as against AMC Companies, if any, including but not limited to differences that could or might arise out of Durwood's employment with AMC Companies and/or the cessation thereof.
      NOW, THEREFORE, in consideration of the premises and mutual promises herein contained, it is agreed as follows:
                                  AGREEMENTS
      1 Separation of Employment. Durwood, by signing this Agreement, terminates his employment with AMC Companies effective October 5, 1995.
      2    Benefits.  AMC Companies agree to pay to Durwood:
            (a) one lump sum of $498,398.00, representing severance approximately equivalent to 24 months' salary, less deductions required to be withheld by law for applicable taxes; and
            (b) $24,609.45, representing payment for accrued vacation, less deductions required to be withheld by law for applicable taxes.
      3 Representations and Warranties. Durwood agrees that: (1) he is due no further compensation, benefits or vacation pay by AMC Companies; and (2) he will not accrue any benefits after October 1, 1995.
      4 Confidentiality of Existence and Terms of Agreement. Durwood represents and agrees that he will keep the existence and all of the terms of this Agreement strictly confidential, and that he will not disclose any information concerning this Agreement or its existence or terms to anyone, including but not limited to any past, present and future employees of AMC Companies, without first obtaining the express written consent of AMC Companies.
      Without breaching this confidentiality provision, Durwood may provide information with respect to the amount of settlement to his spouse, his attorney and his professional tax preparer in connection with the preparation of his tax return, provided that such persons agree not to disclose such matters to any other persons or entities. Durwood and AMC Companies also understand and acknowledge that either of them may be required by law to disclose information concerning this Agreement or its existence or terms. If any third party subpoenas this Agreement or seeks a copy of this Agreement through any legal procedure, Durwood shall notify in writing R. F. Beagle, General Counsel for AMC Companies, at the address in paragraph 19 herein, within three days of the receipt of such subpoena or other court order.
      5 Return of AMC Companies' Materials and Property. Durwood understands and agrees that on or before October 5, 1995, he will immediately turn over to AMC Companies all originals and all copies of all lists, files, memoranda, records, reports, credit cards, policies, handbooks, physical or personal property, and other documents or information, whether tangible, on computer or otherwise, which Durwood received from AMC Companies which is the property of AMC Companies or which Durwood prepared, copied or caused to be prepared or copied, or otherwise received in connection with his employment with AMC Companies.
            (a) Packard Bell Home Computer. Durwood may, without violating paragraph 5 above, purchase the Packard Bell computer presently maintained in his home from AMC Companies for book value, $1,863.33, by writing a check to AMC Companies in that amount on or before October 5, 1995. Durwood agrees to remove any files pertaining to AMC Companies and to comply with the confidentiality provisions set forth herein with respect to the computer and files in all respects.
      6 Confidential Business Information. Durwood acknowledges that he knows and in the future may know information relating to AMC Companies and their respective operations that is confidential and/or a trade secret. Such information includes information, whether obtained in writing, in conversation, or otherwise, concerning corporate strategy, intent and plans, business operations, financing, pricing, costs, budgets, equipment, potential locations of new screens, the status, scope and terms of pending negotiations, transactions, the terms of existing or proposed leases, contracts and obligations, and corporate and financial reports. Such confidential and/or trade secret information does not, however, include information in the public domain unless Durwood has, without authority, made it public. Durwood agrees: (a) not to disclose such information to anyone; (b) to keep such information confidential; (c) to take appropriate precautions to maintain the confidentiality of such information; and (d) not to use such information for personal benefit or the benefit of any competitor of AMC Companies or any other person.
      7     Non-Competition.
            (a) For a period of one (1) year after October 5, 1995, Durwood covenants and agrees that he will not, directly or indirectly, either individually or jointly or on behalf of or in concert with any other person or entity, as a proprietor, partner, shareholder, director, officer, employee, agent, consultant or in any other capacity or manner whatsoever, engage in any business activity competitive with the motion picture exhibition business of AMC Companies, including but not limited to site selection, lease and contract negotiations, and coordination of the execution of leases and other Agreements for the operation of motion picture theatres. For a period of one year after October 5, 1995, Durwood covenants and agrees that he will not, directly or indirectly, either individually or jointly or on behalf of or in concert with any other person or entity, as a proprietor, partner, shareholder, director, officer, employee, agent, consultant or in any other capacity or manner whatsoever, compete with AMC Companies for the acquisition or leasing of sites recommended to AMC Companies.
            (b) The parties acknowledge that irreparable damage will result to AMC Companies from any violation of paragraph 7(a) by Durwood. The parties expressly agree that, in addition to any and all remedies available to AMC Companies for any such violation, AMC Companies shall have the remedy of restraining order and injunction and any such equitable relief as may be declared or issued by a court to enforce the provisions of paragraph 7(a) and Durwood agrees not to claim in any such equitable proceeding that a remedy at law is available to AMC Companies. Notwithstanding anything contained herein to the contrary and if, and only if, any provision of the type contained in paragraph 7(a) is enforceable in the jurisdiction in question, if any one or more of the provisions contained in paragraph 7(a) shall for any reason be held to be excessively broad as to duration, geographical scope, activity or subject, such provision shall be construed by limiting and reducing it so as to be enforceable to the extent compatible with the applicable law in such jurisdiction as it shall then appear.
      8 Non-Interference with Employment Relationships Between AMC Companies and its Employees. Durwood agrees that for a period of two years from October 5, 1995, he will not (a) solicit, entice, or otherwise induce any employee of AMC Companies to leave the employ of AMC Companies for any reason whatsoever;
            (b) directly or indirectly aid, assist or abet any other person or entity in soliciting, enticing or inducing any employee of AMC Companies to leave their employ or in hiring any employee of AMC Companies; or (c) interfere with any contractual or other business relationship or expectancy between AMC Companies and its employees.
      9 Non-Disparagement. AMC Companies agrees not to disparage or portray Durwood in a negative light, and Durwood agrees not to disparage or portray AMC Companies, their respective owners, stockholders, agents, trustees, directors, officers, partners, employees, representatives or attorneys, in a negative light.
      10    Release.
            (a) As a material inducement to AMC Companies to enter into this Agreement, Durwood, for himself and for each of his heirs, executors, administrators and assigns, hereby irrevocably and unconditionally releases, acquits and forever discharges AMC Companies (as defined on page 1 of this Agreement) and each of AMC Companies' respective owners, stockholders, agents, trustees, directors, officers, partners, employees, representatives and attorneys; and all persons acting by, through, under or in concert with any of them (collectively "Releasees"), from any and all charges, complaints, claims, liabilities, obligations, promises, Agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected, including, but not limited to, rights arising out of alleged violations of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, or any legal restrictions on Releasees' rights to terminate employees, or any federal, state or other governmental statute, regulation, or ordinance, or any tort, including, without limitation:
                 (1) Title VII of Civil Rights Act of 1964 (race, color, religion, sex and national origin discrimination); (2) 42 U.S.C. 1981 (discrimination); (3) the Age
                 Discrimination in Employment Act of 1967 (age discrimination); (4) 29 U.S.C. 209(d)(1) (equal pay);
                 (5) the Americans with Disabilities Act (disabilities);
                 (6) the Employment Retirement Income Security Act of
                 1974, 29 U.S.C. 1001 et seq.; and (7) any other common law or statutory claim; ("Claim" or "Claims") which Durwood has or claims to have against each or any of the Releasees.
            (b) (i) AMC Companies hereby irrevocably and unconditionally release, acquit and forever discharge Durwood from any and all charges, complaints, claims, liabilities, obligations, promises, Agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected, including, but not limited to, rights arising out of alleged violations of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, any federal, state or other governmental statute, regulation, or ordinance, or any tort with the exception of the proviso set forth in paragraph 10(b)(ii) below.
                 (ii) Notwithstanding any provision in this Agreement to the contrary, Durwood is not released from claims asserted in the stockholders' derivative action styled In re AMC Entertainment, Inc. Cons. Shareholders Litigation, Del. Ch., C.A. No. 12855.
      11 Indemnification. As a further material inducement to AMC Companies to enter into this Agreement, Durwood hereby agrees to indemnify and hold each and all of the Releasees harmless from and against any and all loss, costs, damages, or expenses, including, without limitation, attorneys' fees incurred by Releasees, or any of them, arising out of any breach of this Agreement by Durwood or the fact that any representation made herein by Durwood was false when made.
      12 Arbitration. This Agreement is made and entered into in the State of Missouri, and shall in all respects be interpreted, enforced and governed by and under the laws of the State of Missouri. Any dispute regarding any aspect of this Agreement or any act which allegedly has or would violate any provision of this Agreement ("arbitrable dispute") will be submitted to arbitration in Missouri before an experienced employment arbitrator licensed to practice law in Missouri, as the exclusive remedy for such claim or dispute. The arbitrator shall also have the authority to issue injunctive relief.
      13 Attorneys' Fees. The prevailing party in any dispute brought to enforce, interpret or apply any of the provisions of this Agreement or in any action for breach of this Agreement shall be entitled to their attorneys' fees and costs.
      14 Miscellaneous. The parties acknowledge that this termination is without cause and with the Company's consent as referred to in section 9(b) of the Stock Option Agreement dated June 26, 1993.
      15 No Representations. Durwood represents and acknowledges that in executing this Agreement, he does not rely and has not relied upon any representation or statement not set forth herein made by any of the Releasees or by any of the Releasees' agents, representatives, or attorneys with regard to the subject matter, basis or effect of this Agreement or otherwise.
      16 Sole and Entire Agreement. This Agreement sets forth the entire Agreement between the parties hereto, and fully supersedes any and all prior Agreements or understandings between the parties hereto pertaining to the subject matter hereof.
      17 Consultation with Counsel. Durwood understands and acknowledges that he has had the opportunity to consult attorneys of his own choosing prior the execution of this Agreement, that he has carefully read and fully understands all of the provisions of this Agreement, and that he is freely, knowingly and voluntarily entering into this Agreement.
      18 Period for Review and Consideration of Agreement. Durwood understands that he has been given a period of 21 days to review and consider this Agreement before signing it. Durwood further understands that he may use as much of this 21-day period as he wishes prior to signing.
      19 Durwood's Right to Revoke Agreement. Durwood may revoke this Agreement within seven days of signing it by delivering a written notice of revocation to R. F. Beagle, Gage & Tucker, L.C., 2345 Grand Blvd., Kansas City, Missouri 64108, no later than 5:00 p.m. on the seventh day after he signs this Agreement, and if that day should fall on a weekend or a legal holiday, no later than 5:00 p.m. on the first business day after the weekend or holiday. If Durwood revokes this Agreement, it shall not be effective or enforceable and Durwood will not receive the benefits described above. The benefits described in paragraph 2(a) above shall not be paid before the eighth day after Durwood signs this Agreement.
      20 Construction. It is agreed and understood that the general rule that ambiguities are to be construed against the drafter shall not apply to this Agreement. In the event any language or provision of this Agreement is found to be ambiguous, each party shall have an opportunity to present evidence as to the actual intent of the parties with respect to any such ambiguous language, consistent with the parole evidence rule.
      21 Severability. The provisions of this Agreement are severable, and if any part of it is found to be unenforceable, the other paragraphs shall remain fully valid and enforceable. This Agreement shall survive the termination of any arrangements contained herein.
      PLEASE READ CAREFULLY. THIS Agreement INCLUDES A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS.



                 /s/ Ed
Durwood
            Edward D. Durwood





                 AMERICAN MULTI-CINEMA, INC.
                 /s/ /S.H. Durwood

EXHIBIT 10.2.
                       AGREEMENT AND GENERAL RELEASE


         THIS AGREEMENT AND GENERAL RELEASE (hereinafter "Agreement") is made and entered into by and between DONALD P. HARRIS (hereinafter "Harris") and AMERICAN MULTI-CINEMA, INC., its predecessor and successor entities, affiliated and related entities, including, without limitation, AMC ENTERTAINMENT, INC., AMC FILM MARKETING, INC., and "AMC THEATRES," as well as their respective agents, trustees, directors, officers, employees and representatives (hereinafter collectively referred to as "AMC").

                                 RECITALS
         A. WHEREAS, Harris will voluntarily resign his employment with AMC Film Marketing, Inc. effective October 1, 1995; and

         B. WHEREAS, Harris executed and entered into that certain Promissory Note Secured by Deed of Trust dated as of January 16, 1992 (hereinafter the "Promissory Note"), pursuant to which American Multi-Cinema, Inc. loaned Harris and his spouse, Susan H. Harris, the sum of $200,000.00 and Harris and Susan Harris agreed to repay the principal sum of $200,000.00, together with interest under the terms set forth therein; and

         C. WHEREAS, AMC wishes to resolve any and all differences Harris may have as against AMC, if any, including but not limited to differences that could or might arise out of Harris' employment with AMC and/or the cessation thereof.

         NOW, THEREFORE, in consideration of the premises and mutual promises herein contained, it is agreed as follows:

                                AGREEMENTS
         1. Resignation of Employment. Harris, by signing this Agreement, voluntarily resigns his employment with AMC Film Marketing, Inc. effective October 1, 1995.

         2.   Benefits.  AMC agrees to pay to Harris:

     (a) one lump sum of $467,850.00, representing severance equivalent to 24 months' salary, less:

          (i) deductions required to be withheld by law for applicable taxes; and

          (ii) $110,249.11, representing the outstanding loan balance pursuant to the Promissory Note [$109,559.45 as of August 31, 1995].

     (b)  $26,523.29, representing payment for accrued vacation
[$24,446.29 or 23.54 days as of August 24, 1995].
         3. Representations and Warranties. Harris agrees that: (1) payment of the sum described in paragraph 2(a) is not required by AMC's policies and procedures; (2) he is due no further compensation, benefits or vacation pay by AMC; and he will not accrue any benefits after October 1, 1995.
         4. Confidentiality of Existence and Terms of Agreement. Harris represents and agrees that he will keep the existence and all of the terms of this Agreement strictly confidential, and that he will not disclose any information concerning this Agreement or its existence or terms to anyone, including but not limited to any past, present and future employees of AMC, without first obtaining the express written consent of AMC.

         Without breaching this confidentiality provision, Harris may provide information with respect to the amount of settlement to his spouse, his attorney and his professional tax preparer in connection with the preparation of his tax return, provided that such persons agree not to disclose such matters to any other persons or entities. Harris and AMC also understand and acknowledge that either of them may be required by law to disclose information concerning this Agreement or its existence or terms. If any third party subpoenas this Agreement or seeks a copy of this Agreement through any legal procedure, Harris shall notify in writing R. F. Beagle, General Counsel for AMC, at the address in paragraph 17 herein, within three days of the receipt of such subpoena or other court order.

         5. Return of AMC Materials and Property. Harris understands and agrees that on or before October 1, 1995, he will immediately turn over to AMC all originals and all copies of all lists, files, memoranda, records, reports, credit cards, policies, handbooks, physical or personal property, and other documents or information, whether tangible, on computer or otherwise, which Harris received from AMC which is the property of AMC or which Harris prepared, copied or caused to be prepared or copied, or otherwise received in connection with his employment with AMC.

         6. Confidential Business Information. Harris acknowledges that he knows and in the future will know information relating to AMC and its affiliated and related entities and their respective operations that is confidential and/or a trade secret. Such information includes information, whether obtained in writing, in conversation, or otherwise, concerning corporate strategy, intent and plans, business operations, financing, pricing, costs, budgets, equipment, potential locations of new screens, the status, scope and terms of pending negotiations, transactions, the terms of existing or proposed leases, contracts and obligations, and corporate and financial reports. Such confidential and/or trade secret information does not, however, include information in the public domain unless Harris has, without authority, made it public. Harris agrees: (a) not to disclose such information to anyone; (b) to keep such information confidential; (c) to take appropriate precautions to maintain the confidentiality of such information; and (d) not to use such information for personal benefit or the benefit of any competitor of AMC or any other person.
         7. Non-Interference with Employment Relationships Between AMC and its Employees. Harris agrees that for a period of two years from the termination of Harris' employment, he will not (a) solicit, entice, or otherwise induce any employee of AMC to leave the employ of AMC for any reason whatsoever; (b) directly or indirectly aid, assist or abet any other person or entity in soliciting, enticing or inducing any employee of AMC to leave their employ or in hiring any employee of AMC; or (c) interfere with any contractual or other business relationship or expectancy between AMC and its employees.
         8. .Complete Release. As a material inducement to AMC to enter into this Agreement, Harris, for himself and for each of his heirs, executors, administrators and assigns, hereby irrevocably and unconditionally releases, acquits and forever discharges AMC Film Marketing, Inc. and each of AMC Film Marketing Inc.'s parent companies; divisions; subsidiaries; related companies; affiliates; partnerships; as well as their respective owners, stockholders, agents, directors, officers, partners, employees, representatives and attorneys; and all persons acting by, through, under or in concert with any of them (collectively "Releasees"), or any of them, from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected, including, but not limited to, rights arising out of alleged violations of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, or any tort, or any legal restrictions on Releasees' rights to terminate employees, or any federal, state or other governmental statute, regulation, or ordinance, including, without limitation: Title VII of Civil Rights Act of 1964 (race, color, religion, sex and national origin discrimination); 42 U.S.C. 1981 (discrimination); the Age Discrimination in Employment Act of 1967 (age discrimination); 29 U.S.C.
 209(d)(1) (equal pay); the California Fair Employment and Housing Act (discrimination, including race, color, national origin, ancestry, disability, medical condition, marital status, sex or age); the Americans with Disabilities Act (disabilities); the Employment Retirement Income Security Act of 1974, 29 U.S.C. 1001 et seq.; California Labor Code
Section 1101 et seq.; and any other common law or statutory claim; ("Claim" or "Claims") which Harris has or claims to have against each or any of the Releases.

         AMC hereby irrevocably and unconditionally releases, acquits and forever discharges Harris from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred) of any nature whatsoever, known or unknown, suspected or unsuspected, including, but not limited to, rights arising out of alleged violations of any contracts, express or implied, any covenant of good faith and fair dealing, express or implied, or any tort, or any federal, state or other governmental statute, regulation, or ordinance.

         9. Knowing and Voluntary Waiver. Harris expressly waives and relinquishes all rights and benefits afforded by Section 1542 of the Civil Code of the State of California, and does so understanding and acknowledging the significance of such specific waiver of Section 1542.
Section 1542 of the Civil Code of the State of California states as follows:

          "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

Thus, notwithstanding the provisions of Section 1542, and for the purpose of implementing a full and complete release and discharge of the Releases, Harris expressly acknowledges that this Agreement is intended to include in its effect, without limitation, all claims which Harris does not know or suspect to exist in his favor at the time of execution hereof, and that this Agreement contemplates the extinguishment of any such claim or claims.

         10. Indemnification. As a further material inducement to AMC to enter into this Agreement, Harris hereby agrees to indemnify and hold each and all of the Releases harmless from and against any and all loss, costs, damages, or expenses, including, without limitation, attorneys' fees incurred by Releases, or any of them, arising out of any breach of this Agreement by Harris or the fact that any representation made herein by Harris was false when made.

         11. Arbitration. This Agreement is made and entered into in the State of California, and shall in all respects be interpreted, enforced and governed by and under the laws of the State of California. Any dispute regarding any aspect of this Agreement or any act which allegedly has or would violate any provision of this Agreement ("arbitrable dispute") will be submitted to arbitration in California before an experienced employment arbitrator licensed to practice law in California and selected in accordance with the rules of the Judicial Arbitration and Mediation Service ("JAMS"), as the exclusive remedy for such claim or dispute. The arbitrator shall also have the authority to issue injunctive relief.

         12. Attorneys' Fees. The prevailing party in any dispute brought to enforce, interpret or apply any of the provisions of this Agreement or in any action for breach of this Agreement shall be entitled to their attorneys' fees and costs.

         13. No Representations. Harris represents and acknowledges that in executing this Agreement, he does not rely and has not relied upon any representation or statement not set forth herein made by any of the Releases or by any of the Releasees' agents, representatives, or attorneys with regard to the subject matter, basis or effect of this Agreement or otherwise.

         14. Sole and Entire Agreement. This Agreement sets forth the entire agreement between the parties hereto, and fully supersedes any and all prior agreements or understandings between the parties hereto pertaining to the subject matter hereof.

         15. Consultation with Counsel. Harris understands and acknowledges that he has had the opportunity to consult attorneys of his own choosing prior the execution of this Agreement, that he has carefully read and fully understands all of the provisions of this Agreement, and that he is freely, knowingly and voluntarily entering into this Agreement.

         16. Period for Review and Consideration of Agreement. Harris understands that he has been given a period of 21 days to review and consider this Agreement before signing it. Harris further understands that he may use as much of this 21-day period as he wishes prior to signing.

         17. Harris' Right to Revoke Agreement. Harris may revoke this Agreement within seven days of signing it by delivering a written notice of revocation to R. F. Beagle, Gage & Tucker, L.C., 2345 Grand Blvd., Kansas City, Missouri 64108, no later than 5:00 p.m. on the seventh day after he signs this Agreement, and if that day should fall on a weekend or a legal holiday, no later than 5:00 p.m. on the first business day after the weekend or holiday. If Harris revokes this Agreement, it shall not be effective or enforceable and Harris will not receive the benefits described above. The benefits described in paragraph 2(a) above shall not be paid before the eighth day after Harris signs this Agreement.

         18. Construction. It is agreed and understood that the general rule that ambiguities are to be construed against the drafter shall not apply to this Agreement. In the event any language or provision of this Agreement is found to be ambiguous, each party shall have an opportunity to present evidence as to the actual intent of the parties with respect to any such ambiguous language, consistent with the parole evidence rule.

         19. Severability. The provisions of this Agreement are severable, and if any part of it is found to be unenforceable, the other paragraphs shall remain fully valid and enforceable. This Agreement shall survive the termination of any arrangements contained herein.

         PLEASE READ CAREFULLY. THIS AGREEMENT INCLUDES A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS.


                                /s/ Donald P. Harris
                                Donald P. Harris



                                AMERICAN MULTI-CINEMA, INC.
                                /s/Ed Durwood

EXHIBIT 11.

AMC ENTERTAINMENT INC      . AND SUBSIDIARIES
STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
(in thousands, except       per share amounts)

                                             Twenty-six
                                             Weeks Ended
                                               9/28/95        9/29/94
PRIMARY EARNINGS PER SHARE:

Net earnings                                         $ 15,032   $  8,995
Preferred dividends                                    (3,500)    (3,500)

Net earnings for common shares                       $ 11,532   $  5,495

Average shares for primary earnings per share:
  Weighted average number of shares outstanding        16,500     16,451
  Stock options whose effect is dilutive                  242         86

  Total shares outstanding                             16,742     16,537

Primary earnings per share                             $0.69      $0.33



FULLY DILUTED EARNINGS PER SHARE:

Net earnings                                           $ 15,032  $  8,995
Preferred dividends                                         N/A    (3,500)

Net earnings for common shares                         $ 15,032  $  5,495

Average shares for fully diluted earnings per share:
  Weighted average number of shares outstanding          16,500    16,451
  Stock options whose effect is dilutive                    335        86
  Shares issuable upon conversion of preferred stock      6,896        N/A

  Total shares outstanding                               23,731    16,537

Fully diluted earnings per share                         $ 0.63(1) $ 0.33(2)


(1)Shares from conversion of preferred stock are included in the fully diluted earnings per share calculation because they are dilutive.

(2)Shares from conversion of preferred stock are excluded from the fully diluted earnings per share calculation because they are anti-dilutive.

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

Filed with EDGAR