Form 10-Q
period 1995-12-28
AMC ENTERTAINMENT INC
filed 1996-02-02
CIK 722077

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 1995

or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes x No ________

                                                Number of Shares
Title of Each Class of Common Stock   Outstanding as of December 28, 1995

Common Stock, 66 2/3 cents par value                         5,368,380

Class B Stock, 66 2/3 cents par value                       11,157,000

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES


                                 INDEX
                                                            Page Number

PART I.       FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
              Consolidated Statements of Operations          3
              Consolidated Balance Sheets                    4
              Consolidated Statements of Cash Flows          5-6
              Notes to Consolidated Financial Statements     7-8
  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF  FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                 9-12

PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS                              12
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                           13

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K               14
              SIGNATURES                                     15

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)

                                     Thirteen               Thirty-nine
                                    Weeks Ended             Weeks Ended
                                12/28/95    12/29/94    12/28/95   12/24/94
                                      (Unaudited)          (Unaudited)
Revenues
 Admissions                     $100,944     $ 92,933   $ 324,737   $286,160
 Concessions                      45,484       41,881     148,323    131,387
 Other                             8,998        7,811      21,242     18,150

  Total revenues                 155,426      142,625     494,302    435,697

 Film rentals                     50,761       46,448     166,054    145,082
 Concession merchandise            7,731        6,458      24,566     20,469
 Other                            61,016       55,095     185,772    169,724

  Total cost of
operations                       119,508      108,001     376,392    335,275
 Depreciation and
 amortization                     10,399        8,977      30,842     27,138
 General and
 administrative expenses          10,637        9,777      34,555     29,380

  Total expenses                 140,544      126,755     441,789    391,793

  Operating income                14,882       15,870      52,513     43,904

Other expense (income)
  Interest expense
Corporate borrowings               5,259        6,066      16,404     18,689
Capitalized leases                 2,624        2,865       8,106      8,523
 Investment income                (1,958)     (2,064)      (6,624)    (7,581)
 Loss (gain) on
 disposition of assets              (159)           4         (21)        79

Earnings before income taxes
 and extraordinary item            9,116        8,999      34,648     24,194
Income tax provision               3,800        3,600      14,300      9,800

Net earnings before
 extraordinary item                5,316        5,399      20,348     14,394
Extraordinary item -
 Loss on early
 extinguishment of debt
 (net of income tax
 benefit of $13,400)             (19,350)           -     (19,350)         -

Net earnings (loss)             $(14,034)     $ 5,399       $ 998   $ 14,394
Preferred dividends                1,750        1,750       5,250      5,250
Net earnings (loss) for
 common shares                  $(15,784)      $3,649    $ (4,252)   $ 9,144
Earnings per share before
 extraordinary item:
  Primary                         $ 0.21       $  .22       $0.90      $0.55
  Fully diluted                   $ 0.21       $  .22       $0.89      $0.55

Earnings (loss) per share:
  Primary                        $  (.93)      $ 0.22     $ (0.25)     $0.55
  Fully diluted                  $  (.93)      $ 0.22     $ (0.25)     $0.55


                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)

                                                     December 28,    March 30,
                                                        1995            1995
                                                      (Unaudited)
                                  ASSETS
Current assets:
 Cash and equivalents                                    $ 22,687    $ 71,233
 Investments                                                    -      69,144
 Receivables, net of allowance
 for doubtful accounts of
  $1,659 as of December 28, 1995, and
 $1,529 as of March 30, 1995                               18,716       8,572
 Other current assets                                      21,732      12,069

  Total current assets                                     63,135     161,018

Property, net                                             321,172     279,904
Intangible assets, net                                     38,707      42,926
Other long-term assets                                     41,193      38,306

  Total assets                                           $464,207    $522,154

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $ 38,447    $ 29,047
 Accrued expenses and other liabilities                    36,288      33,794
 Current maturities of corporate
 borrowings and capital lease obligations                   2,879       2,516

  Total current liabilities                                77,614      65,357

Corporate borrowings                                      136,112     200,183
Capital lease obligations                                  59,795      64,805
Other long-term liabilities                                37,041      34,421

Total liabilities                                         310,562     364,766

Stockholders' equity:
 Cumulative Convertible Preferred Stock;
 4,000,000 shares issued and
  outstanding (aggregate liquidation
 preference of $100,000)                                    2,667       2,667
 Common Stock; 5,388,880 shares issued
 as of December 28, 1995,
  and 5,306,380 shares as of March 30, 1995                 3,593       3,538
 Convertible Class B Stock; 11,157,000
 shares issued and outstanding                              7,438       7,438
 Additional paid-in capital                               107,986     107,163
 Retained earnings                                         32,330      36,582

Less - Common Stock in treasury, at cost,                154,014      157,388
 20,500 shares as of December 28, 1995                       369            -

Total stockholders' equity                                153,645     157,388

 Total liabilities and stockholders' equity              $464,207    $522,154


                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                             Thirty-nine
                                                             Weeks Ended
                                                     December 28, December 29,
                                                        1995        1994
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                            $  998    $ 14,394
  Adjustments to reconcile net earnings to
net cash provided by operating activities:
 Depreciation and amortization - property                 24,163      22,086
 - other long-term assets                                  6,679       5,052
 Gain on sale of available for sale investments                -      (1,407)
 Loss (gain) on sale of other long-term assets               (21)         79
 Extraordinary item                                       19,350           -
 Change in assets and liabilities:
 Receivables                                             (10,144)       (111)
 Other current assets                                      3,737        (867)
 Accounts payable                                          9,400       6,879
 Accrued expenses and other liabilities                    4,517        (313)
 Other, net                                                2,887          42

  Total adjustments                                       60,568      31,440
  Net cash provided by operating activities               61,566      45,834
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (72,496)    (29,037)
  Purchases of available for sale investments           (424,134)   (254,982)
  Proceeds from maturities of available for
  sale investments                                       493,278     266,422
  Proceeds from sales of available for
  sale investments                                             -      11,689
  Proceeds from disposition of other
   long-term assets                                          949          30
  Other, net                                              (6,790)     (1,922)
  Net cash used in investing activities                   (9,193)     (7,800)
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under capital lease
   obligations                                            (1,845)     (1,583)
  Repurchase of Senior and Senior
  Subordinated Notes                                    (220,734)          -
  Other repayments                                          (398)        (25)
  Borrowings under revolving credit facility             130,000           -
  Proceeds from exercise of stock options                    878         203
  Dividends paid on preferred stock                       (5,250)     (5,483)
  Deferred financing costs and other                      (3,570)          -
  Net cash used in financing activities                 (100,919)     (6,888)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          (48,546)     31,146
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               71,233      32,319

CASH AND EQUIVALENTS AT END OF PERIOD                    $22,687    $ 63,465

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
(Unaudited):


     During the thirty-nine weeks ended December 28, 1995, the Company executed a new lease agreement in connection with the expansion of an existing theatre. Based on the terms of the new agreement, the lease has been classified as an operating lease and accordingly, the capital lease obligation of $2,805 related to the previous agreement was removed from the consolidated balance sheet.

     During the thirty-nine weeks ended December 29, 1994, a capital lease obligation of $1,363 was incurred in connection with property acquired.



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                     Thirty-nine
                                                     Weeks Ended
                                                 12/28/95     12/29/95
                                                 (Unaudited)

Cash paid during the period for:

 Interest (net of amounts capitalized
  of $2,260 and $425)                              $ 29,291     $ 21,066
 Income taxes                                         9,295       15,069