Form 10-Q/A
period 1995-12-28
AMC ENTERTAINMENT INC
filed 1996-03-20
CIK 722077

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-Q/A

                    AMENDMENT TO APPLICATION OR REPORT
               Filed pursuant to Section 12, 13 or 15(d) of
                     THE SECURITIES EXCHANGE ACT  1934


                          AMC ENTERTAINMENT INC.
          (Exact name of registrant as specified in its charter)

                              AMENDMENT NO 1

             The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report of December 28, 1995 on Form 10-Q as set forth in the pages attached hereto.

  (List all such items, financial statements, exhibits or other portions)


PART I.               FINANCIAL INFORMATION
  ITEM 1.             FINANCIAL STATEMENTS
                      Consolidated Statements of Operations
                      Consolidated Balance Sheets
                      Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements
  ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF  FINANCIAL CONDITION AND RESULTS
                       OF OPERATIONS

PART II.              OTHER INFORMATION
  ITEM 1.             LEGAL PROCEEDINGS
  ITEM 4.             SUBMISSION OF MATTERS TO A VOTE
                       OF SECURITY HOLDERS
  ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                      SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMC ENTERTAINMENT INC.


Date:  March 19, 1996                     By: /s/ Richard L. Obert
                                              Richard L. Obert
                                              Senior Vice President-
                                              Chief Accounting and
                                              Information Officer

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

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 28, 1995
                               (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

       AMC Entertainment Inc. ("AMCE"), through American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres.

       The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 30, 1995. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 28, 1995, are not necessarily indicative of the results to be expected for the fiscal year ending March 28, 1996.

       The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - EARNINGS PER SHARE

       Primary earnings per share before extraordinary item is computed by dividing net earnings before extraordinary item less preferred dividends by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. Primary earnings (loss) per share is computed by dividing net earnings for common shares by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. The average shares used in the computations were 16,902,000 and 16,795,000 for the thirteen and thirty-nine weeks ended December 28, 1995, respectively, and were 16,580,000 and 16,552,000 for the thirteen and thirty-nine weeks ended December 29, 1994, respectively. On a fully-diluted basis, net earnings before extraordinary item, net earnings and shares outstanding are adjusted to assume conversion of the Cumulative Convertible Preferred Stock, if dilutive. The average shares used in the computations were 16,939,000 and 16,922,000 for the thirteen and thirty-nine weeks ended December 28, 1995, respectively, and were 16,587,000 and 16,581,000 for the thirteen and thirty-nine weeks ended December 29, 1994, respectively.


NOTE 3 - CORPORATE BORROWINGS

       On December 28, 1995, the Company completed the repurchase of $99,383,000 of its outstanding 11 7/8% Senior Notes Due 2000 at a total price of $1,117.90 per $1,000 principal amount and $95,096,000 of its outstanding 12 5/8% Senior Subordinated Notes Due 2002 at a total price of $1,144.95 per $1,000 principal amount. In addition, the terms of the Indentures governing the remaining Senior and Senior Subordinated Notes were amended to eliminate certain restrictive covenants. Sources of funds for the redemption were cash and investments on hand and borrowings on the Company s new revolving credit facility. Premiums paid to redeem the Senior and Senior Subordinated Notes, together with the write-off of unamortized debt issue costs and other costs directly related to the debt redemptions, resulted in an extraordinary loss of $19,350,000, net of income tax benefit of $13,400,000. The extraordinary loss reduced earnings per share by $1.14 and $1.15 for the thirteen and thirty-nine weeks ended December 28, 1995, respectively.

       In connection with the redemption of Senior Notes and Senior Subordinated Notes, the Company entered into a new loan agreement to provide a revolving credit facility of up to $425 million (the "Credit Facility"). The Credit Facility will mature on December 26, 2002. The commitment thereunder will reduce by $25 million on each of September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, and by $50
million on September 30, 2002. Under the Credit Facility, the Company has the option to borrow at rates based on either the bank s base rate or LIBOR and is required to pay an annual commitment fee based on margin ratios that could result in a rate of .25% or .375% on the unused amount of the commitment. The initial borrowings under the Credit Facility were $130,000,000.

       The Credit Facility includes several financial covenants. The Company is required to maintain a maximum net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 4.50 to 1 during the first four years of the Credit Facility and a ratio of 4.0 to 1 thereafter, and a minimum cash flow coverage ratio of 1.40 to 1. In addition, the Credit Facility
i) generally limits the Company s capital expenditures and investments to $150 million, subject to certain adjustments, per year, ii) generally limits investments in entities which are unrestricted subsidiaries, are not guarantors of the Credit Facility, or are not wholly-owned subsidiaries of the Company, to $100 million in the aggregate, plus the greater of 25% of free cash flow or 50% of consolidated net income (minus 100% of consolidated net income if negative), as defined in the Credit Facility, and iii) imposes limitations on the incurrence of additional indebtedness, creation of liens, a change of control, transactions with affiliates, mergers, investments, guaranties and asset sales. As of December 28, 1995, the Company was in compliance with all financial covenants relating to the Credit Facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
       The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional revenues are derived from other sources such as on-screen advertising and license fees from video games in theatre lobbies. The Company's principal costs of operations are film rentals, concession merchandise and other expenses such as advertising, payroll, occupancy costs and insurance. Set forth below is a summary of operating revenues for the thirteen and thirty-nine week periods ended December 28, 1995, and December 29, 1994.

                             Thirteen                    Thirty-nine
                            Weeks Ended                  Weeks Ended
                           % of Total            % of Total           % of Total         % of Total
                    12/28/95  Revenues  12/29/94  Revenues   12/28/95  Revenues  12/29/94  Revenues
                                      (Dollars in thousands)
Revenues
 Admissions         $100,944     65%    $ 92,933     65%     $324,737     66%     $286,160       66%
 Concessions          45,484     29       41,881     29       148,323     30       131,387       30
 Other                 8,998      6        7,811      6        21,242      4        18,150        4

  Total             $155,426    100%    $142,625    100%     $494,302    100%     $435,697      100%

Cost of Operations
 Film rentals       $ 50,761     33%    $ 46,448     33%     $166,054     34%     $145,082       33%
 Concession
  merchandise          7,731      5        6,458      4        24,566      5        20,469        5
 Other                61,016     39       55,095     39       185,772     38       169,724       39

  Total             $119,608     77%    $108,001     76%     $376,392     77%     $335,275       77%

Operating Results

  Thirty-nine Weeks Ended December 28, 1995, and December 29, 1994
        Total revenues for the thirty-nine weeks ended December 28, 1995, increased 13.5%, or $58,605,000, to $494,302,000 compared to $435,697,000 for the thirty-nine weeks ended December 29, 1994. Admissions revenues increased by 13.5% due to a 8.3% increase in attendance and a 4.7% increase in average ticket prices. The increase in attendance resulted from the popularity of films released during the period and the net addition of 90 screens since the third quarter of fiscal 1995 at higher performing locations. Attendance during the prior year was impacted by a dispute with a major distributor over film terms, which resulted in the Company licensing a smaller number of runs per film from that distributor. During the current period, the Company licensed what it considers to be a more acceptable number of runs per film from that distributor. Concessions revenues and average concessions per patron increased by 12.9% and 4.8%, respectively, during the current period. The increase in concession revenue was primarily attributable to the attendance increase.

        Total cost of operations increased 12.3%, or $41,117,000, during the thirty-nine weeks ended December 28, 1995, to $376,392,000 from $335,275,000 for the thirty-nine weeks ended December 29, 1994. As a percentage of total revenues, cost of operations was 77% in both fiscal years. Film rentals expense increased 14.5% in the current period due to higher attendance levels and a .4% increase in the percentage of admissions paid to film distributors. Concession and other costs of operations increased 10.6% from the same period in the prior year due to increases in payroll, concession merchandise and other theatre operating expenses required to support the increase in admissions and concessions revenues and from the higher number of screens in operation.

        Depreciation and amortization increased 13.6% from $27,138,000 to $30,842,000 for the thirty-nine weeks ended December 28, 1995. This increase resulted primarily from the reduction, effective December 30, 1994, in the estimated lives of lease rights and location premiums on certain smaller theatres to correspond to the base terms of the theatre leases.

        General and administrative expenses increased 17.6%, or $5,175,000, from $29,380,000for the thirty-nine weeks ended December 29, 1994, to $34,555,000for the current year. The increase in general and administrative expenses is primarily attributable to payroll and other costs associated with the Company's development of theatres in the United States and certain international markets, additional bonus expenses related to improved profitability of the Company and severance payments for two former executive officers. As a percentage of total revenues, general and administrative expenses increased from 6.7% to 7.0%.

        Interest expense decreased $2,702,000, or 9.9%, to $24,510,000for the thirty-nine weeks ended December 28, 1995, from $27,212,000 for same period in the prior year. The decrease in interest expense resulted from higher amounts of capitalized interest from increased construction activities.

        Investment income decreased 12.6%, or $957,000, during the thirty-nine weeks ended December 28, 1995, due primarily to a net gain of $1,407,000 recorded in the prior year from the sales of stock of TPI Enterprises, Inc. and AmeriHealth, Inc. which was partially offset by an increase of $711,000 in interest income during the current year.

        For the thirty-nine weeks ended December 28, 1995, the Company recorded net earnings of $998,000, a $13,396,000 decrease from net earnings of $14,394,000 for the thirty-nine weeks ended December 29, 1994. Net earnings per common share, after deducting $5,250,000 of preferred dividends, was a loss of $.25 compared to earnings of $.55 for the same period in the prior year. The decrease in earnings is primarily due to the extraordinary loss of $19,350,000 incurred in connection with the Company's repurchase of Senior and Senior Subordinated Notes. Earnings per share before extraordinary item, after deduction of preferred dividends, was $.90 compared to $.55 for the same period in the previous year.

  Thirteen Weeks Ended December 28, 1995, and December 29, 1994
       Total revenues for the thirteen weeks ended December 28, 1995, increased 9.0%, or $12,801,000, to $155,426,000 compared to $142,625,000 for the thirteen weeks ended December 29, 1994. Admissions revenues increased by 8.6% due to a 4.1% increase in attendance and a 4.3% increase in average ticket prices. The increase in attendance resulted from the popularity of films released during the period and from a higher average number of screens in operation. Concessions revenues and average concessions per patron increased by 8.6% and 4.2%, respectively, during the current period. The increase in concession revenue was primarily attributable to the attendance increase.

       Total cost of operations increased 10.7% or $11,507,000, during the thirteen weeks ended December 28, 1995, to $119,508,000 from $108,001,000 for the thirteen weeks ended December 29, 1994. As a percentage of total revenues, cost of operations was 77% for the third quarter of fiscal 1996 compared to 76% for the same period in the prior year. Film rentals expense increased 9.3% due to higher attendance levels and a .3% increase in the percentage of admissions paid to film distributors. Concession and other costs of operations increased 11.7% from the same period in the prior year due to increases in payroll, concession merchandise and occupancy costs.

       General and administrative expenses increased 8.8%, or $860,000, from $9,777,000 for the thirteen weeks ended December 29, 1994, to $10,637,000 for the current period. The increase in general and administrative expenses is primarily attributable to payroll and other costs associated with the Company s plans to significantly increase its theatre circuit and additional bonus expenses related to improved profitability of the Company. As a percentage of total revenues, general and administrative expenses decreased from 6.9% to 6.8%.

       Interest expense decreased $1,048,000, or 11.7%, to $7,883,000 for the third quarter of fiscal 1996 from $8,931,000 for the same period in the prior year. The decrease in interest expense resulted from higher amounts of capitalized interest from increased construction activities.

       Investment income decreased 5.1%, or $106,000, during the thirteen weeks ended December 28, 1995, due primarily to a decrease in interest income of $103,000.

       For the thirteen weeks ended December 28, 1995, the Company recorded a net loss of $14,034,000, a decrease from net earnings of $5,399,000 for the thirteen weeks ended December 29, 1994. Net earnings per common share, after deducting $1,750,000 of preferred dividends, was a loss of $.93 compared to earnings of $.22 for the same period in the prior year. The decrease in earnings is primarily due to the extraordinary loss of $19,350,000 incurred in connection with the Company's repurchase of Senior and Senior Subordinated Notes. Earnings per share before extraordinary item, after deductions of preferred dividends, was $.21 compared to $.22 for the same period in the previous year.

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

       On December 28, 1995, the Company completed the redemption of substantially all of its Senior and Senior Subordinated Notes and entered into a new loan agreement (the "Refinancing Plan"). The Company redeemed $99,383,000 of its 11 7/8% Senior Notes Due 2000 at a total price of $1,117.90 per $1,000 principal amount and $95,096,000 of its outstanding 12 5/8% Senior Subordinated Notes Due 2002 at a total price of $1,144.95 per $1,000 principal amount. The Company utilized cash and investments along with borrowings of $130,000,000 under a new loan agreement to redeem the Senior and Senior Subordinated Notes. The Refinancing Plan is intended to improve the Company's financial and operating flexibility, reduce its net interest expense, extend the average life of its indebtedness and increase its available credit.

        As a part of the Refinancing Plan, the Company entered into a new loan agreement with several banks to provide a revolving credit facility of up to $425,000,000 (the "Credit Facility"). The Credit Facility matures in 2002, permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .25% or .375% on the unused portion of the commitment. As of December 28, 1995 the Company had outstanding borrowings of $130,000,000 under the Credit Facility.

       The Credit Facility contains covenants that generally limit the Company's capital expenditures and investments to $150,000,000, subject to certain adjustments, per year. Additionally, other covenants impose limitations on the incurrence of additional indebtedness, creation of liens, a change of control, transactions with affiliates, mergers, investments, guaranties and asset sales. The Company is required to maintain a maximum net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 4.50 to 1 during the first four years of the Credit Facility and a ratio of 4.0 to 1 thereafter, and a minimum cash flow coverage ratio of 1.40 to 1. The Company does not anticipate that any such covenants will materially impede its operations. The terms of the Indentures governing the remaining Senior and Senior Subordinated Notes were amended to eliminate certain restrictive covenants.

       For the thirty-nine weeks ended December 28, 1995, the Company had capital expenditures of $72,496,000, primarily for the development of new theatres and the addition of screens at existing locations. The Company anticipates that total capital expenditures will be approximately $115 million for fiscal 1996, excluding property under capital lease obligations. The Company believes that cash generated from operations, existing cash and cash equivalents and the unused commitment amount under its Credit Facility will be sufficient to fund operating results and planned capital expenditures for the next twelve months.

       During the current fiscal year, the Company opened one owned theatre with 24 screens, opened four leased theatres with 56 screens and added 36 screens at existing leased theatres. In addition, the Company closed one owned theatre with two screens and closed four leased theatres with 18 screens resulting in a circuit total of 1,726 screens in 232 theatres as of December 28, 1995. The Company has one fee basis theatre under construction with 16 screens, eight new leased theatre locations totaling 125 screens and additions to existing theatres for 18 new screens.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Stockholders on November 9, 1995.

(b)  At the meeting, the following matters were voted upon by stockholders:

      1.  The election of Directors for the upcoming year.

      2. Proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending March 28, 1996.

      3.  Proposal to approve the proposed amendments to the AMC
          Entertainment Inc. 1994 Stock Option and Incentive Plan.

      The Board of Directors of the Company is composed of five (5) members. Three (3) of the directors are elected by the holders of Class B Stock, voting as a class, and two (2) of the directors are elected by the holders of Common Stock, voting as a class.

      The following were the nominees of management voted upon and elected by the holders of the Company's Class B Stock and Common Stock as of the record date:

                 Class B Stock                 Common Stock
                 Stanley H. Durwood            Paul E. Vardeman
                 Philip M. Singleton           Charles J. Egan, Jr.
                 Peter C. Brown

      All of the shares of Class B Stock (11,157,000 shares) were voted for the nominees of management. Of the 5,388,880 shares of Common Stock outstanding as of the record date (October 6, 1995), 5,207,426 were voted; 5,082,086 votes "for" their election and 125,340 votes "against" their election.

      The total votes cast concerning the ratification of the
appointment of Coopers & Lybrand L.L.P. were as follows: 116,740,030 voted "for" and 35,136 voted "against."

      The total votes cast concerning the proposal to approve the proposed amendments to the AMC Entertainment Inc. 1994 Stock Option and Incentive Plan were as follows: 116,424,718 "for" and 352,708 "against."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    4.1.1. Credit Agreement Dated as of December 27, 1995
           Among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent, Chemical Bank, as Syndication Agent, and Bank of America National Trust and Savings Association, as Documentation Agent and Various Financial Institutions, as Lenders together with the following exhibits thereto, form of significant subsidiaries guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement

    4.1.2. Significant Subsidiary Guaranty from American Multi-Cinema, Inc., Budco Theatres, Inc.,
           Concord Cinema, Inc., AMC Realty, Inc., Conservco, Inc., AMC Canton Realty, Inc., AMC Philadelphia, Inc., and AMC Film Marketing, Inc. to The Bank of Nova Scotia, as Administrative Agent


    4.1.3. Fifth Supplemental Indenture dated December 28, 1995, respecting AMC Entertainment Inc.'s 11 7/8%
           Senior Notes due 2000.

    4.1.4. Fifth Supplemental Indenture dated December 28, 1995, respecting AMC Entertainment
           Inc.'s 12 5/8% Senior Subordinated Notes due 2002.

       11. Statements Regarding Computation of Per Share Earnings

       27. Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed for the thirteen weeks ended December 28, 1995.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date: January 31, 1996                         /s/ Peter C. Brown
                                               Peter C. Brown
                                               Executive Vice President and
                                               Chief Financial Officer



Date: January 31, 1996                         /s/ Richard L. Obert
                                               Richard L. Obert
                                               Senior Vice President-
                                               Chief Accounting and
                                               Information Officer

EXHIBIT 11.
                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
          STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
     Thirty-nine Weeks Ended December 28, 1995, and December 29, 1994
                 (in thousands, except per share amounts)

                                                   12/28/95      12/29/94

PRIMARY EARNINGS PER SHARE

Net earnings before extraordinary item              $20,348      $14,394
Extraordinary item                                  (19,350)          -

Net earnings                                            998       14,394
Preferred dividends                                  (5,250)      (5,250)

Net earnings (loss) for common shares               $(4,252)      $9,144
Average shares for primary earnings per share:
  Weighted average number of shares outstanding      16,509       16,454
  Stock options whose effect is dilutive                286           98

  Total shares outstanding                           16,795       16,552

Primary earnings per share before
 extraordinary item                                   $0.90        $0.55

Primary earnings (loss) per share                     $(.25)       $0.55

FULLY DILUTED EARNINGS PER SHARE

Net earnings before extraordinary item              $20,348      $14,394
Extraordinary item                                  (19,350)          -

Net earnings                                            998       14,394
Preferred dividends                                  (5,250)      (5,250)

Net earnings (loss) for common shares               $(4,252)      $9,144
Average shares for fully diluted
 earnings per share:
  Weighted average number of shares outstanding      16,509       16,454
  Stock options whose effect is dilutive                413          127
  Shares issuable upon conversion of
   preferred stock                                      N/A          N/A

  Total shares outstanding                           16,922       16,581
Fully diluted earnings per share
 before extraordinary item                           $0.89(1)     $0.55(1)

Fully diluted earnings (loss) per share              (0.25)(1)    $0.55(1)


(1) Shares from conversion of preferred stock are excluded from the fully diluted earnings (loss) per share calculation because they are anti-dilutive.