Form 10-K
period 1996-03-28
AMC ENTERTAINMENT INC
filed 1996-06-07
CIK 722077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       (Fee Required)
For the fiscal year ended March 28, 1996
                                 or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
        (no fee required) for the transition period from _________________ to
______________________

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

Common Stock, 66 2/3 cents par value       American Stock Exchange, Inc.
                                           Pacific Stock Exchange, Inc.
$1.75 Cumulative  Convertible
Preferred Stock, 66 2/3 cents par value    American Stock Exchange, Inc.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X                No ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [     ]

  The aggregate market value of the registrant's voting stock held by non-affiliates as of May 15, 1996 computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $75,246,596.



                                          Number of Shares
Title of Each Class of Common Stock    Outstanding as of May 15, 1996
Common Stock, 66 2/3 cents par value                    5,529,056
Class B Stock, 66 2/3 cents par value                  11,157,000

DOCUMENTS INCORPORATED BY REFERENCEPortions of the Annual Stockholders Report for the fiscal year ended March 28, 1996 (the
"Report") are incorporated by reference into Parts I and II.

               AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    1996 FORM 10-K ANNUAL REPORT

                               PART I
                                                               PAGE NUMBER

Item 1.       Business . . . . . . . . . . . . . . . . .             3
Item 2.       Properties . . . . . . . . . . . . . . . .             5
Item 3.       Legal Proceedings. . . . . . . . . . . . .             6
Item 4.       Submission of Matters to a Vote of Security Holders    7

                               PART II

Item 5.       Market for the Registrant's Common Equity and
               Related Stockholder Matters. . . . . . .              7
Item 6.       Selected Financial Data. . . . . . . . . .             7
Item 7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . .              7
Item 8.       Financial Statements and Supplementary Data            8
Item 9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure. . .              8

                              PART III

Item 10.      Directors and Executive Officers of the Registrant     8
Item 11.      Executive Compensation and Other Information . . .     11
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management . . . . . . . . . . . . .             21
Item 13.      Certain Relationships and Related Transactions         25

                               PART IV

Item 14.      Exhibits, Financial Statement Schedules and
              Reports on Form 8-K. . . . . . . . . . .               28
              Signatures . . . . . . . . . . . . . . . .             29

                               PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

AMC Entertainment Inc. ("AMCE"), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is one of the largest motion picture exhibitors in the United States in terms of the number of theatre screens operated.

AMCE's predecessor was founded in Kansas City, Missouri in 1920 by the father of Mr. Stanley H. Durwood, the current Chairman of the Board, Chief Executive Officer and President of AMCE and AMC. AMCE was incorporated under the laws of the state of Delaware on June 13, 1983 and maintains its principal executive offices located at 106 West 14th Street, Kansas City, Missouri 64105-1977. Its telephone number at such address is (816) 221-4000.

(b)  Financial Information about Industry Segments

     The Registrant operates exclusively in the motion picture exhibition industry.

(c)  Narrative Description of Business

For additional information with respect to the Registrant's business, reference is made to information contained on page 14, under the heading "AMC Theatre Locations", page 18 under the headings "Total Revenues", "Net Earnings (Loss)", "Total Assets" and "EBITDA", Notes 1 and 2 under "Notes to Consolidated Financial Statements" on pages 34 and 36, respectively, page 23 under the heading "Liquidity and Capital Resources", page 6 under the heading "Fiscal 1996 Openings" and page 10 under the heading "Fiscal 1997 Scheduled Openings" of the Report, which information is incorporated herein by reference.

General
The Company is one of the largest motion picture exhibitors in the United States based on the number of theatre screens operated. Since 1968, when the Company operated 12 theatres with 22 screens, the Company has expanded its operations to include, as of March 28, 1996, 226 theatres with 1,719 screens located in 22 states and the District of Columbia. Nearly 60% of the screens operated by the Company are located in Florida, California, Texas, Pennsylvania and Missouri and approximately 74% of the Company's screens are located in areas considered among the 20 largest Areas of Dominant Influence (television market areas as defined by Arbitron Company).

Revenues for the Company are generated primarily from box office admissions and theatre concession sales, which accounted for 66% and 30%, respectively, of fiscal 1996 revenues. The balance of the Company's revenues are generated primarily by on-screen advertising programs and video games located in theatre lobbies.

The Company is an industry leader in the development and operation of multi-screen theatres, primarily in large metropolitan markets.

Growth Strategy
The Company intends to expand its theatre circuit primarily by developing new theatres in domestic and international locations. New theatres will primarily be large "megaplex" theatres with as many as 30 screens. Opportunities for new theatre openings exist throughout the United States, both in areas of population growth and in areas of stable population which, in the Company's judgment, are inadequately served. The Company intends to develop these state-of-the-art theatres at locations based on retail concentration, access to surface transportation and specific demographic statistics and trends. The Company also believes that a significant growth opportunity exists for the development of multiplex theatres in select international markets. Many urban areas in Canada, Europe, Asia and South America are either substantially underscreened or inadequately screened.
The Company intends to utilize its experience in the development of multiplex theatres, as well as its existing relationships with the domestic motion picture production industry, to enter certain international markets.

Film Licensing
The Company predominantly licenses "first run" motion pictures from distributors on a film-by-film and theatre-by-theatre basis. The Company obtains these licenses either by negotiating directly with, or by submitting bids to, distributors. Negotiations with distributors are based on several factors, including theatre location, competition, season and motion picture content.

The Company's business is dependent upon the availability of marketable motion pictures. There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. They include Buena Vista Pictures (Disney), Warner Bros. Distribution, Columbia Pictures, Tri-Star Pictures, Twentieth Century Fox, Universal Film Exchanges, Inc. and Paramount Pictures. There are numerous other distributors and no single distributor dominates the market. Poor relationships with distributors, poor performance of motion pictures or disruption in the production of motion pictures by the major studios and/or independent producers may have an adverse effect upon the business of the Company. In fiscal 1996, no single distributor accounted for more than 10% of the motion pictures licensed by the Company or more than 25% of the Company's box office admissions. From year to year, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of such distributor's motion pictures in any given year.

Competition
The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to licensing motion pictures, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete aggressively with the Company's theatres. The Company believes that the principal competitive factors with respect to film licensing include licensing terms seating capacity and location and condition of an exhibitor's theatres. The Competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location and number of theatres and screens in a market, the comfort and quality of the theatres and pricing.

There are over 400 participants in the domestic motion picture exhibition industry. Industry participants vary substantially in size, from small independent operators to large international chains. As of May 1, 1995, the ten largest motion picture exhibition companies operated approximately 51% of the total number of screens, according to the National Association of Theatre Owners 1995-1996 Encyclopedia of
Exhibition.

The Company's theatres also face competition from other distribution channels for filmed entertainment, such as pay television, pay per view and home video systems, as well as other forms of entertainment competing for the public's leisure time and disposable income.

Seasonality
The motion picture industry is seasonal in nature with the highest attendance and revenues occurring during the summer months. The Company generally reports higher revenues and earnings during its second fiscal quarter.

Employees
As of March 28, 1996, the Company had approximately 1,800 full-time and 7,700 part-time employees. Approximately 8% of the part-time employees were minors whose wages do not exceed minimum wage.

Fewer than one percent of the Company's employees, consisting primarily of motion picture projectionists, are represented by the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators.

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales

Although the Company's expansion plans include the opening of theatres outside of the United States, its fiscal 1996 operations were exclusively domestic and it had no export sales during fiscal 1996.


ITEM 2.  PROPERTIES

Of the 226 theatres operated by the Company as of March 28, 1996, 13 theatres with 115 screens were owned, 13 theatres with 111 screens were leased pursuant to ground leases, 196 theatres with 1,467 screens were leased pursuant to building leases and 4 theatres with 26 screens were managed. The Company's leases generally have terms from 15 to 25 years with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rentals and additional rentals based on a percentage of the leased theatre's revenue above a base amount. The Company generally pays for property taxes, maintenance, insurance and certain other operating expenses.

The Company leases its corporate headquarters which is located in Kansas City, Missouri. Regional theatre and film licensing offices are leased in Los Angeles, California; Clearwater, Florida; and Voorhees, New Jersey. See Note 9 of the Company's "Notes to Consolidated Financial Statements" for information on the Company's lease commitments.


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

On February 9, 1995, the defendants filed a motion to dismiss the
Derivative Action.   The motion has been argued and is awaiting the court's
decision. Discovery has been stayed pending resolution of the motion to dismiss.

The Company is named as a defendant in a number of other lawsuits arising in the normal course of its business. Management does not expect that any actions to which the Company is a party will result in a material loss to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no submission of matters to a vote of security holders during the thirteen weeks ended March 28, 1996.


                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

With respect to the market for the Company's common stock, market prices, and stock ownership, reference is made to information contained on page 52 of the Report, under the headings "Stock Listing/Symbol,"
"Quarterly Common Stock Price Range" and "Stock Ownership," which information is incorporated herein by reference.

AMCE's Certificate of Incorporation provides that holders of Common
Stock and Class B Stock shall receive, pro rata per share, such cash dividends as may be declared from time to time by the Board of Directors. Except for a $1.14 per share dividend declared in connection with a recapitalization that occurred in August 1992, AMCE has not declared a dividend on shares of Common Stock since fiscal 1989. Any payment of cash dividends on the Common Stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by its Board of Directors. Currently, AMCE does not contemplate declaring or paying any dividends on the Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to information under the heading "Selected Financial Data" on page 18 of the Report, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to information under the heading "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 25 of the Report, which information is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated financial statements and notes thereto included on pages 27 through 49 of the Report and "Statements of Operations by Quarter" on page 50 of the Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:

                                                              Years Associated
Name Age(1)                 Position                              with Company

Stanley H. Durwood    75    Chairman of the Board, Chief Executive        50(2)
                            Officer, President and Director (AMCE and AMC)
Philip M. Singleton   49    Executive Vice President, Chief Operating     21
                            Officer and Director (AMCE and AMC)
Peter C. Brown        37    Executive Vice President, Chief Financial      4
                            Officer and Director (AMCE and AMC)
Charles J. Egan, Jr.  63    Director (AMCE and AMC)                        9
Paul E. Vardeman      66    Director (AMCE and AMC)                       13
Frank Stryjewski(3)   39    Senior Vice President (AMC)                   17
Richard T. Walsh      42    Senior Vice President (AMC)                   20
Richard J. King       47    Senior Vice President (AMC)                   24
Rolando B. Rodriquez  36    Senior Vice President (AMC)                   21
Richard L. Obert      56    Senior Vice President - Chief Accounting       7
                            and Information Officer (AMCE and AMC)
Charles P. Stilley    41    President - AMC Realty, Inc.                  14
Richard M. Fay        46    President - AMC Film Marketing       Less than 1

_______________

(1)    As of  March 28, 1996.
(2)    Includes years with the predecessor of the Company.
(3)    Mr. Frank T. Stryjewski resigned effective April 18, 1996.

Mr. Stanley H. Durwood and Mr. Paul E. Vardeman have served as directors since AMCE's formation in 1983. Mr. Charles J. Egan, Jr. has served as a director of AMCE since 1986. Mr. Philip M. Singleton and Mr. Peter C. Brown have served as directors of AMCE since November 1992.

All directors are elected annually, and each holds office until his successor has been duly elected and qualified or his earlier resignation or removal. There are no family relationships between any Director and any Executive Officer of the Company. All directors of AMCE also serve as directors of AMC.

All current Executive Officers of the Company and its subsidiaries hold such offices at the pleasure of the Board of Directors, subject, in the case of (i) Mr. Stanley H. Durwood, Chairman of the Board, Chief Executive Officer, President and a Director of AMC and AMCE, (ii) Mr. Philip M. Singleton, Executive Vice President, Chief Operating Officer and a Director AMC and AMCE and (iii) Mr. Peter C. Brown, Executive Vice President, Chief Financial Officer and a Director AMC and AMCE, to rights under their respective employment agreements.

Mr. Stanley H. Durwood has served as a Director of AMCE from its organization on June 14, 1983 and of AMC since August 2, 1968. Mr. Durwood has served as Chairman of the Board of AMCE and AMC since February 1986, and has served as Chief Executive Officer of AMCE since June 1983 and of AMC since February 20, 1986. Mr. Durwood served as President of AMCE
(i) from June 1983 through February 20, 1986, (ii) from May 1988 through June 1989 and (iii) was elected President of AMCE on October 6, 1995.
Mr. Durwood served as President of AMC (i) from August 2, 1968 through February 20, 1986, (ii) from May 13, 1988 through November 8, 1990 and
(iii) was elected President of AMC on October 6, 1995. Mr. Durwood is a graduate of Harvard University.

Mr. Philip M. Singleton has served as a Director of AMCE and AMC since November 12, 1992. Mr. Singleton has served as Executive Vice President of AMCE and AMC since August 3, 1994 and as Chief Operating Officer of AMCE and AMC since November 14, 1991. Mr. Singleton served as Senior Vice President of AMCE and AMC from November 14, 1991 until his appointment as Executive Vice President in August 1994. Prior to November 14, 1991,
Mr. Singleton served as Vice President in charge of operations for the Southeast Division of AMC from May 10, 1982. Mr. Singleton holds an undergraduate degree from California State University, Sacramento and an M.B.A. degree from the University of South Florida.

Mr. Peter C. Brown has served as a Director of AMCE and AMC since
November 12, 1992. Mr. Brown has served as Executive Vice President of AMCE and AMC since August 3, 1994 and as Chief Financial Officer of AMCE and AMC since November 14, 1991. Mr. Brown served as Senior Vice President of AMCE and AMC from November 14, 1991 until his appointment as Executive Vice President in August 1994. Mr. Brown served as Treasurer of AMCE and AMC from September 28, 1992 through September 19, 1994. Prior to November 14, 1991, Mr. Brown served as a consultant to AMCE from October 1990 to October 1991. Mr. Brown is a graduate of the University of Kansas.

Mr. Charles J. Egan, Jr. has served as a Director of AMCE and AMC since October 30, 1986. Mr. Egan is Vice President and General Counsel of Hallmark Cards, Incorporated, which is primarily engaged in the business of greeting cards and related social expressions products, Crayola crayons and the production of movies for television. Mr. Egan holds an A.B. degree from Harvard University and an LL.B. degree from Columbia University.

Mr. Paul E. Vardeman has served as a Director of AMCE since June 14,
1983 and of AMC since September 28, 1982. Mr. Vardeman has been a partner in the law firm of Polsinelli, White, Vardeman & Shalton, P.C., Kansas City, Missouri, since 1982. Prior thereto, Mr. Vardeman served as a Judge of the Circuit Court of Jackson County, Missouri. Mr. Vardeman holds undergraduate and J.D. degrees from the University of Missouri-Kansas City.

Mr. Frank T. Stryjewski served as Senior Vice President in charge of operations for the South Division of AMC from July 1, 1994 until he resigned from AMC effective April 18, 1996. Previously, Mr. Stryjewski served as Vice President in charge of operations for the Southeast Division of AMC from December 9, 1991. Mr. Stryjewski served as Vice President-Operations Resources of AMC from December 1990 to December 1991, and as Vice President-Human Resources of AMC from December 1988 to
December 1990.   The employment of Mr. Frank Stryjewski ceased effective
April 18, 1996.

Mr. Richard T. Walsh has served as Senior Vice President in charge of operations for the West Division of AMC since July 1, 1994. Previously, Mr. Walsh served as Vice President in charge of operations for the Central Division of AMC from June 10, 1992, and as Vice President in charge of operations for the Midwest Division of AMC from December 1, 1988.

Mr. Richard J. King has served as Senior Vice President in charge of operations for the Northeast Division of AMC since January 4, 1995. Previously, Mr. King served as Vice President in charge of operations for the Northeast Division of AMC from June 10, 1992, and as Vice President in charge of operations for the Southwest Division of AMC from October 30, 1986.

Mr. Rolando B. Rodriguez was promoted to Senior Vice President in charge of operations for the South Division of AMC on April 2, 1996. Previously, Mr. Rodriguez served as Vice President and South Division Operations Manager of AMC from July 1, 1994, as Assistant South Division Operations Manager of AMC from February 12, 1993, as South Division's Senior Operations Manager from March 29, 1992 and as South Division's Operations Manager from August 6, 1989.

Mr. Richard L. Obert has served as Senior Vice President - Chief
Accounting and Information Officer, since November 9, 1995, and prior thereto served as Vice President and Chief Accounting Officer of AMCE and AMC since January 9, 1989.

Mr. Charles P. Stilley has served as President of AMC Realty, Inc., a wholly owned subsidiary of AMC, since February 9, 1993, and prior thereto served as Senior Vice President of AMC Realty, Inc. from March 3, 1986.

Mr. Richard M. Fay has served as President, AMC Film Marketing, a division of AMC, since September 8, 1995. Previously, Mr. Fay served as Senior Vice President and Assistant General Sales Manager of Sony Pictures since 1994. From 1991 to 1994, Mr. Fay served as Vice President and Head Film Buyer for the eastern division of United Artists Theatre Circuit, Inc. Prior thereto, Mr. Fay served as Vice President and film buyer for Loew's Theatres since 1975.


ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Compensation of Directors
Messrs. Charles J. Egan and Paul E. Vardeman receive annual cash compensation of $20,000 each for their services as members of the Boards of Directors of AMCE and AMC and $24,000 each for their services as members of the Audit Committees of AMCE and AMC. The Board has also authorized that Messrs. Egan and Vardeman be paid reasonable compensation for their services as members of a special committee ("Special Committee") appointed to consider a proposed merger of AMCE and Durwood, Inc. and $900 per hour for attending meetings of (i) any board of directors on which he serves, (ii) the Audit Committee after the twelfth meeting during the fiscal year and (iii) any other committee on which he serves.

For fiscal 1996, Messrs. Egan and Vardeman each received $30,000 for their services on the Special Committee and $115,100 and $106,100, respectively, for (i) services as members of the Boards of Directors of AMCE and AMC,
(ii) attendance at Board of Directors meetings, and (iii) other committee meetings of the Board of Directors of AMCE or its subsidiaries.

Executive Compensation and Compensation Plans
The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company (determined as of the end of the fiscal year and hereafter referred to as the "Named Executive
Officers") for the years ended March 28, 1996, March 30, 1995, and March
31, 1994.

                              SUMMARY COMPENSATION TABLE
                                                                          Long-Term
                                                                             Compensation
                                                                          Awards-Securities
                                           ANNUAL COMPENSATION               Underlying
                            Fiscal                            Other Annual   Options/   All Other
Name and Principal Position Year     Salary         Bonus     Compensation(1) SARs(#)   Compensation(2)

Stanley H. Durwood          1996     $492,634       $275,000        N/A             -      $       -
Chief Executive Officer     1995      452,088        108,949        N/A        22,500             -
                            1994      436,800        263,400        N/A             -             -

Philip M. Singleton         1996      285,311        154,000        N/A             -         4,686
Chief Operating Officer     1995      273,247         64,149        N/A         4,500         4,663
                            1994      264,142        153,600        $51,930   150,000        59,564

Peter C. Brown              1996      257,439        137,500        N/A             -         4,726
Chief Financial Officer     1995      234,836         55,433        N/A         4,500         4,657
                            1994      227,016        135,000        N/A       150,000         4,675

Richard T. Walsh            1996      207,204         80,000        N/A         2,250         4,620
Senior Vice President       1995      200,855         35,500        217,112         -        63,464
                            1994      170,982         66,000        N/A        30,000         3,400

Frank T. Stryjewski (3)     1996      192,209         74,000        N/A         2,250         4,620
Senior Vice President       1995      189,840         43,000        N/A             -         4,716
                            1994      171,098         74,250        N/A        30,000         3,400

(1) N/A denotes not applicable. Fiscal 1995 includes a lump sum payment and gross up of taxes on moving expenses totaling $209,408 of Mr. Richard T. Walsh. Fiscal 1994 includes gross up of taxes of $43,285 on moving expenses of Mr. Philip M. Singleton. For the years presented, excluding Mr. Richard T. Walsh in 1995 and Mr. Philip M. Singleton in 1994, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(2) For fiscal 1996, All Other Compensation includes the Company's contributions under the Company's 401(K) Plan and the Executive Savings Plan, both of which are defined contribution plans, in the aggregate amount of $4,686 for Mr. Philip M. Singleton, $4,726 for Mr. Peter C. Brown, $4,620 for Mr. Richard T. Walsh and $4,620 for Mr. Frank J. Stryjewski. For fiscal 1995, All Other
       Compensation includes the Company's contributions to two defined contribution savings plans in the amount of $4,663 for Mr. Philip
       M. Singleton, $4,657 for Mr. Peter C. Brown, $4,786 for Mr.
       Richard T. Walsh and $4,716 for Mr. Frank T. Stryjewski. In addition, moving expense for Mr. Richard T. Walsh is included in the amount of $58,678. For fiscal 1994, the totals include the Company's contributions to a defined contribution savings plan in the amount of $4,708 for Mr. Philip M. Singleton, $4,675 for Mr.
       Peter C. Brown, $3,400 for Mr. Richard T. Walsh and $3,400 for
       Mr. Frank T. Stryjewski.  In addition, moving expense for Mr.
       Philip M. Singleton is included in the amount of $54,856.

(3)    Mr. Frank T. Stryjewski resigned effective April 18, 1996.

(4) As of March 28, 1996, the Named Executive Officers held performance shares awards under the Company's 1994 Stock Option and Incentive Plan entitling them to receive shares of the Company's Common Stock at the end of a three year period from the date of grant upon satisfaction of performance goals. See "Long Term Incentive Plan". The number of shares issuable to each such person (and the value of such shares as of March 28, 1996) under awards in effect as of March 28, 1996 upon attainment of threshold, target and maximum performance goals is as follows: Threshold -- Stanley H. Durwood - 30,000 shares ($723,750); Philip M.
       Singleton - 6,000 shares ($144,750); Peter C. Brown - 6,000 shares ($144,750); Richard T. Walsh - 3,000 shares ($72,375); and Frank T. Stryjewski - 3,000 shares ($72,375); Target -- Stanley
       H. Durwood - 45,000 shares ($1,085,625); Philip M. Singleton - 9,000 shares ($217,125); Peter C. Brown - 9,000 Shares
       ($217,125); Richard T. Walsh - 4,500 shares ($108,563) and Frank
       T. Stryjewski - 4,500 shares ($108,563); Maximum -- Stanley H. Durwood - 90,000 shares ($2,171,250); Philip M. Singleton -
       18,000 shares ($434,250); Peter C. Brown - 18,000 shares
       ($434,250); Richard T. Walsh - 9,000 shares ($217,125); and Frank
       T. Stryjewski - 9,000 shares ($217,125). Mr. Frank T. Stryjewski resigned effective April 18, 1996. The performance shares for Mr. Stryjewski were subsequently canceled.

Option Grants
The following table provides certain information concerning individual grants of stock options made during the last completed fiscal year under the AMC Entertainment Inc. 1994 Stock Option and Incentive Plan to each of the Named Executive Officers.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Number            % of Total                               Potential Realizable
                        of                Options/                                 Value at Assumed
                        Securities        SARs           Exercise                  Annual Rates of Stock
                        Underlying        Granted to        or                     Price Appreciation for
                        Options/ SARs     Employees       Base                     Option Term
                        Granted           in Fiscal       Price      Expiration
Name                         (#)          Year            ($sh)      Date           5% ($)     10% ($)
Stanley H. Durwood      -               -               $  -           -             -          $  -
Philip M. Singleton     -               -                  -           -             -             -
Peter C. Brown          -               -                  -           -             -             -
Richard T. Walsh        2,250           9.70%           14.50        6/27/05       20,520      51,998
Frank T. Stryjewski(1)  2,250           9.70%           14.50        6/27/05       20,520      51,998

     The stock options granted during the fiscal year ended March 28, 1996, are eligible for exercise based upon a vesting schedule. After the first anniversary of the grant date, 50% of the options will be eligible for exercise. After the second anniversary of the grant date, all options are fully vested. Vesting of options will accelerate upon the occurrence of an optionee's death, disability or retirement, or upon termination of employment within one year after the occurrence of certain change in control events. The Compensation Committee of the Board of Directors may permit accelerated exercise of options if certain extraordinary events occur, such as a merger or liquidation of the Company, the sale of substantially all of the assets of the Company, a subsidiary or a division or the change in control of the Company. With the consent of the Board of Director's Compensation Committee, optionees may satisfy tax withholding obligations by electing to have shares otherwise issuable upon exercise of an option withheld.

(1) Mr. Frank T. Stryjewski resigned effective April 18, 1996. The options granted to Mr. Stryjewski in fiscal 1996 have expired unexercised.

Option Exercises and Holdings
The following table provides information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of March 28, 1996.

      AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES

                                                        Number of                  Value of
                                                  Securities Underlying            Unexercised
                                                   Unexercised Options/           In-The-Money
                                                   SARs at FY-End (#)            Options/SARs at
                 Shares Acquired                   Exercisable/Unexercisable         FY-End($)
Name               on Exercise    Value Realized     Shares         Price     Exercisable/Unexercisable
Stanley H. Durwood      -                  -       11,250/11,250   $11.75      $139,219/$139,219
Philip M. Singleton     -                  -       75,000/75,000    9.250    1,115,625/1,115,625
                                                     2,250/2,250    11.75          27,844/27,844
Peter C. Brown          -                  -       75,000/75,000    9.250    1,115,625/1,115,625
                                                     2,250/2,250    11.75          27,844/27,844
Richard T. Walsh        -                  -       15,000/15,000    9.375        221,250/221,250
                                                         0/2,250    14.50               0/21,656
Frank T. Stryjewski(1)   -                 -       15,000/15,000    9.375        221,250/221,250
                                                         0/2,250    14.50               0/21,656


(1)     Mr. Frank T. Stryjewski resigned effective April 18, 1996.    The
        unexercisable options outstanding at March 28, 1996 have expired unexercised.

Long-Term Incentive Plan
The following table provides certain information concerning shares ("Performance Shares") issuable under performance stock awards approved by the Compensation Committee of the Board of Directors during the last completed fiscal year for each of the Named Executive Officers.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR



                                 Number of
                                  Shares,      Performance or
                                  Units or      Other Period             Estimated Future Payout under
                                Other Rights   until Maturation            Non-stock Price-Based Plans
                                  (#)(1)        Or Payout          Threshold (#)    Target (#)   Maximum (#)
Stanley H. Durwood              -                -                 -                    -           -
Philip M. Singleton             -                -                 -                    -           -
Peter C. Brown                  -                -                 -                    -           -
Richard T. Walsh                9,000            3 years           3,000                4,500       9,000
Frank T. Stryjewski (2)         9,000            3 years           3,000                4,500       9,000

______________________

(1)     Maximum

(2) Mr. Frank T. Stryjewski resigned effective April 18, 1996. The Performance Shares for Mr. Stryjewski were subsequently canceled.

The foregoing table shows the number of Performance Shares issuable to a participant at the end of a three year performance period ending April 2, 1998 (the "Performance Period") at Threshold, Target and Maximum levels of performance.

A participant's eligibility to receive up to one-half of the maximum number of Performance Shares issuable under an award is based upon changes in the "private market value per share" of the Company's Common Stock ("PMVPS") over the Performance Period. PMVPS is determined on a fully diluted basis (assuming full exercise of all outstanding shares of the Company's Preferred Stock, Class B stock, options and other rights to acquire shares of Common Stock), based on a multiple of theatre EBITDA (theatre EBITDA is Consolidated EBITDA less National Cinema Network, Inc. EBITDA), plus the book value of National Cinema Network, Inc., cash and equivalents and investments and investments in other long-term assets, less corporate borrowings, capitalized lease obligations and the carrying value of minority interests. EBITDA is earnings before interest, taxes, depreciation and amortization.

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

The right to receive Performance Shares will be accelerated and such Performance Shares issued, based on the achievement levels of the Performance Criteria measured to the date of termination, in the event of a participant's death, disability or retirement, or termination of employment within one year after the occurrence of certain change of control events. The Compensation Committee of the Board of Directors may waive performance goals if certain extraordinary events occur, such as a merger or liquidation of the Company, the sale of substantially all of the assets of the Company, a subsidiary or a division or the change in control of the Company.

With the consent of the Compensation Committee, a Grantee may satisfy his tax withholding obligations by electing to have Performance Shares otherwise issuable withheld.

Until Performance Shares are issued, participants have no dividend or voting rights with respect to Performance Shares.

Defined Benefit Retirement and Supplemental Executive Retirement Plans AMC sponsors a defined benefit retirement plan (the "Retirement
Plan") which provides benefits to certain employees of AMC and its subsidiaries based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. A participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

The Company also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the Retirement Plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993), the old limit, to $150,000 (in 1995 and 1996).

The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under the Company's Retirement Plan and the Supplemental Executive Retirement Plan, assuming retirement in calendar 1996 at age 65 payable in the form of a single life annuity. The benefits are not subject to any deduction for Social Security or other offset amounts. The following table assumes the old limit would have been increased to $250,000 in 1996.

   Highest Consecutive
    Five Year Average
   Annual Compensation                 Year of Credited Service
                                 15      20      25        30       35

   $125,000                    $17,716  $23,621  $29,527  $35,432   $41,337
     150,000                    21,466   28,621   35,777   42,932    50,087
     175,000                    25,216   33,621   42,027   50,432    58,837
     200,000                    28,966   38,621   48,277   57,932    67,587
     225,000                    32,716   43,621   54,527   65,432    76,337
     250,000                    36,466   48,621   60,777   72,932    85,087

As of March 28, 1996, the years of credited service under the Retirement Plan for each of the Named Executive Officers were: Mr. Philip
M. Singleton, 22 years, Mr. Peter C. Brown, 5 years, Mr. Richard T. Walsh 21 years and Mr. Frank T. Stryjewski (1) 17 years. The final amount distributed to Mr. Stanley H. Durwood in fiscal 1995 from the Company's Retirement Plan was $42,067, and was not included in the Summary Compensation Table. In addition, the benefit Mr. Stanley H. Durwood accrued under the Supplemental Executive Retirement Plan was $18,724 in fiscal 1996 and is not included in the Summary Compensation Table.

(1)  Mr. Frank T. Stryjewski resigned effective April 18, 1996.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

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

Mr. Stanley H. Durwood has an employment agreement with the Company dated January 26, 1996 retaining him as Chairman and Chief Executive
Officer. It provides for an annual base salary of no less than $500,000 plus payments and awards under the Company's Executive Incentive Program ("EIP"), the Company's 1994 Stock Option and Incentive Plan and other bonus plans in effect for executive officers at a level reflecting his position, plus such other amounts as may be paid under any other compensatory arrangement as determined in the sole discretion of the Compensation Committee. The Compensation Committee has also agreed to use its best efforts to provide
Mr. Durwood up to $5,000,000 in life insurance and to pay the premiums thereon and taxes resulting from such payment. Mr. Durwood's employment agreement has a term of three years and is automatically extended one year on its anniversary date, January 26, so that as of such date each year the agreement has a three year term. The employment agreement is terminable without severance upon Mr. Durwood's death or if he engages in intentional misconduct or a knowing violation of law or breaches his duty of loyalty to the Company. The agreement also is terminable (i) by Mr. Durwood, in the event of the Company's breach, and (ii) by the Company, without cause or in the event of Mr. Durwood's death or disability, in each case with severance payments equal to three times the sum of his annual base salary in effect at the time of termination plus the average of annual incentive or discretionary cash bonuses paid during the three fiscal years preceding the year of termination. The Company may elect to pay such severance payments in monthly installments over a period of three years or in a lump sum after discounting such amount to its then present value. The aggregate amount payable under this employment agreement, assuming termination with severance occurred as of March 28, 1996, was approximately $1,923,002.

Messrs. Philip M. Singleton and Peter C. Brown each have employment agreements with AMC dated September 26, 1994, providing for annual base salaries of no less than $266,000 and $227,000, respectively, and bonuses resulting from the EIP or other bonus arrangement, if any, as determined from time to time at the sole discretion of the Compensation Committee upon the recommendation of the Chairman of the Board. Each employment agreement has a term of two years. On each September 27, commencing in 1995, one year shall be added to the term of each employment agreement, so that each employment agreement shall always have a two-year term as of each anniversary date. Each employment agreement terminates without severance upon such employee's resignation, death or his disability as defined in his employment agreement, or upon AMC's good faith determination that such employee has been dishonest or has committed a breach of trust respecting AMC. AMC may terminate each employment agreement at any time, with severance payments in an amount equal to twice the annual base salary of such employee on the date of termination. Each employee may terminate his employment agreement upon a change of control of AMC as defined in the employment agreement and receive severance payments in an amount equal to twice his annual base salary on the date of termination. AMC may elect to pay any severance payments in a lump sum after discounting such amount to its then present value, or over a two-year period. The aggregate value of all severance benefits to be paid to such employee shall not exceed 299% of such employee's "base amount" as defined in the Internal Revenue Code for the five-year period immediately preceding the date of termination. The aggregate amount payable under these employment agreements, assuming termination by reason of a change of control and payment in a lump sum as of March 28, 1996, was approximately $993,742.

As permitted by the Company's 1994 Stock Option and Incentive Plan, stock options and Performance Share awards granted to participants thereunder provide for acceleration upon the termination of employment within one year after the occurrence of certain changes in control events, whether such termination is voluntary or involuntary, or with or without cause. See "Option Grants" and "Long-Term Incentive Plan." In addition, the Compensation Committee may permit acceleration upon the occurrence of certain extraordinary transactions which may not constitute a change of control.

The Company maintains a severance pay plan for full-time salaried nonbargaining employees with at least 90 days of service. For an eligible employee who is subject to the Fair Labor Standards Act ("FLSA") overtime pay requirements (a "nonexempt eligible employee"), the plan provides for severance pay in the case of involuntary termination of employment due to layoff of the greater of two week's basic pay or one week's basic pay multiplied by the employee's full years of service up to no more than twelve week's basic pay. There is no severance pay for a voluntary termination, unless up to two week's pay is authorized in lieu of notice. There is no severance pay for an involuntary termination due to an employee's misconduct. Only two week's severance is paid for an involuntary termination due to substandard performance. For an eligible employee who is exempt from the FLSA overtime pay requirements, severance pay is discretionary (at the Department Head/Supervisor level), but will not be less than the amount that would be paid to a nonexempt eligible employee.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 15, 1996, with respect to beneficial owners of five percent or more of any class of the Company's voting securities:

                    Name and Address      Number of Shares        Percent
Title of Class      of Beneficial Owner   Beneficially Owned      of Class

Common Stock        Durwood, Inc.(1)      2,641,951(2)              47.8%(2)
                    106 West 14th Street
                    Kansas City, MO 64105

                    Stanley H. Durwood(1)     2,653,351(2)(3)     47.9%(2)
                    106 West 14th Street
                    Kansas City, MO 64105

                    Brian H. Durwood(1)       2,641,951(2)   47.8%(2)
                    655 N.W. Altishan Place
                    Beaverton, OR 97006

                    Edward D. Durwood(1)      2,641,951(2)   47.8%(2)
                    3001 West 68th Street
                    Shawnee Mission, KS 66208

                    Peter J. Durwood(1)       2,641,951(2)   47.8%(2)
                    666 West End Avenue
                    New York, NY 10025

                    Thomas A. Durwood(1)      2,641,951(2)   47.8%(2)
                    P. O. Box 7208
                    Rancho Santa Fe, CA 92067

                    Elissa D. Grodin(1)       2,641,951(2)   47.8%(2)
                    187 Chestnut Hill Road
                    Wilton, CT 06897

                    Carol D. Journagan(1)     2,641,951(2)   47.8%(2)
                    1323 Granite Creek Drive
                    Blue Springs, MO 64015

                    Sandler Capital Mgmt.     285,500(4)      5.2%
                    767 5th Avenue
                    New York, NY 10153


                    The Equitable Com-        615,424(5)     10.0%(5)
                     panies Incorporated
                    787  Seventh Avenue
                    New York, NY 10019

                    Ryback Management         1,684,865(6)   23.4%(6)
                     Corporation
                    7711 Carondelet Ave.
                    St. Louis, MO 63105


Class B Stock       Durwood, Inc.(1)          11,157,000(2) 100.0%
                    106 West 14th Street
                    Kansas City, MO 64105

(1) A revocable inter-vivos trust and a revocable voting trust established by Mr. Stanley H. Durwood for the benefit of Mr. Stanley H. Durwood holds approximately 75% of the voting power of the outstanding capital stock of Durwood, Inc. ("DI"). American Associated Enterprises, ("AAE") a Missouri limited partnership of which Mr. Stanley H. Durwood is the limited partner and his six children, Edward D. Durwood, Carol D. Journagan, Thomas A. Durwood, Elissa D. Grodin, Brian H. Durwood and Peter J. Durwood, are the general partners, holds approximately 25% of the voting power of DI's outstanding capital stock. Mr. Stanley H. Durwood is the sole director of DI and is Chairman of the Board, Chief Executive Officer, President and Director of AMCE and AMC.

    Mr. Durwood has sole voting power over the shares of AMCE held by DI but may be deemed to share investment power with respect to such shares with his children. As reported in the Schedule 13-D's filed by Mr. Durwood and DI and by Mr. Durwood's children and AAE, Mr. Durwood and his children have entered into an agreement expressing their intention to pursue certain transactions to dissolve AAE and to cause shares of AMCE held by DI to be distributed to members of the Durwood family through a merger of DI into AMCE. Thereafter, the family intends to sell
    3,000,000 shares of Common Stock in a public offering, which will be made only by means of a prospectus. If the proposed transactions are consummated, Mr. Durwood will retain approximately 4.5 million shares
    (or 100%) of AMCE's Class B Stock and each of his children will retain approximately 1 million shares (aggregating approximately 52%) of AMCE's Common Stock. Based on voting shares outstanding as of May 15, 1996, the shares to be retained by Mr. Durwood will represent approximately 79% of the combined voting power of AMCE's voting stock. However, provisions of the family agreement could result in an adjustment pursuant to which Mr. Durwood would deliver additional shares to his children. The proposed transactions are subject to negotiation of a definitive merger agreement with AMCE and approval of such agreement by the holders of a majority of the shares of Common Stock voting thereon, other than members of the Durwood family. Reference is made to AMCE's report on Form 8-K dated May 6, 1996, for additional information respecting the Durwood family agreement.

(2) The shares of Class B Stock owned of record by DI and beneficially owned by members of the Durwood family as indicated in footnote (1) above are convertible into Common Stock on a share for share basis. The number and percentage of shares of Common Stock shown as beneficially owned do not give effect to the conversion option. Were all the shares of Class B Stock converted, there would be 16,686,056 shares of Common Stock outstanding, of which DI would own of record 13,798,951, or 83% of the outstanding shares of Common Stock.

(3) The shares of Common Stock shown as beneficially owned by Mr.
    Stanley H. Durwood also include 150 shares owned by him directly and 11,250 shares subject to presently exercisable stock options.

(4) As reported by Sandler Capital Management on Schedule
    March 7, 1996.

(5) This is the number of shares of Common Stock that would be obtained upon conversion of AMCE's $1.75 Cumulative Convertible Preferred Stock reported as owned by The Equitable Companies Incorporated in Amendment No. 1 to Schedule 13G dated February 9, 1996.

(6) This is the number of shares of Common Stock that would be obtained upon conversion of AMCE's $1.75 Cumulative Convertible Preferred Stock reported as owned by Ryback Management Corporation in Amendment No. 1 to Schedule 13G dated January 25, 1996.

Beneficial Ownership By Directors and Officers
The following table sets forth certain information as of May 15, 1996, with respect to beneficial ownership by Directors and Executive Officers of the Company's Common Stock and Class B Common Stock. The amounts set forth below include the vested portion of 429,000 shares of Common Stock subject to options under the Company's 1984 and 1994 Stock Option Plans held by Executive Officers. Unless otherwise indicated, the persons named are believed to have sole voting and investment power over the shares shown as beneficially owned by them.

                  Name and Address                Number of Shares   Percent
Title of Class    of Beneficial Owner            Beneficially Owned  of Class

Common Stock      Stanley H. Durwood              2,653,351(1)(2)      47.9%
                  Philip M. Singleton                  132,750(2)       2.4%
                  Peter C. Brown                       114,750(2)       2.0%
                  Richard T. Walsh                      23,675(2)       *
                  Frank T. Stryjewski(3)              15,150(2)         *
                  Paul E. Vardeman                            300       *

                  All Directors and Executive
                  Officers as a group (12 persons,
                  including the individuals named
                  above)                             2,978,269(2)      50.7%

Class B Stock     Stanley H. Durwood                11,157,000(1)     100.0%


*Less than one percent.

(1)   See Notes 1 and 2 under "Security Ownership of Certain Beneficial
      Owners and Management." Mr. Stanley H. Durwood has sole voting power over the shares held by DI but may be deemed to share investment power with respect to such shares with his children. The shares of Common Stock shown as beneficially owned by Mr. Stanley H. Durwood also include 150 shares owned by him directly and 11,250 shares subject to presently exercisable stock options.

(2) Includes shares subject to presently exercisable options to purchase Common Stock under the Company's 1984 and 1994 Stock Option Plans, as follows: Mr. Stanley H. Durwood - 11,250 shares; Mr. Philip M. Singleton - 114,750 shares; Mr. Peter C. Brown - 114,750 shares; Mr. Richard T. Walsh - 23,625 shares; Mr. Frank T. Stryjewski - 15,000 shares; and all executive officers as a group - 315,750 shares.

(3)   Mr. Frank T. Stryjewski resigned from the Company effective April
      18, 1996.



Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock and $1.75 Cumulative Convertible Preferred Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the American and Pacific Stock Exchanges. Executive Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 1996 its Executive Officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions
Since its formation, AMCE and AMC have been members of an affiliated group of companies (the "DI affiliated group") beneficially owned by Mr. Stanley H. Durwood and members of his family. Mr. Stanley H. Durwood is President, Treasurer and the sole Director of DI and Chairman of the Board, Chief Executive Officer, President and a Director of AMCE and AMC. There have been transactions involving AMCE or AMC and the DI affiliated group in prior years. The Company intends to ensure that all transactions with DI or other related parties are fair, reasonable and in the best interests of the Company. In that regard, the Audit Committees of the Boards of Directors of AMCE and AMC review all material proposed transactions between the Company and DI or other related parties to determine that, in their best business judgment, such transactions meet that standard. The Audit Committees consist of Messrs. Vardeman and Egan, neither of whom are officers or employees of AMCE or AMC nor stockholders, directors, officers or employees of DI. Set forth below is a description of significant transactions which have occurred since March 31, 1995 or involve receivables that remain outstanding as of March 28, 1996.

Certain corporate departments of AMC perform general and administrative services for DI and its subsidiaries. AMC charged DI and its subsidiaries $116,000 for such services for fiscal 1996.

Periodically, AMC and DI reconcile any accounts owed by one company to the other. Charges to the intercompany account have included the allocation of AMC's general and administrative expenses and payments made by AMC on behalf of DI. As of March 28, 1996, DI and its subsidiaries owed AMC $795,000 which was also the largest balance owned by DI and its subsidiaries to AMC during fiscal 1996. The balance was repaid in its entirety shortly after the fiscal year end.

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

In July 1992, Mr. Jeffery W. Journagan, a son-in-law of Mr. Stanley
H. Durwood, was employed by a subsidiary of the Company. Mr. Journagan's current compensation is approximately $80,000.

AMC loaned $200,000 in January 1987 to Mr. Donald P. Harris, one of the named Executive Officers in fiscal 1995, in connection with the purchase of his principal residence. The employment of Mr. Harris by the Company or its afiliates ceased effective as of October 1, 1995. Mr. Harris paid AMC $110,249, the remaining amount of the principal and accrued interest on the loan, on October 1, 1995. The largest principal amount outstanding on the note during fiscal 1996 was $200,000.

AMC has proposed an employment agreement with Mr. Richard M. Fay which provides for an annual base salary of $275,000 and a $50,000 relocation allowance. Mr. Fay is eligible to participate in the EIP or other bonus arrangement, if any, as determined from time to time in the sole discretion of the Compensation Committee of the Board of Directors of the Company upon the recommendation of the Chief Executive Officer of the Company. The proposed employment agreement has a term of three years, from September 8, 1995 through September 7, 1998. As proposed, the employment agreement will terminate without severance upon Mr. Fay's resignation, death or disability as defined in his proposed employment agreement, or upon AMC's good faith determination that Mr. Fay has been dishonest or has committed a breach of trust respecting AMC. As proposed, AMC may terminate the employment agreement at any time, with severance payments in an amount equal to, at AMC's option, either (i) Mr. Fay's base salary per month in effect at the time of termination, payable over the remaining term of his employment, or (ii) the net present value of the monthly payments described in (i) above, payable within 30 days of the date of termination. As proposed, any severance payable to Mr. Fay shall be reduced by any wages, compensation or income, cash or otherwise, received by Mr. Fay from sources other than AMC during the remaining term of his employment agreement following the date of termination.

The Company and Mr. Edward D. Durwood entered into an Agreement and General Release effective October 5, 1995, pursuant to which Mr. Durwood was terminated as President, Vice Chairman of the Board and Director of AMCE and AMC upon the recommendation of the Compensation Committee without cause with the consent of the Company's Board of Directors. The Company paid Mr. Durwood $498,398 in severance. The Agreement and General Release also provides for mutual releases between the Company and Mr. Durwood.

AMC and Mr. Donald P. Harris entered into an Agreement and Release effective October 1, 1995, pursuant to which Mr. Harris resigned as
President   AMC Film Marketing, Inc. AMC paid Mr. Harris $467,850 in
severance. Mr. Harris paid AMC $110,249, the remaining amount of the principal and accrued interest on a loan he had previously received from AMC. The Agreement and Release also provides for mutual releases between AMC and Mr. Harris.

In November of 1995, AMC purchased the principal residence of Mr.
Richard M. Fay, one of the Executive Officers in 1996, for $500,000. The Company is currently marketing the residence and intends to sell it.

During fiscal 1996, the Company retained Polsinelli, White, Vardeman
& Shalton, P.C., of which Mr. Vardeman, a director of AMCE and AMC, is a partner, as special legal counsel.

For a description of certain employment agreements between the Company and Messrs. Stanley H. Durwood, Philip M. Singleton and Peter C. Brown, see "Employment Contracts, Termination of Employment and Change in Control Arrangements."

Federal Income Taxes
DI and the Company entered into an agreement dated July 1, 1983, pursuant to which, so long as DI and the Company filed a consolidated federal income tax return, the Company paid to DI the amount of tax that would be payable calculated as if the Company filed a separate consolidated federal income tax return for such period and all prior taxable periods, provided, however, that if such return reflected a refund due to the Company, DI was obligated to pay the Company an amount equal to such refund when and if the consolidated group is able to realize the Company's tax benefit in the future. Due to the Company's issuance of the $1.75 Cumulative Convertible Preferred Stock on March 3, 1994, the Company is no longer eligible to file a consolidated federal income tax return with DI. The agreement still applies to all tax years for which DI and the Company previously filed a consolidated federal income tax return.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements
The following consolidated financial statements of the Registrant and its consolidated subsidiaries included in the Report are incorporated herein by reference in Item 8:

          Consolidated Balance Sheets - March 28, 1996 and March 30, 1995 Consolidated Statements of Operations-Fiscal years (52 weeks) ended
               March 28, 1996, March 30, 1995 and March 31, 1994
          Consolidated Statements of Cash Flows - Fiscal years (52 weeks) ended
               March 28, 1996, March 30, 1995 and March 31, 1994
          Consolidated Statements of Stockholders' Equity - Fiscal years (52 weeks) ended March 28, 1996, March 30, 1995 and March 31, 1994 Notes to Consolidated Financial Statements - Fiscal years (52 weeks)
               ended March 28, 1996, March 30, 1995 and March 31, 1994

(a)(2)  Financial Statement Schedules
The following consolidated financial statement schedule of the Registrant and its consolidated subsidiaries is filed pursuant to Item 14(d) (this schedule appears immediately following the signature page):

        Schedule II - Valuation and Qualifying Accounts and Reserves

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Reports on Form 8-K

No reports on Form 8-K were filed or required to be filed for the thirteen weeks ended March 28, 1996.

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


/s/ Stanley H. Durwood            Chairman of the Board, Chief  June 3, 1996
      Stanley H. Durwood          Executive Officer, President
        and Director


/s/ Paul E. Vardeman              Director                      June 3, 1996
      Paul E. Vardeman


/s/ Charles J. Egan, Jr.          Director                      June 3, 1996
      Charles J. Egan, Jr.


/s/ Philip M. Singleton      Executive Vice President, Chief    June 3, 1996
      Philip M. Singleton    Operating Officer and Director


/s/ Peter C. Brown           Executive Vice President, Chief    June 3, 1996
      Peter C. Brown         Financial Officer and Director


/s/ Richard L. Obert         Senior Vice President - Chief      June 3, 1996
      Richard L. Obert       Accounting and Information Officer

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri


Our report on the consolidated financial statements of AMC Entertainment Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 27 of the 1996 Annual Report to Shareholders of AMC Entertainment Inc. and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand
Kansas City, Missouri
May 17, 1996

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (in thousands)

                                                      Additions
                             Balance at Charged to    Charged to                      Balance at
                             Beginning  Costs and     Other                             End of
Description                  of Period  Expenses      Accounts             Deductions   Period
Year ended (52 Weeks)
March 28, 1996

Allowance for
doubtful accounts            $   1,529  $     526      $           -         $ 1,254  $    801

Self insurance
reserves                        12,029     10,458                  -           9,852    12,635

Reserve for future
dispositions                     2,827          -                  -             720     2,107


Year ended (52 Weeks)
March 30, 1995

Allowance for doubtful
accounts                     $   1,270  $     744        $         -       $     485  $  1,529

Self insurance reserves         11,005     11,263                  -          10,239    12,029

Reserve for future
dispositions                     4,711        500                  -           2,384     2,827

Valuation allowance
for deferred tax assets         19,792    (19,792)                 -              -         -


Year ended (52 Weeks)
March 31, 1994

Allowance for doubtful
accounts                      $    611   $    633           $    492(1)    $    466  $  1,270

Self insurance reserves          8,163     11,760                  -          8,918    11,005

Reserve for future
dispositions                     3,653          -               2,055(2)        997     4,711

Valuation allowance for
deferred tax assets             17,541      2,251                   -             -    19,792


(1) Represents a reclassification from accrued expenses and other liabilities.

(2) Represents the amounts resulting from capital lease adjustments and a charge from an expected loss relating to a corporate joint venture.

                                EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION

   2.1. Articles of Merger dated March 31, 1994, between American Multi-Cinema, Inc. and its wholly-owned subsidiaries Cinema Enterprises, Inc. and Cinema Enterprises II, Inc. and
           related Plan and Agreement of Liquidation and Merger (1)
  *2.2.    Articles of Merger dated March 28, 1996, between AMC
           Philadelphia, Inc. and its wholly owned subsidiary Concord
           Cinema, Inc.
  *2.3.    Articles of Merger dated March 28, 1996, between
           American Multi-Cinema,
           Inc. and its wholly owned subsidiary Conservco, Inc.
  *2.4.    Articles of Merger dated April 3, 1996, between American
           Multi-Cinema,
           Inc. and its wholly owned subsidiary AMC Film Marketing,Inc.
   3.1.    Certificate of Incorporation of AMC Entertainment Inc.(2)
   3.2.    Certificate of Designations relating to $1.75 Cumulative
           Convertible Preferred Stock (3)
   3.3.    Bylaws of AMC Entertainment Inc. (2)
   3.4.    Articles of Incorporation, as amended, of American
           Multi-Cinema, Inc. (4)
   3.5.    Bylaws of American Multi-Cinema, Inc. (4)
   3.6.    Certificate of Incorporation, as amended, of AMC
           Philadelphia, Inc. (4)
   3.7.    Bylaws of AMC Philadelphia, Inc. (4)
   3.8.    Certificate of Incorporation, as amended, of AMC Realty,
           Inc. (4)
   3.9.    Bylaws of AMC Realty, Inc. (4)
   3.10.   Certificate of Incorporation, as amended, of AMC Canton Realty,
           Inc. (4)
   3.11.   Bylaws of AMC Canton Realty, Inc. (4)
   3.12.   Certificate of Incorporation, as amended, of Budco
           Theatres, Inc. (4)
   3.13.   Bylaws of Budco Theatres, Inc. (4)
   4.1.(a) Indenture among AMC Entertainment Inc., as issuer, American
           Multi-Cinema, Inc., AMC Realty,Inc., Conservco, Inc., AMC
           Canton Realty, Inc., AMC Philadelphia, Inc., Budco
           Theatres, Inc. and Concord Cinema, Inc. (collectively "Guarantors") and United States Trust Company of New York, as Trustee, respecting AMC Entertainment Inc.'s 11 7/8% Senior Notes due 2000 (6)
   4.1.(b) First Supplemental Indenture dated as of March 31, 1993, pursuant to which AMC Film Marketing, Inc. became a Guarantor (5)
   4.1.(c) Fourth Supplemental Indenture dated as of March 31, 1994, pursuant to which American Multi-Cinema, Inc. assumed the
           obligations of Cinema Enterprises, Inc., Cinema Enterprises II,
           Inc. and Exhibition Enterprises Partnership under the Senior Note Indenture and related guarantees of such entities (1)
   4.1.(d) Fifth Supplemental Indenture dated December 28, 1995, respecting
           AMC Entertainment Inc.'s 11 7/8% Senior Notes due 2000 (17)
   4.1.(e) Fifth Supplemental Indenture dated December 28, 1995, respecting
           AMC Entertainment Inc.'s 12 5/8% Senior Subordinated Notes due
           2002 (17)
   4.2.(a) Indenture among AMC Entertainment
           Inc., as issuer, American Multi-Cinema, Inc., AMC Realty,
           Inc., Conservco, Inc., AMC Canton Realty, Inc., AMC Philadelphia, Inc., Budco Theatres, Inc. and Concord Cinema, Inc. (collectively "Guarantors") and The Bank of New York, as Trustee, respecting AMC Entertainment Inc.'s 12 5/8% Senior Subordinated Notes due 2002 (6)
   4.2.(b) First Supplemental Indenture dated as of March 31, 1993, pursuant to which AMC Film Marketing, Inc. became a Guarantor (5)
   4.2.(c) Fourth Supplemental Indenture dated as of March 31, 1994, pursuant to which American Multi-Cinema, Inc. assumed the
           obligations of Cinema Enterprises, Inc., Cinema Enterprises II, Inc. and Exhibition Enterprises Partnership under the Senior Subordinated
           Note Indenture and related guarantees of such entities (1)
 *4.2.(d) Sixth Supplemental Indenture dated March 28, 1996, respecting AMC Entertainment Inc.'s 11 7/8% Senior Notes due 2000
 *4.2.(e) Sixth Supplemental Indenture dated March 28, 1996, respecting AMC Entertainment Inc.'s 12 5/8% Senior Subordinated Notes due 2002
   4.3. Credit Agreement Dated as of December 27, 1995 Among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent, Chemical Bank, as Syndication Agent, and
           Bank of America National Trust and Savings Association, as Documentation Agent and Various Financial Institutions, as
           Lenders together with the following exhibits thereto, form of significant subsidiaries guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement. (17)
   4.4.    Significant Subsidiary Guaranty from American Multi-Cinema,
           Inc., Budco Theatres, Inc., Concord Cinema, Inc., AMC Realty, Inc., Conservco, Inc, AMC Canton Realty, Inc., AMC Philadelphia, Inc., and AMC Film Marketing, Inc to The Bank of Nova Scotia, as Administrative Agent (17)
   4.5.    In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long term debt of the Registrant have been omitted but will be furnished to the Commission upon request
  10.1.    AMC Entertainment Inc. 1983 Stock Option Plan (7)
  10.2. Federal Income Tax Allocation Agreement dated as of July 1, 1983, between Durwood, Inc. and AMC Entertainment Inc. (7)
  10.3.    AMC Entertainment Inc. 1984 Employee Stock Purchase Plan    (8)
  10.4.    AMC Entertainment Inc. 1984 Employee Stock Option Plan      (9)
 *10.5.(a) AMC Entertainment Inc. 1994 Stock Option and Incentive Plan
           as amended
  10.5.(b) Performance Stock Award Agreement (14)
  10.5.(c) Non-Qualified (NON-ISO) Stock Option Agreement (14)
  10.6. American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (4)
  10.7.(a) Defined Benefit Retirement Income Plan for Certain Employees of
           American Multi-Cinema, Inc. dated January 1, 1989, as amended (4) 10.7.(b) AMC Supplemental Executive Retirement Plan dated January
           1, 1994 (14)
  10.8.    Employment Agreement between American Multi-Cinema, Inc.
           and Philip M. Singleton (16)
  10.9.    Employment Agreement between American Multi-Cinema, Inc. and
           Peter C. Brown (16)
  10.10.   Disability Compensation Provisions respecting Stanley H.
           Durood, Executive Medical Expense Reimbursement and Supplemental Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991 (4)
  10.12.   Division Operations Incentive Program (4)
  10.13. Management Agreement dated December 30, 1986, between AMC Philadelphia, Inc. and H. Donald Busch ("Busch") (10)
  10.14. Stockholders' Agreement dated December 30, 1986, between AMC Philadelphia, Inc. and Busch (10)
  10.15. Letter of Agreement dated November 25, 1986, between American Multi-Cinema, Inc. and Busch (10)
  10.16. Letter of Agreement dated December 30, 1986, between American Multi-Cinema, Inc. and Busch (10)
  10.17.   Standstill Agreement entered into as of March 4, 1991, by and among TPI Enterprises, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc., Durwood, Inc., Stanley H. Durwood and
           Edward D. Durwood (11)
  10.18.   Stock Sale Agreement dated March 4, 1991, by and between
           American Multi-Cinema, Inc. and C&C Investment Holdings, L.P.
           (12)
  10.19.(a)Option Agreement dated March 4, 1991, by and between American
           Multi-Cinema, Inc. and C&C Investment Holdings, L.P. (the
           "Option Agreement") (12)
  10.19.(b)Amendment dated April 25, 1991, to Option Agreement (4)
  10.20.   Real Estate Contract dated March 30, 1992, among Philip M.
           Singleton, C. Suzanne Singleton and American Multi-Cinema, Inc. (4)
  10.21.   Agreement and General Release between Edward D. Durwood and
           American Multi-Cinema, Inc. (15)
  10.22.   Agreement and General Release between Donald P. Harris and
           American Multi-Cinema, Inc. (15)
  10.23.   Partnership Interest Purchase Agreement dated May 28, 1993, among Exhibition Enterprises Partnership, Cinema Enterprises,
           Inc., Cinema Enterprises II, Inc., American Multi-Cinema, Inc.,
           TPI Entertainment, Inc. and TPI Enterprises, Inc. (5)
  10.24.   Mutual Release and Indemnification Agreement dated May 28,
           1993, among Exhibition Enterprises Partnership, Cinema
           Enterprises, Inc., American Multi-Cinema, Inc., TPI
           Entertainment, Inc. and TPI Enterprises, Inc. (5)
  10.25.   Assignment and Assumption Agreement between Cinema Enterprises
           II, Inc. and TPI Entertainment, Inc. (5)
  10.26. Confidentiality Agreement dated May 28, 1993, among TPI Entertainment, Inc., TPI Enterprises, Inc., Exhibition
           Enterprises Partnership, Cinema Enterprises, Inc., Cinema
           Enterprises II, Inc. and American Multi-Cinema, Inc. (5)
  10.27.   Termination Agreement dated May 28, 1993, among TPI
           Entertainment, Inc., TPI Enterprises, Inc. Exhibition Enterprises Partnership, American Multi-Cinema, Inc., Cinema Enterprises,
           Inc., AMC Entertainment Inc., Durwood, Inc., Stanley H. Durwood
           and Edward D. Durwood  (5)
  10.28. Promissory Note dated June 16, 1993, made by Thomas L. Velde and Katherine G. Terwilliger, husband and wife, payable to American Multi-Cinema, Inc. (5)
  10.29.   Second Mortgage dated June 16, 1993, among Thomas L. Velde,
           Katherine G. Terwilliger and American Multi-Cinema, Inc. (5)
  10.30.   Summary of American Multi-Cinema, Inc. Executive Incentive
           Program (13)
  10.31.   AMC Non-Qualified Deferred Compensation Plans (2)
 *10.32.   Employment agreement between American Multi-Cinema, Inc.
           and Stanley H. Durwood
 *10.33. Real Estate Contract dated November 1, 1995 among Richard M. Fay, Mary B. Fay and American Multi-Cinema, Inc.
 *11.      Computation of Per Share Earnings
 *13. Incorporated portions of the Annual Stockholders Report for the fiscal year ended March 28, 1996.
  16.      Letter regarding change in certifying accountant (6)
 *21.      Subsidiaries of AMC Entertainment Inc.
 *23. Consent of Coopers & Lybrand, L.L.P. to the use of their report of independent accountants incorporated in Part 8 of this annual report

____________________

  (1) Incorporated by reference from AMCE's Form 10-K report for fiscal year ended March 31, 1994 (File No. 0-12429)
  (2) Incorporated by reference from Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994
  (3) Incorporated by reference from AMCE's Form 8-K (File No.01-12429) dated April 7, 1994
  (4) Incorporated by reference from AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended
  (5) Incorporated by reference from AMCE's Form 10-K report for fiscal year ended April 1, 1993 (File No. 01-12429)
  (6) Incorporated by reference from AMCE's Form 10-Q (File No. 01-12429) dated July 2, 1992
  (7) Incorporated by reference from AMCE's Form S-1 (File No. 2-84675) filed June 22, 1983
  (8) Incorporated by reference from AMCE's Form S-8 (File No. 2-97523) filed July 3, 1984
  (9) Incorporated by reference from AMCE's S-8 and S-3 (File No. 2-97522) filed July 3, 1984
  (10) Incorporated by reference from AMCE's From 8-K File (No. 0-12429) dated December 30, 1986
  (11) Incorporated by reference from AMCE's Form S-8 (File No. 2-92048) filed July 3, 1985
  (12) Incorporated by reference from AMCE's Form 8-K (File No. 0-12429) dated March 4, 1991
  (13) Incorporated by reference from AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993
  (14)      Incorporated by reference from AMCE's Form 10-K
             (File No. 1-12429) report for fiscal year ended March 30, 1995
  (15)      Incorporated by reference from AMCE's Form 10-Q
             (File No.   0-12429) dated October 27, 1995
  (16)      Incorporated by reference from AMCE's Form 10-Q
             (File No.   1-08747) dated November 1, 1994
  (17)      Incorporated by reference from AMCE's Form 10-Q
             (File No.   0-12429) dated February 2, 1996

* - Filed herewith



EXHIBIT 11.

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
            STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
 Years (52) weeks Ended March 28, 1996, March 30, 1995 and March 31, 1994
                  (in thousands, except per share amounts)

                                                 1996      1995      1994
PRIMARY EARNINGS PER SHARE:
Net earnings before extraordinary item        $ 27,371  $ 33,978  $ 15,312
Extraordinary item                             (19,350)        -         -

Net earnings                                     8,021    33,978    15,312
Preferred dividends                             (7,000)   (7,000)     (538)

Net earnings for common shares                  $1,021  $ 26,978  $ 14,774

Average shares for primary earnings per share:
  Weighted average number of
 shares outstanding                             16,513    16,456    16,365
  Stock options and other dilutive items           282       137       156

  Total shares outstanding                      16,795    16,593    16,521

Primary earnings per share
before extraordinary item                       $  1.21   $  1.63   $ 0.89

Primary earnings per share                      $ .06     $  1.63   $ 0.89

FULLY DILUTED EARNINGS PER SHARE:

Net earnings before extraordinary item        $ 27,371  $ 33,978  $ 15,312
Extraordinary item                             (19,350)        -         -

Net earnings                                     8,021    33,978    15,312
Preferred dividends                             (7,000)      n/a      (538)

Net earnings for common shares                  $1,021  $  33,978 $ 14,774


  Weighted average number of
   shares outstanding                           16,513    16,456    16,365
  Stock options and other dilutive items           518       157       185
  Shares issuable upon conversion
 of preferred stock                                n/a     6,896       n/a

  Total shares outstanding                      17,031    23,509    16,550

Fully diluted earnings per share
 before extraordinary item                      $1.20(1)  $1.45(2)   $0.89(1)

Fully diluted earnings per share                $0.06(1)  $1.45(2)   $0.89(1)


(1) Fully diluted earnings per share for 1996 and 1994 excludes conversion of preferred stock.

(2) Fully diluted earnings per share for 1995 includes conversion of preferred stock.

EXHIBIT 21.


               AMC ENTERTAINMENT INC. AND ITS SUBSIDIARIES


AMC ENTERTAINMENT INC.
          American Multi-Cinema, Inc.
             AMC Philadelphia, Inc. (1)
               Budco Theatres, Inc.
             AMC Realty, Inc.
               AMC Canton Realty, Inc.
               Centertainment, Inc.
          AMC Entertainment International, Inc.
             AMC Entertainment International Limited
               AMC Entertainment EspaNa S.A.
               Actividades Multi-Cinemas E Espectaculos, LDA
             AMC De Mexico, S.A., De C.V.
             AMC Europe S.A.
          National Cinema Network, Inc.




Unless otherwise noted all subsidiaries are wholly-owned.

(1)80% owned by American Multi-Cinema, Inc.

EXHIBIT 23.








                    CONSENT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri



We consent to the incorporation by reference in the registration statement of AMC Entertainment Inc. on Form S-8 (File Nos. 33-58129, 2-92048, 2-97522 and 2-97523) of our report dated May 17, 1996, on our audits of the consolidated financial statements and financial statement schedule of AMC Entertainment Inc. as of March 28, 1996, and March 30, 1995, and for each of the three years (52 weeks) ended March 28, 1996, which report is incorporated by reference in this Annual Report on Form 10-K.




/s/ Coopers & Lybrand
Kansas City, Missouri
June 3, 1996