Form 10-Q
period 1996-06-27
AMC ENTERTAINMENT INC
filed 1996-08-01
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 1996

                                    or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to __________

                      Commission File Number 01-12429

                          AMC ENTERTAINMENT INC.
          (Exact name of registrant as specified in its charter)


                                        Delaware 43-1304369
                 (State or other jurisdiction of(I.R.S. Employer
                  incorporation or organization)Identification No.)

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

                             Yes x No ________

                                                          Number of Shares
Title of Each Class of Common Stock            Outstanding as of June 27, 1996

Common Stock, 66 2/3 cents par value                         6,541,731

Class B Stock, 66 2/3 cents par value                       11,157,000

AMC ENTERTAINMENT INC. AND SUBSIDIARIES


                                   INDEX
              Page Number

       PART I.FINANCIAL INFORMATION

      ITEM 1.FINANCIAL STATEMENTS
                  Consolidated Statements of Operations                3
                  Consolidated Balance Sheets                          4
                  Consolidated Statements of Cash Flows              5-6
                  Notes to Consolidated Financial Statements           7
           ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF  FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS                                    8-10


          PART II.OTHER INFORMATION

           ITEM 1.LEGAL PROCEEDINGS                                11-12
           ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K                    12
                  SIGNATURES                                          13

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                            Thirteen
                                                            Weeks Ended
                                                       June 27,  June 29,
                                                         1996       1995
                                                            (Unaudited)
Revenues
 Admissions                                           $106,285  $101,928
 Concessions                                            49,831    46,181
 Other                                                   6,327     5,701

  Total revenues                                       162,443   153,810

Expenses
 Film rentals                                           53,691    51,468
 Concession merchandise                                  9,070     7,761
 Other                                                  71,624    60,772

  Total cost of operations                             134,385   120,001

 Depreciation and amortization                          11,674     9,972
 General and administrative expenses                    11,977    10,223

  Total expenses                                       158,036   140,196

  Operating income                                       4,407    13,614

Other expense (income)
  Interest expense
 Corporate borrowings                                    2,335     5,546
 Capitalized leases                                      2,574     2,763
  Investment income                                       (182)   (2,226)
  Loss (gain) on disposition of assets                     (18)       15

Earnings (loss) before income taxes                       (302)    7,516
Income tax provision                                      (125)    3,100

Net earnings (loss)                                    $  (177)  $ 4,416

Preferred dividends                                      1,546     1,750

Net earnings (loss) for common shares                $  (1,723)  $ 2,666

Earnings per share:

  Primary                                               $(.10)     $.16

  Fully diluted                                         $(.10)     $.16

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)


                                                       June 27,  March 28,
                                                        1996        1996
                                       (Unaudited)

                                      ASSETS
Current assets:
                  Cash and equivalents                $  10,262 $  10,795
 Receivables, net of allowance
  for doubtful accounts of
  $657 as of June 27, 1996,
  and $801 as of March 28, 1996                          20,748    20,503
 Other current assets                                    14,457    15,179

 Total current assets                                    45,467    46,477

Property, net                                           394,695   355,485
Intangible assets, net                                   34,918    36,483
Other long-term assets                                   47,644    45,013

 Total assets                                          $522,724  $483,458


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $  69,033 $  64,353
 Accrued expenses and other liabilities                  38,940    38,319
 Current maturities of corporate
  borrowings and capital lease obligations                3,075     2,904

Total current liabilities                               111,048   105,576

Corporate borrowings                                    161,122   126,127
Capital lease obligations                                58,372    59,141
Other long-term liabilities                              34,931    33,696

 Total liabilities                                      365,473   324,540

Stockholders' equity:
 Cumulative Convertible Preferred Stock;
  3,328,100 shares issued and
  outstanding as of June 27, 1996
  and 4,000,000 shares issued and outstanding
  as of March 28, 1996 (aggregate liquidation
  preference of $83,203 as of
  June 27, 1996, and $100,000 as
  of March 28, 1996)                                      2,219     2,667
 Common Stock; 6,562,231 shares issued
  as of June 27, 1996, and 5,388,880 shares
  issued as of March 28, 1996                             4,375     3,593
 Convertible Class B Stock; 11,157,000 shares
  issued and outstanding                                  7,438     7,438
 Additional paid-in-capital                             107,793   107,986
 Retained earnings                                       35,795    37,603

Less - Common Stock in treasury, at cost,               157,620   159,287
  20,500 shares as of June 27, 1996
   and March 28, 1996                                       369       369

 Total stockholders' equity                             157,251   158,918

Total liabilities and stockholders' equity             $522,724  $483,458

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)


                                                             Thirteen
                                                             Weeks Ended
                                                       June 27,  June 29,
                                                         1996       1995
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                  $  (177)  $ 4,416
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
 Depreciation and amortization                          11,674     9,972
 Loss (gain) on sale of other long-term assets             (18)       15
 Change in assets and liabilities:
 Receivables                                              (245)      196
 Other current assets                                      722       100
 Accounts payable                                        9,145    13,499
 Accrued expenses and other liabilities                 (3,623)    7,549
 Other, net                                                366       770

  Total adjustments                                     18,021    32,101

  Net cash provided by operating activities             17,844    36,517

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (48,674)  (21,220)
  Purchases of available for sale investments                -  (215,862)
  Proceeds from maturities of available
   for sale investments                                      -   163,416
  Other, net                                            (3,144)     (944)

  Net cash used in investing activities                (51,818)  (74,610)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility        35,000         -
  Principal payments under capital lease
   obligations and other                                  (604)     (628)
  Cash overdrafts                                          535         -
  Proceeds from exercise of stock options                  141       668
  Dividends paid on preferred stock                     (1,631)   (1,750)

  Net cash provided by (used in)
   financing activities                                 33,441    (1,710)

NET DECREASE IN CASH AND EQUIVALENTS                      (533)  (39,803)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             10,795    71,233

CASH AND EQUIVALENTS AT END OF PERIOD                $  10,262 $  31,430

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                         Thirteen
                                                         Weeks Ended
                                                    June 27,     June 29,
                                                    1996           1995
                                                         (Unaudited)

Cash paid during the period for:

 Interest (net of amounts capitalized
   of $368 and $656)                              $  5,093       $  2,830

 Income taxes paid (refunded)                       (3,222)           230

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 1996
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         AMC Entertainment Inc. ("AMCE"), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres throughout the United States and in Japan.

         The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 28, 1996. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 28, 1996, are not necessarily indicative of the results to be expected for the fiscal year (53 weeks) ending April 3, 1997.

         The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - EARNINGS PER SHARE

         Primary earnings (loss) per share is computed by dividing net earnings
(loss) less preferred dividends by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. The average shares used in the computations were 16,817,000 for the thirteen weeks ended June 27,1996, and 16,661,000 for the thirteen weeks ended June 29,1995. On a fully-diluted basis, net earnings (loss) and shares outstanding are adjusted to assume conversion of the Cumulative Convertible Preferred Stock, if dilutive. The average shares used in the computations were 16,817,000 for the thirteen weeks ended June 27, 1996 and 16,730,000 for the thirteen weeks ended June 29,1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
         The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional revenues are derived from other sources such as on-screen advertising and video games in theatre lobbies. The Company's principal costs of operations are film rentals, concession merchandise and other expenses such as advertising, payroll, occupancy costs and insurance. Set forth below is a summary of operating revenues for the thirteen week periods ended June 27, 1996, and June 29, 1995.

                                Thirteen                Thirteen
                              Weeks Ended              Weeks Ended
                                      % of Total% of Total
                            6/27/96Revenues6/29/95Revenues
                         (Dollars in thousands)
Revenues
 Admissions                 $106,285          65%     $101,928            66%
 Concessions                  49,831          31        46,181            30
 Other                         6,327           4         5,701             4

  Total                     $162,443         100%     $153,810           100%

Cost of Operations
 Film rentals               $ 53,691          33%       51,468            33%
 Concession merchandise        9,070           6         7,761             5
 Other                        71,624          44        60,772            40

  Total                     $134,385          83%     $120,001            78%


Operating Results

         Total revenues for the thirteen weeks ended June 27, 1996, increased 5.6%, or $8,633,000, to $162,443,000 compared to $153,810,000 for the thirteen weeks ended June 29, 1995. Admissions revenues increased by 4.3% due to a .2% increase in attendance and a 4.2% increase in average ticket prices. Admissions revenues at same theatres, theatres opened prior to the first quarter of fiscal 1996, decreased 8.7% compared to the prior year.
Attendance in the first quarter increased due to the net addition of 158 screens since the first quarter of fiscal 1996 which was offset by a reduction in attendance at same theatres due to a lack of popular film product compared
to the prior year.   Concessions revenues and average concessions per patron
increased by 7.9% and 7.5%, respectively, during the current period.

         Total cost of operations increased 12.0%, or $14,384,000, during the thirteen weeks ended June 27, 1996, to $134,385,000 from $120,001,000 for the thirteen weeks ended June 29, 1995. As a percentage of total revenues, cost of operations was 83% for the first quarter of fiscal 1997 compared to 78% for the same period in the prior year. Film rentals expense increased 4.3% due to higher admissions revenues. Concession merchandise and other costs of operations increased 17.7% from the same period in the prior year due to increases in payroll, concession merchandise, rent and other theatre operating expenses associated with the higher number of screens in operation and due to start-up expenses of new theatres.

         Depreciation and amortization increased 17.1%, or $1,702,000, from $9,972,000 for the thirteen weeks ended June 29, 1995, to $11,674,000 for the current period. This increase resulted primarily from an increase in employed theatre assets in connection with the Company's expansion plans.

         General and administrative expenses increased 17.2%, or $1,754,000, from $10,223,000 for the thirteen weeks ended June 29, 1995, to $11,977,000 for the current period. The increase in general and administrative expenses is primarily attributable to payroll expenses and costs associated with the Company s expansion plans. As a percentage of total revenues, general and administrative expenses increased from 6.6% to 7.4%.

         Interest expense decreased 40.9%, or $3,400,000, to $4,909,000 for the first quarter of fiscal 1997 from $8,309,000 for the same period in the prior year. The decrease in interest expense resulted from lower interest rates under the Company's New Credit Facility.

         Investment income decreased 91.8%, or $2,044,000, during the thirteen weeks ended June 27, 1996, due primarily to a decrease in cash and investments from June 29, 1995 to June 27, 1996. Cash and investments decreased primarily as a result of the Company's redemption of Senior and Senior Subordinated Notes on December 28, 1995.

         Net earnings (loss) decreased $4,593,000 during the thirteen weeks ended June 27, 1996, to ($177,000) from $4,416,000 in the previous year. Net earnings (loss) per common share, after deducting $1,546,000 and $1,750,000 of preferred dividends in fiscal 1997 and 1996, respectively, was ($.10) compared to $.16 for the previous year.

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

         On December 28, 1995, the Company completed the redemption of substantially all of its Senior and Senior Subordinated Notes and entered into a new loan agreement (the "Refinancing Plan"). The Company redeemed $99,383,000 of its 11 7/8% Senior Notes Due 2000 at a total price of $1,117.90 per $1,000 principal amount and $95,096,000 of its outstanding 12 5/8% Senior Subordinated Notes Due 2002 at a total price of $1,144.95 per $1,000 principal amount. The Company utilized cash and investments along with borrowings of $130,000,000 under a new loan agreement to redeem the Senior and Senior Subordinated Notes. The Refinancing Plan was intended to improve the Company's financial and operating flexibility, reduce its net interest expense, extend the average life of its indebtedness and increase its available credit.

         As a part of the Refinancing Plan, the Company entered into a new loan agreement with several banks to provide a revolving credit facility of up to $425,000,000 (the "Credit Facility"). The Credit Facility matures in 2002, permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .25% or .375% on the unused portion of the commitment.
As of June 27, 1996, the Company had outstanding borrowings of $155,000,000 under the Credit Facility at an average rate of 6.0%.

         The Credit Facility contains covenants that generally limit the Company's capital expenditures, as defined in the loan agreement, to $150,000,000 per year plus amounts for unused capital expenditures from the prior year of approximately $34,000,000 and amounts received for assets placed in sale and leaseback or other comparable funding programs . The Company is pursuing various financing programs to allow it to continue with its increased rate of capital expenditures and comply with the terms of the loan agreement. The Company anticipates that its capital expenditures in fiscal 1997 will comply with the limits in the Credit Facility.

         Additionally, other covenants impose limitations on the incurrence of additional indebtedness, creation of liens, a change of control, transactions with affiliates, mergers, investments, guaranties and asset sales. The Company is required to maintain a maximum net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, as defined in the loan agreement, of 4.50 to 1 during the first four years of the Credit Facility and a ratio of 4.0 to 1 thereafter, and a minimum cash flow coverage ratio, as defined in the loan agreement, of 1.40 to 1. The Company does not anticipate that any such covenants will materially impede its operations. As of June 27, 1996, the Company was in compliance with all financial covenants relating to the Credit Facility.

         For the thirteen weeks ended June 27, 1996, the Company had capital expenditures of $48,674,000, primarily for the development of new theatres and the addition of screens at existing locations. The Company anticipates that total capital expenditures, including assets that may be placed in sale and leaseback or other comparable funding programs, will be approximately $260,000,000 for fiscal 1997. The Company believes that cash generated from operations, existing cash and cash equivalents and the unused commitment amount under its Credit Facility will be sufficient to fund operating results and planned capital expenditures for the next twelve months.

         During the thirteen weeks ended June 27, 1996, various holders of the Company's Cumulative Convertible Preferred Stock converted 671,900 shares into 1,158,351 shares of Common Stock. Preferred Stock dividend payments decreased 6.8%, or $119,000, from $1,750,000 for the thirteen weeks ended June 29, 1995 to $1,631,000 for the current period as a result of the conversions. Future conversions will continue to reduce the amount of dividends paid by the Company and increase the number of shares of Common Stock outstanding.

         During the current fiscal year, the Company opened seven leased theatres with 105 screens including its first international theatre, the Canal City 13 in Fukuoka, Japan. In addition, the Company closed two leased theatres with 12 screens resulting in a circuit total of 1,803 screens in 231 theatres as of June 27, 1996. The Company has under construction 7 new leased theatre locations totaling 120 screens, 3 new owned theatres with 76 screens and additions to existing theatres for 16 new screens.

                                   PART II.

ITEM 1.  LEGAL PROCEEDINGS - (OPEN)

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

    Counsel for the parties in the Derivative Action have entered into a Memorandum of Understanding concerning a possible settlement providing for, among other things (i) the discharge of claims against the defendants, (ii) the nomination of two additional outside directors to serve on the Company's Board of Directors and the voting of shares owned by Durwood family members for such nominees in the same proportion as votes cast by all stockholders not affiliated with the Company, its directors and officers, (iii) the sale by members of the Durwood family in an underwritten secondary offering (which will only be made by means of a prospectus) of 3 million shares of the Company's common stock within 12 months after consummation of the proposed merger referred to below, and (iv) the payment by defendants of an aggregate of approximately $1.3 million to persons who were holders of Common Stock on January 1, 1996, other than Durwood, Inc. or members of the Durwood family. The obligation to nominate the additional outside directors would continue for three years, and during this time such directors (serving on one or more committees with not more than one existing director) would be empowered to approve certain related transactions between the Company and members of the Durwood family and certain other affiliates.

    The Memorandum of Understanding is non-binding pending the completion of certain discovery by plaintiffs and the execution by the parties and submission to the Court of a formal Stipulation of Settlement incorporating its terms. The Stipulation of Settlement will be conditioned upon consummation of a proposed merger between the Company and Durwood, Inc., which is presently being negotiated, and will require Court approval.

    The Company is named as a defendant in a number of other lawsuits arising in the normal course of its business. Management does not expect that any actions to which the Company is a party will result in a material loss to the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits




                                   EXHIBIT INDEX

EXHIBIT
    NUMBER    DESCRIPTION


      3.1.Certificate of Incorporation of AMC Entertainment Inc. (1) 3.2.Certificate of Designations relating to $1.75 Cumulative
          Convertible Preferred Stock (2)
      3.3.Bylaws of AMC Entertainment Inc. (1)
      3.4.Articles of Incorporation, as amended, of American Multi-Cinema,
          Inc. (3)
      3.5.Bylaws of American Multi-Cinema, Inc. (3)
      3.6.Certificate of Incorporation, as amended, of AMC Philadelphia, Inc.
          (3)
      3.7.Bylaws of AMC Philadelphia, Inc. (3)
      3.8.Certificate of Incorporation, as amended, of AMC Realty, Inc. (3) 3.9.Bylaws of AMC Realty, Inc. (3)
     3.10.Certificate of Incorporation, as amended, of AMC Canton Realty,
          Inc. (3)
     3.11.Bylaws of AMC Canton Realty, Inc. (3)
     3.12.Certificate of Incorporation, as amended, of Budco Theatres, Inc.
          (3)
     3.13.Bylaws of Budco Theatres, Inc. (3)

*10.1.    Employment agreement between American Multi-Cinema, Inc. and
          Richard M. Fay
      *11.Computation of Per Share Earnings

  (1) Incorporated by reference from Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994
  (2) Incorporated by reference from AMCE's Form 8-K (File No. 01-12429) dated April 7, 1994
  (3) Incorporated by reference from AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended

* - Filed herewith


 (b)Reports on Form 8-K

  On May 6, 1996, the Company filed a Form 8-K reporting under Item 5 a proposed merger of the Company with the Company's parent, Durwood, Inc.


                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AMC ENTERTAINMENT INC.




 Date: July 31, 1996
 /s/ Peter C. Brown
   Peter C. Brown
   Executive Vice President and
   Chief Financial Officer



 Date: July 31, 1996
 /s/ Richard L. Obert
   Richard L. Obert
   Senior Vice President-
   Chief Accounting and
   Information Officer

EXHIBIT 11.

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
          STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
                 (in thousands, except per share amounts)

                                                       Thirteen
                                                     Weeks Ended
                                                   June 27,      June 29,
                                                     1996          1995

PRIMARY EARNINGS PER SHARE


 Net earnings (loss)                               $   (177)    $  4,416
 Preferred dividends                                 (1,546)      (1,750)

Net earnings (loss) for common shares               $(1,723)    $  2,666
Average shares for primary earnings per share:
  Weighted average number of shares outstanding      16,817       16,468
  Stock options whose effect is dilutive              n/a (1)        193

  Total shares outstanding                           16,817       16,661

Primary earnings (loss) per share                    $ (.10)       $0.16

FULLY DILUTED EARNINGS PER SHARE


Net earnings (loss)                                $   (177)    $  4,416
Preferred dividends                                  (1,546)      (1,750)

Net earnings (loss) for common shares               $(1,723)    $  2,666
Average shares for fully diluted earnings per share:
  Weighted average number of shares outstanding      16,817       16,468
  Stock options whose effect is dilutive              n/a (1)        262
  Shares issuable upon conversion of
   preferred stock                                    n/a (1)      n/a (1)

  Total shares outstanding                           16,817       16,730

Fully diluted earnings (loss) per share              $ (.10)      $  .16


(1) Shares from stock options and conversion of preferred stock are excluded from the primary and fully diluted earnings per share calculation because they are anti-dilutive.