Form 10-Q
period 1996-09-26
AMC ENTERTAINMENT INC
filed 1996-11-07
CIK 722077

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                                FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 1996

                                    or

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

                             Yes x No ________

                                                      Number of Shares
Title of Each Class of Common Stock      Outstanding as of September 26, 1996

Common Stock, 66 2/3 cents par value                         6,549,489

Class B Stock, 66 2/3 cents par value                       11,157,000

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES


                                   INDEX
                                                         Page Number

          PART I.FINANCIAL INFORMATION

      ITEM 1.FINANCIAL STATEMENTS
                 Consolidated Statements of Operations         3
                 Consolidated Balance Sheets                   4
                 Consolidated Statements of Cash Flows         5-6
                 Notes to Consolidated Financial Statements    7
          ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS          8-13
                  OF  FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS

         PART II.OTHER INFORMATION

          ITEM 1.LEGAL PROCEEDINGS                             13-14
          ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K              15
                  SIGNATURES                                   16

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share amounts)

                                    Thirteen               Twenty-six
                                    Weeks Ended            Weeks Ended
                             09/26/96   09/28/95   09/26/96  09/28/95
                             (Unaudited)(Unaudited)
Revenues
 Admissions                       $133,826   $121,865    $240,111  $223,793
 Concessions                        61,940     56,658     111,771   102,839
 Other                               7,293      6,543      13,620    12,244

Total revenues                     203,059    185,066     365,502   338,876

 Film rentals                       70,897     63,825     124,588   115,293
 Concession merchandise              9,555      8,439      18,080    15,673
 Other                              76,885     64,619     149,054   125,918

Total cost of operations           157,337    136,883     291,722   256,884

 Depreciation and amortization      12,740     10,471      24,414    20,443
 General and administrative
  expenses                          10,526     13,695      22,503    23,918

Total expenses                     180,603    161,049     338,639   301,245

Operating income                    22,456     24,017      26,863    37,631

Other expense (income)
  Interest expense
 Corporate borrowings                2,278      5,599       4,613    11,145
 Capitalized leases                  2,574      2,719       5,148     5,482
  Investment income                   (139)    (2,440)       (321)   (4,666)
  Loss on disposition
of assets                               49        123          31       138

Earnings before income taxes        17,694     18,016      17,392    25,532
Income tax provision                 7,125      7,400       7,000    10,500

Net earnings                     $  10,569  $  10,616   $  10,392 $  15,032

Preferred dividends                  1,454      1,750       3,000     3,500

Net earnings for
 common shares                     $ 9,115    $ 8,866     $ 7,392 $  11,532

Earnings per share:

  Primary                            $.51      $.53        $.42       $.69

  Fully diluted                      $.44      $.45        $.42       $.63

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)

                                                  September 26,  March 28,
                                                        19961996
                                       (Unaudited)
                                      ASSETS
Current assets:
 Cash and equivalents                                $ 9,137    $  10,795
 Receivables, net of allowance
  for doubtful accounts of $729 as
  of September 26, 1996, and $801
  as of March 28, 1996                                23,095       20,503
 Other current assets                                 14,598       15,179

 Total current assets                                 46,830       46,477

Property, net                                        427,281      355,485
Intangible assets, net                                33,527       36,483
Other long-term assets                                49,840       45,013

 Total assets                                       $557,478     $483,458

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $  54,887     $ 59,353
 Accrued expenses and other liabilities               44,081       43,319
 Current maturities of corporate
  borrowings and capital lease obligations             3,246        2,904

 Total current liabilities                           102,214      105,576

Corporate borrowing                                  193,117      126,127
Capital lease obligations                             57,604       59,141
Other long-term liabilities                           38,147       33,696

Total liabilities                                    391,082      324,540

Stockholders' equity:
 Cumulative Convertible Preferred Stock; 3,323,600
  shares issued and outstanding as of
  September 26, 1996 and 4,000,000 shares
  issued and outstanding as of March 28, 1996
  (aggregate liquidation preference of
  $83,090 as of September 26, 1996, and $100,000
  as of March 28, 1996)                                2,216        2,667
 Common Stock; 6,569,989 shares issued as of
  September 26, 1996, and 5,388,880 shares
  issued as of March 28, 1996                          4,380        3,593
 Convertible Class B Stock; 11,157,000
  shares issued and outstanding                        7,438        7,438
 Additional paid-in-capital                          107,791      107,986
 Foreign currency translation adjustment                  30            -
 Retained earnings                                    44,910       37,603

Less - Common Stock in treasury, at cost,            166,765      159,287
  20,500 shares as of September 26, 1996
  and March 28, 1996                                     369          369

 Total stockholders' equity                          166,396      158,918

Total liabilities and stockholders' equity          $557,478     $483,458


                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                         Twenty-six
                                                          Weeks Ended
                                                   09/26/96   09/28/95
INCREASE (DECREASE) IN CASH AND EQUIVALENTS         (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                    $  10,392   $  15,032
  Adjustments to reconcile net earnings to
net cash provided by operating activities:
 Depreciation and amortization                       24,414      20,443
 Loss on sale of other long-term assets                  31         138
 Change in assets and liabilities:
  Receivables                                        (2,592)     (3,258)
  Other current assets                                  581        (278)
  Accounts payable                                   (7,269)        793
  Accrued expenses and other liabilities              3,965       7,916
 Other, net                                             527       2,424

Total adjustments                                    19,657      28,178

  Net cash provided by operating activities          30,049      43,210

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (92,082)    (42,155)
  Purchases of available for sale investments             -    (344,699)
  Proceeds from maturities of available
for sale investments                                      -     304,651
  Proceeds from disposition of other
long-term assets                                        180         719
  Other, net                                         (6,546)     (2,685)

  Net cash used in investing activities             (98,448)    (84,169)

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving
credit facility                                      67,000           -
  Principal payments under capital lease
obligations and other                                (1,208)     (1,253)
  Cash overdrafts                                     3,602           -
  Proceeds from exercise of stock options               141         878
  Dividends paid on preferred stock                  (3,085)     (3,500)

  Net cash provided by (used in)
financing activities                                 66,450      (3,875)

  Effect of exchange rate changes on
cash and equivalents                                    291           -

NET DECREASE IN CASH AND EQUIVALENTS                 (1,658)    (44,834)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          10,795      71,233

CASH AND EQUIVALENTS AT END OF PERIOD               $ 9,137   $  26,399

                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                       Twenty-six
                                                        Weeks Ended
                                                    09/26/96   09/28/96
                                                          (Unaudited)

Cash paid during the period for:

 Interest (net of amounts capitalized
  of $999 and $1,264)                               $10,620    $ 17,264

 Income taxes paid (refunded)                        (1,617)      5,802

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 26, 1996
                            (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

       AMC Entertainment Inc. ("AMCE"), through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres throughout the United States and in Japan. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc. ("NCN").

       The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 28, 1996. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 26, 1996, are not necessarily indicative of the results to be expected for the fiscal year (53 weeks) ending April 3, 1997.

       The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

NOTE 2 - EARNINGS PER SHARE

       Primary earnings per share is computed by dividing net earnings less preferred dividends by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. The average shares used in the computations were 17,943,000 and 17,534,000 for the thirteen and twenty-six weeks ended September 26, 1996, respectively, and 16,822,000 and 16,742,000 for the thirteen and twenty-six weeks ended September 28, 1995. On a fully-diluted basis, net earnings and shares outstanding are adjusted to assume conversion of the Cumulative Convertible Preferred Stock, if dilutive. The average shares used in the computations were 23,866,000 and 17,726,000 for the thirteen and twenty-six weeks ended September 26, 1996, respectively, and 23,763,000 and 23,731,000 for the thirteen and twenty-six weeks ended September 28, 1995, respectively.

NOTE 3 - MERGER WITH PARENT

       In May 1996, the Company announced that it was negotiating with its majority stockholder, Durwood, Inc. ("DI"), to merge DI into the Company with the Company remaining as the surviving entity. As currently proposed, shares of DI stock would be exchanged for shares of the Company's stock. Shares held by stockholders other than DI would be unaffected by the merger. The Company has appointed a special committee of non-management directors to consider and negotiate the proposed merger. A condition to the transaction will be that it be approved by the holders of a majority of the shares of common stock, other than DI, members of the Durwood family and officers and directors of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

General
       The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional revenues are derived from other sources such as the Company's on-screen advertising business and video games in theatre lobbies. The Company's principal costs of operations are film rentals, concession merchandise, rent and other expenses such as payroll, advertising, utilities and insurance. Set forth below is a summary of operating revenues and costs of operations for the thirteen and twenty-six week periods ended September 26, 1996, and September 28, 1995, respectively.

                       Thirteen            Thirteen              Twenty-six          Twenty-six
                     Weeks Ended         Weeks Ended             Weeks Ended        Weeks ended
                             % of Total            % of Total            % of Total             % of Total
                    9/26/96   Revenues   9/28/95    Revenues    9/26/96   Revenues     9/28/95   Revenues
                                       (Dollars in thousands)
Revenues
 Admissions        $133,826       66%    $121,865       66%    $240,111       66%     $223,793       66%
 Concession          61,940       31       56,658       31      111,771       31       102,839       30
 Other                7,293        3        6,543        3       13,620        3        12,244        4

  Total            $203,059      100%    $185,066      100%    $365,502     100%      $338,876      100%

Cost of Operations
 Film rentals     $  70,897       35%   $  63,825       34%    $124,588       34%     $115,293       34%
 Concession
  merchandise         9,555        5        8,439        5       18,080        5        15,673        5
 Rent                19,632       10       16,389        9       37,859       10        32,220       10
 Other               57,253       27       48,230       26      111,195       31        93,698       27

  Total            $157,337       77%    $136,883       74%    $291,722       80%     $256,884       76%

Operating Results

  Thirteen Weeks Ended September 26, 1996 and September 28, 1995
       Total revenues for the thirteen weeks ended September 26, 1996, increased 9.7%, or $17,993,000, to $203,059,000 compared to $185,066,000 for the thirteen weeks ended September 28, 1995. Admissions revenues increased by 9.8% due to a 3.5% increase in attendance and a 6.1% increase in average ticket prices. The increase in total attendance during the period occurred primarily as a result of the opening of 179 screens since the second quarter of fiscal 1996. Attendance at same theatres declined during the period due to a lack of popular film product compared to the prior year resulting in a 7.0% decrease in admissions revenues at same theatres. Concessions revenues increased by 9.3% due to a 3.5% increase in attendance and a 5.7% increase in average concessions per patron. The increase in average concessions per patron is attributable to higher consumption at new theatres as well as new concession products. Other revenues increased 11.5% due primarily to a 24.9% increase in revenues from the Company's on-screen advertising business.

       Total cost of operations increased 14.9%, or $20,454,000, during the thirteen weeks ended September 26, 1996, to $157,337,000 from $136,883,000 for the thirteen weeks ended September 28, 1995. As a percentage of total revenues, cost of operations was 77% for the second quarter of fiscal 1997 compared to 74% for the same period in the prior year. Film rentals expense increased 11.1% due to higher admissions revenues. As a percentage of admissions revenues, film rentals expense increased from 52.4% to 53.0%. The 13.2% increase in concession merchandise cost is attributable to the increase in consumption by patrons and higher product costs. As a percentage of concession revenues, concession merchandise cost increased from 14.9% to 15.4%. Rent increased 19.8%, primarily from the higher number of screens in operation and costs of the new theatre operations in Japan. Other costs of operations increased 18.7% from the same period in the prior year primarily due to the higher number of screens in operation. The increase in other costs of operations as a percentage of total revenues was primarily attributable to the decline in revenues at same theatres, payroll, advertising expenses associated with the opening of new theatres, costs of the new theatre operations in Japan and costs associated with the Company's on-screen advertising business.

       Depreciation and amortization increased 21.7%, or $2,269,000, from $10,471,000 for the thirteen weeks ended September 28, 1995, to $12,740,000 for the current period. This increase resulted primarily from an increase in employed theatre assets in connection with the Company's expansion plans.

       General and administrative expenses decreased 23.1%, or $3,169,000, from $13,695,000 for the thirteen weeks ended September 28, 1995, to $10,526,000 for the current period. The decrease in general and administrative expenses is primarily attributable to severance payments for two former executive officers during the thirteen weeks ended September 28, 1995 and a decrease in bonus expense related to the decline in the Company's operating performance . As a percentage of total revenues, general and administrative expenses decreased from 7.4% to 5.2%.

       Operating income decreased 6.5%, or $1,561,000, during the thirteen weeks ended September 26, 1996 to $22,456,000 from $24,017,000. The decrease in operating income resulted primarily from the lack of popular film product and operating losses during the period associated with the Company's on-screen advertising business and new theatre operations in Japan, offset in part by a decrease in general and administrative expenses.

       Interest expense decreased 41.7%, or $3,466,000, to $4,852,000 for the second quarter of fiscal 1997 from $8,318,000 for the same period in the prior year. The decrease in interest expense resulted from lower interest rates under the Company's New Credit Facility.

       Investment income decreased 94.3%, or $2,301,000, during the thirteen weeks ended September 26, 1996, due primarily to a decrease in cash and investments from September 28, 1995 to September 26, 1996. Cash and investments decreased primarily as a result of the Company's redemption of Senior and Senior Subordinated Notes on December 28, 1995.

       Net earnings decreased $47,000 during the thirteen weeks ended September 26, 1996, to $10,569,000 from $10,616,000 in the previous year. Net earnings per common share, after deducting $1,454,000 and $1,750,000 of preferred dividends in fiscal 1997 and 1996, respectively, was $.51 compared to $.53 for the previous year.

  Twenty-Six Weeks Ended September 26, 1996 and September 28, 1995
       Total revenues for the twenty-six weeks ended September 26, 1996, increased 7.9%, or $26,626,000, to $365,502,000 compared to $338,876,000 for the twenty-six weeks ended September 28, 1995. Admissions revenues increased by 7.3% due to a 2.0% increase in attendance and a 5.3% increase in average ticket prices. The increase in total attendance during the period occurred primarily as a result of the opening of 179 screens since the second quarter of fiscal 1996. Attendance at same theatres declined during the period due to a lack of popular film product compared to the prior year resulting in a 8.0% decrease in admissions revenues at same theatres. Concessions revenues increased by 8.7% due to a 2.0% increase in attendance and a 6.3% increase in average concessions per patron. The increase in average concessions per patron is attributable to higher consumption at new theatres as well as new concession products. Other revenues increased 11.2% due primarily to a 16.6% increase in revenues from the Company's on-screen advertising business.

       Total cost of operations increased 13.6%, or $34,838,000, during the twenty-six weeks ended September 26, 1996, to $291,722,000 from $256,884,000 for the twenty-six weeks ended September 28, 1995. As a percentage of total revenues, cost of operations was 80% for the twenty-six weeks ended September 26, 1996 compared to 76% for the same period in the prior year. Film rentals expense increased 8.1% due to higher admissions revenues. As a percentage of admissions revenues, film rentals expense increased from 51.5% to 51.9%. The 15.4% increase in concession merchandise cost is attributable to the increase in consumption by patrons and higher product costs. As a percentage of concession revenues, concession merchandise cost increased from 15.2% to 16.2%. Rent increased 17.5% primarily from the higher number of screens in operation and costs of the new theatre operations in Japan. Other costs of operations increased 18.7% from the same period in the prior year primarily due to the higher number of screens in operation. The increase in other costs of operations as a percentage of total revenues was primarily attributable to the decline in revenues at same theatres, payroll, advertising expenses associated with the opening of new theatres, costs of the new theatre operations in Japan and costs associated with the Company's on-screen advertising business.

       Depreciation and amortization increased 19.4%, or $3,971,000, from $20,443,000 for the twenty-six weeks ended September 28, 1995, to $24,414,000 for the current period. This increase resulted primarily from an increase in employed theatre assets in connection with the Company's expansion plans.

       General and administrative expenses decreased 5.9%, or $1,415,000, from $23,918,000 for the twenty-six weeks ended September 28, 1995, to $22,503,000 for the current period. The decrease in general and administrative expenses is primarily attributable to severance payments for two former executive officers during the thirteen weeks ended September 28, 1995 and a decrease in bonus expense related to the decline in the Company's operating performance. These decreases in general and administrative expenses were partially offset by additional employee benefit expenses and costs associated with the Company's development of theatres in the United States and certain international markets. As a percentage of total revenues, general and administrative expenses decreased from 7.1% to 6.2%.

       Operating income decreased 28.6%, or $10,768,000, during the twenty-six weeks ended September 26, 1996 to $26,863,000 from $37,631,000 in the previous year. The decrease in operating income resulted primarily from the lack of popular film product and operating losses during the period associated with the Company's on-screen advertising business and new theatre operations in Japan, offset in part by a decrease in general and administrative expenses.

       Interest expense decreased 41.3%, or $6,866,000, to $9,761,000 for the twenty-six weeks ended September 26, 1996 from $16,627,000 for the same period in the prior year. The decrease in interest expense resulted from lower interest rates under the Company's new Credit Facility.

       Investment income decreased 93.1%, or $4,345,000, during the twenty-six weeks ended September 26, 1996, due primarily to a decrease in cash and investments from September 28, 1995 to September 26, 1996. Cash and investments decreased primarily as a result of the Company's redemption of Senior Notes and Senior Subordinated Notes on December 28, 1995.

       Net earnings decreased $4,640,000 during the twenty-six weeks ended September 26, 1996, to $10,392,000 from $15,032,000 in the previous year. Net earnings per common share, after deducting $3,000,000 and $3,500,000 of preferred dividends in fiscal 1997 and 1996, respectively, was $.42 compared to $.69 for the previous year.

Liquidity and Capital Resources
       The forward looking statements included in this section, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to the Company's ability to enter into various financing programs, the performance of film product and other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

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

       On December 28, 1995, the Company completed the redemption of substantially all of its Senior Notes and Senior Subordinated Notes and entered into a new loan agreement (the "Refinancing Plan"). The Company redeemed $99,383,000 of its 11 7/8% Senior Notes Due 2000 at a total price of $1,117.90 per $1,000 principal amount and $95,096,000 of its outstanding 12 5/8% Senior Subordinated Notes Due 2002 at a total price of $1,144.95 per $1,000 principal amount. The Company utilized cash and investments along with borrowings of $130,000,000 under a new loan agreement to redeem the Senior and Senior Subordinated Notes. The Refinancing Plan was intended to improve the Company's financial and operating flexibility, reduce its net interest expense, extend the average life of its indebtedness and increase its available credit.

       As a part of the Refinancing Plan, the Company entered into a new loan agreement with several banks to provide a revolving credit facility of up to $425,000,000 (the "Credit Facility"). The Credit Facility matures in 2002, permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .25% or .375% on the unused portion of the commitment. As of September 26, 1996, the Company had outstanding borrowings of $187,000,000 under the Credit Facility at an average rate of 6.08%.

       The Credit Facility contains covenants that generally limit the Company's capital expenditures, as defined in the loan agreement, to $150,000,000 per year plus amounts for unused capital expenditures from the prior year of approximately $34,000,000 and proceeds received from sale/leaseback transactions or other comparable financing programs. The Company is presently pursuing a sale/leaseback transaction that will allow it to continue with its increased rate of capital expenditures and comply with the terms of the loan agreement.

       Additionally, other covenants impose limitations on the incurrence of additional indebtedness, creation of liens, a change of control, transactions with affiliates, mergers, investments, guaranties and asset sales. The Company is required to maintain a maximum net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, as defined in the loan agreement, of 4.50 to 1 during the first four years of the Credit Facility and a ratio of 4.0 to 1 thereafter, and a minimum cash flow coverage ratio, as defined in the loan agreement, of 1.40 to 1. The Company does not anticipate that any such covenants will materially impede its operations. As of September 26, 1996, the Company was in compliance with all financial covenants relating to the Credit Facility.

       For the twenty-six weeks ended September 26, 1996, the Company had capital expenditures of $92,082,000, primarily for the development of new theatres and the addition of screens at existing locations. The Company anticipates that total capital expenditures, including assets that may be placed in sale/leaseback or other comparable financing programs, will be approximately $260,000,000 for fiscal 1997. The Company believes that cash generated from operations, existing cash and cash equivalents, amounts which the Company anticipates receiving for assets placed in sale/leaseback programs and the unused commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next twelve months.

       During the twenty-six weeks ended September 26, 1996, various holders of the Company's Cumulative Convertible Preferred Stock converted 676,400 shares into 1,166,109 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. Preferred Stock dividend payments decreased 11.9%, or $415,000, from $3,500,000 for the twenty-six weeks ended September 28, 1995 to $3,085,000 for the current period as a result of the conversions. Future conversions will continue to reduce the amount of dividends paid by the Company and increase the number of shares of Common Stock outstanding.

       During the current fiscal year, the Company opened 8 leased theatres with 129 screens including its first international theatre, the Canal City 13 in Fukuoka, Japan. In addition, the Company closed 4 leased theatres with 19 screens resulting in a circuit total of 1,820 screens in 230 theatres as of September 26, 1996. The Company has under construction 9 new leased theatre locations totaling 160 screens, 3 new owned theatres with 76 screens, 1 theatre with 24 screens leased pursuant to a ground lease and additions to existing theatres for 16 new screens.


Other

  In May 1996, the Company announced that it was negotiating with its majority stockholder, Durwood, Inc. ("DI"), to merge DI into the Company with the
Company remaining as the surviving entity. As currently proposed, shares of DI stock would be exchanged for shares of the Company's stock. Shares held by stockholders other than DI would be unaffected by the merger. The Company has appointed a special committee of non-management directors to consider and negotiate the proposed merger. A condition to the transaction will be that it be approved by the holders of a majority of the shares of common stock, other than DI, members of the Durwood family and officers and directors of the Company.

        DI is primarily a holding company with no significant operations or net assets other than its majority ownership of shares of the Company. Although the merger is essentially a corporate reorganization, generally accepted accounting principles require that the transaction be treated as if DI had acquired the minority interest in the Company. Accordingly, the purchase method of accounting will be used to account for the merger, resulting in the allocation of the purchase price to the net assets of the Company based upon their
estimated fair value.   Management is presently determining the fair values of
the Company's assets and liabilities. Pending the completion of this analysis, management is unable to estimate whether the results of any future period will be materially affected. Management does not believe that the transaction will have a significant affect on the Company's liquidity or capital resources.

       Congress recently passed legislation to increase the federal minimum hourly wage paid to hourly wage employees over a two year period. This recent legislation will increase the aggregate average hourly wage paid by the Company. The Company intends to relieve the cost pressure from the minimum wage increase by pursuing better labor and operating efficiencies as well as some price adjustments for theatres in certain markets. The effect of such legislation is not expected to have a material adverse affect on the Company's results of operations, liquidity or financial position.

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

       On October 10, 1996, counsel for the parties in the Derivative Action entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement Agreement") providing for, among other things (i) the discharge of claims against the defendants, (ii) the nomination of two additional outside directors to serve on the Company's Board of Directors and the voting of the shares owned by Durwood family members for such nominees in the same proportion as votes cast by all stockholders not affiliated with the Company, its directors and officers, (iii) the sale by members of the Durwood family in an underwritten secondary offering (which will only be made by means of a prospectus) of 3 million shares of the Company's common stock within 12 months after consummation of the proposed merger referred to below, and (iv) the payment by defendants of an aggregate of approximately $1.3 million to persons who were holders of the Company's common stock on January 2, 1996, other than Durwood, Inc. or members of the Durwood family.

       The obligation to nominate the additional outside directors would continue for three years, and during this time such directors would be empowered to approve, (i) certain transactions between the Company and members of the Durwood family, and (ii) together with either of the directors who presently serves on the Company's Audit Committee, all other related-party transactions with certain other affiliates of the Company.

       The Settlement Agreement will require court approval and is conditioned upon, among other things, the consummation of a proposed merger between the Company and Durwood, Inc., which is presently being negotiated.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


                                 EXHIBIT INDEX

EXHIBIT
    NUMBERDESCRIPTION


   3.1. Amended and Restated Certificate of Incorporation of AMC Entertainment Inc. (1)
   3.2. Certificate of Designations relating to $1.75 Cumulative Convertible Preferred Stock (2)
   3.3.        Bylaws of AMC Entertainment Inc. (1)
   3.4.        Articles of Incorporation, as amended, of American Multi-Cinema,
               Inc. (3)
   3.5.        Bylaws of American Multi-Cinema, Inc. (3)
   3.6.        Certificate of Incorporation, as amended, of AMC Philadelphia,
               Inc. (3)
   3.7.        Bylaws of AMC Philadelphia, Inc. (3)
   3.8.        Certificate of Incorporation, as amended, of AMC Realty, Inc. (3)
   3.9.        Bylaws of AMC Realty, Inc. (3)
   3.10.      Certificate of Incorporation, as amended, of AMC Canton Realty,
               Inc. (3)
   3.11.      Bylaws of AMC Canton Realty, Inc. (3)
   3.12.      Certificate of Incorporation, as amended, of Budco Theatres,
              Inc. (3)
   3.13.      Bylaws of Budco Theatres, Inc. (3)

   *11.       Computation of Per Share Earnings
   *27.       Financial Data Schedule

  (1) Incorporated by reference from Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994
  (2) Incorporated by reference from AMCE's Form 8-K (File No. 01-12429) dated April 7, 1994
  (3) Incorporated by reference from AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended

* - Filed herewith


 (b)Reports on Form 8-K

    No reports on Form 8-K were filed or required to be filed for the thirteen weeks ended September 26, 1996.


                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AMC ENTERTAINMENT INC.




 Date: November 6, 1996                        /s/ Peter C. Brown
                                               Peter C. Brown
                                               Executive Vice President and
                                               Chief Financial Officer



 Date: November 6, 1996                         /s/ Richard L. Obert
                                                Richard L. Obert
                                                Senior Vice President-
                                                Chief Accounting and
                                                Information Officer

EXHIBIT 11.

                    AMC ENTERTAINMENT INC. AND SUBSIDIARIES
            STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
                   (in thousands, except per share amounts)

                                                        Twenty-Six
                                                         Weeks Ended
                                                   09/26/96     09/28/95


PRIMARY EARNINGS PER SHARE


Net earnings                                        $10,392     $15,032
Preferred dividends                                  (3,000)     (3,500)

Net earnings for common shares                     $  7,392     $11,532

Average shares for primary earnings per share:
  Weighted average number of shares outstanding      17,261      16,500
  Stock options whose effect is dilutive                273         242

  Total shares outstanding                           17,534      16,742

Primary earnings per share                           $0.42        $0.69


FULLY DILUTED EARNINGS PER SHARE


Net earnings                                        $10,392     $15,032
Preferred dividends                                  (3,000)        n/a

Net earnings for common shares                     $  7,392     $15,032

Average shares for fully diluted
  earnings per share:
  Weighted average number of shares outstanding      17,261      16,500
  Stock options whose effect is dilutive                465         335
  Shares issuable upon conversion of
   preferred stock                                      n/a (2)   6,896  (1)

  Total shares outstanding                           17,726      23,731

Fully diluted earnings per share                     $ 0.42       $0.63


(1) Shares from conversion of preferred stock are included in the fully diluted earnings per share calculation because they are dilutive.

(2) Shares from conversion of preferred stock are excluded from the fully diluted earnings per share calculation because they are anti-dilutive.