Form 10-Q
period 1996-12-26
AMC ENTERTAINMENT INC
filed 1997-02-03
CIK 722077

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 1996

                                    or

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

                                          Number of Shares Outstanding
Title of Each Class of Common Stock         as of December 26, 1996

Common Stock, 66 2/3 cents par value                  6,549,489

Class B Stock, 66 2/3 cents par value                11,157,000

                    AMC ENTERTAINMENT INC. AND SUBSIDIARIES


                                   INDEX
                                                            Page Number

PART I.         FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS
                Consolidated Statements of Operations         3
                Consolidated Balance Sheets                   4
                Consolidated Statements of Cash Flows         5-6
                Notes to Consolidated Financial Statements    7

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF  FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                8-15

PART II.        OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS                              16
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS                           17

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K               18

                SIGNATURES                                     19

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)

                                      Thirteen                 Thirty-nine
                                      Weeks Ended             Weeks Ended
                               December 26, December 28,December 26,December 28,
                                   1996         1995       1996        1995
                                   ----         ----       ----        ----
                                        (Unaudited)          (Unaudited)
Revenues
 Admissions                     $104,588    $100,944    $344,699  $ 324,737
 Concessions                      47,584      45,484     159,355    148,323
 Other                            11,020       8,542      23,501     19,801
                                 --------    --------    --------   --------

     Total revenues              163,192     154,970     527,555    492,861

Expenses

 Film rentals                     52,752      50,761     177,340    166,054
 Concession merchandise            8,195       7,218      26,275     22,891
 Other                            69,017      59,706     213,912    182,475
                                 --------    --------    --------   --------

     Total cost
      of operations              129,964     117,685     417,527    371,420
 Depreciation and
  amortization                    13,129      10,399      37,543     30,842
 General and
  administrative expenses         14,410      12,004      39,933     38,086
                                 --------    --------    --------   --------

     Total expenses              157,503     140,088     495,003    440,348
                                 --------    --------    --------   --------

     Operating income              5,689      14,882      32,552     52,513

Other expense (income)
  Interest expense
   Corporate borrowings            3,044       5,259       7,657     16,404
   Capitalized leases              2,231       2,624       7,379      8,106
 Investment income                  (343)     (1,958)       (664)    (6,624)
 Loss (gain) on
 disposition of assets                53        (159)         84        (21)
                                 --------    --------    --------   --------

Earnings before income taxes
 and extraordinary item              704       9,116      18,096     34,648
Income tax provision                 285       3,800       7,285     14,300
                                 --------    --------    --------   --------

Net earnings before
 extraordinary item                  419       5,316      10,811     20,348
Extraordinary item
  - Loss on early
 extinguishment of debt
 (net of income tax
 benefit of $13,400)                   -     (19,350)          -     (19,350)
                                 --------    --------    --------   --------

Net earnings (loss)           $      419    $(14,034)   $ 10,811    $    998
                                 ========    ========    ========   ========

Preferred dividends                1,454       1,750       4,454      5,250
                                 --------    --------    --------   --------

Net earnings (loss)
 for common shares             $  (1,035)   $(15,784)  $   6,357  $  (4,252)
                                 ========    ========    ========  ========
Earnings (loss) per
  share before
  extraordinary item:

Primary                        $(.06)        $    .21   $ .36     $  .90
                              =======        =========  =======   =========


Fully diluted                  $(.06)        $ .21      $ .36     $  .89
                             ========        =========  =======  ========

Earnings (loss) per share:
Primary                        $(.06)        $(.93)     $ .36     $ (.25)
                             ========       ========    ========  ========

Fully diluted                  $(.06)        $(.93)     $ .36     $ (.25)
                             ========       ========    ========  ========
             See Notes to Consoldidated Financial Statements.



                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)

                                                   December 26,  March 28,
                                                      1996         1996
                                                      ----         ----
                                                   (Unaudited)
                                  ASSETS
 Current assets:
 Cash and equivalents                               $ 18,436    $  10,795
 Receivables, net of allowance
 for doubtful accounts of
 $806 as of December 26, 1996, and $801
 as of March 28, 1996                                 27,967       20,503
 Other current assets                                 15,755       15,179
                                                     --------    --------
 Total current assets                                 62,158       46,477

Property, net                                        487,326      355,485
Intangible assets, net                                32,250       36,483
Other long-term assets                                58,006       45,013
                                                     --------    --------
 Total assets                                       $639,740     $483,458
                                                     ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $ 57,433    $  59,353
 Accrued expenses and other liabilities               46,315       43,319
 Current maturities of corporate borrowings and
  capital lease obligations                            3,417        2,904
                                                     --------    --------

Total current liabilities                            107,165      105,576

Corporate borrowing                                  271,112      126,127
Capital lease obligations                             56,172       59,141
Other long-term liabilities                           40,579       33,696
                                                     --------    --------
  Total liabilities                                  475,028      324,540

Stockholders' equity:
 Cumulative Convertible Preferred Stock;
  3,323,600 shares issued and outstanding
  as of December 26, 1996 and
  4,000,000 shares issued and outstanding
  as of March 28, 1996 (aggregate liquidation
  preference of $83,090 as of
  December 26, 1996, and $100,000
  as of March 28, 1996)                                2,216        2,667
 Common Stock; 6,569,989 shares issued as of
  December 26, 1996, and 5,388,880 shares
  issued as of March 28, 1996                          4,380        3,593
 Convertible Class B Stock; 11,157,000 shares
  issued and outstanding                               7,438        7,438
 Additional paid-in-capital                          107,791      107,986
 Foreign currency translation adjustment                (619)           -
 Retained earnings                                    43,875       37,603
                                                     --------    --------
                                                     165,081      159,287
Less - Common Stock in treasury, at cost,
 20,500 shares as of December 26, 1996
 and March 28, 1996                                      369          369
                                                     --------    --------
 Total stockholders' equity                          164,712      158,918
                                                     --------    --------
Total liabilities and stockholders' equity          $639,740     $483,458
                                                     ========    ========

             See Notes to Consoldidated Financial Statements.



                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                          Thirty-nine
                                                          Weeks Ended
                                                   December 26,  December 28,
                                                      1996        1995
                                                      ----        ----
                                                        (Unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $ 10,811    $    998
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
 Depreciation and amortization                       37,543      30,842
 Loss (gain) on sale of other long-term assets           84         (21)
 Extraordinary item                                       -      19,350
 Change in assets and liabilities:
 Receivables                                         (7,464)    (10,144)
 Other current assets                                  (576)      3,737
 Accounts payable                                     7,012       9,400
 Accrued expenses and other liabilities               8,891       4,517
 Other, net                                             274       2,887
                                                    --------    --------
  Total adjustments                                  45,764      60,568
                                                    --------    --------
  Net cash provided by operating activities          56,575      61,566
                                                    --------    --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (163,645)    (72,496)
  Purchase of real estate held for sale              (7,692)          -
  Purchases of available for sale investments             -    (424,134)
  Proceeds from maturities of available for
   sale investments                                       -     493,278
  Proceeds from disposition of other
   long-term assets                                   1,129         949
  Other, net                                         (8,678)     (6,790)
                                                    --------    --------
  Net cash used in investing activities            (178,886)     (9,193)
                                                    --------    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Senior and Senior
   Subordinated Notes                                     -    (220,734)
  Net borrowings under revolving
   credit facility                                  145,000     130,000
  Principal payments under capital
   lease obligations and other                       (2,119)     (2,243)
  Cash overdrafts                                    (8,133)          -
  Proceeds from exercise of stock options               141         878
  Dividends paid on preferred stock                  (4,539)     (5,250)
  Deferred financing costs and other                      -      (3,570)
                                                    --------    --------
  Net cash provided by (used in)
  financing activities                              130,350    (100,919)
                                                    --------    --------
  Effect of exchange rate changes on
   cash and equivalents                                (398)          -
                                                    --------    --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       7,641     (48,546)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          10,795      71,233
                                                    --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD               $ 18,436   $  22,687
                                                     ========   ========



                 AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                        Thirty-nine
                                                        Weeks Ended
                                                December 26,  December 28,
                                                  1996         1995
                                                  ----         ----
                                                     (Unaudited)
Cash paid during the period for:

 Interest (net of amounts capitalized
 of $1,955 and $2,260)                              $ 16,134   $ 29,291
 Income taxes paid                                     5,327      9,295


             See Notes to Consoldidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 26, 1996
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

       AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres throughout the United States and in Japan and Portugal. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc. ("NCN").

       The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 28, 1996. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 26, 1996, are not necessarily indicative of the results to be expected for the fiscal year (53 weeks) ending April 3, 1997.

       The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

       Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

NOTE 2 - EARNINGS PER SHARE

       Primary earnings per share is computed by dividing net earnings less preferred dividends by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. The average shares used in the computations were 17,706,000 and 17,659,000 for the thirteen and thirty-nine weeks ended December 26, 1996, respectively, and 16,902,000 and 16,795,000 for the thirteen and thirty-nine weeks ended December 28, 1995. On a fully diluted basis, net earnings and shares outstanding are adjusted to assume conversion of the Cumulative Convertible Preferred Stock, if dilutive. The average shares used in the computations were 17,706,000 and 17,861,000 for the thirteen and thirty-nine weeks ended December 26, 1996, respectively, and 16,939,000 and 16,922,000 for the thirteen and thirty-nine weeks ended December 28, 1995, respectively.

NOTE 3 - MERGER WITH PARENT

       In May 1996, the Company announced that it was negotiating with its majority stockholder, Durwood, Inc. ("DI"), to merge DI into the Company with the Company remaining as the surviving entity. As currently proposed, stockholders of DI would exchange their shares of DI stock for shares of the Company's stock. Although the outstanding shares of the Company's Common Stock will increase and the outstanding shares of its Class B Stock will decrease if the merger is effected, no aggregate increase in total outstanding shares is expected because the shares of the Company owned by DI will be canceled and the shares of the Company held by other stockholders would not be exchanged in the merger. The Company has appointed a special committee of non-management directors to consider and negotiate the proposed merger. A condition to the transaction will be that it be approved by the holders of a majority of the shares of Common Stock, other than DI, members of the Durwood family and officers and directors of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

     Operating Results
          Set forth in the table below is a summary of revenues, cost of operations, depreciation and amortization, and general and administrative expenses attributable to the Company's domestic and international theatrical exhibition operations and the Company's on-screen advertising business.


                               Thirteen Weeks Ended         Thirty-nine Weeks Ended
                             12/26/96  12/28/95  % Change 12/26/96 12/28/95 % Change
                             --------  --------- -------- -------- -------- --------
                                            (Dollars in thousands)
REVENUES
     Domestic
     Admissions            $101,962  $100,944     1.0%  $337,528  $324,737    3.9%
  Concessions                47,198    45,484     3.8    158,322   148,323    6.7
    Other                     6,846     5,293    29.3     12,549    10,691   17.4
                            --------  --------   -----   --------  --------  -----

                            156,006   151,721     2.8    508,399   483,751    5.1
  International
    Admissions                2,626         -       -      7,171         -      -
  Concessions                   386         -       -      1,033         -      -
    Other                         -         -       -          2         -      -
                            --------  --------   -----   --------  --------  -----

                              3,012         -       -      8,206         -      -

   On-screen advertising
     and other                4,174     3,249    28.5     10,950     9,110   20.2
                            --------  --------   -----   --------  --------  -----

    Total revenues         $163,192  $154,970     5.3%  $527,555  $492,861    7.0%
                            ========  ========   =====   ========  ========  =====

COST OF OPERATIONS
  Domestic
  Film rentals             $ 51,176  $ 50,761     0.8%  $173,009  $166,054    4.2%
  Concession merchandise      8,037     7,218    11.3     25,966    22,891   13.4
    Rent                     18,475    15,759    17.2     54,288    47,979   13.1
  Other                      45,775    42,180     8.5    145,582   128,974   12.9
                            --------  --------   -----   --------  --------  -----


                            123,463   115,918     6.5    398,845   365,898    9.0
  International
  Film rentals                1,576         -       -      4,331         -      -
  Concession merchandise        158         -       -        309         -      -
    Rent                      1,176         -       -      3,222         -      -
  Other                       1,053         -       -      3,290         -      -
                            --------  --------   -----   --------  --------  -----

                              3,963         -       -     11,152         -      -

  On-screen advertising
   and other                  2,538     1,767    43.6      7,530     5,522   36.4
                            --------  --------   -----   --------  --------  -----


    Total cost of
       operations          $129,964  $117,685    10.4%  $417,527  $371,420   12.4%
                            ========  ========   =====   ========  ========  =====

DEPRECIATION AND
 AMORTIZATION
  Domestic and
    corporate              $ 12,445  $ 10,203    22.0%  $ 35,618  $ 29,940   19.0%
  International                 237         -       -        647         -      -
  On-screen advertising
    and other                   447       196   128.1      1,278       902   41.7
                            --------  --------   -----   --------  --------  -----

    Total depreciation
   and amortization        $ 13,129  $ 10,399    26.3% $  37,543  $ 30,842   21.7%
                            ========  ========   =====   ========  ========  =====

GENERAL AND ADMINISTRATIVE
  Domestic and
   corporate               $ 10,887    $9,566    13.8%  $ 30,452  $ 31,799  (4.2)%
  International               1,952     1,071     82.3     4,890     2,756    77.4
  On-screen advertising
   and other                  1,571     1,367     14.9     4,591     3,531    30.0
                            --------  --------   -----   --------  --------  -----
    Total general and
     administrative
     expenses              $ 14,410  $ 12,004    20.0%  $ 39,933  $ 38,086    4.8%
                            ========  ========   =====   ========  ========  =====

Thirteen Weeks Ended December 26, 1996 and December 28, 1995

     Revenues
        Total revenues increased 5.3%, or $8,222,000, during the thirteen weeks ended December 26, 1996 compared to the thirteen weeks ended December 28, 1995.

        Total domestic revenues increased 2.8% from the prior year. Admissions revenues increased 1.0% due to a 2.9% increase in average ticket prices, which was partially offset by a 1.8% decrease in attendance. The decrease in attendance during the period occurred primarily as a result of a decrease in attendance at same theatres (theatres opened prior to the third quarter of fiscal 1996), which caused a 12.9% decrease in admissions revenues at same theatres. Additionally, attendance decreased due to closed theatres.These decreases in attendance were partially offset by attendance at new theatres, primarily megaplexes. The decline in attendance at same theatres was due to competitive factors and a lack of popular films from the Company's key suppliers when compared to the prior year. Concessions revenues increased by 3.8% due to a 5.7% increase in average concessions per patron, which was partially offset by the decrease in total attendance. The increase in average concessions per patron is attributable to higher consumption at new megaplex theatres and new concession products.

        Total international revenues were the result of admissions and concessions revenues from the Company's first theatre in Japan, the Canal City 13 located in Fukuoka, Japan, which opened during the first quarter of fiscal 1997. Admissions and concessions revenues accounted for 87% and 13% of total international revenues, respectively.

        On-screen advertising and other revenues increased 28.5% due primarily to an increase in revenues generated by the Company's on-screen advertising business, which resulted from an increase in the number of screens served.

  Cost of Operations
        Total cost of operations increased 10.4%, or $12,279,000, during the thirteen weeks ended December 26, 1996 compared to the thirteen weeks ended December 28, 1995.

        Total domestic cost of operations increased 6.5% from the prior year. Film rentals expense increased .8% due to higher admissions revenues. As a percentage of admissions revenues, film rentals expense decreased from 50.3% to 50.2%. The 11.3% increase in concession merchandise expense is attributable to the increase in concessions revenues. As a percentage of concessions revenues, concession merchandise expense increased from 15.9% to 17.0% due primarily to increases in raw popcorn costs and lower margins on new concession products. Rent expense increased 17.2% due to the higher number of screens in operation. Other cost of operations increased 8.5% from the same period in the prior year due to the higher number of screens in operation, $408,000 of advertising expenses associated with the opening of new theatres and higher expenses associated with the Company's theatre management development program.

        Total international cost of operations were the result of expenses associated with the Company's theatre in Japan. As a percentage of admissions revenues, film rentals expense was 60.0% because film rentals in Japan are generally higher than those domestically. Concession merchandise expense was 40.9% of concessions revenues due to the high procurement costs of concession products sourced from the United States. As a percentage of total revenues, rent expense was 39.0% as a result of low attendance and admissions revenues and the higher real estate costs in Japan.

        On-screen advertising and other cost of operations increased 43.6% as a result of the higher number of screens served and related start-up expenses.

  Depreciation and Amortization
        Depreciation and amortization increased 26.3%, or $2,730,000, during the thirteen weeks ended December 26, 1996. This increase resulted from an increase in employed theatre assets resulting from the Company's expansion program.

  General and Administrative Expenses
        General and administrative expenses increased 20.0%, or $2,406,000, during the thirteen weeks ended December 26, 1996.

        General and administrative expenses associated with domestic and corporate increased 13.8% primarily due to costs to investigate and pursue potential new theatre sites which the Company has subsequently decided not to pursue further.

        International general and administrative expenses increased 82.3% due primarily to payroll, rent and other expenses to support the Company's international operations and costs associated with the Company's international expansion program.

       General and administrative expenses associated with on-screen advertising and other increased 14.9% due primarily to an increase in payroll and related costs.

  Operating Income
        Operating income decreased 61.8%, or $9,193,000, during the thirteen weeks ended December 26, 1996. Operating income decreased due to a reduction in operating income from same theatres, which was partially offset by an increase in operating income from new theatres, primarily megaplexes, added to the domestic circuit. Additionally, operating income was reduced by operating losses from the Company's theatre in Japan, operating losses from the Company's on-screen advertising business and increased general and administrative expenses related to the Company's domestic and international expansion program.

  Interest Expense
        Interest expense decreased 33.1%, or $2,608,000, during the thirteen weeks ended December 26, 1996 compared to the prior year. The decrease in interest expense resulted from lower rates under the Company's new Credit Facility, which was partially offset by an increase in average outstanding borrowings related to the Company's expansion program.

  Investment Income
        Investment income decreased 82.5%, or $1,615,000, during the thirteen weeks ended December 26, 1996 due to a decrease in outstanding cash and investments compared to the same period in the prior year. Cash and investments decreased as a result of the Company's redemption of substantially all of its 11 7/8% Senior Notes due 2000 (the "Senior Notes") and 12 5/8% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes") on December 28, 1995.

  Net Earnings
        Net earnings before extraordinary item decreased $4,897,000 during the thirteen weeks ended December 26, 1996 to $419,000 from $5,316,000 in the previous year. Net earnings for the period were $419,000 compared to a loss of $14,034,000 in the previous year, which included an extraordinary item, a loss of $19,350,000 in connection with the early extinguishment of debt. Net earnings before extraordinary item per common share, after deducting preferred dividends, was a loss of $.06 compared to earnings of $.21 for the same period in the previous year. Net earnings per common share, after deducting preferred dividends, was a loss of $.06 compared to a loss of $.93 for the same period in the previous year.

Thirty-nine Weeks Ended December 26, 1996 and December 28, 1996

  Revenues
        Total revenues increased 7.0%, or $34,694,000, during the thirty-nine weeks ended December 26, 1996 compared to the thirty-nine weeks ended December 28, 1995.

        Total domestic revenues increased 5.1% from the prior year. Admissions revenues increased 3.9% due to a 3.5% increase in average ticket prices and a .4% increase in attendance. Attendance and admissions revenue increased during the period due to the addition of new theatres, primarily megaplexes. This increase in attendance from new theatres was partially offset by a decrease in attendance at same theatres (theatres opened prior to fiscal 1996) which caused a 9.7% decrease in admissions revenues at same theatres. Additionally, attendance decreased due to closed theatres. The decline in attendance at same theatres was due to competitive factors and a lack of popular films from the Company's key suppliers when compared to the prior year. Concessions revenues at domestic theatres increased by 6.7% due to a 6.3% increase in average concessions per patron and the increase in total attendance. The increase in average concessions per patron is attributable to higher consumption at new megaplex theatres and new concession products.

        Total international revenues were the result of admissions and concessions revenues from the Company's first theatre in Japan, the Canal City 13 located in Fukuoka, Japan, which opened during the first quarter of fiscal 1997. Admissions and concessions revenues accounted for 87% and 13% of total international revenues, respectively. The Company's initial attendnace was negatively impacted by film distributors in Japan who restricted the Company's ability to obtain film product until approximately two weeks after its competitors had received it. This delay in releasing films to the Company has generally been eliminated.

        On-screen advertising and other revenues increased 20.2% due primarily to an increase in revenues generated by the Company's on-screen advertising business, which resulted from an increase in the number of screens served.

  Cost of Operations
        Total cost of operations increased 12.4%, or $46,107,000, during the thirty-nine weeks ended December 26, 1996 compared to the thirty-nine weeks ended December 28, 1995.

        Total domestic cost of operations increased 9.0% from the prior year. Film rentals expense increased 4.2% due to higher admissions revenues. As a percentage of admissions revenues, film rentals expense increased from 51.1% to 51.3%. The 13.4% increase in concession merchandise expense is attributable to the increase in concessions revenues.As a percentage of concessions revenues, concession merchandise expense increased from 15.4% to 16.4% due primarily to increases in raw popcorn costs and lower margins on new concession products. Rent expense increased 13.1% due to the higher number of screens in operation. Other cost of operations increased 12.9% from the same period in the prior year due to the higher number of screens in operation, $1,921,000 of advertising expenses associated with the opening of new theatres and higher expenses associated with the Company's theatre management development program.

        Total international cost of operations were the result of expenses associated with the Company's theatre in Japan. As a percentage of admissions revenues, film rentals expense was 60.4% because film rentals in Japan are generally higher than those domestically. Concession merchandise expense was 30.0% of concessions revenues due to the high procurement costs of concession products sourced from the United States. As a percentage of total revenues, rent expense was 39.3% as a result of low attendance and admissions revenues and the higher real estate costs in Japan.

        On-screen advertising and other cost of operations increased 36.4% as a result of the higher number of screens served and related start-up expenses.

  Depreciation and Amortization
        Depreciation and amortization increased 21.7%, or $6,701,000, during the thirty-nine weeks ended December 26, 1996. This increase resulted from an increase in employed theatre assets resulting from the Company's expansion program.

  General and  Administrative Expenses
       General and administrative expenses increased 4.8%, or $1,847,000, during the thirty-nine weeks ended December 26, 1996.

        General and administrative expenses associated with domestic and corporate decreased 4.2% primarily due to a decrease in the current year's bonus expense related to the decline in the Company's operating performance and severance payments for two former executive officers during the prior year. These decreases in general and administrative expenses were partially offset by increased expenses related to the Company's expansion program.

        International general and administrative expenses increased 77.4% due primarily to payroll, rent and other expenses to support the Company's international operations and costs associated with the Company's international expansion program.

        General and administrative expenses associated with on-screen advertising and other increased 30.0% due primarily to an increase in payroll and related costs.

  Operating Income
        Operating income decreased 38.0%, or $19,961,000, during the thirty-nine weeks ended December 26, 1996. Operating income decreased due to a reduction of operating income from same theatres, which was partially offset by an increase in operating income from new theatres, primarily megaplexes, added to the domestic circuit, and a decrease in domestic and corporate general and administrative expenses. Additionally, operating income was reduced by operating losses from the Company's theatre in Japan, increases in international general and administrative expenses and operating losses from the Company's on-screen advertising business.

  Interest Expense
        Interest expense decreased 38.7%, or $9,474,000, during the thirty-nine weeks ended December 26, 1996 compared to the prior year. The decrease in interest expense resulted from lower rates under the Company's new Credit Facility, which was partially offset by an increase in average outstanding borrowings related to the Company's expansion program.

  Investment Income
        Investment income decreased 90.0%, or $5,960,000, during the thirty-nine weeks ended December 26, 1996 due to a decrease in outstanding cash and investments compared to the same period in the prior year. Cash and investments decreased as a result of the Company's redemption of its Senior Notes and Senior Subordinated Notes on December 28, 1995.

  Net Earnings
        Net earnings before extraordinary item decreased $9,537,000 during the thirty-nine weeks ended December 26, 1996 to $10,811,000 from $20,348,000 in the previous year. Net earnings for the period were $10,811,000 compared to $998,000 in the previous year, which included an extraordinary item, a loss of $19,350,000 in connection with the early extinguishment of debt. Net earnings before extraordinary item per common share, after deducting preferred dividends, was $.36 compared to earnings of $.90 for the same period in the previous year. Net earnings per common share, after deducting preferred dividends, was $.36 compared to a loss of $.25 for the same period in the previous year.

  Liquidity and Capital Resources
        The forward looking statements included in this section, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to the Company's ability to enter into various financing programs, competition from other companies, changes in economic climate, increase in demand for real estate, demographic changes, changes in real estate, zoning and tax laws, the performance of films licensed by the Company and other risks and uncertainties.

         The Company's revenues are collected in cash, principally through box office admissions and theatre concession sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admission revenues. The Company is only occasionally required to make advance payments or non-refundable guarantees of film rentals. Film distributors generally release films which they anticipate will be the most successful during the summer and holiday seasons. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, was $56,575,000 and $61,566,000 for the thirty-nine weeks ended December 26, 1996 and December 28, 1995, respectively.

        During the current fiscal year, the Company continued its current expansion program by opening 12 leased theatres with 200 screens, one owned theatre with 30 screens and one theatre with 24 screens leased pursuant to a ground lease. Included in these openings is the Company's first theatre in Japan, the Canal City 13 in Fukuoka, Japan, and the Company's first theatre in Portugal, the Arrabida 20 in Porto, Portugal which opened in late December. In addition, the Company closed 7 leased theatres with 37 screens, resulting in a circuit total of 1,936 screens in 233 theatres as of December 26, 1996. The Company has under construction 7 new leased theatre locations totaling 120 screens, 3 new owned theatres with 70 screens, 1 theatre with 24 screens leased pursuant to a ground lease and additions to 3 existing theatres for 22 new screens. All of these theatres and screens will be located in the United States.

        For the thirty-nine weeks ended December 26, 1996, the Company had capital expenditures of $163,645,000, primarily for the development of new theatres and the addition of screens at existing locations. The Company has plans to open approximately 725 screens over the next fifteen months. If these planned screens are opened as scheduled, the Company estimates that total capital expenditures for the balance of fiscal 1997 will aggregate approximately $84 million and for fiscal 1998 will aggregate approximately $425 million. Included in these amounts are assets which the Company anticipates placing into sale/leaseback or other comparable financing programs which will have the effect of reducing the Company's net cash outlays (see discussion below).

        On December 28, 1995, the Company completed the redemption of substantially all of its Senior Notes and Senior Subordinated Notes and entered into a new loan agreement (the "Refinancing Plan"). The Company redeemed $99,383,000 of its Senior Notes at a total price of $1,117.90 per $1,000 principal amount and $95,096,000 of its outstanding Senior Subordinated Notes at a total price of $1,144.95 per $1,000 principal amount. The Company utilized cash and investments along with borrowings of $130,000,000 under a new loan agreement to redeem the Senior Notes and Senior Subordinated Notes.

        As a part of the Refinancing Plan, the Company entered into a new loan agreement with several banks to provide a revolving credit facility of up to $425,000,000 (the "Credit Facility"). The Credit Facility matures in 2002, permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .25% or .375% on the unused portion of the commitment.
As of December 26, 1996, the Company had outstanding borrowings of $265,000,000 under the Credit Facility at an average rate of 6.33%.

       The Credit Facility contains covenants that generally limit the Company's capital expenditures, as defined in the loan agreement, to $150,000,000 per year plus amounts for unused capital expenditures from the prior year (approximately $34,000,000 from fiscal 1996) and proceeds received from sale/leaseback transactions or other comparable financing programs. The
Company is currently negotiating a sale/leaseback transaction (the "Sale/Leaseback Transaction") for certain of its theatres, including theatres which are scheduled to open in fiscal 1998, which will allow the Company to continue with its increased rate of capital expenditures and comply with the terms of the Credit Facility. Assuming that the Sale/Leaseback Transaction is consummated, the Company believes that cash generated from operations, existing cash and equivalents, amounts which the Company anticipates receiving for assets placed in other sale/leaseback programs and the unused commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures through the end of fiscal 1998. The Company's expected capital expenditures for the current fiscal year will exceed currently permitted levels under the Credit Facility unless the Sale/Leaseback Transaction or other similar transactions close prior to the end of fiscal
1997. However, the Company has requested that its lenders amend the capital expenditures covenant in the Credit Facility. The Company anticipates that such an amendment will be granted. The Company is pursuing various financing programs, in addition to the Sale/Leaseback Transaction, to allow it to continue with its increased rate of capital expenditures and comply with the terms of the Credit Facility.The Company anticipates that with such financing programs, it will comply with the capital expenditures limits in the Credit Facility in fiscal 1998.

        Other covenants of the Credit Facility impose limitations on the incurrence of additional indebtedness, creation of liens, a change of control, transactions with affiliates, mergers, investments, guaranties and asset sales. The Company is required to maintain a maximum net indebtedness to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, as defined in the terms of the Credit Facility, of 4.50 to 1 during the first four years of the Credit Facility and a ratio of 4.0 to 1 thereafter, and a minimum cash flow coverage ratio, as defined in the terms of the Credit Facility, of 1.40 to 1. As of December 26, 1996, the Company was in compliance with all financial covenants relating to the Credit Facility.

        During the thirty-nine weeks ended December 26, 1996, various holders of the Company's Cumulative Convertible Preferred Stock converted 676,400 shares into 1,166,109 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. Preferred
Stock dividend payments decreased 13.5%, or $711,000, to $4,539,000 for the thirty-nine weeks ended December 26, 1996 from $5,250,000 for the same period in the previous year as a result of the conversions. Future conversions will continue to reduce the amount of dividends paid by the Company and increase the number of shares of Common Stock outstanding.

        On January 10, 1997, the Company purchased the 20% minority interest in the common stock of AMC Philadelphia, Inc., an 80% owned subsidiary, for $7,400,000 in cash. The Company utilized borrowings on its $425 million
Credit Facility to finance the purchase. Management does not believe that the acquisition will have a significant effect on the Company's results of operations.

  Other
        In May 1996, the Company announced that it was negotiating with its majority stockholder, Durwood, Inc. ("DI"), to merge DI into the Company with the Company remaining as the surviving entity. As currently proposed, stockholders of DI would exchange their shares of DI stock for shares of the Company's stock. Although the outstanding shares of the Company's Common Stock will increase and the outstanding shares of its Class B Stock will decrease if the merger is effected, no aggregate increase in total outstanding shares is expected because the shares of the Company owned by DI will be canceled and the shares of the Company held by other stockholders would not be exchanged in the merger. The Company has appointed a special committee of non-management directors to consider and negotiate the proposed merger. A condition to the transaction will be that it be approved by the holders of a majority of the shares of Common Stock, other than DI, members of the Durwood family and officers and directors of the Company.

        DI is primarily a holding company with no significant operations or net assets other than its majority ownership of shares of the Company. It is anticipated that, prior to the merger, all assets and liabilities of DI, other than DI's equity interest in the Company, will be distributed to the DI stockholders.As a result, management expects that the merger will be accounted for as a corporate reorganization and that, accordingly, the recorded balances for consolidated assets, liabilities, total stockholders' equity and results of operations of the Company would not be effected. As presently proposed, the Company will be responsible for paying 50% of the costs in connection with the proposed merger which are estimated at $2,000,000. Management does not believe that the transaction will have a significant effect on the Company's liquidity or capital resources.

        Congress recently passed legislation to increase the federal minimum hourly wage paid to hourly wage employees over a two year period. This recent legislation will increase the aggregate average hourly wage paid by the Company. The Company intends to relieve the cost pressure from the minimum wage increase by pursuing better labor and operating efficiencies as well as some price adjustments for theatres in certain markets. The effect of such legislation is not expected to have a material adverse effect on the Company's results of operations, liquidity or financial position.

                                   PART II.
ITEM 1.  LEGAL PROCEEDINGS

       The following paragraphs summarize significant litigation and proceedings to which the Company is a party.

        In Re: AMC Shareholder Derivative Litigation, Chancery Court For New Castle County, Delaware (Civil Action No. 12855). On February 15, 1995, the court ordered the consolidation of two derivative actions filed against four persons who were then directors of the Company, Messrs. Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr., and one of its former directors, Mr. Phillip Ean Cohen. The two cases were originally filed on January 27, 1993, by Mr. Scott C. Wallace and on April 16, 1993, by Mr. James M. Bird, respectively. On December 8, 1994, the court, pursuant to a stipulation by the parties, entered an order approving Mr. Wallace's withdrawal as a derivative plaintiff, granting the motion for intervention filed by Mr. Philip J. Bogosian, Auginco, Mr. Norman M. Werther and Ms. Ellen
K. Werther, and authorizing the filing of the interveners' complaint. The interveners' complaint includes substantially the same allegations as the Wallace and Bird complaints. The two actions, as consolidated, are referred to below as the "Derivative Action."

        In the Derivative Action, plaintiffs allege breach of fiduciary duties of care, loyalty and candor, mismanagement, constructive fraud and waste of assets in connection with, among other allegations, the provision of film licensing, accounting and financial services to the Company by American Associated Enterprises, a partnership beneficially owned by Mr. Stanley H. Durwood and members of his family, certain other transactions with affiliates of the Company, termination payments to a former officer of the Company, certain transactions between the Company and National Cinema Supply Corporation, and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc. The Derivative Action seeks unspecified money damages and equitable relief and costs, including reasonable attorneys' fees.

        On February 9, 1995, the defendants filed a motion to dismiss the Derivative Action. Discovery has been stayed pending resolution of the motion to dismiss.

        On October 10, 1996, counsel for the parties in the Derivative Action entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement Agreement") providing for, among other things the discharge and release of claims against the defendants, members of the Durwood family and the Company. In consideration for, among other things, plaintiff's agreement, defendants Stanley H. Durwood and Edward D. Durwood have entered into an agreement with other Durwood family members providing for (i) the nomination of two additional outside directors to serve on the Company's Board of Directors and the voting of the shares of Common Stock owned by Durwood family members for such nominees in the same proportion as votes cast by all stockholders not affiliated with the Company, its directors and officers, (ii) the dissolution of American Associated Enterprises, the merger of Durwood, Inc. into AMCE and the sale, within 12 months thereafter, of 3 million shares of common stock by members of the Durwood family in an underwritten secondary offering (which will only be made by means of a prospectus), and (iv) the payment by defendants of an aggregate of approximately $1.3 million to persons who were holders of the Company's common stock on January 2, 1996, other than the defendants, Durwood, Inc. or members of the Durwood family.

       Under the Settlement Agreement, the obligation to nominate the additional outside directors would continue for three years, and during this time such directors would be empowered to approve, (i) certain transactions between the Company and members of the Durwood family, and (ii) together with either Mr. Egan or Mr. Vardeman, all other related-party transactions with other officers, directors and 10% stockholders of the Company.

       The Settlement Agreement requires court approval and is conditioned upon, among other things, the consummation of the proposed merger between the Company and Durwood, Inc., which is presently being negotiated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Stockholders on November 14, 1996.

(b) At the meeting, the following matters were voted upon by the stockholders:

       (i)  The election of Directors for the upcoming year;

       (ii) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending April 3, 1997; and

       (iii) A proposal to approve certain proposed amendments to the AMC Entertainment Inc. 1994 Stock Option and Incentive Plan.

       The Board of Directors of the Company is composed of seven (7) members. Five (5) of the directors are elected by the holders of Class B Stock, voting as a class, and two (2) of the directors are elected by the holders of Common Stock, voting as a class.

       The following were the nominees of management voted upon and elected by the holders of the Company's Class B Stock and Common Stock as of the record date:

          Class B Stock                Common Stock
          Stanley H. Durwood            William T. Grant, II
          Philip M. Singleton           John P. Mascotte
          Peter C. Brown
          Charles J. Egan, Jr.
          Paul E. Vardeman

       All of the shares of Class B Stock (11,157,000 shares) were voted for the nominees of management. In the election of directors by the holders of Common stock, there were 6,089,522 votes "for" William T. Grant, II and 52,731 votes "against" and 6,088,097 "for" John P. Mascotte and 54,156 "against".

       The total votes cast concerning the ratification of the appointment of Coopers & Lybrand L.L.P. were as follows: 117,659,370 voted "for" and 33,855 voted "against."

       The total votes cast concerning the proposal to approve the proposed amendments to the AMC Entertainment Inc. 1994 Stock Option and Incentive Plan were as follows: 117,298,257 "for" and 336,469 "against."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION

 *2.1.       Stock Purchase, Release and Settlement Agreement dated January
             10, 1997 between American Multi-Cinema, Inc. and H. Donald Busch respecting AMC Philadelphia, Inc.
 3.1.        Amended and Restated Certificate of Incorporation of AMC
             Entertainment Inc. (1)
 3.2.        Certificate of Designations relating to $1.75 Cumulative
             Convertible Preferred Stock (2)
 *3.3.       Bylaws of AMC Entertainment Inc., as amended
 *3.4.       Articles of Incorporation, as amended, of American Multi-Cinema,
             Inc.
 *3.5.       Bylaws of American Multi-Cinema, Inc., as amended
 *3.6.       Certificate of Incorporation, as amended, of AMC Philadelphia,
             Inc.
 3.7.        Bylaws of AMC Philadelphia, Inc. (3)
 3.8.        Certificate of Incorporation, as amended, of AMC Realty, Inc.
             (3)
 3.9.        Bylaws of AMC Realty, Inc. (3)
 3.10.       Certificate of Incorporation, as amended, of AMC Canton Realty,
             Inc. (3)
 3.11.       Bylaws of AMC Canton Realty, Inc. (3)
 3.12.       Certificate of Incorporation, as amended, of Budco Theatres,
             Inc. (3)
 *3.13.      Bylaws of Budco Theatres, Inc., as amended
 *10.1.      AMC Entertainment Inc. 1994 Stock Option and Incentive Plan, as
             amended
 *10.2.      Form of Non-Qualified (NON-ISO) Stock Option Agreement
 *10.3.      Form of American Multi-Cinema, Inc. Retirement Enhancement Plan


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

* - Filed herewith


          (b)Reports on Form 8-K

       No reports on Form 8-K were filed or required to be filed for the thirteen weeks ended December 26, 1996.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AMC ENTERTAINMENT INC.




 Date: January 30, 1997                         /S/PETER C. BROWN
                                                Peter C. Brown
                                                President and Chief
                                                Financial Officer



 Date: January 30, 1997                         /S/RICHARD L. OBERT
                                                Richard L. Obert
                                                Senior Vice President-
                                                Chief Accounting and
                                                Information Officer

EXHIBIT 11.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
          STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
                 (in thousands, except per share amounts)
                                                         Thirty-nine
                                                         Weeks Ended
                                                   December 26,December 28,
                                                     1996          1995
PRIMARY EARNINGS PER SHARE

Net earnings before extraordinary item             $ 10,811     $ 20,348
Extraordinary item                                        -      (19,350)
                                                    --------     --------
Net earnings                                         10,811          998
Preferred dividends                                  (4,454)      (5,250)
                                                    --------     --------
Net earnings (loss) for common shares                $6,357     $ (4,252)
                                                    ========     ========
Average shares for primary earnings per share:
  Weighted average number of shares outstanding      17,410       16,509
  Stock options whose effect is dilutive                249           286
                                                    --------     --------
  Total shares outstanding                           17,659       16,795
                                                    --------     --------
Primary earnings per share before
 extraordinary item                                   $ .36        $ .90
                                                    ========     ========
Primary earnings (loss) per share                     $ .36        $(.25)
                                                    ========     ========
FULLY DILUTED EARNINGS PER SHARE

Net earnings before extraordinary item             $ 10,811     $ 20,348
Extraordinary item                                        -      (19,350)
                                                    --------     --------
Net earnings                                         10,811          998
Preferred dividends                                  (4,454)      (5,250)
                                                    --------     --------
Net earnings (loss) for common shares                $6,357     $ (4,252)
                                                    ========     ========
Average shares for fully diluted
 earnings per share:
  Weighted average number
   of shares outstanding                             17,410       16,509
  Stock options and awards whose
   effect is dilutive                                   451          413
  Shares issuable upon conversion
   of preferred stock                                   N/A          N/A
                                                    --------     --------
  Total shares outstanding                           17,861       16,922
                                                    --------     --------
Fully diluted earnings per share
   before extraordinary item                       $ .36<F1>    $ .89<F1>
                                                    ========     ========
Fully diluted earnings (loss) per share            $ .36<F1>    (.25)<F1>
                                                    ========     ========

(1) Shares from conversion of preferred stock are excluded from the fully diluted earnings per share calculation because they are anti-dilutive.



