Form 10-K
period 1997-04-03
AMC ENTERTAINMENT INC
filed 1997-06-30
CIK 722077

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K
(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 3, 1997
                                    or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
(no fee required) for the transition period from _________________ to
______________________

Commission File Number 1-8747
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

                          Yes  X         No ___

  Indicate  by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [  X   ]

  The aggregate market value of the registrant's voting stock held by non-affiliates as of May 19, 1997 computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $95,287,321.

                                          Number of Shares
Title of Each Class of Common Stock    Outstanding as of May 19, 1997
Common Stock, 66 2/3 cents par value          6,804,296
Class B Stock, 66 2/3 cents par value        11,157,000

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Stockholders' Report for the fiscal year ended April 3, 1997 (the "Report") are incorporated by reference into Parts I and II.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                       1997 FORM 10-K ANNUAL REPORT

                                  PART I
                                                          PAGE NUMBER

Item 1.   Business                                                  3
Item 2.   Properties                                                9
Item 3.   Legal Proceedings                                         9
Item 4.   Submission of Matters to a Vote of Security Holders       10

                                  PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                              10
Item 6.   Selected Financial Data                                  11
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    11
Item 8.   Financial Statements and Supplementary Data              11
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures                     11

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant       12
Item 11.  Executive Compensation                                   14
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                           22
Item 13.  Certain Relationships and Related Transactions           25

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                      29
          Signatures                                               30

                                  PART I
ITEM 1.  BUSINESS
(a)  General Development of Business
     AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries including American Multi-Cinema, Inc. ("AMC") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres throughout the United States and in Japan and Portugal. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc. ("NCN").

     AMCE's predecessor was founded in Kansas City, Missouri in 1920 by the father of Mr. Stanley H. Durwood, the current Chairman of the Board and Chief Executive Officer of AMCE and AMC. AMCE was incorporated under the laws of the state of Delaware on June 13, 1983 and maintains its principal executive offices located at 106 West 14th Street, Kansas City, Missouri 64105-1977. Its telephone number at such address is (816) 221-4000.

(b)  Financial Information about Industry Segments
     The Registrant operates exclusively in the motion picture exhibition industry.
(c)  Narrative Description of Business

General
     The Company is one of the leading theatrical exhibition companies in North America. In the fiscal year ended April 3, 1997, the Company's revenues were $749,597,000. As of April 3, 1997, the Company operated 228 theatres with an aggregate of 1,957 screens located in 23 states, the District of Columbia, Portugal and Japan. Approximately 61% of the screens operated by the Company are located in Florida, California, Texas, Missouri and Michigan and approximately 73% of the Company's domestic screens are located in areas among the 20 largest "Areas of Dominant Influence" (television market areas as defined by Arbitron Company).

     The Company is an industry leader in the development and operation of "megaplex" and "multiplex" theatres, primarily in large metropolitan markets. Megaplex theatres are theatres having at least 14 screens with predominantly stadium-style seating (seating with an elevation between rows to provide unobstructed viewing). Multiplex theatres are theatres generally without stadium-style seating and having less than 14 screens. The Company believes that its strategy of developing megaplex theatres has prompted the current theatrical exhibition industry trend in the United States and Canada toward the development of larger theatre complexes.
This trend has accelerated the obsolescence of many existing movie theatres by setting new standards for moviegoers, who have demonstrated their preference for the more attractive surroundings, wider variety of films, better customer services and more comfortable seating typical of megaplexes.

     In addition to providing a superior entertainment experience, megaplex theatres realize economies of scale by serving more patrons from common support facilities, thereby spreading costs over a higher revenue base. The Company's megaplex theatres have consistently ranked among its top grossing facilities on a per screen basis. During the fiscal year ended April 3, 1997, attendance per screen at the Company's megaplex theatres was 88,200 compared to 63,800 for the Company's multiplex theatres. (During 1995, the last period for which data is available, the theatrical exhibition industry in the United States averaged approximately 47,000 patrons per screen.) In addition, during the fiscal year ended April 3, 1997, average revenue per patron at the Company's megaplex theatres was $6.54 compared to $5.95 for its multiplex theatres, and operating cash flow before rent of the Company's megaplex theatres was 37% of the total revenues of such theatres, whereas operating cash flow before rent of the Company's multiplex theatres was 33% of total revenues of such theatres. As of April 3, 1997, 591 screens, or 30.2% of the Company's screens, were in megaplex and multiplex theatres with 14 or more screens and of these, 366 screens, or 18.7% of the Company's screens, were in megaplex theatres. The average number of screens per theatre operated by the Company is 8.6, compared to an average of 5.9 for the ten largest North American theatrical exhibition companies (based on number of screens) and 5.2 for all North American theatrical exhibition companies.

     The Company continually upgrades its theatre circuit by opening new theatres (primarily megaplex theatres), adding new screens to existing theatres and selectively closing unprofitable theatres. Since April 1995, the Company has opened 24 new theatres with 422 screens, representing 21.6% of its current number of screens, and has added 42 screens to existing theatres. Of these 422 screens, 366 screens were in 18 megaplex locations. Among these new theatres are the Company's first theatre in Japan, the Canal City 13, in Fukuoka, and its first theatre in Portugal, the Arrabida 20, in Porto. As of April 3, 1997, the Company had 21 new theatres under construction having an aggregate of 514 screens and was adding 44 screens to existing theatres. All of these theatres and screens will be located in the United States.

     Revenues for the Company are generated primarily from box office admissions and theatre concessions sales, which accounted for 66% and 30%, respectively, of fiscal 1997 revenues. The balance of the Company's revenues are generated primarily by the Company's on-screen advertising business, video games located in theatre lobbies and the rental of theatre auditoriums.

Business Strategy
     The Company intends to expand its theatre circuit primarily by developing new theatres in major markets in the United States and select international markets. New theatres will primarily be megaplex theatres which will also be equipped with SONY Dynamic Digital SoundT (SDDST) and AMC LoveSeatT style seating (plush, high-backed seats with retractable armrests). Other amenities may include auditoriums with TORUST Compound Curved Screens and High Impact Theatre SystemsT (HITST), which enhance picture and sound quality, respectively.

     The Company's strategy of establishing megaplex theatres enhances attendance and concessions sales by enabling it to exhibit concurrently a variety of motion pictures attractive to different segments of the movie-going public. Megaplexes also allow the Company to match a particular motion picture's attendance patterns to the appropriate auditorium size (ranging from approximately 90 to 450 seats), thereby extending the run of a motion picture and providing superior theatre economics. The Company believes that megaplex theatres enhance its ability to license commercially popular motion pictures and to access economically prime real estate sites due to its desirability as an anchor tenant.

     The Company believes that the megaplex format will create a new replacement cycle for the industry. The new format raises moviegoers' expectations by providing superior viewing lines, comfort, picture and sound quality as well as increased choices of films and start times. The Company believes that consumers will increasingly choose theatres based on the quality of the movie-going experience rather than the location of the theatre. As a result, the Company believes that older, smaller theatres will become obsolete as the megaplex concept matures.

     The Company believes that significant market opportunities exist for development of modern megaplex and multiplex theatres in select international markets. The theatrical exhibition business has become increasingly global and box office receipts from international markets approximate those of the U.S. market and are rising at a faster rate. In addition, the production and distribution of feature films and demand for American motion pictures is increasing in many countries. The Company believes that its experience in developing and operating megaplex and multiplex theatres provides it with a significant advantage in developing megaplex and multiplex facilities in international markets and the Company intends to utilize this experience, as well as its existing relationships with domestic motion picture studios, to enter certain international markets. The Company's strategy in these markets is to operate leased theatres. Presently the Company's activities in international markets are directed toward Japan, Portugal, Spain, Hong Kong and Canada, which markets the Company believes are under screened.

     The Company will consider partnerships or joint ventures, where appropriate, to share risk and leverage resources. Such ventures may include interests in projects that include restaurant, retail and other concepts.

          The Company continually monitors its theatres to determine their performance and has improved the profitability of certain of its older theatres by converting them to "dollar houses," which display second-run movies and charge lower admission prices (ranging from $1.00 to $1.75).
It operated 12 such theatres with 68 screens as of April 3, 1997 (3.5% of the Company's total screens). Other strategies for under performing theatres include selling them to discount operators and closing them. Divestiture strategies for theatres with longer leases include selling them to other exhibitors, closing them or converting such theatres to other uses and subleasing them.

Theatre Circuit
     The following table sets forth information concerning additions and dispositions of theatres and screens during, and the number of theatres and screens operated as of the end of, the last five fiscal years. The Company adds and disposes of theatres based on industry conditions and its business strategy.

                          Changes in Theatres Operated
                         Additions             Dispositions         Total
Theatres Operated
                    ---------------------- ----------------------   ------------
-----------
Fiscal Year         Number of   Number of  Number of    Number of   Number of     Number of
Ended               Theatres    Screens    Theatres     Screens     Theatres      Screens
                    --------    --------   --------     --------    --------      --------
April 1, 1993             6           72         16          72          243         1,617
March 31, 1994            2           15          9          29          236         1,603
March 30, 1995            3           53          7          26          232         1,630
March 28, 1996            7          150         13          61          226         1,719
April 3, 1997            17          314         15          76          228         1,957
                    --------    --------   --------     --------
     Total               35          604         60         264
                    ========    ========   ========     ========

     The following table provides greater detail with respect to the Company's theatre circuit as of April 3, 1997.

                                                           Screens
                                 Total       Total       per Theatre
      Domestic                 Screens     Theatres      1-13  14 +

Florida                            390          43         35      8
California                         333          35         28      7
Texas                              221          24         21      3
Missouri                           127          13         10      3
Michigan                           115          19         19      -
Arizona                            114          13         11      2
Pennsylvania                       105          15         15      -
Georgia                             86           7          3      4
Colorado                            65           9          9      -
Ohio                                62           5          3      2
Virginia                            62           8          7      1
New Jersey                          50           8          8      -
Maryland                            48           6          6      -
Oklahoma                            22           3          3      -
North Carolina                      22           1          -      1
Louisiana                           20           3          3      -
Washington                          20           3          3      -
New York                            16           2          2      -
Massachusetts                       10           2          2      -
District of Columbia                 9           1          1      -
Nebraska                             8           2          2      -
Illinois                             8           1          1      -
Kansas                               6           1          1      -
Delaware                             5           2          2      -
                                 -----       -----      -----  -----
     Total Domestic              1,924         226        195     31
                                 =====       =====      =====  =====
     International
Japan                               13           1          1      -
Portugal                            20           1          -      1
                                 -----       -----      -----  -----
     Total International            33           2          1      1
                                 =====       =====      =====  =====
     Total Circuit               1,957         228        196     32
                                 =====       =====      =====  =====


     As of April 3, 1997, the Company operated 18 megaplex theatres having an aggregate of 366 screens, representing 18.7% of its screens.

     Of the Company's 228 theatres and 1,957 screens operated as of April 3, 1997, AMC was the owner or lessee of 223 theatres with 1,909 screens; AMC Entertainment International, Inc., an AMCE subsidiary, leased one theatre with 13 screens and its subsidiary, Actividades Multi-Cinemas E Espectaculos, LDA, leased one theatre with 20 screens. AMC also operated three theatres with 15 screens owned by a third party.

Film Licensing
     The Company predominantly licenses "first-run" motion pictures from distributors on a film-by-film and theatre-by-theatre basis. The Company obtains these licenses either by negotiations directly with, or by submitting bids to, distributors. Negotiations with distributors are based on several factors, including theatre location, competition, season of the year and motion picture content. Rental fees are paid by the Company under a negotiated license and are made on either a "firm terms" basis, where final terms are negotiated at the time of licensing, or are adjusted subsequent to the exhibition of a motion picture in a process known as "settlement." When motion pictures are licensed through a bidding process, the distributor decides whether to accept bids on a previewed basis or a non-previewed ("blind-bid") basis, subject to certain state law requirements. In most cases, the Company licenses its motion pictures on a previewed basis. When a film is bid on a previewed basis, exhibitors are permitted to review the film before bidding, whereas they are not permitted to do so when films are licensed on a non-previewed or "blind-bid" basis.

     Licenses entered into through both negotiated and bid processes typically state that rental fees shall be based on the higher of a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentages declining over the term of the run. First-run motion picture rental fees are generally the greater of
(i) 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks, and (ii) a specified percentage (i.e. 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses (commonly known as a "90/10" clause). Second-run motion picture rental fees typically begin at 35% of box office admissions and often decline to 30% after the first week.

     The Company may pay non-refundable guarantees of film rentals or make advance payments of film rentals, or both, in order to obtain a license in a negotiated or bid process, subject, in some cases, to a per capita minimum license fee. Because of the settlement process, negotiated licenses typically are more favorable to theatre operators with respect to the percentage of admissions revenue ultimately paid to license a motion picture. In the past few years, bidding has been used less frequently by the industry. Presently, the Company licenses substantially all of its films on a negotiated basis.

     The Company's business is dependent upon the availability of marketable motion pictures. There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Warner Bros. Distribution, SONY Pictures Releasing (Columbia Pictures and Tri-Star Pictures), Twentieth Century Fox, Universal Film Exchanges, Inc. and Paramount Pictures. There are numerous other distributors and no single distributor dominates the market. From year to year, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 1997, no single distributor accounted for more than 12% of the motion pictures licensed by the Company or for more than 21% of the Company's box office admissions. Poor relationships with distributors, poor performance of motion pictures or disruption in the production of motion pictures by the major studios and/or independent producers may have an adverse effect upon the business of the Company. Some of the major distributors have announced their intention to reduce production of films.

Concessions
     Concessions sales are the second largest source of revenue for the Company after box office admissions. Concessions items include popcorn, soft drinks, candy and other products. The Company's strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency.

     The Company's primary concessions products are various sizes of popcorn, soft drinks, candy and hot dogs, all of which the Company sells at each of its theatres. However, different varieties of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. The Company has also implemented "combo-meals" for children which offer a pre-selected assortment of concessions products.

     Newer megaplex theatres are designed to have more concessions service capacity per seat than multiplex theatres and typically have three concessions stands, with each stand having multiple service stations to make it easier to serve larger numbers of customers. In addition, the primary concessions stand in such theatres generally features the "pass-through" concept, which provides a staging area behind the concessions equipment to prepare concessions products. This permits the concessionist serving patrons to simply sell concessions items instead of also preparing them, thus providing more rapid service to customers. Strategic placement of large concessions stands within theatres heightens their visibility, aids in reducing the length of concessions lines and improves traffic flow around the concessions stands.

Theatrical Exhibition Industry Overview
     Motion picture theatres are the primary initial distribution channel for new motion picture releases and the Company believes that the theatrical success of a motion picture is often the most important factor in establishing its value in the cable television, videocassette and other ancillary markets. The Company further believes that the emergence of new motion picture distribution channels has not adversely affected attendance at theatres and that these distribution channels do not provide an experience comparable to that of viewing a movie in a theatre. The Company believes that the public will continue to recognize the advantages of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a larger audience.

     Annual domestic theatre attendance has averaged approximately one billion persons since the early 1960s. In 1996, estimated domestic attendance was 1.35 billion. Fluctuations and variances in year-to-year attendance are primarily related to the overall popularity and supply of motion pictures.

     The theatrical exhibition industry in North America is comprised of over 400 exhibitors, approximately 250 of which operate four or more screens. Based on the listing of exhibitors in the NATO 1996-97 Encyclopedia of Exhibitions, as of May 1, 1996, the ten largest exhibitors (in terms of number of screens) operated approximately 56% of the total screens, with no one exhibitor operating more than 10% of the total screens.

Competition
     The Company competes against both local and national exhibitors, some of which may have substantially greater financial resources than the Company. There are over 400 companies competing in the domestic theatrical exhibition industry. Industry participants vary substantially in size, from small independent operators to large international chains. As of May 1, 1996, the ten largest motion picture exhibition companies operated approximately 56% of the total number of screens, based on the listing of exhibitors in the NATO 1996-1997 Encyclopedia of Exhibitions.

     The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to licensing motion pictures, attracting patrons and finding new theatre sites. Theatres operated by national and regional circuits and by smaller independent exhibitors compete aggressively with the Company's theatres. The Company believes that the principal competitive factors with respect to film licensing include licensing terms, seating capacity and location and condition of an exhibitor's theatres. The competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location and number of theatres and screens in a market, the comfort and quality of the theatres and pricing.

     As with other exhibitors, the Company's smaller multiplex theatres are subject to being rendered obsolete through the introduction of new, competing megaplex theatres.

     The theatrical exhibition industry also faces competition from other distribution channels for filmed entertainment, such as cable television, pay per view and home video systems, as well as from all other forms of entertainment.

Regulatory Environment
     The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees resulting from one of those cases, to which the Company was not a party, have a material impact on the industry and the Company. Those consent decrees bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including the Company, on a film-by-film and theatre-by-theatre basis. Consequently, the Company cannot assure itself of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for its licenses on a film-by-film and theatre-by-theatre basis.

     Bids for new motion picture releases are made, at the discretion of the distributor (subject to state law requirements), either on a previewed basis or blind-bid basis. Certain states have enacted laws regulating the practice of blind-bidding. Management believes that it may be able to make better business decisions with respect to film licensing if it is able to preview motion pictures prior to bidding for them, and accordingly believes that it may be less able to capitalize on its expertise in those states which do not regulate blind-bidding.

     The Company is subject to the Americans with Disabilities Act of 1990 ("ADA") and believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company does not believe that compliance with ADA will have a material adverse effect on the Company.

     As the Company expands internationally, it becomes subject to regulation by foreign governments. There are significant differences between the theatrical exhibition industry regulatory environment in the United States and in international markets. Regulatory barriers affecting such matters as the size of theatres, the issuance of licenses and the ownership of land may restrict market entry. Vertical integration of production and exhibition companies in international markets may also have an adverse effect on the Company's ability to license motion pictures for international exhibition. The Company's initial attendance at its theatre in Japan was negatively impacted by film distributors in Japan who restricted the Company's ability to obtain film product until pproximately two weeks after its competitors had received it. This delay in releasing films to the Company generally has been eliminated. The Company's international operations also face the additional risks of fluctuating currency values. Quota systems used by some countries to protect their domestic film industry may adversely affect revenues from theatres that the Company develops in such markets. Such differences in industry structure and regulatory and trade practices may adversely affect the Company's ability to expand internationally or to operate at a profit following such expansion.

Seasonality
     The theatrical exhibition industry is seasonal in nature, with the highest attendance and revenues occurring during the summer months and the holiday seasons.

Employees
     As of April 3, 1997, the Company had approximately 1,800 full-time and 8,500 part-time employees. Approximately 11% of the part-time employees were minors paid the minimum wage.

     Fewer than one percent of the Company's employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators. The Company believes that its relationship with this union is satisfactory.

     As an employer covered by the ADA, the Company must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of the Company's business. In addition, many of the Company's employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations.


ITEM 2.  PROPERTIES

     Of the 228 theatres operated by the Company as of April 3, 1997, 14 theatres with 157 screens were owned, 14 theatres with 135 screens were leased pursuant to ground leases, 197 theatres with 1,650 screens were leased pursuant to building leases and three theatres with 15 screens were managed. The Company's leases generally have terms from 15 to 25 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre's revenue above a base amount and require the Company to pay for property taxes, maintenance, insurance and certain other property-related expenses.

     The Company leases its corporate headquarters, located in Kansas City, Missouri. Regional theatre and film licensing offices are leased in Los Angeles and Woodland Hills, California; Clearwater, Florida; and Voorhees, New Jersey.


ITEM 3.  LEGAL PROCEEDINGS

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

     In the Derivative Action, plaintiffs allege breach of fiduciary duties of care, loyalty and candor, mismanagement, constructive fraud and waste of assets in connection with, among other allegations, the provision of film licensing, accounting and financial services to the Company by American Associated Enterprises ("AAE"), a partnership beneficially owned by Mr. Stanley H. Durwood and his children, certain other transactions with affiliates of the Company, termination payments to a former officer of the Company, certain transactions between the Company and National Cinema Supply Corporation, and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc. The Derivative Action seeks unspecified money damages and equitable relief and costs, including reasonable attorneys' fees.

     On February 9, 1995, the defendants filed a motion to dismiss the Derivative Action. Discovery has been stayed pending resolution of the motion to dismiss.

     On October 10, 1996, counsel for the parties in the Derivative Action entered into a Stipulation and Agreement of Compromise and Settlement (the "Derivative Action Settlement Agreement") providing for, among other things, the discharge and release of all claims against the defendants, members of the Durwood family and the Company relating to such transactions, the proposed settlement, a proposed merger between the Company and Durwood, Inc. ("DI"), a proposed secondary offering by members of the Durwood family and indemnification of defendants for their expenses, except claims for fraud, misrepresentation or omissions in connection with the secondary offering and claims relating to the implementation of the settlement. The Derivative Action Settlement Agreement provides, among other matters, (i) for the dissolution of AAE, the merger of DI into AMCE and the sale, within 12 months thereafter, of 3,000,000 shares of Common Stock by members of the Durwood family in a public underwritten secondary offering (which will only be made by means of a prospectus), (ii) for the payment by certain of the defendants of an aggregate of approximately $1.3 million to persons who were holders of Common Stock on January 2, 1996 (other than the defendants, DI or members of the Durwood family), (iii) for the nomination, for three annual meetings, of two additional outside directors (initially, Messrs. William
T. Grant, II and John P. Mascotte (collectively with their replacements, if any, the "New Independent Directors")) to serve on AMCE's Board of Directors, whose biographical information has been furnished to plaintiffs' counsel and which persons, to be nominated, must be serving on the board of another public company or be a member of senior management of a publicly held company or a privately held company with $50 million in annual revenues, (iv) that Messrs. Stanley H. Durwood and Edward D. Durwood will cause the other members of the Durwood family to vote their shares with respect to the election and reelection of the New Independent Directors in the same proportion as votes cast by all stockholders not affiliated with AMCE, its directors and officers, (v) that the New Independent Directors will have the ability to approve or disapprove (a) any proposed transaction between AMCE and any of the Durwood family members, except with respect to compensation issues relating to Mr. Stanley H. Durwood or any other Durwood family member who is an officer of AMCE, which are to be governed by existing AMCE Board procedures, and (b) the hiring and compensation of any person related to Mr. Stanley H. Durwood who is not an officer of AMCE, and (vi) that the New Independent Directors, together with either Mr. Charles J. Egan, Jr. or Mr. Paul E. Vardeman, are to have the ability to approve or disapprove all other related-party transactions with all officers and 10% stockholders of AMCE.

     The Derivative Action Settlement Agreement provides that AMCE will pay the cost of providing notice of the settlement to its stockholders and for the fees of the settlement administrator who will be responsible for distributing the settlement amount to eligible stockholders.

     The Derivative Action Settlement Agreement requires court approval and is conditioned upon, among other things, the consummation of the merger with DI. It is not anticipated that a hearing to approve the Derivative Action Settlement Agreement will occur until the merger of DI into AMCE is consummated because such merger is a condition of the Derivative Action Settlement Agreement.

     In addition, from time to time the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. The Company believes that its potential liability with respect to proceedings currently pending is not material in the aggregate to the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There has been no submission of matters to a vote of security holders during the fourteen weeks ended April 3, 1997.


                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     With respect to the market for the Company's common stock, market prices and stock ownership, reference is made to information contained on page 64 of the Report, under the headings "Stock Listing/Symbol", "Quarterly Common Stock Price Range" and "Stock Ownership," which information is incorporated herein by reference.

     AMCE's Certificate of Incorporation provides that holders of Common Stock and Class B Stock shall receive, pro rata per share, such cash dividends as may be declared from time to time by the AMCE Board of Directors. Certain provisions of the Indenture on the 9 1/2% Senior Subordinated Notes due 2009 and the Credit Facility govern the payment of dividends on and purchase by AMCE of its capital stock. Presently, it is not anticipated that the most restrictive of these provisions, set forth in the Credit Facility, will affect the ability of AMCE to pay dividends in the foreseeable future. Such restrictions are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 31 of the Report, which information is incorporated herein by reference. Except for a $1.14 per share dividend declared in connection with a recapitalization that occurred in August 1992, AMCE has not declared a dividend on shares of Common Stock or Class B Stock since fiscal 1989. Any payment of cash dividends on Common Stock in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, AMCE's financial condition and other factors deemed relevant by the Board of Directors. Currently, AMCE does not contemplate declaring or paying any dividends on its Common Stock or Class B Stock.


ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to information under the heading "Selected
Financial Data" on page 20 of the Report, which information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 through 33 of the Report, which information is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated financial statements and notes thereto included on pages 36 through 61 of the Report and "Statements of Operations by Quarter" on page 62 of the Report are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors and Executive Officers of the Company are as follows:

                                                                                       Years
                                                                                     Associated
                                                                                      with the
Name                      Age<F1>         Positions
-------                   -------         ----------                                Company<F1>
Stanley H. Durwood           76     Chairman of the Board, Chief Executive                51<F3>
                                     Officer and Director (AMCE and AMC)
Peter C. Brown               38     President (AMCE)<F4>; Executive Vice                  5
                                    President (AMC); Chief Financial
                                    Officer and Director (AMCE and AMC)
Philip M. Singleton          50     President (AMC)<F4>; Executive                        22<F3>
                                    Vice President (AMCE); Chief Operating
                                    Officer and Director (AMCE and AMC)
Charles J. Egan, Jr.         64     Director (AMCE)                                       10
William T. Grant, II         46     Director (AMCE)                                        -<F2>
John P. Mascotte             57     Director (AMCE)                                       -<F2>
Paul E. Vardeman             67     Director (AMCE)                                       13<F3>
Richard T. Walsh             43     Senior Vice President (AMC)                           21<F3>
Richard J. King              48     Senior Vice President (AMC)                           25<F3>
Rolando B.  Rodriguez        37     Senior Vice President (AMC)                           21<F3>
Richard L. Obert             57     Senior Vice President-Chief Accounting
                                     and Information Officer (AMCE and AMC)               8
Charles P.  Stilley          42     President (AMC Realty, Inc.)                          15<F3>
Richard M.  Fay              47     President (AMC Film Marketing)                        1

---------------------

<F1> As of April 3, 1997.
<F2> First elected to the AMCE Board on November 14, 1996.
<F3> Includes years of service with the predecessor of the Company.
<F4> Prior to January 10, 1997, Messrs. Brown and Singleton were serving as
     Executive Vice Presidents of both AMCE and AMC. They were appointed to their present positions as Presidents of AMCE and AMC, respectively, on January 10, 1997.

     All directors are elected annually, and each holds office until his successor has been duly elected and qualified or his earlier resignation or removal. There are no family relationships between any Director and any Executive Officer of the Company.

     All current Executive Officers of the Company hold such offices at the pleasure of the AMCE Board of Directors, subject, in the case of Messrs. Stanley H. Durwood, Peter C. Brown, Philip M. Singleton and Richard M. Fay, to rights under their respective employment agreements.

     Mr. Stanley H. Durwood has served as a Director of AMCE from its organization on June 14, 1983, and of AMC since August 2, 1968. Mr. Durwood has served as Chairman of the Board of Directors of AMCE and AMC since February 1986, and has served as Chief Executive Officer of AMCE since June 1983, and of AMC since February 20, 1986. Mr. Durwood served as President of AMCE (i) from June 1983 through February 20, 1986, (ii) from May 1988 through June 1989, and (iii) from October 6, 1995 to January 10, 1997. Mr. Durwood served as President of AMC (i) from August 2, 1968 through February 20, 1986, (ii) from May 13, 1988 through November 8, 1990, and (iii) from October 6, 1995 to January 10, 1997. Mr. Durwood is a graduate of Harvard University.

     Mr. Peter C. Brown has served as a Director of AMCE and AMC since November 12, 1992. Mr. Brown was appointed President of AMCE on January 10, 1997. Mr. Brown served as Executive Vice President of AMCE from August 3, 1994 to January 10, 1997. Mr. Brown has served as Executive Vice President of AMC since August 3, 1994, and as Chief Financial Officer of AMCE and AMC since November 14, 1991. Mr. Brown served as Senior Vice President of AMCE and AMC from November 14, 1991 until his appointment as Executive Vice President in August 1994. Mr. Brown served as Treasurer of AMCE and AMC from September 28, 1992 through September 19, 1994. Prior to November 14, 1991, Mr. Brown served as a consultant to AMCE from October 1990 to October 1991. Mr. Brown is a graduate of the University of Kansas.

     Mr. Philip M. Singleton has served as a Director of AMCE and AMC since November 12, 1992. Mr. Singleton was appointed President of AMC on January 10, 1997. Mr. Singleton has served as Executive Vice President of AMCE since August 3, 1994 and as Chief Operating Officer of AMCE and AMC since November 14, 1991. Mr. Singleton served as Executive Vice President of AMC from August 3, 1994 to January 10, 1997. Mr. Singleton served as Senior Vice President of AMCE and AMC from November 14, 1991 until his appointment as Executive Vice President in August 1994. Prior to November 14, 1991, Mr. Singleton served as Vice President in charge of operations for the Southeast Division of AMC from May 10, 1982. Mr. Singleton holds an undergraduate degree from California State University, Sacramento, and an M.B.A. degree from the University of South Florida.

     Mr. Charles J. Egan, Jr., has served as a Director of AMCE since October 30, 1986. Mr. Egan is Vice President of Hallmark Cards, Incorporated, and was General Counsel of such company until December 31, 1996. Hallmark Cards, Incorporated is primarily engaged in the business of greeting cards and related social expressions products, Crayola crayons and the production of movies for television. Mr. Egan also serves as a member of the Board of Trustees, Treasurer and Chairman of the Finance Committee of the Kansas City Art Institute. Mr. Egan holds an A.B.
degree from Harvard University and an LL.B.  degree from Columbia
University.

     Mr. William T. Grant, II has served as a Director of AMCE since November 14, 1996. Mr. Grant is Chairman of the Board, President, Chief Executive Officer and a Director of LabOne, Inc. and Chairman of the Board, Chief Executive Officer and a Director of Seafield Capital Corporation. Mr. Grant served as President of Seafield Capital Corporation from 1990 to 1993, at which time he became Chairman of the Board of Seafield Capital Corporation. LabOne, Inc. provides risk appraisal laboratory testing services to the insurance industries in the United States and Canada and is a subsidiary of Seafield Capital Corporation. Seafield Capital Corporation is a holding company whose subsidiaries operate primarily in the healthcare and insurance services areas. Mr. Grant also serves on the board of directors of Commerce Bancshares, Inc., Kansas City Power & Light Company, Business Men's Assurance Company of America and Response Oncology, Inc. Mr. Grant holds a B.A. degree from the University of Kansas and an M.B.A. degree from the Wharton School of Finance at the University of Pennsylvania.

     Mr. John P. Mascotte has served as a Director of AMCE since November 14, 1996. Mr. Mascotte is Chairman of the Board of Johnson & Higgins of Missouri, Inc., a privately held insurance broker. Mr. Mascotte is also a consultant to the First District, African Methodist Episcopal Church and was Chairman of the Heart of America 1996 United Way General Campaign. Prior thereto, Mr. Mascotte served as Chairman of the Board and Chief Executive Officer of The Continental Corporation, a large property-casualty insurer. Mr. Mascotte also serves on the board of directors of Hallmark Cards, Incorporated, Business Men's Assurance Company of America and American Home Products Corporation. In addition, from 1983 until 1996, Mr. Mascotte served on the board of directors of Chemical Banking Corporation. Mr. Mascotte holds B.S. degrees from St. Joseph's College, Rensselaer, Indiana, and an LL.B. degree from the University of Virginia. Mr. Mascotte is also a certified public accountant and a chartered life underwriter.

     Mr. Paul E. Vardeman has served as a Director of AMCE since June 14, 1983. Mr. Vardeman is a director, officer and shareholder of the law firm of Polsinelli, White, Vardeman & Shalton, P.C., Kansas City, Missouri, and has been associated with such law firm since 1982. Prior thereto, Mr. Vardeman served as a Judge of the Circuit Court of Jackson County, Missouri. Mr. Vardeman holds undergraduate and J.D. degrees from the University of Missouri - Kansas City.

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

     Mr. Rolando B. Rodriguez has served as Senior Vice President in charge of operations for the South Division of AMC since April 2, 1996. Previously, Mr. Rodriguez served as Vice President and South Division Operations Manager of AMC from July 1, 1994, as Assistant South Division Operations Manager of AMC from February 12, 1993, as South Division Senior Operations Manager from March 29, 1992, and as South Division Operations Manager from August 6, 1989.

     Mr. Richard L. Obert has served as Senior Vice President-Chief Accounting and Information Officer of AMCE and AMC since November 9, 1995, and prior thereto served as Vice President and Chief Accounting Officer of AMCE and AMC from January 9, 1989.

     Mr. Charles P. Stilley has served as President of AMC Realty, Inc., a wholly owned subsidiary of AMC, since February 9, 1993, and prior thereto served as Senior Vice President of AMC Realty, Inc. from March 3, 1986.

     Mr. Richard M. Fay has served as President-AMC Film Marketing, a division of AMC, since September 8, 1995. Previously, Mr. Fay served as Senior Vice President and Assistant General Sales Manager of Sony Pictures from 1994 until he joined AMC. From 1991 to 1994, Mr. Fay served as Vice President and Head Film Buyer for the eastern division of United Artists Theatre Circuit, Inc.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors
     From March 29, 1996 through November 13, 1996, Messrs. Charles J. Egan, Jr. and Paul E. Vardeman received prorated annual cash compensation of $20,000 each for their service as members of the Boards of AMCE and AMC and $24,000 each for their service as members of the Audit Committee of the Boards of AMCE and AMC. They also received $900 per hour for attending meetings of (i) any board of directors on which they served,
(ii) the Audit Committee after the twelfth meeting during the fiscal year and (iii) any other committee on which they served.

     Effective November 14, 1996, each of AMCE's non-employee directors receives an annual fee of $32,000 for service on the Board of Directors and an additional $4,000 for each committee of the Board on which he serves, and, in addition, receives $1,500 and $1,000, respectively, for each Board and Board committee meeting which he attends.

     For the fiscal year ended April 3, 1997, Messrs. Charles J. Egan, Jr., William T. Grant, II, John P. Mascotte and Paul E. Vardeman received $141,900, $64,000, $61,000 and $131,300, respectively, for their services.

     The Board of Directors has also authorized that Messrs. Charles J. Egan, Jr. and Paul E. Vardeman be paid reasonable compensation for their services as members of a special committee ("the Special Committee") appointed to consider a proposed merger of AMCE and DI. For fiscal year ended April 3, 1997, Messrs. Charles J. Egan, Jr. and Paul E. Vardeman each received $35,000 for their services related to the Special Committee.


Compensation of Management
     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company (determined as of the end of the last fiscal year and hereafter referred to as the "Named Executive Officers") for the last three fiscal years ended April 3, 1997, March 28, 1996 and March 30, 1995, respectively.

                           Summary Compensation Table*
                                                                              Long-Term
                  						         Compensation
                                                                          Awards-Securities
                                              ANNUAL COMPENSATION            Underlying
                                  Fiscal                     Other Annual     Options/     All Other
Name  and  Principal  Position    Year     Salary     Bonus  Compensation<F1>   SARs(#) Compensation<F2>
----------------------------       ------  -------    -------  --------------  ------     -----------
Stanley H. Durwood                 1997    $527,322     $   -   N/A              65,000          $  -
Chief Executive Officer            1996     492,634   275,000   N/A              -                  -
                                   1995     452,088   108,949   N/A              22,500             -

Peter C. Brown                     1997     271,364    25,500   N/A              4,500          4,976
Chief Financial Officer            1996     257,439   137,500   N/A              -              4,726
                                   1995     234,836    55,433   N/A              4,500          4,657

Philip M. Singleton                1997     303,125    28,500   N/A              4,500          5,003
Chief Operating Officer            1996     285,311   154,000   N/A              -              4,686
                                   1995     273,247    64,149   N/A              4,500          4,663

Richard T. Walsh                   1997     223,073    41,545   N/A              2,250          4,964
Senior Vice President              1996     207,204    80,000   N/A              2,250          4,620
                                   1995     200,855    35,500   217,112          -             63,464

Richard M. Fay                     1997     294,369    32,650   N/A              2,250          1,464
President-AMC Film                 1996     150,049    55,000   66,283           -                  -
 Marketing                         1995           -         -   -                -                  -

[FN]
<F1> N/A denotes not applicable.  Fiscal 1996 includes a lump sum payment of $50,000 paid to Mr. Richard M. Fay for costs associated with relocation. Fiscal 1995 includes a lump sum payment and gross up of taxes on moving expenses totaling $209,408 paid to Mr. Richard T. Walsh. For the years presented, excluding Mr. Richard M. Fay in 1996 and Mr. Richard T. Walsh in 1995, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

<F2> For fiscal 1997, All Other Compensation includes AMC's contributions under AMC's 401(k) Plan and Executive Savings Plan, both of which are defined contribution plans, in the aggregate amount of $4,976 for Mr. Peter C. Brown, $5,003 for Mr. Philip M. Singleton, $4,964 for Mr. Richard T. Walsh and $1,464 for Mr. Richard M. Fay. For fiscal 1996, All Other Compensation includes AMC's contributions to such plans in the aggregate amount of $4,726 for Mr. Peter C. Brown, $4,686 for Mr. Philip M. Singleton and $4,620 for Mr. Richard T. Walsh. For fiscal 1995, All Other Compensation includes AMC's contributions to two defined contribution savings plans in the amount of $4,657 for Mr. Peter C. Brown, $4,663 for Mr. Philip M. Singleton and $4,786 for Mr. Richard T. Walsh. In addition, moving expense for Mr. Richard T. Walsh is included in the amount of $58,678.

* As of April 3, 1997, the Named Executive Officers held performance shares awards under the Company's 1994 Stock Option and Incentive Plan (the "1994 Incentive Plan") entitling them to receive shares of the Company's Common Stock at the end of a performance period from the date of grant upon satisfaction of certain goals. See "Long Term Incentive Plan". The number of shares issuable to each such person (and the value of such shares as of April 3, 1997) under awards in effect as of April 3, 1997 upon attainment of threshold, target and maximum performance goals is as follows: Threshold - Mr. Stanley H. Durwood - 30,000 shares ($596,250); Mr. Peter C. Brown - 6,000 shares ($119,250); Mr. Philip M. Singleton - 6,000 shares ($119,250); Mr.
     Richard T. Walsh - 3,000 shares ($59,625); and Mr. Richard M. Fay - 2,000 shares ($39,750); Target - Mr. Stanley H. Durwood - 45,000 shares ($894,375); Mr. Peter C. Brown - 9,000 Shares ($178,875); Mr.
     Philip M. Singleton - 9,000 shares ($178,875); Mr. Richard T. Walsh - 4,500 shares ($89,438); and Mr. Richard M. Fay - 3,000 shares ($59,625); Maximum - Mr. Stanley H. Durwood - 90,000 shares ($1,788,750); Mr. Peter C. Brown - 18,000 shares ($357,750); Mr.
     Philip M. Singleton - 18,000 shares ($357,750); Mr. Richard T. Walsh
     - 9,000 shares ($178,875); and Mr. Richard M. Fay - 6,000 shares
     ($119,250).

Option Grants
     The following table provides certain information concerning individual grants of stock options made during the last completed fiscal year under the 1994 Incentive Plan to each of the Named Executive
Officers.

                      Option/SAR Grants in Last Fiscal Year


                         Number of      % of Total
                         Securities     Options/SARs                               Potential Realizable Value at
                         Underlying     Granted to                                   Assumed Annual Rates of
                          Options/       Employees     Exercise or                 Stock Price Appreciation for
                            SARs         in Fiscal     Base Price  Expiration         Option Term<F2>
								       ----------------------------
Name                     Granted<F1>    Year           ($/share)      Date         5% ($)       10% ($)
--------------	     ------------   ------------    ---------   ----------      ---------    ------------

Stanley H. Durwood         42,500        41.16%          $24.50	4/02/06             $654,837  $1,659,484
                           22,500        21.79%           26.375	5/15/06             373,208     945,788
Peter C. Brown             4,500          4.36%           26.375	5/15/06              74,642     189,158
Philip M. Singleton        4,500          4.36%           26.375	5/15/06              74,642     189,158
Richard T. Walsh           2,250          2.18%           26.375	5/15/06              37,321      94,579
Richard M.  Fay            2,250          2.18%           18.50	11/07/06              26,178      66,340


[FN]
<F1> The stock options granted during the fiscal year ended April 3, 1997 are eligible for exercise based upon a vesting schedule. After the first anniversary of the grant date, 50% of the options will be eligible for exercise. After the second anniversary of the grant date, all options are fully vested. Vesting of options will accelerate upon the optionee's death, disability or retirement, or upon the optionee's termination of employment within one year after the occurrence of certain change in control events. The Compensation Committee of the Board of Directors may permit accelerated exercise of options if certain extraordinary events occur, such as a merger or liquidation of AMCE, the sale of substantially all of the assets of AMCE, a subsidiary or a division, or a change in control of AMCE. With the consent of the Compensation Committee, optionees may satisfy tax withholding obligations by electing to have shares otherwise issuable upon exercise of an option withheld.

<F2> These columns show the hypothetical gains of "option spreads" of the outstanding options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the options' terms. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission (the "SEC") and do not represent the Company's estimate or projections of the future prices of AMCE's Common Stock.

Option Exercises and Holdings
     The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of April 3, 1997.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year End Option/SAR Values

                                                                                      Value of
                                                Number of                             Unexercised
                                                Securities Underlying                 In-The-Money
                                                Unexercised Options/                  Options/SARs at
                Shares Acquired                 SARs at FY-End (#)                     FY-End($)<F1>
   Name             on Exercise Value Realized  Exercisable  Unexercisable  Price      Exercisable Unexercisable
                    (shares)
Stanley H. Durwood      -                -              -        22,500     $26.375           $ -            $ -
                                                   21,250        21,250       24.50             -              -
                                                   22,500             -      11.75        182,813              -

Peter C. Brown          -                -              -         4,500       26.375            -              -
                                                    4,500             -       11.75        36,563              -
                                                  112,500        37,500        9.250    1,195,313        398,438

Philip M. Singleton     -                -              -         4,500       26.375            -              -
                                                    4,500             -       11.75        36,563              -
                                                  112,500        37,500        9.250    1,195,313        398,438

Richard T. Walsh        -                -              -         2,250       26.375            -              -
                                                    1,125         1,125        14.50        6,047          6,047
                                                   22,500         7,500         9.375     236,250         78,750

Richard M.  Fay         -                -              -         2,250         18.50           -          3,094


[FN]
<F1> Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the value of AMCE's Common Stock as of April 3, 1997.

Long-Term Incentive Plan
The following table provides certain information concerning shares ("Performance Shares") issuable at the end of a performance period ending April 2, 1998 (the "Performance Period") at Threshold, Target and Maximum levels of performance under performance stock awards approved by the Compensation Committee during the last completed fiscal year for each of the Named Executive Officers.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                       Number <F1>
                       of Shares,          Performance or
                         Units or          Other Period               Estimated Future Payout under
                          Other          until Maturation             Non-stock Price-Based Plans
Name                   Rights (#)            or Payout         Threshold(#)     Target (#)     Maximum (#)

Stanley H. Durwood              -                      -                -                 -          -
Peter C. Brown                  -                      -                -                 -          -
Philip M. Singleton             -                      -                -                 -          -
Richard T. Walsh                -                      -                -                 -          -
Richard M.  Fay             6,000                2 years            2,000             3,000      6,000


[FN]
<F1> Maximum number of shares issuable under awards made during the fiscal year.

     A participant's eligibility to receive up to one-half of the maximum number of Performance Shares issuable under an award is based upon changes in the "private market value per share" of AMCE's Common Stock ("PMVPS") over the Performance Period. PMVPS is determined on a fully diluted basis (assuming exercise of all outstanding shares of preferred stock, AMCE Class B Stock, options and other rights to acquire shares of AMCE Common Stock), based on a multiple of theatre EBITDA (theatre EBITDA is consolidated EBITDA less National Cinema Network, Inc. EBITDA), plus the book value of National Cinema Network, Inc., plus cash and equivalents, investments and investments in other long-term assets, less corporate borrowings, capital lease obligations and the carrying value of minority interests. EBITDA is earnings before interest, taxes, depreciation and amortization. National Cinema Network, Inc. is a subsidiary of AMCE.

     A participant's eligibility to receive up to the remaining one-half of the maximum number of Performance Shares issuable under an award is based upon changes in "total return to stockholders" ("TRS"), which is measured by increases in the market value of an investment in shares of Common Stock, assuming reinvestment of any dividends received.

     PMVPS and TRS are referred to individually and collectively herein as "Performance Criterion" and "Performance Criteria," respectively.

     Such Performance Criteria will be measured against changes in the Standard & Poor's 500 Index ("S&P 500") over the Performance Period. Required achievement levels over the Performance Period for both PMVPS and TRS are as set forth below:

  Maximum:     2,000 basis points higher than the percentage change in
               the S&P 500 over the Performance Period;
  Target:      750 basis points higher than the percentage change in the
               S&P 500 over the Performance Period;
  Threshold:   No difference between the percentage change in the S&P 500 and the percentage change in the Performance Criterion over the Performance Period.

     Generally, no shares will be issued with respect to performance over the Performance Period as measured by a Performance Criterion if such performance does not at least meet the Threshold achievement level over the Performance Period. If performance as so measured by a Performance Criterion falls between the Threshold and Target achievement levels, the number of Performance Shares issuable under an Award with respect to that Performance Criterion will be determined to the nearest whole number of shares, so that the actual Award will be at the same percentage between the Threshold and Target award levels as the actual achievement level falls between the Threshold and Target achievement levels. Similarly, if performance falls between Target and Maximum achievement levels, the number of Performance Shares will be determined to the nearest whole number of shares, so that the actual award will be at the same percentage between the Target and Maximum award levels as the actual achievement level falls between the Target and Maximum levels. In no event will the number of Performance Shares issuable under an award with respect to a Performance Criterion exceed the number of Performance Shares issuable upon attaining the Maximum achievement level over the Performance Period with respect to such Performance Criterion.

     The right to receive Performance Shares will be accelerated and such Performance Shares issued, based on the achievement levels of the Performance Criteria measured to the date of termination, in the event of a participant's death, disability or retirement, or termination of employment within one year after the occurrence of certain change of control events. The Compensation Committee of AMCE's Board of Directors may waive performance goals if certain extraordinary events occur, such as a merger or liquidation of AMCE, the sale of substantially all of the assets of AMCE, a subsidiary or a division, or a change in control of AMCE.

     With the consent of the Compensation Committee, a Grantee may satisfy his tax withholding obligations by electing to have Performance Shares otherwise issuable withheld.

     Until Performance Shares are issued, participants have no dividend or voting rights with respect to Performance Shares.

Defined Benefit Retirement and Supplemental Executive Retirement Plans

     AMC sponsors a defined benefit retirement plan (the "Retirement Plan") which provides benefits to certain employees of AMC and its subsidiaries based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code (the "Code"), and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. A participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

     AMC also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the Retirement Plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993), the old limit, to $160,000 (in 1997).

     The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under AMC's Retirement Plan and the Supplemental Executive Retirement Plan, assuming retirement in calendar 1997 at age 65 payable in the form of a single life annuity. The benefits are not subject to any deduction for Social Security or other offset amounts. The following table assumes the old limit would have been increased to $260,000 in 1997.


Highest Consecutive
Five year Average
Annual Compensation                 Years of Credited Service
                           15        20        25        30        35
$125,000               $17,716    $23,621   $29,527   $35,432   $41,337
 150,000                21,466     28,621    35,777    42,932    50,087
 175,000                25,216     33,621    42,027    50,432    58,837
 200,000                28,966     38,621    48,277    57,932    67,587
 225,000                32,716     43,621    54,527    65,432    76,337
 260,000                37,966     50,621    63,277    75,932    88,587


     As of April 3, 1997, the years of credited service under the Retirement Plan for each of the Named Executive Officers were: Mr. Peter
C. Brown, 6 years, Mr. Philip M. Singleton, 23 years, Mr. Richard T. Walsh, 22 years; and Mr. Richard M. Fay, one year. The final amount distributed to Mr. Stanley H. Durwood in fiscal 1995 from the Company's Retirement Plan was $42,067, and was not included in the Summary Compensation Table. In addition, the benefit Mr. Stanley H. Durwood accrued under the Supplemental Executive Retirement Plan in fiscal 1997 was $76,590 and is not included in the Summary Compensation Table.

     AMC established a Retirement Enhancement Plan ("REP") with an effective date of March 29, 1996 for the benefit of officers who from time to time may be designated as eligible participants therein by the Board of Directors. The REP is a non-qualified deferred compensation plan designed to provide an unfunded retirement benefit to an eligible participant in an amount equal to (i) sixty percent (60%) of his or her average compensation (including paid and deferred incentive compensation) during the last three full years of employment, less (ii) the sum of (A) such participant's benefits under the Retirement Plan and Social Security, and (B) the amount of a straight life annuity commencing at the participant's normal retirement date attributable to AMC's contributions under the Supplemental Executive Retirement Plan, the 401(k) Savings Plan, the Non-qualified Deferred Compensation Plan and the Executive Savings Plan. The base amount in clause (i) will be reduced on a pro rata basis if the participant completes fewer than twenty-five (25) years of service. The REP benefit vests upon the Participant's attainment of age 55 or completion of fifteen (15) years of service, whichever is later, and may commence to a vested participant retiring on or after age 55 (who has participated in the plan for at least 5 years) on an actuarially reduced basis (6 2/3% for each of the first five years by which commencement precedes age 65 and an additional 3 1/3% for each year by which commencement precedes age 60). Benefits commence at a participant's normal retirement date (i.e., the later of age 65 or the participant's completion of five years of service with AMC) whether or not the participant continues to be employed by AMC. The accrued benefit payable upon total and permanent disability is not reduced by reason of early commencement. Participants become fully vested in their rights under the REP if their employment is terminated without cause or as a result of a change in control, as defined in the REP. No death, disability or retirement benefit is payable prior to a participant's early retirement date or prior to the date any severance payments to which the participant is entitled cease.

     Presently, Mr. Stanley H. Durwood, Mr. Peter C. Brown and Mr. Philip
M. Singleton have been designated as eligible to participate in the REP. The amount payable to Mr. Durwood with respect to fiscal 1997 under the REP is $345,000. The estimated annual amounts that Mr. Brown and Mr. Singleton will be eligible to receive under the REP at age 65 are $207,000 and $199,000, respectively; such amounts are based on certain assumptions respecting their future compensation amounts and the amounts of AMC contributions under other plans. Actual amounts received by such individuals under the REP may be different than those estimated.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

     Mr. Stanley H. Durwood has an employment agreement with AMCE and AMC dated January 26, 1996 retaining him as Chairman and Chief Executive Officer and President. It provides for an annual base salary of no less than $500,000, plus payments and awards under AMC's Executive Incentive Program ("EIP"), the 1994 Incentive Plan and other bonus plans in effect for Executive Officers at a level reflecting his position, plus such other amounts as may be paid under any other compensatory arrangement as determined in the sole discretion of the Compensation Committee. Mr. Durwood's current annual base salary is $540,000. The Company has also agreed to use its best efforts to provide Mr. Durwood up to $5,000,000 in life insurance and to pay the premiums thereon and taxes resulting from such payment. Mr. Durwood's employment agreement has a term of three years and is automatically extended one year on its anniversary date, January 26, so that as of such date each year the agreement has a three-year term. The employment agreement is terminable without severance if he engages in intentional misconduct or a knowing violation of law or breaches his duty of loyalty to the Company. The agreement also is terminable (i) by Mr. Durwood, in the event of the Company's breach, and
(ii) by the Company, without cause or in the event of Mr. Durwood's death or disability, in each case with severance payments equal to three times the sum of his annual base salary in effect at the time of termination plus the average of annual incentive or discretionary cash bonuses paid during the three fiscal years preceding the year of termination. The Company may elect to pay such severance payments in monthly installments over a period of three years or in a lump sum after discounting such amount to its then present value. The aggregate amount payable under this employment agreement, assuming termination with severance occurred as of April 3, 1997, was approximately $1,763,000.

     Messrs. Peter C. Brown and Philip M. Singleton each have employment agreements with AMC dated September 26, 1994, providing for annual base salaries of no less than $227,000 and $266,000, respectively, and bonuses resulting from the EIP or other bonus arrangement, if any, as determined from time to time at the sole discretion of the Compensation Committee upon the recommendation of the Chairman of the Board. The current annual base salaries of Messrs. Brown and Singleton are $293,000 and $312,000, respectively. Each employment agreement has a term of two years. On each September 27, commencing in 1995, one year shall be added to the term of each employment agreement, so that each employment agreement shall always have a two-year term as of each anniversary date. Each employment agreement terminates without severance upon such employee's resignation, death or his disability as defined in his employment agreement, or upon AMC's good faith determination that such employee has been dishonest or has committed a breach of trust respecting AMC. AMC may terminate each employment agreement at any time, with severance payments in an amount equal to twice the annual base salary of such employee on the date of termination. Each employee may terminate his employment agreement if Mr. Stanley H. Durwood shall fail to control AMC as defined in the employment agreement and receive severance payments in an amount equal to twice his annual base salary on the date of termination. AMC may elect to pay any severance payments in a lump sum after discounting such amount to its then present value, or over a two-year period. The aggregate value of all severance benefits to be paid to such employee shall not exceed 299% of such employee's "base amount" as defined in the Code for the five-year period immediately preceding the date of termination. The aggregate amount payable under these employment agreements, assuming termination by reason of a change of control and payment in a lump sum as of April 3, 1997, was approximately $1,110,000.

     Mr. Richard M. Fay has an employment agreement with AMC dated April 16, 1996 which provides for an annual base salary of $275,000 and, in the first year of the employment agreement, an additional $50,000 for costs associated with relocation. Mr. Fay's current annual base salary is $280,000. Mr. Fay is also eligible to receive payments resulting from the EIP or other bonus arrangement, if any, as determined from time to time in the sole discretion of the Compensation Committee of the Board of Directors of AMC upon the recommendation of the Chief Executive Officer of AMC. The employment agreement has a term of three years, from September 8, 1995 through September 7, 1998. The employment agreement terminates without severance upon Mr. Fay's resignation, death or disability as defined in his employment agreement, or upon AMC's good faith determination that Mr. Fay has been dishonest or has committed a breach of trust respecting AMC. AMC may terminate the employment agreement at any time, with severance payments in an amount equal to, at AMC's option, either (i) Mr. Fay's base salary per month in effect at the time of termination, payable over the remaining term of his employment, or (ii) the net present value of the monthly payments described in (i) above, payable within 30 days of the date of termination. Any severance payable to Mr. Fay shall be reduced by any wages, compensation or income, cash or otherwise, received by Mr. Fay from sources other than AMC during the remaining term of his employment agreement following the date of termination. The aggregate amount payable under this employment agreement, assuming termination with severance occurred as of April 3, 1997, was approximately $372,000.

     As permitted by the 1994 Incentive Plan, stock options and Performance Share awards granted to participants thereunder provide for acceleration upon the termination of employment within one year after the occurrence of certain change in control events, whether such termination is voluntary or involuntary, or with or without cause. See " Option/SAR Grants in Last Fiscal Year" and " Long-Term Incentive Plans Awards in Last Fiscal Year." In addition, the Compensation Committee may permit acceleration upon the occurrence of certain extraordinary transactions which may not constitute a change of control.

     AMC maintains a severance pay plan for full-time salaried nonbargaining employees with at least 90 days of service. For an eligible employee who is subject to the Fair Labor Standards Act ("FLSA") overtime pay requirements (a "nonexempt eligible employee"), the plan provides for severance pay in the case of involuntary termination of employment due to layoff of the greater of two week's basic pay or one week's basic pay multiplied by the employee's full years of service up to no more than twelve weeks' basic pay. There is no severance pay for a voluntary termination, unless up to two weeks' pay is authorized in lieu of notice. There is no severance pay for an involuntary termination due to an employee's misconduct. Only two weeks' severance pay is paid for an involuntary termination due to substandard performance. For an eligible employee who is exempt from the FLSA overtime pay requirements, severance pay is discretionary (at the Department Head/Supervisor level), but will not be less than the amount that would be paid to a nonexempt eligible employee.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of May 19, 1997, with respect to beneficial owners of five percent or more of any class of the Company's voting securities:


                Name and Address         Number of Shares    Percent
Title of Class  of Beneficial Owner      Beneficially Owned  of Class

Common Stock    Durwood, Inc. <F1>           2,641,951<F2>   38.8%<F2>
                106 West 14th Street
                Kansas City, MO 64105

                Stanley H. Durwood <F1>      2,697,101<F2><F3>      39.3%
<F2>
                106 West 14th Street
                Kansas City, MO 64105

                Brian H. Durwood <F1>        2,641,951<F2>   38.8%<F2>
                655 N.W.  Altishan Place
                Beaverton, OR 97006

                Edward D. Durwood <F1>       2,641,951<F2>   38.8%<F2>
                3001 West 68th Street
                Shawnee Mission, KS 66208

                Peter J.  Durwood <F1>       2,641,951<F2>   38.8%<F2>
                666 West End Avenue
                New York, NY 10025

                Thomas A.  Durwood <F1>      2,641,951<F2>    38.8%<F2>
                P.  O.  Box 7208
                Rancho Santa Fe, CA 92067

                Elissa D.  Grodin <F1>       2,641,951<F2>    38.8%<F2>
                187 Chestnut Hill Road
                Wilton, CT 06897

                Carol D.  Journagan <F1>     2,641,951<F2>    38.8%<F2>
                1323 Granite Creek Drive
                Blue Springs, MO 64015

                Vanguard Explorer Fund, Inc.   482,720<F4>     6.6%<F4>
                c/o The Vanguard Group of
                 Investment Companies
                P.O Box 2600
                Valley Forge, PA  19482-2600

                Wellington Management
                Company, LLP                 658,260<F5>     8.8%<F5>
                75 State Street
                Boston, MA  02109

Class B Stock   Durwood, Inc. <F1>           11,157,000<F2>  100%
                106 West 14th Street
                Kansas City, MO  64105
[FN]
<F1> The Revocable Trust Agreement of Mr. Stanley H. Durwood dated August
     14, 1989, as amended (the "1989 Trust") and the 1992 Durwood, Inc. Voting Trust dated December 12, 1992 (the "1992 Trust") hold approximately 75% of the voting power of the outstanding capital stock of DI. Record ownership of the DI shares is in the name of the 1992 Trust, which has issued its voting trust certificates to the 1989 Trust. American Associated Enterprises ("AAE"), a Missouri limited partnership of which Mr. Stanley H. Durwood is the limited partner and his six children are the general partners, holds approximately 25% of the voting power in DI. Mr. Stanley H. Durwood is the sole director of DI and is Chairman of the Board, Chief Executive Officer and a Director of AMCE and AMC.

     Mr. Stanley H. Durwood is the sole acting trustee of the 1989 Trust and 1992 Trust and as such has sole voting power over the shares of AMCE stock held by DI; the named successor trustees under Mr. Stanley
     H. Durwood's trusts are Messrs. Charles J. Egan, Jr., a director of AMCE, and Raymond F. Beagle, general counsel to the Company. Under the terms of his revocable voting trust (the 1992 Trust), Mr. Stanley
     H. Durwood has all voting powers with respect to shares held therein during his lifetime. Thereafter, all voting rights with respect to such shares vest in his successor trustees and any additional trustees whom they might appoint, who shall exercise such rights by majority vote. Unless revoked by Mr. Stanley H. Durwood or otherwise terminated or extended in accordance with its terms, the 1992 Trust will terminate in 2030.

     Mr. Stanley H. Durwood may be deemed to share investment power with his children (the "Durwood Children") with respect to such shares held of record by DI. As reported in the Schedule 13Ds filed by Mr. Stanley H. Durwood and DI and by the Durwood Children and AAE, Mr. Stanley H. Durwood and the Durwood Children (the "Durwood Family Stockholders") have entered into an agreement (the "Durwood Family Settlement Agreement") expressing their intention to pursue certain transactions to dissolve AAE and to cause shares of AMCE held by DI to be distributed to members of the Durwood family through the merger of DI into AMCE (the "Merger"). Thereafter, the Durwood Family Stockholders intend to sell 3,000,000 shares of Common Stock in a secondary offering, which will be made only by means of a prospectus. If the proposed transactions are consummated, Mr. Stanley H. Durwood will retain approximately 4.5 million shares (or 100%) of Class B Stock and the Durwood Children will retain approximately 6.3 million shares of Common Stock, or 46.6% of the shares of that class (33.1% assuming full conversion of the Company's $1.75 Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock")). Based on voting shares outstanding as of May 19, 1997, the shares of Class B to be retained by Mr. Stanley H. Durwood will represent 77.0% of the combined voting power of AMCE's voting stock (70.4% assuming full conversion of Convertible Preferred Stock). However, provisions of the Durwood Family Settlement Agreement could result in an adjustment (the "Share Adjustment") pursuant to which Mr. Stanley H. Durwood would deliver additional shares of stock to the Durwood Children. Mr. Stanley H. Durwood has agreed with the Durwood Children that if the price per share to the public of the 2.5 million shares of Common Stock proposed to be sold by the Durwood Children in a secondary offering following the Merger is less than $18, Mr. Stanley H. Durwood will pay the Durwood Children the difference between such sale price and $18 (net of applicable underwriting commissions), up to $20 million in aggregate amount, in shares of Common Stock, as an adjustment to the original allocation of shares to be received by the Durwood Children in the Merger. Mr. Stanley H. Durwood's holdings will diminish and the Durwood Children's holdings will increase if the Durwood Children acquire additional shares under such Share Adjustment. However, based on the number of shares of Common Stock and Class B Stock outstanding as of May 19, 1997, the Share Adjustment should not result in Mr. Stanley H. Durwood owning shares with less than 50% of the combined voting power of the outstanding stock of the Company unless the Durwood Family Stockholders determine to proceed with a secondary offering of the family's shares at a price to the public of less than approximately $6.95 per share. Mr. Stanley H. Durwood's voting control also will be diluted if he is obligated to dispose of shares to honor tax and other indemnity obligations made to the Durwood Children and AMCE in connection with the Merger and other related transactions, or if additional shares of Common Stock are issued under AMCE's existing employee benefit plans.

<F2> The shares of Class B Stock owned of record by DI and beneficially owned by members of the Durwood family as indicated in footnote <F1> above are convertible into Common Stock on a share-for-share basis. The number and percentage of shares of Common Stock shown as beneficially owned do not give effect to the conversion option.

<F3> The shares of Common Stock shown as beneficially owned  by Mr.
     Stanley H. Durwood also included 150 shares owned by him directly and 55,000 shares subject to presently exercisable stock options.

<F4> This is the number of shares of Common Stock that would be obtained upon conversion of Convertible Preferred Stock reported as owned by Vanguard Explorer Fund, Inc. in its Schedule 13G dated February 10, 1997. Vanguard Explorer Fund, Inc. reported that it has sole power to vote such shares and shared power to dispose of them.

<F5> This is the number of shares of Common Stock reported as owned by
     Wellington Management Company, LLP in its Schedule 13G dated February 12, 1997, which number, AMCE has been supplementally advised, represents the number of shares that would be obtained upon conversion of Convertible Preferred Stock beneficially owned by Wellington Management Company, LLP. Of these shares (which, based on the report, are believed to include the shares owned by Vanguard Explorer Fund, Inc. referred to in note (4)), Wellington Management Company, LLP reports that it has shared voting power with respect to 37,584 shares and shared dispositive power with respect to 658,260 shares.

Beneficial Ownership By Directors and Officers
    The following table sets forth certain information as of May 19, 1997, with respect to beneficial ownership by Directors and Executive Officers of the Company's Common Stock and Class B Stock. The amounts set forth below include the vested portion of 454,750 shares of Common Stock subject to options under the Company's 1983 and 1984 Stock Option Plan and the 1994 Incentive Plan held by Executive Officers. Unless otherwise indicated, the persons named are believed to have sole voting and investment power over the shares shown as beneficially owned by them.

                Name of Beneficial    Amount and Nature          Percent
Title of Class         Owner         of Beneficial Ownership     of Class

Common Stock   Stanley  H. Durwood     2,697,101<F1><F2>            39.3%
               Peter C. Brown            156,750<F2>                 2.3%
               Philip M. Singleton       172,750<F2>                 2.5%
               Richard T. Walsh           33,425<F2>                *
               John P. Mascotte                1,000                *
               Paul E. Vardeman                  300                *

               All Directors and
                Executive Officers
                as a group (13 persons,
                including the
                individuals named above)   3,116,119<F2>            42.9%

Class B Stock  Stanley  H. Durwood        11,157,000<F1>           100.0%
____________________________________
*Less than one percent.


[FN]
<F1> See Notes 1  and 2 under "Security Ownership of Certain Beneficial
   Owners and Management". Mr. Stanley H. Durwood has sole voting power over the shares held by DI but may be deemed to share investment power with respect to such shares with his children. The shares of Common Stock shown as beneficially owned by Mr. Stanley H. Durwood also include 150 shares owned by him directly and 55,000 shares subject to presently exercisable stock options.

(2) Includes shares subject to presently exercisable options to purchase Common Stock under the Company's 1983 and 1984 Stock Option Plans and the 1994 Incentive Plan, as follows: Mr. Stanley H. Durwood - 55,000 shares; Mr. Peter C. Brown - 156,750 shares; Mr. Philip M. Singleton - 156,750 shares; and Mr. Richard T. Walsh - 33,375 shares and all executive officers as a group - 454,750 shares.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock and Convertible Preferred Stock, to file reports of ownership and changes in ownership with the SEC and the American and Pacific Stock Exchanges. Executive Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 1997 its Executive Officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions
     Since their formation, AMCE and AMC have been members of an affiliated group of companies (the "DI affiliated group") beneficially owned by Mr. Stanley H. Durwood and members of his family. Mr. Stanley H. Durwood is President, Treasurer and the sole Director of DI and Chairman of the Board, Chief Executive Officer and a Director of AMCE and AMC. There have been transactions involving AMCE or its subsidiaries and the DI affiliated group in prior years. AMCE intends to ensure that all transactions with DI or other related parties are fair, reasonable and in the best interests of the Company. In that regard, the Audit Committee of the Board of Directors of AMCE reviews all material proposed transactions between the Company and DI or other related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that all transactions described below with DI or other related parties are on terms at least as favorable to the Company as could have been obtained from an unaffiliated third party. The Audit Committee consists of Messrs. Egan, Grant and Mascotte, none of whom are officers or employees of the Company nor stockholders, directors, officers or employees of DI. Set forth below is a description of significant transactions which have occurred since March 29, 1996 or involve receivables that remain outstanding as of April 3, 1997.

The Merger

     General. Upon the recommendation of a special committee of the Board of Directors consisting of Messrs. Charles J. Egan, Jr. and Paul E. Vardeman, the New Independent Directors and the Board of Directors have approved the Merger Agreement providing for the Merger of the Company and DI. The Merger has been sought by members of the Durwood Family Stockholders so that they may hold their interests in the Company directly instead of indirectly through DI and AAE. Consummation of the Merger also has been made a condition of settlement of the Derivative Action to which the Company and certain of its current and former directors are parties. See "Business of the Company - Legal Proceedings."

     Prior to consummation of the Merger, DI will convert 6,141,343 shares of Class Stock into an equivalent number of shares of Common Stock. Concurrent with the consummation of the Merger (and as a condition thereto), AAE will be liquidated. After giving effect to the Merger and liquidation of AAE, there will be issued and outstanding 5,015,657 shares of Class B Stock, representing (based on shares outstanding as of May 19, 1997) 79.5% of the voting interest in the Company, assuming no conversion of Convertible Preferred Stock, and 73.1% of the voting interest in the Company, assuming full conversion of Convertible Preferred Stock into Common Stock, all of which will be beneficially owned by Mr. Stanley H. Durwood, and (based on the number of such shares outstanding as of May 19, 1997) 12,945,639 shares of Common Stock, of which 8,767,223, or 67.7% of the outstanding shares of Common Stock, will be beneficially owned by the Durwood Children. Based on shares outstanding as of May 19, 1997, the shares of Common Stock to be held by the Durwood Children after the Merger will represent 13.9% of the voting interest in the Company, assuming no conversion of Convertible Preferred Stock, and 12.8% of the voting interest in the Company, assuming full conversion of Convertible Preferred Stock.

     Prior to the Effective Time of the Merger, all of DI's assets (other than its equity interest in the Company), consisting primarily of life insurance policies, cash and notes of Durwood family members and a former officer of the Company, will be contributed to Delta Properties, Inc. ("Delta"), a wholly-owned subsidiary of DI. In addition, DI's other subsidiaries, other than the Company and its subsidiaries, have been merged into Delta and Delta has agreed to assume DI's liabilities.
Delta's stock will be distributed to DI's shareholders so that at the Effective Time DI's sole assets will consist of stock of the Company and its beneficial interest in certain tax credits and operating loss carryforwards. (As a result of certain provisions of the Merger Agreement and related agreements described below, the Company will not realize any benefit from such tax credits and operating loss carryforwards).

     If the Merger occurs, Mr. Stanley H. Durwood will indemnify the Company for all losses resulting from any breach by DI of the Merger Agreement or resulting from any liability of DI and for all taxes attributable to DI prior to the Effective Time and all losses in connection therewith. If the Merger does not occur, subject to certain limitations, Mr. Stanley H. Durwood and Delta will indemnify the Company against losses resulting from the breach by DI of the Merger Agreement. See "The Indemnification Agreement."

     Under the Merger Agreement, the Company will be responsible for paying 50% of its costs in connection with the Merger; the aggregate costs of the Company and DI are estimated to be approximately $2 million. If the Merger occurs, Mr. Stanley H. Durwood and Delta have agreed, subject to certain limitations, to indemnify the Company for all of DI's Merger expenses which are not paid prior to the Effective Time and for 50% of the Company's expenses in connection with the Merger. This obligation of Mr. Stanley H. Durwood may be offset by certain Credit Amounts (as defined below under "The Indemnification Agreement") resulting from the realization by the Company of tax benefits from the utilization of certain tax credits and operating loss carryforwards of DI. See "The Indemnification Agreement." If the Merger is not consummated for any reason (other than as a result of certain terminations by the Company's Board), DI will be responsible for all of its expenses and the Company's expenses in the Merger. If the Merger is not consummated as a result of certain terminations by the Company's Board of Directors, DI will be responsible for all of its expenses and 50% of the Company's expenses in the Merger. Mr. Stanley H. Durwood and Delta have agreed to indemnify the Company for any breach by DI of such obligation described in the preceding two sentences.

     As promptly as practicable after March 31, 2000, the Company will pay Mr. Stanley H. Durwood an amount equal to any Credit Amounts which have not been used to offset various of his obligations to the Company under the Stock Agreement, the Indemnification Agreement and the Registration Agreement, as such terms are defined below. If such benefits are realized after such date, the related Credit Amounts will be paid to Mr. Stanley H. Durwood when they are realized. See "The Indemnification Agreement; The Stock Agreement; and The Registration Agreement; Secondary Offering."

     For a period of three years after the Merger, the Durwood Children have agreed to give an irrevocable proxy to the Secretary and each Assistant Secretary of the Company to vote their shares of Common Stock in the election of directors for each candidate in the same proportionate manner as the aggregate votes cast in such elections by other holders of Common Stock not affiliated with the Company, its directors and officers. See "The Stock Agreement."

     If the Merger Agreement is not approved by the holders of a majority of shares of Common Stock present or represented by proxy and voting at the special meeting of stockholders to be held to consider the Merger, other than those shares held by DI, the Durwood Family Stockholders, their spouses, their children living in the same household and directors and officers of the Company, the Merger Agreement will be terminated and the Merger abandoned.

     The Registration Agreement; Secondary Offering. As a condition to the Merger, the Company and the Durwood Family Stockholders will enter into a registration agreement (the "Registration Agreement") pursuant to which the Durwood Family Stockholders will agree to sell at least 3,000,000 shares of Common Stock in a registered secondary offering and the Company will agree to file a registration statement with respect to such shares so that the registration statement becomes effective not more than twelve months and not less than six months after the Merger. Consummation of the secondary offering is subject to certain conditions and other rights of the parties. Subject to certain conditions, the expenses of the secondary offering will be borne by Mr. Stanley H. Durwood and Delta. This obligation may be offset by certain Credit Amounts resulting from the realization by the Company of tax benefits from the utilization of certain tax credits and operation loss carryforwards of DI. See "The Indemnification Agreement."

     Of the 3,000,000 shares of Common Stock to be sold in the secondary offering, 500,000 will be sold by Mr. Stanley H. Durwood or his charitable donees who may agree to participate in the secondary offering. Based on shares outstanding as of April 3, 1997 and after giving effect to the secondary offering (assuming such shares are sold to unaffiliated stockholders and disregarding shares which may be acquired by Mr. Stanley
H. Durwood upon the exercise of employee stock options and shares which he may transfer to the Durwood Children under the Share Adjustment (as defined herein under "Security Ownership of Beneficial Owners"), (i) unaffiliated stockholders will own approximately 7.2 million, or 53.4%, of the outstanding shares of Common Stock, and their voting interest in the Company will have increased from 6.6% after the Merger to 12.3% after the Secondary Offering, assuming no conversion of Convertible Preferred Stock, and from 14.1% after the Merger to 19.8% after the Secondary Offering, assuming full conversion of Convertible Preferred Stock, (ii) Mr. Stanley
H. Durwood will own approximately 4.5 million, or 100% of the outstanding, shares of Class B Stock, which will represent 77.0% of the voting interest in the Company, assuming no conversion of Convertible Preferred Stock, and 70.4% of the voting interest in the Company, assuming full conversion of Convertible Preferred Stock, and will be entitled to elect 75% of the Company's Board of Directors, and (iii) the Durwood Children will own in the aggregate approximately 6.3 million shares of Common Stock, which will represent 46.6% of the number of outstanding shares of that class and 10.7% of the voting interest in the Company, assuming no conversion of Convertible Preferred Stock, and 33.1% of the number of outstanding shares of the class, representing 9.8% of the voting interest in the Company, assuming full conversion of Convertible Preferred Stock. Holders of Common Stock are entitled to elect 25% of the Company's Board of Directors.

     The number of shares owned by Mr. Stanley H. Durwood could be further reduced and the shares owned by the Durwood Children increased as a result of other agreements among the Durwood Family Stockholders. See "Security Ownership of Beneficial Owners."

     The Indemnification Agreement. In connection with the Merger, Mr. Stanley H. Durwood, Delta and the Durwood Children have entered into an agreement (the "Indemnification Agreement") agreeing to indemnify the Company from certain losses and expenses. If the Merger occurs, (i) Mr. Stanley H. Durwood will indemnify the Company from losses resulting from any breach by DI of its representations, warranties and covenants in the Merger Agreement or based upon any liability of DI and for any taxes (or losses incurred by the Company in connection therewith) attributable to DI or its subsidiaries for taxable periods prior to the Effective Time,
(ii) each of the Durwood Family Stockholders will (severally and not jointly) indemnify the Company for any losses which it might incur as a result of the breach by such party of certain tax related representations, warranties and covenants made by such party in the Stock Agreement and
(iii) subject to certain conditions, Mr. Stanley H. Durwood and Delta will indemnify the Company from and against all of DI's Merger expenses that have not been paid prior to the Effective Time and 50% of the Company's Merger expenses. If the Merger does not occur, subject to certain conditions, Mr. Stanley H. Durwood and Delta will indemnify the Company from losses resulting from any breach by DI of its representations, warranties and covenants in the Merger Agreement. If the Merger is not consummated for any reason (other than as a result of certain terminations by the Company's Board of Directors), DI will be responsible for all of its expenses and the Company's expenses in the Merger. If the Merger is not consummated as a result of certain terminations by the Company's Board of Directors, DI will be responsible for all of its expenses and 50% of the Company's expenses in the Merger. Mr. Stanley H. Durwood and Delta have agreed to indemnify the Company for any breach by DI of such obligation described in the preceding two sentences.

     Mr. Stanley H. Durwood's obligations (i) to pay DI's unpaid expenses and 50% of the Company's Merger expenses if the Merger occurs, as required by the Indemnification Agreement, (ii) to pay the Company's expenses in the secondary offering, as required by the Registration Agreement, and
(iii) to pay a $2 million penalty and 100% of the Company's Merger expenses if the secondary offering does not occur, as required by the Stock Agreement, may be offset by certain credit amounts resulting from net tax benefits realized by the Company from the utilization by the Company of DI's alternative minimum tax credit carryforwards and Missouri operating loss carryforwards ("Credit Amounts"). Any Credit Amount not so applied will be paid to Mr. Stanley H. Durwood promptly after March 31, 2000. Any Credit Amount that arises after March 31, 2000 also will be paid promptly to Mr. Stanley H. Durwood. The maximum amount of Credit Amounts that could be paid Mr. Durwood or could be used to offset his responsibilities to the Company is approximately $1,100,000, reduced by any amounts utilized on separate DI income tax returns for 1996 and the portion of 1997 prior to the Effective Time.

     In Connection with the Merger, the Company has agreed to indemnify the Durwood Children from losses resulting from any breach by the Company of any representation, warranty, covenant or agreement made by it in the Merger Agreement.

     The foregoing indemnification obligations generally will lapse on March 31, 2000.

     The Stock Agreement. As a condition precedent to the Merger, the Durwood Family Stockholders will enter into an agreement (the "Stock Agreement") which, for three years, limits the ability of the Durwood Children to deposit shares in a voting trust, solicit proxies, participate in election contests or make a proposal concerning an extraordinary transaction involving the Company. Under the Stock Agreement, the Durwood Children will also agree, among other matters, for a period of three years, (i) to grant an irrevocable proxy to the Secretary and each Assistant Secretary of the Company to vote their shares of Common Stock for each candidate to the Company's Board of Directors in the same proportion as the aggregate votes cast by all other stockholders not affiliated with the Company, its directors or officers and (ii) that the Company will have a right of first refusal with respect to any such shares the Durwood Children wish to sell in a transaction exempt from registration, except for such shares sold in brokers' transactions. The Stock Agreement obligates Mr. Stanley H. Durwood and Delta, whose shares will be distributed by DI to the Durwood Family Stockholders before the Merger, to pay the Company $2 million and to reimburse the Company for all of its Merger expenses if the Secondary Offering is not consummated within 12 months after the Merger. This obligation may be offset by certain Credit Amounts resulting from the realization by the Company of tax benefits from the utilization of certain tax credits and operating loss carryforwards of DI. See "The Indemnification Agreement."

     Periodically, the Company and DI reconcile any amounts owed by one company to the other. Charges to the intercompany account have included payments made by the Company on behalf of DI. The largest balance owed by DI and its subsidiaries to the Company during fiscal 1997 was $795,000.
As of April 3, 1997, DI and its subsidiaries owed the Company $181,000.

     Ms. Marjorie D. Grant, a Vice President of AMC and the sister of Mr. Stanley H. Durwood, has an employment agreement with AMCE providing for an annual base salary of no less than $110,000, an automobile and, at the sole discretion of the Chief Executive Officer of AMCE, a year-end bonus. Ms. Grant's current annual base salary is $110,000. During fiscal 1997, Ms. Grant received a bonus of $10,000 and a lump sum payment in lieu of a base salary increase of $4,400. Ms. Grant's employment agreement, executed July 1, 1996, terminates on June 30, 1999, or upon her death or disability. The agreement provides that in the event Mr. Stanley H. Durwood fails to control the management of AMCE by reason of its sale, merger or consolidation, or because of his death or disability, or for any other reason, then AMCE and Ms. Grant would each have the option to terminate the agreement. In such event, AMCE would pay to Ms. Grant in cash a sum equal to the aggregate cash compensation, exclusive of bonus, to the end of the term of her employment under the agreement, after discounting such amount to its then present value using a discount rate equal to the prime rate of interest published in The Wall Street Journal on the date of termination. The aggregate amount payable under the employment agreement, assuming termination by reason of a change of control and payment in a lump sum as of April 3, 1997, was approximately $225,000.

     Since July 1992, Mr. Jeffery W. Journagan, a son-in-law of Mr. Stanley H. Durwood, has been employed by a subsidiary of AMCE. Mr. Journagan's current salary is approximately $82,540 and he received a bonus for fiscal 1997 in the amount of $7,500.

     During fiscal 1997, the Company retained Polsinelli, White, Vardeman & Shalton, P.C., to provide certain legal services to a subsidiary of AMCE. Mr. Vardeman, who is a director of AMCE, is a director, officer and shareholder of that firm.

     For a description of certain employment agreements between the Company and Messrs. Stanley H. Durwood, Peter C. Brown, Philip M.
Singleton and Richard M. Fay, see " Employment Contracts, Termination of Employment and Change in Control Arrangements."


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

     The following consolidated financial statements of the Registrant and its consolidated subsidiaries included in the Report are incorporated herein by reference in Item 8:

     Consolidated Balance Sheets - April 3, 1997 and March 28, 1996 Consolidated Statements of Operations - Fiscal years (53/52 weeks) ended April 3, 1997, March 28, 1996 and
      March 30, 1995
     Consolidated Statements of Cash Flows - Fiscal years (53/52 weeks) ended April 3, 1997, March 28, 1996 and
      March 30, 1995
     Consolidated Statements of Stockholders' Equity - Fiscal years (53/52 weeks) ended April 3, 1997,
      March 28, 1996 and  March 30, 1995
     Notes to Consolidated Financial Statements - Fiscal years (53/52 weeks) ended April 3, 1997, March 28, 1996 and
      March 30, 1995


(a)(2)    Financial Statement Schedules

     The following consolidated financial statement schedule of the Registrant and its consolidated subsidiaries is filed pursuant to Item 14(d) (this schedule appears immediately following the signature page):

     Schedule II - Valuation and Qualifying Accounts and Reserves

     All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.


(b)  Reports on Form 8-K

     On March 19, 1997, the Company filed a Form 8-K reporting under Item 5 its sale of 9 1/2% Senior Subordinated Notes due 2009 and an amendment to its Credit Facility.


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


/s/ Stanley H. Durwood   Chairman of the Board, Chief       June 30, 1997
  Stanley H. Durwood     Executive Officer and Director


/s/ Charles J. Egan, Jr.  Director			  June 30, 1997
  Charles J. Egan, Jr.


/s/ William T. Grant, II Director                           June 30, 1997
  William T. Grant, II


/s/ John P. Mascotte     Director                           June 30, 1997
  John P. Mascotte

/s/ Paul E. Vardeman     Director                           June 30, 1997
  Paul E. Vardeman


/s/ Peter C. Brown       President, Chief Financial         June 30, 1997
  Peter C. Brown         Officer and Director


/s/ Philip M. Singleton  Executive Vice President, Chief    June 30, 1997
  Philip M. Singleton    Operating Officer and Director


/s/ Richard L. Obert     Senior Vice President - Chief      June 30, 1997
  Richard L. Obert       Accounting and Information Officer

                     REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri


Our report on the consolidated financial statements of AMC Entertainment Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 35 of the 1997 Annual Report to Shareholders of AMC Entertainment Inc. and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2>) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
Kansas City, Missouri
May 16, 1997

                    AMC ENTERTAINMENT INC.  AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                                                    Additions
Balance at                                  Charged to     Charged to               Balance at
Beginning                                    Costs and     Other                       End of
  Description                                 of Period       Expenses
Accounts                                    Deductions        Period

Year ended (53 Weeks) April 3, 1997

  Allowance for doubtful accounts           $  801           $ 125         $  -     $  222      $  704

  Self insurance reserves                   12,635          12,561            -     10,511      14,685

  Reserve for future dispositions            2,107             534            -        427       2,214


Year ended (52 Weeks) March 28, 1996

  Allowance for doubtful accounts        $   1,529          $ 526         $  -    $  1,254      $  801

  Self insurance reserves                   12,029         10,458            -       9,852      12,635

  Reserve for future dispositions            2,827              -            -         720       2,107


Year ended (52 Weeks) March 30, 1995

  Allowance for doubtful accounts        $   1,270          $ 744         $  -       $ 485    $  1,529

  Self insurance reserves                   11,005         11,263            -      10,239      12,029

  Reserve for future dispositions            4,711            500            -       2,384       2,827

  Valuation allowance for deferred tax
   assets                                   19,792        (19,792)           -           -           -

                                    EXHIBIT INDEX


EXHIBIT NUMBER DESCRIPTION

   2.1.          Agreement and Plan of Merger dated as of March 31, 1997
                between AMC Entertainment Inc. and Durwood, Inc. (together with Exhibit A, "Pre-Merger Action Plan") (Incorporated by reference from Exhibit 2.1 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.2.          Form of Stock Agreement to be entered into among AMC
                Entertainment Inc. and Stanley H. Durwood, Carol D. Journagan, Edward D. Durwood, Thomas A. Durwood, Elissa
                D. Grodin, Brian H. Durwood and Peter J. Durwood ("Durwood Family Stockholders") (Incorporated by reference from Exhibit 2.2 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.3.          Form of Registration Agreement to be entered into between
                AMC Entertainment Inc. and the Durwood Family
                Stockholders (Incorporated by reference from Exhibit 2.3 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.4.(a)       Indemnification Agreement dated as of March 31, 1997
                among AMC Entertainment, Inc., the Durwood Family Stockholders and Delta Properties, Inc., together with Exhibit B thereto (Escrow Agreement) (Incorporated by reference from Exhibit 2.4.(a) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.4.(b)       Durwood Family Settlement Agreement (Incorporated by
                reference from Exhibit 99.1 to Schedule 13-D of Durwood, Inc. and Stanley H. Durwood filed May 8, 1996).

   2.4.(c)       First Amendment to Durwood Family Settlement Agreement
                (Incorporated by reference from Exhibit 2.4.(c) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.5.          Articles of Merger dated March 31, 1994 between American
                Multi-Cinema, Inc. and its wholly owned subsidiaries, Cinema Enterprises, Inc. and Cinema Enterprises II, Inc. and related Plan and Agreement of Liquidation and Merger (Incorporated by reference from Exhibit 2 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended
                March 31, 1994).

   2.6.          Stock Purchase, Release and Settlement Agreement dated
                January 10, 1997 between American Multi-Cinema, Inc. and
                H. Donald Busch respecting AMC Philadelphia, Inc.
                (Incorporated by reference from Exhibit 2.1 to AMCE's Form 10-Q (File No. 1-8747) for the quarter ended
                December 26, 1996).

   2.7.(a)       Plan and Agreement of Liquidation and Merger dated
                March 31, 1997 between AMC Realty, Inc. and its subsidiary, AMC Canton Realty, Inc. (Incorporated by reference from Exhibit 2.7.(a) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.7.(b)       Certificate of Ownership and Merger dated March 31, 1997
                between AMC Realty, Inc. and its subsidiary, AMC Canton Realty, Inc. (Incorporated by reference from Exhibit 2.7.(b) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.8.(a)       Plan and Agreement of Liquidation and Merger dated
                March 31, 1997 between AMC Philadelphia, Inc. and its subsidiary, Budco Theatres, Inc. (Incorporated by reference from Exhibit 2.8.(a) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.8.(b)       Certificate of Ownership and Merger dated March 31, 1997
                between AMC Philadelphia, Inc. and its subsidiary, Budco Theatres, Inc. (Delaware) (Incorporated by reference from
                Exhibit 2.8.(b) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.8.(c)       Articles of Merger dated March 31, 1997 between AMC
                Philadelphia, Inc. and Budco Theatres, Inc.
                (Pennsylvania) (Incorporated by reference from Exhibit 2.8.(c) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.9.(a)       Plan and Agreement of Liquidation and Merger dated
                March 31, 1997 between American Multi-Cinema, Inc. and its subsidiary, AMC Philadelphia, Inc. (Incorporated by reference from Exhibit 2.9.(a) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.9.(b)       Certificate of Ownership and Merger merging AMC
                Philadelphia, Inc., a Delaware corporation, into American Multi-Cinema, Inc., a Missouri corporation (Delaware) (Incorporated by reference from Exhibit 2.9.(b) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.9.(c)       Articles of Merger between AMC Philadelphia, Inc., and
                American Multi-Cinema, Inc. (Missouri) (Incorporated by reference from Exhibit 2.9.(c) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   3.1.          Amended and Restated Certificate of Incorporation of AMC
                Entertainment Inc. (Incorporated by reference from Exhibit 3.1 to Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed
                February 18, 1994).

   3.2.          Certificate of Designations relating to $1.75 Cumulative
                Convertible Preferred Stock (Incorporated by reference from Exhibit 4.1 to AMCE's Form 8-K (File No. 1-8747) dated April 8, 1994).

   3.3.          Bylaws of AMC Entertainment Inc. (Incorporated by
                reference from Exhibit 3.3 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended December 26, 1996).

   4.1.(a)       Indenture among AMC Entertainment Inc., as issuer,
                American Multi-Cinema Inc., AMC Realty, Inc.,
                Conservco, Inc., AMC Canton Realty, Inc., AMC Philadelphia, Inc., Budco Theatres, Inc. and Concord Cinema, Inc. (collectively "Guarantors") and United States Trust Company of New York, as Trustee, respecting AMC Entertainment Inc.'s 11 7/8% Senior Notes due 2000 (Incorporated by reference from Exhibit 4.3 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended
                July 2, 1992).

   4.1.(b)       First Supplemental Indenture dated as of March 31, 1993,
                pursuant to which AMC Film Marketing, Inc. became a Guarantor (Incorporated by reference from Exhibit
                4.1(b) to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

   4.1.(c)       Fourth Supplemental Indenture dated as of March 31,1994,
                pursuant to which American Multi-Cinema, Inc. assumed the obligations of Cinema Enterprises, Inc., Cinema Enterprises II, Inc. and Exhibition Enterprises Partnership under the Senior Subordinated Note Indenture and related guarantees of such entities (Incorporated by reference from Exhibit 4.2.(c) to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended March 31, 1994).

   4.1.(d)       Fifth Supplemental Indenture dated December 28,1995,
                respecting AMC Entertainment Inc.'s 11 7/8% Senior Notes due 2000 (Incorporated by reference from Exhibit
                4.1(d) to AMCE's Registration Statement on Form S-4 (File No. 333-29155) filed June 13, 1997).

   4.1.(e)       Sixth Supplemental Indenture dated March 28, 1996,
                respecting AMC Entertainment Inc.'s 11 7/8% Senior Notes due 2000 (Incorporated by reference from Exhibit
                4.2(d) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 28, 1996).

   4.2.(a)       Indenture among AMC Entertainment Inc., as issuer,
                American Multi-Cinema, Inc., AMC Realty, Inc.,
                Conservco, Inc., AMC Canton Realty, Inc., AMC Philadelphia, Inc., Budco Theatres, Inc. and Concord Cinema, Inc. (collectively "Guarantors") and The Bank of New York, as Trustee, respecting AMC Entertainment Inc.'s 12 5/8% Senior Subordinated Notes due 2002 (Incorporated by reference from Exhibit 4.4 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended July 2, 1992).

   4.2.(b)       First Supplemental Indenture dated as of March 31 , 1993,
                pursuant to which AMC Film Marketing, Inc. became a Guarantor (Incorporated by reference from Exhibit
                4.2.(b) to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

   4.2.(c)       Fourth Supplemental Indenture dated as of March 31,1994,
                pursuant to which American Multi-Cinema, Inc. assumed the obligations of Cinema Enterprises, Inc., Cinema Enterprises II, Inc. and Exhibition Enterprises Partnership under the Senior Subordinated Note Indenture and related guarantees of such entities (Incorporated by reference from Exhibit 4.2.(c) to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended March 31, 1994).

   4.2.(d)       Fifth Supplemental Indenture dated December 28,1995,
                respecting AMC Entertainment Inc.'s 12 5/8% Senior Subordinated Notes due 2002 (Incorporated by reference from Exhibit 4.2(d) to AMCE's Registration Statement on Form S-4 (File No. 333-29155) filed June 13, 1997).

   4.2.(e)       Sixth Supplemental Indenture dated March 28, 1996,
                respecting AMC Entertainment Inc.'s 12 5/8% Senior Subordinated Notes due 2002 (Incorporated by reference from Exhibit 4.2.(e) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 28, 1996).

   4.3.          Amended and Restated Credit Agreement dated as of
                April 10, 1997, among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent and Bank of America National Trust and Savings Association, as Documentation Agent and Various Financial Institutions, as Lenders, together with the following exhibits thereto; significant subsidiary guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement. (Incorporated by reference from Exhibit
                4.3 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   4.4.(a)       Indenture dated March 19, 1997, respecting AMC
                Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2009 (Incorporated by reference from Exhibit 4.1 to AMCE's Form 8-K (File No. 1-8747) dated March 19, 1997).

   4.4(b)        Form of First Supplemental Indenture, respecting AMC
                Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2009 (Incorporated by reference from Exhibit 4.4(b) to AMCE's Registration Statement on Form S-4 (File No. 333-29155) filed June 13, 1997).

   4.5.          Registration Rights Agreement respecting 9 1/2% Senior
                Subordinated Notes due 2009 (Incorporated by reference from Exhibit 4.2 to AMCE's Form 8-K (File No. 1-8747) dated March 19, 1997).

   4.6.          In accordance with Item 601(b)<4>(iii)(A) of Regulation
                S-K, certain instruments respecting long term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

  10.1.          AMC Entertainment Inc. 1983 Stock Option Plan
                (Incorporated by reference from Exhibit 10.1 to AMCE's Form S-1 (File No. 2-84675) filed June 22, 1983).

  10.2.          Federal Income Tax Allocation Agreement dated as of
                July 1, 1983, between Durwood, Inc. and AMC Entertainment Inc. (Incorporated by reference from Exhibit 10.2 to AMCE's Form S-1 (File No. 2-84675) filed June 22, 1983).

  10.3.          AMC Entertainment Inc. 1984 Employee Stock Purchase Plan
                (Incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 (File No. 2-97523) filed July 3, 1984).

  10.4.          AMC Entertainment Inc. 1984 Employee Stock Option Plan
                (Incorporated by reference from Exhibit 28.1 to AMCE's S-8 and S-3 (File No. 2-97522) filed July 3, 1984).

  10.5.(a)       AMC Entertainment Inc. 1994 Stock Option and Incentive
                Plan, as amended (Incorporated by reference from Exhibit
                10.1 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended December 26, 1996).

  10.5.(b)       Form of Performance Stock Award Agreement (Incorporated
                by reference from Exhibit 10.5(d) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 30,
                1995).

  10.5.(c)       Form of Non-Qualified (NON-ISO) Stock Option Agreement
                (Incorporated by reference from Exhibit 10.2 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended December 26, 1996).

  10.6.          American Multi-Cinema, Inc. Savings Plan, a defined
                contribution 401(k) plan, restated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.7.(a)       Defined Benefit Retirement Income Plan for Certain
                Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended (Incorporated by reference from Exhibit
                10.7 to AMCE's Form S-1 (File No. 33-48586) filed
                June 12, 1992, as amended).

  10.7.(b)       AMC Supplemental Executive Retirement Plan dated
                January 1, 1994 (Incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 30, 1995).

  10.8.          Employment Agreement between American Multi-Cinema, Inc.
                and Philip M. Singleton (Incorporated by reference from Exhibit 10(a) to AMCE's Form 10-Q (File No. 1-8747) for the quarter ended September 29, 1994).

  10.9.          Employment Agreement between American Multi-Cinema, Inc.
                and Peter C. Brown (Incorporated by reference from Exhibit 10(b) to AMCE's Form 10-Q (File No.1-8747) for the quarter ended September 29, 1994).

  10.10.         Disability Compensation Provisions respecting Stanley H.
                Durwood (Incorporated by reference from Exhibit 10.12 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.11.         Executive Medical Expense Reimbursement and Supplemental
                Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991 (Incorporated by reference from Exhibit 10.13 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.12.         Division Operations Incentive Program (incorporated by
                reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.13.         Agreement and General Release between Edward D. Durwood
                and American Multi- Cinema, Inc. (Incorporated by reference from Exhibit 10.1 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended September 28, 1995).

  10.14.         Agreement and General Release between Donald P. Harris
                and American Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.2 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended September 28, 1995).

  10.15.         Partnership Interest Purchase Agreement dated May 28,
                1993, among Exhibition Enterprises Partnership, Cinema Enterprises, Inc., Cinema Enterprises II, Inc., American Multi-Cinema, Inc., TPI Entertainment, Inc. and TPI Enterprises, Inc. (Incorporated by reference from Exhibit
                10.29 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.16.         Mutual Release and Indemnification Agreement dated
                May 28, 1993, among Exhibition Enterprises Partnership, Cinema Enterprises, Inc., American Multi-Cinema, Inc., TPI Entertainment, Inc. and TPI Enterprises, Inc. (Incorporated by reference from Exhibit 10.30 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.17.         Assignment and Assumption Agreement between Cinema
                Enterprises II, Inc. and TPI Entertainment, Inc.
                (Incorporated by reference from Exhibit 10.31 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.18.         Confidentiality Agreement dated May 28,1993, among TPI
                Entertainment, Inc., TPI Enterprises, Inc., Exhibition Enterprises Partnership, Cinema Enterprises, Inc., Cinema Enterprises II, Inc. and American Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.32 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.19.         Termination Agreement dated May 28, 1993, among TPI
                Entertainment, Inc., TPI Enterprises, Inc. Exhibition Enterprises Partnership, American Multi-Cinema, Inc., Cinema Enterprises, Inc., AMC Entertainment Inc., Durwood, Inc., Stanley H. Durwood and Edward D. Durwood (Incorporated by reference from Exhibit 10.33 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.20.         Promissory Note dated June 16, 1993, made by Thomas L.
                Velde and Katherine G. Terwilliger, husband and wife, payable to American Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.34 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.21.         Second Mortgage dated June 16,1993, among Thomas L.
                Velde, Katherine G. Terwilliger and American
                Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.35 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.22.         Summary of American Multi-Cinema, Inc. Executive
                Incentive Program (Incorporated by reference from Exhibit
                10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).

  10.23.         AMC Non-Qualified Deferred Compensation Plans
                (Incorporated by reference from Exhibit 10.37 to Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994).

  10.24.         Employment Agreement between AMC Entertainment Inc.,
                American Multi-Cinema, Inc. and Stanley H. Durwood (Incorporated by reference from Exhibit 10.32 to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 28, 1996).

  10.25.         Real Estate Contract dated November 1, 1995 among Richard
                M. Fay, Mary B. Fay and American Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.33 to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 28, 1996).

  10.26.         American Multi-Cinema, Inc. Retirement Enhancement Plan
                (Incorporated by reference from Exhibit 10.26 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

  10.27.         Employment Agreement between American Multi-Cinema, Inc.
                and Richard M. Fay (Incorporated by reference from Exhibit 10.1 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended June 27, 1996).

  10.28.         American Multi-Cinema, Inc. Executive Savings Plan
                (Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
 *11.            Computation of Per Share Earnings.

 *13.            Incorporated portions of the Annual Stockholders Report
                for the fiscal year ended April 3, 1997.

  16.            Letter regarding change in certifying accountant
                (Incorporated by reference from Exhibit 19.6 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended July 2, 1992).

 *21.            Subsidiaries of AMC Entertainment Inc.

 *23             Consent of Coopers & Lybrand L.L.P. to the use of their
                report of independent accountants incorporated in Item 8 of this annual report.

 *27.            Financial Data Schedule


_______

*    Filed herewith