Form 10-Q
period 1997-07-03
AMC ENTERTAINMENT INC
filed 1997-08-14
CIK 722077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1997
                                     or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    x     No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares
Title of Each Class of Common Stock      Outstanding as of July 3, 1997

Common Stock, 66 2/3 cents par value                    7,221,504

Class B Stock, 66 2/3 cents par value                  11,157,000


                                      1
                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                    INDEX
                                                           Page Number

PART I.      FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS
             Consolidated Statements of Operations               3
             Consolidated Balance Sheets                         4
             Consolidated Statements of Cash Flows               5
             Notes to Consolidated Financial Statements          7
  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF  FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                      9

PART II.     OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS                                   14
  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                    15
             SIGNATURES                                          17

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)

                                                         Thirteen
                                                       Weeks Ended
                                                    July 3,     June 27,
                                                      1997        1996
                                                      ----        ----
                                                        (Unaudited)
Revenues
  Admissions                                        $125,998  $106,285
  Concessions                                         59,072    49,831
  Other                                                9,392     5,811
                                                     -------   --------

 Total revenues                                      194,462   161,927

Expenses
  Film exhibition costs                               71,142    56,139
  Concession costs                                    10,056     8,525
  Other                                               78,472    68,157
                                                     -------   --------

 Total cost of operations                            159,670   132,821

  General and administrative                          14,755    13,025
  Depreciation and amortization                       16,367    11,674
                                                     -------   --------

Total expenses                                       190,792   157,520
                                                     -------   --------

 Operating income                                      3,670     4,407
  Other expense (income)
  Interest expense
Corporate borrowings                                   5,899     2,335
Capital lease obligations                              2,346     2,574
  Investment income                                     (172)     (182)
  Gain on disposition of assets                       (1,178)      (18)
                                                     -------   --------

Loss before income taxes                              (3,225)     (302)
Income tax provision                                  (1,386)     (125)
                                                     -------   --------

Net loss                                            $ (1,839) $   (177)
                                                     =======   ========

Preferred dividends                                    1,369     1,546
                                                     -------   --------

Net loss for common shares                          $ (3,208) $ (1,723)
                                                     =======   ========
Loss per share:
  Primary                                           $   (.18) $   (.10)
                                                     =======   ========

  Fully diluted                                     $   (.18) $   (.10)
                                                     ========  ========


               See Notes to Consolidated Financial Statements
                                      3


                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)
                                                        July 3, April 3,
                                                          1997       1997
                                                      (Unaudited)
                                   ASSETS
Current assets:
 Cash and equivalents                                 $  24,245  $  24,715
 Receivables, net of allowance for
   doubtful accounts of
   $735 as of July 3, 1997 and $704
   as of April 3, 1997                                   70,140     42,188
 Other current assets                                    18,593     16,769
                                                        -------   --------

Total current assets                                    112,978     83,672

Property, net                                           624,220    543,058
Intangible assets, net                                   27,681     28,679
Other long-term assets                                   67,850     62,804
                                                        -------   --------

Total assets                                           $832,729   $718,213
                                                        =======    =======

                    LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:
 Accounts payable                                      $105,187  $  88,367
 Accrued expenses and other liabilities                  51,805     42,459
 Current maturities of corporate borrowings
  and capital lease obligations                           3,610      3,441
                                                        -------   --------

  Total current liabilities                             160,602    134,267

Corporate borrowings                                    404,450    315,046
Capital lease obligations                                54,167     55,237
Other long-term liabilities                              46,973     43,651
                                                        -------   --------

 Total liabilities                                      666,192    548,201

Stockholders' equity:
 $1.75 Cumulative Convertible Preferred Stock,
  66 2/3 cents par value;
   2,933,800 shares issued and outstanding as
   of July 3, 1997 and 3,303,600
   shares issued and outstanding as of
   April 3, 1997 (aggregate liquidation
   preference of $73,345 as of July 3, 1997 and
   $82,590 as of April 3, 1997)                           1,956      2,202
 Common Stock, 66 2/3 cents par value; 7,242,004
   shares issued as of
   July 3, 1997 and 6,604,469 shares issued as
   of April 3, 1997                                       4,828      4,403
 Convertible Class B Stock, 66 2/3 cents par value;
   11,157,000 shares issued
   and outstanding                                        7,438      7,438
 Additional paid-in capital                             107,602    107,781
 Foreign currency translation adjustment                 (2,295)    (2,048)
 Retained earnings                                       47,377     50,605
                                                        -------   --------

                                                        166,906    170,381

 Less - Common Stock in treasury, at cost,
  20,500 shares as of July 3, 1997 and April 3, 1997        369        369
                                                        -------   --------

 Total stockholders' equity                             166,537    170,012
                                                        -------   --------

Total liabilities and stockholders' equity             $832,729   $718,213
                                                        =======    =======


               See Notes to Consolidated Financial Statements.
                                      4


                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                             Thirteen
                                                           Weeks Ended
                                                        July 3,    June 27,
                                                          1997       1996
                                                          ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (1,839)   $ (177)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
Depreciation and amortization                           16,367    11,674
Gain on sale of other long-term assets                  (1,178)      (18)
Change in assets and liabilities:
   Receivables                                          (1,040)      636
   Other current assets                                 (1,824)      722
   Accounts payable                                      8,788     9,145
   Accrued expenses and other liabilities               12,169    (3,623)
Other, net                                                (213)      366
                                                      --------   --------

 Total adjustments                                      33,069    18,902
                                                      --------   --------

Net cash provided by operating activities               31,230    18,725
                                                      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (94,162)  (48,674)
  Net change in refundable construction advances       (26,912)     (881)
  Proceeds from disposition of long-term assets          2,446         -
  Other, net                                            (7,934)   (3,144)
                                                      --------   --------

  Net cash used in investing activities               (126,562)  (52,699)
                                                      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility        90,000    35,000
  Principal payments under capital
   lease obligations and other                            (877)     (604)
  Cash overdrafts                                        8,032       535
  Proceeds from exercise of stock options                    -       141
  Dividends paid on preferred stock                     (1,389)   (1,631)
  Deferred financing costs and other                      (635)        -
                                                       --------  --------

  Net cash provided by financing activities             95,131    33,441
                                                      --------   --------
  Effect of exchange rate changes on cash
   and equivalents                                        (269)        -
                                                      --------   --------

NET DECREASE IN CASH AND EQUIVALENTS                      (470)     (533)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             24,715    10,795
                                                      --------   --------

CASH AND EQUIVALENTS AT END OF PERIOD                $  24,245  $ 10,262
                                                      ========   ========



                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                             Thirteen
                                                           Weeks Ended
                                                       July 3,     June 27,
                                                         1997        1996
                                                         ----        ----
                                                           (Unaudited)
Cash paid during the period for:

 Interest (net of amounts capitalized
  of $1,859 and $368)                                $  4,795   $  5,093

 Income taxes paid (refunded)                           4,994     (3,222)








               See Notes to Consolidated Financial Statements.
                                      6




                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JULY 3, 1997
                                 (Unaudited)

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

     Prior to fiscal 1998, NCN was consolidated with the Company as of a fiscal period end that was one month earlier than the Company' fiscal period end. Beginning in fiscal year 1998, this one-month reporting lag was eliminated and NCN results include activity for four months.

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 1997. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended July 3, 1997, are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 2, 1998.

     The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - EARNINGS PER SHARE

     Primary earnings per share is computed by dividing net earnings less preferred dividends by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. The average shares used in the computations were 18,006,000 for the thirteen weeks ended July 3, 1997 and 16,817,000 for the thirteen weeks ended July 27, 1996. On a fully diluted basis, net earnings and shares outstanding are adjusted to assume conversion of the $1.75 Cumulative Convertible Preferred Stock, if dilutive. The average shares used in the computations were 18,006,000 for the thirteen weeks ended July 3, 1997 and 16,817,000 for the thirteen weeks ended June 27, 1996.


NOTE 3 - MERGER WITH PARENT

     The Board of Directors has approved an agreement (the "Merger Agreement") providing for the merger of the Company and its principal stockholder, Durwood, Inc. ("DI"), with the Company remaining as the surviving entity (the "Merger"). The Merger has been sought by members of the Durwood family so that they may hold their interests in the Company directly instead of indirectly through DI and a related entity. In the Merger, stockholders of DI would exchange their shares of DI stock for shares of the Company's stock. Although the outstanding shares of the Company's Common Stock will increase and the outstanding shares of its Class B Stock will decrease if the Merger is effected, no aggregate increase in total outstanding shares will occur because the shares of the Company owned by DI will be canceled and the shares of the Company held by other stockholders would not be exchanged in the Merger.

     A special meeting of the stockholders of the Company will be held on August 15, 1997. At the meeting, holders of the Company's Common Stock and Class B Stock will be asked to approve and adopt the Merger Agreement. A condition to the Merger is that the Merger Agreement receive approval of the holders of a majority of the shares of Common Stock other than DI, the Durwood family, their spouses and children and officers and directors of the Company.

     DI is primarily a holding company with no significant operations or assets other than its equity interest in the Company. The Merger will be accounted for as a corporate reorganization and the recorded balances for consolidated assets, liabilities, total stockholders' equity and results of operations of the Company will not be affected. If the Merger occurs, the Company will be responsible for paying 50% of its costs in connection with the Merger; the aggregate merger costs for both the Company and DI are
estimated to be approximately $2 million.   Management does not believe that
the transaction will have a significant effect on the Company's financial condition, liquidity or capital resources.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

 Operating Results
     Set forth in the table below is a summary of revenues, cost of operations, general and administrative expenses and depreciation and amortization, attributable to the Company's domestic and international theatrical exhibition operations and the Company's on-screen advertising business.

                                                     Thirteen
                                                    Weeks Ended
                                                 July 3,    June 27,
                                                  1997         1996  Change
								  ----	   ----
                                                  (Dollars in thousands)
REVENUES
  Domestic
Admissions                                     $121,312   $105,089    15.4%
Concessions                                      58,086     49,684    16.9
Other                                             3,434      2,861    20.0
                                                -------    -------   -----
                                                182,832    157,634    16.0
  International
Admissions                                        4,686      1,196     *
Concessions                                         986        147     *
Other                                                47          -      -
                                                -------    -------   -----
                                                  5,719      1,343     *
  On-screen advertising and other                 5,911      2,950     *
                                                -------    -------   -----
 Total revenues                                $194,462   $161,927    20.1%
                                                =======    =======  ======
COST OF OPERATIONS
  Domestic
Film exhibition costs                          $ 68,660   $ 55,565    23.6%
Concession costs                                  9,642      8,481    13.7
Rent                                             20,980     17,566    19.4
Other                                            50,125     46,427     8.0
                                                -------    -------   -----
                                                149,407    128,039    16.7
  International
Film exhibition costs                             2,482        574     *
Concession costs                                    414         44     *
Rent                                              1,474        661     *
Other                                             1,504        856    75.7
                                                -------    -------   -----
                                                  5,874      2,135     *
  On-screen advertising and other                 4,389      2,647    65.8
                                                -------    -------   -----
  Total cost of operations                     $159,670   $132,821    20.2%
                                                =======    =======  ======


GENERAL AND ADMINISTRATIVE
  Corporate and domestic                       $ 11,626   $ 10,486    10.9%
  International                                   1,478      1,490    (0.8)
  On-screen advertising and other                 1,651      1,049    57.4
								-------    -------  ------
 Total general and administrative              $ 14,755   $ 13,025    13.3%
                                                =======    =======  ======

DEPRECIATION AND AMORTIZATION
  Corporate and domestic                      $  15,146  $  11,102    36.4%
  International                                     616        169     *
  On-screen advertising and other                   605        403    50.1%
                                                -------    -------  -------
 Total depreciation and amortization          $  16,367  $  11,674    40.2%
                                                =======    =======  ======

* Percentage change in excess of 100%

Thirteen Weeks Ended July 3, 1997 and June 27, 1996

The forward-looking statements included in this section, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to the Company's ability to enter into various financing programs, competition from other companies, changes in economic climate, increase in demand for real estate, demographic changes, changes in real estate, zoning and tax laws, the ability to open new theatres and screens as currently planned, the performance of films licensed by the Company and other risks and uncertainties.

Revenues. Total revenues increased 20.1%, or $32,535,000, during the thirteen weeks ended July 3, 1997 compared to the thirteen weeks ended June 27, 1996.

Total domestic revenues increased 16.0%, or $25,198,000, from the prior year. Admissions revenues increased 15.4%, or $16,223,000, due to a 9.9% increase in attendance, which contributed $10,411,000 of the increase, and a 5.0% increase in average ticket prices, which contributed $5,812,000 of the increase. The increase in attendance was due primarily to the Company's megaplex theatres (theatres having at least 14 screens with predominately stadium-style seating). Attendance at megaplex theatres increased during the quarter as a result of the addition of 12 new megaplex theatres with 266 screens since June 27, 1996 and a 7.5% increase in attendance at comparable megaplex theatres, theatres opened before the first quarter of the prior fiscal year. The increase in attendance from megaplex theatres was partially offset by a 5.4% decrease in attendance at comparable multiplex theatres (theatres generally without stadium-style seating and having less than 14 screens) and the closure or sale of 16 theatres with 82 screens since the first quarter of fiscal 1997. The decline in attendance at comparable multiplex theatres was due primarily to competition from megaplex theatres in areas where the Company's multiplex theatres operate, a trend which the Company anticipates will continue, and the overall performance of film product. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's circuit, which yield higher average ticket prices than multiplexes. Concessions revenues at domestic theatres increased by 16.9%, or $8,402,000, due to the increase in total attendance, which contributed $4,922,000 of the increase, and a 6.4% increase in average concessions per patron, which contributed $3,480,000 of the
increase.   The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's circuit, where concession spending per patron is higher than multiplex theatres.

Total international revenues increased $4,376,000 from the prior year. Admissions revenues increased $3,490,000 due to an increase in attendance, which contributed $8,551,000 of the increase, offset by a decrease in average ticket prices which reduced revenues by $5,061,000. Attendance increased as a result of the opening of the Company's second international theatre, the Arrabida 20 in Portugal, during the third quarter of fiscal 1997.
Concessions revenues increased by $839,000 due to the increase in total attendance, which contributed $1,051,000 of the increase, offset by a decrease in average concessions per patron, which reduced revenues by $212,000. The decrease in average ticket prices and concessions per patron was due to the lower ticket and concessions prices at the theatre in Portugal compared to the theatre in Japan.

On-screen advertising and other revenues increased $2,961,000 due to a change in the number of periods included in the results of operations of the Company's on-screen advertising business and an increase in the number of screens served, a result of its expansion program.

Cost of Operations. Total cost of operations increased 20.2%, or $26,849,000, during the thirteen weeks ended July 3, 1997 compared to the thirteen weeks ended June 27, 1996.

Total domestic cost of operations increased 16.7%, or $21,368,000, from the prior year. Film exhibition costs increased 23.6%, or $13,095,000, due to higher attendance, which contributed $8,200,000 of the increase, and an increase in the percentage of admissions paid to film distributors, which caused an increase of $4,895,000. As a percentage of admissions revenues, film exhibition costs increased to 56.6% in the current year as compared with 52.9% in the prior year. This increase was due to a change in attendance patterns and the popularity of films released during the period which had higher film exhibition terms. Attendance was more concentrated in the early weeks for the films released during the current period, which typically
results in higher film exhibition costs.   The 13.7%, or $1,161,000, increase
in concession costs is attributable to the increase in concessions revenues. As a percentage of concessions revenues, concession costs decreased from 17.1% to 16.6%. Rent expense increased 19.4%, or $3,414,000, due to the higher number of screens in operation. Other cost of operations increased 8.0%, or $3,698,000. As a percentage of total revenues, other cost of operations decreased from 29.5% in the prior year to 27.4% in the current year, primarily as a result of more effective staffing at the Company's theatres.

Total international cost of operations increased $3,739,000 from the prior year. Film exhibition costs increased $1,908,000 due primarily to higher attendance. The $370,000 increase in concession costs was primarily attributable to the increase in concessions revenues. Rent expense increased $813,000 and other cost of operations increased $648,000 from the prior year due to the opening of the Arrabida 20 during the third quarter of fiscal 1997.

On-screen advertising and other cost of operations increased $1,742,000 as a result of a change in the number of periods included in the results of operations of the Company's on-screen advertising business and the higher number of screens served.

General and Administrative. General and administrative expenses increased 13.3%, or $1,730,000, during the thirteen weeks ended July 3, 1997.

Corporate and domestic general and administrative expenses increased 10.9%, or $1,140,000, due primarily to increases in salaries, costs associated with modification of computer applications for the "Year 2000" and beyond and costs associated with the Company's development of theatres.

General and administrative expenses associated with on-screen advertising and other increased 57.4%, or $602,000, due to a change in the number of periods included in the results of operations of the Company's on-screen advertising business and an increase in payroll and related costs to support its expansion program.

Depreciation and Amortization. Depreciation and amortization increased 40.2%, or $4,693,000, during the thirteen weeks ended July 3, 1997. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan.

Operating Income. Operating income decreased 16.7%, or $737,000, during the thirteen weeks ended July 3, 1997. The decrease in operating income was primarily attributable to the attendance and revenue decline at multiplex theatres, an increase in film exhibition costs as a percentage of admissions revenues and the increases in depreciation and amortization and general and administrative expenses, the effects of which were partially offset by an increase in attendance and revenues at megaplex theatres.

Interest Expense. Interest expense increased 68.0%, or $3,336,000, during the thirteen weeks ended July 3, 1997 compared to the prior year. The increase in interest expense resulted primarily from an increase in average outstanding borrowings.

Gain on Disposition of Assets. Gain on disposition of assets increased $1,160,000 during the thirteen weeks ended July 3, 1997 from the sale of one of the Company's multiplex theatres during the current year.

Income Tax Provision. The provision for income taxes decreased $1,261,000 to a benefit of $1,386,000 during the current year from a benefit of $125,000 in the prior year. The effective tax rate was 43.0% during the current year compared to 41.4% in the prior year.

Net Loss.  Net loss increased $1,662,000 during the thirteen weeks ended July
3, 1997 to $1,839,000 from $177,000 in the prior year.   Net loss per common
share, after deducting preferred dividends, was $.18 compared to $.10 for the prior year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guarantees of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $31,230,000 and $18,725,000 for the thirteen weeks ended July 3, 1997 and June 27, 1996, respectively.

During the current fiscal year, the Company had capital expenditures and net increases in refundable construction advances of $94,162,000 and $26,912,000, respectively, primarily for the development of new theatres and the addition of screens at existing locations. The Company has continued its expansion plan by opening 3 megaplex theatres with 74 screens and one multiplex theatre with 6 screens and expanding an existing multiplex theatre by 10 screens. In addition, the Company closed or sold 3 multiplex theatres with 18 screens resulting in a circuit total of 21 megaplex theatres with 440 screens and 209 multiplex theatres with 1,591 screens as of July 3, 1997.

The Company has plans to open approximately 700 screens during fiscal 1998. If these planned screens are opened as scheduled, the Company estimates that total capital expenditures for fiscal 1998 will aggregate approximately $400 million. Included in these amounts are assets which the Company may place into sale/leaseback or other comparable financing programs which will have the effect of reducing the Company's net cash outlays. As of July 3, 1997, the Company had under construction 26 megaplex theatres with 608 screens and 2 multiplex theatres with 25 screens.

The Company maintains a $425 million credit facility (the "Credit Facility"), which was amended and restated as of April 10, 1997. The Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .1875% to .375% on the unused portion of the commitment. The Credit Facility matures in 2004. The commitment thereunder will reduce by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. As of July 3, 1997, the Company had outstanding borrowings of $200,000,000 under the Credit Facility at an average interest rate of 6.5% per annum.

Covenants of the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. As of July 3, 1997, the Company was in compliance with all financial covenants relating to the Credit Facility.

Prior to its April 10, 1997 amendment and restatement, the Credit Facility contained a covenant that generally limited the Company's capital expenditures. This covenant has been eliminated.

On March 19, 1997, the Company sold $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2009 (the "Notes"). The Note Indenture requires the Company to use its best efforts to consummate a registered offer to exchange the Notes (the "Exchange Offer") for notes of AMCE with terms identical in all material respects to the Notes. If the Exchange Offer is not effected by September 15, 1997, the interest rate on the Notes will increase by .50% following such date until the Exchange Offer is consummated. The Company expects the Exchange Offer will be consummated on or around September 5, 1997.

The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale/leaseback or other comparable financing programs which the Company is currently pursuing and the unused commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next twelve months.

During the thirteen weeks ended July 3, 1997, various holders of the Company's $1.75 Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted 369,800 shares into 637,535 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. Convertible Preferred Stock dividend payments decreased 14.8%, or $242,000, to $1,389,000 for the thirteen weeks ended July 3, 1997 from $1,631,000 in the prior year as a result of the conversions. Future conversions will continue to reduce the amount of dividends paid by the Company and increase the number of shares of Common Stock outstanding.


OTHER

On July 24, 1997, the Company announced the formation of a joint venture with Planet Hollywood International, Inc. to develop, own and operate an
integrated moviegoing, dining and retail concept worldwide.   The new
complexes, which will be branded "Planet Movies by AMC", will combine the Company's megaplex theatre concept with Planet Hollywood-theming, as well as additional dining, retail and entertainment opportunities.


RECENTLY ISSUED FINANCIAL ACCOUNTING PRONOUNCEMENTS

During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. The principal difference between primary and basic EPS is that common stock equivalents are not included with the weighted average number of shares outstanding used in the computation of basic EPS. Diluted EPS is computed similarly to fully diluted EPS. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data. Early adoption is not permitted. The Company plans to adopt SFAS 128 during the third quarter of fiscal 1998. The impact of adopting SFAS 128 on primary and fully diluted loss per share for the thirteen weeks ended July 3, 1997 and June 27, 1996 is not expected to be material.

During fiscal 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires new disclosures of segment information in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the financial statement impact of adopting SFAS 130 and SFAS 131.


                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

     The following paragraphs summarize significant litigation and proceedings to which the Company is a party.

     In Re: AMC Shareholder Derivative Litigation, Chancery Court For New Castle County, Delaware (Civil Action No. 12855). There have been no material developments in this litigation since it was last reported on in the Company's Form 10-K for the fiscal year ended April 3, 1997.

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

   2.4.(a) Indemnification Agreement dated as of March 31, 1997 among AMC Entertainment Inc., the Durwood Family Stockholders and Delta Properties, Inc. (Incorporated by reference from
                Exhibit 2.4.(a) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

  2.4.(b) Durwood Family Settlement Agreement (Incorporated by reference from Exhibit 99.1 to Schedule 13-D of Durwood, Inc. and Stanley H. Durwood filed May 7, 1996).

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

  4.1. Amended and Restated Credit Agreement dated as of April 10, 1997, among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent and Bank of America National Trust and Savings Association, as Documentation Agent and Various Financial Institutions, as Lenders, together with the following exhibits thereto; significant subsidiary guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement. (Incorporated by reference from Exhibit 4.3 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

  4.2. First Supplemental Indenture respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2009.
                (Incorporated by reference from Exhibit 4.4(b) to Amendment No. 2 to AMCE's Registration Statement on Form S-4 (File No. 333-29155) filed August 4, 1997).

 *11.           Computation of Per Share Earnings.

 *27.           Financial Data Schedule


_______

*    Filed herewith

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed or required to be filed for the thirteen weeks ended July 3, 1997.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date: August 14, 1997                        /s/ Peter C. Brown
                                             Peter C. Brown
                                             President and Chief Financial
                                             Officer



Date: August 14, 1997                        /s/ Richard L. Obert
                                             Richard L. Obert
                                             Senior Vice President-
                                             Chief Accounting and
                                             Information Officer




EXHIBIT 11.

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
           STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
                  (in thousands, except per share amounts)

                                                      Thirteen
                                                    Weeks Ended
                                                July 3,       June 27,
                                                  1997         1996
                                                  ----          ----

PRIMARY EARNINGS PER SHARE

Net loss                                      $ (1,839)     $   (177)
Preferred dividends                             (1,369)       (1,546)
                                                -------       -------

Net loss for common shares                    $ (3,208)     $ (1,723)
Average shares for primary earnings per share:
  Weighted average number of
   shares outstanding                            18,006       16,817
  Stock options whose effect is dilutive            n/a(1)       n/a(1)
                                               --------       -------

  Total shares outstanding                       18,006        16,817
                                               ========       =======

Primary loss per share                        $   (.18)      $   (.10)
                                               =======        ========


FULLY DILUTED EARNINGS PER SHARE

Net loss                                      $ (1,839)     $   (177)
Preferred dividends                             (1,369)       (1,546)

Net loss for common shares                    $ (3,208)     $ (1,723)

Average shares for fully diluted earnings per share:
  Weighted average number of
   shares outstanding                            18,006       16,817
  Stock options whose effect is dilutive            n/a(1)       n/a(1)
  Shares issuable upon conversion of
   preferred stock                                  n/a(1)       n/a(1)
                                        								-------      -------
  Total shares outstanding                       18,006       16,817
                                                ========    =========

Fully diluted loss per share                    $  (.18)    $   (.10)
                                                ========    =========


(1) Shares from stock options and conversion of preferred stock are excluded from the primary and fully diluted earnings per share calculation because they are anti-dilutive.