Form 10-Q
period 1997-10-02
AMC ENTERTAINMENT INC
filed 1997-11-12
CIK 722077

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1997
                                       or

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

                               Yes x  No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares
Title of Each Class of Common Stock    Outstanding as of October 2, 1997

Common Stock, 66 2/3 cents par value              13,388,184

Class B Stock, 66 2/3 cents par value              5,015,657

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                      INDEX
                                                           Page Number

PART I.        FINANCIAL INFORMATION

  ITEM 1.      FINANCIAL STATEMENTS
               Consolidated Statements of Operations             3
               Consolidated Balance Sheets                       4
               Consolidated Statements of Cash Flows             5
               Notes to Consolidated Financial Statements        7
  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF  FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                    9

PART II.       OTHER INFORMATION

  ITEM 1.      LEGAL PROCEEDINGS                                 16
  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                 18
  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                  19
               SIGNATURES                                        21

PAGE

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                  Thirteen              Twenty-six
                               Weeks Ended             Weeks Ended
                           October 2,September 26, October 2,September 26,
                              1997       1996         1997        1996
                                   (Unaudited)          (Unaudited)
Revenues
 Admissions                 $144,719 $133,826       $270,717  $240,111
 Concessions                  66,355   61,940        125,427   111,771
 Other                         8,554    6,670         17,907    12,481
                             -------   -------       -------    -------
 Total revenues              219,628   202,436       414,051   364,363
Expenses
 Film exhibition costs        80,838    74,130       151,980    130,269
 Concession costs              9,851     9,555        19,907    18,080
 Other                        79,819   71,908        158,252   140,065
                             -------   -------       -------    -------
 Total cost of
  operations                 170,508   155,593       330,139   288,414
 General and administrative   12,097    11,647       26,852     24,672
 Depreciation and
  amortization                16,522   12,740         32,889     24,414
 Impairment of long-lived
  assets                      46,998         -        46,998         -
                             -------   -------       -------    -------
 Total expenses              246,125  179,980        436,878   337,500
                             -------   -------       -------    -------
 Operating income (loss)    (26,497)   22,456       (22,827)    26,863

Other expense (income)
  Interest expense
Corporate borrowings           7,062    2,278         12,961     4,613
Capital lease obligations      2,343    2,574          4,689     5,148
  Investment income            (509)     (139)         (681)      (321)
  Loss (gain) on disposition
   of assets                 (1,318)      49         (2,496)        31
                             -------   -------       -------    -------


Earnings (loss) before
 income taxes               (34,075)   17,694       (37,300)    17,392
Income tax provision        (13,714)    7,125       (15,100)     7,000
                             -------   -------       -------    -------

Net earnings (loss)       $ (20,361)$  10,569     $ (22,200) $  10,392
                             =======   =======      ========    =======

Preferred dividends            1,283    1,454          2,651     3,000
                             -------   -------       -------    -------
Net earnings (loss)
 for common shares        $ (21,644)   $9,115     $ (24,851)    $7,392
                             =======   =======      ========    =======
Earnings (loss) per share:
  Primary                    $ (1.18)   $.51       $  (1.37)     $.42
                             =======    =======    ========      =======

  Fully diluted              $ (1.18)   $.44       $  (1.37)     $.42
                             =======   =======      ========    =======
                 See Notes to Consolidated Financial Statements.


                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                                     October 2, April 3,
                                                        1997       1997
                                                      --------   --------
                                                      (Unaudited)
                                     ASSETS
Current assets:
 Cash and equivalents                                 $  25,563  $  24,715
 Receivables, net of allowance for
   doubtful accounts of
   $777 as of October 2, 1997 and
   $704 as of April 3, 1997                              83,416     42,188
 Other current assets                                    17,894     16,769
Total current assets                                    126,873     83,672
Property, net                                           647,270    543,058
Intangible assets, net                                   23,761     28,679
Other long-term assets                                   87,144     62,804
                                                        -------    -------
Total assets                                           $885,048   $718,213
                                                       ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $105,113  $  88,367
  Accrued expenses and other liabilities                 48,793     42,459
  Current maturities of corporate borrowings
   and capital lease obligations                          3,778      3,441
                                                        -------    -------
  Total current liabilities                             157,684    134,267
Corporate borrowings                                    479,464    315,046
Capital lease obligations                                52,490     55,237
Other long-term liabilities                              50,987     43,651
                                                        -------    -------
 Total liabilities                                      740,625    548,201
Stockholders' equity:
 $1.75 Cumulative Convertible
  Preferred Stock, 66 2/3 cents par value;
   2,919,100 shares issued and outstanding
   as of October 2, 1997 and 3,303,600
   shares issued and outstanding as of
   April 3, 1997 (aggregate liquidation
   preference of $72,977 as of October 2, 1997
   and $82,590 as of April 3, 1997)                       1,946      2,202
 Common Stock, 66 2/3 cents par value; 13,408,684
   shares issued as of
   October 2, 1997 and 6,604,469 shares issued
   as of April 3, 1997                                    8,939      4,403
 Convertible Class B Stock, 66 2/3 cents par value;
   5,015,657 shares issued and
   outstanding as of October 2, 1997 and
   11,157,000 shares issued
   and outstanding as of April 3, 1997                    3,344      7,438
 Additional paid-in capital                             107,595    107,781
 Foreign currency translation adjustment                (2,764)    (2,048)
 Retained earnings                                       25,732     50,605
                                                        -------    -------
                                                        144,792    170,381
 Less - Common Stock in treasury, at cost,
  20,500 shares as of October 2, 1997 and
  April 3, 1997                                             369        369
 Total stockholders' equity                             144,423    170,012
                                                        -------    -------
Total liabilities and stockholders' equity             $885,048   $718,213

                                                        =======    =======
                 See Notes to Consolidated Financial Statements.


                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Twenty-six
                                                           Weeks Ended
                                                    10/02/97     09/26/96
                                                    --------     --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                              $  (22,200)  $  10,392
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
Impairment of long-lived assets                         46,998          -
Depreciation and amortization                           32,889     24,414
Deferred income taxes                                 (19,270)          -
Loss (gain) on sale of long-term assets                (2,496)        31
Change in assets and liabilities:
   Receivables                                         (1,964)        374
   Other current assets                                (1,125)       581
   Accounts payable                                      8,700    (7,269)
   Accrued expenses and other liabilities               10,991      3,965
Other, net                                               (352)        527
                                                      --------   -------
 Total adjustments                                      74,371    22,623
                                                      --------   -------
  Net cash provided by operating activities             52,171    33,015
                                                      --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (173,811)   (92,082)
  Net change in refundable construction advances      (39,162)    (2,966)
  Proceeds from disposition of long-term assets          3,446        180
  Other, net                                           (9,634)    (6,546)
                                                      --------   -------
  Net cash used in investing activities              (219,161)  (101,414)
                                                      --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility       165,000    67,000
  Principal payments under capital lease
   obligations and other                               (1,741)    (1,208)
  Cash overdrafts                                        8,046      3,602
  Proceeds from exercise of stock options                    -       141
  Dividends paid on preferred stock                    (2,673)    (3,085)
  Deferred financing costs and other                     (682)          -
                                                      --------   -------
  Net cash provided by financing activities            167,950    66,450
                                                      --------   -------
  Effect of exchange rate changes on
   cash and equivalents                                  (112)        291
                                                      --------   -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS            848    (1,658)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             24,715    10,795
                                                      --------   -------

CASH AND EQUIVALENTS AT END OF PERIOD                $  25,563   $9,137
                                                      ========   ========


                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                            Twenty-six
                                                           Weeks Ended
                                                       10/02/97   09/26/96
                                                           (Unaudited)

Cash paid during the period for:

 Interest (net of amounts capitalized
  of $3,572 and $999)                               $  20,226   $  10,620

 Income taxes paid (refunded)                           6,384     (1,617)


                 See Notes to Consolidated Financial Statements.


                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 2, 1997
                                   (Unaudited)

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

     Prior to fiscal 1998, NCN was consolidated with the Company as of a fiscal period end that was one month earlier than the Company' fiscal period end. Beginning in fiscal year 1998, this one-month reporting lag was eliminated and NCN year to date results include activity for seven months.

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 1997. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen and twenty-six weeks ended October 2, 1997 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 2, 1998.

     The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - EARNINGS PER SHARE

     Primary earnings per share is computed by dividing net earnings less preferred dividends by the sum of the weighted average number of common shares outstanding and outstanding stock options, when their effect is dilutive. The average shares used in the computations were 18,382,000 and 18,194,000 for the thirteen and twenty-six weeks ended October 2, 1997, respectively, and 17,943,000 and 17,534,000 for the thirteen and twenty-six weeks ended September 26, 1996, respectively. On a fully diluted basis, net earnings and shares outstanding are adjusted to assume conversion of the $1.75 Cumulative Convertible Preferred Stock, if dilutive. The average shares used in the computations were 18,382,000 and 18,194,000 for the thirteen and twenty-six weeks ended October 2, 1997, respectively, and 23,866,000 and 17,726,000 for the thirteen and twenty-six weeks ended September 26, 1996, respectively.


NOTE 3 - MERGER WITH PARENT

     Effective August 15, 1997, the Company completed a merger with its majority stockholder, Durwood, Inc. ("DI"), with the Company remaining as the surviving entity (the "Merger"). In connection with the Merger, 2,641,951 shares of the Company's Common Stock and 11,157,000 shares of the Company's Class B Stock owned by DI were canceled and the Company issued 8,783,289 shares of its Common Stock and 5,015,657 shares of its Class B Stock to the DI stockholders. The Merger was accounted for as a corporate reorganization and the recorded balances for consolidated assets, liabilities, total stockholders' equity and results of operations were not affected.

     In connection with the Merger, the DI stockholders granted a proxy to the Company to vote their shares of the Company's Common Stock for each candidate for the Company's Board of Directors in the same proportion as the aggregate votes cast in such elections by all other holders of the Company's Common Stock not affiliated with the Company, its directors and officers. The proxy will remain in effect for a period of three years commencing on the date of the Merger.


NOTE 4 - IMPAIRMENT OF LONG-LIVED ASSETS

     The summer of 1997 was the first summer film season, generally the highest grossing period for the film industry, that a significant number of megaplexes of the Company and its competitors were operating (the first megaplex, Grand 24, was opened by the Company in May 1995). During this period, the financial results of certain multiplexes of the Company were significantly less than anticipated at the beginning of fiscal 1998 due primarily to competition from the newer megaplex theatres. As a result, the Company initiated a review of its portfolio of theatres to identify those theatres which are not expected to provide an adequate financial return in the future. The Company anticipates that many of its multiplexes may be disposed of in the intermediate term but continues to evaluate its future plans for such theatres.

     As a result of this review, the Company evaluated its theatre assets and related intangibles for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The expected future cash flows of certain theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. As a result, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.51 per share) on 59 multiplex theatres with 412 screens in 14 states (primarily California, Texas, Missouri, Arizona and Florida) including a loss of $523,000 associated with 10 theatres that were included in impairment losses recognized in previous periods. The impairment loss represents the amount by which the carrying value of the multiplex assets, including intangibles, exceeded the estimated fair value of those assets. The estimated fair value of assets was determined as either the expected selling price less selling costs or the present value of estimated expected future cash flows.

     The reduced carrying amount of the impaired assets will result in reduced depreciation and amortization in future periods. For fiscal 1998, such charge is expected to be reduced by approximately $10,500,000, which includes a $3,500,000 reduction in depreciation and amortization for the thirteen weeks ended October 2, 1997.


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

 Operating Results
     Set forth in the table below is a summary of revenues, cost of operations, general and administrative, and depreciation and amortization expenses attributable to the Company's domestic and international theatrical exhibition operations and the Company's on-screen advertising business.


                                 Thirteen Weeks Ended                    Twenty-
six Weeks Ended
                                 10/02/97    09/26/96   % Change    10/02/97       09/26/96  % Change
                                 --------    --------   --------    --------       --------  --------
                                                   (In thousands, except
percentages)
REVENUES
  Domestic
    Admissions                   $138,603    $130,477      6.2%     $259,915       $235,566   10.3%
    Concessions                    65,050      61,440      5.9       123,136        111,124   10.8
    Other                           3,693       2,842     29.9         7,127          5,703   25.0
                                 --------      -------  ------       -------        -------  ------
                                  207,346     194,759      6.5       390,178       352,393     10.7
International
    Admissions                      6,116       3,349     82.6        10,802         4,545      *
    Concessions                     1,305         500      *           2,291           647      *
    Other                              10           2      *            _ 18             2      *
                                 --------    --------   --------    --------       --------  --------
                                    7,431       3,851     93.0        13,111         5,194      *
  On-screen advertising
    and other                       4,851       3,826     26.8        10,762         6,776     58.8
                                 --------    --------   --------    --------       --------  --------
      Total revenues             $219,628    $202,436      8.5%     $414,051      $364,363     13.6%
                                  =======     =======   =======      =======       =======   ======

COST OF OPERATIONS
  Domestic
    Film exhibition costs       $  77,397   $  71,950      7.6%     $146,057      $127,515     14.5%
    Concession costs                9,423       9,448     (0.3)       19,065        17,929      6.3
    Rent                           21,674      18,247     18.8        42,654        35,813     19.1
    Other                          51,282      47,700      7.5       101,407        94,127      7.7
                                 --------    --------   --------    --------       --------  --------
                                  159,776     147,345      8.4       309,183       275,384     12.3
  International
    Film exhibition costs           3,441       2,180      57.8        5,923         2,754      *
    Concession costs                  428         107       *            842           151      *
    Rent                            1,498       1,385       8.2        2,972         2,046     45.3
    Other                           1,467       1,380       6.3        2,932         2,236     31.1
                                 --------      -------  ------       -------        -------  ------
                                    6,834       5,052     35.3        12,669         7,187     76.3
  On-screen advertising and other   3,898       3,196     22.0         8,287         5,843     41.8
                                 --------    --------   --------    --------       --------  --------
      Total cost of operations   $170,508    $155,593      9.6%     $330,139      $288,414     14.5%
                                  =======     =======   =======      =======       =======   ======



*Percentage change in excess of 100%.

                                 Thirteen Weeks Ended                    Twenty-
six Weeks Ended
                                 10/02/97    09/26/96   % Change    10/02/97       09/26/96  % Change
                                 --------    --------   --------    --------       --------  --------
                                                   (In thousands, except
percentages)

GENERAL AND ADMINISTRATIVE
  Corporate and Domestic           $9,534      $9,079       5.0%    $ 21,160     $  19,565       8.2%
  International                     1,666       1,448      15.1        3,144         2,938       7.0
  On-screen advertising and other     897       1,120     (19.9)       2,548         2,169      17.5
                                 --------    --------   --------    --------       --------  --------
      Total general and
    administrative              $  12,097   $  11,647       3.9%   $  26,852     $  24,672       8.8%
                                  =======     =======   =======      =======       =======    ======

DEPRECIATION AND AMORTIZATION
  Corporate and Domestic        $  15,258   $  12,072      26.4%   $  30,404     $  23,174      31.2%
  International                       671         241       *       1,287              410       *
  On-screen advertising
    and other                         593         427      38.9        1,198           830      44.3
                                 --------      -------  ------       -------        -------  ------

      Total depreciation and
       amortization             $  16,522   $  12,740      29.7%   $  32,889    $   24,414      34.7%
                                 ========    ========   =======     ========     =========   =======



* Percentage change in excess of 100%


Thirteen Weeks Ended October 2, 1997 and September 26, 1996

Revenues. Total revenues increased 8.5%, or $17,192,000, during the thirteen weeks ended October 2, 1997 compared to the thirteen weeks ended September 26, 1996.

Total domestic revenues increased 6.5%, or $12,587,000, from the prior year. Admissions revenues increased 6.2%, or $8,126,000, due to a 5.7% increase in average ticket prices, which contributed $7,430,000 of the increase, and a 0.5% increase in attendance, which contributed $696,000 of the increase. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's circuit, which yield higher average ticket prices than multiplexes. The increase in attendance was due to the Company's megaplexes (theatres having at least 14 screens with predominately stadium-style seating) offset by a decrease in attendance at the Company's multiplexes. Attendance at megaplexes increased during the quarter as a result of the addition of 15 new megaplexes with 304 screens since September 26, 1996 which was offset by a 3.8% decrease in attendance at comparable megaplexes (theatres opened before the second quarter of the prior fiscal year) due to poorer than expected film product. Attendance at multiplexes (theatres generally without stadium-style seating and having less than 14 screens) decreased due to a 12.7% decrease in attendance at comparable multiplexes and the closure or sale of 24 theatres with 120 screens since the second quarter of fiscal 1997. The decline in attendance at comparable multiplexes was due primarily to competition from new megaplexes operated by the Company and other competing circuits, a trend which the Company anticipates will continue. Attendance also was impacted by the overall poorer than expected performance of film product. Concessions revenues increased by 5.9%, or $3,610,000, due to a 5.3% increase in average concessions per patron, which contributed $3,282,000 of the increase, and the increase in total attendance, which contributed $328,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's circuit, where concession spending per patron is higher than multiplexes.

Total international revenues increased $3,580,000 from the prior year. Admissions revenues increased $2,767,000 due to an increase in attendance, which contributed $7,285,000 of the increase, offset by a decrease in average ticket prices which reduced revenues by $4,518,000. Attendance increased as a result of a 56.6% increase in comparable attendance at the Canal City 13 in Japan and the opening of the Company's second international theatre, the Arrabida 20 in Portugal, during the third quarter of fiscal 1997. Concessions revenues increased by $805,000 due to the increase in total attendance, which contributed $1,088,000 of the increase, offset by a decrease in average concessions per patron, which reduced revenues by $283,000. The decrease in average ticket prices and concessions per patron was due to the lower ticket and concessions prices at the theatre in Portugal compared to the theatre in Japan.

On-screen advertising and other revenues increased $1,025,000 due to an increase in the number of screens served, a result of its expansion program.

Cost of Operations. Total cost of operations increased 9.6%, or $14,915,000, during the thirteen weeks ended October 2, 1997 compared to the thirteen weeks ended September 26, 1996.

Total domestic cost of operations increased 8.4%, or $12,431,000, from the prior year. Film exhibition costs increased 7.6%, or $5,447,000, due to higher attendance, which contributed $4,280,000 of the increase, and an increase in the percentage of admissions paid to film distributors, which caused an increase of $1,167,000. As a percentage of admissions revenues, film exhibition costs increased to 55.8% in the current year as compared with 55.1% in the prior year. The 0.3%, or $25,000, decrease in concession costs is primarily attributable to a decrease in concession costs as a percentage of revenues. As a percentage of concessions revenues, concession costs decreased from 15.4% to 14.5% due to an increase in advertising and promotional allowances received by the Company and improved procurement terms with a major vendor. Rent expense increased 18.8%, or $3,427,000, due to the higher number of screens in operation and the growing number of megaplexes in the Company's circuit, which generally require higher rent per screen than multiplexes. Other cost of operations increased 7.5%, or $3,582,000. As a percentage of total revenues, other cost of operations increased from 24.5% in the prior year to 24.7% in the current year.

Total international cost of operations increased 35.3%, or $1,782,000, from the prior year. Film exhibition costs increased 57.8%, or $1,261,000, due to higher attendance, which contributed $1,801,000 of the increase, offset by a decrease in the percentage of admissions paid to film distributors, which caused a decrease of $540,000. The $321,000 increase in concession costs was primarily attributable to the increase in concessions revenues. Rent expense increased $113,000 and other cost of operations increased $87,000 from the prior year due primarily to the opening of the Arrabida 20 during the third quarter of fiscal 1997.

On-screen advertising and other cost of operations increased $702,000 as a result of the higher number of screens served.

General and Administrative. General and administrative expenses increased 3.9%, or $450,000, during the thirteen weeks ended October 2, 1997. As a percentage of total revenues, general and administrative expenses decreased from 5.8% in the prior year to 5.5% in the current year.

Depreciation and Amortization. Depreciation and amortization increased 29.7%, or $3,782,000, during the thirteen weeks ended October 2, 1997. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan which was partially offset by reduced depreciation and amortization of approximately $3,500,000 as a result of the reduced carrying amount of impaired multiplex assets.

Impairment of Long-lived Assets. During the thirteen weeks ended October 2, 1997, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.51 per share) on 59 multiplex theatres with 412 screens in 14 states (primarily California, Texas, Missouri, Arizona and Florida) including a loss of $523,000 associated with 10 theatres that were
included in impairment losses recognized in previous periods.   The expected
future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

The summer of 1997 was the first summer film season, generally the highest grossing period for the film industry, that a significant number of megaplexes of the Company and its competitors were operating (the first megaplex, Grand 24, was opened by the Company in May 1995). During this period, the financial results of certain multiplexes of the Company were significantly less than anticipated at the beginning of fiscal 1998 due primarily to competition from the newer megaplex theatres. As a result, the Company initiated a review of its portfolio of theatres to identify those theatres which are not expected to provide an adequate financial return in the future. The Company anticipates that many of its multiplexes may be disposed of in the intermediate term but continues to evaluate its future plans for such theatres.

Interest Expense. Interest expense increased 93.8%, or $4,553,000, during the thirteen weeks ended October 2, 1997 compared to the prior year. The increase in interest expense resulted primarily from an increase in average outstanding borrowings related to the Company's expansion plan.

Gain on Disposition of Assets. Gain on disposition of assets increased $1,367,000 during the thirteen weeks ended October 2, 1997 from the sale of one of the Company's multiplexes during the current period.

Income Tax Provision. The provision for income taxes decreased $20,839,000 to a benefit of $13,714,000 during the thirteen weeks ended October 2, 1997 from an expense of $7,125,000 in the prior year. The effective tax rate was 40.2% during the thirteen weeks ended October 2, 1997 compared to 40.3% in the prior year.

Net Earnings. Net earnings decreased $30,930,000 during the thirteen weeks ended October 2, 1997 to a loss of $20,361,000 from earnings of $10,569,000 in the prior year. Net loss per common share, after deducting preferred dividends, was $1.18 compared to earnings of $.51 in the prior year.

Twenty-six Weeks Ended October 2, 1997 and September 26, 1996

Revenues. Total revenues increased 13.6%, or $49,688,000, during the twenty-six weeks ended October 2, 1997 compared to the twenty-six weeks ended September 26, 1996.

Total domestic revenues increased 10.7%, or $37,785,000, from the prior year. Admissions revenues increased 10.3%, or $24,349,000, due to a 5.4% increase in average ticket prices, which contributed $13,274,000 of the increase, and a 4.7% increase in attendance, which contributed $11,075,000 of the increase. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's circuit, which yield higher average ticket prices than multiplexes. The increase in attendance was due primarily to the Company's megaplexes. Attendance at megaplexes increased as a result of the addition of 15 new megaplexes with 304 screens since September 26, 1996 which was offset by a 0.8% decrease in attendance at comparable megaplexes (theatres opened before the first quarter of the prior fiscal year) due to poorer than expected film product. The overall increase in attendance from megaplexes was partially offset by a 9.3% decrease in attendance at comparable multiplexes and the closure or sale of 24 theatres with 120 screens since the second quarter of fiscal 1997. The decline in attendance at comparable multiplexes was due primarily to competition from new megaplexes operated by the Company and other competing circuits, a trend which the Company anticipates will continue. Attendance also was impacted by the overall poorer than expected performance of film product. Concessions revenues increased by 10.8%, or $12,012,000, due to a 5.8% increase in average concessions per patron, which contributed $6,788,000 of the increase, and the increase in total attendance, which contributed $5,224,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's circuit, where concession spending per patron is higher than multiplexes.

Total international revenues increased $7,917,000 from the prior year. Admissions revenues increased $6,257,000 due to an increase in attendance, which contributed $15,427,000 of the increase, offset by a decrease in average ticket prices which reduced revenues by $9,170,000. Attendance increased as a result of the opening of the Company's second international theatre, the Arrabida 20 in Portugal, during the third quarter of fiscal 1997 and improved attendance at the Canal City 13 in Japan. Concessions revenues increased by $1,644,000 due to the increase in total attendance, which contributed $2,196,000 of the increase, offset by a decrease in average concessions per patron, which reduced revenues by $552,000. The decrease in average ticket prices and concessions per patron was due to the lower ticket and concessions prices at the theatre in Portugal compared to the theatre in Japan.

On-screen advertising and other revenues increased $3,986,000 due to an increase in the number of screens served, a result of its expansion program, and a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

Cost of Operations. Total cost of operations increased 14.5%, or $41,725,000, during the twenty-six weeks ended October 2, 1997 compared to the twenty-six weeks ended September 26, 1996.

Total domestic cost of operations increased 12.3%, or $33,799,000, from the prior year. Film exhibition costs increased 14.5%, or $18,542,000, due to higher attendance, which contributed $12,593,000 of the increase, and an increase in the percentage of admissions paid to film distributors, which caused an increase of $5,949,000. As a percentage of admissions revenues, film exhibition costs increased to 56.2% in the current year as compared with 54.1% in the prior year. This increase occurred primarily during the first quarter of the year and was due to a change in attendance patterns and the popularity of films released during the period which had higher film exhibition terms. Attendance was more concentrated in the early weeks for the films released during the first quarter of the year, which typically results in higher film exhibition costs. The 6.3%, or $1,136,000, increase in concession costs is attributable to the increase in concessions revenues. As a percentage of concessions revenues, concession costs decreased from 16.1% to 15.5% due to an increase in advertising and promotional allowances received by the Company and improved procurement terms with a major vendor. Rent expense increased 19.1%, or $6,841,000, due to the higher number of screens in operation and the growing number of megaplexes in the Company's circuit, which generally require higher rent per screen than multiplexes. Other cost of operations increased 7.7%, or $7,280,000. As a percentage of total revenues, other cost of operations decreased from 26.7% in the prior year to 26.0% in the current year, primarily as a result of more effective staffing at the Company's theatres.

Total international cost of operations increased 76.3%, or $5,482,000, from the prior year. Film exhibition costs increased $3,169,000 due to higher attendance which contributed $3,791,000 of the increase, offset by a decrease in the percentage of admissions paid to film distributors, which caused a decrease of $622,000. The $691,000 increase in concession costs was primarily attributable to the increase in concessions revenues. Rent expense increased $926,000 and other cost of operations increased $696,000 from the prior year due to the opening of the Arrabida 20 during the third quarter of fiscal 1997.

On-screen advertising and other cost of operations increased $2,444,000 as a result of the higher number of screens served and a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

General and Administrative. General and administrative expenses increased 8.8%, or $2,180,000, during the twenty-six weeks ended October 2, 1997. As a percentage of total revenues, general and administrative expenses decreased from 6.8% in the prior year to 6.5% in the current year.

Depreciation and Amortization. Depreciation and amortization increased 34.7%, or $8,475,000, during the twenty-six weeks ended October 2, 1997. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan which was partially offset by reduced depreciation and amortization of approximately $3,500,000 as a result of the reduced carrying amount of the impaired multiplex assets.

Impairment of Long-lived Assets.   During the twenty-six weeks ended October 2,
1997, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.52 per share). See discussion of Impairment of Long-lived assets for the thirteen weeks ended October 2, 1997.

Interest Expense. Interest expense increased 80.8%, or $7,889,000, during the twenty-six weeks ended October 2, 1997 compared to the prior year. The increase in interest expense resulted primarily from an increase in average outstanding borrowings related to the Company's expansion plan.

Gain on Disposition of Assets. Gain on disposition of assets increased $2,527,000 during the twenty-six weeks ended October 2, 1997 from the sale of two of the Company's multiplexes during the current year.

Income Tax Provision. The provision for income taxes decreased $22,100,000 to a benefit of $15,100,000 during the current year from an expense of $7,000,000 in the prior year. The effective tax rate was 40.5% during the current year compared to 40.2% in the prior year.

Net Earnings. Net earnings decreased $32,592,000 during the twenty-six weeks ended October 2, 1997 to a loss of $22,200,000 from earnings of $10,392,000 in
the prior year.   Net loss per common share, after deducting preferred
dividends, was $1.37 compared to earnings of $.42 in the prior year.

Liquidity and Capital Resources

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $52,171,000 and $33,015,000 for the twenty-six weeks ended October 2, 1997 and September 26, 1996, respectively.

During the current fiscal year, the Company has had capital expenditures and net increases in refundable construction advances of $173,811,000 and $39,162,000, respectively, primarily for the development of new theatres and the addition of screens at existing locations. The Company has continued its expansion plan during the current fiscal year by opening 5 megaplexes with 109 screens and one multiplex with 6 screens and expanding three existing multiplexes by 37 screens. Of the 152 screens added during the year, 84 screens will be operated pursuant to long-term non-cancelable operating leases. In addition, the Company closed or sold 13 multiplexes with 63 screens resulting in a circuit total of 25 megaplexes with 518 screens and 197 multiplexes with 1,530 screens as of October 2, 1997.

The Company has plans to open a total of approximately 630 screens during fiscal 1998. If these planned screens are opened as scheduled, the Company estimates that total capital expenditures for fiscal 1998 will aggregate approximately $370 million. Included in these amounts are assets which the Company may place into sale/leaseback or other comparable financing programs which will have the effect of reducing the Company's net cash outlays. As of October 2, 1997, the Company had under construction 25 megaplexes with 595 screens and 2 multiplexes with 25 screens.

The Company maintains a $425 million credit facility (the "Credit Facility"), which was amended and restated as of April 10, 1997. The Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .1875% to .375% on the unused portion of the commitment. The Credit Facility matures in 2004. The commitment thereunder will reduce by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. As of October 2, 1997, the Company had outstanding borrowings of $275,000,000 under the Credit Facility at an average interest rate of 6.4% per annum.

Covenants of the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. As of October 2, 1997, the Company was in compliance with all financial covenants relating to the Credit Facility.

Prior to its April 10, 1997 amendment and restatement, the Credit Facility contained a covenant that generally limited the Company's capital expenditures. This covenant has been eliminated.

On March 19, 1997, the Company sold $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2009 (the "Notes"). As required by the Note Indenture, the Company consummated a registered offer on August 5, 1997 to exchange the Notes for notes of AMCE with terms identical in all material respects to the Notes.

The Company has agreed to sell 12 of its owned (or ground leased) megaplexes, eight of which are currently operating, to Entertainment Properties Trust ("EPT"), a Maryland real estate investment trust, for approximately $248,800,000. The Company also has granted an option to EPT to purchase two additional owned megaplexes currently under construction for the cost to the Company of developing and constructing such properties (estimated at $61,900,000). In addition, EPT will have a right of first right of refusal and first offer to purchase and lease back to the Company any megaplex acquired or developed and owned (or ground-leased) by the Company for a period of five years.

The theatres that are to be sold will be leased back from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The transaction, which is expected to close by early December, is conditioned, among other matters, on completing negotiations of non-price terms for the sale and leaseback and successful completion by EPT of an offering of its shares of beneficial interest.

Proceeds from the sales will be used to reduce outstanding indebtedness under the Credit Facility. To the extent net proceeds are applied to reduce indebtedness under the Credit Facility, the amount available for borrowing under the Credit Facility will be increased and the Company intends to utilize this increased availability to continue its current expansion plan.

The Company believes that cash generated from operations, existing cash and equivalents, amounts received from the sale/leaseback transactions and the unused commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next twelve months.

During the twenty-six weeks ended October 2, 1997, various holders of the Company's $1.75 Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted 384,500 shares into 662,877 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. Convertible Preferred Stock dividend payments decreased 13.4%, or $412,000, to $2,673,000 for the twenty-six weeks ended October 2, 1997 from $3,085,000 in the prior year as a result of the conversions. Future conversions will continue to reduce the amount of dividends paid by the Company and increase the number of shares of Common Stock outstanding.

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

Recently Issued Financial Accounting Pronouncements

During fiscal 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. The principal difference between primary and basic EPS is that common stock equivalents are not included with the weighted average number of shares outstanding used in the computation of basic EPS. Diluted EPS is computed similarly to fully diluted EPS. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data. Early adoption is not permitted. The Company plans to adopt SFAS 128 during the third quarter of fiscal 1998. The impact of adopting SFAS 128 on primary and fully diluted earnings (loss) per share for the thirteen and twenty-six weeks ended October 2, 1997 and September 26, 1996 is not expected to be material.

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

     In Re: AMC Shareholder Derivative Litigation, Chancery Court For New Castle County, Delaware (Civil Action No. 12855). On February 15, 1995, the court ordered the consolidation of two derivative actions filed against four directors of the Company, Messrs. Stanley H. Durwood, Edward D. Durwood, Paul E. Vardeman and Charles J. Egan, Jr. and one of its former directors, Mr. Phillip Ean Cohen. The two cases were originally filed on January 27, 1993, by Mr. Scott C. Wallace and on April 16, 1993, by Mr. James M. Bird, respectively. On December 8, 1994, the court, pursuant to a stipulation by the parties, entered an order approving Mr. Wallace's withdrawal as a derivative plaintiff, granting the motion for intervention filed by Mr. Philip J. Bogosian, Auginco, Mr. Norman
M. Werther and Ms. Ellen K. Werther, and authorizing the filing of the intervenors' complaint. The intervenors' complaint included substantially the same allegations as the Wallace and Bird complaints. The two actions, as consolidated, are referred to below as the "Derivative Action."

     In the Derivative Action, plaintiffs alleged breach of fiduciary duties of care, loyalty and candor, mismanagement, constructive fraud and waste of assets in connection with, among other allegations, the provision of film licensing, accounting and financial services by American Associated Enterprises ("AAE"), a partnership beneficially owned by Mr. Stanley H. Durwood and members of his family, to the Company, certain other transactions with affiliates of the Company, termination payments to a former officer of the Company, certain transactions between the Company and National Cinema Supply Corporation, and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc. The Derivative Action seeks unspecified money damages and equitable relief and costs, including reasonable attorney's fees.

     On October 10, 1996, counsel for the parties in the Derivative Action entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement Agreement") providing for, among other things (i) the dissolution of AAE, the merger of Durwood, Inc. ("DI") into the Company and the sale, within 12 months thereafter, of 3,000,000 shares of Company Common Stock by Mr. Stanley H. Durwood and his children (the "Durwood Family Stockholders") in a public underwritten secondary offering (the Secondary Offering") (which will only be made by means of a prospectus), (ii) the payment by certain of the defendants of an aggregate of approximately $1.3 million to persons who were holders of Company Common Stock on January 2, 1996 (other than the defendants, DI or the Durwood Family Stockholders), (iii) the nomination, for three annual meetings, of two additional outside directors (initially, Messrs. William T. Grant, II and John P. Mascotte (collectively with their replacements, if any, the "New Independent Directors")) to serve on the Company's Board of Directors, which persons, to be nominated, must be serving on the board of another public company or be a member of senior management of a publicly held company or a privately held company with $50 million in annual revenues, (iv) that Messrs. Stanley H. Durwood and Edward D. Durwood will cause the other Durwood Family Stockholders to vote their shares with respect to the election and reelection of the New Independent Directors in the same proportion as votes cast by all stockholders not affiliated with the Company, its directors and officers, (v) that the New Independent Directors will have the ability to approve or disapprove (a) any proposed transaction between the Company and any of the Durwood Family Stockholders, except with respect to compensation issues relating to Mr. Stanley
H. Durwood or any other Durwood Family Stockholder who is an officer of the Company, which are to be governed by existing Company Board procedures, and (b) the hiring and compensation of any person related to Mr. Stanley H. Durwood who is not an officer of the Company, and (vi) that the New Independent Directors, together with either Mr. Egan or Mr. Vardeman, are to have the ability to approve or disapprove all other related-party transactions with all officers, directors and ten percent stockholders of the Company. The Settlement Agreement also provides for the discharge and release of all claims against the defendants, the Durwood Family Stockholders and the Company relating to such transactions, the proposed settlement, the Merger, the Secondary Offering and indemnification of defendants for their expenses, except claims for fraud, misrepresentation or omissions in connection with the Secondary Offering and claims relating to the implementation of the settlement.

     The Settlement Agreement provides that the Company will pay the cost of providing notice of the settlement to its stockholders and for the fees of the settlement administrator who will be responsible for distributing the settlement amount to eligible stockholders.

     The Settlement Agreement was approved by the Court of Chancery on October 16, 1997. Absent an appeal from the Court of Chancery, the settlement will become final on or about November 17, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held a Special Meeting of Stockholders on August 15, 1997.

(c) At the meeting, the stockholders were asked to approve and adopt an Agreement and Plan of Merger and Reorganization dated as of March 31, 1997 by and between the Company and its principal stockholder, DI, pursuant to which DI will be merged into the Company with the Company remaining as the surviving entity.

     The Company's stockholders approved the Merger. The total votes cast concerning the proposal above were as follows: 116,864,388 voted "for", 39,457 voted "against", 10,678 "abstained" and there were 1,792,505 "broker non-votes". Of the Company's outstanding shares of Common Stock entitled to vote on the Merger Agreement that were held by persons other than the Durwood Family Stockholders and directors and officers of the Company and that were voted in favor of the Merger Agreement, 2,633,927 shares were voted in favor of the Merger Agreement and 39,457 shares were voted against the Merger Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


                                  EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION

2.1. Agreement and Plan of Merger dated as of March 31, 1997 between AMC Entertainment Inc. and Durwood, Inc. (Incorporated by reference from Exhibit 2.1 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

2.2.           Stock Agreement among AMC Entertainment Inc. and Stanley H.
               Durwood, his children: Carol D. Journagan, Edward D. Durwood, Thomas A. Durwood, Elissa D. Grodin, Brian H. Durwood and Peter
               J. Durwood (the "Durwood Children"), The Thomas A. and Barbara F. Durwood Family Investment Partnership (the "TBD Partnership") and Delta Properties, Inc. (Incorporated by reference from Exhibit
               99.3 to Amendment No. 2 to Schedule 13D of Stanley H. Durwood filed September 30, 1997).

2.3. Registration Agreement among AMC Entertainment Inc. and the Durwood Children and Delta Properties, Inc. (Incorporated by reference from Exhibit 99.2 to Amendment No. 2 to Schedule 13D of Stanley H. Durwood filed September 30, 1997).

2.4.(a) Indemnification Agreement dated as of March 31, 1997 among AMC Entertainment Inc., Stanley H. Durwood, the Durwood Children and Delta Properties, Inc. (Incorporated by reference from Exhibit 2.4.(a) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

2.4.(b) Durwood Family Settlement Agreement dated as of January 22, 1996 among Stanley H. Durwood and the Durwood Children (Incorporated by reference from Exhibit 99.1 to Schedule 13-D of Durwood, Inc. and Stanley H. Durwood filed May 7, 1996).

2.4.(c) First Amendment to Durwood Family Settlement Agreement dated as of March 18, 1997 among Stanley H. Durwood and the Durwood Children (Incorporated by reference from Exhibit 2.4.(c) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

2.4.(d) Second Amendment to Durwood Family Settlement Agreement dated as of August 15, 1997, among Stanley H. Durwood, the Durwood Children and the TBD Partnership (Incorporated by reference from Exhibit 99.7 to Amendment No. 2 to Schedule 13D of Stanley H. Durwood filed September 30, 1997).

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

*11.           Computation of Per Share Earnings.

*27.           Financial Data Schedule


_______

*    Filed herewith

(b)  Reports on Form 8-K

          On August 8, 1997, the Company filed a Form 8-K reporting under Item 7 the formation of a joint venture with Planet Hollywood International, Inc.

          On August 22, 1997, the Company filed a Form 8-K reporting under Item 7 the approval by the Company's stockholders of the merger of the Company and its principal stockholder, Durwood, Inc.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date: November 12, 1997                      /s/ Peter C. Brown
                                             Peter C. Brown
                                             President  and  Chief
                                             Financial Officer



Date: November 12, 1997                      /s/ Richard L. Obert
                                             Richard L. Obert
                                             Senior Vice President-
                                             Chief Accounting and
                                             Information Officer



EXHIBIT 11.
                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
             STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS
                    (in thousands, except per share amounts)

                                                     Twenty-six
                                                    Weeks Ended

                                               October 2,  September 26,
                                                  1997         1996

PRIMARY EARNINGS PER SHARE

Net earnings (loss)                          $ (22,200)     $  10,392
Preferred dividends                             (2,651)       (3,000)
                                               --------      --------

Net earnings (loss) for common shares        $ (24,851)        $7,392
                                               ========     =========
Average shares for primary earnings per share:
  Weighted average number of
   shares outstanding                            18,194       17,261
  Stock options whose effect is dilutive         n/a (1)          273
                                               ---------    ---------

  Total shares outstanding                       18,194        17,534
                                               ========      ========

Primary earnings (loss) per share               $ (1.37)     $   0.42
                                               ========     =========


FULLY DILUTED EARNINGS PER SHARE

Net earnings (loss)                          $ (22,200)     $  10,392
Preferred dividends                             (2,651)       (3,000)
                                               --------      --------

Net earnings (loss) for common shares        $ (24,851)        $7,392
                                               ========      =======
Average shares for fully diluted earnings per share:
  Weighted average number of shares
   outstanding                                   18,194       17,261
  Stock options whose effect is dilutive        n/a (1)          465
  Shares issuable upon conversion of
   preferred stock                               n/a (1)       n/a (1)
                                                --------      --------
  Total shares outstanding                       18,194        17,726
                                               ========      ========

Fully diluted earnings (loss) per share         $ (1.37)      $  0.42
                                              =========    ==========


(1) Shares from stock options and conversion of preferred stock are excluded from the primary and fully diluted earnings per share calculation because they are anti-dilutive.

