Form 10-Q
period 1998-01-01
AMC ENTERTAINMENT INC
filed 1998-02-09
CIK 722077

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1998
                                    or

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

                             Yes x No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares
Title of Each Class of Common Stock    Outstanding as of January 1, 1998

Common Stock, 66 2/3 cents par value                   13,738,621

Class B Stock, 66 2/3 cents par value                   5,015,657

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                   INDEX
                                                           Page Number

PART I.     FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS
            Consolidated Statements of Operations                3
            Consolidated Balance Sheets                          4
            Consolidated Statements of Cash Flows                5
            Notes to Consolidated Financial Statements           7
  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF  FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                       11

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                   18


PART II.    OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS                                    19
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                    21
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     22
            SIGNATURES                                           24

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)

                                  Thirteen             Thirty-nine
                               Weeks Ended             Weeks Ended
                           January 1, December 26, January 1,  December 26,
                               1998      1996         1998        1996
                                   (Unaudited)          (Unaudited)
Revenues
 Admissions                $140,317  $104,588      $411,034   $344,699
 Concessions                 64,049    47,584       189,476    159,355
 Other                       11,473    11,020        29,380     23,501
                           --------- ---------     ---------  ---------
  Total revenues            215,839   163,192       629,890    527,555
Expenses
 Film exhibition costs       75,583    55,169       227,563    185,438
 Concession costs            10,903     8,195        30,810     26,275
 Other                       85,822    67,100       244,074    207,165
                           --------- ---------     ---------  ---------
  Total cost of
operations                  172,308   130,464       502,447    418,878
 General and administrative  15,041    13,910        41,893     38,582
 Depreciation and
  amortization               17,227    13,129        50,116     37,543
 Impairment of long-lived
  assets                          -          -       46,998           -
                           --------- ---------     ---------  ---------
Total expenses              204,576   157,503        641,454   495,003
                           --------- ---------     ---------  ---------

  Operating income (loss)    11,263     5,689       (11,564)    32,552

Other expense (income)
  Interest expense
 Corporate borrowings         7,552     3,044        20,513      7,657
 Capital lease obligations    2,318     2,231         7,007      7,379
  Investment income            (124)     (343)         (805)      (664)
  Loss (gain) on disposition
of assets                      (864)       53        (3,360)        84
                           --------- ---------     ---------  ---------

Earnings (loss) before
 income taxes                 2,381       704       (34,919)   18,096
Income tax provision            950       285       (14,150)      7,285
                           --------- ---------     ---------  ---------

Net earnings (loss)          $1,431     $ 419      $(20,769) $  10,811
                            ========  ========      ========   ========
Preferred dividends           1,198     1,454         3,849      4,454
                           --------- ---------     ---------  ---------
Net earnings (loss) for
 common shares                 $233   $(1,035)     $(24,618)   $ 6,357
                            ========  ========      ========   ========
Earnings (loss) per share:
  Basic                       $ .01    $ (.06)     $  (1.34)    $  .37
                            ========  ========      ========   ========
  Diluted                     $ .01    $ (.06)     $  (1.34)    $  .36
                            ========  ========      ========   ========

                See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)
                                                       January 1,April 3,
                                                          1998       1997
                                                      (Unaudited)
                                  ASSETS
Current assets:
 Cash and equivalents                                 $ 53,525  $  24,715
 Receivables, net of allowance for
doubtful accounts of
$748 as of January 1, 1998 and
$704 as of April 3, 1997                                15,559       9,837
 Refundable construction advances                        87,276    33,193
 Other current assets                                   21,129     16,769
                                                       --------   --------
 Total current assets                                  177,489     84,514
Property, net                                          539,222    543,058
Intangible assets, net                                  22,834     28,679
Other long-term assets                                  98,614     62,804
                                                       --------   --------
 Total assets                                         $838,159   $719,055
                                                       ========   ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 85,258   $  61,876
  Construction payables                                  41,476     26,491
  Accrued expenses and other liabilities                70,817     43,301
  Current maturities of corporate borrowings
and capital lease obligations                            3,947      3,441
                                                       --------   --------
Total current liabilities                              201,498   135,109
Corporate borrowings                                   378,977    315,046
Capital lease obligations                               51,499     55,237
Other long-term liabilities                             61,916     43,651
                                                       --------   --------
  Total liabilities                                    693,890    549,043
Stockholders' equity:
 $1.75 Cumulative Convertible Preferred
Stock, 66 2/3 cents par value;
2,716,700 shares issued and outstanding
as of January 1, 1998 and 3,303,600
shares issued and outstanding as of
April 3, 1997 (aggregate liquidation
preference of $67,918 as of January 1, 1998
and $82,590 as of April 3, 1997)                         1,811      2,202
 Common Stock, 66 2/3 cents par value; 13,759,121
shares issued as of
January 1, 1998 and 6,604,469 shares
issued as of April 3, 1997                               9,173      4,403
 Convertible Class B Stock, 66 2/3 cents par value;
5,015,657 shares issued and
outstanding as of January 1, 1998 and
11,157,000 shares issued
and outstanding as of April 3, 1997                      3,344      7,438
 Additional paid-in capital                            107,518    107,781
 Foreign currency translation adjustment                (3,160)    (2,048)
 Retained earnings                                      25,952     50,605
                                                       --------   --------
                                                       144,638    170,381
 Less - Common Stock in treasury, at cost,
  20,500 shares as of January 1, 1998
  and April 3, 1997                                        369        369
                                                       --------   --------
 Total stockholders' equity                            144,269     170,012
                                                       --------   --------
Total liabilities and stockholders' equity            $838,159   $719,055
                                                       ========   ========


                See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                        Thirty-nine
                                                        Weeks Ended
                                                    January 1, December 26,
                                                          1998       1996
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                $(20,769) $  10,811
  Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
 Impairment of long-lived assets                       46,998          -
 Depreciation and amortization                         50,116    37,543
 Deferred income taxes                                (19,270)         -
 Loss (gain) on sale of long-term assets               (3,360)       84
 Change in assets and liabilities:
 Receivables                                           (5,620)    (1,915)
 Other current assets                                  (4,360)      (576)
 Accounts payable                                       5,519      7,012
 Accrued expenses and other liabilities                33,974      5,283
 Other, net                                               499        274
                                                      --------   --------
  Total adjustments                                   104,496     47,705
                                                      --------   --------
  Net cash provided by operating activities            83,727     58,516
                                                      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (293,507)  (163,645)
  Proceeds from sale/leasebacks                        214,300          -
  Investments in real estate                           (4,347)    (7,692)
  Net change in refundable construction advances      (54,083)    (5,549)
  Proceeds from disposition of long-term assets         7,357      1,129
  Other, net                                          (13,538)    (8,678)
                                                      --------   --------
  Net cash used in investing activities              (143,818)  (184,435)
                                                      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving credit facility       70,000    145,000
  Repurchase of 11 7/8% Senior and 12 5/8%
Senior Subordinated Notes                              (5,817)          -
  Principal payments under capital lease
obligations and other                                  (2,561)    (2,118)
  Cash overdrafts                                      17,863     (8,133)
  Change in construction payables                      14,985      3,608
  Proceeds from exercise of stock options                  22        140
  Dividends paid on preferred stock                    (3,884)    (4,539)
  Deferred financing costs and other                   (1,663)          -
                                                      --------   --------
  Net cash provided by financing activities             88,945    133,958
                                                      --------   --------
  Effect of exchange rate changes on cash
 and equivalents                                          (44)      (398)
                                                      --------   --------
NET INCREASE IN CASH AND EQUIVALENTS                    28,810     7,641
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            24,715     10,795
                                                      --------   --------
CASH AND EQUIVALENTS AT END OF PERIOD               $  53,525 $  18,436
                                                      ========   ========



                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                        Thirty-nine
                                                        Weeks Ended
                                                    January 1, December 26,
                                                       1998         1996
                                                        (Unaudited)

Cash paid during the period for:

 Interest (net of amounts capitalized
  of $5,879 and $1,955)                            $  27,568   $  16,134

 Income taxes paid                                    11,720       5,327


                See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JANUARY 1, 1998
                                (Unaudited)

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

     Prior to fiscal 1998, NCN was consolidated with the Company as of a fiscal period end that was one period earlier than the Company' fiscal period end. Beginning in fiscal year 1998, this one-period reporting lag was eliminated and NCN year to date results include activity for ten periods.

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 1997. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen and thirty-nine weeks ended January 1, 1998 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 2, 1998.

     The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - EARNINGS PER SHARE

     During the thirteen weeks ended January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. SFAS 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. All prior-period EPS data has been restated to conform with the new pronouncement. The impact of adopting SFAS 128 was not material.

The following table sets forth the computation of basic and diluted earnings per share:

                                   Thirteen             Thirty-nine
                                   Weeks Ended          Weeks Ended
                                1/1/98   12/26/96    1/1/98    12/26/96
                               (in thousands, except per share amounts)
Numerator:
  Net earnings (loss)           $ 1,431      $419   $(20,769) $  10,811
  Less: Preferred dividends       1,198     1,454      3,849      4,454
                                 -------    ------   --------    -------

  Net earnings (loss) for basic
   earnings per share               233    (1,035)   (24,618)     6,357
  Cumulative Convertible
   Preferred Stock                n/a(1)     n/a(1)     n/a(1)     n/a(1)
                                 -------    ------   --------    -------
  Net earnings (loss) for
   diluted earnings per share     $ 233 $  (1,035)  $(24,618)   $ 6,357
                                 =======  ========   ========    =======

Denominator:
  Shares for basic earnings
   per share -
   average shares outstanding    18,543    17,706     18,310     17,410
  Cumulative Convertible
   Preferred Stock                n/a(1)     n/a(1)     n/a(1)     n/a(1)
  Stock options                     246      n/a(2)     n/a(2)      249
  Contingently issuable shares    n/a(3)     n/a(3)     n/a(3)     44(3)
                                 -------    ------   --------    -------

  Shares for diluted earnings
   per share                     18,789    17,706     18,310     17,703
                                 =======  ========   ========    =======
Basic earnings per share         $0.01     $ (0.06)   $ (1.34)   $0.37
                                 =======   ========   ========   =======

Diluted earnings per share       $0.01     $ (0.06)   $ (1.34)   $0.36
                                 =======  ========   ========    =======


(1) Dividends and shares from conversion of preferred stock are excluded from the diluted earnings per share calculation because they are anti-dilutive.

(2) Shares from options to purchase 558,500 shares of Common Stock at prices ranging from $9.25 per share to $26.38 per share are excluded from the diluted earnings per share calculation because they are anti-dilutive.

(3) Contingently issuable shares are issuable upon the satisfaction of certain conditions. Contingently issuable shares are excluded from the diluted earnings per share calculation because the conditions necessary for their issuance were not satisfied or because they are anti-dilutive. A maximum of 216,000 shares of Common Stock were contingently issuable as of January 1, 1998 and December 26, 1996.

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

     As a result of this review, the Company evaluated its theatre assets and related intangibles for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The expected future cash flows of certain theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. As a result, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.51 per share) on 59 multiplex theatres with 412 screens in 14 states (primarily California, Texas, Missouri, Arizona and Florida) including a loss of $523,000 associated with 10 theatres that were included in impairment losses recognized in previous periods. The impairment loss represents the amount by which the carrying value of the multiplex assets, including intangibles, exceeded the estimated fair value of those assets. The estimated fair value of assets was determined as either the expected selling price less selling costs or the present value of future cash flows.

     The reduced carrying amount of the impaired assets will result in reduced depreciation and amortization in future periods. For fiscal 1998, such charge is expected to be reduced by approximately $10,500,000, which includes a $3,500,000 reduction in depreciation and amortization for the thirteen weeks ended January 1, 1998.


NOTE  5 - SALE AND LEASE BACK TRANSACTION
     During November and December of 1997, the Company sold the real estate assets associated with 11 megaplex theatres to Entertainment Properties Trust ("EPT"), a real estate investment trust, for an aggregate purchase price of $214,300,000 (the "Sale and Lease Back Transaction"). Proceeds from the Sale and Lease Back Transaction were applied to indebtedness under the Company's credit facility.

     Concurrent with the Sale and Lease Back Transaction, the Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The forward-looking statements included in this section, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to the Company's ability to enter into various financing programs, competition from other companies, changes in economic climate, increase in demand for real estate, demographic changes, changes in real estate, zoning and tax laws, construction delays, the ability to open new theatres and screens as currently planned, the performance of films licensed by the Company and other risks and uncertainties.

  Operating Results
     Set forth in the table below is a summary of revenues, cost of operations, general and administrative, and depreciation and amortization expenses attributable to the Company's domestic and international theatrical exhibition operations and the Company's on-screen advertising business.

                                        Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                    1/1/98    12/26/96  % Change    1/1/98  12/26/96   % Change
                                                (in thousands, except
percentages)
REVENUES
  Domestic
    Admissions                      $134,924  $101,962      32.3%  $394,839  $337,528     17.0%
    Concessions                       62,839    47,198      33.1    185,975   158,322     17.5
    Other                              5,735     6,846     (16.2)    12,862    12,549      2.5
                                    ---------  --------    -----    -------- ---------   -----
                                     203,498   156,006      30.4    593,676   508,399     16.8
  International
    Admissions                         5,393     2,626       *       16,195     7,171      *
    Concessions                        1,210       386       *        3,501     1,033      *
    Other                                 42          -  ___*_           60         2      *
                                    ---------  --------    -----    -------- ---------    -----
                                       6,645     3,012       *       19,756     8,206      *
  On-screen advertising and other      5,696     4,174      36.5     16,458    10,950     50.3
                                    ---------  --------    -----    -------- ---------   -----
      Total revenues                $215,839  $163,192      32.3%  $629,890  $527,555     19.4%
                                    =========  ========    =====   ========  ========     =====

COST OF OPERATIONS
  Domestic
    Film exhibition costs           $ 72,713 $  53,593      35.7%  $218,770  $181,108     20.8%
    Concession costs                  10,411     8,037      29.5     29,476    25,966     13.5
    Rent                              25,702    18,475      39.1     68,356    54,288     25.9
    Other                             53,905    43,358      24.3    155,312   137,485     13.0
                                    ---------  --------  -----      -------- --------- -----
                                     162,731   123,463      31.8    471,914   398,847     18.3
  International
    Film exhibition costs              2,870     1,576      82.1      8,793     4,330      *
    Concession costs                     492       158       *        1,334       309      *
    Rent                               1,414     1,176      20.2      4,386     3,222     36.1
    Other                              1,349     1,053      28.1      4,281     3,289     30.2
                                    ---------  --------  -----      -------- --------- -----
                                       6,125     3,963      54.6     18,794    11,150     68.6
  On-screen advertising and other      3,452     3,038      13.6     11,739     8,881     32.2
                                    ---------  --------  -----      -------- --------- -----
      Total cost of operations      $172,308  $130,464      32.1%  $502,447  $418,878     20.0%
                                     ========  ========  =====      ========  ======== =====


*Percentage change in excess of 100%.

                                        Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                    1/1/98    12/26/96  % Change     1/1/98 12/26/96   % Change
                                                (in thousands, except percentages)

GENERAL AND ADMINISTRATIVE
  Corporate and Domestic            $ 12,280 $  10,887      12.8%  $ 33,440 $  30,452      9.8%
  International                        1,660     1,952     (15.0)     4,804     4,890     (1.8)
  On-screen advertising and other      1,101     1,071       2.8      3,649     3,240     12.6
                                    ---------  --------  -----      -------- --------- -----
      Total general and
     administrative                 $ 15,041 $  13,910       8.1%  $ 41,893 $  38,582      8.6%
                                    =========  ========  =====      ======== ========= =====

DEPRECIATION AND AMORTIZATION
  Corporate and Domestic            $ 16,023 $  12,445      28.8%  $ 46,427 $  35,619     30.3%
  International                          601       237       *        1,888       647      *
  On-screen advertising and other        603        447     34.9      1,801     1,277     41.0%
                                    ---------  --------  -----      -------- --------- -----
      Total depreciation and
    amortization                    $ 17,227 $  13,129      31.2%  $ 50,116 $  37,543     33.5%
                                     ========  ========  =====      ======== =========  ====

* Percentage change in excess of 100%

Thirteen Weeks Ended January 1, 1998 and December 26, 1996

Revenues. Total revenues increased 32.3%, or $52,647,000, during the thirteen weeks ended January 1, 1998 compared to the thirteen weeks ended December 26, 1996.

Total domestic revenues increased 30.4%, or $47,492,000, from the prior year. Admissions revenues increased 32.3%, or $32,962,000, due to a 24.5% increase in attendance, which contributed $25,002,000 of the increase, and a 6.3% increase in average ticket prices, which contributed $7,960,000 of the increase. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased during the quarter as a result of the addition of 20 new megaplexes with 434 screens since December 26, 1996 and a 16.5% increase in attendance at comparable megaplexes (theatres opened before the third quarter of the prior fiscal year). Attendance at multiplexes (theatres generally without stadium-style seating) decreased during the quarter due to the closure or sale of 24 multiplexes with 121 screens since the third quarter of fiscal 1997, partially offset by a .8% increase in attendance at comparable multiplexes. The popularity of the films released during the quarter and the additional Christmas holiday weekend included in the current period contributed to the overall increase in attendance. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 33.1%, or $15,641,000, due to the increase in total attendance, which contributed $11,573,000 of the increase, and a 6.9% increase in average concessions per patron, which contributed $4,068,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's circuit, where concession spending per patron is higher than multiplexes.

Total international revenues increased $3,633,000 from the prior year. Admissions revenues increased $2,767,000 due to an increase in attendance, offset by a decrease in average ticket prices. Attendance increased as a result of a 69.2% increase in comparable attendance at the Canal City 13 in Japan and the opening of the Arrabida 20 in Portugal during December of fiscal 1997. Concessions revenues increased $824,000 due to the increase in total attendance, offset by a decrease in average concessions per patron. The decrease in average ticket prices and concessions per patron was due to the lower ticket and concessions prices at the theatre in Portugal compared to the theatre in Japan. International revenues were also impacted by the strengthening of the U. S. dollar to the Japanese yen.


On-screen advertising and other revenues increased $1,522,000 due to an increase in the number of screens served, a result of an expansion program at the Company's on-screen advertising business.

Cost of Operations. Total cost of operations increased 32.1%, or $41,844,000, during the thirteen weeks ended January 1, 1998 compared to the thirteen weeks ended December 26, 1996.

Total domestic cost of operations increased 31.8%, or $39,268,000, from the prior year. Film exhibition costs increased 35.7%, or $19,120,000, due to higher attendance, which contributed $16,544,000 of the increase, and an increase in the percentage of admissions paid to film distributors, which caused an increase of $2,576,000. As a percentage of admissions revenues, film exhibition costs increased to 53.9% in the current year as compared with 52.6% in the prior year due primarily to higher film exhibition terms on the quarter's most popular films. The 29.5%, or $2,374,000, increase in concession costs is primarily attributable to the increase in concessions revenues. As a percentage of concessions revenues, concession costs decreased from 17.0% to 16.6% due to an increase in advertising and promotional allowances received by the Company and improved procurement terms with a major vendor. Rent expense increased 39.1%, or $7,227,000, due to the higher number of screens in operation, the growing number of megaplexes in the Company's circuit, which generally have higher rent per screen than multiplexes, and the Sale and Lease Back Transaction. Other cost of operations increased 24.3%, or $10,547,000. As a percentage of total revenues, other cost of operations decreased from 27.8% in the prior year to 26.5% in the current year, primarily as a result of more effective staffing at the Company's theatres.

Total international cost of operations increased 54.6%, or $2,162,000, from the prior year. Film exhibition costs increased 82.1%, or $1,294,000, due to higher attendance, offset by a decrease in the percentage of admissions paid to film distributors. The $334,000 increase in concession costs was primarily attributable to the increase in concessions revenues. Rent expense increased $238,000 and other cost of operations increased $296,000 from the prior year due to the opening of the Arrabida 20 in Portugal during December of fiscal 1997. International expenses were also impacted by the strengthening of the U.S. dollar to the Japanese yen.

On-screen advertising and other cost of operations increased $414,000 as a result of the higher number of screens served.

General and Administrative. General and administrative expenses increased 8.1%, or $1,131,000, during the thirteen weeks ended January 1, 1998. As a percentage of total revenues, general and administrative expenses decreased from 8.5% in the prior year to 7.0% in the current year due primarily to the significant increase in revenues.

Depreciation and Amortization. Depreciation and amortization increased 31.2%, or $4,098,000, during the thirteen weeks ended January 1, 1998.
This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan which was partially offset by lower depreciation and amortization of approximately $3,500,000 as a result of the reduced carrying amounts of impaired multiplex assets.

Interest Expense. Interest expense increased 87.1%, or $4,595,000, during the thirteen weeks ended January 1, 1998 compared to the prior year. The increase in interest expense resulted primarily from an increase in average outstanding borrowings related to the Company's expansion plan and higher average interest rates as a result of the issuance of $200,000,000 of 9 1/2% Senior Subordinated Notes on March 19, 1997.

Gain on Disposition of Assets. Gain on disposition of assets increased $917,000 during the thirteen weeks ended January 1, 1998 primarily from the sale of one of the Company's multiplexes during the current period.

Income Tax Provision. The provision for income taxes increased $665,000 to $950,000 during the thirteen weeks ended January 1, 1998 from $285,000 in the prior year. The effective tax rate was 39.9% for the thirteen weeks ended January 1, 1998 compared to 40.5% for the prior year.

Net Earnings. Net earnings increased $1,012,000 during the thirteen weeks ended January 1, 1998 to $1,431,000 from $419,000 in the prior year. Net earnings per common share, after deducting preferred dividends, was $.01 compared to a loss of $.06 in the prior year.

Thirty-nine Weeks Ended January 1, 1998 and December 26, 1996

Revenues. Total revenues increased 19.4%, or $102,335,000, during the thirty-nine weeks ended January 1, 1998 compared to the thirty-nine weeks ended December 26, 1996.

Total domestic revenues increased 16.8%, or $85,277,000, from the prior year. Admissions revenues increased 17.0%, or $57,311,000, due to a 10.6% increase in attendance, which contributed $35,943,000 of the increase, and a 5.7% increase in average ticket prices, which contributed $21,368,000 of the increase. Attendance at megaplexes increased as a result of the addition of 20 new megaplexes with 434 screens since December 26, 1996 and a 2.4% increase in attendance at comparable megaplexes (theatres opened before the first quarter of the prior fiscal year). Attendance at multiplexes decreased due to the closure or sale of 24 multiplexes with 121 screens since the third quarter of fiscal 1997 and a 6.3% decrease in attendance at comparable multiplexes. The decline in attendance at comparable multiplexes was due primarily to competition from new megaplexes operated by the Company and other competing circuits, a trend the Company generally anticipates will continue. The additional Christmas holiday weekend included in the current year contributed to the overall increase in attendance. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 17.5%, or $27,653,000, due to the increase in total attendance, which contributed $16,859,000 of the increase, and a 6.2% increase in average concessions per patron, which contributed $10,794,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's circuit, where concession spending per patron is higher than multiplexes.

Total international revenues increased $11,550,000 from the prior year. Admissions revenues increased $9,024,000 due to an increase in attendance, offset by a decrease in average ticket prices. Attendance increased as a result of the opening of the Arrabida 20 in Portugal during December of fiscal 1997 and improved attendance at the Canal City 13 in Japan. Concessions revenues increased $2,468,000 due to the increase in total attendance, offset by a decrease in average concessions per patron. The decrease in average ticket prices and concessions per patron was due to the lower ticket and concessions prices at the theatre in Portugal compared to the theatre in Japan. International revenues were also impacted by the strengthening of the U.S. dollar to the Japanese yen.

On-screen advertising and other revenues increased $5,508,000 due to an increase in the number of screens served, a result of an expansion program, and a change in the number of periods included in the results of operations from the Company's on-screen advertising business.

Cost of Operations. Total cost of operations increased 20.0%, or $83,569,000, during the thirty-nine weeks ended January 1, 1998 compared to the thirty-nine weeks ended December 26, 1996.

Total domestic cost of operations increased 18.3%, or $73,067,000, from the prior year. Film exhibition costs increased 20.8%, or $37,662,000, due to higher attendance, which contributed $29,376,000 of the increase, and an increase in the percentage of admissions paid to film distributors, which caused an increase of $8,286,000. As a percentage of admissions revenues, film exhibition costs increased to 55.4% in the current year as compared with 53.7% in the prior year. This increase occurred primarily during the first quarter of the year and was due to a change in attendance patterns and the popularity of films released during the period which had higher film exhibition terms. Attendance was more concentrated in the early weeks for the films released during the first quarter of the year, which typically results in higher film exhibition costs. The 13.5%, or $3,510,000, increase in concession costs is attributable to the increase in concessions revenues. As a percentage of concessions revenues, concession costs decreased from 16.4% to 15.8% due to an increase in advertising and promotional allowances received by the Company and improved procurement terms with a major vendor. Rent expense increased 25.9%, or $14,068,000, due to the higher number of screens in operation, the growing number of megaplexes in the Company's circuit, which generally have higher rent per screen than multiplexes, and the Sale and Lease Back Transaction. Other cost of operations increased 13.0%, or $17,827,000. As a percentage of total revenues, other cost of operations decreased from 27.0% in the prior year to 26.2% in the current year, primarily as a result of more effective staffing at the Company's theatres.

Total international cost of operations increased 68.6%, or $7,644,000, from the prior year. Film exhibition costs increased $4,463,000 due to higher attendance, offset by a decrease in the percentage of admissions paid to film distributors. The $1,025,000 increase in concession costs was primarily attributable to the increase in concessions revenues. Rent expense increased $1,164,000 and other cost of operations increased $992,000 from the prior year due to the opening of the Arrabida 20 during December of fiscal 1997. International expenses were also impacted by the strengthening of the U.S. dollar to the Japanese yen.

On-screen advertising and other cost of operations increased $2,858,000 as a result of the higher number of screens served and a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

General and Administrative. General and administrative expenses increased 8.6%, or $3,311,000, during the thirty-nine weeks ended January 1, 1998. As a percentage of total revenues, general and administrative expenses decreased from 7.3% in the prior year to 6.7% in the current year due primarily to the significant increase in revenues.

Depreciation and Amortization. Depreciation and amortization increased 33.5%, or $12,573,000, during the thirty-nine weeks ended January 1, 1998. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan which was partially offset by lower depreciation and amortization of approximately $7,000,000 as a result of the reduced carrying amounts of impaired multiplex assets.

Impairment of Long-lived Assets. During the second quarter of the current year, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.51 per share) on 59 multiplex theatres with 412 screens in 14 states (primarily California, Texas, Missouri, Arizona and Florida) including a loss of $523,000 associated with 10 theatres that were included in impairment losses recognized in previous periods.The future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

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

Interest Expense. Interest expense increased 83.0%, or $12,484,000, during the thirty-nine weeks ended January 1, 1998 compared to the prior year.
The increase in interest expense resulted primarily from an increase in average outstanding borrowings related to the Company's expansion plan and higher average interest rates as a result of the issuance of $200,000,000 of 9 1/2% Senior Subordinated Notes on March 19, 1997.

Gain on Disposition of Assets. Gain on disposition of assets increased $3,444,000 during the thirty-nine weeks ended January 1, 1998 primarily from the sale of three of the Company's multiplexes during the current year.

Income Tax Provision. The provision for income taxes decreased $21,435,000 to a benefit of $14,150,000 during the current year from an expense of $7,285,000 in the prior year. The effective tax rate was 40.5% for the current year compared to 40.3% for the prior year.

Net Earnings. Net earnings decreased $31,580,000 during the thirty-nine weeks ended January 1, 1998 to a loss of $20,769,000 from earnings of $10,811,000 in the prior year. Net loss per common share, after deducting preferred dividends, was $1.34 compared to earnings of $.37 in the prior year.

Liquidity and Capital Resources

The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $83,727,000 and $58,516,000 for the thirty-nine weeks ended January 1, 1998 and December 26, 1996, respectively.

During the current fiscal year, the Company had capital expenditures of $293,507,000, primarily for the development of new theatres and the addition of screens at existing locations. The Company has continued its expansion plan during the current fiscal year by opening 16 megaplexes with 372 screens and one multiplex with 6 screens and expanding three existing multiplexes by 38 screens. Of the 416 screens added during the year, 402 screens will be operated pursuant to long-term non-cancelable operating leases. In addition, the Company closed or sold 16 multiplexes with 82 screens resulting in a circuit total of 37 megaplexes with 795 screens and 192 multiplexes with 1,496 screens as of January 1, 1998. As of January 1, 1998, the Company had construction-in-progress and refundable construction advances (amounts due from landlords for new theatres) of $111,762,000 and $87,276,000, respectively. The Company had 16 megaplexes with 375 screens under construction on January 1, 1998.

The Company anticipates opening 192 screens during the fourth quarter resulting in a total of 608 new screens during fiscal 1998. The Company estimates that total capital expenditures for fiscal 1998 will aggregate approximately $350 million. Included in these amounts are assets which the Company has placed or may place into sale and lease back or other comparable financing programs which will have the effect of reducing the Company's net cash outlays. During the thirty-nine weeks ended January 1, 1998, the Company received $214,300,000 from such programs.

The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .1875% to .375% on the unused portion of the commitment. The Credit Facility matures in 2004. The commitment thereunder will reduce by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50
million on December 31, 2003. As of January 1, 1998, the Company had outstanding borrowings of $180,000,000 under the Credit Facility at an average interest rate of 7.2% per annum and $245,000,000 was available for borrowing under the Credit Facility.

Covenants of the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. As of January 1, 1998, the Company was in compliance with all financial covenants relating to the Credit Facility.

On March 19, 1997, the Company sold $200 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2009 (the "Notes"). As required by the Note Indenture, the Company consummated a registered offer on August 5, 1997 to exchange the Notes for notes of AMCE with terms identical in all material respects to the Notes.

On November 14, 1997, the Company completed the redemption of $617,000 of its outstanding 11 7/8% Senior Notes due 2000 and $4,904,000 of its outstanding 12 5/8% Senior Subordinated Notes due 2002.

During November and December of 1997, the Company sold the real estate assets associated with 11 megaplex theatres, including 5 theatres opened during fiscal 1998, to EPT for an aggregate purchase price of $214,300,000. Proceeds from the Sale and Lease Back Transaction were applied to indebtedness under the Company's Credit Facility.

Concurrent with the Sale and Lease Back Transaction, the Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years.

The Company has agreed to sell the real estate assets associated with one additional megaplex theatre currently under construction to EPT for approximately $34,500,000. The Company also has granted an option to EPT to acquire two other theatres under construction for the cost to the Company of developing and constructing such properties. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any megaplex theatre and related entertainment property acquired or developed and owned (or ground-leased) by the Company, exercisable upon the Company's intended disposition of such property. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and lease back transactions and the unused commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next twelve months.

During the thirty-nine weeks ended January 1, 1998, various holders of the Company's $1.75 Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted 586,900 shares into 1,011,814 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. Convertible Preferred Stock dividend payments decreased 14.4%, or $655,000, to $3,884,000 for the thirty-nine weeks ended January 1, 1998 from $4,539,000 in the prior year as a result of the conversions. Future conversions will continue to reduce the amount of dividends paid by the Company and increase the number of shares of Common Stock outstanding.

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

The Company has performed a review of its computer applications related to their continuing functionality for the year 2000 and beyond. Certain of the Company's existing systems have been upgraded and the Company expects that its remaining systems will be upgraded through modification or replacement by the end of fiscal 1999. The Company does not believe that these modifications will cause reported financial information not to be indicative of future operating results or financial condition. The year 2000 issue may impact the operations of the Company indirectly by affecting the operations of its suppliers. The Company expects to complete during fiscal 1999, a review of potential year 2000 issues with its significant suppliers.

Recently Issued Financial Accounting Pronouncements

During fiscal 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires new disclosures of segment information in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. These pronouncements will become effective for the Company in fiscal 1999. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

     In the Derivative Action, plaintiffs alleged breach of fiduciary duties of care, loyalty and candor, mismanagement, constructive fraud and waste of assets in connection with, among other allegations, the provision of film licensing, accounting and financial services by American Associated Enterprises ("AAE"), a partnership beneficially owned by Mr. Stanley H. Durwood and members of his family, to the Company, certain other transactions with affiliates of the Company, termination payments to a former officer of the Company, certain transactions between the Company and National Cinema Supply Corporation, and a fee paid by a subsidiary of the Company to Mr. Cohen in connection with a transaction between the Company and TPI Entertainment, Inc. The Derivative Action sought unspecified money damages and equitable relief and costs, including reasonable attorney's fees.

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

     The Settlement Agreement was approved by the Court of Chancery on October 16, 1997. The settlement became final on November 16, 1997. The settlement amount was paid to eligible stockholders on January 5, 1998.

     Pursuant to the Settlement Agreement, the Company paid the cost of providing notice of the settlement to its stockholders and for the fees of the settlement administrator who distributed the settlement amount to eligible stockholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       The Company held its Annual Meeting of Stockholders on December 2,
1997.

(b) The Board of Directors of the Company is composed of seven (7) members. Five (5) of the directors are elected by the holders of Class B Stock, voting as a class, and two (2) of the directors are elected by the holders of Common Stock, voting as a class.

     The following were the nominees of management voted upon and elected by the holders of the Company's Class B Stock and Common Stock as of the record date:

          Class B Stock            Common Stock
          Stanley H. Durwood       William T. Grant, II
          Peter C. Brown           John P. Mascotte
          Philip M. Singleton
          Charles J. Egan, Jr.
          Paul E. Vardeman


(c) At the meeting, the following matters were voted upon by the stockholders:

     (i)  The election of Directors for the upcoming year;

     (ii) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending April 2, 1998; and

     (iii) A proposal to amend Article FOURTH of the Restated and Amended Certificate of Incorporation.

          All of the shares of Class B Stock (5,015,657 shares) were voted for the nominees of management. In the election of directors by the holders of Common Stock, there were 11,294,951 votes "for" William T. Grant, II and 49,315 votes "withheld" and 11,294,951 "for" John P. Mascotte and 49,315 votes "withheld".

          The total votes cast concerning the ratification of the appointment of Coopers & Lybrand L.L.P. were as follows:
          61,448,598 voted "for", 4,384 voted "against" and 47,854 votes "abstained".

          The total votes cast concerning the proposal to approve the proposed amendment to Article FOURTH of the Restated and Amended Certificate of Incorporation were as follows: 59,076,215 votes "for", 25,651 votes "against", 28,202 votes "abstained" and there were 2,370,768 "broker non-votes".

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

  2.4.(c)       First Amendment to Durwood Family Settlement Agreement
dated as of March 18, 1997 among Stanley H. Durwood and the Durwood Children (Incorporated by reference from Exhibit 2.4.(c) to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24,
1997).

  2.4.(d)       Second Amendment to Durwood Family Settlement Agreement
dated as of August 15, 1997, among Stanley H. Durwood, the Durwood Children and the TBD Partnership (Incorporated by reference from Exhibit 99.7 to Amendment No. 2 to Schedule 13D of Stanley H. Durwood filed September 30,
1997).

* 3.1.          Amended and Restated Certificate of Incorporation of AMC
Entertainment Inc., (as amended on December 2, 1997).

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

  *4.2.         Second Amendment, dated January 16, 1998, to Amended and
Restated Credit Agreement dated as of April 10, 1997.

  4.3. First Supplemental Indenture respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2009. (Incorporated by reference from Exhibit 4.4(b) to Amendment No. 2 to AMCE's Registration Statement on Form S-4 (File No. 333-29155) filed August 4, 1997).

  *27.          Financial Data Schedule


_______

* Filed herewith

(b)  Reports on Form 8-K

     On December 9, 1997, the Company filed a Form 8-K reporting under Item 2 the sale and subsequent lease back of 8 megaplex theatres to EPT and related pro forma financial information under Item 7 (b).

     On January 9, 1998, the Company filed a Form 8-K reporting under Item 5 the sale and subsequent lease back of 3 megaplex theatres to EPT.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date: February 9, 1998              /s/ Peter C. Brown
                                    Peter C. Brown
                                    President and Chief Financial Officer



Date: February 9, 1998              /s/ Richard L. Obert
                                    Richard L. Obert
                                    Senior Vice President-
                                    Chief Accounting and
                                    Information Officer