Form 10-K
period 1998-04-02
AMC ENTERTAINMENT INC
filed 1998-06-18
CIK 722077

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
          (Mark One)
        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended April 2, 1998
                                    OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________________
                         to______________________

                       Commission file number 1-8747

                          AMC ENTERTAINMENT INC.
          (Exact name of registrant as specified in its charter)

Delaware                                                  43-1304369
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                         Identification No.)

   106 West 14th Street
     P.O. Box 419615
  Kansas City, Missouri                                64141-6615
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (816) 221-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                               on which registered

Common Stock, 66 2/3 cents par value         American Stock Exchange, Inc.
                                             Pacific Stock Exchange, Inc.

    Securities registered pursuant to Section 12(g) of the Act:  None.

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

  The aggregate market value of the registrant's voting stock held by non-affiliates as of May 15, 1998, computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $184,867,949.

                                           Number of shares
Title of each class of common stock        Outstanding as of May 15, 1998

Common Stock, 66 2/3 cents par value                  18,453,434
Class B Stock, 66 2/3 cents par value                  5,015,657


                                  PART I
Item 1.  Business.

(a)  General Development of Business

     AMC Entertainment Inc. ("AMCE") is a holding company. AMCE's principal subsidiaries are American Multi-Cinema, Inc. ("AMC"), AMC Entertainment International, Inc., National Cinema Network, Inc. and AMC Realty, Inc. Unless the context otherwise requires, references to "AMCE" or the "Company" refer to AMC Entertainment Inc. and its subsidiaries. All of the Company's domestic theatrical exhibition business is conducted through AMC. The Company is developing theatres in international markets through AMC Entertainment International, Inc. and its subsidiaries. The Company engages in the on-screen advertising business through National Cinema Network, Inc. The Company's real estate activities are conducted through AMC Realty, Inc. and its subsidiary, Centertainment, Inc.

     The Company's predecessor was founded in Kansas City, Missouri in 1920 by the father of Mr. Stanley H. Durwood, the current Co-Chairman of the Board and Chief Executive Officer of AMCE. As part of its succession planning and with the approval of Mr. Stanley H. Durwood, the Company's Board of Directors has recently appointed the Company's President and Chief Financial Officer, Mr. Peter C. Brown, as Co-Chairman of the Board of AMCE. Mr. Brown will oversee all Company matters with Mr. Durwood.

     AMCE was incorporated under the laws of the state of Delaware on June 13, 1983 and maintains its principal executive offices at 106 West 14th Street, P.O. Box 419615, Kansas City, Missouri 64141-6615. Its telephone number at such address is (816) 221-4000.

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

(b)  Financial Information about Industry Segments

     The Registrant operates in the motion picture exhibition industry.

(c)  Narrative Description of Business

General
     The Company is one of the leading theatrical exhibition companies in North America, based on revenues. In the fiscal year ended April 2, 1998, the Company's revenues were $846,795,000. As of April 2, 1998, the Company operated 229 theatres with an aggregate of 2,442 screens located in 23 states, the District of Columbia, Portugal and Japan. Approximately 61% of the screens operated by the Company are located in California, Florida, Texas, Missouri and Arizona, and approximately 70% of the Company's domestic screens are located in areas among the 20 largest "Designated Market Areas" (television market areas as defined by Nielsen Media Research).

     The Company is an industry leader in the development and operation of "megaplex" and "multiplex" theatres, primarily in large metropolitan markets. Megaplexes are theatres with predominantly stadium-style seating (seating with an elevation between rows to provide unobstructed viewing) and other amenities to enhance the movie-going experience. Multiplexes are theatres generally without stadium-style seating. All but one of the Company's megaplexes have 14 or more screens. The Company believes that its strategy of developing megaplexes has prompted the current theatrical exhibition industry trend in the United States and Canada toward the development of larger theatre complexes. This trend has accelerated the obsolescence of many existing movie theatres, including certain multiplexes, by setting new standards for moviegoers, who have demonstrated their preference for the more attractive surroundings, wider variety of films, better customer services and more comfortable seating typical of megaplexes.

     In addition to providing a superior entertainment experience, megaplexes generally realize economies of scale by serving more patrons from common support facilities, thereby spreading costs over a higher revenue base. The Company's megaplexes have consistently ranked among its top grossing facilities on a per screen basis and are among the top grossing theatres in North America. During fiscal 1998, attendance per screen at the Company's domestic megaplexes (those opened at the beginning of the period) was 77,400 compared to 57,700 for the Company's domestic multiplexes. (During 1997, the last period for which data is available, the theatrical exhibition industry in the United States averaged approximately 45,000 patrons per screen). In addition, during fiscal 1998, average revenue per patron at such megaplexes was $6.83 compared to $6.18 for such multiplexes, and operating cash flow before rent of such megaplexes was 37.1% of total revenues of such theatres, whereas operating cash flow before rent of the Company's multiplexes was 33.8% of total revenues of such theatres. Operating cash flow before rent is an internal statistic used by the Company to measure theatre level cash flow. As of April 2, 1998, 987 screens, or 40.4%, of the Company's screens were located in megaplexes. The average number of screens per theatre operated by the Company as of April 2, 1998 was 10.7, compared to an average of 6.5 for the ten largest North American theatrical exhibition companies (based on number of screens) and 5.3 for all North American theatrical exhibition companies, based on the listing of exhibitors in the National Association of Theatre Owners ("NATO") 1997-98 Encyclopedia of Exhibition, as of
May 1, 1997.

     The Company continually upgrades its theatre circuit by opening new theatres (primarily megaplexes), adding new screens to existing theatres and selectively closing or disposing of unprofitable multiplexes. Since April 1996, the Company has opened 41 new theatres with 878 screens, representing 36% of its current number of screens, and has added 44 screens to existing theatres. Of the 878 screens, 845 screens were located in an aggregate of 37 megaplexes. As of April 2, 1998, the Company had 13 megaplexes under construction with an aggregate of 283 screens.

     Revenues for the Company are generated primarily from box office admissions and theatre concessions sales, which accounted for 65% and 30%, respectively, of fiscal 1998 revenues. The balance of the Company's revenues are generated primarily by the Company's on-screen advertising business, video games located in theatre lobbies and the rental of theatre auditoriums.

Strategy
     The Company's strategy is to expand its theatre circuit primarily by developing new megaplexes in major markets in the United States and select international markets. New theatres will primarily be megaplexes which will also be equipped with SONY Dynamic Digital SoundO (SDDSO) and AMC LoveSeatr style seating (plush, high-backed seats with retractable armrests). Other amenities may include auditoriums with TORUSO Compound Curved Screens and High Impact Theatre SystemsO (HITSO), which enhance picture and sound quality, respectively.

     The Company's strategy of establishing megaplexes enhances attendance and concessions sales by enabling it to exhibit concurrently a variety of motion pictures attractive to different segments of the movie-going public. Megaplexes also allow the Company to match a particular motion picture's attendance patterns to the appropriate auditorium size (ranging from approximately 90 to 450 seats), thereby extending the run of a motion picture and providing superior theatre economics. The Company believes that megaplexes enhance its ability to license commercially popular motion pictures and to economically access prime real estate sites due to its desirability as an anchor tenant.

     The Company believes that the megaplex format has created a new replacement cycle for the industry. The new format raises moviegoers' expectations by providing superior viewing lines, comfort, picture and sound quality as well as increased choices of films and start times. The Company believes that consumers will increasingly choose theatres based on the quality of the movie-going experience rather than simply upon the location of the theatre. As a result, the Company believes that older, smaller theatres will become obsolete as the megaplex concept matures.

     The Company believes that significant market opportunities exist for development of modern megaplexes in select international markets. The theatrical exhibition business has become increasingly global and box office receipts from international markets exceed those of the U.S. market. In addition, the production and distribution of feature films and demand for American motion pictures is increasing in many countries. The Company believes that its experience in developing and operating megaplexes provides it with a significant advantage in developing megaplexes in international markets, and the Company intends to utilize this experience, as well as its existing relationships with domestic motion picture studios, to enter select international markets. The Company's strategy in these markets is to operate leased theatres. Presently, the Company's activities in international markets are directed toward Japan, Portugal, Spain, China (Hong Kong) and Canada, which the Company believes are under screened.

     The costs of constructing new theatres are funded by the Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. Historically, the Company has owned and paid for the equipment necessary to fixture a theatre; however, it is considering other methods of providing for its equipment needs, including operating leases. Recently, the Company engaged in a sale and leaseback transaction with Entertainment Properties Trust ("EPT"), a real estate investment trust, through which the Company has sold to and leased back from EPT 13 megaplexes, and granted an option to purchase and lease back one additional megaplex scheduled to open by September 1998. The Company also has granted EPT, for a period of five years subsequent to November 1997, a right of first refusal and first offer to purchase and lease back to the Company any other megaplex theatre owned or ground leased by the Company or its subsidiaries, exercisable upon the Company's intended disposition of such property.

     The Company intends to consider partnerships or joint ventures, where appropriate, to share risk and leverage resources. Such ventures may include interests in projects that include restaurant, retail and other concepts. The Company has formed a joint venture with Planet Hollywood that will develop, own and operate megaplexes under the brand name Planet Movies by AMCO. Each megaplex facility will feature an entertainment center that will include restaurants, as well as refreshment and merchandise kiosks. The first Planet Movies by AMCO megaplex is projected to open in the first half of calendar year 1999 near Columbus, Ohio and will consist of a 30 screen megaplex theatre, a Planet Hollywoodr restaurant and Official All Star Cafer, each with its own integrated merchandise store, and various refreshment kiosks. Although the Company anticipates that the joint venture will develop and operate additional units, no minimum number of units has been agreed upon and the development of additional sites will require the approval of both parties to the joint venture.

     Through AMC Realty, Inc., the Company plans to enhance the operating performance of its megaplexes by facilitating the addition of complementary entertainment properties adjacent to such megaplexes. AMC Realty, Inc.'s subsidiary, Centertainment, Inc., presently is involved in the pre-development of several retail/entertainment projects, including a project in downtown Kansas City, Missouri known as the "Power and Light District."

     The Company continually monitors the performance of its theatres and has improved the profitability of certain of its older theatres by converting them to "dollar houses" which display second-run movies and charge lower admission prices (ranging from $1.00 to $1.75). It operated 7 such theatres with 40 screens as of April 2, 1998 (1.6% of the Company's total screens). Other strategies for underperforming theatres include selling them to discount operators and closing them. Divestiture strategies for theatres with longer leases include selling them to other exhibitors, closing them or converting such theatres to other uses and subleasing them.

Theatre Circuit
     The following table sets forth information concerning additions and dispositions of theatres and screens during, and the number of theatres and screens operated as of the end of, the last five fiscal years. The Company adds and disposes of theatres based on industry conditions and its business strategy.

                          Changes in Theatres Operated
                          Additions          Dispositions      Total Theatres
Operated
Fiscal Year Ended   Number of  Number of  Number of  Number of Number of Number of
                    Theatres  Screens   Theatres   Screens     Theatres  Screens
                    --------- --------  ---------  --------    --------    -----
-----

March 31, 1994            2       15           9        29         236        1,603
March 30, 1995            3       53           7        26         232        1,630
March 28, 1996            7      150          13        61         226        1,719
April 3, 1997            17      314          15        76         228        1,957
April 2, 1998            24      608          23       123         229        2,442
                      -----   ------       -----    ------
     Total               53    1,140          67       315
                       ====   ======       =====     =====

     As of April 2, 1998, the Company operated 44 megaplex theatres having an aggregate of 987 screens, representing 40.4% of its screens. The following table provides greater detail with respect to the Company's theatre circuit as of such date.


                                 Total      Total    Theatres
   Domestic                      Screens    Theatres Multiplex Megaplex
-------------                    ------     -------- --------  ---------

California                        425        36       28        8
Florida                           398        39       34        5
Texas                             370        27       19        8
Missouri                          151        14       11        3
Arizona                           146        14       10        4
Georgia                           116         9        6        3
Michigan                          106        17       17         -
Pennsylvania                      103        14       14         -
Colorado                          102         9        6        3
Ohio                               62         5        4        1
Illinois                           60         2         -       2
Virginia                           58         7        7         -
Kansas                             56         3        1        2
New Jersey                         46         7        7         -
Maryland                           42         5        5         -
Oklahoma                           42         4        3        1
Nebraska                           24         1         -       1
North Carolina                     22         1         -       1
Louisiana                          20         3        3         -
Washington                         20         3        3         -
New York                           16         2        2         -
Massachusetts                      10         2        2         -
District Of Columbia                9         1        1         -
Delaware                            5         2        2         -
                              --------    ------   ------   ------
   Total Domestic               2,409       227      185       42
                              --------    ------   ------   ------
   International
Portugal                           20         1         -       1
Japan                              13         1         -       1
                              --------    ------   ------   ------
   Total International             33         2         -       2
                              --------    ------   ------   ------
Total Theatre Circuit            2,442      229       185      44
                               =======    ======    =====    =====

Film Licensing
     The Company predominantly licenses "first-run" motion pictures from distributors owned by major film production companies and from independent distributors that generally distribute films for smaller production companies. Films are licensed on a film-by-film and theatre-by-theatre basis. The Company obtains these licenses either by negotiations directly with, or by submitting bids to, distributors. Negotiations with distributors are based on several factors, including theatre location, competition, season of the year and motion picture content. Rental fees are paid by the Company under a negotiated license and are made on either a "firm terms" basis, where final terms are negotiated at the time of licensing, or are adjusted subsequent to the exhibition of a motion picture in a process known as "settlement." Firm term fee arrangements generally are more favorable to the distributor than settlement fee arrangements with respect to the percentage of admissions revenue ultimately paid to license a motion picture. When motion pictures are licensed through a bidding process, the distributor decides whether to accept bids on a previewed basis or a non-previewed ("blind-bid") basis, subject to certain state law requirements. In most cases, the Company licenses its motion pictures on a previewed basis. When a film is bid on a previewed basis, exhibitors are permitted to review the film before bidding, whereas they are not permitted to do so when films are licensed on a non-previewed or "blind-bid" basis. In the past few years, bidding has been used less frequently by the industry. Presently, the Company licenses substantially all of its films on a negotiated basis.

     Film distributors typically establish geographic film licensing zones and allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where the Company is the sole exhibitor, the Company obtains film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor will either require the exhibitors in the zone to bid for a film or will allocate its films among the exhibitors in the zone. When films are allocated, a distributor will choose which exhibitor is offered a film and then that exhibitor will negotiate film rental terms directly with the distributor for the film. Allocation of films among exhibitors may differ from film to film.

     Licenses entered into through both negotiated and bid processes typically state that rental fees shall be based on the higher of a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentages declining over the term of the run. First-run motion picture rental fees are generally the greater of
(i) 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks, and (ii) a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses (commonly known as a "90/10" clause). Second-run motion picture rental fees typically begin at 35% of box office admissions and often decline to 30% after the first week. The Company may pay non-refundable guarantees of film rentals or make advance payments of film rentals, or both, in order to obtain a license in a negotiated or bid process, subject, in some cases, to a per capita minimum license fee.

     The Company licenses films through film buyers who enable the Company to capitalize on local trends and to take into account actions of local competitors in the Company's negotiation and bidding strategies. Criteria considered in licensing each motion picture include cast, director, plot, performance of similar motion pictures, estimated motion picture rental costs and expected rating by the Motion Pictures Association of America (the "MPAA"). Successful licensing depends greatly upon knowledge of the tastes of the residents in markets served by each theatre and insight into the trends in those tastes, as well as the availability of commercially popular motion pictures. The Company at no time licenses any one motion picture for all of its theatres.

     The Company's business is dependent upon the availability of marketable motion pictures. There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Warner Bros. Distribution, SONY Pictures Releasing (Columbia Pictures and Tri-Star Pictures), Twentieth Century Fox, Universal Film Exchanges, Inc. and Paramount Pictures. There are numerous other distributors and no single distributor dominates the market. From year to year, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 1998, no single distributor accounted for more than 13% of the motion pictures licensed by the Company or for more than 21% of the Company's box office admissions. Poor relationships with distributors, poor performance of motion pictures or disruption in the production of motion pictures by the major studios and/or independent producers may have an adverse effect upon the business of the Company. Some of the major distributors have announced their intention to reduce production of films.

     During the period from January 1, 1990 to December 31, 1997, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 458 in 1997, according to the MPAA. If a motion picture still has substantial potential following its first-run, the Company may license it for a "sub-run." Although average daily sub-run attendance is often less than average daily first-run attendance, sub-run film rentals are also generally lower than first-run film rentals. Sub-runs enable the Company to exhibit a variety of motion pictures during periods in which there are few new film releases.

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

     The Company negotiates prices for its concessions supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates.

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

     Annual domestic theatre attendance has averaged approximately one billion persons since the early 1960s. In 1997, estimated domestic attendance was 1.4 billion. Fluctuations and variances in year-to-year attendance are primarily related to the overall popularity and supply of motion pictures.

     The theatrical exhibition industry in North America is comprised of over 400 exhibitors, approximately 250 of which operate four or more screens. Based on the May 1, 1997 listing of exhibitors in the NATO 1997-98 Encyclopedia of Exhibition, the ten largest exhibitors (in terms of number of screens) are believed to operate approximately 60% of the total screens, with no one exhibitor operating more than 11% of the total screens.

     The following table represents the results of a survey by NATO for 1992 through 1996, outlining the historical trends in U.S. theatre attendance, average ticket prices and box office sales, and information obtained from the MPAA on attendance and box office revenues for 1997.

                                                                 U.S. Box
                                 Attendance       Average      Office Sales
     Year                        (in millions)  Ticket Price    (in millions)
     -----                       -------------  ------------   ---------------

    1992                             1,173          $4.15         $4,871
    1993                             1,244          $4.14         $5,154
    1994                             1,292          $4.18         $5,396
    1995                             1,263          $4.35         $5,493
    1996                             1,339          $4.41         $5,911
    1997                             1,388          $4.59         $6,366

Competition
     The Company competes against both local and national exhibitors, some of which may have substantially greater financial resources than the Company. There are over 400 companies competing in the domestic theatrical exhibition industry. Industry participants vary substantially in size, from small independent operators to large international chains. Recently, four of the industry's largest companies have announced proposed mergers. The Company has not determined how these mergers will affect competition.

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

     The Company believes that the principal competitive factors with respect to film licensing include licensing terms, seating capacity and location and condition of an exhibitor's theatres. The Company expects that in the long term the addition of new megaplexes will help it obtain more favorable allocation of film product and other licensing terms from distributors than its competitors. However, the earnings of new megaplexes initially may be negatively impacted because of competition from existing theatres that have established relationships with distributors. (See "Film Licensing.") As with other exhibitors, the Company's smaller multiplexes are subject to deteriorating financial performance and to being rendered obsolete through the introduction of new, competing megaplexes by the Company and other exhibitors.

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

     The Company must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA") to the extent that its properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Noncompliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures
to remedy such noncompliance. (See Item 3. "Legal Proceedings.")   The
Company believes that its theatres substantially comply with all present requirements under the ADA and applicable state laws.

     As the Company expands internationally, it becomes subject to regulation by foreign governments. There are significant differences between the theatrical exhibition industry regulatory environment in the United States and in international markets. Regulatory barriers affecting such matters as the size of theatres, the issuance of licenses and the ownership of land may restrict market entry. Vertical integration of production and exhibition companies in international markets may also have an adverse effect on the Company's ability to license motion pictures for international exhibition. The Company's international operations also face the additional risks of fluctuating currency values. The Company does not hedge against currency risks. Quota systems used by some countries to protect their domestic film industry may adversely affect revenues from theatres that the Company develops in such markets. Such differences in industry structure and regulatory and trade practices may adversely affect the Company's ability to expand internationally or to operate at a profit following such expansion.

Seasonality
     As with other exhibitors, the Company's business is seasonal in nature, with the highest attendance and revenues generally occurring during the summer months and holiday seasons. As a result, the Company sometimes incurs net losses in the first and, less frequently, the fourth fiscal quarters. See Statements of Operations by Quarter (Unaudited) on page 42.

Employees
     As of April 2, 1998, the Company had approximately 1,700 full-time and 11,000 part-time employees. Approximately 19% of the part-time employees were minors paid the minimum wage.

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


Item 2.  Properties.

     Of the Company's 229 theatres and 2,442 screens operated as of April 2, 1998, American Multi-Cinema, Inc. was the owner or lessee of 224 theatres with 2,394 screens, and AMC Entertainment International, Inc. leased one theatre with 13 screens and its subsidiary, Actividades Multi-Cinemas E Espectaculos, LDA, leased one theatre with 20 screens. American Multi-Cinema, Inc. also operated three theatres with 15 screens owned by a third party.

     Of the 229 theatres operated by the Company as of April 2, 1998, 8 theatres with 62 screens were owned, 11 theatres with 101 screens were leased pursuant to ground leases, 207 theatres with 2,264 screens were leased pursuant to building leases and three theatres with 15 screens were managed. The Company's leases generally have terms ranging from 13 to 25 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre's revenue above a base amount and require the Company to pay for property taxes, maintenance, insurance and certain other property-related expenses.

     In some cases, the Company's rights as tenant are subject and subordinate to the mortgage loans of lenders to its lessors, so that if a mortgage were to be foreclosed, the Company could lose its lease.
Historically, this has never occurred.

     The majority of the concessions, projection, seating and other equipment required for each of the Company's theatres is owned.

     The Company leases its corporate headquarters, located in Kansas City, Missouri. Division and film licensing offices are leased in Los Angeles, California; Clearwater, Florida; Voorhees, New Jersey
(Philadelphia); and Woodland Hills, California.


Item 3.  Legal Proceedings.

     From time to time the Company is party to legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

     On June 9, 1998, the Civil Rights Division of the Department of Justice advised the Company that a lawsuit has been authorized against the Company to remedy an alleged pattern or practice of violations of Title III of the ADA at the Company's newly constructed and renovated theatres having stadium-style seating. The threat of litigation followed an investigation of private complaints initially involving two megaplexes, during which the Company voluntarily provided the Department of Justice with information on and access to other theatres. Based on its investigation, the Department of Justice alleges that the Company has violated section 303 of the ADA at newly constructed and renovated theatres by failing to comply with published "Standards for Accessible Design" involving lines of sight and other matters, and is operating theatres in violation of section 302 of the ADA because persons whose disabilities prevent them from climbing stairs are denied access to stadium-style seating.

     On March 5, 1998, in an unrelated action filed in the United States District Court for the District of Arizona, Howard Bell v. AMC 24 Theatre, CIV 98 0390, a private plaintiff alleges that the Company has violated the ADA for not dispersing accessible seating or providing accessible signage at a megaplex theatre located in Phoenix, Arizona. The plaintiff seeks an injunction against continued operation of the theatre in violation of the ADA.


Item 4.  Submission Of Matters to a  Vote of  Security Holders.

     There has been no submission of matters to a vote of security holders during the thirteen weeks ended April 2, 1998.


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     AMC Entertainment Inc. Common Stock is traded on the American and Pacific Stock Exchanges under the symbol AEN. There is no established public trading market for Class B Stock.

     The table below sets forth, for the periods indicated, the high and low closing prices of the Common Stock as reported on the American Stock Exchange composite tape.

                        Fiscal 1998                 Fiscal 1997
                     --------------------       --------------------
                      High         Low            High        Low
First Quarter         $23 3/8     $17 7/8        $33 7/8     $23 1/8
Second Quarter         20 3/4      17 5/8         27 7/8      15 7/8
Third Quarter          23          18 3/4         19 1/2      13 3/4
Fourth Quarter         27 3/4      21 3/4         20 1/4      13 7/8

Stock Ownership
     On May 15, 1998, there were 480 shareholders of record of Common Stock and one shareholder of record (the 1992 Durwood, Inc. Voting Trust dated December 12, 1992) of Class B Stock.

     The Company's Certificate of Incorporation provides that holders of Common Stock and Class B Stock shall receive, pro rata per share, such cash dividends as may be declared from time to time by the Board of Directors. Certain provisions of the Indenture respecting the Company's 9 1/2% Senior Subordinated Notes due 2009 and the Company's $425 million revolving credit facility (the "Credit Facility") restrict the Company's ability to declare or pay dividends on and purchase capital stock. Presently, it is not anticipated that the most restrictive of these provisions, which are set forth in the Credit Facility, will affect the Company's ability to pay dividends in the foreseeable future should it choose to do so. Except for a $1.14 per share dividend declared in connection with a recapitalization that occurred in August 1992, the Company has not declared a dividend on shares of Common Stock or Class B Stock since fiscal 1989. Any payment of cash dividends on Common Stock in the future will be at the discretion of the Board and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board. Currently, the Company does not contemplate declaring or paying any dividends on its Common Stock.


Item 6.  Selected Financial Data.

                                                               Years Ended
(In thousands, except per                April 2,    April 3,   March 28,  March 30,   March 31,
 share and operating data)               1998(1)(4)  1997(1)(4) 1996(1)(4) 1995(1)(4)   1994(1)(4)
                                         --------      ---------  -------- ----------  ----------

Statement of Operations Data
 Total revenues                           $846,795    $749,597   $655,972   $563,344     $586,300
 Total cost of operations                  685,540     580,002    491,358    432,763      446,957
 General and administrative                 54,354      56,647     52,059     41,639       40,559
 Depreciation and amortization              70,117      52,572     42,087     37,913       38,048
 Impairment of long-lived assets            46,998       7,231      1,799          -            -
                                          --------     -------    -------    -------     --------
 Operating income (loss)                  (10,214)      53,145     68,669     51,029       60,736
 Interest expense                           35,679      22,022     28,828     35,908       36,375
 Investment income                           1,090         856      7,052     10,013        1,156
 Minority interest                               -           -          -          -        1,599
 Gain (loss) on disposition of assets        3,704        (84)      (222)      (156)          296
                                          --------     -------    -------    -------     --------
 Earnings (loss) before income taxes
  and extraordinary item                  (41,099)      31,895     46,671     24,978       27,412
 Income tax provision                     (16,600)      12,900     19,300    (9,000)       12,100
                                          --------     -------    -------    -------     --------
Earnings (loss) before
  extraordinary item                      (24,499)      18,995     27,371     33,978       15,312
 Extraordinary item                              -           -   (19,350)          -            -
                                          --------     -------    -------    -------     --------
Net earnings (loss)                      $(24,499)    $ 18,995  $   8,021  $  33,978    $  15,312
                                          ========    ========   ========   ========     ========
 Preferred dividends                         4,846       5,907      7,000      7,000          538
                                          --------     -------    -------    -------     --------
 Net earnings (loss) for common shares   $(29,345)    $ 13,088  $   1,021  $  26,978    $  14,774
                                          ========    ========   ========   ========     ========
 Earnings (loss) per share before
 extraordinary item:
   Basic                                    $(1.59)       $ .75    $ 1.23     $ 1.64         $ .90
   Diluted                                   (1.59)         .74      1.15       1.45           .89
 Earnings (loss) per share:
   Basic                                    $(1.59)       $ .75     $ .06(2)  $ 1.64         $ .90
   Diluted                                   (1.59)         .74       .34       1.45           .89
 Weighted average number of
 shares outstanding:
   Basic                                    18,477      17,489     16,513     16,456       16,365
   Diluted                                  18,477      17,784     23,741     23,489       16,521
Balance Sheet Data (at period end)
 Cash, equivalents and investments      $    9,881    $ 24,715   $ 10,795   $140,377    $ 151,469
 Total assets                              795,780     719,055    483,458    522,154      501,276
 Total debt (including capital
 lease obligations)                        403,612     373,724    188,172    267,504      268,188
 Stockholders' equity                      139,455     170,012    158,918    157,388      130,404
Other Financial Data
 EBITDA (as adjusted)(3)                  $106,901    $112,948   $112,555   $ 88,942     $ 98,784
 Capital expenditures                      389,217     253,380    120,796     56,403       10,651
 Proceeds from sale/leasebacks             283,800           -          -          -            -
Operating Data (at period end)
 Number of megaplexes operated                  44          19          5          -            -
 Number of megaplex screens operated           987         379         98          -            -
 Number of multiplexes operated                185         209        221        232          236
 Number of multiplex screens operated        1,455       1,578      1,621      1,630        1,603
 Screens per theatre circuit wide             10.7         8.6        7.6        7.0          6.8

(1) Fiscal 1997 consists of 53 weeks. All other fiscal years have 52 weeks.

(2) Fiscal 1996 includes a $19,350 extraordinary loss equal to $1.17 per common share.

(3) Represents net earnings (loss) plus interest, income taxes, depreciation and amortization and adjusted for impairment losses, gain
     (loss) on disposition of assets, equity in earnings of unconsolidated affiliates and extraordinary item. Management of the Company has included EBITDA because it believes that EBITDA provides lenders and stockholders additional information for estimating the Company's value and evaluating its ability to service debt. Management of the Company believes that EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to operating income (as determined in accordance with GAAP). EBITDA as determined by the Company may not be comparable to EBITDA as reported by other companies. In addition, EBITDA is not intended to represent cash flow (as determined in accordance with GAAP) and does not represent the measure of cash available for discretionary uses.

(4) There were no cash dividends declared on Common Stock during the last five fiscal years.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report contains certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include words or phrases such as the Company or its management "believes," "expects," "anticipates," "intends", "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the expectations of the Company include, among others: (i) the Company's ability to enter into various financing programs; (ii) the performance of films licensed by the Company; (iii) competition; (iv) construction delays; (v) the ability to open new theatres and screens as currently planned; (vi) general economic conditions, including adverse changes in inflation and prevailing interest rates; (vii) demographic changes; (viii) increases in the demand for real estate; and (ix) changes in real estate, zoning and tax laws. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

OPERATING RESULTS

YEARS (52/53 WEEKS) ENDED APRIL 2, 1998 AND APRIL 3, 1997

                                     52 Weeks Ended  53 Weeks Ended
                                       April 2,      April 3,
(Dollars in thousands)                  1998           1997      % Change
--------------------------------------------------------------------------

Revenues
 Domestic
 Admissions                            $530,653     $479,629       10.6%
 Concessions                            251,025      222,945       12.6
 Other                                   16,052        15,763       1.8
                                        ----------------------------------
                                        797,730      718,337       11.1
 International
 Admissions                              22,918       13,322       72.0
 Concessions                              4,992        2,222        *
 Other                                       59            49      20.4
                                        ----------------------------------
                                         27,969        15,593      79.4
 On-screen advertising and other          21,096       15,667      34.7
                                        ----------------------------------
             Total revenues            $846,795      $749,597       13.0%
                                        ==================================
Cost of Operations
 Domestic
  Film exhibition costs                $287,516      $251,090      14.5%
  Concession costs                       40,109       36,045       11.3
 Rent                                   100,928       75,116       34.4
  Other                                 215,656       186,945      15.4
                                        ----------------------------------
                                        644,209      549,196       17.3
 International
 Film exhibition costs                   12,410        7,719       60.8
 Concession costs                         1,953          703        *
 Rent                                     5,791        4,945       17.1
 Other                                    5,844        5,377        8.7
                                        ----------------------------------
                                         25,998       18,744       38.7
 On-screen advertising and other         15,333       12,062       27.1
                                        ---------------------------------
    Total cost of operations           $685,540     $580,002       18.2%
                                        ==================================

* Percentage change in excess of 100%.

                                       52 Weeks Ended53 Weeks Ended
                                         April 2,      April 3,
(Dollars in thousands)                     1998            1997   % Change
--------------------------------------------------------------------------
General and Administrative
 Corporate and domestic                $  42,636     $  45,558       (6.4)%
 International                             6,879         6,864         .2
 On-screen advertising and other           4,839          4,225      14.5
                                        ----------------------------------
  Total general and administrative     $  54,354      $  56,647      (4.0)%
                                        ==================================
Depreciation and Amortization
 Corporate and domestic                $  65,168     $  49,392       31.9%
 International                             2,534         1,436       76.5
 On-screen advertising and other           2,415          1,744      38.5
                                        ----------------------------------
  Total depreciation and
   amortization                        $  70,117      $  52,572      33.4%
                                        ==================================

* Percentage change in excess of 100%.

     Revenues. Total revenues increased 13.0%, or $97,198,000, during the year (52 weeks) ended April 2, 1998 compared to the year (53 weeks) ended April 3, 1997.

     Total domestic revenues increased 11.1%, or $79,393,000, from the prior year. Admissions revenues increased 10.6%, or $51,024,000, due to a 5.4% increase in attendance, which contributed $25,960,000 of the increase, and a 5.0% increase in average ticket prices, which contributed $25,064,000 of the increase. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 23 new megaplexes with 564 screens since April 3, 1997, offset by a 4.7% decrease in attendance at comparable megaplexes (theatres opened before fiscal 1997). Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 11.9% decrease in attendance at comparable multiplexes and the closure or sale of 23 multiplexes with 123 screens since fiscal 1997. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 12.6%, or $28,080,000, due to a 6.8% increase in average concessions per patron, which contributed $16,013,000 of the increase, and the increase in total attendance, which contributed $12,067,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     Total international revenues increased 79.4%, or $12,376,000, from the prior year. Admissions revenues increased 72.0%, or $9,596,000, due to an increase in attendance, offset by a decrease in average ticket prices. Attendance increased as a result of the opening of the Arrabida 20 in Portugal during December of fiscal 1997 and improved attendance at the Canal City 13 in Japan. Concessions revenues increased $2,770,000 due to the increase in total attendance, offset by a decrease in average concessions per patron. The decrease in average ticket prices and concessions per patron was due to the lower ticket and concessions prices at the theatre in Portugal compared to the theatre in Japan.
International revenues were also impacted by the strengthening of the U.S. dollar relative to the Japanese yen.

     On-screen advertising and other revenues increased 34.7%, or $5,429,000, from the prior year due to an increase in the number of screens served, a result of an expansion program, and a change in the number of periods included in the results of operations from the Company's on-screen advertising business.

     Cost of Operations. Total cost of operations increased 18.2%, or $105,538,000, during the year (52 weeks) ended April 2, 1998 compared to the year (53 weeks) ended April 3, 1997.

     Total domestic cost of operations increased 17.3%, or $95,013,000, from the prior year. Film exhibition costs increased 14.5%, or $36,426,000, due to higher attendance, which contributed $26,712,000 of the increase, and an increase in the percentage of admissions paid to film distributors, which contributed $9,714,000 of the increase. As a percentage of admissions revenues, film exhibition costs was 54.2% in the current year compared with 52.4% in the prior year. This increase occurred because more popular films released during fiscal 1998 were licensed from distributors that generally have higher film rental terms and because of the concentration of attendance in the early weeks of several films released during the year, which typically results in higher film exhibition costs. The 11.3%, or $4,064,000, increase in concession costs was attributable to the increase in concessions revenues. As a percentage of concessions revenues, concession costs was 16.0% in the current year compared with 16.2% in the prior year. Rent expense increased 34.4%, or $25,812,000, due to the higher number of screens in operation, the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes, and the sale and lease back during the year of the real estate assets associated with 13 megaplexes, including seven theatres opened during fiscal 1998, to EPT, a real estate investment trust (the "Sale and Lease Back Transaction"). Other cost of operations increased 15.4%, or $28,711,000, from the prior year due to the higher number of screens in operation and higher expenses associated with the Company's theatre management development program.

     Total international cost of operations increased 38.7%, or $7,254,000, from the prior year. Film exhibition costs increased 60.8%, or $4,691,000, due to higher attendance, offset by a decrease in the percentage of admissions paid to film distributors. The $1,250,000 increase in concession costs was primarily attributable to the increase in concessions revenues. Rent expense increased 17.1%, or $846,000, and other cost of operations increased 8.7%, or $467,000, from the prior year due primarily to the full year of operations of the Arrabida 20, which opened in December of fiscal 1997. International expenses were also impacted by the strengthening of the U.S. dollar relative to the Japanese yen.

     On-screen advertising and other cost of operations increased 27.1%, or $3,271,000, as a result of the higher number of screens served and a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

     General and Administrative. General and administrative expenses decreased 4.0%, or $2,293,000, during the year (52 weeks) ended April 2, 1998.

     Corporate and domestic general and administrative expenses decreased 6.4%, or $2,922,000, due primarily to decreases in costs associated with the Company's development of theatres and the reversal of $1,358,000 of compensation expense recognized in prior years for performance stock awards which were not earned at the end of the three-year performance period ended April 2, 1998. These decreases were partially offset by increases in payroll and related costs and professional and consulting expenses.

     International general and administrative expenses increased .2%, or $15,000, and on-screen advertising and other general and administrative expenses increased 14.5%, or $614,000. The increase in on-screen advertising and other resulted from an increase in costs to support the expansion program at the Company's on-screen advertising business.

     Depreciation and Amortization. Depreciation and amortization increased 33.4%, or $17,545,000, during the year (52 weeks) ended April 2, 1998. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan, which was partially offset by lower depreciation and amortization as a result of the reduced carrying
amounts of impaired multiplex assets.   The reduced carrying amount of the
impaired assets from fiscal 1998 will result in reduced depreciation and amortization in future periods. For fiscal 1998, depreciation and amortization was reduced by approximately $10,500,000.

     Impairment of Long-lived Assets. During the second quarter of the current year, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.50 per share) on 59 multiplexes with 412 screens in 14 states (primarily California, Texas, Missouri, Arizona and Florida) including a loss of $523,000 associated with 10 theatres that were included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

     The summer of 1997 was the first summer film season, generally the highest grossing period for the film industry, that a significant number of megaplexes of the Company and its competitors were operating (the first megaplex, Grand 24, was opened by the Company in May 1995). During this period, the financial results of certain multiplexes of the Company were significantly less than anticipated at the beginning of fiscal 1998 due primarily to competition from the newer megaplexes. The Company is evaluating its future plans for many of its multiplexes, which may include selling theatres, subleasing properties to other exhibitors or for other uses, retrofitting certain theatres to the standards of a megaplex or closing theatres and terminating the leases. Any or all of these options could result in a significant impact to results of operations and financial position. During fiscal 1998, the Company closed or sold 23 multiplexes with 123 screens.

     During the year (53 weeks) ended April 3, 1997, the Company recognized a non-cash impairment loss of $7,231,000 ($4,266,000 after tax, or $.24 per share) on 18 multiplexes with 82 screens in nine states (primarily Michigan, Pennsylvania, California, Florida and Virginia).

     Interest Expense. Interest expense increased 62.0%, or $13,657,000, during the year (52 weeks) ended April 2, 1998 compared to the prior year. The increase in interest expense resulted primarily from an increase in average outstanding borrowings related to the Company's expansion plan and higher average interest rates as a result of the issuance of $200,000,000 of 9 1/2% Senior Subordinated Notes on March 19, 1997.

     Gain on Disposition of Assets. Gain on disposition of assets increased $3,788,000 during the year (52 weeks) ended April 2, 1998 primarily from the sale of three of the Company's multiplexes during the current year.

     Income Tax Provision. The provision for income taxes decreased $29,500,000 to a benefit of $16,600,000 during the current year from an expense of $12,900,000 in the prior year. The effective tax rate was 40.4% for the current and the prior year.

     Net Earnings.  Net earnings
decreased $43,494,000 during the year (52 weeks) ended April 2, 1998 to a
loss of $24,499,000 from earnings of $18,995,000 in the prior year.   Net
loss per common share, after deducting preferred dividends, was $1.59 compared to earnings of $.75 in the prior year.


YEARS (53/52 WEEKS) ENDED APRIL 3, 1997 AND MARCH 28, 1996

                                    53 Weeks Ended 52 Weeks Ended
                                         April 3,    March 28,
(Dollars in thousands)                     1997          1996     % Change
--------------------------------------------------------------------------

Revenues
 Domestic
  Admissions                           $479,629      $431,361      11.2%
  Concessions                           222,945       196,645      13.4
  Other                                  15,763        15,096       4.4
                                        ---------------------------------
                                        718,337       643,102      11.7
 International
  Admissions                             13,322             -       -
  Concessions                             2,222             -       -
  Other                                      49             -       -
                                        ---------------------------------
                                         15,593             -        -
 On-screen advertising and other         15,667        12,870      21.7
                                        ---------------------------------
     Total revenues                    $749,597      $655,972      14.3%
                                        =================================
Cost of Operations
 Domestic
  Film exhibition costs                $251,090      $227,780      10.2%
  Concession costs                       36,045        30,417      18.5
  Rent                                   75,116        64,813      15.9
  Other                                 186,945       159,406      17.3
                                        ---------------------------------
                                        549,196       482,416      13.8
 International
  Film exhibition costs                   7,719             -       -
  Concession costs                          703             -       -
  Rent                                    4,945             -       -
  Other                                   5,377             -       -
                                        ---------------------------------
                                         18,744             -      -
 On-screen advertising and other         12,062         8,942      34.9
                                        ---------------------------------
  Total cost of operations              $580,002     $491,358      18.0%
                                        =================================

General and Administrative
  Corporate and domestic                $45,558       $44,200       3.1%
  International                           6,864         4,550      50.9
  On-screen advertising and other         4,225         3,309      27.7
                                        ---------------------------------
   Total general and administrative     $56,647       $52,059      8.8%
                                        =================================
Depreciation and Amortization
 Corporate and domestic                 $49,392       $40,751      21.2%
 International                            1,436             -       -
 On-screen advertising and other          1,744         1,336      30.5
                                        ---------------------------------
  Total depreciation and amortization    $52,572      $42,087      24.9%
                                         ================================


     Revenues. Total revenues increased 14.3%, or $93,625,000, during the year (53 weeks) ended April 3, 1997 compared to the year (52 weeks) ended March 28, 1996.

     Total domestic revenues increased 11.7%, or $75,235,000, from the prior year. Admissions revenues increased 11.2%, or $48,268,000, due to a 6.4% increase in attendance, which contributed $27,658,000 of the increase, and a 4.7% increase in average ticket prices, which contributed $20,610,000 of the increase. The increase in attendance was due primarily to the Company's megaplexes. Attendance at megaplexes increased as a result of the addition of 12 new megaplexes with 248 screens since March 28, 1996 and from the operation for a full fiscal year of the five megaplexes with 98 screens that were opened in fiscal 1996. The increase in attendance from megaplexes was partially offset by a decrease in attendance at multiplexes and the closure or sale of 15 multiplexes with 76 screens. Attendance at multiplexes decreased as a result of competitive factors, including competition from the Company's megaplexes. Also, during the first nine months of the fiscal year, attendance at all theatres was impacted by film product from the Company's key suppliers which did not deliver the results achieved in the prior fiscal year. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's theatre circuit, which yield
higher average ticket prices than multiplexes.   Concessions revenues
increased 13.4%, or $26,300,000, due to a 6.9% increase in average concessions per patron, which contributed $13,692,000 of the increase, and the increase in total attendance, which contributed $12,608,000 of the increase. The increase in average concessions per patron was attributable to the introduction of new concessions products and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     Total international revenues consists of admissions and concessions revenues from the Company's two international theatres, the Canal City 13 located in Fukuoka, Japan and the Arrabida 20 located in Porto, Portugal, which opened during the first and third quarters of fiscal 1997, respectively. Admissions and concessions revenues accounted for 85% and 14% of total international revenues, respectively. The Company's initial attendance at the Canal City 13 was negatively impacted by film distributors in Japan who restricted the Company's ability to obtain film product until approximately two weeks after its competitors had received it. This delay in releasing films to the Company has generally been eliminated.

     On-screen advertising and other revenues increased 21.7%, or $2,797,000, due to an increase in the number of screens served by the Company's on-screen advertising business, a result of an expansion program.

     Cost of Operations. Total cost of operations increased 18.0%, or $88,644,000, during the year (53 weeks) ended April 3, 1997 compared to the year (52 weeks) ended March 28, 1996.

     Total domestic cost of operations increased 13.8%, or $66,780,000, from the prior year. Film exhibition costs increased 10.2%, or $23,310,000, due to higher attendance, which contributed $25,488,000 of the increase, offset by a decrease in the percentage of admissions paid to film distributors of $2,178,000. As a percentage of admissions revenues, film exhibition costs was 52.4% in the current year compared with 52.8% in the prior year. The 18.5%, or $5,628,000, increase in concession costs was attributable to the increase in concessions revenues. As a percentage of concessions revenues, concession costs increased from 15.5% to 16.2% due primarily to increases in raw popcorn costs and lower margins on new concessions products. Rent expense increased 15.9%, or $10,303,000, due to the higher number of screens in operation. Other cost of operations increased 17.3%, or $27,539,000, from the prior year due to the higher number of screens in operation, $1,825,000 of advertising expenses associated with the opening of new theatres and higher expenses associated with the Company's theatre management development program.

     Total international cost of operations consists of expenses associated with the Company's new theatres in Japan and Portugal. As a percentage of admissions revenues, film exhibition costs was 57.9%, primarily because film rentals in Japan are generally higher than those domestically. Concession costs were 31.6% of concessions revenues due to the high procurement costs of concessions products sourced from the United States. As a percentage of total revenues, rent expense was 31.7% as a result of low initial attendance and admissions revenues and higher real estate costs in Japan.

     On-screen advertising and other cost of operations increased 34.9%, or $3,120,000, as a result of the higher number of screens served and related start-up expenses.

     General and Administrative. General and administrative expenses increased 8.8%, or $4,588,000, during the year (53 weeks) ended April 3, 1997.

     Corporate and domestic general and administrative expenses increased 3.1%, or $1,358,000, due primarily to increases in costs associated with the Company's development of theatres and increased pension and retirement expenses of $1,992,000. These increases were partially offset by a decrease of $3,500,000 in the current year's bonus expense and severance payments of $967,000 for two former executive officers made during the prior year.

     International general and administrative expenses increased 50.9%, or $2,314,000, due primarily to increases in costs associated with the Company's development of new theatres and other expenses to support the Company's international operations and expansion plan.

     General and administrative expenses associated with on-screen advertising and other increased 27.7%, or $916,000, due primarily to an increase in payroll and related costs to support the expansion program at the Company's on-screen advertising business.

     Depreciation and Amortization. Depreciation and amortization increased 24.9%, or $10,485,000, during the year (53 weeks) ended April 3, 1997. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan.

     Impairment of Long-lived Assets. During the year (53 weeks) ended April 3, 1997, the Company recognized a non-cash impairment loss of $7,231,000 ($4,266,000 after tax, or $.24 per share) on 18 multiplexes with 82 screens in nine states (primarily Michigan, Pennsylvania, California, Florida and Virginia) due to expected declines in future cash flows resulting primarily from competition from newer megaplexes. During the year (52 weeks) ended March 28, 1996, the Company recognized a non-cash impairment loss of $1,799,000 ($1,061,000 after tax, or $.06 per share) on four multiplexes with 21 screens in Arizona, Florida and California in connection with the adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

     Interest Expense. Interest expense decreased 23.6%, or $6,806,000, during the year (53 weeks) ended April 3, 1997 compared to the prior year. The decrease in interest expense resulted from lower rates under the Company's Credit Facility, which was partially offset by an increase in average outstanding borrowings related to the Company's expansion plan.

     Investment Income. Investment income decreased 87.9%, or $6,196,000, during the year (53 weeks) ended April 3, 1997 due to a decrease in outstanding cash and investments compared to the prior year. Cash and investments decreased as a result of the Company's redemption of substantially all of its 11 7/8% Senior Notes due 2000 (the "Senior Notes") and 12 5/8% Senior Subordinated Notes due 2002 (the "12 5/8% Senior Subordinated Notes") on December 28, 1995.

     Net Earnings. Net earnings before extraordinary item decreased $8,376,000 during the year (53 weeks) ended April 3, 1997 to $18,995,000 from $27,371,000 in the prior year. Net earnings for the period were $18,995,000 compared to $8,021,000 in the prior year, which included an extraordinary item (a loss of $19,350,000, or $1.17 per share, in connection with the early extinguishment of debt). Net earnings before extraordinary item per common share, after deducting preferred dividends, was $.75 compared to $1.23 in the prior year. Net earnings per common share, after deducting preferred dividends, was $.75 compared to $.06 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful.
Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $90,799,000, $109,339,000 and $96,140,000 in fiscal years 1998, 1997 and 1996, respectively.

     The Company is currently expanding its domestic theatre circuit and entering select international markets. During fiscal 1998, the Company opened 23 megaplexes with 564 screens and one multiplex with six screens and expanded three existing multiplexes by 38 screens. In addition, the Company closed or sold 23 multiplexes with 123 screens resulting in a circuit total of 44 megaplexes with 987 screens and 185 multiplexes with 1,455 screens as of April 2, 1998. The Company plans to continue this expansion by opening approximately 350 screens, including 95 in international markets, in 16 megaplexes during fiscal 1999.

     The costs of constructing new theatres are funded by the Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. Historically, the Company has owned and paid for the equipment necessary to fixture a theatre; however, it is considering other methods of providing for its equipment needs, including operating leases. During fiscal 1998, 17 new theatres and 412 screens were leased from developers and seven new theatres with 182 screens were constructed by the Company and then sold and leased back. As of April 2, 1998, the Company had construction in progress and reimbursable construction advances (amounts due from developers on leased theatres) of $65,914,000 and $58,488,000, respectively. The Company had 13 megaplexes with 283 screens under construction on April 2, 1998.

     During fiscal 1998, the Company had capital expenditures of $389,217,000 and estimates that total capital expenditures for 1999 will aggregate approximately $280 million. Included in these amounts are assets which the Company has placed or may place into sale and leaseback or other comparable financing programs, which will have the effect of reducing the Company's net cash outlays. During fiscal 1998, the Company received $283,800,000 from such programs.

     The Company's Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of
 .1875% to .375% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. As of April 2, 1998, the Company had outstanding borrowings of $150,000,000 under the Credit Facility at an average interest rate of 6.2% per annum, and approximately $245,000,000 was available for borrowing under the Credit Facility.

     Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of April 2, 1998, the Company was in compliance with all financial covenants relating to the Credit Facility.

     On March 19, 1997, the Company sold $200 million of 9 1/2% Senior
Subordinated Notes due 2009 (the "Notes").   The Indenture to the Notes
contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes attain "investment grade status" (as defined in the Indenture), the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of April 2, 1998, the Company was in compliance with all financial covenants relating to the Notes.

     On November 14, 1997, the Company completed the redemption of $617,000 of its outstanding Senior Notes and $4,904,000 of its outstanding 12 5/8% Senior Subordinated Notes.

     During fiscal 1998, the Company sold the real estate assets associated with 13 megaplex theatres, including seven theatres opened during fiscal 1998, to EPT for an aggregate purchase price of $283,800,000. Proceeds from the Sale and Lease Back Transaction were
applied to reduce indebtedness under the Company's Credit Facility.   The
Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years.

     The Company has granted an option to EPT to acquire a theatre under construction for the cost to the Company of developing and constructing such property. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any megaplex theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. As of April 2, 1998, the Company had one megaplex under construction that would be subject to EPT's right of first refusal and first offer to purchase should the Company seek to dispose of such megaplex. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

     The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and lease back transactions and the unused commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next twelve months. The Company may require additional financing after fiscal 1999 to continue its expansion program.

     During the year (52 weeks) ended April 2, 1998, various holders of the Company's $1.75 Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted 1,503,269 shares into 2,591,614 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. Convertible Preferred Stock dividend payments decreased 15.5%, or $929,000, to $5,064,000 for the year (52 weeks) ended April 2, 1998 from $5,993,000 in the prior year as a result of the conversions.

     Subsequent to April 2, 1998, various holders of the Company's Convertible Preferred Stock converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends.

Year 2000

     The Company has performed a review of its computer applications related to their continuing functionality for the year 2000 and beyond. Certain of the Company's existing systems have been upgraded and the Company expects that its remaining systems will be upgraded through modification or replacement by the end of fiscal 1999. As a result, the Company does not believe that it has material exposure to the year 2000 issue with respect to its own computer applications. The Company does not expect that the cost of the modifications will cause reported financial information not to be indicative of future operating results or financial condition. The year 2000 issue may impact the operations of the Company indirectly by affecting the operations of its suppliers, business partners, customers and other parties that provide significant services to the Company. The Company expects to complete during fiscal 1999 a review of potential year 2000 issues with these parties. The Company is currently unable to predict the extent that the year 2000 will have on these parties and, consequently, the Company.

Impact of Inflation

     Historically, the principal impact of inflation and changing prices upon the Company has been to increase the costs of the construction of new theatres, the purchase of theatre equipment and the utility and labor costs incurred in connection with continuing theatre operations. Film exhibition costs, the largest cost of operations of the Company, is customarily paid as a percentage of admissions revenues and hence, while the film exhibition costs may increase on an absolute basis, the percentage of admissions revenues represented by such expense is not directly affected by inflation. Except as set forth above, inflation and changing prices have not had a significant impact on the Company's total revenues and results of operations.

New Accounting Pronouncements

     During fiscal 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information and Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires new disclosures of segment information in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 132 requires disclosures about pension and other postretirement benefit plans in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. These statements will become effective for the Company in fiscal 1999.
Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows.

     During fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company currently capitalizes such costs and amortizes them over a two-year period. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt this statement in fiscal 2000, which will result in a cumulative effect adjustment to the Company's results of operations and
financial position based on balances as of April 1, 1999.   Had the
Company adopted SOP 98-5 at the beginning of fiscal 1999, such adjustment would have been approximately $10.6 million, before taxes.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.


Item 8.  Financial Statements And Supplementary Data.

RESPONSIBILITY FOR PREPARATION
OF FINANCIAL STATEMENTS
AMC Entertainment Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT INC.

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

The Company has a formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance to measure its effectiveness and recommends possible improvements. In addition, as part of their audit of the consolidated financial statements, the Company's independent accountants review and test the internal accounting controls on a selected basis to establish a basis of reliance in determining the nature, extent and timing of audit tests to be applied.

The Board of Directors oversees financial reporting and internal accounting control through its Audit Committee. This committee meets (jointly and separately) with the independent accountants, management and internal auditors to monitor the proper discharge of responsibilities relative to internal accounting controls and consolidated financial statements.




/s/ Peter C.  Brown
Co-Chairman of the Board,
President and Chief Financial Officer






REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMC ENTERTAINMENT INC. KANSAS CITY, MISSOURI

We have audited the accompanying consolidated balance sheets of AMC Entertainment Inc. and subsidiaries as of April 2, 1998 and April 3, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year (52 weeks) ended April 2, 1998, the year (53 weeks) ended April 3, 1997 and the year (52 weeks) ended March 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMC Entertainment Inc. and subsidiaries as of April 2, 1998 and April 3, 1997, and the consolidated results of their operations and their cash flows for the year (52 weeks) ended April 2, 1998, the year (53 weeks) ended April 3, 1997 and the year (52 weeks) ended March 28, 1996, in conformity with generally accepted accounting principles.



/s/  COOPERS & LYBRAND L.L.P.
Kansas City, Missouri
May 1, 1998




                          AMC ENTERTAINMENT INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                              52 Weeks Ended  53 Weeks Ended52 Weeks Ended
                                 April 2,        April 3,      March 28,
                                     1998          1997           1996
                               -------------------------------------------

Revenues
 Admissions                          $553,571     $492,951    $431,361
 Concessions                          256,017      225,167     196,645
 Other                                 37,207       31,479      27,966
                                     ----------------------------------
  Total revenues                      846,795      749,597     655,972
Expenses
 Film exhibition costs                299,926      258,809     227,780
 Concession costs                      42,062       36,748      30,417
 Other                                343,552      284,445     233,161
                                     ----------------------------------
  Total cost of operations            685,540      580,002     491,358

 General and administrative            54,354       56,647      52,059
 Depreciation and amortization         70,117       52,572      42,087
 Impairment of long-lived assets       46,998        7,231       1,799
                                     ----------------------------------
  Total expenses                      857,009      696,452     587,303
                                     ----------------------------------
  Operating income (loss)            (10,214)       53,145      68,669

Other expense (income)
  Interest expense
  Corporate borrowings                 26,353       12,016      18,099
 Capital lease obligations              9,326       10,006      10,729
  Investment income                   (1,090)        (856)     (7,052)
  Loss (gain) on disposition
   of assets                          (3,704)           84         222
                                     ----------------------------------
Earnings (loss) before income
 taxes and extraordinary item        (41,099)       31,895      46,671
Income tax provision                 (16,600)       12,900      19,300
                                     ----------------------------------
Earnings (loss) before
 extraordinary item                  (24,499)       18,995      27,371
Extraordinary item -
 Loss on extinguishment of debt
 (net of income tax benefit
 of $13,400)                                -            -    (19,350)
                                     ----------------------------------
Net earnings (loss)                  $(24,499)    $ 18,995     $ 8,021
                                     ==================================
Preferred dividends                     4,846        5,907       7,000
                                     ----------------------------------
Net earnings (loss) for
 common shares                       $(29,345)    $ 13,088     $ 1,021
                                     ==================================
Earnings (loss) per share
 before extraordinary item:
 Basic                                  $(1.59)       $ .75      $ 1.23
                                     ==================================
 Diluted                                $(1.59)       $ .74      $ 1.15
                                     ==================================
Earnings (loss) per share:
 Basic                                  $(1.59)       $ .75       $ .06
                                     ==================================
Diluted                                 $(1.59)       $ .74       $ .34
                                     ==================================

See Notes to Consolidated Financial Statements.

                          AMC ENTERTAINMENT INC.
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                                     April 2,   April 3,
                                                     1998       1997
                                                     -------------------

ASSETS
Current assets:
 Cash and equivalents                                $  9,881  $ 24,715
 Receivables, net of allowance
  for doubtful accounts of $706
  as of April 2, 1998 and $704 as of April 3, 1997     13,540     9,837
 Reimbursable construction advances                    58,488    33,193
 Other current assets                                  25,736    16,769
                                                     -------------------
  Total current assets                                107,645    84,514
Property, net                                         562,158   543,058
Intangible assets, net                                 22,066    28,679
Other long-term assets                                103,911    62,804
                                                     -------------------
  Total assets                                       $795,780  $719,055
                                                     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $ 72,633  $ 61,876
 Construction payables                                 24,588    26,491
 Accrued expenses and other liabilities                72,598    43,301
 Current maturities of corporate
 borrowings and capital lease obligations               4,017     3,441
                                                     -------------------
  Total current liabilities                           173,836   135,109
Corporate borrowings                                  348,990   315,046
Capital lease obligations                              50,605    55,237
Other long-term liabilities                            82,894    43,651
                                                     -------------------
  Total liabilities                                   656,325   549,043
Commitments and contingencies
Stockholders' equity:
  $1.75 Cumulative Convertible Preferred
    Stock, 66 2/3 par value; 1,800,331 and
    3,303,600 shares issued and outstanding
    as of April 2, 1998 and April 3, 1997,
    respectively (aggregate liquidation preference
    of $45,008 and $82,590 as
    of April 2, 1998 and April 3, 1997,
     respectively)                                     1,200     2,202
  Common Stock, 66 2/3 par value;
    15,376,821and 6,604,469 shares
    issued as of April 2, 1998 and
    April 3, 1997, respectively                        10,251     4,403
  Convertible Class B Stock, 66 2/3
    par value; 5,015,657 and 11,157,000 shares
    issued and outstanding as of
    April 2, 1998 and April 3, 1997, respectively       3,344     7,438
  Additional paid-in capital                          107,676   107,781
  Foreign currency translation adjustment             (3,689)   (2,048)
  Retained earnings                                    21,042    50,605
                                                     ------------------
                                                      139,824   170,381
  Less - Common Stock in treasury, at cost,
   20,500 shares as of
   April 2, 1998 and April 3, 1997                        369       369
                                                     ------------------
  Total stockholders' equity                          139,455   170,012
                                                     ------------------
  Total liabilities and stockholders' equity         $795,780  $719,055
                                                     ===================

See Notes to Consolidated Financial Statements.
                                    25

                             AMC ENTERTAINMENT INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except per share data)

                                                   52 Weeks Ended   53 Weeks Ended  52 Weeks Ended
                                                         April 2,       April 3,       March 28,
                                                          1998            1997           1996
                                                     -------------  --------------  --------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:


   Net earnings (loss)                                  $(24,499)         $ 18,995      $ 8,021
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
    Impairment of long-lived assets                        46,998            7,231        1,799
    Depreciation and amortization                          70,117           52,572       42,087
    Deferred income taxes                                (37,325)          (2,476)      (1,328)
    Extraordinary item                                          -                -       19,350
    Loss (gain) on disposition of long-term assets        (3,704)               84          222
    Change in assets and liabilities:
      Receivables                                         (3,703)          (1,451)      (1,537)
      Other current assets                                (4,835)            1,578       10,167
      Accounts payable                                      6,066           16,751        6,751
      Accrued expenses and other liabilities               42,231           13,283        7,640
    Other, net                                              (547)            2,772        2,968
                                                     ------------------------------------------
----------------
  Net cash provided by operating activities                90,799          109,339       96,140
                                                     -------------------------------------------
----------------
Cash flows from investing activities:
  Capital expenditures                                  (389,217)        (253,380)    (120,796)
  Proceeds from sale/leasebacks                           283,800                -            -
  Investments in real estate                              (4,349)          (7,692)            -
  Purchases of available for sale investments                   -                -    (424,134)
  Proceeds from maturities of available
   for sale investments                                         -                -      493,278
  Proceeds from disposition of long-term assets            18,111           15,054        2,243
Net change in reimbursable
  construction advances                                   (25,295)         (21,076)     (10,394)
Other, net                                                (16,264)         (16,823)      (7,045)
                                                     ------------------------------------------
Net cash used in investing
 activities                                              (133,214)        (283,917)     (66,848)
                                                     -------------------------------------------
Cash flows from financing activities:
Net borrowings (repayments)
 under Credit Facility                                     40,000          (10,000)     120,000
Proceeds from issuance of 91/2%
 Senior Subordinated Notes                                      -          198,938            -
Principal payments under capital lease
 obligations and other                                     (3,385)          (2,835)      (2,859)
Repurchase of 11 7/8% Senior and 12 5/8%
  Senior Subordinated Notes                                (5,817)               -     (220,734)
Cash overdrafts                                             4,691          (11,673)      22,848
  Change in construction payables                         (1,903)           24,735          707
Proceeds from exercise of
options on Common Stock                                       647              140          878
  Dividends paid on $1.75 Preferred Stock                  (5,064)          (5,993)      (7,000)
  Other, net                                               (1,466)          (4,595)      (3,570)
                                                     -------------------------------------------
Net cash provided by (used in)
   financing activities                                    27,703          188,717      (89,730)
                                                     -------------------------------------------
  Effect of exchange rate changes
   on cash and equivalents                                  (122)            (219)            -
                                                     -------------------------------------------
Net increase (decrease) in cash and equivalents          (14,834)           13,920    (60,438)
Cash and equivalents at beginning of year                  24,715           10,795      71,233
                                                     -------------------------------------------
Cash and equivalents at end of year                     $   9,881         $ 24,715    $ 10,795
                                                     ===========================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amounts capitalized
    of  $8,264, $3,344 and $3,003)                      $  42,901          $24,188     $34,775
  Income taxes, net                                        22,287            6,285       9,787
See Notes to Consolidated Financial Statements.
                                       26

                             AMC ENTERTAINMENT INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share and per share data)

                                                   $1.75 Cumulative
                                                      Convertible
                                                     Preferred Stock
Common Stock
                                                  Shares       Amount   Shares       Amount
----------------------------------------------------------------------------------------------

Balance, March 31, 1995                        4,000,000      $2,667    5,306,380     $3,538
  Net earnings                                         -           -            -          -
  Exercise of options on Common Stock                  -           -       82,500         55
  Dividends declared: $1.75 Preferred Stock            -           -            -          -
  Acquisition of Common Stock in Treasury              -           -            -          -
                                               ------------------------------------------------
Balance, March 28, 1996                        4,000,000       2,667    5,388,880      3,593
  Net earnings                                         -           -            -          -
  Exercise of options on Common Stock                  -           -       15,000         10
  $1.75 Preferred Stock conversions            (696,400)       (465)    1,200,589        800
  Dividends declared: $1.75 Preferred Stock            -           -            -          -
  Foreign currency translation adjustment              -           -            -          -
                                               ------------------------------------------------
Balance, April 3, 1997                         3,303,600       2,202    6,604,469      4,403
  Net loss                                             -           -            -          -
  Exercise of options on Common Stock                  -           -       39,400         26
  $1.75 Preferred Stock conversions          (1,503,269)     (1,002)    2,591,614      1,728
  Dividends declared:  $1.75 Preferred Stock           -           -            -          -
  Cancellation of Common and
   Class B Stock owned by Durwood, Inc.                -           -  (2,641,951)     (1,762)
  Issuance of Common and Class B Stock                 -           -    8,783,289      5,856
  Foreign currency translation adjustment              -           -            -          -
                                               ------------------------------------------------

Balance, April 2, 1998                         1,800,331    $  1,200   15,376,821    $10,251
                                              =================================================



                                                      Convertible
Additional                                        Foreign Currency
                                                     Class B Stock      Paid-in      Translation
                                                  Shares       Amount   Capital      Adjustment

Balance, March 31, 1995                       11,157,000      $7,438     $107,163      $   -
  Net earnings                                         -           -            -          -
  Exercise of options on Common Stock                  -           -          823          -
  Dividends declared: $1.75 Preferred Stock            -           -            -          -
  Acquisition of Common Stock in Treasury              -           -            -          -
                                               ------------------------------------------------
Balance, March 28, 1996                       11,157,000       7,438      107,986          -
  Net earnings                                         -           -            -          -
  Exercise of options on Common Stock                  -           -          130          -
  $1.75 Preferred Stock conversions                    -           -        (335)          -
  Dividends declared: $1.75 Preferred Stock            -           -            -          -
  Foreign currency translation adjustment              -           -            -     (2,048)
                                               ------------------------------------------------
Balance, April 3, 1997                        11,157,000       7,438      107,781     (2,048)
  Net loss                                             -           -            -           -
  Exercise of options on Common Stock                  -           -          621           -
  $1.75 Preferred Stock conversions                    -           -         (726)          -
  Dividends declared:  $1.75 Preferred Stock           -           -            -           -
  Cancellation of Common and
   Class B Stock owned by Durwood, Inc.      (11,157,000)     (7,438)           -           -
  Issuance of Common and Class B Stock         5,015,657       3,344            -           -
  Foreign currency translation adjustment              -           -            -      (1,641)
                                               ------------------------------------------------

Balance, April 2, 1998                         5,015,657      $3,344     $107,676     $(3,689)
                                               =================================================


                                                                 Common Stock        Total
                                                  Retained       in Treasury       Stockholders'
                                                  Earnings     Shares   Amount       Equity
-------------------------------------------------------------------------------------------------

Balance, March 31, 1995                          $36,582           -    $       -   $157,388
  Net earnings                                     8,021           -            -      8,021
  Exercise of options on Common Stock                  -           -            -        878
  Dividends declared: $1.75 Preferred Stock       (7,000)          -            -    (7,000)
  Acquisition of Common Stock in Treasury              -      20,500         (369)      (369)
                                               ------------------------------------------------
Balance, March 28, 1996                           37,603      20,500         (369)   158,918
  Net earnings                                    18,995           -            -     18,995
  Exercise of options on Common Stock                  -           -            -        140
  $1.75 Preferred Stock conversions                    -           -            -          -
  Dividends declared: $1.75 Preferred Stock      (5,993)           -            -     (5,993)
  Foreign currency translation adjustment              -           -            -     (2,048)
                                               ------------------------------------------------
Balance, April 3, 1997                            50,605      20,500         (369)    170,012
  Net loss                                       (24,499)          -            -     (24,499)
  Exercise of options on Common Stock                  -           -            -         647
  $1.75 Preferred Stock conversions                    -           -            -           -
  Dividends declared:  $1.75 Preferred Stock      (5,064)          -            -      (5,064)
  Cancellation of Common and
   Class B Stock owned by Durwood, Inc.                -           -            -     (9,200)
  Issuance of Common and Class B Stock                 -           -            -       9,200
  Foreign currency translation adjustment              -           -            -     (1,641)
                                               ------------------------------------------------

Balance, April 2, 1998                           $21,042      20,500       $(369)    $139,455
                                               =================================================
See Notes to Consolidated Financial Statements.


                          AMC ENTERTAINMENT INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Year (52 Weeks) Ended April 2, 1998, Year (53 Weeks) Ended April 3, 1997
                                    and
                   Year (52 Weeks) Ended March 28, 1996

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the operation of motion picture theatres throughout the United States and in Japan and Portugal. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Principles of Consolidation: The consolidated financial statements include the accounts of AMCE and all subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year: The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. The 1998 fiscal year reflects a 52 week period, fiscal year 1997 reflects a 53 week period and fiscal year 1996 reflects a 52 week period. Fiscal year 1999 will reflect a 52 week period.

Revenues and Film Exhibition Costs: Revenues are recognized when admissions and concessions sales are received at the theatres. Film exhibition costs are recognized based on the applicable box office receipts and the terms of the film licenses.

Cash and Equivalents: Cash and equivalents consist of cash on hand and temporary cash investments with original maturities of less than thirty
days.   The Company invests excess cash in deposits with major banks and in temporary cash investments. Such investments are made only in instruments issued or enhanced by high quality financial institutions
(investment grade or better).   Amounts invested in a single institution
are limited to minimize risk.

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of April 2, 1998 and April 3, 1997 was $15,866,000 and $11,175,000, respectively.

Reimbursable Construction Advances: Reimbursable construction advances consist of amounts due from developers to fund a portion of the construction costs of new theatres that are to be operated by the Company pursuant to lease agreements. The amounts are repaid by the developers either during construction or shortly after completion of the theatre.

Property: Property is recorded at cost. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods, with respect to certain assets, for income tax purposes. The estimated useful lives are generally as follows:

 Buildings and improvements                                 20 to 40 years
 Leasehold improvements                                     5 to 25 years
 Furniture, fixtures and equipment                          3 to 10 years

Expenditures for additions (including interest during construction), major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are credited or charged to operations currently.

Intangible Assets: Intangible assets are recorded at cost and are comprised of lease rights, amounts assigned to theatre leases assumed under favorable terms, and location premiums on acquired theatres, both of which are being amortized on a straight-line basis over the estimated remaining useful life of the theatre. Accumulated amortization on intangible assets was $39,381,000 and $41,690,000 as of April 2, 1998 and April 3, 1997, respectively.

Other Long-term Assets: Other long-term assets are comprised principally of costs incurred in connection with the issuance of debt securities which are being amortized over the respective life of the issue; investments in real estate; preopening costs related to new theatres which are being amortized over two years; and long-term deferred income taxes.

Impairment of Long-lived Assets: The Company reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The fair value of assets is determined as either the expected selling price less selling costs or the present value of the estimated future cash flows.

During 1996, the Company recognized a non-cash impairment loss of $1,799,000 ($1,061,000 after tax, or $.06 per share) on four multiplexes with 21 screens. During 1997, as a result of expected declines in future cash flows of certain theatres, the Company recognized a non-cash impairment loss of $7,231,000 ($4,266,000 after tax, or $.24 per share) on 18 multiplexes with 82 screens. During 1998, the financial results of certain multiplexes of the Company were significantly less than anticipated due primarily to competition from newer megaplexes. As a result, the Company recognized an impairment loss of $46,998,000 ($27,728,000 after tax, or $1.50 per share) on 59 multiplexes with 412 screens.

The reduced carrying amount of the impaired assets from 1998 will result in reduced depreciation and amortization in future periods. For 1998, depreciation and amortization was reduced by approximately $10,500,000.

Foreign Currency Translation: Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net earnings and have not been material.

Earnings per Share: During 1998, the Company adopted the provisions of Statement of Financial Standards No. 128 ("SFAS 128"), Earnings per Share. Under SFAS 128, basic earnings per share is computed by dividing net earnings (loss) for common shares by the weighted-average number of common shares outstanding. Diluted earnings per share includes the effects of the conversion of the $1.75 Cumulative Convertible Preferred Stock, outstanding stock options and contingently issuable shares, if dilutive. All prior period earnings per share data has been restated to conform with the new statement.

Stock-based Compensation: The Company accounts for stock-based awards using the intrinsic value-based method.

New Accounting Pronouncements: During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information and Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires new disclosures of segment information in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 132 requires disclosures about pension and other postretirement benefit plans in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. These statements will become effective for the Company in 1999. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows.

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company currently capitalizes such costs and amortizes them over a two-year period. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt this statement in 2000, which will result in a cumulative effect adjustment to the Company's results of operations and financial position based on balances as of April 1, 1999. Had the Company adopted SOP 98-5 at the beginning of fiscal 1999, such adjustment would have been approximately $10.6 million, before taxes.

Presentation: Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - MERGER WITH PARENT

Effective August 15, 1997, the Company completed a merger with its majority stockholder, Durwood, Inc. ("DI"), with the Company remaining as the surviving entity (the "Merger"). In connection with the Merger, 2,641,951 shares of the Company's Common Stock and 11,157,000 shares of the Company's Class B Stock owned by DI were canceled and the Company issued 8,783,289 shares of its Common Stock and 5,015,657 shares of its Class B Stock to the DI stockholders. The Merger was accounted for as a corporate reorganization and the recorded balances for consolidated assets, liabilities, total stockholders' equity and results of operations
were not affected.   During 1998, a company affiliated with Stanley H.
Durwood, Co-Chairman of the Board of Directors, Chief Executive Officer and majority voting stockholder, and members of his family reimbursed the Company $1,000,000 for expenses related to the Merger.

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


NOTE 3 - PROPERTY

A summary of property is as follows:

(In    thousands)                                         1998       1997
------------------

Property owned:
 Land                                                   $  32,102 $ 60,090
 Buildings and improvements                               115,260  221,396
 Leasehold improvements                                   320,410  211,720
 Furniture, fixtures and equipment                        364,022  264,619
                                                       -------------------
                                                          831,794  757,825
 Less-accumulated depreciation and amortization           288,503  246,476
                                                       -------------------
                                                          543,291  511,349
Property leased under capital leases:
 Buildings and improvements                                63,955   66,074
 Less-accumulated amortization                             45,088   34,365
                                                       -------------------
                                                           18,867   31,709
                                                       -------------------
                                                         $562,158 $543,058
                                                      ====================

Included in property is $65,914,000 and $83,558,000 of construction in progress as of April 2, 1998 and April 3, 1997, respectively.


NOTE 4 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets and liabilities consist of the following:


(In thousands)                                            1998     1997
--------------------------------------------------------------------------

Other current assets:
 Prepaid rent                                           $ 10,843  $ 7,366
 Deferred income taxes                                    10,542    6,376
 Other                                                     4,351    3,027
                                                       -------------------
                                                        $ 25,736  $16,769
                                                       ===================
Other long-term assets:
 Investments in real estate                             $ 14,702  $15,329
 Deferred financing costs                                  8,098    7,539
 Deferred income taxes                                    56,972   23,813
 Preopening costs                                         10,614    6,519
 Other                                                    13,525    9,604
                                                       -------------------
                                                        $103,911  $62,804
                                                       ===================
Accrued expenses and other liabilities:
 Taxes other than income                                $ 13,952  $10,030
 Income taxes                                              4,180    6,017
 Interest                                                  1,498    1,512
 Payroll and vacation                                      5,297    4,982
 Casualty claims and premiums                              5,295    4,655
 Deferred income                                          22,056   10,042
 Accrued bonus                                             5,621    3,974
 Other                                                    14,699    2,089
                                                       -------------------
                                                        $ 72,598  $43,301
                                                       ===================


NOTE 5 - CORPORATE BORROWINGS AND CAPITAL LEASE OBLIGATIONS

A summary of corporate borrowings and capital lease obligations is as follows:


 (In thousands)                                           1998      1997
-------------------------------------------------------------------------

$425 million Credit Facility due 2004                   $150,000 $110,000
11 7/8% Senior Notes due 2000                                  -      615
9 1/2% Senior Subordinated Notes due 2009                198,990  198,940
12 5/8% Senior Subordinated Notes due 2002                     -    4,882
Capital lease obligations, interest ranging
 from 7 1/4% to 20%                                       54,622   58,652
Other indebtedness                                             -      635
                                                       -------------------
                                                         403,612  373,724
Less-current maturities                                    4,017    3,441
                                                       -------------------
                                                        $399,595 $370,283
                                                       ===================

The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .1875% to .375% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003
and by $50 million on December 31, 2003. As of April 2, 1998, the Company had outstanding borrowings of $150,000,000 under the Credit Facility at an average interest rate of 6.2% per annum, and approximately $245,000,000 was available for borrowing under the Credit Facility.

Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business
activities and pledges.   In addition, the Credit Facility contains
certain financial covenants. As of April 2, 1998, the Company was in compliance with all financial covenants relating to the Credit Facility.

Costs related to the establishment of the Credit Facility were capitalized and are charged to interest expense over the life of the Credit Facility. Unamortized issuance costs of $2,970,000 as of April 2, 1998 are included in other long-term assets.

On March 19, 1997, the Company sold $200 million of 9 1/2% Senior Subordinated Notes due 2009 (the "Notes"). As required by the Indenture to the Notes, the Company consummated a registered offer on August 5, 1997 to exchange the Notes for notes of the Company with terms identical in all material respects to the Notes. The Notes bear interest at the rate of 9 1/2% per annum, payable in March and September. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 15, 2006, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), each holder of the Notes will have the right to require the Company to repurchase such holder's Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes are subordinated to all existing and future senior indebtedness, as defined in the Indenture, of the Company.

The Indenture contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes attain "investment grade status" (as defined in the Indenture), the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of April 2, 1998, the Company was in compliance with all financial covenants relating to the Notes.

The discount on the Notes is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $5,128,000 as of April 2, 1998 are included in other long-term assets.

On December 28, 1995, the Company completed the redemption of $99,383,000 of its outstanding 11 7/8% Senior Notes due 2000 (the "Senior Notes") at a price of $1,117.90 per $1,000 principal amount and $95,096,000 of its outstanding 12 5/8% Senior Subordinated Notes due 2002 (the "12 5/8% Senior Subordinated Notes") at a price of $1,144.95 per $1,000 principal amount. In addition, the terms of the Indentures governing the remaining Senior Notes and 12 5/8% Senior Subordinated Notes were amended to eliminate certain restrictive covenants. Premiums paid to redeem the Senior Notes and 12 5/8% Senior Subordinated Notes, together with the write-off of unamortized debt issue costs and other costs directly related to the debt redemptions, resulted in an extraordinary loss of $19,350,000, net of income tax benefit of $13,400,000. The extraordinary loss reduced earnings per share by $1.17 for the year (52 weeks) ended March 28, 1996.

On November 14, 1997, the Company completed the redemption of $617,000 of its outstanding Senior Notes and $4,904,000 of its outstanding 12 5/8% Senior Subordinated Notes.

Minimum annual payments required under existing capital lease obligations (net present value thereof) and maturities of corporate borrowings as of April 2, 1998, are as follows:


                 Capital Lease Obligations
              ----------------------------------
              Minimum                    Net
               Lease         Less      Present    Corporate
(In thousands)Payments     Interest     Value     Borrowings  Total
----------------------------------------------------------------------

1999        $  12,638    $  8,621    $  4,017       $  -   $  4,017
2000           12,049       7,943       4,106          -      4,106
2001           11,777       7,224       4,553          -      4,553
2002           10,949       6,476       4,473          -      4,473
2003           10,332       5,715       4,617          -      4,617
Thereafter     59,503      26,647      32,856    348,990    381,846
               -----------------------------------------------------
Total          $117,248   $62,626     $54,622   $348,990   $403,612
               =====================================================


The Company maintains a letter of credit in the normal course of its
business.   The unused portion of the letter of credit was $3,108,000 as of April 2, 1998.


NOTE 6 - STOCKHOLDERS' EQUITY

The authorized common stock of AMCE consists of two classes of stock. Except for the election of directors, each holder of Common Stock (66 2/3 cemts par value; 45,000,000 shares authorized) is entitled to one vote per share, and each holder of Class B Stock (66 2/3 cents par value; 30,000,000 shares authorized) is entitled to 10 votes per share. Common stockholders voting as a class are presently entitled to elect two of the seven members of AMCE's Board of Directors with Class B stockholders electing the remainder.

Holders of the Company's stock have no pre-emptive or subscription rights. Holders of Common Stock have no conversion rights, but holders of Class B Stock may elect to convert at any time on a share-for-share basis into Common Stock.

The Company has authorized 10,000,000 shares of Preferred Stock (66 2/3 cents par value), of which 1,800,331 shares of $1.75 Cumulative Convertible Preferred Stock (66 2/3 cents par value) (the "Convertible Preferred Stock") are issued and outstanding. Dividends are payable quarterly at an annual rate of $1.75 per share.

The Convertible Preferred Stock has preference in liquidation in the amount of $25 per share plus accrued and unpaid dividends. The Convertible Preferred Stock is convertible at the option of the holder into shares of Common Stock at a conversion price of $14.50 per share of Common Stock, subject to change in certain events. During 1998 and 1997, various holders of the Company's Convertible Preferred Stock converted 1,503,269 and 696,400 shares into 2,591,614 and 1,200,589 shares, respectively, of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. In lieu of conversion, the Company may, at its option, pay to the holder cash equal to the then market value of the Common Stock. The Company may redeem in whole or in part the Convertible Preferred Stock at a redemption price beginning at $26.00 per share after March 15, 1997, declining ratably to $25.00 per share after March 15, 2001.

Subsequent to April 2, 1998, various holders of the Company's Convertible Preferred Stock converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends.

Stock-Based Compensation

In November 1994, AMCE adopted a stock option and incentive plan (the "1994 Plan"). This plan provides for three basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of stock awards, which may be either performance or restricted stock awards, and (iii) performance unit awards. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 1,000,000 shares. The 1994 Plan provides that the exercise price for stock options may not be less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1994 Plan vest over two years from the date of issuance.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation other than for performance-based stock awards. In 1997 and 1996, the Company granted stock awards to certain individuals which are issuable at the end of a performance period ended April 2, 1998 based on certain performance criteria. No performance-based stock awards were earned at the end of the performance period. The Company recognized compensation expense for performance stock awards of ($1,358,000), $586,000 and $772,000 in 1998, 1997 and 1996, respectively.
Had compensation expense for the Company's stock options and awards been determined based on the fair value at the grant dates, the Company's net earnings (loss) and net earnings (loss) for common shares would have been the following:

(In thousands, except per share data)    1998         1997       1996
----------------------------------------------------------------------

Net earnings (loss)
 As reported                           $(24,499)     $18,995    $8,021
 Pro forma                             $(26,007)     $18,664    $8,210
Net earnings (loss) per common share
 As reported                            $(1.59)       $ .75      $ .06
 Pro forma                              $(1.67)       $ .73      $ .07

The following table reflects the weighted average fair value per option granted during the year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

                                       1998           1997       1996

Fair value on grant date               $9.69         $11.63     $ 6.96
Risk-free interest rate                 6.0%           6.2%       5.6%
Expected life (years)                   5              5          5
Expected volatility                    42.0%          42.9 %     46.0 %
Expected dividend yield                 -              -          -



A summary of stock option activity under all plans is as follows:

                       1998                 1997                 1996
--------------------------------------------------------------------------
                            Weighted            Weighted           Weighted
                            Average             Average             Average
                           Exercise            Exercise             Exercise
                    Number   Price     Number    Price     Number    Price
                 of Shares Per Share of Shares Per Share of Shares Per Share
                  -----------------------------------------------------------

Outstanding at
 beginning of
 year             558,500    $12.47   487,500    $  9.67  776,500    $  9.57
Granted             2,250    $21.21   103,250    $ 24.80   23,250    $ 14.50
Canceled          (1,500)    $26.38  (17,250)    $ 10.04(229,750)    $  9.46
Exercised        (39,400)    $ 9.49  (15,000)    $  9.38 (82,500)    $ 10.65
                  -----------------------------------------------------------

Outstanding at
 end of year      519,850    $12.69  558,500     $ 12.47  487,500    $  9.67
                  ==========================================================
Exercisable at
 end of year      487,975    $11.90  365,875     $ 10.51  233,250    $  9.45
                  ==========================================================
Available for
 grant at
 end of year      845,750            630,500              746,500
                  ========           =======              =======


The following table summarizes information about stock options as of April 2, 1998:

                     Outstanding Stock Options  Exercisable Stock Options
-------------------------------------------------------------------------
                                 Weighted-    Average
                                  Average    Weighted-         Weighted-
                         Number  Remaining    Average    Number Average
Range of                   of   Contractual  Exercise      of   Exercise
Exercise Prices         Shares     Life        Price     Shares  Price


$  9.25 to $ 11.75       398,600   5.3 years  $ 9.48  398,600     $ 9.48
$ 14.50 to $ 20.75        29,250   7.8 years  $16.26   22,500     $15.43
$ 22.13 to $ 26.38        92,000   8.1 years  $25.47   66,875     $25.18
                         -------------------------------------------------
$  9.25 to $ 26.38       519,850   6.0 years  $12.69  487,975     $11.90
=================================================


NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


(In thousands, except per share data)         1998      1997        1996
--------------------------------------------------------------------------

Numerator:
 Earnings (loss) before
  extraordinary item                      $(24,499)  $ 18,995   $ 27,371
 Less: Preferred dividends                   4,846      5,907      7,000
                                          -------------------------------
 Earnings (loss) before
  extraordinary item
   for basic earnings per share             (29,345)   13,088     20,371
 Convertible Preferred Stock                        -        -     7,000
                                          -------------------------------
 Earnings (loss) before
   extraordinary item
   for diluted earnings per share         $(29,345) $  13,088  $  27,371
                                          ==============================
Denominator:
  Shares for basic earnings per share -
   average shares outstanding               18,477     17,489     16,513
  Convertible Preferred Stock                    -          -      6,896
  Stock options                                  -        237        283
  Contingently issuable shares                   -         58         49
                                          -------------------------------
  Shares for diluted earnings per share      18,477    17,784     23,741
                                          ===============================
Basic earnings per share before
  extraordinary item                         $(1.59)   $  0.75     $ 1.23
                                          ===============================

Diluted earnings per share before
 extraordinary item                         $ (1.59)   $  0.74     $ 1.15
                                          ================================

In 1998 and 1997, dividends and shares from conversion of Convertible Preferred Stock were excluded from the diluted earnings per share before extraordinary item calculation because they were anti-dilutive. In 1998, shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share before extraordinary item calculation because they were anti-dilutive. In 1998, contingently issuable shares were excluded from the diluted earnings per share calculation because the conditions necessary for their issuance were not satisfied.


NOTE 8 - INCOME TAXES

Income taxes reflected in the Consolidated Statements of Operations for the three years ended April 2, 1998 are as follows:


 (In thousands)                           1998           1997        1996
--------------------------------------------------------------------------

Current:
 Federal                              $ 15,600        $ 11,418    $ 5,134
 State                                   5,125           3,958      2,094
                                      -----------------------------------
  Total current                          20,725         15,376      7,228

Deferred:
 Federal                              (31,860)         (2,114)    (1,121)
 State                                   (5,465)         (362)      (207)
                                      -----------------------------------
  Total deferred                      (37,325)         (2,476)    (1,328)
                                      ------------------------------------
Total provision                       (16,600)          12,900      5,900
Tax benefit of extraordinary
 item - extinguishment of debt               -               -     13,400
                                      ------------------------------------
Total provision before
 extraordinary item                   $(16,600)       $ 12,900   $ 19,300
                                      ====================================

The difference between the effective tax rate on earnings before extraordinary item and the U.S. federal income tax statutory rate is as follows:

                                          1998           1997        1996
--------------------------------------------------------------------------

Federal statutory rate                    (35.0%)         35.0%      35.0%
State income taxes, net of
 federal tax benefit                       (6.2)           7.1        6.8
Other, net                                   .8           (1.7)       (.4)
                                      ------------------------------------
Effective tax rate                        (40.4%)         40.4%      41.4%
                                      ====================================


The significant components of deferred income tax assets and liabilities as of April 2, 1998 and April 3, 1997 are as follows:


                                     1998                1997
                              Deferred Income Tax    Deferred Income Tax
(In thousands)            Assets      Liabilities     Assets  Liabilities
--------------------------------------------------------------------------
Accrued reserves and
 liabilities              $  14,447    $     -         $ 9,189     $ 179
Capital lease obligations    14,660          -          11,464         -
Property                     33,832          -           5,587         -
Deferred rents                7,533          -           6,254         -
Other                         1,862      4,820             550      2,676
                          -----------------------------------------------
Total                        72,334      4,820          33,044     2,855
Less: Current deferred
       income taxes           10,542         -           6,586       210
                          -----------------------------------------------
Total noncurrent
 deferred income taxes       $ 61,792   $4,820        $ 26,458   $ 2,645
                          ================================================
Net noncurrent deferred
 income taxes                 $ 56,972                $ 23,813
                              ========                ========

Based upon positive earnings in recent years and the expectation that taxable income will continue for the foreseeable future, management believes it is more likely than not that the Company will realize its deferred tax assets and, accordingly, no valuation allowance has been provided as of April 2, 1998 and April 3, 1997.


NOTE 9 - LEASES

The majority of the Company's operations are conducted in premises occupied under lease agreements with base terms ranging generally from 13 to 25 years, with certain leases containing options to extend the leases for up to an additional 20 years. The leases provide for fixed rentals and/or rentals based on revenues with a guaranteed minimum. The Company also leases certain equipment under leases expiring at various dates. The majority of the leases provide that the Company will pay all, or substantially all, taxes, maintenance, insurance and certain other operating expenses. Assets held under capital lease obligations are included in property.

During 1998, the Company sold the real estate assets associated with 13 megaplexes to Entertainment Properties Trust ("EPT"), a real estate investment trust, for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for this transaction as a sale and leaseback in accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases. The land and building and improvements have been removed from the Consolidated Balance Sheet and the gain of $15,130,000 on the sales has been deferred and is being amortized to rent expense over the life of the leases.

The Company has granted an option to EPT to acquire a theatre under construction for the cost to the Company of developing and constructing such property. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property.

The Co-Chairman of the Board, President and Chief Financial Officer of AMCE is also the Chairman of the Board of Trustees of EPT.

Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of April 2, 1998:

(In thousands)
-------------------------------------------------

1999                                $  131,676
2000                                   132,062
2001                                   130,161
2002                                   127,295
2003                                   123,409
Thereafter                           1,376,799
                                    ----------

 Total minimum payments required    $2,021,402
                                    ==========

The Company has also entered into agreements to lease space for the operation of theatres not yet fully constructed. The scheduled completion of construction and theatre openings are at various dates during 1999.
The future minimum rental payments required under the terms of these leases total approximately $409 million.

The Company records rent expense on a straight-line basis over the term of the lease. Included in long-term liabilities as of April 2, 1998 and April 3, 1997 is $19,862,000 and $16,278,000, respectively, of deferred rent representing pro rata future minimum rental payments for leases with scheduled rent increases.

Rent expense is summarized as follows:


 (In thousands)                          1998            1997       1996
--------------------------------------------------------------------------

Minimum rentals                       $ 94,103        $ 69,845   $ 54,727
Common area expenses                    12,011          10,555      9,930
Percentage rentals based on revenues     2,869           2,278      2,354
                                       -----------------------------------
                                       $108,983       $ 82,678   $ 67,011
                                        ==================================

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a non-contributory defined benefit pension plan covering, after a minimum of one year of employment, all employees age 21 or older who have completed 1,000 hours of service in their first twelve months of employment or in a calendar year and who are not covered by a collective bargaining agreement.

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

The following table sets forth the plan's funded status as of December 31, 1997 and 1996 (plan valuation dates) and the amounts included in the Consolidated Balance Sheets as of April 2, 1998 and April 3, 1997:


(In thousands)                                           1998      1997

Actuarial present value of accumulated
 benefit obligation,
including vested benefits of $12,550 and $11,139      $ 12,777   $ 11,309
                                                    ======================
Projected benefit obligation for service
 rendered to date                                      $21,346   $ 18,489
Plan assets at fair value                             (12,991)   (10,857)
                                                    ----------------------
Projected benefit obligation in excess
 of plan assets                                          8,355      7,632
Unrecognized net loss from past
 experience different from that
 assumed and effects of changes in assumptions           (490)      (686)
Unrecognized net obligation upon adoption
 being recognized over 15 years                        (1,235)    (1,411)
                                                    ----------------------
Pension liability                                     $  6,630    $ 5,535
                                                    ======================


Net pension expense includes the following components:

(In thousands)                            1998            1997       1996
--------------------------------------------------------------------------

Service cost                          $  1,274         $ 1,191      $ 855
Interest cost                            1,290           1,188        966
Actual return on plan assets           (1,674)         (1,218)    (1,630)
Net amortization and deferral              918             563      1,096
                                      ------------------------------------
Net pension expense                   $  1,808         $ 1,724    $ 1,287
                                      ===================================

The Company also sponsors two non-contributory deferred compensation plans which provide certain employees additional pension benefits. The actuarial present value of accumulated plan benefits related to the plans was $1,051,000 and $856,000 as of April 2, 1998 and April 3, 1997,
respectively, which is reflected in the Consolidated Balance Sheets.

The weighted average discount rate used to measure the plans' projected benefit obligations was 7.0% for 1998, 1997 and 1996. The rate of increase in future compensation levels was 6.0% for 1998, 1997 and 1996 and the expected long-term rate of return on assets was 8.5% for 1998, 1997 and 1996. A limited number of employees are covered by collective bargaining agreements under which payments are made to a union-administered fund.

The Company sponsors a voluntary thrift savings plan covering the same employees eligible for the pension plan. Since inception of the savings plan, the Company has matched 50% of each eligible employee's elective
contributions, limited to 3% of the employee's salary.   The Company's
expense under the thrift savings plan was $1,308,000, $1,270,000 and $1,032,000 for 1998, 1997 and 1996, respectively.

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

The following table sets forth the plans' accumulated postretirement benefit obligation reconciled with the amounts included in the Consolidated Balance Sheets as of April 2, 1998 and April 3, 1997:


(In thousands)                                        1998         1997
--------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
 Retirees                                             $    616      $ 618
 Fully eligible active plan participants                   537        513
 Other active plan participants                          2,175      1,777
                                                      --------------------
 Accumulated postretirement benefit obligation           3,328      2,908
 Unrecognized net obligation upon adoption being
  recognized over 20 years                               (647)      (697)
 Unrecognized loss                                       (195)      (190)
                                                      --------------------
Postretirement benefit liability                      $  2,486    $ 2,021
                                                    ======================


Postretirement expense includes the following components:

(In thousands)                            1998          1997       1996
--------------------------------------------------------------------------

Service cost                           $   229       $     199   $    192
Interest cost                              218             172        208
Net amortization and deferral               50              50         66
                                         ---------------------------------
Postretirement expense                   $   497     $     421   $    466
                                         =================================

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 1998 was 7.0% for medical and 4.5% for dental. The rates were assumed to decrease gradually to 5.0% for medical and 3.0% for dental at 2020 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of April 2, 1998 by $997,000 and the aggregate of the service and interest cost components of postretirement expense for 1998 by $176,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for 1998, 1997 and 1996.


NOTE 11 - CONTINGENCIES

The Company, in the normal course of business, is party to various legal actions. Management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.


NOTE 12 - FUTURE DISPOSITION OF ASSETS

The Company has provided reserves for estimated losses from discontinuing the operation of fast food restaurants, for theatres which have been or are expected to be closed and for other future dispositions of assets.

In conjunction with the opening of certain new theatres in 1986 through 1988, the Company expanded its food services by leasing additional space adjacent to those theatres to operate specialty fast food restaurants.
The Company discontinued operating the restaurants due to unprofitability. The Company continues to sub-lease or to convert to other uses the space leased for these restaurants. The Company is obligated under long-term lease commitments with remaining terms of up to 13 years. As of April 2, 1998, the base rents aggregated approximately $1,159,000 annually, and $9,654,000 over the remaining terms of the leases. As of April 2, 1998, the Company had subleased approximately 64% of the space with remaining terms ranging from two months to 153 months. Non-cancelable subleases aggregated approximately $913,000 annually, and $5,664,000 over the remaining terms of the subleases.


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. The fair value of publicly held corporate borrowings was based upon quoted market prices. For other corporate borrowings, the fair value was based upon rates available to the Company from bank loan agreements or rates based upon the estimated premium over U.S. treasury notes with similar average maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                      1998               1997
                              -----------------------------------------
                              Carrying    Fair     Carrying    Fair
(In thousands)                Amount      Value    Amount      Value
------------------------------------------------------------------------

Financial assets:
 Cash and equivalents      $   9,881  $   9,881 $ 24,715   $ 24,715
Financial liabilities:
 Cash overdrafts           $  15,866  $  15,866 $ 11,175   $ 11,175
 Corporate borrowings        348,990    361,000  315,072    315,804




                             AMC ENTERTAINMENT INC.
                       STATEMENTS OF OPERATIONS BY QUARTER
              (In thousands, except per share amounts) (Unaudited)


                                      July 3,      June 27,   October 2,
September 26,                       January 1,
                                      1997         1996       1997         1996           1998
----------------------------------------------------------------------------------------------------

Total revenues                       $194,462     $161,927     $219,589   $202,436        $215,839
Total cost of operations              159,670      132,821      170,469    155,593         172,308
General and administrative             14,755       13,025       12,097     11,647          15,041
Depreciation and amortization          16,367       11,674       16,522     12,740          17,227
Impairment of long-lived assets             -            -       46,998           -              -
                                    ---------------------------------------------------------------
Operating income (loss)                 3,670        4,407     (26,497)     22,456          11,263
Interest expense                        8,245        4,909        9,405      4,852           9,870
Investment income                         172          182          509        139             124
Gain (loss) on disposition of assets    1,178           18        1,318        (49)            864
                                    ---------------------------------------------------------------
Earnings (loss) before income taxes   (3,225)        (302)     (34,075)     17,694           2,381
Income tax provision                  (1,386)        (125)     (13,714)      7,125             950
                                    ---------------------------------------------------------------
Net earnings (loss)                  $(1,839)      $ (177)   $ (20,361)   $ 10,569      $    1,431
                                   ===============================================================

Preferred dividends                     1,369        1,546        1,283      1,454           1,198
                                    ---------------------------------------------------------------
Net earnings (loss) for
 common shares                       $(3,208)     $(1,723)   $ (21,644)   $  9,115          $  233
                                   ===============================================================
Earnings (loss) per share:
Basic                                $  (.18)     $  (.10)     $ (1.18)    $   .51        $   .01
                                  ===============================================================
Diluted                               $  (.18)     $  (.10)     $ (1.18)    $   .45        $   .01


                                    December 26, April 2,   April 3,           Fiscal Year
                                      1996         1998       1997(1)      1998           1997(1)
--------------------------------------------------------------------------------------------------

Total revenues                       $163,192     $216,905     $222,042    $846,795       $749,597
Total cost of operations              130,464      183,093      161,124     685,540        580,002
General and administrative             13,910       12,461       18,065      54,354         56,647
Depreciation and amortization          13,129       20,001       15,029      70,117         52,572
Impairment of long-lived assets             -            -        7,231      46,998          7,231
                                      --------------------------------------------------------------
Operating income (loss)                 5,689        1,350       20,593    (10,214)         53,145
Interest expense                        5,275        8,159        6,986      35,679         22,022
Investment income                         343          285          192       1,090            856
Gain (loss) on disposition of assets                  (53)          344           -          3,704
(84)
                                      --------------------------------------------------------------
Earnings (loss) before income taxes       704      (6,180)       13,799    (41,099)         31,895
Income tax provision                      285      (2,450)        5,615    (16,600)         12,900
                                      --------------------------------------------------------------
Net earnings (loss)                    $  419    $ (3,730)   $    8,184   $(24,499)      $  18,995
                                     ==============================================================
Preferred dividends                     1,454          996        1,453       4,846         5,907
                                      --------------------------------------------------------------
Net earnings (loss) for
 common shares                        $(1,035)     $(4,726)   $    6,731   $(29,345)      $  13,088
                                     ==============================================================
Earnings (loss) per share:
Basic                                 $  (.06)    $  (0.25)     $   .38   $   (1.59)       $   .75
                                     ==============================================================
Diluted                               $  (.06)    $  (0.25)     $   .34   $   (1.59)       $   .74
                                     ==============================================================

(1) Fiscal year 1997 consists of 53 weeks and the fiscal quarter ended April 3, 1997 consists of 14 weeks.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.


     The Directors and Executive Officers of the Company are as follows:

                                                                Years
                                                              Associated
                                                               with the
Name                       Age(1)         Positions           Company(1)
-----                     ------    ------------------        ------------

Stanley H. Durwood           77     Co-Chairman of
                                     the Board,
                                     Chief Executive         52(2)
                                     Officer and
                                     Director (AMCE);
                                     Chairman of the Board,
                                     Chief Executive
                                     Officer and Director (AMC)
Peter C. Brown               39     Co-Chairman of the
                                     Board and President         6
                                    (AMCE); Executive Vice
                                    President (AMC);
                                     Chief Financial
                                    Officer and Director
                                     (AMCE and AMC)
Philip M. Singleton          51     President (AMC); Executive 23(2)
                                    Vice President (AMCE);
                                     Chief Operating
                                    Officer and Director
                                     (AMCE and AMC)
Charles J. Egan, Jr.         65     Director (AMCE)             11
William T. Grant, II         47     Director (AMCE)              1
John P. Mascotte             58     Director (AMCE)              1
Paul E. Vardeman             68     Director (AMCE)          14(2)
Richard T. Walsh             44     Senior Vice
                                     President (AMC)         22(2)
Richard J. King              49     Senior Vice
                                     President (AMC)         26(2)
Rolando B.  Rodriguez        38     Senior Vice
                                     President (AMC)         22(2)
Richard L. Obert             58     Senior Vice
                                     President-Chief
                                     Accounting
                                     and Information
                                    Officer (AMCE and AMC)       9
Charles P.  Stilley          43     President
                                    (AMC Realty, Inc.)       16(2)
Richard M.  Fay              48     President
                                    (AMC Film Marketing,
                                    a division of AMC)           2
______________________________



(1)  As of April 2, 1998.
(2)  Includes years of service with the predecessor of the Company.

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

     Mr. Stanley H. Durwood has served as a Director of AMCE from its organization on June 14, 1983, and of AMC since August 2, 1968. Mr. Durwood has served as Co-Chairman of the Board of AMCE since May 15, 1998 and Chairman of the Board of AMCE and AMC since February 1986, and has served as Chief Executive Officer of AMCE since June 1983, and of AMC since February 20, 1986. Mr. Durwood served as President of AMCE (i) from
June 1983 through February 20, 1986, (ii) from May 1988 through June 1989, and (iii) from October 6, 1995 to January 10, 1997. Mr. Durwood served as President of AMC (i) from August 2, 1968 through February 20, 1986,
(ii) from May 13, 1988 through November 8, 1990, and (iii) from October 6, 1995 to January 10, 1997. Mr. Durwood is a graduate of Harvard University.

     Mr. Peter C. Brown has served as Co-Chairman of the Board of AMCE since May 15, 1998 and has served as a Director of AMCE and AMC since November 12, 1992. Mr. Brown was elected President of AMCE on January 10, 1997. Mr. Brown served as Executive Vice President of AMCE from August 3, 1994 to January 10, 1997. Mr. Brown has served as Executive Vice President of AMC since August 3, 1994, and as Chief Financial Officer of AMCE and AMC since November 14, 1991. Mr. Brown served as Senior Vice President of AMCE and AMC from November 14, 1991 until his appointment as Executive Vice President in August 1994. Mr. Brown served as Treasurer of AMCE and AMC from September 28, 1992 through September 19, 1994. Mr. Brown is a graduate of the University of Kansas. Mr. Brown also serves as Chairman of the Board of Trustees of Entertainment Properties Trust, a real estate investment trust, and serves on the board of directors of Protection One, Inc., a security alarm monitoring company.

     Mr. Philip M. Singleton has served as a Director of AMCE and AMC since November 12, 1992. Mr. Singleton was elected President of AMC on January 10, 1997. Mr. Singleton has served as Executive Vice President of AMCE since August 3, 1994 and as Chief Operating Officer of AMCE and AMC since November 14, 1991. Mr. Singleton served as Executive Vice President of AMC from August 3, 1994 to January 10, 1997. Mr. Singleton served as Senior Vice President of AMCE and AMC from November 14, 1991 until his appointment as Executive Vice President in August 1994. Prior to November 14, 1991,
Mr. Singleton served as Vice President in charge of operations for the Southeast Division of AMC from May 10, 1982. Mr. Singleton holds an undergraduate degree from California State University, Sacramento, and an M.B.A. degree from the University of South Florida.

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

     Mr. William T. Grant, II has served as a Director of AMCE since November 14, 1996. Mr. Grant is Chairman of the Board, President, Chief Executive Officer and a Director of LabOne, Inc. LabOne, Inc. provides risk appraisal laboratory testing services to the insurance industries in the United States and Canada. Mr. Grant also serves on the board of directors of Commerce Bancshares, Inc., Kansas City Power & Light Company, Business Men's Assurance Company of America, Response Oncology, Inc. and SLH Corporation. Mr. Grant is a board member of the Boys and Girls Clubs of Greater Kansas City. Mr. Grant holds a B.A. degree from the University of Kansas and an M.B.A. degree from the Wharton School of Finance at the University of Pennsylvania.

     Mr. John P. Mascotte has served as a Director of AMCE since
November 14, 1996. Mr. Mascotte assumed the duties of President and Chief Executive Officer of BlueCross BlueShield of Kansas City on July 1, 1997. Prior thereto, Mr. Mascotte served as Chairman of Johnson & Higgins of Missouri, Inc., a privately held insurance broker, from January 1996 to June 30, 1997, and as Chairman of the Board and Chief Executive Officer of The Continental Corporation, a large property-casualty insurer, from December 1982 through December 1995. Mr. Mascotte is also currently a consultant to the First Episcopal District, African Methodist Episcopal Church and was Chairman of the Heart of America 1996 United Way General Campaign. Mr. Mascotte also serves on the board of directors of Hallmark Cards, Incorporated, Hallmark Entertainment, Inc., Business Men's Assurance Company of America and American Home Products Corporation in addition to serving on the boards of BlueCross BlueShield of Kansas City and the BlueCross and Blue Shield Association. Also, Mr. Mascotte is Vice Chairman of the Aspen Institute, Chairman of LISC (Local Initiatives Support Corp.) and a member of the Board of Trustees of the New York Public Library and Midwest Research Institute. Mr. Mascotte is a board member of the Hall Family Foundation and the Greater Kansas City Community Foundation and is Co-Chairman of the Jazz District Redevelopment Corporation in Kansas City, Missouri. Mr. Mascotte holds B.S. degrees from St. Joseph's College, Rensselaer, Indiana, and an LL.B. degree from the University of Virginia. Mr. Mascotte is also a certified public accountant and a chartered life underwriter.

     Mr. Paul E. Vardeman has served as a Director of AMCE since June 14, 1983. Mr. Vardeman was a director, officer and shareholder of the law firm of Polsinelli, White, Vardeman & Shalton, P.C., Kansas City, Missouri from 1982 until his retirement from such firm in November 1997. Prior thereto, Mr. Vardeman served as a Judge of the Circuit Court of Jackson County, Missouri. Mr. Vardeman holds undergraduate and J.D. degrees from the University of Missouri-Kansas City.

     Mr. Richard T. Walsh has served as Senior Vice President in charge of operations for the West Division of AMC since July 1, 1994. Previously, Mr. Walsh served as Vice President in charge of operations for the Central Division of AMC from June 10, 1992, and as Vice President in charge of operations for the Midwest Division of AMC from December 1, 1988.

     Mr. Richard J. King has served as Senior Vice President in charge of operations for the East Division of AMC since January 4, 1995. Previously, Mr. King served as Vice President in charge of operations for the East Division of AMC from June 10, 1992, and as Vice President in charge of operations for the Southwest Division of AMC from October 30, 1986.

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

     Mr. Richard L. Obert has served as Senior Vice President - Chief Accounting and Information Officer of AMCE and AMC since November 9, 1995, and prior thereto served as Vice President and Chief Accounting Officer of AMCE and AMC from January 9, 1989.

     Mr. Charles P. Stilley has served as President of AMC Realty, Inc., a wholly owned subsidiary of AMCE, since February 9, 1993, and prior thereto served as Senior Vice President of AMC Realty, Inc. from March 3, 1986.

     Mr. Richard M. Fay has served as President - AMC Film Marketing, a division of AMC, since September 8, 1995. Previously, Mr. Fay served as Senior Vice President and Assistant General Sales Manager of Sony Pictures from 1994 until joining AMC. From 1991 to 1994, Mr. Fay served as Vice President and Head Film Buyer for the eastern division of United Artists Theatre Circuit, Inc.


Item 11.  Executive Compensation.


Compensation of Management
     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company (determined as of the end of the last fiscal year and hereafter referred to as the "Named Executive Officers") for the last three fiscal years ended April 2, 1998, April 3, 1997 and March 28, 1996, respectively.

                           Summary Compensation Table
                                                                          Long-Term

Compensation
                                                                            Awards-
                                                                           Securities
                                  Annual Compensation       Other         Underlying
Name and Principal         Fiscal                           Annual         Options/  All Other
 Position                  Year     Salary       Bonus      Compensation(1)  SARs Compensation(2)

Stanley H. Durwood         1998   $536,558         $      -        N/A             -      $     -
Chief Executive Officer    1997    527,322                -        N/A        65,000            -
                           1996    492,634          275,000        N/A             -            -

Peter C. Brown             1998    296,444                -        N/A             -        4,960
President and              1997    271,364           25,500        N/A         4,500        4,976
Chief Financial Officer    1996    257,439          137,500        N/A             -        4,726

Philip M. Singleton        1998    316,679                -        N/A             -        4,896
Chief Operating Officer    1997    303,125           28,500        N/A         4,500        5,003
                           1996    285,311          154,000        N/A             -        4,686

Richard T. Walsh           1998    226,441           60,000        N/A             -        4,805
Senior Vice President      1997    223,073           41,545        N/A         2,250        4,964
                           1996    207,204           80,000        N/A         2,250        4,620

Richard M. Fay             1998    286,982           45,000        N/A             -        4,676
President-AMC Film         1997    294,369           32,650        N/A         2,250        1,464
Marketing                  1996    150,049           55,000     66,283             -            -


(1) N/A denotes not applicable. Fiscal 1996 includes a lump sum payment of $50,000 paid to Mr. Richard M. Fay for costs associated with relocation. For the years presented, excluding Mr. Richard M. Fay in 1996, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(2) For fiscal 1998, 1997 and 1996, All Other Compensation is comprised of AMC's contributions under AMC's 401(k) Savings Plan and Non-Qualified Deferred Compensation Plan, both of which are defined contribution plans.

Option  Grants.    There were no individual grants of stock  options  made
during the last completed fiscal year to the Named Executive Officers.

Option Exercises and Holdings. The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of April 2, 1998.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year End Option/SAR Values

                                                                                 Value of
                                                      Number of                Unexercised
                                                Securities Underlying          In-The-Money
                                                 Unexercised Options/        Options/SARs at
                   Shares Acquired                  SARs at FY-End            FY-End (1)
                                                 --------------------     ------------------
       Name          on Exercise Value RealizedExercisable Unexercisable  Exercisable Unexercisable
       ----          ----------  -------------- ----------  ------------- -----------   -------------

Stanley H. Durwood            -     $      -       76,250       11,250   $   267,188    $       -

Peter C. Brown                -            -      156,750        2,250     2,209,688            -

Philip M. Singleton      25,400      434,086      131,350        2,250     1,844,563            -

Richard T. Walsh          5,000       89,063       28,375        1,125       376,781            -

Richard M.  Fay               -            -        1,125        1,125         5,766        5,766



(1) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the value of AMCE's Common Stock as of April 2, 1998.

Defined Benefit Retirement and Supplemental Executive Retirement Plans. AMC sponsors a defined benefit retirement plan (the "Retirement Plan") which provides benefits to certain employees of AMC and its subsidiaries based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code (the "Code"), and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. A participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

     AMC also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the Retirement Plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993), the old limit, to $160,000 (in 1998).

     The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under AMC's Retirement Plan and the Supplemental Executive Retirement Plan, assuming retirement in calendar 1998 at age 65 payable in the form of a single life annuity. The benefits are not subject to any deduction for Social Security or other offset amounts. The following table assumes the old limit would have been increased to $265,000 in 1998.


Highest Consecutive
Five year Average
Annual Compensation                  Years of Credited
                       -------------------------------------------------
                           15        20        25        30       35
                           ---       ---       ---       ---      ---

$125,000               $17,716    $23,621   $29,527   $35,432   $41,337
 150,000                21,466     28,621    35,777    42,932    50,087
 175,000                25,216     33,621    42,027    50,432    58,837
 200,000                28,966     38,621    48,277    57,932    67,587
 225,000                32,716     43,621    54,527    65,432    76,337
 250,000                36,466     48,621    60,777    72,932    85,087
 265,000                38,716     51,621    64,527    77,432    90,337


     As of April 2, 1998, the years of credited service under the Retirement Plan for each of the Named Executive Officers were: Mr. Peter
C. Brown, seven years, Mr. Philip M. Singleton, 24 years, Mr. Richard T. Walsh, 23 years; and Mr. Richard M. Fay, two years. The lump sum cash value of the benefit Mr. Stanley H. Durwood has accrued under the Supplemental Executive Retirement Plan in fiscal 1998 is $89,661 and is not included in the Summary Compensation Table.

     AMC has established a Retirement Enhancement Plan ("REP") for the benefit of officers who from time to time may be designated as eligible participants therein by the Board of Directors. The REP is a non-qualified deferred compensation plan designed to provide an unfunded retirement benefit to an eligible participant in an amount equal to (i) sixty percent (60%) of his or her average compensation (including paid and deferred incentive compensation) during the last three full years of employment, less (ii) the sum of (A) such participant's benefits under the Retirement Plan and Social Security, and (B) the amount of a straight life annuity commencing at the participant's normal retirement date attributable to AMC's contributions under the Supplemental Executive Retirement Plan, the 401(k) Savings Plan, the Non-Qualified Deferred Compensation Plan and the Executive Savings Plan. The base amount in clause (i) will be reduced on a pro rata basis if the participant completes fewer than twenty-five (25) years of service. The REP benefit vests upon the participant's attainment of age 55 or completion of fifteen
(15) years of service, whichever is later, and may commence to a vested participant retiring on or after age 55 (who has participated in the plan for at least 5 years) on an actuarially reduced basis (6 2/3% for each of the first five years by which commencement precedes age 65 and an additional 3 1/3% for each year by which commencement precedes age 60). Benefits commence at a participant's normal retirement date (i.e., the later of age 65 or the participant's completion of five years of service with AMC) whether or not the participant continues to be employed by AMC. The accrued benefit payable upon total and permanent disability is not reduced by reason of early commencement. Participants become fully vested in their rights under the REP if their employment is terminated without cause or as a result of a change in control, as defined in the REP. No death, disability or retirement benefit is payable prior to a participant's early retirement date or prior to the date any severance payments to which the participant is entitled cease.

     Presently, Mr. Stanley H. Durwood, Mr. Peter C. Brown and Mr. Philip
M. Singleton have been designated as eligible to participate in the REP. The amount payable to Mr. Durwood with respect to fiscal 1998 under the REP is $345,000 and is not included in the Summary Compensation Table. The estimated annual amounts that Mr. Brown and Mr. Singleton will be eligible to receive under the REP at age 65 are $39,000 and $83,000, respectively; such amounts are based on certain assumptions respecting their future compensation amounts and the amounts of AMC contributions under other plans. Actual amounts received by such individuals under the REP may be different than those estimated.

Compensation of Directors
     Each of AMCE's non-employee directors receives an annual fee of $32,000 for service on the Board of Directors and an additional $4,000 for each committee of the Board on which he serves and, in addition, receives $1,500 and $1,000, respectively, for each Board and Board committee meeting which he attends.

     For the fiscal year ended April 2, 1998, Messrs. Charles J. Egan, Jr., William T. Grant, II, John P. Mascotte and Paul E. Vardeman received $70,000, $66,000, $64,000 and $56,500, respectively, for their services.

     The Board of Directors has also authorized that Messrs. Charles J. Egan, Jr. and Paul E. Vardeman be paid reasonable compensation for their services as members of a special committee (the "Special Committee") appointed to consider the Merger. For the fiscal year ended April 2, 1998, Messrs. Charles J. Egan, Jr. and Paul E. Vardeman each received $30,000 for their services related to the Special Committee.

Employment Contracts, Termination of Employment and Change in Control
Arrangements
     Mr. Stanley H. Durwood has an employment agreement with AMCE and AMC dated January 26, 1996 retaining him as Chairman and Chief Executive Officer and President. It provides for an annual base salary of no less than $500,000, plus payments and awards under AMC's Executive Incentive Program ("EIP"), the 1994 Stock Option and Incentive Plan, as amended and other bonus plans in effect for Executive Officers at a level reflecting his position, plus such other amounts as may be paid under any other compensatory arrangement as determined in the sole discretion of the Compensation Committee. Mr. Durwood's current annual base salary is $567,000. The Company has also agreed to use its best efforts to provide Mr. Durwood up to $5,000,000 in life insurance and to pay the premiums thereon and taxes resulting from such payment. Mr. Durwood's employment agreement has a term of three years and is automatically extended one year on its anniversary date, January 26, so that as of such date each year the agreement has a three-year term. The employment agreement is terminable without severance if he engages in intentional misconduct or a knowing violation of law or breaches his duty of loyalty to the Company. The agreement also is terminable (i) by Mr. Durwood, in the event of the Company's breach, and (ii) by the Company, without cause or in the event of Mr. Durwood's death or disability, in each case with severance payments equal to three times the sum of his annual base salary in effect at the time of termination plus the average of annual incentive or discretionary cash bonuses paid during the three fiscal years preceding the year of termination. The Company may elect to pay such severance payments in monthly installments over a period of three years or in a lump sum after discounting such amount to its then present value. The aggregate amount payable under this employment agreement, assuming termination with severance occurred as of April 2, 1998, was approximately $1,734,000.

     Messrs. Peter C. Brown and Philip M. Singleton each have employment agreements with AMC dated September 26, 1994, providing for annual base salaries of no less than $227,000 and $266,000, respectively, and bonuses resulting from the EIP or other bonus arrangement, if any, as determined from time to time at the sole discretion of the Compensation Committee upon the recommendation of the Chairman of the Board. The current annual base salaries of Messrs. Brown and Singleton are $400,000 and $375,000, respectively. Each employment agreement has a term of two years. On each September 27, commencing in 1995, one year shall be added to the term of each employment agreement, so that each employment agreement shall always have a two-year term as of each anniversary date. Each employment agreement terminates without severance upon such employee's resignation, death or his disability as defined in his employment agreement, or upon AMC's good faith determination that such employee has been dishonest or has committed a breach of trust respecting AMC. AMC may terminate each employment agreement at any time, with severance payments in an amount equal to twice the annual base salary of such employee on the date of termination. Each employee may terminate his employment agreement if Mr. Stanley H. Durwood shall fail to control AMC as defined in the employment agreement and receive severance payments in an amount equal to twice his annual base salary on the date of termination. AMC may elect to pay any severance payments in a lump sum after discounting such amount to its then present value, or over a two-year period. The aggregate value of all severance benefits to be paid to such employee shall not exceed 299% of such employee's "base amount" as defined in the Code for the five-year period immediately preceding the date of termination. The aggregate amount payable to Messrs. Brown and Singleton under these employment agreements, assuming termination by reason of a change of control and payment in a lump sum as of April 2, 1998, were approximately $735,000 and $687,000, respectively.

     Mr. Richard M. Fay has an employment agreement with AMC dated April 16, 1996 which provides for an annual base salary of $275,000. Mr. Fay's current annual base salary is $285,000. Mr. Fay is also eligible to receive payments resulting from the EIP or other bonus arrangement, if any, as determined from time to time in the sole discretion of the Compensation Committee of the Board of Directors of AMC upon the recommendation of the Chief Executive Officer of AMC. The employment agreement has a term of three years, from September 8, 1995 through September 7, 1998. The employment agreement terminates without severance upon Mr. Fay's resignation, death or disability as defined in his employment agreement, or upon AMC's good faith determination that Mr. Fay has been dishonest or has committed a breach of trust respecting AMC. AMC may terminate the employment agreement at any time, with severance payments in an amount equal to, at AMC's option, either (i) Mr. Fay's base salary per month in effect at the time of termination, payable over the remaining term of his employment, or (ii) the net present value of the monthly payments described in (i) above, payable within 30 days of the date of termination. Any severance payable to Mr. Fay shall be reduced by any wages, compensation or income, cash or otherwise, received by Mr. Fay from sources other than AMC during the remaining term of his employment agreement following the date of termination. The aggregate amount payable under this employment agreement, assuming termination with severance occurred as of April 2, 1998, was approximately $116,000.

     As permitted by the 1994 Stock Option and Incentive Plan, stock options granted to participants thereunder provide for acceleration upon the termination of employment within one year after the occurrence of certain change in control events, whether such termination is voluntary or involuntary, or with or without cause. In addition, the Compensation Committee may permit acceleration upon the occurrence of certain extraordinary transactions which may not constitute a change of control.

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


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of May 15, 1998, with respect to beneficial owners of five percent or more of any class of the Company's voting securities:


                Name and Address         Number of Shares    Percent
Title of Class  of Beneficial Owner      Beneficially Owned  of Class

Common Stock    Brian H. Durwood (1)       1,461,203(1)      7.9%(1)
                15840 S.W. Breccia
                Beaverton, OR  97007

                Edward D. Durwood (1)     1,461,203(1)       7.9%(1)
                3001 West 68th Street
                Shawnee Mission, KS 66208

                Peter J.  Durwood (1)      1,461,203(1)      7.9%(1)
                666 West End Avenue
                New York, NY 10025

                Thomas A.  Durwood (1)  1,461,203(1)(2)      7.9%(1)(2)
                P.  O.  Box 7208
                Rancho Santa Fe, CA 92067

                Elissa D.  Grodin (1)      1,461,203(1)      7.9%(1)
                187 Chestnut Hill Road
                Wilton, CT 06897

                Carol D.  Journagan (1)    1,461,203(1)      7.9%(1)
                1323 Granite Creek Drive
                Blue Springs, MO 64015

                EnTrust Capital Inc.(3)    1,397,776(3)      7.9%(3)
                650 Madison Ave.
                New York, NY  10022

Class B Stock   Stanley H. Durwood (1)     5,015,657(1)     100%
                106 West 14th Street
                Kansas City, MO  64105


(1) Mrs. Carol D. Journagan, Mr. Edward D. Durwood, Mr. Thomas A. Durwood, Mrs. Elissa D. Grodin, Mr. Brian H. Durwood and Mr. Peter J. Durwood are the children (the "Durwood Children") of Mr. Stanley H. Durwood, the Co-Chairman of the Board and Chief Executive Officer of AMCE. Mr. Stanley H. Durwood and the Durwood Children (collectively, the "Durwood Family Stockholders") formerly held their stock in the Company through a holding company, DI., and acquired their shares on August 15, 1997 pursuant to the Merger of the Company and DI. As a condition to the Merger, the Durwood Family Stockholders entered into a Stock Agreement and a Registration Agreement with the Company, each dated August 15, 1997, in which they agreed to offer an aggregate of at least 3,000,000 shares of Common Stock in a registered secondary offering, which will be made only by means of a prospectus, between February 15 and August 15, 1998. Of these 3,000,000 shares,
     Mr. Stanley H. Durwood has agreed to offer 500,000 shares, which will be obtained by converting 500,000 shares of Class B Stock. Consummation of the Merger and the registered secondary offering were conditions of a settlement of a stockholders' derivative suit in which Mr. Stanley H. Durwood and his son, Mr. Edward D. Durwood, who is also a Durwood Family Stockholder, were defendants.

     Pursuant to the terms of an Escrow Agreement among the Durwood Family Stockholders and Mercantile Bank of Kansas City (the "Escrow Agreement"), the Durwood Family Stockholders have deposited 3,000,000 shares of stock with the Escrow Agent. A majority of the individual parties may cause shares held in the escrow to be delivered to underwriters in connection with a registered secondary offering. As a result, each of the parties to the Escrow Agreement may be deemed to share investment power over the shares held in escrow, although each has disclaimed beneficial ownership of the shares held in escrow owned of record by the other Durwood Family Stockholders.

     Mr. Stanley H. Durwood beneficially owns 5,015,657 shares of the Company's Class B Stock, which constitute 100% of the outstanding shares of such class. Mr. Stanley H. Durwood has sole voting power over all of these shares of the Company's Class B Stock and sole investment power over 4,515,657 of these shares. The Company's
     Class B Stock and Common Stock presently beneficially owned by Mr. Stanley H. Durwood represent 73.1% of the voting power of the Company's stock other than in the election of directors. Were all the shares of the Company's Class B Stock converted into Common Stock, there would be approximately 23,469,091 shares of Common Stock outstanding, of which Mr. Stanley H. Durwood would beneficially own 5,015,807 shares (assuming such conversion and disregarding the exercise of his outstanding options) or 21.4% of the outstanding number of shares of Common Stock.

     The Company's Class B Stock beneficially owned by Mr. Stanley H. Durwood is held under his Revocable Trust Agreement dated April 14, 1989, as amended, and the 1992 Durwood, Inc. Voting Trust dated December 12, 1992 (the "Voting Trust"). The Voting Trust is the record owner of the shares reported as beneficially owned, and Mr. Stanley H. Durwood is the settlor and sole acting trustee of both trusts. The named successor trustees are Mr. Charles J. Egan, Jr., a Director of the Company, and Mr. Raymond F. Beagle, Jr., the Company's general counsel. Under the terms of his Voting Trust, Mr. Stanley H. Durwood has all voting powers with respect to shares held therein during his lifetime. Thereafter, all voting rights with respect to such shares vest in his successor trustees and any additional trustees whom they might appoint, who shall exercise such rights by majority vote. Unless revoked by Mr. Stanley H. Durwood or otherwise terminated or extended in accordance with its terms, the Voting Trust will terminate in 2030.

     Mr. Stanley H. Durwood has agreed with the Durwood Children that if the price per share to the public of the 2.5 million shares of Common Stock proposed to be sold by the children in connection with a registered secondary offering is less than $18, Mr. Stanley H. Durwood will pay his children the difference between such sale price and $18 (net of applicable underwriting commissions) with respect to
     2.5 million shares, up to $20 million in aggregate amount, in shares of Common Stock, as an adjustment to the original allocation of shares to be received by the Durwood Children in the Merger.
     Mr. Stanley H. Durwood's holdings will diminish and the Durwood Childrens' holdings will increase if the Durwood Children acquire additional shares under such share adjustment. However, based on the number of shares of Common Stock and Class B Stock outstanding as of May 15, 1998, such adjustment should not result in Mr. Stanley H. Durwood owning shares with less than 50% of the combined voting power of the outstanding Company stock unless the market value of the Common Stock at the time of the offering is less than $8.40.
     Mr. Stanley H. Durwood's voting control also will be diluted if he is obligated to dispose of shares to honor tax and other indemnity obligations made by him and the Company in connection with the Merger and other related transactions, or if additional shares of Common Stock are issued under the Company's existing employee benefit plans.

     For a period ending on August 15, 2000, the Durwood Children have agreed to give an irrevocable proxy to the Secretary and each Assistant Secretary of the Company to vote their shares of Common Stock in the election of directors for each candidate in the same proportionate manner as the aggregate votes cast in such elections by other holders of Common Stock not affiliated with the Company.

(2) Mr. Thomas A. Durwood directly owns 1,315,083 shares of the Common Stock and indirectly owns 146,120 shares of Common Stock through The Thomas A. and Barbara F. Durwood Family Investment Partnership, a California limited partnership. Each of Mr. Thomas A. Durwood and his wife serve as trustees of The Thomas A. Durwood and Barbara F. Durwood Family Trust, which is the general partner of this partnership.

(3) As reported in its Schedule 13G dated January 31, 1998. Of these shares, EnTrust Capital, Inc. reports that it has shared voting power with respect to 923,586 shares and shares dispositive power with respect to 1,397,776 shares.

Beneficial Ownership By Directors and Officers
    The following table sets forth certain information as of May 15, 1998, with respect to beneficial ownership by Directors and Executive Officers of the Company's Common Stock and Class B Stock. The amounts set forth below include the vested portion of 589,850 shares of Common Stock subject to options under the Company's 1983 and 1984 Stock Option Plans and the 1994 Stock Option and Incentive Plan held by Executive Officers. Unless otherwise indicated, the persons named are believed to have sole voting and investment power over the shares shown as beneficially owned by them.


                Name of               Amount and Nature          Percent
Title of Class  Beneficial Owner     of Beneficial Ownership     of Class
-------------- -----------------     -----------------------     --------

Common Stock    Stanley  H. Durwood   152,750(1)(2)                  *
                Peter C. Brown           224,000(2)                  1.2%
                Philip M. Singleton      148,600(2)                  *
                Richard T. Walsh          29,550(2)                  *
                Richard M. Fay             1,125(2)                  *
                William T. Grant, II         1,500                   *
                John P. Mascotte             2,000                   *
                Paul E. Vardeman               300                   *

                All Directors and
                 Executive Officers
                 as a group (13 persons,
                 including the
                 individuals
                 named above)              609,868                 3.2%

Class B Stock   Stanley  H. Durwood      5,015,657(1)            100.0%

____________________________________
*Less than one percent.

(1) See Note 1 under "Security Ownership of Certain Beneficial Owners and Management". Mr. Stanley H. Durwood beneficially owns 150 shares of the Company's Common Stock (not including 100 shares owned by his wife, Mrs. Mary Pamela Durwood) and options that are presently exercisable to acquire 152,500 shares of the Company's Common Stock, over which he has sole voting and investment power, which constitute less than 1% of the outstanding shares of such class.

(2) Includes shares subject to presently exercisable options to purchase Common Stock under the Company's 1983 and 1984 Stock Option Plans and the 1994 Stock Option and Incentive Plan, as follows: Mr. Stanley H. Durwood - 152,500 shares; Mr. Peter C. Brown - 224,000 shares;
     Mr. Philip M. Singleton - 133,600 shares; Mr. Richard T. Walsh - 29,500 shares; Mr. Richard M. Fay - 1,125 shares; and all Executive Officers as a group - 589,850 shares.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC and the American and Pacific Stock Exchanges. Executive Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 1998 its Executive Officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them except for Forms 4 for the month of August, 1997 for Mr. Brian H. Durwood, Mr. Peter J. Durwood and Mrs. Elissa D. Grodin (greater-than-10% beneficial owners), who filed their Forms 4 approximately five days past the required due date.


ITEM 13.  Certain Relationships and Related Transactions.

     Since their formation and until August 15, 1997, AMCE and AMC were members of an affiliated group of companies (the "DI affiliated group") beneficially owned by Mr. Stanley H. Durwood and members of his family. Prior to the August 15, 1997 Merger of the Company and DI referred to below, Mr. Stanley H. Durwood was President, Treasurer and the sole Director of DI and Chairman of the Board, Chief Executive Officer and a Director of AMCE and AMC. There have been transactions involving AMCE or its subsidiaries and the DI affiliated group in prior years. AMCE sought to ensure that all transactions with DI or other related parties were fair, reasonable and in the best interests of the Company. In that regard, the Audit Committee of the Board of Directors of AMCE reviewed all material proposed transactions between the Company and DI or other related parties to determine that, in their best business judgment, such transactions met that standard. The Company believes that all transactions described below with DI or other related parties were on terms at least as favorable to the Company as could have been obtained from an unaffiliated third party. The Audit Committee consists of Messrs. Egan, Grant and Mascotte, none of whom are or were officers or employees of the Company nor stockholders, directors, officers or employees of DI. Set forth below is a description of significant transactions which have occurred since April 4, 1997 or involve receivables that remain outstanding as of April 2, 1998.

The Merger
     General.   Effective August 15, 1997, the Company completed the
Merger with its majority stockholder, DI. In connection with the Merger, 2,641,951 shares of the Company's Common Stock and 11,157,000 shares of the Company's Class B Stock owned by DI were canceled and the Company issued 8,783,289 shares of its Common Stock and 5,015,657 shares of its Class B Stock to the DI stockholders. The Merger was accounted for as a corporate reorganization and the recorded balances for consolidated assets, liabilities, total stockholders' equity and results of operations were not affected.

     Mr. Stanley H. Durwood has agreed to indemnify the Company for all losses resulting from any breach by DI of the Merger Agreement or resulting from any liability of DI and for all taxes attributable to DI prior to the effective time of the Merger and all losses in connection therewith.

     Mr. Stanley H. Durwood and Delta Properties, Inc. ("Delta"), a former subsidiary of DI, have agreed, subject to certain limitations, to indemnify the Company for any of DI's Merger expenses which were not paid prior to the effective time of the Merger and for 50% of the Company's expenses in connection with the Merger. During fiscal 1998, Delta reimbursed the Company $1,000,000 for expenses related to the Merger.

     As promptly as practicable after March 31, 2000, the Company will pay Mr. Stanley H. Durwood an amount equal to any credit amounts which have not been used to offset various of his obligations to the Company under the Stock Agreement, the Indemnification Agreement and the Registration Agreement, as such terms are defined below. If such benefits are realized after such date, the related credit amounts will be paid to Mr. Stanley H. Durwood when they are realized. See "The Indemnification Agreement";
"The Stock Agreement" and "The Registration Agreement;  Secondary
Offering".

     For a period for three years after the Merger, the Durwood Children have agreed to give an irrevocable proxy to the Secretary and each Assistant Secretary of the Company to vote their shares of Common Stock in the election of directors for each candidate in the same proportionate manner as the aggregate votes cast in such elections by other holders of Common Stock not affiliated with the Company, its directors and officers. See "The Merger" and "The Stock Agreement".

The Registration Agreement; Secondary Offering. As a condition to the Merger, the Company and the Durwood Family Stockholders have entered into a registration agreement (the "Registration Agreement") pursuant to which the Durwood Family Stockholders have agreed to sell at least 3,000,000 shares of Common Stock in a registered secondary offering, so that the registration statement becomes effective not more than twelve months and not less than six months after the Merger. Consummation of the secondary offering is subject to certain conditions and other rights of the parties. Subject to certain conditions, the expenses of the secondary offering will be borne by Mr. Stanley H. Durwood and Delta. This obligation may be offset by certain credit amounts resulting from the realization by the Company of tax benefits from the utilization of certain tax credits and operation loss carryforwards of DI. See "The Indemnification Agreement."

The Indemnification Agreement. In connection with the Merger, the Durwood Family Stockholders and Delta entered into an agreement (the "Indemnification Agreement") agreeing to indemnify the Company from certain losses and expenses. Pursuant to this agreement, (i) Mr. Stanley
H. Durwood agreed to indemnify the Company from losses resulting from any breach by DI of its representations, warranties and covenants in the Merger Agreement or based upon any liability of DI and for any taxes (or losses incurred by the Company in connection therewith) attributable to DI or its subsidiaries for taxable periods prior to the effective time of the Merger, (ii) each of the Durwood Family Stockholders agreed to (severally and not jointly) indemnify the Company for any losses which it might incur as a result of the breach by such party of certain tax related representations, warranties and covenants made by such party in the Stock Agreement and (iii) subject to certain conditions, Mr. Stanley H. Durwood and Delta agreed to indemnify the Company from and against all of DI's Merger expenses that were not paid prior to the effective time of the Merger and 50% of the Company's Merger expenses.

     Mr. Stanley H. Durwood's obligations (i) to pay DI's unpaid expenses and 50% of the Company's Merger expenses, as required by the Indemnification Agreement, (ii) to pay the Company's expenses in the secondary offering, as required by the Registration Agreement, and (iii) to pay a $2 million penalty and 100% of the Company's Merger expenses if the secondary offering does not occur, as required by the Stock Agreement, may be offset by certain credit amounts resulting from net tax benefits realized by the Company from the utilization by the Company of DI's alternative minimum tax credit carryforwards and Missouri operating loss carryforwards. Any credit amount not so applied will be paid to Mr. Stanley H. Durwood promptly after March 31, 2000. Any credit amount that arises after March 31, 2000 also will be paid promptly to Mr. Stanley H. Durwood. The maximum amount of credit amounts that could be paid Mr. Durwood or could be used to offset his responsibilities to the Company is approximately $1,100,000, reduced by any amounts utilized on separate DI income tax returns for 1996 and the portion of 1997 prior to the effective time of the Merger.

     In Connection with the Merger, the Company has agreed to indemnify the Durwood Children from losses resulting from any breach by the Company of any representation, warranty, covenant or agreement made by it in the Merger Agreement.

      The foregoing indemnification obligations generally will lapse on March 31, 2000.

The Stock Agreement. As a condition precedent to the Merger, the Durwood Family Stockholders entered into an agreement (the "Stock Agreement") which, for three years, limits the ability of the Durwood Children to deposit shares in a voting trust, solicit proxies, participate in election contests or make a proposal concerning an extraordinary transaction involving the Company. Under the Stock Agreement, the Durwood Children have also agreed, among other matters, for a period of three years, (i) to grant an irrevocable proxy to the Secretary and each Assistant Secretary of the Company to vote their shares of Common Stock for each candidate to the Company's Board of Directors in the same proportion as the aggregate votes cast by all other stockholders not affiliated with the Company, its directors or officers and (ii) that the Company will have a right of first refusal with respect to any such shares the Durwood Children wish to sell in a transaction exempt from registration, except for such shares sold in brokers' transactions. The Stock Agreement obligates Mr. Stanley H. Durwood and Delta, whose shares were distributed by DI to the Durwood Family Stockholders before the Merger, to pay the Company $2 million and to reimburse the Company for all of its Merger expenses if the registered secondary offering is not consummated within 12 months after the Merger. This obligation may be offset by certain credit amounts resulting from the realization by the Company of tax benefits from the utilization of certain tax credits and operating loss carryforwards of DI. See "The Indemnification Agreement."

Other Matters. Periodically, the Company and DI or Delta reconciled any amounts owed by one company to the other. Charges to the intercompany account have included payments made by the Company on behalf of DI or Delta. The largest balance owed by DI or Delta to the Company during fiscal 1998 was $500,000. As of April 2, 1998, DI or Delta owed the Company $0.

     Ms. Marjorie D. Grant, a Vice President of AMC and the sister of Mr. Stanley H. Durwood, has an employment agreement with AMCE providing for an annual base salary of no less than $110,000, an automobile and, at the sole discretion of the Chief Executive Officer of AMCE, a year-end bonus. Ms. Grant's current annual base salary is $110,000. During fiscal 1998, Ms. Grant received a bonus of $10,000 and a lump sum payment in lieu of a base salary increase of $4,400. Ms. Grant's employment agreement, executed July 1, 1996, terminates on June 30, 1999, or upon her death or disability. The agreement provides that in the event Mr. Stanley H. Durwood fails to control the management of AMCE by reason of its sale, merger or consolidation, or because of his death or disability, or for any other reason, then AMCE and Ms. Grant would each have the option to terminate the agreement. In such event, AMCE would pay to Ms. Grant in cash a sum equal to the aggregate cash compensation, exclusive of bonus, to the end of the term of her employment under the agreement, after discounting such amount to its then present value using a discount rate equal to the prime rate of interest published in The Wall Street Journal on the date of termination. The aggregate amount payable under the employment agreement, assuming termination by reason of a change of control and payment in a lump sum as of April 2, 1998, was approximately $130,000.

     Since July 1992, Mr. Jeffery W. Journagan, a son-in-law of Mr. Stanley H. Durwood, has been employed by a subsidiary of AMCE. Mr. Journagan's current salary is approximately $82,540 and he received a bonus for fiscal 1998 in the amount of $1,127.

     During fiscal 1998, the Company retained Polsinelli, White, Vardeman & Shalton, P.C., to provide certain legal services to a subsidiary of AMCE. Mr. Vardeman, who is a director of AMCE, was a director, officer and shareholder of that firm until his retirement from such firm in November 1997.

     During fiscal 1998, the Company sold the real estate assets associated with 13 megaplexes to EPT, a real estate investment trust, for an aggregate purchase price of $283,800,000. The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The Company leases two additional theatres from EPT under the same terms as those included in the Sale and Lease Back Transaction. Annual rentals for these two theatres are based on an estimated fair value of $49,000,000 for the theatres. The Company has granted an option to EPT to acquire a theatre under construction for the cost to the Company of developing and constructing such property. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. Mr. Peter C.
Brown, Co-Chairman of the Board, President and Chief Financial Officer of AMCE is also the Chairman of the Board of Trustees of EPT.

     For a description of certain employment agreements between the Company and Messrs. Stanley H. Durwood, Peter C. Brown, Philip M.
Singleton and Richard M. Fay, see "Employment Contracts, Termination of Employment and Change in Control Arrangements."



                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    The following financial statements are included in
       Part II, Item 8:
                                                                    Page

     Report of Independent Accountants                               23
     Consolidated Statements of Operations -
       Fiscal years (52/53 weeks) ended
       April 2, 1998, April 3, 1997 and
       March 28, 1996                                                24
     Consolidated Balance Sheets - April 2, 1998
       and April 3, 1997                                             25
     Consolidated Statements of Cash Flows-
       Fiscal years (52/53 weeks)
       ended April 2, 1998, April 3, 1997
       and March 28, 1996                                            26
     Consolidated Statements of Stockholders' Equity-
       Fiscal years (52/53 weeks)
       ended April 2, 1998, April 3, 1997 and March 28, 1996         27
     Notes to Consolidated Financial Statements-
       Fiscal years (52/53 weeks) ended
       April 2, 1998, April 3, 1997 and March 28, 1996               28
     Statements of Operations By Quarter (Unaudited) -
       Fiscal years (52/53 weeks) ended
       April 2, 1998 and April 3, 1997                               42


(a)(2) Financial Statement Schedules - Not applicable.

(b)    Reports on Form 8-K

     On January 9, 1998, the Company filed a Form 8-K reporting under Item 5 the sale and subsequent lease back of three megaplex theatres to EPT.

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

                              AMC ENTERTAINMENT INC.

                              By:  /s/ Stanley H. Durwood
                                        Stanley H. Durwood,
                                        Co-Chairman of the Board


                              Date:    June  18, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Stanley H. Durwood      Co-Chairman of the
      Stanley H. Durwood      Board, Chief               June  18, 1998
                              Executive Officer
                              and Director


/s/  Charles J. Egan, Jr.    Director                    June  18, 1998
      Charles J. Egan, Jr.


/s/  William T. Grant, II    Director                    June  18, 1998
      William T. Grant, II


/s/  John P. Mascotte        Director                    June  18, 1998
      John P. Mascotte


/s/  Paul E. Vardeman        Director                    June  18, 1998
      Paul E. Vardeman


/s/  Peter C. Brown          Co-Chairman of the
      Peter C. Brown          Board, President,          June  18, 1998
                              Chief Financial
                              Officer and Director


/s/  Philip M. Singleton     Executive Vice
      Philip M. Singleton     President, Chief           June  18, 1998
                              Operating Officer
                              and Director


/s/  Richard L. Obert        Senior Vice President
Richard L. Obert              - Chief Accounting and     June  18, 1998
                             Information Officer

EXHIBIT INDEX


EXHIBIT NUMBER DESCRIPTION
   2.1          Agreement and Plan of Merger dated as of March 31, 1997 between AMC Entertainment Inc. and
                Durwood, Inc. (together with Exhibit A, "Pre-Merger Action Plan")
                (Incorporated by reference from Exhibit 2.1 to the Company's Registration
                Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

   2.2          Stock Agreement among AMC Entertainment Inc. and Stanley H. Durwood, his children: Carol D.
                Journagan, Edward D. Durwood, Thomas A. Durwood, Elissa D. Grodin, Brian H.
                Durwood and Peter J. Durwood (the "Durwood Children"), The Thomas A. and
                Barbara F. Durwood Family Investment Partnership (the "TBD Partnership") and
                Delta Properties, Inc. (Incorporated by reference from Exhibit 99.3 to
                Amendment No. 2 to Schedule 13D of Stanley H. Durwood filed September 30,
                1997).

   2.3          Registration
                Agreement among AMC Entertainment Inc. and the Durwood Children and Delta
                Properties, Inc. (Incorporated by reference from Exhibit 99.2 to Amendment No.
                2 to Schedule 13D of Stanley H. Durwood filed September 30, 1997).

   2.4(a)       Indemnification Agreement dated as of March 31, 1997 among AMC Entertainment Inc., the Durwood
                Family Stockholders and Delta Properties, Inc., together with Exhibit B thereto (Escrow Agreement) (Incorporated by reference from Exhibit 2.4(a) to the Company's Registration Statement on Form S-4 (File No. 333-25755) filed
                April 24, 1997).

   2.4(b)       Durwood Family Settlement Agreement (Incorporated by reference from Exhibit 99.1 to Schedule
                13D of Durwood, Inc. and Stanley H. Durwood filed May 7, 1996).

   2.4(c)       First Amendment to Durwood Family Settlement Agreement (Incorporated by reference from Exhibit
                2.4(c) to the Company's Registration Statement on Form S-4 (File No. 333-
                25755) filed April 24, 1997).

   2.4(d)       Second Amendment to Durwood Family Settlement Agreement dated as of August 15, 1997, among Stanley
                H. Durwood, the Durwood Children and the TBD Partnership (Incorporated by
                reference from Exhibit 99.7 to Amendment No. 2 to Schedule 13D of Stanley H.
                Durwood filed September 30, 1997).

   3.1.         Amended and Restated Certificate of Incorporation of AMC Entertainment Inc. (as amended on December
                2, 1997) (Incorporated by reference from Exhibit 3.1 to AMCE's Form 10-Q (File
                No. 1-8747) dated January 1, 1998).

   3.2.         Bylaws of AMC Entertainment Inc. (Incorporated by reference from Exhibit 3.3 to AMCE's Form
                10-Q (File No. 0-12429) for the quarter ended December 26, 1996).

   4.1(a)       Amended and Restated Credit Agreement dated as of April 10, 1997, among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent, and Bank of
                America National Trust and Savings Association, as Documentation Agent, and
                Various Financial Institutions, as Lenders, together with the following exhibits thereto: significant subsidiary guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-4
                (File No. 333-25755) filed April 24, 1997).

   4.1(b)       Second Amendment, dated January 16, 1998, to Amended and Restated Credit Agreement dated as of
                April 10, 1997 (Incorporated by Reference from Exhibit 4.2 to the Company's
                Form 10-Q (File No. 1-8747) for the quarter ended January 1, 1998).

   4.2(a)       Indenture dated March 19, 1997, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated
                Notes due 2009 (Incorporated by reference from Exhibit 4.1 to the Company's
                Form 8-K (File No. 1-8747) dated March 19, 1997).

   4.2(b)       First Supplemental Indenture respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes
                due 2009 (Incorporated by reference from Exhibit 4.4(b) to Amendment No. 2. to the Company's Registration Statement on Form S-4 (File No.333-29155) filed
                August 4, 1997).

   4.3          In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long term debt of the Registrant have been omitted but will be furnished to the
                Commission upon request.

   10.1.        AMC Entertainment Inc. 1983 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to
                AMCE's Form S-1 (File No. 2-84675) filed June 22, 1983).

   10.2.        AMC Entertainment Inc. 1984 Employee Stock Purchase Plan (Incorporated by reference from Exhibit
                28.1 to AMCE's Form S-8 (File No. 2-97523) filed July 3, 1984).

   10.3.        AMC Entertainment Inc. 1984 Employee Stock Option Plan (Incorporated by reference from Exhibit
                28.1 to AMCE's S-8 and S-3 (File No. 2-97522) filed July 3, 1984).

   10.3.(a)     AMC Entertainment Inc. 1994 Stock Option and Incentive Plan, as amended (Incorporated by reference from Exhibit 10.1 to AMCE's Form 10-Q (File No. 0-12429) for the
                quarter ended December 26, 1996).

   10.3.(b)     Form of Non-Qualified (NON-ISO) Stock Option Agreement (Incorporated by reference from
                Exhibit 10.2 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended
                December 26, 1996).

    10.4.       American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated
                January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to
                AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

   10.5.(a)     Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc.
                dated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.7 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

   10.5.(b)     AMC Supplemental Executive Retirement Plan dated January 1, 1994 (Incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 30, 1995).

   10.6.        Employment Agreement between American Multi-Cinema, Inc. and Philip M. Singleton (Incorporated by
                reference from Exhibit 10(a) to AMCE's Form 10-Q (File No. 1-8747) for the
                quarter ended September 29, 1994).

   10.7.        Employment Agreement between American Multi-Cinema, Inc. and Peter C. Brown (Incorporated by
                reference from Exhibit 10(b) to AMCE's Form 10-Q (File No.1-8747) for the
                quarter ended September 29, 1994).

   10.8.        Disability Compensation Provisions respecting Stanley H. Durwood (Incorporated by reference from Exhibit 10.12 to AMCE's Form S-1 (File No. 33-48586) filed
                June 12, 1992, as amended).

   10.9.        Executive Medical Expense Reimbursement and Supplemental Accidental Death or Dismemberment
                Insurance Plan, as restated effective as of February 1, 1991 (Incorporated by reference from Exhibit 10.13 to AMCE's Form S-1 (File No. 33-48586) filed
                June 12, 1992, as amended).

   10.10.       Division Operations Incentive Program (incorporated by reference from Exhibit 10.15 to AMCE's Form
                S-1 (File No. 33-48586) filed June 12, 1992, as amended).

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

   10.12.       Mutual Release and Indemnification Agreement dated May 28, 1993, among Exhibition Enterprises
                Partnership, Cinema Enterprises, Inc., American Multi-Cinema, Inc., TPI
                Entertainment, Inc. and TPI Enterprises, Inc. (Incorporated by reference from
                Exhibit 10.30 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended
                April 1, 1993).

   10.13.       Assignment and Assumption Agreement between Cinema Enterprises II, Inc. and TPI
                Entertainment, Inc. (Incorporated by reference from Exhibit 10.31 to AMCE's
                Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

   10.14.       Confidentiality Agreement dated May 28,1993, among TPI Entertainment, Inc., TPI
                Enterprises, Inc., Exhibition Enterprises Partnership, Cinema
                Enterprises, Inc., Cinema Enterprises II, Inc. and American Multi-Cinema, Inc.
                (Incorporated by reference from Exhibit 10.32 to AMCE's Form 10-K (File No.
                1-8747) for the fiscal year ended April 1, 1993).

   10.15.       Termination Agreement dated May 28, 1993, among TPI Entertainment, Inc., TPI
                Enterprises, Inc. Exhibition Enterprises Partnership, American
                Multi-Cinema, Inc., Cinema Enterprises, Inc., AMC Entertainment Inc.,
                Durwood, Inc., Stanley H. Durwood and Edward D. Durwood (Incorporated by
                reference from Exhibit 10.33 to AMCE's Form 10-K (File No. 1-8747) for the
                fiscal year ended April 1, 1993).

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

   10.19.       AMC Non-Qualified Deferred Compensation Plans (Incorporated by reference from Exhibit 10.37 to
                Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No.
                33-51693) filed February 18, 1994).

   10.20.       Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Stanley H.
                Durwood (Incorporated by reference from Exhibit 10.32 to AMCE's Form 10-K
                (File No. 0-12429) for the fiscal year ended March 28, 1996).

   10.21.       Real Estate Contract dated November 1, 1995 among Richard M. Fay, Mary B. Fay and American
                Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.33 to AMCE's
                Form 10-K (File No. 0-12429) for the fiscal year ended March 28, 1996).

   10.22.       American Multi-Cinema, Inc. Retirement Enhancement Plan (Incorporated by reference from
                Exhibit 10.26 to AMCE's Registration Statement on Form S-4 (File No. 333-
                25755) filed April 24, 1997).

   10.23.       Employment Agreement between American Multi-Cinema, Inc. and Richard M. Fay (Incorporated by
                reference from Exhibit 10.1 to AMCE's Form 10-Q (File No. 0-12429) for the
                quarter ended June 27, 1996).

   10.24.       American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from
                Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-
                25755) filed April 24, 1997).

   *10.25.      Limited Partnership Agreement of Planet Movies Company, L.P.  dated October 17, 1997.

   16.          Letter regarding change in certifying accountant (Incorporated by reference from Exhibit 19.6 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended July 2, 1992).

   *21.         Subsidiaries of AMC Entertainment Inc.

   *23.         Consent of Coopers & Lybrand L.L.P. to the use of their report of independent accountants included in Item 8 of this annual report.

   *27.         Financial Data Schedule


_______

*    Filed herewith

      EXHIBIT 21.


      AMC ENTERTAINMENT INC.  AND SUBSIDIARIES
      AMC ENTERTAINMENT INC.
        American Multi-Cinema, Inc.
        AMC Entertainment International, Inc.
           AMC Entertainment International Limited
             AMC Entertainment EspaZa S.A.
             Actividades Multi-Cinemas E Espectaculos, LDA
             AMC Theatres of  U.K., Limited
           AMC De Mexico, S.A., De C.V.
           AMC Europe S.A.
        National Cinema Network, Inc.
        AMC Realty, Inc.
           Centertainment, Inc.
        AMC License Corp.
        AMCPH Holdings, Inc.




      All subsidiaries are wholly-owned.





      EXHIBIT 23.








                    CONSENT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri



We consent to the incorporation by reference in the registration statement of AMC Entertainment Inc. on Form S-8 (File Nos. 33-58129, 2-92048, 2-97522 and 2-97523) of our report dated May 1, 1998, on our audits of the consolidated financial statements of AMC Entertainment Inc. as of April 2, 1998 and April 3, 1997, and for each of the three years (53/52 weeks) ended April 2, 1998, which report is included in this Annual Report on Form 10-K.



/s/ COOPERS & LYBRAND L.L.P.
Kansas City, Missouri
June 17, 1998

      EXHIBIT 27


      FDS SCHEDULE