Form 10-K/A
period 1998-07-02
AMC ENTERTAINMENT INC
filed 1998-08-04
CIK 722077

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                             (AMENDMENT NO. 1)
          (Mark One)
        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended April 2, 1998
                                    OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _________________ to
                          ______________________
                       Commission file number 1-8747
                          AMC ENTERTAINMENT INC.
          (Exact name of registrant as specified in its charter)
         Delaware                                 43-1304369
(State or other jurisdiction of
incorporation or organization)                (I.R.S.  Employer
                                                Identification No.)
   106 West 14th Street
     P. O. Box 419615
  Kansas City, Missouri                           64141-6615
(Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (816) 221-4000 Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
Title of each class                               on which registered

Common Stock, 66 2/3 cents par value          American Stock Exchange,Inc.
                                              Pacific Stock Exchange, Inc.

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

                                                Number of shares
Title  of each class of common stock        Outstanding as of May  15,1998

Common Stock, 66 2/3 cents par value                   18,453,434
Class B Stock, 66 2/3 cents par value                   5,015,657

      AMC Entertainment Inc., hereby amends Part IV, Item 14 (c) of its Annual Report on Form 10-K for the year ended April 2, 1998 to include the amended Exhibit Index of Form 10-K.


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(c)    Exhibits

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

                              AMC ENTERTAINMENT INC.



                              By:  /s/  Richard L. Obert
                                   Richard L. Obert
                                   Senior Vice President - Chief
                                   Accounting and Information Officer

                              Date:August 4, 1998

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

**10.25. Limited Partnership Agreement of Planet Movies Company, L.P. dated October 17, 1997.

    10.26. Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of AMCE's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

    10.27. Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc. , as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of AMCE's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

    10.28. Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment, Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of AMCE's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

    10.29. Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit
                10.4  of   AMCE's Current Report on Form 8-K (File  No.  1-
                8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres:
                Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30, Huebner Oaks 24, First
                Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30 and Hampton Town Center 24.

    10.30. Guaranty of Lease dated November 21, 1997 between AMC Entertainment, Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from
                Exhibit 10.5 of AMCE's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30, Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquete 30 and Hampton Town Center 24.

    16. Letter regarding change in certifying accountant (Incorporated by reference from Exhibit 19.6 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended July 2,
                1992).

**   21.        Subsidiaries of AMC Entertainment Inc.

  *   23.       Consent  of  Coopers & Lybrand L.L.P. to the use  of  their report of independent accountants included in Item 8 of this annual report.

**  27.         Financial Data Schedule.



_______

*    Filed herewith
**   Previously filed with this report on Form 10-K.