Form 10-Q
period 1998-07-02
AMC ENTERTAINMENT INC
filed 1998-08-12
CIK 722077

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

      (Mark One)
          [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 2, 1998

                                   OR

      [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from .........  to ...........
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
                                              Number of Shares
      Title of Each Class of Common Stock   Outstanding as of July 2, 1998

      Common Stock, 66 2/3 cents par value            18,453,434
      Class B Stock, 66 2/3 cents par value            5,015,657

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                   INDEX
                                                           Page Number

                     PART I  -  FINANCIAL INFORMATION

 Item 1.    Financial Statements
             Consolidated Statements of Operations               3
             Consolidated Balance Sheets                         4
             Consolidated Statements of Cash Flows               5
             Notes to Consolidated Financial Statements          7

 Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results of Operations    9

 Item 3.    Quantitative and Qualitative Disclosures
             About Market Risk                                  16

                       PART II  -  OTHER INFORMATION

 Item 1.    Legal Proceedings                                   16

 Item 6.    Exhibits and Reports on Form 8-K                    18

            Signatures                                          20

                     PART I  -   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                                             Thirteen
                                                           Weeks Ended
                                                        July 2,   July 3,
                                                          1998      1997
                                                          ----      ----
                                                           (Unaudited)
Revenues
 Admissions                                            $155,020  $125,998
 Concessions                                             73,817    59,072
 Other                                                   10,213     9,392
                                                       -------- ---------
     Total revenues                                     239,050   194,462
Expenses
 Film exhibition costs                                   85,208    71,142
 Concession costs                                        11,450    10,056
 Other                                                  106,288    78,472
                                                        -------  --------
     Total cost of operations                           202,946   159,670
 General and administrative                              14,601    14,755
 Depreciation and amortization                           20,342    16,367
                                                        -------  --------
     Total expenses                                     237,889   190,792
                                                        -------   -------
     Operating income                                     1,161     3,670

Other expense (income)
  Interest expense
    Corporate borrowings                                  6,386     5,899
    Capital lease obligations                             2,160     2,346
  Investment income                                       (286)     (172)
  Gain on disposition of assets                         (1,393)   (1,178)
                                                       --------  --------

Loss before income taxes                                (5,706)   (3,225)
Income tax provision                                    (2,650)   (1,386)
                                                       --------  --------
Net loss                                             $  (3,056)  $(1,839)
                                                       ========  ========
Preferred dividends                                           -     1,369
                                                       -------- ---------
Net loss for common shares                            $ (3,056)  $(3,208)
                                                       ========  ========
Loss per share:
 Basic                                                $   (0.13) $  (0.18)
                                                       ========  ========
 Diluted                                              $   (0.13) $  (0.18)
                                                       ========  ========


              See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except  share data)

                                                        July 2,    April 2,
                                                          1998         1998
                                                          ----         ----
                                                     (Unaudited)
                                  ASSETS
Current assets:
 Cash and equivalents                                 $  34,767   $ 9,881
 Receivables, net of allowance for
  doubtful accounts of
  $741 as of July 2, 1998 and $706 as
  of April 2, 1998                                       15,818    13,018
 Reimbursable construction advances                      25,571    58,488
 Other current assets                                    29,197    25,736
                                                       --------  --------
  Total current assets                                  105,353   107,123
Property, net                                           598,422   562,158
Intangible assets, net                                   21,646    22,066
Other long-term assets                                  102,480   104,433
                                                       --------  --------
  Total assets                                         $827,901  $795,780
                                                       ========  ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 86,083  $ 72,633
  Construction payables                                  17,440    24,588
  Accrued expenses and other liabilities                 78,419    72,598
  Current maturities of corporate borrowings and
    capital lease obligations                             4,039     4,017
                                                       --------  --------
  Total current liabilities                             185,981   173,836
Corporate borrowings                                    375,500   348,990
Capital lease obligations                                49,534    50,605
Other long-term liabilities                              80,509    82,894
                                                       --------  --------
  Total liabilities                                     691,524   656,325
Stockholders' equity:
  $1.75 Cumulative Convertible Preferred Stock,
   66 2/3 cents par value;
    0 shares issued and outstanding as of
    July 2, 1998 and
    1,800,331 shares issued and outstanding as
    of April 2, 1998
    (aggregate liquidation preference of $0 and
    $45,008 as of July 2, 1998
    and April 2, 1998, respectively)                          -     1,200
  Common Stock, 66 2/3 cents par value; 18,473,934
  and 15,376,811 shares
    issued as of July 2, 1998 and April 2, 1998,
    respectively                                         12,316    10,251
  Convertible Class B Stock, 66 2/3 cents par value;
  5,015,657 shares issued
    and outstanding as of July 2, 1998 and
    April 2, 1998                                         3,344     3,344
  Additional paid-in capital                            106,713   107,676
  Foreign currency translation adjustment               (3,613)   (3,689)
  Retained earnings                                      17,986    21,042
                                                       --------  --------
                                                        136,746   139,824
  Less - Common Stock in treasury, at cost,
    20,500 shares as of July 2, 1998
    and April 2, 1998                                     (369)     (369)
                                                       --------  --------
  Total stockholders' equity                            136,377   139,455
                                                       --------  --------
  Total liabilities and stockholders' equity           $827,901  $795,780
                                                       ========  ========
              See Notes to Consolidated Financial Statements.



                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share data)


                                                             Thirteen
                                                           Weeks Ended
                                                        July 2,    July 3,
                                                          1998       1997
                                                          ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)
Cash flows from operating activities:
  Net loss                                          $  (3,056)   $(1,839)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization                       20,342     16,367
    Gain on disposition of long-term assets            (1,393)    (1,178)
    Change in assets and liabilities:
       Receivables                                     (2,800)    (1,040)
       Other current assets                            (3,461)    (1,824)
       Accounts payable                                  9,238      (512)
       Accrued expenses and other liabilities            7,391      9,713
    Other, net                                             155      (213)
                                                      --------   --------
 Net cash provided by operating activities              26,416     19,474
                                                      --------   --------
Cash flows from investing activities:
 Capital expenditures                                 (63,082)   (94,162)
 Proceeds from sale/leasebacks                               -          -
 Net change in reimbursable construction advances       32,917   (26,912)
 Proceeds from disposition of long-term assets           8,354      2,446
 Other, net                                            (2,463)    (7,934)
                                                      --------   --------
  Net cash used in investing activities               (24,274)  (126,562)
                                                      --------   --------
Cash flows from financing activities:
  Net borrowings under revolving Credit Facility        26,500     90,000
  Principal payments under capital lease obligations   (1,049)      (877)
  Change in cash overdrafts                              4,212      8,032
  Change in construction payables                      (7,148)     11,756
  Dividends paid on $1.75 Preferred Stock                    -    (1,389)
  Other, net                                              (98)      (635)
                                                      --------   --------
  Net cash provided by financing activities             22,417     106,887
                                                      --------   --------
  Effect of exchange rate changes on cash
  and equivalents                                          327      (269)
                                                      --------   --------
Net increase (decrease) in cash and equivalents         24,886      (470)
                                                      --------   --------
Cash and equivalents at beginning of period              9,881     24,715
                                                      --------   --------
Cash and equivalents at end of period                $  34,767  $  24,245
                                                      ========   ========


                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                             Thirteen
                                                           Weeks Ended
                                                       July 2,    July 3,
                                                         1998       1997
                                                       --------   --------
                                                           (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest (net of amounts capitalized
    of $1,509 and $1,859)                         $    5,118     $  4,795
    Income taxes paid                                   2,146       4,994



              See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JULY 2, 1998
                                (Unaudited)

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

      Prior to fiscal 1998, NCN was consolidated with the Company as of a fiscal period end that was one period earlier than the Company' fiscal period end. Beginning in fiscal year 1998, this one-period reporting lag was eliminated and NCN results for 1998 include activity for eighteen weeks.

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended April 2, 1998. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the
Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended July 2, 1998 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 1, 1999.

      The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - STOCKHOLDERS' EQUITY

      During the thirteen weeks ended July 2, 1998, various holders of the Company's Convertible Preferred Stock converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends.

NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   Thirteen Weeks Ended
                                                   July 2,      July 3,
                                                     1998         1997
                                                   --------     --------
                                        (in thousands, except per share data)
Numerator:
  Net loss                                     $  (3,056)  $   (1,839)
  Less: Preferred dividends                             -         1,369
                                                 --------      --------

  Net loss for basic and diluted
  earnings per share                           $  (3,056)    $  (3,208)
                                                 ========      ========
Denominator:
  Shares for basic and diluted earnings
  per share - average shares outstanding           23,105        18,006
                                                 ========      ========

Basic earnings per share                      $       (.13) $       (.18)
                                                  ========     ========

Diluted earnings per share                    $       (.13) $       (.18)
                                                  ========     ========

      During the thirteen weeks ended July 2, 1998, all outstanding shares of the Convertible Preferred Stock were either converted or redeemed. During the thirteen weeks ended July 3, 1997, dividends and shares from conversion of Convertible Preferred Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the thirteen weeks ended July 2, 1998 and July 3, 1997, shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the thirteen weeks ended July 3, 1997, contingently issuable shares were excluded from the diluted earnings per share calculation because the conditions necessary for their issuance were not satisfied.


NOTE 4 - COMPREHENSIVE INCOME

      During the thirteen weeks ended July 2, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. The adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

      The  components of comprehensive income for the thirteen weeks  ended
July 2, 1998 and July 3, 1997 are as follows:

                                                   Thirteen Weeks Ended
                                                    July 2,       July 3,
                                                      1998          1997
                                                    --------      --------
                                                      (in thousands)
Net loss                                       $  (3,056)    $  (1,839)
Foreign currency translation adjustment                76        (247)
                                                 --------      --------

Comprehensive income                           $  (2,980)    $  (2,086)
                                                 ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This section contains certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include words or phrases such as the Company or its management "believes," "expects," "anticipates," "intends," "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the expectations of the Company include, among others: (i) the Company's ability to enter into various financing programs; (ii) the performance of films licensed by the Company; (iii) competition; (iv) construction delays; (v) the ability to open new theatres and screens as currently planned; (vi) general economic conditions, including adverse changes in inflation and prevailing interest rates; (vii) demographic changes; (viii) increases in the demand for real estate; and (ix) changes in real estate, zoning and tax laws. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operating Results

      Set  forth  in  the  table below is a summary of  revenues,  cost  of operations,  general and administrative, and depreciation and  amortization
expenses   attributable  to  the  Company's  domestic   and   international
theatrical  exhibition  operations and the Company's on-screen  advertising business.


                                    Thirteen Weeks Ended
                                    July 2,      July 3,
                                      1998         1997        % Change
                                      ----         ----        --------
                                   (Dollars in thousands)
Revenues
 Domestic
  Admissions                      $149,469      $121,312          23.2%
  Concessions                       72,581        58,086          25.0
  Other                              4,311         3,434          25.5
                                   226,361       182,832          23.8
 International
  Admissions                         5,551         4,686          18.5
  Concessions                        1,236           986          25.4
  Other                                  3            47         (93.6)
                                     6,790         5,719          18.7
On-screen advertising and other      5,899         5,911           (.2)
     Total revenues               $239,050      $194,462          22.9%
                                   =======       =======         =====
Cost of Operations
 Domestic
  Film exhibition costs          $  82,330     $  68,660          19.9%
  Concession costs                  11,071         9,642          14.8
  Rent                              36,641        20,980          74.6
  Other                             62,972        50,125          25.6
                                  --------      --------        ------
                                   193,014       149,407          29.2
International
  Film exhibition costs              2,878         2,482          16.0
  Concession costs                     379           414          (8.5)
  Rent                               1,311         1,474         (11.1)
  Other                              1,472         1,504          (2.1)
                                     6,040         5,874           2.8
On-screen advertising and other      3,892         4,389         (11.3)
                                 ---------     ---------         -----
     Total cost of operations     $202,946      $159,670          27.1%
                                  ========      ========        ======

General and Administrative
  Corporate and domestic         $  12,143     $  11,626           4.4%
  International                      1,357         1,478          (8.2)
  On-screen advertising
   and other                         1,101         1,651         (33.3)%
  Total general and
  administrative                 $  14,601     $  14,755          (1.0)%
                                  ========      ========        ======
Depreciation and Amortization
  Corporate and domestic         $  19,252     $  15,146          27.1%
  International                        531           616         (13.8)
  On-screen advertising and other      559           605          (7.6)
     Total depreciation and
     amortization                $  20,342     $  16,367          24.3%
                                  ========      ========        ======

Thirteen weeks ended July 2, 1998 and July 3, 1997.

      Revenues. Total revenues increased 22.9%, or $44,588,000, during the thirteen weeks ended July 2, 1998 compared to the thirteen weeks ended July 3, 1997.

      Total domestic revenues increased 23.8%, or $43,529,000, from the prior year. Admissions revenues increased 23.2%, or $28,157,000, due to a 20.2% increase in attendance, which contributed $24,546,000 of the increase, and a 2.5% increase in average ticket prices, which contributed $3,611,000 of the increase. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 22 new megaplexes with 532 screens since July 3, 1997. Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 7.1% decrease in attendance at comparable multiplexes (theatres opened before the first quarter of fiscal year 1998) and the closure or sale of 22 multiplexes with 118 screens since July 3, 1997. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 25.0%, or $14,495,000, due to the increase in total attendance, which contributed $11,753,000 of the increase, and a 3.9% increase in average concessions per patron, which contributed $2,742,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     Total international revenues increased 18.7%, or $1,071,000, from the prior year. Admissions revenues increased 18.5%, or $865,000, due primarily to an increase in attendance of 27.5% produced in the aggregate by the Arrabida 20 in Portugal and the Canal City 13 in Japan for the thirteen weeks ended July 2, 1998 compared to the thirteen weeks ended July 3, 1997. Concessions revenues increased $250,000, due primarily to the increase in total attendance. International revenues were negatively impacted by the strengthening of the U.S. dollar. The stronger U.S. dollar did not have a material impact to net earnings.

      On-screen advertising and other revenues decreased 0.2%, or $12,000, from the prior year due primarily to a difference in the number of periods included in the prior year's results of operations from the Company's on-screen advertising business compared to the current year.

      Cost of Operations. Total cost of operations increased 27.1%, or $43,276,000, during the thirteen weeks ended July 2, 1998 compared to the thirteen weeks ended July 3, 1997.

      Total domestic cost of operations increased 29.2%, or $43,607,000, from the prior year. Film exhibition costs increased 19.9%, or $13,670,000, due to higher attendance, which contributed $15,936,000 of the increase, offset by a decrease in the percentage of admissions paid to film distributors which reduced film exhibition costs by $2,266,000. As a percentage of admissions revenues, film exhibition costs were 55.1% in the current year compared with 56.6% in the prior year. Film exhibition costs in the prior year included the effects of a change in attendance patterns and the popularity of films released during that period which had higher film exhibition terms. Attendance was more concentrated in the early weeks for the films released during the prior period, which typically results in higher film exhibition costs. During the thirteen weeks ended July 2, 1998, attendance patterns were not as concentrated in the early weeks after release and the popularity of films released during that period had typical film exhibition terms. Concession costs increased 14.8%, or $1,429,000, due to the increase in concessions revenues, which contributed $2,406,000 of the increase, offset by a decrease in concession costs as a percentage of concessions revenues which produced a decline in concession costs of $977,000. As a percentage of concessions revenues, concession costs were
15.3% in the current year compared with 16.6% in the prior year. Rent expense increased 74.6%, or $15,661,000, due to the higher number of screens in operation, the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes, and the sale and lease back during the second half of the prior year of the real estate assets associated with 13 megaplexes, including seven theatres opened during fiscal 1998, to Entertainment Properties Trust ("EPT"), a real estate investment trust (the "Sale and Lease Back Transaction"). Other cost of operations increased 25.6%, or $12,847,000, from the prior year due to the higher number of screens in operation. As a percentage of revenues, other cost of operations was 27.8% during the current year as compared with 27.4% in the prior year.

     Total international cost of operations increased 2.8%, or $166,000, from the prior year. Film exhibition costs increased 16.0%, or $396,000, due to higher attendance, offset by a decrease in the percentage of admissions paid to film distributors. Rent expense decreased 11.1%, or $163,000, and other cost of operations decreased 2.1%, or $32,000, from the prior year. International cost of operations were positively impacted by the strengthening of the U.S. dollar. The stronger U.S. dollar did not have a material impact to net earnings.

     On-screen advertising and other cost of operations decreased 11.3%, or $497,000, primarily as a result of the change in the number of periods included in the results of operations of the Company's on-screen advertising business.

      General and Administrative. General and administrative expenses decreased 1.0%, or $154,000, during the thirteen weeks ended July 2, 1998.

      Corporate and domestic general and administrative expenses increased 4.4%, or $517,000. International general and administrative expenses decreased 8.2%, or $121,000, and on-screen advertising and other general and administrative expenses decreased 33.3%, or $550,000, primarily due to a change in the number of periods included in the prior year's results of operations of the Company's on-screen advertising business.

       Depreciation and Amortization. Depreciation and amortization increased 24.3%, or $3,975,000, during the thirteen weeks ended July 2, 1998. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan, which was partially offset by lower depreciation and amortization as a result of reduced carrying amounts of impaired multiplex assets.

      Interest Expense. Interest expense increased 3.7%, or $301,000, during the thirteen weeks ended July 2, 1998 compared to the prior year. The increase in interest expense resulted primarily from an increase in average outstanding borrowings related to the Company's expansion plan.

      Gain on Disposition of Assets. Gain on disposition of assets increased 18.3%, or $215,000, during the thirteen weeks ended July 2, 1998 and includes the sale of two of the Company's multiplexes during the current year and the sale of one multiplex in the prior year.

      Income Tax Provision. The provision for income taxes decreased $1,264,000 to a benefit of $2,650,000 during the thirteen weeks ended July 2, 1998 from a benefit of $1,386,000 in the prior year. The effective tax rate was 46.4% for the thirteen weeks ended July 2, 1998 compared to 43.0% for the thirteen weeks ended July 3, 1997. The change in the effective tax rate is primarily due to an increase in estimated non-deductible expenses as a percentage of estimated pre-tax earnings.

      Net   Earnings.   Net   earnings decreased $1,217,000 during the
thirteen weeks ended July 2, 1998 to a loss of  $3,056,000 from a loss
of $1,839,000 in the prior year.   Net loss  per common share, after
deducting preferred dividends, was $.13 compared to a loss of $.18 in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $26,416,000, and $19,474,000 for the thirteen weeks ended July 2, 1998 and July 3, 1997, respectively.

      The Company is currently expanding its domestic theatre circuit and entering select international markets. During the current fiscal year, the Company opened 2 megaplexes with 42 screens and acquired one multiplex with 5 screens. The Company plans to continue this expansion by opening 309 screens, including 95 in international markets, in 13 megaplexes during the remainder of fiscal 1999. In addition, the Company sold 2 multiplexes with 13 screens and discontinued operating one managed theatre with one screen resulting in a circuit total of 46 megaplexes with 1,029 screens and 183 multiplexes with 1,446 screens as of July 2, 1998.


      The  costs  of  constructing new theatres are funded by  the  Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. Historically, the Company has owned and paid for the equipment necessary to fixture a theatre; however, it is considering other methods of providing for its equipment needs, including operating leases. During fiscal 1999, 3 new theatres and 47 screens were leased from developers. As of July 2, 1998, the Company had construction in progress of $79,419,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $25,571,000. The Company had 13 megaplexes with 309 screens under construction on July 2, 1998.

      During the thirteen weeks ended July 2, 1998, the Company had capital expenditures of $63,082,000 and estimates that total capital expenditures for 1999 will aggregate approximately $280 million. Included in these amounts are assets which the Company may place into sale and leaseback or other comparable financing programs, which will have the effect of reducing the Company's net cash outlays.

      The Company's Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .1875% to .375% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. As of July 2, 1998, the Company had outstanding borrowings of $176,500,000 under the Credit Facility at an average interest rate of 6.6% per annum, and $248,500,000 was available for borrowing under the Credit Facility.

       Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of July 2, 1998, the Company was in compliance with all financial covenants relating to the Credit Facility.

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

      The Company has granted an option to EPT to acquire a theatre under construction for the cost to the Company of developing and constructing such property. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any megaplex theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. As of July 2, 1998, the Company had one megaplex under construction that would be subject to EPT's right of first refusal and first offer to purchase should the Company seek to dispose of such megaplex. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

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

      During the thirteen weeks ended July 2, 1998, various holders of the Company's Convertible Preferred Stock converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends. Preferred Stock dividend payments decreased $1,389,000 during the thirteen weeks ended July 2, 1998 compared to the prior year as a result of the conversions.

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

New Accounting Pronouncements

      During fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal years beginning after June 15, 1999. The statement will become effective for the Company in fiscal 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

      During fiscal 1999, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company currently capitalizes such costs and amortizes them over a two-year period. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt this statement in fiscal 2000, which will result in a cumulative effect adjustment to the Company's results of operations and financial position based on balances as of April 1, 1999. Had the Company adopted SOP 98-5 at the beginning of fiscal 1999, such adjustment would have been approximately $10.6 million, before taxes.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

      The Company is party to various legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

      On June 9, 1998, the Civil Rights Division of the Department of Justice advised the Company that a lawsuit has been authorized against the Company to remedy an alleged pattern or practice of violations of Title III of the ADA at the Company's newly constructed and renovated motion picture theatres having stadium-style seating. The threat of litigation followed an investigation of private complaints initially involving two megaplexes, during which the Company voluntarily provided the Justice Department with information on and access to other theatres. Based on its investigation, the Department of Justice alleges that the Company has violated Section 303 of the ADA at newly constructed and renovated theatres by failing to comply with published "Standards for Accessible Design" involving lines of sight and other matters, and is operating theatres in violation of Section 302 of the ADA because persons whose disabilities prevent them from climbing stairs are denied access to stadium-style seating. The Company has had preliminary discussions with the Department of Justice concerning this matter and is reviewing the Department's allegations. Although no assurance can be given, the Company believes that the Department's allegations can be resolved in a manner which will not materially adversely affect the Company's financial condition, liquidity or results of operations.

      In an unrelated action filed on March 5, 1998 in the United States District Court for the District of Arizona, Howard Bell v. AMC 24 Theatres, CIV 98 0390, a private plaintiff is alleging that the Company has violated the ADA for not dispersing accessible seating or providing accessible signage at a megaplex located in Phoenix, Arizona. The plaintiff seeks an injunction against continued operation of the megaplex in violation of the ADA. The Company has filed an answer denying the plaintiff's allegations.

     On July 27, 1998, in the United States District Court for the Northern District of California, Drexler Technology Corporation filed an action against each of Sony Corporation and its affiliated companies and Dolby Laboratories, Inc., and has included as defendants various motion picture distributors and exhibitors, including AMC, Drexler Technology Corp. v. Sony corp. et al, C98-02936, and Drexler Technology Corp. v. Dolby Labs. et al, C98-02935. These actions allege infringement of two patents relating to optical data storage and retrieval systems, which are allegedly infringed by the encoding of digital sound on motion picture films. These infringement allegations are based on the production, distribution and exhibition of film with Sony Dynamic Digital Sound (SDDS) or Dolby Digital technology. Plaintiff seeks an injunction against continued use of this technology and also seeks damages.

      AMC currently utilizes SDDS systems with respect to 2,338 of its screens and owns 136 portable systems employing Dolby Digital technology. Pursuant to AMC's contractual arrangements with Sony Cinema Products Corporation ("Sony Cinema"), a subsidiary of Sony Corporation of America, Sony Cinema is obligated to indemnify, defend and hold harmless AMC from and against any and all liabilities, damages, losses, costs and expenses (including attorneys' fees) suffered or incurred by AMC in connection with any third party claim for alleged infringement of any patent, trademark or similar right relating to the SDDS systems. The agreement with Sony Cinema provides that Sony Cinema at its expense and option, shall (i) settle or defend against such a claim, (ii) procure for AMC the right to use the SDDS systems in a manner that will cause them to perform as originally intended under the agreement between AMC and Sony Cinema; (iii) replace or modify the SDDS systems to avoid infringement; or (iv) remove the SDDS systems from AMC's facilities (at such time and in such manner as to not disrupt AMC's business operations) and refund to AMC the purchase price less depreciation. The Company does not have similar contractual rights with respect to the Dolby systems, however, these systems represent only approximately 6% of the digital sound systems used by the Company. As a result, although no assurance can be given, the Company believes that these actions will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

                               EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997) (Incorporated by reference from Exhibit 3.1 to AMCE's Form 10-Q (File No. 1-8747) dated January 1, 1998).

3.2 Bylaws of AMC Entertainment Inc. (Incorporated by reference from Exhibit 3.3 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended December 26, 1996).

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


*27           Financial Data Schedule


_______

*    Filed herewith

(b)  Reports on Form 8-K

      On July 16, 1998, the Company filed a Form 8-K reporting under Item 5(a) the earnings for the first quarter of fiscal 1999 and under Item 5(b) the Company's unaudited Consolidated Statements of Operations for the thirteen weeks ended July 2, 1998 and July 3, 1997 and the unaudited Consolidated Balance Sheets as of July 2, 1998 and April 2, 1998.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date: August 12, 1998                /s/ Peter C. Brown
                                         Peter C. Brown
                                         Co-Chairman of the Board,
                                         President  and  Chief   Financial
                                         Officer



Date: August 12, 1998                /s/ Richard L. Obert
                                         Richard L. Obert
                                         Senior Vice President-
                                         Chief Accounting and
                                         Information Officer