Form 10-Q
period 1998-10-01
AMC ENTERTAINMENT INC
filed 1998-11-09
CIK 722077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

      (Mark One)
      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 1, 1998

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
                                              Number of Shares
      Title of Each Class of Common Stock     Outstanding as of
                                                October 1, 1998

      Common Stock, 66 2/3 cents par value            19,427,098
      Class B Stock, 66 2/3 cents par value            4,041,993

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                    INDEX
                                                           Page Number

                      PART I  -  FINANCIAL INFORMATION

  Item 1.      Financial Statements
               Consolidated Statements of Operations             3
               Consolidated Balance Sheets                       4
               Consolidated Statements of Cash Flows             5
               Notes to Consolidated Financial Statements        7
  Item 2.      Management's Discussion and Analysis
               of Financial Condition and Results of Operations  9

  Item 3.      Quantitative and Qualitative Disclosures
               About Market Risk                                 21

                        PART II  -  OTHER INFORMATION

  Item 1.      Legal Proceedings                                 21
  Item 6.      Exhibits and Reports on Form 8-K                  23

               Signatures                                        25

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)

                                  Thirteen              Twenty-six
                               Weeks Ended             Weeks Ended
                            October 1,October 2,   October 1,  October 2,
                               1998      1997         1998        1997
                               ----      ----         ----        ----
                                   (Unaudited)          (Unaudited)
Revenues
 Admissions                 $188,739  $144,719      $343,759  $270,717
 Concessions                  88,745    66,355       162,562   125,427
 Other                        11,568     8,554        21,781    17,907
                            --------  --------      --------  --------
 Total revenues              289,052   219,628       528,102   414,051
Expenses
 Film exhibition costs       104,196    80,838       189,404   151,980
 Concession costs             13,693     9,851        25,143    19,907
 Other                       112,107    79,819       218,395   158,252
                            --------  --------      --------  --------
 Total cost of operations    229,996   170,508       432,942   330,139
 General and administrative   15,599    12,097        30,200    26,852
 Depreciation and
  amortization                21,030    16,522        41,372    32,889
 Impairment of long-lived
  assets                           -    46,998             -    46,998
                            --------  --------      --------  --------
Total expenses               266,625   246,125       504,514   436,878
                            --------  --------      --------  --------
 Operating income (loss)      22,427  (26,497)        23,588  (22,827)

Other expense (income)
  Interest expense
Corporate borrowings           6,188     7,062        12,574    12,961
Capital lease obligations      2,134     2,343         4,294     4,689
  Investment income            (365)     (509)         (651)     (681)
  Loss (gain) on disposition
   of assets                      35   (1,318)       (1,358)   (2,496)
                            --------  --------      --------  --------

Earnings (loss) before
 income taxes                 14,435  (34,075)         8,729  (37,300)
Income tax provision           6,550  (13,714)         3,900  (15,100)
                            --------  --------      --------  --------
Net earnings (loss)           $7,885$ (20,361)        $4,829 $(22,200)
                            ========  ========      ========   ========
Preferred dividends                -     1,283             -     2,651
                            --------  --------      --------  --------
Net earnings (loss) for
  common shares               $7,885$ (21,644)        $4,829  $(24,851)
                            ========  ========      ========   ========
Earnings (loss) per share:
  Basic                         $.34   $ (1.18)        $ .21    $(1.37)
                            ========  ========      ========   ========
  Diluted                       $.33   $ (1.18)        $ .21    $(1.37)
                            ========  ========      ========   ========


               See Notes to Consolidated Financial Statements.
                                      3

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except  share data)
                                                       October 1,   April 2,
                                                          1998       1998
                                                          ----      ----
                                                       (Unaudited)
                                   ASSETS
Current assets:
 Cash and equivalents                                  $ 19,632  $  9,881
 Receivables, net of allowance for doubtful
   accounts of $663 as of October 1, 1998
   and $706 as of April 2, 1998                          15,372    13,018
 Reimbursable construction advances                      25,450    58,488
 Other current assets                                    27,568    25,736
                                                       --------  --------
Total current assets                                     88,022   107,123
Property, net                                           638,876   562,158
Intangible assets, net                                   20,906    22,066
Other long-term assets                                  103,752   104,433
                                                       --------  --------
  Total assets                                         $851,556  $795,780
                                                       ========  ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  61,037  $ 72,633
  Construction payables                                  10,848    24,588
  Accrued expenses and other liabilities                 76,055    72,598
  Current maturities of corporate borrowings and
capital lease obligations                                 3,979     4,017
                                                       --------  --------
  Total current liabilities                             151,919   173,836
Corporate borrowings                                    431,015   348,990
Capital lease obligations                                46,477    50,605
Other long-term liabilities                              85,310    82,894
                                                       --------  --------
  Total liabilities                                     714,721   656,325
Stockholders' equity:
  $1.75 Cumulative Convertible Preferred
   Stock, 66 2/3 cents par value;
   1,800,331 shares issued and outstanding
   as of April 2, 1998
   (aggregate liquidation preference of $45,008
   as of April 2, 1998)                                      -      1,200
  Common Stock, 66 2/3 cents par value; 19,447,598
   and 15,376,811 shares
   issued as of October 1, 1998 and April 2, 1998,
   respectively                                          12,965    10,251
  Convertible Class B Stock, 66 2/3 cents par value;
   4,041,993 and 5,015,657 shares
   issued and outstanding as of October 1, 1998 and
   April 2, 1998, respectively                            2,695     3,344
  Additional paid-in capital                            106,713   107,676
  Foreign currency translation adjustment               (2,461)   (3,689)
  Retained earnings                                      25,871    21,042
                                                       --------  --------
                                                        145,783   139,824
  Less:
Employee notes for Common Stock purchases               (8,579)         -
Common Stock in treasury, at cost,
  20,500 shares as of October 1, 1998 and April 2, 1998   (369)     (369)
                                                       --------  --------
  Total stockholders' equity                            136,835   139,455
                                                       --------  --------
  Total liabilities and stockholders' equity           $851,556  $795,780
                                                       ========   ========

               See Notes to Consolidated Financial Statements.
                                      4


                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share data)
                                                            Twenty-six
                                                           Weeks Ended
                                                       October 1,October 2,
                                                          1998       1997
                                                          ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)

Cash flows from operating activities:
  Net earnings (loss)                                 $  4,829 $ (22,200)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
Impairment of long-lived assets                              -     46,998
Depreciation and amortization                           41,372     32,889
Deferred income taxes                                        -   (19,270)
Gain on disposition of long-term assets                (1,358)    (2,496)
Change in assets and liabilities:
   Receivables                                         (2,354)    (1,964)
   Other current assets                                (1,832)    (1,125)
   Accounts payable                                   (11,855)    (9,864)
   Accrued expenses and other liabilities                7,152     10,991
Other, net                                                 401      (352)
                                                      --------   --------
   Net cash provided by operating activities            36,355     33,607
                                                      --------   --------
Cash flows from investing activities:
  Capital expenditures                               (116,130)  (173,811)
  Net change in reimbursable construction advances      33,038   (39,162)
  Proceeds from disposition of long-term assets          8,712      3,446
  Other, net                                           (8,351)    (9,634)
                                                      --------   --------
  Net cash used in investing activities               (82,731)  (219,161)
                                                      --------   --------
Cash flows from financing activities:
  Net borrowings under revolving Credit Facility        82,000    165,000
  Principal payments under capital lease obligations   (4,166)    (1,741)
  Change in cash overdrafts                                259      8,046
  Change in construction payables                     (13,740)     18,564
  Funding of employee notes for Common Stock
   purchases, net                                      (8,579)          -
  Dividends paid on $1.75 Preferred Stock                    -    (2,673)
  Other, net                                              (98)      (682)
                                                      --------   --------
  Net cash provided by financing activities             55,676    186,514
                                                      --------   --------
Effect of exchange rate changes on cash and
   equivalents                                             451      (112)
                                                      --------   --------
Net increase in cash and equivalents                     9,751        848
Cash and equivalents at beginning of period              9,881     24,715

                                                      --------   --------
Cash and equivalents at end of period                $  19,632 $   25,563
                                                      ========   ========


                                      5

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                            Twenty-six
                                                           Weeks Ended
                                                      October 1, October 2,
                                                         1998      1997
                                                         ----      ----
                                                           (Unaudited)
Cash paid during the period for:
  Interest (net of amounts capitalized
   of $3,509 and $3,572)                            $  19,805   $  20,226
  Income taxes paid                                     2,859       6,384





               See Notes to Consolidated Financial Statements.
                                      6

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               OCTOBER 1, 1998
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout the United States and in Japan and Portugal. The Company is actively pursuing additional international locations and subsequent to October 1, 1998 opened its third international theatre in Barcelona, Spain. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc. ("NCN").

      Prior to fiscal 1998, NCN was consolidated with the Company as of a fiscal period end that was one period earlier than the Company's fiscal period end. Beginning in fiscal year 1998, this one-period reporting lag was eliminated and NCN results for 1998 include activity for thirty-one weeks.

      The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended April 2, 1998. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen and twenty-six weeks ended October 1, 1998 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 1, 1999.

      The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - STOCKHOLDERS' EQUITY

      During the twenty-six weeks ended October 1, 1998, various holders of the Company's Convertible Preferred Stock converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends.

     On August 11, 1998, the Company and its Co-Chairman and Chief Executive Officer, Mr. Stanley H. Durwood, together with his six children (the "Durwood Family Stockholders") completed a registered secondary offering of 3,300,000 shares of Common Stock (the "Secondary Offering") owned by the Durwood Family Stockholders. In connection with the Secondary Offering, Mr. Stanley H. Durwood converted 500,000 shares of Convertible Class B Stock to 500,000 shares of Common Stock. Additionally, pursuant to an agreement with his children, Mr. Stanley H. Durwood converted 473,664 shares of Convertible Class B Stock to Common Stock for delivery to his children.

      On August 11, 1998, the Company loaned one of its officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in the Secondary
Offering.   On September 14, 1998, the Company loaned $3,765,000 to  another of its officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans are unsecured and are due in August and September of 2003, respectively, may be prepaid in part or full without penalty, and are represented by promissory notes which bear interest at a rate at least equal to the applicable federal rate prescribed by Section 1274
(d) of the Internal Revenue Code in effect on the date of such loans
(5.57% per annum) payable at maturity.

     The Company's Board of Directors has also approved a loan under terms similar to those described above to Mr. Stanley H. Durwood not to exceed $10,000,000 to purchase up to 500,000 shares of the Company's Common Stock.


NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                               October 1,  October 2,  October 1, October 2,
                                    1998      1997       1998      1997
                                   ----       ----       ----      ----
                                   (in thousands, except per share data)
Numerator:
  Net earnings (loss)          $  7,885 $ (20,361)   $  4,829 $(22,200)
  Less: Preferred dividends            -     1,283          -     2,651
                                --------  --------   --------   --------
Net earnings (loss) for
   basic and diluted earnings
    per share                    $7,885 $ (21,644)     $4,829 $ (24,851)
                                ========  ========   ========   ========
Denominator:
  Shares for basic earnings
   per share -
   average shares outstanding    23,469     18,382     23,287    18,194
  Stock options                     150          -        178         -
                                --------  --------   --------   --------
Shares for diluted earnings
   per share                      23,619    18,382     23,465     18,194
                                ========  ========   ========   ========
Basic earnings per share         $   0.34  $ (1.18)     $.21    $ (1.37)
                                ========  ========   ========   ========
Diluted earnings per share       $   0.33  $ (1.18)     $.21    $ (1.37)
                                ========   ========   ========  ========

     During the thirteen weeks ended July 2, 1998, all outstanding shares of Convertible Preferred Stock were either converted or redeemed. During the thirteen and twenty-six weeks ended October 2, 1997, dividends and shares issuable upon conversion of Convertible Preferred Stock, shares issuable upon exercise of options to purchase shares of Common Stock, and contingently issuable shares were excluded from the earnings per share calculation because they were anti-dilutive.

NOTE 4 - COMPREHENSIVE INCOME

      During the current year, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. The adoption of this statement had no impact on the Company's consolidated financial position, results of operations or cash flows. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

      The components of comprehensive income for the thirteen and twenty-six weeks ended October 1, 1998 and October 2, 1997 are as follows:

                              Thirteen Weeks Ended    Twenty-six Weeks Ended
                               October 1, October 2,  October 1, October 2,
                                     1998     1997      1998       1997
                                     ----     ----      ----       ----
                                            (in thousands)

Net earnings (loss)              $  7,885  $(20,361)  $  4,829  $(22,200)
Foreign currency translation
 adjustment                         1,152      (469)     1,228      (716)
                                 --------   --------  --------   --------
Comprehensive income               $9,037  $(20,830)    $6,057  $(22,916)
                                 ========   ========  ========  ========

NOTE 5 - INTERNAL USE SOFTWARE

     During fiscal 1999, the Company early adopted Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or
Obtained  for  Internal  Use.   SOP 98-1 requires  companies  to  capitalize
certain internal-use software costs once certain criteria are met. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

                      Thirteen Weeks Ended        Twenty-six Weeks Ended
                          Oct 1,   Oct 2,             Oct 1,  Oct 2,
                          1998     1997  % Change     1998    1997  % Change
                          ----     ----  --------     ----    ----  --------
                                      (Dollars in thousands)
Revenues
  Domestic
    Admissions          $181,933 $138,603   31.3% $331,402  $259,915    27.5%
    Concessions           87,226   65,050   34.1   159,807   123,136    29.8
    Other                  4,671    3,693   26.5     8,982     7,127    26.0
                        -------- ---------  ----- --------- --------   -----
                         273,830  207,346   32.1   500,191   390,178    28.2
  International
    Admissions             6,806    6,116   11.3    12,357    10,802    14.4
    Concessions            1,519    1,305   16.4     2,755     2,291    20.3
    Other                     61       10     *         64        18      *
                        -------- ---------  ----- ---------- -------   -----
                           8,386    7,431   12.9    15,176    13,111    15.8
  On-screen advertising
      and other            6,836    4,851   40.9    12,735    10,762    18.3
                        -------- ---------  ----- ---------  -------   -----
      Total revenues    $289,052 $219,628   31.6% $528,102  $414,051    27.5%
Cost of Operations
  Domestic
    Film exhibition
     costs              $100,461 $  77,397   29.8% $182,791  $146,057    25.2%
    Concession costs      13,241     9,423   40.5    24,312    19,065    27.5
    Rent                  38,135    21,674   75.9    74,776    42,654    75.3
    Other                 66,667    51,282   30.0   129,639   101,407    27.8
                        --------  --------  ----- -------- - --------   -----
                         218,504   159,776   36.8   411,518   309,183    33.1
  International
    Film exhibition costs  3,735    3,441    8.5     6,613      5,923    11.6
    Concession costs         452      428    5.6       831        842    (1.3)
    Rent                   1,315    1,498  (12.2)    2,626      2,972   (11.6)
    Other                  1,643    1,467   12.0     3,115      2,932     6.2
                        -------- ---------  ----- -----------  ------   -----
                           7,145    6,834    4.6    13,185     12,669     4.1
  On-screen advertising
      and other            4,347    3,898   11.5     8,239      8,287    (0.6)
                        -------- ---------  ----- -----------  ------   -----
      Total cost of
      operations        $229,996 $170,508   34.9% $432,942   $330,139    31.1%
                        ======== ========  ====== =========   =======   ======

General and Administrative
  Corporate and domestic $11,399  $9,534   19.6% $ 23,542   $ 21,160   11.3%
  International            3,074    1,666   84.5    4,431      3,144    40.9
  On-screen advertising
      and other            1,126      897   25.5    2,227      2,548   (12.6)
                        -------- ---------  ----- ---------  --------   -----
      Total general and
    administrative       $15,599 $ 12,097   28.9% $ 30,200   $ 26,852   12.5%
                        ======== ========  ====== =========   =======   ======
Depreciation and Amortization
  Corporate and domestic $19,973 $ 15,258  30.9% $ 39,225   $  30,404   29.0%
  International              497      671  (25.9)    1,028      1,287   (20.1)
  On-screen advertising
      and other              560      593   (5.6)    1,119      1,198    (6.6)
                        -------- ---------  ----- ---------  --------   -----

     Total depreciation
      and amortization  $ 21,030 $ 16,522   27.3% $ 41,372    $ 32,889   25.8%
                        ========  ========  ====== ========   ========   ======

*Percentage change in excess of 100%.


Thirteen weeks ended October 1, 1998 and October 2, 1997.

      Revenues. Total revenues increased 31.6%, or $69,424,000, during the thirteen weeks ended October 1, 1998 compared to the thirteen weeks ended October 2, 1997.

     Total domestic revenues increased 32.1%, or $66,484,000, from the prior year. Admissions revenues increased 31.3%, or $43,330,000, due to a 25.8% increase in attendance, which contributed $35,753,000 of the increase, and a 4.3% increase in average ticket prices, which contributed $7,577,000 of the increase. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 23 new megaplexes with 560 screens since October 2, 1997 and an 8.5% increase in attendance at comparable megaplexes (theatres opened before the second quarter of fiscal year 1998). Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 3.9% decrease in attendance at comparable multiplexes and the closure or sale of 17 multiplexes with 100 screens since October 2, 1997. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 34.1%, or $22,176,000, due to the increase in total attendance, which contributed $16,780,000 of the increase, and a 6.6% increase in average concessions per patron, which contributed $5,396,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     Total international revenues increased 12.9%, or $955,000, from the prior year. Admissions revenues increased 11.3%, or $690,000, due primarily to an increase in attendance of 24.7% produced in the aggregate by the Arrabida 20 in Portugal and the Canal City 13 in Japan for the thirteen weeks ended October 1, 1998 compared to the thirteen weeks ended October 2, 1997. Concessions revenues increased 16.4%, or $214,000, due primarily to the increase in total attendance. International revenues were negatively impacted by the strengthening of the U.S. dollar. The stronger U.S. dollar did not have a material impact on consolidated net earnings.

       On-screen  advertising  and  other  revenues  increased   40.9%,   or
$1,985,000, from the prior year due primarily to an increase in the number of screens served, a result of NCN's expansion program.

      Cost of Operations. Total cost of operations increased 34.9%, or $59,488,000, during the thirteen weeks ended October 1, 1998 compared to the thirteen weeks ended October 2, 1997.

     Total domestic cost of operations increased 36.8%, or $58,728,000, from the prior year. Film exhibition costs increased 29.8%, or $23,064,000, due to higher attendance, which contributed $24,196,000 of the increase, offset by a decrease in the percentage of admissions paid to film distributors, which reduced film exhibition costs by $1,132,000. As a percentage of admissions revenues, film exhibition costs were 55.2% in the current year compared with 55.8% in the prior year. Concession costs increased 40.5%, or $3,818,000, due to the increase in concessions revenues, which contributed $3,212,000 of the increase, and an increase in concession costs as a percentage of concessions revenues which produced an increase in concession costs of $606,000. As a percentage of concessions revenues, concession costs were 15.2% in the current year compared with 14.5% in the prior year. Rent expense increased 75.9%, or $16,461,000, due to the higher number of screens in operation, the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes, and the sale and lease back during the second half of the prior year of the real estate assets associated with 13 megaplexes, including seven theatres opened during fiscal 1998, to Entertainment Properties Trust ("EPT"), a real estate investment trust (the "Sale and Lease Back Transaction"). Other cost of operations increased 30.0%, or $15,385,000, from the prior year due to the higher number of screens in operation. As a percentage of revenues, other cost of operations was 24.3% during the current year as compared with 24.7% in the prior year.

     Total international cost of operations increased 4.6%, or $311,000, from the prior year. Film exhibition costs increased 8.5%, or $294,000, due to higher attendance, offset by a decrease in the percentage of admissions paid to film distributors. Rent expense decreased 12.2%, or $183,000, and other cost of operations increased 12.0%, or $176,000, from the prior year. International cost of operations were positively impacted by the strengthening of the U.S. dollar. The stronger U.S. dollar did not have a material impact on consolidated net earnings.

      On-screen advertising and other cost of operations increased 11.5%, or $449,000, due to an increase in the number of screens served as a result of the Company's expansion program.

      General  and  Administrative.   General  and  administrative  expenses
increased 28.9%, or $3,502,000, during the thirteen weeks ended October 1, 1998.

      Corporate and domestic general and administrative expenses increased 19.6%, or $1,865,000, primarily due to additional bonus expense due to improved profitability of the Company and increased payroll and other costs associated with the Company's expansion program.

      International general and administrative expenses increased 84.5%, or $1,408,000, primarily due to the Company's international expansion program.

      On-screen advertising and other general and administrative expenses increased 25.5%, or $229,000, due to an increase in the number of screens served, as a result of the Company's expansion program,

     Depreciation and Amortization. Depreciation and amortization increased 27.3%, or $4,508,000, during the thirteen weeks ended October 1, 1998. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan, which was partially offset by lower depreciation and amortization as a result of reduced carrying amounts of impaired multiplex assets.

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

     Interest Expense. Interest expense decreased 11.5%, or $1,083,000, during the thirteen weeks ended October 1, 1998 compared to the prior year. The decrease in interest expense resulted primarily from a decrease in average outstanding borrowings.

      Gain (Loss) on Disposition of Assets. Gain on disposition of assets decreased $1,353,000 from a gain of $1,318,000 in the prior year to a loss of $35,000 during the thirteen weeks ended October 1, 1998. The prior year results include the sale of one of the Company's multiplexes.

      Income Tax Provision. The provision for income taxes increased $20,264,000 to an expense of $6,550,000 during the thirteen weeks ended October 1, 1998 from a benefit of $13,714,000 in the prior year. The effective tax rate was 45.4% for the thirteen weeks ended October 1, 1998 compared to 40.2% for the thirteen weeks ended October 2, 1997. The change in the effective tax rate is primarily due to an increase in estimated non-deductible expenses as a percentage of estimated pre-tax earnings.

        Net   Earnings.    Net   earnings increased  $28,246,000 during the
thirteen weeks ended October  1,  1998  to earnings  of $7,885,000
from a loss of $20,361,000 in the prior year.    Net earnings  per
common share, after deducting preferred dividends,  was  $.34 comparedto a loss of $1.18 in the prior year.

Twenty-six Weeks Ended October 1, 1998 and October 2, 1997

      Revenues. Total revenues increased 27.5%, or $114,051,000, during the twenty-six weeks ended October 1, 1998 compared to the twenty-six weeks ended October 2, 1997.

      Total domestic revenues increased 28.2%, or $110,013,000, from the prior year. Admissions revenues increased 27.5%, or $71,487,000, due to a 23.2% increase in attendance, which contributed $60,299,000 of the increase, and a 3.5% increase in average ticket prices, which contributed $11,188,000 of the increase. Attendance at megaplexes increased as a result of the addition of 23 new megaplexes with 560 screens since October 2, 1997 and a 2.3% increase in attendance at comparable megaplexes (theatres opened before the first quarter of fiscal year 1998). Attendance at multiplexes decreased due to a 5.5% decrease in attendance at comparable multiplexes and the closure or sale of 17 multiplexes with 100 screens since October 2, 1997. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 29.8%, or $36,671,000, due to the increase in total attendance, which contributed $28,567,000 of the increase, and a 5.3% increase in average concessions per patron, which contributed $8,104,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     Total international revenues increased by 15.8%, or $2,065,000, from the prior year. Admissions revenues increased 14.4%, or $1,555,000, due primarily to an increase in attendance of 26.0% produced in the aggregate by the Arrabida 20 in Portugal and the Canal City 13 in Japan for the twenty-six weeks ended October 1, 1998 compared to the twenty-six weeks ended October 2, 1997. Concessions revenues increased 20.3%, or $464,000, due primarily to the increase in total attendance. International revenues were negatively impacted by the strengthening of the U.S. dollar. The stronger U.S. dollar did not have a material impact on consolidated net earnings.

       On-screen advertising and other revenues increased 18.3%, or $1,973,000, due to an increase in the number of screens served, a result of NCN's expansion program, offset by a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

      Cost of Operations. Total cost of operations increased 31.1%, or $102,803,000, during the twenty-six weeks ended October 1, 1998 compared to the twenty-six weeks ended October 2, 1997.

      Total domestic cost of operations increased 33.1%, or $102,335,000, from the prior year. Film exhibition costs increased 25.2%, or $36,734,000, due to higher attendance, which contributed $40,172,000 of the increase, offset by a decrease in the percentage of admissions paid to film distributors, which caused a decrease of $3,438,000. As a percentage of admissions revenues, film exhibition costs decreased to 55.2% in the current year compared with 56.2% in the prior year. Film exhibition costs in the first thirteen weeks of the prior year included the effects of a change in attendance patterns and the popularity of films released during the period which had higher film exhibition terms. Attendance was more concentrated in the early weeks for the films released during the first quarter of the prior year, which typically results in higher film exhibition costs. The 27.5%, or $5,247,000, increase in concession costs is attributable to the increase in concessions revenues, which contributed $5,678,000 of the increase, offset by a decrease in concession costs as a percentage of concessions revenue which produced a decrease in concession costs of $431,000. As a percentage of concessions revenues, concession costs decreased from 15.5% to 15.2%. Rent expense increased 75.3%, or $32,122,000, due to the higher number of screens in operation, the growing number of megaplexes in the Company's circuit, which generally have higher rent per screen than multiplexes, and the Sale and Lease Back Transaction. Other cost of operations increased 27.8%, or $28,232,000. As a percentage of total revenues, other cost of operations decreased from 26.0% in the prior year to 25.9% in the current year.

     Total international cost of operations increased 4.1%, or $516,000, from the prior year. Film exhibition costs increased 11.6%, or $690,000, due to higher attendance offset by a decrease in the percentage of admissions paid to film distributors. Rent expense decreased 11.6%, or $346,000, and other cost of operations increased 6.2%, or $183,000, from the prior year. International cost of operations were positively impacted by the strengthening of the U.S. dollar. The stronger U.S. dollar did not have a material impact on consolidated net earnings.

      On-screen advertising and other cost of operations decreased .6%, or $48,000, primarily as a result of the decrease in the number of periods included in the results of operations of the Company's on-screen advertising business.

      General  and  Administrative.   General  and  administrative  expenses
increased 12.5%, or $3,348,000, during the twenty-six weeks ended October 1, 1998.

     Corporate and domestic general and administrative expenses increased 11.3%, or $2,382,000, primarily due to additional bonus expense resulting from improved profitability of the Company and increased payroll and other costs associated with the Company's expansion program.

     International general and administrative expenses increased 40.9%, or $1,287,000, primarily due to the Company's international expansion program.

      On-screen advertising and other general and administrative costs decreased 12.6%, or $321,000, primarily due to the number of periods included in the results of operations for the Company's on-screen advertising business.

     Depreciation and Amortization. Depreciation and amortization increased 25.8%, or $8,483,000, during the twenty-six weeks ended October 1, 1998. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan which was partially offset by reduced depreciation and amortization as a result of the reduced carrying amount of the impaired multiplex assets.

     Impairment of Long-lived Assets. During the twenty-six weeks ended October 2, 1997, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.52 per share). See discussion of Impairment of Long-lived assets for the thirteen weeks ended October 2, 1997.

     Interest Expense. Interest expense decreased 4.4%, or $782,000, during the twenty-six weeks ended October 1, 1998 compared to the prior year. The decrease in interest expense resulted primarily from a decrease in average outstanding borrowings.

     Gain on Disposition of Assets. Gain on disposition of assets decreased $1,138,000 to a gain of $1,358,000 during the twenty-six weeks ended October 1, 1998 from a gain of $2,496,000 in the prior year and includes the sale of two of the Company's multiplexes during each of the current and prior periods.

      Income Tax Provision. The provision for income taxes increased $19,000,000 to an expense of $3,900,000 during the current year from a benefit of $15,100,000 in the prior year. The effective tax rate was 44.7% during the current year compared to 40.5% in the prior year. The change in the effective tax rate is primarily due to an increase in estimated non-deductible expenses as a percentage of estimated pre-tax earnings.

     Net Earnings. Net earnings increased $27,029,000 during the twenty-six weeks ended October 1, 1998 to earnings of $4,829,000 from a loss of $22,200,000 in the prior year. Net earnings per common share, after deducting preferred dividends, was $.21 compared to a loss of $1.37 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $36,355,000 and $33,607,000 for the twenty-six weeks ended October 1, 1998 and October 2, 1997, respectively.

      The Company is currently expanding its domestic theatre circuit and entering select international markets. During the current fiscal year, the Company opened 5 megaplexes with 104 screens and acquired one multiplex with 5 screens. The Company plans to continue this expansion by opening 247 screens, including 95 in international markets, in 10 megaplexes during the remainder of fiscal 1999. In addition, the Company sold two multiplexes with 13 screens, closed four multiplexes with 24 screens and discontinued operating one managed theatre with one screen resulting in a circuit total of 49 megaplexes with 1,091 screens and 180 multiplexes with 1,422 screens as of October 1, 1998.

      The  costs  of  constructing new theatres are funded  by  the  Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 1999, 5 new theatres with 104 screens were leased from developers. Historically, the Company has owned and paid for this type of equipment. However, the Company has recently entered into a master lease agreement for up to $25,000,000 of equipment necessary to fixture certain theatres currently in construction. The master lease agreement has an initial term of six years and includes early termination and purchase options. The Company expects these leases to be classified as operating leases. As of October 1, 1998, the Company had construction in progress of $102,296,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $25,450,000. The Company had 13 megaplexes with 321 screens under construction on October 1, 1998.

      During the twenty-six weeks ended October 1, 1998, the Company had capital expenditures of $116,130,000 and estimates that total capital expenditures for 1999 will aggregate approximately $290 million. Included in these amounts are assets which the Company may place into sale and leaseback or other comparable financing programs, which will have the effect of reducing the Company's net cash outlays.

      On August 11, 1998, the Company loaned one of its officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in the Secondary
Offering.   On September 14, 1998, the Company loaned $3,765,000 to  another of its officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans are unsecured and are due in August and September of 2003, respectively, may be prepaid in part or full without penalty, and are represented by promissory notes which bear interest at a rate at least equal to the applicable federal rate prescribed by Section 1274
(d) of the Internal Revenue Code in effect on the date of such loans
(5.57% per annum) payable at maturity.

     The Company's Board of Directors has also approved a loan under the same terms described above to Mr. Stanley H. Durwood not to exceed $10,000,000 to purchase up to 500,000 shares of the Company's Common Stock.

      The Company's Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .1875% to .375% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. As of October 1, 1998, the Company had outstanding borrowings of $232,000,000 under the Credit Facility at an average interest rate of 6.5% per annum, and $187,770,000 was available for borrowing under the Credit Facility.

       Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of October 1, 1998, the Company was in compliance with all financial covenants relating to the Credit Facility.

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

      The Company has granted an option to EPT to acquire a theatre under construction for the cost to the Company of developing and constructing such property. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any megaplex theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. As of October 1, 1998, the Company had two megaplexes under construction that would be subject to EPT's right of first refusal and first offer to purchase should the Company seek to dispose of such megaplexes. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

     The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and lease back transactions and the unused commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next twelve months. The Company may require additional financing after fiscal 2000 to continue its expansion program.

      During the twenty-six weeks ended October 1, 1998, various holders of the Company's Convertible Preferred Stock converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends. Preferred Stock dividend payments decreased $2,673,000 during the twenty-six weeks ended October 1, 1998 compared to the prior year as a result of the conversions.

Year 2000

      Potential Impact on Company. The failure of information technology ("IT") and embedded, or "non-IT" systems, because of the Year 2000 issue or otherwise, could adversely affect the Company's operations. If not corrected, many computer-based systems and theatre equipment, such as air conditioning systems and fire and sprinkler systems, could encounter difficulty differentiating between the year 1900 and the year 2000 and interpreting other dates, resulting in system malfunctions, corruption of data or system failure. Additionally, the Company relies upon outside third parties ("business partners") to supply many of the products and services that it needs in its business. Such products include films which it exhibits and concession products which it sells. Attendance at the Company's theatres could be severely impacted if one or more film producers are unable to produce new films because of Year 2000 issues. The Company could suffer other business disruptions and loss of revenues if any other types of material business partners fail to supply the goods or services necessary for the Company's operations.

     State of Readiness.

      General. The Company began addressing its internal IT systems in 1996 and has recently implemented a strategic plan (the "Plan") which will help it address both internal and external Year 2000 issues for non-IT systems, third parties and contingency planning in a coordinated manner. As part of the Plan, the Company has assembled a Year 2000 Task Force composed of representatives from each functional area of the Company to help identify and resolve Year 2000 issues. Under the Plan, the Company is following a widely accepted five-phase process to resolve Year 2000 issues. The phases may generally be described as follows: (i) develop company-wide awareness;
(ii) inventory and assess internal systems and business partners, and develop contingency plans for systems that cannot be renovated; (iii) renovate critical systems and contact material business partners; (iv) validate and test critical systems, analyze responses from critical business partners and develop contingency plans for non-compliant partners; and (v) implement renovated systems and contingency plans.

      IT Systems. The Company began addressing its internal IT systems in 1996. It has performed a review of its computer applications related to their continuing functionality for the Year 2000 and beyond, has upgraded certain existing systems and intends to upgrade its remaining internal systems by modifying or replacing these systems by October 31, 1999.

     The Company utilizes a weighted methodology to evaluate the readiness of its corporate and theatre level IT systems. For this purpose, corporate and theatre system types include commercial off-the-shelf software, custom in-house developed software, ticketing system software, concession system software and hardware systems such as workstations and servers. The Company has weighted each corporate and theatre system based on its overall importance to the organization. The Company's readiness is evaluated in terms of the five-phase process utilized in the Plan with appropriate weighting given to each phase based on its relative importance to IT system Year 2000 readiness. The Company has placed a high level of importance on its corporate and theatre software systems and a lesser degree of importance on its hardware systems when evaluating Year 2000 readiness. As a result, the Company has focused more of its initial efforts toward Year 2000 readiness with respect to its software systems than it has with respect to its hardware systems. Additionally, the Company believes that the assessment, validation and testing and implementation phases are the most important phases in its Plan.

     Based on the weighting methodology described above, the Company has assessed 90% of its corporate IT systems and as of October 1, 1998 has renovated 45% of those systems that require renovation as a result of the
Year 2000 issue. In the aggregate, as of October 1, 1998, 55% of the Company's corporate IT systems have been tested and verified as being Year 2000 ready. The percentage of corporate IT systems that have been tested and verified as being Year 2000 ready assumes that a significant component of commercial-off-the-shelf software, the recently installed Oracle financial applications, is Year 2000 ready. This system was warranted to be Year 2000 ready when purchased. Although the Company has plans to test and verify the Oracle financial applications to validate that the implementation is in fact Year 2000 ready, it does not believe that it has a significant risk with respect to the Oracle financial applications.

     Based on the weighting methodology described above, the Company has assessed 80% of its theatre IT systems and as of October 1, 1998 has renovated 45% of those systems that require renovation as a result of the
Year 2000 issue. In the aggregate, as of October 1, 1998, 35% of the Company's theatre IT systems have been tested and verified as being Year 2000 ready.

      Overall, the Company has assessed its Plan with respect to IT systems as being 60% complete as of October 1, 1998. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its internal IT systems.

      Non-IT  Systems.   The Company's non-IT systems  are  currently  being
assessed.  Based on budgeted and expended personnel hours, assessment of non-
IT  systems  was  approximately 1% complete as  of  October  1,  1998.   The
Company's  goals  are  to  complete  assessment  and   develop  a   plan  of
remediation  for  non-IT  systems  by December 31,  1998   and  to  commence
remediation by March 31, 1999.

      Third Parties. The Company is in the process of identifying and assessing potential Year 2000 readiness risks associated with its outside business partners. Based on budgeted and expended personnel hours, assessment of third parties was approximately 1% complete as of October 1, 1998. The Company's goals are to complete its inventory of business partners and to communicate with material business partners regarding their Year 2000 readiness by December 31, 1998, and to develop contingency plans for dealing with non-ready partners by March 31, 1999.

      Contingency Planning. Although the Company presently does not have all contingency plans in place to address the possibility that either it or its material business partners may not be Year 2000 ready, it has started a process to develop such plans and expects that contingency plans will be in place by January 31, 1999. The Company has the ability to issue theatre tickets manually in the event of a system failure.

      Costs. Although a definitive estimate of costs associated with required modifications to address the Year 2000 issue cannot be made until the Company has at least completed the assessment phase of its Plan, presently  management  does not expect such costs  to  be  material  to  the
Company's results of operations, liquidity or financial condition. The total amount expended from July 1, 1996 through October 1, 1998 was approximately $230,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $1,600,000, primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the existing IT budget.

     Readers are cautioned that forward looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements". In addition to the factors listed therein which could cause actual results to be different from those anticipated, the following special factors could affect the Company's ability to be Year 2000 ready: (i) the Company's ability to implement the Plan, (ii) cooperation and participation by business partners, (iii) the availability and cost of trained personnel and the ability to recruit and retain them and (iv) the ability to locate all system coding requiring correction.

Euro Conversion

      A single currency called the euro will be introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until January 1, 2002. During this transition period, parties may pay for items using either the euro or a participating country's legacy currency.

      The Company currently operates one theatre in Portugal and has an additional theatre which opened in Spain in October of 1998. Both countries are member countries scheduled for adoption as of January 1, 1999. The Company has implemented necessary changes to accounting, operational, and payment systems to accommodate the introduction of the euro. The Company does not anticipate that the conversion will have a material impact on its consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

      During fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal years beginning after June 15, 1999. The statement will become effective for the Company in fiscal 2001. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Other

      A subsidiary of the Company is involved with the pre-development of a retail/entertainment district in downtown Kansas City, Missouri known as the "Power & Light District." Under the terms of the subsidiary's proposed agreement with the City of Kansas City (the "City"), the subsidiary is required to engage a developer and meet certain financial and other conditions in order to receive the City's assistance in financing the project. In the event that the Company is not successful in meeting those requirements, the project will have to be abandoned and related carrying costs expensed. Carrying costs related to the project were approximately $3 million as of October 1, 1998.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

      The Company is party to various legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

     On June 9, 1998, the Civil Rights Division of the Department of Justice advised the Company that a lawsuit has been authorized against the Company to remedy an alleged pattern or practice of violations of Title III of the ADA at the Company's newly constructed and renovated motion picture theatres having stadium-style seating. The threat of litigation followed an investigation of private complaints initially involving two megaplexes, during which the Company voluntarily provided the Justice Department with information on and access to other theatres. Based on its investigation, the Department of Justice alleges that the Company has violated Section 303 of the ADA at newly constructed and renovated theatres by failing to comply with published "Standards for Accessible Design" involving lines of sight and other matters, and is operating theatres in violation of Section 302 of the ADA because persons whose disabilities prevent them from climbing stairs are denied access to stadium-style seating. The Company is engaged in discussions with the Department of Justice concerning this matter. Although no assurance can be given, the Company believes that the Department's allegations can be resolved in a manner which will not materially adversely affect the Company's financial condition, liquidity or results of operations.

      In an unrelated action filed on March 5, 1998 in the United States District Court for the District of Arizona, Howard Bell v. AMC 24 Theatres, CIV 98 0390, a private plaintiff is alleging that the Company has violated the ADA for not dispersing accessible seating or providing accessible signage at a megaplex located in Phoenix, Arizona. On October 16, 1998, another private plaintiff filed suit in the United States District Court for the District of Southern Florida, Barbara Harris v. American Multi-Cinema, Inc., CIV 98-2472, alleging that the Company has violated the ADA by failing to provide comparable seating for wheel chair patrons. Both suits seek an injunction against continued operation of the megaplex in violation of the ADA. The Company has filed an answer denying the allegations in the Bell suit and expects to file an answer denying the allegations in the Harris suit.

      On July 27, 1998, in the United States District Court for the Northern District of California, Drexler Technology Corporation filed actions against each of Sony Corporation and its affiliated companies and Dolby Laboratories, Inc., and has included as defendants various motion picture distributors and exhibitors, including AMC, Drexler Technology Corp. v. Sony corp. et al, C98-02936, and Drexler Technology Corp. v. Dolby Labs. et al, C98-02935. These actions allege infringement of two patents relating to optical data storage and retrieval systems, which are allegedly infringed by the encoding of digital sound on motion picture films. These infringement allegations are based on the production, distribution and exhibition of film with Sony Dynamic Digital Sound (SDDS) or Dolby Digital technology. Plaintiff seeks an injunction against continued use of this technology and also seeks damages. AMC has filed counter claims alleging that plaintiff's patents are invalid.

      AMC currently utilizes SDDS systems with respect to 2,338 of its screens and owns 136 portable systems employing Dolby Digital technology. AMC is the beneficiary of indemnification arrangements with respect to these actions. Pursuant to AMC's contractual arrangements with Sony Cinema Products Corporation ("Sony Cinema"), a subsidiary of Sony Corporation of America, Sony Cinema is obligated to indemnify, defend and hold harmless AMC from and against any and all liabilities, damages, losses, costs and expenses (including attorneys' fees) suffered or incurred by AMC in connection with any third party claim for alleged infringement of any patent, trademark or similar right relating to the SDDS systems. The agreement with Sony Cinema provides that Sony Cinema at its expense and option, shall (i) settle or defend against such a claim, (ii) procure for AMC the right to use the SDDS systems in a manner that will cause them to perform as originally intended under the agreement between AMC and Sony Cinema; (iii) replace or modify the SDDS systems to avoid infringement; or
(iv) remove the SDDS systems from AMC's facilities (at such time and in such manner as to not disrupt AMC's business operations) and refund to AMC the purchase price less depreciation. Dolby Laboratories has agreed (i) to defend, indemnify and hold AMC harmless from any losses arising out of the Drexler v. Dolby Labs. action and (ii) in the event the Dolby Digital technology is found to infringe one or more of the Drexler patents, to procure for AMC at Dolby's expense the right to make, use and sell the Dolby Digital technology or to modify it so that it is non-infringing. As a result, although no assurance can be given, the Company believes that these actions will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

      On September 2, 1998 the Company was served with a lawsuit filed in Canada in the Ontario Court (General Division) against the Company and its subsidiary, AMC Entertainment International, Inc. (1107656 Ontario Inc. v. AMC Entertainment Inc. and AMC Entertainment International Inc., 98-CV- 154393). The lawsuit arose in connection with a decision by the Company not to execute a lease for a proposed theatre at an entertainment center being planned by the plaintiff in Markham, Ontario. Plaintiff's petition claimed that the alleged lease was consistent with the terms of a prior offer to lease executed in 1997 by the plaintiff and AMC Entertainment International, Inc. and alleged that the lease had been fully negotiated and agreed to by the parties. Plaintiff alleged the Company's action resulted in the wrongful repudiation of the offer to lease and alleged lease for the proposed theatre and forced the plaintiff to abandon plans for the entertainment center. Plaintiff claimed damages of $32,200,000 (Canadian) (approximately $20,800,000 U.S. at current exchange rates), of which $2,200,000 (approximately $ 1,400,000 U.S.) was based on lost development costs allegedly incurred and $30,000,000 (approximately $19,400,000 U.S.) in lost profits.

      The Company believes that this matter has been resolved. The Company and plaintiff have entered into a lease for a theatre, and plaintiff has agreed to file a motion to dismiss the lawsuit with prejudice.

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

      *10.1 Promissory Note dated August 11, 1998, made by Peter C. Brown, payable to AMC Entertainment Inc.

      *10.2 Promissory Note dated September 14, 1998, made by Philip M. Singleton, payable to AMC Entertainment Inc.

        *27     Financial Data Schedule
_______

*    Filed herewith

(b)  Reports on Form 8-K

     On August 5, 1998, the Company filed a Form 8-K reporting under Item 5 a lawsuit filed in the United States District Court for Northern California, by Drexler Technology Corporation against each of Sony Corporation and its affiliated companies and Dolby Laboratories, Inc., and has included as defendants various motion picture distributors and exhibitors, including American Multi-Cinema, Inc. (Drexler Technology Corp. v. Dolby Labs. Et al, C98-02935).

     On  September  11, 1998, the Company filed a Form 8-K  reporting  under
Item 5 a lawsuit filed in Canada against the Company and its subsidiaries, AMC Entertainment International, Inc. (1107656 Ontario, Inc. v. AMC Entertainment Inc. and AMC Entertainment International, Inc. 98-CV-154393).

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date:November 6, 1998                        /s/ Peter C. Brown
                                             Peter C. Brown
                                             Co-Chairman of the Board,
                                             President and Chief
                                             Financial Officer



Date:November 6, 1998                        /s/ Richard L. Obert
                                             Richard L. Obert
                                             Senior Vice President-
                                             Chief Accounting and
                                             Information Officer