Form 10-Q
period 1998-12-31
AMC ENTERTAINMENT INC
filed 1999-02-11
CIK 722077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

      (Mark One)
        [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes x   No __

      Indicate  the  number of shares outstanding of  each  of  the
      issuer's   classes  of  common  stock,  as  of   the   latest
      practicable date.
                                              Number of Shares
      Title of Each Class of Common Stock     Outstanding as of
                                                December 31, 1998

      Common Stock, 66 2/3 cents par value            19,427,098
      Class B Stock, 66 2/3 cents par value            4,041,993

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                    INDEX
                                                           Page Number

                      PART I  -  FINANCIAL INFORMATION

  Item 1.Financial Statements
         Consolidated Statements of Operations                   3
         Consolidated Balance Sheets                             4
         Consolidated Statements of Cash Flows                   5
         Notes to Consolidated Financial Statements              7
  Item 2.Management's Discussion and Analysis
         of Financial Condition and Results of Operations        10

  Item 3.Quantitative and Qualitative Disclosures About
          Market Risk                                            23

                        PART II  -  OTHER INFORMATION

  Item 1.Legal Proceedings                                       23
  Item 4.Submission of Matters to a Vote of Security Holders     26
  Item 6.Exhibits and Reports on Form 8-K                        27

         Signatures                                              29
                                      2


                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)

                                  Thirteen             Thirty-nine
                               Weeks Ended             Weeks Ended
                           December 31,January 1, December 31, January 1,
                               1998      1998         1998        1998
                               ----      ----         ----        ----
                                   (Unaudited)          (Unaudited)
Revenues
 Admissions                $165,812  $140,317       $509,571  $411,034
 Concessions                 77,436    64,049        239,998   189,476




 Other                        14,003   11,473         35,784    29,380
                            --------  --------      --------   --------
 Total revenues              257,251  215,839        785,353   629,890

Expenses
 Film exhibition costs        88,839   75,583        278,243   227,563
 Concession costs            13,356    10,903         38,499    30,810
 Other                       113,239   85,822        331,634   244,074
                            --------  --------      --------   --------
 Total cost of operations    215,434  172,308        648,376   502,447
 General and administrative   14,517   15,041         44,717    41,893
 Depreciation and
   amortization               23,100   17,227         64,472    50,116
 Impairment of long-lived
   assets                          -        -              -    46,998
                            --------  --------      --------   --------
 Total expenses              253,051  204,576        757,565    641,454
                            --------  --------      --------   --------
 Operating income (loss)       4,200   11,263         27,788   (11,564)

Other expense (income)
  Interest expense
Corporate borrowings           7,270    7,552         19,844    20,513
Capital lease obligations     2,079     2,318          6,373     7,007
  Investment income            (434)     (124)       (1,085)      (805)
  Gain on disposition of
assets                         (901)     (864)       (2,259)    (3,360)
                            --------  --------      --------   --------

Earnings (loss) before
 income taxes                (3,814)    2,381          4,915   (34,919)
Income tax provision         (2,100)      950          1,800   (14,150)
                            --------  --------      --------   --------
Net earnings (loss)       $  (1,714)$   1,431      $   3,115  $(20,769)
                            ========  ========      ========   ========
Preferred dividends                -    1,198              -      3,849
                            --------  --------      --------   --------
Net earnings (loss) for
 common shares            $  (1,714)   $  233      $   3,115  $(24,618)
                            ========  ========      ========   ========
Earnings (loss) per share:
  Basic                     $   (.07)   $   .01        $.13      $(1.34)
                           ========    ========     ========   ========
  Diluted                   $   (.07)   $   .01        $.13      $(1.34)
                           ========    ========     ========   ========

               See Notes to Consolidated Financial Statements.
                                      3

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)
                                                      December 31,  April 2,
                                                          1998       1998
                                                          ----       ----
                                                       (Unaudited)
                                   ASSETS
Current assets:
 Cash and equivalents                                 $  34,277    $9,881
 Receivables, net of allowance for doubtful
accounts of $698 as of December 31, 1998
and $706 as of April 2, 1998                             22,352    13,018
 Reimbursable construction advances                      16,180    58,488
 Other current assets                                    28,407    25,736
                                                       --------  --------
  Total current assets                                  101,216   107,123
Property, net                                           675,321   562,158
Intangible assets, net                                   20,113    22,066
Other long-term assets                                  107,802   104,433
                                                       --------  --------
  Total assets                                         $904,452  $795,780
                                                       ========  ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  82,158  $ 72,633
  Construction payables                                   7,313    24,588
  Accrued expenses and other liabilities                 96,071    72,598
  Current maturities of
   capital lease obligations                              3,998     4,017
                                                       --------  --------
  Total current liabilities                             189,540   173,836
Corporate borrowings                                    452,030   348,990
Capital lease obligations                                45,428    50,605
Other long-term liabilities                              80,849    82,894
                                                       --------  --------
  Total liabilities                                     767,847   656,325
Stockholders' equity:
  $1.75 Cumulative Convertible Preferred Stock,
66 2/3 cents par value;1,800,331 shares issued and
outstanding as of April 2, 1998(aggregate
liquidation preference of $45,008 as of
April 2, 1998)                                               -      1,200
  Common Stock, 66 2/3 cents par value; 19,447,598 and
15,376,811 shares issued as of December 31, 1998
and April 2, 1998, respectively                          12,965    10,251
  Convertible Class B Stock, 66 2/3 cents par value;
4,041,993 and 5,015,657 shares
issued and outstanding as of December 31, 1998
and April 2, 1998, respectively                           2,695     3,344
  Additional paid-in capital                            106,713   107,676
  Foreign currency translation adjustment                 (801)   (3,689)

  Retained earnings                                      24,157    21,042
                                                       --------  --------
                                                        145,729   139,824
  Less:
   Employee notes for Common Stock purchases            (8,755)         -
   Common Stock in treasury, at cost,
    20,500 shares as of December 31, 1998
    and April 2, 1998                                     (369)     (369)
                                                       --------  --------
  Total stockholders' equity                            136,605   139,455
                                                       --------  --------
  Total liabilities and stockholders' equity           $904,452  $795,780
                                                       ========  ========
               See Notes to Consolidated Financial Statements.

                                      4


                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share data)

                                                           Thirty-nine
                                                           Weeks Ended
                                                      December 31,January 1,
                                                         1998 1998
                                                         ----       ----
                                                            (Unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS

Cash flows from operating activities:
  Net earnings (loss)                                   $3,115  $(20,769)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
Impairment of long-lived assets                              -    46,998
Depreciation and amortization                           64,472    50,116
Deferred income taxes                                        -   (19,270)
Gain on disposition of long-term assets                (2,259)    (3,360)
Change in assets and liabilities:
   Receivables                                         (9,334)    (5,620)
   Other current assets                                (2,671)    (4,360)
   Accounts payable                                    (1,207)     5,519
   Accrued expenses and other liabilities               29,780    33,974
Other, net                                                 561        499
                                                      --------   --------
  Net cash provided by operating activities             82,457     83,727
                                                      --------   --------
Cash flows from investing activities:
  Capital expenditures                               (177,063)  (293,507)
  Proceeds from sale/leasebacks                              -    214,300
  Investments in real estate                                 -    (4,347)
  Net change in reimbursable construction advances      42,308   (54,083)
  Preopening expenditures                              (6,723)    (6,567)
  Proceeds from disposition of long-term assets         10,150     7,357
  Other, net                                           (9,480)    (6,971)
                                                      --------   --------
  Net cash used in investing activities              (140,808)  (143,818)
                                                      --------   --------
Cash flows from financing activities:
  Net borrowings under revolving credit facility       103,000    70,000
  Repurchase of 11 7/8% Senior and 12 5/8% Senior
   Subordinated Notes                                        -    (5,817)
  Principal payments under capital lease and other
   obligations                                         (5,196)    (2,561)
  Cash overdrafts                                       10,732    17,863
  Change in construction payables                     (17,275)    14,985
  Funding of employee notes for Common Stock
   purchases, net                                      (8,579)          -
  Proceeds from exercise of stock options                    -        22
  Dividends paid on $1.75 on preferred stock                 -    (3,884)
  Deferred financing costs and other                      (98)    (1,663)
                                                      --------   --------
  Net cash provided by financing activities             82,584     88,945
                                                      --------   --------
  Effect of exchange rate changes on cash and
   equivalents                                             163       (44)
                                                      --------   --------
Net increase in cash and equivalents                    24,396     28,810
Cash and equivalents at beginning of period              9,881     24,715
                                                      --------    --------
Cash and equivalents at end of period                $  34,277  $  53,525
                                                      ========    ========
                                      5


                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                           Thirty-nine
                                                           Weeks Ended
                                                     December 31,January 1,
                                                         1998       1998
                                                         ----       ----
                                                           (Unaudited)

Cash paid during the period for:
  Interest (net of amounts capitalized of
   $5,585 and $5,879)                              $   26,134   $  27,568
  Income taxes paid                                     2,913      11,720

                                      6

               See Notes to Consolidated Financial Statements.

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout the United States and in Japan, Portugal, Spain, China (Hong
Kong) and Canada. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc. ("NCN").

      Prior to fiscal 1998, NCN was consolidated with the Company as of a fiscal period end that was one period earlier than the Company's fiscal period end. Beginning in fiscal year 1998, this one-period reporting lag was eliminated and NCN results for 1998 include activity for forty-four weeks.

      The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended April 2, 1998. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen and thirty-nine weeks ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 1, 1999.

      The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - STOCKHOLDERS' EQUITY

      During the thirty-nine weeks ended December 31, 1998, various holders of the Company's Convertible Preferred Stock converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends.

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

      On August 11, 1998, the Company loaned one of its officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in the Secondary Offering. On September 14, 1998, the Company loaned $3,765,000 to another of its officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans are unsecured and are due in August and September of 2003, respectively, may be prepaid in part or full without penalty, and are represented by promissory notes which bear interest at a rate (5.57% per annum) at least equal to the applicable federal rate prescribed by Section 1274 (d) of the Internal Revenue Code in effect on the date of such loans, payable at maturity.

     The Company's Board of Directors has also approved a loan under terms similar to those described above to Mr. Stanley H. Durwood not to exceed $10,000,000 to purchase up to 500,000 shares of the Company's Common Stock. Mr. Durwood's eligibility to participate in this program expires in March, 1999.


NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                              Thirteen Weeks Ended   Thirty-nine Weeks Ended
                              December 31,January 1, December 31,January 1,
                                    1998      1998       1998      1998
                                    ----      ----       ----      ----
                                    (in thousands, except per share data)
Numerator:
  Net earnings (loss)         $  (1,714)   $   1,431  $3,115 $ (20,769)
  Less: Preferred dividends           -        1,198        -     3,849
                                --------    -------- --------   --------
Net earnings (loss) for basic
  and diluted earnings per
  share                      $  (1,714)     $    233  $3,115  $ (24,618)
                                ========    ========  ========  ========
Denominator:
  Shares for basic earnings
   per share - average shares
   outstanding                    23,469    18,543     23,348    18,310
  Stock options                       -        246        174          -
                                --------  --------   --------   --------
Shares for diluted earnings
   per share                      23,469    18,789    23,522      18,310
                                ========  ========   ========   ========
Basic earnings per share          $(0.07)   $  0.01 $   0.13      $(1.34)
                                ========  ========   ========   ========
Diluted earnings per share        $(0.07)   $  0.01 $   0.13      $(1.34)
                                ========  ========   ========   ========

     During the thirteen weeks ended July 2, 1998, all outstanding shares of Convertible Preferred Stock were either converted or redeemed. During the thirteen weeks ended December 31, 1998 and the thirty-nine weeks ended January 1, 1998, dividends and shares issuable upon conversion of
Convertible Preferred Stock, shares issuable upon exercise of options to purchase shares of Common Stock, and contingently issuable shares were excluded from the earnings per share calculation because they were anti-dilutive.

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

     The components of comprehensive income for the thirteen and thirty-nine weeks ended December 31, 1998 and January 1, 1998 are as follows:

                                Thirteen Weeks Ended  Thirty-nine  Weeks
     Ended
                              December 31, January 1, December 31,January 1,
                                     1998     1998      1998       1998
                                     ----     ----      ----       ----
                                            (in thousands)

Net earnings (loss)            $  (1,714)  $  1,431  $  3,115  $(20,679)
Foreign currency translation
   adjustment                       1,660     (396)     2,888    (1,112)
                                 --------  --------  --------   --------
Comprehensive income           $     (54)  $  1,035  $  6,003  $(21,791)
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

NOTE 6 - CORPORATE BORROWINGS

      On January 27, 1999, the Company sold $225 million of Senior Subordinated Notes due 2011 (the "Notes") in a private offering. The Notes bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption
date.   Upon  a  change of control (as defined in the Note Indenture),   the
Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes are subordinated to all existing and future senior indebtedness (as defined in the Note Indenture) of the Company. The Notes are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's 9 1/2% Senior Subordinated Notes due 2009.

     The Note Indenture contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of their capital stock, purchase or redeem capital stock, engage in transactions with affiliates, consolidate, merge or sell substantially all of the Company's assets.

     The Note Indenture also requires the Company to use its best efforts to consummate a registered offer to exchange the Notes (the "Exchange Offer") for notes of AMCE with terms identical in all material respects to the Notes or to cause a shelf registration statement with respect to the Notes to become effective. In the event that certain deadlines relating to the foregoing undertakings, as specified in the Notes are not met, the interest rate borne by the Notes could increase by as much as 1.0% per annum. The Company anticipates meeting such deadlines. Costs related to the issuance of  the  Notes  were  capitalized and will be charged to  interest  expense, following the interest method, over the life of the securities. Issuance costs are estimated to be $5,700,000.

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

                              Thirteen                    Thirty-nine
                             Weeks Ended                  Weeks Ended
                     December 31,January 1,      December 31, January 1,

                        12/31/98   1/1/98  % Change 12/31/98  1/1/98  % Change
                          ----     ----     ----      ----    ----     ----
                           (Dollars in thousands)
Revenues
  Domestic
    Admissions          $157,114 $134,924   16.4% $488,516 $394,839    23.7%
    Concessions           75,333   62,839   19.9   235,140  185,975    26.4
    Other                 6,955     5,735   21.3   15,937    12,862    23.9
                        ---------  -------  ----  --------  -------   ----
                         239,402  203,498   17.6   739,593  593,676    24.6
  International
    Admissions             8,698    5,393   61.3    21,055   16,195    30.0
    Concessions            2,103    1,210   73.8     4,858    3,501    38.8
    Other                   214        42    *        278      60      *
                         -------     ----  ----___   ------  ------- ----
                          11,015    6,645   65.8    26,191   19,756    32.6
  On-screen advertising
     and other             6,834    5,696   20.0    19,569   16,458    18.9
                           -----   ------   ----  -------- --------    ----

  Total revenues        $257,251 $215,839   19.2% $785,353 $629,890    24.7%
                        ======== ========  ====== ========= ========  =====
                             Cost of Operations
  Domestic
    Film exhibition
      costs            $  84,074$  72,713   15.6% $266,865 $218,770    22.0%
    Concession costs      12,665   10,411   21.7    36,977   29,476    25.4
    Rent                  39,280   25,702   52.8   114,056   68,356    66.9
    Other                 63,089   53,905   17.0   192,728  155,312    24.1
                        --------- -------   ----   ------- --------   -----
                         199,108  162,731   22.4   610,626  471,914    29.4
  International
    Film exhibition
     costs                 4,765    2,870   66.0    11,378    8,793    29.4
    Concession costs         691      492   40.4     1,522    1,334    14.1
    Rent                   2,383    1,414   68.5     5,009    4,386    14.2
    Other                  3,835    1,349    *       6,950    4,281    62.3
                        -------- --------- ---        ----    ------   ----
                          11,674    6,125   90.6    24,859   18,794    32.3


On-screen advertising
     and other             4,652    3,452   34.8    12,891   11,739     9.8
                        -------- --------   ----  -------- --------   ----
  Total cost of
     operations         $215,434 $172,308   25.0 %$648,376 $502,447    29.0%
                        ======== ========   ===== ======== =========   ====

General and Administrative
  Corporate and domestic $11,006  $12,280  (10.4)% $34,548  $33,440     3.3%
  International            2,171    1,660   30.8     6,602    4,804    37.4
  On-screen advertising
     and other            1,340     1,101   21.7     3,567    3,649    (2.2)
                          -------  ------  -----    ------    ------   ----
      Total general and
       administrative    $14,517  $15,041   (3.5)% $44,717  $41,893     6.7%
                          ------    -------  ---- --------  -------  -----
 Depreciation and Amortization
  Corporate and domestic$21,499   $16,023   34.2%  $60,724  $46,427    30.8%
  International            1,023      601   70.2     2,051    1,888     8.6
  On-screen advertising
     and other               578      603   (4.1)    1,697    1,801    (5.8)
                          ------   ------   -----    ----- --------    -----

     Total depreciation
     and amortization    $23,100  $17,227   34.1%  $64,472  $50,116    28.6%
                         -----  --------  ------  ------- --------     -----

*Percentage change in excess of 100%.



Thirteen weeks ended December 31, 1998 and January 1, 1998.

      Revenues. Total revenues increased 19.2%, or $41,412,000, during the thirteen weeks ended December 31, 1998 compared to the thirteen weeks ended January 1, 1998.

     Total domestic revenues increased 17.6%, or $35,904,000, from the prior year. Admissions revenues increased 16.4%, or $22,190,000, due to a 13.7% increase in attendance, which contributed $18,471,000 of the increase, and a 2.4% increase in average ticket prices, which contributed $3,719,000 of the increase. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 22 new megaplexes with 519 screens since January 1, 1998 offset by a 1.6% decrease in attendance at comparable megaplexes (theatres opened before the third quarter of fiscal year 1998). Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 13.3% decrease in attendance  at  comparable  multiplexes  and  the  closure  or  sale  of  15 multiplexes with 90 screens since January 1, 1998. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 19.9%, or $12,494,000, due to the increase in total attendance, which contributed $8,602,000 of the increase, and a 5.4% increase in average concessions per patron, which contributed $3,892,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     Total international revenues increased 65.8%, or $4,370,000, from the prior year. Admissions revenues increased 61.3%, or $3,305,000, due primarily to increases in attendance from the addition of a 24-screen megaplex in Spain, a 16-screen megaplex in Japan, an 11-screen megaplex in China (Hong Kong) and two new megaplexes with a total of 44 screens in Canada during the thirteen weeks ended December 31, 1998. Attendance at comparable international megaplexes increased 2.7% for the thirteen weeks ended December 31, 1998 compared to the thirteen weeks ended January 1, 1998. Concessions revenues increased 73.8%, or $893,000, due primarily to the increase in total attendance. International revenues were positively impacted by the weakening of the U.S. dollar, although this did not have a material impact on consolidated net earnings.

       On-screen  advertising  and  other  revenues  increased   20.0%,   or
$1,138,000, from the prior year due primarily to an increase in the number of screens served.

      Cost of Operations. Total cost of operations increased 25.0%, or $43,126,000, during the thirteen weeks ended December 31, 1998 compared to the thirteen weeks ended January 1, 1998.

     Total domestic cost of operations increased 22.4%, or $36,377,000, from the prior year. Film exhibition costs increased 15.6%, or $11,361,000, due to higher attendance, which contributed $11,959,000 of the increase, offset by a decrease in the percentage of admissions paid to film distributors, which reduced film exhibition costs by $598,000. As a percentage of admissions revenues, film exhibition costs were 53.5% in the current year compared with 53.9% in the prior year. Concession costs increased 21.7%, or $2,254,000, due to the increase in concessions revenues, which contributed $2,070,000 of the increase, and an increase in concession costs as a percentage of concessions revenues, which produced an increase in concession costs of $184,000. As a percentage of concessions revenues, concession costs were 16.8% in the current year compared with 16.6% in the prior year. Rent expense increased 52.8%, or $13,578,000, due to the higher number of screens in operation, the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes, and the sale and lease back during November and December of the prior year of the real estate assets associated with 13 megaplexes, including seven theatres opened during fiscal 1998, to Entertainment Properties Trust ("EPT"), a real estate investment trust (the "Sale and Lease Back Transaction"). Other cost of operations increased 17.0%, or
$9,184,000, from the prior year due to the higher number of screens in operation. As a percentage of revenues, other cost of operations was 26.3% during the current year as compared with 26.5% in the prior year.

     Total international cost of operations increased 90.6%, or $5,549,000, from the prior year. Film exhibition costs increased 66.0%, or $1,895,000, due to higher attendance and an increase in the percentage of admissions paid to film distributors. Rent expense increased 68.5%, or $969,000, and other cost of operations increased $2,486,000, from the prior year, primarily due to the increased number of international screens in operation. International cost of operations were negatively impacted by the weakening of the U.S. dollar, although this did not have a material impact on consolidated net earnings.

      On-screen advertising and other cost of operations increased 34.8%, or $1,200,000, due to an increase in the number of screens served.

      General  and  Administrative.   General  and  administrative  expenses
decreased 3.5%, or$524,000, during the thirteen weeks ended December 31, 1998.

      Corporate and domestic general and administrative expenses decreased 10.4%, or $1,274,000, primarily due to a decrease in bonus expense which resulted from a decline in the Company's profitability.

      International general and administrative expenses increased 30.8%, or $511,000, primarily due to the Company's international expansion program.

      On-screen advertising and other general and administrative expenses increased 21.7%, or $239,000, due to an increase in the number of screens served.

     Depreciation and Amortization. Depreciation and amortization increased 34.1%, or $5,873,000, during the thirteen weeks ended December 31, 1998. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan, which was partially offset by lower depreciation and amortization as a result of reduced carrying amounts of impaired multiplex assets.

     Interest Expense. Interest expense decreased 5.3%, or $521,000, during the thirteen weeks ended December 31, 1998 compared to the prior year, primarily due to a decrease in capital lease obligations.

      Gain on Disposition of Assets. Gain on disposition of assets increased $37,000 from a gain of $864,000 in the prior year to a gain of $901,000 during the thirteen weeks ended December 31, 1998. The prior and current year results both include the sales of one of the Company's multiplexes.

      Income Tax Provision. The provision for income taxes decreased $3,050,000 to a benefit of $2,100,000 during the thirteen weeks ended December 31, 1998 from an expense of $950,000 in the prior year. The effective tax rate was 55.1% for the thirteen weeks ended December 31, 1998 compared to 39.9% for the thirteen weeks ended January 1, 1998. The change in the effective tax rate is primarily due to a change in the expected annual effective tax rate for the current fiscal year from the prior year. The Company adjusts its expected annual effective tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses.

       Net   Earnings.    Net   earnings decreased $3,145,000 during the
thirteen weeks ended December 31, 1998 to a loss of $1,714,000 from earnings of $1,431,000 in the prior year. Net loss per common share, after deducting preferred dividends, was $.07 compared to earnings of $.01 in the prior year.

Thirty-nine Weeks Ended December 31, 1998 and January 1, 1998

      Revenues. Total revenues increased 24.7%, or $155,463,000, during the thirty-nine weeks ended December 31, 1998 compared to the thirty-nine weeks ended January 1, 1998.

      Total domestic revenues increased 24.6%, or $145,917,000, from the prior year. Admissions revenues increased 23.7%, or $93,677,000, due to a 20.0% increase in attendance, which contributed $78,920,000 of the increase, and a 3.1% increase in average ticket prices, which contributed $14,757,000 of the increase. Attendance at megaplexes increased as a result of the addition of 22 new megaplexes with 519 screens since January 1, 1998.
Attendance at comparable megaplexes (theatres opened before the first quarter of fiscal year 1998) was essentially unchanged from the prior year. Attendance at multiplexes decreased due to a 8.0% decrease in attendance at comparable multiplexes and the closure or sale of 15 multiplexes with 90 screens since January 1, 1998. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 26.4%, or $49,165,000, due to the increase in total attendance, which contributed $37,173,000 of the increase, and a 5.4% increase in average concessions per patron, which contributed $11,992,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     Total international revenues increased by 32.6%, or $6,435,000, from the prior year. Admissions revenues increased 30.0%, or $4,860,000, due primarily to increases in attendance from the addition of a 24-screen megaplex in Spain, a 16-screen megaplex in Japan, an 11-screen megaplex in China (Hong Kong) and two new megaplexes with a total of 44 screens in Canada during the thirteen weeks ended December 31, 1998. Attendance at comparable international megaplexes increased 17.5% for the thirty-nine weeks ended December 31, 1998 compared to the thirty-nine weeks ended January 1, 1998. Concessions revenues increased 38.8%, or $1,357,000, due primarily to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, compared to the prior year, although this did not have a material impact on consolidated net earnings.

       On-screen advertising and other revenues increased 18.9%, or $3,111,000, due to an increase in the number of screens served, offset by a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

      Cost of Operations. Total cost of operations increased 29.0%, or $145,929,000, during the thirty-nine weeks ended December 31, 1998 compared to the thirty-nine weeks ended January 1, 1998.

      Total domestic cost of operations increased 29.4%, or $138,712,000, from the prior year. Film exhibition costs increased 22.0%, or $48,095,000, due to higher attendance, which contributed $51,905,000 of the increase, offset by a decrease in the percentage of admissions paid to film distributors, which caused a decrease of $3,810,000. As a percentage of admissions revenues, film exhibition costs decreased to 54.6% in the current year compared with 55.4% in the prior year. Film exhibition costs in the first thirteen weeks of the prior year included the effects of a change in attendance patterns and the popularity of films released during the period which had higher film exhibition terms. Attendance was more concentrated in the early weeks for the films released during the first quarter of the prior year, which typically results in higher film exhibition costs. Attendance patterns during the first thirteen weeks of the current year were more evenly distributed than in the prior year. The 25.4%, or $7,501,000, increase in concession costs is attributable to the increase in concessions revenues, which contributed $7,792,000 of the increase, offset by a decrease in concession costs as a percentage of concessions revenue, which produced a decrease in concession costs of $291,000. As a percentage of concessions revenues, concession costs decreased from 15.8% to 15.7%. Rent expense increased 66.9%, or $45,700,000, due to the higher number of screens in operation, the growing number of megaplexes in the Company's circuit, which generally have higher rent per screen than multiplexes, and the Sale and Lease Back Transaction. Other cost of operations increased 24.1%, or $37,416,000. Other cost of operations includes $2,801,000 of theatre closure expense related to actual and estimated lease exit costs on five multiplexes during the current year. As a percentage of total revenues, other cost of operations decreased from 26.2% in the prior year to 26.1% in the current year.

     Total international cost of operations increased 32.3%, or $6,065,000, from the prior year. Film exhibition costs increased 29.4%, or $2,585,000, due to higher attendance offset by a decrease in the percentage of admissions paid to film distributors. Rent expense increased 14.2%, or $623,000, and other cost of operations increased 62.3%, or $2,669,000, from the prior year primarily due to the increased number of international screens in operation. International cost of operations were positively impacted by a stronger U.S. dollar, compared to the prior year, although this did not have a material impact on consolidated net earnings.

      On-screen advertising and other cost of operations increased 9.8%, or $1,152,000, due to an increase in the number of screens served offset by the decrease in the number of periods included in the results of operations of the Company's on-screen advertising business.

      General  and  Administrative.   General  and  administrative  expenses
increased 6.7%, or $2,824,000, during the thirty-nine weeks ended December 31, 1998.

     Corporate and domestic general and administrative expenses increased 3.3%, or $1,108,000, primarily due to increased payroll and other costs associated with the Company's expansion program.

     International general and administrative expenses increased 37.4%, or $1,798,000, primarily due to the Company's international expansion program.

      On-screen advertising and other general and administrative costs decreased 2.2%, or $82,000, primarily due to the change in the number of periods included in the results of operations for the Company's on-screen advertising business.

     Depreciation and Amortization. Depreciation and amortization increased 28.6%, or $14,356,000, during the thirty-nine weeks ended December 31, 1998. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan which was partially offset by reduced depreciation and amortization as a result of the reduced carrying amount of impaired multiplex assets.

      Impairment of Long-lived Assets. During the thirty-nine weeks ended January 1, 1998, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.51 per share) on 59 multiplex theatres with 412 screens in 14 states (primarily California, Texas, Missouri, Arizona and Florida) including a loss of $523,000 associated with 10 theatres that were included in impairment losses recognized in previous periods. The expected future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

      The summer of 1997 was the first summer film season, generally the highest grossing period for the film industry, that a significant number of megaplexes of the Company and its competitors were operating (the first megaplex, Grand 24, was opened by the Company in May 1995). During this period, the financial results of certain multiplexes of the Company were significantly less than anticipated at the beginning of fiscal 1998 due primarily to competition from the newer megaplex theatres. As a result, the Company initiated a review of its portfolio of theatres to identify those theatres which are not expected to provide an adequate financial return in the future. The Company anticipates that certain of its multiplexes may be disposed of or closed in the intermediate term, but continues to evaluate its future plans for such theatres. Closure or other dispositions of certain multiplexes could result in expenses related to lease exit costs which are primarily comprised of expected payments to landlords or conversion costs. Such expenses could aggregate up to $32 million over the next four years.

      Interest  Expense.   Interest expense decreased 4.7%,  or  $1,303,000,
during the thirty-nine weeks ended December 31, 1998, primarily due to a reduction in capital lease obligations.

     Gain on Disposition of Assets. Gain on disposition of assets decreased $1,101,000 to a gain of $2,259,000 during the thirty-nine weeks ended December 31, 1998 from a gain of $3,360,000 in the prior year and includes the sale of three of the Company's multiplexes during the current period and two during the prior period.

      Income Tax Provision. The provision for income taxes increased $15,950,000 to an expense of$1,800,000 during the current year from a benefit of $14,150,000 in the prior year. The effective tax rate was 36.6% during the current year compared to 40.5% in the prior year. The change in the effective tax rate is primarily due to a change in the expected annual effective tax rate for the current fiscal year from the prior year. The Company adjusts its expected annual effective tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses.

     Net Earnings. Net earnings increased $23,884,000 during the thirty-nine weeks ended December 31, 1998 to earnings of $3,115,000 from a loss of $20,769,000 in the prior year. Net earnings per common share, after deducting preferred dividends, was $.13 compared to a loss of $1.34 in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $82,457,000 and $83,727,000 for the thirty-nine weeks ended December 31, 1998 and January 1, 1998, respectively.

      The Company is currently expanding its domestic theatre circuit and entering select international markets. During the current fiscal year, the Company opened 15 megaplexes with 327 screens and acquired four multiplexes with 29 screens. The Company plans to continue this expansion by opening 24 screens in one megaplex during the remainder of fiscal 1999. In addition, the Company sold three multiplexes with 17 screens, closed five multiplexes with 32 screens and discontinued operating one managed theatre with one screen resulting in a circuit total of 59 megaplexes with 1,314 screens and 180 multiplexes with 1,434 screens as of December 31, 1998.

      The  costs  of  constructing new theatres are funded  by  the  Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 1999, 13 new theatres with 277 screens were leased from developers. Historically, the Company has owned and paid for the equipment necessary to fixture a theatre. However, the Company has recently entered into a master lease agreement for up to
$25,000,000 of equipment necessary to fixture certain theatres. The master lease agreement has an initial term of six years and includes early termination and purchase options. The Company classifies these leases as operating leases. As of December 31, 1998, the Company had construction in progress of $57,052,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $16,180,000. The Company had 10 megaplexes with 242 screens under construction on December 31, 1998.

      During the thirty-nine weeks ended December 31, 1998, the Company had capital expenditures of $177,063,000 and estimates that total capital expenditures for 1999 will aggregate approximately $290 million. The Company estimates that total capital expenditures for 2000 will aggregate approximately $310 million. Included in these amounts are real estate assets which the Company plans to place into sale and leaseback or other comparable financing programs, which will have the effect of reducing the Company's net cash outlays.

      On August 11, 1998, the Company loaned one of its officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in the Secondary Offering. On September 14, 1998, the Company loaned $3,765,000 to another of its officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans are unsecured and are due in August and September of 2003, respectively, may be prepaid in part or full without penalty, and are represented by promissory notes which bear interest at a rate (5.57% per annum) at least equal to the applicable federal rate prescribed by Section 1274 (d) of the Internal Revenue Code in effect on the date of such loans, payable at maturity.

     The Company's Board of Directors has also approved a loan under the same terms described above to Mr. Stanley H. Durwood not to exceed $10,000,000 to purchase up to 500,000 shares of the Company's Common Stock. Mr. Durwood's eligibility to participate in this program expires in March, 1999.

      On January 27, 1999, the company sold $225 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 (the "Notes") in a private offering. Net proceeds from the issuance of the Notes (approximately $219.3 million) were used to reduce borrowings under the Credit Facility.

      The Notes bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Note Indenture), the Company will be required to make an offer to repurchase each holder's Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes are subordinated to all existing and future senior indebtedness (as defined in the Note Indenture) of the Company. The Notes are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's
9 1/2% Senior Subordinated Notes due 2009.

      The Company has entered into a registration rights agreement in which it has agreed to use its best efforts to (i) file and cause to become effective by June 26, 1999, a registration statement relating to a registered offer to exchange the Notes (the "Exchange Offer") for notes of AMCE with terms identical in all material respects to the Notes. If the Exchange Offer registration statement is not consummated by July 26, 1999, the Company has agreed that it will file a shelf registration statement with respect to the Notes. In the event that (a) neither the Exchange Offer registration statement nor the shelf registration statement is filed on or prior to April 27, 1999, (b) neither the Exchange Offer registration statement nor the shelf registration statement is declared effective on or prior to June 26, 1999, (c) neither the Exchange Offer is consummated nor a shelf registration statement, with respect to the Notes, is declared effective on or prior to July 26, 1999 or (d) after either the Exchange Offer registration statement or the shelf registration statement has been declared effective, such registration statement thereafter ceases to be effective or usable (subject to certain exceptions) in connection with the Exchange Offer, in the case of the Exchange Offer registration statement, or resales of Notes in the case of a shelf registration statement, in accordance with and during the periods specified in the registration rights agreement (each such event referred to in clauses (a) through (d), a ("Registration Default"), interest ("Special Interest") will accrue on the principal amount of the Notes (in addition to the stated interest on the Notes) from and including the date on which any such Registration Default shall occur to but excluding the date on which all Registration Defaults have been cured. Special Interest will accrue at a rate of 0.50% per annum during the 90-day period immediately following the occurrence of such Registration Default and shall increase by 0.50% per annum at the end of each subsequent 30 day period, but in no event shall such rate exceed 1.0% per annum.

      The Company's Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .1875% to .375% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. As of December 31, 1998, the Company had outstanding borrowings of $253 million under the Credit Facility at an average interest rate of 6.85% per annum, and $165,000,000 was available for borrowing under the Credit Facility.

     The total commitment under the Credit Facility is $425 million, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). The Company believes that, as of December 31, 1998, after giving effect to the use of the net proceeds from the sale of the Notes, it would have had available approximately $183 million additional borrowing capacity under the Credit Facility. The Company is in the process of negotiating with its banks to increase its capacity to utilize the bank commitment or otherwise incur debt. Subject to favorable market conditions, the Company also plans to sell and leaseback the real estate assets associated with newly constructed megaplex theatres, which would be an additional source of financing.

     Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and
pledges.   In  addition,  the  Credit Facility  contains  certain  financial
covenants.   Covenants under the Indenture relating to the  Company's  9 1/2 %
Senior Subordinated Notes due 2009 impose limitations on the incurrence of indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sale of assets, and require the Company to make an offer to purchase the 9 1/2% Senior Subordinated Notes due 2009 upon the occurrence of a change in control, as defined in the Indenture. As of December 31, 1998, the Company was in compliance with all financial covenants relating to the Credit Facility.

      During fiscal 1998, the Company sold the real estate assets associated with 13 megaplex theatres, including seven theatres opened during fiscal 1998, to EPT for an aggregate purchase price of $283,800,000. Proceeds from the Sale and Lease Back Transaction were applied to reduce indebtedness under the Company's Credit Facility. The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years with options to extend for up to an additional 20 years. The Company has granted an option to EPT to acquire one megaplex theatre for the cost to the Company of developing and constructing such property. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any megaplex theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. As of December 31, 1998, the Company had one open megaplex and one megaplex under construction that would be subject to EPT's right of first refusal and first offer to purchase should the Company seek to dispose of such megaplexes. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

     The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and lease back transactions and the available commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next 12 months. However, a failure to amend the Credit Facility as contemplated and or enter into sale and lease back transactions could adversely affect the Company's ability to continue its expansion program.

      During the thirty-nine weeks ended December 31, 1998, various holders of the Company's Convertible Preferred Stock converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends. Preferred Stock dividend payments decreased $3,884,000 during the thirty-nine weeks ended December 31, 1998 compared to the prior year as a result of the conversions.

Year 2000 - State of Readiness

      Potential Impact on Company. The failure of information technology (?IT?) and embedded, or ?non-IT??systems, because of the Year 2000 issue or otherwise, could adversely affect the Company's operations. If not corrected, many computer-based systems and theatre equipment, such as air conditioning systems and fire and sprinkler systems, could encounter difficulty differentiating between the year 1900 and the year 2000 and interpreting other dates, resulting in system malfunctions, corruption of data or system failure. Additionally, the Company relies upon outside third parties (?business partners") to supply many of the products and services that it needs in its business. Such products include films which it exhibits and concession products which it sells. Attendance at the Company's theatres could be severely impacted if one or more film producers are unable to produce new films because of Year 2000 issues. The Company could suffer other business disruptions and loss of revenues if any other types of material business partners fail to supply the goods or services necessary for the Company's operations.

      IT Systems. The Company utilizes a weighted methodology to evaluate the readiness of its corporate and theatre level IT systems. For this purpose, corporate and theatre system types include commercial off-the-shelf software, custom in-house developed software, ticketing system software, concession system software and hardware systems such as workstations and servers. The Company has weighted each corporate and theatre system based on its overall importance to the organization. The Company's readiness is evaluated in terms of a five-phase process utilized in the Year 2000 strategic plan (the "Plan") with appropriate weighting given to each phase based on its relative importance to IT system Year 2000 readiness. The phases may generally be described as follows: (i) develop company-wide awareness; (ii) inventory and assess internal systems and business partners, and develop contingency plans for systems that cannot be renovated; (iii) renovate critical systems and contact material business partners; (iv) validate and test critical systems, analyze responses from critical business partners and develop contingency plans for non-compliant partners; and (v) implement renovated systems and contingency plans. The Company has placed a high level of importance on its corporate and theatre software systems and a lesser degree of importance on its hardware systems when evaluating Year 2000 readiness. As a result, the Company has focused more of its initial efforts toward Year 2000 readiness with respect to its software systems than it has with respect to its hardware systems. Additionally, the Company believes that the assessment, validation and testing and implementation phases are the most important phases in its Plan.

     Based on the weighting methodology described above, the Company has assessed 91% of its corporate IT systems and as of December 31, 1998 has renovated 62% of those systems that require renovation as a result of the
Year 2000 issue. In the aggregate, as of December 31, 1998, 72% of the Company's corporate IT systems have been tested and verified as being Year 2000 ready. The percentage of corporate IT systems that have been tested and verified as being Year 2000 ready assumes that a significant component of commercial-off-the-shelf software, the recently installed Oracle financial applications, is Year 2000 ready. This system was warranted to be Year 2000 ready when purchased. Although the Company has plans to test and verify the Oracle financial applications to validate that the implementation is in fact Year 2000 ready, it does not believe that it has a significant risk with respect to the Oracle financial applications.

     Based on the weighting methodology described above, the Company has assessed 81% of its theatre IT systems and as of December 31, 1998 has renovated 51% of those systems that require renovation as a result of the Year 2000 issue. In the aggregate, as of December 31, 1998, 35% of the Company's theatre IT systems have been tested and verified as being Year 2000 ready.

      Overall, the Company has assessed its Plan with respect to IT systems as being 63% complete as of December 31, 1998. Although, no assurance can be given, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its internal IT systems.

      Non-IT  Systems.   The Company's non-IT systems  are  currently  being
assessed.  Based on budgeted and expended personnel hours, assessment of non-
IT  systems  was approximately 80% complete as of December  31,  1998.   The
Company's revised goals are to complete assessment and develop a plan of remediation for non-IT systems by March 1, 1999 and to commence remediation by April 30, 1999.

      Third Parties. The Company is in the process of identifying and assessing potential Year 2000 readiness risks associated with its outside business partners. Based on budgeted and expended personnel hours, assessment of third parties was approximately 31% complete as of December 31, 1998. The Company's revised goals are to complete its inventory of business partners and to communicate with material business partners regarding their Year 2000 readiness by March 31, 1999, and to develop contingency plans for dealing with non-ready partners by April 30, 1999.

      Contingency Planning. Although the Company presently does not have all contingency plans in place to address the possibility that either it or its material business partners may not be Year 2000 ready, it has started a process to develop such plans and expects that contingency plans will be in place by April 30, 1999. The Company has the ability to issue theatre tickets manually in the event of a system failure.

      Costs. Although a definitive estimate of costs associated with required modifications to address the Year 2000 issue cannot be made until the Company has at least completed the assessment phase of its Plan, presently  management  does not expect such costs  to  be  material  to  the
Company's results of operations, liquidity or financial condition. The total amount expended from July 1, 1996 through December 31, 1998 was approximately $230,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $1,600,000, primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the existing IT budget.

     Readers are cautioned that forward looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading ?Forward Looking Statements". In addition to the factors listed therein which could cause actual results to be different from those anticipated, the following special factors could affect the Company's ability to be Year 2000 ready: (i) the Company's ability to implement the Plan, (ii) cooperation and participation by business partners, (iii) the availability and cost of trained personnel and the ability to recruit and retain them and (iv) the ability to locate all system coding requiring correction.

Euro Conversion

      A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until January 1, 2002. During this transition period, parties may pay for items using either the euro or a participating country's legacy currency.

      The Company currently operates one theatre in Portugal and one theatre in Spain. Both countries are member countries that adopted as of January 1, 1999. The Company has implemented necessary changes to accounting, operational, and payment systems to accommodate the introduction of the euro. The Company does not anticipate that the conversion will have a material impact on its consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

      During fiscal 1999, the Emerging Issues Task Force (EITF) released Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction.
Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. The Company typically is responsible for directly paying project costs that are in excess of an agreed upon amount to be paid for by the owner-lessor. Generally, these project costs paid by the Company include elements that are considered to be structural in nature as defined by Issue No. 97-10. As a result, the Company believes it would be considered the owner of these projects during construction. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999. Unless the Company changes the manner in which it contracts for the construction of theatres, the Company believes that Issue No. 97-10 will require certain of its future operating leases to be recorded on its Balance Sheet as lease financing obligations. The Company is in the process of evaluating the impact of Issue 97-10 on its consolidated financial position, results of operations and cash flows.

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

Other

      A subsidiary of the Company is involved with the pre-development of a retail/entertainment district in downtown Kansas City, Missouri known as the "Power & Light District." Under the terms of the subsidiary's agreement with the Tax Increment Financing Commission of Kansas City, Missouri and the City of Kansas City, Missouri, the subsidiary is required to engage a developer and meet certain financial and other conditions in order to receive assistance in financing the project. In the event that the Company is not successful in meeting those requirements, carrying costs related to the project will have to be expensed. Carrying costs related to the project were approximately $3 million as of December 31, 1998.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.


                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.


      As previously disclosed in the Company's Form 10-Q's for the quarters ended July 2, 1998 and October 1, 1998, in the summer of 1998, the Civil Rights Division of the Department of Justice ("DOJ") threatened to sue the Company based on an alleged pattern or practice of violations of Title III of the Americans with Disabilities Act of 1990 (the "ADA") at its newly constructed and renovated theatres having stadium-style seating. Since that time, the Company has been engaging in discussions with the DOJ in an effort to ascertain the DOJ's position and resolve this matter on a reasonable basis. However, on January 29, 1999, the Company was notified that the DOJ had filed suit in the United States District Court for the Central District of California, United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. The complaint alleges that the Company has designed, constructed and operated two of its motion picture theatres in the Los Angeles area and unidentified theatres elsewhere that have stadium-style seating in violation of DOJ regulations implementing Title III of the ADA and related "Standards for Accessible Design" (the "Standards"). The complaint alleges various types of non-compliance with the DOJ's Standards, but relates primarily to issues relating to lines of sight. The DOJ seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages and a civil penalty.

      The current DOJ position appears to be that theatres must provide wheelchair seating locations and transfer seats with viewing angles to the screen  that  are  at  the  median or better,  counting  all  seats  in  the auditorium. Heretofore, the Company has attempted to conform to the evolving standards imposed by the DOJ and believes its theatres are in substantial compliance with the ADA. However, the Company believes that the DOJ's current position has no basis in the ADA or related regulations and is an attempt to amend the ADA regulations without complying with the
Administrative Procedures Act. The Company intends to file an answer denying the allegations and asserting that the DOJ is engaging in unlawful rulemaking. A similar suit recently has been filed by another exhibitor, Cinemark USA, Inc. v. United States Department of Justice, United States District Court for the Northern District of Texas, Case No. 399CV0183-L. Although no assurances can be given, based on existing precedent involving stadiums or stadium seating, the Company believes that an adverse decision in this matter is not likely to have a material adverse effect on its financial condition, liquidity or results of operations. However, there have been only a few cases involving stadiums or stadium seating.

      In an unrelated action filed on March 5, 1998 in the United States District Court for the District of Arizona, Howard Bell v. AMC 24 Theatres, CIV 98 0390, a private plaintiff is alleging that the Company has violated the ADA for not dispersing accessible seating or providing accessible signage at a megaplex located in Phoenix, Arizona. On October 16, 1998, another private plaintiff filed suit in the United States District Court for the District of Southern Florida, Barbara Harris v. American Multi-Cinema, Inc., CIV 98-2472, alleging that the Company has violated the ADA by failing to provide comparable seating for wheel chair patrons. Both suits seek an injunction against continued operation of the megaplex in violation of the ADA. On November 30, 1998, Cyndi Soto filed suit in the United States District Court for the Central District of California, Cyndi Soto v. American Multi-Cinema, Inc. and JANSS/TYS Long Beach Associates, CV989547SLRNBX, alleging that one of the Company's theatres violated the ADA and California law by failing to remove certain barriers to access. The suit seeks an unspecified amount of general, special and punitive damages under California law and an injunction requiring the Company remove the alleged barriers. The Company has filed an answer denying the allegations in the Bell suit and expects to file an answer denying the allegations in the Harris suit.

      On July 27, 1998, in the United States District Court for the Northern District of California, Drexler Technology Corporation filed actions against each of Sony Corporation and its affiliated companies and Dolby Laboratories, Inc., and has included as defendants various motion picture distributors and exhibitors, including AMC, Drexler Technology Corp. v. Sony corp. et al, C98-02936, and Drexler Technology Corp. v. Dolby Labs. et al, C98-02935. These actions allege infringement of two patents relating to optical data storage and retrieval systems, which are allegedly infringed by the encoding of digital sound on motion picture films. These infringement allegations are based on the production, distribution and exhibition of film with Sony Dynamic Digital Sound (SDDS) or Dolby Digital technology. Plaintiff seeks an injunction against continued use of this technology and also seeks damages. AMC has filed counter claims alleging that plaintiff's patents are invalid. The court has ordered that the issues of liability and damages be tried separately, but has not set a trial date.

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

      As previously reported in its quarterly report on Form 10-Q for the quarter ended October 1, 1998, on September 2, 1998 the Company was served with a lawsuit filed in Canada in the Ontario Court (General Division) against the Company and its subsidiary, AMC Entertainment International, Inc. (1107656 Ontario Inc. v. AMC Entertainment Inc. and AMC Entertainment International Inc., 98-CV- 154393). The lawsuit arose in connection with a decision by the Company not to execute a lease for a proposed theatre at an entertainment center being planned by the plaintiff in Markham, Ontario. Plaintiff's petition claimed that the alleged lease was consistent with the terms of a prior offer to lease executed in 1997 by the plaintiff and AMC Entertainment International, Inc. and alleged that the lease had been fully negotiated and agreed to by the parties. Plaintiff alleged the Company's action resulted in the wrongful repudiation of the offer to lease and alleged lease for the proposed theatre and forced the plaintiff to abandon plans for the entertainment center. Plaintiff claimed damages of $32,200,000 (Canadian) (approximately $20,700,000 U.S. at current exchange rates), of which $2,200,000 (approximately $1,400,000 U.S.) was based on lost development costs allegedly incurred and $30,000,000 (approximately $19,300,000 U.S.) in lost profits.

      Subsequently, the Company and plaintiff entered into a lease for a theatre, and plaintiff agreed to file a motion to dismiss the lawsuit with prejudice. The suit was dismissed on November 5, 1998.

      The Company is party to various legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters To a Vote of Security Holders

(a)   The  Company held its Annual Meeting of Stockholders on  November  12,
1998.

(b) At the meeting, the following matters were voted upon by the stockholders:

               (i)The election of Directors for the upcoming year.

               (ii)A    proposal    to    ratify    the    appointment    of
               PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending April 1, 1999.

               (iii)A proposal to amend the AMC Entertainment Inc. 1994 Stock Option and Incentive Plan.

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

    All of the shares of Class B Stock (4,041,993 shares) were voted for the nominees of management. In the election of directors by the holders of Common Stock, there were 15,949,962 votes "for" William T. Grant, II and 63,072 votes "against" and 15,950,262 "for" John P. Mascotte and 62,772 "against".

    The total votes cast concerning the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 56,413,679 voted "for", 15,134 voted "against" and 4,151 "abstentions".

      The total votes cast concerning the proposal regarding the Proposed Amendments to the AMC Entertainment Inc. 1994 Stock Option and Incentive Plan were as follows: 53,456,897 "for", 2,837,989 voted "against", 11,830 "abstentions" and 126,248 broker non-votes.

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

*4.3 Indenture dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011.

*4.4 Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011.

4.5 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

*10.1 Employment agreement between AMC Entertainment Inc. and Peter C. Brown dated January 1, 1999

*10.2 Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Philip M. Singleton dated January 1, 1999

*10.3 Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay dated February 1, 1999.

*10.4 Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh dated February 1, 1999.

*10.5              AMC Entertainment Inc. 1994 Stock Option and Incentive
                   Plan, as amended.

*10.6 Form of Non-Qualified (Non-ISO) Stock Option Agreement used in November 13, 1998 option grants to Mr. Stanley
                   H. Durwood, Mr. Peter C. Brown and Mr. Philip M.
                   Singleton.

  *27              Financial Data Schedule
_______

*    Filed herewith

(b)  Reports on Form 8-K

      On January 15, 1999, the Company filed a Form 8-K reporting under Item 5(a) the Company's plans to make a private offering of $225 million of Senior Subordinated Notes.

      On January 15, 1999, the Company filed a Form 8-K reporting under Item 5(a) the earnings for the third quarter of fiscal 1999 and under Item 5(b) the Company's unaudited Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended December 31, 1998 and January 1, 1998 and the unaudited Consolidated Balance Sheets as of December 31, 1998 and April 2, 1998.

     On January 25, 1999, the Company filed a Form 8-K reporting under item 5(a) the Company's completion of a private offering of $225 million of Senior Subordinated Notes.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date: February 10, 1999                      /s/ Peter C. Brown
                                             Peter C. Brown
                                             Co-Chairman of the Board,
                                             President  and Chief  Financial
                                             Officer



Date: February 10, 1999                      /s/ Richard L. Obert
                                             Richard L. Obert
                                             Senior Vice President-
                                             Chief Accounting and
                                             Information Officer