Form 10-K
period 1999-04-01
AMC ENTERTAINMENT INC
filed 1999-06-25
CIK 722077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K
          (Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended April 1, 1999
                                     OR
       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
 For the transition period from _________________ to ______________________
                               -----------------    ----------------------
                        Commission file number 1-8747
                           AMC ENTERTAINMENT INC.
           (Exact name of registrant as specified in its charter)
         Delaware                                 43-1304369
(State or other jurisdiction of
  incorporation or organization)                (I.R.S.  Employer
Identification No.)
   106 West 14th Street
     P. O. Box 419615
  Kansas City, Missouri                           64141-6615
(Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (816) 221-4000 Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
Title of each class                               on which registered
-------------------                               -------------------

Common Stock, 66 2/3 cents par value        American Stock Exchange, Inc.
                                            Pacific Stock Exchange, Inc.

     Securities registered pursuant to Section 12(g) of the Act:  None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No ___
                                                   ---     ----

  Indicate  by  check  mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.  [   X  ]

  The aggregate market value of the registrant's voting stock held by non-affiliates as of May 14, 1999, computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $236,048,311.

                                                Number of shares
Title of each class of common stock          Outstanding as of May 14, 1999
---------------------------------------------------------------------------
Common Stock, 66 2/3 cents par value            19,427,098
Class B Stock, 66 2/3 cents par value             4,041,993

                                   PART I
Item 1.  Business.
(a)  General Development of Business
     AMC Entertainment Inc. ("AMCE") is a holding company. AMCE's principal subsidiaries are American Multi-Cinema, Inc. ("AMC"), AMC Entertainment
International, Inc., National Cinema Network, Inc. and AMC Realty, Inc. Unless the context otherwise requires, references to "AMCE" or the "Company" refer to AMC Entertainment Inc. and its subsidiaries. All of the Company's U.S. theatrical exhibition business is conducted through AMC. The Company is developing theatres in international markets through AMC Entertainment International, Inc. and its subsidiaries. The Company engages in the on-screen advertising business through National Cinema Network, Inc. The Company's real estate activities are conducted through AMC Realty, Inc. and its subsidiary, Centertainment, Inc.

     The Company's predecessor was founded in Kansas City, Missouri in 1920. AMCE was incorporated under the laws of the state of Delaware on June 13, 1983 and maintains its principal executive offices at 106 West 14th Street, P.O. Box 419615, Kansas City, Missouri 64141-6615. Its telephone number at such address is (816) 221-4000.

(b)  Financial Information about Industry Segments
     For information about the Company's operating segments and geographic areas, see Note 14 to the Consolidated Financial Statements on page 46.
(c)  Narrative Description of Business

General

     The Company is one of the leading theatrical exhibition companies in North America, based on revenues. In the fiscal year ended April 1, 1999, the Company had revenues of $1,026,721,000. As of April 1, 1999, the Company operated 233 theatres with a total of 2,735 screens located in 23 states, the District of Columbia, Portugal, Japan, Spain, China (Hong Kong) and Canada. Approximately 60% of the Company's screens are located in Florida, California, Texas, Arizona and Missouri, and approximately 69% of its domestic screens are located in areas among the 20 largest "Designated Market Areas" (television market areas as defined by Nielsen Media Research).

     The Company is an industry leader in the development and operation of "megaplex" and "multiplex" theatres, primarily in large metropolitan markets. Megaplexes are theatres with predominantly stadium-style seating (seating with an elevation between rows to provide unobstructed viewing) and other amenities to enhance the movie-going experience. Multiplexes are theatres generally without stadium-style seating. All but two of the Company's megaplexes have 14 or more screens. The Company believes that its strategy of developing megaplexes has prompted the current theatrical exhibition industry trend in the United States and Canada toward the development of larger theatre complexes. This trend has accelerated the obsolescence of many existing movie theatres, including certain multiplexes, by setting new standards for moviegoers, who have demonstrated their preference for the more attractive surroundings, wider variety of films, better customer services and more comfortable seating typical of megaplexes.

     In addition to providing a superior entertainment experience, megaplexes generally realize economies of scale by serving more patrons from common support facilities. The Company's megaplexes have consistently ranked among its top grossing facilities on a per screen basis and many are among the top grossing theatres in North America.

      The following table provides information about the Company's domestic megaplexes and multiplexes (those open at the beginning of fiscal 1999) for the year ended April 1, 1999:

                              Megaplexes    Multiplexes
                               --------       --------
Attendance per screen          68,000         51,000
Average revenue per patron      $ 6.90         $ 6.15
Operating cash flow before rent
   as a percentage of revenues   36%            32%

     Operating cash flow before rent excludes non-theatre level revenues and expenses, including all corporate overhead. The Company uses operating cash flow before rent as an internal statistic to measure theatre level performance.

     As of April 1, 1999, 1,335 screens, or 48.8% of the Company's total screens, were located in megaplexes and the average number of total screens per theatre was 11.7. The average number of screens per theatre for the ten largest North American theatrical exhibition companies (based on number of screens) was 7.2 and the average for all North American theatrical exhibition companies was 6.1, based on the listing of exhibitors in the National Association of Theatre Owners 1998-99 Encyclopedia of Exhibition, as of May 1, 1998.

     The Company continually upgrades its theatre circuit by opening new theatres (primarily megaplexes), adding new screens to existing theatres and selectively closing or disposing of unprofitable multiplexes. From April 1996 through April 1, 1999, the Company opened 57 new theatres with 1,229 screens, representing 44.9% of its current number of screens, acquired four multiplexes with 29 screens in strategic film zones, added 44 screens to existing theatres and closed or disposed of 54 theatres and 286 screens. Of the 1,229 screens opened during the period, 1,196 screens were located in a total of 53 megaplexes. As of April 1, 1999, the Company had 14 megaplexes under construction with a total of 316 screens.

     Revenues for the Company are generated primarily from box office admissions and theatre concessions sales, which accounted for 64% and 30%, respectively, of the Company's fiscal 1999 revenues. The balance of the Company's revenues are generated primarily by its on-screen advertising business, video games located in theatre lobbies and the rental of theatre auditoriums.

Strategy
     The Company's strategy is to expand its theatre circuit primarily by developing new megaplexes in major markets in the United States and select international markets. New theatres will primarily be megaplexes which will be equipped with SONY Dynamic Digital Sound (SDDS) and AMC LoveSeat style seating (plush, high-backed seats with retractable armrests). Other amenities may include auditoriums with TORUS Compound Curved Screens and High Impact Theatre Systems (HITS), which enhance picture and sound quality, respectively.

     The Company's megaplex strategy enhances attendance and concessions sales by enabling it to exhibit concurrently a variety of motion pictures attractive to different segments of the movie-going public. Megaplexes also allow the Company to match a particular motion picture's attendance patterns to the appropriate auditorium size (ranging from approximately 90 to 450 seats), thereby extending the run of a motion picture and providing superior theatre economics. The Company believes that megaplexes enhance its ability to license commercially popular motion pictures and to economically access prime real estate sites due to its desirability as an anchor tenant.

     The Company believes that the megaplex format has started a new replacement cycle for the industry. The new format raises moviegoers' expectations by providing superior viewing lines, comfort, picture and sound quality as well as increased choices of films and start times. The Company believes that consumers will increasingly choose theatres based on the quality of the movie-going experience rather than simply upon the location of the theatre. As a result, the Company believes that older, smaller theatres will become obsolete as the megaplex concept matures.

     The Company believes that significant opportunities exist for development of modern megaplexes in select international markets. The theatrical exhibition business has become increasingly global, and box office receipts from international markets exceed those of the U.S. market. In addition, the production and distribution of feature films and demand for American motion pictures are increasing in many countries. The Company believes that its experience in developing and operating megaplexes provides it with a significant advantage in developing megaplexes in international markets, and the Company intends to utilize this experience, as well as its existing relationships with domestic motion picture studios, to enter select international markets. The Company's strategy in these markets is to operate leased theatres. Presently, the Company's activities in international markets are directed toward selected countries in Asia and Western Europe and Canada.

      The Company intends to consider partnerships or joint ventures, where appropriate, to share risk and leverage resources. Such ventures may include interests in projects that include restaurant, retail and other concepts. The Company has formed a joint venture with Planet Hollywood International, Inc. that is scheduled to open a Planet Movies facility on June 30, 1999 near Columbus, Ohio. This facility will consist of a 30 screen AMC megaplex, a Planet Hollywood and Official All Star Cafe restaurant and 30,000 square foot rotunda featuring memorabilia, entertainment related merchandise and food kiosks.

     Through Centertainment, Inc. and its subsidiaries, the Company plans to enhance the moviegoing experience of its patrons by creating environments that combine complementary food, retail and other synergistic uses with the megaplex concept. Centertainment, Inc. and its subsidiaries presently are involved in the pre-development of several retail/entertainment projects, including a project in downtown Kansas City, Missouri, known as the "Power and Light District."

      The Company continually monitors the performance of its theatres and has improved the profitability of certain of its older theatres by converting them to "dollar houses" which display second-run movies and charge lower admission prices (ranging from $1.00 to $1.75). It operated 11 such theatres with 71 screens as of April 1, 1999 (2.6% of the Company's total screens). The Company is evaluating its future plans for many of its multiplexes, which may include selling theatres, subleasing properties to other exhibitors or for other uses, retrofitting certain theatres to the standards of a megaplex or closing theatres and terminating the leases. Closure or other dispositions of certain multiplexes will result in expenses which are primarily comprised of expected payments to landlords to terminate leases or conversion costs. The Company anticipates that it will incur approximately $15 million of costs related to the closure of approximately 34 multiplexes with 220 screens in fiscal 2000. As of June 3, 1999, the Company had closed 18 of these multiplexes with 123 screens and recognized approximately $9 million of theatre closure expense. During fiscal 1999, the Company closed or sold 16 multiplexes with 87 screens.

Theatre Circuit
      The following table sets forth information concerning additions and dispositions of theatres and screens during, and the number of theatres and screens operated as of the end of, the last five fiscal years. The Company adds and disposes of theatres based on industry conditions and its business strategy.
                            Changes in Theatres Operated
                        Additions           Dispositions     Total Theatres Operated
                   -------------------   ------------------  -----------------------
Fiscal Year Ended  Number of  Number of  Number of Number of  Number of  Number of
                   Theatres   Screens    Theatres  Screens     Theatres   Screens
                   --------  --------  -------- --------     ---------  -------
March 30, 1995         3        53          7        26          232       1,630
March 28, 1996         7       150         13        61          226       1,719
April 3, 1997         17       314         15        76          228       1,957
April 2, 1998         24       608         23       123          229       2,442
April 1, 1999         20       380         16        87          233       2,735
     Total            71     1,505         74       373
                      ==     =====         ==       ===

      As of April 1, 1999, the Company operated 60 megaplexes having an aggregate of 1,335 screens, representing 48.8% of its screens. The following table provides greater detail with respect to the Company's theatre circuit as of such date.

                                 Total      Total       Theatres
   Domestic                     Screens    Theatres  Multiplex  Megaplex
   --------                     --------  --------  ---------  -------
Florida                           476        42       34        8
California                        460        35       24       11
Texas                             382        29       21        8
Arizona                           172        14        9        5
Missouri                          147        13       10        3
Pennsylvania                      125        14       13        1
Georgia                           116         9        6        3
Michigan                          115        15       14        1
Colorado                          102         9        6        3
Virginia                           87         9        8        1
Oklahoma                           66         5        3        2
Illinois                           60         2        -        2
Ohio                               56         4        3        1
Kansas                             53         3        1        2
Maryland                           42         5        5        -
New Jersey                         30         5        5        -
Nebraska                           24         1         -       1
North Carolina                     22         1         -       1
Louisiana                          20         3        3        -
Washington                         20         3        3        -
New York                           16         2        2        -
District of Columbia                9         1        1        -
Massachusetts                       4         1        1        -
Delaware                            3         1        1        -
                                  ----      ----     ----     ----
   Total Domestic               2,607       226      173       53
                                 -----      ----     ----     ----
   International
   -------------
Portugal                           20         1         -       1
Japan                              29         2         -       2
Canada                             44         2         -       2
China (Hong Kong)                  11         1         -       1
Spain                              24         1         -       1
                                  ----      ----     ----     ----
   Total International            128         7         -       7
                                  ----      ----     ----     ----
Total Theatre Circuit            2,735      233       173      60
                                 =====      ====     ====     ====

Film Licensing
      The Company predominantly licenses "first-run" motion pictures from distributors owned by major film production companies and from independent distributors that generally acquire licensing rights from smaller production companies. Films are licensed on a film-by-film and theatre-by-theatre basis. The Company obtains these licenses either by negotiations directly with, or by submitting bids to, distributors. Negotiations with distributors are based on several factors, including theatre location, competition, season of the year and motion picture content. Rental fees are paid by the Company under a negotiated license and are made on either a "firm terms" basis, where final terms are negotiated at the time of licensing, or on a settlement basis, where terms are adjusted subsequent to the exhibition of a motion picture. Firm term fee arrangements generally are more favorable to the distributor than settlement fee arrangements with respect to the percentage of admissions revenue ultimately paid to license a motion picture.

      North American film distributors typically establish geographic film licensing zones and allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where the Company is the sole exhibitor, the Company obtains film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor will either require the exhibitors in the zone to bid for a film or will allocate its films among the exhibitors in the zone. When films are allocated, a distributor will choose which exhibitor is offered a film and then that exhibitor will negotiate film rental terms directly with the distributor for the film. While the allocation of films among exhibitors may differ from film to film, patterns of film distribution have developed over time when competing theatres are comparable in size and quality. The Company believes these allocation patterns may change as the megaplex concept matures.

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

      Licenses entered into through both negotiated and bid processes typically state that rental fees shall be based on the higher of a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentages declining over the term of the run. Under a theatre admissions revenue formula, the distributor receives a specified percentage of the excess of admissions revenues over a negotiated allowance for theatre expenses. First-run motion picture rental fees are generally the greater of (i) 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks, and (ii) a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses (commonly known as a "90/10" clause). Second-run motion picture rental fees typically begin at 35% of box office admissions and often decline to 30% after the first week. The Company may pay non-refundable guarantees of film rentals or make advance payments of film rentals, or both, in order to obtain a license in a negotiated or bid process, subject, in some cases, to a per capita minimum license fee.

      The Company licenses films through film buyers who enable the Company to capitalize on local trends and to take into account actions of local competitors in the Company's negotiation and bidding strategies. Criteria considered in licensing each motion picture include cast, director, plot, performance of similar motion pictures, estimated motion picture rental costs and expected rating by the Motion Pictures Association of America. Successful licensing depends greatly upon knowledge of the tastes of the residents in markets served by each theatre and insight into the trends in those tastes, as well as the availability of commercially popular motion pictures. The Company at no time licenses any one motion picture for all of its theatres.

     The Company's business is dependent upon the availability of marketable motion pictures. There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Paramount Pictures, Warner Bros. Distribution, SONY Pictures Releasing (Columbia Pictures and Tri-Star Pictures), Twentieth Century Fox, and New Line Cinema. According to information sourced from Variety (an industry publication), these distributors accounted for 73% of industry admissions revenues in 1998. From year to year, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 1999, no single distributor accounted for more than 10% of the motion pictures licensed by the Company or for more than 20% of the Company's box office admissions. Poor relationships with distributors, poor performance of motion pictures or disruption in the production of motion pictures by the major studios and/or independent producers may have an adverse effect upon the business of the Company.

     During the period from January 1, 1990 to December 31, 1998, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America. Recently, certain distributors have announced their intention to reduce production of films. If a motion picture still has substantial potential following its first-run, the Company may license it for a "sub-run." Although average daily sub-run attendance is often less than average daily first-run attendance, sub-run film rentals are also generally lower than first-run film rentals. Sub-runs enable the Company to exhibit a variety of motion pictures during periods in which there are few new film releases.

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

     Newer megaplexes are designed to have more concessions service capacity per seat than multiplexes with concessions stands that have multiple service stations to make it easier to serve larger numbers of customers. In addition, they generally feature the "pass-through" concept, which provides a staging area behind the concessions equipment to prepare concessions products. This permits the concessionist serving patrons to simply sell concessions items instead of also preparing them, thus providing more rapid service to customers. Strategic placement of large concessions stands within theatres heightens their visibility, aids in reducing the length of concessions lines and improves traffic flow around the concessions stands.

     The Company negotiates prices for its concessions products and supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates.

Theatrical Exhibition Industry Overview
      Motion picture theatres are the primary initial distribution channel for new motion picture releases and the Company believes that the theatrical success of a motion picture is often the most important factor in establishing its value in the cable television, videocassette/DVD and other ancillary markets. The Company further believes that the emergence of alternative motion picture distribution channels has not adversely affected attendance at theatres and that these distribution channels do not provide an experience comparable to that of viewing a movie in a theatre. The Company believes that alternative motion picture distribution channels have provided additional revenue sources for filmed entertainment product which have stimulated production. The Company believes that the public will continue to recognize the value of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a larger audience.

     Annual domestic theatre attendance has averaged approximately one billion persons since the early 1960s. Since 1988, the industry has experienced growth, with attendance increasing at a 3.5% compound growth rate over the period. During 1998, domestic attendance was 1.48 billion, according to information obtained from the Motion Picture Association of America. Variances in year-to-year attendance are primarily related to the overall popularity and supply of motion pictures.

      The following table represents information obtained from the Motion Picture Association of America on attendance, average ticket prices and box office sales for 1998.

                                                                 U.S. Box
                                      Attendance     Average   Office Sales
Year                               (in millions)  Ticket Price (in millions)
----                               ------------   ------------  ------------
     1994                               1,292          $4.18      $5,396
     1995                               1,263          $4.35      $5,493
     1996                               1,339          $4.41      $5,911
     1997                               1,388          $4.59      $6,366
     1998                               1,481          $4.69      $6,949

Competition
     The Company competes against both local and national exhibitors, some of which may have substantially greater financial resources. There are over 500 companies competing in the domestic theatrical exhibition industry, approximately 280 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. In fiscal 1999, four of the industry's largest companies merged, and there may be additional mergers in the future.
According to the Motion Pictures Association of America, the number of indoor screens in the United States was 33,440 at the end of 1998. Based on the May 1, 1998 listing of exhibitors in the National Association of Theatre Owners 1998-99 Encyclopedia of Exhibition, the Company believes that the ten largest exhibitors (in terms of number of screens) operated approximately 55% of such number of screens, with no one exhibitor operating more than ten percent of the total screens. Information concerning the ten largest exhibitors does not reflect changes in screens operated by them between the date of the National Association of Theatre Owners information and the date of the Motion Pictures Association of America information.

  The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competitors may be national circuits, regional circuits or smaller independent exhibitors. Competition is often intense with respect to the following factors.

 . Attracting Patrons. The competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location and number of theatres and screens in a market, the comfort and quality of the theatres and pricing. Many of the Company's competitors have sought to increase the number of screens that they operate. Competitors have built or may be planning to build theatres in certain areas where the Company operates, which could result in excess capacity and increased competition for patrons.
 . Licensing Motion Pictures. The Company believes that the principal competitive factors with respect to film licensing include licensing terms, seating capacity and the location and condition of an exhibitor's theatres.
 . Finding New Theatres Sites. The Company must compete with exhibitors and others in its efforts to locate and acquire attractive sites for the Company's theatres.

  The Company expects that in the long term the addition of new megaplexes will help it obtain more favorable allocations of film product and other licensing terms from distributors than its competitors. However, competition from established theatres that have established relationships with distributors initially may negatively impact the earnings of new megaplexes. As with other exhibitors, the Company's smaller multiplexes are subject to deteriorating financial performance and to being rendered obsolete through the introduction of new, competing megaplexes by the Company and other exhibitors.

  The Company also faces similar competition in the international markets in which it operates.

  The theatrical exhibition industry faces competition from other distribution channels for filmed entertainment, such as cable television, pay per view and home video systems, as well as from all other forms of entertainment.

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

     The Company's theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although the Company believes that its theatres are in substantial compliance with the ADA, in January 1999, the Civil Rights Division of the Department of Justice filed suit against the Company alleging that certain of its megaplex theatres with stadium-style seating violate the ADA. See Item 3. Legal Proceedings on page 10.

       As the Company expands internationally, it becomes subject to regulation by foreign governments. There are significant differences between the theatrical exhibition industry regulatory environment in the United
States and in international markets. Regulatory barriers affecting such matters as the size of theatres, the issuance of licenses and the ownership of land may restrict market entry. Vertical integration of production and exhibition companies in international markets may also have an adverse effect on the Company's ability to license motion pictures for international exhibition. The Company's international operations also face the additional risks of fluctuating currency values. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its Japanese and European theatres but instead intends to use them to fund additional expansion. Quota systems used by some countries to protect their domestic film industry may adversely affect revenues from theatres that the Company develops in such markets. Such differences in industry structure and regulatory and trade practices may adversely affect the Company's ability to expand internationally or to operate at a profit following such expansion.

Seasonality
     As with other exhibitors, the Company's business is seasonal in nature, with the highest attendance and revenues generally occurring during the summer months and holiday seasons. See Statements of Operations by Quarter (Unaudited) on page 49.

Employees
      As of April 1, 1999, the Company had approximately 2,300 full-time and 10,000 part-time employees. Approximately 18% of the part-time employees were minors paid the minimum wage.

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

Item 2.  Properties.

     Of the Company's 233 theatres and 2,735 screens operated as of April 1, 1999, American Multi-Cinema, Inc. was the owner or lessee of 224 theatres with 2,593 screens, and AMC Entertainment International, Inc. leased 5 theatres with 84 screens and its subsidiaries, Actividades Multi-Cinemas E Espectaculos, LDA, and AMC Entertainment Espana S.A. leased one theatre with 20 screens and one theatre with 24 screens, respectively. American Multi-Cinema, Inc. also operated two theatres with 14 screens owned by a third party.

      Of the 233 theatres operated by the Company as of April 1, 1999, 11 theatres with 128 screens were owned, 10 theatres with 97 screens were leased  pursuant  to  ground leases, 210 theatres with  2,496  screens  were leased pursuant to building leases and two theatres with 14 screens were managed. The Company's leases generally have terms ranging from 13 to 25 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre's revenue above a base amount and require the Company to pay for property taxes, maintenance, insurance and certain other property-related expenses.

      In some cases, the Company's rights as tenant are subject and subordinate to the mortgage loans of lenders to its lessors, so that if a mortgage were to be foreclosed, the Company could lose its lease. Historically, this has never occurred.

      The majority of the concessions, projection, seating and other equipment required for each of the Company's theatres is owned.

      The Company leases its corporate headquarters, located in Kansas City, Missouri. Division offices are leased in Los Angeles, California; Clearwater, Florida; and Voorhees, New Jersey (Philadelphia) and a film licensing office is leased in Woodland Hills, California (Los Angeles).

Item 3.  Legal Proceedings.

      On January 29, 1999, the Department of Justice ("DOJ") filed suit against the Company in the United States District Court for the Central District of California, United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. The complaint alleges that the Company has designed, constructed and operated two of its motion picture theatres in the Los Angeles area and unidentified theatres elsewhere that have stadium-style seating in violation of DOJ regulations implementing Title III of the ADA and related "Standards for Accessible Design" (the "Standards"). The complaint alleges various types of non-compliance with the DOJ's Standards, but relates primarily to issues relating to lines of sight. The DOJ seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages and a civil penalty.

      The current DOJ position appears to be that theatres must provide wheelchair seating locations and transfer seats with viewing angles to the screen  that  are  at  the  median or better,  counting  all  seats  in  the auditorium. Heretofore, the Company has attempted to conform to the evolving standards imposed by the DOJ and believes its theatres are in substantial compliance with the ADA. However, the Company believes that the DOJ's current position has no basis in the ADA or related regulations and is an attempt to amend the ADA regulations without complying with the Administrative Procedures Act. The Company has filed an answer denying the allegations and asserting that the DOJ is engaging in unlawful rulemaking. A similar claim has been made by another exhibitor, Cinemark USA, Inc. v. United States Department of Justice, United States District Court for the Northern District of Texas, Case No. 399CV0183-L. Although no assurances can be given, based on existing precedent involving stadiums or stadium seating, the Company believes that an adverse decision in this matter is not likely to have a material adverse effect on its financial condition, liquidity or results of operations. However, there have been only a few cases involving stadiums or stadium seating.

      In an unrelated action filed on March 5, 1998, in the United States District Court for the District of Arizona, Howard Bell v. AMC 24 Theatres, CIV 98 0390, a private plaintiff alleged that the Company had violated the ADA for not dispersing accessible seating or providing accessible signage at a megaplex located in Phoenix, Arizona. On October 16, 1998, another private plaintiff filed suit in the United States District Court for the District of Southern Florida, Barbara Harris v. American Multi-Cinema, Inc., CIV 98-2472, alleging that the Company had violated the ADA by failing to provide comparable seating for wheel chair patrons. Both suits have been settled for nominal amounts. The Bell suit was dismissed on March 9, 1999 and the Harris case was dismissed on June 1, 1999.

      On November 30, 1998, Cyndi Soto filed suit in the United States District Court for the Central District of California, Cyndi Soto v. American Multi-Cinema, Inc. and JANSS/TYS Long Beach Associates, CV989547SLRNBX, alleging that one of the Company's theatres violated the ADA and California law by failing to remove certain barriers to access. The suit seeks an unspecified amount of general, special and punitive damages under California law and an injunction requiring the Company remove the alleged barriers. The Company has filed an answer denying the allegations in the Soto suit. On March 4, 1999, William P. Storrs filed a purported class action lawsuit in the United States District Court for the Southern District of Texas, William P. Storrs v. AMC Entertainment, Inc., Case No. H-99-061, alleging that sight lines at a Houston area megaplex violate the Americans with Disabilities Act and Chapter 121 of the Texas Human Resources Code. The suit seeks injunctive, declaratory and monetary relief. AMC has filed its answer denying the allegations and asserting a number of affirmative defenses. In addition, AMC has asked the Court to stay the suit pending resolution of the Department of Justice litigation filed in California referred to above.

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

      AMC currently utilizes SDDS systems with respect to 2,300 of its screens and owns 159 portable systems employing Dolby Digital technology. AMC is the beneficiary of indemnification arrangements with respect to these actions. Pursuant to AMC's contractual arrangements with Sony Cinema Products Corporation ("Sony Cinema"), a subsidiary of Sony Corporation of America, Sony Cinema is obligated to indemnify, defend and hold harmless AMC from and against any and all liabilities, damages, losses, costs and expenses (including attorneys' fees) suffered or incurred by AMC in connection with any third party claim for alleged infringement of any patent, trademark or similar right relating to the SDDS systems. The agreement with Sony Cinema provides that Sony Cinema at its expense and option, shall (i) settle or defend against such a claim, (ii) procure for AMC the right to use the SDDS systems in a manner that will cause them to perform as originally intended under the agreement between AMC and Sony Cinema; (iii) replace or modify the SDDS systems to avoid infringement; or
(iv) remove the SDDS systems from AMC's facilities (at such time and in such manner as to not disrupt AMC's business operations) and refund to AMC the purchase price less depreciation. Dolby Laboratories has agreed (i) to defend, indemnify and hold AMC harmless from any losses arising out of the Drexler v. Dolby Labs. action and (ii) in the event the Dolby Digital technology is found to infringe one or more of the Drexler patents, to procure for AMC at Dolby's expense the right to make, use and sell the Dolby Digital technology or to modify it so that it is non-infringing. As a result, although no assurance can be given, the Company believes that these actions will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

     The Company is party to various legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

Item 4.  Submission Of Matters to a Vote of Security Holders.

     There has been no submission of matters to a vote of security holders during the thirteen weeks ended April 1, 1999.

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

                              Fiscal 1999          Fiscal 1998
                              -------------       ------------
                               High    Low          High     Low
                               ----    ----         ----     ----
First Quarter               $23 3/4   $16 13/16    $23 3/8  $17 7/8
Second Quarter               19 7/8    11 1/4       20 3/4   17 5/8
Third Quarter                21 1/16   10 3/4       23       18 3/4
Fourth  Quarter              20 3/16   13 9/16      27 3/4   21 3/4


Stock Ownership
     On May 14, 1999, there were 490 stockholders of record of Common Stock and one stockholder of record (the 1992 Durwood, Inc. Voting Trust dated December 12, 1992) of Class B Stock.

      The Company's Certificate of Incorporation provides that holders of Common Stock and Class B Stock shall receive, pro rata per share, such cash dividends as may be declared from time to time by the Board of Directors. Certain provisions of the Indentures respecting the Company's 9 1/2% Senior Subordinated Notes due 2009, the Company's 9 1/2% Senior Subordinated Notes due 2011 and the Company's $425 million revolving credit facility (the "Credit Facility") restrict the Company's ability to declare or pay dividends on and purchase capital stock. Presently, it is not anticipated that the most restrictive of these provisions, which are set forth in the Credit Facility, will affect the Company's ability to pay dividends in the foreseeable future should it choose to do so. Except for a $1.14 per share dividend declared in connection with a recapitalization that occurred in August 1992, the Company has not declared a dividend on shares of Common Stock or Class B Stock since fiscal 1989. Any payment of cash dividends on Common Stock in the future will be at the discretion of the Board and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board. Currently, the Company does not contemplate declaring or paying any dividends on its Common Stock.

Item 6.  Selected Financial Data.

                                                           Years Ended (1)(6)
                           -----------------------------------------------------------
                                   April 1,    April 2,  April 3,  March 28, March 30,

(In thousands, except per
-------------------------
share and operating data)              1999      1998       1997      1996       1995
--------------------------             ----      ----       ----      ----       ----

Statement of Operations
   Data:
 Total revenues                    $1,026,721  $852,755  $752,904  $658,549  $ 565,410
 Total cost of operations             865,771   691,500   583,309   493,935    434,829
 General and administrative            58,419    54,354    56,647    52,059     41,639
 Depreciation and
   amortization                        89,221    70,117    52,572    42,087     37,913
 Impairment of long-lived
   assets                               4,935    46,998     7,231     1,799          -
                                     --------   -------   -------   -------    -------
 Operating income (loss)                8,375  (10,214)    53,145    68,669     51,029
 Interest expense                      38,628    35,679    22,022    28,828     35,908
 Investment income                      1,368     1,090       856     7,052     10,013
 Gain (loss) on disposition
   of assets                            2,369     3,704      (84)     (222)      (156)
                                      -------   -------   -------   -------    -------
 Earnings (loss) before
   income taxes
   and extraordinary item            (26,516)  (41,099)    31,895    46,671     24,978
 Income tax provision                (10,500)  (16,600)    12,900    19,300    (9,000)
                                      -------   -------   -------   -------    -------
 Earnings (loss) before
   extraordinary item                (16,016)  (24,499)    18,995    27,371     33,978
 Extraordinary item,
   net of taxes (2)                         -         -         - _(19,350)          -
                                      -------   -------   -------   -------    -------
 Net earnings (loss)                $(16,016) $(24,499)  $ 18,995  $ 8,021    $ 33,978
                                      =======   =======   =======   =======    =======
 Preferred dividends                        -     4,846     5,907    7,000       7,000
                                      -------   -------   -------   -------    -------

 Net earnings (loss) for
   common shares                    $(16,016)$ (29,345) $  13,088  $  1,021  $  26,978
                                      =======   =======   =======   =======    =======
 Earnings (loss) per share
  before extraordinary item:
   Basic                            $   (.69)$   (1.59)$      .75 $   1.23   $    1.64
   Diluted                              (.69)    (1.59)       .74     1.15        1.45
 Earnings (loss) per share:
   Basic                            $   (.69)$   (1.59) $     .75 $    .06(2) $   1.64
   Diluted                              (.69)    (1.59)       .74      .34        1.45
 Weighted average number
  of shares outstanding:
   Basic                               23,378    18,477    17,489    16,513     16,456
   Diluted                             23,378    18,477    17,784    23,741     23,489
Balance Sheet Data
 (at period end):
 Cash, equivalents and
   investments                       $ 13,239 $   9,881  $ 24,715  $ 10,795   $140,377
 Total assets                         975,730   795,780   719,055   483,458    522,154
 Corporate borrowings                 561,045   348,990   315,072   126,150    200,222
 Capital lease
   obligations                         48,575    54,622    58,652    62,022     67,282
Stockholders' equity                  115,465   139,455   170,012   158,918    157,388
Other Financial Data:
 Capital expenditures                $260,813  $389,217  $253,380  $120,796   $ 56,403
 Proceeds from
   sale/leasebacks                          -   283,800         -         -          -
 Rent expense                         165,370   106,383    80,061    64,813     60,076
 Preopening expense (3)                 2,265     2,243     2,414       573          -
 Theatre closure expense (4)            2,801         -         -         -          -
 Adjusted EBITDA (5)                  107,597   109,144   115,362   113,128     88,942
Operating Data (at
   period end):
 Number of megaplexes
   operated                                60        44        19         5          -
 Number of megaplex
   screens operated                     1,335       987       379        98          -
 Number of multiplexes
   operated                               173       185       209       221        232
 Number of multiplex
   screens operated                     1,400     1,455     1,578     1,621      1,630
 Screens per theatre
   circuit wide                          11.7      10.7      8.6      7.6           7.0




(1)Fiscal 1997 consists of 53 weeks.  All other fiscal years have 52 weeks.
(2)Fiscal 1996 includes a $19,350 extraordinary loss on early extinguishment of debt (net of income tax benefit of $13,400) equal to $1.17 per common share.
(3)Preopening expense is comprised of advertising and promotional expense that is incurred in connection with the opening of a new theatre. Certain other preopening costs are capitalized and amortized over a two year period.
   In fiscal 2000 (as the result of a new accounting pronouncement), all capitalized preopening costs will be written off as a cumulative effect adjustment and all future preopening costs will be expensed as incurred.
(4)Theatre closure expense relates to actual and estimated lease exit costs on multiplex theatres. The Company anticipates that it will incur approximately $15 million of costs related to the closure of approximately
   34 multiplexes with 220 screens in fiscal 2000.
(5)Represents net earnings (loss) plus interest, income taxes, depreciation and amortization and adjusted for impairment losses, preopening expense, theatre closure expense, gain (loss) on disposition of assets, equity in earnings of unconsolidated affiliates and extraordinary item. Management of the Company has included Adjusted EBITDA because it believes that Adjusted EBITDA provides lenders and stockholders additional information for estimating the Company's value and evaluating its ability to service debt. Management of the Company believes that Adjusted EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to operating income (as determined in accordance with GAAP). Adjusted EBITDA as determined by the Company may not be comparable to EBITDA as reported by other companies. In addition, Adjusted EBITDA is not intended to represent cash flow (as determined in accordance with GAAP) and does not represent the measure of cash available for discretionary uses.
(6)There were no cash dividends declared on Common Stock during the last five fiscal years.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report contains certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include words or phrases such as the Company or its management "believes," "expects," "anticipates," "intends", "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the expectations of the Company include, among others: (i) the Company's ability to enter into various financing programs; (ii) the performance of films licensed by the Company; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) general economic conditions, including adverse changes in inflation and prevailing interest rates; (vii) demographic changes; (viii) increases in the demand for real estate; and (ix) changes in real estate, zoning and tax laws. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


OPERATING RESULTS

Years (52 Weeks) Ended April 1, 1999 and April 2, 1998


                                        52 Weeks      52 Weeks
                                          Ended         Ended
                                         April 1,    April 2,
(Dollars in thousands)                    1999          1998     % Change
--------------------------------------------------------------------------
Revenues
 Domestic
 Admissions                          $  628,373     $530,653       18.4%
 Concessions                            299,534      251,025       19.3
 Other                                   20,822       16,052       29.7
                                        --------------------------------
                                        948,729      797,730       18.9
 International
 Admissions                              33,788       22,918       47.4
 Concessions                              7,813        4,992       56.5
 Other                                      944           59          *                        42,545    27,969
                                        --------------------------------
                                         42,545        27,969      52.1
 On-screen advertising and other         35,447        27,056      31.0
                                        --------------------------------
       Total revenues                $1,026,721      $852,755      20.4%
                                        ================================
Cost of Operations
 Domestic
  Film exhibition costs              $  340,653     $287,516       18.5%
  Concession costs                       46,262       40,109       15.3
 Rent                                   156,324      100,928       54.9
  Other                                 252,733      215,656       17.2
                                       --------------------------------
                                        795,972      644,209       23.6
 International
 Film exhibition costs                   17,784       12,410       43.3
 Concession costs                         2,425        1,953       24.2
 Rent                                     9,046        5,455       65.8
 Other                                   12,478        6,180          *
                                        --------------------------------
                                         41,733       25,998       60.5
 On-screen advertising and other         28,066       21,293       31.8
                                        --------------------------------
         Total cost of operations      $865,771     $691,500       25.2%
                                        ================================
* Percentage change in excess of 100%.



                                         52 Weeks      52 Weeks
                                           Ended         Ended
                                         April 1,      April 2,
(Dollars in thousands)                     1999           1998    % Change
---------------------------------------------------------------------------

General and Administrative
 Corporate and domestic                $  43,958     $  42,636        3.1%
 International                             9,770         6,879       42.0
 On-screen advertising and other           4,691         4,839       (3.1)
                                         --------------------------------
  Total general and administrative     $  58,419     $  54,354        7.5%
                                         ================================
Depreciation and Amortization
 Corporate and domestic                $  82,500     $  65,168       26.6%
 International                             4,407         2,534       73.9
 On-screen advertising and other           2,314         2,415       (4.2)
                                         --------------------------------
  Total depreciation and amortization  $  89,221     $  70,117       27.2%
                                         ================================


      Revenues. Total revenues increased 20.4%, or $173,966,000, during the year (52 weeks) ended April 1, 1999 compared to the year (52 weeks) ended April 2, 1998.

      Total domestic revenues increased 18.9%, or $150,999,000, from the prior year. Admissions revenues increased 18.4%, or $97,720,000, due to a 14.5% increase in attendance, which contributed $77,182,000 of the increase, and a 3.4% increase in average ticket prices, which contributed $20,538,000 of the increase. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 11 new megaplexes with 256 screens since April 2, 1998, offset by a 3.5% decrease in attendance at comparable megaplexes (theatres opened before fiscal 1998). Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 11.7% decrease in attendance at comparable multiplexes and the closure or sale of 15 multiplexes with 83 screens since April 2, 1998. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 19.3%, or $48,509,000, due to the increase in total attendance, which contributed $36,511,000 of the increase, and a 4.2% increase in average concessions per patron, which contributed $11,998,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     Total international revenues increased 52.1%, or $14,576,000, from the prior year. Admissions revenues increased 47.4%, or $10,870,000, due primarily to an increase in attendance from the addition of a 24-screen megaplex in Spain, a 16-screen megaplex in Japan, an 11-screen megaplex in China (Hong Kong) and two new megaplexes with a total of 44 screens in Canada during the fifty-two weeks ended April 1, 1999. Attendance at comparable international megaplexes increased 7.7% for the year ended April 1, 1999 compared to the year ended April 2, 1998. Concession revenues increased 56.5%, or $2,821,000, due primarily to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, although this did not have a material impact on consolidated net earnings.

      On-screen advertising and other revenues increased 31.0%, or $8,391,000, from the prior year due to an increase in the number of screens served, offset by a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

      Cost  of  Operations.   Total  cost  of  operations  increased  25.2%,  or
$174,271,000, during the year (52 weeks) ended April 1, 1999 compared to the year (52 weeks) ended April 2, 1998.

     Total domestic cost of operations increased 23.6%, or $15,763,000, from the prior year. Film exhibition costs increased 18.5%, or $53,137,000, due to higher attendance, which contributed $52,946,000 of the increase, and a slight increase in the percentage of admissions paid to film distributors, which increased film exhibition costs by $191,000. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current and in the prior year. Concession costs increased 15.3%, or $6,153,000, due to the increase in concessions revenues, which contributed $7,751,000 of the increase, offset by a decrease in concession costs as a percentage of concessions revenues, which produced a decrease in concession costs of $1,598,000. As a percentage of concessions revenues, concession costs were 15.4% in the current year compared with 16.0% in the prior year. Rent expense increased 54.9%, or $55,396,000, due to the higher number of screens in operation, the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes, and the sale and lease back during the third and fourth quarters of the prior year of the real estate assets associated with 13 megaplexes, including seven theatres opened during fiscal 1998, to Entertainment Properties Trust ("EPT"), a real estate investment trust (the "Sale and Lease Back Transaction"). Other cost of operations increased 17.2%, or $37,077,000, from the prior year primarily due to the higher number of screens in operation. Other cost of operations includes $2,801,000 of theatre closure expense related to actual and estimated costs to close multiplexes during the current year. As a percentage of revenues, other cost of operations was 26.6% during the current year as compared with 27.0% in the prior year.

     Total international cost of operations increased 60.5%, or $15,735,000, from the prior year. Film exhibition costs increased 43.3%, or $5,374,000, due to higher attendance, offset by a decrease in the percentage of admissions paid to film distributors. Rent expense increased 65.8%, or $3,591,000, and other cost of operations increased $6,298,000, from the prior year, primarily due to the increased number of international screens in operation. International cost of operations were positively impacted by a stronger U.S. dollar, although this did not have a material impact on consolidated net earnings.

      On-screen advertising and other cost of operations increased 31.8%, or $6,773,000, due to an increase in the number of screens served, offset by a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

      General and Administrative. General and administrative expenses increased 7.5%, or $4,065,000, during the year (52 weeks) ended April 1, 1999.

     Corporate and domestic general and administrative expenses increased 3.1%, or $1,322,000, primarily due to increased payroll and other costs associated with the Company's expansion program.

      International general and administrative expenses increased 42.0%, or $2,891,000, primarily due to the Company's international expansion program.

      On-screen advertising and other general and administrative expenses decreased 3.1%, or $148,000, primarily due to the change in the number of periods included in the results of operations for the Company's on-screen advertising business.

      Depreciation and Amortization. Depreciation and amortization increased 27.2%, or $19,104,000, during the year (52 weeks) ended April 1, 1999. This increase was caused by an increase in employed theatre assets resulting from the Company's expansion plan, which was partially offset by lower depreciation and amortization as a result of the reduced carrying amounts of impaired multiplex assets.

      Impairment of Long-lived Assets. During the fourth quarter of the current year, the Company recognized a non-cash impairment loss of $4,935,000 ($2,912,000 after tax, or $.13 per share) on 24 multiplexes with 186 screens in 11 states (primarily Georgia, Ohio, Texas and Colorado) including a loss of $937,000 associated with 7 theatres that were included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. The Company is evaluating its future plans for many of its multiplexes, which may include selling theatres, subleasing properties to other exhibitors or for other uses, retrofitting certain theatres to the standards of a megaplex or closing theatres and terminating the leases. Closure or other dispositions of certain multiplexes will result in expenses which are primarily comprised of expected payments to landlords to terminate leases or conversion costs. The Company anticipates that it will incur approximately $15 million of costs related to the closure of approximately 34 multiplexes with 220 screens in fiscal 2000. As of June 3, 1999, the Company had closed 18 of these multiplexes with 123 screens and recognized approximately $9 million of theatre closure expense. During fiscal 1999, the Company closed or sold 16 multiplexes with 87 screens.

      During the second quarter of the prior year, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.50 per share) on 59 multiplexes with 412 screens in 14 states (primarily California, Texas, Missouri, Arizona and Florida) including a loss of $523,000 associated with 10 theatres that were included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

      Interest Expense. Interest expense increased 8.3%, or $2,949,000, during the year (52 weeks) ended April 1, 1999 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates.

      Gain on Disposition of Assets. Gain on disposition of assets decreased from a gain of $3,704,000 in the prior year to a gain of $2,369,000 during the current year. The prior and current year results both include the sales of three of the Company's multiplexes.

     Income Tax Provision. The provision for income taxes decreased $6,100,000 to a benefit of $10,500,000 during the current year from a benefit of $16,600,000 in the prior year. The effective tax rate was 39.6% for the current year compared to 40.4% for the previous year.

      Net Earnings. Net earnings improved by $8,483,000 during the year (52 weeks) ended April 1, 1999 to a loss of $16,016,000 from a loss of $24,499,000 in the prior year. Net loss per common share, after deducting preferred dividends, was $.69 compared to a loss of $1.59 in the prior year.

Years (52/53 Weeks) Ended April 2, 1998 and April 3, 1997

                                     52 Weeks Ended  53 Weeks Ended
                                         April 2,    April 3,
(Dollars in thousands)                     1998          1997    % Change
--------------------------------------------------------------------------
Revenues
 Domestic
 Admissions                            $530,653     $479,629       10.6%
 Concessions                            251,025      222,945       12.6
 Other                                   16,052       15,763        1.8
                                        --------------------------------
                                        797,730      718,337       11.1
 International
 Admissions                              22,918       13,322       72.0
 Concessions                              4,992        2,222        *
 Other                                       59           49       20.4
                                        --------------------------------
                                         27,969        15,593      79.4
 On-screen advertising and other         27,056        18,974      42.6
                                        --------------------------------
Total revenues                          $852,755     $752,904      13.3%
                                        ================================
Cost of Operations
 Domestic
  Film exhibition costs                 $287,516     $251,090       14.5%
  Concession costs                        40,109       36,045       11.3
 Rent                                    100,928       75,116       34.4
  Other                                  215,656      186,945       15.4
                                        --------------------------------
                                         644,209      549,196       17.3

 International
 Film exhibition costs                   12,410        7,719       60.8
 Concession costs                         1,953          703        *
 Rent                                     5,455        4,945       10.3
 Other                                    6,180        5,377       14.9
                                        --------------------------------
                                         25,998       18,744       38.7
 On-screen advertising and other         21,293       15,369       38.5
                                        --------------------------------
 Total cost of operations              $691,500     $583,309       18.5%
                                        ================================

General and Administrative
 Corporate and domestic               $  42,636    $  45,558       (6.4)%
  International                           6,879        6,864         .2
 On-screen advertising and other          4,839        4,225       14.5
                                        --------------------------------
  Total general and administrative    $  54,354     $  56,647      (4.0)%
                                        ================================

Depreciation and Amortization
 Corporate and domestic               $  65,168    $  49,392       31.9%
 International                            2,534        1,436       76.5
 On-screen advertising and other          2,415        1,744       38.5
                                       --------------------------------
  Total depreciation and amortization    $70,117    $  52,572      33.4%
                                        ================================
*    Percentage change in excess of 100%.

      Revenues. Total revenues increased 13.3%, or $99,851,000, during the year (52 weeks) ended April 2, 1998 compared to the year (53 weeks) ended April 3, 1997.

      Total domestic revenues increased 11.1%, or $79,393,000, from the prior year. Admissions revenues increased 10.6%, or $51,024,000, due to a 5.4% increase in attendance, which contributed $25,960,000 of the increase, and a 5.0% increase in average ticket prices, which contributed $25,064,000 of the increase. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 23 new megaplexes with 564 screens since April 3, 1997, offset by a 4.7% decrease in attendance at comparable megaplexes. Attendance at multiplexes decreased due to a 11.9% decrease in attendance at comparable multiplexes and the closure or sale of 23 multiplexes with 123 screens since fiscal 1997. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to price increases and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 12.6%, or $28,080,000, due to a 6.8% increase in average concessions per patron, which contributed $16,013,000 of the increase, and the increase in total attendance, which contributed $12,067,000 of the increase. The increase in average concessions per patron was attributable to the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

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

      On-screen advertising and other revenues increased 42.6%, or $8,082,000, from the prior year due to an increase in the number of screens served, a result of an expansion program, and a change in the number of periods included in the results of operations from the Company's on-screen advertising business.

      Cost  of  Operations.   Total  cost  of  operations  increased  18.5%,  or
$108,191,000, during the year (52 weeks) ended April 2, 1998 compared to the year (53 weeks) ended April 3, 1997.

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

     Total international cost of operations increased 38.7%, or $7,254,000, from the prior year. Film exhibition costs increased 60.8%, or $4,691,000, due to higher attendance, offset by a decrease in the percentage of admissions paid to film distributors. The $1,250,000 increase in concession costs was primarily attributable to the increase in concessions revenues. Rent expense increased 10.3%, or $510,000, and other cost of operations increased 14.9%, or $803,000, from the prior year due primarily to the full year of operations of the Arrabida 20, which opened in December of fiscal 1997. International expenses were also impacted by the strengthening of the U.S. dollar relative to the Japanese yen.

      On-screen advertising and other cost of operations increased 38.5%, or $5,924,000, as a result of the higher number of screens served and a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

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

      Impairment of Long-lived Assets. During the second quarter of 1998, the Company recognized a non-cash impairment loss of $46,998,000 ($27,728,000 after tax, or $1.50 per share) on 59 multiplexes with 412 screens in 14 states (primarily California, Texas, Missouri, Arizona and Florida) including a loss of $523,000 associated with 10 theatres that were included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $67,167,000, $91,322,000 and $109,339,000 in fiscal years 1999, 1998 and 1997, respectively.

      The Company is currently expanding its domestic theatre circuit and entering select international markets. During the current fiscal year, the Company opened 16 megaplexes with 351 screens (including 5 megaplexes with 95 screens in international markets) and acquired four multiplexes with 29 screens in strategic film zones. In addition, the Company sold three multiplexes with 17 screens, closed 12 multiplexes with 66 screens, closed 3 screens at an existing megaplex and discontinued operating one managed theatre with one screen resulting in a circuit total of 60 megaplexes with 1,335 screens and 173 multiplexes with 1,400 screens as of April 1, 1999.

      The costs of constructing new theatres are funded by the Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 1999, 14 new theatres with 301 screens were leased from developers. Historically, the Company has owned and paid for the equipment necessary to fixture a theatre. However, the Company entered into a master lease agreement in fiscal 1999 for up to $25,000,000 of equipment necessary to fixture certain theatres. The master lease agreement has an initial term of six years and includes early termination and purchase options. The Company classifies these leases as operating leases. As of April 1, 1999, the Company had construction in progress of $97,688,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $22,317,000. The Company had 14 megaplexes with 316 screens under construction on April 1, 1999 (including 6 megaplexes with 140 screens in international markets).

      During  the  fifty-two weeks ended April 1, 1999, the Company had  capital expenditures of $260,813,000. The Company estimates that total capital expenditures for 2000 will aggregate approximately $290 million. Included in these amounts are real estate assets of approximately $80 million which the Company plans to place into sale and leaseback or other comparable financing programs, which will have the effect of reducing the Company's net cash outlays to approximately $210 million.

      On August 11, 1998, the Company loaned one of its executive officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in a registered secondary offering. On September 14, 1998, the Company loaned $3,765,000 to another of its executive officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans are unsecured and are due in August and September of 2003, respectively, may be prepaid in part or full without penalty, and are represented by promissory notes which bear interest at a rate (5.57% per annum) at least equal to the applicable federal rate prescribed by Section 1274 (d) of the Internal Revenue Code in effect on the date of such loans, payable at maturity.

      On January 27, 1999, the company sold $225 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011") in a private offering. As required by the Indenture to the Notes due 2011, the Company consummated a registered offer on May 10, 1999 to exchange the Notes due 2011 for notes of the Company with terms identical in all material respects to the Notes due 2011. Net proceeds from the issuance of the Notes due 2011 (approximately $219.3 million) were used to reduce borrowings under the Credit Facility.

      The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. The Notes due 2011 are subordinated to all existing and future senior indebtedness (as defined in the Note Indenture) of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's 9 1/2% Senior Subordinated Notes due 2009.

     The Company's Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. The total commitment under the Credit Facility is $425 million, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of April 1, 1999, the Company had outstanding borrowings of $123,000,000 under the Credit Facility at an average interest rate of 8.00% per annum, and approximately $162,000,000 was available for borrowing under the Credit Facility.

      Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. Covenants under the Indentures relating to the Company's 9 1/2% Senior Subordinated Notes due 2009 and the Company's Senior Subordinated Notes due 2011 are substantially the same and impose limitations on the incurrence of indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sale of assets, and require the Company to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the Indentures. Upon a change of control (as defined in the Note Indentures), the Company will be required to make an offer to repurchase each holder's Notes due 2009 and Notes due 2011 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. As of April 1, 1999, the Company was in compliance with all financial covenants relating to the Credit Facility, the Notes due 2009 and the Notes due 2011.

     During fiscal 1998, the Company sold the real estate assets associated with 13 megaplex theatres, including seven theatres opened during fiscal 1998, to EPT for an aggregate purchase price of $283,800,000. Proceeds from the Sale and Lease Back Transaction were applied to reduce indebtedness under the Company's Credit Facility. The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years with options to extend for up to an additional 20 years. The Company has granted an option to EPT to acquire one megaplex theatre for the cost to the Company of developing and constructing such property. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any megaplex theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. As of April 1, 1999, the Company had one open megaplex and two megaplexes under construction that would be subject to EPT's right of first refusal and first offer to purchase should the Company seek to dispose of such megaplexes. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

     The Company believes that cash generated from operations, existing cash and equivalents, amounts which may be received from sale and lease back transactions and the available commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next 12 months.

      During the fifty-two weeks ended April 1, 1999, various holders of the Company's Convertible Preferred Stock converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends. Preferred Stock dividend payments decreased $5,064,000 during the fifty-two weeks ended April 1, 1999 compared to the prior year as a result of the conversions.

Deferred Tax Assets

      Readers are cautioned that forward looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "forward looking statements". The following special factors could particularly affect the Company's ability to achieve the required level of future taxable income to enable it to realize its deferred tax assets: (i) competition; (ii) the ability to open or close screens as currently planned;
(iii) the performance of films licensed by the Company; and (iv) future megaplex attendance levels.

     The Company has recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of $65 million as of April 1, 1999 and estimates that it must generate at least $176 million of future taxable income to realize those deferred tax assets. To achieve this level of future taxable income, the Company intends to pursue its current strategy that includes expansion of its megaplex theatre circuit and closing less profitable multiplexes.

      The table below reconciles earnings (loss) before income taxes for financial statement purposes with taxable income (loss) for income tax purposes:

                                (estimated)
                            52 Weeks Ended   52 Weeks Ended  53 Weeks Ended
                                 April 1,       April 2,        April 3,
(Dollars in thousands)              1999           1998           1997
---------------------------------------------------------------------------
Earnings (loss) before
      income taxes            $  (26,516)    $  (41,099)     $  31,895

Depreciation & amortization      (17,790)       (11,309)      (15,421)
Gain on disposition of assets           -         16,471         (986)
Gain on sale to EPT               (1,247)         16,238             -
Impairment of long-lived assets     3,542         41,540         4,612
Other                               8,660            152         8,373
                                 --------------------------------------

Taxable income (loss)         $  (33,351)      $  21,993     $  28,473
                                 ======================================


      The Company's federal income tax net operating loss of $33.4 million for the fiscal year ended April 1, 1999 will be carried back to the fiscal years ended April 3, 1997 and April 2, 1998, and fully absorbed in those years. The Company's foreign subsidiaries have net operating loss carryforwards in Portugal, Spain, France and the Untied Kingdom aggregating $3.9 million, $2.2 million of which may be carried forward indefinitely and the balance of which expires in 2006. The Company's state income tax loss carryforwards of $33 million may be used over various periods ranging from 5 to 20 years.

      The Company anticipates that net temporary differences should reverse and become available as tax deductions as follows: during 2000, $34 million; 2001, $41 million; 2002, $22 million; 2003, $52 million; 2004, $5 million; thereafter, $22 million.

Year 2000  Readiness Disclosure

      Potential Impact on Company. The failure of information technology ("IT") and embedded, or ("non-IT") systems, because of the Year 2000 issue or otherwise, could adversely affect the Company's operations.
If  not  corrected,  many
computer-based systems and theatre equipment, such as air conditioning systems and fire and sprinkler systems, could encounter difficulty differentiating between the year 1900 and the year 2000 and interpreting other dates, resulting in system malfunctions, corruption of data or system failure. Additionally, the Company relies upon outside third parties ("business partners") to supply many of the products and services that it needs in its business. Such products include films which it exhibits and concessions products which it sells. Attendance at the Company's theatres could be severely impacted if one or more film producers are unable to produce new films because of Year 2000 issues. The Company could suffer other business disruptions and loss of revenues if any other types of material business partners fail to supply the goods or services necessary for the Company's operations.

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

     Based on the weighting methodology described above, the Company has assessed 99% of its corporate IT systems and as of April 1, 1999 has renovated 82% of those systems that require renovation as a result of the Year 2000 issue. Of the renovated systems, 66% have been tested, verified and implemented on a company-wide basis. In the aggregate, as of April 1, 1999, 79% of the Company's corporate IT systems have been tested and verified as being Year 2000 ready. The percentage of corporate IT systems that have been tested and verified as being Year 2000 ready assumes that a significant component of commercial-off-the-shelf software, the recently installed Oracle financial applications, is Year 2000 ready. This system was warranted to be Year 2000 ready when purchased. Although the Company has plans to test and verify the Oracle financial applications to validate that the implementation is in fact Year 2000 ready, it does not believe that it has a significant risk with respect to the Oracle financial applications.

     Based on the weighting methodology described above, the Company has assessed 100% of its theatre IT systems and as of April 1, 1999 has renovated 89% of those systems that require renovation as a result of the Year 2000 issue. Of the renovated systems, 4% have been tested, verified and implemented on a company-wide basis. In the aggregate, as of April 1, 1999, 61% of the Company's theatre IT systems have been tested and verified as being Year 2000 ready.

     Overall, the Company has assessed its Plan with respect to IT systems as being 75% complete as of April 1, 1999. Although, no assurance can be given, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its internal IT systems.

      Non-IT  Systems.  The Company's non-IT systems are in the final stages  of assessment. Based on budgeted and expended personnel hours, assessment of critical non-IT systems was approximately 90% complete as of April 1, 1999. Testing of individual non-IT systems and resultant remediation efforts have begun. The Company's goal is to complete testing and remediation of critical individual systems by July 30, 1999, and to complete testing and remediation of critical systems on an integrated basis by October 30, 1999.

      Third Parties. The Company is in the process of identifying and assessing potential Year 2000 readiness risks associated with its outside business partners. The inventory of the Company's business partners was complete as of April 1, 1999. Material business partners have been contacted by the Company. Evaluation of material business partners' responses and their state of Year 2000 readiness was underway and ongoing as of April 1, 1999.

      Contingency Planning. Although the Company presently does not have all contingency plans in place to address the possibility that either it or its material business partners may not be Year 2000 ready, it has an ongoing process to develop such plans as the results of systems testing and remediation and the status of business partners' Year 2000 readiness become known.

      The Company's revised goals are to complete and approve contingency plans for critical systems and material business partners by July 30, 1999. Changes to such contingency plans will be implemented as necessary in response to additional data gathered via testing, remediation, and business partner contacts.

      Costs. Although a definitive estimate of costs associated with required modifications to address the Year 2000 issue cannot be made until the Company has at least completed the assessment phase of its Plan, presently management does not expect such costs to be material to the Company's results of operations, liquidity or financial condition. The total amount expended from July 1, 1996 through May 31, 1999 was approximately $480,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $1,600,000, primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the IT budget.

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

Euro Conversion

      A single currency called the euro was introduced in Europe on January 1, 1999. Certain member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the
Euro were established as of that date. The transition period for the introduction of the Euro is scheduled to continue until January 1, 2002, with the legacy currencies being completely removed from circulation on July 1, 2002. During this transition period, parties may pay for items using either the euro or a participating country's legacy currency.

      The Company currently operates one theatre in Portugal and one theatre in Spain. Both countries are member countries that adopted the Euro as of January 1, 1999. The Company has implemented necessary changes to accounting, operational, and payment systems to accommodate the introduction of the Euro. The Company does not anticipate that the conversion will have a material impact on its consolidated financial position, results of operations or cash flows.

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

New Accounting Pronouncements

      During fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal years beginning after June 15, 1999. The statement will become effective for the Company in fiscal 2001. However, a recently proposed amendment to SFAS 133 would defer the effective date for fiscal years beginning after June 15, 2000, or fiscal 2002 for the Company. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Other

      A subsidiary of the Company is involved with the pre-development of a retail/entertainment district in downtown Kansas City, Missouri known as the "Power & Light District." Under the terms of the subsidiary's agreement with the Tax Increment Financing Commission of Kansas City, Missouri and the City of Kansas City, Missouri, the subsidiary is required to meet certain financial and other conditions in order to receive assistance in financing the project. In the event that the Company is not successful in meeting those requirements, carrying costs related to the project will have to be expensed. Carrying costs related to the project were approximately $3 million as of April 1, 1999.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to various market risks including interest rate risk and foreign currency exchange rate risk. The Company does not hold any derivative financial instruments.

      Market risk on variable rate financial instruments: The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before  income  taxes to decrease. The change in interest expense  and  earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 8.0% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $1.2 million.

     Market risk on fixed-rate financial instruments: Included in long-term debt are $200 million of 9 1/2% Senior Subordinated Notes due 2009 and $225 million of 9 1/2% Senior Subordinated Notes due 2011. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2009 and the Notes due 2011 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2009 and the Notes due 2011.

     Foreign currency exchange rates: The Company currently operates theatres in Portugal, Japan, Spain, China (Hong Kong) and Canada and is currently developing theatres in other international markets. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens comparative translated earnings decrease and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its Japanese and European theatres but instead intends to use them to fund additional expansion. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $0.8 million and $9.2 million, respectively.

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




/s/ Peter C.  Brown
Co-Chairman of the Board,
President and Chief Financial Officer


                      REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMC ENTERTAINMENT INC. KANSAS CITY, MISSOURI


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and subsidiaries (the "Company") at April 1, 1999 and April 2, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 1, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/  PricewaterhouseCoopers LLP
Kansas City, Missouri
May 7, 1999


                           AMC ENTERTAINMENT INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                     52 Weeks    52 Weeks      53 Weeks
                                       Ended       Ended        Ended
                                     April 1,      April 2,     April 3,
                                        1999         1998         1997
                                     ------------------------------------
Revenues
  Admissions                         $662,161     $553,571    $492,951
  Concessions                         307,347      256,017     225,167
  Other                                57,213       43,167      34,786
                                     ---------------------------------
  Total revenues                    1,026,721      852,755     752,904
Expenses
  Film exhibition costs               358,437      299,926     258,809
  Concession costs                     48,687       42,062      36,748
  Other                               458,647      349,512     287,752
                                     ---------------------------------
  Total cost of operations            865,771      691,500     583,309

  General and administrative           58,419       54,354      56,647
  Depreciation and amortization        89,221       70,117      52,572
  Impairment of long-lived assets       4,935       46,998       7,231
                                     ---------------------------------
  Total expenses                    1,018,346      862,969     699,759
                                     ---------------------------------
  Operating income (loss)               8,375     (10,214)      53,145

Other expense (income)
   Interest expense
 Corporate borrowings                  30,195      26,353       12,016
 Capital lease obligations              8,433       9,326       10,006
   Investment income                  (1,368)      (1,090)        (856)
   Loss (gain) on disposition
       of assets                      (2,369)      (3,704)          84
                                     ---------------------------------
Earnings (loss) before income taxes  (26,516)     (41,099)      31,895
Income tax provision                 (10,500)     (16,600)      12,900
                                     ---------------------------------
Net earnings (loss)                  $(16,016)   $(24,499)     $18,995
                                     =================================
Preferred dividends                         -        4,846       5,907
                                     ---------------------------------
Net earnings (loss) for common shares$(16,016)   $(29,345)     $13,088
                                     =================================

Earnings (loss) per share:
  Basic                                $  (.69)      $(1.59)     $  .75
                                     ==================================
  Diluted                              $  (.69)      $(1.59)     $  .74
                                     ==================================

See Notes to Consolidated Financial Statements.

                           AMC ENTERTAINMENT INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                       April 1, April 2,
                                                         1999 1998
                                                         -----------------
ASSETS
Current assets:
 Cash and equivalents                                $ 13,239   $ 9,881
 Receivables, net of allowance for doubtful
      accounts of $540 as of April 1, 1999
      and $706 as of April 2, 1998                     18,325    13,018
 Reimbursable construction advances                    22,317    58,488
 Other current assets                                  48,707    25,736
                                                     ------------------
  Total current assets                                102,588   107,123
Property, net                                         726,025   562,158
Intangible assets, net                                 18,723    22,066
Other long-term assets                                128,394   104,433
                                                     ------------------

  Total assets                                       $975,730  $795,780
                                                     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 69,381 $  72,633
 Construction payables                                 24,354    24,588
 Accrued expenses and other liabilities                77,304    72,598
 Current maturities of corporate borrowings
   and capital lease obligations                       18,017     4,017
                                                     ------------------
  Total current liabilities                           189,056   173,836
Corporate borrowings                                  547,045   348,990
Capital lease obligations                              44,558    50,605
Other long-term liabilities                            79,606    82,894
                                                     ------------------
  Total liabilities                                   860,265   656,325
Stockholders' equity:
  $1.75 Cumulative Convertible Preferred
   Stock, 66 2/3 par value; 1,800,331
   shares issued and outstanding as of
   April 2, 1998(aggregate liquidation
   preference of $45,008 as of April 2, 1998)               -     1,200
  Common Stock, 66 2/3 par value; 19,447,598
   and 15,376,821 shares  issued as of
   April 1, 1999 and April 2, 1998, respectively       12,965    10,251
  Convertible Class B Stock, 66 2/3
    par value; 4,041,993 and 5,015,657  shares
    issued and outstanding as of April 1, 1999
    and April 2, 1998, respectively                     2,695     3,344
  Additional paid-in capital                          106,713   107,676
  Accumulated other comprehensive income              (2,690)   (3,689)
  Retained earnings                                     5,026    21,042
                                                     ------------------
                                                      124,709   139,824
  Less:
   Employee notes for Common Stock purchases            8,875         -
   Common Stock in treasury, at cost, 20,500
     shares as of April 1, 1999 and April 2, 1998         369       369
                                                     ------------------
  Total stockholders' equity                          115,465   139,455
                                                     ------------------
  Total liabilities and stockholders' equity         $975,730  $795,780

                                                     ==================

See Notes to Consolidated Financial Statements.

                           AMC ENTERTAINMENT INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share data)
                                         52 Weeks    52 Weeks    53 Weeks
                                          Ended       Ended       Ended
                                          April 1,   April 2,    April 3,
                                           1999        1998        1997
                                        ----------------------------------
INCREASE (DECREASE) IN CASH
    AND EQUIVALENTS

Cash flows from operating activities:
   Net earnings (loss)                  $(16,016)  $(24,499)    $18,995
   Adjustments to reconcile net
    earnings (loss) to net cash
    provided by operating activities:
Impairment of long-lived assets            4,935      46,998      7,231
Depreciation and amortization             89,221      70,117     52,572
Deferred income taxes                      2,562    (37,325)    (2,476)
Loss (gain) on disposition of
    long-term assets                     (2,369)     (3,704)         84
Change in assets and liabilities:
  Receivables                            (5,307)     (3,180)    (1,451)
  Other current assets                  (19,694)     (4,835)      1,578
  Accounts payable                       (1,736)       6,066     16,751
  Accrued expenses and other
    liabilities                           15,118      42,231     13,283
Other, net                                   453       (547)      2,772
                                        --------------------------------
  Net cash provided by operating
    activities                            67,167      91,322    109,339
                                        --------------------------------
Cash flows from investing activities:
  Capital expenditures                  (260,813)  (389,217)  (253,380)
  Proceeds from sale/leasebacks                -     283,800          -
  Investments in real estate             (8,935)     (4,349)    (7,692)
Net change in reimbursable
   construction advances                 36,171    (25,295)   (21,076)
  Preopening expenditures               ( 8,049)    (10,026)    (6,827)
  Proceeds from disposition of
    long-term assets                      10,255      18,111     15,054
  Other, net                             (7,946)     (6,761)    (9,996)
                                        --------------------------------
Net cash used in investing activities
                                       (239,317)   (133,737)  (283,917)
                                        --------------------------------
Cash flows from financing activities:
Net borrowings (repayments) under
      Credit Facility                   (27,000)      40,000   (10,000)
Proceeds from issuance of 9 1/2%
    Senior Subordinated Notes due 2009         -           -    198,938
Proceeds from issuance of 9 1/2%
    Senior Subordinated Notes due 2011   225,000           -          -
Principal payments under capital
      lease obligations and other        (6,047)     (3,385)    (2,835)
Repurchase of 11 7/8% Senior and
      12 5/8% Senior Subordinated Notes        -     (5,817)          -
Cash overdrafts                          (1,516)       4,691   (11,673)
  Change in construction payables          (234)     (1,903)     24,735
  Funding of employee notes for Common
      Stock purchases, net               (8,579)           -          -
  Proceeds from exercise of stock
      options                                  -         647        140
  Dividends paid on $1.75 Preferred
      Stock                                    -     (5,064)    (5,993)
  Deferred financing costs and other     (6,556)     (1,466)    (4,595)
                                        --------------------------------
Net cash provided by financing
      activities                         175,068      27,703    188,717
                                        --------------------------------
Effect of exchange rate changes on
      cash and equivalents                   440       (122)      (219)
                                        --------------------------------
Net increase (decrease) in cash and
      equivalents                          3,358    (14,834)     13,920
Cash and equivalents at beginning
      of year                              9,881      24,715     10,795
                                        --------------------------------
Cash and equivalents at end of year     $  13,239    $ 9,881  $ 24,715
                                        ================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
 Cash paid during the period for:
  Interest (net of amounts
      capitalized of  $7,040,
      $8,264, and $3,344)              $  40,928     $42,901   $24,188
  Income taxes, net                        3,267      22,287      6,285
 Schedule of non-cash investing and
    financing activities:
 Mortgage note incurred directly for
    investments in real estate       $  14,000             -          -



See Notes to Consolidated Financial Statements.

                             AMC ENTERTAINMENT INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share and per share data)

                                                                                                        Accumulated
                                $1.75 Cumulative                              Convertible    Additional     Other
                                  Preferred Stock      Common Stock         Class B Stock      Paid-in  Comprehensive
                                Shares      Amount  Shares     Amount   Shares     Amount     Capital   Income
                               --------------------------------------------------------------------------------------
Balance, March 29, 1996         4,000,000   $2,667  5,388,880   $3,593  11,157,000    $7,438   $107,986      $-
Comprehensive Income:
 Net earnings                           -        -          -        -            -      -         -         -
 Foreign currency
  translation adjustment                -        -          -        -            -      -         -    (2,048)
  Comprehensive Income
  Exercise of options on
   Common Stock                         -        -     15,000      10             -      -       130         -
  Preferred Stock conversions   (696,400)    (465)  1,200,589      800            -      -     (335)         -
  Dividends declared: $1.75
   Preferred Stock                      -        -          -        -            -      -         -         -
                      --------------------------------------------------------------------------------------

Balance, April 3, 1997          3,303,600    2,202  6,604,469   4,403    11,157,000  7,438   107,781    (2,048)
Comprehensive Income:
 Net loss                               -        -          -        -            -      -         -          -
 Foreign currency
  translation adjustment                -        -          -        -            -      -         -    (1,641)
 Comprehensive Loss
 Exercise of options on
  Common Stock                          -        -     39,400       26            -      -       621          -
  $1.75 Preferred Stock
   conversions                (1,503,269)  (1,002)  2,591,614    1,728            -      -     (726)          -
  Dividends declared:
   $1.75 Preferred Stock                -        -          -        -            -      -         -          -
  Cancellation of Common and
   Class B Stock owned by
   Durwood, Inc.                        -        -(2,641,951)  (1,762) (11,157,000)(7,438)         -          -
  Issuance of Common and
   Class B Stock                        -        -  8,783,289    5,856    5,015,657  3,344         -          -
                           --------------------------------------------------------------------------------------

Balance, April 2, 1998          1,800,331    1,200 15,376,821   10,251    5,015,657  3,344   107,676    (3,689)
Comprehensive Income:
 Net loss                               -        -          -        -            -      -         -          -
 Foreign currency
  translation adjustment                -        -          -        -            -      -         -        999
Comprehensive Loss
$1.75 Preferred Stock
 conversions                  (1,800,331)  (1,200)  3,097,113    2,065            -      -     (963)          -
Class B Stock conversions               -        -    973,664      649    (973,664)  (649)         -          -
Issuance of employee notes for
   Common Stock purchases               -        -          -        -            -      -         -          -
                                --------------------------------------------------------------------------------------

Balance, April 1, 1999                  -  $     - 19,447,598  $12,965    4,041,993 $2,695  $106,713   $(2,690)

=====================================================================================

 See Notes to Consolidated Financial Statements.
                             AMC ENTERTAINMENT INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (In thousands, except share and per share data)

                                               Employee
                                              Notes for

                                              Common           Common Stock      Total
                                  Retained     Stock           in Treasury      Stockholders'
                                  Earnings    Purchases     Shares     Amount      Equity
                          ----------------------------------------------------------
Balance, March 29, 1996           $37,603            $-       20,500    $(369)   $158,918
  Comprehensive Income:
 Net earnings                      18,995             -            -         -     18,995
 Foreign currency
  translation adjustment                -             -            -         -     (2,048)
  Comprehensive Income                                                              16,947
  Exercise of options on
   Common Stock                         -             -            -         -        140
  Preferred Stock conversions           -             -            -         -           -
  Dividends declared:
   $1.75 Preferred Stock          (5,993)                          -         -    (5,993)
                           ----------------------------------------------------------


Balance, April 3, 1997             50,605             -      20,500      (369)     170,012
Comprehensive Income:
 Net loss                        (24,499)             -            -         -    (24,499)
 Foreign currency
  translation adjustment                -             -            -         -     (1,641)
 Comprehensive Loss                                                               (26,140)
 Exercise of options on Common Stock    -             -            -         -         647
  $1.75 Preferred Stock conversions     -             -            -         -           -
  Dividends declared:
$1.75 Preferred Stock             (5,064)             -            -         -     (5,064)
  Cancellation of Common and
   Class B Stock owned by
Durwood, Inc.                           -             -            -         -     (9,200)
  Issuance of Common and
  Class B Stock                         -             -            -         -       9,200
                                   ----------------------------------------------------------

Balance, April 2, 1998             21,042             -       20,500     (369)     139,455
Comprehensive Income:
 Net loss                        (16,016)             -            -         -    (16,016)
 Foreign currency
  translation adjustment                -             -            -         -         999
Comprehensive Loss                                                                (15,017)
$1.75 Preferred Stock conversions       -             -            -         -        (98)
Class B Stock conversions               -             -            -         -           -
Issuance of employee notes for
   Common Stock purchases               -       (8,875)            -         -     (8,875)
                                   ----------------------------------------------------------

Balance, April 1, 1999             $5,026      $(8,875)       20,500    $(369)    $115,465

==========================================================

See Notes to Consolidated Financial Statements.


                           AMC ENTERTAINMENT INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Year (52 Weeks) Ended April 1, 1999 and April 2, 1998 and
                     Year (53 Weeks) Ended April 3, 1997

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

Fiscal Year: The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. The 1999 and 1998 fiscal years reflect a 52 week period and fiscal year 1997 reflects a 53 week period. Fiscal year 2000 will reflect a 52 week period.

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

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of April 1, 1999 and April 2, 1998 was $14,350,000 and $15,866,000, respectively.

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

 Buildings and improvements                                 3 to 40 years
 Leasehold improvements                                     1 to 20 years
 Furniture, fixtures and equipment                          3 to 10 years

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

Intangible Assets: Intangible assets are recorded at cost and are comprised of lease rights, amounts assigned to theatre leases assumed under favorable terms, and location premiums on acquired theatres, both of which are being amortized on a straight-line basis over the estimated remaining useful life of the theatre. Accumulated amortization on intangible assets was $37,341,000 and $39,381,000 as of April 1, 1999 and April 2, 1998, respectively.

Other Long-term Assets: Other long-term assets are comprised principally of long-term deferred income taxes; investments in real estate; costs incurred in connection with the issuance of debt securities which are being amortized over the respective life of the issue; and preopening costs related to new theatres which are being amortized over two years.

Impairment  of  Long-lived  Assets: As part of the  Company's  annual  budgeting process, management reviews long-lived assets, including intangibles, for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management will periodically review internal management reports as well as monitor current and potential future competition in its markets for indicators of changes in events or circumstances that indicate impairment of individual theatre assets. Management evaluates its theatres using historical and budgeted data of theatre level cash flow as its primary indicator of potential impairment. As a result of this analysis, if the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. In addition, when management considers closing a theatre, it is reviewed for impairment. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value. The fair value of assets is determined as either the expected selling price less selling costs or the present value of the estimated future cash flows. There is considerable management judgment necessary to determine the future cash flows of a theatre, and accordingly, actual results could vary significantly from such estimates.

If theatres currently have sufficient estimated future cash flows to realize the related carrying amount of theatre assets, but management believes that it is not likely the theatre will be operated to the end of its lease term, the estimated economic life of the theatre assets are revised to reflect management's best estimate of the economic life of the theatre assets for purposes of recording depreciation.

During 1997, as a result of expected declines in future cash flows of certain theatres, the Company recognized a non-cash impairment loss of $7,231,000 ($4,266,000 after tax, or $.24 per share) on 18 multiplexes with 82 screens. During 1998, the financial results of certain multiplexes of the Company were significantly less than anticipated due primarily to competition from newer megaplexes. As a result, the Company recognized an impairment loss of $46,998,000 ($27,728,000 after tax, or $1.50 per share) on 59 multiplexes with 412 screens. In 1999, as a result of projected declines in future cash flows of certain multiplexes due primarily to competition from newer megaplexes and expected closure of certain multiplexes, the Company recognized a non-cash impairment loss of $4,935,000 ($2,912,000 after tax, or $.13 per share) on 24 multiplexes with 186 screens.

Foreign Currency Translation: Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income. Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, are included in net earnings and have not been material.

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

Income taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

New Accounting Pronouncements: During 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures About Segments of an Enterprise and Related Information and Statement of Financial Accounting Standards No. 132 ("SFAS 132"), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 130 requires disclosure of comprehensive income and its components in a company's financial statements, SFAS 131 requires new disclosures of segment information in a company's financial statements, and SFAS 132 requires disclosures about pension and other postretirement benefit plans in a company's financial statements. Adoption of these statements did not impact the Company's consolidated financial position, results of operations or cash flows.

During 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires companies to capitalize certain internal-use software costs once certain criteria are met. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company currently capitalizes such costs and amortizes them over a two-year period. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt this statement in fiscal 2000, which will result in a cumulative effect adjustment to the Company's results of operations and financial position of approximately $9.9 million, before taxes.

During fiscal 1999, the Emerging Issues Task Force (EITF) released Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. Historically, the Company has been responsible for the construction of leased theatres and for paying project costs that were in excess of an agreed upon amount to be reimbursed from the developer. Issue No. 97-10 will require the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. As a result, the Company will have to record future leases as indebtedness on its Balance Sheet unless the Company changes its involvement in the construction of new theatres. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction does not commence by December 31, 1999.

Presentation:   Certain  amounts  have  been  reclassified  from  prior   period
consolidated financial statements to conform with the current year presentation.

NOTE 2 - MERGER WITH PARENT

Effective August 15, 1997, the Company completed a merger with its majority stockholder, Durwood, Inc. ("DI"), with the Company remaining as the surviving entity (the "Merger"). In connection with the Merger, 2,641,951 shares of the Company's Common Stock and 11,157,000 shares of the Company's Class B Stock owned by DI were canceled and the Company issued 8,783,289 shares of its Common Stock and 5,015,657 shares of its Class B Stock to the DI stockholders. The Merger was accounted for as a corporate reorganization and the recorded balances for consolidated assets, liabilities, total stockholders' equity and results of operations were not affected. During 1998, a company affiliated with Mr.
Stanley H. Durwood, Co-Chairman of the Board of Directors, Chief Executive Officer and majority voting stockholder, and members of his family reimbursed the Company $1,000,000 for expenses related to the Merger.

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

NOTE 3 - PROPERTY

A summary of property is as follows:


 (In thousands)                                           1999     1998
---------------------------------------------------------------------------
Property owned:
 Land                                                  $  38,465   $32,102
 Buildings and improvements                               157,331  115,260
 Leasehold improvements                                   346,809  257,336
 Furniture, fixtures and equipment                        514,548  427,096
                                                       --------------------
                                                        1,057,153  831,794
 Less-accumulated depreciation and amortization           347,692  288,503
                                                       --------------------
                                                          709,461  543,291
Property leased under capital leases:
 Buildings and improvements                                61,825   63,955
 Less-accumulated amortization                             45,261   45,088
                                                       --------------------
                                                           16,564   18,867
                                                       --------------------
                                                         $726,025$  562,158
                                                       ====================

Included in property is $97,688,000 and $76,698,000 of construction in progress as of April 1, 1999 and April 2, 1998, respectively.

NOTE 4 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets and liabilities consist of the following:


(In thousands)                                            1999     1998
--------------------------------------------------------------------------

Other current assets:
 Prepaid rent                                            $16,531$  10,843
 Deferred income taxes                                    13,819   10,542
 Income taxes receivable                                  12,149        -
 Other                                                     6,208    4,351
                                                       -------------------
                                                         $48,707  $25,736
                                                       ===================
Other long-term assets:
 Investments in real estate                              $34,059$  14,702
 Deferred financing costs                                 13,399    8,098
 Deferred income taxes                                    51,133   56,972
 Preopening costs                                          9,935   10,614
 Other                                                    19,868   14,047
                                                       -------------------
                                                      $  128,394 $104,433
                                                       ===================
Accrued expenses and other liabilities:
 Taxes other than income                                $16,303  $ 13,952
 Income taxes                                                  -    4,180
 Interest                                                  5,198    1,498
 Payroll and vacation                                      5,853    5,297
 Casualty claims and premiums                              4,817    5,295
 Deferred income                                          36,896   31,387
 Accrued bonus                                             3,981    5,621
 Other                                                     4,256    5,368
                                                       -------------------
                                                        $77,304  $ 72,598
                                                       ===================

NOTE 5 - CORPORATE BORROWINGS AND CAPITAL LEASE OBLIGATIONS

A summary of corporate borrowings and capital lease obligations is as follows:



 (In thousands)                                           1999      1998
---------------------------------------------------------------------------
$425 million Credit Facility due 2004                   $123,000 $150,000
9 1/2% Senior Subordinated Notes due 2011                225,000        -
9 1/2% Senior Subordinated Notes due 2009                199,045  198,990
Capital lease obligations, interest ranging
  from 7 1/4% to 20%                                      48,575   54,622
9% Mortgage Note due July 30, 1999                        14,000        -
                                                       --------------------
                                                         609,620  403,612
Less-current maturities                                   18,017    4,017
                                                       --------------------
                                                        $591,603 $399,595
                                                       ===================

The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. The total commitment under the Credit Facility is $425 million, however, the Credit Facility contains covenants that limit the Company's ability to incur debt. As of April 1, 1999, the Company had outstanding borrowings of $123,000,000 under the Credit Facility at an average interest rate of 8.0% per annum, and approximately $162,000,000 was available for borrowing under the Credit Facility.

Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of April 1, 1999, the Company was in compliance with all financial covenants relating to the Credit Facility.

Costs related to the establishment of the Credit Facility were capitalized and are charged to interest expense over the life of the Credit Facility. Unamortized issuance costs of $3,152,000 as of April 1, 1999 are included in other long-term assets.

On March 19, 1997, the Company sold $200 million of 9 1/2% Senior Subordinated Notes due 2009 (the "Notes due 2009"). As required by the Indenture to the Notes due 2009, the Company consummated a registered offer on August 5, 1997 to exchange the Notes due 2009 for notes of the Company with terms identical in all material respects to the Notes due 2009. The Notes due 2009 bear interest at the rate of 9 1/2% per annum, payable in March and September. The Notes due 2009 are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 15, 2006, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), each holder of the Notes due 2009 will have the right to require the Company to repurchase such holder's Notes due 2009 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2009 are subordinated to all existing and future senior indebtedness, as defined in the Indenture, of the Company.

The Indenture to the Notes due 2009 contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2009 attain "investment grade status" (as defined in the Indenture), the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of April 1, 1999, the Company was in compliance with all financial covenants relating to the Notes due 2009.

The discount on the Notes due 2009 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2009 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,856,000 as of April 1, 1999 are included in other long-term assets.

On January 27, 1999, the Company sold $225 million of 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011") in a private offering. As required by the Indenture to the Notes due 2011, the Company consummated a registered offer on May 10, 1999 to exchange the Notes due 2011 for notes of the Company with terms identical in all material respects to the Notes due 2011. The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Note Indenture), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2011 are subordinated to all existing and future senior indebtedness (as defined in the Note Indenture) of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2009.

The Indenture to the Notes due 2011 contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2011 attain "investment grade status" (as defined in the Indenture), the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of April 1, 1999, the Company was in compliance with all financial covenants relating to the Notes due 2011.

Costs related to the issuance of the Notes due 2011 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $5,391,000 as of April 1, 1999 are included in other long-term assets.

Minimum annual payments required under existing capital lease obligations (net present value thereof) and maturities of corporate borrowings as of April 1, 1999, are as follows:

                 Capital Lease Obligations
               -------------------------------
              Minimum                    Net
               Lease         Less      Present    Corporate
(In thousands)Payments     Interest     Value     Borrowings  Total
--------------------------------------------------------------------
2000        $  11,648    $  7,631    $  4,017  $  14,000    $18,017
2001           11,376       6,927       4,449          -      4,449
2002           10,547       6,197       4,350          -      4,350
2003            9,901       5,458       4,443          -      4,443
2004            9,831       4,648       5,183          -      5,183
Thereafter     47,503      21,370      26,133    547,045    573,178
               -----------------------------------------------------
Total          $100,806   $52,231     $48,575   $561,045   $609,620
               =====================================================

The Company maintains a letter of credit in the normal course of its business. The unused portion of the letter of credit was $8,329,000 as of April 1, 1999.

NOTE 6 - STOCKHOLDERS' EQUITY

The  authorized common stock of AMCE consists of two classes of  stock.   Except
for the election of directors, each holder of Common Stock (66 2/3 cents par value; 45,000,000 shares authorized) is entitled to one vote per share, and each holder of Class B Stock (66 2/3 cents par value; 30,000,000 shares authorized) is entitled to 10 votes per share. Common stockholders voting as a class are presently entitled to elect two of the seven members of AMCE's Board of Directors with Class B stockholders electing the remainder.

Holders of the Company's stock have no pre-emptive or subscription rights. Holders of Common Stock have no conversion rights, but holders of Class B Stock may elect to convert at any time on a share-for-share basis into Common Stock.


During 1999, various holders of the Company's $1.75 Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of 1.724 shares of Common Stock for each share of Convertible Preferred Stock. On April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends.

The Company has authorized 10,000,000 shares of Preferred Stock (66 2/3 cents par value), of which no shares are currently issued and outstanding.

On August 11, 1998, the Company and its Co-Chairman and Chief Executive Officer, Mr. Stanley H. Durwood, together with his six children (the "Durwood Family Stockholders") completed a registered secondary offering of 3,300,000 shares of Common Stock (the "Secondary Offering") owned by the Durwood Family Stockholders. In connection with the Secondary Offering, Mr. Stanley H. Durwood converted 500,000 shares of Convertible Class B Stock to 500,000 shares of Common Stock. Additionally, pursuant to an agreement with his children, Mr. Stanley H. Durwood converted 473,664 shares of Convertible Class B Stock to Common Stock for delivery to his children. During 1999, a company affiliated with the Durwood Family Stockholders reimbursed the Company $698,356 for expenses related to the Secondary Offering.

On August 11, 1998, the Company loaned one of its executive officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in the Secondary Offering. On September 14, 1998, the Company loaned $3,765,000 to another of its executive officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans are unsecured and are due in August and September of 2003, respectively, may be prepaid in part or full without penalty, and are represented by promissory notes which bear interest at a rate (5.57% per annum) at least equal to the applicable federal rate prescribed by
Section 1274 (d) of the Internal Revenue Code in effect on the date of such loans, payable at maturity. Accrued interest on the loans as of April 1, 1999 was $296,000.

Stock-Based Compensation

In November 1994, AMCE adopted a stock option and incentive plan (the "1994 Plan"). This plan provides for three basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of stock awards, which may be either performance or restricted stock awards, and
(iii) performance unit awards. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 1,000,000 shares. The 1994 Plan provides that the exercise price for stock options may not be less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1994 Plan during 1999 vested immediately; all other options issued under the 1994 Plan vest over two years from the date of issuance.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the Company's stock -based compensation other than for performance-based stock awards. In 1997 and 1996, the Company granted stock awards to certain individuals which were issuable at the end of a performance period ended April 2, 1998 based on certain performance criteria. No performance-based stock awards were earned at the end of the performance period. The Company recognized compensation expense for performance stock awards of ($1,358,000) and $586,000 in 1998 and 1997, respectively. Had compensation expense for the Company's stock options and awards been determined based on the fair value at the grant dates, the Company's net earnings (loss) and net earnings (loss) for common shares would have been the following:


(In thousands, except per share data)    1999         1998       1997
---------------------------------------------------------------------
Net earnings (loss)
 As reported                        $(16,016)    $(24,499)    $18,995
 Pro forma                          $(17,877)    $(26,007)    $18,664
Net earnings (loss) per common share
 As reported                         $   (.69)    $  (1.59)   $   .75
 Pro forma                           $   (.76)    $  (1.67)   $   .73

The following table reflects the weighted average fair value per option granted during the year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:


                                       1999           1998       1997
---------------------------------------------------------------------
Fair value on grant date               $8.07          $9.69     $11.63
Risk-free interest rate                 5.2%           6.0%       6.2%
Expected life (years)                   5              5          5
Expected volatility                    42.7%          42.0 %     42.9 %
Expected dividend yield                 -              -          -

A summary of stock option activity under all plans is as follows:

                       1999                 1998                            1997
-------------------------------------------------------------------------------------
                        Weighted                    Weighted                  Weighted
                        Average                      Average                   Average
             Number     Excercise Price  Number    Exercise Price    Number  Exercise Price
             of Shares  Per Share       of Shares    Per Share       of Shares  Per Share
------------------------------------------------------------------------------------------

Outstanding at
 beginning of
   year        519,850   $12.69          558,500      $ 12.47       487,500     $   9.67
Granted        375,000   $18.01            2,250      $ 21.21       103,250      $ 24.80
Canceled         -         -             (1,500)      $ 26.38      (17,250)      $ 10.04
Exercised        -         -            (39,400)     $   9.49      (15,000)     $   9.38
            --------------------------------------------------------------------------

Outstanding at
 end of year   894,850    $14.92         519,850      $ 12.69       558,500      $ 12.47


============================================================================================
Exercisable at
 end of year    893,725  $14.91          487,975      $ 11.90       365,875      $ 10.51

============================================================================================


Available for grant at
 end of year    470,750                   845,750                  630,500
               =======                    =======                   =======







The following table summarizes information about stock options as of April 1, 1999:

                       Outstanding Stock Options                        Exercisable Stock Options
--------------------------------------------------------------------------------------------
                                 Weighted-Average
Range of              Number       Remaining      Weighted-Average    Number     Weighted-Average
Exercise Prices      of Shares  Contractual Life   Exercise Price   of Shares     Exercise Price
----------------------------------------------------------------------------------------------------
$ 9.25 to $ 11.75      398,600     4.3 years            $9.48        398,600      $ 9.48
$14.50 to $ 20.75      404,250     9.2 years            $17.89       403,500      $17.88
$22.13 to $ 26.38       92,000     7.1 years            $25.47        91,625      $25.49
----------------------------------------------------------------------------------------------------
$ 9.25 to $ 26.38      894,850     6.8 years            $14.92       893,725      $14.91
====================================================================================================

NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)         1999      1998        1997
-------------------------------------------------------------------------
Numerator:
 Net earnings (loss)                        $(16,016)$ (24,499)$  18,995
 Less: Preferred dividends                       -      4,846      5,907
                                            ----------------------------

 Net earnings (loss)
 for basic and diluted earnings per share   $(16,016)$ (29,345)$  13,088

                                             ============================
Denominator:
  Shares for basic earnings per share -
   average shares outstanding                23,378    18,477     17,489
  Stock options                                  -          -        237
  Contingently issuable shares                   -          -         58
                                            ----------------------------

  Shares for diluted earnings per share     23,378     18,477     17,784
                                            ============================

Basic earnings per share                      $  (.69)$  (1.59)   $  0.75
                                            =============================
Diluted earnings per share                   $  (.69) $  (1.59)   $  0.74
                                             =============================

In 1998 and 1997, dividends and shares from conversion of Convertible Preferred Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive. In 1999 and 1998, shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive. In 1998, contingently issuable shares were excluded from the diluted earnings per share calculation because the conditions necessary for their issuance were not satisfied.

NOTE 8 - INCOME TAXES

Income tax provision reflected in the Consolidated Statements of Operations for the three years ended April 1, 1999 consists of the following components:

 (In thousands)                           1999           1998        1997
---------------------------------------------------------------------------
Current:
 Federal                            $ (11,776)          15,600    $11,418
 Foreign                                     -               -          -
 State                                 (1,286)           5,125      3,958
                                       --------------------------------
  Total current                       (13,062)          20,725     15,376

Deferred:
 Federal                                 4,149        (31,860)    (2,114)
 Foreign                               (1,589)               -          -
 State                                       2         (5,465)      (362)
                                         ---------------------------------
  Total deferred                         2,562        (37,325)    (2,476)
                                         ---------------------------------
Total provision                      $(10,500)       $(16,600)    $12,900
                                      ===================================

The difference between the effective tax rate on earnings (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

                                          1999           1998        1997
---------------------------------------------------------------------------
Federal statutory rate                     (35.0%)         (35.0%)     35.0%
State income taxes, net of
    federal tax benefit                     (6.0)           (6.2)       7.1
Other, net                                   1.4              .8       (1.7)
                                         ----------------------------------
Effective tax rate                         (39.6%)         (40.4%)     40.4%

                                         ==================================


The significant components of deferred income tax assets and liabilities as of April 1, 1999 and April 2, 1998 are as follows:

                                     1999 1998
                                     --------------------------------------
                              Deferred Income Tax       Deferred Income Tax
(In thousands)                Assets     Liabilities     Assets Liabilities
---------------------------------------------------------------------------
Property                    $19,196       $  -         $33,832      $  -
Capital lease obligations    12,928          -          14,660         -
Accrued reserves and
    liabilities              12,368          -          14,447         -
Deferred rents               11,562          -           7,533         -
Alternative minimum tax
    credit carryover          7,532          -               -          -
Preopening costs                  -      3,821               -      4,233
Other                         5,932        745           1,862        587
                              -------------------------------------------
Total                        69,518      4,566          72,334     4,820
Less: Current deferred
     income taxes             13,819         -          10,542         -
                              ------------------------------------------
Total noncurrent deferred
     income taxes            $ 55,699   $4,566         $61,792   $ 4,820
                             ============================================
Net noncurrent deferred
     income taxes             $ 51,133                $56,972
                              ========                 ========

The Company's foreign subsidiaries have net operating loss carryforwards in Portugal, Spain, France and the United Kingdom aggregating $3,900,000, $2,200,000 of which may be carried forward indefinitely and the balance of which expires in 2006. The Company's state income tax loss carryforwards of $33,000,000 may be used over various periods ranging from 5 to 20 years.

Management believes it is more likely than not that the Company will realize future taxable income sufficient to utilize its deferred tax assets and, accordingly, no valuation allowance has been provided as of April 1, 1999 and April 2, 1998.


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

During 1998, the Company sold the real estate assets associated with 13 megaplexes to Entertainment Properties Trust ("EPT"), a real estate investment trust, for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for this transaction as a sale and leaseback in accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases. The land and building and improvements have been removed from the Consolidated Balance Sheet and the gain of $15,130,000 on the sales has been deferred and is being amortized to rent expense over the life of the leases. The Company leases three additional theatres from EPT under the same terms as those included in the Sale and Lease Back Transaction. Annual rentals for these three theatres are based on an estimated fair value of $77,500,000 for the theatres.

The Company has granted an option to EPT to acquire a theatre for the cost to the Company of developing and constructing such property. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property.

The Co-Chairman of the Board, President and Chief Financial Officer of AMCE is also the Chairman of the Board of Trustees of EPT.

In 1999, the Company entered into a master lease agreement for up to $25,000,000 of equipment necessary to fixture certain theatres. The master lease agreement has an initial term of six years and includes early termination and purchase options. The company classifies these leases as operating leases.

Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of April 1, 1999:

 (In thousands)
2000                              $  161,235
2001                                 160,550
2002                                 158,305
2003                                 154,774
2004                                 153,043
Thereafter                         1,663,115
                                   ---------
 Total minimum payments required  $2,451,022
                                   =========

The Company has also entered into agreements to lease space for the operation of theatres not yet fully constructed. The scheduled completion of construction and theatre openings are at various dates during 2000. The future minimum rental payments required under the terms of these leases total approximately $698 million.

The Company records rent expense on a straight-line basis over the term of the lease. Included in long-term liabilities as of April 1, 1999 and April 2, 1998 is $28,201,000 and $19,862,000, respectively, of deferred rent representing pro rata future minimum rental payments for leases with scheduled rent increases.

Rent expense is summarized as follows:

 (In thousands)                          1999            1998       1997
---------------------------------------------------------------------------
Minimum rentals                       $151,360       $  94,103   $ 69,845
Common area expenses                    14,087          12,011     10,555
Percentage rentals based on revenues     2,783           2,869      2,278
                                        -----------------------------------
                                        $168,230      $108,983   $ 82,678
                                        ===================================

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company sponsors a non-contributory defined benefit pension plan covering, after a minimum of one year of employment, all employees age 21 or older who have completed 1,000 hours of service in their first twelve months of employment or in a calendar year and who are not covered by a collective bargaining agreement.

The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of credited service with the Company (not exceeding thirty-
five) and the employee's highest five year average compensation. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets are invested in pooled separate accounts with an insurance company pursuant to which the plan's benefits are paid to retired and terminated employees and the beneficiaries of deceased employees.

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

Net periodic benefit cost for the plans consists of the following:

                                Pension Benefits             Other Benefits
(In  thousands)              1999    1998     1997       1999    1998  1997
---------------------------------------------------------------------------
Components of net periodic
 benefit cost:
Service cost               $  1,910$  1,739   $  1,627  $  234  $  229$ 199
Interest cost                 1,612   1,344      1,286     247     218  172
Expected return on plan
    assets                   (1,118)   (932)      (831)   -       -       -
Recognized net actuarial
  gain                        -        (36)      -        -       -       -
Amortization of unrecognized
  transition obligation        231     231         231     50      50    50
                            ------- ------     -------   -----   ----- ---
Net periodic benefit cost  $ 2,635 $ 2,346    $  2,313  $  531  $  497$ 421
                            ======= ======     =======   =====   ===== ====


The following tables set forth the plans' change in benefit obligations and plan assets and the accrued liability for benefit cost included in the Consolidated Balance Sheets for the years ended April 1, 1999 and April 2, 1998:

                                Pension Benefits      Other Benefits
                                ----------------       -------------
(In  thousands)                1999        1998       1999     1998
--------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at
     beginning of year      $23,301     $19,468     $3,328   $2,908
Service cost                  1,910       1,739        234      229
Interest cost                 1,612       1,344        247      218
Plan participants'
     contributions                -           -         23        -
Actuarial (gain) loss         3,590       1,349      (695)        5
Benefits paid                 (791)       (599)       (32)     (32)
                               ----      ------      -----   ------
Benefit obligation at
     end of year            $29,622     $23,301     $3,105   $3,328
                             ======      ======      =====    =====




                                Pension Benefits      Other Benefits
                                ----------------      --------------
(In  thousands)                1999        1998       1999     1998
--------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets
    at beginning of year    $12,991  $   10,857        $ -       $-
Actual return on plan assets  1,527       1,674          -        -
Employer contribution         1,316       1,059          9       14
Plan participants'
    contributions                 -           -         23       18
Benefits paid                 (791)       (599)       (32)     (32)
                              -----       -----     ------     ----
                           $ 15,043 $   12,991 $      -         $ -
                             ======      ======     =====     =====
Accrued liability for benefit cost:
Funded status             $(14,579)  $ (10,310)$   (3,105)$   (3,328)
Unrecognized net actuarial
     (gain) loss              3,823         641      (500)      195
Unrecognized prior service
     cost                     1,753       1,985        597      647
                            -------     -------      -----    -----
Accrued benefit cost     $  (9,003) $   (7,684)$   (3,008)$   (2,486)
                             =======     =======    ======     ======


The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $29,622,000 and $15,043,000, respectively, as of April 1, 1999; and $23,301,000 and $12,991,000, respectively, as of April 2, 1998.

The assumptions used in computing the preceding information are as follows:

                                Pension Benefits      Other Benefits
                                ----------------      --------------
(In  thousands)                   1999        1998      1999      1998
----------------------------------------------------------------------
Weighted-average assumptions:
Discount rate                     6.50%       7.00%      7.00%    7.00%
Expected return on plan assets    8.50%       8.50%      -        -
Rate of compensation increase     6.00%       6.00%      6.50%    6.50%

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 1999 was 6.75% for medical and 4.25% for dental. The rates were assumed to decrease gradually to 5.0% for medical and 3.0% for dental at 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of April 1, 1999 by $842,000 and the aggregate of the service and interest cost components of postretirement expense for 1999 by $167,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement expense for 1999 by $649,000 and the aggregate service and interest cost components of postretirement expense for 1999 by $129,000.

The Company sponsors a voluntary thrift savings plan covering the same employees eligible for the pension plan. Since inception of the savings plan, the Company has matched 50% of each eligible employee's elective contributions, limited to 3% of the employee's salary. The Company's expense under the thrift savings plan was $1,319,000, $1,308,000 and $1,270,000 for 1999, 1998 and 1997, respectively.

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

In conjunction with the opening of certain new theatres in 1986 through 1988, the Company expanded its food services by leasing additional space adjacent to those theatres to operate specialty fast food restaurants. The Company discontinued operating the restaurants due to unprofitability. The Company continues to sub-lease or to convert to other uses the space leased for these restaurants. The Company is obligated under long-term lease commitments with remaining terms of up to 12 years. As of April 1, 1999, the base rents aggregated approximately $1,061,000 annually, and $7,654,000 over the remaining terms of the leases. As of April 1, 1999, the Company had subleased approximately 83% of the space with remaining terms ranging from three months to 141 months. Non-cancelable subleases aggregated approximately $821,000 annually, and $4,310,000 over the remaining terms of the subleases.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. The fair value of publicly held corporate borrowings was based upon quoted market prices. For other corporate borrowings, the fair value was based upon rates available to the Company from bank loan agreements or rates based upon the estimated premium over U.S. treasury notes with similar average maturities. The fair values of Employee Notes for Common Stock purchases approximates the carrying amounts as their stated interest rates are similar to the current mid-term applicable federal rate.

The estimated fair values of the Company's financial instruments are as follows:

                                     1999                  1998
                                     ---------------------------------
                              Carrying    Fair     Carrying    Fair
(In thousands)                Amount      Value    Amount      Value
-----------------------------------------------------------------------
Financial assets:
 Cash and equivalents      $  13,239  $  13,239  $ 9,881    $ 9,881
 Employee Notes for Common
   Stock purchases             8,875      8,875        -          -
Financial liabilities:
 Cash overdrafts           $  14,350  $  14,350 $ 15,866   $ 15,866
 Corporate borrowings        561,045    545,000  348,990    361,000

NOTE 14- OPERATING SEGMENTS

During fiscal 1999, the Company adopted the provisions of SFAS 131. SFAS 131 requires all public companies to provide financial disclosures and descriptive information about reportable operating segments. Accordingly, the Company has identified four reportable segments around differences in products and services and geographic areas: U.S. theatrical exhibition operations; international theatrical exhibition operations; on-screen advertising; and other which is comprised of real estate activities and other miscellaneous ventures.

U.S. and international theatrical exhibition operations are identified as separate segments based on dissimilarities in international markets from the
U.S.   On-screen  advertising and other are identified  as separate  segments due  to differences  in  products  and services offered.

The Company evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is net earnings (loss) plus interest, income taxes, depreciation and amortization and adjusted for impairment losses, preopening expense, theatre closure expense, gain (loss) on disposition of assets, equity in earnings of unconsolidated affiliates and extraordinary items ("Adjusted EBITDA"). The Company evaluates Adjusted EBITDA generated by its segments in a number of manners, of which the primary measure is a comparison of segment Adjusted EBITDA to segment property.

The Company's segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements on page 33.

Information about the Company's operations by operating segment is as follows:


Revenues (In thousands)               1999       1998         1997
-----------------------------------------------------------------------
U.S. theatrical exhibition       $  947,297 $  796,064  $  716,995
International theatrical exhibition  42,545     27,969      15,593
On-screen advertising                35,038     26,706      18,696
Other (1)                             1,841      2,016       1,620
                                  --------------------------------
Total revenues                   $1,026,721 $  852,755  $  752,904
                                  ================================

Adjusted EBITDA (In thousands)        1999       1998        1997
------------------------------------------------------------------
U.S. theatrical exhibition       $  158,107 $  156,378  $  172,041
International theatrical exhibition   1,655      1,971     (2,562)
On-screen advertising (2)             3,024      1,413       (114)
Other (1)                            (1,461)   (1,103)     (1,581)
                                   -------------------------------
Total segment Adjusted EBITDA       161,325    158,659     167,784
General and administrative           53,728     49,515      52,422
                                   -------------------------------

Total Adjusted EBITDA              $107,597 $  109,144  $  115,362
                                   ===============================

Property (In thousands)               1999       1998    1997
------------------------------------------------------------------
U.S. theatrical exhibition          $899,822$  758,391  $  667,122
International theatrical exhibition  71,142     17,320      15,905
On-screen advertising                11,081      9,586       6,618
Other (1)                             1,260      1,352      11,862
                                   -------------------------------
Total segment property              983,305    786,649     701,507
Construction in progress             97,688     76,698      85,992
Corporate                            37,985     32,402      36,400
                                  --------------------------------
Total property (3)               $1,118,978 $  895,749  $  823,899
                                  ================================

Capital expenditures (In thousands)   1999       1998     1997
------------------------------------------------------------------
U.S. theatrical exhibition       $  126,993   $337,197    $137,003
International theatrical exhibition  48,398      3,121      17,763
On-screen advertising                 1,884      2,968       2,725
Other (1)                                 4         33      10,856
                                    ------------------------------
Total segment capital expenditures  177,279    343,319     168,347
Construction in progress             79,351     45,084      83,685
Corporate                             4,183        814       1,348
                                    ------------------------------
Total capital expenditures       $  260,813  $ 389,217   $ 253,380
                                    ==============================

 (1) Other amounts are comprised primarily of real estate activities and other miscellaneous ventures.
 (2) General and administrative expenses of $4,691,000, $4,839,000 and $4,225,000 have been allocated to on-screen advertising in 1999, 1998 and 1997, respectively.
 (3) Property is comprised of land, buildings and improvements, leasehold improvements and furniture, fixtures and equipment.



A reconciliation of earnings (loss) before income taxes to Adjusted EBITDA is as follows:


(In thousands)                        1999       1998    1997
--------------------------------------------------------------------
Earnings (loss) before income
    taxes                       $ (26,516)$   (41,099)$    31,895

Plus:
  Interest expense                  38,628     35,679      22,022
  Depreciation & amortization       89,221     70,117      52,572
  Impairment of long-lived assets    4,935     46,998       7,231
  Preopening expense                 2,265      2,243       2,414
  Theatre closure expense            2,801          -           -
  Loss (gain) on disposition
    of assets                      (2,369)    (3,704)          84
  Investment income                 (1,368)   (1,090)       (856)
                                    ----------------------------

Total Adjusted EBITDA           $  107,597 $  109,144  $  115,362
                                   ===============================


Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)               1999       1998        1997
-----------------------------------------------------------------

United States                  $   984,176 $  824,786  $  737,311
Japan                               25,174     20,101      13,471
China (Hong Kong)                    2,098          -           -
Portugal                             8,855      7,868       2,122
Spain                                3,690          -           -
Canada                               2,728          -           -
                                 --------------------------------

Total revenues                  $1,026,721 $  852,755  $  752,904
                                  ===============================

Property (In thousands)               1999       1998        1997
-----------------------------------------------------------------

United States                   $1,028,663 $  870,621  $  805,018
Japan                               15,587      5,898       5,614
China (Hong Kong)                   10,353      1,318         736
Portugal                            13,019     12,532      10,867
Spain                               20,426      3,685       1,559
Canada                              30,930      1,695         105
                                ---------------------------------

Total property                  $1,118,978 $  895,749  $  823,899
                                 ===============================

                             AMC ENTERTAINMENT INC.
                       STATEMENTS OF OPERATIONS BY QUARTER
              (In thousands, except per share amounts) (Unaudited)


                                                                                                              Fiscal Year

                               07/02/98  07/03/97 10/01/98  10/02/97 12/31/98 01/01/98  04/01/99 04/02/98    1999    1998
--------------------------------------------------------------------------------------------------------------------------------
Total revenues                  $240,670$196,085  $291,015$220,896  $260,772  $217,309 $234,264  $218,465 $1,026,721  $852,755
Total cost of operations         204,566 161,293   231,959 171,776   218,955   173,778  210,291   184,653    865,771   691,500
General and administrative        14,601  14,755    15,599  12,097    14,517    15,041   13,702    12,461     58,419    54,354
Depreciation and amortization     20,342  16,367    21,030  16,522    23,100    17,227   24,749    20,001     89,221    70,117
Impairment of long-lived assets        -       -         -   46,998        -         -    4,935         -      4,935    46,998
                               -----------------------------------------------------------------------------------------------

Operating income (loss)            1,161   3,670    22,427(26,497)     4,200    11,263 (19,413)     1,350      8,375  (10,214)
Interest expense                   8,546   8,245     8,322   9,405     9,349     9,870   12,411     8,159     38,628    35,679
Investment income                    286     172       365     509       434       124      283       285      1,368     1,090
Gain (loss) on disposition
  of assets                        1,393   1,178      (35)   1,318       901       864      110       344      2,369     3,704
                               -----------------------------------------------------------------------------------------------

Earnings (loss) before
  income taxes                   (5,706) (3,225)    14,435(34,075)   (3,814)     2,381 (31,431)   (6,180)   (26,516)  (41,099)
Income tax provision             (2,650) (1,386)     6,550(13,714)   (2,100)       950 (12,300)   (2,450)   (10,500)  (16,600)
                               -----------------------------------------------------------------------------------------------

Net earnings (loss)             $(3,056)$(1,839)    $7,885$(20,361) $(1,714)    $1,431$(19,131)  $(3,730)  $(16,016) $(24,499)

===============================================================================================

Preferred dividends                        1,369         -   1,283         -     1,198        -       996          -    4,846
                               -----------------------------------------------------------------------------------------------

Net earnings (loss) for
  common shares                 $(3,056)$(3,208)    $7,885$(21,644) $(1,714)      $233$(19,131)  $(4,726)  $(16,016) $(29,345)

===============================================================================================
Earnings (loss) per share:
Basic                            $(0.13)   $(0.18)   $0.34$(1.18)      $(0.07)  $0.01    $(0.82)   $(0.25)     $(0.69)    $(1.59)

===============================================================================================

Diluted                          $(0.13)   $(0.18)   $0.33$(1.18)      $(0.07)  $0.01    $(0.82)   $(0.25)     $(0.69)    $(1.59)

===============================================================================================


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

     None.

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant.

     The Directors and Executive Officers of the Company are as follows:
                                                                Years
                                                              Associated
                                                               with the
Name                       Age(1)         Positions           Company(1)
----                        -----          ---------           ---------
Stanley H. Durwood           78     Co-Chairman of the
                                    Board, Chief Executive     53(2)
                                     Officer and Director
                                    (AMCE); Chairman of the
                                     Board, Chief Executive
                                     Officer and Director (AMC)
Peter C. Brown               40     Co-Chairman of the Board
                                    and President                7
                                    (AMCE); Executive Vice
                                    President (AMC);
                                    Chief Financial
                                    Officer and Director
                                    (AMCE and AMC)
Philip M. Singleton          52     President (AMC); Executive  24(2)
                                    Vice President (AMCE);
                                    Chief Operating
                                    Officer and Director
                                    (AMCE and AMC)
John D. McDonald             41     Executive Vice
                                    President-North American    23(2)
                                    Operations (AMC)
Charles J. Egan, Jr.         66     Director (AMCE)             12
William T. Grant, II         48     Director (AMCE)              2
John P. Mascotte             59     Director (AMCE)              2
Paul E. Vardeman             69     Director (AMCE)             15(2)
Richard T. Walsh             45     Senior Vice President (AMC) 23(2)
Richard J. King              50     Senior Vice President (AMC) 27(2)
Rolando B.  Rodriguez        39     Senior Vice President (AMC) 23(2)
Craig R. Ramsey              47     Senior Vice President-
                                    Finance (AMCE and AMC)       4
Richard L. Obert             59     Senior Vice President-
                                    Chief Accounting
                                     Officer (AMCE and AMC)     10
Charles P.  Stilley          44     President
                                    (AMC Realty, Inc.)          17(2)
Richard M.  Fay              49     President (AMC Film
                                    Marketing,
                                     a division of AMC)          3
______________________________
------------------------------

(1)As of April 1, 1999.

(2)Includes years of service with the predecessor of the Company.

  All directors are elected annually, and each holds office until his successor has been duly elected and qualified or his earlier resignation or removal. There are no family relationships between any Director and any Executive Officer of the Company.

  All current Executive Officers of the Company hold such offices at the pleasure of AMCE's Board of Directors, subject in certain instances, to their rights under employment agreements.

  As part of its succession planning and with the approval of Mr. Stanley H. Durwood, AMCE's Board of Directors appointed the Company's President and Chief Financial Officer, Mr. Peter C. Brown, as Co-Chairman. Mr. Brown oversees all Company matters with Mr. Durwood.

  Mr. Stanley H. Durwood has served as a Director of AMCE from its organization on June 14, 1983, and of AMC since August 2, 1968. Mr. Durwood has served as Co-Chairman of the Board of AMCE since May 15, 1998. Mr. Durwood served as Chairman of the Board of AMCE from February 1986 until May 15, 1998, and as Chairman of the Board of AMC since February 1986. Mr. Durwood has served as Chief Executive Officer of AMCE since June 1983, and of AMC since February 20, 1986. Mr. Durwood served as President of AMCE (i) from June 1983 through February 20, 1986, (ii) from May 1988 through June 1989, and (iii) from October 6, 1995 to January 10, 1997. Mr. Durwood served as President of AMC (i) from August 2, 1968 through February 20, 1986, (ii) from May 13, 1988 through November 8, 1990, and (iii) from October 6, 1995 to January 10, 1997. Mr. Durwood is a graduate of Harvard University.

  Mr. Peter C. Brown has served as a Director of AMCE and AMC since November 12, 1992 and has served as Co-Chairman of the Board of AMCE since May 15, 1998. Mr. Brown was elected President of AMCE on January 10, 1997. Mr. Brown served as Executive Vice President of AMCE from August 3, 1994 to January 10, 1997. Mr. Brown served as Executive Vice President of AMC from August 3, 1994 to January 10, 1997. Mr. Brown has served as Executive Vice President of AMC since August 3, 1994, and as Chief Financial Officer of AMCE and AMC since November 14, 1991. Mr. Brown served as Senior Vice President of AMCE and AMC from November 14, 1991 until his appointment as Executive Vice President in August 1994. Mr. Brown served as Treasurer of AMCE and AMC from September 28, 1992 through September 19, 1994. Mr. Brown also serves as Chairman of the Board of Trustees of Entertainment Properties Trust, a real estate investment trust. Mr. Brown also serves as a member of the Board of Trustees of the Kansas City Art Institute and Rockhurst High School. In addition, Mr. Brown is a member of the Board of Advisors for the University of Kansas School of Business. Mr. Brown is a graduate of the University of Kansas.

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

  Mr. John D. McDonald has served as Executive Vice President-North American operations of AMC since October 1, 1998. Prior thereto, Mr. McDonald served as Senior Vice President, corporate operations from November 9, 1995 until his promotion to Executive Vice President on October 1, 1998. Mr. McDonald served as Vice President, corporate operations from September 22, 1992 through November 9, 1995.

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

  Mr. William T. Grant, II has served as a Director of AMCE since November 14, 1996. Mr. Grant is Chairman of the Board, President, Chief Executive Officer and a Director of LabONE, Inc. LabONE, Inc. provides risk appraisal laboratory testing services to the insurance industries in the United States and Canada. Mr. Grant also serves on the board of directors of Commerce Bancshares, Inc., Kansas City Power & Light Company, Business Men's Assurance Company of America, and Response Oncology, Inc. Mr. Grant is a board member of the Boys and Girls Clubs of Greater Kansas City. Mr. Grant holds a B.A. degree from the University of Kansas and an M.B.A. degree from the Wharton School of Finance at the University of Pennsylvania.

  Mr. John P. Mascotte has served as a Director of AMCE since November 14, 1996. Mr. Mascotte assumed the duties of President and Chief Executive Officer of BlueCross BlueShield of Kansas City on July 1, 1997. Prior thereto, Mr. Mascotte served as Chairman of Johnson & Higgins of Missouri, Inc., a privately held insurance broker, from January 1996 to June 30, 1997, and as Chairman of the Board and Chief Executive Officer of The Continental Corporation, a property -casualty insurer, from December 1982 through December 1995. Mr. Mascotte also serves on the board of directors of Hallmark Cards, Incorporated, Hallmark Entertainment, Inc., Business Men's Assurance Company of America and American
Home Products Corporation, in addition to serving on the boards of BlueCross BlueShield of Kansas City and the BlueCross and Blue Shield Association. Also, Mr. Mascotte is Vice Chairman of the Aspen Institute, Chairman of LISC (Local Initiatives Support Corp.) and a member of the Board of Trustees of Midwest Research Institute. Mr. Mascotte is a board member of the Hall Family Foundation and the Greater Kansas City Community Foundation and is Co-Chairman of the Jazz District Redevelopment Corporation in Kansas City, Missouri. Mr. Mascotte holds B.S. degrees from St. Joseph's College, Rensselaer, Indiana, and an LL.B. degree from the University of Virginia. Mr. Mascotte is also a certified public accountant and a chartered life underwriter.

  Mr. Paul E. Vardeman has served as a Director of the Company since June 14, 1983. Mr. Vardeman was a director, officer and shareholder of the law firm of Polsinelli, White, Vardeman & Shalton, P.C., Kansas City, Missouri from 1982 until his retirement from such firm in November 1997. Prior thereto, Mr. Vardeman served as a Judge of the Circuit Court of Jackson County, Missouri. Mr. Vardeman holds undergraduate and J.D. degrees from the University of Missouri-Kansas City.

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

  Mr. Craig R. Ramsey has served as Senior Vice President-Finance of AMCE and AMC since August 20, 1998. Prior thereto, Mr. Ramsey served as Vice President of Finance from January 17, 1997 and as Director of Information Systems and Director of Financial Reporting since joining AMC on February 1, 1995. Previously, Mr. Ramsey served as Vice President-Corporate Accounting and Data Processing for Mid-America Dairymen, Inc.

  Mr. Richard L. Obert has served as Senior Vice President-Chief Accounting Officer of AMCE and AMC since November 9, 1995, and prior thereto served as Vice President and Chief Accounting Officer of AMCE and AMC from January 9, 1989.

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

Item 11.  Executive Compensation.


Compensation of Management
     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company (determined as of the end of the last fiscal year and hereafter referred to as the "Named Executive Officers") for the last three fiscal years ended April 1, 1999, April 2, 1998 and April 3, 1997, respectively.

                           Summary Compensation Table

                                                                             Long-Term
                                                                            Compensation
                                                                         Awards-Securities
                                              Annual Compensation             Underlying
                                           ----------------------
                               Fiscal                           Other Annual  Options/   All Other
Name  and  Principal Position   Year         Salary    Bonus    Compensation(1)  SARs     Compensation(2)
---------------------------    ----      ---------- ---------   -----------     ------   ----------
Stanley   H.  Durwood         1999         $567,008    $    -        N/A      150,000    $  -
Chief   Executive  Officer    1998          536,558         -        N/A            -       -
                              1997          527,322         -        N/A       65,000       -

Peter   C.   Brown            1999          409,241         -        N/A      125,000     5,334
President   and               1998          296,444         -        N/A            -     4,960
Chief   Financial   Officer   1997           71,364     25,500       N/A        4,500     4,976

Philip   M.   Singleton       1999          383,702         -        N/A      100,000     5,317
Chief   Operating  Officer    1998          316,679         -        N/A            -     4,896
                              1997          303,125     28,500       N/A       4,500      5,003

Richard   T.   Walsh          1999          238,666         -        N/A            -     4,639
Senior   Vice   President     1998          226,441     60,000       N/A            -     4,805
                              1997          223,073     41,545       N/A        2,250     4,964

Richard   M.   Fay            1999          298,075         -        N/A            -     4,503
President-AMC   Film          1998          286,982     45,000       N/A            -     4,676
Marketing                     1997          294,369     32,650       N/A        2,250     1,464

(1)For the years presented perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(2)For fiscal 1999, 1998 and 1997, All Other Compensation is comprised of AMC's contributions under AMC's 401(k) Savings Plan and Non-Qualified Deferred
 Compensation Plan, both of which are defined contribution plans.

Option Grants
      The following table provides certain information concerning individual grants of stock options made during the last completed fiscal year under the 1994 Incentive Plan to each of the Named Executive Officers.





                      Option/SAR Grants in Last Fiscal Year


              Number of       % of Total
              Securities    Options/SARs                              Potential Realizable Value at
              Underlying      Granted to                               Assumed Annual Rates of
               Options/      Employees    Exercise or                 Stock Price Appreciation for
                 SARs        in Fiscal    Base Price   Expiration           Option Term(2)
                                                                      -----------------------
 Name         Granted(1)      Year         ($/share)      Date          5% ($)       10% ($)
--------      ---------       -----        ----------    ------         ------        --------
Stanley H.
   Durwood     65,000         17.33%       $19.125        5/14/08    $781,795       $1,981,221
               85,000         22.67%        16.813       11/12/08     898,730        2,277,558
Peter C. Brown 65,000         17.33%        19.125        5/14/08     781,795        1,981,221
               60,000         16.00%        16.813       11/12/08     634,397        1,607,688
Philip M.
  Singleton    65,000         17.33%        19.125        5/14/08     781,795        1,981,221
               35,000          9.34%        16.813       11/12/08     370,065          937,818
Richard T. Walsh    -           -  -         -            -              -
Richard M. Fay      -           -  -         -            -              -

(1) The stock options granted during the fiscal year ended April 1, 1999 are fully vested.

(2)  These  columns  show  the hypothetical gains of  "option  spreads"  of  the
 outstanding   options   granted  based  on  assumed   annual   compound   stock
 appreciation  rates  of  5% and 10% over the options' terms.  The  5%  and  10%
 assumed  rates of appreciation are mandated by the rules of the Securities  and
 Exchange Commission (the "SEC") and do not represent the Company's estimate  or projections of the future prices of the Company's Common Stock.

Option Exercises and Holdings. The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of April 1, 1999.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year End Option/SAR Values

                                                                                    Value of
                                                      Number of                   Unexercised
                                                 Securities Underlying            In-The-Money
                                                 Unexercised Options/           Options/SARs at
           Shares Acquired                           SARs at FY-End               FY-End (1)
                                                     --------------               ------------
 Name        on Exercise    Value Realized     Exercisable  Unexercisable
Exercisable Unexercisable
------ -----------    --------------     -----------  -------------  -----------       ----------
Stanley H.
   Durwood       -            $         -          237,500      -          $   70,313 $      -

Peter C. Brown   -                      -          284,000      -             857,813        -

Philip M.
   Singleton     -                      -          233,600      -             714,938        -

Richard T.
   Walsh         -                      -           29,500      -             138,344        -

Richard M.  Fay  -                      -            2,250      -                   -        -

(1)Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the value of AMCE's Common Stock as of April 1, 1999.

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

      AMC also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the Retirement Plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993), the old limit, to $160,000 (in 1999).

      The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under AMC's Retirement Plan and the Supplemental Executive Retirement Plan, assuming retirement in calendar 1999 at age 65 payable in the form of a single life annuity. The benefits are not subject to any deduction for Social Security or other offset amounts. The following table assumes the old limit would have been increased to $270,000 in 1999.

Highest Consecutive
Five year Average
Annual Compensation                 Years of Credited Service
-------------------               ---------------------------
                           15        20        25        30        35
                           --        --        --        --        --
$125,000               $17,716    $23,621   $29,527   $35,432   $41,337
 150,000                21,466     28,621    35,777    42,932    50,087
 175,000                25,216     33,621    42,027    50,432    58,837
 200,000                28,966     38,621    48,277    57,932    67,587
 225,000                32,716     43,621    54,527    65,432    76,337
 250,000                36,466     48,621    60,777    72,932    85,087
 270,000                39,466     52,621    65,777    78,932    92,087


      As of April 1, 1999, the years of credited service under the Retirement Plan for each of the Named Executive Officers were: Mr. Peter C. Brown, eight years, Mr. Philip M. Singleton, 25 years, Mr. Richard T. Walsh, 24 years; and Mr. Richard M. Fay, three years. The estimated annual benefit Mr. Stanley H. Durwood has accrued under the Supplemental Executive Retirement Plan is $14,400 and is not included in the Summary Compensation Table.

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

      Presently, Mr. Stanley H. Durwood, Mr. Peter C. Brown and Mr. Philip M. Singleton have been designated as eligible to participate in the REP. The amount payable to Mr. Durwood with respect to fiscal 1999 under the REP is $345,000 and is not included in the Summary Compensation Table. The estimated monthly amounts that Mr. Brown and Mr. Singleton will be eligible to receive under the REP at age 65 are $41,000 and $54,000, respectively; such amounts are based on certain assumptions respecting their future compensation amounts and the amounts of AMC contributions under other plans. Actual amounts received by such individuals under the REP may be different than those estimated.

Compensation of Directors
     Each of AMCE's non-employee directors receives an annual fee of $32,000 for service on the Board of Directors and an additional $4,000 for each committee of the Board on which he serves and, in addition, receives $1,500 and $1,000, respectively, for each Board and board committee meeting which he attends.

      For the fiscal year ended April 1, 1999, Messrs. Charles J. Egan, Jr., William T. Grant, II, John P. Mascotte and Paul E. Vardeman received $68,000, $72,000, $71,000 and $59,000, respectively, for their services.

      The Board of Directors has also authorized that Messrs. Charles J. Egan, Jr. and Paul E. Vardeman be paid reasonable compensation for their services as members of a special committee (the "Special Committee") appointed to consider the Merger. During the fiscal year ended April 1, 1999, Messrs. Charles J. Egan, Jr. and Paul E. Vardeman each received $50,000 for their services related to the Special Committee.

Employment   Contracts,  Termination  of  Employment  and   Change   in  Control
Arrangements
     Mr. Stanley H. Durwood has an employment agreement with AMCE and AMC dated January 26, 1996 retaining him as Chairman and Chief Executive Officer and President. It provides for an annual base salary of no less than $500,000, plus payments and awards under AMC's Executive Incentive Program ("EIP"), the 1994 Stock Option and Incentive Plan, as amended and other bonus plans in effect for Executive Officers at a level reflecting his position, plus such other amounts as may be paid under any other compensatory arrangement as determined in the sole discretion of the Compensation Committee. Mr. Durwood's current annual base salary is $567,000. The Company has also agreed to use its best efforts to provide Mr. Durwood up to $5,000,000 in life insurance and to pay the premiums thereon and taxes resulting from such payment. Mr. Durwood's employment agreement has a term of three years and is automatically extended one year on its anniversary date, January 26, so that as of such date each year the agreement has a three-year term. The employment agreement is terminable without severance if he engages in intentional misconduct or a knowing violation of law or breaches his duty of loyalty to the Company. The agreement also is terminable (i) by Mr. Durwood, in the event of the Company's breach, and (ii) by the Company, without cause or in the event of Mr. Durwood's death or disability, in each case with severance payments equal to three times the sum of his annual base salary in effect at the time of termination plus the average of annual incentive or discretionary cash bonuses paid during the three fiscal years preceding the year of termination. The Company may elect to pay such severance payments in monthly installments over a period of three years or in a lump sum after discounting such amount to its then present value. The aggregate amount payable under this employment agreement, assuming termination with severance occurred as of April 1, 1999, was approximately $1,513,000.

     Messrs.  Peter C. Brown, Philip M. Singleton, Richard T. Walsh and  Richard
M. Fay have entered into employment agreements with the Company providing for annual base salaries of no less than the following amounts: Mr. Brown-$400,000; Mr. Singleton-$375,000; Mr. Walsh-$230,041 and Mr. Fay-$285,031. The agreements also provide for discretionary bonuses, an automobile allowance, reimbursement of reasonable travel and entertainment expenses and other benefits offered from time to time to other executive officers. The employment agreements of Mr. Brown and Mr. Singleton have terms of three years and those of Mr. Walsh and Mr. Fay have terms of two years. On the anniversary date of each agreement, one year shall be added to its term, so that each employment agreement shall always have a three-year or two-year term, as the case may be, as of each anniversary date. Each employment agreement terminates generally without severance if such employee is terminated for cause, as defined in the employment agreement, or upon such employee's resignation, death or disability as defined in his employment agreement. Pro rata bonus payments will be made upon termination by reason of disability or death. If either Mr. Brown or Mr. Singleton is terminated without cause or terminates his agreement following a material breach by the Company or a change in control, as defined in the agreement, he will be entitled to receive (i) a lump sum cash payment equal to the lesser of 4.5 times current base salary or 2.99 times average annual W-2 earnings for the prior five years and (ii) the value of all outstanding employee stock options held by such employee. If either Mr. Walsh or Mr. Fay is terminated without cause or terminates his agreement subsequent to specified changes in his responsibilities, base salary or benefits following a change in control, as defined in the agreement, he will be entitled to receive a lump sum cash payment equal to two years base salary. In addition, if either Mr. Brown or Mr.
Singleton dies, is terminated without cause or terminates his agreement following a material breach by the Company or a change in control, the Company will redeem shares previously purchased by him with the proceeds of a loan from the Company. (Mr. Brown financed the purchase of 375,000 shares with such a loan and Mr. Singleton financed the purchase of 250,000 shares with such a loan). In such event, if the employee's obligations under the note to the Company exceed the value of the stock which he acquired with the note proceeds, the Company will forgive a portion of such excess in an amount based on a formula set forth in the agreement. The amounts payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as of April 1, 1999 were as follows: Mr. Brown-$1,045,000; Mr. Singleton -$1,398,000; Mr. Walsh-$460,000; and Mr. Fay-$570,000. The value of outstanding employee stock options payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as of April 1, 1999 were, as follows: Mr. Brown-$857,813 and Mr. Singleton- $714,938. The amount of note proceeds that would be forgiven by the Company assuming termination by reason of a change of control as of April 1, 1999 were as follows: Mr. Brown $253,875 and Mr. Singleton $0.

      As permitted by the 1994 Stock Option and Incentive Plan, stock options granted to participants thereunder provide for acceleration upon the termination of employment within one year after the occurrence of certain change in control events, whether such termination is voluntary or involuntary, or with or without cause. In addition, the Compensation Committee may permit acceleration upon the occurrence of certain extraordinary transactions which may not constitute a change of control. Options issued under the 1994 Plan during 1999 vested immediately.

      AMC maintains a severance pay plan for full-time salaried nonbargaining employees with at least 90 days of service. For an eligible employee who is subject to the Fair Labor Standards Act ("FLSA") overtime pay requirements (a "nonexempt eligible employee"), the plan provides for severance pay in the case of involuntary termination of employment due to layoff of the greater of two week's basic pay or one week's basic pay multiplied by the employee's full years of service up to no more than twelve weeks' basic pay. There is no severance pay for a voluntary termination, unless up to two weeks pay is authorized in lieu of notice. There is no severance pay for an involuntary termination due to an employee's misconduct. Only two weeks severance pay is paid for an involuntary termination due to substandard performance. For an eligible employee who is exempt from the FLSA overtime pay requirements, severance pay is discretionary (at the Department Head/Supervisor level), but will not be less than the amount that would be paid to a nonexempt eligible employee.


ITEM 12.  Security Ownership of  Beneficial Owners.

     The following table sets forth certain information as of May 14, 1999, with respect to principal owners of each class of the Company's voting securities:

                                         Number of Shares    Percent
Title of Class  Beneficial Owner         Beneficially Owned  of Class
--------------  ----------------         ------------------  --------

Common Stock    Brian H. Durwood (1)      1,123,480(1)(2)    5.8%(1)(2)

                Peter J.  Durwood (1)     1,123,480(1)       5.8%(1)

                Thomas A.  Durwood (1)    1,123,480(1)(3)    5.8%(1)(3)

                Elissa D.  Grodin (1)     1,123,480(1)       5.8%(1)

                EnTrust Capital Inc.(4)     982,559(4)       5.1%(4)
                650 Madison Ave.
                New York, NY  10022

Class B Stock   Stanley H. Durwood (1)      4,041,993 (1)   100%
                106 West 14th Street
                Kansas City, MO  64105

(1)  Mrs.  Carol  D.  Journagan, Mr. Edward D. Durwood, Mr. Thomas  A.  Durwood,
     Mrs. Elissa D. Grodin, Mr. Brian H. Durwood and Mr. Peter J. Durwood are the
     children (the "Durwood Children") of Mr. Stanley H. Durwood, the Co-Chairman of
     the Board and Chief Executive Officer of AMCE. Mr. Stanley H. Durwood and the
     Durwood Children (collectively, the "Durwood Family Stockholders") formerly held their  stock  in AMCE through a holding company, Durwood, Inc. ("DI"),  and acquired their shares on August 15, 1997 pursuant to the Merger of AMCE and DI.
     Collectively, the Durwood Children beneficially own 6,153,732 shares of Common
     Stock representing 31.7% of the outstanding shares of such class.

 Mr.  Stanley  H. Durwood beneficially owns 4,041,993 shares of AMCE's  Class  B
 Stock,  which  constitute  100%  of  the  outstanding  shares  of  such  class.
 Mr.  Stanley  H. Durwood has sole voting power and sole investment  power  over all  of  these  shares.  AMCE's  Class  B  Stock  and  Common  Stock  presently beneficially  owned  by Mr. Stanley H. Durwood represent 67.5%  of  the  voting power  of  AMCE's stock other than in the election of directors. Were  all  the shares  of  AMCE's Class B Stock converted into Common Stock,  there  would  be
 approximately  23,469,091  shares  of  Common  Stock  outstanding,   of   which
 Mr.  Stanley H. Durwood would beneficially own 4,042,243 shares (assuming  such conversion and disregarding the exercise of his outstanding options)  or  17.2%
 of  the outstanding number of shares of Common Stock.  Mr. Stanley H. Durwood's voting control may be diluted if he is obligated to dispose of shares to  honor tax  and  other  indemnity obligations made by him and AMCE in connection  with the  merger and other related transactions, or if additional shares  of  Common
 Stock are issued under the Company's existing employee benefit plans.

       AMCE's Class B Stock beneficially owned by Mr. Stanley H. Durwood is held under  his Revocable Trust Agreement dated April 14, 1989, as amended, and  the
 1992  Durwood,   Inc.  Voting Trust dated December  12,  1992  as  amended  and restated  (the  "Voting Trust"). The Voting Trust is the record  owner  of  the shares  reported  as  beneficially owned, and Mr. Stanley  H.  Durwood  is  the settlor  and  sole acting trustee of both trusts. The named successor  trustees are  Mr.  Charles J. Egan, Jr., a Director of AMCE, and Mr. Raymond F.  Beagle,
 Jr.,  AMCE's general counsel. Under the terms of his Voting Trust, Mr.  Stanley
 H.  Durwood  has  all voting powers with respect to shares held therein  during his  lifetime. Thereafter, all voting rights with respect to such  shares  vest in  his successor trustees and any additional trustees whom they might appoint, who  shall exercise such rights by majority vote. Unless revoked by Mr. Stanley
 H.  Durwood  or otherwise terminated or extended in accordance with its  terms, the Voting Trust will terminate in 2030.

 For a period ending on August 15, 2000, the Durwood Children have agreed to give an irrevocable proxy to the Secretary and each Assistant Secretary of AMCE to vote their shares of Common Stock in the election of directors for each candidate in the same proportionate manner as the aggregate votes cast in such elections by other holders of Common Stock not affiliated with AMCE.

(2) Mr. Brian H. Durwood directly owns 1,120,183 shares of the Common Stock and indirectly owns 3,297 shares of Common Stock for the benefit of his three minor children under the Uniform Transfer to Minors Act.

(3)  Mr. Thomas A. Durwood directly owns 969,466 shares of the Common Stock  and indirectly  owns  154,014  shares of Common Stock through  The  Thomas  A.  and
 Barbara   F.  Durwood  Family  Investment  Partnership,  a  California  limited partnership.  Each of Mr. Thomas A. Durwood and his wife serve as  trustees  of
 The  Thomas  A.  Durwood  and Barbara F. Durwood Family  Trust,  which  is  the general partner of this partnership.

(4)  As  reported in its Schedule 13G dated February 9, 1999. Of  these  shares,
 EnTrust Capital, Inc. reports that it has shared voting power with respect to 702,239 shares and shares dispositive power with respect to 982,559 shares.


Beneficial Ownership By Directors and Officers
    The following table sets forth certain information as of May 14, 1999, with respect to beneficial ownership by Directors and Executive Officers of AMCE's Common Stock and Class B Stock. The amounts set forth below include the vested portion of 841,600 shares of Common Stock subject to options under AMCE's 1983 and 1984 Stock Option Plans and the 1994 Stock Option and Incentive Plan held by Executive Officers. Unless otherwise indicated, the persons named are believed to have sole voting and investment power over the shares shown as beneficially owned by them.

                                           Amount and Nature       Percent
Title of Class Name of Beneficial Owner    of Beneficial Ownership of Class
--------------  -----------------------    -----------------------  -----
Common Stock   Stanley  H. Durwood          237,750(1)(2)             1.2%
               Peter C. Brown               659,000(2)               3.3%
               Philip M. Singleton          498,600(2)               2.5%
               Richard T. Walsh              29,550(2)                 *
               Richard M. Fay                 3,663(2)                 *
               William T. Grant, II           1,500                    *
               John P. Mascotte               2,000                    *
               Paul E. Vardeman                 300                    *

               All Directors and
                Executive Officers
                as a group (15 persons,
                including the
                individuals named above)    1,488,131                7.3%

Class B Stock  Stanley  H. Durwood          4,041,993(1)            100.0%
____________________________________
-----------------------------------
*Less than one percent.

(1)  See  Note  1  under  "Security Ownership of Certain Beneficial  Owners  and
 Management".  Mr.  Stanley H. Durwood beneficially owns 250  shares  of  AMCE's
 Common  Stock  (including  100  shares owned by  his  wife,  Mrs.  Mary  Pamela
 Durwood) and options that are presently exercisable to acquire 237,500 shares of AMCE's Common Stock, over which he has sole voting and investment power, which constitute 1.2% of the outstanding shares of such class.

(2)  Includes shares subject to presently exercisable options to purchase Common
 Stock under AMCE's 1983 and 1984 Stock Option Plans and the 1994 Stock Option and Incentive Plan, as follows: Mr. Stanley H. Durwood - 237,500 shares;
 Mr.  Peter C. Brown - 284,000 shares; Mr. Philip M. Singleton - 233,600 shares;
 Mr. Richard T. Walsh - 29,500 shares; Mr. Richard M. Fay - 2,250 shares; and all Executive Officers as a group - 841,600 shares.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC and the American and Pacific Stock Exchanges. Executive Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 1999 its Executive Officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements.

ITEM 13.  Certain Relationships and Related Transactions.
     Since their formation and until August 15, 1997, AMCE and AMC were members of an affiliated group of companies (the "DI affiliated group") beneficially owned by Mr. Stanley H. Durwood and members of his family. Prior to the August 15, 1997 Merger of AMCE and DI referred to below, Mr. Stanley H. Durwood was President, Treasurer and the sole Director of DI and Chairman of the Board, Chief Executive Officer and a Director of AMCE and AMC. There have been transactions involving AMCE or its subsidiaries and the DI affiliated group in prior years. AMCE sought to ensure that all transactions with DI or other related parties were fair, reasonable and in the best interests of AMCE. In that regard, the Audit Committee of the Board of Directors of AMCE reviewed all material proposed transactions between AMCE and DI or other related parties to determine that, in their best business judgment, such transactions met that standard. AMCE believes that all transactions described below with DI or other related parties were on terms at least as favorable to AMCE as could have been obtained from an unaffiliated third party. The Audit Committee consists of Messrs. Egan, Grant and Mascotte, none of whom are or were officers or employees of AMCE nor stockholders, directors, officers or employees of DI. Set forth below is a description of significant transactions which have occurred since
April 3, 1998 or involve receivables that remain outstanding as of April 1, 1999.

The Merger
      General. Effective August 15, 1997, AMCE completed the Merger with its majority stockholder, DI. In connection with the Merger, 2,641,951 shares of AMCE's Common Stock and 11,157,000 shares of AMCE's Class B Stock owned by DI were canceled and AMCE issued 8,783,289 shares of its Common Stock and 5,015,657 shares of its Class B Stock to the DI stockholders. The Merger was accounted for as a corporate reorganization and the recorded balances for consolidated assets, liabilities, total stockholders' equity and results of operations were not affected.

      Mr. Stanley H. Durwood has agreed to indemnify AMCE for all losses resulting from any breach by DI of the Merger Agreement or resulting from any liability of DI and for all taxes attributable to DI prior to the effective time of the Merger and all losses in connection therewith.

      As promptly as practicable after March 31, 2000, AMCE will pay Mr. Stanley
H. Durwood an amount equal to any credit amounts which have not been used to offset various of his obligations to AMCE under the Stock Agreement, the
Indemnification Agreement and the Registration Agreement, as such terms are defined below. If such benefits are realized after such date, the related credit amounts will be paid to Mr. Stanley H. Durwood when they are realized. See "The Indemnification Agreement"; "The Stock Agreement" and "The Registration Agreement; Secondary Offering".

      For a period for three years after the Merger, the Durwood Children have agreed to give an irrevocable proxy to the Secretary and each Assistant Secretary of AMCE to vote their shares of Common Stock in the election of directors for each candidate in the same proportionate manner as the aggregate votes cast in such elections by other holders of Common Stock not affiliated with AMCE, its directors and officers. See "The Stock Agreement".

     The Registration Agreement; Secondary Offering. As a condition to the Merger, AMCE and the Durwood Family Stockholders entered into a registration agreement (the "Registration Agreement") pursuant to which the Durwood Family Stockholders agreed to sell at least 3,000,000 shares of Common Stock in a registered secondary offering, not more than twelve months and not less than six months after the Merger. A registered secondary offering of 3,300,000 shares was completed on August 11, 1998. AMCE's expenses in the offering were approximately $698,356, which expenses have been reimbursed to AMCE by Delta Properties, Inc. ("Delta"), a former subsidiary of DI.

     The Indemnification Agreement. In connection with the Merger, the Durwood Family Stockholders and Delta entered into an agreement (the "Indemnification Agreement") agreeing to indemnify AMCE from certain losses and expenses. Pursuant to this agreement, (i) Mr. Stanley H. Durwood agreed to indemnify AMCE from losses resulting from any breach by DI of its representations, warranties and covenants in the Merger Agreement or based upon any liability of DI and for any taxes (or losses incurred by AMCE in connection therewith) attributable to DI or its subsidiaries for taxable periods prior to the effective time of the Merger, (ii) each of the Durwood Family Stockholders agreed to (severally and not jointly) indemnify AMCE for any losses which it might incur as a result of the breach by such party of certain tax related representations, warranties and covenants made by such party in the Stock Agreement and (iii) subject to certain conditions, Mr. Stanley H. Durwood and Delta agreed to indemnify AMCE from and against all of DI's Merger expenses that were not paid prior to the effective time of the Merger and 50% of AMCE's Merger expenses.

      Mr. Stanley H. Durwood's obligations to AMCE under the Stock Agreement, Registration Agreement and Indemnification Agreement are subject to offset by certain credit amounts resulting from net tax benefits realized by AMCE from the utilization by AMCE of DI's alternative minimum tax credit carryforwards and Missouri operating loss carryforwards. Any credit amount that arises after March 31, 2000 also will be paid promptly to Mr. Stanley H. Durwood. The maximum amount of credit amounts that could be paid Mr. Durwood or could be used to offset his responsibilities to AMCE is approximately $1,100,000, reduced by any amounts utilized on separate DI income tax returns for 1996 and the portion of 1997 prior to the effective time of the Merger.

      In connection with the Merger, the Company has agreed to indemnify the Durwood Children from losses resulting from any breach by the Company of any representation, warranty, covenant or agreement made by it in the Merger Agreement.

     The foregoing indemnification obligations generally will lapse on March 31, 2000.

     The Stock Agreement. As a condition precedent to the Merger, the Durwood Family Stockholders entered into an agreement (the "Stock Agreement") which, for three years, limits the ability of the Durwood Children to deposit shares in a voting trust, solicit proxies, participate in election contests or make a proposal concerning an extraordinary transaction involving AMCE. Under the Stock Agreement, the Durwood Children have also agreed, among other matters, for a period of three years, (i) to grant an irrevocable proxy to the Secretary and each Assistant Secretary of AMCE to vote their shares of Common Stock for each candidate to AMCE's Board of Directors in the same proportion as the aggregate votes cast by all other stockholders not affiliated with AMCE, its directors or officers and (ii) that AMCE will have a right of first refusal with respect to any such shares the Durwood Children wish to sell in a transaction exempt from registration, except for such shares sold in brokers' transactions.

Other Matters
      Pursuant to a program recommended by the Compensation Committee and approved by AMCE's Board of Directors, the Company loaned Mr. Peter C. Brown $5,625,000 to purchase 375,000 shares of AMCE's Common Stock. Mr. Brown purchased such shares on August 11, 1998. Under such program AMCE also loaned Mr. Philip M. Singleton $3,765,000 to purchase 250,000 shares of AMCE's Common Stock. Mr. Singleton purchased such shares from September 11 to September 15, 1998 and unused proceeds of $811,000 were repaid to AMCE leaving a remaining unpaid principal balance of $2,954,000.

      Such loans are unsecured and bear interest at a rate at least equal to the applicable federal rate prescribed by Section 1274 (d) of the Code in effect on the date of such loan (5.57% per annum for the loans to Messrs. Brown and Singleton). Interest on these loans accrues and is added to principal annually on the anniversary date of such loan, and the full principal amount and all accrued interest is due and payable on the fifth anniversary of such loan. On April 1, 1999, the principal amount of the loan to Mr. Brown was $5,625,000 and the principal amount of the loan to Mr. Singleton was $2,954,000. Accrued interest on the loans as of April 1, 1999 was $296,000.

       Periodically, the Company and DI or Delta reconciled any amounts owed by one company to the other. Charges to the intercompany account have included payments made by the Company on behalf of DI or Delta. The largest balance owed by DI or Delta to the Company during fiscal 1999 was $698,356 owed by Delta. As of April 1, 1999, Delta had reduced the intercompany account balance to zero.

      Ms. Marjorie D. Grant, a Vice President of AMC and the sister of Mr. Stanley H. Durwood, has an employment agreement with AMCE providing for an annual base salary of no less than $110,000, an automobile and, at the sole discretion of the Chief Executive Officer of AMCE, a year-end bonus. Ms. Grant's current annual base salary is $110,000. Ms. Grant's employment agreement, executed July 1, 1996, terminates on June 30, 1999, or upon her death or disability. The agreement provides that in the event Mr. Stanley H. Durwood fails to control the management of AMCE by reason of its sale, merger or consolidation, or because of his death or disability, or for any other reason, then AMCE and Ms. Grant would each have the option to terminate the agreement. In such event, AMCE would pay to Ms. Grant in cash a sum equal to the aggregate cash compensation, exclusive of bonus, to the end of the term of her employment under the agreement, after discounting such amount to its then present value using a discount rate equal to the prime rate of interest published in The Wall Street Journal on the date of termination. The aggregate amount payable under the employment agreement, assuming termination by reason of a change of control and payment in a lump sum as of April 1, 1999, was approximately $27,000.

      Since July 1992, Mr. Jeffery W. Journagan, a son-in-law of Mr. Stanley H. Durwood, has been employed by a subsidiary of AMCE. Mr. Journagan's current salary is approximately $100,000 and he received a bonus for fiscal 1999 in the amount of $26,855.

      During fiscal 1999, the Company retained Polsinelli, White, Vardeman & Shalton, P.C., to provide certain legal services to a subsidiary of AMCE. Mr. Vardeman, who is a director of AMCE, was a director, officer and shareholder of that firm until his retirement from such firm in November 1997.

     During fiscal 1998, the Company sold the real estate assets associated with 13 megaplexes to Entertainment Properties Trust ("EPT"), a real estate investment trust, for an aggregate purchase price of $283,800,000. The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The Company leases three additional theatres from EPT under the same terms as those included in the Sale and Lease Back Transaction. Annual rentals for these three theatres are based on an estimated fair value of $77,500,000 for the theatres. The Company has granted an option to EPT to acquire a theatre for the cost to the Company of developing and constructing such property. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the
Company the real estate assets associated with any theatre and related entertainment property owned or ground-leased by the Company, exercisable upon
the  Company's intended disposition of such property.        Mr. Peter C. Brown,
Co-Chairman of the Board, President and Chief Financial Officer of AMCE is also the Chairman of the Board of Trustees of EPT.

      For a description of certain employment agreements between the Company and Messrs. Stanley H. Durwood, Peter C. Brown, Philip M. Singleton, Richard T. Walsh and Richard M. Fay, see "Employment Contracts, Termination of Employment and Change in Control Arrangements."


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)The following financial statements are included in Part II, Item 8.:
                                                                    Page
                                                                   -----

     Report of Independent Accountants                               28
     Consolidated Statements of Operations - Fiscal
         years (52/53 weeks) ended April 1, 1999,
         April 2, 1998 and  April 3, 1997                            29
     Consolidated Balance Sheets - April 1, 1999
         and April 2, 1998                                           30
     Consolidated Statements of Cash Flows - Fiscal
         years (52/53 weeks) ended April 1, 1999,
         April 2, 1998 and April 3, 1997                             31
     Consolidated Statements of Stockholders'
         Equity - Fiscal years (52/53 weeks) ended
         April 1, 1999, April 2, 1998 and April 3, 1997              32
     Notes to Consolidated Financial Statements - Fiscal
         years (52/53 weeks) ended April 1, 1999,
         April 2, 1998 and April 3, 1997                             33
     Statements of Operations By Quarter (Unaudited) - Fiscal
         years (52 weeks) ended April 1, 1999
         and April 2, 1998                                           49


(a)(2)    Financial Statement Schedules - Not applicable.

(b)  Reports on Form 8-K

     On March 25, 1999, the Company filed a Form 8-K reporting under Item 5 announcing the execution of the Third Amendment, dated March 15, 1999 to the Company's Amended and Restated Credit Agreement dated as of April 10, 1997.

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

                              AMC ENTERTAINMENT INC.

                              By:  /s/ Peter C. Brown
                                   -------------------------
                                   Peter C. Brown, Co-Chairman of the Board


                              Date:    June 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Peter C. Brown    Co-Chairman of the Board, President,    June 25, 1999
-----------------------
  Peter C. Brown       Chief Financial Officer and Director

/s/  Charles J. Egan, Jr.  Director                           June 25, 1999
-------------------------
  Charles J. Egan, Jr.


/s/  William T. Grant, II  Director                           June 25, 1999
----------------------------
  William T. Grant, II


/s/  John P. Mascotte      Director                           June 25, 1999
---------------------
  John P. Mascotte


/s/  Paul E. Vardeman      Director                           June 25, 1999
----------------------------
  Paul E. Vardeman


/s/  Philip M. Singleton   Executive Vice President, Chief    June 25, 1999
----------------------------
  Philip M. Singleton      Operating Officer and Director


/s/  Richard L. Obert      Senior Vice President - Chief      June 25, 1999
----------------------------
  Richard L. Obert         Accounting Officer

EXHIBIT INDEX


EXHIBIT NUMBER DESCRIPTION
--------------  ------------------

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

   4.1(b) Second Amendment, dated January 16, 1998, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by Reference from Exhibit 4.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1,
                1998).

   4.1(c) Third Amendment, dated March 15, 1999, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by reference from Exhibit 4 to the Company's Form 8-K (File No. 1-
                8747) dated March 25, 1999).

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

 4.3 Indenture, dated January 27, 1999, respecting AMC Entertainment Inc's 9 1/2% Senior Subordinated Notes due 2011 (Incorporated by reference from Exhibit 4.3 to the company's 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

 4.4 Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordanted Notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company's 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

   4.5 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

  10.1 AMC Entertainment Inc. 1983 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to AMCE's Form S-1 (File No. 2-84675) filed June 22, 1983).

  10.2          AMC   Entertainment  Inc.  1984  Employee  Stock  Purchase  Plan
                (Incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 (File No. 2-97523) filed July 3, 1984).

  10.3(a)       AMC   Entertainment  Inc.  1984  Employee  Stock   Option   Plan
                (Incorporated by reference from Exhibit 28.1 to AMCE's S-8 and S-3 (File No. 2-97522) filed July 3, 1984).

  10.3 (b) AMC Entertainment Inc. 1994 Stock Option and Incentive Plan, as amended (Incorporated by reference from Exhibit 10.5 to AMCE's Form 10-Q (File No. 1-8747) for the quarter ended December 31,
                1998).

  10.3 (c) Form of Non-Qualified (NON-ISO) Stock Option Agreement (Incorporated by reference from Exhibit 10.2 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended December 26,
                1996).

  10.4 American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.5 (a) Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.7 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.5(b) AMC Supplemental Executive Retirement Plan dated January 1,1994 (Incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 30,
                1995).

  10.6          Employment  Agreement  between American Multi-Cinema,  Inc.  and
                Philip  M.  Singleton  (Incorporated by reference  from  Exhibit
                10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

  10.7 Employment Agreement between American Multi-Cinema, Inc. and Peter C. Brown (Incorporated by reference from Exhibit 10.2 to to the Company's Form 10-Q (File No.1-8747) for the quarter ended December 31, 1998).

  10.8          Disability   Compensation  Provisions  respecting   Stanley   H.
                Durwood (Incorporated by reference from Exhibit 10.12 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.9          Executive   Medical  Expense  Reimbursement   and   Supplemental
                Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991 (Incorporated by reference from Exhibit 10.13 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.10         Division   Operations   Incentive   Program   (incorporated   by
                reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.11 Partnership Interest Purchase Agreement dated May 28, 1993, among Exhibition Enterprises Partnership, Cinema Enterprises, Inc., Cinema Enterprises II, Inc., American Multi-Cinema, Inc., TPI Entertainment, Inc. and TPI Enterprises, Inc. (Incorporated by reference from Exhibit 10.29 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.12 Mutual Release and Indemnification Agreement dated May 28, 1993, among Exhibition Enterprises Partnership, Cinema Enterprises, Inc., American Multi-Cinema, Inc., TPI Entertainment, Inc. and TPI Enterprises, Inc. (Incorporated by reference from Exhibit 10.30 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.13 Assignment and Assumption Agreement between Cinema Enterprises II, Inc. and TPI Entertainment, Inc. (Incorporated by reference from Exhibit 10.31 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.14 Confidentiality Agreement dated May 28, 1993, among TPI Entertainment, Inc., TPI Enterprises, Inc., Exhibition Enterprises Partnership, Cinema Enterprises, Inc., Cinema Enterprises II, Inc. and American Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.32 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1,
                1993).

  10.15 Termination Agreement dated May 28, 1993, among TPI Entertainment, Inc., TPI Enterprises, Inc. Exhibition Enterprises Partnership, American Multi-Cinema, Inc., Cinema Enterprises, Inc., AMC Entertainment Inc., Durwood, Inc., Stanley H. Durwood and Edward D. Durwood (Incorporated by reference from Exhibit 10.33 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.16 Promissory Note dated June 16, 1993, made by Thomas L. Velde and Katherine G. Terwilliger, husband and wife, payable to American Multi-Cinema, Inc. (Incorporated by reference from
                Exhibit 10.34 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1, 1993).

  10.17 Second Mortgage dated June 16, 1993, among Thomas L. Velde, Katherine G. Terwilliger and American Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.35 to AMCE's Form 10-K (File No. 1-8747) for the fiscal year ended April 1,
                1993).

  10.18 Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).

  10.19 AMC Non-Qualified Deferred Compensation Plans (Incorporated by reference from Exhibit 10.37 to Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994).

  10.20 Employment Agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Stanley H. Durwood (Incorporated by reference from Exhibit 10.32 to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 28, 1996).

  10.21         Real  Estate  Contract dated November 1, 1995 among  Richard  M.
                Fay, Mary B. Fay and American Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.33 to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 28, 1996).

  10.22 American Multi-Cinema, Inc. Retirement Enhancement Plan (Incorporated by reference from Exhibit 10.26 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

  10.23 Employment Agreement between American Multi-Cinema, Inc. and Richard M. Fay (Incorporated by reference from Exhibit 10.3 to AMCE's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

  10.24 American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

  10.25         Limited  Partnership  Agreement of Planet Movies  Company,  L.P.
                dated  October  17,  1997.   (Incorporated  by  reference   from
                Exhibit 10.25 to the Company's Form 10-K (file No. 1-8747) for the fiscal year ended April 2, 1998).

   10.26 Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

   10.27 Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

   10.28 Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment, Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)

10.29 Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9,
                1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30, Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30 and Hampton Town Center 24.

10.30 Guaranty of Lease dated November 21, 1997 between AMC Entertainment, Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30, Huebner Oaks 24, First Colony 24, Oak View 24,
                Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30 and Hampton Town Center 24.

10.31 Promissory Note dated August 11, 1998, made by Peter C. Brown, payable to AMC Entertainment Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 1, 1998).

10.32           Promissory  Note  dated September 4, 1998,  made  by  Philip  M.
                Singleton, payable to AMC Entertainment Inc. (Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 1, 1998).

10.33 Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh dated February 1, 1999 (Incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31,
                1998).

10.34 Form of Non-Qualified (Non-ISO) Stock Option Agreement used in November 13, 1998 option grants to Mr. Stanley H. Durwood, Mr. Peter C. Brown and Mr. Philip M. Singleton (Incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

16. Letter regarding change in certifying accountant (Incorporated by reference from Exhibit 19.6 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended July 2, 1992).

 *21.           Subsidiaries of AMC Entertainment Inc.

 *23. Consent of PricewaterhouseCoopers LLP to the use of their report of independent accountants included in Part II, Item 8. of this annual report.

 *27.           Financial Data Schedule


_______
-------

*    Filed herewith


      EXHIBIT 21.
      -----------


      AMC ENTERTAINMENT INC.  AND SUBSIDIARIES
      AMC ENTERTAINMENT INC.
        American Multi-Cinema, Inc.
        AMC Entertainment International, Inc.
           AMC Entertainment International Limited
             AMC Entertainment Espa?a S.A.
             Actividades Multi-Cinemas E Espectaculos, LDA
             AMC Theatres of  U.K., Limited
           AMC De Mexico, S.A., De C.V.
           AMC Europe S.A.
           AMC Theatres of Canada, Inc.
        National Cinema Network, Inc.
        AMC Realty, Inc.
           Centertainment, Inc.
             Centertainment Development, Inc.
             Power & Light District, LLC
             Pavilion Holdings LLC
        AMC License Corp.
        AMCPH Holdings, Inc.
          PMBA Unit (AMC) L.P.



      All subsidiaries are wholly-owned.





      EXHIBIT 23.
      -----------







                     CONSENT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders
 of AMC Entertainment Inc.
Kansas City, Missouri



We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-58129, 2-92048, 2-97522 and 2-97523) of
AMC Entertainment Inc. and subsidiaries of our report dated May 7, 1999 relating to the financial statements, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
June 23, 1999

      EXHIBIT 27
      -----------

      FDS SCHEDULE