Form 10-Q
period 1999-07-01
AMC ENTERTAINMENT INC
filed 1999-08-16
CIK 722077

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

      (Mark One)
      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 1, 1999

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Number of Shares
       Title of Each Class of Common Stock        Outstanding as of
                                                     July 1, 1999

      Common Stock, 66 2/3 cents par value            19,427,098
      Class B Stock, 66 2/3 cents par value            4,041,993

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                    INDEX
                                                           Page Number
                                                           --------

                      PART I  -  FINANCIAL INFORMATION

  Item 1.Financial Statements
         Consolidated Statements of Operations                   3
         Consolidated Balance Sheets                             4
         Consolidated Statements of Cash Flows                   5
         Notes to Consolidated Financial Statements              7

  Item 2.Management's Discussion and Analysis
         of Financial Condition and Results of Operations        9

  Item 3.Quantitative and Qualitative Disclosures
         About Market Risk                                       17


                        PART II  -  OTHER INFORMATION

  Item 1.Legal Proceedings                                       18
  Item 6.Exhibits and Reports on Form 8-K                        20

         Signatures                                              22

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)

                                                             Thirteen
                                                           Weeks Ended
                                                        July 1,   July 2,
                                                         1999      1998
                                                         ----      ----
                                                           (Unaudited)
Revenues
 Admissions                                            $187,882  $155,020
 Concessions                                             83,713    73,817
 Other theatre                                            5,089     4,362
 Other                                                   11,146     7,512
                                                       --------  --------
 Total revenues                                         287,830   240,711
Costs and expenses
 Film exhibition costs                                  109,548    85,208
 Concession costs                                        12,691    11,450
 Theatre operating expense                               67,009    64,107
 Rent                                                    47,877    37,952
 Other                                                   11,965     6,961
 General and administrative                              13,211    13,145
 Preopening expense                                       1,273       385
 Theatre closure expense                                  9,646         -
 Depreciation and amortization                           20,657    20,342
                                                       --------  --------
 Total costs and expenses                               293,877   239,550
                                                       --------  --------
 Operating income (loss)                                 (6,047)    1,161

Other expense (income)
  Interest expense
Corporate borrowings                                     11,628     6,386
Capital lease obligations                                 1,843     2,160
  Investment income                                        (486)     (286)
  Gain on disposition of assets                            (183)   (1,393)
                                                       --------  --------

Loss before income taxes and cumulative
  effect of an accounting change                        (18,849)   (5,706)
Income tax provision                                     (7,700)   (2,650)
                                                       --------  --------

Loss before cumulative effect of an accounting change   (11,149)   (3,056)
Cumulative effect of an accounting change
  (net of income tax benefit of $4,095)                  (5,840)        -
                                                       --------  --------
Net loss                                              $ (16,989)$  (3,056)
                                                       ========  ========
Net loss per share before cumulative effect
  of an accounting change:
 Basic                                                  $ (0.48)$ (0.13)
                                                        --------  --------
Diluted                                                 $ (0.48)$ (0.13)
                                                         ======== ========
Net loss per share:
 Basic                                                  $ (0.72)$ (0.13)
                                                       ========  ========
 Diluted                                                $ (0.72)$ (0.13)
                                                       ========  ========
               See Notes to Consolidated Financial Statements.

                           AMC ENTERTAINMENT INC.
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)
                                                       July 1,  April 1,
                                                         1999     1999
                                                         ----     ----
                                                          (Unaudited)
                                   ASSETS
Current assets:
 Cash and equivalents                                $ 13,104 $  13,239
 Receivables, net of allowance for doubtful
  accounts of $610 as of July 1, 1999 and
  $540 as of April 1, 1999                             25,231    18,325
 Reimbursable construction advances                    19,928    22,317
 Other current assets                                  45,076    48,707
                                                     --------   --------
  Total current assets                                103,339   102,588
Property, net                                         783,650   726,025
Intangible assets, net                                 18,920    18,723
Other long-term assets                                125,242   128,394
                                                     ---------   -------
  Total assets                                     $1,031,151  $975,730
                                                     ========  ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 72,920 $  69,381
 Construction payables                                 13,420    24,354
 Accrued expenses and other liabilities               109,674    77,304
 Current maturities of corporate borrowings and
   capital lease obligations                           17,209    18,017
                                                     ---------  -------
  Total current liabilities                           213,223   189,056
Corporate borrowings                                  589,060   547,045
Capital lease obligations                              41,716    44,558
Other long-term liabilities                            90,493    79,606
                                                     ---------   -------
  Total liabilities                                   934,492   860,265
Stockholders' equity:
  Common Stock, 66 2/3 par value; 19,447,598
shares  issued as of July 1, 1999 and
 April 1, 1999                                         12,965    12,965
  Convertible Class B Stock, 66 2/3 par value;
 4,041,993 shares issued and outstanding as
 of July 1, 1999 and April 1, 1999                      2,695     2,695
  Additional paid-in capital                          106,713   106,713
  Accumulated other comprehensive income               (4,388)   (2,690)
  Retained earnings (deficit)                         (11,963)    5,026
                                                     ---------   -------
                                                      106,022   124,709
  Less:
   Employee notes for Common Stock purchases            8,994     8,875
   Common Stock in treasury, at cost, 20,500 shares
 as of July 1, 1999 and April 1, 1999                     369       369
                                                         ----      ----
  Total stockholders' equity                           96,659   115,465
                                                     --------   --------
  Total liabilities and stockholders' equity       $1,031,151  $975,730
                                                     =========  =======

               See Notes to Consolidated Financial Statements.

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands, except per share data)
                                                             Thirteen
                                                           Weeks Ended
                                                        July 1,    July 2,
                                                         1999       1998
                                                         ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)

Cash flows from operating activities:
  Net loss                                           $ (16,989)   $(3,056)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
Depreciation and amortization                           20,657     20,342
Deferred income taxes                                   (5,028)         -
Gain on disposition of long-term assets                   (183)    (1,393)
Cumulative effect of an accounting change                5,840          -
Change in assets and liabilities:
   Receivables                                          (6,906)    (2,800)
   Other current assets                                  3,631     (3,461)
   Accounts payable                                     (5,162)     9,238
   Accrued expenses and other liabilities               23,850      7,391
   Liabilities for theatre closure                       7,802         -
Other, net                                                  51        155
                                                      --------   --------
 Net cash provided by operating activities              27,563     26,416
                                                      --------   --------
Cash flows from investing activities:
 Capital expenditures                                  (79,311)   (63,082)
 Net change in reimbursable construction advances        2,389     32,917
 Proceeds from disposition of long-term assets           3,528      8,354
 Other, net                                              6,611     (2,463)
                                                      --------   --------
  Net cash used in investing activities                (66,783)   (24,274)
                                                      --------   --------
Cash flows from financing activities:
  Net borrowings under revolving Credit Facility        42,000     26,500
  Principal payments under capital lease obligations      (886)    (1,049)
  Change in cash overdrafts                              8,701      4,212
  Change in construction payables                      (10,934)    (7,148)
  Other, net                                                 -        (98)
                                                      --------   --------
  Net cash provided by financing activities             38,881     22,417
                                                      --------   --------
  Effect of exchange rate changes on cash
 and equivalents                                           204        327
                                                      --------   --------
Net increase (decrease) in cash and equivalents 	         (135)    24,886
                                                      --------   --------
Cash and equivalents at beginning of period             13,239      9,881
                                                      --------   --------
Cash and equivalents at end of period                $  13,104  $  34,767
                                                      ========   ========

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                                             Thirteen
                                                           Weeks Ended
                                                       July 1,    July 2,
                                                         1999      1998
                                                         ----      ----
                                                           (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest (net of amounts capitalized
   of $2,122 and $1,509)                            $  4,520     $  5,118
Income taxes paid (refunded)                          (7,821)       2,146


               See Notes to Consolidated Financial Statements.

                   AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JULY 1, 1999
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout the United States and in Japan, Portugal, Spain, China (Hong
Kong) and Canada. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc. ("NCN"), and in various real estate pre-development activities and miscellaneous ventures through other wholly-owned subsidiaries.

      The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended April 1, 1999. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended July 1, 1999 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 30, 2000.

      The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   Thirteen Weeks Ended
                                                   July 1,      July 2,
                                                    1999         1998
                                                    ----         ----
                                       (in thousands, except per share data)

Numerator:
Loss before cumulative effect of an
 accounting change for basic and diluted
 earnings per share				                        	  $(11,149)   	$(3,056)
                                                  ========        ========

Denominator:
 Shares for basic and diluted earnings
  per share - average shares outstanding            23,469         23,105
                                                  ========       ========

Basic earnings per share before cumulative
   effect of an accounting change                 $   (.48)      $   (.13)
                                                  ========       ========
Diluted earnings per share before cumulative
   effect of an accounting change                 $   (.48)      $   (.13)
                                                  ========       ========

      During the thirteen weeks ended July 1, 1999 and July 2, 1998, shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.


NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                   Thirteen Weeks Ended
                                                    July 1,       July 2,
                                                      1999         1998
                                                      ----         ----
                                                      (in thousands)

Net loss                                      $  (16,989)    $  (3,056)
Foreign currency translation adjustment           (1,698)           76
                                                 --------     --------

Comprehensive income                          $  (18,687)    $  (2,980)
                                                 ========      ========

NOTE 4 - ACCOUNTING FOR START-UP ACTIVITIES

     On April 2, 1999, the Company adopted Statement of Position 98-5 ("SOP-98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires start-up activities to be expensed when incurred. The Company's practice had been to capitalize such costs and amortize them over a two-year period. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's results of operations for the thirteen weeks ended July 1, 1999 of $5,840,000 (net of income tax benefit of $4,095,000) or $.24 per share.

NOTE 5 - OPERATING SEGMENTS

Information about the Company's operations by operating segment is as follows:


                                      Thirteen Weeks Ended
Revenues         			              July 1, 1999    July 2, 1998
                                      --------       --------
                                            (in thousands)
U.S. theatrical exhibition            $263,005        $226,368
International theatrical exhibition     13,679           6,831
On-screen advertising                   11,012           7,476
Other (1)                                  134              36
                                      --------        --------
Total revenues                        $287,830        $240,711
                                      ========        ========

                                      Thirteen Weeks Ended
Adjusted EBITDA (2) 	           		July 1, 1999    July 2, 1998
                                   --------           --------
                                            (in thousands)
U.S. theatrical exhibition            $ 40,900        $ 33,691
International theatrical exhibition     (1,341)            791
On-screen advertising                     (306)          1,041
Other (1)                                 (513)           (490)
                                       --------        --------
Total segment Adjusted EBITDA           38,740          35,033
General and administrative              13,211          13,145
                                      --------        --------
Total Adjusted EBITDA                 $ 25,529        $ 21,888
                                      ========         ========



                                      Thirteen Weeks Ended
Property                      				 July 1, 1999   July 2, 1998
                                      --------        --------
                                           (in thousands)
U.S. theatrical exhibition            $922,282        $793,665
International theatrical exhibition     80,558          17,431
On-screen advertising                   11,733           9,915
                                      --------        --------
Total segment property               1,014,573         821,011
Construction in progress               118,627          91,122
Corporate                               48,939          32,280
                                      --------        --------
Total property (3)                  $1,182,139        $944,413
                                      ========        ========

 (1) Other amounts are comprised primarily of real estate activities and othe r miscellaneous ventures.
 (2)Represents earnings before interest, income taxes, depreciation and amortiza tion and adjusted for, preopening expense, theatre closure expense, gain on disposition of assets, equity in earnings of unconsolidated affiliates and cumulative effect of an accounting change.
  (3) Property is comprised of land, buildings and improvements, leasehold imp rovements and furniture, fixtures and equipment.

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

Operating Results

      Set forth in the table below is a summary of revenues, cost and expenses, general and administrative, and depreciation and amortization expenses attributable to the Company's U.S. and international theatrical exhibition operations and the Company's on-screen advertising and other businesses.

                                    Thirteen Weeks Ended
                                    July 1,      July 2,
                                      1999         1998        % Change
                                      ----          ----          ----
                                   (dollars in thousands)
Revenues
U.S. theatrical exhibition
  Admissions                      $177,155      $149,469          18.5%
  Concessions                       81,116        72,581          11.8
  Other theatre                      4,734         4,318           9.6
                                  --------      --------        --------
                                   263,005       226,368          16.2
International theatrical exhibition
  Admissions                        10,727         5,551          93.2
  Concessions                        2,597         1,236            *
  Other theatre                        355            44            *
                                  --------      --------        --------
                                    13,679         6,831            *
Other                               11,146         7,512          48.4
                                  --------      --------        --------
     Total revenues               $287,830      $240,711          19.6%
                                  ========      ========        ========
Costs and Expenses
 U.S. theatrical exhibition
  Film exhibition costs           $104,085     $  82,330          26.4%
  Concession costs                  12,004        11,071           8.4
  Theatre operating expense         62,535        62,635          (0.2)
  Rent                              43,481        36,641          18.7
  Preopening expense                   565           385          46.8
  Theatre closure expense            9,646             -
                                  --------      --------       --------
                                   232,316       193,062          20.3
International theatrical exhibition
  Film exhibition costs              5,463         2,878          89.8
  Concession costs                     687           379          81.3
  Theatre operating expense          4,474         1,472            *
  Rent                               4,396         1,311            *
     Preopening expense                708             -
                                  --------     --------         --------
                                    15,728         6,040 		         *

Other                               11,965         6,961          71.9
General and administrative          13,211        13,145            .5
Depreciation and amortization       20,657        20,342           1.5%
                                   --------      -------         --------
     Total costs and expenses     $293,877      $239,550          22.7%
                                  --------      --------          --------
*Percentage change in excess of 100%.

Thirteen weeks ended July 1, 1999 and July 2, 1998.

      Revenues. Total revenues increased 19.6%, or $47,119,000, during the thirteen weeks ended July 1, 1999 compared to the thirteen weeks ended July 2, 1998.

      U.S. theatrical exhibition revenues increased 16.2%, or $36,637,000, from the prior year. Admissions revenues increased 18.5%, or $27,686,000, due to a 13.8% increase in average ticket price, which contributed
$21,506,000 of the increase, and a 4.1% increase in attendance, which contributed $6,180,000 of the increase. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 10 new megaplexes with 238 screens since July 2, 1998, and a 6.7% increase in attendance at comparable megaplexes (theatres opened before the first quarter of fiscal 1999). Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 15.4% decrease in attendance at comparable multiplexes and the closure or sale of 33 multiplexes with 205 screens since July 2, 1998. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to the first phase of a strategic initiative implemented by the Company during the thirteen weeks ended July 1, 1999 to selectively increase prices at megaplexes and multiplexes and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 11.8%, or $8,535,000, due to a 7.3% increase in average concessions per patron, which contributed $5,534,000 of the increase, and the increase in total attendance, which contributed $3,001,000 of the increase. The increase in average concessions per patron was attributable to the selective price increases discussed above and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     International theatrical exhibition revenues increased $6,848,000 from the prior year. Admissions revenues increased 93.2%, or $5,176,000, due primarily to an increase in attendance from the addition of a 24-screen megaplex in Spain, a 16-screen megaplex in Japan, an 11-screen megaplex in China (Hong Kong) and three new megaplexes with a total of 74 screens in Canada since July 2, 1998. Attendance at the Company's two comparable international megaplexes decreased 20.4% for the thirteen weeks ended July 1, 1999 compared to the thirteen weeks ended July 2, 1998 due primarily to higher than normal attendance for Titanic during the thirteen weeks ended July 2, 1998. Concession revenues increased $1,361,000 due primarily to the increase in total attendance. International theatrical exhibition revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      Other revenues increased 48.4%, or $3,634,000, from the prior year due primarily to a new on-film advertising program at the Company's on-screen advertising business which began running during the thirteen weeks ended April 1, 1999.

      Costs and expenses. Total costs and expenses increased 22.7%, or $54,327,000, during the thirteen weeks ended July 1, 1999 compared to the thirteen weeks ended July 2, 1998.

      U.S. theatrical exhibition costs and expenses increased 20.3%, or $39,254,000, from the prior year. Film exhibition costs increased 26.4%, or $21,755,000, due to higher attendance, which contributed $15,250,000 of the increase, and an increase in the percentage of admissions paid to film distributors, which increased film exhibition costs by $6,505,000. As a percentage of admissions revenues, film exhibition costs were 58.3% in the current year as compared with 55.0% in the prior year. The increase in film exhibition costs as a percentage of admissions revenues was primarily due to Star Wars Episode I: The Phantom Menace, a film whose audience appeal led to higher than normal film rental terms. The Company anticipates that film exhibition costs as a percentage of admissions revenues will be more comparable to the prior year as admissions revenues on this film decline as a percentage of total admissions revenues. Concession costs increased 8.4%, or $933,000, due to the increase in concessions revenues, which contributed $1,302,000 of the increase, offset by a decrease in concession costs as a percentage of concessions revenues, which produced a decrease in concession costs of $369,000. As a percentage of concessions revenues, concession costs were 14.8% in the current year compared with 15.2% in the prior year. Theatre operating expense was comparable with the prior year. Rent expense increased 18.7%, or $6,840,000, due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the thirteen weeks ended July 1, 1999, the Company incurred $9,646,000 of theatre closure expense related to the closure of 19 multiplexes with 131 screens. These expenses are primarily comprised of expected payments to landlords to terminate leases. The Company anticipates that it will incur approximately $15 million of costs related to the closure of approximately 40 multiplexes with 270 screens in fiscal 2000.

      International theatrical exhibition costs and expenses increased $9,688,000 from the prior year. Film exhibition costs increased 89.8%, or $2,585,000, due to higher attendance, offset by a decrease in the percentage of admissions paid to film distributors. Rent expense increased $3,085,000 and theatre operating expense increased $3,002,000 from the prior year, primarily due to the increased number of international screens in operation. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      Other costs and expenses increased 71.9%, or $5,004,000, due primarily to an increase in fixed costs associated with the on-film advertising
program  at  the  Company's  on-screen advertising  business.   The  Company
anticipates that these fixed costs as a percentage of related on-film advertising revenues will decline as the on-film advertising program continues to grow.

      General and administrative expenses increased .5%, or $66,000, during the thirteen weeks ended July 1, 1999 as compared with the thirteen weeks ended July 2, 1998. As a percentage of total revenues, general and administrative expenses declined from 5.5% in the prior year to 4.6% in the current year.

      Depreciation and amortization increased 1.5%, or $315,000, during the thirteen weeks ended July 1, 1999. This increase was primarily caused by an increase in depreciation of $2,275,000 related to the Company's new theatres, which was partially offset by a $2,003,000 decrease in amortization due to a change in accounting for start-up activities.

      Interest Expense. Interest expense increased 57.6%, or $4,925,000, during the thirteen weeks ended July 1, 1999 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates. The increase in interest rates was primarily due to the issuance of $225,000,000 of 9 1/2% Senior Subordinated Notes due 2011 on January 27, 1999.

      Gain on Disposition of Assets. Gain on disposition of assets decreased $1,210,000 from a gain of $1,393,000 in the prior year to a gain of $183,000 during the current year. The prior year results include the sales of real estate associated with two of the Company's multiplexes. Current year results include the sale of a real estate property held for investment.

      Income Tax Provision. The provision for income taxes decreased $5,050,000 to a benefit of $7,700,000 during the current year from a benefit of $2,650,000 in the prior year. The effective tax rate was 40.9% for the current year compared to 46.4% for the previous year. The Company adjusts its expected annual effective tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses.

      Net Earnings. Net earnings decreased by $13,933,000 during the thirteen weeks ended July 1, 1999 to a loss of $16,989,000 from a loss of $3,056,000 in the prior year. Net loss per share was $.72 compared to a loss of $.13 in the prior year. Current year results include the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000), which reduced earnings per share by $.24 for the thirteen weeks ended July 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $27,563,000 and $26,416,000 for the thirteen weeks ended July 1, 1999 and July 2, 1998, respectively.

      The Company continues to expand its U.S. theatre circuit and enter select international markets. During the current fiscal year, the Company opened 2 megaplexes with 54 screens (including one megaplex with 30 screens in Canada) and began operating one theatre with 30 screens pursuant to a joint venture agreement. In addition, the Company closed 20 multiplexes with 135 screens and returned 3 screens to the landlord of an existing megaplex for conversion to alternative use, resulting in a circuit total of 63 megaplexes with 1,416 screens and 153 multiplexes with 1,265 screens as of July 1, 1999.

      The  costs  of  constructing new theatres are funded  by  the  Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During the thirteen weeks ended July 1, 1999, one new theatre with 30 screens was leased from developers. Typically, the Company owns and pays for the equipment necessary to fixture a theatre. As of July 1, 1999, the Company had construction in progress of $118,627,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $19,928,000. The Company had 15 megaplexes with 337 screens under construction on July 1, 1999 (including 5 megaplexes with 110 screens in international markets). During the thirteen weeks ended July 1, 1999, the Company had capital expenditures of $79,311,000.

      The Company expects that the net cash requirements for capital expenditures in fiscal year 2000 will approximate $225 million. Included in these amounts are projections of capital expenditures which are reduced by expected proceeds from the sale of real estate assets which the Company plans to place into sale and leaseback or other comparable financing programs and expected reimbursements from developers.

      The Company's $425 million revolving credit facility (the "Credit Facility") permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50
million on December 31, 2003. The total commitment under the Credit Facility is $425 million, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of July 1, 1999, the Company had outstanding borrowings of $165,000,000 under the Credit Facility at an average interest rate of 6.8% per annum, and approximately $155,000,000 was available for borrowing under the Credit Facility.

     Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of July 1, 1999, the Company was in compliance with all financial covenants relating to the Credit Facility.

     The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and lease back transactions, expected reimbursements from developers and the available commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next 12 months.

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

     Based on the weighting methodology described above, the Company has assessed 100% of its corporate IT systems and as of July 1, 1999 has renovated 94% of those systems that require renovation as a result of the Year 2000 issue. Of the renovated systems, 70% have been tested, verified and implemented on a company-wide basis. In the aggregate, as of July 1, 1999, 79% of the Company's corporate IT systems have been tested and verified as being Year 2000 ready. The percentage of corporate IT systems that have been tested and verified as being Year 2000 ready assumes that a significant component of commercial-off-the-shelf software, the recently installed Oracle financial applications, is Year 2000 ready. This system was warranted to be Year 2000 ready when purchased. Although the Company has plans to test and verify the Oracle financial applications to validate that the implementation is in fact Year 2000 ready, it does not believe that it has a significant risk with respect to the Oracle financial applications.

     Based on the weighting methodology described above, the Company has assessed 100% of its theatre IT systems and as of July 1, 1999 has renovated 89% of those systems that require renovation as a result of the Year 2000 issue. Of the renovated systems, 4% have been tested, verified and implemented on a company-wide basis. In the aggregate, as of July 1, 1999, 90% of the Company's theatre IT systems have been tested and verified as being Year 2000 ready.

     Overall, the Company has assessed its Plan with respect to IT systems as being 80% complete as of July 1, 1999. Although, no assurance can be given, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its internal IT systems.

      Non-IT Systems. The Company's non-IT systems are in the final stages of assessment. Based on budgeted and expended personnel hours, assessment of critical non-IT systems was approximately 99% complete as of July 1, 1999. Testing of individual non-IT systems and resultant remediation efforts have begun. The Company's revised goal is to complete testing and remediation of critical individual systems by August 31, 1999, and to complete testing and remediation of critical systems on an integrated basis by October 30, 1999.

      Third Parties. The Company is in the process of identifying and assessing potential Year 2000 readiness risks associated with its outside business partners. Based upon budgeted and expended personnel hours, the inventory of the Company's business partners was complete as of April 1, 1999. Material business partners have been contacted by the Company. Evaluation of material business partners' responses and their state of Year 2000 readiness was underway and ongoing as of July 1, 1999. The Company's revised goals are to complete and approve contingency plans for non-ready material partners by August 31, 1999.

      Contingency Planning. Although the Company presently does not have all contingency plans in place to address the possibility that either it or its material business partners may not be Year 2000 ready, it has an ongoing process to develop such plans as the results of systems testing and remediation and the status of business partners' Year 2000 readiness become known.

      The Company's revised goals are to complete and approve contingency plans for critical systems and material business partners by August 31, 1999. Changes to such contingency plans will be implemented as necessary in response to additional data gathered via testing, remediation, and business partner contacts.

      Costs. Although a definitive estimate of costs associated with required modifications to address the Year 2000 issue cannot be made until the Company has at least completed the assessment phase of its Plan, presently  management  does not expect such costs  to  be  material  to  the
Company's results of operations, liquidity or financial condition. The total amount expended from July 1, 1996 through July 30, 1999 was approximately $500,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $800,000, primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the IT budget.

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

Euro Conversion

      A single currency called the euro was introduced in Europe in January 1, 1999. Certain member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002, with the legacy currencies being completely removed from circulation on July 1, 2002. During this transition period, parties may pay for items using either the euro or a participating country's legacy currency.

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

New Accounting Pronouncements

      During fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal years beginning after June 15, 2000. The statement will become effective for the Company in fiscal 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Other

      A subsidiary of the Company is involved with the pre-development of a retail/entertainment district in downtown Kansas City, Missouri known as the "Power & Light District." Under the terms of the subsidiary's agreement with the Tax Increment Financing Commission of Kansas City, Missouri and the City of Kansas City, Missouri, the subsidiary is required to meet certain financial and other conditions in order to receive assistance in financing the project. In the event that the Company is not successful in meeting those requirements, carrying costs related to the project will have to be expensed. Carrying costs related to the project were approximately $3 million as of July 1, 1999.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company is exposed to various market risks including interest rate risk and foreign currency exchange rate risk. The Company does not hold any derivative financial instruments.

      Market  risk  on  variable  rate financial instruments.   The  Company
maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 6.8% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $1.6 million.

      Market risk on fixed-rate financial instruments. Included in long-term debt are $200 million of 9 1/2% Senior Subordinated Notes due 2009 and $225 million of 9 1/2% Senior Subordinated Notes due 2011. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2009 and the Notes due 2011 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2009 and the Notes due 2011.

      Foreign currency exchange rates. The Company currently operates theatres in Portugal, Japan, Spain, China (Hong Kong) and Canada and is currently developing theatres in other international markets. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens comparative translated earnings decrease and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its Japanese and European theatres but instead intends to use them to fund additional expansion. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $0.6 million and $11 million, respectively.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

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

      Two cases, Nonoy Mendoza, et al. v. AMC Entertainment Inc., American Multi-Cinema, Inc., Neil Katcher, Michael Johannes, Susan Navarro, Nancy Garcia, and Matt Quinn filed on July 1, 1999 in the Probate Court of Dallas County, Texas ("Mendoza"), and Mabayoje Erinkitola, et al. v. AMC Entertainment Inc., American Multi-Cinema, Inc., Neil Katcher, Michael Johannes, Susan Navarro, Nancy Garcia, and Matt Quinn filed on July 15, 1999 in the Probate Court of Dallas County, Texas, arise out of the murders of two patrons, Roxanne Mendoza and Foluke Erinkitola, in the parking lot of the Grand Theatre in Dallas, Texas on August 13, 1997. The defendants are being sued on various theories related to allegations of improper or inadequate security. Each complaint seeks the recovery of damages for wrongful death, survival damages and exemplary damages, although neither complaint states specific monetary demands. A plaintiff in the Mendoza lawsuit also seeks abatement of the theatre as a public nuisance. The Company has answered the Mendoza lawsuit and is seeking to remove both cases to federal court.

      A trial date in the Drexler Technology Corp. v. Sony Corp., et al, matter has been set for October 30, 1999.

      Reference is also made to Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1999.

	The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

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
                Restated Credit Agreement dated as of April 10, 1997 (Incorporated by reference from Exhibit 4 to the Company's Form 8-K (File No. 1-8747) dated March 25, 1999).

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

4.3	            Indenture, dated January 27, 1999, respecting AMC
		              Entertainment Inc's 9 1/2% Senior Subordinated Notes due 2011
	         	     (Incorporated by reference from	Exhibit 4.3 to the Company's
	               10-Q (File No. 1-8747) for the quarter ended December 31, 1998.

4.4  	          Registration Rights Agreement, dated January 27, 1999,
               	respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company's 10-Q (file No. 1-8747) for the quarter ended December 31, 1998)

4.5		           In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain  instruments  respecting  long-  term  debt  of  the
                Registrant  have been omitted but will be furnished  to  the
                Commission upon request.

9.1		           Amended   and   Restated1992  Durwood,  Inc.  Voting   Trust
                Agreement dated August 12, 1997.  (Incorporated by reference from Exhibit 99.2 of Schedule 13D filed on July 22, 1999  by
                Raymond F. Beagle, Jr. and Charles J. Egan on behalf of  and as successor trustees of the 1992 Durwood, Inc. Voting Trust dated  December 12, 1992, as amended and restated on  August
                12,  1997,  on  behalf of and as successor trustees  of  the
                Revocable  Trust Agreement dated August 14, 1989 of  Stanley
                H.  Durwood, as amended and restated on May 12, 1999, and as surviving trustees of the Stanley H. Durwood Foundation, and by Charles J. Egan, Jr. as trustee of the Pamela Yax Durwood
                Marital Trust to be created under the Revocable Trust.)

*10.1		         Non-Qualified (Non-ISO) Stock Option Agreement used in  June
                18, 1999 option grants to Mr. Richard M. Fay and Mr. Richard
                T. Walsh.

  *27           Financial Data Schedule


_______

*    Filed herewith

(b)  Reports on Form 8-K

      On July 23, 1999, the Company filed a Form 8-K reporting under Item 1 that as a result of the death of Mr. Stanley H. Durwood, former Co-Chairman and Chief Executive Officer of the Company, a change in control of the Company may be deemed to have occurred.


                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date: August 13, 1999                        /s/ Peter C. Brown
                                             --------------------------
                                             Peter C. Brown
                                             Chairman of the Board,
                                   							   President and Chief Executive
                                             Officer



Date: August 13, 1999                        /s/ Richard L. Obert
                                             -------------------------
                                             Richard L. Obert
                                             Senior Vice President and
                                             Chief Accounting Officer