Form 10-Q
period 1999-09-30
AMC ENTERTAINMENT INC
filed 1999-11-12
CIK 722077

1

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

      (Mark One)
      [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                                   OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from .........  to ...........

      Commission File Number 1-8747

                          AMC ENTERTAINMENT INC.
          (Exact name of registrant as specified in its charter)

         Delaware                                 43-1304369
      (State or other jurisdiction of            (I.R.S.Employer
      incorporation or organization)          Identification No.)

         106 West 14th Street
         P.O. Box 219615
        Kansas City, Missouri                     64121-9615
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
                              Yes x  No
                                  ---   ----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                              Number of Shares
      Title of Each Class of Common Stock       Outstanding as of
      September 30, 1999

      Common Stock, 66 2/3 cents par value            19,427,098
      Class B Stock, 66 2/3 cents par value            4,041,993

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                   INDEX
                                                           Page Number
                                                           -----------

                     PART I  -  FINANCIAL INFORMATION

  Item 1.Financial Statements
         Consolidated Statements of Operations                   3
         Consolidated Balance Sheets                             4
         Consolidated Statements of Cash Flows                   5
         Notes to Consolidated Financial Statements              7

  Item 2.Management's Discussion and Analysis
         of Financial Condition and Results of Operations        11

  Item 3.Quantitative and Qualitative Disclosures
         About Market Risk                                       21


                       PART II  -  OTHER INFORMATION

  Item 1.Legal Proceedings                                       22
  Item 6.Exhibits and Reports on Form 8-K                        24

         Signatures                                              26

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                Thirteen                    Twenty-six
                             Weeks Ended                   Weeks Ended
                        September 30,October 1,    September 30, October 1,
                             1999     1998                1999      1998
                             ----     ----                ----      ----
                             (Unaudited)                   (Unaudited)
Revenues
 Admissions               $219,749 $188,739           $407,631   $343,759
 Concessions                95,499   88,745            179,212    162,562
 Other theatre               6,849    4,689             11,938      9,051
 Other                      11,588    8,023             21,464     14,940
                          -------- --------           --------   --------
Total revenues             333,685  290,196            620,245    530,312
Costs and expenses
 Film exhibition costs     121,545  104,196            231,093    189,404
 Concession costs           14,898   13,693             27,589     25,143
 Theatre operating expense  71,123   65,078            138,132    129,185
 Rent                       48,636   39,450             96,513     77,402
 Other                      11,794    6,997             22,489     13,363
 General and administrative 12,284   14,136             25,495     27,281
 Preopening expense          2,024      388              3,297        773
 Theatre closure expense     2,046    2,801             11,692      2,801
 Restructuring charge       12,000        -             12,000          -
 Depreciation and
   amortization             23,029   21,030             43,686     41,372
                          -------- --------            --------  --------

 Total costs and expenses  319,379  267,769            611,986    506,724
                          --------  --------            --------  --------
 Operating income           14,306   22,427              8,259     23,588
Other expense (income)
  Interest expense
Corporate borrowings        12,530    6,188             24,158     12,574
Capital and financing
   lease obligations         1,871    2,134              3,714      4,294
  Investment (income) loss     386     (365)              (100)      (651)
  (Gain) loss on
    disposition of assets     (144)      35               (327)    (1,358)
                          --------  --------           -------  --------
Earnings (loss) before
   income taxes and cumulative
   effect of an accounting
   change                     (337)  14,435           (19,186)      8,729
Income tax provision          (135)   6,550            (7,835)      3,900
                              --------  --------       --------  --------

Earnings (loss) before
   cumulative effect of an
  accounting change           (202)   7,885           (11,351)      4,829
Cumulative effect of an
  accounting change(net of
  income tax benefit of $4,095)   -       -            (5,840)         -
                              --------  --------      --------    --------
Net earnings (loss)       $   (202) $ 7,885          $(17,191)  $   4,829
                            ======== ========         ========    ========
Net earnings (loss) per share before
 cumulative effect of an accounting change:
 Basic                        $(.01)   $ .34            $  (.48)   $  .21
                           ======== ========             ======== ========

 Diluted                      $(.01)   $ .33            $  (.48)   $  .21
                           ======== ========             ======== ========
Net earnings (loss) per share:
 Basic                        $(.01)   $ .34            $  (.73)   $  .21
                           ======== ========             ======== ========
 Diluted                      $(.01)   $ .33            $  (.73)   $  .21
                           ======== ========             ======= ========
              See Notes to Consolidated Financial Statements.


                          AMC ENTERTAINMENT INC.
                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                                    September 30,April 1,
                                                         1999     1999
                                                         ----     ----
                                                     (Unaudited)
                                  ASSETS
Current assets:
 Cash and equivalents                                $ 10,377$ 13,239
 Receivables, net of allowance for doubtful
   accounts of $713 as of September 30, 1999
   and $540 as of April 1, 1999                        26,184    18,325
 Reimbursable construction advances                    21,183    22,317
 Other current assets                                  44,160    48,707
                                                     --------   --------
  Total current assets                                101,904   102,588
Property, net                                         847,279   726,025
Intangible assets, net                                 17,885    18,723
Other long-term assets                                126,663   128,394
                                                     ---------  -------
  Total assets                                     $1,093,731 $ 975,730
                                                     ========  ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 79,151  $ 69,381
 Construction payables                                 10,955    24,354
 Accrued expenses and other liabilities               100,708    77,304
 Current maturities of capital and financing
  lease obligations                                     3,446    18,017
                                                     ---------   -------
  Total current liabilities                           194,260   189,056
Corporate borrowings                                  651,075   547,045
Capital and financing lease obligations                49,169    44,558
Other long-term liabilities                            98,570    79,606
                                                     ---------   -------
  Total liabilities                                   993,074   860,265
Stockholders' equity:
  Common Stock, 66 2/3 par value; 19,447,598
  Shares issued as of September 30, 1999 and
  April 1, 1999                                        12,965    12,965
  Convertible Class B Stock, 66 2/3 par value;
  4,041,993 shares issued and outstanding as of
  September 30, 1999 and April 1, 1999                  2,695     2,695
  Additional paid-in capital                          106,713   106,713
  Accumulated other comprehensive income                  (69)   (2,690)
  Retained earnings (deficit)                         (12,165)   5,026
                                                     ----------   ------
                                                      110,139   124,709
  Less:
   Employee notes for Common Stock purchases            9,113     8,875
   Common Stock in treasury, at cost, 20,500
   shares as of September 30, 1999 and April 1, 1999      369       369
                                                     ---------   -------
  Total stockholders' equity                          100,657   115,465
                                                     ---------   -------
  Total liabilities and stockholders' equity       $1,093,731  $975,730
                                                     =========   =======
              See Notes to Consolidated Financial Statements


                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share data)

                                                            Twenty-six
                                                           Weeks Ended
                                               September 30,      October 1,
                                                   1999               1998
                                                   ----               ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                             $   (17,191)  $   4,829
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
Restructuring charge                                    12,000          -
Depreciation and amortization                           43,686     41,372
Deferred income taxes                                   (5,475)         -
Gain on disposition of long-term assets                   (327)    (1,358)
Cumulative effect of an accounting change                5,840          -
Change in assets and liabilities:
   Receivables                                          (7,859)    (2,354)
   Other current assets                                  4,547     (1,832)
   Accounts payable                                    (12,628)   (11,855)
   Accrued expenses and other liabilities                7,083      4,351
   Liabilities for theatre closure                      10,746      2,801
Other, net                                                 717        401
                                                      --------   --------
  Net cash provided by operating activities             41,139     36,355
                                                       --------   --------
Cash flows from investing activities:
   Capital expenditures                               (177,299)  (116,130)
   Proceeds from sale/leasebacks                         2,940          -
   Net proceeds from reimbursable construction advances  9,556     33,038
   Proceeds from disposition of long-term assets         3,591      8,712
   Other, net                                           11,526     (8,351)
                                                      --------   --------
  Net cash used in investing activities               (149,686)   (82,731)
                                                      --------   --------
Cash flows from financing activities:
   Net borrowings under revolving Credit Facility      104,000     82,000
   Principal payments under corporate borrowings       (14,000)         -
   Proceeds from financing lease obligation              8,197          -
   Principal payments under capital and financing
     lease obligations                                  (1,639)    (4,166)
   Change in cash overdrafts                            22,398        259
   Change in construction payables                     (13,399)   (13,740)
   Funding of employee notes for Common Stock
     purchase, net                                           -     (8,579)
   Other, net                                             (241)       (98)
                                                      --------   --------
  Net cash provided by financing activities            105,316     55,676
                                                      --------    --------
  Effect of exchange rate changes on cash and
    equivalents                                            369        451
                                                      --------   --------
Net increase (decrease) in cash and equivalents         (2,862)     9,751
Cash and equivalents at beginning of period             13,239      9,881
                                                      --------   --------
Cash and equivalents at end of period                 $ 10,377   $ 19,632
                                                      ========   ========


                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                            Twenty-six
                                                           Weeks Ended
                                                   September 30, October 1,
                                                      1999          1998

                                                      ----          ----
                                                           (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest (net of amounts capitalized of $4,276
     and $3,509)                                   $31,384      $19,805
Income taxes paid (refunded)                        (7,509)       2,859
Schedule of non-cash investing activities:
Receivable from sale/leasebacks included
  in reimbursable construction advances             $8,422      $     -


              See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1999
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      AMC Entertainment Inc. ("AMCE" or the "Company") is a holding company which, through its direct and indirect subsidiaries is principally involved in the theatrical exhibition business throughout North America and in Japan, Portugal, Spain and China (Hong Kong). The Company is also involved in the business of providing on-screen advertising through a wholly-owned subsidiary, National Cinema Network, Inc., and in miscellaneous ventures through other wholly-owned subsidiaries.

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended April 1, 1999. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the
Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 30, 2000.

      The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      General and administrative expenses of the Company's on-screen advertising business have been combined with certain other costs and expenses of the on-screen advertising business on the consolidated statements of operations.

      Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                        Thirteen Weeks Ended        Twenty-six Weeks Ended
                       September 30,October 1      September 30,October 1,
                           1999       1998              1999      1998
                           ----        ----             ----       ----
                              (in thousands, except per share data)

Numerator:
 Earnings (loss) before cumulative
    effect of
  an accounting change for basic
  and diluted earnings per share$   (202)$  7,885   $(11,351)  $  4,829
                                ========  ========  =========    =======
Denominator:
 Shares for basic earnings
  per share -
  average shares outstanding     23,469    23,469     23,469     23,287
 Stock options                        -       150           -       178
                                 ------  --------     --------   --------
Shares for diluted earnings
   per share                     23,469    23,619     23,469     23,465
                                ======== ========     ========  ========
Basic earnings (loss) per
  share before
 cumulative  effect of an
 accounting change               $(.01)    $ .34    $  (.48)     $  .21
                               ========  ========     ========  ========
Diluted earnings (loss) per
  share before
 cumulative effect of an
 accounting change               $(.01)    $ .33    $  (.48)     $  .21
                              ========  ========       ========  ========

      During the thirteen and twenty-six weeks ended September 30, 1999, shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                        Thirteen Weeks Ended        Twenty-six Weeks Ended
                       September 30, October 1,   September 30, October 1,
                           1999       1998               1999      1998
                           ----       ----               ----       ----
                                         (in thousands)

Net earnings (loss)       $  (202)    $  7,885         $(17,191)  $  4,829
Foreign currency
  translation adjustment    4,319        1,152            2,621      1,228
                           --------    --------          --------   --------

Comprehensive income      $ 4,117     $  9,037         $(14,570)  $  6,057
                         ========      ========          ========   ========

NOTE 4 - ACCOUNTING FOR START-UP ACTIVITIES

     On April 2, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires start-up activities to be expensed when incurred. The Company's practice had been to capitalize such costs and amortize them over a two-year period. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's results of operations for the twenty-six weeks ended September 30, 1999 of $5,840,000 (net of income tax benefit of $4,095,000) or $.25 per share.

NOTE 5 - OPERATING SEGMENTS

      In connection with a corporate restructuring on September 30, 1999, the Company reorganized its U.S. and International theatrical exhibition segments into North America and International theatrical exhibition. Information about the operations of the Company's Canadian theatres were reported within the International theatrical exhibition segment prior to September 30, 1999.

Information about the Company's operations by operating segment is as follows:

                      Thirteen Weeks Ended   Twenty-six Weeks Ended
Revenues               September 30,October 1, September 30,  October 1,
                            1999    1998           1999        1998
                            ----    ----           ----        ----
                                     (in thousands)
North America theatrical
     exhibition        $305,591  $273,747       $571,543   $500,115
International theatrical
     exhibition          16,506     8,426         27,238     15,257
On-screen advertising
     and other           11,588     8,023         21,464     14,940
                       --------  --------       --------   --------
Total revenues         $333,685  $290,196       $620,245   $530,312
                       ========  ========       ========   ========

                      Thirteen Weeks Ended   Twenty-six Weeks Ended
Adjusted EBITDA (1)      September 30, October 1,  September 30, October 1,
                            1999    1998           1999        1998
                            ----    ----           ----        ----
                                     (in thousands)
North America theatrical
    exhibition         $65,192     $58,556       $105,357  $92,247
International theatrical
    exhibition             703       1,200             97    1,991
On-screen advertising
    and other             (206)      1,026         (1,025)   1,577
                        --------  --------       --------  --------
Total segment Adjusted
    EBITDA                65,689    60,782        104,429     95,815
General and administrative12,284    14,136         25,495     27,281
                        --------  --------       --------   --------
Total Adjusted EBITDA    $53,405   $46,646      $  78,934    $68,534
                        ========  ========       ========   ========

Property (2)           September 30,  October 1,
                            1999      1998
                            ----      ----
                       (in thousands)
North America theatrical
    exhibition        $1,021,691  $823,855
International theatrical
     exhibition           61,915    18,501
On-screen advertising
     and other            12,107    10,334
                        --------  --------
Total segment property 1,095,713   852,690
Construction in progress 108,663   111,965
Corporate                 43,596    35,312
                        --------  --------
                       1,247,972   999,967
Less-accumulated
  depreciation
  and amortization       400,693   361,091
                        --------  --------
Property, net        $   847,279  $638,876
                        ========  ========



  (1)Represents earnings before interest, income taxes, depreciation and amorti zation and adjusted for, restructuring charge, preopening expense, theatre closure expense, gain on disposition of assets, equity in earnings of unconsolidated affiliates and cumulative effect of an accounting change.
  (2) Property is comprised of land, buildings and improvements, leasehold imp rovements and furniture, fixtures and equipment.

NOTE 6 - RESTRUCTURING CHARGE
     On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 after tax or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,200,000, lease termination costs of $700,000 and the write-down of property of $6,100,000. As of September 30, 1999, the Company has recorded $7,200,000 in accrued expenses and other liabilities related to these charges. The Company anticipates that all of the remaining restructuring costs will be paid in fiscal 2000.
     The severance and other employee related costs provide for a reduction of approximately 130 employees primarily at the Company's divisional offices and at its corporate headquarters. Lease termination costs were incurred in connection with the closure of the three divisional operations offices prior to their lease expiration dates. The charge for property relates to the write-off of capitalized pre-development costs for certain retail/entertainment projects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
     This section contains certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include words or phrases such as the Company or its management "believes," "expects," "anticipates," "intends," "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the expectations of the Company include, among others: (i) the Company's ability to enter into various financing programs; (ii) the performance of films licensed by the Company; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) general economic conditions, including adverse changes in inflation and prevailing interest rates; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws; and (x) unforeseen changes in operating requirements. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operating Results

      Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company's North America and International theatrical exhibition operations and the Company's on-screen advertising and other businesses.

                          Thirteen Weeks Ended     Twenty-six Weeks Ended
                         Sept 30,  Oct 1,           Sept 30, Oct 1,
                          1999     1998  % Change     1999    1998  %Change
                          ----     ----  ----         ----    ----  ----
                          (Dollars in thousands)
Revenues
North America theatrical exhibition
  Admissions           $206,274  $181,933  13.4%  $385,441  $331,402 16.3%
  Concessions            92,636    87,226   6.2    174,655   159,807  9.3
Other theatre             6,681     4,588  45.6     11,447     8,906 28.5
                       ----------   ------  ----    ------   ------  ----
                        305,591   273,747  11.6    571,543   500,115 14.3

International theatrical exhibition
  Admissions             13,475     6,806  98.0     22,190    12,357 79.6
  Concessions             2,863     1,519  88.5      4,557     2,755 65.4
  Other theatre             168       101  66.3        491       145    *
                       --------  --------  ----    --------   ------ -----
                        16,506     8,426   95.9     27,238    15,257 78.5

On-screen advertising
  and other              11,588     8,023  44.4     21,464    14,940 43.7
                       --------  --------  ----    --------   ------ -----

     Total revenues    $333,685  $290,196  15.0%  $620,245  $530,312 17.0%
                       ========   =======  =====   ========= =======  ====

Costs and Expenses
 North America theatrical exhibition

  Film exhibition
    costs              $114,494  $100,461  14.0%  $219,635  $182,791 20.2%
Concession costs         13,987    13,241   5.6     26,156    24,312  7.6
  Theatre operating
    expense              67,008    63,354   5.8    130,798   125,989  3.8
  Rent                   44,910    38,135  17.8     89,597    74,776 19.8
  Preopening expense      1,640       388   *        2,650       773    *
  Theatre closure expense 2,046     2,801 (27.0)    11,692     2,801    *
                       --------  --------  ----    --------   ------ -----

                        244,085   218,380  11.8    480,528   411,442 16.8

International theatrical exhibition

  Film exhibition costs   7,051     3,735  88.8     11,458     6,613  73.3
  Concession costs          911       452   *        1,433       831  72.4
  Theatre operating
    expense               4,115     1,724   *        7,334     3,196    *
  Rent                    3,726     1,315   *        6,916     2,626    *
  Preopening expense        384       -     *          647      -       *
                       --------  --------  ----    --------   ------ -----

                         16,187     7,226   *       27,788    13,266    *

On-screen advertising
    and other            11,794   6,997    68.6   22,489   13,363    68.3
General and
    administrative       12,284  14,136   (13.1)  25,495   27,281    (6.5)
Restructuring charge     12,000       -     *     12,000        -     *
Depreciation and
    amortization         23,029  21,030     9.5   43,686   41,372     5.6
                       --------  --------  ----   ------   ------    -----

     Total costs
    and expenses       $319,379 $267,769    19.3%$611,986 $506,724   20.8%
                       ======== =======    ===== ======== =======    ====

*Percentage change in excess of 100%.

Thirteen weeks ended September 30, 1999 and October 1, 1998.

      Revenues.   Total revenues increased 15.0% during the thirteen  weeks
ended September 30, 1999 compared to the thirteen weeks ended October 1, 1998.

      North America theatrical exhibition revenues increased 11.6% from the prior year. Admissions revenues increased 13.4% due to a 12.2% increase in average ticket price and a 1.0% increase in attendance. The increase in average ticket prices was due to the first phase of a strategic initiative implemented by the Company during the thirteen weeks ended July 1, 1999 to selectively increase ticket and concession prices at megaplexes and multiplexes and to the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 14.8% decrease in attendance at comparable multiplexes (theatres opened before the second quarter of fiscal 1999) and the closure or sale of 39 multiplexes with 240 screens since October 1, 1998. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 17 new megaplexes with 396 screens since October 1, 1998. Attendance at comparable megaplexes increased 0.2%. Concessions revenues increased 6.2% due to a 5.1% increase in average concessions per patron and the increase in total attendance. The increase in average concessions per patron was attributable to the selective price increases discussed above and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     International theatrical exhibition revenues increased $8,080,000  from the
prior year.   Admissions  revenues increased $6,669,000 due primarily  to an  increase  in attendance  from the addition of four new  megaplexes with a
total  of  69 screens  since  October  1,  1998. Attendance  at   comparable
megaplexes decreased 15.0% due primarily to a decline in the popularity of film product in Japan during the thirteen weeks ended September 30, 1999 as compared with the prior year and competition from new theatrical exhibitors in Japan. Concession revenues increased $1,344,000 due primarily to the increase in total attendance.

      On-screen advertising and other revenues increased 44.4% from the prior year due primarily to a new advertising product at the Company's on-screen advertising business.

      Costs and expenses. Total costs and expenses increased 19.3% during the thirteen weeks ended September 30, 1999 compared to the thirteen weeks ended October 1, 1998.

     North America theatrical exhibition costs and expenses increased 11.8% from the prior year. Film exhibition costs increased 14.0% due to higher admissions revenues and a nominal increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 55.5% in the current year as compared with 55.2% in the prior year. Concession costs increased 5.6% due to the increase in concessions revenues offset by a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 15.1% in the current year compared with 15.2% in the prior year. As a percentage of revenues, theatre operating expense was 21.9% in the current year as compared to 23.1% in the prior year. Rent expense increased 17.8% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the thirteen weeks ended September 30, 1999, the Company incurred $2,046,000 of theatre closure expense primarily related to the closure of 9 multiplexes with 53 screens as compared with $2,801,000 in the prior year related to other multiplex closures. These expenses are primarily comprised of expected payments to landlords to terminate leases.

      International theatrical exhibition costs and expenses increased $8,961,000 from the prior year. Film exhibition costs increased $3,316,000 primarily due to higher admission revenues, offset by a decrease in the percentage of admissions paid to film distributors. Rent expense increased $2,411,000 and theatre operating expense increased $2,391,000 from the prior year, primarily due to the increased number of screens in operation. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

     On-screen advertising and other costs and expenses increased 68.6% due primarily to an increase in fixed costs associated with the new advertising
product  at  the  Company's on-screen advertising  business.   The  Company
anticipates that these fixed costs as a percentage of the related advertising revenues will decline as revenues from the new advertising product continue to grow.

      General and administrative expenses decreased 13.1% during the thirteen weeks ended September 30, 1999 as compared with the thirteen weeks ended October 1, 1998 due primarily to declines in administrative salaries expense. As a percentage of total revenues, general and administrative expenses declined from 4.9% in the prior year to 3.7% in the current year.

     On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 after tax or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,200,000, lease termination costs of $700,000 and the write-off of capitalized pre-development costs of $6,100,000. The Company anticipates as a result of the restructuring it will realize on-going annual general and administrative expense reductions of approximately $20 million. Unforeseen changes in operating requirements and other factors referred to in the first paragraph of this Item 2. could cause actual general and administrative expense reductions to differ materially from anticipated reductions.

     Depreciation and amortization increased 9.5%, or $1,999,000,  during the
thirteen weeks ended  September  30,  1999.   This increase was  primarily
caused by an increase in depreciation of $3,380,000 related to the Company's new theatres, which was partially offset by a $2,154,000 decrease in amortization due to a change in accounting for start-up activities.

      Interest Expense. Interest expense increased 73.0% during the thirteen weeks ended September 30, 1999 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates. The increase in interest rates was primarily due to the issuance of $225,000,000 of 9 1/2% Senior Subordinated Notes due 2011 on January 27, 1999.

      Gain on Disposition of Assets. Gain on disposition of assets increased from a loss of $35,000 in the prior year to a gain of $144,000 during the current year. Current year results include a gain related to one of the Company's multiplexes closed during the thirteen weeks ended September 30, 1999.

      Income Tax Provision. The provision for income taxes decreased to a benefit of $135,000 during the current year from an expense of $6,550,000 in the prior year. The effective tax rate was 40.1% for the current year compared to 45.4% for the previous year. The Company adjusts its expected annual effective tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses.

      Net Earnings. Net earnings decreased during the thirteen weeks ended September 30, 1999 to a loss of $202,000 from earnings of $7,885,000 in the prior year. Net loss per share was $.01 compared to earnings of $.34 in the prior year. Current period results include a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit of $4,800,000) which reduced earnings per share by $.31 for the thirteen weeks ended September 30, 1999.

Twenty-six weeks ended September 30, 1999 and October 1, 1998.

      Revenues. Total revenues increased 17.0% during the twenty-six weeks ended September 30, 1999 compared to the twenty-six weeks ended October 1, 1998.

      North America theatrical exhibition revenues increased 14.3% from the prior year. Admissions revenues increased 16.3% due to a 12.9% increase in average ticket price and a 3.1% increase in attendance. The increase in average ticket prices was due to the first phase of a strategic initiative implemented by the Company during the thirteen weeks ended July 1, 1999 to selectively increase ticket and concession prices at megaplexes and multiplexes and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Attendance at megaplexes increased as a result of the addition of 17 new megaplexes with 396 screens since October 1, 1998, and a 2.7% increase in attendance at comparable megaplexes (theatres opened before the first quarter of fiscal 1999). Admissions revenues at multiplexes decreased due to a 14.5% decrease in attendance at comparable multiplexes and the closure or sale of 39 multiplexes with 240 screens since October 1, 1998. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. Concessions revenues increased 9.3% due to a 6.1% increase in average concessions per patron and the increase in total attendance. The increase in average concessions per patron was attributable to the selective price increases discussed above and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     International theatrical exhibition revenues increased $11,981,000 from
the  prior year.   Admissions  revenues increased $9,833,000 due primarily
to an increase in attendance from the addition of four new megaplexes with a total of 69 screens since October 1, 1998. Attendance at the Company's comparable megaplexes decreased 17.5% due primarily to the popularity of Titanic in Japan during the twenty-six weeks ended
October 1, 1998 and competition from new theatrical exhibitors in Japan. Concession revenues increased $1,802,000 due primarily to the increase in total attendance. International theatrical exhibition revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other revenues increased 43.7% from the prior year due primarily to a new advertising product at the Company's on-screen advertising business.

      Costs and expenses. Total costs and expenses increased 20.8% during the twenty-six weeks ended September 30, 1999 compared to the twenty-six weeks ended October 1, 1998.

     North America theatrical exhibition costs and expenses increased 16.8% from the prior year. Film exhibition costs increased 20.2% due to higher admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 57.0% in the current year as compared with 55.2% in the prior year. The increase in film exhibition costs as a percentage of admissions revenues was primarily due to Star Wars Episode I: The Phantom Menace, a film whose audience appeal led to higher than normal film rental terms. The Company anticipates that for fiscal 2000 film exhibition costs as a percentage of admissions revenues will be more comparable to the prior year as admissions revenues on this film decline as a percentage of total admissions revenues. Concession costs increased 7.6% due to the increase in concessions revenues offset by a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 15.0% in the current year compared with
15.2% in the prior year. Theatre operating expense as a percentage of revenues was 22.9% in the current year as compared with 25.2% in the prior year. Rent expense increased 19.8% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the twenty-six weeks ended September 30, 1999, the Company incurred $11,692,000 of theatre closure expense related to the closure of 28 multiplexes with 184 screens as compared with $2,801,000 in the prior year related to other multiplex closures. These expenses are primarily comprised of expected payments to landlords to terminate leases. The Company anticipates that it will incur a total of $15-16 million of costs related to the closure of approximately 40 multiplexes with 270 screens in fiscal 2000.

      International theatrical exhibition costs and expenses increased $14,522,000 from the prior year. Film exhibition costs increased $4,845,000 due to higher admissions revenues offset by a decrease in the percentage of admissions paid to film distributors. Rent expense increased $4,290,000 and theatre operating expense increased $4,138,000 from the prior
year,  primarily  due  to the increased number of   screens  in  operation.
International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      Other costs and expenses increased 68.3% due primarily to an increase in fixed costs associated with the new advertising product at the Company's on-screen advertising business. The Company anticipates that these fixed costs as a percentage of the related advertising revenues will decline as revenues from the new advertising product continue to grow.

      General and administrative expenses decreased 6.5% during the twenty-six weeks ended September 30, 1999 as compared with the twenty-six weeks ended October 1, 1998 due primarily to declines in administrative salaries expense. As a percentage of total revenues, general and administrative expenses declined from 5.1% in the prior year to 4.1% in the current year.

     On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 after tax or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,200,000, lease termination costs of $700,000 and the write-off of capitalized pre-development costs of $6,100,000. The Company anticipates as a result of the restructuring it will realize on-going annual general and administrative expense reductions of approximately $20 million. Unforeseen changes in operating requirements and other factors referred to in the first paragraph of this Item 2. could cause actual general and administrative expense reductions to differ materially from anticipated reductions.

      Depreciation and amortization increased 5.6%, or $2,314,000,during the twenty-six weeks ended September 30, 1999. This increase was primarily caused by an increase in depreciation of $5,494,000 related to the Company's new theatres, which was partially offset by a $4,157,000 decrease in amortization due to a change in accounting for start-up activities.

     Interest Expense. Interest expense increased 65.2% during the twenty-six weeks ended September 30, 1999 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates. The increase in interest rates was primarily due to the issuance of $225,000,000 of 9 1/2% Senior Subordinated Notes due 2011 on January 27, 1999.

      Gain on Disposition of Assets. Gain on disposition of assets decreased from a gain of $1,358,000 in the prior year to a gain of $327,000 during the current year. The prior year results include the sales of real estate associated with two of the Company's multiplexes. Current year results include the sale of a real estate property held for investment and a gain on one of the Company's multiplex theatres closed during the twenty-six weeks ended September 30, 1999.

      Income Tax Provision. The provision for income taxes decreased to a benefit of $7,835,000 during the current year from an expense of $3,900,000 in the prior year. The effective tax rate was 40.8% for the current year compared to 44.7% for the previous year. The Company adjusts its expected annual effective tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses.

      Net Earnings. Net earnings decreased during the twenty-six weeks ended September 30, 1999 to a loss of $17,191,000 from earnings of
$4,829,000 in the prior year. Net loss per share was $.73 compared to earnings of $.21 in the prior year. Current year results include the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000) and a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit of $4,800,000), which reduced earnings per share by $.25 and $.31, respectively, for the twenty-six weeks ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $41,139,000 and $36,355,000 for the twenty-six weeks ended September 30, 1999 and October 1, 1998, respectively.

      The Company continues to expand its North America and International theatre circuits. During the current fiscal year, the Company opened 10 megaplexes with 218 screens and began operating one theatre with 30 screens pursuant to a joint venture agreement. In addition, the Company closed 30 multiplexes with 194 screens and returned 3 screens to the landlord of an existing megaplex for conversion to alternative use, resulting in a circuit total of 71 megaplexes with 1,580 screens and 143 multiplexes with 1,206 screens as of September 30, 1999.

      The  costs  of  constructing new theatres are funded by  the  Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During the twenty-six weeks ended September 30, 1999, eight new theatres with 170 screens were leased from developers. Typically, the Company owns and pays for the equipment necessary to fixture a theatre. As of September 30, 1999, the Company had construction in progress of $108,663,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $21,183,000. The Company had 9 megaplexes with 211 screens under construction on September 30, 1999. During the twenty-six weeks ended September 30, 1999, the Company had capital expenditures of $177,299,000.

      The Company expects that the net cash requirements for capital expenditures in fiscal year 2000 will approximate $200-225 million. Included in these amounts are projections of capital expenditures which are reduced by expected proceeds from the sale of real estate assets which the Company plans to place into sale and leaseback or other comparable financing programs and expected reimbursements from developers.

      The Company's $425 million revolving credit facility (the "Credit Facility") permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50
million on December 31, 2003. The total commitment under the Credit Facility is $425 million, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of September 30, 1999, the Company had outstanding borrowings of $227,000,000 under the Credit Facility at an average interest rate of 9.58% per annum, and approximately $106,000,000 was available for
borrowing  under  the  Credit  Facility.   The  average  interest  rate  on
outstanding borrowings under the Credit Facility was 7.3% during the twenty-six weeks ended September 30, 1999.

       Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of September 30, 1999, the Company was in compliance with all financial covenants relating to the Credit Facility.

      The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and lease back transactions, expected reimbursements from developers and the available commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next 12 months.

Year 2000

      Potential Impact on Company. The failure of information technology ("IT?) and embedded, or (?non-IT?) systems, because of the Year 2000 issue or otherwise, could adversely affect the Company's operations. If not corrected, many computer-based systems and theatre equipment, such as air conditioning systems and fire and sprinkler systems, could encounter difficulty differentiating between the year 1900 and the year 2000 and interpreting other dates, resulting in system malfunctions, corruption of data or system failure. Additionally, the Company relies upon outside third parties ("business partners") to supply many of the products and services that it needs in its business. Such products include films which it exhibits and concessions products which it sells. Attendance at the Company's theatres could be severely impacted if one or more film producers are unable to produce new films because of Year 2000 issues. The Company could suffer other business disruptions and loss of revenues if any other types of material business partners fail to supply the goods or services necessary for the Company's operations.

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

     Based on the weighting methodology described above, the Company has assessed 100% of its corporate IT systems and as of September 30, 1999 has renovated 96% of those systems that require renovation as a result of the Year 2000 issue. Of the renovated systems, 74% have been tested, verified and implemented on a company-wide basis. In the aggregate, as of September 30, 1999, 83% of the Company's corporate IT systems have been tested and verified as being Year 2000 ready. The percentage of corporate IT systems that have been tested and verified as being Year 2000 ready assumes that a significant component of commercial-off-the-shelf software, the recently installed Oracle financial applications, is Year 2000 ready. This system was marketed as Year 2000 ready when purchased. The Company is currently testing and verifying the Oracle financial applications to validate that the implementation is in fact Year 2000 ready and it does not believe that it has a significant risk with respect to the Oracle financial applications.

     Based on the weighting methodology described above, the Company has assessed 100% of its theatre IT systems and as of September 30, 1999 has renovated 100% of those systems that require renovation as a result of the Year 2000 issue. Of the renovated systems, 38% have been tested, verified and implemented on a company-wide basis. In the aggregate, as of September 30, 1999, 100% of the Company's theatre IT systems have been tested and verified as being Year 2000 ready.

      Overall, the Company has assessed its Plan with respect to IT systems as being 87% complete as of September 30, 1999. Although, no assurance can be given, the Company does not believe that it has material exposure to the Year 2000 issue with respect to its internal IT systems.

     Non-IT  Systems.   As of September 30, 1999, assessment,  testing  and
remediation of the Company's critical non-IT systems were complete.

     Third Parties. The Company has identified and assessed potential Year 2000 readiness risks associated with its material outside business partners and continues to monitor their progress in achieving Year 2000 readiness. Evaluation of material business partners' responses and their state of Year 2000 readiness was underway and ongoing as of September 30, 1999.

     Contingency Planning. The Company has instituted an ongoing process to develop necessary contingency plans as the results of systems testing, systems remediation, and business partners' Year 2000 readiness assessments become known.

      The Company's contingency plans for critical systems and material business partners were essentially complete as of September 30, 1999. Changes to approved contingency plans will be implemented as necessary in response to additional data gathered via testing, remediation, and business partner contacts.

      Costs. Presently management does not expect costs associated with required modifications to be material to the Company's results of operations, liquidity or financial condition. The total amount expended from July 1, 1996 through September 30, 1999 was approximately $500,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $700,000 primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the IT budget.

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

Euro Conversion

      A single currency called the euro was introduced in Europe on January 1, 1999. Certain member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002, with the legacy currencies being completely removed from circulation no later than July 1, 2002. During this transition period, parties may pay for items using either the euro or a participating country's legacy currency.

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

      Market  risk  on  variable rate financial instruments.   The  Company
maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 9.58% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $2.3 million.

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

      Foreign currency exchange rates. The Company currently operates theatres in Portugal, Japan, Spain, China (Hong Kong) and Canada and is currently developing theatres in other international markets. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its Japanese and European theatres but instead intends to use them to fund additional expansion. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $1.1 million and $12 million, respectively.

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

      On November 30, 1998, Cyndi Soto filed suit in the United States District Court for the Central District of California, Cyndi Soto v. American Multi-Cinema, Inc. and JANSS/TYS Long Beach Associates, CV989547SLRNBX, alleging that one of the Company's theatres violated the ADA and California law by failing to remove certain barriers to access. The suit seeks an unspecified amount of general, special and punitive damages under California law and an injunction requiring the Company remove the alleged barriers. The Company has filed an answer denying the allegations in the Soto suit. On March 4, 1999, William P. Storrs filed a purported class action lawsuit in the United States District Court for the Southern District of Texas, William P. Storrs v. AMC Entertainment, Inc., Case No. H-99-061, alleging that sight lines at a Houston area megaplex violate the Americans with Disabilities Act and Chapter 121 of the Texas Human Resources Code. The suit seeks injunctive, declaratory and monetary relief. The Court has stayed the suit pending resolution of the Department of Justice litigation filed in California referred to above.

      Two cases, Nonoy Mendoza, et al. v. AMC Entertainment Inc., American Multi-Cinema, Inc., Neil Katcher, Michael Johannes, Susan Navarro, Nancy Garcia, and Matt Quinn filed on July 1, 1999 in the Probate Court of Dallas County, Texas ("Mendoza"), and Mabayoje Erinkitola, et al. v. AMC Entertainment Inc., American Multi-Cinema, Inc., Neil Katcher, Michael Johannes, Susan Navarro, Nancy Garcia, and Matt Quinn filed on July 15, 1999 in the Probate Court of Dallas County, Texas, arise out of the murders of two patrons, Roxanne Mendoza and Foluke Erinkitola, in the parking lot of the Grand Theatre in Dallas, Texas on August 13, 1997. The defendants are being sued on various theories related to allegations of improper or inadequate security. Each complaint seeks the recovery of damages for wrongful death, survival damages and exemplary damages, although neither complaint states specific monetary demands. A plaintiff in the Mendoza lawsuit also seeks abatement of the theatre as a public nuisance. The Company has answered both lawsuits and has removed both cases to the United States District Court, of Texas, Dallas Division, as of August 13, 1999, where the two cases have been combined.

      Reference is also made to Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1999 and Item
1. Legal Proceedings of the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended July 1, 1999 for information on another legal proceeding to which the Company is a party, Drexler Technology Corp. v. Sony Corp. et. al.

      The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits


                               EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION
--------------  --------------------------------------------------


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

10.1 Non-Qualified (Non-ISO) Stock Option Agreement used in June 18, 1999 option grants to Mr. Richard M. Fay and Mr. Richard T. Walsh. (Incorporated by reference from Exhibit
                10.1 to the Company's 10-Q (File No. 1-8747) for the quarter ended July 1, 1999.

*10.2           Retainer agreement with Raymond F. Beagle, Jr.

*27             Financial Data Schedule


_______
-------

*    Filed herewith

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed or required to be filed during the thirteen weeks ended September 30, 1999.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.


Date: November 12, 1999
                                             -------------------------
                                             Peter C. Brown
                                             Chairman of the Board,
                                             Chief  Executive  Officer  and
                                             President



Date: November 12, 1999
                                             -------------------------
                                             Craig R. Ramsey
                                             Senior Vice President, Finance
                                             and Chief Accounting Officer