Form 10-Q
period 1999-12-30
AMC ENTERTAINMENT INC
filed 2000-02-10
CIK 722077

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)
      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE  ACT OF 1934

      For the quarterly period ended December 30, 1999

                                   OR

      [     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE  ACT OF 1934

      For the transition period from .........  to .........
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
                               Yes    x    No ____
                                   ----       ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                              Number of Shares
      Title of Each Class of Common Stock  Outstanding as of December
      30, 1999

      Common Stock, 66 2/3 cents par value            19,427,098
      Class B Stock, 66 2/3 cents par value            4,041,993

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                      INDEX
                                                           Page Number
                                                           --------

                        PART I  -  FINANCIAL INFORMATION

  Item 1.Financial Statements
         Consolidated Statements of Operations                   3
         Consolidated Balance Sheets                             4
         Consolidated Statements of Cash Flows                   5
         Notes to Consolidated Financial Statements              7
  Item 2.Management's Discussion and Analysis
         of Financial Condition and Results of Operations        11

  Item 3.Quantitative and Qualitative Disclosures
          About Market Risk                                      20


                          PART II  -  OTHER INFORMATION

  Item 1.Legal Proceedings                                       21
  Item 4.Submission of Matters to a Vote of Security Holders     23

  Item 6.Exhibits and Reports on Form 8-K                        24

         Signatures                                              26

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                  Thirteen                 Thirty-nine
                                Weeks Ended                Weeks Ended
                              Dec 30,  Dec 31,         Dec 30,    Dec 31,
                               1999       1998            1999      1998
                               ----       ----            ----      ----
                                (Unaudited)                (Unaudited)
Revenues
 Admissions                 $183,800    $165,812      $591,431   $509,571
 Concessions                  78,420      77,436       257,632    239,998
 Other theatre                 9,627       7,032        21,565     16,083
 Other                        13,126       9,417        34,590     24,357
                            --------    --------      --------   --------
    Total revenues           284,973     259,697       905,218    790,009
Costs and expenses
 Film exhibition costs        98,693      88,839       329,786    278,243
 Concession costs             11,406      13,356        38,995     38,499
 Theatre operating expense    70,787      65,578       208,919    194,763
 Rent                         49,594      41,663       146,107    119,065
 Other                        11,606       8,999        34,095     22,362
 General and administrative   12,873      12,753        38,368     40,034
 Preopening expense            1,914       1,209         5,211      1,982
 Theatre closure expense       2,251           -        13,943      2,801
 Restructuring charge              -           -        12,000          -
 Depreciation and
   amortization               24,620      23,100        68,306     64,472
                              --------  --------       --------  --------

     Total costs and
      expenses               283,744     255,497       895,730    762,221
                              --------  --------       --------  --------
     Operating income          1,229       4,200         9,488     27,788
Other expense (income)
  Interest expense
    Corporate borrowings      14,328       7,270        38,486     19,844
    Capital and financing
      lease obligations        2,302       2,079         6,016      6,373
  Investment (income) loss       311       (434)           211     (1,085)
  Gain on disposition
    of assets                  (635)       (901)         (962)     (2,259)
                              --------  --------       --------  --------
Earnings (loss) before
  income taxes and
  cumulative effect of
  an accounting change      (15,077)     (3,814)      (34,263)      4,915
Income tax provision         (6,165)     (2,100)      (14,000)      1,800
                              --------  --------       --------  --------
Earnings (loss) before
  cumulative effect of an
  accounting change          (8,912)     (1,714)      (20,263)      3,115
Cumulative effect of an
   accounting change
  (net of income tax
   benefit of $4,095)              -           -       (5,840)          -
                            --------    --------      --------  --------
Net earnings (loss)        $ (8,912)  $  (1,714)     $(26,103)   $  3,115
                            ========    ========      ========   ========
Net earnings (loss)
  per share before
 cumulative effect of
 an accounting change:
 Basic                        $  (.38) $     (.07)    $    (.86) $      .13
                              ========     ========     ========   ========
 Diluted                      $  (.38) $     (.07)    $    (.86) $      .13
                              ========     ========     ========   ========

Net earnings (loss) per share:
 Basic                       $   (.38) $     (.07)     $  (1.11) $      .13
                              ========     ========     ========   ========
 Diluted                     $   (.38) $     (.07)     $  (1.11) $      .13
                              ========     ========     ========   ========
                 See Notes to Consolidated Financial Statements.



                             AMC ENTERTAINMENT INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                   December 30,  April 1,
                                                       1999        1999
                                                         ----      ----
                                                     (Unaudited)
                                     ASSETS
Current assets:
 Cash and equivalents                                $109,783   $13,239
 Receivables, net of allowance
  for doubtful accounts of $1,236
  as of December 30, 1999 and $540
  as of April 1, 1999                                  28,633    18,325
 Reimbursable construction advances                    30,581    22,317
 Other current assets                                  42,211    48,707
                                                     --------  --------
  Total current assets                                211,208   102,588
Property, net                                         861,166   726,025
Intangible assets, net                                 17,044    18,723
Other long-term assets                                136,216   128,394
                                                     --------  --------

  Total assets                                     $1,225,634 $ 975,730
                                                     ========  ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $95,402 $  69,381
 Construction payables                                  6,446    24,354
 Accrued expenses and other liabilities               120,333    77,304
 Current maturities of capital and financing
      lease obligations                                 3,520    18,017
                                                     --------   --------

  Total current liabilities                           225,701   189,056
Corporate borrowings                                  754,090   547,045
Capital and financing lease obligations                69,298    44,558
Other long-term liabilities                            86,405    79,606
                                                     --------   --------

  Total liabilities                                  1,135,494  860,265
Stockholders' equity:
  Common Stock, 66 2/3 par value; 19,447,598
    shares  issued as of December 30, 1999
      and April 1, 1999                                12,965    12,965
  Convertible Class B Stock, 66 2/3 par value;
      4,041,993 shares issued and outstanding
      as of December 30, 1999 and April 1, 1999         2,695     2,695
  Additional paid-in capital                          106,713   106,713
  Accumulated other comprehensive income               (1,551)   (2,690)
  Retained earnings (deficit)                         (21,077)    5,026
                                                     --------   --------

                                                       99,745   124,709
  Less:
   Employee notes for Common Stock purchases            9,236     8,875
   Common Stock in treasury, at cost, 20,500
     shares as of December 30, 1999 and
     April 1, 1999                                        369       369
                                                     --------   --------
  Total stockholders' equity                           90,140   115,465
                                                     --------   --------
  Total liabilities and stockholders' equity       $1,225,634  $975,730
                                                    ==========   ======
                 See Notes to Consolidated Financial Statements.


                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except per share data)
                                                           Thirty-nine
                                                           Weeks Ended
                                                        Dec 30,    Dec 31,
                                                         1999 1998
                                                         ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                               $ (26,103)  $   3,115
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Restructuring charge                                 7,754          -
    Depreciation and amortization                       68,306     64,472
    Deferred income taxes                              (11,346)         -
    Gain on disposition of long-term assets               (962)    (2,259)
    Cumulative effect of an accounting change            5,840          -
    Change in assets and liabilities:
       Receivables                                    (10,308)     (9,334)
       Other current assets                              6,496     (2,671)
       Accounts payable                                  9,402     (1,207)
       Accrued expenses and other liabilities           29,546     26,979
       Liabilities for theatre closure                  12,312      2,801
    Other, net                                           1,446        561
                                                      --------   --------
  Net cash provided by operating activities             92,383     82,457
                                                      --------   --------
Cash flows from investing activities:
   Capital expenditures                               (236,863)  (177,063)
   Proceeds from sale/leasebacks                        23,630          -
   Net proceeds from reimbursable construction advances  6,119     42,308
   Proceeds from disposition of long-term assets         5,956     10,150
   Other, net                                           (7,739)   (16,203)
                                                      --------   --------
  Net cash used in investing activities               (208,897)  (140,808)
                                                      --------   --------
Cash flows from financing activities:
   Net borrowings under revolving Credit Facility      207,000    103,000
   Principal payments under corporate borrowings       (14,000)         -
   Proceeds from financing lease obligations            24,109          -
   Principal payments under capital and financing
     lease obligations                                  (2,425)    (5,196)
   Change in cash overdrafts                            16,619     10,732
   Change in construction payables                     (17,908)   (17,275)
   Funding of employee notes for Common Stock
     purchase, net                                           -     (8,579)
   Other, net                                             (241)       (98)
                                                      --------   --------
  Net cash provided by financing activities            213,154     82,584
                                                      --------   --------

  Effect of exchange rate changes on cash
     and equivalents                                      (96)        163
                                                      --------   --------
Net increase  in cash and equivalents                   96,544     24,396
Cash and equivalents at beginning of period             13,239      9,881
                                                      --------   --------
Cash and equivalents at end of period             $   109,783    $ 34,277
                                                      ========   ========

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                           Thirty-nine
                                                           Weeks Ended
                                                       Dec 30,    Dec 31,
                                                         1999      1998
                                                         ----      ----
                                                           (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest (net of amounts capitalized
      of $6,257 and $5,585)                        $  39,567    $  27,568
    Income taxes paid (refunded)                      (7,803)       2,913

Schedule of non-cash investing activities:
    Receivable from sale/leasebacks included
      in reimbursable construction advances        $  14,383    $      -

                 See Notes to Consolidated Financial Statements.

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      AMC Entertainment Inc. ("AMCE" or the "Company") is a holding company which, through its direct and indirect subsidiaries, is principally involved in the theatrical exhibition business throughout North America and in Portugal, Spain, France, Japan and China (Hong Kong). The Company is also involved in the business of providing on-screen advertising through a wholly-owned subsidiary, National Cinema Network, Inc., and in miscellaneous ventures through other wholly-owned subsidiaries.

      The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended April 1, 1999. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 30, 2000.

      The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      General and administrative expenses of the Company's on-screen advertising business have been combined with other costs and expenses of the on-screen advertising business on the consolidated statements of operations.

      Cash and equivalents consist of cash on hand and cash investments with original maturities of three months or less.

      Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

NOTE 2 - EARNINGS PER SHARE


     The following table sets forth the computation of basic and diluted earnings per share:
                         Thirteen Weeks Ended      Thirty-nine Weeks Ended
                        December 30,December 31,  December 30,December 31,
                           1999       1998              1999      1998
                           ----       ----              ----      ----
                              (in thousands, except per share data)

Numerator:
 Earnings (loss) before
  cumulative effect of
  an accounting change
  for basic and diluted
  earnings per share $  (8,912)  $  (1,714)       $  (20,263)  $  3,115
                      ========    ===========      =========    ========
Denominator:
 Shares for basic
  earnings per share -
  average shares
  outstanding              23,469    23,469            23,469    23,348
 Stock options                  -         -                -        174
                         --------  --------           --------  --------
Shares for diluted
   earnings per share      23,469    23,469            23,469    23,522
                         ========  ========           ========= ========

Basic earnings (loss)
  per share before
 cumulative  effect of
 an accounting change  $     (.38)   $  (.07)       $     (.86)$      .13
                         ========    =======          ========= ========

Diluted earnings (loss)
  per share before
 cumulative effect of
 an accounting change   $    (.38) $     (.07)        $  (.86) $      .13
                         ========   =========          =======    ========

      During the thirteen and thirty-nine weeks ended December 30, 1999 and the thirteen weeks ended December 31, 1998, shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:
                         Thirteen Weeks Ended     Thirty-nine Weeks Ended
                          Dec 30,    Dec 31,       Dec 30,      Dec 31,
                           1999       1998          1999         1998
                           ----       ----          ----          ----
                                         (in thousands)
Net earnings (loss)    $ (8,912) $  (1,714)       $(26,103)     $ 3,115
Foreign currency
  translation adjustment (1,482)     1,660           1,139        2,888
                         --------  --------          --------   --------

Comprehensive income   $(10,394)   $  (54)       $ (24,964)   $ 6,003
                        ========  ========         ========   ========

NOTE 4 - ACCOUNTING FOR START-UP ACTIVITIES

     On April 2, 1999, the Company adopted Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires start-up activities to be expensed when incurred. The Company's practice had been to capitalize such costs and amortize them over a two-year period. The adoption of this new accounting pronouncement resulted in a one-time non-cash charge to the Company's results of operations for the thirty-nine weeks ended December 30, 1999 of $5,840,000 (net of income tax benefit of $4,095,000) or $.25 per share.

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


Information about the Company's operations by operating segment is as follows:

                      Thirteen Weeks Ended  Thirty-nine Weeks Ended
Revenues                  Dec 30,   Dec 31,       Dec 30,    Dec 31,
                            1999      1998         1999        1998
                            ----    ----           ----        ----
                                     (in thousands)
North America theatrical
  exhibition            $256,803  $239,619       $828,346   $739,734
International theatrical
  exhibition              15,044    10,661         42,282     25,918
On-screen advertising
  and other               13,126     9,417         34,590     24,357
                        --------  --------       --------   --------
Total revenues          $284,973  $259,697       $905,218   $790,009
                        ========  ========       ========   ========


                      Thirteen Weeks Ended   Thirty-nine Weeks Ended
Adjusted EBITDA (1)       Dec 30,  Dec 31,     Dec 30,   Dec 31,
                            1999     1998        1999     1998
                            ----    ----        ---        ----
                                    (in thousands)
North America theatrical
  exhibition             $41,945   $40,873    $147,302    $133,120
International theatrical
  exhibition               (578)      (29)        (481)      1,962
On-screen advertising
  and other                1,520       418         495       1,995
                        --------  --------      --------   --------
Total segment Adjusted
  EBITDA                  42,887    41,262     147,316     137,077
General and
 administrative           12,873    12,753      38,368      40,034
                        --------  --------     --------   --------
Total Adjusted EBITDA    $30,014   $28,509    $108,948     $97,043
                        ========  ========     ========    ========

Property (2)           December 30,           December 31,
                            1999                  1998
                            ----                   ----
                                   (in thousands)
North America theatrical
   exhibition          $1,071,140  $  900,496
International theatrical
   exhibition              70,944      46,476
On-screen advertising
   and other               12,384      10,774
                         --------    --------
Total segment property  1,154,468     957,746
Construction in progress   64,660      50,688
Corporate                 45,158       37,331
                         --------    --------
                        1,264,286   1,045,765
Less-accumulated
   depreciation
  and amortization         403,120    370,444
                         --------    --------
Property, net          $  861,166  $  675,321
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

NOTE 6 - RESTRUCTURING CHARGE
     On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 after tax or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,200,000, lease termination costs of $700,000 and the write-down of property of $6,100,000. As of September 30, 1999, the Company recorded $7,200,000 in accrued expenses and other liabilities related to these charges. The Company anticipates that all of the remaining restructuring costs will be paid in fiscal 2000.

     The severance and other employee related costs result from a workforce reduction of approximately 130 employees primarily at the Company's divisional offices and at its corporate headquarters. The Company reduced its workforce by 115 employees during the thirteen weeks ended December 30, 1999. Lease termination costs were incurred in connection with the closure of the three divisional operations offices prior to their lease expiration dates. The charge for property relates to the write-off of capitalized pre-development costs for certain retail/entertainment projects.

     The activity impacting the accrual for restructuring charge is summarized below:

                           Severance and     Pre-     Lease
                           Other Employee  development Termination
                          Related Costs      Costs     Costs   Total
                            --------          ----     ----     ----
Balance as of
   September 30, 1999         $  5,233   $ 1,331   $ 667     $ 7,231
Cash Payments                   (2,919)   (1,097)   (230)     (4,246)
                                  ----      ----    ----        ----
Balance as of
   December 30, 1999          $  2,314  $    234   $ 437     $ 2,985
                              ========  ========  ========  ========

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

                             Thirteen Weeks Ended   Thirty-nine Weeks Ended
                             Dec 30,  Dec 31,       Dec 30,Dec 31,
                              1999     1998 % Change 1999   1998  % Change
                              ----     ----    ----  ----   ----    ----
                                           (Dollars in thousands)
Revenues
North America theatrical exhibition
  Admissions           $171,550   $157,461  8.9%  $556,991  $488,863 13.9%
  Concessions            75,868     75,475  0.5    250,523   235,282  6.5
Other theatre             9,385      6,683 40.4     20,832    15,589  33.6
                           ----       ---- ----       ----     ----   ----
                        256,803    239,619  7.2    828,346   739,734 12.0

International theatrical exhibition
  Admissions             12,250      8,351 46.7     34,440    20,708 66.3
  Concessions             2,552      1,961 30.1      7,109     4,716 50.7
  Other theatre             242        349(30.7)       733       494 48.4
                      --------   --------  ----    -------    ------ -----
                         15,044     10,661 41.1     42,282    25,918 63.1

On-screen advertising
 and other               13,126      9,417 39.4     34,590   24,357  42.0
                       --------    ------- ----   -------- --------  ----

     Total revenues    $284,973   $259,697  9.7%  $905,218 $790,009  14.6%
                       ========    ======= ====    =====    ======   =====

Costs and Expenses
 North America
  theatrical exhibition
  Film exhibition costs $92,405 $84,252     9.7%$312,040 $267,043  16.9%
Concession costs         10,729  12,699   (15.5)  36,885   37,011  (0.3)
   Theatre operating
    expense              66,317  62,372     6.3  197,115  188,361   4.6
  Rent                   45,407  39,423    15.2  135,004  114,199  18.2
  Preopening expense      1,606     998    60.9    4,256    1,771     *
  Theatre closure
    expense               2,251       -           13,943    2,801     *
                     --------  --------  -------  -------  ------   ------
                        218,715 199,744     9.5  699,243  611,186  14.4
International
  theatrical exhibition
  Film exhibition costs   6,288   4,587    37.1   17,746   11,200    58.4
  Concession costs          677     657     3.0    2,110    1,488    41.8
  Theatre operating
   expense                4,470   3,206    39.4   11,804    6,402    84.4
  Rent                    4,187   2,240    86.9   11,103    4,866       *
Preopening expense          308     211    46.0      955      211       *
                     --------  --------    ----  -------  -------- ------
                         15,930  10,901    46.1   43,718   24,167    80.9%

On-screen advertising
   and other             11,606   8,999    29.0   34,095   22,362    52.5
General and
   administrative        12,873  12,753     0.9   38,368   40,034    (4.2)
Restructuring charge          -       -      -    12,000        -       *
Depreciation and
  amortization           24,620  23,100     6.6   68,306   64,472     5.9
                      -------- --------   ----- --------  -------   ----
     Total costs
     and expenses      $283,744$255,497    11.1%$895,730 $762,221    17.5%
                       ======== ========   ===== =======  =======    =====

*Percentage change in excess of 100%.

Thirteen weeks ended December 30, 1999 and December 31, 1998.

      Revenues.   Total revenues increased 9.7% during the thirteen weeks  ended
December 30, 1999 compared to the thirteen weeks ended December 31, 1998.

      North America theatrical exhibition revenues increased 7.2% from the prior year. Admissions revenues increased 8.9% due to a 13.6% increase in average ticket price offset by a 4.1% decrease in attendance. The increase in average ticket prices was due to a strategic initiative implemented by the Company to selectively increase ticket and concession prices and to the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 19.2% decrease in attendance at comparable multiplexes (theatres opened before the third quarter of fiscal 1999) and the closure or sale of 43 multiplexes with 264 screens since December 31, 1998. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 15 new megaplexes with 346 screens since December 31, 1998. Attendance at comparable megaplexes decreased 5.7%, primarily due to a decline in the popularity of film product during the thirteen weeks ended
December 30, 1999 as compared with the same period in the prior year. Concessions revenues increased .5% due to a 4.8% increase in average concessions per patron offset by the decrease in total attendance. The increase in average concessions per patron was attributable to selective price increases and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     International theatrical exhibition revenues increased 41.1% from the prior year. Admissions revenues increased 46.7% due primarily to an increase in attendance from the addition of three new megaplexes with a total of 62 screens since December 31, 1998. Attendance at comparable megaplexes increased 6.0%. Concession revenues increased 30.1% due primarily to the increase in total attendance. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other revenues increased 39.4% from the prior year due primarily to the introduction of a new advertising product at the Company's on-screen advertising business.

      Costs and expenses. Total costs and expenses increased 11.1% during the thirteen weeks ended December 30, 1999 compared to the thirteen weeks ended December 31, 1998.

      North America theatrical exhibition costs and expenses increased 9.5% from the prior year. Film exhibition costs increased 9.7% due to higher admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.8% in the current year as compared with 53.5% in the prior year. Concession costs decreased 15.5% due to a decrease in concession costs as a percentage of concessions revenues offset by the increase in concessions revenues. As a percentage of concessions revenues, concession costs were 14.1% in the current year compared with 16.8% in the prior year due primarily to concession price increases. As a percentage of revenues, theatre operating expense was 25.8% in the current year as compared to 26.0% in the prior year. Rent expense increased 15.2% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the thirteen weeks ended December 30, 1999, the Company incurred $2,251,000 of theatre closure expense comprised of expected payments to landlords to terminate leases related primarily to the closure of 2 multiplexes with 17 screens.

     International theatrical exhibition costs and expenses increased 46.1% from the prior year. Film exhibition costs increased 37.1% primarily due to higher admission revenues, offset by a decrease in the percentage of admissions paid to film distributors. Rent expense increased 86.9% and theatre operating expense increased 39.4% from the prior year, primarily due to the increased number of screens in operation. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other costs and expenses increased 29.0% due primarily to an increase in costs associated with the new advertising product at the Company's on-screen advertising business. The Company anticipates that these costs as a percentage of the related advertising revenues will decline as revenues from the new advertising product continue to grow.

     General and administrative expenses increased .9% during the thirteen weeks ended December 30, 1999 and include $1,140,000 of non-recurring relocation costs related to the Company's September 30, 1999 consolidation of its three U.S. divisional operations offices into its corporate headquarters. As a percentage of total revenues, recurring general and administrative expenses declined from 4.9% in the prior year to 4.1% in the current year.

      Depreciation and amortization increased 6.6%, or $1,520,000, during the thirteen weeks ended December 30, 1999. This increase was primarily caused by an increase in depreciation of $3,545,000 related to the Company's new theatres, which was partially offset by a $2,345,000 decrease in amortization due to a change in accounting for start-up activities.

      Interest Expense. Interest expense increased 77.9% during the thirteen weeks ended December 30, 1999 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates. The increase in interest rates was primarily due to the issuance of $225,000,000 of 9 1/2% Senior Subordinated Notes due 2011 on January 27, 1999.

      Gain on Disposition of Assets. Gain on disposition of assets decreased from a gain of $901,000 in the prior year to a gain of $635,000 during the current year. Current year and prior year results include gains related to the sales of the real estate assets associated with a multiplex theatre.

      Income Tax Provision. The provision for income taxes decreased to a benefit of $6,165,000 during the current year from a benefit of $2,100,000 in the prior year. The effective tax rate was 40.9% for the current year compared to 55.1% for the previous year. The Company adjusts its expected annual effective tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses.

      Net Earnings. Net earnings decreased during the thirteen weeks ended December 30, 1999 to a loss of $8,912,000 from a loss of $1,714,000 in the prior year. Net loss per share was $.38 compared to a loss of $.07 in the prior year.

Thirty-nine weeks ended December 30, 1999 and December 31, 1998.

      Revenues.   Total  revenues increased 14.6% during the  thirty-nine  weeks ended December 30, 1999 compared to the thirty-nine weeks ended December 31, 1998.

     North America theatrical exhibition revenues increased 12.0% from the prior year. Admissions revenues increased 13.9% due to a 13.1% increase in average ticket price and a .8% increase in attendance. The increase in average ticket prices was due to a strategic initiative implemented by the Company to selectively increase ticket and concession prices and the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Attendance at megaplexes increased as a result of the addition of 15 new megaplexes with 346 screens since December 31, 1998, offset by a .1% decrease in attendance at comparable megaplexes (theatres opened before the first quarter of fiscal 1999). Attendance at multiplexes decreased due to a 15.8% decrease in attendance at comparable multiplexes and the closure or sale of 43 multiplexes with 264 screens since December 31, 1998. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. Concessions revenues increased 6.5% due to a 5.7% increase in average concessions per patron and the increase in total attendance. The increase in average concessions per patron was attributable to selective price increases and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     International theatrical exhibition revenues increased 63.1% from the prior year. Admissions revenues increased 66.3% due primarily to an increase in attendance from the addition of three new megaplexes with a total of 62 screens since December 31, 1998. Attendance at the Company's comparable megaplexes decreased 13.5% due primarily to the popularity of Titanic in Japan during the thirty-nine weeks ended December 31, 1998 and competition from new theatrical exhibitors in Japan. Concession revenues increased 50.7% due primarily to the increase in total attendance. International theatrical exhibition revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other revenues increased 42.0% from the prior year due primarily to the introduction of a new advertising product at the Company's on-screen advertising business.

      Costs and expenses. Total costs and expenses increased 17.5% during the thirty-nine weeks ended December 30, 1999 compared to the thirty-nine weeks ended December 31, 1998.

     North America theatrical exhibition costs and expenses increased 14.4% from the prior year. Film exhibition costs increased 16.9% due to higher admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 56.0% in the current year as compared with 54.6% in the prior year. The increase in film exhibition costs as a percentage of admissions revenues was primarily due to Star Wars Episode I: The Phantom Menace, a film whose audience appeal led to higher than normal film rental terms. The Company anticipates that for fiscal 2000 film exhibition costs as a percentage of admissions revenues will be more comparable to the prior year as admissions revenues on this film decline as a percentage of total admissions revenues. Concession costs decreased .3% due to a decrease in concession costs as a percentage of concessions revenues which was offset by the increase in concessions revenues. As a percentage of concessions revenues, concession costs were 14.7% in the current year compared with 15.7% in the prior year due primarily to concession price increases. Theatre operating expense as a percentage of revenues was 23.8% in the current year as compared with 25.5% in the prior year due primarily to a decrease in payroll costs as a percentage of revenues. Rent expense increased 18.2% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the thirty-nine weeks ended December 30, 1999, the Company incurred $13,943,000 of theatre closure expense related to the closure of 30 multiplexes with 201 screens as compared with $2,801,000 in the prior year related to other multiplex closures. These expenses are primarily comprised of expected payments to landlords to terminate leases. The Company anticipates that it will incur a total of $16-20 million of costs related to the closure of approximately 240 to 270 multiplex screens in fiscal 2000.

     International theatrical exhibition costs and expenses increased 80.9% from the prior year. Film exhibition costs increased 58.4% due to higher admissions revenues offset by a decrease in the percentage of admissions paid to film distributors. Rent expense increased $6,237,000 and theatre operating expense increased 84.4% from the prior year, primarily due to the increased number of screens in operation. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other costs and expenses increased 52.5% due primarily to an increase in costs associated with the new advertising product at the Company's on-screen advertising business. The Company anticipates that these costs as a percentage of the related advertising revenues will decline as revenues from the new advertising product continue to grow.

      General and administrative expenses decreased 4.2% during the thirty-nine weeks ended December 30, 1999 as compared with the thirty-nine weeks ended December 31, 1998 due primarily to declines in administrative salaries expense. Current year results include $1,140,000 of non-recurring relocation costs related to the Company's September 30, 1999 consolidation of its three U.S. divisional operations offices into its corporate headquarters. As a percentage of total revenues, recurring general and administrative expenses declined from 5.1% in the prior year to 4.1% in the current year.

     On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 after tax or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,200,000, lease termination costs of $700,000 and the write-off of capitalized pre-development costs of $6,100,000. As a result of the restructuring the Company anticipates it will realize general and administrative expense reductions which will increase to approximately $20 million annually in fiscal 2001. Unforeseen changes in operating requirements and other factors referred to in the first paragraph of this Item 2. could cause actual general and administrative expense reductions to differ materially from anticipated reductions.

      Depreciation and amortization increased 5.9%, or $3,834,000, during the thirty-nine weeks ended December 30, 1999. This increase was primarily caused by an increase in depreciation of $9,665,000 related to the Company's new theatres, which was partially offset by a $6,502,000 decrease in amortization due to a change in accounting for start-up activities.

      Interest Expense. Interest expense increased 69.7% during the thirty-nine weeks ended December 30, 1999 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates. The increase in interest rates was primarily due to the issuance of $225,000,000 of 9 1/2% Senior Subordinated Notes due 2011 on January 27, 1999.

      Gain on Disposition of Assets. Gain on disposition of assets decreased from a gain of $2,259,000 in the prior year to a gain of $962,000 during the current year. The prior year results include the sales of real estate associated with three of the Company's multiplexes. Current year results include a gain on the sale of a real estate property held for investment and gains on two of the Company's multiplex theatres closed during the thirty-nine weeks ended December 30, 1999.

      Income Tax Provision. The provision for income taxes decreased to a benefit of $14,000,000 during the current year from an expense of $1,800,000 in the prior year. The effective tax rate was 40.9% for the current year compared to 36.6% for the previous year. The Company adjusts its expected annual effective tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses.

      Net Earnings. Net earnings decreased during the thirty-nine weeks ended December 30, 1999 to a loss of $26,103,000 from earnings of $3,115,000 in the prior year. Net loss per share was $1.11 compared to earnings of $.13 in the prior year. Current year results include the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000) and a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit of $4,800,000), which reduced earnings per share by $.25 and $.31, respectively, for the thirty-nine weeks ended December 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $92,383,000 and $82,457,000 for the thirty-nine weeks ended December 30, 1999 and December 31, 1998, respectively.

     The Company continues to expand its North America and International theatre circuits. During the current fiscal year, the Company opened 17 megaplexes with 384 screens and began operating one theatre with 30 screens pursuant to a joint venture agreement. In addition, the Company closed 36 multiplexes with 230 screens and returned 3 screens to the landlord of an existing megaplex for conversion to an alternative use, resulting in a circuit total of 78 megaplexes with 1,746 screens and 137 multiplexes with 1,170 screens as of December 30, 1999.

      The costs of constructing new theatres are funded by the Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During the thirty-nine weeks ended December 30, 1999, 14 new theatres with 312 screens were leased from developers. Typically, the Company owns and pays for the equipment necessary to fixture a theatre. However, the Company may decide to lease or sell and leaseback the theatre equipment pursuant to non-cancelable operating leases. As of December 30, 1999, the Company had construction in progress of $64,660,000 and reimbursable construction advances (amounts due from developers and lessors on leased theatres and equipment) of $30,581,000. The Company had 5 megaplexes with 99 screens under construction on December 30, 1999. During the thirty-nine weeks ended December 30, 1999, the Company had capital expenditures of $236,863,000.

     The Company expects that the net cash requirements for capital expenditures in fiscal year 2000 will approximate $200-225 million. The Company estimates net cash requirements for capital expenditures for fiscal 2001 will approximate
$50-80  million.   Included in these amounts are projections of the expected
proceeds from the sales of real estate assets and equipment necessary to fixture a theatre which the Company plans to place into sale and leaseback or other comparable financing programs. The Company expects proceeds from sale and leaseback transactions to approximate $60-90 million for fiscal 2001. Consummation of sale and leaseback or other comparable financing programs are dependent upon favorable market conditions.

       The Company's $425 million revolving credit facility (the "Credit Facility") permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December
31, 2003. The total commitment under the Credit Facility is $425 million, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of December 30, 1999, the Company had outstanding borrowings of $330,000,000 under the Credit Facility at an average interest rate of 8.66% per annum, and approximately $15,600,000 was available for borrowing under the Credit Facility.

      Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of December 30, 1999, the Company was in compliance with all financial covenants relating to the Credit Facility.

     The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and leaseback transactions, expected reimbursements from developers and the available commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next 12 months. However, the ability to enter into sale and leaseback or other comparable financing programs as contemplated, the performance of films licensed by the Company and unforeseen changes in operating requirements could affect the Company's ability to continue its expansion program as well as comply with certain financial covenants in the Credit Facility.

   Year 2000

      Systems. Subsequent to December 30, 1999, the Company has not experienced any material information technology ("IT") or embedded ("non-IT") systems disruptions or failures and anticipates no material systems problems for Corporate or Theatre operations.

     Third Parties. Evaluation of material business partners' Year 2000 readiness status was essentially complete as of December 30, 1999. The Company continues to monitor for any additional information pertaining to these partners' Year 2000 readiness. The Company has not experienced and does not anticipate any Year 2000 performance issues related to its material business partners.

      Costs. The total amount expended from July 1, 1996 through, December 30, 1999 was approximately $579,000. Based on information presently known, the total amount expected to be expended on the Year 2000 effort for IT systems is approximately $600,000 primarily comprised of software upgrades and replacement costs, internal personnel hours and consulting costs. To date, the Year 2000 effort has been funded primarily from the IT budget.

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

      The Company currently operates one theatre in Portugal, two theatres in Spain and one in France. These countries are member countries that adopted the euro as of January 1, 1999. The Company has implemented necessary changes to accounting, operational, and payment systems to accommodate the introduction of the euro. The Company does not anticipate that the conversion will have a material impact on its consolidated financial position, results of operations or cash flows.

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

      Market risk on variable rate financial instruments. The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before  income  taxes to decrease. The change in interest expense  and  earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 8.66% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $3.3 million.

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

     Foreign currency exchange rates. The Company currently operates theatres in Canada, Portugal, Spain, France, Japan, and China (Hong Kong) and is currently developing theatres in other international markets. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its international theatres but instead intends to use them to fund additional expansion. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $1.7 million and $13 million, respectively.

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

      On December 16, 1999, Alberta Rose Investments, Inc. filed suit in the Court of Queen's Bench of Alberta (Canada), Judicial District of Edmonton, Alberta Rose Investments, Inc. v. AMC Theatres of Canada, Inc. and AMC Entertainment Inc., Action Number: 9903-23494, alleging a breach of a lease agreement concerning a proposed theatre in Edmonton, Alberta. The suit seeks damages in excess of $CAN25 million (approximately $U.S.17.0 million). Although the Company has not yet been served with the Statement of Claim, it intends to file a Statement of Defence denying these allegations and seeking a dismissal with costs.

     For information on other legal proceedings to which the Company is a party, reference is also made to Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the fiscal year ended April 1, 1999 and Item 1. Legal Proceedings of the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended July 1, 1999 for information concerning Drexler Technology Corp.
v. Sony Corp., et al., as well as Item 1. Legal Proceedings of the Company's Quarterly Report on Form 10-Q for the thirteen weeks ended September 30, 1999 for information concerning Mendoza, et al. v. AMC Entertainment Inc., et al., and Erinkitola, et al. v. AMC Entertainment Inc., et al.

      The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters To a Vote of Security Holders

(a)  The Company held its Annual Meeting of Stockholders on December 2, 1999.

(b)  At the meeting, the following matters were voted upon by the stockholders:

  (i) The election of Directors for the upcoming year.

  (ii)A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending March 30, 2000.

 (iii) A proposal to approve the AMC Entertainment Inc. 1999 Stock Option and Incentive Plan.

  (iv) A proposal to approve the AMC Entertainment Inc. 1999 Stock Option Plan for Outside Directors.

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

     The following were the nominees of management voted upon and elected by the holders of the Company's Class B Stock and Common Stock as of the record date:

          Class B Stock                 Common Stock
          Peter C. Brown                W. Thomas Grant, II
          Charles J. Egan, Jr.          Charles S. Paul
          Paul E. Vardeman

    All of the shares of Class B Stock (4,041,993 shares) were voted for the nominees of management. In the election of directors by the holders of Common Stock, there were 14,738,432 votes "for" W. Thomas Grant, II and 683,832 votes "against" and 13,800,353 votes "for" Charles S. Paul and 1,621,911 votes "against".

    The total votes cast concerning the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 55,810,236 voted "for", 28,843 voted "against" and 3,115 "abstentions".

      The total votes cast concerning the proposal regarding the approval of the AMC Entertainment Inc. 1999 Stock Option and Incentive Plan were as follows:
46,026,811 "for", 5,603,437 voted "against", 247,542 "abstentions" and 3,964,404 broker non-votes.

      The total votes cast concerning the proposal regarding the approval of the AMC Entertainment Inc. 1999 Stock Option Plan for Outside Directors were as follows: 47,488,046 "for", 4,133,799 voted "against", 255,945 "abstentions" and 3,964,404 broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits


                                  EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION
                -------- --------

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

  10.1          AMC Entertainment  Inc.  1999 Stock Option and  Incentive Plan,
                as amended.   (Incorporated by reference from Exhibit  4.3  to
                the Company's Registration Statement on Form S-8 (File No. 333-92615) filed December 13, 1999).

  10.2          AMC  Entertainment  Inc.  1999 Stock  Option  Plan  for  outside
                Directors (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-92617) filed December 13, 1999).

 *27            Financial Data Schedule


_______

*    Filed herewith

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed or required to be filed during the thirteen weeks ended December 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date: February 10, 2000                      /s/ Peter C. Brown
                                                ---------------
                                                 Peter C. Brown
                                                 Chairman of the Board,
                                                 Chief    Executive   Officer
                                                 and President



Date: February 10, 2000                      /s/ Craig R. Ramsey
                                                ----------------
                                                 Craig R. Ramsey
                                                 Senior Vice President, Finance
                                                 and Chief Accounting Officer