Form 10-K
period 2000-03-30
AMC ENTERTAINMENT INC
filed 2000-06-28
CIK 722077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8747

                            ------------------------

                             AMC ENTERTAINMENT INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                43-1304369
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

         106 WEST 14TH STREET,                         64121-9615
           P. O. BOX 219615,                           (Zip Code)
         KANSAS CITY, MISSOURI
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (816) 221-4000

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                         ON WHICH REGISTERED
----------------------------                ----------------------------
 Common Stock, 66 2/3 CENTS
         par value                          American Stock Exchange,
                                            Inc.
                                            Pacific Stock Exchange, Inc.

                            ------------------------

       Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's voting stock held by non-affiliates as of May 12, 2000, computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $83,257,382.

                                            NUMBER OF SHARES
TITLE OF EACH CLASS OF COMMON           OUTSTANDING AS OF MAY 12,
            STOCK                                 2000
-----------------------------         -----------------------------
Common Stock, 66 2/3 CENTS
par value                                      19,427,098
Class B Stock, 66 2/3 CENTS
par value                                       4,041,993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

(A) GENERAL DEVELOPMENT OF BUSINESS

    AMC Entertainment Inc. ("AMCE") is a holding company. AMCE's principal subsidiaries are American Multi-Cinema, Inc. ("AMC"), AMC Entertainment International, Inc., National Cinema Network, Inc. and AMC Realty, Inc. Unless the context otherwise requires, references to "AMCE" or the "Company" refer to AMC Entertainment Inc. and its subsidiaries. All of the Company's U.S. theatrical exhibition business is conducted through AMC. The Company is developing theatres outside the U.S. through AMC Entertainment
International, Inc. and its subsidiaries. The Company engages in the on-screen advertising business through National Cinema Network, Inc.

    The Company's predecessor was founded in Kansas City, Missouri in 1920. AMCE was incorporated under the laws of the state of Delaware on June 13, 1983 and maintains its principal executive offices at 106 West 14(th) Street, P.O. Box 219615, Kansas City, Missouri 64121-9615. Its telephone number at such address is (816) 221-4000.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    For information about the Company's operating segments and geographic areas, see Note 15 to the Consolidated Financial Statements on page 53.

(C) NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

    The Company is one of the leading theatrical exhibition companies in the world, based on revenues. In the fiscal year ended March 30, 2000, the Company had revenues of $1.17 billion. As of March 30, 2000, the Company operated 211 theatres with a total of 2,903 screens located in 22 states, the District of Columbia, Portugal, Japan, Spain, China (Hong Kong), France and Canada. Approximately 55% of the Company's screens are located in Florida, California, Texas, Arizona and Missouri, and approximately 72% of its U.S. screens are located in areas among the 20 largest "Designated Market Areas" (television market areas as defined by Nielsen Media Research).

    The Company is an industry leader in the development and operation of "megaplex" and "multiplex" theatres, primarily in large metropolitan markets. Megaplexes are theatres with predominantly stadium-style seating (seating with an elevation between rows to provide unobstructed viewing) and other amenities to enhance the movie-going experience. Multiplexes are theatres generally without stadium-style seating. All but three of the Company's megaplexes have 14 or more screens. The Company believes that its strategy of developing megaplexes has prompted the current theatrical exhibition industry trend in the United States and Canada toward the development of larger theatre complexes. This trend has accelerated the obsolescence of many existing movie theatres, including certain multiplexes, by setting new standards for moviegoers, who have demonstrated their preference for the more attractive surroundings, wider variety of films, better customer services and more comfortable seating typical of megaplexes.

    In addition to providing a superior entertainment experience, megaplexes generally realize economies of scale by serving more patrons from common support facilities. The Company's megaplexes have consistently ranked among its top grossing facilities on a per screen basis and many are among the top grossing theatres in North America.

    The following table provides information about the Company's North America megaplexes and multiplexes (those open at the beginning of fiscal 2000) for the year ended March 30, 2000:

                                                         MEGAPLEXES   MULTIPLEXES
                                                         ----------   -----------
Attendance per screen..................................    66,400        46,200
Average revenue per patron.............................   $  7.57       $  6.96
Operating cash flow before rent as a percentage of
  revenues.............................................        36%           32%

    Operating cash flow before rent excludes non-theatre level revenues and expenses, including all corporate overhead. The Company uses operating cash flow before rent as an internal statistic to measure theatre level performance.

    As of March 30, 2000, 1,782 screens, or 61% of the Company's total screens, were located in megaplexes and the average number of total screens per theatre was 13.8. The average number of screens per theatre for the ten largest North American theatrical exhibition companies (based on number of screens) was 8.1 and the average for all North American theatrical exhibition companies was 6.7, based on the listing of exhibitors in the National Association of Theatre Owners 1999-00 Encyclopedia of Exhibition, as of June 1, 1999.

    The Company continually upgrades its theatre circuit by opening new theatres (megaplexes), adding new screens to existing theatres and selectively closing or disposing of unprofitable multiplexes. From April 1996 through March 30, 2000, the Company opened 77 new theatres with 1,679 screens, representing 57.8% of its current number of screens, acquired four multiplexes with 29 screens in strategic film zones, added 44 screens to existing theatres and closed or disposed of 96 theatres and 568 screens. Of the 1,679 screens opened during the period, 1,646 screens were located in a total of 73 megaplexes. As of March 30, 2000, the Company had 4 megaplexes under construction with a total of 87 screens.

    Revenues for the Company are generated primarily from box office admissions and theatre concessions sales, which accounted for 65% and 28%, respectively, of the Company's fiscal 2000 revenues. The balance of the Company's revenues are generated primarily by its on-screen advertising business, video games located in theatre lobbies and the rental of theatre auditoriums.

STRATEGY

    The Company's strategy is to expand its theatre circuit primarily by developing new megaplexes in major markets in the United States and select international markets. New theatres will primarily be megaplexes which will be equipped with SONY Dynamic Digital Sound-TM- (SDDS-TM-) and AMC LoveSeat(-Registered Trademark-) style seating (plush, high-backed seats with retractable armrests). Other amenities may include auditoriums with TORUS-TM-Compound Curved Screens and High Impact Theatre Systems-TM- (HITS-TM-), which enhance picture and sound quality, respectively.

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

    The Company believes that opportunities exist for development of megaplexes in select international markets. The theatrical exhibition business has become increasingly global, and box office receipts from international markets exceed those of the North American market. In addition, the production and distribution of feature films and demand for American motion pictures are increasing in many countries.

Presently, the Company's activities in international markets are directed toward selected countries in Asia and Western Europe.

    The Company believes there are opportunities to increase ancillary revenues. Where appropriate, it may consider partnerships or joint ventures to share risk and leverage resources. Such ventures may include interests in projects that include restaurant, retail, the Internet and other concepts. During fiscal 2000, the Company formed MOVIETICKETS.COM, INC an Internet ticketing joint venture with Hollywood.com, Inc., National Amusements, Inc., Famous Players, Marcus Theatres and CBS Corporation. MOVIETICKETS.COM is an Internet site dedicated to the sale of movie tickets, with additional content to assist users with their movie-going plans. MOVIETICKETS.COM was launched May 24, 2000 and services approximately 5,500 screens. MOVIETICKETS.COM will generate revenues from advertising and sponsorship of the web site and possibly from ticketing fees in the future.

    The Company believes that the megaplex format has started a new replacement cycle for the industry. The new format raises moviegoers' expectations by providing superior viewing lines, comfort, picture and sound quality as well as increased choices of films and start times. The Company believes that consumers are increasingly choosing theatres based on the quality of the movie-going experience rather than simply upon the location of the theatre. As a result, the Company believes that older, smaller theatres generally have become obsolete.

    The Company is evaluating its future plans for many of its multiplexes, which may include selling theatres, subleasing properties to other exhibitors or for other uses or closing theatres and terminating the leases. During fiscal 2000, the Company closed or sold 42 multiplexes with 279 screens. Closure or other dispositions of certain multiplexes may result in expenses related to payments to landlords to terminate leases. The Company anticipates that it will close approximately 350 multiplex screens over the next two years. The Company has improved the profitability of certain of its older theatres by converting them to "dollar houses" which display second-run movies and charge lower admission prices (ranging from $1.00 to $1.75). It operated 8 such theatres with 59 screens as of March 30, 2000 (2.0% of the Company's total screens).

THEATRE CIRCUIT

    The following table sets forth information concerning additions and dispositions of theatres and screens during, and the number of theatres and screens operated as of the end of, the last five fiscal years. The Company adds and disposes of theatres based on industry conditions and its business strategy.

                          CHANGES IN THEATRES OPERATED

                                                                                           TOTAL THEATRES
                                            ADDITIONS               DISPOSITIONS              OPERATED
                                    -------------------------   ---------------------   ---------------------
                                      NUMBER OF     NUMBER OF   NUMBER OF   NUMBER OF   NUMBER OF   NUMBER OF
FISCAL YEAR ENDED                     THEATRES       SCREENS    THEATRES     SCREENS    THEATRES     SCREENS
-----------------                   -------------   ---------   ---------   ---------   ---------   ---------
March 28, 1996....................        7             150         13          61         226        1,719
April 3, 1997.....................       17             314         15          76         228        1,957
April 2, 1998.....................       24             608         23         123         229        2,442
April 1, 1999.....................       20             380         16          87         233        2,735
March 30, 2000....................       20             450         42         282         211        2,903
                                         --           -----        ---         ---
    Total.........................       88           1,902        109         629
                                         ==           =====        ===         ===

    As of March 30, 2000, the Company operated 80 megaplexes having an aggregate of 1,782 screens, representing 61% of its screens. The following table provides greater detail with respect to the Company's theatre circuit as of such date.

                                                                                       THEATRES
                                                            TOTAL      TOTAL     --------------------
                                                           SCREENS    THEATRES   MULTIPLEX   MEGAPLEX
                                                           --------   --------   ---------   --------
NORTH AMERICA
Florida..................................................     494        40          30         10
California...............................................     463        32          20         12
Texas....................................................     355        21          11         10
Arizona..................................................     158        10           4          6
Missouri.................................................     135        11           7          4
Georgia..................................................     132         9           5          4
Michigan.................................................     131        13          11          2
Pennsylvania.............................................     119        13          12          1
Ohio.....................................................      86         5           3          2
Virginia.................................................      79         7           6          1
Colorado.................................................      70         5           2          3
Illinois.................................................      60         2          --          2
New Jersey...............................................      50         5           4          1
Oklahoma.................................................      50         3           1          2
Kansas...................................................      50         3           1          2
North Carolina...........................................      46         2          --          2
Maryland.................................................      42         5           5         --
Washington...............................................      34         4           3          1
Nebraska.................................................      24         1          --          1
Louisiana................................................      20         3           3         --
District of Columbia.....................................       9         1           1         --
New York.................................................       8         1           1         --
Massachusetts............................................       4         1           1         --
Canada...................................................     122         5          --          5
                                                            -----       ---         ---         --
  Total North America....................................   2,741       202         131         71
                                                            -----       ---         ---         --
INTERNATIONAL
Japan....................................................      63         4          --          4
Spain....................................................      48         2          --          2
Portugal.................................................      20         1          --          1
France...................................................      20         1          --          1
China (Hong Kong)........................................      11         1          --          1
                                                            -----       ---         ---         --
  Total International....................................     162         9          --          9
                                                            -----       ---         ---         --
Total Theatre Circuit....................................   2,903       211         131         80
                                                            =====       ===         ===         ==

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

    Licenses entered into through both negotiated and bid processes typically state that rental fees shall be based on the higher of a gross receipts formula or a theatre admissions revenue sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentages declining over the term of the run. Under a theatre admissions revenue formula, the distributor receives a specified percentage of the excess of admissions revenues over a negotiated allowance for theatre expenses. First-run motion picture rental fees are generally the greater of (i) 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks, and (ii) a specified percentage (i.e., 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses (commonly known as a " 90/10" clause). Second-run motion picture rental fees typically begin at 35% of box office admissions and often decline to 30% after the first week. The Company may pay non-refundable guarantees of film rentals or make advance payments of film rentals, or both, in order to obtain a license in a negotiated or bid process, subject, in some cases, to a per capita minimum license fee.

    The Company licenses films through film buyers who enable the Company to capitalize on local trends and to take into account actions of local competitors in the Company's negotiation and bidding strategies. Criteria considered in licensing each motion picture include cast, director, plot, performance of similar motion pictures, estimated motion picture rental costs and expected rating by the Motion Picture Association of America. Successful licensing depends greatly upon knowledge of the tastes of the residents in markets served by each theatre and insight into the trends in those tastes, as well as the availability of commercially popular motion pictures. The Company at no time licenses any one motion picture for all of its theatres.

    The Company's business is dependent upon the availability of marketable motion pictures. There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Paramount Pictures, Universal Pictures, Warner Bros. Distribution, New Line Cinema, SONY Pictures Releasing (Columbia Pictures and Tri-Star Pictures), Miramax and Twentieth Century Fox. According to information sourced from ACNielson EDI., Inc., these distributors accounted for 91% of industry admissions revenues from January 3, 2000 through June 18, 2000. From year to year, the Company's revenues attributable to individual distributors may vary significantly depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2000, no single distributor accounted for more than 15% of the motion pictures licensed by the Company or for more than 17% of the Company's box office admissions. Poor relationships with distributors, poor performance of motion pictures or disruption in the production of motion pictures by the major studios and/or independent producers may have an adverse effect upon the business of the Company.

    During the period from January 1, 1990 to December 31, 1999, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America. If a motion picture still has substantial potential following its first-run, the Company may license it for a "sub-run." Although average daily sub-run attendance is often less than average daily first-run attendance, sub-run film rentals are also generally lower than first-run film rentals. Sub-runs enable the Company to exhibit a variety of motion pictures during periods in which there are few new film releases.

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

    Annual domestic theatre attendance has averaged approximately one billion persons since the early 1960s. Since 1990, attendance for the industry has increased at an average annual compound growth rate of 3.4%. During 1999, domestic attendance was 1.47 billion, according to information obtained from the Motion Picture Association of America. Variances in year-to-year attendance are primarily related to the overall popularity and supply of motion pictures.

    The following table represents information obtained from the Motion Picture Association of America on attendance, average ticket prices and box office sales for the most recent five years.

                                                                              U.S. BOX
                                              ATTENDANCE       AVERAGE      OFFICE SALES
YEAR                                         (IN MILLIONS)   TICKET PRICE   (IN MILLIONS)
----                                         -------------   ------------   -------------
1995.......................................      1,263          $4.35          $5,493
1996.......................................      1,339          $4.41          $5,911
1997.......................................      1,388          $4.59          $6,366
1998.......................................      1,481          $4.69          $6,949
1999.......................................      1,465          $5.08          $7,448

COMPETITION

    The Company competes against both local and national exhibitors, some of which may have substantially greater financial resources. There are over 500 companies competing in the North American theatrical exhibition industry, approximately 290 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. In fiscal 1999, four of the industry's largest companies merged, and there may be additional mergers in the future. According to the Motion Picture Association of America, the number of indoor screens in the United States was 36,448 at the end of 1999. Based on the June 1, 1999 listing of exhibitors in the National Association of Theatre Owners 1999-00 Encyclopedia of Exhibition, the Company believes that the ten largest exhibitors (in terms of number of screens) operated approximately 56% of such number of screens, with one exhibitor operating 11.5% of the total screens. Information concerning the ten largest exhibitors does not reflect changes in screens operated by them between the date of the National Association of Theatre Owners information and the date of the Motion Picture Association of America information.

    The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competitors may be national circuits, regional circuits or smaller independent exhibitors. Competition is often intense with respect to the following factors.

    - ATTRACTING PATRONS. The competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location and number of theatres and screens in a market, the comfort and quality of the theatres and pricing. Many of the Company's competitors have sought to increase the number of screens that they operate. Competitors have built or may be planning to build theatres in certain areas where the Company operates, which could result in excess capacity and increased competition for patrons.

    - LICENSING MOTION PICTURES. The Company believes that the principal competitive factors with respect to film licensing include licensing terms, seating capacity and the location and condition of an exhibitor's theatres.

    - FINDING NEW THEATRES SITES. The Company must compete with exhibitors and others in its efforts to locate and acquire attractive sites for the Company's theatres.

    The Company expects that in the long term the addition of new megaplexes will help it obtain more favorable allocations of film product and other licensing terms from distributors than its competitors. However, competition from theatres that have established relationships with distributors initially may negatively impact the earnings of new megaplexes. As with other exhibitors, the Company's smaller multiplexes are subject to deteriorating financial performance and to being rendered obsolete through the introduction of new, competing megaplexes by the Company and other exhibitors.

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

    The Company's theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although the Company believes that its theatres are in substantial compliance with the ADA, in January 1999, the Civil Rights Division of the Department of Justice filed suit against the Company alleging that certain of its megaplex theatres with stadium-style seating violate the ADA. See
Item 3. Legal Proceedings on page 11.

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

SEASONALITY

    As with other exhibitors, the Company's business is seasonal in nature, with the highest attendance and revenues generally occurring during the summer months and holiday seasons. See Statements of Operations by Quarter (Unaudited) on page 57.

EMPLOYEES

    As of March 30, 2000, the Company had approximately 2,100 full-time and 10,700 part-time employees. Approximately 4% of the part-time employees were minors paid the minimum wage.

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

ITEM 2. PROPERTIES.

    Of the Company's 211 theatres and 2,903 screens operated as of March 30, 2000, American Multi-Cinema, Inc. was the owner or lessee of 194 theatres with 2,575 screens, and AMC Entertainment International, Inc. and its subsidiaries leased 14 theatres with 284 screens. American Multi-Cinema, Inc. also operated three theatres with 44 screens owned by third parties.

    Of the 211 theatres operated by the Company as of March 30, 2000, 10 theatres with 156 screens were owned, 10 theatres with 97 screens were leased pursuant to ground leases, 188 theatres with 2,606 screens were leased pursuant to building leases and three theatres with 44 screens were managed. The Company's leases generally have initial terms ranging from 13 to 25 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre's revenue above a base amount and require the Company to pay for property taxes, maintenance, insurance and certain other property-related expenses.

    In some cases, the Company's rights as tenant are subject and subordinate to the mortgage loans of lenders to its lessors, so that if a mortgage were to be foreclosed, the Company could lose its lease. Historically, this has never occurred.

    The majority of the concessions, projection, seating and other equipment required for each of the Company's theatres is owned.

    The Company leases its corporate headquarters, located in Kansas City, Missouri and a film licensing office is leased in Woodland Hills, California (Los Angeles).

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

    On March 4, 1999, William P. Storrs filed a purported class action lawsuit in the United States District Court for the Southern District of Texas, William
P. Storrs v. AMC Entertainment Inc., Case No. H-99-061, alleging that sight lines at a Houston area megaplex violate the Americans with Disabilities Act and Chapter 121 of the Texas Human Resources Code. The suit seeks injunctive, declaratory and monetary relief. The Court has stayed the suit pending resolution of the Department of Justice litigation filed in California referred to above.

    On November 30, 1998, Cyndi Soto filed suit in the United States District Court for the Central District of California, Cyndi Soto v. American Multi-Cinema, Inc. and JANSS/TYS Long Beach Associates, CV989547SLRNBX, alleging that one of the Company's theatres violated the ADA and California law by failing to remove certain barriers to access. The suit seeks an unspecified amount of general, special and punitive damages under California law and an injunction requiring the Company to remove the alleged barriers.

    On July 27, 1998, in the United States District Court for the Northern District of California, Drexler Technology Corporation filed actions against each of Sony Corporation and its affiliated companies and Dolby
Laboratories, Inc., and has included as defendants various motion picture distributors and exhibitors, including AMC, Drexler Technology Corp. v. Sony Corp. et al, C98-02936, and Drexler Technology Corp. v. Dolby Labs. et al, C98-02935. These actions allege infringement of two patents relating to optical data storage and retrieval systems, which are allegedly infringed by the encoding of digital sound on motion picture films. These infringement allegations are based on the production, distribution and exhibition of film with Sony Dynamic Digital Sound (SDDS) or Dolby Digital technology. AMC currently utilizes SDDS systems with respect to 2,300 of its screens and owns 159 portable systems employing Dolby Digital technology. Plaintiff seeks an injunction against continued use of this technology and also seeks damages. AMC has filed counter claims alleging that plaintiff's patents are invalid. The court has ordered that the issues of liability and damages be tried separately.

    AMC is the beneficiary of indemnification arrangements with respect to these actions. Pursuant to AMC's contractual arrangements with Sony Cinema Products Corporation ("Sony Cinema"), a subsidiary of Sony Corporation of America, Sony Cinema is obligated to indemnify, defend and hold harmless AMC from and against any and all liabilities, damages, losses, costs and expenses (including attorneys' fees) suffered or incurred by AMC in connection with any third party claim for alleged infringement of any patent, trademark or similar right relating to the SDDS systems. The agreement with Sony Cinema provides that Sony Cinema at its expense and option, shall (i) settle or defend against such a claim, (ii) procure for AMC the right to use the SDDS systems in a manner that will cause them to perform as originally intended under the agreement between AMC and Sony Cinema; (iii) replace or modify the SDDS systems to avoid infringement; or (iv) remove the SDDS systems from AMC's facilities (at such time and in such manner as to not disrupt AMC's business operations) and refund to AMC the purchase price less depreciation. Dolby Laboratories has agreed
(i) to defend, indemnify and hold AMC harmless from any losses arising out of the Drexler v. Dolby Labs action and (ii) in the event the Dolby Digital technology is found to infringe on one or more of the Drexler patents, to procure for AMC at Dolby's expense the right to make, use and sell the Dolby Digital technology or to modify it so that it is non-infringing. As a result, although no assurance can be given, the Company believes that these actions will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

    Two cases, Nonoy Mendoza, et al. v. AMC Entertainment Inc., American Multi-Cinema, Inc., Neil Katcher, Michael Johannes, Susan Navarro, Nancy Garcia and Matt Quinn filed on July 1, 1999 in the Probate Court of Dallas County, Texas ("Mendoza"), and Mabayoje Erinkitola, et al. v. AMC Entertainment Inc., American Multi-Cinema, Inc., Neil Katcher, Michael Johannes, Susan Navarro, Nancy Garcia and Matt Quinn filed on July 15, 1999 in the Probate Court of Dallas County, Texas, arise out of the murders of two patrons, Roxanne Mendoza and Foluke Erinkitola, in the parking lot of the Grand Theatre in Dallas, Texas on August 13, 1997. The defendants are being sued on various theories related to allegations of improper or inadequate security. Each complaint seeks the recovery of damages for wrongful death, survival damages and exemplary damages, although neither complaint states specific monetary demands. A plaintiff in the Mendoza lawsuit also seeks abatement of the theatre as a public nuisance. The Company has answered both lawsuits and has removed both cases to the United States District Court of Texas, Dallas Division, as of August 13, 1999, where the two cases have been combined. Discovery in the combined case has been completed, but the court has not yet set a trial date.

    On December 16, 1999, Alberta Rose Investments, Inc. filed suit in Court of Queen's Bench of Alberta (Canada), Judicial District of Edmonton, Alberta Rose Investments, Inc. v. AMC Theatres of Canada, Inc. and AMC Entertainment Inc., Action Number: 9903-23494, alleging a breach of a lease agreement concerning a proposed theatre in Edmonton, Alberta. The suit originally sought damages in excess of $CAN25 million, but the plaintiff voluntarily amended its claim of damages to approximately $CAN4.5 million (approximately $US3.1 million). The Company has answered the plaintiff's claim denying its allegations, asserting numerous defenses and seeking dismissal with costs.

    The Company is party to various legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There has been no submission of matters to a vote of security holders during the thirteen weeks ended March 30, 2000.

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

                                                         FISCAL 2000                   FISCAL 1999
                                                   -----------------------       -----------------------
                                                     HIGH           LOW            HIGH           LOW
                                                   --------       --------       --------       --------
First Quarter...............................         $19 1/4        $14            $23 3/4        $16 13/16
Second Quarter..............................          19             12 3/16        19 7/8         11 1/4
Third Quarter...............................          13 15/16        8 9/16        21 1/16        10 3/4
Fourth Quarter..............................          11 5/16         5             20 3/16        13 9/16

STOCK OWNERSHIP

    On May 12, 2000, there were 497 stockholders of record of Common Stock and one stockholder of record (the 1992 Durwood, Inc. Voting Trust dated
December 12, 1992) of Class B Stock.

    The Company's Certificate of Incorporation provides that holders of Common Stock and Class B Stock shall receive, pro rata per share, such cash dividends as may be declared from time to time by the Board of Directors. Certain provisions of the Indentures respecting the Company's 9 1/2% Senior Subordinated Notes due 2009, the Company's 9 1/2% Senior Subordinated Notes due 2011 and the Company's $425 million revolving credit facility (the "Credit Facility") restrict the Company's ability to declare or pay dividends on and purchase capital stock. Presently, under these provisions of the Notes due 2009 and the Notes due 2011, the Company is prohibited from paying dividends or purchasing capital stock. Except for a $1.14 per share dividend declared in connection with a recapitalization that occurred in August 1992, the Company has not declared a dividend on shares of Common Stock or Class B Stock since fiscal 1989. Any payment of cash dividends on Common Stock in the future will be at the discretion of the Board and will depend upon such factors as compliance with debt covenants, earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board. Currently, the Company does not contemplate declaring or paying any dividends in respect of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                               YEARS ENDED(1)(6)
                                                     ---------------------------------------------------------------------
                                                     MARCH 30,        APRIL 1,       APRIL 2,      APRIL 3,      MARCH 28,
(IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)     2000            1999           1998          1997          1996
---------------------------------------------------  ----------      ----------      --------      --------      ---------
STATEMENT OF OPERATIONS DATA:
Total revenues.................................      $1,166,942      $1,023,456      $850,750      $751,664      $657,526
Film exhibition costs..........................         417,736         358,437       299,926       258,809       227,780
Concession costs...............................          50,726          48,687        42,062        36,748        30,417
Theatre operating expense......................         290,072         260,145       219,593       189,908       158,833
Rent...........................................         198,762         165,370       106,383        80,061        64,813
Other..........................................          44,619          30,899        25,782        18,354        13,805
General and administrative.....................          47,407          52,321        47,860        52,422        48,750
Preopening expense.............................           6,795           2,265         2,243         2,414           573
Theatre closure expense(4).....................          16,661           2,801            --            --            --
Restructuring charge...........................          12,000              --            --            --            --
Depreciation and amortization..................          95,974          89,221        70,117        52,572        42,087
Impairment of long-lived assets................           5,897           4,935        46,998         7,231         1,799
(Gain) loss on disposition of assets...........            (944)         (2,369)       (3,704)           84           222
                                                     ----------      ----------      --------      --------      --------
Total costs and expenses.......................       1,185,705       1,012,712       857,260       698,603       589,079
Operating income (loss)........................         (18,763)         10,744        (6,510)       53,061        68,447
Interest expense...............................          62,703          38,628        35,679        22,022        28,828
Investment income..............................             219           1,368         1,090           856         7,052
                                                     ----------      ----------      --------      --------      --------
Earnings (loss) before income taxes and cumulative
  effect of an accounting change and extraordinary
  item.........................................         (81,247)        (26,516)      (41,099)       31,895        46,671
Income tax provision...........................         (31,900)        (10,500)      (16,600)       12,900        19,300
                                                     ----------      ----------      --------      --------      --------
Earnings (loss) before cumulative effect of an
  accounting change and extraordinary item.....         (49,347)        (16,016)      (24,499)       18,995        27,371
Cumulative effect of an accounting change(2)...          (5,840)             --            --            --            --
Extraordinary item(3)..........................              --              --            --            --       (19,350)
                                                     ----------      ----------      --------      --------      --------
Net earnings (loss)............................      $  (55,187)     $  (16,016)     $(24,499)     $ 18,995      $  8,021
                                                     ==========      ==========      ========      ========      ========
Preferred dividends............................              --              --         4,846         5,907         7,000
                                                     ----------      ----------      --------      --------      --------
Net earnings (loss) for common shares..........      $  (55,187)     $  (16,016)     $(29,345)     $ 13,088      $  1,021
                                                     ==========      ==========      ========      ========      ========
Net earnings (loss) per share before cumulative
  effect of an accounting change and extraordinary
  item:
  Basic........................................      $    (2.10)     $     (.69)     $  (1.59)     $    .75      $   1.23
  Diluted......................................           (2.10)           (.69)        (1.59)          .74          1.15
Net earnings (loss) per share:
  Basic........................................      $    (2.35)(2)  $     (.69)     $  (1.59)     $    .75      $    .06(3)
  Diluted......................................           (2.35)           (.69)        (1.59)          .74           .34
Average shares outstanding:
  Basic........................................          23,469          23,378        18,477        17,489        16,513
  Diluted......................................          23,469          23,378        18,477        17,784        23,741

BALANCE SHEET DATA (AT PERIOD END):
  Cash, equivalents and investments............      $  119,305      $   13,239      $  9,881      $ 24,715      $ 10,795
  Total assets.................................       1,188,805         975,730       795,780       719,055       483,458
  Corporate borrowings.........................         754,105         561,045       348,990       315,072       126,150
  Capital and financing lease obligations......          68,506          48,575        54,622        58,652        62,022
  Stockholders' equity.........................          58,669         115,465       139,455       170,012       158,918

                                                                               YEARS ENDED(1)(6)
                                                     ---------------------------------------------------------------------
                                                     MARCH 30,        APRIL 1,       APRIL 2,      APRIL 3,      MARCH 28,
(IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)     2000            1999           1998          1997          1996
---------------------------------------------------  ----------      ----------      --------      --------      ---------
OTHER FINANCIAL DATA:
  Capital expenditures.........................      $  274,932      $  260,813      $389,217      $253,380      $120,796
  Proceeds from sale/leasebacks and financing lease
    obligations................................          98,313              --       283,800            --            --
  Adjusted EBITDA(5)...........................         117,620         107,597       109,144       115,362       113,128

OPERATING DATA (AT PERIOD END):
  Number of megaplexes operated................              80              60            44            19             5
  Number of megaplex screens operated..........           1,782           1,335           987           379            98
  Number of multiplexes operated...............             131             173           185           209           221
  Number of multiplex screens operated.........           1,121           1,400         1,455         1,578         1,621
  Screens per theatre circuit wide.............            13.8            11.7          10.7           8.6           7.6

--------------------------

(1) Fiscal 1997 consists of 53 weeks. All other fiscal years have 52 weeks.

(2) Fiscal 2000 includes a $5,840 cumulative effect of an accounting change (net of income tax benefit of $4,095) which reduced earnings per share by $.25 per common share.

(3) Fiscal 1996 includes a $19,350 extraordinary loss on early extinguishment of debt (net of income tax benefit of $13,400) equal to $1.17 per common share.

(4) Theatre closure expense relates to actual and estimated lease exit costs on multiplex theatres.

(5) Represents net earnings (loss) plus interest, income taxes, depreciation and amortization and adjusted for restructuring charge, impairment losses, preopening expense, theatre closure expense, gain (loss) on disposition of assets, equity in earnings of unconsolidated affiliates and extraordinary item. Management of the Company has included Adjusted EBITDA because it believes that Adjusted EBITDA provides lenders and stockholders additional information for estimating the Company's value and evaluating its ability to service debt. Management of the Company believes that Adjusted EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to operating income (as determined in accordance with GAAP). Adjusted EBITDA as determined by the Company may not be comparable to EBITDA as reported by other companies. In addition, Adjusted EBITDA is not intended to represent cash flow (as determined in accordance with GAAP) and does not represent the measure of cash available for discretionary uses.

(6) There were no cash dividends declared on Common Stock during the last five fiscal years.

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

                               OPERATING RESULTS
            YEARS (52 WEEKS) ENDED MARCH 30, 2000 AND APRIL 1, 1999

                                                        52 WEEKS ENDED   52 WEEKS ENDED
(DOLLARS IN THOUSANDS)                                  MARCH 30, 2000   APRIL 1, 1999    % CHANGE
----------------------                                  --------------   --------------   ---------
REVENUES
North America theatrical exhibition
  Admissions..........................................    $  714,340       $  630,242        13.3%
  Concessions.........................................       319,725          300,374         6.4
  Other theatre.......................................        28,709           20,841        37.8%
                                                          ----------       ----------       -----
                                                           1,062,774          951,457        11.7%
International theatrical exhibition
  Admissions..........................................        48,743           31,919        52.7
  Concessions.........................................        10,130            6,973        45.3
  Other theatre.......................................         1,304              925        41.0
                                                          ----------       ----------       -----
                                                              60,177           39,817        51.1
On-screen advertising and other.......................        43,991           32,182        36.7
                                                          ----------       ----------       -----
    Total revenues....................................    $1,166,942       $1,023,456        14.0%
                                                          ==========       ==========       =====
COST OF OPERATIONS
North America theatrical exhibition
  Film exhibition costs...............................    $  392,414       $  341,523        14.9%
  Concession costs....................................        47,218           46,434         1.7
  Theatre operating expense...........................       272,886          249,916         9.2
  Rent................................................       183,214          157,282        16.5
  Preopening expense..................................         5,392            1,783           *
  Theatre closure expense.............................        16,661            2,801           *
                                                          ----------       ----------       -----
                                                             917,785          799,739        14.8

International
  Film exhibition costs...............................        25,322           16,914        49.7
  Concession costs....................................         3,508            2,253        55.7
  Theatre operating...................................        17,186           10,229        68.0
  Rent................................................        15,548            8,088        92.2
  Preopening expense..................................         1,403              482           *
                                                          ----------       ----------       -----
                                                              62,967           37,966        65.9
On-screen advertising and other.......................        44,619           30,899        44.4
General and administrative............................        47,407           52,321        (9.4)
Restructuring charge..................................        12,000               --          --
Depreciation and amortization.........................        95,974           89,221         7.6
Impairment of long-lived assets.......................         5,897            4,935        19.5
Gain on disposition of assets.........................          (944)          (2,369)      (60.2)
                                                          ----------       ----------       -----
    Total costs and expenses..........................    $1,185,705       $1,012,712        17.1%
                                                          ==========       ==========       =====

------------------------

*   Percentage change in excess of 100%.

    REVENUES. Total revenues increased 14.0% during the year (52 weeks) ended March 30, 2000 compared to the year (52 weeks) ended April 1, 1999.

    North America theatrical exhibition revenues increased 11.7% from the prior year. Admissions revenues increased 13.3% due to a 13.4% increase in average ticket price. The increase in average ticket prices was due to a strategic initiative implemented by the Company to selectively increase ticket and concession prices and to the growing number of megaplexes (theatres with predominantly stadium style seating) in the Company's theatre circuit, which yield higher average ticket prices than multiplexes (theatres generally without stadium-style seating). Attendance at multiplexes decreased due to the closure or sale of 42 multiplexes with 279 screens since April 1, 1999 and a 14.6% decrease in attendance at comparable multiplexes (theatres opened before fiscal
1999). The decline in attendance at comparable multiplexes was related to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. Attendance at megaplexes increased as a result of the addition of 15 new megaplexes with 342 screens since April 1, 1999. Attendance at comparable megaplexes decreased 1.3%, due to a decline in the popularity of film product during the year (52 weeks) ended March 30, 2000 as compared with the prior year. Concessions revenues increased 6.4% due to a 6.5% increase in average concessions per patron. The increase in average concessions per patron was attributable to selective price increases and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

    International theatrical exhibition revenues increased 51.1% from the prior year. Admissions revenues increased 52.7% due to an increase in attendance from the addition of 4 new megaplexes with a total of 78 screens since April 1, 1999. Attendance at comparable megaplexes decreased 11.4% due to a decline in the popularity of film product in Japan in the current year as compared with the prior year and competition from new theatrical exhibitors in Japan. Concession revenues increased 45.3% due primarily to the increase in total attendance. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

    On-screen advertising and other revenues increased 36.7% from the prior year due to increased sales of rolling stock advertising at the Company's on-screen advertising business.

    COSTS AND EXPENSES. Total costs and expenses increased 17.1% during the year (52 weeks) ended March 30, 2000 compared to the year (52 weeks) ended April 1, 1999.

    North America theatrical exhibition costs and expenses increased 14.8% from the prior year. Film exhibition costs increased 14.9% due to higher admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.9% in the current year as compared with 54.2% in the prior year. The increase in film exhibition costs as a percentage of admissions revenues was primarily due to STAR WARS EPISODE I: THE PHANTOM MENACE, a film whose audience appeal led to higher than normal film rental terms. Concession costs increased 1.7% due to the increase in concessions revenues offset by a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 14.8% in the current year compared with 15.5% in the prior year, due to the concession price increases. As a percentage of revenues, theatre operating expense was 25.7% in the current year as compared to 26.3% in the prior year. Rent expense increased 16.5% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the year, the Company incurred $16,661,000 of theatre closure expenses primarily comprised of expected payments to landlords to terminate leases related to the closure of 35 multiplexes with 242 screens. The Company closed these theatres as a result of negative operating cash flows which were not expected to improve in the future. The Company anticipates that it will incur approximately $8 to 10 million of costs related to the closure of up to 175 screens in fiscal 2001. The Company anticipates similar screen closures and expense in fiscal 2002.

    International theatrical exhibition costs and expenses increased 65.9% from the prior year. Film exhibition costs increased 49.7% primarily due to higher admission revenues, offset by a decrease in the percentage of admissions paid to film distributors. Rent expense increased 92.2% and theatre operating expense increased 68.0% from the prior year, due to the increased number of screens in operation. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

    On-screen advertising and other costs and expenses increased 44.4% due primarily to an increase in costs associated with the increased sales of rolling stock advertising at the Company's on-screen advertising business. The Company anticipates that these costs as a percentage of the related advertising revenues will decline as sales of rolling stock advertising continue to grow.

    General and administrative expenses decreased 9.4% from the prior year due to cost savings associated with the consolidation of the Company's divisional operations discussed below. The Company also incurred $2.5 million of non-recurring relocation costs related to this consolidation. As a percentage of total revenues, recurring general and administrative expenses declined from 5.1% in the prior year to 3.8% in the current year.

    On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 after tax or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,300,000, lease termination costs of $700,000 and the write-off of capitalized pre-development costs of $6,000,000. As a result of the restructuring, the Company realized general and administrative expense reductions of approximately $5.5 million in fiscal 2000 and anticipates it will realize approximately $15 million of incremental savings in fiscal 2001. Unforeseen changes in operating requirements and other factors referred to in the first paragraph of this Item 7 could cause actual general and administrative expense reductions to differ materially from anticipated reductions.

    Depreciation and amortization increased 7.6%, or $6,753,000, during the year (52 weeks) ended March 30, 2000. This increase was caused by an increase in depreciation of $12,930,000 related to the Company's new theatres, which was partially offset by a $8,728,000 decrease in amortization due to a change in accounting for start-up activities.

    During the fourth quarter of the current year, the Company recognized a non-cash impairment loss of $5,897,000 ($3,479,000 after tax, or $.15 per share) on 13 multiplexes with 111 screens in 6 states (primarily Florida, Michigan and Louisiana) including a loss of $690,000 associated with one theatre that was included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. The Company is evaluating its future plans for many of its multiplexes, which may include selling theatres, subleasing properties to other exhibitors or for other uses, or closing theatres and terminating the leases. Closure or other dispositions of certain multiplexes will result in expenses which are primarily comprised of expected payments to landlords to terminate leases.

    During the fourth quarter of fiscal 1999, the Company recognized a non-cash impairment loss of $4,935,000 ($2,912,000 after tax, or $.13 per share) on 24 multiplexes with 186 screens in 11 states (primarily Georgia, Ohio, Texas and Colorado) including a loss of $937,000 associated with 7 theatres that were included in impairment losses recognized in previous periods.

    Gain on disposition of assets decreased from a gain of $2,369,000 in the prior year to a gain of $944,000 during the current year. Current year results include a gain on the sale of real estate held for investment and gains related to the sales of the real estate assets associated with two multiplex theatres. Prior year results include gains related to the sales of real estate assets associated with three multiplex theatres.

    INTEREST EXPENSE. Interest expense increased 62.3% during the year (52 weeks) ended March 30, 2000 compared to the prior year, due to an increase in average outstanding borrowings and interest rates. The increase in average interest rates was primarily due to the issuance of $225,000,000 of 9 1/2% Senior Subordinated Notes due 2011 on January 27, 1999.

    INCOME TAX PROVISION. The provision for income taxes decreased to a benefit of $31,900,000 during the current year from a benefit of $10,500,000 in the prior year. The effective tax rate was 39.3% for the current year compared to 39.6% for the previous year.

    NET EARNINGS.  Net earnings decreased during the year (52 weeks) ended
March 30, 2000 to a loss of $55,187,000 from a loss of $16,016,000 in the prior year. Net loss per share was $2.35 compared to a loss of $.69 in the prior year. Current year results include the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000) and a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit of $4,800,000), which reduced earnings per share by $.25 and $.31, respectively, for the year (52 weeks) ended March 30, 2000.

                               OPERATING RESULTS
             YEARS (52 WEEKS) ENDED APRIL 1, 1999 AND APRIL 2, 1998

                                                            52 WEEKS ENDED   52 WEEKS ENDED
(DOLLARS IN THOUSANDS)                                      APRIL 1, 1999    APRIL 2, 1998    % CHANGE
----------------------                                      --------------   --------------   --------
REVENUES
North America theatrical exhibition
  Admissions..............................................    $  630,242        $530,653        18.8%
  Concessions.............................................       300,374         251,025        19.7
  Other theatre...........................................        20,841          16,052        29.8
                                                              ----------        --------       -----
                                                                 951,457         797,730        19.3
International theatrical exhibition
  Admissions..............................................        31,919          22,918        39.3
  Concessions.............................................         6,973           4,992        39.7
  Other theatre...........................................           925              59           *
                                                              ----------        --------       -----
                                                                  39,817          27,969        42.4
On-screen advertising and other...........................        32,182          25,051        28.5
                                                              ----------        --------       -----
    Total revenues........................................    $1,023,456         850,750        20.3%
                                                              ==========        ========       =====
COST OF OPERATIONS
North America theatrical exhibition
  Film exhibition costs...................................    $  341,523         287,516        18.8%
  Concession costs........................................        46,434          40,109        15.8
  Theatre operating expense...............................       249,916         213,413        17.1
  Rent....................................................       157,282         100,928        55.8
  Preopening expense......................................         1,783           2,243       (20.5)
  Theatre closure expense.................................         2,801              --          --
                                                              ----------        --------       -----
                                                                 799,739         644,209        24.1
International
  Film exhibition costs...................................        16,914          12,410        36.3
  Concession costs........................................         2,253           1,953        15.4
  Theatre operating.......................................        10,229           6,180        65.5
  Rent....................................................         8,088           5,455        48.3
  Preopening expense......................................           482              --          --
                                                              ----------        --------       -----
                                                                  37,966          25,998        46.0

On-screen advertising and other...........................        30,899          25,782        19.8
General and administrative................................        52,321          47,860         9.3
Depreciation and amortization.............................        89,221          70,117        27.2
Impairment of long-lived assets...........................         4,935          46,998       (89.5)
Gain on disposition of assets.............................        (2,369)         (3,704)      (36.0)
                                                              ----------        --------       -----
    Total costs and expenses..............................    $1,012,712        $857,260        18.1%
                                                              ==========        ========       =====

    REVENUES. Total revenues increased 20.3% during the year (52 weeks) ended April 1, 1999 compared to the year (52 weeks) ended April 2, 1998.

    North America theatrical exhibition revenues increased 19.3% from the prior year. Admissions revenues increased 18.8% due to a 14.9% increase in attendance and a 3.4% increase in average ticket price. Attendance at megaplexes increased as a result of the addition of 13 new megaplexes with 300 screens since
April 2, 1998, offset by a 3.5% decrease in attendance at comparable megaplexes (theatres opened before fiscal 1998). Attendance at multiplexes decreased due to a 11.7% decrease in attendance at comparable multiplexes and the closure or sale of 15 multiplexes with 83 screens since April 2, 1998. The decline in attendance at comparable multiplexes was related to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. The increase in average ticket prices was due to price increases and to the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Concessions revenues increased 19.7% due to the increase in total attendance and a 4.1% increase in average concessions per patron. The increase in average concessions per patron was attributable to price increases and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

    International theatrical exhibition revenues increased 42.4% from the prior year. Admissions revenues increased 39.3% due to an increase in attendance from the addition of 3 new megaplexes with a total of 51 screens since April 2, 1998. Attendance at comparable megaplexes increased 7.7%. Concession revenues increased 39.7% due to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

    On-screen advertising and other revenues increased 28.5% from the prior year due to an increase in the number of screens served, offset by a change in the number of periods included in the results of operations for the Company's on-screen advertising business.

    COSTS AND EXPENSES. Total costs and expenses increased 18.1% during the year (52 weeks) ended April 1, 1999 compared to the year (52 weeks) ended April 2, 1998.

    North America theatrical exhibition costs and expenses increased 24.1% from the prior year. Film exhibition costs increased 18.8% due to higher admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current year and in the prior year. Concession costs increased 15.8% due to increase in concessions revenues offset by a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 15.5% in the current year compared with 16.0% in the prior year. As a percentage of revenues, theatre operating expense was 26.3% in the current year as compared to 26.8% in the prior year. Rent expense increased 55.8% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes, and the sale and lease back during the third and fourth quarters of the prior year of the real estate assets associated with 13 megaplexes, including seven theatres opened during fiscal 1998, to Entertainment Properties Trust ("EPT"), a real estate investment trust (the "Sale and Lease Back Transaction"). During the year (52 weeks) ended April 1, 1999, the Company incurred $2,801,000 of theatre closure expense related to multiplex closures.

    International theatrical exhibition costs and expenses increased 46.0% from the prior year. Film exhibition costs increased 36.3% due to higher admission revenues, offset by a decrease in the percentage of admissions paid to film distributors. Rent expense increased 48.3% and theatre operating expense increased 65.5% from the prior year, due to the increased number of screens in operation. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

    On-screen advertising and other costs and expenses increased 19.8% due to an increase in the number of screens served, offset by a change in the number of periods included in the results of operations of the Company's on-screen advertising business.

    General and administrative expenses increased 9.3% during the year (52 weeks) ended April 1, 1999. As a percentage of total revenues, general and administrative expenses declined from 5.6% in the prior year to 5.1% in the current year.

    Depreciation and amortization increased 27.2%, or $19,104,000, during the year (52 weeks) ended April 1, 1999. This increase was caused by an increase in employed theatre assets resulting from the

Company's expansion plan, which is partially offset by lower depreciation and amortization as a result of the reduced carrying amounts of impaired multiplex assets.

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

    INTEREST EXPENSE. Interest expense increased 8.3% during the year (52 weeks) ended April 1, 1999 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates.

    INCOME TAX PROVISION. The provision for income taxes increased to a benefit of $10,500,000 during the current year from a benefit of $16,600,000 in the prior year. The effective tax rate was 39.6% for the current year compared to 40.4% for the previous year.

    NET EARNINGS. Net earnings improved by $8,483,000 during the year (52 weeks) ended April 1, 1999 to a loss of $16,016,000 from a loss of $24,499,000 in the prior year. Net loss per common share, after deducting preferred dividends, was $.69 compared to a loss of $1.59 in the prior year.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $89,027,000, $67,167,000 and $91,322,000 in fiscal years 2000, 1999 and 1998, respectively.

    The Company continues to expand its North American and International theatre circuits. During the current fiscal year, the Company opened 19 megaplexes with 420 screens and began operating one theatre with 30 screens pursuant to a joint venture agreement. In addition, the Company closed 42 multiplexes with 279 screens and returned 3 screens to the landlord at an existing megaplex for conversion to alternative use, resulting in a circuit total of 80 megaplexes with 1,782 screens and 131 multiplexes with 1,121 screens as of March 30, 2000.

    The costs of constructing new theatres are funded by the Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 2000, 17 new theatres with 372 screens were leased from developers. Historically, the Company has owned and paid for the equipment necessary to fixture a theatre. However, the Company entered into master lease agreements, in fiscal 2000 and 1999 for up to $21,200,000 and $25,000,000, respectively, of equipment necessary to fixture certain theatres. The master lease agreements have an initial term of six years and include early termination and purchase options. The Company classifies these leases as operating leases.

    As of March 30, 2000, the Company had construction in progress of $78,681,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $10,955,000. The Company had two megaplexes in the U.S. with a total of 49 screens, one megaplex in Canada with 22 screens and one megaplex in Japan with 16 screens under construction on March 30, 2000. During the fifty-two weeks ended March 30, 2000, the Company had capital expenditures of $274,932,000. The Company expects that the net cash requirements for capital expenditures in 2001 will approximate $90 to 120 million. Included in these amounts are projections of the expected proceeds from the sales of real estate assets which the Company plans to place into sale and leaseback or other comparable financing programs. The Company expects proceeds from sale and leaseback transactions of up to $30 million for fiscal 2001. Consummation of sale and leaseback or other comparable financing programs is dependent upon favorable market conditions.

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

    The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. The Notes due 2011 are subordinated to all existing and future senior indebtedness (as defined in the Indenture) of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's 9 1/2% Senior Subordinated Notes due 2009.

    The Company's Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. The total commitment under the Credit Facility is
$425 million, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of March 30, 2000, the Company had outstanding borrowings of $330,000,000 under the Credit Facility at an average interest rate of 8.7% per annum, and approximately $85,000,000 was available for borrowing under the Credit Facility. The Company's available borrowings under the Credit Facility and existing cash balances provide the Company with approximately $204,000,000 in available funds as of March 30, 2000.

    Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. Covenants under the Indentures relating to the Company's 9 1/2% Senior Subordinated Notes due 2009 and the Company's Senior Subordinated Notes due 2011 are substantially the same and impose limitations on the incurrence of indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require the Company to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the Indentures. Upon a change of control (as defined in the Indentures), the Company will be required to make an offer to repurchase each holder's Notes due 2009 and Notes due 2011 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. As of March 30, 2000, the Company was in compliance with all financial covenants relating to the Credit Facility, the Notes due 2009 and the Notes due 2011. However, as of such date, under provisions of the Notes due 2009 and the Notes due 2011, the Company is currently prohibited from incurring additional indebtedness other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indentures, and paying dividends or making distributions in respect of its capital stock.

    During fiscal 1998, the Company sold the real estate assets associated with 13 megaplex theatres, including seven theatres opened during fiscal 1998, to Entertainment Properties Trust ("EPT"), a real estate investment trust, for an aggregate purchase price of $283,800,000. Proceeds from the Sale and Lease Back Transactions were applied to reduce indebtedness under the Company's Credit Facility. The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years with options to extend for up to an additional 20 years. During fiscal 2000, the Company sold the building and improvements associated with one of its megaplex theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transactions. The Company has granted an option to EPT to acquire the land at this megaplex theatre for the cost to the Company. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any megaplex theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. As of March 30, 2000, the Company had four open megaplexes that would be subject to EPT's right of first refusal and first offer to purchase should the Company seek to dispose of such megaplexes. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

    The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and leaseback transactions, expected reimbursements from developers and the available commitment amount under its Credit Facility will be sufficient to fund operations and planned capital expenditures for the next 12 months. However, the performance of films licensed by the Company and unforeseen changes in operating requirements could affect the Company's ability to continue its expansion plan as well as comply with certain financial covenants in the Credit Facility.

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

    The Company has recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, of $97 million as of March 30, 2000 and estimates that it must generate at least $248 million of future taxable income to realize those deferred tax assets. To achieve this level of future taxable income, the Company intends to pursue its current strategy that includes expansion of its megaplex theatre circuit and closing less profitable multiplexes.

    The table below reconciles loss before income taxes and cumulative effect of an accounting change for financial statement purposes with taxable income (loss) for income tax purposes:

                                                     (ESTIMATED)
                                                    52 WEEKS ENDED   52 WEEKS ENDED   52 WEEKS ENDED
(DOLLARS IN THOUSANDS)                              MARCH 30, 2000   APRIL 1, 1999    APRIL 2, 1998
----------------------                              --------------   --------------   --------------
Loss before income taxes and cumulative effect of
  an accounting change............................     $(81,247)        $(26,516)        $(41,099)

Cumulative effect of an accounting change.........       (9,935)              --               --
Reserve for future dispositions...................       15,289             (421)            (202)
Depreciation and amortization.....................       (7,902)         (17,790)         (11,309)
Gain on disposition of assets.....................       (4,657)              --           16,471
Gain on sale to EPT...............................       (1,258)          (1,247)          16,238
Impairment of long-lived assets...................       (4,187)           3,542           41,540
Foreign corporation activity......................        5,779            4,274               --
Other.............................................       12,013            4,807              354
                                                       --------         --------         --------
Taxable income (loss), before special deductions
  and net operating loss carrybacks...............     $(76,105)        $(33,351)        $ 21,993
                                                       ========         ========         ========

    The Company's foreign subsidiaries have net operating loss carryforwards in Portugal, Spain and the United Kingdom aggregating $9.7 million, $0.3 million of which may be carried forward indefinitely and the balance of which expires from 2004 through 2007. The Company's Federal income tax loss carryforward of $76.1 million expires in 2020. The Company's state income tax loss carryforwards of $106.6 million may be used over various periods ranging from 5 to 20 years.

    The Company anticipates that net temporary differences should reverse and become available as tax deductions as follows: during 2001, $48 million; 2002, $24 million; 2003, $17 million; 2004, $30 million; 2005, $52 million;
thereafter, $153 million.

YEAR 2000

    The Company has not experienced, nor does it anticipate that it will experience, any material information technology or embedded systems disruptions or failures associated with the Year 2000, or any Year 2000 related performance issues of its material business partners.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company previously capitalized such costs and amortized them over a two-year period. The Company adopted this statement in fiscal 2000, which resulted in a cumulative effect adjustment to the Company's results of operations and financial position of $5,840,000 (net of tax benefit of $4,095,000).

    During fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES which was amended by Statement of Financial Accounting Standards No. 138 issued in June 2000. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal years beginning after June 15, 2000. The statement will become effective for the Company in fiscal 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    During fiscal 1999, the Emerging Issues Task Force ("EITF") released Issue No. 97-10, THE EFFECT OF LESSEE INVOLVEMENT IN ASSET CONSTRUCTION. Issue
No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. Historically, the Company has been responsible for the construction of leased theatres and for paying project costs that were in excess of an agreed upon amount to be reimbursed from the developer. Issue
No. 97-10 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. As a result, the Company has recorded $31,055,000 as a financing lease obligation on its Balance Sheet related to these types of projects. The consensus reached in Issue

No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction did not commence by December 31, 1999.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. The Company has reviewed its revenue recognition policies and will make a final evaluation of the impact, if any, of SAB 101 after additional guidance is made public by the SEC staff. Additionally, SAB 101 requires that gains and losses on sale of assets be recorded as a component of operating income. The Company's practice has been to classify these gains and losses as other income and expense. The Company has reclassified gains of $944,000, $2,369,000 and $3,704,000 from other income and expense to be included as a component of operating income in fiscal 2000, 1999 and 1998, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to various market risks including interest rate risk and foreign currency exchange rate risk. The Company does not hold any derivative financial instruments.

    MARKET RISK ON VARIABLE RATE FINANCIAL INSTRUMENTS: The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 8.7% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $3.3 million.

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

    FOREIGN CURRENCY EXCHANGE RATES: The Company currently operates theatres in Canada, Portugal, Spain, France, Japan and China (Hong Kong) and is currently developing theatres in other international markets. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens comparative translated earnings decrease and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not currently intend to repatriate funds from the operations of its Asian and European theatres but instead intends to use them to fund additional expansion. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $2.6 million and $11.1 million, respectively.

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

    The Audit Committee of the Board of Directors (consisting solely of Directors from outside the Company) reviews the process involved in the preparation of the Company's annual audited financial statements, and in this regard meets (jointly and separately) with the independent accountants, management and internal auditors to review matters relating to financial reporting and accounting procedures and policies, the adequacy of internal controls and the scope and results of the audit performed by the independent accountants.

/s/ Craig R. Ramsey
Senior Vice President, Finance
Chief Financial Officer and
Chief Accounting Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

                 TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
                             AMC ENTERTAINMENT INC.
                             KANSAS CITY, MISSOURI

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and subsidiaries (the "Company") at March 30, 2000 and
April 1, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri
May 31, 2000

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             AMC ENTERTAINMENT INC.

                                                          52 WEEKS ENDED   52 WEEKS ENDED   52 WEEKS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     MARCH 30, 2000   APRIL 1, 1999    APRIL 2, 1998
-------------------------------------                     --------------   --------------   --------------
Revenues
  Admissions............................................    $  763,083       $  662,161        $553,571
  Concessions...........................................       329,855          307,347         256,017
  Other theatre.........................................        30,013           21,766          16,111
  Other.................................................        43,991           32,182          25,051
                                                            ----------       ----------        --------
    Total revenues......................................     1,166,942        1,023,456         850,750
Expenses
  Film exhibition costs.................................       417,736          358,437         299,926
  Concession costs......................................        50,726           48,687          42,062
  Theatre operating expense.............................       290,072          260,145         219,593
  Rent..................................................       198,762          165,370         106,383
  Other.................................................        44,619           30,899          25,782
  General and administrative............................        47,407           52,321          47,860
  Preopening expense....................................         6,795            2,265           2,243
  Theatre closure expense...............................        16,661            2,801              --
  Restructuring charge..................................        12,000               --              --
  Depreciation and amortization.........................        95,974           89,221          70,117
  Impairment of long-lived assets.......................         5,897            4,935          46,998
  Gain on disposition of assets.........................          (944)          (2,369)         (3,704)
                                                            ----------       ----------        --------
    Total costs and expenses............................     1,185,705        1,012,712         857,260
                                                            ----------       ----------        --------
    Operating income (loss).............................       (18,763)          10,744          (6,510)

Other expense (income)
  Interest expense
    Corporate borrowings................................        54,088           30,195          26,353
    Capital and financing lease obligations.............         8,615            8,433           9,326
  Investment income.....................................          (219)          (1,368)         (1,090)
                                                            ----------       ----------        --------
Loss before income taxes and cumulative effect of an
  accounting change.....................................       (81,247)         (26,516)        (41,099)
Income tax provision....................................       (31,900)         (10,500)        (16,600)
                                                            ----------       ----------        --------
Loss before cumulative effect of an accounting change...       (49,347)         (16,016)        (24,499)
Cumulative effect of an accounting change (net of income
  tax benefit of $4,095)................................        (5,840)              --              --
                                                            ----------       ----------        --------
Net loss................................................    $  (55,187)      $  (16,016)       $(24,499)
                                                            ==========       ==========        ========
Preferred dividends.....................................            --               --           4,846
                                                            ----------       ----------        --------
Net loss for common shares..............................    $  (55,187)      $  (16,016)       $(29,345)
                                                            ==========       ==========        ========
Loss per share before cumulative effect of an accounting
  change:
  Basic.................................................    $    (2.10)      $    (0.69)       $  (1.59)
                                                            ==========       ==========        ========
  Diluted...............................................    $    (2.10)      $    (0.69)       $  (1.59)
                                                            ==========       ==========        ========
Loss per share
  Basic.................................................    $    (2.35)      $    (0.69)       $  (1.59)
                                                            ==========       ==========        ========
  Diluted...............................................    $    (2.35)      $    (0.69)       $  (1.59)
                                                            ==========       ==========        ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CONSOLIDATED BALANCE SHEETS

                             AMC ENTERTAINMENT INC.

                                                              MARCH 30,    APRIL 1,
(IN THOUSANDS, EXCEPT SHARE DATA)                                2000        1999
---------------------------------                             ----------   --------
                                      ASSETS
Current assets:
  Cash and equivalents......................................  $  119,305   $ 13,239
  Receivables, net of allowance for doubtful accounts of
    $3,576 as of March 30, 2000 and $540 as of April 1,
    1999....................................................      18,468     18,325
  Reimbursable construction advances........................      10,955     22,317
  Other current assets......................................      45,275     48,707
                                                              ----------   --------
    Total current assets....................................     194,003    102,588

Property, net...............................................     822,295    726,025
Intangible assets, net......................................      15,289     18,723
Other long-term assets......................................     157,218    128,394
                                                              ----------   --------
    Total assets............................................  $1,188,805   $975,730
                                                              ==========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   99,466   $ 69,381
  Construction payables.....................................       6,897     24,354
  Accrued expenses and other liabilities....................     114,037     77,304
  Current maturities of corporate borrowings and capital and
    financing lease obligations.............................       3,205     18,017
                                                              ----------   --------
    Total current liabilities...............................     223,605    189,056
Corporate borrowings........................................     754,105    547,045
Capital and financing lease obligations.....................      65,301     44,558
Other long-term liabilities.................................      87,125     79,606
                                                              ----------   --------
    Total liabilities.......................................   1,130,136    860,265

Stockholders' equity:
  Common Stock, 66 2/3 CENTS par value; 19,447,598 shares
    issued as of March 30, 2000 and April 1, 1999...........      12,965     12,965
  Convertible Class B Stock, 66 2/3 CENTS par value;
    4,041,993 shares issued and outstanding as of March 30,
    2000 and April 1, 1999..................................       2,695      2,695
  Additional paid-in capital................................     106,713    106,713
  Accumulated other comprehensive income....................      (3,812)    (2,690)
  Retained earnings (deficit)...............................     (50,161)     5,026
                                                              ----------   --------
                                                                  68,400    124,709

Less:
  Employee notes for Common Stock purchases.................       9,362      8,875
  Common Stock in treasury, at cost, 20,500 shares as of
    March 30, 2000 and April 1, 1999........................         369        369
                                                              ----------   --------
    Total stockholders' equity..............................      58,669    115,465
                                                              ----------   --------
    Total liabilities and stockholders' equity..............  $1,188,805   $975,730
                                                              ==========   ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             AMC ENTERTAINMENT INC.

                                                              52 WEEKS ENDED    52 WEEKS ENDED    52 WEEKS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         MARCH 30, 2000     APRIL 1, 1999     APRIL 2, 1998
-------------------------------------                         ---------------   ---------------   ---------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................     $(55,187)         $(16,016)         $(24,499)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Restructuring charge....................................        5,629                --                --
    Depreciation and amortization...........................       95,974            89,221            70,117
    Impairment of long-lived assets.........................        5,897             4,935            46,998
    Deferred income taxes...................................      (28,090)            2,562           (37,325)
  Gain on disposition of long-term assets...................         (944)           (2,369)           (3,704)
    Cumulative effect of an accounting change...............        5,840                --                --
    Change in assets and liabilities:
      Receivables...........................................       (1,999)           (5,307)           (3,180)
      Other current assets..................................        4,839           (19,694)           (4,835)
      Accounts payable......................................       15,798            (1,736)            6,066
      Accrued expenses and other liabilities................       26,993            15,118            42,231
      Liabilities for theatre closure.......................        8,804                --                --
    Other, net..............................................        5,473               453              (547)
                                                                 --------          --------          --------
  Net cash provided by operating activities.................       89,027            67,167            91,322
                                                                 --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (274,932)         (260,813)         (389,217)
  Proceeds from sale/leasebacks.............................       69,647                --           283,800
  Investments in real estate................................           --            (8,935)           (4,349)
  Change in reimbursable construction advances..............       13,984            36,171           (25,295)
  Preopening expenditures...................................           --            (8,049)          (10,026)
  Proceeds from disposition of long-term assets.............        6,862            10,255            18,111
  Other, net................................................      (13,953)           (7,946)           (6,761)
                                                                 --------          --------          --------
  Net cash used in investing activities.....................     (198,392)         (239,317)         (133,737)
                                                                 --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under Credit Facility.........      207,000           (27,000)           40,000
  Principal payments under corporate borrowings.............      (14,000)               --                --
  Proceeds from issuance of 9 1/2% Senior Subordinated Notes
    due 2011................................................           --           225,000                --
  Proceeds from financing lease obligations.................       28,666                --                --
  Principal payments under capital and financing lease
    obligations
    and other...............................................       (3,146)           (6,047)           (9,202)
  Change in cash overdrafts.................................       14,287            (1,516)            4,691
  Change in construction payables...........................      (17,457)             (234)           (1,903)
  Funding of employee notes for Common Stock purchases,
    net.....................................................           --            (8,579)               --
  Proceeds from exercise of stock options...................           --                --               647
  Dividends paid on $1.75 Preferred Stock...................           --                --            (5,064)
  Deferred financing costs and other........................         (248)           (6,556)           (1,466)
                                                                 --------          --------          --------
  Net cash provided by financing activities.................      215,102           175,068            27,703
                                                                 --------          --------          --------
  Effect of exchange rate changes on cash and equivalents...          329               440              (122)
                                                                 --------          --------          --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS.............      106,066             3,358           (14,834)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR...................       13,239             9,881            24,715
                                                                 --------          --------          --------
CASH AND EQUIVALENTS AT END OF YEAR.........................     $119,305          $ 13,239          $  9,881
                                                                 ========          ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID (REFUNDED) DURING THE PERIOD FOR:
  Interest (net of amounts capitalized of $7,899, $7,040 and
    $8,264).................................................     $ 62,642          $ 40,928          $ 42,901
  Income taxes, net.........................................       (9,531)            3,267            22,287
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Mortgage note incurred directly for investments in real
    estate..................................................     $     --          $ 14,000                --
  Receivable from sale/leaseback included in reimbursable
    construction advances...................................        2,622                --                --

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AMC ENTERTAINMENT INC.

                                                       $1.75 CUMULATIVE                                     CONVERTIBLE
                                                       PREFERRED STOCK            COMMON STOCK             CLASS B STOCK
                                                    ----------------------   ----------------------   -----------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)       SHARES       AMOUNT      SHARES       AMOUNT       SHARES       AMOUNT
-----------------------------------------------     -----------   --------   -----------   --------   ------------   --------
Balance, April 4, 1997............................    3,303,600   $ 2,202      6,604,469   $ 4,403      11,157,000    $7,438
Comprehensive Income:
  Net loss........................................           --        --             --        --              --        --
  Foreign currency translation adjustment.........           --        --             --        --              --        --
Comprehensive Loss................................
Exercise of options on Common Stock...............           --        --         39,400        26              --        --
$1.75 Preferred Stock conversions                    (1,503,269)   (1,002)     2,591,614     1,728              --        --
Dividends declared: $1.75 Preferred Stock.........           --        --             --        --              --        --
Cancellation of Common and Class B Stock owned by
  Durwood, Inc....................................           --        --     (2,641,951)   (1,762)    (11,157,000)   (7,438)
Issuance of Common and Class B Stock..............           --        --      8,783,289     5,856       5,015,657     3,344
                                                    -----------   -------    -----------   -------    ------------    ------
Balance, April 2, 1998............................    1,800,331     1,200     15,376,821    10,251       5,015,657     3,344
Comprehensive Income:
  Net loss........................................           --        --             --        --              --        --
  Foreign currency translation adjustment.........           --        --             --        --              --        --
Comprehensive Loss................................
$1.75 Preferred Stock conversions                    (1,800,331)   (1,200)     3,097,113     2,065              --        --
Class B Stock conversions.........................           --        --        973,664       649        (973,664)     (649)
Issuance of employee notes for Common Stock
  purchases.......................................           --        --             --        --              --        --
                                                    -----------   -------    -----------   -------    ------------    ------
Balance, April 1, 1999............................           --        --     19,447,598    12,965       4,041,993     2,695
Comprehensive Income:
  Net loss........................................           --        --             --        --              --        --
  Foreign currency translation adjustment.........           --        --             --        --              --        --
  Unrealized loss on marketable securities (net of
    income tax benefit of $44)....................           --        --             --        --              --        --
Comprehensive Loss................................
Accrued interest on employee notes for Common
  Stock purchases.................................           --        --             --        --              --        --
                                                    -----------   -------    -----------   -------    ------------    ------
Balance, March 30, 2000...........................           --   $    --     19,447,598   $12,965       4,041,993    $2,695
                                                    ===========   =======    ===========   =======    ============    ======

                                                                                              EMPLOYEE
                                                                  ACCUMULATED                 NOTES FOR      COMMON STOCK
                                                    ADDITIONAL       OTHER        RETAINED     COMMON         IN TREASURY
                                                     PAID-IN     COMPREHENSIVE    EARNINGS      STOCK     -------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)      CAPITAL         INCOME       (DEFICIT)   PURCHASES    SHARES     AMOUNT
-----------------------------------------------     ----------   --------------   ---------   ---------   --------   --------
Balance, April 4, 1997............................   $107,781       $(2,048)      $ 50,605     $    --     20,500     $(369)
Comprehensive Income:
  Net loss........................................         --            --        (24,499)         --         --        --
  Foreign currency translation adjustment.........         --        (1,641)            --          --         --        --

Comprehensive Loss................................

Exercise of options on Common Stock...............        621            --             --          --         --        --
$1.75 Preferred Stock conversions                        (726)           --             --          --         --        --
Dividends declared: $1.75 Preferred Stock.........         --            --         (5,064)         --         --        --
Cancellation of Common and Class B Stock owned by
  Durwood, Inc....................................         --            --             --          --         --        --
Issuance of Common and Class B Stock..............         --            --             --          --         --        --
                                                     --------       -------       --------     -------    -------     -----
Balance, April 2, 1998............................    107,676        (3,689)        21,042          --     20,500      (369)
Comprehensive Income:
  Net loss........................................         --            --        (16,016)         --         --        --
  Foreign currency translation adjustment.........         --           999             --          --         --        --

Comprehensive Loss................................

$1.75 Preferred Stock conversions                        (963)           --             --          --         --        --
Class B Stock conversions.........................         --            --             --          --         --        --
Issuance of employee notes for Common Stock
  purchases.......................................         --            --             --      (8,875)        --        --
                                                     --------       -------       --------     -------    -------     -----
Balance, April 1, 1999............................    106,713        (2,690)         5,026      (8,875)    20,500      (369)
Comprehensive Income:
  Net loss........................................         --            --        (55,187)         --         --        --
  Foreign currency translation adjustment.........         --        (1,059)            --          --         --        --
  Unrealized loss on marketable securities (net of
    income tax benefit of $44)....................         --           (63)            --          --         --        --

Comprehensive Loss................................

Accrued interest on employee notes for Common
  Stock purchases.................................         --            --             --        (487)        --        --
                                                     --------       -------       --------     -------    -------     -----
Balance, March 30, 2000...........................   $106,713       $(3,812)      $(50,161)    $(9,362)    20,500     $(369)
                                                     ========       =======       ========     =======    =======     =====


                                                        TOTAL
                                                    STOCKHOLDERS'
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)        EQUITY
-----------------------------------------------     -------------
Balance, April 4, 1997............................    $170,012
Comprehensive Income:
  Net loss........................................     (24,499)
  Foreign currency translation adjustment.........      (1,641)
                                                      --------
Comprehensive Loss................................     (26,140)
                                                      --------
Exercise of options on Common Stock...............         647
$1.75 Preferred Stock conversions                           --
Dividends declared: $1.75 Preferred Stock.........      (5,064)
Cancellation of Common and Class B Stock owned by
  Durwood, Inc....................................      (9,200)
Issuance of Common and Class B Stock..............       9,200
                                                      --------
Balance, April 2, 1998............................     139,455
Comprehensive Income:
  Net loss........................................     (16,016)
  Foreign currency translation adjustment.........         999
                                                      --------
Comprehensive Loss................................     (15,017)
                                                      --------
$1.75 Preferred Stock conversions                          (98)
Class B Stock conversions.........................          --
Issuance of employee notes for Common Stock
  purchases.......................................      (8,875)
                                                      --------
Balance, April 1, 1999............................     115,465
Comprehensive Income:
  Net loss........................................     (55,187)
  Foreign currency translation adjustment.........      (1,059)
  Unrealized loss on marketable securities (net of
    income tax benefit of $44)....................         (63)
                                                      --------
Comprehensive Loss................................     (56,309)
                                                      --------
Accrued interest on employee notes for Common
  Stock purchases.................................        (487)
                                                      --------
Balance, March 30, 2000...........................    $(58,669)
                                                      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

    AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in Portugal, Spain, France, Japan, and China (Hong Kong). The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc., and in miscellaneous ventures through other wholly-owned subsidiaries.

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

    FISCAL YEAR: The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. The 2000, 1999 and 1998 fiscal years reflect a 52 week period. Fiscal year 2001 will reflect a 52 week period.

    REVENUES AND FILM EXHIBITION COSTS: Revenues are recognized when admissions and concessions sales are received at the theatres. Film exhibition costs are recognized based on the applicable box office receipts and the terms of the film licenses.

    CASH AND EQUIVALENTS: Cash and equivalents consist of cash on hand and temporary cash investments with original maturities of three months or less. The Company invests excess cash in deposits with major banks and in temporary cash investments. Such investments are made only in instruments issued or enhanced by high quality financial institutions (investment grade or better). Amounts invested in a single institution are limited to minimize risk.

    Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of March 30, 2000 and April 1, 1999 was $28,637,000 and $14,350,000, respectively.

    REIMBURSABLE CONSTRUCTION ADVANCES: Reimbursable construction advances consist of amounts due from developers to fund a portion of the construction costs of new theatres that are to be operated by the Company pursuant to lease agreements. The amounts are repaid by the developers either during construction or shortly after completion of the theatre.

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY: Property is recorded at cost. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods, with respect to certain assets, for income tax purposes. The estimated useful lives are generally as follows:

Buildings and improvements..................................  3 to 40 years
Leasehold improvements......................................  1 to 20 years
Furniture, fixtures and equipment...........................  3 to 10 years

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

    INTANGIBLE ASSETS: Intangible assets are recorded at cost and are comprised of lease rights, amounts assigned to theatre leases assumed under favorable terms, and location premiums on acquired theatres, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the theatres. Accumulated amortization on intangible assets was $33,586,000 and $37,341,000 as of March 30, 2000 and April 1, 1999, respectively.

    OTHER LONG-TERM ASSETS: Other long-term assets are comprised principally of long-term deferred income taxes; investments in real estate and costs incurred in connection with the issuance of debt securities which are being amortized over the respective lives of the issuances.

    PREOPENING EXPENSE: Preopening expense consists primarily of advertising and other start-up costs incurred prior to the operation of new theatres which are expensed as incurred.

    THEATRE CLOSURE EXPENSE: Theatre closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company's closed multiplex theatres. Expected payments to landlords are based on actual or discounted amounts. During fiscal 2000, the Company recognized $16,661,000 of theatre closure expense on 35 multiplexes with 242 screens.

    IMPAIRMENT OF LONG-LIVED ASSETS: As part of the Company's annual budgeting process, management reviews long-lived assets, including intangibles, for impairment or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management will periodically review internal management reports as well as monitor current and potential future competition in its markets for indicators of changes in events or circumstances that indicate impairment of individual theatre assets. Management evaluates its theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment. As a result of this analysis, if the sum of the estimated future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value. The fair value of assets is determined as either the expected selling price less

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) selling costs or the present value of the estimated future cash flows. There is considerable management judgment necessary to determine the future cash flows of a theatre, and accordingly, actual results could vary significantly from such estimates.

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

    During fiscal 2000, the Company recognized a non-cash impairment loss of $5,897,000 ($3,479,000 after tax, or $.15 per share) on 13 multiplexes with 111 screens. The Company expects the future cash flows from these theatres to decline as they face competition from newer megaplexes and plans on closing many of these theatres over the next two years. In fiscal 1999, the Company recognized a non-cash impairment loss of $4,935,000 ($2,912,000 after tax, or $.13 per share) on 24 multiplexes with 186 screens, while in fiscal 1998, the Company recognized an impairment loss of $46,998,000 ($27,728,000 after tax, or $1.50 per share) on 59 multiplexes with 412 screens.

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

    NEW ACCOUNTING PRONOUNCEMENTS: In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company previously capitalized such costs and amortized them over a two-year period. The Company adopted this statement in fiscal 2000,

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 1--THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) which resulted in a cumulative effect adjustment to the Company's results of operations and financial position of $5,840,000 (net of tax benefit of $4,095,000).

    During fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES which was amended by Statement of Financial Accounting Standards No. 138 issued in June 2000. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal years beginning after June 15, 2000. The statement will become effective for the Company in fiscal 2002. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    During fiscal 1999, the Emerging Issues Task Force ("EITF") released Issue No. 97-10, THE EFFECT OF LESSEE INVOLVEMENT IN ASSET CONSTRUCTION. Issue
No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. Historically, the Company has been responsible for the construction of leased theatres and for paying project costs that were in excess of an agreed upon amount to be reimbursed from the developer. Issue
No. 97-10 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. As a result, the Company has recorded $31,055,000 as a financing lease obligation on its Balance Sheet related to these types of projects. The consensus reached in Issue No. 97-10 applies to construction projects committed to after May 21, 1998 and also to those projects that were committed to on May 21, 1998 if construction did not commence by December 31, 1999.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. The Company has reviewed its revenue recognition policies and will make a final evaluation of the impact, if any, of SAB 101 after additional guidance is made public by the SEC staff. Additionally, SAB 101 requires that gains and losses on sale of assets be recorded as a component of operating income. The Company's practice has been to classify these gains and losses as other income and expense. The Company has reclassified gains of $944,000, $2,369,000 and $3,704,000 from other income and expense to be included as a component of operating income in fiscal 2000, 1999 and 1998, respectively.

    PRESENTATION: Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation. General and administrative expenses of the Company's on-screen advertising business have been combined with the costs and expenses of the on-screen advertising business on the consolidated statements of operations.

NOTE 2--MERGER WITH PARENT

    Effective August 15, 1997, the Company completed a merger with its majority stockholder, Durwood, Inc. ("DI"), with the Company remaining as the surviving entity (the "Merger"). In connection with the Merger, 2,641,951 shares of the Company's Common Stock and 11,157,000 shares of the

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 2--MERGER WITH PARENT (CONTINUED)
Company's Class B Stock owned by DI were canceled and the Company issued 8,783,289 shares of its Common Stock and 5,015,657 shares of its Class B Stock to the DI stockholders. The Merger was accounted for as a corporate reorganization and the recorded balances for consolidated assets, liabilities, total stockholders' equity and results of operations were not affected. During fiscal 1998, a company affiliated with Mr. Stanley H. Durwood, then Chairman of the Board of Directors, Chief Executive Officer and majority voting stockholder, and members of his family reimbursed the Company $1,000,000 for expenses related to the Merger.

    In connection with the Merger, the DI stockholders granted a proxy to the Company to vote their shares of the Company's Common Stock for each candidate for the Company's Board of Directors in the same proportion as the aggregate votes cast in such elections by all other holders of the Company's Common Stock not affiliated with the Company, its directors and officers. The proxy will remain in effect until August 15, 2000.

NOTE 3--PROPERTY

    A summary of property is as follows:

(IN THOUSANDS)                                            2000         1999
--------------                                         ----------   ----------
Property owned:
  Land...............................................  $   49,164   $   38,465
  Buildings and improvements.........................     207,119      157,331
  Leasehold improvements.............................     384,142      346,809
  Furniture, fixtures and equipment..................     545,423      514,548
                                                       ----------   ----------
                                                        1,185,848    1,057,153
  Less-accumulated depreciation and amortization.....     376,277      347,692
                                                       ----------   ----------
                                                          809,571      709,461

Property leased under capital leases:
  Buildings and improvements.........................      44,555       61,825
  Less-accumulated amortization......................      31,831       45,261
                                                       ----------   ----------
                                                           12,724       16,564
                                                       ----------   ----------
                                                       $  822,295   $  726,025
                                                       ==========   ==========

    Included in property is $78,681,000 and $97,688,000 of construction in progress as of March 30, 2000 and April 1, 1999, respectively.

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 4--SUPPLEMENTAL BALANCE SHEET INFORMATION

    Other assets and liabilities consist of the following:

(IN THOUSANDS)                                              2000       1999
--------------                                            --------   --------
Other current assets:
  Prepaid rent..........................................  $ 16,498   $ 16,531
  Deferred income taxes.................................    15,226     13,819
  Income taxes receivable...............................     6,428     12,149
  Other.................................................     7,123      6,208
                                                          --------   --------
                                                          $ 45,275   $ 48,707
                                                          ========   ========
Other long-term assets:
  Investments in real estate............................  $ 34,671   $ 34,059
  Deferred financing costs..............................    12,443     13,399
  Deferred income taxes.................................    81,955     51,133
  Preopening costs......................................        --      9,935
  Other.................................................    28,149     19,868
                                                          --------   --------
                                                          $157,218   $128,394
                                                          ========   ========
Accrued expenses and other liabilities:
  Taxes other than income...............................  $ 22,938   $ 16,303
  Interest..............................................    11,777      5,198
  Payroll and vacation..................................     6,082      5,853
  Casualty claims and premiums..........................     6,028      4,817
  Deferred income.......................................    41,104     36,896
  Accrued bonus.........................................     2,799      3,981
  Theatre closure.......................................    16,989         --
  Other.................................................     6,320      4,256
                                                          --------   --------
                                                          $114,037   $ 77,304
                                                          ========   ========

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 5--CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

    A summary of corporate borrowings and capital and financing lease obligations is as follows:

(IN THOUSANDS)                                              2000       1999
--------------                                            --------   --------
$425 million Credit Facility due 2004...................  $330,000   $123,000
9 1/2% Senior Subordinated Notes due 2011...............   225,000    225,000
9 1/2% Senior Subordinated Notes due 2009...............   199,105    199,045
Capital and financing lease obligations, interest
  ranging from 7 1/4% to 20%............................    68,506     48,575
9% Mortgage Note due July 30, 1999......................        --     14,000
                                                          --------   --------
                                                           822,611    609,620
Less-current maturities.................................     3,205     18,017
                                                          --------   --------
                                                          $819,406   $591,603
                                                          ========   ========

    The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. The total commitment under the Credit Facility is
$425 million; however, the Credit Facility contains covenants that limit the Company's ability to incur debt. As of March 30, 2000, the Company had outstanding borrowings of $330,000,000 under the Credit Facility at an average interest rate of 8.7% per annum, and approximately $85,000,000 was available for borrowing under the Credit Facility.

    Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of March 30, 2000, the Company was in compliance with all financial covenants relating to the Credit Facility.

    Costs related to the establishment of the Credit Facility were capitalized and are charged to interest expense over the life of the Credit Facility. Unamortized issuance costs of $2,449,000 as of March 30, 2000 are included in other long-term assets.

    On March 19, 1997, the Company sold $200 million of 9 1/2% Senior Subordinated Notes due 2009 (the "Notes due 2009"). As required by the Indenture to the Notes due 2009, the Company consummated a registered offer on August 5, 1997 to exchange the Notes due 2009 for notes of the Company with terms identical in all material respects to the Notes due 2009. The Notes due 2009 bear interest at the rate of 9 1/2% per annum, payable in March and September. The Notes due 2009 are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 15, 2006, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), each holder of the Notes due 2009 will have the right to require the Company to repurchase such holder's Notes due 2009 at a price equal to 101% of the principal amount thereof plus accrued and

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 5--CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (CONTINUED) unpaid interest to the date of repurchase. The Notes due 2009 are subordinated to all existing and future senior indebtedness, as defined in the Indenture, of the Company.

    The Indenture to the Notes due 2009 contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2009 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of March 30, 2000, the Company was in compliance with all financial covenants relating to the Notes due 2009; however, as of such date, the Company is prohibited from incurring additional indebtedness other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indenture, and paying dividends or making distributions in respect of its capital stock.

    The discount on the Notes due 2009 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2009 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,770,000 as of March 30, 2000 are included in other long-term assets.

    On January 27, 1999, the Company sold $225 million of 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011") in a private offering. As required by the Indenture to the Notes due 2011, the Company consummated a registered offer on May 10, 1999 to exchange the Notes due 2011 for notes of the Company with terms identical in all material respects to the Notes due 2011. The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2011 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2009.

    The Indenture to the Notes due 2011 contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2011 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of March 30, 2000, the Company was in compliance with all financial covenants relating to the Notes due 2011; however, as of such date, the Company is prohibited from incurring additional indebtedness other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indenture, and paying dividends or making distributions in respect of its capital stock.

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 5--CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (CONTINUED)
    Costs related to the issuance of the Notes due 2011 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $5,224,000 as of March 30, 2000 are included in other long-term assets.

    Historically, the Company has been responsible for the construction of leased theatres and for paying project costs that were in excess of an agreed upon amount to be reimbursed from the developer. EITF Issue No. 97-10 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. As a result, the Company has recorded $31,055,000 as financing lease obligations on its Balance Sheet related to these types of projects.

    Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of March 30, 2000, are as follows:

                               CAPITAL AND FINANCING LEASE
                                       OBLIGATIONS
                              ------------------------------
                              MINIMUM                 NET
                               LEASE       LESS     PRESENT    CORPORATE
(IN THOUSANDS)                PAYMENTS   INTEREST    VALUE     BORROWINGS    TOTAL
--------------                --------   --------   --------   ----------   --------
2001........................  $ 12,531   $ 9,326    $ 3,205     $     --    $  3,205
2002........................    12,545     8,763      3,782           --       3,782
2003........................    12,302     8,113      4,189           --       4,189
2004........................    12,296     7,374      4,922           --       4,922
2005........................    11,121     6,566      4,555           --       4,555
Thereafter..................    93,566    45,713     47,853      754,105     801,958
                              --------   -------    -------     --------    --------
Total.......................  $154,361   $85,855    $68,506     $754,105    $822,611
                              ========   =======    =======     ========    ========

    The Company maintains a letter of credit in the normal course of its business. The unused portion of the letter of credit was $5,729,000 as of March 30, 2000.

NOTE 6--STOCKHOLDERS' EQUITY

    The authorized common stock of AMCE consists of two classes of stock. Except for the election of directors, each holder of Common Stock (66 2/3 CENTS par value; 45,000,000 shares authorized) is entitled to one vote per share, and each holder of Class B Stock (66 2/3 CENTS par value; 30,000,000 shares authorized) is entitled to 10 votes per share. Common stockholders voting as a class are presently entitled to elect two of the five members of AMCE's Board of Directors with Class B stockholders electing the remainder.

    Holders of the Company's stock have no pre-emptive or subscription rights. Holders of Common Stock have no conversion rights, but holders of Class B Stock may elect to convert at any time on a share-for-share basis into Common Stock.

    During fiscal 1999, various holders of the Company's $1.75 Cumulative Convertible Preferred Stock (the "Convertible Preferred Stock") converted 1,796,485 shares into 3,097,113 shares of Common Stock at a conversion rate of
1.724 shares of Common Stock for each share of Convertible Preferred Stock. On

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)
April 14, 1998, the Company redeemed the remaining 3,846 shares of Convertible Preferred Stock at a redemption price of $25.75 per share plus accrued and unpaid dividends.

    The Company has authorized 10,000,000 shares of Preferred Stock (66 2/3 CENTS par value), of which no shares are currently issued and outstanding.

    During fiscal 1999, the Company and its then Co-Chairman and Chief Executive Officer, Mr. Stanley H. Durwood, together with his six children (the "Durwood Family Stockholders") completed a registered secondary offering of 3,300,000 shares of Common Stock (the "Secondary Offering") owned by the Durwood Family Stockholders. In connection with the Secondary Offering, Mr. Stanley H. Durwood converted 500,000 shares of Convertible Class B Stock to 500,000 shares of Common Stock. Additionally, pursuant to an agreement with his children, Mr. Stanley H. Durwood converted 473,664 shares of Convertible Class B Stock to Common Stock for delivery to his children. During fiscal 1999, a company affiliated with the Durwood Family Stockholders reimbursed the Company $698,000 for expenses related to the Secondary Offering.

    During fiscal 1999, the Company loaned one of its executive officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in the Secondary Offering. On September 14, 1998, the Company loaned $3,765,000 to another of its executive officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans are unsecured and are due in August and September of 2003, respectively, may be prepaid in part or full without penalty, and are represented by promissory notes which bear interest at a rate (6% per annum) at least equal to the applicable federal rate prescribed by
Section 1274 (d) of the Internal Revenue Code in effect on the date of such loans, payable at maturity. Accrued interest on the loans as of March 30, 2000 was $783,000.

STOCK-BASED COMPENSATION

    In November 1994, AMCE adopted a stock option and incentive plan (the "1994 Plan"). This plan, which expired in 1999 except as to outstanding awards, provided for three basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of stock awards, which may be either performance or restricted stock awards, and
(iii) performance unit awards. The number of shares of Common Stock which may have been sold or granted under the plan may not have exceeded 1,000,000 shares. The 1994 Plan provided that the exercise price for stock options may not have been less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1994 Plan during fiscal 2000 vest 50% at issuance and 50% one year from issuance; options issued under the 1994 Plan during fiscal 1999 vested immediately; and all other options issued under the 1994 Plan vest two years from the date of issuance.

    In December 1999, AMCE adopted a stock option and incentive plan for Outside Directors (the "1999 Outside Directors Plan"). This plan provided for a one-time grant to outside directors of non-qualified stock options and permits directors to receive up to all of their annual cash retainer in options in lieu of cash. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 200,000 shares. The 1999 Outside Directors Plan provides that the exercise price for

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED) stock options be equal to the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1999 Outside Directors Plan during fiscal 2000 vest one year from the date of issuance.

    In December 1999, AMCE adopted a stock option and incentive plan (the "1999 Plan"). This plan provides for three basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options (ii) grants of stock awards, which may be either performance or restricted stock awards, and
(iii) performance unit awards. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 2,100,000 shares. The 1999 Plan provides that the exercise price for stock options may not be less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. No options have been issued under the 1999 Plan.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation other than for performance-based stock awards. In fiscal 1997 and 1996, the Company granted stock awards to certain individuals which were issuable at the end of a performance period ended April 2, 1998 based on certain performance criteria. No performance-based stock awards were earned at the end of the performance period. The Company recognized compensation expense for performance stock awards of ($1,358,000) in 1998. Had compensation expense for the Company's stock options and awards been determined based on the fair value at the grant dates, the Company's net loss and net loss for common shares would have been the following:

(IN THOUSANDS, EXCEPT PER SHARE DATA)              2000       1999       1998
-------------------------------------            --------   --------   --------
Net loss before cumulative effect of an
  accounting change:
  As reported..................................  $(49,347)  $(16,016)  $(24,499)
  Pro forma....................................  $(51,193)  $(17,877)  $(26,007)
Net loss per common share before cumulative
  effect
  of an accounting change:
  As reported..................................  $  (2.10)  $   (.69)  $  (1.59)
  Pro forma....................................  $  (2.18)  $   (.76)  $  (1.67)

    The following table reflects the weighted average fair value per option granted during the year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

                                                            2000          1999          1998
                                                          --------      --------      --------
Fair value on grant date............................       $7.84         $8.07         $9.69
Risk-free interest rate.............................         6.0%          5.2%          6.0%
Expected life (years)...............................           5             5             5
Expected volatility.................................        46.2%         42.7%         42.0%
Expected dividend yield.............................          --            --            --

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option activity under all plans is as follows:

                                              2000                         1999                         1998
                                   --------------------------   --------------------------   --------------------------
                                                  WEIGHTED                     WEIGHTED                     WEIGHTED
                                                  AVERAGE                      AVERAGE                      AVERAGE
                                    NUMBER     EXERCISE PRICE    NUMBER     EXERCISE PRICE    NUMBER     EXERCISE PRICE
                                   OF SHARES     PER SHARE      OF SHARES     PER SHARE      OF SHARES     PER SHARE
                                   ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of
  year...........................    894,850       $14.92        519,850        $12.69        558,500        $12.47
Granted..........................    538,690       $16.23        375,000        $18.01          2,250        $21.21
Canceled.........................     (5,250)          --             --            --         (1,500)       $26.38
Exercised........................         --           --             --            --        (39,400)       $ 9.49
                                   ---------       ------        -------        ------        -------        ------
Outstanding at end of year.......  1,428,290       $15.41        894,850        $14.92        519,850        $12.69
                                   =========       ======        =======        ======        =======        ======
Exercisable at end of year.......  1,124,600       $15.38        893,725        $14.91        487,975        $11.90
                                   =========       ======        =======        ======        =======        ======
Available for grant at end of
  year...........................  2,231,310                     470,750                      845,750
                                   =========                     =======                      =======

    The following table summarizes information about stock options as of March 30, 2000:

                                      OUTSTANDING STOCK OPTIONS
                           -----------------------------------------------    EXERCISABLE STOCK OPTIONS
                                       WEIGHTED-AVERAGE                      ----------------------------
RANGE OF                    NUMBER        REMAINING       WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE
EXERCISE PRICES            OF SHARES   CONTRACTUAL LIFE    EXERCISE PRICE    OF SHARES    EXERCISE PRICE
---------------            ---------   ----------------   ----------------   ---------   ----------------
$9.25 to $12.50..........    517,290   4.8 years               $ 9.84          423,600        $ 9.66
$14.50 to $20.75.........    820,500   8.7 years               $17.79          610,500        $17.82
$22.13 to $26.38.........     90,500   6.1 years               $25.49           90,500        $25,50
                           ---------      ---------            ------        ---------        ------
$9.25 to $26.38..........  1,428,290   7.1 years               $15.40        1,124,600        $15.36
                           =========      =========            ======        =========        ======

NOTE 7--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2000       1999       1998
-------------------------------------                         --------   --------   --------
Numerator:
  Net loss before cumulative effect of an accounting
    change..................................................  $(49,347)  $(16,016)  $(24,499)
  Less: Preferred dividends.................................        --         --      4,846
                                                              --------   --------   --------
  Net loss for basic and diluted earnings per share.........  $(49,347)  $(16,016)  $(29,345)
                                                              ========   ========   ========
Denominator:
  Shares for basic and diluted earnings per share--average
    shares outstanding......................................    23,469     23,378     18,477
                                                              ========   ========   ========
Basic loss per share before cumulative effect of an
  accounting change.........................................  $  (2.10)  $   (.69)  $  (1.59)
                                                              ========   ========   ========
Diluted earnings per share before cumulative effect of an
  accounting change.........................................  $  (2.10)  $   (.69)  $  (1.59)
                                                              ========   ========   ========

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

    In 1998, dividends and shares from conversion of Convertible Preferred Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive. Shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive. In 1998, contingently issuable shares were excluded from the diluted earnings per share calculation because the conditions necessary for their issuance were not satisfied.

NOTE 8--INCOME TAXES

    Income tax provision reflected in the Consolidated Statements of Operations for the three years ended March 30, 2000 consists of the following components:

(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
Current:
  Federal...................................................  $ (1,485)   (11,776)  $ 15,600
  Foreign...................................................        --         --         --
  State.....................................................    (2,325)    (1,286)     5,125
                                                              --------   --------   --------
    Total current...........................................    (3,810)   (13,062)    20,725

Deferred:
  Federal...................................................   (26,395)     4,149    (31,860)
  Foreign...................................................    (2,419)    (1,589)        --
  State.....................................................    (3,371)         2     (5,465)
                                                              --------   --------   --------
    Total deferred..........................................   (32,185)     2,562    (37,325)
                                                              --------   --------   --------
Total provision.............................................   (35,995)   (10,500)   (16,600)
Tax benefit of cumulative effect of an accounting change....     4,095         --         --
                                                              --------   --------   --------
Total provision before cumulative effect of an accounting
  change....................................................  $(31,900)  $(10,500)  $(16,600)
                                                              ========   ========   ========

    The difference between the effective tax rate on earnings (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

                                                                2000          1999          1998
                                                              --------      --------      --------
Federal statutory rate......................................   (35.0)%       (35.0)%       (35.0)%
State income taxes, net of federal tax benefit..............    (4.6)         (6.0)         (6.2)
Other, net..................................................      .3           1.4            .8
                                                               -----         -----         -----
Effective tax rate..........................................   (39.3)%       (39.6)%       (40.4)%
                                                               =====         =====         =====

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 8--INCOME TAXES (CONTINUED)
    The significant components of deferred income tax assets and liabilities as of March 30, 2000 and April 1, 1999 are as follows:

                                                                  2000                     1999
                                                         ----------------------   ----------------------
                                                          DEFERRED INCOME TAX      DEFERRED INCOME TAX
(IN THOUSANDS)                                            ASSETS    LIABILITIES    ASSETS    LIABILITIES
--------------                                           --------   -----------   --------   -----------
Property...............................................  $   976       $ --       $19,196      $   --
Capital lease obligations..............................    9,816         --        12,928          --
Accrued reserves and liabilities.......................   24,707         --        12,368          --
Deferred rents.........................................   12,193         --        11,562          --
Alternative minimum tax credit carryover...............   10,853         --         7,532          --
Preopening costs.......................................       --         --            --       3,821
Net operating loss carryforward........................   33,031         --            --          --
Other..................................................    6,863        928         5,932         745
                                                         -------       ----       -------      ------
Total..................................................   98,439        928        69,518       4,566
Less: Valuation allowance..............................      330         --            --          --
                                                         -------       ----       -------      ------
Net....................................................   98,109        928        69,518       4,566
Less: Current deferred income taxes....................   15,226         --        13,819
                                                         -------       ----       -------      ------
Total noncurrent deferred income taxes.................  $82,883       $928       $55,699      $4,566
                                                         =======       ====       =======      ======
Net noncurrent deferred income taxes...................  $81,955                  $51,133
                                                         =======                  =======

    The Company's foreign subsidiaries have net operating loss carryforwards in Portugal, Spain and the United Kingdom aggregating $9,700,000, $320,000 of which may be carried forward indefinitely and the balance of which expires from 2004 through 2007. The Company's Federal income tax loss carryforward of $76,105,000 expires in 2020. The Company's state income tax loss carryforwards of $106,600,000 may be used over various periods ranging from 5 to 20 years.

    Management believes it is more likely than not that the Company will realize future taxable income sufficient to utilize its deferred tax assets, however, as of March 30, 2000, management believed it was more likely than not that certain deferred tax assets related to state tax net operating loss carryforwards would not be realized due to uncertainties as to the timing and amounts of future taxable income. Accordingly a valuation allowance of $330,000 was established. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 9--LEASES

    The majority of the Company's operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 13 to 25 years, with certain leases containing options to extend the leases for up to an additional 20 years. The leases provide for fixed rentals and/or rentals based on revenues with a guaranteed minimum. The majority of the leases provide that the Company will pay all, or substantially all, taxes, maintenance, insurance and certain other operating expenses. Assets held under capital lease obligations are included in property.

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 9--LEASES (CONTINUED)
    During fiscal 1998, the Company sold the real estate assets associated with 13 megaplexes to Entertainment Properties Trust ("EPT"), a real estate investment trust, for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for this transaction as a sale and leaseback in accordance with Statement of Financial Accounting Standards No. 98, ACCOUNTING FOR LEASES. The land and building and improvements have been removed from the Balance Sheet and a gain of $15,130,000 on the sales has been deferred and is being amortized to rent expense over the life of the leases. The Company leases four additional theatres from EPT under the same terms as those included in the Sale and Lease Back Transaction. Annual rentals for these four theatres are based on an estimated fair value of $95,100,000 for the theatres.

    During fiscal 2000, the Company sold the building and improvements associated with one of its megaplex theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. The Company has granted an option to EPT to acquire the land at this theatre for the cost to the Company. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property.

    The Chairman of the Board, Chief Executive Officer and President of AMCE is also the Chairman of the Board of Trustees of EPT.

    During fiscal 2000 and 1999, the Company entered into master lease agreements for approximately $21,200,000 and $25,000,000, respectively, of equipment necessary to fixture certain theatres. The master lease agreements have a term of six years and include early termination and purchase options. The Company classifies these leases as operating leases.

    Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 30, 2000:

(IN THOUSANDS)
--------------
2001........................................................  $  197,816
2002........................................................     198,310
2003........................................................     196,771
2004........................................................     195,254
2005........................................................     193,772
Thereafter..................................................   2,039,242
                                                              ----------
Total minimum payments required.............................  $3,021,165
                                                              ==========

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 9--LEASES (CONTINUED)
    The Company has also entered into agreements to lease space for the operation of theatres not yet fully constructed. The scheduled completion of construction and theatre openings are at various dates during fiscal 2001. The future minimum rental payments required under the terms of these leases total approximately $385 million.

    The Company records rent expense on a straight-line basis over the term of the lease. Included in long-term liabilities as of March 30, 2000 and April 1, 1999 is $35,001,000 and $28,201,000, respectively, of deferred rent representing pro rata future minimum rental payments for leases with scheduled rent increases.

    Rent expense is summarized as follows:

(IN THOUSANDS)                                    2000       1999       1998
--------------                                  --------   --------   --------
Minimum rentals...............................  $176,315   $150,891   $ 94,103
Common area expenses..........................    17,318     14,087     12,011
Percentage rentals based on revenues..........     2,899      2,783      2,869
Furniture, fixtures and equipment rentals.....     5,109        469         --
                                                --------   --------   --------
                                                $201,641   $168,230   $108,983
                                                ========   ========   ========

NOTE 10--EMPLOYEE BENEFIT PLANS

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

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 10--EMPLOYEE BENEFIT PLANS (CONTINUED)

    Net periodic benefit cost for the plans consists of the following:

                                                              PENSION BENEFITS                  OTHER BENEFITS
                                                       ------------------------------   ------------------------------
(IN THOUSANDS)                                           2000       1999       1998       2000       1999       1998
--------------                                         --------   --------   --------   --------   --------   --------
Components of net periodic benefit cost:
Service cost.........................................  $ 2,118    $ 1,910     $1,739      $257       $234       $229
Interest cost........................................    1,905      1,612      1,344       232        247        218
Expected return on plan assets.......................   (1,257)    (1,118)      (932)       --         --         --
Recognized net actuarial (gain) loss.................      103         --        (36)      (21)        --         --
Amortization of unrecognized transition obligation...      231        231        231        50         50         50
                                                       -------    -------     ------      ----       ----       ----
Net periodic benefit cost............................  $ 3,100    $ 2,635     $2,346      $518       $531       $497
                                                       =======    =======     ======      ====       ====       ====

The following tables set forth the plans' change in benefit obligations and plan assets and the accrued liability for benefit cost included in the Consolidated Balance Sheets for the years ended March 30, 2000 and April 1, 1999:

                                              PENSION BENEFITS             OTHER BENEFITS
                                           ----------------------      ----------------------
(IN THOUSANDS)                               2000          1999          2000          1999
--------------                             --------      --------      --------      --------
Change in benefit obligation:
Benefit obligation at beginning of
  year...................................  $29,622       $23,301        $3,105        $3,328
Service cost.............................    2,118         1,910           257           234
Interest cost............................    1,905         1,612           232           247
Plan participants' contributions.........       --            --            23            23
Actuarial (gain) loss....................   (9,366)        3,590           650          (695)
Benefits paid............................   (1,387)         (791)          (68)          (32)
                                           -------       -------        ------        ------
Benefit obligation at end of year........  $22,892       $29,622        $4,199        $3,105
                                           =======       =======        ======        ======

                                           PENSION BENEFITS       OTHER BENEFITS
                                          -------------------   -------------------
(IN THOUSANDS)                              2000       1999       2000       1999
--------------                            --------   --------   --------   --------
Change in plan assets:
Fair value of plan assets at beginning
  of year...............................  $ 15,043   $ 12,991   $    --    $    --
Actual return on plan assets............       755      1,527        --         --
Employer contribution...................     1,352      1,316        45          9
Plan participants' contributions........        --         --        23         23
Benefits paid...........................    (1,387)      (791)      (68)       (32)
                                          --------   --------   -------    -------
                                          $ 15,763   $ 15,043   $    --    $    --
                                          ========   ========   =======    =======
Accrued liability for benefit cost:
Funded status...........................  $ (7,129)  $(14,579)  $(4,199)   $(3,105)
Unrecognized net actuarial (gain)
  loss..................................    (5,143)     3,823       221       (500)
Unrecognized prior service cost.........     1,523      1,753       497        597
                                          --------   --------   -------    -------
Accrued benefit cost....................  $(10,749)  $ (9,003)  $(3,481)   $(3,008)
                                          ========   ========   =======    =======

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 10--EMPLOYEE BENEFIT PLANS (CONTINUED)
    The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $22,892,000 and $15,763,000, respectively, as of March 30, 2000; and $29,622,000 and $15,043,000, respectively, as of April 1, 1999.

    The assumptions used in computing the preceding information are as follows:

                                                         PENSION
                                                         BENEFITS                 OTHER BENEFITS
                                                  ----------------------      ----------------------
(IN THOUSANDS)                                      2000          1999          2000          1999
--------------                                    --------      --------      --------      --------
Weighted-average assumptions:
Discount rate...................................    7.25%         6.50%         8.00%         7.00%
Expected return on plan assets..................    8.50%         8.50%           --            --
Rate of compensation increase...................    6.00%         6.00%         6.50%         6.50%

    For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2000 was 12.0% for medical and 4.25% for dental. The rates were assumed to decrease gradually to 5.0% for medical and 3.0% for dental at 2014 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 30, 2000 by $893,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2000 by $167,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement expense for fiscal 2000 by $731,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2000 by $129,000.

    The Company sponsors a voluntary thrift savings plan covering the same employees eligible for the pension plan. Since inception of the savings plan, the Company has matched 50% of each eligible employee's elective contributions, limited to 3% of the employee's salary. The Company's expense under the thrift savings plan was $1,373,000, $1,319,000, and $1,308,000 for fiscal 2000, 1999 and 1998, respectively.

NOTE 11--CONTINGENCIES

    The Company, in the normal course of business, is party to various legal actions. Management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

NOTE 12--THEATRE CLOSURE AND DISPOSITION OF ASSETS

    The Company has provided reserves for estimated losses from theatres which have been closed and from discontinuing the operation of fast food restaurants.

    During fiscal 2000, the Company discontinued operation of 35 multiplexes with 242 screens. As of March 30, 2000, the Company has reserved $16,989,000 related to 19 of these multiplexes with 142 screens for which lease terminations have not been consummated. The Company is obligated under long-term

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 12--THEATRE CLOSURE AND DISPOSITION OF ASSETS (CONTINUED) lease commitments with remaining terms of up to nine years. As of March 30, 2000, the base rents aggregated approximately $5,246,000 annually, and $22,191,000 over the remaining terms of the leases.

    In conjunction with the opening of certain new theatres in 1986 through 1988, the Company expanded its food services by leasing additional space adjacent to those theatres to operate specialty fast food restaurants. The Company discontinued operating the restaurants due to unprofitability. The Company continues to sub-lease or convert to other uses the space leased for these restaurants. The Company is obligated under non-cancelable long-term lease commitments with remaining terms of up to 11 years. As of March 30, 2000, the base rents aggregated approximately $956,000 annually, and $6,641,000 over the remaining terms of the leases. As of March 30, 2000, the Company had subleased approximately 55% of the space with remaining terms ranging from three months to 129 months. Non-cancelable subleases aggregated approximately $701,000 annually, and $3,482,000 over the remaining terms of the subleases.

NOTE 13--RESTRUCTURING CHARGE

    On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 after tax or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,300,000, lease termination costs of $700,000 and the write-down of property of $6,000,000. As of September 30, 1999, the Company recorded $7,200,000 in accrued expenses and other liabilities related to these charges. The Company anticipates that all of the remaining restructuring costs will be paid in fiscal 2001.

    The severance and other employee related costs result from a workforce reduction of 128 employees primarily at the Company's divisional offices and at its corporate headquarters. Lease termination costs were incurred in connection with the closure of the three divisional operations offices prior to their lease expiration dates. The write down of property was related to capitalized pre-development costs for certain retail/entertainment projects.

    The activity impacting the accrual for restructuring charge is summarized below:

                               SEVERANCE AND                         LEASE
                               OTHER EMPLOYEE   PRE-DEVELOPMENT   TERMINATION
                               RELATED COSTS         COSTS           COSTS       TOTAL
                               --------------   ---------------   -----------   --------
Balance as of September 30,
  1999.......................      $5,233           $1,331            $667       $7,231
Cash Payments................      (4,805)          (1,212)           (354)      (6,371)
Expense......................         122             (119)             (3)          --
                                   ------           ------            ----       ------
Balance as of March 30,
  2000.......................      $  550           $   --            $310       $  860
                                   ======           ======            ====       ======

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. The fair value of publicly held corporate borrowings was based upon quoted market prices. For other corporate borrowings, the fair value was based upon rates available to the Company from bank loan agreements or rates based upon the estimated premium over U.S. treasury notes with similar average maturities. The fair values of Employee Notes for Common Stock purchases are based upon the current applicable federal rate prescribed by Section 1274(d) of the Internal Revenue Code.

    The estimated fair values of the Company's financial instruments are as follows:

                                               2000                  1999
                                        -------------------   -------------------
                                        CARRYING     FAIR     CARRYING     FAIR
(IN THOUSANDS)                           AMOUNT     VALUE      AMOUNT     VALUE
--------------                          --------   --------   --------   --------
Financial assets:
Cash and equivalents..................  $119,305   $119,305   $13,239    $13,239
Employee Notes for Common Stock
  purchases...........................     9,362      8,938     8,875      8,875
Financial liabilities:
Cash overdrafts.......................  $ 28,637   $ 28,637   $14,350    $14,350
Corporate borrowings..................   754,105    549,410   561,045    545,000

NOTE 15--OPERATING SEGMENTS

    The Company has identified three reportable segments around differences in products and services and geographical areas. North America and International theatrical exhibition operations are identified as separate segments based on dissimilarities in international markets from North America. On-screen advertising and other are identified as a separate segment due to differences in products and services offered.

    The Company evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is net earnings
(loss) before income taxes, cumulative effect of an accounting change, interest, depreciation and amortization and adjusted for impairment losses, restructuring charge, preopening expense, theatre closure expense, gain (loss) on disposition of assets and equity in earnings of unconsolidated affiliates ("Adjusted EBITDA"). The Company evaluates Adjusted EBITDA generated by its segments in a number of manners, of which the primary measure is a comparison of segment Adjusted EBITDA to segment property.

    The Company's segments follow the same accounting policies as discussed in
Note 1 to the Consolidated Financial Statements on page 34.

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 15--OPERATING SEGMENTS (CONTINUED)
    Information about the Company's operations by operating segment is as follows:

REVENUES (IN THOUSANDS)                         2000         1999        1998
-----------------------                      ----------   ----------   --------
North American theatrical exhibition.......  $1,062,774   $  951,457   $797,730
International theatrical exhibition........      60,177       39,817     27,969
On-screen advertising and other............      43,991       32,182     25,051
                                             ----------   ----------   --------
Total revenues.............................  $1,166,942   $1,023,456   $850,750
                                             ==========   ==========   ========

ADJUSTED EBITDA (IN THOUSANDS)                    2000       1999       1998
------------------------------                  --------   --------   --------
North American theatrical exhibition..........  $167,042   $156,302   $155,764
International theatrical exhibition...........    (1,387)     2,333      1,971
On-screen advertising and other...............      (628)     1,283       (731)
                                                --------   --------   --------
Total segment Adjusted EBITDA.................   165,027    159,918    157,004
General and administrative....................    47,407     52,321     47,860
                                                --------   --------   --------
Total Adjusted EBITDA.........................  $117,620   $107,597   $109,144
                                                ========   ========   ========

PROPERTY (IN THOUSANDS)                         2000         1999        1998
-----------------------                      ----------   ----------   --------
North American theatrical exhibition.......  $1,018,272   $  919,185   $758,391
International theatrical exhibition........      75,153       51,779     17,320
On-screen advertising and other............      12,812       11,081     10,938
                                             ----------   ----------   --------
Total segment property.....................   1,106,237      982,045    786,649
Construction in progress...................      78,681       97,688     76,698
Corporate..................................      45,485       39,245     32,402
                                             ----------   ----------   --------
Total property(1)..........................  $1,230,403   $1,118,978   $895,749
                                             ==========   ==========   ========

CAPITAL EXPENDITURES (IN THOUSANDS)               2000       1999       1998
-----------------------------------             --------   --------   --------
North American theatrical exhibition..........  $193,994   $144,835   $337,197
International theatrical exhibition...........    22,989     30,560      3,121
On-screen advertising and other...............     1,733      1,884      2,968
                                                --------   --------   --------
Total segment capital expenditures............   218,716    177,279    343,286
Construction in progress......................    44,713     79,351     45,084
Corporate.....................................    11,503      4,183        847
                                                --------   --------   --------
Total capital expenditures....................  $274,932   $260,813   $389,217
                                                ========   ========   ========

------------------------

(1) Property is comprised of land, buildings and improvements, leasehold improvements and furniture, fixtures and equipment.

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 15--OPERATING SEGMENTS (CONTINUED)

    A reconciliation of loss before income taxes to Adjusted EBITDA is as follows:

(IN THOUSANDS)                                                  2000        1999        1998
--------------                                                ---------   ---------   ---------
Loss before income taxes and cumulative effect of an
  accounting change.........................................  $ (81,247)  $ (26,516)  $ (41,099)

Plus:
  Interest expense..........................................     62,703      38,628      35,679
  Depreciation and amortization.............................     95,974      89,221      70,117
  Impairment of long-lived assets...........................      5,897       4,935      46,998
  Restructuring charge......................................     12,000          --          --
  Preopening expense........................................      6,795       2,265       2,243
  Theatre closure expense...................................     16,661       2,801          --
  Gain on disposition of assets.............................       (944)     (2,369)     (3,704)
  Investment income.........................................       (219)     (1,368)     (1,090)
                                                              ---------   ---------   ---------

Total Adjusted EBITDA.......................................  $ 117,620   $ 107,597   $ 109,144
                                                              =========   =========   =========

    Information about the Company's revenues and assets by geographic area is as follows:

REVENUES (IN THOUSANDS)                                         2000         1999        1998
-----------------------                                      ----------   ----------   --------
United States..............................................  $1,087,765   $  980,911   $822,781
Canada.....................................................      19,000        2,728         --
Japan......................................................      31,295       25,174     20,101
China (Hong Kong)..........................................       8,723        2,098         --
Portugal...................................................       8,538        8,855      7,868
Spain......................................................      10,161        3,690         --
France.....................................................       1,460           --         --
                                                             ----------   ----------   --------

Total revenues.............................................  $1,166,942   $1,023,456   $850,750
                                                             ==========   ==========   ========

PROPERTY (IN THOUSANDS)                                         2000         1999        1998
-----------------------                                      ----------   ----------   --------
United States..............................................  $1,101,533   $1,028,663   $870,621
Canada.....................................................      42,528       30,930      1,695
Japan......................................................      32,395       15,587      5,898
China (Hong Kong)..........................................      10,993       10,353      1,318
Portugal...................................................      11,731       13,019     12,532
Spain......................................................      23,652       20,426      3,685
France.....................................................       6,333           --         --
Taiwan.....................................................       1,238           --         --
                                                             ----------   ----------   --------

Total property.............................................  $1,230,403   $1,118,978   $895,749
                                                             ==========   ==========   ========

                             AMC ENTERTAINMENT INC.

            YEARS (52 WEEKS) ENDED MARCH 30, 2000, APRIL 1, 1999 AND
                                 APRIL 2, 1998

NOTE 16--RELATED PARTY TRANSACTIONS

    As a Successor Trustee of the Durwood Voting Trust established under the 1992 Durwood, Inc. Voting Trust Agreement dated December 12, 1992, as amended and restated as of August 12, 1997 (the "Voting Trust"), with shared voting powers over shares held in the Voting Trust, Mr. Raymond F. Beagle, Jr. may be deemed to beneficially own all of the Company's Convertible Class B Stock.
Mr. Beagle serves as general counsel to the Company under a retainer agreement which provides for annual payments of $360,000. The agreement provides for severance payments equal to three times the annual retainer upon termination of the agreement by the Company or a change in control approved by Common Stockholders. The agreement also provides for deferred payments from a previously established rabbi trust in a formula amount ($28,285 monthly as of March 30, 2000) for a period of twelve years after termination of services or a change in control. During fiscal 2000, the Company approved a $250,000 discretionary deferred bonus which has been paid to the rabbi trust.

    Lathrop & Gage L.C., a law firm of which Mr. Raymond F. Beagle, Jr. is a member, renders legal services to the Company and its subsidiaries. During fiscal 2000, the Company paid Lathrop & Gage L.C. $2,617,000 for such services.

                      STATEMENTS OF OPERATIONS BY QUARTER
                             AMC ENTERTAINMENT INC.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  JULY 1,    JULY 2,    SEPTEMBER 30,   OCTOBER 1,   DEC. 30,   DEC. 31,   MAR. 30,
(UNAUDITED)                                 1999       1998         1999           1998        1999       1998       2000
----------------------------------------  --------   --------   -------------   ----------   --------   --------   --------
Admissions...........................     $187,882   $155,020      $219,749      $188,739    $183,800   $165,812   $171,652
Concessions..........................       83,713     73,817        95,499        88,745      78,420     77,436     72,223
Other theatre........................        5,089      4,362         6,849         4,689       9,627      7,032      8,448
Other................................        9,876      6,917        11,588         8,023      13,126      9,417      9,401
                                          --------   --------      --------      --------    --------   --------   --------
Total revenues.......................      286,560    240,116       333,685       290,196     284,973    259,697    261,724
Film exhibition costs................      109,548     85,208       121,545       104,196      98,693     88,839     87,950
Concession costs.....................       12,691     11,450        14,898        13,693      11,406     13,356     11,731
Theatre operating expense............       67,009     64,107        71,123        65,078      70,787     65,578     81,153
Rent.................................       47,877     37,952        48,636        39,450      49,594     41,663     52,655
Other................................       10,695      6,366        11,794         6,997      11,606      8,999     10,524
General and administrative...........       13,211     13,145        12,284        14,136      12,873     12,753      9,039
Preopening expense...................        1,273        385         2,024           388       1,914      1,209      1,584
Theatre closure expense..............        9,646         --         2,046         2,801       2,251         --      2,718
Restructuring charge.................           --         --        12,000            --          --         --         --
Depreciation and amortization........       20,657     20,342        23,029        21,030      24,620     23,100     27,668
Impairment of long-lived assets......           --         --            --            --          --         --      5,897
(Gain) loss on disposition of assets...       (183)    (1,393)         (144)           35        (635)      (901)        18
                                          --------   --------      --------      --------    --------   --------   --------
Total costs and expenses.............      292,424    237,562       319,235       267,804     283,109    254,596    290,937
                                          --------   --------      --------      --------    --------   --------   --------
Operating income (loss)..............       (5,864)     2,554        14,450        22,392       1,864      5,101    (29,213)
Interest expense.....................       13,471      8,546        14,401         8,322      16,630      9,349     18,201
Investment income (loss).............          486        286          (386)          365        (311)       434        430
                                          --------   --------      --------      --------    --------   --------   --------
Earnings (loss) before income taxes and
  cumulative effect of an accounting
  change.............................      (18,849)    (5,706)         (337)       14,435     (15,077)    (3,814)   (46,984)
Income tax provision.................       (7,700)    (2,650)         (135)        6,550      (6,165)    (2,100)   (17,900)
                                          --------   --------      --------      --------    --------   --------   --------
Earnings (loss) before cumulative effect
  of an accounting change............      (11,149)    (3,056)         (202)        7,885      (8,912)    (1,714)   (29,084)
Cumulative effect of an accounting
  change (net of income tax benefit of
  $4,095)............................       (5,840)        --            --            --          --         --         --
                                          --------   --------      --------      --------    --------   --------   --------
Net earnings (loss)..................     $(16,989)  $ (3,056)     $   (202)     $  7,885    $ (8,912)  $ (1,714)  $(29,084)
                                          ========   ========      ========      ========    ========   ========   ========
Earnings (loss) per share before
  cumulative effect of an accounting
  change:
Basic................................     $  (0.48)  $  (0.13)     $  (0.01)     $   0.34    $  (0.38)  $  (0.07)  $  (1.24)
                                          ========   ========      ========      ========    ========   ========   ========
Diluted..............................     $  (0.48)  $  (0.13)     $  (0.01)     $   0.33    $  (0.38)  $  (0.07)  $  (1.24)
                                          ========   ========      ========      ========    ========   ========   ========
Earnings (loss) per share:
Basic................................     $  (0.72)  $  (0.13)     $  (0.01)     $   0.34    $  (0.38)  $  (0.07)  $  (1.24)
                                          ========   ========      ========      ========    ========   ========   ========
Diluted..............................     $  (0.72)  $  (0.13)     $  (0.01)     $   0.33    $  (0.38)  $  (0.07)  $  (1.24)
                                          ========   ========      ========      ========    ========   ========   ========

                                                           FISCAL YEAR
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)  APRIL 1,   -----------------------
(UNAUDITED)                                 1999        2000         1999
----------------------------------------  --------   ----------   ----------
Admissions...........................     $152,590   $  763,083   $  662,161
Concessions..........................       67,349      329,855      307,347
Other theatre........................        5,683       30,013       21,766
Other................................        7,825       43,991       32,182
                                          --------   ----------   ----------
Total revenues.......................      233,447    1,166,942    1,023,456
Film exhibition costs................       80,194      417,736      358,437
Concession costs.....................       10,188       50,726       48,687
Theatre operating expense............       65,382      290,072      260,145
Rent.................................       46,305      198,762      165,370
Other................................        8,537       44,619       30,899
General and administrative...........       12,287       47,407       52,321
Preopening expense...................          283        6,795        2,265
Theatre closure expense..............           --       16,661        2,801
Restructuring charge.................           --       12,000           --
Depreciation and amortization........       24,749       95,974       89,221
Impairment of long-lived assets......        4,935        5,897        4,935
(Gain) loss on disposition of assets...       (110)        (944)      (2,369)
                                          --------   ----------   ----------
Total costs and expenses.............      252,750    1,185,705    1,012,712
                                          --------   ----------   ----------
Operating income (loss)..............      (19,303)     (18,763)      10,744
Interest expense.....................       12,411       62,703       38,628
Investment income (loss).............          283          219        1,368
                                          --------   ----------   ----------
Earnings (loss) before income taxes and
  cumulative effect of an accounting
  change.............................      (31,431)     (81,247)     (26,516)
Income tax provision.................      (12,300)     (31,900)     (10,500)
                                          --------   ----------   ----------
Earnings (loss) before cumulative effect
  of an accounting change............      (19,131)     (49,347)     (16,016)
Cumulative effect of an accounting
  change (net of income tax benefit of
  $4,095)............................           --       (5,840)          --
                                          --------   ----------   ----------
Net earnings (loss)..................     $(19,131)  $  (55,187)  $  (16,016)
                                          ========   ==========   ==========
Earnings (loss) per share before
  cumulative effect of an accounting
  change:
Basic................................     $  (0.82)  $    (2.10)  $    (0.69)
                                          ========   ==========   ==========
Diluted..............................     $  (0.82)  $    (2.10)  $    (0.69)
                                          ========   ==========   ==========
Earnings (loss) per share:
Basic................................     $  (0.82)  $    (2.35)  $    (0.69)
                                          ========   ==========   ==========
Diluted..............................     $  (0.82)  $    (2.35)  $    (0.69)
                                          ========   ==========   ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Directors and Executive Officers of the Company are as follows:

NAME                    AGE(1)                             POSITIONS
----                   --------   ------------------------------------------------------------
Peter C. Brown.......     41      Chairman of the Board, Chief Executive Officer and Director
                                  (AMCE and AMC); President (AMCE)

Charles J. Egan,          67      Director (AMCE)
Jr...................

W. Thomas Grant, II..     49      Director (AMCE)

Charles S. Paul......     51      Director (AMCE)

Paul E. Vardeman.....     70      Director (AMCE)

Philip M.                 53      Executive Vice President (AMCE); President, Chief Operating
Singleton............             Officer and Director (AMC)

John D. McDonald.....     42      Executive Vice President, North American Operations (AMC)

Mark A. McDonald.....     41      Executive Vice President, International Operations (AMC
                                  Entertainment International, Inc.)

Richard M. Fay.......     50      President (AMC Film Marketing, a division of AMC)

Richard T. Walsh.....     46      Executive Vice President, Film Operations (AMC Film
                                  Marketing,
                                  a division of AMC)

Craig R. Ramsey......     48      Senior Vice President, Finance, Chief Financial Officer and
                                  Chief Accounting Officer (AMCE and AMC); Director (AMC)

James V. Beynon......     52      Senior Vice President and Treasurer (AMCE and AMC)

------------------------

(1) As of May 12, 2000.

    All directors are elected annually and each holds office until his successor has been duly elected and qualified or his earlier resignation or removal. There are no family relationships between any Director and any Executive Officer of the Company.

    All current Executive Officers of AMCE and its subsidiaries hold such offices at the pleasure of AMCE's Board of Directors, subject, in the case of Messrs. Brown, Singleton, John D. McDonald, Mark A. McDonald, Fay, Walsh and Ramsey, to rights under their respective employment agreements. There are no family relationships between any Executive Officers except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

    Mr. Peter C. Brown has served as a Director of AMCE and AMC since
November 12, 1992. Mr. Brown was elected Chairman of the Board and Chief Executive Officer of AMCE on July 15, 1999 and Chairman of the Board and Chief Executive Officer of AMC on September 29, 1999. Mr. Brown served as Co-Chairman of the Board of AMCE from May 15, 1998 through July 14, 1999. Mr. Brown was elected President of AMCE on January 10, 1997. Mr. Brown served as Executive Vice President of AMCE from August 3, 1994 to January 10, 1997 and as Executive Vice President of AMC from August 3, 1994 to September 28, 1999. Mr. Brown also serves as Chairman of the Board of Trustees of Entertainment Properties Trust, a real estate investment trust, and serves on the Board of Directors of LabONE, Inc. Mr. Brown also serves as a member of the Board of Trustees of Rockhurst High School, serves on the Board of Directors of the Greater Kansas City Chamber of Commerce and is a member of the Board of

Advisors for the University of Kansas School of Business. Mr. Brown is also a member of the Civic Council of Greater Kansas City. Mr. Brown is a graduate of the University of Kansas.

    Mr. Charles J. Egan, Jr. has served as a Director of AMCE since October 30, 1986. Mr. Egan is Vice President of Hallmark Cards, Incorporated, and was General Counsel of such company until December 31, 1996. Hallmark Cards, Incorporated is primarily engaged in the business of greeting cards and related social expressions products, Crayola crayons and the production of movies for television. Mr. Egan is a Trustee of the Durwood Voting Trust. Mr. Egan also serves as a member of the Board of Trustees, Treasurer and Chairman of the Finance Committee of the Kansas City Art Institute. Mr. Egan holds an A.B. degree from Harvard University and an LL.B. degree from Columbia University.

    Mr. W. Thomas Grant, II has served as a Director of AMCE since November 14, 1996. Mr. Grant is Chairman of the Board, Chief Executive Officer, President and a Director of LabONE, Inc. LabONE, Inc. provides risk appraisal laboratory services for the insurance industry, clinical testing services for the healthcare industry and substance abuse testing services for employers.
Mr. Grant also serves on the Boards of Directors of Commerce Bancshares, Inc., Business Men's Assurance Company of America, Kansas City Power & Light Company and Response Oncology, Inc. Mr. Grant holds a B.A. degree from the University of Kansas and an M.B.A. degree from the Wharton School of Finance at the University of Pennsylvania.

    Mr. Charles S. Paul has served as a Director of AMCE since December 2, 1999. Mr. Paul is Chairman of the Board of IFILM Corp., an online global film destination for film fans, filmmakers and industry professionals. Prior thereto, Mr. Paul was Chairman and Co-Founder of Sega GameWorks L.L.C. Mr. Paul was an Executive Vice President and director of MCA, Inc. from 1989 through March 1996 and served as President of MCA Enterprises, a division of the company, from 1986 through March 1996. Mr. Paul also serves on the Boards of Directors of National Golf Properties, Inc. and Interplay Entertainment. Mr. Paul holds an undergraduate degree from Stanford University and is a graduate of the University of Santa Clara School of Law.

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

    Mr. Philip M. Singleton was elected President of AMC on January 10, 1997 and has served as Chief Operating Officer of AMC since November 14, 1991.
Mr. Singleton has served as Executive Vice President of AMCE since August 3, 1994. Mr. Singleton has served as a Director of AMC since November 12, 1992.

    Mr. John D. McDonald has served as Executive Vice President, North American Operations of AMC since October 1, 1998. Prior thereto, Mr. McDonald served as Senior Vice President, corporate operations from November 9, 1995 until his promotion to Executive Vice President on October 1, 1998. Mr. McDonald served as Vice President, corporate operations from September 22, 1992 through
November 9, 1995.

    Mr. Mark A. McDonald has served as Executive Vice President, International Operations of AMC Entertainment International, Inc., a subsidiary of AMCE, since December 7, 1998. Prior thereto, Mr. McDonald served as Senior Vice President, Asia Operations from November 9, 1995 until his appointment as Executive Vice President in December 1998. Mr. McDonald previously served as Vice President, Finance of AMC from October 1, 1992 to November 9, 1995.

    Mr. Richard M. Fay has served as President, AMC Film Marketing, a division of AMC, since September 8, 1995. Previously, Mr. Fay served as Senior Vice President and Assistant General Sales Manager of Sony Pictures from 1994 until joining AMC.

    Mr. Richard T. Walsh has served as Executive Vice President, Film Operations, AMC Film Marketing, a division of AMC, since September 29, 1999. Prior thereto, Mr. Walsh served as Senior Vice President in charge of operations for the West Division of AMC from July 1, 1994.

    Mr. Craig R. Ramsey has served as Chief Financial Officer of AMCE and AMC since January 24, 2000 and as Senior Vice President, Finance of AMCE and AMC since August 20, 1998. Mr. Ramsey was elected Chief Accounting Officer of AMCE and AMC effective October 15, 1999. Prior thereto, Mr. Ramsey served as Vice President, Finance from January 17, 1997 and as Director of Information Systems and Director of Financial Reporting since joining AMC on February 1, 1995.

    Mr. James V. Beynon has served as Senior Vice President of AMCE and AMC since September 29, 1999. Prior thereto, Mr. Beynon served as Vice President of AMCE and AMC from September 19, 1994. Mr. Beynon has served as Treasurer of AMCE and AMC since September 19, 1994.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF MANAGEMENT

    The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company (determined as of the end of the last fiscal year and hereafter referred to as the "Named Executive Officers") for the last three fiscal years ended March 30, 2000, April 1, 1999 and April 2, 1998, respectively.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                   ANNUAL COMPENSATION               COMPENSATION
                                          -------------------------------------   AWARDS--SECURITIES
                                FISCAL                           OTHER ANNUAL         UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR      SALARY     BONUS     COMPENSATION(1)      OPTIONS/SARS      COMPENSATION(2)
---------------------------    --------   --------   --------   ---------------   ------------------   ---------------
Peter C. Brown...............    2000     $471,244   $    --          N/A              $     --             $9,462
  Chief Executive Officer        1999      409,241        --          N/A               125,000              5,334
  and President                  1998      296,444        --          N/A                    --              4,960

Stanley H. Durwood(3)........    2000      152,656        --          N/A                    --                 --
  Chief Executive Officer        1999      567,008        --          N/A               150,000                 --
                                 1998      536,558        --          N/A                    --                 --

Philip M. Singleton..........    2000      375,145        --          N/A                    --              7,789
  Chief Operating Officer        1999      383,702        --          N/A               100,000              5,317
                                 1998      316,679        --          N/A                    --              4,896

Richard M. Fay...............    2000      285,473        --          N/A                    --              8,550
  President--AMC Film            1999      298,075        --          N/A                    --              4,503
  Marketing                      1998      286,982    45,000          N/A                    --              4,676

Richard T. Walsh.............    2000      270,089        --          N/A                    --              8,058
  Executive Vice President,      1999      238,666        --          N/A                    --              4,639
  Film Operations, AMC           1998      226,441    60,000          N/A                    --              4,805
  Film Marketing

John D. McDonald.............    2000      256,308        --          N/A                    --              7,685
  Executive Vice President,      1999      217,695        --          N/A                    --              8,308
  North American Operations      1998      199,442    60,000          N/A                    --              6,883

------------------------

(1) For the years presented perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(2) For fiscal 2000, 1999 and 1998, All Other Compensation is comprised of AMC's contributions under AMC's 401(k) Savings Plan and Non-Qualified Deferred Compensation Plan, both of which are defined contribution plans.

(3) Mr. Stanley H. Durwood died on July 14, 1999.

OPTION GRANTS

    The following table provides certain information concerning individual grants of stock options made during the last completed fiscal year under the 1994 Plan to each of the Named Executive Officers. There were no grants of stock options made during the last fiscal year under the 1999 Plan.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                              % OF TOTAL                                POTENTIAL REALIZABLE VALUE
                               NUMBER OF     OPTIONS/SARS                               AT ASSUMED ANNUAL RATES OF
                               SECURITIES     GRANTED TO                               STOCK PRICE APPRECIATION FOR
                               UNDERLYING     EMPLOYEES     EXERCISE OR                       OPTION TERM(2)
                              OPTIONS/SARS    IN FISCAL     BASE PRICE    EXPIRATION   ----------------------------
NAME                           GRANTED(1)        YEAR        ($/SHARE)       DATE        5% ($)          10% ($)
----                          ------------   ------------   -----------   ----------   ----------      ------------
Peter C. Brown..............         --             --        $   --             --     $     --        $       --
Stanley H. Durwood(3).......         --             --            --             --           --                --
Philip M. Singleton.........         --             --            --             --           --                --
Richard M. Fay..............     42,750           9.10%        17.69       06/18/09      475,546         1,205,127
Richard T. Walsh............     15,500           3.30%        17.69       06/18/09      172,420           436,947
John D. McDonald............     50,500          10.80%        17.69       06/18/09      561,756         1,423,601

------------------------

(1) The stock options granted during the fiscal year ended March 30, 2000 are 50% vested.

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

(3) Mr. Stanley H. Durwood died on July 14, 1999.

    OPTION EXERCISES AND HOLDINGS. The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of March 30, 2000.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                                                       VALUE OF
                                                                         NUMBER OF                    UNEXERCISED
                                                                   SECURITIES UNDERLYING             IN-THE-MONEY
                                                                   UNEXERCISED OPTIONS/             OPTIONS/SARS AT
                                                                      SARS AT FY-END                   FY-END(1)
                             SHARES ACQUIRED                    ---------------------------   ---------------------------
NAME                           ON EXERCISE     VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         ---------------   --------------   -----------   -------------   -----------   -------------
Peter C. Brown.............           --         $      --        284,000            --        $      --      $      --
Stanley H. Durwood(2)......           --                --        237,500            --               --             --
Philip M. Singleton........           --                --        233,600            --               --             --
Richard M. Fay.............           --                --         23,625        21,375               --             --
Richard T. Walsh...........           --                --         37,250         7,750               --             --
John D. McDonald...........           --                --         29,750        25,250               --             --

------------------------

(1) Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the value of AMCE's Common Stock as of March 30, 2000. There were no in-the-money options outstanding as of March 30, 2000.

(2) Mr. Stanley H. Durwood died July 14, 1999.

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

    AMC also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the Retirement Plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993), the old limit, to $170,000 (in 2000).

    The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under AMC's Retirement Plan and the Supplemental Executive Retirement Plan, assuming retirement in calendar 2000 at age 65 payable in the form of a single life annuity. The benefits are not subject to any deduction for Social Security or other offset amounts. The following table assumes the old limit would have been increased to $275,000 in 2000.

      HIGHEST CONSECUTIVE                     YEARS OF CREDITED SERVICE
       FIVE YEAR AVERAGE         ----------------------------------------------------
      ANNUAL COMPENSATION           15         20         25         30         35
-------------------------------  --------   --------   --------   --------   --------
$125,000.......................  $17,510    $23,347    $29,184    $35,021    $41,857
150,000........................   21,260     28,347     35,434     42,521     50,607
175,000........................   25,010     33,347     42,684     50,021     58,357
200,000........................   28,760     38,347     48,934     57,521     67,107
225,000........................   32,510     43,347     54,184     65,021     76,857
250,000........................   36,260     48,347     60,434     72,521     85,607
275,000........................   40,010     53,347     66,684     80,021     93,357

    As of March 30, 2000, the years of credited service under the Retirement Plan for each of the Named Executive Officers were: Mr. Peter C. Brown, nine years, Mr. Philip M. Singleton, 26 years, Mr. Richard M. Fay, four years; Mr. Richard T. Walsh, 25 years; and Mr. John D. McDonald, 25 years.

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

    Mr. Peter C. Brown, Mr. Stanley H. Durwood and Mr. Philip M. Singleton have been designated as eligible to participate in the REP. The amount paid to Mr. Durwood with respect to fiscal 2000 under the REP was $345,000 and is not included in the Summary Compensation Table. The estimated monthly amounts that Mr. Brown and Mr. Singleton will be eligible to receive under the REP at age 65 are $41,000 and $15,000, respectively; such amounts are based on certain assumptions respecting their future compensation amounts and the amounts of AMC contributions under other plans. Actual amounts received by such individuals under the REP may be different than those estimated.

COMPENSATION OF DIRECTORS

    Prior to December 2, 1999, each of AMCE's non-employee directors received an annual fee of $32,000 for service on the Board of Directors and, in addition, $1,500 for each Board meeting and $1,000 for each Board committee meeting which they attended. Effective December 2, 1999, each non-employee director receives $65,000 for service on the Board of Directors and, in addition, $1,500 for each Board meeting and $1,000 for each Board committee meeting which they attend.

    Pursuant to the 1999 Stock Option Plan for Outside Directors, which was approved by stockholders at the annual meeting in December, 1999, the non-employee directors are permitted to elect to receive up to all of their annual $65,000 fee in the form of stock options. The number of options which may be received is determined by dividing the amount of the fee taken in the form of options by 30% of the fair market value of the Company's Common Stock on the effective date of the grant, which is the first business day after the annual meeting. Under the plan, each non-employee director also received a one-time grant of options whose value (estimated under the plan for this purpose at 30% of the fair market value of the Company's stock) was $14,000. Options generally become exercisable one year after grant and terminate ten years after grant. However, exercisability is accelerated upon the occurrence of a change in control, as defined in the plan, death, disability or retirement upon or after reaching age 70, and options will terminate prior to the tenth anniversary date of grant within specified periods following termination of service as a director. Directors may elect to pay any required withholding taxes in connection with the exercise of an option by having the Company withhold shares otherwise issuable upon exercise. The maximum number of shares issuable under the plan is 200,000, and no director may receive more than 50,000 shares under the plan.

    For the fiscal year ended March 30, 2000, the non-employee directors received the following for their service as directors under the Company's compensation arrangements for non-employee directors: Charles J. Egan, Jr.:
$85,000; 4,670 options; W. Thomas Grant, II: $15,000; 26,340 options; Paul E.
Vardeman: $57,000; 11,340 options; Charles S. Paul: $5,801; 26,340 options; and John P. Mascotte: $13,000; 0 options.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
  ARRANGEMENTS

    Mr. Stanley H. Durwood had an employment agreement with AMCE and AMC dated January 26, 1996 retaining him as Chairman and Chief Executive Officer and President. It provided for an annual base salary of no less than $500,000, plus payments and awards under AMC's Executive Incentive Program ("EIP"), the 1994 Option and other bonus plans in effect for Executive Officers at a level reflecting his position, plus such other amounts as may be paid under any other compensatory arrangement as determined in the sole discretion of the Compensation Committee. Mr. Durwood's annual base salary at the date of his death was $567,000. The Company had also agreed to use its best efforts to provide Mr. Durwood up to $5,000,000 in life insurance and to pay the premiums thereon and taxes resulting from such payment. Mr. Durwood's employment agreement had a term of three years and was automatically extended one year on its anniversary date, January 26, so that as of such date each year the agreement had a three-year term. The employment agreement was terminable without severance if he engaged in intentional misconduct or a knowing violation of law or breached his duty of loyalty to the Company. The agreement provided for severance payments in the event of Mr. Durwood's death equal to three times the sum of his annual base salary in effect at the time of termination plus the average of annual incentive or discretionary cash bonuses paid during the three fiscal years preceding the year of termination. The Company could elect to pay such severance payments in monthly installments over a period of three years or in a lump sum after discounting such amount to its then present value. On
July 26, 1999, the Company paid $1,509,000 in settlement of Mr. Durwood's employment agreement.

    Messrs. Peter C. Brown, Philip M. Singleton, Richard M. Fay, Richard T. Walsh and John D. McDonald have entered into employment agreements with the Company providing for annual base salaries of no less than the following amounts: Mr. Brown-$400,000; Mr. Singleton-$375,000; Mr. Fay-$285,000;
Mr. Walsh-$285,000 and Mr. McDonald-$210,000. The agreements also provide for discretionary bonuses, an automobile allowance, reimbursement of reasonable travel and entertainment expenses and other benefits offered from time to time to other executive officers. The employment agreements of Mr. Brown and Mr. Singleton have terms of three years and those of Mr. Fay, Mr. Walsh and Mr. McDonald have terms of two years. On the anniversary date of each agreement, one year shall be added to its term, so that each employment agreement shall always have a three-year or two-year term, as the case may be, as of each anniversary date. Each employment agreement terminates generally without severance if such employee is terminated for cause, as defined in the employment agreement, or upon such employee's resignation, death or disability as defined in his employment agreement. Pro rata bonus payments will be made upon termination by reason of disability or death. If either Mr. Brown or Mr. Singleton is terminated without cause or terminates his agreement following a material breach by the Company or a change in control, as defined in the agreement, he will be entitled to receive (i) a lump sum cash payment equal to the lesser of 4.5 times current base salary or 2.99 times average annual W-2 earnings for the prior five years and (ii) the value of all outstanding employee stock options held by such employee. If either Mr. Fay, Mr. Walsh or Mr. McDonald is terminated without cause or terminates his agreement subsequent to specified changes in his responsibilities, base salary or benefits following a change in control, as defined in the agreement, he will be entitled to receive a lump sum cash payment equal to two years base salary. In addition, if either Mr. Brown or Mr. Singleton dies, is terminated without cause or terminates his agreement following a material breach by the Company or a change in control, the Company will redeem shares previously purchased by him with the proceeds of a loan from the Company. (Mr. Brown financed the purchase of 375,000 shares with such a loan and Mr. Singleton financed the purchase of 250,000 shares with such a loan). In such event, if the employee's obligations under the note to the Company exceed the value of the stock which he acquired with the note proceeds, the Company will forgive a portion of such excess in an amount based on a formula set forth in the agreement. The amounts payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as of March 30, 2000 were as follows: Mr. Brown-$1,094,000; Mr. Singleton-$1,375,000; Mr. Fay-$570,000; Mr. Walsh-$570,000; and
Mr. McDonald-$480,000. The value of outstanding employee stock options payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as of March 30, 2000 were, as follows: Mr. Brown-$0 and Mr. Singleton-$0. The amount of note proceeds and interest that would be forgiven by the Company assuming termination by reason of a change of control as of March 30, 2000 were as follows: Mr. Brown-$4,274,000 and Mr. Singleton-$1,963,000.

    As permitted by the 1994 and 1999 Stock Option and Incentive Plans, stock options granted to participants thereunder provide for acceleration upon the termination of employment within one year after the occurrence of certain change in control events, whether such termination is voluntary or involuntary, or with or without cause. In addition, the Compensation Committee may permit acceleration upon the occurrence of certain extraordinary transactions which may not constitute a change of control.

    AMC maintains a severance pay plan for full-time salaried nonbargaining employees with at least 90 days of service. For an eligible employee who is subject to the Fair Labor Standards Act ("FLSA") overtime pay requirements (a "nonexempt eligible employee"), the plan provides for severance pay in the case of involuntary termination of employment due to layoff of the greater of two weeks' basic pay or one week's basic pay multiplied by the employee's full years of service up to no more than twelve weeks' basic pay. There is no severance pay for a voluntary termination, unless up to two weeks pay is authorized in lieu of notice. There is no severance pay for an involuntary termination due to an employee's misconduct. Only two weeks' severance pay is paid for an involuntary termination due to substandard performance. For an eligible employee who is exempt from the FLSA overtime pay requirements, severance pay is discretionary (at the Department Head/Supervisor level), but will not be less than the amount that would be paid to a nonexempt eligible employee.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS.

    The following table sets forth certain information as of May 12, 2000, with respect to principal owners of each class of the Company's voting securities:

                                                                           NUMBER OF SHARES     PERCENT
   TITLE OF CLASS                       BENEFICIAL OWNER                  BENEFICIALLY OWNED    OF CLASS
---------------------   ------------------------------------------------  ------------------   ----------
Common Stock            Brian H. Durwood(1)                                 1,123,480(1)(2)     5.8%(1)(2)
                        c/o Kopple & Klinger
                        2029 Century Park East, Ste 3290
                        Los Angeles, CA 90067

                        Peter J. Durwood(1)                                 1,123,480(1)        5.8%(1)
                        c/o Kopple & Klinger
                        2029 Century Park East, Ste 3290
                        Los Angeles, CA 90067

                        Thomas A. Durwood(1)                                1,123,480(1)(3)     5.8%(1)(3)
                        P.O. Box 7208
                        Rancho Santa Fe, CA 92067

                        Elissa D. Grodin(1)                                 1,123,480(1)        5.8%(1)
                        c/o Kopple & Klinger
                        2029 Century Park East, Ste 3290
                        Los Angeles, CA 90067

                        Syufy Century Corporation(4)                        1,407,000(4)        7.2%(6)
                        150 Pelican Way
                        San Rafael, CA 94901

                        EnTrust Capital Inc.(5)                             1,035,729(5)        5.3%(4)
                        650 Madison Ave.
                        New York, NY 10022

                        Wellington Management Company, LLP(6)               1,022,300(6)        5.3%(5)
                        75 State Street
                        Boston, MA 02109

Class B Stock           Raymond F. Beagle, Jr.(1)                           4,041,993(1)        100%(1)
                        2345 Grand Blvd.
                        Kansas City, MO 64108

                        Charles J. Egan Jr.(1)                              4,041,993(1)        100%(1)
                        106 West 14(th) Street
                        Kansas City, MO 64105

------------------------

(1) Mrs. Carol D. Journagan, Mr. Edward D. Durwood, Mr. Thomas A. Durwood,
    Mrs. Elissa D. Grodin, Mr. Brian H. Durwood and Mr. Peter J. Durwood are the children (the "Durwood Children") of Mr. Stanley H. Durwood, the Company's founder who died on July 14, 1999. Mr. Stanley H. Durwood and the Durwood Children (collectively, the "Durwood Family Stockholders") formerly held their stock in the Company through a holding company, Durwood, Inc. ("DI"), and acquired their shares on August 15, 1997 pursuant to the Merger of the Company and DI. Collectively, the Durwood Children beneficially own 6,038,457 shares of Common Stock representing 31% of the outstanding shares of such class.

    The Company's Class B Stock formerly beneficially owned by Mr. Stanley H. Durwood is now held under the Revocable Trust and the Voting Trust. The Voting Trust is the record owner and the

    Revocable Trust is the holder of certificates of beneficial interest respecting the shares reported as beneficially owned above. The Trustees of the Voting Trust and of the Revocable Trust are Mr. Raymond F. Beagle, Jr., the Company's general counsel, and Mr. Charles J. Egan, Jr., a Director of the Company. The Voting Trust, the Revocable Trust and Messrs. Beagle and Egan, as Trustees, may be deemed to beneficially own all of the outstanding shares of the Company's Class B Stock. Messrs. Beagle and Egan each disclaim such beneficial ownership of any of such shares attributable to him solely by reason of his position as Trustee. Under the terms of the Voting Trust, the Trustees (or their successors and any additional trustees whom they might appoint) have all voting powers with respect to shares held therein, and exercise such rights by majority vote. Unless otherwise terminated or extended in accordance with its terms, the Voting Trust will terminate in 2030.

    The 4,041,993 shares of the Company's Class B Stock constitute 100% of the outstanding shares of such class. The Trustees of the Revocable Trust and the Voting Trust share voting power and investment power over all of these shares. The Company's Class B Stock and Common Stock held by the Revocable Trust and the Voting Trust represent 67.5% of the voting power of the Company's stock other than in the election of directors. Were all the shares of the Company's Class B Stock converted into Common Stock, there would be approximately 23,469,091 shares of Common Stock outstanding, of which the Revocable Trust and the Voting Trust would hold 4,042,143 shares (assuming such conversion and disregarding the exercise of outstanding options) or 17.2% of the outstanding number of shares of Common Stock. This voting control may be diluted if the Revocable Trust and the Voting Trust are obligated to dispose of shares to honor tax and other indemnity obligations made by Mr. Stanley H. Durwood and the Company in connection with the Merger and other related transactions, or if additional shares of Common Stock are issued under the Company's employee benefit plans.

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

(4) As reported in its Schedule 13D dated January 4, 2000. Syufy Century Corporation reports that it has sole voting power and sole dispositive power with respect to 1,407,000 shares.

(5) As reported in its Schedule 13G dated February 11, 2000. Of these shares, EnTrust Capital Inc. reports that it has sole voting power with respect to 107,300 shares, shares voting power with respect to 683,309 shares and shares dispositive power with respect to 928,429 shares.

(6) As reported in its Schedule 13G dated February 9, 2000. Of these shares, Wellington Management Company, LLP reports that it shares voting power with respect to 239,300 shares and shares dispositive power with respect to 1,022,300 shares.

BENEFICIAL OWNERSHIP BY DIRECTORS AND OFFICERS

    The following table sets forth certain information as of May 12, 2000, with respect to beneficial ownership by Directors and Executive Officers of AMCE's Common Stock and Class B Stock. The amounts set forth below include the vested portion of 782,600 shares of Common Stock subject to options under AMCE's 1983 and 1984 Stock Option Plans and the 1994 Stock Option and Incentive Plan held by Executive Officers. Unless otherwise indicated, the persons named are believed to have sole voting and investment power over the shares shown as beneficially owned by them.

                                                                           AMOUNT AND NATURE      PERCENT
TITLE OF CLASS                         NAME OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP   OF CLASS
--------------                   -------------------------------------  -----------------------   --------
Common Stock...................  Peter C. Brown                                  659,000(1)           3.3%
                                 Philip M. Singleton                             498,600(1)           2.5%
                                 Richard T. Walsh                                 45,050(1)              *
                                 Richard M. Fay                                   47,683(1)              *
                                 John D. McDonald                                 55,100(1)              *
                                 W. Thomas Grant, II                               1,738                 *
                                 Charles S. Paul                                  20,000                 *
                                 Paul E. Vardeman                                    300                 *
                                 All Directors and Executive Officers
                                 as a group (12 persons, including the
                                 individuals named above)                      1,447,471(1)           7.3%

Class B Stock..................  Charles J. Egan, Jr.(2)                       4,041,993(2)         100.0%

------------------------

*   Less than one percent.

(1) Includes shares subject to presently exercisable options to purchase Common Stock under the Company's 1983 and 1984 Stock Option Plans and the 1994 Stock Option and Incentive Plan, as follows: Mr. Peter C. Brown--284,000 shares; Mr. Philip M. Singleton--233,600 shares; Mr. Richard M. Fay--45,000 shares; Mr. Richard T. Walsh--45,000 shares; Mr. John D. McDonald--55,000 shares; and all Executive Officers as a group--782,600 shares.

(2) See Note(1) under "Security Ownership of Certain Beneficial Owners."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Executive Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 2000 its Executive Officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements except that Mr. Grant failed to timely report on Form 4 two transactions attributable to him. Mr. Grant's spouse purchased 233 shares of the Company's Common Stock in fiscal 2000 and also purchased 5 shares of the Company's Common Stock in fiscal 2000 as custodian for their minor son. These transactions were reported on a Form 5, which was timely filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Since their formation and until August 15, 1997, AMCE and AMC were members of an affiliated group of companies (the "DI affiliated group") beneficially owned by Mr. Stanley H. Durwood and members of his family. Prior to the August 15, 1997 Merger of AMCE and DI referred to below, Mr. Stanley H. Durwood was President, Treasurer and the sole Director of DI and Chairman of the Board,

Chief Executive Officer and a Director of AMCE and AMC. There have been transactions involving AMCE or its subsidiaries and the DI affiliated group in prior years. AMCE sought to ensure that all transactions with DI or other related parties were fair, reasonable and in the best interests of AMCE. In that regard, the Audit Committee of the Board of Directors of AMCE reviewed all material proposed transactions between AMCE and DI or other related parties to determine that, in their best business judgment, such transactions met that standard. AMCE believes that all transactions described below with DI or other related parties were on terms at least as favorable to AMCE as could have been obtained from an unaffiliated third party. The Audit Committee consisted of Messrs. Egan, Grant and Mascotte prior to December 2, 1999 and Messrs. Egan, Grant and Paul after December 2, 1999, none of whom are or were officers or employees of AMCE nor stockholders, directors, officers or employees of DI. Set forth below is a description of significant transactions which have occurred since April 2, 1999 or involve receivables that remain outstanding as of March 30, 2000.

THE MERGER

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

    In connection with the Merger, the Durwood Family Stockholders and Delta entered into an agreement (the "Indemnification Agreement") agreeing to indemnify AMCE from certain losses and expenses and the Company agreed to indemnify the Durwood Children from losses resulting from any breach by the Company of any representation, warranty, covenant or agreement made by it in the Merger Agreement. The foregoing indemnification obligations generally lapsed on March 31, 2000. Pursuant to this agreement and as promptly as practicable after March 31, 2000, AMCE will pay Mr. Stanley H. Durwood's estate an amount equal to certain credit amounts resulting from net tax benefits realized by AMCE from the utilization by AMCE of DI's alternative minimum tax credit carryforwards and Missouri operating loss carryforwards. Any credit amount that arises after March 31, 2000 also will be paid promptly to Mr. Stanley H. Durwood's estate. The maximum amount of credit amounts that could be paid Mr. Durwood's estate or could be used to offset his responsibilities to AMCE is approximately $1,100,000. At this time, the Company has not realized any of DI's net tax benefits on the tax returns it has filed for fiscal years 1999 and 1998. As a condition to the Merger, AMCE and the Durwood Family Stockholders entered into a registration agreement (the "Registration Agreement") pursuant to which the Durwood Family Stockholders agreed to sell at least 3,000,000 shares of Common Stock in a registered secondary offering, not more than twelve months and not less than six months after the Merger. A registered secondary offering of 3,300,000 shares was completed on August 11, 1998. AMCE's expenses in the offering were approximately $698,000, which expenses have been reimbursed to AMCE by Delta Properties, Inc. ("Delta"), a former subsidiary of DI.

    As a condition precedent to the Merger, the Durwood Family Stockholders entered into an agreement (the "Stock Agreement") which, for three years, limits the ability of the Durwood Children to deposit shares in a voting trust, solicit proxies, participate in election contests or make a proposal concerning an extraordinary transaction involving AMCE. Under the Stock Agreement, the Durwood Children have also agreed, among other matters, for a period of three years,
(i) to grant an irrevocable proxy to the Secretary and each Assistant Secretary of AMCE to vote their shares of Common Stock for each candidate to AMCE's Board of Directors in the same proportion as the aggregate votes cast by all other stockholders not affiliated with AMCE, its directors or officers and (ii) that AMCE will have a right of first refusal with respect to any such shares the Durwood Children wish to sell in a transaction exempt from registration, except for such shares sold in brokers' transactions. These obligations expire on August 15, 2000.

OTHER MATTERS

    As a Successor Trustee of the Voting Trust with shared voting powers over shares held in the Voting Trust, Mr. Raymond F. Beagle, Jr. may be deemed to beneficially own in excess of 5% of the Company's voting securities. Mr. Beagle serves as general counsel to the Company under a retainer agreement which provides for annual payments of $360,000. The agreement provides for severance payments equal to three times the annual retainer upon termination of the agreement by the Company or a change in control approved by Common Stockholders. The agreement also provides for deferred payments from a previously established rabbi trust in a formula amount of $28,285 monthly as of March 30, 2000, for a period of twelve years after termination of services or a change in control. During fiscal 2000, the Company approved a $250,000 discretionary deferred bonus which has been paid to the rabbi trust.

    Pursuant to a program recommended by the Compensation Committee and approved by AMCE's Board of Directors, the Company loaned Mr. Peter C. Brown $5,625,000 to purchase 375,000 shares of AMCE's Common Stock. Mr. Brown purchased such shares on August 11, 1998. Under such program AMCE also loaned Mr. Philip M. Singleton $3,765,000 to purchase 250,000 shares of AMCE's Common Stock.
Mr. Singleton purchased such shares from September 11 to September 15, 1998 and unused proceeds of $811,000 were repaid to AMCE leaving a remaining unpaid principal balance of $2,954,000. Such loans are unsecured and bear interest at a rate at least equal to the applicable federal rate prescribed by Section 1274
(d) of the Internal Revenue Code in effect on the date of such loan (6% per annum for the loans to Messrs. Brown and Singleton). Interest on these loans accrues and is added to principal annually on the anniversary date of such loan, and the full principal amount and all accrued interest is due and payable on the fifth anniversary of such loan. On March 30, 2000, the principal amount of the loan to Mr. Brown was $5,939,000 and the principal amount of the loan to Mr. Singleton was $3,119,000. Accrued interest on the loans as of March 30, 2000 was $304,000.

    Periodically, the Company and DI or Delta reconciled any amounts owed by one company to the other. Charges to the intercompany account have included payments made by the Company on behalf of DI or Delta. The largest balance owed by DI or Delta to the Company during fiscal 2000 was $11,322. This balance was reimbursed by Delta on June 7, 2000.

    Ms. Marjorie D. Grant, sister of Mr. Stanley H. Durwood, is employed as a Vice President of AMC. Ms. Grant's current annual base salary is $110,000.

    During fiscal 1998, the Company sold the real estate assets associated with 13 megaplexes to Entertainment Properties Trust ("EPT"), a real estate investment trust, for an aggregate purchase price of $283,800,000. The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional
20 years. The Company leases four additional theatres from EPT under the same terms as those included in the Sale and Lease Back Transaction. Annual rentals for these four theatres are based on an estimated fair value of $95,100,000 for the theatres. The Company has granted an option to EPT to acquire the land at a theatre for the cost to the Company. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President of AMCE is also the Chairman of the Board of Trustees of EPT.

    For a description of certain employment agreements between the Company and Messrs. Stanley H. Durwood, Peter C. Brown, Philip M. Singleton, Richard M. Fay, Richard T. Walsh and John D. McDonald, see "Employment Contracts, Termination of Employment and Change in Control Arrangements."

    Lathrop & Gage L.C., a law firm of which Mr. Raymond F. Beagle, Jr. is a member, renders legal services to AMCE and its subsidiaries. During fiscal 2000, the Company paid Lathrop & Gage, L.C. $2,617,000 for such services.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) The following financial statements are included in Part II, Item 8.:

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     29

Consolidated Statements of Operations--Fiscal years
  (52 weeks) ended March 30, 2000, April 1, 1999 and
  April 2, 1998.............................................     30

Consolidated Balance Sheets--March 30, 2000 and April 1,
  1999......................................................     31

Consolidated Statements of Cash Flows--Fiscal years
  (52 weeks) ended March 30, 2000, April 1, 1999 and
  April 2, 1998.............................................     32

Consolidated Statements of Stockholders' Equity--Fiscal
  years (52 weeks) ended March 30, 2000, April 1, 1999 and
  April 2, 1998.............................................     33

Notes to Consolidated Financial Statements--Fiscal years
  (52 weeks) ended March 30, 2000, April 1, 1999 and
  April 2, 1998.............................................     34

Statements of Operations By Quarter (Unaudited)--Fiscal
  years (52 weeks) ended March 30, 2000 and April 1,
  1999......................................................     57

    (a)(2) Financial Statement Schedules--Not applicable.

    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed or required to be filed during the thirteen weeks ended March 30, 2000.

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

                                                       AMC ENTERTAINMENT INC.

                                                       By:               /s/ PETER C. BROWN
                                                              ---------------------------------------
                                                                           Peter C. Brown
                                                                       CHAIRMAN OF THE BOARD

                                                       Date:               June 27, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 /s/ PETER C. BROWN                    Chairman of the Board,         June 27, 2000
     -------------------------------------------       Chief Executive Officer and
                   Peter C. Brown                      President

              /s/ CHARLES J. EGAN, JR.                 Director                       June 27, 2000
     -------------------------------------------
                Charles J. Egan, Jr.

               /s/ W. THOMAS GRANT, II                 Director                       June 27, 2000
     -------------------------------------------
                 W. Thomas Grant, II

                /s/ PAUL E. VARDEMAN                   Director                       June 27, 2000
     -------------------------------------------
                  Paul E. Vardeman

                 /s/ CHARLES S. PAUL                   Director                       June 27, 2000
     -------------------------------------------
                   Charles S. Paul

                 /s/ CRAIG R. RAMSEY                   Senior Vice President,         June 27, 2000
     -------------------------------------------       Finance, Chief Financial
                   Craig R. Ramsey                     Officer and Chief
                                                       Accounting Officer

                                 EXHIBIT INDEX

   EXHIBIT NUMBER                               DESCRIPTION
---------------------   ------------------------------------------------------------
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

   EXHIBIT NUMBER                               DESCRIPTION
---------------------   ------------------------------------------------------------
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

       *4.1(d)          Fourth Amendment, dated March 29, 2000, to Amended and
                        Restated Credit Agreement dated as of April 10, 1997.

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

       10.3(b)          AMC Entertainment Inc. 1994 Stock Option and Incentive Plan,
                        as amended (Incorporated by reference from Exhibit 10.5 to
                        AMCE's Form 10-Q (File No. 1-8747) for the quarter ended
                        December 31, 1998).

       10.3(c)          Form of Non-Qualified (NON-ISO) Stock Option Agreement
                        (Incorporated by reference from Exhibit 10.2 to AMCE's Form
                        10-Q (File No. 0-12429) for the quarter ended December 26,
                        1996).

       10.3(d)          AMC Entertainment Inc. 1999 Stock Option and Incentive Plan,
                        as amended. (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No.
                        333-92615) filed December 13, 1999).

   EXHIBIT NUMBER                               DESCRIPTION
---------------------   ------------------------------------------------------------
       10.3(e)          AMC Entertainment Inc. 1999 Stock Option Plan for Outside
                        Directors (Incorporated by reference from Exhibit 4.3 to the
                        Company's Registration Statement on Form S-8 (File No.
                        333-92617) filed December 13, 1999.

       10.4             American Multi-Cinema, Inc. Savings Plan, a defined
                        contribution 401(k) plan, restated January 1, 1989, as
                        amended (Incorporated by reference from Exhibit 10.6 to
                        AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

       10.5(a)          Defined Benefit Retirement Income Plan for Certain Employees
                        of American Multi-Cinema, Inc. dated January 1, 1989, as
                        amended (Incorporated by reference from Exhibit 10.7 to
                        AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

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

   EXHIBIT NUMBER                               DESCRIPTION
---------------------   ------------------------------------------------------------
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

   EXHIBIT NUMBER                               DESCRIPTION
---------------------   ------------------------------------------------------------
       10.28            Right to Purchase Agreement dated November 21, 1997, between
                        AMC Entertainment Inc., as Grantor, and Entertainment
                        Properties Trust as Offeree (Incorporated by reference from
                        Exhibit 10.3 of the Company's Current Report on Form 8-K
                        (File No. 1-8747) filed December 9, 1997.)

       10.29            Lease dated November 21, 1997 between Entertainment
                        Properties Trust, as Landlord, and American
                        Multi-Cinema, Inc., as Tenant (Incorporated by reference
                        from Exhibit 10.4 of the Company's Current Report on Form
                        8-K (File No. 1-8747) filed December 9, 1997). (Similar
                        leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30,
                        Lennox 24, West Olive 16, Studio 30, Huebner Oaks 24, First
                        Colony 24, Oak View 24, Leawood Town Center 20, South
                        Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30,
                        Hampton Town Center 24 and Palm Promenade 24.

       10.30            Guaranty of Lease dated November 21, 1997 between AMC
                        Entertainment, Inc., as Guarantor, and Entertainment
                        Properties Trust, as Owner (Incorporated by reference from
                        Exhibit 10.5 of the Company's Current Report on Form 8-K
                        (File No. 1-8747) filed December 9, 1997, (Similar
                        guaranties have been entered into with respect to the
                        following theatres: Mission Valley 20, Promenade 16, Ontario
                        Mills 30, Lennox 24, West Olive 16, Studio 30, Huebner Oaks
                        24, First Colony 24, Oak View 24, Leawood Town Center 20,
                        South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite
                        30, Hampton Town Center 24 and Palm Promenade 24.

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

       10.33*           Employment agreement between AMC Entertainment Inc.,
                        American Multi-Cinema, Inc. and Richard T. Walsh dated
                        October 1, 1999.

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

       10.35            Retainer agreement with Raymond F. Beagle, Jr. (Incorporated by reference from the Company's Form 10-Q (File No. 1-8747)
                        for the quarter ended September 30, 1999.

       10.36            Non-Qualified (Non-ISO) Stock Option Agreement used in
                        June 18, 1999 option grants to Mr. Richard M. Fay and
                        Mr. Richard T. Walsh. (Incorporated by reference from exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended July 1, 1999.

       10.37*           Employment agreement between AMC Entertainment Inc.,
                        American Multi-Cinema, Inc. and John D. McDonald dated
                        February 1, 1999.

       10.38*           Form of Option Agreement under 1999 Stock Option Plan for
                        Outside Directors used in December 3, 1999 option grants to
                        Mr. Chares J. Egan, Jr., Mr. W. Thomas Grant, II,
                        Mr. Charles S. Paul and Mr. Paul E. Vardeman.

       10.39*           Non-Qualified (Non-ISO) Stock Option Agreement used in
                        June 18, 1999 option grant to Mr. John D. McDonald.

   EXHIBIT NUMBER                               DESCRIPTION
---------------------   ------------------------------------------------------------
       16               Letter regarding change in certifying accountant
                        (Incorporated by reference from Exhibit 19.6 to AMCE's Form
                        10-Q (File No. 0-12429) for the quarter ended July 2,
                        1992).

      *21.              Subsidiaries of AMC Entertainment Inc.

      *23.              Consent of PricewaterhouseCoopers LLP to the use of their
                        report of independent accountants included in Part II, Item
                        8. of this annual report.

      *27.              Financial Data Schedule

       99               Durwood Voting Trust (Amended and Restated 1992
                        Durwood, Inc. voting Trust Agreement dated August 12, 1998).
                        (Incorporated by reference from exhibit 99.2 to the
                        Company's Schedule 13D (File No. 5-34911) filed July 22,
                        1999.

------------------------

*   Filed herewith