Form 10-Q
period 2000-06-29
AMC ENTERTAINMENT INC
filed 2000-08-11
CIK 722077

1

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

      (Mark One)
      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE  ACT OF 1934

      For the quarterly period ended June 29, 2000

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 Number of Shares
      Title of Each Class of Common Stock        Outstanding as of
                                                   June 29, 2000

      Common Stock, 66 2/3 cents par value            19,427,098
      Class B Stock, 66 2/3 cents par value            4,041,993

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                   INDEX
                                                           Page Number
                                                           ----------

                     PART I  -  FINANCIAL INFORMATION

  Item 1.Financial Statements
         Consolidated Statements of Operations                   3
         Consolidated Balance Sheets                             4
         Consolidated Statements of Cash Flows                   5
         Notes to Consolidated Financial Statements              7

  Item 2.Management's Discussion and Analysis
         of Financial Condition and Results of Operations        10

  Item 3.Quantitative and Qualitative Disclosures About
         Market Risk                                             16


                       PART II  -  OTHER INFORMATION

  Item 1. Legal Proceedings                                      17
  Item 6. Exhibits and Reports on Form 8-K                       17

         Signatures                                              19

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                                            Thirteen
                                                          Weeks Ended
                                                      June 29,  July 1,
                                                         2000    1999
                                                         ----    ----
                                                         (Unaudited)
Revenues
 Admissions                                          $193,541  $187,882
 Concessions                                           80,715    83,713
 Other theatre                                          6,722     5,089
 Other                                                  7,161     9,876
                                                   ---------- ----------
    Total revenues                                    288,139   286,560
Expenses
 Film exhibition costs                                104,109   109,548
 Concession costs                                      12,217    12,691
 Theatre operating expense                             75,809    67,009
 Rent                                                  55,979    47,877
 Other                                                  8,825    10,695
 General and administrative                             6,635    13,211
 Preopening expense                                     1,608     1,273
 Theatre closure expense                                  727     9,646
 Depreciation and amortization                         26,378    20,657
 Gain on disposition of assets                         (1,640)     (183)
                                                      -------    -------
  Total costs and expenses                            290,647   292,424
                                                       -------   -------
     Operating loss                                    (2,508)   (5,864)
Other expense (income)
  Interest expense
    Corporate borrowings                               16,248    11,628
    Capital and financing lease obligations and other   3,182     1,843
  Investment income                                    (1,100)     (486)
                                                      -------   -------
Loss before income taxes and
  cumulative effect of an accounting change           (20,838)  (18,849)
Income tax provision                                   (7,900)   (7,700)
                                                      -------   -------
Loss before cumulative effect of an accounting
   change                                             (12,938)  (11,149)
Cumulative effect of an accounting change
  (net of income tax benefit of $4,095)                      -   (5,840)
                                                      -------   -------

Net loss                                           $ (12,938)$ (16,989)
                                                     ========  ========

Loss per share before cumulative effect of
  an accounting change:
 Basic                                                $  (.55)$    (.48)
                                                     ========  ========
 Diluted                                              $  (.55)$    (.48)
                                                     ========  ========
Loss per share:
 Basic                                               $   (.55)$    (.72)
                                                     ========   ========
 Diluted                                             $   (.55)$    (.72)
                                                     ========   ========

              See Notes to Consolidated Financial Statements.

                          AMC ENTERTAINMENT INC.
                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)

                                                       June 29,March 30,
                                                         2000    2000
                                                         ----    ----
                                                     (Unaudited)
                                  ASSETS
Current assets:
 Cash and equivalents                                $  63,839$ 119,305
 Receivables, net of allowance for doubtful
  accounts of $3,896 as of June 29, 2000 and
  $3,576 as of March 30, 2000                          19,401    18,468
 Reimbursable construction advances                     8,267    10,955
 Other current assets                                  41,206    45,275
                                                      -------  --------
  Total current assets                                132,713   194,003
Property, net                                         828,881   822,295
Intangible assets, net                                 14,426    15,289
Other long-term assets                                142,244   157,218
                                                      -------   -------
  Total assets                                     $1,118,264$1,188,805
                                                    =========  ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $     98,773$   99,466
 Construction payables                                  8,130     6,897
 Accrued expenses and other liabilities               124,667   114,037
 Current maturities of capital and financing
      lease obligations                                 3,349     3,205
                                                      -------   -------
  Total current liabilities                           234,919   223,605
Corporate borrowings                                  684,122   754,105
Capital and financing lease obligations                63,517    65,301
Other long-term liabilities                            90,988    87,125
                                                      -------    ------
  Total liabilities                                 1,073,546 1,130,136
Stockholders' equity:
  Common Stock, 66 2/3 cents par value; 19,447,598
    shares  issued as of June 29, 2000 and
    March 30, 2000                                     12,965    12,965
  Convertible Class B Stock, 66 2/3 cents par value;
    4,041,993 shares issued and outstanding as
    of June 29, 2000 and March 30, 2000                 2,695     2,695
  Additional paid-in capital                          106,713   106,713
  Accumulated other comprehensive income               (4,699)   (3,812)
  Accumulated deficit                                 (63,099)  (50,161)
                                                      -------   -------
                                                       54,575    68,400
  Less:
   Employee notes for Common Stock purchases            9,488     9,362
   Common Stock in treasury, at cost, 20,500
     shares as of June 29, 2000 and March 30, 2000        369       369
                                                     -------    -------
  Total stockholders' equity                           44,718    58,669
                                                     -------    -------
  Total liabilities and stockholders' equity       $1,118,264$1,188,805
                                                     ========  ========
              See Notes to Consolidated Financial Statements.


                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share data)
                                                             Thirteen
                                                           Weeks Ended
                                                        June 29,   July 1,
                                                         2000       1999
                                                         ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)
Cash flows from operating activities:
  Net loss                                           $ (12,938)$  (16,989)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                       26,378     20,657
    Deferred income taxes                               (7,758)    (5,028)
    Gain on disposition of long-term assets             (1,640)      (183)
    Cumulative effect of an accounting change                -      5,840
    Change in assets and liabilities:
       Receivables                                        (933)    (6,906)
       Other current assets                              4,069      3,631
       Accounts payable                                    176     (5,162)
       Accrued expenses and other liabilities           13,512     23,850
       Liabilities for theatre closure                    (405)     7,802
    Other, net                                             924         51
                                                       -------    -------
  Net cash provided by operating activities             21,385     27,563
                                                       -------     -------

Cash flows from investing activities:
   Capital expenditures                                (31,876)   (79,311)
   Proceeds from sale/leasebacks                           554          -
   Net proceeds from reimbursable construction advances    229      2,389
   Proceeds from disposition of long-term assets        26,134      3,528
   Other, net                                           (3,191)     6,611
                                                       -------    -------
  Net cash used in investing activities                 (8,150)   (66,783)
                                                       -------    -------
Cash flows from financing activities:
   Net borrowings (repayments) under revolving
       Credit Facility                                 (70,000)    42,000
   Proceeds from financing lease obligations             2,453          -
Principal payments under capital and financing
       lease obligations                                  (798)      (886)
   Change in cash overdrafts                              (869)     8,701
   Change in construction payables                       1,233    (10,934)
                                                       -------    -------
   Net cash provided by (used in) financing
     activities                                        (67,981)   38,881
                                                       --------    ------
   Effect of exchange rate changes on cash
     and equivalents                                      (720)      204
                                                       -------    -------
Net decrease in cash and equivalents                   (55,466)     (135)
                                                       -------    -------
Cash and equivalents at beginning of period            119,305    13,239
                                                       -------    -------
Cash and equivalents at end of period              $    63,839  $ 13,104
                                                      ========   ========


                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                             Thirteen
                                                           Weeks Ended
                                                       June 29,   July 1,
                                                         2000      1999
                                                         ----      ----
                                                           (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest (net of amounts capitalized of
      $1,386 and $2,122)                           $11,132      $ 4,520
    Income taxes refunded                           (5,054)      (7,821)

              See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 29, 2000
                                (Unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 30, 2000. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the
Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 29, 2000 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2001.

      The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     Thirteen Weeks Ended
                                                      June 29,  July 1,
                                                        2000     1999
                                                        ----     ----
                                      (in thousands, except per share data)

Numerator:
 Net loss before cumulative effect of an
  accounting change for basic
  and diluted earnings per share                  $   (12,938)$ (11,149)
                                                     ========  ========
Denominator:
 Shares for basic and diluted earnings per share -
  average shares outstanding                           23,469    23,469
                                                     ========  ========
Basic loss per share before cumulative  effect
 of an accounting change                            $    (.55) $   (.48)
                                                     ========   ========
Diluted loss per share before cumulative effect
 of an accounting change                            $    (.55) $   (.48)
                                                     ========   ========

     During the thirteen weeks ended June 29, 2000 and July 1, 2000, shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                  Thirteen Weeks Ended
                                                    June 29,    July 1,
                                                      2000       1999
                                                      ----       ----
                                                       (in thousands)

Net loss                                         $ (12,938) $  (16,989)
Foreign currency translation adjustment             (1,038)     (1,698)
Unrealized gain on marketable securities
  (net of income tax benefit of $99)                   151           -
                                                   -------       -----
--
Comprehensive loss                               $ (13,825) $  (18,687)
                                                   ========    ========


NOTE 4 - OPERATING SEGMENTS

Information about the Company's operations by operating segment is as follows:

                                               Thirteen Weeks Ended
                                               June 29,     July 1,
                                                2000          1999
Revenues                                       ----           ----
                                                     (in thousands)
North America theatrical exhibition              $264,646   $265,952
International theatrical exhibition                16,332     10,732
On-screen advertising and other                     7,161      9,876
                                                  -------    -------
Total revenues                                   $288,139   $286,560
                                                 ========   ========

                                                Thirteen Weeks Ended
                                       			       June 29,    July 1,
                                                   2000        1999
Adjusted EBITDA (1)                                ----        ----
                                                    (in thousands)
North America theatrical exhibition            $  34,494    $ 40,165
International theatrical exhibition               (1,630)       (606)
On-screen advertising and other                   (1,664)       (819)
                                                  -------    -------
Total segment Adjusted EBITDA                     31,200      38,740
General and administrative                         6,635      13,211
                                                  -------    -------
Total Adjusted EBITDA                          $  24,565     $25,529
                                                 ========   ========

                                            			  June 29,    July 1,
                                                   2000        1999
Property (2)                                       ----        ----
                                                    (in thousands)
North America theatrical exhibition            $1,082,049  $ 952,475
International theatrical exhibition                77,307     50,365
On-screen advertising and other                    13,465     11,733
                                                  -------    -------
Total segment property                          1,172,821  1,014,573
Construction in progress                           39,889    118,627
Corporate                                          45,882     48,939
                                                  -------    -------
                                                1,258,592  1,182,139
Less-accumulated depreciation
  and amortization                                429,711    398,489
                                                  -------    -------
Property, net                                 $   828,881 $  783,650
                                                 ========   ========


  (1)Represents net loss before income taxes, cumulative effect of an accounting change, interest, depreciation and amortization and adjusted for preopening expense, theatre closure expense, gain on disposition of assets, equity in earnings of unconsolidated affiliates.
  (2) Property is comprised of land, buildings and improvements, leasehold improvements and furniture, fixtures and equipment.

NOTE 5 - RESTRUCTURING CHARGE

      On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 after tax or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,300,000, lease termination costs of $700,000 and the write-down of property of $6,000,000. As of June 29, 2000, the Company had paid substantially all expenses related to these charges.

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

The activity impacting the accrual for restructuring charge is summarized below:

                            Severance and      Lease
                            Other Employee    Termination
                            Related Costs      Costs          Total
                            --------------      -------      -------
Balance as of March 30, 2000    $ 550            $ 310       $   860
Cash Payments                    (543)            (236)         (779)
                          					-------        		-------     	-------
Balance as of June 29, 2000     $   7            $  74       $    81
                              ========          ======      ========

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

                                                Thirteen Weeks Ended
                                                   June 29,  July 1,
                                                   2000       1999  %Change
                                                   ----     ----     ----

                                                  (Dollars in thousands)
Revenues
North America theatrical exhibition
  Admissions                                    $180,377 $179,167     0.7%
  Concessions                                     78,023   82,019    (4.9)
  Other theatre                                    6,246    4,766    31.1
                                                 --------   -----    ----
                                                 264,646  265,952    (0.5)

International theatrical exhibition
  Admissions                                      13,164    8,715    51.0
  Concessions                                      2,692    1,694    58.9
  Other theatre                                      476      323    47.4
                                                 -------  -------    ----
                                                  16,332   10,732    52.2

On-screen advertising and other                    7,161    9,876   (27.5)
                                                 -------  -------    ----
     Total revenues                             $288,139 $286,560     0.6%
                                                ======== ========= =======

Cost of Operations
 North America theatrical exhibition
  Film exhibition costs                         $ 97,328 $105,141    (7.4)%
  Concession costs                                11,416   12,169    (6.2)
  Theatre operating expense                       70,642   63,790    10.7
  Rent                                            50,766   44,687    13.6
  Preopening expense                               1,342    1,010    32.9
  Theatre closure expense			                         727    9,646   (92.5)
                                                 --------  ------  -------
                                                 232,221  236,443    (1.8)
 International theatrical exhibition
  Film exhibition costs                            6,781    4,407    53.9
  Concession costs                                   801	     522    53.4
  Theatre operating expense                        5,167    3,219    60.5
  Rent                                             5,213    3,190    63.4
  Preopening expense                                 266      263     1.1
                                                 -------  --------  ------
                                                  18,228   11,601    57.1

On-screen advertising and other                    8,825   10,695   (17.5)
General and administrative                         6,635   13,211   (49.8)
Depreciation and amortization                     26,378   20,657    27.7
Gain on disposition of assets                     (1,640)    (183)      *
                                                 -------  -------   ------

Total costs and expenses                        $290,647 $292,424   (0.6)%
                                                ======== =========  =======
*Percentage change in excess of 100%.


Thirteen weeks ended June 29, 2000 and July 1, 1999.

      Revenues.   Total  revenues increased .6% during the  thirteen  weeks
ended June 29, 2000 compared to the thirteen weeks ended July 1, 1999.

      North America theatrical exhibition revenues decreased .5% from the prior year. Admissions revenues increased .7% due to a 7.8% increase in average ticket price offset by a 6.6% decrease in attendance. The increase in average ticket prices was due to a strategic initiative implemented by the Company to selectively increase ticket and concession price and to the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 18.9% decrease in attendance at comparable multiplexes (theatres opened before the first quarter of fiscal 2000), the closure or sale of 24 multiplexes with 156 screens since July 1, 1999 and a decline in the popularity of film product during the thirteen weeks ended June 29, 2000 as compared with the same period in the prior year. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 14 new megaplexes with 313 screens since July 1, 1999. Attendance at comparable megaplexes decreased 9.8% primarily due to a decline in the popularity of film product during the thirteen weeks ended June 29, 2000 as compared with the same period in the prior year. Concessions revenues decreased 4.9% due to the decrease in total attendance offset by a 1.9% increase in average concessions per patron.

     International theatrical exhibition revenues increased 52.2% from the prior year. Admissions revenues increased 51.0% due primarily to an increase in attendance from the addition of 4 new megaplexes with a total of 78 screens since July 1, 1999. Attendance at comparable megaplexes increased 5.0%. Concession revenues increased 58.9% due primarily to the increase in total attendance. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other revenues decreased 27.5% from the prior year due primarily to a decrease in rolling stock advertising (filmed pre-show commercials) at the Company's on-screen advertising business.

     Costs and expenses. Total costs and expenses decreased .6% during the thirteen weeks ended June 29, 2000 compared to the thirteen weeks ended July 1, 1999.

      North America theatrical exhibition costs and expenses decreased 1.8% from the prior year. Film exhibition costs decreased 7.4% due to a decrease in the percentage of admissions paid to film distributors offset by higher admissions revenues. The decrease in film exhibition costs as a percentage of admissions revenues was primarily due to Star Wars Episode I:
The Phantom Menace, a film whose audience appeal led to higher than normal film rental terms during the thirteen weeks ended July 1, 1999. As a percentage of admissions revenues, film exhibition costs were 54.0% in the current year as compared with 58.7% in the prior year. Concession costs decreased 6.2% due to the decrease in concessions revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 14.6% in the current year compared with 14.8% in the prior year. As a percentage of revenues, theatre operating expense was 26.7% in the current year as compared to 24.0% in the prior year primarily due to an increase in fixed costs associated with the increase in the number of screens operated and the decrease in attendance. Rent expense increased 13.6% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the thirteen weeks ended June 29, 2000, the Company incurred $727,000 of theatre closure expense comprised primarily of expected payments to a landlord to terminate the lease related to the closure of one multiplex with six screens.

     International theatrical exhibition costs and expenses increased 57.1% from the prior year. Film exhibition costs increased 53.9% primarily due to higher admission revenues. Rent expense increased 63.4% and theatre operating expense increased 60.5% from the prior year, primarily due to the increased number of screens in operation. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

     On-screen advertising and other costs and expenses decreased 17.5% due primarily to the decrease in rolling stock advertising at the Company's on-screen advertising business.

      General and administrative expenses decreased 49.8% during the thirteen weeks ended June 29, 2000 due primarily to the September 30, 1999 consolidation of the Company's three U.S. divisional operations offices into its corporate headquarters and a decrease in incentive compensation
expense.   As  a percentage of total revenues, general and administrative expenses  declined from 4.6% in the prior year to 2.3% in the current year.

      Depreciation and amortization increased 27.7%, or $5,721,000, during the thirteen weeks ended June 29, 2000. This increase was primarily caused by an increase in depreciation of $3,284,000 related to the Company's new theatres.

     Gain on disposition of assets increased from a gain of $183,000 in the prior year to a gain of $1,640,000 during the current year. Current year and prior year results include gains related to the sales of real estate properties held for investment.

      Interest  Expense.   Interest  expense  increased  44.2%  during  the
thirteen weeks ended June 29, 2000 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates.

      Income Tax Provision. The provision for income taxes decreased to a benefit of $7,900,000 during the current year from a benefit of $7,700,000 in the prior year. The effective tax rate was 37.9% for the current year compared to 40.9% for the previous year. The Company adjusts its expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings on losses.

      Net Earnings. Net earnings increased during the thirteen weeks ended June 29, 2000 to a loss of $12,938,000 from a loss of $16,989,000 in the prior year. Net loss per share was $.55 compared to a loss of $.72 in the prior year. Prior year results include the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000), which reduced earnings per share by $.24 for the thirteen weeks ended July 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $21,385,000 and $27,563,000 for the thirteen weeks ended June 29, 2000 and July 1, 1999, respectively.

      The Company continues to expand its North America and International theatre circuits. During the current fiscal year, the Company opened one megaplex with 25 screens. In addition, the Company closed two multiplexes with twelve screens, resulting in a circuit total of 81 megaplexes with 1,807 screens and 129 multiplexes with 1,109 screens as of June 29, 2000.

      The  costs  of  constructing new theatres are funded by  the  Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During the thirteen weeks ended June 29, 2000, one new theatre with 25 screens was leased from a developer.

      As of June 29, 2000, the Company had construction in progress of $39,889,000 and reimbursable construction advances (amounts due from developers and lessors on leased theatres) of $8,267,000. The Company had five megaplexes with 88 screens under construction on June 29, 2000. During the thirteen weeks ended June 29, 2000, the Company had capital expenditures of $31,876,000. The Company expects that the net cash requirements for capital expenditures in fiscal year 2001 will approximate $110 to 120 million. Included in these amounts are projections of the expected proceeds from the sales of real estate assets which the Company plans to place into sale and leaseback or other comparable financing programs. The Company expects proceeds from sale and leaseback transactions of up to $10 million for fiscal 2001. Consummation of sale and leaseback or other comparable financing programs are dependent upon favorable market conditions.

      The Company's $425 million revolving credit facility (the "Credit Facility") permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50
million on December 31, 2003. The total commitment under the Credit Facility is $425 million, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of June 29, 2000, the Company had outstanding borrowings of $260,000,000 under the Credit Facility at an average interest rate of 8.7% per annum, and approximately $77,000,000 was available for borrowing under the Credit Facility.

       Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of June 29, 2000, the Company was in compliance with all financial covenants relating to the Credit Facility.

     Covenants under the Indentures relating to the Company's 9 1/2% Senior Subordinated Notes due 2009 and the Company's 9 1/2% Senior Subordinated Notes due 2011 are substantially the same and impose limitations on the incurrence of indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets. As of June 29, 2000, the Company was in compliance with all financial covenants relating to the Notes due 2009 and the Notes due 2011. However, as of such date, under provisions of the Notes due 2009 and the Notes due 2011, the Company is currently prohibited from incurring additional indebtedness other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indentures, and paying dividends or making distributions in respect of its capital stock.

      The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and leaseback transactions, expected reimbursements from developers and the available commitment amount under its Credit Facility will be sufficient to fund operations, planned capital expenditures and payments to landlords to terminate leases on closed theatres for the next 12 months. However, the performance of films licensed by the Company and unforeseen changes in operating requirements could affect the Company's ability to continue its expansion program as well as comply with certain financial covenants in the Credit Facility.

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

      Market  risk  on  variable rate financial instruments.   The  Company
maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 8.7% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $2.6 million.

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

      Foreign currency exchange rates. The Company currently operates theatres in Canada, Portugal, Spain, France, Japan, and China (Hong Kong) and is currently developing theatres in other international markets. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the
U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its international theatres but instead intends to use them to fund additional expansion. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $.6 million and $11.6 million, respectively.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is made to Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 2000.

      The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits


                               EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION
--------------  ------------

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

4.1(d) Fourth Amendment, dated March 29, 2000, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(d) to the Company's Form 10-K (file 1-8747) for the fiscal year ended March 30, 2000).

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

*27             Financial Data Schedule

_______

*    Filed herewith

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed or required to be filed during the thirteen weeks ended June 29, 2000.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.

Date: August 11, 2000                        /s/   Peter C. Brown
                                             ----------------------------
                                             Peter C. Brown
                                             Chairman of the Board,
                                             Chief  Executive  Officer  and
                                             President


Date: August 11, 2000                        /s/   Craig R. Ramsey
                                               ----------------------------
                                        		   Craig R. Ramsey
                                             Senior Vice President,Finance,
                                             Chief Financial Officer and
                                             Chief Accounting Officer