Form 10-K/A
period 2000-03-30
AMC ENTERTAINMENT INC
filed 2000-11-03
CIK 722077

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                             (AMENDMENT NO. 1)
          (Mark One)
        [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended March 30, 2000
                                    OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________
                                              -------      -------
                       Commission file number 1-8747
                          AMC ENTERTAINMENT INC.
          (Exact name of registrant as specified in its charter)
         Delaware                                 43-1304369
(State or other jurisdiction
of incorporation or organization)   (I.R.S.  Employer Identification No.)
   106 West 14th Street
     P. O. Box 219615
  Kansas City, Missouri                           64121-9615
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

    Securities registered pursuant to Section 12(g) of the Act:  None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No ___
                                                 ----      ----

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

                                                Number of shares
Title of each class of common stock       Outstanding as of May 12, 2000

Common Stock, 66 2/3 cents par value                 19,427,098
Class B Stock, 66 2/3 cents par value                  4,041,993

AMC Entertainment Inc., hereby amends Part III, Item 11 of its Annual Report on Form 10-K for the year ended March 30, 2000 to include the amended Item 11. Executive Compensation.

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

                        Summary Compensation Table
                                                    Long-Term
                                                  Compensation
                                                Awards-Securities
                          Annual Compensation        Underlying
                          ---------------------
                   Fiscal                             Options/  All Other
Name and                               Other Annual
Principal Position Year Salary  Bonus  Compensation(1)SARs Compensation(2)

Peter C. Brown     2000$471,244 $112,455    N/A           -     $9,462
Chief Executive
Officer            1999 409,241       -     N/A     125,000      5,334
and President      1998 296,444       -     N/A           -      4,960

Stanley H.
Durwood(3)		 2000 152,656      -     N/A           -          -
Chief Executive
Officer            1999 567,008       -     N/A     150,000          -
                   1998 536,558       -     N/A           -          -

Philip M.
Singleton		 2000 375,145  66,300     N/A           -      7,789
Chief Operating
Officer            1999 383,702       -     N/A     100,000      5,317
                   1998 316,679       -     N/A           -      4,896

Richard M. Fay     2000 285,473  31,875     N/A      42,750      8,550
President-AMC Film 1999 298,075       -     N/A           -      4,503
Marketing          1998 286,982  45,000     N/A           -      4,676

Richard T. Walsh   2000 270,089  31,875     N/A      15,500      8,058
Executive Vice
President,         1999 238,666       -     N/A           -      4,639
Film Operations,
AMC                1998 226,441  60,000     N/A           -      4,805
Film Marketing

John D. McDonald   2000 256,308  42,075     N/A      50,500      7,685
Executive Vice
President,         1999 217,695       -     N/A           -      8,308
North American
Operations         1998 199,442  60,000     N/A           -      6,883

(1)For the years presented perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(2)For  fiscal 2000, 1999 and 1998, All Other Compensation is comprised  of
 AMC's  contributions  under AMC's 401(k) Savings  Plan  and  Non-Qualified
 Deferred Compensation Plan, both of which are defined contribution plans.

 (3)Mr. Stanley H. Durwood died on July 14, 1999.

Option Grants
     The following table provides certain information concerning individual grants of stock options made during the last completed fiscal year under the 1994 Plan to each of the Named Executive Officers. There were no grants of stock options made during the last fiscal year under the 1999 Plan.

                   Option/SAR Grants in Last Fiscal Year


              Number of   % of Total
             Securities  Options/SARs          Potential Realizable Value at
             Underlying   Granted to                Assumed Annual Rates of
               Options/  Employees Exercise or     Stock Price Appreciation for
                 SARs  in Fiscal  Base Price Expiration   Option Term(2)
Name           Granted(1)    Year    ($/share)   Date  5%($)      10% ($)
----------------------------------------------------------------------

Peter C. Brown      -        - $   -            -  $       - $        -
Stanley H.
Durwood(3)          -        -     -            -          -          -
Philip M.
Singleton           -        -     -            -          -          -
Richard M.
Fay            42,750    9.10%    17.69  06/18/09    475,546  1,205,127
Richard T.
Walsh          15,500    3.30%    17.69  06/18/09    172,420    436,947
John D.
McDonald       50,500   10.80%    17.69  06/18/09    561,756  1,423,601

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

(3)Mr.Stanley H. Durwood died on July 14, 1999.

Option Exercises and Holdings. The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of March 30, 2000.

            Aggregated Option/SAR Exercises in Last Fiscal Year
                   and Fiscal Year End Option/SAR Values
                                                         Value of
                                   Number of           Unexercised
                             Securities Underlying     In-The-Money
                              Unexercised Options/   Options/SARs at
    Shares Acquired             SARs at FY-End          FY-End (1)
Name   on Exercise  Value
                  Realized   Exercisable Unexercisable Exercisable
                                                             Unexercisable
Peter C. Brown   -      $   -  284,000         -       $   -    $   -
Stanley H.
Durwood(2)       -          -  237,500         -           -        -
Philip M.
Singleton        -          -  233,600         -           -        -
Richard M.  Fay  -          -   23,625    21,375           -        -
Richard T. Walsh -          -   37,250     7,750           -        -
John D. McDonald -          -   29,750    25,250           -        -

(1)Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the value of AMCE's Common Stock as of March 30, 2000. There were no in-the-money options outstanding as of March 30, 2000.
(2)Mr. Stanley H. Durwood died July 14, 1999.

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

Highest Consecutive
Five year Average
Annual Compensation          Years of Credited Service
----------------------------------------------------------------------
                           15        20        25        30        35
                          ----      ----      ----      ----      ----
$125,000               $17,510    $23,347   $29,184   $35,021   $41,857
 150,000                21,260     28,347    35,434    42,521    50,607
 175,000                25,010     33,347    42,684    50,021    58,357
 200,000                28,760     38,347    48,934    57,521    67,107
 225,000                32,510     43,347    54,184    65,021    76,857
 250,000                36,260     48,347    60,434    72,521    85,607
 275,000                40,010     53,347    66,684    80,021    93,357

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

     Messrs.  Peter C. Brown, Philip M. Singleton, Richard M. Fay,  Richard
T. Walsh and John D. McDonald have entered into employment agreements with the Company providing for annual base salaries of no less than the following amounts: Mr. Brown-$400,000; Mr. Singleton-$375,000; Mr. Fay- $285,000; Mr. Walsh-$285,000 and Mr. McDonald-$210,000. The agreements also provide for discretionary bonuses, an automobile allowance, reimbursement of reasonable travel and entertainment expenses and other benefits offered from time to time to other executive officers. The employment agreements of Mr. Brown and Mr. Singleton have terms of three years and those of Mr. Fay, Mr. Walsh and Mr. McDonald have terms of two years. On the anniversary date of each agreement, one year shall be added to its term, so that each employment agreement shall always have a three-year or two-year term, as the case may be, as of each anniversary date. Each employment agreement terminates generally without severance if such employee is terminated for cause, as defined in the employment agreement, or upon such employee's resignation, death or disability as defined in his employment agreement. Pro rata bonus payments will be made upon termination by reason of disability or death. If either Mr. Brown or Mr. Singleton is terminated without cause or terminates his agreement following a material breach by the Company or a change in control, as defined in the agreement, he will be entitled to receive (i) a lump sum cash payment equal to the lesser of 4.5 times current base salary or 2.99 times average annual W-2 earnings for the prior five years and (ii) the value of all outstanding employee stock options held by such employee. If either Mr. Fay, Mr. Walsh or Mr. McDonald is terminated without cause or terminates his agreement subsequent to specified changes in his responsibilities, base salary or benefits following a change in control, as defined in the agreement, he will be entitled to receive a lump sum cash payment equal to two years base salary. In addition, if either Mr. Brown or Mr. Singleton dies, is terminated without cause or terminates his agreement following a material breach by the Company or a change in control, the Company will redeem shares previously purchased by him with the proceeds of a loan from the Company. (Mr. Brown financed the purchase of 375,000 shares with such a loan and Mr. Singleton financed the purchase of 250,000 shares with such a loan). In such event, if the employee's obligations under the note to the Company exceed the value of the stock which he acquired with the note proceeds, the Company will forgive a portion of such excess in an amount based on a formula set forth in the agreement. The amounts payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as of March 30, 2000 were as follows: Mr. Brown-$1,094,000; Mr. Singleton-$1,375,000; Mr. Fay-$570,000;
Mr. Walsh-$570,000; and Mr. McDonald-$480,000. The value of outstanding employee stock options payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as of March 30, 2000 were, as follows: Mr. Brown-$0 and Mr. Singleton-$0. The amount of note proceeds and interest that would be forgiven by the Company assuming termination by reason of a change of control as of March 30, 2000 were as follows: Mr. Brown-$4,274,000 and Mr. Singleton-$1,963,000.

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

                              AMC ENTERTAINMENT INC.



                              By:  /s/Craig R. Ramsey
                                   ----------------------------
                                   Craig R. Ramsey
                                   Senior Vice President,
                                   Finance, Chief Financial Officer and
                                   Chief Accounting Officer

                              Date:November 2, 2000