Form 10-Q
period 2000-09-28
AMC ENTERTAINMENT INC
filed 2000-11-06
CIK 722077

1

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

      (Mark One)
      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE  ACT OF 1934

      For the quarterly period ended September 28, 2000

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
                            Yes    x    No ____
                               ----        ----


      Indicate  the number of shares outstanding of  each  of  the
      issuer's   classes  of  common  stock,  as  of  the   latest
      practicable date.
                                              Number of Shares
      Title of Each Class of Common Stock      Outstanding as of
                                              September 28, 2000
      -----------------------------------   ---------------------
      Common Stock, 66 2/3 cents par value            19,427,098
      Class B Stock, 66 2/3 cents par value            4,041,993

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                   INDEX
                                                           Page Number
                                                            -----------

                     PART I  -  FINANCIAL INFORMATION

  Item 1.Financial Statements
         Consolidated Statements of Operations                   3
         Consolidated Balance Sheets                             4
         Consolidated Statements of Cash Flows                   5
         Notes to Consolidated Financial Statements              7

  Item 2.Management's Discussion and Analysis
         of Financial Condition and Results of Operations        10

  Item 3.Quantitative and Qualitative Disclosures
         About Market Risk                                       19


                       PART II  -  OTHER INFORMATION

  Item 1.Legal Proceedings                                       20

  Item 6.Exhibits and Reports on Form 8-K                        22

         Signatures                                              24

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                Thirteen                    Twenty-six
                             Weeks Ended                   Weeks Ended
                          Sept. 28, Sept. 30,          Sept. 28,  Sept.30,
                             2000     1999                2000      1999
                             ----     ----                ----      ----
                             (Unaudited)                   (Unaudited)
Revenues
 Admissions               $220,554 $219,749           $414,095   $407,631
 Concessions                91,472   95,499            172,187    179,212
 Other theatre               6,813    6,849             13,535     11,938
 Other                      14,425   11,588             21,586     21,464
                           -------  -------            -------    -------
    Total revenues         333,264  333,685            621,403    620,245
Expenses
 Film exhibition costs     119,902  121,545            224,011    231,093
 Concession costs           14,138   14,898             26,355     27,589
 Theatre operating expense  76,347   71,123            152,156    138,132
 Rent                       57,862   48,636            113,841     96,513
 Other                      12,392   11,794             21,217     22,489
 General and administrative  7,350   12,284             13,985     25,495
 Preopening expense            875    2,024              2,483      3,297
 Theatre closure expense    11,679    2,046             12,406     11,692
 Restructuring charge            -   12,000                  -     12,000
 Depreciation and
   amortization             25,917   23,029             52,295     43,686
 Impairment of long-lived
   assets                    3,813        -              3,813          -
 (Gain) loss on disposition
   of assets                     5    (144)            (1,635)      (327)
                           -------  -------            -------    -------
Total costs and
     expenses              330,280  319,235            620,927    611,659
                           -------  -------            -------    -------

     Operating income       2,984    14,450                476      8,586
Other expense (income)
  Interest expense
    Corporate borrowings    15,790   12,530             32,038     24,158
    Capital and financing
     lease obligations
     and other               2,996    1,871              6,178      3,714
  Investment (income) loss     495      386               (605)      (100)
                           -------  -------            -------    -------
Loss before income taxes
  and cumulative effect
  of an accounting change (16,297)    (337)           (37,135)   (19,186)
Income tax provision       (5,900)    (135)           (13,800)    (7,835)
                           -------  -------            -------    -------
Loss before cumulative
  effect of an
  accounting change       (10,397)    (202)           (23,335)   (11,351)
Cumulative effect of an
  accounting change
  (net of income tax
   benefit of $4,095)            -          -                -    (5,840)
                           -------  -------            -------    -------
Net loss                 $(10,397)$     (202)       $ (23,335) $ (17,191)
                           ========  ========         ========   ========
Net loss per share before
 cumulative effect of
 an accounting change:
 Basic                  $      (.44)$    (.01)        $  (.99)  $   (.48)
                           ========  ========         ========   ========

 Diluted                $      (.44)$    (.01)        $    (.99)  $ (.48)
                           ========  ========         ========   ========
Net loss per share:
 Basic                  $      (.44)$    (.01)        $    (.99)  $ (.73)
                           ========  ========         ========   ========
 Diluted                $      (.44)$    (.01)        $    (.99)  $ (.73)
                           ========  ========         ========   ========

              See Notes to Consolidated Financial Statements.

                          AMC ENTERTAINMENT INC.
                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)
                                                    September 28,March 30,
                                                         2000      2000
                                                         ----       ----
                                                          (Unaudited)
                                  ASSETS
Current assets:
 Cash and equivalents                                $ 80,240  $ 119,305
 Receivables, net of allowance for doubtful
  accounts of $4,006 as of September 28, 2000
  and $3,576 as of March 30, 2000                      22,242     18,468
 Reimbursable construction advances                     1,858     10,955
 Other current assets                                  40,562     45,275
                                                      -------    -------
  Total current assets                                144,902    194,003
Property, net                                         818,237    822,295
Intangible assets, net                                 13,532     15,289
Other long-term assets                                148,812    157,218
                                                      -------    -------
  Total assets                                     $1,125,483 $1,188,805
                                                     ========   ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 80,900  $ 99,466
 Construction payables                                  7,783     6,897
 Accrued expenses and other liabilities               122,635   114,037
 Current maturities of capital and financing
      lease obligations                                 2,442     3,205
                                                      -------   -------
  Total current liabilities                           213,760   223,605
Corporate borrowings                                  734,138   754,105
Capital and financing lease obligations                56,382    65,301
Other long-term liabilities                            92,538    87,125
                                                      -------   -------
  Total liabilities                                 1,096,818 1,130,136

Stockholders' equity:
  Common Stock, 66 2/3 cents par value; 19,447,598
    shares  issued as of September 28, 2000
      and March 30, 2000                               12,965    12,965
  Convertible Class B Stock, 66 2/3 cents par value;
    4,041,993 shares issued and outstanding as
    of September 28, 2000 and March 30, 2000            2,695     2,695
  Additional paid-in capital                          106,713   106,713
  Accumulated other comprehensive income              (10,227)   (3,812)
  Accumulated deficit                                 (73,496)  (50,161)
                                                      -------   -------
                                                       38,650    68,400
  Less:
   Employee notes for Common Stock purchases            9,616     9,362
   Common Stock in treasury, at cost, 20,500
     shares as of September 28, 2000 and
     March 30, 2000                                       369       369
                                                      -------   -------
  Total stockholders' equity                           28,665    58,669
                                                      -------   -------
  Total liabilities and stockholders' equity       $1,125,483$1,188,805
                                                     ========  ========
              See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share data)
                                                            Twenty-six
                                                           Weeks Ended
                                               September 28,   September 30,
                                                         2000       1999
                                                         ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)
Cash flows from operating activities:
  Net loss                                        $   (23,335) $  (17,191)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Restructuring charge                                     -     12,000
    Depreciation and amortization                       52,295     43,686
    Impairment of long-lived assets                      3,813          -
    Deferred income taxes                              (13,800)    (5,475)
    Gain on disposition of long-term assets             (1,635)      (327)
    Cumulative effect of an accounting change                -      5,840
    Change in assets and liabilities:
       Receivables                                     (3,774)    (7,859)
       Other current assets                             4,713      4,547
       Accounts payable                               (21,312)   (12,628)
       Accrued expenses and other liabilities          (1,426)    10,497
       Liabilities for theatre closure                  6,621      7,332
    Other, net                                          2,065        717
                                                       -------    -------
  Net cash provided by operating activities             4,225     41,139
                                                       -------    -------
Cash flows from investing activities:
   Capital expenditures                               (56,662)  (177,299)
   Proceeds from sale/leasebacks                            6      2,940
   Net proceeds from reimbursable construction advances 6,559      9,556
   Proceeds from disposition of long-term assets       26,322      3,591
   Other, net                                          (2,975)    11,526
                                                       -------    -------
  Net cash used in investing activities               (26,750)  (149,686)
                                                       -------    -------
Cash flows from financing activities:
   Net borrowings (repayments) under revolving
     Credit Facility                                  (20,000)    104,000
   Principal payments under corporate borrowings             -    (14,000)
   Proceeds from financing lease obligations            2,532       8,197
   Principal payments under capital and financing
     lease obligations                                 (1,582)     (1,639)
   Change in cash overdrafts                            2,746      22,398
   Change in construction payables                        886     (13,399)
   Other, net                                               -        (241)
                                                       -------    -------
  Net cash provided by (used in) financing
    activities                                        (15,418)    105,316
                                                       -------    -------
  Effect of exchange rate changes on cash
       and equivalents                                 (1,122)        369
                                                       -------    -------
Net decrease in cash and equivalents                  (39,065)    (2,862)
Cash and equivalents at beginning of period           119,305     13,239
                                                       -------    -------
Cash and equivalents at end of period                $ 80,240   $ 10,377
                                                       ========  ========

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                            Twenty-six
                                                           Weeks Ended
                                                      Sept. 28,   Sept. 30,
                                                         2000      1999
                                                         ----      ----
                                                           (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest (net of amounts capitalized
     of $2,119 and $4,276)                             $44,681     $31,384
    Income taxes refunded                               (5,482)     (7,509)
Schedule of non-cash investing activities:
    Receivable from sale/leasebacks included
    in reimbursable construction advances                  $  -   $  8,422


              See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 28, 2000
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      AMC Entertainment Inc. ("AMCE" or the "Company") is a holding company which, through its direct and indirect subsidiaries, is principally involved in the theatrical exhibition business throughout North America and in Portugal, Spain, France, Japan and China (Hong Kong). The Company also provides on-screen advertising through a wholly-owned subsidiary, National Cinema Network, Inc., and is involved in miscellaneous ventures through other wholly-owned subsidiaries.

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 30, 2000. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the
Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 28, 2000 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2001.

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

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                           Thirteen Weeks             Twenty-six Weeks
                                   Ended                         Ended
                         Sept. 28,  Sept. 30,        Sept. 28, Sept. 30,
                           2000       1999              2000      1999
                           ----       ----              ----      ----
                              (in thousands, except per share data)

Numerator:
 Loss before cumulative
  effect of an accounting
  change for basic and
  diluted earnings
  per share                $ (10,397)   $  (202)   $(23,335) $ (11,351)
                            ========    ========    ========   ========
Denominator:
 Shares for basic earnings
     per share -
  average shares outstanding  23,469     23,469       23,469   23,469
                            ========   ========     ========   =======

Basic loss per share before
 cumulative  effect of an
 accounting change        $    (.44) $    (.01)      $ (.99) $   (.48)
          		                ========  ========      ========  ========

Diluted loss per share before
 cumulative effect of an
 accounting change        $    (.44)$    (.01)      $  (.99)   $ (.48)
                            ========  ========      ========  ========

      During the thirteen and twenty-six weeks ended September 30, 1999, shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                         Thirteen Weeks Ended     Twenty-six Weeks Ended
                         Sept. 28,   Sept. 30,       Sept. 28, Sept. 30,
                           2000       1999               2000      1999
                           ----       ----              ----      ----
                                         (in thousands)

Net loss              $  (10,397)   $   (202)         $(23,335) $(17,191)
Foreign currency
 translation adjustment   (5,297)      4,319            (6,335)    2,621
Unrealized loss on
  marketable  securities
  (net of income tax
   benefit of $161
  and $62, respectively)     (231)         -              (80)         -
                          -------    -------            -------   -------
Comprehensive income
  (loss)		              	 $(15,925)   $ 4,117          $(29,750) $(14,570)
                          ========   ========          ========  ========


NOTE 4 - OPERATING SEGMENTS

Information about the Company's operations by operating segment is as follows:

                      Thirteen Weeks Ended      Twenty-six Weeks Ended
Revenues                 Sept. 28, Sept. 30,      Sept. 28,   Sept. 30,
                            2000         1999      2000        1999
                            ----         ----      ----        ----
                                           (in thousands)
North America
  theatrical
   exhibition	         	$294,613  $305,591       $559,259  	$571,543
International
  theatrical exhibition   24,226    16,506         40,558     27,238
On-screen advertising
   and other              14,425    11,588         21,586     21,464
                         -------   -------        -------    -------
Total revenues          $333,264  $333,685       $621,403   $620,245
                        ========  ========       ========   ========


                      Thirteen Weeks Ended   Twenty-six Weeks Ended
Adjusted EBITDA (1)      Sept. 28,   Sept. 30,   Sept. 28,  Sept. 30,
                            2000        1999       2000        1999
                            ----       ----        ----        ----
                                    (in thousands)
North America
  theatrical
  exhibition		          $51,162      $65,192   $  85,656   $105,357
International
  theatrical exhibition    (572)         703      (2,202)        97
On-screen advertising
  and other                2,033        (206)        369     (1,025)
                         -------      -------     -------    -------
Total segment
  Adjusted EBITDA         52,623    65,689         83,823    104,429
General and
  administrative           7,350    12,284         13,985     25,495
                         -------   -------        -------    -------
Total Adjusted EBITDA    $45,273   $53,405      $  69,838   $ 78,934
                        ========  ========       ========   ========


Property (2)              Sept. 28, Sept. 30,
                            2000     1999
                            ----     ----
                            (in thousands)
North America
   theatrical
   exhibition         $1,050,714 $1,021,691
International
   theatrical
   exhibition             84,056    61,915
On-screen advertising
   and other              14,309    12,107
                         -------   -------
Total segment property 1,149,079 1,095,713
Construction in progress  41,885   108,663
Corporate                 41,968    43,596
                         -------   -------
                       1,232,932 1,247,972
Less-accumulated
  depreciation
  and amortization       414,695   400,693
                         -------   -------
Property, net        $   818,237$  847,279
                        ========  ========

  (1)Represents net loss before income taxes, cumulative effect of an accountin g change, interest, depreciation and amortization and adjusted for impairment losses, restructuring charge, preopening expense, theatre closure expense, gain/loss on disposition of assets and equity in earnings of unconsolidated affiliates.
  (2) Property is comprised of land, buildings and improvements, leasehold imp rovements and furniture, fixtures and equipment.

NOTE 5 - IMPAIRMENT OF LONG-LIVED ASSETS

  During the twenty-six weeks ended September 28, 2000, the Company recognized a non-cash impairment loss of $3,813,000 ($2,250,000 after tax, or $.10 per share). The charge was primarily related to discontinued development of a theatre in Taiwan and on 29 North America multiplex theatres with 180 screens. The Company closed 22 of these theatres with 139 screens during the thirteen weeks ended September 28, 2000. The Company continues to operate seven of the impaired theatres with 41 screens and expects the future cash flows to decline as they face competition from newer megaplexes and plans to close these theatres during fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This section contains certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include words or phrases such as the Company or its management "believes," "expects," "anticipates," "intends," "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the expectations of the Company include, among others: (i) the Company's ability to enter into various financing programs; (ii) the performance of films licensed by the Company; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) general economic conditions, including adverse changes in inflation and prevailing interest rates; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws and (x) unforeseen changes in operating requirements. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operating Results

      Set forth in the table below is a summary of revenues, costs and expenses and operating data attributable to the Company's North America and International theatrical exhibition operations and the Company's on-screen advertising and other businesses.

                     Thirteen Weeks Ended           Twenty-six Weeks Ended
                      Sept. 28,  Sept. 30,          Sept. 28, Sept. 30,
                          2000     1999   % Change  2000    1999   % Change
                         ----      ----  ----      ----     ----    ----
                                      (Dollars in thousands)
Revenues
North America
 theatrical exhibition
  Admissions           $201,260  $206,274  (2.4)% $381,637   $385,441(1.0)%
  Concessions            87,314    92,636  (5.7)   165,337    174,655(5.3)
Other theatre            6,039     6,681   (9.6)    12,285     11,447  7.3
                        -------   -------  ----    -------    -------  ----
                        294,613   305,591  (3.6)   559,259    571,543(2.1)

International
 theatrical exhibition
  Admissions             19,294   13,475   43.2    32,458     22,190 46.3
  Concessions             4,158    2,863   45.2     6,850      4,557 50.3
  Other theatre             774      168     *      1,250        491    *
                        -------   -------  ----    -------    -------  ----
                         24,226   16,506   46.8    40,558     27,238 48.9

On-screen advertising
    and other            14,425   11,588   24.5    21,586     21,464  0.6
                        -------   -------  ----    -------    -------  ----

     Total revenues    $333,264 $333,685    (.1)%$621,403   $620,245  0.2%
                       ================= ======= ==================  =====

Costs of operations
 North America
   theatrical exhibition
  Film exhibition
     costs             $109,369 $114,494    (4.5)% $206,697 $219,635  (5.9)%
Concession costs         12,757   13,987    (8.8)   24,173    26,156  (7.6)
   Theatre operating
    expense              70,127   67,008     4.7   140,769   130,798   7.6
  Rent                   51,198   44,910    14.0   101,964    89,597  13.8
  Preopening expense        317    1,640   (80.7)    1,659     2,650 (37.4)
  Theatre closure
   expense               11,679    2,046      *     12,406    11,692  6.1
                        -------   -------  ----  -------  -------    ----
                        255,447 244,085     4.7  487,668  480,528     1.5
International
    theatrical exhibition
  Film exhibition costs  10,533   7,051    49.4   17,314   11,458    51.1
  Concession costs        1,381     911    51.6    2,182    1,433    52.3
  Theatre operating
    expense               6,220   4,115    51.2   11,387    7,334    55.3
  Rent                    6,664   3,726    78.9   11,877    6,916    71.7
  Preopening expense        558     384    45.3      824      647    27.4
                        -------   -------  ----    ------- -------  ----
                         25,356  16,187    56.6   43,584   27,788    56.8

On-screen advertising
   and other             12,392  11,794     5.1   21,217   22,489    (5.7)
General and administrative7,350  12,284   (40.2)  13,985   25,495   (45.1)
Restructuring charge          -  12,000      *         -   12,000     *
Depreciation and
   amortization          25,917  23,029    12.5   52,295   43,686    19.7
Impairment of longlived
   assets                 3,813       -      *     3,813        -     *
(Gain) loss on
   disposition of assets      5   (144)      *   (1,635)    (327)     *
                        -------   -------  ----  -------  -------  ----
  Total costs and
    expenses		$330,280 $319,235  3.5%  $620,927 $611,659   1.5%
                       ========= ======== ======= ======== ========  =====
*Percentage change in excess of 100%.

                           Thirteen Weeks Ended    Twenty-six Weeks Ended
                         Sept. 28,  Sept. 30,      Sept. 28,   Sept. 30,
                              2000     1999           2000    1999
                               ----   ----            ----    ----
Operating data
North America
      theatrical exhibition
    Attendance (in thousands)
      Megaplexes        26,088   25,519             49,505  47,562
      Multiplexes       12,069   16,854             23,204  31,820
    Average Screens
      Megaplexes         1,628    1,372              1,619   1,326
      Multiplexes        1,067    1,233              1,084   1,268
    Number of
      megaplexes operated
      (end of period)        -        -                 73      65
    Number of
      megaplex screens
       operated
      (end of period)        -        -              1,669   1,478
    Number of
      multiplexes operated
      (end of period)        -        -                106     143
    Number of multiplex
      screens operated
      (end of period)        -        -                960   1,206
    Screens per  theatre
     (end of period)         -        -               14.7    12.9

International theatrical
     exhibition
    Attendance -
       Megaplexes
     (in thousands)      2,836    1,984              4,949   3,415
    Average screens -
       Megaplexes          177      100                169      92
    Number of
      megaplexes operated
     (end of period)         -        -                 10       6
    Number of megaplex
      screens operated
     (end of period)         -        -                178     102
    Screens per  theatre
     (end of period)         -        -                17.8    17.0


Thirteen weeks ended September 28, 2000 and September 30, 1999.

      Revenues.   Total  revenues decreased .1% during the  thirteen  weeks
ended September 28, 2000 compared to the thirteen weeks ended September 30, 1999.

      North America theatrical exhibition revenues decreased 3.6% from the prior year. Admissions revenues decreased 2.4% due to a 9.9% decrease in attendance offset by a 8.3% increase in average ticket prices. The increase in average ticket prices was due to a strategic initiative implemented by the Company to selectively increase ticket and concession prices and to the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 22.2% decrease in attendance at comparable multiplexes (theatres opened before the second quarter of fiscal 2000) and the closure or sale of 37 multiplexes with 246 screens since September 30, 1999. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue, and a decline in the overall box office performance of films during the thirteen weeks ended September 28, 2000 as compared with the same period in the prior year. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 8 new megaplexes with 191 screens since September 30, 1999. Attendance at comparable megaplexes decreased 10.7% primarily due to a decline in overall box office performance of films during the thirteen weeks ended September 28, 2000 as compared with the same period in the prior year. Concessions revenues decreased 5.7% due to the decrease in total attendance offset by a 4.7% increase in average concessions per patron.

     International theatrical exhibition revenues increased 46.8% from the prior year. Admissions revenues increased 43.2% due primarily to an increase in attendance from the addition of 4 new megaplexes with a total of 76 screens since September 30, 1999. Attendance at comparable megaplexes increased 1.3%. Concession revenues increased 45.2% due primarily to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other revenues increased 24.5% from the prior year due primarily to an increase in rolling stock advertising (filmed pre-show commercials) at the Company's on-screen advertising business.

      Costs and expenses. Total costs and expenses increased 3.5% during the thirteen weeks ended September 28, 2000 compared to the thirteen weeks ended September 30, 1999.

      North America theatrical exhibition costs and expenses increased 4.7% from the prior year. Film exhibition costs decreased 4.5% due to lower admissions revenues and a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.3% in the current year as compared with 55.5% in the prior year. Concession costs decreased 8.8% due to the decrease in concessions revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 14.6% in the current year compared with 15.1% in the prior year. As a percentage of revenues, theatre operating expense was 23.8% in the current year as compared to 21.9% in the prior year primarily due to an increase in fixed costs associated with the increase in the number of screens operated and the decrease in attendance and revenues. Rent expense increased 14.0% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the thirteen weeks ended September 28, 2000, the Company incurred $11,679,000 of theatre closure expense comprised primarily of expected payments to landlords to terminate the leases related to 21 multiplexes with 135 screens.

     International theatrical exhibition costs and expenses increased 56.6% from the prior year. Film exhibition costs increased 49.4% primarily due to higher admission revenues. Rent expense increased 78.9% and theatre operating expense increased 51.2% from the prior year, primarily due to the increased number of screens in operation. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other costs and expenses increased 5.1% due primarily to $1,319,000 of professional and consulting fees associated with other ventures, offset by a decrease in advertising costs at the Company's on-screen advertising business.

      General and administrative expenses decreased 40.2% during the thirteen weeks ended September 28, 2000 due primarily to the September 30, 1999 consolidation of the Company's three U.S. divisional operations offices into its corporate headquarters and a decrease in incentive compensation expense. As a percentage of total revenues, general and administrative expenses declined from 3.7% in the prior year to 2.2% in the current year.

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

      Depreciation and amortization increased 12.5%, or $2,888,000, during the thirteen weeks ended September 28, 2000. This increase was primarily caused by an increase in depreciation of $3,005,000 related to the Company's new theatres.

     During the thirteen weeks ended September 28, 2000, the Company recognized a non-cash impairment loss of $3,813,000 ($2,250,000 after tax, or $.10 per share). The charge was primarily related to discontinued development of a theatre in Taiwan and on 29 North America multiplex theatres with 180 screens in 12 states (primarily Florida, California, Texas, Michigan and Arizona) including a loss of $1,521,000 associated with 20 theatres that were included in impairment losses in previous periods. The Company closed 22 of these theatres with 139 screens during the thirteen weeks ended September 28, 2000. The Company continues to operate seven of the impaired theatres with 41 screens and expects the future cash flows to decline as they face competition from newer megaplexes and plans to close these theatres during fiscal 2001.

      Interest Expense. Interest expense increased 30.4% during the thirteen weeks ended September 28, 2000 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates.

      Income Tax Provision. The provision for income taxes decreased to a benefit of $5,900,000 during the current year from a benefit of $135,000 in the prior year. The effective tax rate was 36.2% for the current year compared to 40.1% for the previous year. The Company adjusts its expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses.

      Net Earnings. Net earnings decreased during the thirteen weeks ended September 28, 2000 to a loss of $10,397,000 from a loss of $202,000 in the prior year. Net loss per share was $.44 compared to a loss of $.01 in the prior year. Current year results include a non-cash impairment loss of $3,813,000 ($2,250,000 after tax) which reduced earnings per share by $.10 for the thirteen weeks ended September 28, 2000. Prior year results include a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit of $4,800,000) which reduced earnings per share by $.31 for the thirteen weeks ended September 30, 1999.

Twenty-six weeks ended September 28, 2000 and September 30, 1999.

      Revenues.   Total revenues increased .2% during the twenty-six  weeks
ended September 28, 2000 compared to the twenty-six weeks ended September 30, 1999.

      North America theatrical exhibition revenues decreased 2.1% from the prior year. Admissions revenues decreased 1.0% due to an 8.4% decrease in attendance offset by a 8.1% increase in average ticket prices. The increase in average ticket prices was due to a strategic initiative implemented by the Company to selectively increase ticket and concession prices and to the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket prices than multiplexes. Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 20.5% decrease in attendance at comparable multiplexes (theatres opened before the first quarter of fiscal 2000) and the closure or sale of 37 multiplexes with 246 screens since September 30, 1999. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue, and a decline in the overall box office performance of films during the twenty-six weeks ended September 28, 2000 as compared with the same period in the prior year. Attendance at megaplexes increased as a result of the addition of 8 new megaplexes with 191 screens since September 30, 1999. Attendance at comparable megaplexes decreased 10.3% primarily due to a decline in the overall box office performance of films during the twenty-six weeks ended September 28, 2000 as compared with the same period in the prior year. Concessions revenues decreased 5.3% due to the decrease in total attendance offset by a 3.4% increase in average concessions per patron.

     International theatrical exhibition revenues increased 48.9% from the prior year. Admissions revenues increased 46.3% due primarily to an increase in attendance from the addition of 4 new megaplexes with a total of 76 screens since September 30, 1999. Attendance at comparable megaplexes increased 2.9%. Concession revenues increased 50.3% due primarily to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other revenues increased .6% from the prior year due primarily to an increase in rolling stock advertising at the Company's on-screen advertising business.

      Costs and expenses. Total costs and expenses increased 1.5% during the twenty-six weeks ended September 28, 2000 compared to the twenty-six weeks ended September 30, 1999.

      North America theatrical exhibition costs and expenses increased 1.5% from the prior year. Film exhibition costs decreased 5.9% due to a decrease in the percentage of admissions paid to film distributors and the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current year as compared with 57.0% in the prior year. The decrease in film exhibition costs as a percentage of admissions revenues was primarily due to Star Wars Episode I: The Phantom Menace, a film whose audience appeal led to higher than normal film rental terms during the twenty-six weeks ended September 30, 1999. Concession costs decreased 7.6% due to the decrease in concessions revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 14.6% in the current year compared with 15.0% in the prior year. As a percentage of revenues, theatre operating expense was 25.2% in the current year as compared to 22.9% in the prior year primarily due to an increase in fixed costs associated with the increase in the number of screens operated and the decrease in attendance and revenues. Rent expense increased 13.8% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the twenty-six weeks ended September 28, 2000, the Company incurred $12,406,000 of theatre closure expense comprised primarily of expected payments to landlords to terminate the leases related to 23 multiplexes with 147 screens.

     International theatrical exhibition costs and expenses increased 56.8% from the prior year. Film exhibition costs increased 51.1% primarily due to higher admission revenues. Rent expense increased 71.7% and theatre operating expense increased 55.3% from the prior year, primarily due to the increased number of screens in operation. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other costs and expenses decreased 5.7% due primarily to a decrease in advertising costs at the Company's on-screen advertising business offset by $1,319,000 of professional and consulting fees associated with other ventures.

     General and administrative expenses decreased 45.1% during the twenty-six weeks ended September 28, 2000 due primarily to the September 30, 1999 consolidation of the Company's three U.S. divisional operations offices into its corporate headquarters and a decrease in incentive compensation expense. As a percentage of total revenues, general and administrative expenses declined from 4.1% in the prior year to 2.3% in the current year.


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

      Depreciation and amortization increased 19.7%, or $8,609,000, during the twenty-six weeks ended September 28, 2000. This increase was primarily caused by an increase in depreciation of $6,250,000 related to the Company's new theatres.

     During the twenty-six weeks ended September 28, 2000, the Company recognized a non-cash impairment loss of $3,813,000 ($2,250,000 after tax, or $.10 per share). The charge was primarily related to discontinued development of a theatre in Taiwan and on 29 North America multiplex theatres with 180 screens in 12 states (primarily Florida, California, Texas, Michigan and Arizona) including a loss of $1,521,000 associated with 20 theatres that were included in impairment losses in previous periods. The Company closed 22 of these theatres with 139 screens during the thirteen weeks ended September 28, 2000. The Company continues to operate seven of the impaired theatres with 41 screens and expects the future cash flows to decline as they face competition from newer megaplexes and plans to close these theatres during fiscal 2001.

     Gain on disposition of assets increased from a gain of $327,000 in the prior year to a gain of $1,635,000 during the current year. Current year and prior year results include gains related to the sales of real estate properties held for investment and multiplexes closed during the twenty-six weeks ended September 28, 2000 and September 30, 1999.

     Interest Expense. Interest expense increased 37.1% during the twenty-six weeks ended September 28, 2000 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates.

      Income Tax Provision. The provision for income taxes decreased to a benefit of $13,800,000 during the current year from a benefit of $7,835,000 in the prior year. The effective tax rate was 37.2% for the current year compared to 40.8% for the previous year. The Company adjusts its expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses.

      Net  Earnings.   Net earnings decreased during the  twenty-six  weeks
ended September 28, 2000 to a loss of $23,335,000 from a loss of $17,191,000 in the prior year. Net loss per share was $.99 compared to a loss of $.73 in the prior year. Current year results include a non-cash impairment loss of $3,813,000 ($2,250,000 after tax) which reduced earnings per share by $.10 for the twenty-six weeks ended September 28, 2000. Prior year results include a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit of $4,800,000) and the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000), which reduced earnings per share by $.31 and $.25 for the twenty-six weeks ended September 30, 1999, respectively.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $4,225,000 and $41,139,000 for the twenty-six weeks ended September 28, 2000 and September 30, 1999, respectively. The decrease in operating cash flows during the period is primarily due to increased competition, the decline in the performance of films and an increase in rent, interest, and theatre closure payments.

      The Company continues to upgrade its North America and International theatre circuits. During the current fiscal year, the Company opened three megaplexes with 65 screens. The Company and its competitors continue to close older multiplexes in response to competition from new megaplexes, a trend the Company generally anticipates will continue in the theatrical exhibition industry. As a result, the Company closed 25 multiplexes with 161 screens, resulting in a circuit total of 83 megaplexes with 1,847 screens and 106 multiplexes with 960 screens as of September 28, 2000.

      The  costs  of  constructing new theatres are funded by  the  Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During the twenty-six weeks ended September 28, 2000, three new theatres with 65 screens were leased from developers.

      As of September 28, 2000, the Company had construction in progress of $41,885,000 and reimbursable construction advances (amounts due from developers and lessors on leased theatres) of $1,858,000, a decline from $108,663,000 and $21,183,000, respectively, as of September 30, 1999. The
Company had six megaplexes with 104 screens under construction on September 28, 2000. During the twenty-six weeks ended September 28, 2000, the Company had capital expenditures of $56,662,000 compared with $177,299,000 during the same period in the prior year. The Company expects capital expenditures in fiscal year 2001 will approximate $125 million, down from $275 million for the fiscal year ended March 30, 2000. The Company expects proceeds from sale and leaseback transactions of up to $10 million for fiscal 2001. Consummation of sale and leaseback or other comparable financing programs are dependent upon favorable market conditions.

      The Company's $425 million revolving credit facility (the "Credit Facility") permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50
million on December 31, 2003. The total commitment under the Credit Facility is $425 million, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of September 28, 2000, the Company had outstanding borrowings of $310,000,000 under the Credit Facility at an average interest rate of 9.3% per annum, and approximately $38,000,000 was available for borrowing under the Credit Facility.

     Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. The most restrictive of these covenants are the Total Leverage Ratio and Cash Flow Coverage Ratio, as defined in the Credit Facility. The Total Leverage Ratio requires a maximum ratio of 6.0:1 through (and including) March 29, 2001, 5.5:1 from March 30, 2001 through (and including) March 28, 2002 and 5.0:1 each fiscal quarter thereafter. The Cash Flow Coverage Ratio requires a minimum ratio of 1.40:1. As of September 28, 2000 the Company's Total Leverage Ratio and Cash Flow Coverage Ratio complied with the covenants imposed by the Credit Facility.

     Covenants under the Indentures relating to the Company's 9 1/2% Senior Subordinated Notes due 2009 and the Company's 9 1/2% Senior Subordinated Notes due 2011 are substantially the same and impose limitations on the incurrence of indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets. As of September 28, 2000, the Company was in compliance with all financial covenants relating to the Notes due 2009 and the Notes due 2011. However, as of such date, under provisions of the Notes due 2009 and the Notes due 2011, the Company is currently prohibited from incurring additional indebtedness other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indentures, and paying dividends or making distributions in respect of its capital stock.

      The Company believes that cash generated from operations, existing cash and equivalents, amounts received from sale and leaseback transactions, expected reimbursements from developers and the available commitment amount under its Credit Facility will be sufficient to fund operations, planned capital expenditures and payments to landlords to terminate leases on closed theatres for the next 12 months. However, the performance of films licensed by the Company, increased competition and unforeseen changes in operating requirements could affect the Company's ability to continue to upgrade its circuit as well as comply with certain financial covenants in the Credit Facility.

 Euro Conversion

      A single currency called the euro was introduced in Europe on January 1, 1999. Certain member countries of the European Union adopted the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The transition period for the introduction of the euro is scheduled to phase in over a period ending January 1, 2002, with the legacy currencies being completely removed from circulation no later than September 30, 2002. During this transition period, parties may pay for items using either the euro or a participating country's legacy currency.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. The Company has reviewed its revenue recognition policies and will make a final evaluation of the impact, if any, of SAB 101 after additional guidance recently made public by the SEC staff is evaluated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to various market risks including interest rate risk and foreign currency exchange rate risk. The Company does not hold any derivative financial instruments.

      Market  risk  on  variable rate financial instruments.   The  Company
maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 9.3% per annum, a 100 basis point increase in market interest rates would increase annual interest expense and decrease earnings before income taxes by approximately $3.1 million.

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

      Foreign currency exchange rates. The Company currently operates theatres in Canada, Portugal, Spain, France, Japan, and China (Hong Kong) and is currently developing theatres in other international markets. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the
U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its international theatres but instead intends to use them to fund additional expansion. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $1.3 million and $14.8 million, respectively.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

      A purported class action has been filed against the Company and Loews Cineplex Entertainment Corporation ("Loews") in the United States District Court for the District of Columbia, Case No. 1:00CV00867, on behalf of all deaf individuals who desire to attend first run movies with captioning and interpretative aids at theatres in the United States which are owned, operated or controlled by the Company or Loews, alleging that the Company and Loews had violated the ADA by failing to reasonably accommodate plaintiffs by implementing captioning and other interpretative aids. The suit seeks injunctive relief requiring the Company and Loews to implement captioning and other interpretative aids, attorneys' fees and costs.

      The Company has entered its appearance and filed a motion to dismiss the complaint which is pending before the Court. The Company intends to deny the claim.

     As previously reported, on January 29, 1999, the Department of Justice ("DOJ") filed suit against the Company in the United States District Court for the Central District of California, United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. The complaint alleges that the Company has designed, constructed and operated two of its motion picture theatres in the Los Angeles area and unidentified theatres elsewhere that have stadium-style seating in violation of DOJ regulations implementing Title III of the ADA and related "Standards for Accessible Design" (the "Standards"). The complaint alleges various types of non-compliance with the DOJ's Standards, but relates primarily to issues relating to lines of sight. The DOJ seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages and a civil penalty.

      The current DOJ position appears to be that theatres must provide wheelchair seating locations and transfer seats with viewing angles to the screen that are at the median or better, counting all seats in the auditorium. Heretofore, the Company has attempted to conform to the evolving standards imposed by the DOJ and believes its theatres are in substantial compliance with the ADA. However, the Company believes that the DOJ's current position has no basis in the ADA or related regulations and is an attempt to amend the ADA regulations without complying with the Administrative Procedures Act. The Company filed an answer denying the allegations and asserting that the DOJ was engaging in unlawful rulemaking. A similar claim was made by another exhibitor, Cinemark USA, Inc. v. United States Department of Justice, United States District Court for the Northern District of Texas, Case No. 399CV0183-L.

      In Lara v. Cinemark USA, Inc., No. 99-50204, the United States Court of Appeals for the Fifth Circuit rejected the DOJ's current position, which the court characterized as merely a litigation position and held that the regulations under the ADA do not impose a viewing angle requirement for wheelchair locations. Based upon the Fifth Circuit's decision, the United States District Court of the Central District of California has dismissed the Company's claim asserting that the DOJ had engaged in unlawful rulemaking. The similar claim made by Cinemark USA, Inc. in the United States District Court for the Northern District of Texas was dismissed on the same ground.

      Although no assurances can be given, based on existing precedent involving stadiums or stadium seating, the Company believes that an adverse decision in this matter is not likely to have a material adverse effect on its financial condition, liquidity or results of operations. However, there have been only a few cases involving stadiums or stadium seating.

      As previously reported, on July 27, 1998, in the United States District Court for the Northern District of California, Drexler Technology Corporation filed actions against each of Sony Corporation and its affiliated companies and Dolby Laboratories, Inc., and has included as defendants various motion picture distributors and exhibitors, including AMC, Drexler Technology Corp. v. Sony Corp. et al, C98-02936, and Drexler Technology Corp. v. Dolby Labs. et al, C98-02935. These actions allege infringement of two patents relating to optical data storage and retrieval systems, which are allegedly infringed by the encoding of digital sound on motion picture films. These infringement allegations are based on the production, distribution and exhibition of film with Sony Dynamic Digital Sound (SDDS) or Dolby Digital technology. AMC currently utilizes SDDS systems with respect to 2,300 of its screens and owns 159 portable systems employing Dolby Digital technology. Plaintiff seeks an injunction against continued use of this technology and also seeks damages. AMC has filed counter claims alleging that plaintiff's patents are invalid. The court has ordered that the issues of liability and damages be tried separately.

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

      On August 18, 2000, the United States District Court for the Northern District of California granted summary judgment dismissing Drexler Technology Corporation's claim for patent infringement in the Sony Corp. suit. The Court found both that Drexler Technology Corporation's patent was invalid and that Sony Corp.'s SDDS system did not infringe the patent. Drexler Technology Corporation may appeal the decision.

      As previously reported, two cases, Nonoy Mendoza, et al. v. AMC Entertainment Inc., American Multi-Cinema, Inc., et al.filed on July 1, 1999 in the Probate Court of Dallas County, Texas ("Mendoza"), and Mabayoje Erinkitola, et al. v. AMC Entertainment Inc., American Multi-Cinema, Inc., et al. filed on July 15, 1999 in the Probate Court of Dallas County, Texas, arise out of the murders of two patrons, Roxanne Mendoza and Foluke Erinkitola, in the parking lot of the Grand Theatre in Dallas, Texas on August 13, 1997. The defendants are being sued on various theories related to allegations of improper or inadequate security. Each complaint seeks the recovery of damages for wrongful death, survival damages and exemplary damages, although neither complaint states specific monetary demands. A plaintiff in the Mendoza lawsuit also seeks abatement of the theatre as a public nuisance. The Company has answered both lawsuits and has removed both cases to the United States District Court, of Texas, Dallas Division, as of August 13, 1999, where the two cases have been combined. Discovery in the combined case has been completed, and the court has set a trial date of February, 2001.

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

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits


                               EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION
--------------  --------------

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

*4.2(c) Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2009.

4.3             Indenture, dated January 27, 1999, respecting AMC Entertainment
          		    Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (Incorporated
		              by reference from Exhibit 4.3 to the Company's 10-Q (File No.
                1-8747) for the quarter ended December 31, 1998.

*4.3(a) Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011.

4.4             Registration Rights Agreement, dated January 27, 1999,
          		    respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated
		              notes due 2011(Incorporated by reference from Exhibit 4.4 to
 		             the Company's 10-Q (File No.1-8747) for the quarter ended
          		    December 31, 1998).

4.5 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

*27             Financial Data Schedule

______
-------

*    Filed herewith

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed or required to be filed during the thirteen weeks ended September 28, 2000.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date: November 6, 2000                       /s/   Peter C. Brown
                                             ----------------------------
                                             Peter C. Brown
                                             Chairman of the Board,
                                             Chief  Executive  Officer  and
                                             President



Date: November 6, 2000                       /s/    Craig R. Ramsey
                                             ----------------------------
                                             Senior   Vice  President,
                                   							   Finance,
                                             Chief Financial Officer and
                                             Chief Accounting Officer