Form 10-Q
period 2000-12-28
AMC ENTERTAINMENT INC
filed 2001-02-05
CIK 722077

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

      (Mark One)
      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE  ACT OF 1934

      For the quarterly period ended December 28, 2000

                                   OR

      [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE  ACT OF 1934

      For the transition period from .........  to ...........
      Commission File Number 1-8747

                          AMC ENTERTAINMENT INC.
          (Exact name of registrant as specified in its charter)

                     Delaware                     43-1304369
           (State or other jurisdiction of     I.R.S. Employer
           incorporation or organization)     Identification No.)

             106 West 14th Street
                 P.O. Box 219615
            Kansas City, Missouri                     64121-9615
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

      Indicate  the number of shares outstanding of  each  of  the
      issuer's   classes  of  common  stock,  as  of  the   latest
      practicable date.
                                                 Number of Shares
      Title of Each Class of Common Stock        Outstanding as
                                                 of
      -----------------------------------        December 28,
                                                 2000
                                                -----------------

      Common Stock, 66 2/3 cents par value       19,427,098
      Class B Stock, 66 2/3 cents par value       4,041,993

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                   INDEX
                                                           Page Number
                                                           -----------

                     PART I  -  FINANCIAL INFORMATION

  Item 1.Financial Statements
               Consolidated Statements of Operations             3
               Consolidated Balance Sheets                       4
               Consolidated Statements of Cash Flows             5
               Notes to Consolidated Financial Statements        7

  Item 2.Management's Discussion and Analysis
         of Financial Condition and Results of Operations        10

  Item 3.Quantitative and Qualitative Disclosures
          About Market Risk                                      18


                       PART II  -  OTHER INFORMATION

  Item 1. Legal Proceedings                                      19

  Item 4. Submission of Matters to a Vote of Security Holders    21

  Item 6. Exhibits and Reports on Form 8-K 			     22

         Signatures                                              24


Item 1. Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                Thirteen                   Thirty-nine
                             Weeks Ended                   Weeks Ended
                           Dec 28,   Dec 30,            Dec 28,    Dec 30,
                             2000     1999                2000      1999
                             ----     ----                ----      ----
                             (Unaudited)                   (Unaudited)
Revenues
 Admissions               $199,165 $183,800           $613,260   $591,431
 Concessions                82,946   78,420            255,133    257,632
 Other theatre               9,147    9,627             22,682     21,565
 Other                      14,114   13,126             35,700     34,590
                           -------  -------            -------    -------
    Total revenues         305,372  284,973            926,775    905,218
Expenses
 Film exhibition costs     106,866   98,693            330,877    329,786
 Concession costs           12,077   11,406             38,432     38,995
 Theatre operating expense  74,863   70,787            227,019    208,919
 Rent                       56,826   49,594            170,667    146,107
 Other                      11,429   11,606             32,646     34,095
 General and administrative  8,004   12,873             21,989     38,368
 Preopening expense            314    1,914              2,797      5,211
 Theatre closure expense     1,421    2,251             13,827     13,943
 Restructuring charge            -        -                  -     12,000
 Depreciation and
   amortization             26,465   24,620             78,760     68,306
 Impairment of long-lived
   assets                        -        -              3,813          -
 Gain on disposition of
   assets                    (160)    (635)            (1,795)      (962)
                           -------  -------            -------    -------
 Total costs and expenses  298,105  283,109            919,032    894,768
                           -------  -------            -------    -------
     Operating income        7,267    1,864              7,743     10,450
Other expense (income)
  Interest expense
    Corporate borrowings    16,495   14,328             48,533     38,486
    Capital and financing
     lease obligations
     and other               3,359    2,302              9,537      6,016
  Investment (income) loss     407      311              (198)        211
                           -------  -------            -------    -------
Loss before income taxes and
  cumulative effect of an
   accounting change      (12,994) (15,077)           (50,129)   (34,263)
Income tax provision       (4,800)  (6,165)           (18,600)    14,000)
                           -------  -------            -------    -------
Loss before cumulative
  effect of an
  accounting change        (8,194)  (8,912)           (31,529)   (20,263)
Cumulative effect of an
  accounting change
  (net of income tax
   benefit of $4,095)            -        -                  -    (5,840)
                           -------  -------            -------    -------

Net loss                $  (8,194) $(8,912)         $ (31,529) $ (26,103)
                          ======== ========           ========   ========
Net loss per share before
 cumulative effect of an
  accounting change:
 Basic                    $  (.35)    $ (.38)           $ (1.34)  $  (.86)
                         ========    ========          ========   ========
 Diluted                  $  (.35)    $ (.38)           $ (1.34)  $  (.86)
                         ========    ========          ========   ========
Net loss per share:
 Basic                    $  (.35)    $ (.38)           $ (1.34)  $ (1.11)
                         ========    ========          ========   ========

 Diluted                  $  (.35)    $ (.38)           $ (1.34)  $ (1.11)
                         ========    ========          ========   ========

              See Notes to Consolidated Financial Statements.


                          AMC ENTERTAINMENT INC.
                        CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share data)
                                                       Dec 28,  March 30,
                                                         2000    2000
                                                         ----    ----
                                                     (Unaudited)
                                  ASSETS
Current assets:
 Cash and equivalents                               $  65,081  $119,305
 Receivables, net of allowance for doubtful
     accounts of $2,699 as of December 28, 2000
     and $3,576 as of March 30, 2000                   23,362    18,468
 Reimbursable construction advances                     1,782    10,955
 Other current assets                                  40,366    45,275
                                                     -------    -------
  Total current assets                                130,591   194,003
Property, net                                         824,151   822,295
Intangible assets, net                                 12,793    15,289
Other long-term assets                                154,399   157,218
                                                     -------    -------
  Total assets                                     $1,121,934$1,188,805
                                                     ========  ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $ 93,309   $99,466
 Construction payables                                  6,421     6,897
 Accrued expenses and other liabilities               144,217   114,037
 Current maturities of capital and financing
      lease obligations                                 2,735     3,205
                                                       -------  -------
  Total current liabilities                           246,682   223,605
Corporate borrowings                                  699,155   754,105
Capital and financing lease obligations                55,140    65,301
Other long-term liabilities                           100,440    87,125
                                                       -------  -------

  Total liabilities                                 1,101,417 1,130,136
Stockholders' equity:
  Common Stock, 66 2/3 cents par value; 19,447,598
    shares issued as of December 28, 2000 and
  March 30, 2000                                       12,965    12,965
  Convertible Class B Stock, 66 2/3 cents
    par value; 4,041,993 shares
    issued and outstanding as of
    December 28, 2000 and March 30, 2000                2,695     2,695
  Additional paid-in capital                          106,713   106,713
  Accumulated other comprehensive income              (10,047)   (3,812)
  Accumulated deficit                                 (81,690)  (50,161)
                                                       -------  -------

                                                       30,636    68,400
  Less:
   Employee notes for Common Stock purchases            9,750     9,362
   Common Stock in treasury, at cost, 20,500
     shares as of
     December 28, 2000 and March 30, 2000                 369       369
                                                       -------  -------
  Total stockholders' equity                           20,517    58,669
                                                       -------  -------
  Total liabilities and stockholders' equity       $1,121,934$1,188,805
                                                     ========  ========
              See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in thousands, except per share data)
                                                           Thirty-nine
                                                           Weeks Ended
                                                        Dec 28,    Dec 30,
                                                         2000       1999
                                                         ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                (Unaudited)
Cash flows from operating activities:
  Net loss                                            $(31,529) $ (26,103)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Restructuring charge                                     -      7,754
    Depreciation and amortization                       78,760     68,306
    Impairment of long-lived assets                      3,813          -
    Deferred income taxes                              (18,600)   (11,346)
    Gain on disposition of long-term assets             (1,795)      (962)
    Cumulative effect of an accounting change                -      5,840
    Change in assets and liabilities:
       Receivables                                      (4,894)   (10,308)
       Other current assets                              4,909      6,496
       Accounts payable                                (10,549)     9,402
       Accrued expenses and other liabilities           29,965     34,402
       Liabilities for theatre closure                     325      7,456
    Other, net                                           3,388      1,446
                                                       -------    -------
  Net cash provided by operating activities             53,793     92,383
                                                       -------    -------

Cash flows from investing activities:
   Capital expenditures                                (90,563)  (236,863)
   Proceeds from sale/leasebacks                             6     23,630
   Net proceeds from reimbursable construction advances  6,635      6,119
   Proceeds from disposition of long-term assets        29,404      5,956
   Other, net                                           (1,711)    (7,739)
                                                       -------    -------

  Net cash used in investing activities                (56,229)  (208,897)
                                                       -------    -------
Cash flows from financing activities:
   Net borrowings (repayments) under revolving
     Credit Facility                                   (55,000)   207,000
   Principal payments under corporate borrowings             -    (14,000)
   Proceeds from financing lease obligations             2,532     24,109
   Principal payments under capital and financing
     lease obligations                                  (2,165)    (2,425)
   Change in cash overdrafts                             4,392     16,619
   Change in construction payables                        (476)   (17,908)
   Other, net                                               -        (241)
                                                       -------    -------
  Net cash provided by (used in) financing activities  (50,717)   213,154
                                                       -------    -------

  Effect of exchange rate changes on cash and
     equivalents                                        (1,071)       (96)
                                                       -------    -------
Net (decrease) increase in cash and equivalents        (54,224)    96,544
Cash and equivalents at beginning of period            119,305     13,239
                                                       -------    -------
Cash and equivalents at end of period                $  65,081   $109,783
                                                      ========   ========


                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                                           Thirty-nine
                                                           Weeks Ended
                                                       Dec 28,    Dec 30,
                                                         2000      1999
                                                         ----      ----
                                                           (Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest (net of amounts capitalized of
        $3,062 and $6,257)                           $55,146     $39,567
    Income taxes refunded                             (5,786)     (7,803)
Schedule of non-cash investing activities:
    Receivable from sale/leasebacks included
    in reimbursable construction advances            $     -     $14,383


              See Notes to Consolidated Financial Statements.

                  AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 28, 2000
                                (Unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 30, 2000. In the opinion of management, these interim financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of the
Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 28, 2000 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2001.

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


NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                         Thirteen Weeks Ended     Thirty-nine Weeks Ended
                          Dec 28,    Dec 30,          Dec 28,   Dec 30,
                           2000       1999              2000      1999
                           ----       ----              ----      ----
                              (in thousands, except per share data)

Numerator:
 Loss before cumulative
  effect of an accounting
  change for basic and
  diluted earnings per
    share             $  (8,194)   $  (8,912)    $ (31,529)    $ (20,263)
                        ========     ========      ========     ========
Denominator:
 Shares for basic
  earnings per share -
  average shares
  outstanding             23,469       23,469        23,469      23,469
                        ========     ========      ========     ========


Basic loss per share
 before cumulative
 effect of an
 accounting change     $    (.35)     $  (.38)     $  (1.34)   $   (.86)
                        ========     ========      ========     ========

Diluted loss per share
 before cumulative
 effect of an
 accounting change     $    (.35)   $    (.38)    $   (1.34)   $   (.86)
                        ========     ========      ========     ========

      During the thirteen and thirty-nine weeks ended December 28, 2000 and December 30, 1999, shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                         Thirteen Weeks Ended      Thirty-nine Weeks Ended
                          Dec 28,    Dec 30,           Dec 28,     Dec 30,
                            2000       1999              2000      1999
                            ----       ----             ----      ----
                                         (in thousands)

Net loss               $  (8,194)$   (8,912)        $ (31,529) $(26,103)
Foreign currency
ranslation adjustment        253     (1,482)           (6,082)    1,139
Unrealized loss on
  marketable  securities
  (net of income tax benefit
  of $51 and $106,
  respectively)              (73)         -              (153)         -
                          -------   -------           -------   -------
Comprehensive loss      $ (8,014) $ (10,394)         $(37,764) $(24,964)
                         ========   ========          ========  ========



NOTE 4 - OPERATING SEGMENTS

Information about the Company's operations by operating segment is as follows:

                      Thirteen Weeks Ended   Thirty-nine Weeks Ended
Revenues                  Dec 28,   Dec 30,        Dec 28,    Dec 30,
                            2000      1999         2000        1999
                            ----      ----         ----        ----
                                           (in thousands)
North America theatrical
  exhibition            $273,829  $256,803       $833,088   $828,346
International theatrical
  exhibition              17,429    15,044         57,987     42,282
On-screen advertising
  and other               14,114    13,126         35,700     34,590
                         -------   -------        -------    -------
Total revenues          $305,372  $284,973       $926,775   $905,218
                        ========  ========       ========   ========


                         Thirteen Weeks Ended   Thirty-nine Weeks Ended
Adjusted EBITDA (1)        Dec 28,  Dec 30,       Dec 28,     Dec 30,
                            2000      1999         2000        1999
                            ----      ----         ----        ----
                                    (in thousands)
North America theatrical
  exhibition             $43,278   $41,945       $128,934  $147,302
International theatrical
  exhibition             (2,652)     (578)        (4,854)      (481)
On-screen advertising
  and other                2,685     1,520          3,054       495
                         -------   -------        -------    -------
Total segment Adjusted
  EBITDA                  43,311    42,887        127,134    147,316
General and administrative  8,004   12,873         21,989     38,368
                         -------   -------        -------    -------

Total Adjusted EBITDA    $35,307   $30,014       $105,145   $108,948
                        ========  ========       ========   ========


Property (2)                      December 28,     December 30,
                                      2000            1999
                                      (in thousands)
North America theatrical
  exhibition                       $1,050,916      $1,071,140
International theatrical
  exhibition                           85,252          70,944
On-screen advertising
  and other                            14,343          12,384
                                      -------         -------
Total segment property              1,150,511       1,154,468
Construction in progress               68,496          64,660
Corporate                              35,267          45,158
                                      -------         -------
                                    1,254,274       1,264,286
Less-accumulated depreciation
  and amortization                    430,123         403,120
                                      -------         -------
Property, net                      $  824,151      $  861,166
                                     ========        ========



  (1)Represents net loss before income taxes, cumulative effect of an accounting change, interest, depreciation and amortization and adjusted for impairment losses, restructuring charge, preopening expense, theatre closure expense, gain on disposition of assets and equity in earnings of unconsolidated affiliates.
  (2) Property is comprised of land, buildings and improvements, leasehold improvements and furniture, fixtures and equipment.


NOTE 5 - IMPAIRMENT OF LONG-LIVED ASSETS

     During the thirty-nine weeks ended December 28, 2000, the Company recognized a non-cash impairment loss of $3,813,000 ($2,250,000 after tax, or $.10 per share). The charge was primarily related to the impairment of 29 North America multiplex theatres with 180 screens in 12 states (primarily Florida, California, Texas, Michigan and Arizona), including a loss of $1,521,000 associated with 20 theatres that were included in impairment losses in previous periods, and the discontinued development of a theatre in Taiwan. The Company closed 24 of these impaired theatres with 150 screens during the thirty-nine weeks ended December 28, 2000 and closed three of these theatres with 18 screens subsequent to December 28, 2000. The Company expects the future cash flows from the remaining theatres to decline as they face competition from newer megaplexes.

NOTE 6 - REVENUE RECOGNITION

       In    December   1999,  the  Securities   and   Exchange  Commission
("SEC")  issued  Staff Accounting Bulletin No.  101 ("SAB  101"),   Revenue
Recognition in Financial  Statements. SAB  101  draws  upon  the   existing
accounting   rules   and  explains  those  rules,  by  analogy,  to   other
transactions that the existing rules do not specifically address. SAB 101 is effective for all of the Company's fiscal quarters beginning March 31, 2000, requiring retroactive application to the beginning of fiscal year
2001   with   restatement, if necessary, of all quarters  for  the  current fiscal  year. As  a  result,  the Company expects to report a non-cash
cumulative  effect adjustment   to the Company's results of operations and
financial  position of  $15.8  million (net of tax benefit of $10.9 million)
as  of  March  31, 2000.   The Company expects that previously reported net
losses before cumulative effect of an accounting change for the first, second and third quarters of fiscal 2001 will increase (decrease) by $(1.8) million, $(4.9) million and $1.7 million, respectively, as a result of the accounting change.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This section contains certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include words or phrases such as the Company or its management "believes," "expects," "anticipates," "intends," "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the expectations of the Company include, among others: (i) the Company's ability to enter into various financing programs; (ii) the performance of films licensed by the Company; (iii) potential work stoppage within the film industry that could adversely impact the quality and quantity of films licensed by the Company; (iv) competition; (v) construction delays; (vi) the ability to open or close theatres and screens as currently planned; (vii) general economic conditions, including adverse changes in inflation and prevailing interest rates; (viii) demographic changes; (ix) increases in the demand for real estate; (x) changes in real estate, zoning and tax laws and (xi) unforeseen changes in operating requirements. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operating Results

      Set forth in the table below is a summary of revenues, costs and expenses and operating data attributable to the Company's North America and International theatrical exhibition operations and the Company's on-screen advertising and other businesses.

                       Thirteen Weeks Ended        Thirty-nine Weeks Ended
                         Dec 28,  Dec 30,         Dec 28, Dec 30,
                          2000     1999  % Change   2000    1999  %Change
                          ----     ----  ----       ----    ----    ----
                                       (Dollars in thousands)
Revenues
North America theatrical
    exhibition
  Admissions           $185,178 $171,550     7.9%$566,815 $556,991     1.8%
  Concessions            79,972   75,868     5.4  245,309  250,523    (2.1)
Other theatre             8,679    9,385    (7.5)  20,964   20,832     0.6
                        -------  -------   ----   -------  -------    ----
                        273,829  256,803     6.6  833,088  828,346     0.6

International theatrical
    exhibition
  Admissions             13,987   12,250    14.2   46,445   34,440    34.9
  Concessions             2,974    2,552    16.5    9,824    7,109    38.2
  Other theatre             468      242   93.4     1,718      733       *
                        -------  -------   ----   -------  -------    ----

                         17,429   15,044    15.9   57,987   42,282    37.1

On-screen advertising
  and other              14,114   13,126     7.5   35,700   34,590     3.2
                        -------  -------   ----   -------  -------    ----

     Total revenues    $305,372 $284,973     7.2%$926,775 $905,218    2.4%
                       ========= =======  ====== ======== ========== ======

Costs of operations
 North America theatrical
   exhibition
  Film exhibition costs $99,765 $92,405     8.0%$306,462 $312,040    (1.8)%
Concession costs         11,258  10,729     4.9   35,431   36,885    (3.9)
   Theatre operating
    expense              69,156  66,317     4.3  209,925  197,115     6.5
  Rent                   50,372  45,407    10.9  152,336  135,004    12.8
  Preopening expense        488   1,606   (69.6)   2,147    4,256   (49.6)
  Theatre closure
    expense               1,421   2,251   (36.9)  13,827   13,943    (0.8)
                        ------- -------   ----   -------  -------    ----

                        232,460 218,715     6.3  720,128  699,243     3.0
International theatrical
     exhibition
  Film exhibition costs   7,101   6,288    12.9   24,415   17,746    37.6
  Concession costs          819     677    21.0    3,001    2,110    42.2
  Theatre operating
    expense               5,707   4,470    27.7   17,094   11,804    44.8
  Rent                    6,454   4,187    54.1   18,331   11,103    65.1
  Preopening expense       (174)    308    *         650      955   (31.9)
                        ------- -------   ----   -------  -------    ----

                         19,907  15,930    25.0   63,491   43,718    45.2

On-screen advertising
    and other            11,429  11,606    (1.5)  32,646   34,095    (4.2)
General and
    administrative        8,004  12,873   (37.8)  21,989   38,368   (42.7)
Restructuring charge          -       -      -         -   12,000     *
Depreciation and
   amortization          26,465  24,620     7.5   78,760   68,306    15.3
Impairment of long-lived
    assets                    -       -      -     3,813        -     *
Gain on disposition of
     assets              (160)    (635)   (74.8)  (1,795)    (962)   86.6
                        ------- -------   ----   -------   -------   ----

  Total costs and
    expenses           $298,105 $283,109   5.3%  $919,032 $894,768    2.7%
                      ======== ========   ====== ======== ========   =====
*Percentage change in excess of 100%.

                           Thirteen Weeks Ended    Thirty-nine Weeks Ended
                            Dec 28,  Dec 30,               Dec 28, Dec 30,
                             2000    1999                     2000  1999
                             ----    ----                     ----  ----
Operating data
North America theatrical
     exhibition
    Attendance (in thousands)
      Megaplexes           24,689   22,205          74,192  69,761
      Multiplexes          10,204   12,661          33,411  44,484
    Average Screens
      Megaplexes            1,651    1,502           1,629   1,384
      Multiplexes             928    1,182           1,032   1,240
Number of megaplexes
   operated*                 -        -                 74      70
Number of megaplex
   screens operated*         -        -              1,689   1,600
Number of multiplexes
   operated*                 -        -                102     137
Number of multiplex
   screens operated*         -        -                937   1,170
Screens per  theatre*        -        -               14.9    13.4

International theatrical exhibition
    Attendance - Megaplexes
      (in thousands)        2,352    1,889           7,300   5,307
    Average screens -
      Megaplexes              178      113             172      99
    Number of megaplexes
     operated*                  -        -              10       8
Number of megaplex screens
   operated*                    -        -             178     146
Screens per  theatre*           -        -            17.8    18.3

*End of period



Thirteen weeks ended December 28, 2000 and December 30, 1999.

      Revenues.   Total revenues increased 7.2% during the  thirteen  weeks
ended December 28, 2000 compared to the thirteen weeks ended December 30, 1999.

      North America theatrical exhibition revenues increased 6.6% from the prior year. Admissions revenues increased 7.9% due to a 7.9% increase in average ticket prices and a .1% increase in attendance. The increase in average ticket prices was due to a strategic initiative implemented by the Company during fiscal 2000 and 2001 to selectively increase ticket and concession prices and to the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket and concession prices than multiplexes. Attendance at megaplexes (theatres with predominantly stadium-style seating) increased as a result of the addition of 4 new megaplexes with 83 screens since December 30, 1999. Attendance at comparable  megaplexes  increased  2.0% during  the  thirteen  weeks  ended
December 28, 2000 as compared with the same period in the prior year. Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to the closure or sale of 35 multiplexes with 233 screens since December 30, 1999 and a 7.9% decrease in attendance at comparable multiplexes (theatres opened before the third quarter of fiscal
2000). The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. Concessions revenues increased 5.4% due to a 5.3% increase in average concessions per patron and the increase in total attendance. The increase in average concessions per patron was attributable to price increases and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     International theatrical exhibition revenues increased 15.9% from the prior year. Admissions revenues increased 14.2% due primarily to an increase in attendance from the addition of 2 new megaplexes with a total of 32 screens since December 30, 1999. Attendance at comparable megaplexes decreased 6.7% primarily due to a decline in overall box office performance and increased competition from other exhibitors in Japan. Concession revenues increased 16.5% due primarily to the increase in total attendance. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

     On-screen advertising and other revenues increased 7.5% from the prior year due primarily to an increase in rolling stock advertising (filmed pre-show commercials) at the Company's on-screen advertising business.

      Costs and expenses. Total costs and expenses increased 5.3% during the thirteen weeks ended December 28, 2000 compared to the thirteen weeks ended December 30, 1999.

      North America theatrical exhibition costs and expenses increased 6.3% from the prior year. Film exhibition costs increased 8.0% due to higher admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.9% in the current year and prior year. Concession costs increased 4.9% due to the increase in concessions revenues. As a percentage of concessions revenues, concession costs were 14.1% in the current and prior year. As a percentage of revenues, theatre operating expense was 25.3% in the current year and 25.8% in the prior year. Rent expense increased 10.9% due to the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the thirteen weeks ended December 28, 2000, the Company incurred $1,421,000 of theatre closure expense comprised primarily of an expected payment to a landlord to terminate the lease related to the closure of 1 multiplex with 12 screens.

     International theatrical exhibition costs and expenses increased 25.0% from the prior year. Film exhibition costs increased 12.9% primarily due to higher admission revenues. Rent expense increased 54.1% and theatre operating expense increased 27.7% from the prior year, primarily due to the increased number of screens in operation. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      On-screen advertising and other costs and expenses decreased 1.5% due primarily to a decrease in expenses of other ventures.

      General and administrative expenses decreased 37.8% during the thirteen weeks ended December 28, 2000 due primarily to the September 30, 1999 consolidation of three of the Company's North America divisional operations offices into its corporate headquarters. As a percentage of total revenues, general and administrative expenses declined from 4.5% in the prior year to 2.6% in the current year.

      Depreciation and amortization increased 7.5%, or $1,845,000, during the thirteen weeks ended December 28, 2000. This increase was primarily caused by an increase in depreciation of $2,198,000 related to the Company's new theatres.

      Interest Expense. Interest expense increased 19.4% during the thirteen weeks ended December 28, 2000 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates.

      Income Tax Provision. The provision for income taxes increased to a benefit of $4,800,000 during the current year from a benefit of $6,165,000 in the prior year. The effective tax rate was 36.9% for the current year compared to 40.1% for the previous year. The Company adjusts its expected annual tax rate on a quarterly basis based on current projections of year end non-deductible expenses and pre-tax earnings or losses.

      Net Earnings. Net earnings increased during the thirteen weeks ended December 28, 2000 to a loss of $8,194,000 from a loss of $8,912,000 in the prior year. Net loss per share was $.35 compared to a loss of $.38 in the prior year.

Thirty-nine weeks ended December 28, 2000 and December 30, 1999.

      Revenues. Total revenues increased 2.4% during the thirty-nine weeks ended December 28, 2000 compared to the thirty-nine weeks ended December 30, 1999.

      North America theatrical exhibition revenues increased 0.6% from the prior year. Admissions revenues increased 1.8% due to an 8.0% increase in average ticket prices offset by a 5.8% decrease in attendance. The increase in average ticket prices was due to a strategic initiative implemented by the Company during fiscal 2000 and 2001 to selectively increase ticket and concession prices and to the growing number of megaplexes in the Company's theatre circuit, which yield higher average ticket and concession prices than multiplexes. Attendance at multiplexes (theatres generally without stadium-style seating) decreased due to a 16.4% decrease in attendance at comparable multiplexes (theatres opened before the first quarter of fiscal
2000) and the closure or sale of 35 multiplexes with 233 screens since December 30, 1999. The decline in attendance at comparable multiplexes was related primarily to certain multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue. Attendance at megaplexes increased as a result of the addition of 4 new megaplexes with 83 screens since December 30, 1999. Attendance at comparable megaplexes decreased 6.9% primarily due to a decline in the overall box office performance of films during the thirty-nine weeks ended December 28, 2000 as compared with the same period in the prior year. Concessions revenues decreased 2.1% due to the decrease in total attendance offset by a 4.0%
increase in average concessions per patron. The increase in average concessions per patron was attributable to price increases and the increasing number of megaplexes in the Company's theatre circuit, where concession spending per patron is higher than in multiplexes.

     International theatrical exhibition revenues increased 37.1% from the prior year. Admissions revenues increased 34.9% due primarily to an increase in attendance from the addition of 2 new megaplexes with a total of 32 screens since December 30, 1999. Attendance at comparable megaplexes decreased 0.7%. Concession revenues increased 38.2% due primarily to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

     On-screen advertising and other revenues increased 3.2% from the prior year due primarily to an increase in rolling stock advertising at the Company's on-screen advertising business.

      Costs and expenses. Total costs and expenses increased 2.7% during the thirty-nine weeks ended December 28, 2000 compared to the thirty-nine weeks ended December 30, 1999.

      North America theatrical exhibition costs and expenses increased 3.0% from the prior year. Film exhibition costs decreased 1.8% due to a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.1% in the current year as compared with 56.0% in the prior year. The decrease in film exhibition costs as a percentage of admissions revenues was impacted by Star Wars Episode I: The Phantom Menace, a film whose audience appeal led to higher than normal film rental terms during the thirty-nine weeks ended December 30, 1999. Concession costs decreased 3.9% primarily due to the decrease in concessions revenues. As a percentage of concessions revenues, concession costs were 14.4% in the current and 14.7% in the prior year. As a percentage of revenues, theatre operating expense was 25.2% in the current year as compared to 23.8% in the prior year primarily due to an increase in fixed costs associated with the increase in the number of screens operated and a decrease in attendance. Rent expense increased 12.8% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the thirty-nine weeks ended December 28, 2000, the Company incurred $13,827,000 of theatre closure expense comprised primarily of expected and actual payments to landlords to terminate the leases related to 27 multiplexes with 179 screens. The Company plans to close approximately 300 screens at the rate of 70 to 80 per year for each of the next four years.

     International theatrical exhibition costs and expenses increased 45.2% from the prior year. Film exhibition costs increased 37.6% primarily due to higher admission revenues. Rent expense increased 65.1% and theatre operating expense increased 44.8% from the prior year, primarily due to the increased number of screens in operation. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

     On-screen advertising and other costs and expenses decreased 4.2%, due primarily to a decrease in advertising costs at the Company's on-screen advertising business.

     General and administrative expenses decreased 42.7% during the thirty-nine weeks ended December 28, 2000 due primarily to the September 30, 1999 consolidation of three of the Company's North America divisional operations offices into its corporate headquarters and a decrease in incentive compensation expense. As a percentage of total revenues, general and administrative expenses declined from 4.2% in the prior year to 2.4% in the current year.

     On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 after tax, or $.31 per share) related to the consolidation of three of its North America divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,300,000, lease termination costs of $700,000 and the write-off of capitalized pre-development costs of $6,000,000.

      Depreciation and amortization increased 15.3%, or $10,454,000, during the thirty-nine weeks ended December 28, 2000. This increase was primarily caused by an increase in depreciation of $8,450,000 related to the Company's new theatres.

     During the thirty-nine weeks ended December 28, 2000, the Company recognized a non-cash impairment loss of $3,813,000 ($2,250,000 after tax, or $.10 per share). The charge was primarily related to the impairment of 29 North America multiplex theatres with 180 screens in 12 states (primarily Florida, California, Texas, Michigan and Arizona), including a loss of $1,521,000 associated with 20 theatres that were included in impairment losses in previous periods, and the discontinued development of a theatre in Taiwan. The Company closed 24 of these impaired theatres with 150 screens during the thirty-nine weeks ended December 28, 2000 and closed three of these theatres with 18 screens subsequent to December 28, 2000. The Company expects the future cash flows from the remaining theatres to decline as they face competition from newer megaplexes.


     Gain on disposition of assets increased from a gain of $962,000 in the prior year to a gain of $1,795,000 during the current year. Current year and prior year results include gains related to the sales of real estate properties held for investment and multiplexes closed during the thirty-nine weeks ended December 28, 2000 and December 30, 1999.

     Interest Expense. Interest expense increased 30.5% during the thirty-nine weeks ended December 28, 2000 compared to the prior year, primarily due to an increase in average outstanding borrowings and interest rates.

      Income Tax Provision. The provision for income taxes decreased to a benefit of $18,600,000 during the current year from a benefit of $14,000,000 in the prior year. The effective tax rate was 37.1% for the current year compared to 40.9% for the previous year. The Company adjusts its expected annual tax rate on a quarterly basis based on current projections of year end non-deductible expenses and pre-tax earnings or losses.

      Net Earnings. Net earnings decreased during the thirty-nine weeks ended December 28, 2000 to a loss of $31,529,000 from a loss of $26,103,000 in the prior year. Net loss per share was $1.34 compared to a loss of $1.11 in the prior year. Current year results include a non-cash impairment loss of $3,813,000 ($2,250,000 after tax) which reduced earnings per share by $.10 for the thirty-nine weeks ended December 28, 2000. Prior year results include a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit of $4,800,000) and the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000), which reduced earnings per share by $.31 and $.25 for the thirty-nine weeks ended December 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $53,793,000 and $92,383,000 for the thirty-nine weeks ended December 28, 2000 and December 30, 1999, respectively. The decrease in operating cash flows during the period is primarily due to increased competition, the decline in the performance of films and an increase in rent, interest, and theatre closure payments.

      The Company continues to upgrade its North America and International theatre circuits. During the current fiscal year, the Company opened 4 megaplexes with 79 screens and added 6 screens to an existing megaplex. The Company and its competitors continue to close older multiplexes in response to competition from new megaplexes, a trend the Company generally anticipates will continue in the theatrical exhibition industry. As a result, the Company plans to close approximately 300 screens at the rate of 70 to 80 per year for each of the next four years. During the current fiscal year, the Company has closed 29 multiplexes with 184 screens, resulting in a circuit total of 84 megaplexes with 1,867 screens and 102 multiplexes with 937 screens as of December 28, 2000. The Company has closed an additional 5 theatres with 36 screens subsequent to December 28, 2000.

      The  costs  of  constructing new theatres are funded by  the  Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During the thirty-nine weeks ended December 28, 2000, four new theatres with 79 screens were leased from developers.

      As of December 28, 2000, the Company had construction in progress of $68,496,000 and reimbursable construction advances (amounts due from developers and lessors on leased theatres) of $1,782,000. Construction advances were $30,581,000 as of December 30, 1999. The Company had seven megaplexes with 128 screens under construction on December 28, 2000. During the thirty-nine weeks ended December 28, 2000, the Company had capital expenditures of $90,563,000 compared with $236,863,000 during the same period in the prior year. The Company expects capital expenditures in fiscal year 2001 will approximate $125 million, down from $275 million for the fiscal year ended March 30, 2000. The Company estimates net cash requirements for capital expenditures for fiscal 2002 will approximate $75 million. The Company expects proceeds from sale and leaseback transactions of $2.5 million for fiscal 2001.

      The Company's $425 million revolving credit facility (the "Credit Facility") permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50
million on December 31, 2003. The total commitment under the Credit Facility is $425 million, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of December 28, 2000, the Company had outstanding borrowings of $275,000,000 under the Credit Facility at an average interest rate of 9.3% per annum, with approximately $86,000,000 available for borrowing under the Credit Facility.

     Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. The most restrictive of these covenants are the Total Leverage Ratio and Cash Flow Coverage Ratio, as defined in the Credit Facility. The Total Leverage Ratio requires a maximum ratio of 6.0:1 through (and including) March 29, 2001, 5.5:1 from March 30, 2001 through (and including) March 28, 2002 and 5.0:1 each fiscal quarter thereafter. The Cash Flow Coverage Ratio requires a minimum ratio of 1.40:1. As of December 28, 2000, the Company's Total Leverage Ratio and Cash Flow Coverage Ratio complied with the covenants imposed by the Credit Facility.

     Covenants under the Indentures relating to the Company's 9 1/2% Senior Subordinated Notes due 2009 and the Company's 9 1/2% Senior Subordinated Notes due 2011 are substantially the same and impose limitations on the incurrence of indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets. As of December 28, 2000, the Company was in compliance with all financial covenants relating to the Notes due 2009 and the Notes due 2011. However, as of such date, under provisions of the Notes due 2009 and the Notes due 2011, the Company is currently prohibited from incurring additional indebtedness other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indentures, and paying dividends or making distributions in respect of its capital stock.

      The  Company  believes that cash generated from operations,  existing cash and equivalents, expected reimbursements from developers and the available commitment amount under its Credit Facility will be sufficient to fund operations, planned capital expenditures and payments to landlords to terminate leases on closed theatres for the next 12 months. The Company may also enter into sale leaseback transactions for certain of its theatres. However, the performance of films licensed by the Company, increased competition and unforeseen changes in operating requirements could affect the Company's ability to continue to upgrade its circuit as well as comply with certain financial covenants in the Credit Facility.

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

New Accounting Pronouncements

      In    December    1999,  the  Securities   and   Exchange  Commission
("SEC")  issued  Staff Accounting Bulletin No.  101 ("SAB  101"),   Revenue
Recognition in Financial  Statements. SAB  101  draws  upon  the   existing
accounting   rules   and  explains  those  rules,  by  analogy,  to   other
transactions that the existing rules do not specifically address. SAB 101 is effective for all of the Company's fiscal quarters beginning March 31, 2000, requiring retroactive application to the beginning of fiscal year
2001   with   restatement, if necessary, of all quarters  for  the  current
fiscal  year.   As  a  result,  the Company expects to report a non-cash
cumulative  effect adjustment   to the Company's results of operations and
financial  position of  $15.8  million (net of tax benefit of $10.9 million)
as  of  March  31, 2000.   The Company expects that previously reported net
losses before cumulative effect of an accounting change for the first, second and third quarters of fiscal 2001 will increase (decrease) by $(1.8) million, $(4.9) million and $1.7 million, respectively, as a result of the accounting change.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to various market risks including interest rate risk and foreign currency exchange rate risk. The Company does not hold any significant derivative financial instruments.

      Market  risk  on  variable-rate financial instruments.   The  Company
maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 9.3% per annum, a 100 basis point increase in market interest rates would increase annual interest expense and decrease earnings before income taxes by approximately $2.8 million.

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

      Foreign currency exchange rates. The Company currently operates theatres in Canada, Portugal, Spain, France, Japan, and China (Hong Kong) and is currently developing theatres in other international markets. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the
U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its international theatres but instead intends to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $2.1 million and $14.5 million, respectively.


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

(a)   The  Company held its Annual Meeting of Stockholders on November  30,
2000.

(b) At the meeting, the following matters were voted upon by the stockholders:

  (i) The election of Directors for the upcoming year.

      (ii) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending March 29, 2001.

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

      The following were the nominees of management voted upon and elected by the holders of the Company's Class B Stock and Common Stock as of the record date:

          Class B Stock            Common Stock
          ---------------------         ---------------------
          Peter C. Brown           W. Thomas Grant, II
          Charles J. Egan, Jr.     Charles S. Paul
          Paul E. Vardeman

   All of the shares of Class B Stock (4,041,993 shares) were voted for the nominees of management. In the election of directors by the holders of Common Stock, there were 15,744,616 votes "for" W. Thomas Grant, II and
104,379 votes "against" and 15,752,785 votes "for" Charles S. Paul and 96,210 votes "against".

    The total votes cast concerning the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 56,193,149 voted "for", 68,254 voted "against" and 7,422 "abstentions".

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits


                               EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION
---------------------

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


4.2(c) Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2009. (Incorporated by reference from Exhibit 4.2(c) to the Company's 10-Q (File No. 1-8747) for the quarter ended September 28, 2000.)

4.3             Indenture, dated January 27, 1999, respecting AMC
          		    Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due
                2011 (Incorporated by reference from Exhibit 4.3 to the
                Company's 10-Q (File No. 1-8747) for the quarter ended
                December 31, 1998.

4.3(a) Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011. (Incorporated by reference from Exhibit 4.3(a) to the Company's 10-Q (File No. 1-8747) for the quarter ended September 28, 2000.)

4.4 Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company's 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

4.5 In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
______
-------

(b)  Reports on Form 8-K

           No reports on Form 8-K were filed or required to be filed during the thirteen weeks ended December 28, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMC ENTERTAINMENT INC.




Date:  February 2, 2001                      /s/   Peter C. Brown
                                             ----------------------------
                                             Peter C. Brown
                                             Chairman of the Board,
                                             Chief  Executive  Officer  and
                                             President



Date:  February 2, 2001                      /s/    Craig R. Ramsey
                                             ----------------------------
                                             Craig R. Ramsey
                                             Senior Vice President,
                                             Finance,
                                             Chief Financial Officer and
                                             Chief Accounting Officer