Form 10-K
period 2001-03-29
AMC ENTERTAINMENT INC
filed 2001-06-27
CIK 722077

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
	(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 29, 2001
OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ______________ to __________
                                        -----------     --------
                  Commission file number 1-8747
                      AMC ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)
      Delaware				     43-1304369
(State or other jurisdiction of
incorporation or organization)          (I.R.S. Employer
                                       Identification No.)

      106 West 14th Street
        P. O. Box 219615
     Kansas City, Missouri		     64121-9615
(Address of principal executive offices) (Zip Code)
Registrant's telephone number,
     including area code:  (816) 221-4000
Securities registered pursuant to Section 12(b) of the Act:
                                      Name of each exchange
Title of each class	               on which registered

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 5, 2001, computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $202,789,614.

                                             Number of shares
Title of each class of common stock          Outstanding as of
                                                  May 11, 2001
Common Stock, 66 2/3 cents par value                19,427,098
Class B Stock, 66 2/3 cents par value                4,041,993

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's Proxy Statement for use in connection with the 2001 Annual Meeting of Stockholders to be filed are incorporated by reference into Part III of this report, to the extent set forth therein.

PART I
Item 1.  Business.
(a)  General Development of Business
     AMC Entertainment Inc. ("AMCE") is a holding company. AMCE's principal subsidiaries are American Multi-Cinema, Inc. ("AMC"), AMC Theatres of Canada (a division of AMC Entertainment International, Inc.), AMC Entertainment International, Inc., National Cinema Network, Inc. and AMC Realty, Inc. Unless the context otherwise requires, references to "AMCE" or the "Company" refer to AMC Entertainment Inc. and its subsidiaries. The Company's North American theatrical exhibition business is conducted through AMC and AMC Theatres of Canada. The Company is developing theatres outside North America through AMC Entertainment International, Inc. and its subsidiaries. The Company engages in advertising services through National Cinema Network, Inc. ("NCN").

     The Company's predecessor was founded in Kansas City, Missouri in
1920.   AMCE was incorporated under the laws of the state of Delaware on June 13, 1983 and maintains its principal executive offices at 106 West 14th Street, P.O. Box 219615, Kansas City, Missouri 64121-9615. Its telephone number at such address is (816) 221-4000.

(b)	Financial Information about Industry Segments
For information about the Company's operating segments and
geographic areas, see Note 14 to the Consolidated Financial Statements on page 48.
(c)	Narrative Description of Business

Company Overview and Theatre Circuit

     The Company is one of the leading theatrical exhibition companies in the world, based on revenues. As of March 29, 2001 (the Company's fiscal year end) the Company operated 180 theatres with a total of 2,768 screens located in 21 states and the District of Columbia in the U.S., Portugal, Japan, Spain, China (Hong Kong), France, Sweden and Canada. Approximately 83% of the Company's U.S. theatre circuit screens are in the top 25 "Designated Market Areas" as defined by Nielson Media Research.

     The Company is the industry leader in the development and operation of "megaplex" theatres, theatres generally with 14 or more screens with amenities to enhance the movie-going experience such as stadium seating (seating with an elevation between rows to provide unobstructed viewing), digital sound and enhanced seat design. The megaplex increases the number of film choices as well as starting times, making it more convenient for patrons. In addition to a superior entertainment experience, megaplexes generally realize economies of scale by serving more patrons from common support facilities.

     The Company introduced the megaplex theatre format in the United States in May of 1995. The Company believes that the introduction of the megaplex created the current industry replacement cycle that has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers.

     As of March 29, 2001, the total screens per theatre for the Company was 15.4. The average number of screens per theatre for all North American theatrical exhibition companies was 6.9, based on the listing of exhibitors in the National Association of Theatre Owners 2000-01 Encyclopedia of Exhibition, as of June 1, 2000.

     The Company continually upgrades the quality of its theatre circuit by adding new screens through new builds, acquisitions and expansions and disposing of older screens through closures and sales. From April 1995 through March 29, 2001, the Company opened 90 new theatres with 1,902 screens and added 86 screens to existing theatres, representing 72% of its screens as of March 29, 2001, acquired four theatres with 29 screens and closed or disposed of 146 theatres with 879 screens.

     The following table sets forth information concerning additions (new builds, expansions and acquisitions), dispositions and end of period theatres and screens operated for the last six fiscal years.

                    Changes in Theatres Operated
	         Additions        Dispositions  Total Theatres Operated
               ---------         -----------  -----------------------
	          Number Number     Number Number      Number Number
Fiscal Year      of     of          of     of           of    of
Ended        Theatres Screens    Theatres Screens  Theatres Screens
           -------   ------    -------   -------    -------   -------
March 28, 1996	 7   150	    13	 61      226	1,719
April 3, 1997	17   314	    15	 76      228	1,957
April 2, 1998	24   608	    23	123	   229	2,442
April 1, 1999	20   380	    16	 87	   233	2,735
March 30, 2000	20   450	    42	282	   211	2,903
March 29, 2001	6    115	    37	250	   180	2,768
                 --  -----       ---      ---
      Total	     94  2,017       146      879


	As of March 29, 2001, the Company had 8 theatres with a total of 150 screens under construction.

	The following table provides detail with respect to the geographic location of the Company's theatre circuit as of March
29, 2001.

	               Total	Total
   North America	Screens	Theatres
   -------------  -------    --------
Florida.	        461          34
California	        437          28
Texas	              347          17
Arizona	        138           7
Georgia	        132           9
Missouri	        121          10
Pennsylvania	  115          12
Michigan	         88           7
Ohio	               80           4
Virginia	         67           5
Illinois	         60           2
Colorado	         58           3
Kansas	         50           3
New Jersey	         50           5
North Carolina	   46           2
Oklahoma	         44           2
Maryland	         42           5
Washington	         40           4
New York	         33           2
Nebraska	         24           1
District of Columbia  9           1
Louisiana	          8           1
                   ----       -----
Total
  United States   2,450         164
                  -----       -----
Canada	        122           5
                  -----       -----
Total
  North America   2,572         169
                  -----       -----
   International
   -------------
Japan	               79           5
Spain	               48           2
Portugal	         20           1
France	         20           1
Sweden	         18           1
China (Hong Kong)    11           1
                   -----       -----

Total International 196          11
                   -----       -----
Total Theatre
 Circuit	      2,768         180
                  =====       =====

	Revenues for the Company are generated primarily from box office admissions and theatre concessions sales which accounted for 67% and 28%, respectively, of the Company's fiscal 2001 revenues. The balance of the Company's revenues are generated by advertising, video games located in theatre lobbies and the rental of theatre auditoriums.

	The Company believes there are opportunities to increase ancillary revenues by offering additional programming and entertainment options closely aligned with its current line of business and utilizing available capacity within its current facilities. Where appropriate, the Company may consider partnerships or joint ventures to share risk and resources. In fiscal 2000, the Company was a founding shareholder in MovieTickets.com, Inc., an Internet ticketing venture. MovieTickets.com, Inc. generates revenues from advertising, sponsorship and ticketing fees of which the Company presently owns an approximate 30% equity interest.

Film Licensing

	The Company predominantly licenses "first-run" motion pictures from distributors owned by major film production companies and from independent distributors. Films are licensed on a film-by-film and theatre-by-theatre basis. The Company obtains these licenses based on several factors, including theatre location, competition, season of the year and motion picture content. Rental fees are paid by the Company under a negotiated license.

	North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where the Company is the sole exhibitor, the Company obtains film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor will allocate its films among the exhibitors in the zone. As of March 29, 2001, approximately 77% of the Company's screens were located in non-competitive film zones.

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

	There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Paramount Pictures, Universal Pictures, Warner Bros. Distribution, New Line Cinema, SONY Pictures Releasing (Columbia Pictures and Tri-Star Pictures), Miramax, MGM/United Artists, USA Pictures, Twentieth Century Fox, Sony Classics and Dreamworks. According to information sourced from ACNielson EDI, Inc., these distributors accounted for 96% of industry admissions revenues from January 2, 2001 through May 6, 2001. The Company's revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2001, no single distributor accounted for more than 9% of the motion pictures licensed by the Company or for more than 14% of the Company's box office admissions.

	During the period from January 1, 1990 to December 31, 2000, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America.

Concessions

	Concessions sales are the second largest source of revenue for the Company after box office admissions. Concessions items include popcorn, soft drinks, candy and other products. The Company's strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency.

	The Company's primary concessions products are various sizes of popcorn, soft drinks, candy and hot dogs, all of which the Company sells at each of its theatres. However, different varieties of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. The Company has also implemented "combo-meals" for patrons which offer a pre-selected assortment of concessions products.

	Megaplex theatres are designed to have more concession capacity to make it easier to serve larger numbers of customers. In addition, they generally feature the "pass-through" concept, which enables the concessionist serving patrons to simply sell concessions items instead of also preparing them, thus providing more rapid service to customers.
 Strategic placement of large concessions stands within theatres heightens their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands.

	The Company negotiates prices for its concessions products and supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates and marketing incentives.

Theatrical Exhibition Industry and Competition

	Motion picture theatres are the primary initial distribution channel for new motion picture releases and the Company believes that the theatrical success of a motion picture is often the most important factor in establishing its value in the cable television, videocassette/DVD and other ancillary markets. The Company further believes that the emergence of alternative motion picture distribution channels has not adversely affected attendance at theatres and that these distribution channels do not provide an experience comparable to the out-of-home entertainment experience offered by moviegoing. The Company believes that alternative motion picture distribution channels have provided additional revenue sources for filmed entertainment product which have stimulated production. The Company believes that the public will continue to recognize the value of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a larger audience.

     Annual industry attendance has averaged approximately one billion persons since the early 1960s. Since 1995, attendance for the industry has increased at a compound annual growth rate of 2.4%. Since 1995, industry attendance per screen declined from 46,900 to 38,700, primarily because the number of industry indoor screens has increased at a compound annual growth rate of 6.4%, according to information obtained from the Motion Picture Association of America. Variances in year-to-year attendance are primarily related to the overall popularity and supply of motion pictures while the increase in industry screens is due primarily to excess capacity within the theatrical exhibition industry.

     The following table represents information obtained from the Motion Picture Association of America for the most recent six years.

		                   Attendance per
                                                                Box
	     Attendance  Indoor     Screen         Average    Office Sales
  Year   (in millions) Screens (in thousands) Ticket Price (in millions)
-----    -----------  ------   -------------   ------------  ----------
1995       1,263	26,958         46.9	        $4.35	      $5,493
1996       1,339	28,864         46.4	        $4.41	      $5,911
1997       1,388	30,825         45.0	        $4.59	      $6,366
1998       1,481	33,440         44.3	        $4.69	      $6,949
1999       1,465	36,448         40.2	        $5.08	      $7,448
2000       1,421	36,679         38.7	        $5.39	      $7,661

     There are over 500 companies competing in the North American theatrical exhibition industry, approximately 300 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on the June 1, 2000 listing of exhibitors in the National Association of Theatre Owners 2000-01 Encyclopedia of Exhibition, the Company believes that the ten largest exhibitors (in terms of number of screens) operated approximately 60% of the indoor screens in 2000.

	The following table presents the ten largest North American theatrical exhibition companies by box office revenues:

			      North American Box
                               Office	 North         North
                             Revenues     American      American
Company                     (millions)(1)	Screens (2)	  Theatres (2)
---------------------------------------------------------------------

Regal Cinemas, Inc.        $814.0           4,449            424
AMC Entertainment Inc.     $748.0           2,736            197
Loews Cineplex
  Entertainment Corp.      $641.8           2,726            359
Cinemark USA, Inc.         $375.8           2,227            192
United Artists Theatre
  Company	               $367.7	        1,858	       257
Carmike Cinemas	         $321.3	        2,821	       447
National Amusements, Inc.  $310.4	        1,076	       107
Edwards Theatres
  Circuit, Inc.	         $238.1	          743	        70
GC Companies, Inc.	   $233.9	        1,060	       133
Hoyts Cinemas Corporation  $174.1	          967	       113

(1)Source: AC Nielson EDI, Inc. data for the twelve months ended March
29, 2001 for exhibitors other than AMC Entertainment, Inc.  AMC
Entertainment Inc. revenues are based on actual North American admissions revenues for the year ended March 29, 2001.
(2)Source: Listing of U.S. and Canadian Exhibitors (as of June 1, 2000) in the National Association of Theatre Owners 2000-01 Encyclopedia of
Exhibition.

     The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to attracting patrons, licensing motion pictures and finding new theatre sites.

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

	The Company's theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although the Company believes that its theatres are in substantial compliance with the ADA, in January 1999, the Civil Rights Division of the Department of Justice filed suit against the Company alleging that certain of its theatres with stadium-style seating violate the ADA. See Item 3. Legal Proceedings on page 8.

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

Seasonality

	The Company's theatre business is seasonal in nature, with the highest attendance and revenues generally occurring during the summer months and holiday seasons. See Statements of Operations by Quarter (Unaudited) on page 52.

Employees

	As of March 29, 2001, the Company had approximately 1,900 full-time and 12,000 part-time employees. Approximately 4% of the part-time employees were minors paid the minimum wage.

	Fewer than one percent of the Company's employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators. The Company believes that its relationship with this union is satisfactory.

Item 2.  Properties.

     The following tables set forth the general character and holding classification of the Company's theatre circuit as of March 29, 2001:

		                        Total           Total
Owner/Lessee                  	Theatres	    Screens
------------                  	--------	    -------
American Multi-Cinema, Inc.         163            2,442
AMC Entertainment International, Inc.
 and subsidiaries	                   16	           318
Third party (managed by American
  Multi-Cinema, Inc.)	              1	             8
                              	---            -----
  Total	                        180	         2,768
  	                              ===            =====


	                             Total	          Total
Property Holding Classification    Theatres	    Screens
-------------------------------   --------	    -------
Owned	                                9	           144
Leased pursuant to ground leases	  8	           109
Leased pursuant to building leases	162	         2,507
Managed	                          1	             8
  	                              ---            -----
  Total	                        180	         2,768
	                              === 		   =====

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

     The Company is the defendant in two coordinated cases now pending in California, Weaver v. AMC Entertainment Inc., (No. 310364, filed March 2000 in Superior Court of California, San Francisco County), and Geller v. AMC Entertainment Inc. (No. RCV047566, filed May 2000 in
Superior Court of California, San Bernardino County).   The litigation
is based upon California Civil Code Section 1749.5, which provides that "on or after July 1, 1997, it is unlawful for any person or entity to sell a gift certificate to a purchaser containing an expiration date." Weaver is a purported class action on behalf of all persons in California who, on or after January 1, 1997, purchased or received an AMC Gift of Entertainment ("GOE") containing an expiration date. Geller is brought by a plaintiff who allegedly received an AMC discount ticket in California containing an expiration date and who purports to represent all California purchasers of these "gift certificates" purchased from any AMC theatre, store, location, web-site or other venue owned or controlled by AMC since January 1, 1997. Both complaints allege unfair competition and seek injunctive relief. Geller seeks restitution of all expired "gift certificates" purchased in California since January 1, 1997 and not redeemed. Weaver seeks disgorgement of all revenues and profits obtained since January 1997 from sales of "gift certificates" containing an expiration date, as well as actual and punitive damages. The Company has denied any liability, answering that GOEs and discount tickets are not a "gift certificate" under the statute and that, in any event, no damages have occurred. On May 11, 2001, following a special trial on the issue, the court ruled that the GOEs and discount tickets are "gift certificates." The Company intends to appeal this ruling and to continue defending the cases vigorously. Should the result of this litigation ultimately be adverse to the Company, it is presently unable to estimate the amount of the potential loss.

     The Company is party to various legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company except as noted above.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There has been no submission of matters to a vote of security holders during the thirteen weeks ended March 29, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     AMC Entertainment Inc. Common Stock is traded on the American Stock Exchange under the symbol AEN. There is no established public trading market for Class B Stock.

     The table below sets forth, for the periods indicated, the high and low closing prices of the Common Stock as reported on the American Stock Exchange composite tape.

	             Fiscal 2001   	   Fiscal 2000
     	           	--------------	 --------------
	              High    Low	  High     Low
               	 ----     ----     ----     ----
First Quarter	$ 6.06  $ 3.63	$19.25  $ 14.00
Second Quarter	  4.13    1.63	 19.00    12.19
Third Quarter	  3.63    1.00	 13.94     8.56
Fourth Quarter	  7.00    2.94	 11.31     5.00

Common Stock

     On May 11, 2001, there were 478 stockholders of record of Common Stock and one stockholder of record (the 1992 Durwood, Inc. Voting Trust dated December 12, 1992) of Class B Stock.

     The Company's Certificate of Incorporation provides that holders of Common Stock and Class B Stock shall receive, pro rata per share, such cash dividends as may be declared from time to time by the Board of Directors. Certain provisions of the Indentures respecting the Company's 9 1/2% Senior Subordinated Notes due 2009, the Company's 9 1/2% Senior Subordinated Notes due 2011 and the Company's $425 million revolving credit facility (the "Credit Facility") restrict the Company's ability to declare or pay dividends on and purchase capital stock. As of March 29, 2001, under these provisions of the Notes due 2009 and the Notes due 2011, the Company is prohibited from paying cash dividends or purchasing capital stock. Under an Investment Agreement dated April 19, 2001 (the "Investment Agreement") with the Apollo Purchasers (as defined below) the Company may not pay dividends on Common Stock except with the consent of Apollo (as defined below) acting at the direction of the Apollo Purchasers. Such approval right continues for so long as the Apollo Purchasers continue to beneficially own 50% of the aggregate number of shares of Series A Convertible Preferred Stock, par value of 66 2/3 cents per share (the "Series A Preferred") and the Series B Exchangeable Preferred Stock, par value of 66 2/3 cents per share (the "Series B Preferred" and collectively with the Series A Preferred, the "Preferred Stock") issued pursuant to the Investment Agreement unless either, Apollo is terminated as investment manager of the Apollo Purchasers or an Apollo affiliate is removed as the general partner of the Apollo Purchasers and, in either case, is not replaced by another Apollo affiliate.

	The Company has not declared a dividend on shares of Common Stock or Class B Stock since fiscal 1989. Any payment of cash dividends on Common Stock or Class B Stock in the future will be at the discretion of the Board and will depend upon such factors as compliance with debt covenants, earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board. Currently, the Company does not contemplate declaring or paying any dividends in respect of its Common Stock or Class B Stock.

Preferred Stock

     On April 19, 2001, the Company entered into the Investment Agreement with Apollo Investment Fund IV, L.P., Apollo Overseas
Partners IV, L.P., Apollo Investment Fund V, Apollo Overseas Partners
V, L.P. (collectively, with any other partnership or entity affiliated with and managed by Apollo over which Apollo exercises investment authority, the "Apollo Purchasers"), Apollo Management IV, L.P., and Apollo Management V, L.P. (together with their affiliates, "Apollo").
 Pursuant to the Investment Agreement, the Company sold 92,000 shares of Series A Preferred at a price of $1,000 per share and 158,000 shares of Series B Preferred at a price of $1,000 per share. The sale was a negotiated transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Each of the Apollo Purchasers represented to the Company that it is an accredited investor and that it was acquiring the shares of Preferred Stock for investment and not with a view to or for the sale or distribution thereof. The aggregate purchase price for the Preferred Stock was $250 million. Net proceeds to the Company after fees to Apollo of $8.75 million, reimbursement of issuance costs incurred by Apollo of $3.75 million and financial advisory and other issuance costs were approximately $225 million. The terms upon which the Series A Preferred is convertible into Common Stock and the terms upon which the Series B Preferred are exchangeable for Series A Preferred are summarized in Note 5 of the Company's Notes to Consolidated Financial Statements included in Part I
Item 8. of this Form 10-K and incorporated herein by reference.

Item 6.  Selected Financial Data.

                                    		Years Ended (1)(5)
                              	    ------------------------------------
	                       March 29,	March 30,	April 1,   	April 2,	April 3,
(In thousands, except per
share and operating data)	 2001         2000        1999	 1998       1997
--------------------------   -------------------------------------------------------
Statement of Operations Data:
Total revenues  		$1,214,801	$1,166,942	  $1,023,456	 $850,750	 $751,664
Film exhibition costs  	   432,351	   417,736	     358,437	  299,926	  258,809
Concession costs		    46,455	    50,726	      48,687	   42,062	   36,748
Theatre operating expense  300,773	   290,072	     260,145	  219,593	  189,908
Rent		               229,314	   198,762	     165,370	  106,383	   80,061
Other		                42,610	    44,619	      30,899	   25,782	   18,354
General and administrative  32,499	    47,407	      52,321	   47,860	   52,422
Preopening expense	     3,808	     6,795	       2,265 	    2,243	    2,414
Theatre and other closure
  expense (3)	          24,169	    16,661	       2,801	        -	        -
Restructuring charge	 	   -	    12,000	           -	        -	        -
Depreciation and
 amortization		   105,260	    95,974	      89,221	   70,117	   52,572
Impairment of long-lived
 assets 		          68,776	     5,897	       4,935  	   46,998	    7,231
(Gain) loss on disposition
 of assets	                  (664)	      (944)	      (2,369)	   (3,704)         84
	                       ------	    ------	      ------	   ------	   ------
Total costs and expenses 1,285,351	 1,185,705	   1,012,712	  857,260	  698,603
Operating income (loss)	   (70,550)	   (18,763)	      10,744	   (6,510)	   53,061
 Other income		     9,996	         -	           -	        -	        -
 Interest expense		    77,000	    62,703	      38,628	   35,679	   22,022
 Investment income           1,728	       219	       1,368	    1,090	      856
	                      ------	    ------	      ------	   ------	   ------

Earnings (loss) before
   income taxes and
   cumulative effect
   of accounting changes  (135,826)	   (81,247)	     (26,516)	  (41,099)	   31,895
 Income tax provision      (45,700)	   (31,900)	     (10,500)	  (16,600)	   12,900
	  	                ------	    ------	      ------	   ------	   ------

Earnings (loss) before
  cumulative effect of
  accounting changes 	   (90,126)	   (49,347)	     (16,016)	  (24,499)	   18,995
Cumulative effect of
  accounting changes (2)   (15,760)	    (5,840)	           -	        -	        -
	                      ------	    ------	      ------	   ------	   ------
Net earnings (loss) 	$ (105,886)  $ (55,187)	  $  (16,016)	$ (24,499)	 $ 18,995
 		                ======	    ======	      ======	   ======	   ======
 Preferred dividends	         -	         -	           -          4,846	    5,907
 	                      ------	    ------	      ------	   ------	   ------
 Net earnings (loss) for
   common shares	     $  (105,886)	$  (55,187)	  $  (16,016)	$ (29,345)	$  13,088
 	                    ========	    ======	      ======	   ======	   ======
 Earnings (loss) per share
   before cumulative
  effect of accounting changes:
   Basic 	             $   (3.84) $   (2.10)	  $     (.69)     $   (1.59)   $    .75
   Diluted	                 (3.84)	    (2.10)	        (.69)         (1.59)        .74
 Net earnings (loss) per share:
   Basic  	             $   (4.51)(2)$   (2.35)(2)$   (.69)         $(1.59)   $    .75
   Diluted	                 (4.51)(2)	(2.35)(2)	 (.69)          (1.59)        .74
Pro forma amounts assuming
   SAB No. 101 accounting change
    had been in effect in fiscal
    2000, 1999, 1998 and 1997:
Earnings (loss) for common
   shares before cumulative
   effect of accounting
   changes: 	  	              $  (51,715)  $  (17,726)   $ (28,784)	$  11,025
   Basic		 	                   (2.20)	   (.76)       (1.55)	      .63
   Diluted		 	                   (2.20)	   (.76)	   (1.55)	      .62
Net earnings (loss) for common shares:$  (70,297)  $  (28,839)   $ (40,458)	$   1,414
   Basic		 	                   (3.00)	  (1.23)	   (2.19)	      .08
   Diluted			                   (3.00)	  (1.23)	   (2.19)	      .08
 Average shares outstanding:
   Basic	     	         23,469	      23,469	 23,378	  18,477	   17,489
   Diluted	               23,469	      23,469	 23,378	  18,477	   17,784
Balance Sheet Data
  (at period end):
 Cash, equivalents and
  investments		  $34,075  	    $119,305    $  13,239   $    9,881	$  24,715
 Total assets           1,047,264	   1,188,805	975,730	 795,780  	  719,055
 Corporate borrowings  	  694,172 	     754,105	561,045  	 348,990	  315,072
 Capital and financing
 lease obligations         56,684	      68,506	 48,575	  54,622	   58,652
 Stockholders'
  equity (deficit) 	  (59,045)	      58,669	115,465	 139,455	  170,012

 		                                       Years Ended (1)(5)
 	                          ---------------------------------------------------
	                         March 29,	    March 30,	April 1,    April 2,     April 3,
(In thousands, except per
 share and operating data)       2001	      2000	       1999         1998	  1997
--------------------------    ------------------------------------------------------
Other Financial Data:
 Capital expenditures		$  120,881	$  274,932	   $260,813	     $389,217	  $253,380
 Proceeds from sale/leasebacks
   and financing
   lease obligations 		    11,226	    98,313	          -	      283,800	         -
 Net cash provided by operating
   activities	                43,458	    89,027	     67,167	       91,322	   109,339
 Net cash used in investing
   activities		         (84,018)	  (198,392)	   (239,317)     (133,737)	  (283,917)
 Net cash (used in) provided
   by financing activities       (43,199)	   215,102	    175,068	       27,703	   188,717
 Adjusted EBITDA (4)             140,795	   117,620	    107,597	      109,144	   115,362

Operating Data (at period end):
 Screen additions		             115	       450	        380	          608	       314
 Screen dispositions		       250	       282	         87	          123	        76
 Average screens		           2,818	     2,754	      2,560	        2,097	     1,818
 Attendance (in thousands)	   151,171	   152,943	    150,378	      130,021	   121,391
 Number of screens operated	     2,768	     2,903	      2,735	        2,442	     1,957
 Number of theatres operated	 	 180	       211	        233	          229	       228
 Screens per theatre	            15.4	      13.8	       11.7	         10.7	       8.6

(1)Fiscal 1997 consists of 53 weeks.  All other fiscal years have 52 weeks.
(2)Fiscal 2001 includes a $15,760 cumulative effect of an accounting change related to revenue recognition for gift certificates and discounted theatre tickets (net of income tax benefit of $10,950)
which reduced earnings per share by $.67 per common share. Fiscal
2000 includes a $5,840 cumulative effect of an accounting change for preopening expenses (net of income tax benefit of $4,095) which reduced earnings per share by $.25 per common share.
(3)Theatre and other closure expense relates to actual and estimated lease exit costs on older theatres and vacant restaurant space related to a terminated joint venture.
(4)Represents net earnings (loss) before cumulative effect of accounting changes plus interest, income taxes, depreciation and amortization and adjusted for restructuring charge, impairment losses, preopening expense, theatre and other closure expense, gain
(loss) on disposition of assets and equity in earnings of
unconsolidated affiliates. Management of the Company has included
Adjusted EBITDA because it believes that Adjusted EBITDA  provides lenders and stockholders additional information for estimating the
Company's value and evaluating its ability to service debt.
Management of the Company believes that Adjusted EBITDA is a financial measure commonly used in the Company's industry and should not be construed as an alternative to operating income (as
determined in accordance with GAAP).  Adjusted EBITDA as determined by the Company may not be comparable to EBITDA as reported by other companies.  In addition, Adjusted EBITDA is not intended to
represent cash flow (as determined in accordance with GAAP) and does not represent the measure of cash available for discretionary uses.
(5)	There were no cash dividends declared on Common Stock during the last five fiscal years.
(/table>

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This section contains certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include words or phrases such as the Company or its management
"believes," "expects," "anticipates," "intends," "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the expectations of the Company include, among others: (i) the Company's ability to enter into various financing programs; (ii) the performance of films licensed by the Company; (iii) potential work stoppage within the film industry that could adversely impact the quality and quantity of films licensed by the Company; (iv) competition; (v) construction delays; (vi) the ability to open or close theatres and screens as currently planned;
(vii) general economic conditions, including adverse changes in inflation and prevailing interest rates; (viii) demographic changes;
(ix) increases in the demand for real estate; (x) changes in real estate, zoning and tax laws and (xi) unforeseen changes in operating requirements. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form
10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


OPERATING RESULTS

                                 52 Weeks     52 Weeks    52 Weeks
	                            Ended	     Ended	      Ended
	                          March 29,	   March 30,     April 1,
(Dollars in thousands)	          2001 	     2000		 1999
----------------------------------------------------------------------
Revenues
 North American theatrical
   exhibition
  Admissions	             $  747,958   $  714,340      $  630,242
  Concessions	                320,866	     319,725 	   300,374
  Other theatre		           23,680	      28,709	    20,841
	 	                     -------------------------------------
		                    1,092,504	   1,062,774 	   951,457
 International theatrical exhibition
  Admissions	                 63,110	      48,743 	    31,919
  Concessions	                 13,358	      10,130	     6,973
  Other theatre		            2,372	       1,304    	       925
		  	                  ----------------------------------
		                       78,840	      60,177	    39,817
 NCN and other		           43,457	      43,991          32,182
			                  ----------------------------------
 		Total revenues  	 $1,214,801	  $1,166,942	$1,023,456

 	                              ==================================
Cost of Operations
 North American theatrical
   exhibition
  Film exhibition costs	 	   $399,467   $  392,414	$  341,523
  Concession costs	           42,309	      47,218 	    46,434
  Theatre operating expense	    277,338	     272,886	   249,916
  Rent	                      204,310	     183,214 	   157,282
  Preopening expense	            2,648	       5,392	     1,783
  Theatre and other closure
    expense		                 24,169	      16,661	     2,801
			                  ----------------------------------
		 	                950,241	     917,785 	   799,739
 International theatrical
   exhibition
  Film exhibition costs	           32,884	      25,322 	    16,914
  Concession costs	            4,146	       3,508 	     2,253
  Theatre operating	           23,435	      17,186	    10,229
  Rent	                       25,004	      15,548 	     8,088
  Preopening expense		      1,160	       1,403	       482
			                  ----------------------------------
			                 86,629	      62,967 	    37,966
 NCN and other 		           42,610	      44,619	    30,899
 General and administrative	     32,499	      47,407 	    52,321
 Restructuring charge 	                -	      12,000	         -
 Depreciation and amortization    105,260	      95,974	    89,221
 Impairment of long-lived assets   68,776	       5,897 	     4,935
 Gain on disposition of assets       (664) 	  (944) 	    (2,369)
		                        ----------------------------------
	Total costs and expenses  $,285,351   $1,185,705	$1,012,712
			              =========	=============  =============

Years Ended March 29, 2001 and March 30, 2000

	Revenues. Total revenues increased 4.1% during the year ended March 29, 2001 compared to the year ended March 30, 2000.

	North American theatrical exhibition revenues increased 2.8% from the prior year. Admissions revenues increased 4.7% due to a 7.8% increase in average ticket price offset by a 2.9% decrease in attendance. The increase in average ticket prices was due primarily to a strategic initiative implemented by the Company during fiscal 2000 and 2001 to selectively increase ticket and concession prices.
Attendance decreased due to a 6.8% decrease in attendance at comparable theatres (theatres opened before fiscal 2000), the closure or sale of 36 theatres with 244 screens since March 30, 2000 offset by attendance increases from 4 new theatres with 75 screens added since March 30, 2000. The decline in attendance at comparable theatres was related to certain older multiplexes (theatres generally without stadium seating) experiencing competition from megaplexes (theatres with predominantly stadium seating) operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue, and a decline in the popularity of film product, primarily in the summer, during the year ended March 29, 2001 as compared with the prior year. Concessions revenues increased 0.4% due to a 3.3% increase in average concessions per patron offset by the decrease in attendance. The increase in average concessions per patron was attributable primarily to selective price increases.

     International theatrical exhibition revenues increased 31.0% from the prior year. Admissions revenues increased 29.5% due to an increase in attendance from the addition of 2 new theatres with a total of 34 screens since March 30, 2000. Attendance at comparable theatres decreased 1.7%. Concession revenues increased 31.9% due primarily to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

	Revenues from NCN and other decreased 1.2% from the prior year due to a decline in revenues at NCN.

	Costs and expenses. Total costs and expenses increased 8.4% during the year ended March 29, 2001 compared to the year ended March 30, 2000.

	North American theatrical exhibition costs and expenses increased 3.5% from the prior year. Film exhibition costs increased 1.8% due to higher admissions revenues offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.4% in the current year as compared with 54.9% in the prior year. The decrease in film exhibition costs as a percentage of admissions revenues was impacted primarily by Star Wars Episode I: The Phantom Menace, a film whose audience appeal led to higher than normal film rental terms during the prior year. Concession costs decreased 10.4% due to additional marketing incentives from vendors under renegotiated contract terms and the Company's initiative to consolidate purchasing to obtain more favorable pricing. As a percentage of concessions revenues, concession costs were 13.2% in the current year compared with 14.8% in the prior year. As a percentage of revenues, theatre operating expense was 25.4% in the current year as compared to 25.7% in the prior year. Rent expense increased 11.5% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the year, the Company incurred $24,169,000 of theatre and other closure expenses primarily comprised of expected payments to landlords to terminate leases related to the closure of 34 multiplexes with 211 screens and vacant restaurant space related to a terminated joint venture. The Company closed these theatres as a result of negative operating cash flows which were not expected to improve in the future. The Company anticipates that it will incur approximately $5,000,000 of costs related to the closure of approximately 75 multiplex screens in fiscal 2002 and $6,000,000 of costs related to the closure of approximately 75 multiplex screens in fiscal 2003.

	International theatrical exhibition costs and expenses increased 37.6% from the prior year. Film exhibition costs increased 29.9% primarily due to higher admission revenues. Rent expense increased 60.8% and theatre operating expense increased 36.4% from the prior year, due to the increased number of screens in operation.
International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

	Costs and expenses from NCN and other decreased 4.5% due primarily to a decrease in costs at NCN.

	General and administrative expenses decreased 31.4% from the prior year due to cost savings associated with the consolidation of the Company's divisional operations. As a percentage of total revenues, recurring general and administrative expenses declined from 3.8% in the prior year to 2.7% in the current year. On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. As a result of the restructuring, the Company realized general and administrative expense reductions of approximately $15,000,000 in fiscal 2001.

	Depreciation and amortization increased 9.7%, or $9,286,000, during the year ended March 29, 2001. This increase was primarily caused by an increase in depreciation of $10,514,000 related to the Company's new megaplexes.

     During fiscal 2001, the Company recognized a non-cash impairment loss of $68,776,000 ($40,576,000 net of income tax benefit, or $1.73 per share) on 76 theatres with 719 screens. The Company recognized an impairment loss of $35,263,000 on 5 Canadian theatres with 122 screens, $19,762,000 on 17 U.S. theatres with 202 screens, (primarily in Arizona, Texas, Florida, California and Maryland) including 2 theatres with 44 screens opened since 1995, $4,891,000 on one French theatre with 20 screens, $3,592,000 on 34 U.S. theatres with 222 screens (primarily in Texas, Florida and Michigan) that were closed during fiscal 2001, $3,476,000 on 19 U.S. theatres with 153 screens (primarily in Georgia, Florida and Missouri) that are expected to be closed in the near future, $1,042,000 on the discontinued development of a theatre in Taiwan and $750,000 related to real estate held for sale. Included in these losses, is an impairment of $3,855,000 on 41 theatres with 317 screens that were included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. The Company is evaluating its future plans for many of its theatres, which may include selling theatres, subleasing properties to other exhibitors or for other uses, or closing theatres and terminating the leases. The Company expects to close approximately 150 screens in fiscal 2002 and 2003. Prior to and including fiscal 2001, $8,608,000 of impairment charges have been taken on these expected closures and the economic life of these theatre assets have been revised to reflect management's best estimate of the economic life of the theatre assets for purposes of recording depreciation. Closure or other dispositions of certain theatres will result in expenses which are primarily comprised of expected payments to landlords to terminate leases and will be recorded as theatre and other closure expense.

     During the fourth quarter of fiscal 2000, the Company recognized a non-cash impairment loss of $5,897,000 ($3,479,000 net of income tax benefit, or $.15 per share) on 13 theatres with 111 screens in 6 states (primarily Florida, Michigan and Louisiana) including a loss of $690,000 associated with one theatre that was included in impairment losses recognized in previous periods.

	Gain on disposition of assets decreased from a gain of $944,000 in the prior year to a gain of $664,000 during the current year. Current year results include a gain on the sale of real estate held for investment offset by the loss on the sale of furniture, fixtures and equipment. Prior year results include a gain on the sale of real estate held for investment and gains related to the sales of the real estate assets associated with two theatres.

	Other Income. During fiscal 2001, the Company recognized non-cash income of $9,996,000 ($5,898,000 net of income tax benefit, or $.25 per share) related to the extinguishment of gift certificate liabilities.

	Interest Expense. Interest expense increased 22.8% during the year ended March 29, 2001 compared to the prior year, due to an increase in average outstanding borrowings and interest rates.

	Income Tax Provision.   The provision for income taxes decreased
to a benefit of $45,700,000 during the current year from a benefit of $31,900,000 in the prior year. The effective tax rate was 33.6% for the current year compared to 39.3% for the previous year. The decline in effective rate was primarily due to a $5,200,000 increase in valuation allowance for state and foreign net operating loss carryforwards. Management believes that it is more likely than not that these net operating loss carryforwards will not be realized due to uncertainties as to the timing and amounts of future taxable income.

	Net Loss. Net loss increased during the year ended March 29, 2001 to a loss of $105,886,000 from a loss of $55,187,000 in the prior year due primarily to the impairment loss and the cumulative effect of an accounting change recorded in the current year. Net loss per share was $4.51 compared to a loss of $2.35 in the prior year. Current year results include the cumulative effect of an accounting change of $15,760,000 (net of income tax benefit of $10,950,000) and an impairment loss of $68,776,000 ($40,576,000 net of income tax benefit) which reduced earnings per share by $.67 and $1.73, respectively, for the year ended March 29, 2001. Prior year results include the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000) and a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit of $4,800,000), which reduced earnings per share by $.25 and $.31, respectively, for the year ended March 30, 2000.

Years Ended March 30, 2000 and April 1, 1999

	Revenues. Total revenues increased 14.0% during the year ended March 30, 2000 compared to the year ended April 1, 1999.

	North American theatrical exhibition revenues increased 11.7% from the prior year. Admissions revenues increased 13.3% due to a 13.4% increase in average ticket price. The increase in average ticket prices was due primarily to a strategic initiative implemented by the Company to selectively increase ticket and concession prices. Attendance decreased due to the closure or sale of 42 theatres with 279 screens since April 1, 1999 and a 7.6% decrease in attendance at comparable theatres (theatres opened before fiscal 1999) offset by attendance increases from 15 new theatres with 342 screens added since April 1, 1999. The decline in attendance at comparable theatres was related to certain older multiplexes experiencing competition from new megaplexes operated by the Company and other competing theatre circuits, a trend the Company generally anticipates will continue, and a decline in the popularity of film product during the year ended March 30, 2000 as compared with the prior year. Concessions revenues increased 6.4% due to a 6.5% increase in average concessions per patron. The increase in average concessions per patron was attributable primarily to selective price increases.

     International theatrical exhibition revenues increased 51.1% from the prior year. Admissions revenues increased 52.7% due to an increase in attendance from the addition of 4 new theatres with a total of 78 screens since April 1, 1999. Attendance at comparable theatres decreased 11.4% due to a decline in the popularity of film product in Japan and competition from new theatrical exhibitors in Japan. Concession revenues increased 45.3% due primarily to the increase in total attendance. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

      Revenues from NCN and other increased 36.7% from the prior year due to increased sales of rolling stock advertising at NCN.

	Costs and expenses. Total costs and expenses increased 17.1% during the year ended March 30, 2000 compared to the year ended April 1, 1999.

	North American theatrical exhibition costs and expenses increased 14.8% from the prior year. Film exhibition costs increased 14.9% due to higher admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.9% in the current year as compared with 54.2% in the prior year. The increase in film exhibition costs as a percentage of admissions revenues was primarily due to Star Wars Episode I: The Phantom Menace, a film whose audience appeal led to higher than normal film rental terms. Concession costs increased 1.7% due to the increase in concessions revenues offset by a decrease in concession costs as a percentage of concessions revenues.
As a percentage of concessions revenues, concession costs were 14.8% in the current year compared with 15.5% in the prior year, due to the concession price increases. As a percentage of revenues, theatre operating expense was 25.7% in the current year as compared to 26.3% in the prior year. Rent expense increased 16.5% due to the higher number of screens in operation and the growing number of megaplexes in the Company's theatre circuit, which generally have higher rent per screen than multiplexes. During the year, the Company incurred $16,661,000 of theatre closure expenses primarily comprised of expected payments to landlords to terminate leases related to the closure of 35 multiplexes with 242 screens. The Company closed these theatres as a result of negative operating cash flows which were not expected to improve in the future.

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

	Costs and expenses from NCN and other increased 44.4% due primarily to an increase in costs associated with the increased sales of rolling stock advertising at NCN.

     General and administrative expenses decreased 9.4% from the prior year due to cost savings associated with the consolidation of the Company's divisional operations as discussed below. The Company also incurred $2,500,000 of non-recurring relocation costs related to this consolidation. As a percentage of total revenues, recurring general and administrative expenses declined from 5.1% in the prior year to 3.8% in the current year.

     On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,300,000, lease termination costs of $700,000 and the write-off of capitalized pre-development costs of $6,000,000. As a result of the restructuring, the Company realized general and administrative expense reductions of approximately $5,500,000 in fiscal 2000.

	Depreciation and amortization increased 7.6%, or $6,753,000, during the year ended March 30, 2000. This increase was caused by an increase in depreciation of $12,930,000 related to the Company's new megaplexes, which was partially offset by a $8,728,000 decrease in amortization due to a change in accounting for start-up activities.

     During the fourth quarter of the current year, the Company recognized a non-cash impairment loss of $5,897,000 ($3,479,000 net of income tax benefit, or $.15 per share) on 13 theatres with 111 screens in 6 states (primarily Florida, Michigan and Louisiana) including a loss of $690,000 associated with one theatre that was included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

     During the fourth quarter of fiscal 1999, the Company recognized a non-cash impairment loss of $4,935,000 ($2,912,000 net of income tax benefit, or $.13 per share) on 24 theatres with 186 screens in 11 states (primarily Georgia, Ohio, Texas and Colorado) including a loss of $937,000 associated with 7 theatres that were included in impairment losses recognized in previous periods.

	Gain on disposition of assets decreased from a gain of $2,369,000 in the prior year to a gain of $944,000 during the current year.
Current year results include a gain on the sale of real estate held for investment and gains related to the sales of the real estate assets associated with two theatres. Prior year results include gains related to the sales of real estate assets associated with three theatres.

	Interest Expense. Interest expense increased 62.3% during the year ended March 30, 2000 compared to the prior year, due to an increase in average outstanding borrowings and interest rates. The increase in average interest rates was primarily due to the issuance of $225,000,000 of 9 1/2% Senior Subordinated Notes due 2011 on January 27, 1999.

	Income Tax Provision.   The provision for income taxes decreased
to a benefit of $31,900,000 during the current year from a benefit of $10,500,000 in the prior year. The effective tax rate was 39.3% for the current year compared to 39.6% for the previous year.

	Net Loss. Net loss increased during the year ended March 30, 2000 to a loss of $55,187,000 from a loss of $16,016,000 in the prior year. Net loss per share was $2.35 compared to a loss of $.69 in the prior year. Current year results include the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000) and a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit of $4,800,000), which reduced earnings per share by $.25 and $.31, respectively, for the year ended March 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's revenues are collected in cash, principally through box office admissions and theatre concessions sales. The Company has an operating "float" which partially finances its operations and which generally permits the Company to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. The Company is only occasionally required to make advance or early payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, the Company typically generates higher revenues during such periods. Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $43,458,000, $89,027,000 and $67,167,000 in fiscal years 2001, 2000 and 1999, respectively. The decrease in operating cash flows from fiscal year 2000 to fiscal year 2001 is primarily due to increased competition, the decline in the performance of films and an increase in rent, interest and theatre closure payments. The Company had a net working capital deficit as of March 29, 2001 and March 30, 2000 of $148,519,000 and $29,602,000,
respectively. The increase in working capital deficit is attributed primarily to a decrease in temporary cash investments of $82,000,000, a $15,000,000 increase in deferred income and a $14,000,000 increase in theatre and other closure reserves which management classifies as current based on its intention to negotiate termination of the related lease obligations within one year. The increase in working capital deficit is not expected to negatively impact the Company's ability to fund operations or planned capital expenditures for the next 12 months. The Company borrows against its Credit Facility to meet obligations as they come due and had approximately $150,000,000 and $85,000,000 available on its Credit Facility to meet these obligations as of March 29, 2001 and March 30, 2000, respectively.

	The Company continues to expand its North American and International theatre circuits. During the current fiscal year, the Company opened 6 theatres with 109 screens and added 6 screens to an existing theatre. In addition, the Company closed 37 theatres with 250 screens resulting in a circuit total of 180 theatres with 2,768 screens as of March 29, 2001.

	The costs of constructing new theatres are funded by the Company through internally generated cash flow or borrowed funds. The
Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 2001, the Company leased 5 new theatres with 97 screens from developers and leased one theatre with 12 screens pursuant to a ground lease. The Company has granted an option to Entertainment Properties Trust ("EPT"), a real estate investment trust, to acquire the land at one megaplex theatre for the cost to the Company. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and leaseback to the Company the real estate assets associated with any megaplex theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. As of March 29, 2001, the Company had 4 open megaplexes that would be subject to EPT's right of first refusal and first offer to purchase should the Company seek to dispose of such megaplexes. Historically, the Company has owned and paid for the equipment necessary to fixture a theatre. However, the Company entered into master lease agreements in fiscal 2000 and 1999 in the amount of $21,200,000 and $25,000,000, respectively, for equipment necessary to fixture certain theatres.
The master lease agreements have an initial term of six years and include early termination and purchase options. The Company classifies these leases as operating leases.

	As of March 29, 2001, the Company had construction in progress of $58,858,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $733,000. The Company had four theatres in the U.S. with a total of 74 screens, two theatres in Canada with 38 screens and two theatres in Spain with 38 screens under construction on March 29, 2001. During the fifty-two weeks ended March 29, 2001, the Company had capital expenditures of $120,881,000. The Company expects that the net cash requirements for capital expenditures, giving effect to proceeds of $7,500,000 on an anticipated sale and leaseback transaction, will approximate $85,000,000 in fiscal 2002.

	The Company's Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25,000,000 on each of December 31, 2002, March 31, 2003, June 30,
2003 and September 30, 2003 and by $50,000,000 on December 31,
2003. The total commitment under the Credit Facility is $425,000,000, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of March 29, 2001, the Company had outstanding borrowings of $270,000,000 under the Credit Facility at an average interest rate of 7.7% per annum, and approximately $150,000,000 was available for borrowing under the Credit Facility. On April 19, 2001, the Company issued Preferred Stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale of approximately $225,000,000 were used to reduce outstanding indebtedness under the Credit Facility and increase available borrowing amounts under the Credit Facility.

     Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. Covenants under the Indentures relating to the Company's $225,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011") and $200,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2009 (the "Notes due 2009") are substantially the same and impose limitations on the incurrence of indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require the Company to make an offer to purchase the Notes upon the occurrence of a change in control, as defined in the Indentures. Upon a change of control, the Company will be required to make an offer to repurchase each holder's Notes due 2009 and Notes due 2011 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. As of March 29, 2001, the Company was in compliance with all financial covenants relating to the Credit Facility, the Notes due 2009 and the Notes due 2011. However, as of such date, under provisions of the Indentures related to the Notes due 2009 and the Notes due 2011, the Company is currently prohibited from incurring additional indebtedness other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indentures, and paying cash dividends or making distributions in respect of its capital stock.

	The Indentures relating to the Notes due 2009 and 2011 (collectively, the "Notes") contain certain provisions subordinating the obligations of the Company under the Notes to its obligations under the Credit Facility and other senior indebtedness. These include a provision that applies if there is a payment default under the Credit Facility or other senior indebtedness and one that applies if there is a non-payment default that permits acceleration of
indebtedness under the Credit Facility.    If there is a payment
default under the Credit Facility or other senior indebtedness, generally no payment may be made on the Notes until such payment default has been cured or waived or such senior indebtedness had been discharged or paid in full. If there is a non-payment default under the Credit Facility that would permit the lenders to accelerate the maturity date of the Credit Facility, no payment may be made on the Notes for a period (the "Payment Blockage Period") commencing upon the receipt by the Indenture trustees for the Notes of notice of such default and ending up to 179 days thereafter. Not more than one Payment Blockage Period may be commenced during any period of 365 consecutive days. Failure of the Company to make payment on either series of Notes when due or within any applicable grace period, whether or not occurring under a Payment Blockage Period, will be an event of default with respect to such Notes. As of March 29, 2001, the Company was in compliance with all financial covenants relating to the Credit Facility and the Notes.

	On April 19, 2001, the Company issued shares of Series A Preferred Stock and Series B Preferred Stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale of approximately $225,000,000 were used to reduce outstanding indebtedness under the Company's Credit Facility. As described in Note 5 to the Company's Notes to Consolidated Financial Statements included in Part I Item 8. of this Form 10-K, dividends on the Preferred Stock are payable in additional shares of Preferred Stock until April 2004. Thereafter, at the Company's option, dividends on Series B Preferred Stock may be paid in additional shares of Series B Preferred Stock until April 2006 and dividends on Series A Preferred Stock may be paid in additional shares of Series A Preferred Stock until April 2008. Reference is made to Note 5 for information describing circumstances in which holders of Preferred Stock may be entitled to special in-kind dividends and other circumstances under which holders of Preferred Stock may be required to receive payments-in-kind in lieu of cash and shares of Series B Preferred Stock instead of Series A Preferred Stock. Reference is also made to Note 5 for information relating to conversion rights, exchange obligations, the Company's redemption option, the holders' redemption option, voting rights, election of directors and liquidation preferences of the Preferred Stock.

	The Company believes that cash generated from operations, existing cash and equivalents, expected reimbursements from developers and the available commitment amount under its Credit Facility will be sufficient to fund operations, including amounts due under credit agreements, and planned capital expenditures for the next 12 months and enable the Company to maintain compliance with covenants related to the Credit Facility and the Notes. However, the performance of films licensed by the Company and unforeseen changes in operating requirements could affect the Company's ability to continue its business strategy as well as comply with certain financial covenants.

Certain Factors That May Affect Future Results and Financial Condition

     The Company's ability to operate successfully depends upon a number of factors, the most important of which are the availability and appeal of motion pictures, the Company's ability to license motion pictures and the performance of such motion pictures in its markets. The Company predominantly licenses first-run motion pictures. Poor relationships with distributors, poor performance of motion pictures or disruption in the production of motion pictures by the major studios and/or independent producers may have an adverse effect upon the business of the Company. Because film distributors usually release films that they anticipate will be the most successful during the summer and holiday seasons, poor performance of these films or disruption in the release of films during such periods could adversely impact the Company's results of operations for those particular periods or for any fiscal year.

     The Screen Actors Guild ("SAG") has a contract with the Alliance of Motion Picture and Television Producers ("AMPTP"). The SAG contract with AMPTP will expire on June 30, 2001. The SAG is currently negotiating a new contract with AMPTP; however, failure to successfully negotiate and execute a new contract could result in work stoppage within the film industry that could adversely impact the quality and quantity of films licensed by the Company.

	As discussed in Part I Item 1. "Theatrical Exhibition Industry and Competition", the annual growth rate for indoor screens has exceeded the annual growth rate for attendance from 1995-2000. Management believes that the industry is rationalizing the excess capacity of screens as many theatrical exhibitors appear to be curtailing expansion plans and are expected to accelerate the closure of underperforming screens. If excess capacity in the industry does not subside, the Company is at risk for increased erosion of its theatre base and continued declines in comparable theatre attendance.

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

	Contingencies that may affect future results and financial condition are summarized in Note 10 of the Company's Notes to Consolidated Financial Statements included in Part I Item 8. of this Form 10-K and incorporated herein by reference.

Deferred Tax Assets

	Readers are cautioned that forward looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "forward looking statements". The following special factors could particularly affect the Company's ability to achieve the required level of future taxable income to enable it to realize its deferred tax assets: (i) competition; (ii) the ability to open or close screens as currently planned; (iii) the performance of films licensed by the Company; and (iv) future theatre attendance levels.

	The Company has recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of approximately $150,000,000 as of March 29, 2001, and estimates that it must generate at least $385,000,000 of future taxable income to realize those deferred tax assets. To achieve this level of future taxable income, the Company intends to pursue its current business strategy that includes expansion of its theatre circuit and closing less profitable theatres, reduction of Credit Facility borrowings and related interest expense with the net proceeds from the sale of Preferred Stock and company-wide cost control initiatives. The theatrical exhibition industry is cyclical and the Company believes that it is capable of generating future taxable income once the current industry replacement cycle is completed.

	Management believes it is more likely than not that the Company will realize future taxable income sufficient to utilize its deferred tax assets except as follows. As of March 29, 2001, management believed it was more likely than not that certain deferred tax assets related to state tax net operating loss carryforwards, a net operating loss carryforward of its French subsidiary in the amount of $3,500,000 (expiring in 2003 through 2006) and other deferred tax assets of its French subsidiary totaling $1,600,000 will not be realized due to uncertainties as to the timing and amounts of related future taxable income, accordingly, a valuation allowance of $5,561,000 was established.

	While management believes it is more likely than not that the Company will realize future taxable income sufficient to realize its net current and non-current deferred tax asset of $150,000,000, it is possible that these deferred taxes may not be realized in the future.

	The table below reconciles loss before income taxes and cumulative effect of an accounting change for financial statement purposes with taxable loss for income tax purposes:

                             (estimated)
	 	                52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
		                   March 29, 	         March 30, 	   April 1,
(Dollars in thousands)	          2001	           2000	           1999
--------------------------------------------------------------------------------
Loss before income taxes and
   Cumulative effect of an
    accounting change		$(135,826)	        $(81,247)  	  $(26,516)
Cumulative effect of an
 accounting change		   26,710	          (9,935)	               -
Reserve for future dispositions  13,810	          15,364	            (421)
Depreciation and amortization   (16,600)	          (3,740)          (17,790)
Gain on disposition of assets	   (1,358)	         (16,000)	          (1,247)
Impairment of long-lived assets  50,961	          (5,896)	           3,542
Foreign corporation activity       (640)	           5,779	           4,274
Other	                          (24,180)	          32,517	           4,807
		                    ------- 	------------------	-------------
Taxable loss before special
  deductions and net operating
   loss carrybacks	      $ (87,123)    	  $(63,158)  	$  (33,351)
	 	                   ========	  ===============     	==============

	The Company's foreign subsidiaries have net operating loss carryforwards in Portugal, Spain and the United Kingdom aggregating $8,000,000, $417,000 of which may be carried forward indefinitely and the balance of which expires from 2003 through 2008. The Company's Federal income tax loss carryforward of $147,000,000 expires in 2020 and 2021 and will be limited to approximately $8,500,000 annually due to the sale of Preferred Stock to the Apollo Purchasers. The Company's state income tax loss carryforwards of $52,000,000, net of valuation allowance, may be used over various periods ranging from 5 to 20 years.

	The Company anticipates that net temporary differences should reverse and become available as tax deductions as follows:

			2002	      $  55,000,000
			2003	         33,000,000
			2004	         20,000,000
			2005	         38,000,000
			2006	          8,000,000
			Thereafter    231,000,000
					  ------------
			Total	       $385,000,000
					  ============

Euro Conversion

	In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The introduction of the Euro is scheduled to be phased in over a period ending January 1, 2002, when Euro notes and coins will come into circulation. The existing currencies are due to be completely removed from circulation on February 28, 2002.

     The Company currently operates one theatre in Portugal, two theatres in Spain and one in France. These countries are member countries that adopted the Euro as of January 1, 1999. The Company is implementing necessary changes to accounting, operational, and payment systems to accommodate the introduction of the Euro. The Company does not anticipate that the conversion will have a material impact on its consolidated financial position, results of operations or cash flows.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. The Company adopted SAB 101, as required, retroactive to the beginning of fiscal year 2001. The impact of adopting SAB 101 on the Company's consolidated financial position and results of operations is summarized in Note 1 of the Company's Notes to Consolidated Financial Statements included in Part I Item 8. of this Form 10-K and incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

	The Company is exposed to various market risks including interest rate risk and foreign currency exchange rate risk. The Company does not hold any significant derivative financial instruments.

	Market risk on variable-rate financial instruments. The Company maintains a $425,000,000 credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's outstanding borrowings under the Credit Facility as of March 29, 2001 at an average interest rate of 7.7% per annum, a 100 basis point increase in market interest rates would increase annual interest expense and decrease earnings before income taxes by approximately $2,700,000.

	Market risk on fixed-rate financial instruments. Included in long-term debt are $200,000,000 of 9 1/2% Senior Subordinated Notes due 2009 and $225,000,000 of 9 1/2% Senior Subordinated Notes due 2011. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2009 and the Notes due 2011 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2009 and the Notes due 2011.

	Foreign currency exchange rates. The Company currently operates theatres in Canada, Portugal, Spain, France, Japan, Sweden, and China (Hong Kong) and is currently developing theatres in the United
Kingdom. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its international theatres but instead intends to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $2,300,000 and $14,300,000, respectively.

Item 8.  Financial Statements and Supplementary Data.

RESPONSIBILITY FOR PREPARATION
OF FINANCIAL STATEMENTS
AMC Entertainment Inc.

TO THE STOCKHOLDERS OF AMC ENTERTAINMENT INC.

The accompanying consolidated financial statements and related notes of AMC Entertainment Inc. and subsidiaries were prepared by management in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances. In preparing the financial statements, management has made judgments and estimates based on currently available information. Management is responsible for the information; representations contained elsewhere in this Annual Report are consistent with the financial statements.

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




/s/ Craig R. Ramsey
Senior Vice President, Finance
Chief Financial Officer and
Chief Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMC ENTERTAINMENT INC. KANSAS CITY, MISSOURI


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and subsidiaries (the "Company") at March 29, 2001 and March 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 29, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in
Financial Statements, retroactive to the beginning of fiscal year 2001 and adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-up
Activities, during fiscal year 2000.



/s/  PricewaterhouseCoopers LLP
Kansas City, Missouri
May 21, 2001


AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
	                                 52 Weeks Ended 	52 Weeks Ended	52 Weeks Ended
	                                  March 29, 	         March 30,	   April 1,
(In thousands, except per share data)  	2001	                 2000	            1999
----------------------------------------------------------------------------------------
Revenues
  Admissions 	                         $  811,068	       $  763,083	       $  662,161
  Concessions	                            334,224	          329,855	          307,347
  Other theatre	                             26,052	           30,013	           21,766
  Other		                             43,457	           43,991	           32,182
	                                      ----------------------------------------------
 	Total revenues	                    1,214,801	        1,166,942	        1,023,456
Expenses
  Film exhibition costs	                      432,351	          417,736	          358,437
  Concession costs	                       46,455	           50,726	           48,687
  Theatre operating expense	                300,773	          290,072	          260,145
  Rent	                                  229,314	          198,762	          165,370
  Other	                                   42,610	           44,619	           30,899
  General and administrative 	                 32,499	           47,407	           52,321
  Preopening expense	                        3,808	            6,795	            2,265
  Theatre and other closure expense	           24,169	           16,661	            2,801
  Restructuring charge	                            -	           12,000	                -
  Depreciation and amortization		    105,260	           95,974	           89,221
  Impairment of long-lived assets	 	     68,776	            5,897	            4,935
  Gain on disposition of assets	  	       (664)	       (944)	     (2,369)
 	                                       ----------------------------------------------
	Total costs and expenses 	        1,285,351	        1,185,705	        1,012,712
 		                                 ----------------------------------------------
	Operating income (loss)	                (70,550)	    (18,763)	     10,744
Other expense (income)
   Other income	                             (9,996)	          -	                -
   Interest expense
 	Corporate borrowings	                 64,347	           54,088	           30,195
	Capital and financing lease obligations  12,653	            8,615	            8,433
   Investment income	                       (1,728)	       (219)	     (1,368)
	 	                                 ---------------------------------------------

Loss before income taxes and
   cumulative effect of accounting changes   (135,826)	    (81,247)	    (26,516)
Income tax provision	   	                (45,700)	    (31,900)	    (10,500)
                                             ---------------------------------------------

Loss before cumulative effect of
   accounting changes		                (90,126)	    (49,347)	    (16,016)
Cumulative effect of accounting changes
   (net of income tax benefit of $10,950
     and $4,095
     in 2001 and 2000, respectively)	    (15,760)	     (5,840)	          -
 	 	                                 ---------------------------------------------

Net loss	                                $(105,886)	  $ (55,187)	  $ (16,016)
	                                       =============================================
Loss per share before cumulative effect
    of an accounting change:
  Basic	                                $   (3.84)	  $   (2.10)	  $   (0.69)
 	                                       =============================================
  Diluted	                                $   (3.84)	  $   (2.10)	  $   (0.69)
	                                       =============================================
Loss per share
  Basic                               	  $   (4.51)	  $   (2.35)	  $   (0.69)
	                                       =============================================
  Diluted	                                $   (4.51)	  $   (2.35)	  $   (0.69)
 	                                       =============================================

Pro forma amounts assuming SAB No. 101
 accounting change had been in effect
  in fiscal  2000 and 1999:
Loss before cumulative effect
  of accounting changes		                                $ (51,715)	  $ (17,726)
			                                               =======	    =======
  Basic		                                                (2.20)	       (.76)
			                                                ======	     ======
  Diluted			                                          (2.20)	       (.76)
			                                                ======	     ======
Net Loss		                                            $ (70,297)	  $ (28,839)
			                                               =======	    =======
  Basic 			                                          (3.00)	     (1.23)
			                                               =======	    =======
  Diluted			                                          (3.00)	     (1.23)
			                                               =======	    =======
See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED BALANCE SHEETS

	                                         March 29,	March 30,
(In thousands, except share data) 	 	       2001	        2000
----------------------------------------------------------------------
Assets
Current assets:
 Cash and equivalents		                  $  34,075 	$  119,305
 Receivables, net of allowance for doubtful
     accounts of $1,137 as of March 29, 2001
     and $3,576 as of March 30, 2000		   13,498	    18,468
Reimbursable construction advances		            733	    10,955
Other current assets		                     45,075	    45,275
	                                            --------------------
 	Total current assets		               93,381	   194,003

Property, net		                          757,518	   822,295
Intangible assets, net		                      7,639	    15,289
Deferred income taxes		                    135,491	    81,955
Other long-term assets		                     53,235	    75,263
	                                            --------------------
 	Total assets		                 $1,047,264	$1,188,805

 	                                            ====================
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
 Accounts payable		                        $  92,276 	$   99,466
 Construction payables		                      8,713	     6,897
 Accrued expenses and other liabilities		  138,193	   114,037
Current maturities of corporate borrowings
    and capital and
    financing lease obligations	                2,718	     3,205
	                                            --------------------
 	Total current liabilities		        241,900	   223,605

Corporate borrowings		                    694,172	   754,105
Capital and financing lease obligations		   53,966	    65,301
Other long-term liabilities	                    116,271	    87,125
 	                                            --------------------
	Total liabilities		                  1,106,309	 1,130,136
Commitments and contingencies
Stockholders' equity (deficit):
  Common Stock, 66 2/3 cents par value;
    19,447,598 shares
    issued and outstanding
    as of March 29, 2001 and March 30, 2000	   12,965	    12,965
  Convertible Class B Stock, 66 2/3 cents
    par value; 4,041,993 shares
    issued and outstanding as of March 29, 2001
    and March 30, 2000		                      2,695	     2,695
  Additional paid-in capital		              106,713	   106,713
  Accumulated other comprehensive loss		  (15,121)	    (3,812)
  Accumulated deficit	                         (156,047)	   (50,161)
	                                            --------------------
		                                      (48,795)	    68,400
  Less:
   Employee notes for Common Stock purchases  	    9,881	     9,362
   Common Stock in treasury, at cost, 20,500
     shares as of
     March 29, 2001 and March 30, 2000		      369	       369
	                                            --------------------

 	Total stockholders' equity (deficit)	  (59,045) 	    58,669
	                                            --------------------

 	Total liabilities and stockholders'
        equity (deficit)	                 $1,047,264   $1,188,805

	                                          ======================

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	                                       52 Weeks  	52 Weeks	52 Weeks
	                                         Ended	       Ended	 Ended
		                                 March 29, 	March 30, 	April 1,
(In thousands)	                             2001	        2000	  1999
---------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
    Net loss		                     $(105,886)	$(55,187)	$(16,016)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
    Restructuring charge		                 -	   5,629	       -
    Depreciation and amortization		     105,260	  95,974	  89,221
    Impairment of long-lived assets		      68,776	   5,897	   4,935
    Deferred income taxes		           (41,909)	 (28,090) 	   2,562
    Gain on disposition of long-term assets 	  (664)	    (944)	  (2,369)
    Cumulative effect of accounting changes     15,760	   5,840	       -
    Change in assets and liabilities:
      Receivables		                         6,047	  (1,999)	  (5,307)
      Other current assets		            (1,295)	   4,839	 (19,694)
      Accounts payable		                 (14,591)	  15,798	  (1,736)
      Accrued expenses and other liabilities     5,954	  26,993	  15,118
      Liabilities for theatre closure		 5,275	   8,804	       -
    Other, net		                           731	   5,473	     453
	                                      --------------------------------------
  Net cash provided by operating activities     43,458	  89,027	  67,167
	                                      --------------------------------------
Cash flows from investing activities:
  Capital expenditures		                (120,881)	(274,932)	(260,813)
  Proceeds from sale/leasebacks		           6	  69,647	       -
 	 Investments in real estate		           -	       -	  (8,935)
Change in reimbursable construction advances     7,684	  13,984	  36,171
  Preopening expenditures		                 -	       -	  (8,049)
  Proceeds from disposition of long-term assets	29,594	   6,862	  10,255
  Other, net		                          (421)	 (13,953)	  (7,946)
	                                       --------------------------------------
  	Net cash used in investing activities    (84,018)	(198,392)	(239,317)
	                                       --------------------------------------
Cash flows from financing activities:
  	Net borrowings (repayments) under Credit
   Facility		                             (60,000)	 207,000	 (27,000)
   Principal payments under corporate borrowings     -	 (14,000)	       -
  Proceeds from issuance of 9 1/2% Senior
   Subordinated Notes due 2011		           -	       -	 225,000
  Proceeds from financing lease obligations	11,220	  28,666	       -
 	 Principal payments under capital and
   financing lease obligations
   and other		                        (2,755)	  (3,146)	  (6,047)
  Change in cash overdrafts		             6,520	  14,287	  (1,516)
  Change in construction payables		       1,816	 (17,457)	    (234)
  Funding of employee notes for Common
   Stock purchases, net		                       -	       -	  (8,579)
  Deferred financing costs and other	           -	    (248)	  (6,556)
	                                      --------------------------------------
  	Net cash (used in) provided by financing
   activities		                       (43,199) 	 215,102	 175,068
   	                                      --------------------------------------
  	Effect of exchange rate changes on
   cash and equivalents		                  (1,471)	     329 	     440
	                                      --------------------------------------
Net increase (decrease) in cash and equivalents(85,230)	 106,066	   3,358
Cash and equivalents at beginning of year	     119,305	  13,239	   9,881
	                                      --------------------------------------
Cash and equivalents at end of year		   $  34,075	$119,305	$  13,239
		                                ======================================

         	                                  52 Weeks     	52 Weeks     52 Weeks
	                                         Ended	       Ended	  Ended
	                                        March 29,	March 30,	April 1,
(In thousands)	                              2001	        2000	  1999
-----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid (refunded) during the period for:
    Interest (net of amounts capitalized of
    $4,186, $7,899 and $7,040)	             $85,261	$  62,642	  $  40,928
    Income taxes, net	                          (6,583)	   (9,531)	      3,267
 Schedule of non-cash investing and financing
 activities:
    Mortgage note incurred directly for
     Investments in real estate	             $    -     $       -  	  $  14,000
    Receivable from sale/leaseback included
     in reimbursable construction advances    	      -         2,622	          -
See Notes to Consolidated Financial Statements.


AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         												                              Employee
							    		                           Accumulated	Retained	Notes for
               $1.75 Cumulative                  Convertible   Additional    Other       Earnings    Common	Common Stock	Total
 Preferred Stock  Common Stock    Class B Stock   Paid-in  Comprehensive (Accumulated  Stock	    in Treasury   Stockholders'
 Shares Amount   Shares Amount   Shares Amount	 Capital	   Loss	Deficit)    Purchases	Shares Amount Equity(Deficit)
(In thousands,
except share and per
share data)
------------------------------------------------------------------------------------------------------------------------

Balance,
April 3, 1998 	1,800,331	$1,200  15,376,821  $10,251	5,015,657  $  3,344 $107,676	$(3,689) $21,042	$  -	20,500 $  (369) $139,455

Comprehensive Loss:
     Net loss            -	     -	     -	  -	        -	      -	   -	      -  (16,016)	   -	     -	-    (16,016)
     Foreign currency
     translation
     adjustment	       -	     -	     -	  -	        -	      -	   -	    999	   -	   -	     -	-        999
												  	                                                    --------
Comprehensive Loss													                                   (15,017)
													                                                    --------
$1.75 Preferred
  Stock conversions(1,800,331)	(1,200)  3,097,113    2,065	        -	      -	(963)	      -	   -	   -	     --        (98)
Class B Stock conversions	  -	     -     973,664	649	 (973,664)	   (649)	   -	      -	   -	   -	     --	     -
Issuance of employee
   notes for
   Common Stock purchases	  -	     -	     -	  -	        -	      -	   -	      -	   -	(8,875)    --	(8,875)
------------------------------------------------------------------------------------------------------------

Balance, April 1, 1999  -	     -  19,447,598   12,965	4,041,993	  2,695  106,713	 (2,690)	5,026	(8,875) 20,500 (369)   115,465

Comprehensive Loss:
   Net loss	            -	     -	     -	  -	        - 	      -	   -	      -   (55,187)     -	-	-    (55,187)
   Foreign currency
    translation adjustment-	     -	     -	  -	        -	      -	   -	 (1,059)	    -	     -	-	-	(1,059)
   Unrealized loss on
     marketable securities
     (net of income tax
      benefit of $44)	 -	     -	     -	  -	        -	      -	   -	    (63)	    -	     -	-	-        (63)
													                                                        -----
Comprehensive Loss												                                          (56,309)
													                                                      -----
Accrued interest on employee
 notes
 Common Stock purchases     -	     -	     -	  -	        -	      -	   -	      -	    -	  (487)	-	-	  (487)
------------------------------------------------------------------------------------------------------------------

Balance, March 30, 2000    -	     -  19,447,598   12,965	4,041,993	  2,695  106,713	 (3,812)  (50,161)(9,362) 20,500 (369)	58,669

Comprehensive Loss:
   Net loss	              -	     -	     -	  -	        -	      -	   -	      -  (105,886)     -	-	-   (105,886)
   Foreign currency
   translation adjustment -	     -	     -	  -	        -	      -	   -	(10,899)	    -	     -	-	-    (10,899)
   Unrealized loss on
    marketable securities
     (net of income tax
     benefit of $145)     -	     -	     -	  -	        -	      -	   -	   (209)	    -	     -	-	-       (209)
   Additional minimum
    pension liability	  -	     -	     -	  -	        -	      -	   -	   (201)	    -	     -	-	-       (201)
													                                                      -------
  Comprehensive Loss								                                        (117,195)
													                                                     -------
  Accrued interest on
  employee notes
    for Common Stock
          purchases  -	     -	     -	  -	        -	      -	   -	      -	    -	  (519)	-	-	  (519)
-------------------------------------------------------------------------------------------------------------------
Balance,
March 29, 2001	  -	$    -  19,447,598  $12,965	4,041,993  $2,695 $106,713  $(15,121) $(156,047) $(9,881) 20,500 $(369)	$(59,045)

=======================================================================================================================

See Notes to Consolidated Financial Statements

AMC Entertainment Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 29, 2001, March 30, 2000 and
April 1, 1999

NOTE 1 - THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC"), AMC Theatres of Canada (a division of AMC Entertainment International, Inc.), AMC Entertainment International, Inc., National Cinema Network, Inc. ("NCN") and AMC Realty, Inc. (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in Portugal, Spain, France, Japan, Sweden, and China (Hong Kong). The Company's North American theatrical exhibition business is conducted through AMC and AMC Theatres of Canada. The Company's International theatrical exhibition business is conducted through AMC Entertainment International, Inc. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc., and in miscellaneous ventures through AMC Realty, Inc.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
 Actual results could differ from those estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of AMCE and all subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year: The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. The 2001, 2000 and 1999 fiscal years reflect a 52 week period. Fiscal year 2002 will reflect a 52 week period.

Revenues and Film Exhibition Costs: Revenues are recognized when admissions and concessions sales are received at the theatres. Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses.

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

Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of March 29, 2001 and March 30, 2000 was $35,157,000 and $28,637,000, respectively.

Reimbursable Construction Advances: Reimbursable construction advances consist of amounts due from developers to fund a portion of the construction costs of new theatres that are to be operated by the Company pursuant to lease agreements. The amounts are repaid by the developers either during construction or shortly after completion of the theatre.

Property: Property is recorded at cost. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods, with respect to certain assets, for income tax purposes. The estimated useful lives are as follows:

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

Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. The Company is considered the owner (for accounting purposes) of these types of projects during the construction period. As a result, the Company has recorded $29,439,000 and $31,055,000 as financing lease obligations on its Balance Sheet related to these types of projects as of March 29, 2001 and March 30, 2000, respectively.

Intangible Assets: Intangible assets are recorded at cost and are comprised of lease rights, amounts assigned to theatre leases assumed under favorable terms, and location premiums on acquired theatres, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the theatres. Accumulated amortization on intangible assets was $35,687,000 and $33,586,000 as of March 29, 2001 and March 30, 2000, respectively. The original useful lives of these assets ranged from 4 to 36 years and the remaining useful lives ranged from 1 to 10 years.

Other Long-term Assets: Other long-term assets are comprised principally of costs incurred in connection with the issuance of debt securities which are being amortized over the respective lives of the issuances and investments in real estate.

Preopening Expense:	Preopening expense consists primarily of
advertising and other start-up costs incurred prior to the operation of new theatres which are expensed as incurred. In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company previously capitalized such costs and amortized them over a two-year period. The Company adopted this statement in fiscal 2000, which resulted in a cumulative effect adjustment to the Company's results of operations and financial position of $5,840,000 (net of income tax benefit of $4,095,000).

Theatre and Other Closure Expense: Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company's closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, other space becomes vacant and development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. During fiscal 2001, the Company recognized $24,169,000 of theatre and other closure expense primarily on 31 theatres with 203 screens, vacant restaurant space related to a terminated joint venture and the discontinued development of a theatre in North America. Accrued theatre and other closure expense is classified as current based upon management's intention to negotiate termination of the related lease obligations within one year.

Impairment of Long-lived Assets: Management reviews long-lived assets, including intangibles, for impairment as part of the Company's annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in film markets for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. Management evaluates its theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. Because Christmas and New Years holiday results comprise a significant portion of the Company's operating cash flow, the actual results from this period which are available during the fourth quarter of each fiscal year are an integral part of the Company's impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when management does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows plus the terminal value. There is considerable management judgement necessary to determine the future cash flows, terminal value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates.

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

During fiscal 2001, the Company recognized a non-cash impairment loss of $68,776,000 ($40,576,000 net of income tax benefit) on 76 theatres with 719 screens. The Company recognized an impairment loss of $35,263,000 on 5 Canadian theatres with 122 screens, $19,762,000 on 17 U.S. theatres with 202 screens including 2 theatres with 44 screens opened since 1995, $4,891,000 on one French theatre with 20 screens, $3,592,000 on 34 U.S. theatres with 222 screens that were closed during fiscal 2001, $3,476,000 on 19 U.S. theatres with 153 screens that are expected to be closed in the near future, $1,042,000 on the discontinued development of a theatre in Taiwan and $750,000 related to real estate held for sale. These impairment losses reduced property, intangible assets and other long-term assets by $63,547,000, $4,397,000 and $832,000, respectively, during fiscal 2001.

In fiscal 2000, the Company recognized a non-cash impairment loss of $5,897,000 ($3,479,000 net of income tax benefit, or $.15 per share) on 13 theatres with 111 screens, while in fiscal 1999, the Company recognized an impairment loss of $4,935,000 ($2,912,000 net of income tax benefit, or $.13 per share) on 24 theatres with 186 screens.

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

Loss per Share: Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share includes the effects of outstanding stock options, if dilutive.

Stock-based Compensation: The Company accounts for stock-based awards to employees and directors using the intrinsic value-based method.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 draws upon the existing accounting rules and explains those rules, by analogy, to other transactions that the existing rules do not specifically address. The Company adopted SAB 101, as required, retroactive to the beginning of fiscal year 2001.

The Company sells gift certificates and discounted theatre tickets in exchange for cash. Gift certificates do not expire and can be redeemed at their face value for theatre tickets and concession items.
 Any excess between the face value of the gift certificate and the selling price of the purchased item is paid to the customer in cash at the time of redemption. Discounted tickets generally expire 18 months after the date of issuance and can be redeemed for theatre tickets and concession items only.

The Company has historically deferred the revenue associated with sales of gift certificates and discounted theatre tickets at an anticipated redemption value after deducting estimated amounts for non-presentments. Estimated amounts for non-presentments have been recorded as revenue when the gift certificates and discounted theatre tickets are sold. When gift certificates and discounted tickets were redeemed, the Company recognized the related admission and concession revenue and reduced the related deferred liability.

In connection with the adoption of SAB No. 101, the Company changed its revenue recognition policy related to the sales of gift certificates and discounted theatre tickets. The Company defers 100% of the revenue associated with the sales of these items (no revenue or income recognition for non-presentment) until such time as the items are redeemed or the gift certificate liabilities are extinguished and the discounted theatre tickets expire. The Company adopted SAB No. 101 in the fourth fiscal quarter of 2001 retroactive to the beginning of the fiscal year. As a result, the Company reported a cumulative effect adjustment to increase its net loss for the year ended March 29, 2001 by $15,760,000 (net of income tax benefit of $10,950,000).
This amount reflects the aggregate liability for non-presentments since 1987 for gift certificates of $9,730,000 (net of income tax benefit of $6,860,000) and for discounted theatre tickets that have not expired of $6,030,000 (net of income tax benefit of $4,090,000). Previously reported net loss per share for the fourth quarter of fiscal 2000 increased by $.05 on a pro forma basis. Statements of Operations by Quarter for the current fiscal year have been revised to reflect the adoption of SAB 101. The Company recognized $6,620,000 of revenue for expiration of discounted theatre tickets and $9,996,000 of other income for the extinguishment of gift certificate liabilities during fiscal year 2001 that was included in the cumulative effect adjustment.

Presentation: Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.


NOTE 2 - PROPERTY


A summary of property is as follows:

 (In thousands)		 2001	         2000
---------------------------------------------------------

Property owned:
 Land		            $    46,257	   $  49,164
 Buildings and improvements 225,845	     207,119
 Leasehold improvements     403,118	     384,142
 Furniture, fixtures
    and equipment		    525,474	     545,423
	                     ----------------------
		              1,200,694	   1,185,848
 Less-accumulated
  depreciation and
  amortization   	          450,276	     376,277
	                     ----------------------
		                750,418	     809,571
Property leased under
  capital leases:
 Buildings and improvements  33,635	      44,555
 Less-accumulated
   amortization		     26,535	      31,831
	                     ----------------------
		                  7,100	      12,724
  	                     ----------------------

                           $757,518    $ 822,295
	                     ======================

Included in property is $58,858,000 and $78,681,000 of construction in progress as of March 29, 2001 and March 30, 2000, respectively.



NOTE 3 - SUPPLEMENTAL BALANCE SHEET INFORMATION


Other assets and liabilities consist of the following:

(In thousands)		     2001	      2000
--------------------------------------------------------
Other current assets:
 Prepaid rent	     $   17,978	     $  16,498
 Deferred income taxes     14,694	        15,226
 Income taxes receivable    3,636	         6,428
 Other		          8,767	         7,123
 	                   -------------------------
		           $   45,075	     $  45,275
	                   =========================
Other long-term assets:
 Investments in real
    estate		     $   12,134	    $   34,671
 Deferred financing
   costs		         11,123	        12,443
 Other		         29,978	        28,149
	                   -------------------------
		           $   53,235	    $   75,263
	                   =========================

The decline in investments in real estate is due to the sale of a real estate property for $22,906,000 during fiscal 2001. The gain on disposition of this real estate property was $573,000.

Accrued expenses and other liabilities:
 Taxes other than income $   20,152	   $    22,938
 Interest		            6,038	        11,777
 Payroll and vacation		5,415	         6,082
 Casualty claims and premiums	4,862	         6,028
 Deferred income		     56,127  	  41,104
 Accrued bonus		      7,781	         2,799
 Theatre and other closure   31,174	        16,989
 Other		            6,644	         6,320
	                         -------------------
		              $ 138,193	    $  114,037

                               ===================
Other long-term liabilities:
 Deferred rent	        $  44,060	    $   35,001
 Casualty claims
    and premiums	           16,493	        15,534
 Pension and post
   retirement obligations    15,451	        14,431
 Deferred income 	           12,542	             -
 Deferred gain	           12,314	        14,028
 Advance sale
  leaseback proceeds	      8,591	             -
 Food court reserve	        918	         1,030
 Other	                  5,902	         7,101
	                         -------------------
 	                     $116,271	     $  87,125
	                         ===================

NOTE 4 - CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE
OBLIGATIONS


A summary of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)		                          2001	2000
-------------------------------------------------------------------
$425 million Credit Facility due 2004		$270,000	$330,000
9 1/2% Senior Subordinated Notes due 2011		 225,000	 225,000
9 1/2% Senior Subordinated Notes due 2009		 199,172	 199,105
Capital and financing lease obligations,
   interest ranging from 7 1/4% to 20%		  56,684	  68,506
	                                           -------------------
		                                     750,856	 822,611
Less-current maturities		                     2,718	   3,205
	                                           -------------------
	 	                                    $748,138	$819,406
	                                           ===================

The Company maintains a $425,000,000 credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25,000,000 on each of December 31, 2002, March 31, 2003, June 30,
2003 and September 30, 2003 and by $50,000,000 on December 31, 2003.
The total commitment under the Credit Facility is $425,000,000; however, the Credit Facility contains covenants that limit the Company's ability to incur debt. As of March 29, 2001, the Company had outstanding borrowings of $270,000,000 under the Credit Facility at an average interest rate of 7.7% per annum, and approximately $150,000,000 was available for borrowing under the Credit Facility.

Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends,
business activities and pledges.   In addition, the Credit Facility
contains certain financial covenants. As of March 29, 2001, the Company was in compliance with all financial covenants relating to the Credit Facility.

Costs related to the establishment of the Credit Facility were capitalized and are charged to interest expense over the life of the Credit Facility. Unamortized issuance costs of $1,788,000 as of March 29, 2001 are included in other long-term assets.

On March 19, 1997, the Company sold $200,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2009 (the "Notes due 2009"). The Notes due 2009 bear interest at the rate of 9 1/2% per annum, payable in March and September. The Notes due 2009 are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 15, 2006, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), each holder of the Notes due 2009 will have the right to require the Company to repurchase such holder's Notes due 2009 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2009 are subordinated to all existing and future senior indebtedness, as defined in the Indenture, of the Company. The Notes due 2009 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2011.

The Indenture to the Notes due 2009 contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2009 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of March 29, 2001, the Company was in compliance with all financial covenants relating to the Notes due 2009; however, as of such date, the Company is prohibited from incurring additional indebtedness other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indenture, and paying cash dividends or making distributions in respect of its capital stock.

The discount on the Notes due 2009 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2009 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,425,000 as of March 29, 2001 are included in other long-term assets. As of March 29, 2001 and March 30, 2000, $200 million aggregate principal amount of the Notes due 2009 was issued and outstanding.

On January 27, 1999, the Company sold $225,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011"). The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2011 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2009.


The Indenture to the Notes due 2011 contains certain covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2011 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of March 29, 2001, the Company was in compliance with all financial covenants relating to the Notes due 2011; however, as of such date, the Company is prohibited from incurring additional indebtedness other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indenture, and paying cash dividends or making distributions in respect of its capital stock.

Costs related to the issuance of the Notes due 2011 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,910,000 as of March 29, 2001 are included in other long-term assets. As of March 29, 2001 and March 30, 2000, $225,000,000
aggregate principal amount of the Notes due 2011 was issued and outstanding.

Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. EITF Issue No. 97-10 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. As a result, the Company has recorded $29,439,000 and $31,055,000 as financing lease obligations on its Consolidated Balance Sheets related to these types of projects as of March 29, 2001 and March 30, 2000, respectively.

Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of March 29, 2001, are as follows:

	   Capital and Financing Lease Obligations
              ----------------------------------------------
	            Minimum	            Net
	            Lease	      Less 	      Present     Corporate
(In thousands)	Payments	Interest	Value		Borrowings	Total
--------------------------------------------------------------------------
2002	          $  10,045	$  7,327	$  2,718   $      -	$    2,718
2003	              9,787	   6,886	   2,901	      -    	     2,901
2004	              9,723	   6,407	   3,316          -          3,316
2005	              9,102	   5,891	   3,211    270,000	   273,211
2006	              8,705	   5,414	   3,291          -          3,291
Thereafter	       79,971	  38,724	  41,247	424,172        465,419
               -------------------------------------------------------------
Total	           $127,333	 $70,649	 $56,684 $	694,172 	  $750,856

==============================================================

The Company issues letters of credit in the normal course of its
business.   The outstanding amount on these letters of credit was
$4,928,000 as of March 29, 2001 with maturity dates ranging from April 1, 2001 to September 1, 2001.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized common stock of AMCE consists of two classes of stock. Except for the election of directors, each holder of Common Stock (66
2/3 cents par value; 45,000,000 shares authorized) is entitled to one vote per share, and each holder of Class B Stock (66 2/3 cents par value; 30,000,000 shares authorized) is entitled to 10 votes per share. As of March 29, 2001, Common stockholders voting as a class were entitled to elect two of the five members of AMCE's Board of Directors with Class B stockholders electing the remainder.

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

The Company has authorized 10,000,000 shares of Preferred Stock (66
2/3 cents par value), of which no shares were issued and outstanding as of March 29, 2001.

On April 19, 2001, the Company issued 92,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 158,000 shares of Series B Exchangeable Preferred Stock (the "Series B Preferred" and collectively with the Series A Preferred, the "Preferred Stock") at a price of $1,000 per share to the Apollo Purchasers. Net proceeds from the issuance of approximately $225,000,000 were used to repay borrowings under the Credit Facility.
 The Preferred Stock was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on April 19, 2001 and has preference in liquidation equal to the greater of $1,000 per share plus accrued and unpaid dividends, or the amount that would have been payable if the Preferred Stock were converted into Common Stock.

The Series A Preferred is convertible at the option of the holder into shares of Common Stock at a conversion price of $7.15 per Common Stock share (as adjusted, the "Conversion Price") resulting in a current conversion rate of 139.86 shares of Common Stock for each share of Series A Preferred. The Series B Preferred shares will automatically be exchanged into an equal number of Series A Preferred shares upon approval by the Company's Common Stockholders of additional authorized Common Stock ("Stockholder Approval"). The Company is required to seek Stockholder Approval at every annual and special stockholder meeting until such approval is obtained.

The Apollo Purchasers have entered into a Standstill Agreement with the Company which, for a period of five years ending April 19, 2006 (the "Standstill period"), among other matters, restricts their ability to (i) acquire additional voting securities of the Company,
(ii) propose certain extraordinary corporate transactions, (iii) seek to elect or remove members of the Company's Board of Directors not elected by the Apollo Purchasers or (iv) engage in election contests.
 Further, if during the Standstill Period an Apollo Purchaser wishes to convert Series A Preferred to Common Stock, it may do so only in connection with a permitted disposition under the Standstill Agreement.

Dividends on the Series A Preferred accumulate at an annual rate of 6.75% and are payable when, as and if declared by the Company's Board of Directors. Dividends on the Series A Preferred must be paid with additional Series A Preferred shares for the first three years from April 19, 2001. Between April 20, 2004 and April 19, 2008, dividends may be paid in either additional Series A Preferred shares or cash at the Company's option, and must be paid in cash after April 19, 2008, unless prohibited by the Indentures for the Notes due 2009 and 2011, in which case such dividends are payable in additional Series A Preferred shares. Dividends on the Series B Preferred accumulate at an annual rate of 12.00% and are payable when, as and if declared by the Company's board of directors. Dividends on the Series B Preferred shares must be paid with additional Series B Preferred shares for the first three years from April 19, 2001. Between April 20, 2004 and April 19, 2006, dividends may be paid in either additional Series B Preferred shares or cash, at the Company's option, and must be paid in cash after April 19, 2006, unless prohibited by the Indentures for the Notes due 2009 and 2011, in which case such dividends are payable in additional Series B Preferred shares. If the Company obtains Stockholder Approval within 270 days after April 19, 2001, the Series B Preferred dividend rate, as to the then outstanding shares of Series B Preferred Stock, will be reduced retroactively to April 19, 2001 from 12.00% to 6.75%.

The holders of Series A and B Preferred shares are also entitled to a special dividend of additional Series A or B Preferred shares if a Change of Control (as defined in the Certificate of Designations) of the Company occurs prior to April 19, 2006 equal to the dividends that they would have received through April 19, 2006 if the Change of Control had not occurred.

If dividends are paid on the Common Stock in any fiscal period, the holders of Series A Preferred shares are entitled to receive dividends on an "as converted" basis to the extent such dividends are greater than the Series A Preferred dividends otherwise payable in such fiscal period.

The holders of Series B Preferred shares are entitled to a special dividend of additional Series B Preferred shares upon the Company exercising its right of redemption after the Standstill Period or upon a Change of Control during the Standstill Period in an amount equal to the (i) quotient of (x) the difference between the average closing price of the Common Stock for the 20 trading days preceding such event and the Conversion Price (as defined below), divided by (y) the Conversion Price, (as defined in the Certificate of Designations) (ii) less the amount of certain other special dividends. The holders of Series B Preferred are entitled to a special dividend of additional Series B Preferred shares on April 19, 2011, in an amount equal to the quotient of (i) the difference between the average closing price of the Common Stock for the 20 trading days preceding such event and the Conversion Price, divided by (ii) the Conversion Price. Additionally, the holders of Series B Preferred are entitled to a special dividend of additional Series B Preferred shares upon the occurrence of a Change of Control in an amount equal to (i) the quotient of (x) the difference between the value per share of the consideration received by the holders of Common Stock as a result of the Change of Control and the Conversion Price divided by (y) the Conversion Price, less
(ii) the amount of certain other special dividends. The holders of Series B Preferred are also entitled to a special dividend of additional Series B Preferred shares at any time after October 19, 2002, upon a sale of Series A Preferred or the Common Stock into which Series A Preferred were converted equal to the product of (i) the percentage of such shares sold in such transaction, multiplied by (ii) the quotient of (x) the difference between the sales price of the Series A Preferred or Common Stock on an "as converted" basis and the Conversion Price, divided by (y) the Conversion Price. To qualify for the special dividend, the sale must be the initial sale of the Series A Preferred to a purchaser that is not an Apollo affiliate and the seller must be a holder of both Series A Preferred and Series B Preferred shares at the time of the sale.

The Preferred Stock may be redeemed in whole and not in part by the Company at the Company's option at any time after April 19, 2006 for cash equal to the liquidation preference, provided that the average Common Stock closing price for the 20 trading days preceding the notice of redemption exceeds 150% of the Conversion Price. The Series A Preferred must be redeemed by the Company at the option of a holder at any time after April 19, 2011 for cash or Common Stock, at the Company's option, at a price equal to the Series A Preferred liquidation preference, subject to a maximum redemption price of $130,035,684 or 18,186,809 shares of Common Stock in the event that Stockholder Approval is not obtained.

Except as otherwise provided by law and in addition to any rights to designate directors to the Board of Directors of the Company, the Apollo Purchasers do not have any voting rights with respect to any Preferred Stock held by such Apollo Purchasers; provided, however that such Apollo Purchasers have certain rights to elect directors. The Apollo Purchasers also have certain Preferred Stock Approval Rights (as defined and set forth in the Investment Agreement). Upon transfer of Series A Preferred shares to a transferee that is not an affiliate of an Apollo Purchaser, consistent with the Standstill Agreement, the transferee holder of Series A Preferred shares is entitled to vote on an as-converted basis with the holders of Common Stock and Class B Stock on all matters except the election of directors and any matter reserved by law or the Company's Certificate of Incorporation for consideration exclusively by the holders of Common Stock or Class B Stock.

The Series A Preferred also has the right to vote as a class on the creation, authorization or issuance of any class, series or shares of senior stock, parity stock or junior stock (if the junior stock may be redeemed at the option of the holders thereof prior to April 19, 2011) and on any adverse change to the preferences, rights and powers of the Preferred Stock. So long as the Apollo Purchasers continue to hold Preferred Stock Approval Rights, the Apollo Purchasers have the right to elect three directors to the Company's Board of Directors.
Pursuant to the Investment Agreement, the Company amended its Bylaws to increase the number of directors to eight, and the Apollo Purchasers elected three directors to the Company's Board of Directors.

If an Event of Default (as defined in the Certificate of Designations) occurs and is not cured or waived within 45 days, then the holders of the Preferred Stock have the right to elect that number of directors of the Company that, when added to those directors already elected by the holders of Preferred Stock, constitute a majority of the Board of Directors.

During fiscal 1999, the Company and its then Co-Chairman and Chief Executive Officer, Mr. Stanley H. Durwood, together with his six children (the "Durwood Family Stockholders") completed a registered secondary offering of 3,300,000 shares of Common Stock (the "Secondary Offering") owned by the Durwood Family Stockholders. In connection with the Secondary Offering, Mr. Stanley H. Durwood converted 500,000 shares of Convertible Class B Stock to 500,000 shares of Common Stock.
 Additionally, pursuant to an agreement with his children, Mr. Stanley
H. Durwood converted 473,664 shares of Convertible Class B Stock to Common Stock for delivery to his children. During fiscal 1999, a company affiliated with the Durwood Family Stockholders reimbursed the Company $698,000 for expenses related to the Secondary Offering. During fiscal 2001 and 2000, the largest balance owed by this affiliated company to the Company was $11,322. This balance was reimbursed to the Company on June 7, 2000.

During fiscal 1999, the Company loaned one of its executive officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in the Secondary Offering. On September 14, 1998, the Company loaned $3,765,000 to another of its executive officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans are unsecured and are due in August and September of 2003, respectively, may be prepaid in part or full without penalty, and are represented by promissory notes which bear interest at a rate (6% per annum) at least equal to the applicable federal rate prescribed by Section 1274 (d) of the Internal Revenue Code in effect on the date of such loans, payable at maturity. Accrued interest on the loans as of March 29, 2001 was $1,302,000.

Stock-Based Compensation

In November 1994, AMCE adopted a stock option and incentive plan (the "1994 Plan"). This plan, which expired in 1999 except as to outstanding awards, provided for three basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of stock awards, which may be either performance or restricted stock awards, and (iii) performance unit awards. The maximum number of shares of Common Stock which may have been awarded or granted under the plan was 1,000,000 shares. The 1994 Plan provided that the option exercise price for stock options may not have been less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1994 Plan during fiscal 2000 vest 50% at issuance and 50% one year from issuance; options issued under the 1994 Plan during fiscal 1999 vested immediately; and all other options issued under the 1994 Plan vested two years from the date of issuance.

In December 1999, AMCE adopted a stock option and incentive plan for Outside Directors (the "1999 Outside Directors Plan"). This plan provided for a one-time grant to outside directors of non-qualified stock options and permits directors to receive up to all of their annual cash retainer in options in lieu of cash. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 200,000 shares. The 1999 Outside Directors Plan provides that the option exercise price for stock options be equal to the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1999 Outside Directors Plan during fiscal 2001 and 2000 vest one year from the date of issuance.

In December 1999, AMCE adopted a stock option and incentive plan (the "1999 Plan"). This plan provides for three basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options (ii) grants of stock awards, which may be either performance or restricted stock awards, and (iii) performance unit awards. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 2,100,000 shares. The 1999 Plan provides that the option exercise price for stock options may not be less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. No options have been issued under the 1999 Plan as of March 29, 2001.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation in fiscal 2001, 2000 and 1999. Had compensation expense for the Company's stock options been determined based on the fair value at the grant dates, the Company's net loss and net loss would have been the following:


(In thousands, except per share data)   2001    2000	   1999
---------------------------------------------------------------
Net loss:
 As reported	                   $(105,886)	$(55,187) $(16,016)
 Pro forma	                         $(106,593)	$(57,033) $(17,877)
Net loss per common share:
 As reported	                   $   (4.51)	$  (2.35) $   (.69)
 Pro forma	                         $   (4.54)	$  (2.43) $   (.76)


The following table reflects the weighted average fair value per option granted during the year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	                          2001	2000	     1999
-------------------------------------------------------------

Fair value on grant date	$  1.36	$  7.84	$  8.07
Risk-free interest rate	          5.5%	    6.0%	    5.2%
Expected life (years)	            5	      5	      5
Expected volatility	         61.1%	   46.2%	   42.7 %
Expected dividend yield	            -	      -	      -


A summary of stock option activity under all plans is as follows:

	                   2001	                 2000	                1999
-------------------------------------------------------------------------------------
		                  Weighted		    Weighted		    Weighted
		                   Average		    Average		          Average
		                   Exercise		    Exercise		     Exercise
	              Number      Price  	Number     Price	       Number     Price
	             of Shares	Per Share	of Shares	Per Share	of Shares Per Share
            	-----------	----------	-----------	--------      ----	-------

Outstanding at
 beginning of year   1,428,290    $15.41	894,850	$14.92   	519,850	$ 12.69
Granted	            61,330    $ 2.38	538,690	$16.23      375,000	$ 18.01
Canceled	          (315,500)   $18.68   (5,250)         -            -	     -
Exercised	       	     - 	   -	      -	     -	      -	     -
	                 ------------------------------------------------------------

Outstanding at
 end of year	   1,174,120    $14.07	1,428,290	$15.41	894,850	$ 14.92
	                 ============================================================

Exercisable at
 end of year    	   1,112,790    $14.72	1,124,600	$15.38	893,725	$ 14.91

	                 ============================================================

Available for grant at
 end of year	   2,169,980		2,231,310	 	      470,750
	               =========		=========		      =======



The following table summarizes information about stock options as of March 29, 2001:

	Outstanding Stock Options        Exercisable Stock Options
	-------------------------	     --------------------
	                   Weighted-
 Range of                 Average        Weighted- 	       Weighted-
 Exercise 	  Number	  Remaining       Average   Number    Average
 Prices         of      Contractual      Exercise     of      Exercise
              Shares        Life          Price	    Shares     Price
----------------------------------------------------------------------
$ 2.38	         61,330	9.7 years   $  2.38         -	       -
$ 9.25 to $ 12.50	   444,790	3.7 years	$  9.65   444,790	  $ 9.65
$14.50 to $ 20.75    645,500	7.8 years	$ 17.80   645,500	  $17.80
$22.13 to $ 26.38	    22,500	5.1 years	$ 26.38    22,500	  $26.38
----------------------------------------------------------------------
$ 2.38 to $ 26.38	 1,174,120	6.3 years	$ 14.07 1,112,790	  $14.72
======================================================================


NOTE 6 - LOSS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

(In thousands, except per share data)  2001	  2000	  1999
----------------------------------------------------------------------
Numerator:
 Net loss before cumulative
 effect of accounting changes		$(90,126)	$(49,347)	$ (16,016)
				 	         ==============================
Denominator:
  Shares for basic and diluted
   earnings per share -
   average shares outstanding	  	  23,469      23,469	   23,378
		                           ==============================

Basic loss per share before
   cumulative effect of
   accounting changes		        $(3.84)	$  (2.10)	  $ (.69)
						   ==============================

Diluted loss per share before
   cumulative effect
   of accounting changes		 $ (3.84)	$  (2.10)     $ (.69)
						   ==============================


Shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive. In 2001, 2000 and 1999, shares, from options to purchase 9,999, 63,024 and 134,485 shares of Common Stock, respectively, were excluded because they were anti-dilutive. As discussed in Note 5, the Company issued shares of Series A and Series B Preferred on April 19, 2001. The 92,000 shares of Series A Preferred are currently convertible into 12,867,133 shares of Common Stock and the 158,000 shares of Series B Preferred are currently contingently convertible into 22,097,902 shares of Common Stock.

NOTE 7 - INCOME TAXES


Income tax provision reflected in the Consolidated Statements of Operations for the three years ended March 29, 2001 consists of the following components:

(In thousands)	          2001	      2000	       1999

Current:
 Federal	                $  (3,685)	$ (1,485)  	$ (11,776)
 Foreign	                        -	       -	        -
 State	                     (106)	  (2,325)	   (1,286)
	                        -----------------------------------
 	Total current 	       (3,791)	  (3,810)	  (13,062)

Deferred:
 Federal	                  (51,837)	 (26,395)	    4,149
 Foreign  	                    1,688	  (2,419)	   (1,589)
 State	                   (2,710)      (3,371)	        2
	                        -----------------------------------

	Total deferred 	      (52,859)	 (32,185)	    2,562
	                        -----------------------------------
Total provision	            (56,650)	 (35,995)	  (10,500)
Tax benefit of cumulative effect
  of accounting changes  	 10,950	   4,095	        -
	                        -----------------------------------
Total provision before
  cumulative effect of
  an accounting change	   $ (45,700)	$ (31,900)	$ (10,500)

                              ===================================

The difference between the effective tax rate on loss before income taxes and the U.S. federal income tax statutory rate is as follows:

	                          2001	   2000	    1999
----------------------------------------------------------------------

Federal statutory rate	       35.0%	  35.0%	  35.0%
State income taxes, net
   of federal tax benefit	  3.1	         4.6	   6.0
Valuation allowance	       (3.9)	   (.4)	     -
Other, net		              (.6)	    .1	  (1.4)
	                          -----------------------------
Effective tax rate		 33.6%	 39.3%	  39.6%
	                          =============================


The significant components of deferred income tax assets and liabilities as of March 29, 2001 and March 30, 2000 are as follows:

		                          2001                       2000
	                              ------------------------------------
	                           Deferred Income Tax    Deferred Income Tax
(In thousands)              	Assets 	Liabilities     Assets  Liabilities
-------------------------           ---------------------------------------------
Property	                    $  21,974	$      -	  $  976	$      -
Capital lease obligations	      8,250	       -	   9,816	       -
Accrued reserves and liabilities   38,378	       -	  24,707	       -
Deferred rents	                 14,888	       -	  12,193	       -
Alternative minimum tax credit
  carryover	                        8,511	       -	  10,853 	       -
Net operating loss carryforward    58,030	       -	  33,031	       -
Other	                              6,368	     653       6,863	     928
	                          -------------------------------------------------
Total	                            156,399	     653	  98,439	     928
Less: Valuation allowance	      5,561	       -	     330	       -
 	                          -------------------------------------------------

Net  	                            150,838	     653	  98,109	     928
Less: Current deferred
  income taxes	                 14,694	       -	  15,226	       -
	                          -------------------------------------------------
Total noncurrent deferred
  income taxes	               $136,144	  $  653	$ 82,883	$    928
 	                           ===============================================
Net noncurrent deferred
  income taxes		         $135,491		      $ 81,955
	                           ========		        ======

The Company's foreign subsidiaries have net operating loss carryforwards in Portugal, Spain and the United Kingdom aggregating $8,000,000, $417,000 of which may be carried forward indefinitely and the balance of which expires from 2003 through 2008. The Company's Federal income tax loss carryforward of $147,000,000 expires in 2020 and 2021 and will be limited to approximately $8,500,000 annually due to the sale of Preferred Stock to the Apollo Purchasers. The Company's state income tax loss carryforwards of $52,000,000, net of valuation allowance, may be used over various periods ranging from 5 to 20 years.

Management believes it is more likely than not that the Company will realize future taxable income sufficient to utilize its deferred tax assets except as follows. As of March 29, 2001, management believed it was more likely than not that certain deferred tax assets related to state tax net operating loss carryforwards would not be realized due to uncertainties as to the timing and amounts of future taxable income. Accordingly a valuation allowance of $2,885,000 was established. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company's foreign subsidiary in France has a net operating loss carryforward of $3,500,000 expiring in 2003 through 2006. The France subsidiary has other deferred tax assets totaling $1,600,000. As of March 29, 2001 management believes that it is more likely than not that the deferred tax assets of the French subsidiary will not be realized due to uncertainties as to the timing and amounts of future taxable income. Accordingly a valuation allowance of $2,676,000 was established.

NOTE 8 - LEASES

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

During fiscal 1998, the Company sold the real estate assets associated with 13 theatres to Entertainment Properties Trust ("EPT"), a real estate investment trust, for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for this transaction as a sale and leaseback in accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases. The land and building and improvements have been removed from the Consolidated Balance Sheets and a gain of $15,130,000 on the sales has been deferred and is being amortized to rent expense over the life of the leases. The Company leases four additional theatres from EPT under the same terms as those included in the Sale and Lease Back Transaction. Annual rentals for these four theatres are based on an estimated fair value of $95,100,000 for the theatres.

During fiscal 2000, the Company sold the building and improvements associated with one of its theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. The Company has granted an option to EPT to acquire the land at this theatre for the cost to the Company. In addition, for a period of five years subsequent to November 1997, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property.

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

Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 29, 2001:

 (In thousands)
---------------------------------------------------

               2002 $   206,377
               2003	206,345
               2004	205,690
               2005	205,033
               2006	200,420
         Thereafter   2,033,130
	                ---------
Total minimum payments
    required	   $3,056,995
	                =========


The Company has also entered into agreements to lease space for the operation of theatres not yet fully constructed. The scheduled completion of construction and theatre openings are at various dates during fiscal 2002. The future minimum rental payments required under the terms of these leases total approximately $284,000,000.

The Company records rent expense on a straight-line basis over the term of the lease. Included in long-term liabilities as of March 29, 2001 and March 30, 2000 is $44,060,000 and $35,001,000, respectively, of deferred rent representing pro rata future minimum rental payments for leases with scheduled rent increases.


Rent expense is summarized as follows:

 (In thousands)	               2001	2000	      1999
------------------------------------------------------------
Minimum rentals	             $197,754	$ 176,315  	$ 150,891
Common area expenses	         19,200	   17,318	   14,087
Percentage rentals based
 on revenues		          2,592	    2,899	    2,783
Furniture, fixtures
 and equipment rentals		   12,407	    5,109	      469
	                      -------------------------------------
		                   $231,953	 $201,641	 $168,230
	                      =====================================

NOTE 9 - EMPLOYEE BENEFIT PLANS

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


Net periodic benefit cost for the plans consists of the following:

	                      Pension Benefits	Other Benefits
	                      ----------------	---------------
(In  thousands)              	2001	2000	1999    	2001	2000	1999
------------------------------------------------------------
Components of net periodic
  benefit cost:
Service cost	         $1,346   $ 2,118  $ 1,910	$ 315	 $ 257   $  234
Interest cost	          1,655	  1,905    1,612	  357	   232	247
Expected return on plan
  assets	               (1,351)	 (1,257)  (1,118)	    -	     -	  -
Recognized net actuarial
 (gain) loss	           (387)	    103	   -	    -	   (21)	  -
Amortization of unrecognized
  transition obligation	      231	    231	 231	   50     50       50
	                      ------	 ------   ------	------ ------   ------
Net periodic benefit cost  $1,494	 $3,100   $2,635 	$ 722	 $ 518   $  531
	                      ======	 ======    =====	======  =====  ======


The following tables set forth the plans' change in benefit obligations and plan assets and the accrued liability for benefit cost included in the Consolidated Balance Sheets for the years ended March 29, 2001 and March 30, 2000:


	                            Pension Benefits	Other Benefits
	                            ----------------	--------------
(In  thousands)	                2001	2000	        2001	2000
----------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning
 of year	                       $22,892  $29,622	  $4,199	$3,105
Service cost	                   1,346    2,118	     315	   257
Interest cost	                   1,655    1,905	     357	   232
Plan participants' contributions	     -	  -	      23	    23
Actuarial (gain) loss	             1,129   (9,366)      (327)      650
Benefits paid         	            (1,264)  (1,387)       (40)      (68)
	                              ------    ------	   ------	------
Benefit obligation at end of
 year	                             $25,758  $22,892	  $4,527	$4,199
	                              ======   ======	  ======	======

	                             Pension Benefits	Other Benefits
	                            -----------------	---------------
(In  thousands)	                2001	2000	       2001	      2000
----------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at
 beginning of year	          $ 15,763  $ 15,043	  $     -    $   -
Actual return on plan assets	         325	 755	        -	     -
Employer contribution	             1,333     1,352	       17	    45
Plan participants' contributions	     -	   -	       23	    23
Benefits paid	                  (1,264)   (1,387)       (40)     (68)
	                              ------	------     -----   ------
Fair value of plan assets
 at end of year	                $ 16,157  $ 15,763    $    -	$     -
	                              ======	======	======  ======
Accrued liability for benefit
 cost:
Funded status                    $  (9,601) $  (7,129)  $(4,527)	$ (4,199)
Unrecognized net actuarial
 (gain) loss	                  (2,601)    (5,143)     (156)	      221
Unrecognized prior service
 cost	                               1,292      1,523       497	      497
	                              ------	------	------   ------
Accrued benefit cost	          $(10,910)  $(10,749)  $(4,186)	 $ (3,481)
	                              ======	======    ======	   ======

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $25,758,000, $17,514,000 and $16,157,000, respectively, as of March 29, 2001; and
$22,892,000, $15,920,000 and $15,763,000, respectively, as of March
30, 2000.


The assumptions used in computing the preceding information are as follows:

	                       Pension Benefits	Other Benefits
	                       ----------------	--------------
(In  thousands)	               2001	2000	  2001	2000
-------------------------------------------------------------------
Weighted-average assumptions:
Discount rate	               7.25%	 7.25%   7.75%	8.00%
Expected return on plan assets   8.50%	 8.50%      -	   -
Rate of compensation increase	   6.00%	 6.00%   6.50%	6.50%

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2001 was 11.0% for medical and 4.0% for dental. The rates were assumed to decrease gradually to 5.0% for medical and 3.0% for dental at 2014 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 29, 2001 by $979,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2001 by $186,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement expense for fiscal 2001 by $739,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2001 by $147,000.

The Company sponsors a voluntary thrift savings plan covering the same employees eligible for the pension plan. Since inception of the savings plan, the Company has matched 50% of each eligible employee's elective contributions, limited to 3% of the employee's salary. The Company's expense under the thrift savings plan was $1,362,000, $1,373,000, and $1,319,000 for fiscal 2001, 2000 and 1999, respectively.

NOTE 10 - CONTINGENCIES

The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

The Company is the defendant in two coordinated cases now pending in California, Weaver v. AMC Entertainment Inc., (filed March 2000 in Superior Court of California, San Francisco County), and Geller v. AMC Entertainment Inc. (filed May 2000 in Superior Court of California,
San Bernardino County).   The litigation is based upon California
Civil Code Section 1749.5, which provides that "on or after July 1, 1997, it is unlawful for any person or entity to sell a gift certificate to a purchaser containing an expiration date." Weaver is a purported class action on behalf of all persons in California who, on or after January 1, 1997, purchased or received an AMC Gift of Entertainment ("GOE") containing an expiration date. Geller is brought by a plaintiff who allegedly received an AMC discount ticket in California containing an expiration date and who purports to represent all California purchasers of these "gift certificates" purchased from any AMC theatre, store, location, web-site or other venue owned or controlled by AMC since January 1, 1997. Both complaints allege unfair competition and seek injunctive relief. Geller seeks restitution of all expired "gift certificates" purchased in California since January 1, 1997 and not redeemed. Weaver seeks disgorgement of all revenues and profits obtained since January 1997 from sales of "gift certificates" containing an expiration date, as well as actual and punitive damages. The Company has denied any liability, answering that GOEs and discount tickets are not a "gift certificate" under the statute and that, in any event, no damages have occurred. On May 11, 2001, following a special trial on the issue, the court ruled that the GOEs and discount tickets are "gift certificates." The Company intends to appeal this ruling and to continue defending the cases vigorously. Should the result of this litigation ultimately be adverse to the Company, it is presently unable to estimate the amount of the potential loss.

NOTE 11 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

The Company has provided reserves for estimated losses from theatres which have been closed and from discontinuing the operation of fast food and other restaurants operated adjacent to certain of the Company's theatres.

During fiscal 2001, the Company discontinued operation of 37 theatres with 250 screens. As of March 29, 2001, the Company has reserved $31,174,000 related primarily to 18 of these theatres with 130 screens and 19 theatres with 143 screens closed in prior years, vacant restaurant space related to a terminated joint venture and the discontinued development of a theatre in North America for which lease terminations have either not been consummated or paid. The Company is obligated under long-term lease commitments with remaining terms of up to 19 years. As of March 29, 2001, the base rents aggregated approximately $8,200,000 annually, and $50,900,000 over the remaining terms of the leases.

In conjunction with the opening of certain new theatres in 1986 through 1988, the Company expanded its food services by leasing additional space adjacent to those theatres to operate specialty fast food restaurants. The Company discontinued operating the restaurants due to unprofitability, and has reserved $918,000 for which lease terminations have not been consummated. The Company continues to sub-lease or convert to other uses the space leased for these restaurants.
 The Company is obligated under non-cancelable long-term lease commitments with remaining terms of up to 10 years. As of March 29, 2001, the base rents aggregated approximately $559,000 annually, and $3,978,000 over the remaining terms of the leases. As of March 29, 2001, the Company had subleased approximately 53% of the space with remaining terms ranging from six months to 117 months. Non-cancelable subleases aggregated approximately $346,000 annually, and $1,665,000 over the remaining terms of the subleases.


A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows:

(In thousands)	                       2001	2000	1999
------------------------------------------------------------------
Beginning Balance	                     $18,019	$ 874	 $   701
 Theatre and other closure expense
  and interest	                      28,393	16,661   2,801
 General and administrative expense	       400	   680	 -
 Payments	                           (23,600)	(8,819) (2,628)
 Transfer of capital lease obligations   8,880   8,623       -
	                                  ------	------   ------
Ending balance	                     $32,092	$18,019 $   874
	                               ======	======	======

NOTE 12 - RESTRUCTURING CHARGE

On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit or $.31 per share) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,300,000, lease termination costs of $700,000 and the write-down of property of $6,000,000.

The severance and other employee related costs result from a workforce reduction of 128 employees primarily at the Company's divisional offices and at its corporate headquarters. Lease termination costs were incurred in connection with the closure of the three divisional operations offices prior to their lease expiration dates. The write down of property was related to capitalized pre-development costs for certain retail/entertainment projects. As of March 30, 2000, $860,000 of these charges were unpaid. The Company had paid substantially all expenses related to these charges as of March 29, 2001.

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


The estimated fair values of the Company's financial instruments are as follows:

		                                2001	2000
	                      --------------------------------------------
	                       Carrying	Fair	    Carrying	Fair
(In thousands)	            Amount	Value	     Amount	     Value
----------------------------------------------------------------------
Financial assets:
 Cash and equivalents	    $ 34,075	$ 34,075	$119,305  	$119,305
 Employee Notes for Common
  Stock purchases	             9,881	  10,214	   9,362	   8,938
Financial liabilities:
 Cash overdrafts	          $ 35,157	$ 35,157	$ 28,637	$ 28,637
 Corporate borrowings	     694,172	 598,604	 754,105	 549,410

NOTE 14 - OPERATING SEGMENTS

The Company has identified three reportable segments around differences in products and services and geographical areas. North American and International theatrical exhibition operations are identified as separate segments based on dissimilarities in international markets from North America. NCN and other is identified as a separate segment due to differences in products and services offered.

The Company evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is net loss before cumulative effect of accounting changes plus interest, income taxes, depreciation and amortization and adjusted for restructuring charge, impairment losses, preopening expense, theatre and other closure expense, gain (loss) on disposition of assets and equity in earnings of unconsolidated affiliates ("Adjusted EBITDA"). The Company evaluates Adjusted EBITDA generated by its segments in a number of manners, of which the primary measure is a comparison of segment Adjusted EBITDA to segment property.

The Company's segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements on page 31.


Information about the Company's operations by operating segment is as follows:

Revenues (In thousands)	                  2001	       2000	       1999
----------------------------------------------------------------------

North American theatrical exhibition	$1,092,504	$1,062,774	  $ 951,457
International theatrical exhibition	          78,840	    60,177	     39,817
NCN and other	                            43,457      43,991       32,182
                                            --------------------------------

Total revenues	                        $1,214,801	$1,166,942	 $1,023,456
	                                     =========	============  ============
Adjusted EBITDA (In thousands)	      2001 	       2000	        1999
----------------------------------------------------------------------------

North American theatrical exhibition	$   179,076	$   167,042	$   156,302
International theatrical exhibition	           (6,629)     (1,387)	2,333
NCN  and other		                          847	       (628)	1,283
Total segment Adjusted EBITDA		          173,294	    165,027	    159,918
General and administrative		           32,499	     47,407	     52,321
                                              -------     -------    --------
Total Adjusted EBITDA		               $140,795	$   117,620	$   107,597
	                                      =========	============  ===========

Property (In thousands)		                 2001	      2000	     1999

----------------------------------------------------------------------------
North American theatrical exhibition	$1,045,447	$1,018,272	$   919,185
International theatrical exhibition		    86,600	    75,153	     51,779
NCN and other		                      13,888	    12,812	     11,081
Total segment property		             1,145,935	 1,106,237	    982,045
Construction in progress		          58,858	    78,681	     97,688
Corporate	                                  29,536	    45,485	     39,245
                                           ---------   ---------    ---------
Total property (1)	                  $1,234,329	$1,230,403	$ 1,118,978

	                                     =========	============ ============
Capital expenditures (In thousands)	           2001	     2000	      1999
-------------------------------------------------------------------------------
North American theatrical exhibition 	$52,685	$   193,994	$  144,835
International theatrical exhibition		 12,275	     22,989	    30,560
NCN and other		                    2,410	      1,733	     1,884
                                           ------         -------    -------
Total segment capital expenditures		 67,370	    218,716	   177,279
Construction in progress		       42,068	     44,713	    79,351
Corporate		                         11,443	     11,503      4,183
                                          -------       ---------    -------
Total capital expenditures		     $120,881	$   274,932	$  260,813
 	                                  =========	============ ===========
 (1)  Property is comprised of land, buildings and improvements, leasehold improvements and furniture, fixtures and equipment.




A reconciliation of loss before income taxes to Adjusted EBITDA is as follows:

(In thousands)	                      2001	    2000     1999
---------------------------------------------------------------------------
Loss before income taxes and cumulative
  effect of accounting changes	$(135,826)	$ (81,247)	$(26,516)

Plus:
  Interest expense	               77,000	   62,703	  38,628
  Depreciation and amortization	  105,260	   95,974	  89,221
  Impairment of long-lived assets	   68,776	    5,897	   4,935
  Restructuring charge	                    -	   12,000	       -
  Preopening expense	                3,808	    6,795	   2,265
  Theatre and other closure expense	   24,169	   16,661	   2,801
  Gain on disposition of assets	     (664)	     (944)	  (2,369)
  Investment income	               (1,728)       (219)	  (1,368)
	                                --------	----------	------------

Total Adjusted EBITDA	            $ 140,795	 $117,620	$107,597
	                                ========	==========	============


Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	2001	  2000	  1999
---------------------------------------------------------------------

United States	$1,110,211	$1,087,765	$   980,911
Canada		    25,750	    19,000	      2,728
Japan	                42,945	    31,295	     25,174
China (Hong Kong)	     9,996	     8,723	      2,098
Portugal	           7,788	     8,538	      8,855
Spain	                14,132	    10,161	      3,690
France	           3,253       1,460	          -
Sweden	             726	         -	          -
	            ---------	-------------  ------------
Total revenues	$1,214,801	$1,166,942	 $1,023,456
	            =========	============  ============

Property (In thousands)	2001	2000	1999
---------------------------------------------------------------------

United States	$1,081,382	$1,101,533	$1,028,663
Canada	          59,326	    42,528	    30,930
Japan	                32,850 	    32,395	    15,587
China (Hong Kong)	    11,104	    10,993	    10,353
Portugal	          10,795	    11,731	    13,019
Spain	                25,158	    23,652	    20,426
France	           5,991	     6,333	         -
Taiwan	               -	     1,238	         -
Sweden	           4,773	         -	         -
United Kingdom	     2,950	         -	         -
	             ---------	-------------  -----------
Total property	$1,234,329	$1,230,403	$1,118,978
	             =========	============  ============

NOTE 15 - RELATED PARTY TRANSACTIONS

As a Successor Trustee of the Durwood Voting Trust established under the 1992 Durwood, Inc. Voting Trust Agreement dated December 12, 1992, as amended and restated as of August 12, 1997 (the "Voting Trust"), with shared voting powers over shares held in the Voting Trust, Mr. Raymond F. Beagle, Jr. may be deemed to beneficially own all of the Company's Convertible Class B Stock. Mr. Beagle serves as general counsel to the Company under a retainer agreement which provides for annual payments of $360,000. The agreement provides for severance payments equal to three times the annual retainer upon termination of the agreement by the Company or a change in control approved by Common Stockholders. The agreement also provides for deferred payments from a previously established rabbi trust in a formula amount ($33,239 monthly as of March 29, 2001 which reflects a $75,000 discretionary deferred bonus which has been paid to the rabbi trust during the current fiscal year) for a period of twelve years after termination of services or a change in control. Subsequent to March 29, 2001, the Company approved a $150,000 discretionary deferred bonus which has been paid to the rabbi trust.

Lathrop & Gage L.C., a law firm of which Mr. Raymond F. Beagle, Jr. is a member, renders legal services to the Company and its subsidiaries. During fiscal 2001, the Company paid Lathrop & Gage L.C. $3,252,000 for such services.


AMC Entertainment Inc.
STATEMENTS OF OPERATIONS BY QUARTER
	           June 29,	July 1,	Sept 28,	  Sept 30,	Dec. 28,	Dec. 30,	Mar. 29,	Mar. 30,	Fiscal Year
 	           2000(1)	1999	2000(1)	1999	2000(1)	1999	2001	2000	2001	2000
(In thousands,
except per share
amounts)(Unaudited)
------------------------------------------------------------------------------------------------------------------------
Admissions	$193,541	$187,882	$220,554	$219,749	$199,165	$183,800	$197,808	$171,652	$811,068	$763,083
Concessions	  80,715	  83,713	  91,472	  95,499	  82,946	  78,420	  79,091	  72,223	 334,224	 329,855
Other theatre  9,827	   5,089	   5,151	   6,849	   6,177	   9,627	   4,897	   8,448	  26,052	  30,013
Other	         7,161	   9,876	  14,425	  11,588	  14,114	  13,126	   7,757	   9,401	  43,457	  43,991
	---------	----------	-----------	------------	-----------	-----------	----------	---------	----------	---------
Total revenues 291,244   286,560	 331,602	 333,685 	 302,402	 284,973	 289,553 	 261,724   1,214,801   1,166,942
Film exhibition
  costs	   104,109	 109,548	 119,902	 121,545 	 106,866	98,693	101,474	87,950	432,351	417,736
Concession costs 12,217	  12,691	  14,138	  14,898 	  12,077	11,406	  8,023	11,731	 46,455	 50,726
Theatre operating
  expense	     75,809	  67,009	  76,347	  71,123 	  74,863	70,787	 73,754	81,153	300,773	290,072
Rent	           55,979	  47,877	  57,862	  48,636	  56,826	49,594	 58,647	52,655	229,314	198,762
Other	            8,825	  10,695	  12,392	  11,794	  11,429	11,606	  9,964	10,524	42,610	 44,619
General and
 administrative	6,635	  13,211	   7,350	  12,284	   8,004	12,873	 10,510	 9,039	32,499	 47,407
Preopening expense1,608	   1,273	     875	   2,024	     314	 1,914	  1,011	 1,584	 3,808	  6,795
Theatre and other
 closure expense	  727	   9,646	  11,679	   2,046	   1,421	 2,251	 10,342	 2,718	24,169	 16,661
Restructuring
 charge	          -	       -	       -	  12,000	       -	     -	      -	     -	     -	 12,000
Depreciation and
 amortization	26,378  20,657	  25,917	  23,029	  26,465	24,620	 26,500	27,668	105,260	 95,974
Impairment of
 long-lived assets	-	 -	   3,813	       -	       -	     -	 64,963	 5,897	 68,776	  5,897
(Gain) loss on
 disposition of
  assets	     (1,640)    (183)	       5	   (144)	    (160)	 (635)	  1,131	    18	   (664)	(944)
	           -------- ----------	-----------	------------	-----------	-----------	----------	---------	--------
Total costs
 and expenses   290,647	 292,424	 330,280	319,235	 298,105  283,109	      366,319	290,937	1,285,351	1,185,705
	          -------- ----------	-----------	------------	-----------	-----------	----------	---------	----------
Operating income
 (loss)	        597	(5,864)	   1,322	 14,450 	   4,297	1,864	      (76,766)	(29,213)	  (70,550)	(18,763)
Other income	    -	     -	   9,996	      -	       -	    -		      -           -	    9,996      -
Interest expense 19,430	13,471	  18,786	 14,401 	  19,854   16,630	       18,930	 18,201	   77,000	62,703
Investment income
 (loss)	      1,100	   486	    (495)	   (386)	    (407) 	 (311)	  1,530	    430	    1,728	   219
	--------	----------	-----------	------------	------------	----------	---------	----------	---------
Loss before income taxes and
  cumulative effect of
 accounting changes(17,733) (18,849)  (7,963)	   (337)	 (15,964) (15,077)	(94,166)	(46,984)	 (135,826)	(81,247)
Income tax provision(6,600)  (7,700)  (2,500)	   (135)	  (6,000)  (6,165)	(30,600)	(17,900)	  (45,700)	(31,900)
	--------	----------	-----------	------------	--------------------------------------------------------------------
Loss before cumulative effect
 of accounting changes(11,133)(11,149)(5,463)      (202)	  (9,964)  (8,912)	(63,566)	(29,084)      (90,126) 	(49,347)
Cumulative effect of
  accounting changes
 (net of income tax benefit of
  $10,950 and $4,095
 in 2001 and 2000,
 respectively)	 (15,760)	(5,840)	-	      - 	       -	     -	     -	     -	  (15,760)	 (5,840)
	------	-------------------------------------------------------------------------------------------------------------
Net loss 	      $(26,893)$ (16,989)$ (5,463)    $(202)     $(9,964) $(8,912)     $(63,566)  $ (29,084)	$ (105,886)	$(55,187)
		====================================================================================================================
Loss per share before cumulative
 effect of accounting changes:
Basic 	      $   (0.47) $(0.48)$(0.23)    $  (0.01)	 $ (0.42) $ (0.38)	 $(2.71)     $(1.24)	$(3.84)	$ (2.10)
	==========================================================================================================================
Diluted	      $   (0.47) $(0.48)$(0.23)    $  (0.01)	 $ (0.42) $ (0.38)	 $(2.71)  	 $(1.24)    $(3.84)  	$ (2.10)
	==========================================================================================================================
Loss per share:
Basic	            $   (1.15) $(0.72)$(0.23)    $  (0.01)	$   (0.42)$ (0.38)	 $(2.71)  	$(1.24)     $(4.51)     $ (2.35)
	==========================================================================================================================

Diluted	      $   (1.15) $(0.72)$(0.23)    $  (0.01) 	$   (0.42)$  (0.38)	$(2.71)  	$(1.24)     $(4.51)	$ (2.35)
	==========================================================================================================================
 (1)Amounts previously reported in Form 10-Q for fiscal year 2001 have been retroactively restated to reflect the adoption of SAB No. 101, see Note 1.  The following schedule reconciles amounts previously reported in Form 10-Q to the revised quarterly amounts in Form 10-K.
</table


AMC Entertainment Inc.
RECONCILIATION OF STATEMENTS OF OPERATIONS BY QUARTER AS REPORTED IN
FORM 10-Q TO FORM 10-K


	                             Form 10-Q		  Form 10-K	  Form 10-Q		   Form 10-K	Form 10-Q		   Form 10-K
	                              June 29, 		    June 29,   Sept 28,		    Sept 28,	 Dec 28,		  December 28,
(In thousands, except per		           SAB 101			       SAB 101			           SAB 101
 share amounts) (Unaudited)	        2000    Restatement	2000	    2000	Restatement	2000	        2000    Restatement	2000
------------------------------------------------------------------------------------------------------------------------------------
  Admissions	                  $193,541	$    -	$193,541	$220,554	$ -	$220,554	$199,165	$  -	 $199,165
  Concessions	                    80,715	     -	  80,715	  91,472	  -	  91,472	  82,946	   -	   82,946
  Other theatre	                     6,722	 3,105	   9,827	   6,813	(1,662)  5,151	   9,147	(2,970)   6,177
  Other	                           7,161	     -	   7,161	  14,425  	  -     14,425	  14,114	   -     14,114
------------------------------------------------------------------------------------------------------------------------------------
    Total revenues	             288,139  	 3,105	 291,244	 333,264 	(1,662) 331,602	 305,372    (2,970) 302,402
Film exhibition costs	             104,109	     -	 104,109	 119,902 	     -  119,902	 106,866	     -  106,866
Concession costs	                    12,217	     -	  12,217	  14,138 	     -   14,138	  12,077	     -  12,077
Theatre operating expense	        75,809	     -	  75,809	  76,347 	     -   76,347	  74,863	     -  74,863
Rent	                                55,979	     -	  55,979	  57,862	     -   57,862	  56,826	     -  56,826
Other	                                 8,825	     -	   8,825	  12,392	     -   12,392	  11,429	     -  11,429
General and administrative             6,635	     -	   6,635	   7,350	     -    7,350	   8,004	     -   8,004
Preopening expense                     1,608	     -         1,608	     875	     -	875	     314	     -     314
Theatre and other closure expense	     727	     -	     727	  11,679	     -   11,679	   1,421	     -   1,421
Depreciation and amortization	        26,378	     -	  26,378	  25,917	     -   25,917	  26,465	     -  26,465
Impairment of long-lived assets	       -	     -	       -	   3,813	     -    3,813          -         -       -
(Gain) loss on disposition of
  assets	                          (1,640)	     -	  (1,640)	       5	     -	  5	    (160)	     -  (160)
--------------------------------------------------------------------------------------------------------------------------------
Total costs and expen ses	       290,647	     -	 290,647	 330,280	     -  330,280	 298,105	     - 298,105
--------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)	              (2,508)	 3,105	     597	   2,984 	(1,662)   1,322      7,267	(2,970)  4,297
Other income	                         -	     -	       -	       -	 9,996    9,996	       -	     - 	-
Interest expense	                    19,430	     -	  19,430	  18,786	     -   18,786     19,854	     -  19,854
Investment income (loss)	         1,100	     -	   1,100	    (495)	     -     (495)	    (407)	     -  (407)
--------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes and
  cumulative effect of an
  accounting change   	             (20,838)	3,105	       (17,733)	(16,297)	8,334    (7,963)	(12,994)	(2,970)(15,964)
Income tax provision	              (7,900)   1,300	        (6,600)	 (5,900)	3,400	   (2,500)	(4,800)	(1,200) (6,000)
--------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect
  of an
  accounting change	             (12,938)   1,805	       (11,133)   (10,397)    4,934    (5,463)	 (8,194)	(1,770) (9,964)
Cumulative effect of an
  accounting change
  (net of income tax benefit
   of $10,950)	                         -	(15,760)	(15,760)	      - 	    -	        -	      -	     -	-
--------------------------------------------------------------------------------------------------------------------------------
Net loss 	                        $(12,938)  $(13,955)   $(26,893)  	$(10,397)	$4,934 $ (5,463)	$(8,194) 	$(1,770)$ (9,964)
	==========================================================================================================================
Loss per share before
 cumulative effect of an
  accounting change:
Basic	                              $   (0.55)$    .08	$   (0.47) 	$   (0.44)	$   .21 $  (0.23)	$ (0.35)  $  (0.07)$(0.42)
	==========================================================================================================================
Diluted	                        $   (0.55)$    .08	$   (0.47)	$   (0.44) 	$   .21 $  (0.23) $ (0.35)  $  (0.07)$(0.42)
	==========================================================================================================================
Loss per share:
Basic	                              $   (0.55)$   (.60)	$  (1.15)  	$   (0.44) 	$   .21 $  (0.23)	$ (0.35)  $  (0.07)$(0.42)
	==========================================================================================================================
Diluted	                        $   (0.55)$   (.60)	$  (1.15) 	$   (0.44) $   .21  $  (0.23)	$ (0.35)  $  (0.07)$(0.42)
	==========================================================================================================================


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.
	None.

PART III
Item 10. Directors and Executive Officers of the Registrant. Information concerning the Company's Directors and Executive
Officers is incorporated herein by reference to "Nominees for Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the 2001 Annual Meeting of Stockholders scheduled to be held on September 13, 2001 (the "Proxy Statement"), which is incorporated by reference into this Form 10-K and is expected to be filed before July 27, 2001. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

Item 11.  Executive Compensation.
	Information concerning executive compensation matters is incorporated herein by reference to "Compensation of Management", "Option Grants", "Option Exercises and Holdings", "Defined Benefit Retirement and Supplemental Executive Retirement Plans", "Compensation of Directors", "Employment Contracts, Termination of Employment and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement; provided, however, that the "Report of the Compensation Committee on Executive Compensation", and "Stock Performance Graph" are not incorporated by reference herein.

ITEM 12.  Security Ownership of  Beneficial Owners.
	Information concerning the voting securities beneficially owned by each Director of the Company, by all Executive Officers and Directors of the Company as a group and by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities is incorporated herein by reference to "Security Ownership of Beneficial Owners" and "Beneficial Ownership by Directors and Officers" in the Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions.
Information concerning relationships and related transactions is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K.
(a)(1)	The following financial statements are included in Part II,
Item 8.:
	 	                                                     Page
		                                                     -----
Report of Independent Accountants		                         25
Consolidated Statements of Operations - Fiscal years
  (52 weeks) ended
  March 29, 2001, March 30, 2000 and  April 1, 1999 		       26
Consolidated Balance Sheets - March 29, 2001 and March 30, 2000 	 27
Consolidated Statements of Cash Flows - Fiscal years (52 weeks)
 ended March 29, 2001, March 30, 2000 and April 1, 1999 		 28
Consolidated Statements of Stockholders' Equity (Deficit) -
 Fiscal years (52 weeks)
 ended March 29, 2001, March 30, 2000 and April 1, 1999 		 30
Notes to Consolidated Financial Statements - Fiscal years
 (52 weeks) ended
 March 29, 2001, March 30, 2000 and April 1, 1999 		       31
Statements of Operations By Quarter (Unaudited) - Fiscal years
 (52 weeks) ended
 March 29, 2001 and March 30, 2000		                         52

(a)(2)Financial Statement Schedules - All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b) 	Reports on Form 8-K

On January 26, 2001, the Company filed a Form 8-K reporting under
Item 9. operating results for the third quarter of fiscal 2001 and clarification of its theatre closing plans.

On April 20, 2001, the Company filed a Form 8-K reporting under
Item 9. the sale of $250 million of Preferred Stock on April 19,
2001.

On May 7, 2001, the Company filed a Form 8-K reporting under Item
5. details of the sale of $250 million of Preferred Stock on April 29, 2001.

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

AMC ENTERTAINMENT INC.

	By:	/s/ Peter C. Brown
      ____________________________
      	Peter C. Brown, Chairman of the Board

	Date:	June 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Peter C. Brown    Chairman of the Board, Chief Executive
                                   June 26, 2001
-----------------------
      Peter C. Brown	   Officer and President

/s/  Charles J. Egan, Jr. Director	June 26, 2001
------------------------
      Charles J. Egan, Jr.

/s/  W. Thomas Grant, II Director	June 26, 2001
------------------------
      W. Thomas Grant, II

/s/  Paul E. Vardeman	 Director	June 26, 2001
------------------------
      Paul E. Vardeman

/s/ Leon D. Black		 Director	June 26, 2001
------------------------
     Leon D. Black

/s/ Marc J. Rowan		 Director	June 26, 2001
------------------------
     Marc J. Rowan

/s/ Laurence M. Berg	 Director	June 26, 2001
------------------------
     Laurence M. Berg

/s/  Charles S. Paul	Director	June 26, 2001
------------------------
      Charles S. Paul

/s/  Craig R. Ramsey	Senior Vice President, Finance,
	                      June 26, 2001
------------------------
      Craig R. Ramsey		Chief Financial Officer and
	 Chief Accounting Officer


EXHIBIT INDEX


EXHIBIT NUMBER	DESCRIPTION
--------------   -----------


    2.1	Agreement and Plan of Merger dated as of March 31,
1997 between AMC Entertainment Inc. and Durwood,
Inc. (together with Exhibit A, "Pre-Merger Action
Plan") (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-
4 (File No. 333-25755) filed April 24, 1997).

    2.2	Stock Agreement among AMC Entertainment Inc. and
Stanley H. Durwood, his children: Carol D. Journagan,
Edward D. Durwood, Thomas A. Durwood, Elissa D.
Grodin, Brian H. Durwood and Peter J. Durwood (the
"Durwood Children"), The Thomas A. and Barbara F.
Durwood Family Investment Partnership (the "TBD
Partnership") and Delta Properties, Inc.
(Incorporated by reference from Exhibit 99.3 to Amendment No. 2 to Schedule 13D of Stanley H. Durwood filed September 30, 1997).

    2.3	Registration Agreement among AMC Entertainment Inc.
and the Durwood Children and Delta Properties, Inc.
(Incorporated by reference from Exhibit 99.2 to Amendment No. 2 to Schedule 13D of Stanley H. Durwood filed September 30, 1997).

    2.4(a)	Indemnification Agreement dated as of March 31, 1997
among AMC Entertainment Inc., the Durwood Family
Stockholders and Delta Properties, Inc., together with Exhibit B thereto (Escrow Agreement)
(Incorporated by reference from Exhibit 2.4(a) to the Company's Registration Statement on Form S-4 (File
No. 333-25755) filed April 24, 1997).

    2.4(b)	Durwood Family Settlement Agreement (Incorporated by
reference from Exhibit 99.1 to Schedule 13D of Durwood, Inc. and Stanley H. Durwood filed May 7,
1996).

    2.4(c)	First Amendment to Durwood Family Settlement
Agreement (Incorporated by reference from Exhibit
2.4(c) to the Company's Registration Statement on
Form S-4 (File No. 333-25755) filed April 24, 1997).

    2.4(d)	Second Amendment to Durwood Family Settlement
Agreement dated as of August 15, 1997, among Stanley
H. Durwood, the Durwood Children and the TBD
Partnership (Incorporated by reference from Exhibit
99.7 to Amendment No. 2 to Schedule 13D of Stanley H.
Durwood filed September 30, 1997).

   *3.1	Amended and Restated Certificate of Incorporation
of AMC Entertainment Inc. (as amended on December
2, 1997)

   *3.2	Bylaws of AMC Entertainment Inc.

    4.1(a)	Amended and Restated Credit Agreement dated as of
April 10, 1997, among AMC Entertainment Inc., as the
Borrower, The Bank of Nova Scotia, as Administrative
Agent, and Bank of America National Trust and Savings
Association, as Documentation Agent, and Various
Financial Institutions, as Lenders, together with the following exhibits thereto: significant subsidiary guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement (Incorporated by reference from Exhibit 4.3 to the Company's
Registration Statement on Form S-4 (File No. 333-
25755) filed April 24, 1997).

   4.1(b)	Second Amendment, dated January 16, 1998, to Amended
and Restated Credit Agreement dated as of April 10,
1997 (Incorporated by Reference from Exhibit 4.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1, 1998).

   4.1(c)	Third Amendment, dated March 15, 1999, to Amended
and Restated Credit Agreement dated as of April
10, 1997 (Incorporated by reference from Exhibit 4 to the Company's Form 8-K (File No. 1-8747) dated
March 25, 1999).

  4.1(d)	Fourth Amendment, dated March 29, 2000, to Amended
and Restated Credit Agreement dated as of April
10, 1997.  (Incorporated by reference from Exhibit
4.1(d) to the Company's Form 10-K (File No. 1-
8747) for the year ended March 30, 2000).

  4.1(e)	Fifth Amendment, dated April 10, 2001, to Amended
and Restated Credit Agreement dated as of April
10, 1997. (Incorporated by reference from Exhibit
4.1(e) to the Company's Form 8-K (File No. 1-8747) dated May 7, 2001).

   4.2(a)	Indenture dated March 19, 1997, respecting AMC
Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2009 (Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1-8747) dated
March 19, 1997).

   4.2(b)	First Supplemental Indenture respecting AMC
Entertainment Inc.'s 9 1/2% Senior Subordinated
Notes due 2009 (Incorporated by reference from Exhibit 4.4(b) to Amendment No. 2. to the
Company's Registration Statement on Form S-4
(File No.333-29155) filed August 4, 1997).

4.2(c)Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of
New York and HSBC Bank USA respecting AMC
Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2009. (Incorporated by reference from Exhibit
4.2(c) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 28, 2000).

4.3 Indenture, dated January 27, 1999, respecting AMC
Entertainment Inc.'s 9 1/2% Senior Subordinated
Notes due 2011. (Incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q (File No.
1-8747) for the quarter ended December 31, 1998).

  4.3(a)	Agreement of Resignation, Appointment and Acceptance,
dated August 30, 2000, among the Company, The Bank of
New York and HSBC Bank USA respecting AMC
Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011. (Incorporated by reference from Exhibit
4.3(a) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 28, 2000).

4.4 Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% Senior
Subordinated Notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q (File No. 1-
8747) for the quarter ended December 31, 1998).

   4.5	In accordance with Item 601(b)(4)(iii)(A) of
Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

4.6 Certificate of Designations of Series A Convertible
Preferred Stock and Series B Exchangeable Preferred
Stock of AMC Entertainment Inc. (Incorporated by reference from Exhibit 4.6 to the Company's Form 8-K
(File No. 1-8747) filed on April 20, 2001).

4.7 Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo
Investment Fund IV, L.P., Apollo Overseas Partners
IV, L.P., Apollo Investment Fund V, L.P., Apollo
Overseas Partners V, L.P., Apollo Management IV, L.P.
and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8-K
(File No. 1-8747) filed on April 20, 2001).

4.8 Standstill Agreement by and among AMC Entertainment
Inc., and Apollo Investment Fund IV, L.P., Apollo
Overseas Partners IV, L.P., Apollo Investment Fund V,
L.P., Apollo Overseas Partners V, L.P., Apollo
Mangement IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8-K (File No. 1-
8747) filed on April 20, 2001).

4.9 Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo
Investment Fund IV, L.P., Apollo Overseas Partners
IV, L.P., Apollo Investment Fund V, L.P., Apollo
Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company's Form 8-K (File No. 1-
8747) filed on April 20, 2001).

     9	Durwood Voting Trust (Amended and Restated 1992
Durwood, Inc. voting Trust Agreement dated August 12,
1998). (Incorporated by reference from exhibit 99.2
to the Company's Schedule 13D (File No. 5-34911) filed July 22, 1999.

  10.1	AMC Entertainment Inc. 1983 Stock Option Plan
(Incorporated by reference from Exhibit 10.1 to AMCE's Form S-1 (File No. 2-84675) filed June 22,
1983).

  10.2	AMC Entertainment Inc. 1984 Employee Stock Purchase
Plan (Incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 (File No. 2-97523) filed July 3,
1984).

  10.3 (a)	AMC Entertainment Inc. 1984 Employee Stock Option
Plan (Incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 and Form S-3 (File No. 2-97522) filed
July 3, 1984).

  10.3 (b)	AMC Entertainment Inc. 1994 Stock Option and
Incentive Plan, as amended (Incorporated by reference from Exhibit 10.5 to AMCE's Form 10-Q (File No. 1-
8747) for the quarter ended December 31, 1998).

  10.3 (c)	Form of Non-Qualified (NON-ISO) Stock Option
Agreement (Incorporated by reference from Exhibit
10.2 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended December 26, 1996).

  10.3 (d)	AMC Entertainment Inc. 1999 Stock Option and Incentive
Plan, as amended. (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on
Form S-8 (File No. 333-92615) filed December 13, 1999).

  10.3 (e)	AMC Entertainment Inc. 1999 Stock Option Plan for
Outside Directors (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-92617) filed December 13,
1999.

  10.4	American Multi-Cinema, Inc. Savings Plan, a
defined contribution 401(k) plan, restated
January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to AMCE's Form S-1
(File No. 33-48586) filed June 12, 1992, as
amended).

  10.5 (a)	Defined Benefit Retirement Income Plan for Certain
Employees of American Multi-Cinema, Inc. dated
January 1, 1989, as amended (Incorporated by reference from Exhibit 10.7 to AMCE's Form S-1 (File
No. 33-48586) filed June 12, 1992, as amended).

  10.5(b)	AMC Supplemental Executive Retirement Plan dated
January 1,1994 (Incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10-K (File No.
0-12429) for the fiscal year ended March 30, 1995).

  10.6	Employment Agreement between American
Multi-Cinema, Inc. and Philip M. Singleton
(Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

  10.7	Employment Agreement between American
Multi-Cinema, Inc. and Peter C. Brown (Incorporated by reference from Exhibit 10.2 to the Company's Form
10-Q (File No.1-8747) for the quarter ended December
31, 1998).

  10.8	Disability Compensation Provisions respecting Stanley
H. Durwood (Incorporated by reference from Exhibit
10.12 to AMCE's Form S-1 (File No. 33-48586) filed
June 12, 1992, as amended).

  10.9	Executive Medical Expense Reimbursement and
Supplemental Accidental Death or Dismemberment
Insurance Plan, as restated effective as of February 1, 1991 (Incorporated by reference from
Exhibit 10.13 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

  10.10	Division Operations Incentive Program (Incorporated
by reference from Exhibit 10.15 to AMCE's Form S-1
(File No. 33-48586) filed June 12, 1992, as amended).

  10.11	Summary of American Multi-Cinema, Inc. Executive
Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on
Form S-2 (File No. 33-51693) filed December 23,
1993).

  10.12	AMC Non-Qualified Deferred Compensation Plans
(Incorporated by reference from Exhibit 10.37 to Amendment No. 2 to AMCE's Registration Statement on
Form S-2 (File No. 33-51693) filed February 18,
1994).

  10.13	Real Estate Contract dated November 1, 1995 among
Richard M. Fay, Mary B. Fay and American
Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.33 to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 28, 1996).

  10.14	American Multi-Cinema, Inc. Retirement Enhancement
Plan (Incorporated by reference from Exhibit 10.26 to AMCE's Registration Statement on Form S-4 (File
No. 333-25755) filed April 24, 1997).

 10.15	Employment Agreement between American
Multi-Cinema, Inc. and Richard M. Fay (Incorporated by reference from Exhibit 10.3 to AMCE's Form 10-Q
(File No. 1-8747) for the quarter ended December 31,
1998).

 10.16	American Multi-Cinema, Inc. Executive Savings Plan
(Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-
25755) filed April 24, 1997).

 10.17	Limited Partnership Agreement of Planet Movies
Company, L.P. dated October 17, 1997. (Incorporated by reference from Exhibit 10.25 to the Company's Form
10-K (file No. 1-8747) for the fiscal year ended
April 2, 1998).

 10.18	Agreement of Sale and Purchase dated November 21,
1997 among American Multi-Cinema, Inc. and AMC
Realty, Inc., as Seller, and Entertainment Properties
Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form
8-K (File No. 1-8747) filed December 9, 1997).

10.19	Option Agreement dated November 21, 1997 among
American Multi-Cinema, Inc. and AMC Realty, Inc., as
Seller, and Entertainment Properties Trust, as
Purchaser (Incorporated by reference from Exhibit
10.2 of the Company's Current Report on Form 8-K
(File No. 1-8747) filed December 9, 1997).

10.20	Right to Purchase Agreement dated November 21,
1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree
(Incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-
8747) filed December 9, 1997.)

10.21	Lease dated November 21, 1997 between Entertainment
Properties Trust, as Landlord, and American Multi-
Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company's Current Report on
Form 8-K (File No. 1-8747) filed December 9, 1997).
(Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive
16, Studio 30, Huebner Oaks 24, First Colony 24, Oak
View 24, Leawood Town Center 20, South Barrington 30,
Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town
Center 24 and Palm Promenade 24.

10.22	Guaranty of Lease dated November 21, 1997 between AMC
Entertainment, Inc., as Guarantor, and Entertainment
Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company's Current Report on
Form 8-K (File No. 1-8747) filed December 9, 1997,
(Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive
16, Studio 30, Huebner Oaks 24, First Colony 24, Oak
View 24, Leawood Town Center 20, South Barrington 30,
Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town
Center 24 and Palm Promenade 24.

10.23	Promissory Note dated August 11, 1998, made by Peter
C. Brown, payable to AMC Entertainment Inc.
(Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 1, 1998).

10.24	Promissory Note dated September 4, 1998, made by
Philip M. Singleton, payable to AMC Entertainment
Inc. (Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 1, 1998).

10.25 	Employment agreement between AMC Entertainment Inc.,
American Multi-Cinema, Inc. and Richard T. Walsh dated October 1, 1999. (Incorporated by reference from Exhibit 10.37 to the Company's Form 10-K (File
No. 1-8747) for the year ended March 30, 2000).

10.26	Form of Non-Qualified (Non-ISO) Stock Option
Agreement used in November 13, 1998 option grants to Mr. Stanley H. Durwood, Mr. Peter C. Brown and Mr.
Philip M. Singleton (Incorporated by reference from
Exhibit 10.6 to the Company's Form 10-Q (File No. 1-
8747) for the quarter ended December 31, 1998).

10.27	Retainer agreement with Raymond F. Beagle, Jr.
(Incorporated by reference from the Company's Form
10-Q (File No. 1-8747) for the quarter ended
September 30, 1999.

10.28	Non-Qualified (Non-ISO) Stock Option Agreement used
in June 18, 1999 option grants to Mr. Richard M. Fay and Mr. Richard T. Walsh. (Incorporated by reference from exhibit 10.1 to the Company's Form 10-Q (File
No. 1-8747) for the quarter ended July 1, 1999.

 10.29	Employment agreement between AMC Entertainment Inc.,
American Multi-Cinema, Inc. and John D. McDonald dated February 1, 1999. (Incorporated by reference from Exhibit 10.37 to the Company's Form 10-K (File
No. 1-8747) for the year ended March 30, 2000).

 10.30	Form of Option Agreement under 1999 Stock Option Plan
for Outside Directors used in December 3, 1999 option grants to Mr. Chares J. Egan, Jr., Mr. W. Thomas
Grant, II, Mr. Charles S. Paul and Mr. Paul E.
Vardeman. (Incorporated by reference from Exhibit
10.37 to the Company's Form 10-K (File No. 1-8747) for the year ended March 30, 2000).

 10.31	Non-Qualified (Non-ISO) Stock Option Agreement used
in June 18, 1999 option grant to Mr. John D.
McDonald. (Incorporated by reference from Exhibit
10.37 to the Company's Form 10-K (File No. 1-8747) for the year ended March 30, 2000).

*10.32	Form of Non-Qualified (Non-ISO) Stock Option
Agreement used in April 17, 2001 grants to Mr. Peter
C. Brown, Mr. Philip M. Singleton, Mr. Richard M.
Fay, Mr. Richard T. Walsh and Mr. John D. McDonald.


*10.33	Form of Restricted Stock Award Agreement used in
April 17, 2001 awards to Mr. Peter C. Brown, Mr.
Philip M. Singleton, Mr. Richard M. Fay, Mr. Richard
T. Walsh and Mr. John D. McDonald.

*21.	Subsidiaries of AMC Entertainment Inc.

*23.	Consent of PricewaterhouseCoopers LLP to the use of
their report of independent accountants included in
Part II, Item 8. of this annual report.

	_______
	--------------
*	Filed herewith