Form 10-K/A
period 2001-03-29
AMC ENTERTAINMENT INC
filed 2001-07-27
CIK 722077

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's voting stock held by non-affiliates as of June 5, 2001, computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $202,789,614.

Number of shares

Title of each class of common stock Outstanding as of May 11, 2001

Common Stock, 66 2/3 cents par value 19,427,098

Class B Stock, 66 2/3 cents par value 4,041,993

AMC Entertainment Inc., hereby amends Part III, Items 10, 11, 12, and 13 and Part IV, Item 14(c) of its Annual Report on Form 10-K for the year ended March 29, 2001 to include the amended Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Beneficial Owners, Item 13. Certain Relationships and Related Transactions. and paragraph (c) of Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 10. Directors and Executive Officers of the Registrant.

The Directors and Executive Officers of the Company are as follows:




Name	Age(1)	Positions
Peter C. Brown	42	Chairman of the Board, Chief Executive Officer and Director (the Company and AMC*); President (the Company)
Charles J. Egan, Jr.	68	Director (the Company)
Charles S. Paul	52	Director (the Company)
Paul E. Vardeman	71	Director (the Company)
W. Thomas Grant, II	51	Director (the Company)
Leon D. Black	49	Director (the Company)
Marc J. Rowan	38	Director (the Company)
Laurence M. Berg	35	Director (the Company)
Philip M. Singleton	54	Executive Vice President (the Company); President, Chief Operating Officer and Director (AMC)
Craig R. Ramsey	49	Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer (the Company and AMC); Director (AMC)
John D. McDonald	44	Executive Vice President, North American Operations (AMC)
Richard M. Fay	51	President (AMC Film Marketing, a division of AMC)
Richard T. Walsh	47	Executive Vice President, Film Operations (AMC Film Marketing)
James V. Beynon	53	Senior Vice President and Treasurer (the Company and AMC)
Mark A. McDonald	42	Executive Vice President, International Operations (AMC Entertainment International, Inc.)

*American Multi-Cinema, Inc. ("AMC") is a wholly owned subsidiary of the Company whose primary business is theatrical exhibition.

(1)As of July 16, 2001.

</table>

All current Executive Officers of the Company and its subsidiaries hold such offices at the pleasure of the Company's Board of Directors, subject to rights under their respective employment agreements. There are no family relationships between any Directors and Executive Officers except that Messrs.  John D. McDonald and Mark A. McDonald are brothers.

Mr. Peter C. Brown has served as a Director of the Company and AMC since November 12, 1992. Mr. Brown has served as Chairman of the Board and Chief Executive Officer of the Company since July 1999 and as President of the Company since January 1997. Mr. Brown served as Co-Chairman of the Board of the Company from May 1998 through July 1999. Mr. Brown served as Executive Vice President of the Company from August 1994 to January 1997. Mr. Brown also is Chairman of the Board, Chief Executive Officer and a Director of American Multi-Cinema, Inc. ("AMC"). In addition, Mr. Brown serves as Chairman of the Board of Trustees of Entertainment Properties Trust, a real estate investment trust, and serves on the Board of Directors of LabOne, Inc. Mr. Brown is also a member of the Board of Advisors for the University of Kansas School of Business. Mr. Brown is a graduate of the University of Kansas.

Mr. Charles J. Egan, Jr. has served as a Director of the Company since October 30, 1986. Mr. Egan is Vice President of Hallmark Cards, Incorporated, and was General Counsel of such company until December 31, 1996. Hallmark Cards, Incorporated is primarily engaged in the business of greeting cards and related social expressions products, Crayola crayons and the production of movies for television. Mr. Egan is a Trustee of the Durwood Voting Trust established under that certain 1992 Durwood, Inc. Voting Trust Agreement dated December 12, 1992, as amended and restated as of August 12, 1997 (the "Durwood Voting Trust"). Mr. Egan also serves as a member of the Board of Trustees, Treasurer and Chairman of the Finance Committee of the Kansas City Art Institute and is Co-Chair of the Harvard College Fund. Mr. Egan holds an A.B. degree from Harvard University and an LL.B. degree from Columbia University.

Mr. Charles S. Paul has served as a Director of the Company since December 2, 1999. Mr. Paul is Chairman of the Board of IFILM Corp., an online global film destination for film fans, filmmakers and industry professionals. Prior thereto, Mr. Paul was Chairman and Co-Founder of Sega GameWorks L.L.C. Mr. Paul was an Executive Vice President and director of MCA, Inc. from 1989 through March 1996 and served as President of MCA Enterprises, a division of the company, from 1986 through March 1996. Mr. Paul also serves on the Board of Directors of National Golf Properties, Inc. Mr. Paul holds an undergraduate degree from Stanford University and is a graduate of the University of Santa Clara School of Law.

Mr. Paul E. Vardeman has served as a Director of the Company since June 14, 1983. Mr. Vardeman was a director, officer and shareholder of the law firm of Polsinelli, White, Vardeman & Shalton, P.C. (now Polsinelli, Shalton and Welte, P.C.), Kansas City, Missouri from 1982 until his retirement from such firm in November 1997. Prior thereto, Mr. Vardeman served as a Judge of the Circuit Court of Jackson County, Missouri. Mr. Vardeman holds undergraduate and J.D. degrees from the University of Missouri-Kansas City.

Mr. W. Thomas Grant, II has served as a Director of the Company since November 14, 1996. Mr. Grant is Chairman of the Board, Chief Executive Officer, President and a Director of LabOne, Inc. LabOne , Inc. provides risk appraisal laboratory services for the insurance industry, clinical testing services for the healthcare industry and substance abuse testing services for employers. Mr. Grant also serves on the Boards of Directors of Commerce Bancshares, Inc., Kansas City Power & Light Company, Business Men's Assurance Company of America and Response Oncology, Inc. Mr. Grant holds a B.A. degree from the University of Kansas and an M.B.A. degree from the Wharton School of Finance at the University of Pennsylvania.

Mr. Leon D. Black has served as a Director of the Company since April 19, 2001. Mr. Black is one of the founding principals of Apollo Advisors, L.P. which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds; Apollo Real Estate Advisors, L.P. which, together with its affiliates, acts as the managing general partner of the Apollo Real Estate Investment Funds, private real estate investment funds; and Lion Advisors, L.P., a financial advisor to, and representative of, institutional investors with respect to securities investments. Mr. Black also serves on the Boards of Directors of Wyndham International, Inc., Allied Waste Industries, Inc., Samsonite Corporation, Sequa Corporation, United Rentals, Inc. and Vail Resorts, Inc. Mr. Black also serves as a Trustee of The Museum of Modern Art, Mount Sinai-NYU Medical Center, Lincoln Center for the Performing Arts, the Metropolitan Museum of Art, Prep for Prep, The Asia Society and Vail Valley Foundation. Mr. Black holds a B.A. degree from Dartmouth College and an M.B.A. degree from Harvard University.

Mr. Marc J. Rowan has served as a Director of the Company since April 19, 2001. Mr. Rowan is one of the founding principals of Apollo Advisors, L.P. which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds; and Lion Advisors, L.P., a financial advisor to, and representative of, institutional investors with respect to securities investments. Mr. Rowan also serves on the Boards of Directors of Wyndham International, Inc., Samsonite Corporation, Vail Resorts, Inc., National Financial Partners, Inc., NRT Incorporated, Quality Distribution, Inc. and Rare Medium Group, Inc. Mr. Rowan also serves on the executive committee of the Youth Renewal Fund and is a member of the Board of Directors of National Jewish Outreach Program and the Undergraduate Executive Board of The Wharton School of Business. Mr. Rowan holds a B.S. degree and an M.B.A. degree from The Wharton School of Business at the University of Pennsylvania.

Mr. Laurence M. Berg has served as a Director of the Company since April 19, 2001. Mr. Berg is a partner with Apollo Advisors, L.P. which, together with its affiliates, serves as managing general partner of the Apollo Investment Funds. Mr. Berg also serves on the Boards of Directors of Sylvan Learning Systems, Inc., Berlitz International, Inc., Resolution Performance Products and Rent-A-Center, Inc. Mr. Berg also serves on the Development Committee of the Fulfillment Fund. Mr. Berg holds a B.S. degree from The Wharton School of Business at the University of Pennsylvania and an M.B.A. degree from Harvard University.

Mr. Philip M. Singleton was elected President of AMC on January 10, 1997 and has served as Chief Operating Officer of AMC since November 14, 1991. Mr. Singleton has served as Executive Vice President of the Company since August 3, 1994. Mr. Singleton has served as a Director of AMC since November 12, 1992.

Mr. Craig R. Ramsey has served as Chief Financial Officer of the Company and AMC since January 24, 2000 and as Senior Vice President, Finance of the Company and AMC since August 20, 1998. Mr. Ramsey was elected Chief Accounting Officer of the Company and AMC effective October 15, 1999. Prior thereto, Mr. Ramsey served as Vice President, Finance from January 17, 1997 and as Director of Information Systems and Director of Financial Reporting since joining AMC on February 1, 1995.

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

Mr. James V. Beynon has served as Senior Vice President of the Company and AMC since September 29, 1999. Prior thereto, Mr. Beynon served as Vice President of the Company and AMC from September 19, 1994. Mr. Beynon has served as Treasurer of the Company and AMC since September 19, 1994.

Mr. Mark A. McDonald has served as Executive Vice President, International Operations of AMC Entertainment International, Inc., a subsidiary of the Company, since December 7, 1998. Prior thereto, Mr. McDonald served as Senior Vice President, Asia Operations from November 9, 1995 until his appointment as Executive Vice President in December 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Executive Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 2001 its Executive Officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

Compensation of Management

The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company (determined as of the end of the last fiscal year and hereafter referred to collectively as the "Named Executive Officers") for the last three fiscal years ended March 29, 2001, March 30, 2000 and April 1, 1999, respectively.




Summary Compensation Table

		Annual Compensation			Long-Term(2) Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compen- sation(1)	Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation(3)
Peter C. Brown	2001	$507,937	$454,230	N/A	-	-	$7,875
Chairman of the Board,	2000	471,244	112,455	N/A	-	-	9,462
Chief Executive Officer	1999	409,241	-	N/A	-	125,000	5,334
and President

Philip M. Singleton	2001	375,186	267,800	N/A	-	-	7,875
Chief Operating Officer	2000	375,145	66,300	N/A	-	-	7,789
	1999	383,702	-	N/A	-	100,000	5,317

Richard M. Fay	2001	289,285	132,750	N/A	-	-	7,875
President - AMC Film	2000	285,473	31,875	N/A	-	42,750	8,550
Marketing	1999	298,075	-	N/A	-	-	4,503

Richard T. Walsh	2001	289,756	132,750	N/A	-	-	8,204
Executive Vice President,	2000	270,089	31,875	N/A	-	15,500	8,058
Film Operations, AMC	1999	238,666	-	N/A	-	-	4,639
Film Marketing

John D. McDonald	2001	240,426	169,950	N/A	-	-	7,200
Executive Vice President,	2000	256,308	42,075	N/A	-	50,500	7,685
North American Operations	1999	217,695	-	N/A	-	-	8,308

(1)For the years presented, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus.

(2)On April 17, 2001, the Company made restricted stock awards under the 1999 Stock Option and Incentive Plan to the Named Executive Officers with respect to that number of shares and having a value (based on the market value of the shares of stock covered by the awards on the date of grant) as of the award date, as follows: Mr. Peter C. Brown - 30,000 shares ($209,400); Mr. Philip M. Singleton - 15,760 shares ($110,005); Mr. Richard M. Fay - 3,580 shares ($24,988); Mr. Richard T. Walsh - 3,580 shares ($24,988); and Mr. John D. McDonald - 6,450 shares ($45,021). Additionally, on April 17, 2001, the Company granted options under the 1999 Stock Option and Incentive Plan as follows: Mr. Peter C. Brown - 106,990 shares; Mr. Philip M. Singleton - 42,980 shares; Mr. Richard M. Fay - 7,160 shares; Mr. Richard T. Walsh - 7,160 shares; and Mr. John D. McDonald - 14,330 shares. One half of these restricted stock awards and non-qualified stock options vest one year from date of grant with the balance vesting two years from date of grant, subject to, with certain exceptions such as death or disability, continued employment with the Company. Pursuant to their employment agreements with the Company, under certain circumstances Messrs. Brown and Singleton will receive cash payments equal to the value of their respective vested and unvested stock options. See "Employment Contracts, Termination of Employment and Change of Control Arrangements". The exercise price of the options is $6.98 per share.

(3)For fiscal 2001, 2000 and 1999, All Other Compensation is comprised of AMC's contributions under AMC's 401(k) Savings Plan and Non-Qualified Deferred Compensation Plan, both of which are defined contribution plans.

</table>

Option Grants

There were no grants of stock options made during the last fiscal year to the Named Executive Officers.

Option Exercises and Holdings

The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of March 29, 2001. (No options were exercised by any Named Executive Officer during the last fiscal year.)




Aggregated Option/SAR Exercises in Last Fiscal Year

and Fiscal Year End Option/SAR Values

Shares Acquired		Value	Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-The-Money Options/ SARs at FY-End(1)
On Exercise		Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter C. Brown	-	$-	284,000	-	$-	$-
Philip M. Singleton	-	-	233,600	-	-	-
Richard M. Fay	-	-	45,000	-	-	-
Richard T. Walsh	-	-	45,000	-	-	-
John D. McDonald	-	-	55,000	-	-	-

(1)Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the value of the Company's Common Stock as of March 29, 2001. There were no "in-the-money" options outstanding as of March 29, 2001.

</table>

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

AMC also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the Retirement Plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993), the old limit, to $170,000 (in 2001).

The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under AMC's Retirement Plan and the Supplemental Executive Retirement Plan, assuming retirement in calendar 2001 at age 65, payable in the form of a single life annuity. The benefits are not subject to any deduction for Social Security or other offset amounts. The following table assumes the old limit would have been increased to $285,000 in 2001.




Highest Consecutive Five Year Average Annual Compensation	Years of Credited Service
	15	20	25	30	35
$125,000	$17,434	$23,245	$29,056	$34,868	$40,679
150,000	21,184	28,245	35,306	42,368	49,429
175,000	24,834	33,245	41,556	49,868	58,179
200,000	28,684	38,245	47,806	57,368	66,929
225,000	32,434	43,245	54,056	64,868	76,679
250,000	36,184	48,245	60,306	72,368	84,429
270,000	39,184	52,245	65,306	78,388	91,429
275,000	39,934	53,245	66,556	79,868	93,179
285,000	41,434	55,245	69,056	82,868	96,679

</table>

As of March 29, 2001, the years of credited service under the Retirement Plan for each of the Named Executive Officers were: Mr. Peter C. Brown, ten years; Mr. Philip M. Singleton, 27 years; Mr. Richard M. Fay, five years; Mr. Richard T. Walsh, 26 years; and Mr. John D. McDonald, 26 years.

AMC has established a Retirement Enhancement Plan (the "REP") for the benefit of officers who from time to time may be designated as eligible participants therein by the Board of Directors. The REP is a non-qualified deferred compensation plan designed to provide an unfunded retirement benefit to an eligible participant in an amount equal to (i) sixty percent (60%) of his or her average compensation (including paid and deferred incentive compensation) during the last three full years of employment, less (ii) the sum of (A) such participant's benefits under the Retirement Plan and Social Security, and (B) the amount of a straight life annuity commencing at the participant's normal retirement date attributable to AMC's contributions under the Supplemental Executive Retirement Plan, the 401(k) Savings Plan, the Non-Qualified Deferred Compensation Plan and the Executive Savings Plan. The base amount in clause (i) will be reduced on a pro rata basis if the participant completes fewer than twenty-five (25) years of service. The REP benefit vests upon the participant's attainment of age 55 or completion of fifteen (15) years of service, whichever is later, and may commence to a vested participant retiring on or after age 55 (who has participated in the plan for at least 5 years) on an actuarially reduced basis (6 2/3% for each of the first five years by which commencement precedes age 65 and an additional 3 1/3% for each year by which commencement precedes age 60). Benefits commence at a participant's normal retirement date (i.e., the later of age 65 or the participant's completion of five years of service with AMC) whether or not the participant continues to be employed by AMC. The accrued benefit payable upon total and permanent disability is not reduced by reason of early commencement. Participants become fully vested in their rights under the REP if their employment is terminated without cause or as a result of a change of control, as defined in the REP. No death, disability or retirement benefit is payable prior to a participant's early retirement date or prior to the date any severance payments to which the participant is entitled cease.

Mr. Peter C. Brown and Mr. Philip M. Singleton have been designated as eligible to participate in the REP. The estimated monthly amounts that Mr. Brown and Mr. Singleton will be eligible to receive under the REP at age 65 are $64,000 and $19,000, respectively; such amounts are based on certain assumptions respecting their future compensation amounts and the amounts of AMC contributions under other plans. Actual amounts received by such individuals under the REP may be different than those estimated.

Employment Contracts, Termination of Employment and Change of Control Arrangements

Messrs. Peter C. Brown, Philip M. Singleton, Richard M. Fay, Richard T. Walsh and John D. McDonald have entered into employment agreements with the Company, each with a term commencing as of July 1, 2001. The employment agreements provide for annual base salaries of no less than the following amounts: Mr. Brown - $625,000; Mr. Singleton - $425,000; Mr. Fay - $300,000; Mr. Walsh - $300,000; and Mr. McDonald - $275,000. The employment agreements also provide for discretionary bonuses, an automobile allowance, reimbursement of reasonable travel and entertainment expenses and other benefits offered from time to time to other Executive Officers. The employment agreement of Mr. Brown has a term of five years, that of Mr. Singleton has a term of three years and those of Mr. Fay, Mr. Walsh and Mr. McDonald have terms of two years. On the anniversary date of each employment agreement, one year shall be added to its term, so that each employment agreement shall always have a five year, three year or two year term, as the case may be, as of each anniversary date. Each employment agreement terminates generally without severance if such employee is terminated for cause or upon such employee's resignation, each as defined in his employment agreement. The Company will pay the employee a pro rata portion of the bonus he would otherwise be eligible to receive upon termination by reason of employee's retirement. If any of Messrs. Fay, Walsh or McDonald dies or is terminated without cause or following his disability or terminates his agreement subsequent to specified changes in his responsibilities, annual base salary or benefits following a change of control, each as defined in the agreement, he will be entitled to receive a lump sum cash payment equal to two years annual base salary. If either Mr. Brown or Mr. Singleton dies or is terminated without cause or following his disability or terminates his agreement for good reason or following a change of control, each as defined in the agreement, he will be entitled to receive (i) a lump sum cash payment equal to such employee's then annual base salary for the remainder of the term of the agreement plus the bonus such employee would be entitled to receive as if the target level had been obtained multiplied by the number of years remaining in the term of the employment agreement and (ii) a cash payment equal to the difference between (a) the value of all vested and unvested stock options granted by the Company to employee which have an exercise price per share less than the closing price per share of the Company's Common Stock on the date of termination and (b) the exercise price of such options. In addition, the Company will redeem shares of the Company's Common Stock previously purchased by Mr. Brown or Mr. Singleton with the proceeds of a loan from the Company. (Mr. Brown financed a purchase of 375,000 shares of the Company's Common Stock with such a loan and Mr. Singleton financed the purchase of 250,000 shares of the Company's Common Stock with such a loan.) In such event, if the employee's obligations under the note to the Company exceed the value of the stock which he acquired with the note proceeds, the Company will forgive a portion of such excess in an amount based upon a formula set forth in the employment agreement and also pay employee an amount equal to all taxes imposed on employee as a result of the note forgiveness. Furthermore, the Compensation Committee has the discretion to permit the employee or his estate to retain all shares of the Company's Common Stock purchased with the proceeds of the note. The amounts payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as July 16, 2001 were as follows: Mr. Brown - $5,330,000; Mr. Singleton - $2,055,000, Mr. Fay - $600,000, Mr. Walsh - $600,000 and Mr. McDonald - $550,000. The values of outstanding employee stock options that would be payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as of July 16, 2001, were as follows: Mr. Brown - $1,303,726 and Mr. Singleton - $791,843. The amount of note proceeds and interest that would be forgiven by the Company assuming termination by reason of a change of control as of July 16, 2001, together with payments by the Company equal to the estimated amount of taxes which would have been incurred by the employee as a result of the forgiveness, were as follows: Mr. Brown - $2,308,104 and Mr. Singleton - $156,426.

As permitted by the 1994 and 1999 Stock Option and Incentive Plans, stock options granted to participants thereunder provide for acceleration upon the termination of employment within one year after the occurrence of certain change of control events, whether such termination is voluntary or involuntary, or with or without cause. In addition, the Compensation Committee may permit acceleration upon the occurrence of certain extraordinary transactions which may not constitute a change of control.

AMC maintains a severance pay plan for full-time salaried nonbargaining employees with at least 90 days of service. For an eligible employee who is subject to the Fair Labor Standards Act ("FLSA") overtime pay requirements (a "nonexempt eligible employee"), the plan provides for severance pay in the case of involuntary termination of employment due to layoff of the greater of two weeks' basic pay or one weeks' basic pay multiplied by the employee's full years of service up to no more than twelve weeks' basic pay. There is no severance pay for a voluntary termination, unless up to two weeks' pay is authorized in lieu of notice. There is no severance pay for an involuntary termination due to an employee's misconduct. Only two weeks' severance pay is paid for an involuntary termination due to substandard performance. For an eligible employee who is exempt from the FLSA overtime pay requirements, severance pay is discretionary (at the Department Head/Supervisor level), but will not be less than the amount that would be paid to a nonexempt eligible employee.

Compensation of Directors

Effective December 2, 1999, each non-employee director receives $65,000 annually for service on the Board of Directors and, in addition, $1,500 for each Board meeting and $1,000 for each Board committee meeting which they attend.

Pursuant to the Company's 1999 Stock Option Plan for Outside Directors (the "1999 Directors Option Plan"), the non-employee directors are permitted to elect to receive up to all of their $65,000 annual fee in the form of stock options. The number of options which may be received is determined by dividing the amount of the fee taken in the form of options by 30% of the fair market value of the Company's Common Stock on the effective date of the grant, which is the first business day after the Annual Meeting of Stockholders. Under the 1999 Directors Option Plan, each non-employee director also receives a one time grant of options whose value (estimated under the 1999 Directors Option Plan for this purpose at 30% of the fair market value of the Company's Common Stock) is $14,000. Options generally become exercisable one year after grant and terminate ten years after grant. However, exercisability is accelerated upon the occurrence of a change of control of the Company, as defined in the 1999 Directors Option Plan, or such director's death, disability or retirement from service as a director upon or after reaching age 70, and options will terminate prior to the tenth anniversary of the date of grant within specified periods following termination of service as a director. Directors may elect to pay any required withholding taxes in connection with the exercise of an option by having the Company withhold shares otherwise issuable upon exercise. The maximum number of shares issuable under the 1999 Directors Option Plan is 200,000 and no director may receive more than 50,000 shares under the 1999 Directors Option Plan.

For the fiscal year ended March 29, 2001, the non-employee directors received the following for their service as directors under the Company's compensation arrangements for non-employee directors: Mr. Charles J. Egan, Jr., $78,500; 0 options; Mr. W. Thomas Grant, II, $60,607; 23,660 options; Mr. Paul E. Vardeman, $64,000; 14,010 options; and Charles S. Paul, $58,607; 23,660 options.

Compensation Committee Interlocks and Insider Participation

Mr. Charles J. Egan, Jr. is a member of the Compensation Committee. Mr. Egan is a Trustee of the Durwood Voting Trust, which has the power to vote all shares of the Company's Class B Stock. Mr. Egan also is a Trustee of the Revocable Trust established under that certain Revocable Trust Agreement of Mr. Stanley H. Durwood dated August 14, 1989, as amended and restated as of May 12, 1999 (the "Revocable Trust"), and is the Trustee of the Pamela Yax Durwood Marital Trust created pursuant to the above Revocable Trust Agreement (the "Marital Trust"). The Revocable Trust and the Marital Trust are the beneficial owners of all shares of the Company's Class B Stock.

Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer, President and a Director of the Company, serves as a director of LabOne, Inc. Mr. W. Thomas Grant, II, an Executive Officer of LabOne , Inc., served on the Compensation Committee of the Company until May 22, 2000.

Item 12. Security Ownership of Beneficial Owners.

The following table sets forth certain information as of July 16, 2001 (except as noted) with respect to principal owners of each class of the Company's voting securities:




Title of Class	Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Class B Stock	Raymond F. Beagle, Jr. 2345 Grand Blvd. Kansas City, MO 64108	4,041,993(1)	100%

	Charles J. Egan, Jr. 106 West 14th Street Kansas City, MO 64105	4,041,993(1)	100%

Series A Preferred Stock	"Apollo Group" Apollo Investment Fund IV, L.P. Apollo Overseas Partners IV, L.P. Apollo Advisors IV, L.P. Apollo Management IV, L.P. c/o Apollo Advisors IV, L.P. Two Manhattanville Road Purchase, NY 10577;	87,722(2)	94.1%
	Apollo Investment Fund V, L.P. Apollo Overseas Partners V, L.P. Apollo Advisors V, L.P. Apollo Management V, L.P. c/o Apollo Advisors V, L.P Two Manhattanville Road Purchase, NY 10577;
	and
	AP Entertainment LLC c/o Apollo Management V, L.P. Two Manhattanville Road Purchase, N. Y. 10577

	Sandler Capital Management 767 Fifth Avenue New York, New York 10153	5,520(3)	5.9%

Series B Preferred Stock	"Apollo Group" (see above)	152,312(2)	94.1%

	Sandler Capital Management (see above)	9,480(3)	5.9%

Common Stock	Ronald B. Ferrin and Group 2215 York Road, Suite 209 Oak Brook, IL 60523	1,822,600(4)	9.4%
	Sandler Capital Management (see above)	2,596,464(5)	12.9%

	Harvey Sandler Sandler Enterprises 1555 North Park Drive, Suite 101 Weston, Florida 33326	1,604,437(6)	8.3%

	Michael J. Marocco 767 Fifth Avenue New York, New York 10153	1,489,437(7)	7.7%

	John Kornreich 767 Fifth Avenue New York, New York 10153	1,474,437(8)	7.6%

	Syufy Century Corporation 150 Pelican Way San Rafael, CA 94901	1,407,000(9)	7.2%

	Raymond F. Beagle, Jr. (see above)	4,042,143(10)	17.2%(10)

	Charles J. Egan, Jr. (see above)	4,042,143(10)	17.2%(10)
	Apollo Group (see above)	12,268,811(11)	38.7%(11)

(1)The Company's Class B Stock is held of record by the Durwood Voting Trust established under that certain 1992 Durwood, Inc. Voting Trust Agreement dated December 12, 1992, as amended and restated as of August 12, 1997. Beneficial interests in the Durwood Voting Trust are held by a trust established under a Revocable Trust Agreement of Mr. Stanley H. Durwood dated August 14, 1989, as amended and restated as of May 12, 1999 (the "Revocable Trust") and by the Pamela Yax Durwood Marital Trust created pursuant to the above described Revocable Trust Agreement (the "Marital Trust"). The Trustees of the Durwood Voting Trust and of the Revocable Trust are Mr. Raymond F. Beagle, Jr., the Company's general counsel, and Mr. Charles J. Egan, Jr., a Director of the Company. The Trustee of the Marital Trust is Mr. Charles J. Egan, Jr. As Trustees, Messrs. Beagle and Egan share voting and investment power over all outstanding shares of Class B Stock and may be deemed to beneficially own all of such shares. (Although Mr. Egan is the sole trustee of the Marital Trust, Mr. Beagle shares the power to dispose of the shares in which the Marital Trust has a beneficial interest because under the terms of the Voting Trust, the Voting Trust trustees must approve any transfer of shares held in the Voting Trust). Each of Messrs. Beagle and Egan disclaims beneficial ownership of any of such shares attributable to him solely by reason of his position as Trustee. Under the terms of the Durwood Voting Trust, the Trustees (or their successors and any additional trustees whom they might appoint) have all voting powers with respect to shares held therein, and exercise such rights by majority vote. Unless otherwise terminated or extended in accordance with its terms, the Durwood Voting Trust will terminate in 2030.

The 4,041,993 shares of the Company's Class B Stock constitute 100% of the outstanding shares of such class. Pursuant to the Company's Restated and Amended Certificate of Incorporation, the holders of the Company's Class  B Stock are entitled to ten votes per share on all matters that are voted upon as a class by the holders of the Company's Common Stock, Class B Stock and, if applicable, Series A Preferred Stock entitled to be voted on an as converted basis. Shares of Class B Stock are convertible into Common Stock on a share-for-share basis at any time at the option of the holder. As of July 16, 2001, the shares of the Company's Class B Stock and Common Stock held by the Durwood Voting Trust represent 66.7% of the voting power of the Company's outstanding stock, other than in the election of directors or in matters reserved for a class vote by the holders of the Company's Common Stock or Class B Stock. This percentage includes approximately 772,027 votes attributable to the shares of Series A Preferred Stock held by the Sandler Funds (see Note (3)), which are entitled to vote on an "as converted" basis with the Common Stock and Class B Stock on certain matters.

The voting control of the Trustees may be diluted if the Trustees are required to dispose of shares to honor provisions of the Revocable Trust or the Marital Trust or otherwise. Other factors which may substantially dilute the voting control of the Trustees include, but are not limited to, the following: (1) the issuance of additional shares of Common Stock by the Company, including under the Company's employee benefit plans; (2) the transfer by the Apollo Purchasers of shares of Series A Preferred Stock to persons who may be entitled to vote such shares on an "as-converted" basis; (3) the conversion of shares of Series A Preferred Stock into Common Stock; and (4) the exchange of Series B Preferred Stock for Series A Preferred Stock. If all Series B Preferred Stock is exchanged for Series A Preferred Stock, the Class B Stock would represent 42.4% of the total voting power (other than in the election of directors) of all outstanding stock of the Company, assuming all of the Series A Preferred Stock is either converted to Common Stock or held by persons entitled to vote such stock on an as converted basis. See Notes (2),(3) for information regarding limitations on the conversion rights of certain holders of Series A Preferred Stock.

(2)Beneficial ownership is as reported in Amendment No. 1 to Schedule 13D dated as of July 3, 2001.

As used herein, "Initial Apollo Purchasers" means Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, the "Apollo IV Purchasers"), Apollo Investment Fund V, L.P. and Apollo Overseas Partners V, L.P. (collectively, the "Apollo V Purchasers"). "Apollo" means Apollo Management IV, L.P., in its capacity as investment manager of the Apollo IV Purchasers ("Apollo IV Management"), and Apollo Management V, L.P., in its capacity as investment manager to the Apollo V Purchasers ("Apollo V Management"), together with their affiliates. According to their Schedule 13D filed on April 20, 2001, Apollo Advisors IV, L.P. is the general partner of Apollo Investment Fund IV, L.P. and the managing general partner of Apollo Overseas Partners IV, L.P., and Apollo Advisors V, L.P. is the general partner of Apollo Investment Fund V, L.P. and the managing general partner of Apollo Overseas Partners V, L.P. The foregoing parties identified in this paragraph, together with AP Entertainment LLC, are referred to collectively as the "Apollo Group."

Pursuant to an Investment Agreement dated April 19, 2001, the Initial Apollo Purchasers acquired 92,000 shares of Series A Preferred Stock and 158,000 share of Series B Preferred Stock from the Company. According to Amendment No. 1 to Schedule 13D of the Initial Apollo Purchasers filed on July 3, 2001, on June 29, 2001 the Initial Apollo Purchasers sold 3,680 shares of Series A Preferred Stock and 6,320 shares of Series B Preferred Stock to AP Entertainment LLC, a vehicle formed for the purpose of holding the Company's securities that is managed by Apollo V Management. On July 3, 2001, the Initial Apollo Purchasers sold 5,520 shares of Series A Preferred Stock and 9,480 shares of Series B Preferred Stock to the Sandler Funds.

After giving effect to these transactions, the Apollo Group owns 87,722 shares of Series A Preferred Stock and 152,312 shares of Series B Preferred Stock. The terms of the Series A Preferred Stock provide that each share is convertible into 139.86 shares of Common Stock, subject to adjustment. Presently, these shares of Series A Preferred Stock are convertible into an aggregate of 12,268,811 shares of Common Stock, or 38.7% of the shares of such class giving effect only to such conversion. At the next annual meeting of stockholders ("Annual Meeting"), the Company will seek stockholder approval of an amendment to its Restated and Amended Certificate of Incorporation that will increase the number of shares of Common Stock that the Company is authorized to issue (the "Amendment"). If the Amendment is approved, to the extent such an exchange will not result in a change in control under the Indentures, the 152,312 shares of Series B Preferred Stock will be automatically exchanged for 152,312 shares of Series A Preferred Stock. These 152,312 shares of Series A Preferred Stock would be convertible into an additional 21,302,377 shares of Common Stock, which, together with the 12,268,811 shares of Common Stock referred to above, would represent 63.3% of the shares of such class, giving effect only to such conversion. However, pursuant to an agreement between the Company and certain members of the Apollo Group, members of the Apollo Group may not convert their shares of Series A Preferred Stock into Common Stock, except in connection with a disposition of such shares, before April 20, 2006.

Regular dividends on the Series A Preferred Stock are payable at the annual rate of 6.75% per annum and must be paid with additional shares of Series A Preferred Stock through April 19, 2004 (the "PIK Period"). Thereafter, dividends on shares of the Series A Preferred Stock may be paid in cash or shares of Series A Preferred Stock, at the Company's option, through April 19, 2008. Assuming that the Amendment to the Restated and Amended Certificate of Incorporation referred to above is approved by stockholders at the Annual Meeting of Stockholders, by the end of the PIK Period the Apollo Purchasers might hold an aggregate of 289,506 shares of Series A Preferred Stock. Based on the current conversion price of $7.15 per share of Common Stock, assuming full conversion of the Series A Preferred Stock for Common Stock at the end of the PIK Period, the Apollo Purchasers would hold an aggregate of 40,490,349 shares of Common Stock at the end of such period. However, pursuant to an agreement between the Company and certain members of the Apollo Group, members of the Apollo Group may not convert their shares of Series A Preferred Stock into Common Stock, except in connection with a disposition of such shares, before April 20, 2006.

Apollo and the Apollo Purchasers are bound by a Standstill Agreement with the Company which, for a period of five years ending April 19, 2006 (the "Standstill Period"), among other matters, restricts their ability to (i)  acquire additional voting securities of the Company, (ii) propose certain extraordinary corporate transactions, (iii) seek to elect or remove members of the Board of Directors or (iv) engage in election contests. Further, if during the Standstill Period an Apollo Purchaser wishes to convert Series A Preferred Stock to Common Stock it may do so only in connection with a permitted disposition under the Standstill Agreement.

Until such time as the Apollo Purchasers no longer beneficially own 50% of the aggregate number of shares of Preferred Stock issued pursuant to the Investment Agreement (reduced by the shares sold on July 3, 2001 to the Sandler Funds) or either Apollo is terminated as investment manager of the Apollo Purchasers or an Apollo affiliate is removed as the general partner of the Apollo Purchasers and, in either case, is not replaced by another Apollo affiliate, (i)  Apollo's approval is required with respect to certain corporate actions, including, generally, amending the Company's Restated and Amended Certificate of Incorporation or bylaws, creating, issuing or purchasing capital stock, paying cash dividends, prepaying indebtedness, incurring indebtedness, engaging in mergers with other companies, engaging in certain affiliate transactions, changing the size of the Board of Directors or acquiring significant assets and (ii) Apollo Purchasers that are holders of Series A Preferred Stock and Series B Preferred Stock, acting as a single class, are entitled to elect three members of the Company's Board of Directors. Pursuant to an Investment Agreement between the Company, Apollo and the Initial Apollo Purchasers, the Apollo Purchasers have agreed that so long as they hold shares of Preferred Stock and the Apollo Purchasers have Preferred Stock Approval Rights, Apollo Investment Fund IV and Apollo Investment Fund V shall be entitled to elect two of the three directors, with each being entitled to elect one of the two so long as it holds Preferred Shares. The third director is to be elected collectively by all Apollo Purchasers.

In their Schedule 13D filed on April 20, 2001, as amended on July 3, 2001, each member of the Apollo Group reported that it shared the power to dispose of the shares reported therein as beneficially owned but stated that, in light of its agreement in the Investment Agreement not to convert shares of Series A Preferred Stock into Common Stock from April 20, 2001 until April 20, 2006 except in connection with the disposition of such Common Stock to an unaffiliated third party, notwithstanding the right to elect directors, such person has no ability to exercise voting power with respect to the Common Stock following conversion during such time period.

(3)These shares were acquired by Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P., and Sandler Capital Partners V Germany, L.P. on July 3, 2001 from the Initial Apollo Purchasers. Sandler Capital Management, Sandler Investment Partners, L.P. and MJDM Corp. are general partners of each of the purchasers, which purchasers are referred to collectively as the Sandler Funds in Note (2). Pursuant to the agreement under which the Sandler Funds acquired the shares of Preferred Stock from the Initial Apollo Purchasers, the Sandler Funds are subject to restrictions similar to those to which the Apollo Purchasers are subject. Generally, without the Company's consent, the Sandler Funds may not convert their shares of Series A Preferred Stock into Common Stock before April 20, 2006, except in connection with a disposition of such shares, and may not transfer their shares of Series B Preferred Stock before October 19, 2002.

(4)As reported in his Amendment No. 1 to Schedule 13D dated January 16, 2001. Mr. Ferrin reports that he has sole voting and dispositive power with respect to 355,700 shares, Mrs. Janet Madori-Ferrin has sole voting and dispositive power with respect to 522,000 shares, Mr. John E. Gorman has sole voting and dispositive power with respect to 239,400 shares and Fairmac Realty Corporation has sole voting and dispositive power with respect to 705,500 shares. The Amendment No. 1 to Schedule 13D also reports that Mr. Ferrin and Mr. Gorman have shared voting and dispositive power over 705,500 shares as reported in its Schedule 13D dated February 1, 2001.

(5)Includes 1,824,437 shares, or 9.4% of the outstanding shares of Common Stock as of July 16, 2001, reported in a Schedule 13G filed on February 14, 2001, and 772,027 shares issuable upon conversion of the Series A Preferred Stock referred to in Note (3). Sandler Capital Management is one of a number of parties named in the Schedule 13G, which states that it was filed on behalf of Sandler Capital Management. Of the 1,824,437 shares of Common Stock reported in the Schedule, Sandler Capital Management reported shared voting and dispositive power as to 335,700 shares and sole voting and dispositive power over no other shares. The only persons named in the Schedule 13G reporting beneficial ownership of more than 5% of the Company's Common Stock were Harvey Sandler, Michael J. Marocco and John Kornreich, each of whom stated that he was a general partner of Sandler Capital Management and affiliated with certain other entities named in the Schedule 13G.

(6)As reported in the Schedule 13G filed on February 14, 2001 referred to in Note (5), Harvey Sandler has sole voting and dispositive power over 115,000 shares and shared voting and dispositive power over 1,489,437 shares. According to the Schedule 13G, Mr. Sandler shares voting and dispositive power with Mr. Marocco and Mr. Kornreich with respect to 1,469,437 of these shares.

(7)As reported in the Schedule 13G filed on February 14, 2001 referred to in Note (5), Michael J. Marocco has sole voting and dispositive power over 0 shares and shared voting and dispositive power over 1,489,437 shares. According to the Schedule 13G, Mr. Marocco shares voting and dispositive power with Mr. Sandler and Mr. Kornreich with respect to 1,469,437 of these shares.

(8)As reported in the Schedule 13G filed on February 14, 2001 referred to in Note (5), John Kornreich has sole voting and dispositive power over 5,000 shares and shared voting and dispositive power over 1,469,437 shares. According to the Schedule 13G, Mr. Kornreich shares voting and dispositive power with Mr. Marocco and Mr. Sandler with respect to these 1,469,437 shares.

(9)As reported in its Schedule 13D dated January 11, 2000. Syufy Century Corporation reports that it has sole voting power and sole dispositive power with respect to 1,407,000 shares.

(10)Assumes the conversion of outstanding Class B Stock for Common Stock. Percentage ownership does not reflect any conversion of Series A Preferred Stock for Common Stock.

(11)Assumes the conversion of outstanding Series A Preferred Stock for Common Stock. Percentage ownership does not reflect any conversion of Class B Stock for Common Stock. The number of shares shown as beneficially owned does not give effect to the exchange of outstanding Series B Preferred Stock for Series A Preferred Stock.

</table>

Beneficial Ownership By Directors and Officers

The following table sets forth certain information as of July 16, 2001, with respect to beneficial ownership by Directors and Executive Officers of the Company's Common Stock, Class B Stock and Series A and Series B Preferred Stock. The amounts set forth below include the vested portion of 782,600 shares of Common Stock subject to options under the Company's 1983 and 1984 Stock Option Plans and the 1994 Stock Option and Incentive Plan held by Executive Officers and the vested portion of 68,690 shares of Common Stock subject to options under the Company's 1999 Stock Option Plan for Outside Directors. Unless otherwise indicated, the persons named are believed to have sole voting and investment power over the shares shown as beneficially owned by them.




Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Series A Preferred	Leon D. Black	87,722(1)	94.1%
Stock	Marc J. Rowan	87,722(1)	94.1%
	Laurence M. Berg	87,722(1)	94.1%
Series B Preferred	Leon D. Black	152,312(1)	94.1%
Stock	Marc J. Rowan	152,312(1)	94.1%
	Laurence M. Berg	152,312(1)	94.1%
Class B Stock	Charles J. Egan, Jr.	4,041,993(2)	100.0%
Common	Leon D. Black	12,268,811(3)	38.7%(3)
Stock	Marc J. Rowan	12,268,811(3)	38.7%(3)
	Laurence M. Berg	12,268,811(3)	38.7%(3)
	Peter C. Brown	659,000(6)	3.4%
	Philip M. Singleton	498,600(6)	2.6%
	Richard T. Walsh	45,050(6)	*
	Richard M. Fay	50,933(6)	*
	John D. McDonald	55,100(6)	*
	W. Thomas Grant, II	28,078(4)	*
	Charles S. Paul	46,340(4)	*
	Paul E. Vardeman	11,640(4)	*
	Charles J. Egan, Jr.	4,046,813(4)(5)	17.2%
	All Directors and
	Executive Officers
	as a group (15 persons, including the individuals named above)	17,830,365(3)(4)(5)(6)	48.7%

*Less than one percent.

(1)See Note (2) under "Security Ownership of Certain Beneficial Owners." Messrs. Black, Rowan and Berg are affiliates of Apollo. Messrs. Black, Rowan and Berg have each disclaimed beneficial ownership of these shares.

(2)See Note (1) under "Security Ownership of Certain Beneficial Owners."

(3)Assumes conversion of Series A Preferred Stock. See Note (11) under "Security Ownership of Certain Beneficial Owners." Messrs. Black, Rowan and Berg have each disclaimed beneficial ownership of the Series A Preferred Stock (see Note (1) above) and the shares of Common Stock issuable upon its conversion.

(4)Includes shares subject to presently exercisable options to purchase Common Stock under the Company's 1999 Stock Option Plan for Outside Directors, as follows: Mr. Grant - 26,340 shares; Mr. Vardeman - 11,340 shares; Mr. Egan - 4,670 shares; Mr. Paul - 26,340 shares; and all Outside Directors as a group - 68,690 shares.

(5)Assumes conversion of Class B Stock. See Note (10) under "Security Ownership of Certain Beneficial Owners."

(6)Includes shares subject to presently exercisable options to purchase Common Stock under the Company's 1983 and 1984 Stock Option Plans and the 1994 Stock Option and Incentive Plan, as follows: Mr. Peter C. Brown - 284,000 shares; Mr. Philip M. Singleton - 233,600 shares; Mr. Richard M. Fay - 45,000 shares; Mr. Richard T. Walsh - 45,000 shares; Mr. John D. McDonald - 55,000 shares; and all Executive Officers as a group - 782,600 shares.

</table>

Item 13. Certain Relationships and Related Transactions.

The Company seeks to ensure that all transactions with related parties are fair, reasonable and in the best interest of the Company. In this regard, the Audit Committee of the Board of Directors of the Company reviews all material proposed transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to the Company as could have been obtained from an unaffiliated third party. Set forth below is a description of significant transactions which have occurred since March 31, 2000 or which involve obligations that remain outstanding as of July 16, 2001.

In connection with the 1997 merger of the Company and Durwood, Inc. ("DI"), the Company agreed to pay Mr. Stanley H. Durwood's estate any credit amounts arising after March 31, 2000 that result from net tax benefits realized by the Company from the utilization by the Company of alternative minimum tax credit carryforwards and Missouri operating loss carryforwards of DI. The maximum amount of credit amounts that could be paid to Mr. Durwood's estate is approximately $1,100,000. At this time, the Company has not realized any of DI's net tax benefits on the tax returns it has filed since 1998.

As a Successor Trustee of the Voting Trust with shared voting powers over shares held in the Durwood Voting Trust, Mr. Raymond F. Beagle, Jr. may be deemed to beneficially own in excess of 5% of the Company's voting securities. Mr. Beagle serves as general counsel to the Company under a three year retainer agreement which provides for annual payments of $400,000. On each anniversary date of the retainer agreement, one year will be added to the term so that as of each anniversary date the retainer agreement will have a three year term. The agreement provides for severance payments upon a change of control or termination (other than upon resignation or retirement or for cause) equal to the annual payments for the remaining term. The agreement also provides for deferred payments from a previously established rabbi trust in a formula amount ($35,623 monthly as of July 16, 2001, which amount reflects a $150,000 discretionary deferred bonus which has been paid to the rabbi trust during fiscal 2002), for a period of twelve years after termination of services or a change of control.

Pursuant to a program recommended by the Compensation Committee and approved by the Company's Board of Directors, the Company loaned Mr. Peter C. Brown $5,625,000 to purchase 375,000 shares of the Company's Common Stock. Mr. Brown purchased such shares on August 11, 1998. Under such program the Company also loaned Mr. Philip M. Singleton $3,765,000 to purchase 250,000 shares of the Company's Common Stock. Mr. Singleton purchased such shares from September 11 to September 15, 1998 and unused proceeds of $811,000 were repaid to the Company, leaving a remaining unpaid principal balance of $2,954,000. Such loans are unsecured and bear interest at a rate at least equal to the applicable federal rate prescribed by Section 1274(d) of the Internal Revenue Code in effect on the date of such loan (6% per annum for the loans to Messrs. Brown and Singleton). Interest on these loans accrues and is added to principal annually on the anniversary date of such loan, and the full principal amount and all accrued interest is due and payable on the fifth anniversary of such loan. On July 16, 2001, the principal amount of the loan to Mr. Brown was $6,270,000 and the principal amount of the loan to Mr. Singleton was $3,292,000. Accrued interest on the loans as of July 16, 2001 was $477,600.

Periodically, the Company and DI or Delta Properties, Inc. ("Delta"), a former subsidiary of DI, reconciled any amounts owed by one company to the other. Charges to the intercompany account have included payments made by the Company on behalf of DI or Delta. The largest balance owed by DI or Delta to the Company during fiscal 2001 was $11,322. This balance was reimbursed by Delta on June 7, 2000.

During fiscal 1998, the Company sold the real estate assets associated with 13 theatres to Entertainment Properties Trust ("EPT"), a real estate investment trust, for an aggregate purchase price of $283,800,000. The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. (Such sales and leases being referred to herein collectively as the "Sale and Lease Back Transaction"). The Company leases four additional theatres from EPT under the same terms as those included in the Sale and Lease Back Transaction. Annual rentals for these four theatres are based on an estimated fair value of $102,600,000 for the theatres. In addition, for a period of five years subsequent to November 1997, EPT has a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer, President and a Director of the Company, is also the Chairman of the Board of Trustees of EPT.

Lathrop & Gage L.C., a law firm of which Mr. Raymond F. Beagle, Jr. is a member, renders legal services to the Company and its subsidiaries. During fiscal 2001, the Company paid Lathrop & Gage L.C. $3,252,000 for such services.

On April 19, 2001, the Initial Apollo Purchasers purchased 92,000 shares of Series A Preferred Stock and 158,000 shares of Series B Preferred Stock for an aggregate purchase price of $250 million. In accordance with the Investment Agreement pursuant to which the shares were purchased, the Company paid Apollo a fee of $8.75 million and paid Apollo's transaction expenses of $3.75 million. The Company has entered into a Registration Rights Agreement with the Initial Apollo Purchasers in which it has given the Apollo Purchasers and their permitted transferees demand and piggyback registration rights with respect to shares of Preferred Stock and Common Stock held by them. The Company has consented to the assignment by the Initial Apollo Purchasers to the Sandler Funds of registration rights with respect to the shares of Preferred Stock (and underlying shares of Common Stock issuable upon conversion of such Preferred Stock) sold by the Initial Apollo Purchasers to the Sandler Funds.

For a description of certain employment agreements between the Company and Messrs. Peter C. Brown, Philip M. Singleton, Richard M. Fay, Richard T. Walsh and John D. McDonald, see "Employment Contracts, Termination of Employment and Change of Control Arrangements."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.

By: /s/ Craig R. Ramsey

Craig R. Ramsey

Senior Vice President,

Finance, Chief Financial Officer and

Chief Accounting Officer

Date: July 27, 2001

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

3.1 Amended and Restated Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997) (Incorporated by Reference from Exhibit 3.1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

3.2 Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

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

*10.6 Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Philip M. Singleton which commenced on July 1, 2001.

*10.7 Employment Agreement between AMC Entertainment Inc. and Peter C. Brown which commenced on July 1, 2001.

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

*10.15 Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001.

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

*10.25 Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh which commenced July 1, 2001.

10.26 Form of Non-Qualified (Non-ISO) Stock Option Agreement used in November 13, 1998 option grants to Mr. Stanley H. Durwood, Mr. Peter C. Brown and Mr. Philip M. Singleton (Incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

*10.27 Retainer agreement with Raymond F. Beagle, Jr. which commenced July 1, 2001.

10.28 Non-Qualified (Non-ISO) Stock Option Agreement used in June 18, 1999 option grants to Mr. Richard M. Fay and Mr. Richard T. Walsh. (Incorporated by reference from exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended July 1, 1999.

*10.29 Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001.

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

10.32 Form of Non-Qualified (Non-ISO) Stock Option Agreement used in April 17, 2001 grants to Mr. Peter C. Brown, Mr. Philip M. Singleton, Mr. Richard M. Fay, Mr. Richard T. Walsh and Mr. John D. McDonald. (Incorporated by Reference from Exhibit 10.32 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

10.33 Form of Restricted Stock Award Agreement used in April 17, 2001 awards to Mr. Peter C. Brown, Mr. Philip M. Singleton, Mr. Richard M. Fay, Mr. Richard T. Walsh and Mr. John D. McDonald. (Incorporated by Reference from Exhibit 10.33 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

21. Subsidiaries of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 21 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

23. Consent of PricewaterhouseCoopers LLP to the use of their report of independent accountants included in Part II, Item 8. of this annual report. (Incorporated by Reference from Exhibit 23 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

_______

* Filed herewith