Form 10-Q
period 2001-06-28
AMC ENTERTAINMENT INC
filed 2001-08-10
CIK 722077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2001

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
Number of Shares Outstanding as of June 28, 2001
Title of Each Class of Common Stock
Common Stock, 66 2/3 cents par value	19,427,098
Class B Stock, 66 2/3 cents par value	4,041,993

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

INDEX




		Page Number
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Use of Proceeds	19
Item 6.	Exhibits and Reports on Form 8-K	20

	Signatures	23

</table>

Item 1. Financial Statements.




AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Thirteen Weeks Ended
	June 28, 2001	June 29, 2000
	(Unaudited)
Revenues
Admissions	$203,184	$193,541
Concessions	84,865	80,715
Other theatre	12,905	9,827
Other	8,531	7,161
Total revenues	309,485	291,244
Expenses
Film exhibition costs	110,181	104,109
Concession costs	10,725	12,217
Theatre operating expense	79,396	75,809
Rent	58,846	55,979
Other	10,737	8,825
General and administrative	7,795	6,635
Preopening expense	1,269	1,608
Theatre and other closure expense	76	727
Depreciation and amortization	23,298	26,378
(Gain) loss on disposition of assets	159	(1,640)
Total costs and expenses	302,482	290,647
Operating income	7,003	597
Other expense (income)
Other expense	3,754	-
Interest expense
Corporate borrowings	11,899	16,248
Capital and financing lease obligations	3,514	3,182
Investment income	(282)	(1,100)
Loss before income taxes and cumulative effect of an accounting change	(11,882)	(17,733)
Income tax provision	-	(6,600)
Loss before cumulative effect of an accounting change	(11,882)	(11,133)
Cumulative effect of an accounting change
(net of income tax benefit of $10,950)	-	(15,760)
Net loss	$(11,882)	$ (26,893)
Preferred dividends	2,398	-
Net loss for common shares	$(14,280)	$ (26,893)
Loss per common share before cumulative effect of an accounting change:
Basic	$ (.61)	$ (.47)
Diluted	$ (.61)	$ (.47)
Net loss per common share:
Basic	$ (.61)	$ (1.15)
Diluted	$ (.61)	$ (1.15)

See Notes to Consolidated Financial Statements.

</table>




AMC ENTERTAINMENT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 28, 2001	March 29, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$ 25,647	$ 34,075
Receivables, net of allowance for doubtful accounts of $1,247
as of June 28, 2001 and $1,137 as of March 29, 2001	18,919	14,231
Other current assets	45,541	45,075
Total current assets	90,107	93,381
Property, net	748,754	757,518
Intangible assets, net	7,225	7,639
Deferred income taxes	135,491	135,491
Other long-term assets	51,267	53,235
Total assets	$1,032,844	$1,047,264
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$103,201	$ 100,989
Accrued expenses and other liabilities	138,349	138,193
Current maturities of capital and financing
lease obligations	2,854	2,718
Total current liabilities	244,404	241,900
Corporate borrowings	457,190	694,172
Capital and financing lease obligations	62,977	53,966
Other long-term liabilities	111,070	116,271
Total liabilities	875,641	1,106,309
Commitments and contingencies
Stockholders' equity (deficit):
Series A Convertible Preferred Stock, 66 2/3 cents par value; 92,000 shares issued and outstanding as of June 28, 2001 (aggregate liquidation preference of $93,242 as of June 28, 2001)	61	-
Series B Exchangeable Preferred Stock, 66 2/3 cents par value; 158,000 shares issued and outstanding as of June 28, 2001 (aggregate liquidation preference of $161,792 as of June 28, 2001)	106	-
Common Stock, 66 2/3 cents par value; 19,447,598
shares issued as of June 28, 2001 and March 29, 2001	12,965	12,965
Convertible Class B Stock, 66 2/3 cents par value; 4,041,993 shares
issued and outstanding as of June 28, 2001 and March 29, 2001	2,695	2,695
Additional paid-in capital	336,517	106,713
Accumulated other comprehensive income	(16,829)	(15,121)
Accumulated deficit	(167,929)	(156,047)
	167,586	(48,795)
Less:
Employee notes for Common Stock purchases	10,014	9,881
Common Stock in treasury, at cost, 20,500 shares as of
June 28, 2001 and March 29, 2001	369	369
Total stockholders' equity (deficit)	157,203	(59,045)
Total liabilities and stockholders' equity (deficit)	$1,032,844	$1,047,264

See Notes to Consolidated Financial Statements.

</table>




AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)
	Thirteen Weeks Ended
	June 28, 2001	June 29, 2000
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(Unaudited)
Cash flows from operating activities:
Net loss	$ (11,882)	$ (26,893)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	23,298	26,378
Deferred income taxes	-	(6,458)
Loss (gain) on disposition of long-term assets	159	(1,640)
Cumulative effect of an accounting change	-	15,760
Change in assets and liabilities:
Receivables	(2,110)	(933)
Other current assets	(466)	4,069
Accounts payable	6,433	176
Accrued expenses and other liabilities	5,118	10,407
Liabilities for theatre closure	(2,890)	(405)
Other, net	344	924
Net cash provided by operating activities	18,004	21,385
Cash flows from investing activities:
Capital expenditures	(22,099)	(31,876)
Proceeds from sale/leasebacks	9,167	6
Net proceeds (payments) on reimbursable construction advances	(3,412)	777
Proceeds from disposition of long-term assets	940	26,134
Other, net	1,175	(3,739)
Net cash used in investing activities	(14,229)	(8,698)
Cash flows from financing activities:
Net proceeds from preferred stock issuance	229,874	-
Net repayments under revolving Credit Facility	(237,000)	(70,000)
Proceeds from sale/leasebacks	-	3,001
Principal payments under capital and financing lease obligations	(699)	(798)
Change in cash overdrafts	(3,223)	(869)
Change in construction payables	(998)	1,233
Deferred financing costs and other	40	-
Net cash used in financing activities	(12,006)	(67,433)
Effect of exchange rate changes on cash and equivalents	(197)	(720)
Net decrease in cash and equivalents	(8,428)	(55,466)
Cash and equivalents at beginning of period	34,075	119,305
Cash and equivalents at end of period	$ 25,647	$ 63,839

</table>




AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Thirteen Weeks Ended
	June 28, 2001	June 29, 2000
(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amounts capitalized of $974 and $1,386)	$ 7,420	$ 11,132
Income taxes paid (refunded)	32	(5,054)

See Notes to Consolidated Financial Statements.

</table>

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 28, 2001

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC"), AMC Theatres of Canada (a division of AMC Entertainment International, Inc.), AMC Entertainment International, Inc., National Cinema Network, Inc. ("NCN") and AMC Realty, Inc. (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in China (Hong Kong SAR), Japan, France, Portugal, Spain and Sweden. The Company's North American theatrical exhibition business is conducted through AMC and AMC Theatres of Canada. The Company's International theatrical exhibition business is conducted through AMC Entertainment International, Inc. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc., and in miscellaneous ventures through AMC Realty, Inc.

The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 29, 2001. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 28, 2001 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 28, 2002.

The March 29, 2001 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation. Prior period results of operations have been revised to reflect the adoption of Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements.

NOTE 2 - LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share:



	Thirteen Weeks Ended
	June 28, 2001	June 29, 2000
	(in thousands, except per share data)
Loss before cumulative effect of an accounting change	$ (11,882)	$ (11,133)
Less: Preferred dividends	2,398	-
Net loss for common shares before cumulative effect of an accounting change for basic and diluted earnings per common share	$(14,280)	$ (11,133)
Denominator:
Shares for basic and diluted earnings per common share -
Average shares outstanding	23,469	23,469
Basic loss per common share before cumulative effect of an accounting change	$ (.61)	$ (.47)
Diluted loss per common share before cumulative effect of an accounting change	$ (.61)	$ (.47)

</table>

Shares from options to purchase shares of Common Stock were excluded from the diluted earnings per share calculation because they were anti-dilutive. During the thirteen weeks ended June 28, 2001, shares from options to purchase 235,178 shares of Common Stock and 10,293,706 shares of Common Stock from the assumed conversion of Series A Convertible Preferred Stock were excluded from the diluted earnings per common share calculation because they were anti-dilutive.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:



	Thirteen Weeks Ended
	June 28, 2001	June 29, 2000
	(in thousands)
Net loss	$ (11,882)	$ (26,893)
Foreign currency translation adjustment	(1,708)	(1,038)
Unrealized gain on marketable securities (net of income tax benefit of $99)	-	151
Comprehensive loss	$ (13,590)	$ (27,780)

</table>

NOTE 4 - OPERATING SEGMENTS

Information about the Company's operations by operating segment is as follows:




	Thirteen Weeks Ended
	June 28, 2001	June 29, 2000
Revenues	(in thousands)
North American theatrical exhibition	$283,029	$267,751
International theatrical exhibition	17,925	16,332
NCN and other	8,531	7,161
Total revenues	$309,485	$291,244

Adjusted EBITDA (1)

North American theatrical exhibition	$44,778	$37,599
International theatrical exhibition	(2,972)	(1,630)
NCN and other	(2,206)	(1,664)
Total segment Adjusted EBITDA	39,600	34,305
General and administrative	7,795	6,635
Total Adjusted EBITDA	$31,805	$27,670

	June 28, 2001	June 29, 2000
Property (2)	(in thousands)
North American theatrical exhibition	$1,086,285	$ 1,082,049
International theatrical exhibition	84,849	77,307
NCN and other	13,924	13,465
Total segment property	1,185,058	1,172,821
Construction in progress	26,305	39,889
Corporate	31,278	45,882
	1,242,641	1,258,592
Less-accumulated depreciation
and amortization	493,887	429,711
Property, net	$ 748,754	$ 828,881

(1) Represents loss before cumulative effect of an accounting change plus interest, income taxes, depreciation and amortization, other expense and adjusted for preopening expense, theatre and other closure expense, (gain) loss on disposition of assets and equity in earnings of unconsolidated affiliates.

(2) Property is comprised of land, buildings and improvements, leasehold improvements and furniture, fixtures and equipment.

</table>

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

On April 19, 2001, the Company issued 92,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 158,000 shares of Series B Exchangeable Preferred Stock (the "Series B Preferred" and collectively with the Series A Preferred, the "Preferred Stock") at a price of $1,000 per share. Net proceeds from the issuance were used to repay borrowings under the Credit Facility. Reference is made to Note 5, Stockholders' Equity (Deficit), of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2001 for additional information concerning the Preferred Stock.

On July 25, 2001, holders of Convertible Class B Stock converted 100,000 shares of Class B Stock into 100,000 shares of Common Stock.

NOTE 6 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows:

Thirteen Weeks Ended
June 28, 2001
Beginning Balance	$32,092
Theatre and other closure expense	76
Interest expense	1,356
Transfer of deferred rent balances	308
Payments	(4,676)
Ending Balance	$29,156

NOTE 7 - CONTINGENCIES

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

 Operating Results

Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company's North American and International theatrical exhibition operations and NCN and other businesses.




	Thirteen Weeks Ended
	June 28, 2001	June 29, 2000	% Change
	(Dollars in thousands)
Revenues
North American theatrical exhibition
Admissions	$188,803	$180,377	4.7%
Concessions	81,833	78,023	4.9
Other theatre	12,393	9,351	32.5
	283,029	267,751	5.7
International theatrical exhibition
Admissions	14,381	13,164	9.2
Concessions	3,032	2,692	12.6
Other theatre	512	476	7.6
	17,925	16,332	9.8
NCN and other	8,531	7,161	19.1
Total revenues	$309,485	$291,244	6.3%
Cost of Operations
North American theatrical exhibition
Film exhibition costs	$102,956	$ 97,328	5.8%
Concession costs	9,766	11,416	(14.5)
Theatre operating expense	73,992	70,642	4.7
Rent	52,034	50,766	2.5
Preopening expense	1,261	1,342	(6.0)
Theatre and other closure expense	76	727	(89.5)
	240,085	232,221	3.4
International theatrical exhibition
Film exhibition costs	7,225	6,781	6.5
Concession costs	959	801	19.7
Theatre operating expense	5,404	5,167	4.6
Rent	6,812	5,213	30.7
Preopening expense	8	266	(97.0)
	20,408	18,228	12.0
NCN and other	10,737	8,825	21.7
General and administrative	7,795	6,635	17.5
Depreciation and amortization	23,298	26,378	(11.7)
(Gain) loss on disposition of assets	159	(1,640)	*
Total costs and expenses	$302,482	$290,647	4.1%

*Percentage change in excess of 100%.

</table>

Thirteen weeks ended June 28, 2001 and June 29, 2000.

Revenues. Total revenues increased 6.3% during the thirteen weeks ended June 28, 2001 compared to the thirteen weeks ended June 29, 2000.

North American theatrical exhibition revenues increased 5.7% from the prior year. Admissions revenues increased 4.7% due to a 5.1% increase in average ticket price offset by a 0.4% decrease in attendance. The increase in average ticket prices was due primarily to a strategic initiative implemented by the Company during fiscal 2001 and 2002 to selectively increase ticket prices. Attendance decreased due to the closure or sale of 38 theatres with 256 screens since June 29, 2000, offset by attendance increases from 6 new theatres with 116 screens added since June 29, 2000. Attendance at comparable theatres (theatres opened before fiscal 2001) was essentially unchanged. Concessions revenues increased 4.9% due to a 5.3% increase in average concessions per patron. The increase in average concessions per patron was attributable primarily to the increased attendance at children's films where concession spending per patron is generally higher.

International theatrical exhibition revenues increased 9.8% from the prior year. Admissions revenues increased 9.2% due to an increase in attendance from the addition of 2 new theatres with a total of 34 screens since June 29, 2000. Attendance at comparable theatres increased 2.4%. Concession revenues increased 12.6% due primarily to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

Revenues from NCN and other increased 19.1% from the prior year due to an increase in advertising revenues at NCN.

Costs and expenses. Total costs and expenses increased 4.1% during the thirteen weeks ended June 28, 2001 compared to the thirteen weeks ended June 29, 2000.

North American theatrical exhibition costs and expenses increased 3.4% from the prior year. Film exhibition costs increased 5.8% due to higher admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.5% in the current year as compared with 54.0% in the prior year. Concession costs decreased 14.5% due to additional marketing incentives from vendors under renegotiated contract terms and the Company's initiative to consolidate purchasing to obtain more favorable pricing, offset by an increase in concession sales. As a percentage of concessions revenues, concession costs were 11.9% in the current year compared with 14.6% in the prior year. As a percentage of revenues, theatre operating expense was 26.1% in the current year as compared to 26.4% in the prior year. Rent expense increased 2.5% due to the growing number of megaplexes (theatres with predominantly stadium seating) in the Company's theatre circuit, which generally have higher rent per screen than multiplexes (theatres generally without stadium seating). During the thirteen weeks, the Company incurred $76,000 of theatre and other closure expenses, primarily comprised of expected payments to landlords to terminate leases related to the closure of 3 multiplexes with 18 screens offset by a favorable renegotiation of vacant restaurant space related to a terminated joint venture. The Company closed these theatres as a result of negative operating cash flows which were not expected to improve in the future. The Company anticipates that it will incur approximately $5,000,000 of costs related to the closure of approximately 83 multiplex screens in fiscal 2002.

International theatrical exhibition costs and expenses increased 12.0% from the prior year. Film exhibition costs increased 6.5% primarily due to higher admissions revenues. Rent expense increased 30.7% and theatre operating expense increased 4.6% from the prior year, due to the increased number of screens in operation. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

Costs and expenses from NCN and other increased 21.7% due primarily to an increase in expenses at NCN.

General and administrative expenses increased 17.5% from the prior year due primarily to an increase in incentive compensation expense. As a percentage of total revenues, general and administrative expenses increased from 2.3% in the prior year to 2.5% in the current year.

Depreciation and amortization decreased 11.7%, or $3,080,000, during the thirteen weeks ended June 28, 2001. The decrease was primarily caused by a decrease in depreciation of $2,229,000 related to impairment losses recorded in previous periods which reduced the carrying value of theatre assets.

Gain on disposition of assets decreased from a gain of $1,640,000 in the prior year to a loss of $159,000 during the current year. Current year and prior year results include the sale of real estate held for investment.

Other Expense. During the thirteen weeks ended June 28, 2001, the Company recognized $3,754,000 of transaction expenses incurred in connection with the issuance of Preferred Stock.

Interest Expense. Interest expense decreased 20.7% during the thirteen weeks ended June 28, 2001 compared to the prior year, due to a decrease in average outstanding borrowings from net proceeds on the sale of Preferred Stock.

Income Tax Provision. The provision for income taxes was $0 during the current year compared to a benefit of $6,600,000 in the prior year. The effective tax rate was 0% for the current year compared to 37.2% for the previous year. The Company adjusts its expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for its domestic and foreign subsidiaries.

Net Loss. Net loss decreased during the thirteen weeks ended June 28, 2001 to a loss of $11,882,000 from a loss of $26,893,000 in the prior year due primarily to the cumulative effect of an accounting change recorded in the prior year. Net loss per common share was $.61 compared to a loss of $1.15 in the prior year. Prior year results include the cumulative effect of an accounting change of $15,760,000 (net of income tax benefit of $10,950,000), which increased loss per share by $.68 for the thirteen weeks ended June 29, 2000.

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

Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, declined $3,381,000 from $21,385,000 during the thirteen weeks ended June 29, 2000 to $18,004,000 during the thirteen weeks ended June 28, 2001. The decrease in operating cash flows for the thirteen weeks ended June 29, 2000 to June 28, 2001 is primarily due to an increase in incentive compensation payments, a decrease in tax refunds, increases in Preferred Stock transaction payments, and increases in theatre closure payments offset by decreases in payments on accounts payable, increased adjusted EBITDA and decreased interest payments. The Company had a net working capital deficit as of June 28, 2001 and March 29, 2001 of $154,297,000 and $148,519,000, respectively. The increase in working capital deficit is not expected to negatively impact the Company's ability to fund operations or planned capital expenditures for the next 12 months. The Company borrows against its Credit Facility to meet obligations as they come due and had approximately $334,000,000 and $150,000,000 available on its Credit Facility to meet these obligations as of June 28, 2001 and March 29, 2001, respectively.

The Company continues to expand its North American and International theatre circuits. During the current fiscal year, the Company opened 3 theatres with 60 screens. In addition, the Company closed 3 theatres with 18 screens resulting in a circuit total of 180 theatres with 2,810 screens as of June 28, 2001.

The costs of constructing new theatres are funded by the Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During the thirteen weeks ended June 28, 2001, the Company leased 3 new theatres with 60 screens from developers. The Company also sold and subsequently leased back the land at one of its megaplex theatres to Entertainment Properties Trust ("EPT"), a real estate investment trust, for approximately $7,500,000.

Until November 2002, EPT has a right of first refusal and first offer to purchase and leaseback to the Company the real estate assets associated with any megaplex theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. As of June 28, 2001, the Company had 4 open megaplexes that would be subject to EPT's right of first refusal and first offer to purchase should the Company seek to dispose of such megaplexes.

Historically, the Company has owned and paid for the equipment necessary to fixture a theatre. However, the Company may enter into lease agreements for equipment necessary to fixture certain theatres.

As of June 28, 2001, the Company had construction in progress of $26,305,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $3,421,000. The Company had four theatres in the U.S. with a total of 70 screens, one theatre in the United Kingdom with 16 screens and two theatres in Spain with 38 screens under construction on June 28, 2001. During the thirteen weeks ended June 28, 2001, the Company had capital expenditures of $22,099,000. The Company expects that the net cash requirements for capital expenditures will approximate $75,000,000 in fiscal 2002.

The Company's Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25,000,000 on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50,000,000 on December 31, 2003. The total commitment under the Credit Facility is $425,000,000, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of June 28, 2001, the Company had outstanding borrowings of $33,000,000 under the Credit Facility at an average interest rate of 6.7% per annum, and approximately $334,000,000 was available for borrowing under the Credit Facility.

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

The Indentures relating to the Notes due 2009 and 2011 (collectively, the "Notes") also contain provisions subordinating the obligations of the Company under the Notes to its obligations under the Credit Facility and other senior indebtedness. These include a provision that applies if there is a payment default under the Credit Facility or other senior indebtedness and one that applies if there is a non-payment default that permits acceleration of indebtedness under the Credit Facility. If there is a payment default under the Credit Facility or other senior indebtedness, generally no payment may be made on the Notes until such payment default has been cured or waived or such senior indebtedness had been discharged or paid in full. If there is a non-payment default under the Credit Facility that would permit the lenders to accelerate the maturity date of the Credit Facility, no payment may be made on the Notes for a period (the "Payment Blockage Period") commencing upon the receipt by the Indenture trustees for the Notes of notice of such default and ending up to 179 days thereafter. Not more than one Payment Blockage Period may be commenced during any period of 365 consecutive days. Failure of the Company to make payment on either series of Notes when due or within any applicable grace period, whether or not occurring under a Payment Blockage Period, will be an event of default with respect to such Notes. As of June 28, 2001, the Company was in compliance with all financial covenants relating to the Credit Facility, the Notes due 2009 and the Notes due 2011. However, as of such date, under provisions of the Indentures related to the Notes due 2009, the Company is prohibited from incurring additional indebtedness, other than additional borrowings under the Credit Facility and other permitted indebtedness, as defined in the Indentures, and paying cash dividends or making distributions in respect of its capital stock.

On April 19, 2001, the Company issued shares of Series A Preferred Stock and Series B Preferred Stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale (including transaction expenses) of approximately $225,000,000 were used to reduce outstanding indebtedness under the Company's Credit Facility. As described in Note 5 to the Company's Notes to Consolidated Financial Statements included in Part I Item 8. of its Form 10-K for the year ended March 29, 2001, dividends on the Preferred Stock are payable in additional shares of Preferred Stock until April 2004. Thereafter, at the Company's option, dividends on Series B Preferred Stock may be paid in additional shares of Series B Preferred Stock until April 2006 and dividends on Series A Preferred Stock may be paid in additional shares of Series A Preferred Stock until April 2008. Reference is made to such Note 5 for information describing circumstances in which holders of Preferred Stock may be entitled to special in-kind dividends and other circumstances under which holders of Preferred Stock may be required to receive payments-in-kind in lieu of cash and shares of Series B Preferred Stock instead of Series A Preferred Stock. Reference is also made to such Note 5 for information relating to conversion rights, exchange obligations, the Company's redemption option, the holders' redemption option, voting rights, election of directors and liquidation preferences of the Preferred Stock.

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

The Company currently operates one theatre in France, one theatre in Portugal and two theatres in Spain. These countries are member countries that adopted the Euro as of January 1, 1999. The Company is implementing necessary changes to accounting, operational, and payment systems to accommodate the introduction of the Euro. The Company does not anticipate that the conversion will have a material impact on its consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to various market risks including interest rate risk and foreign currency exchange rate risk. The Company does not hold any derivative financial instruments.

Market risk on variable rate financial instruments. The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 6.7% per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $330,000.

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

Foreign currency exchange rates. The Company currently operates theatres in China (Hong Kong SAR), Japan, France, Portugal, Spain, Sweden and Canada and is currently developing theatres in other international markets. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its international theatres but instead intends to use them to fund additional expansion. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $1.0 million and $10.8 million, respectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2001 for information on certain litigation to which the Company is a party.

The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds.

As previously reported, on April 19, 2001, the Company entered into an Investment Agreement with Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, Apollo Overseas Partners V, L.P. (collectively, with any other partnership or entity affiliated with and managed by Apollo over which Apollo exercises investment authority, the "Apollo Purchasers"), Apollo Management IV, L.P., and Apollo Management V, L.P. (together with their affiliates, "Apollo"). Pursuant to the Investment Agreement, the Company sold the Apollo Purchasers 92,000 shares of Series A Convertible Preferred Stock (ASeries A Preferred Stock@) and 158,000 shares of Series B Exchangeable Preferred Stock (ASeries B Preferred Stock@, and together with the Series A Preferred Stock, the APreferred Stock@). The sale of the Preferred Stock has been reported previously in the Company's Form 8-K dated May 7, 2001 and Form 10-K for the fiscal year ended March 29, 2001.

Subsequently, on July 3, 2001, the Apollo Purchasers sold 5,520 shares of Series A Preferred Stock and 9,480 shares of Series B Preferred Stock to a group of investment entities (the ASandler Funds@) affiliated with Sandler Capital Management. The sale was a negotiated transaction exempt from registration under Section 4 of the Securities Act of 1933, as amended. Each of the Sandler Funds represented that it was an accredited investor and was acquiring the shares of Preferred Stock for investment and not with a view to or for sale in connection with any distribution thereof. The Sandler Funds are subject to the same restrictions regulating the conversion of Series A Preferred Stock and the transfer of Series B Preferred Stock as apply to the Apollo Purchasers.

The rights of holders of Common Stock and Class B Stock may have been affected by the issuance of the Preferred Stock in the following respects.

The Preferred Stock is senior to the Company's Common Stock and Class B Stock with respect to dividend rights and rights upon the liquidation, winding up or dissolution of the Company. Unless and until full cumulative dividends on the Preferred Stock in respect of all past quarterly dividends have been paid, and the full amount of dividends on shares of Preferred Stock in respect of the current quarterly dividend have been paid or are contemporaneously declared and set aside, no cash dividends may be paid or declared on shares of Common Stock or Class B Stock and no shares of Common Stock or Class B Stock may be purchased by the Company.

Further, until such time as the Apollo Purchasers no longer beneficially own 50% of the aggregate number of shares of Preferred Stock issued pursuant to the Investment Agreement (reduced by the shares sold on July 3, 2001 to the Sandler Funds) or either Apollo is terminated as investment manager of the Apollo Purchasers or an Apollo affiliate is removed as the general partner of the Apollo Purchasers and, in either case, is not replaced by another Apollo affiliate, Apollo's approval is required with respect to the payment of cash dividends and certain other corporate actions, including, generally, amending the Company's Amended and Restated Certificate of Incorporation or bylaws, creating, issuing or purchasing capital stock, prepaying indebtedness, incurring indebtedness, engaging in mergers with other companies, engaging in certain affiliate transactions, changing the size of the Board of Directors or acquiring significant assets.

Upon transfer of Series A Preferred Stock shares to a transferee that is not an affiliate of an Apollo Purchaser, the transferee holder of Series A Preferred Stock is entitled to vote on an as-converted basis with the holders of Common Stock and Class B Stock on all matters except the election of directors and any matter reserved by law or the Company's Amended and Restated Certificate of Incorporation for consideration exclusively by the holders of Common Stock or Class B Stock.

Reference is made to the Company's Form 8-K dated May 7, 2001 and Form 10-K for the fiscal year ended March 29, 2001 for additional information relating to the Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER DESCRIPTION
3.1

Amended and Restated Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997) (Incorporated by reference from Exhibit 3.1 to AMCE's Form 10-K (File No. 1-8747) dated March 29, 2001).

3.2	Bylaws of AMC Entertainment Inc. (Incorporated by reference from Exhibit 3.2 to AMCE's Form 10-K (File No. 1-8747) dated March 29, 2001).
4.1

Fifth Amendment, dated April 10, 2001, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(e) to the Company's Form 8-K (File No. 1-8747) dated May 7, 2001).

4.2

Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (Incorporated by reference from Exhibit 4.6 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

4.3

Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

4.4

Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Mangement IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

4.5

Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

*4.6

Securities Purchase Agreement dated June 29, 2001 by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P., Apollo Management V, L.P., AMC Entertainment Inc., Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V Germany, L.P.

10.1

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Philip M. Singleton which commenced on July 1, 2001. (Incorporated by reference from Exhibit 10.6 to the Company's Form 10-K/A (File No. 1-8747) filed on July 27, 2001).

10.2

Employment Agreement between AMC Entertainment Inc. and Peter C. Brown which commenced on July 1, 2001. (Incorporated by reference from Exhibit 10.7 to the Company's Form 10-K/A (File No. 1-8747) filed on July 27, 2001).

10.3

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001. (Incorporated by reference from Exhibit 10.15 to the Company's Form 10-K/A (File No. 1-8747) filed on July 27, 2001).

10.4

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh which commenced July 1, 2001. (Incorporated by reference from Exhibit 10.25 to the Company's Form 10-K/A (File No. 1-8747) filed on July 27, 2001).

10.5	Retainer agreement with Raymond F. Beagle, Jr. which commenced July 1, 2001. (Incorporated by reference from Exhibit 10.27 to the Company's Form 10-K/A (File No. 1-8747) filed on July 27, 2001).
10.6

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (Incorporated by reference from Exhibit 10.29 to the Company's Form 10-K/A (File No. 1-8747) filed on July 27, 2001).

* Filed herewith

(b) Reports on Form 8-K

On April 20, 2001, the Company filed a Form 8-K reporting under Item 9. the sale of $250 million of Preferred Stock on April 19, 2001.

On May 7, 2001, the Company filed a Form 8-K reporting under Item 5. details of the sale of $250 million of Preferred Stock on April 19, 2001.

On May 29, 2001, the Company filed a Form 8-K reporting under Item 9. the date of its year end earnings conference call and webcast.

On May 30, 2001, the Company filed a Form 8-K reporting under Item 9. its operating results for fiscal year 2001.

On June 6, 2001, the Company filed a Form 8-K reporting under Item 5. its 2001 Annual Meeting of Stockholders date of September 13, 2001.

On July 12, 2001, the Company filed a Form 8-K reporting under Item 9. the date its first quarter earnings conference call and webcast for fiscal 2002.

On July 17, 2001, the Company filed a Form 8-K reporting under Item 9. its first quarter operating results for fiscal year 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.

Date: August 10, 2001

/s/ Peter C. Brown

Peter C. Brown

Chairman of the Board,

Chief Executive Officer and President

Date: August 10, 2001

/s/ Craig R. Ramsey

Craig R. Ramsey

Senior Vice President, Finance,

Chief Financial Officer and

Chief Accounting Officer