Form 10-Q
period 2001-09-27
AMC ENTERTAINMENT INC
filed 2001-11-13
CIK 722077

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 27, 2001

                                 OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ______________ to ___________________
                               --------------    -------------------
                   Commission file number 1-8747

                        AMC ENTERTAINMENT INC.
(Exact name of registrant as specified in its charter)

       Delaware                            43-1304369
(State or other jurisdiction of	    (I.R.S. Employer
 incorporation or organization)        Identification No.)

  106 West 14th Street
    P.O. Box 219615
  Kansas City, Missouri	                   64121-9615
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

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.
                                            Number of Shares
Title of Each Class of Common Stock	 Outstanding as of September 27, 2001
-----------------------------------  ------------------------------------
Common Stock, 66 2/3 cents par value           19,667,546
Class B Stock, 66 2/3 cents par value           3,801,545

               AMC ENTERTAINMENT INC. AND SUBSIDIARIES

                                  INDEX
                                                              Page Number

                   PART I  -  FINANCIAL INFORMATION

  Item 1. Financial Statements
     Consolidated Statements of Operations                          3
     Consolidated Balance Sheets                                    4
     Consolidated Statements of Cash Flows                          5
     Notes to Consolidated Financial Statements                     7

  Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations              13

  Item 3. Quantitative and Qualitative Disclosures
     About Market Risk                                             23


                   PART II  -  OTHER INFORMATION

  Item 1. Legal Proceedings                                        24

  Item 4. Submission of Matters To a Vote of Security Holders      24

  Item 5. Other Information                                        25

  Item 6. Exhibits and Reports on Form 8-K                         26

          Signatures                                               28

Item 1. Financial Statements

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                Thirteen                   Twenty-six
                              Weeks Ended                  Weeks Ended
                        September 27, September 28, September 27, September 28,
                            2001           2000          2001          2000
                            ----           ----          ----          ----
                               (Unaudited)               (Unaudited)
Revenues
 Admissions               $254,932      $220,554       $458,116      $414,095
 Concessions               100,147        91,472        185,012       172,187
 Other theatre              10,706         5,151         23,611        14,978
 Other                      11,358        14,425         19,889        21,586
                           -------       -------        -------       -------
  Total revenues           377,143       331,602        686,628       622,846
Expenses
 Film exhibition costs     141,936       119,902        252,117       224,011
 Concession costs           13,393        14,138         24,118        26,355
 Theatre operating
   expense                  85,085        76,347        164,478       152,156
 Rent                       58,887        57,862        117,733       113,841
 Other                      11,717        12,392         22,457        21,217
 General and
   administrative            8,898         7,350         16,693        13,985
 Preopening expense            537           875          1,806         2,483
 Theatre and other
   closure expense              12        11,679             88        12,406
 Depreciation and
   amortization             24,272        25,917         47,570        52,295
 Impairment of
   long-lived assets             -         3,813              -         3,813
 (Gain) loss
   on disposition
   of assets                (2,001)            5         (1,842)       (1,635)
                           -------       -------        -------       -------
     Total costs and
       expenses            342,736       330,280        645,218       620,927
                           -------       -------        -------       -------
     Operating income       34,407         1,322         41,410         1,919
Other expense (income)           -        (9,996)         3,754        (9,996)
Interest expense
  Corporate borrowings      11,051        15,790         22,950        32,038
  Capital and financing
     lease obligations       3,246         2,996          6,760         6,178
  Investment (income)
     loss                     (299)          495           (581)         (605)
                           -------       -------        -------       -------
Earnings (loss) before
  income taxes and
  cumulative effect of
  an accounting change      20,409        (7,963)         8,527       (25,696)
Income tax provision
  (benefit)                  1,400        (2,500)         1,400        (9,100)
                           -------       -------        -------       -------
Earnings (loss) before
  cumulative effect of an
  accounting change         19,009        (5,463)         7,127       (16,596)
Cumulative effect of an
  accounting change
  (net of income tax
  benefit of $10,950)            -             -              -       (15,760)
Net earnings (loss)      $  19,009     $  (5,463)    $    7,127     $ (32,356)
                           =======       =======        =======       =======
Preferred dividends         10,399             -         12,797             -
                           -------       -------        -------       -------

Net earnings (loss)
  for common shares      $   8,610     $  (5,463)    $   (5,670)    $ (32,356)
                           =======       =======        =======       =======

Earnings (loss) per
  common share before
  cumulative effect of
  an accounting change:
 Basic                   $     .22     $    (.23)    $     (.24)    $    (.71)
                           =======       =======        =======       =======
 Diluted                 $     .22     $    (.23)    $     (.24)    $    (.71)
                           =======       =======        =======       =======
Net earnings (loss)
  per common share:
 Basic                   $     .22     $    (.23)    $     (.24)    $   (1.38)
                           =======       =======        =======       =======
 Diluted                 $     .22     $    (.23)    $     (.24)    $   (1.38)
                           =======       =======        =======       =======

See Notes to Consolidated Financial Statements.


                                      AMC ENTERTAINMENT INC.
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)
                                                         September 27,  March 29,
                                                              2001        2001
                                                              ----        ----
                                                           (Unaudited)
                                             ASSETS
Current assets:
 Cash and equivalents                                     $   46,054  $   34,075

 Receivables, net of allowance
   for doubtful accounts of $1,175
   as of September 27, 2001 and $1,137
   as of March 29, 2001                                       17,196      14,231
Other current assets                                          43,080      45,075
                                                           ---------   ---------
     Total current assets                                    106,330      93,381
Property, net                                                777,210     757,518
Intangible assets, net                                         6,672       7,639
Deferred income taxes                                        134,091     135,491
Other long-term assets                                        48,208      53,235
                                                           ---------   ---------
     Total assets                                         $1,072,511  $1,047,264
                                                           =========   =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                         $   81,835  $  100,989
 Accrued expenses and other liabilities                      115,193     138,193
 Current maturities of capital and financing
   lease obligations                                           2,709       2,718
                                                           ---------   ---------

     Total current liabilities                               199,737     241,900
 Corporate borrowings                                        514,208     694,172
 Capital and financing lease obligations                      56,662      53,966
 Other long-term liabilities                                 121,502     116,271
                                                           ---------   ---------
     Total liabilities                                       892,109   1,106,309
 Commitments and contingencies
 Stockholders' equity (deficit):
  Series A Convertible Preferred Stock,
   66 2/3 cents par value; 253,375 shares
   issued and outstanding as of September 27, 2001
   (aggregate liquidation preference of
   $257,650 as of September 27, 2001)                            169           -
 Common Stock, 66 2/3 cents par value; 19,688,046 shares
   issued as of September 27, 2001 and 19,447,598 shares
   issued as of March 29, 2001                                13,125      12,965
 Convertible Class B Stock, 66 2/3 cents par value;
   3,801,545 shares issued and outstanding as of
   September 27, 2001 and 4,041,993 shares
   issued and outstanding as of March 29, 2001                 2,535       2,695
 Additional paid-in capital                                  336,791     106,713
 Accumulated other comprehensive income                      (12,780)    (15,121)
 Accumulated deficit                                        (148,920)   (156,047)
                                                           ---------   ---------
                                                             190,920     (48,795)
 Less:
   Employee notes for Common Stock purchases                  10,149       9,881
   Common Stock in treasury, at cost, 20,500 shares
    as of September 27, 2001 and March 29, 2001                  369         369
                                                           ---------   ---------
     Total stockholders' equity (deficit)                    180,402     (59,045)
                                                           ---------   ---------
     Total liabilities and stockholders'
      equity (deficit)                                    $1,072,511  $1,047,264
                                                           =========   =========
See Notes to Consolidated Financial Statements.


                        AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands, except per share data)
                                                                Twenty-six
                                                               Weeks Ended
                                                        September 27, September 28,
                                                            2001          2000
                                                            ----          ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                        $   7,127   $ (32,356)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                             47,570      52,295
    Impairment of long-lived assets                                -       3,813
    Deferred income taxes                                      1,400      (9,100)
    Gain on disposition of long-term assets                   (1,842)     (1,635)
    Cumulative effect of an accounting change                      -      15,760
    Change in assets and liabilities:
       Receivables                                            (2,784)     (3,774)
       Other current assets                                     (512)      4,713
       Accounts payable                                      (18,246)    (21,312)
       Accrued expenses and other liabilities                (11,770)    (12,865)
       Liabilities for theatre closure                        (6,993)      6,621
    Other, net                                                   494       2,065
                                                             -------     -------
  Net cash provided by operating activities                   14,444       4,225
                                                             -------     -------
Cash flows from investing activities:
  Capital expenditures                                       (53,256)    (56,662)
  Proceeds from sale/leasebacks                               16,452           6
  Purchase of leased furniture, fixtures and equipment       (16,400)          -
  Net proceeds from reimbursable construction advances           711       4,238
  Proceeds from disposition of long-term assets                3,772      26,322
  Other, net                                                  (1,706)     (2,975)
                                                             -------     -------
  Net cash used in investing activities                      (50,427)    (29,071)
                                                             -------     -------
Cash flows from financing activities:
  Net proceeds from preferred stock issuance                 230,035           -
  Net repayments under revolving Credit Facility            (180,000)    (20,000)
  Proceeds from financing lease obligations                        -       4,853
  Principal payments under capital and financing
   lease obligations                                          (1,398)     (1,582)
  Change in cash overdrafts                                   (1,622)      2,746
  Change in construction payables                                714         886
  Other, net                                                     395           -
                                                             -------     -------
  Net cash provided by (used in) financing activities         48,124     (13,097)
                                                             -------     -------
  Effect of exchange rate changes on cash and equivalents       (162)     (1,122)
                                                             -------     -------
Net increase (decrease) in cash and equivalents               11,979     (39,065)
Cash and equivalents at beginning of period                   34,075     119,305
                                                             -------     -------
Cash and equivalents at end of period                       $ 46,054    $ 80,240
                                                             =======     =======

                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                                                 Twenty-six
                                                                Weeks Ended
                                                         September 27, September 28,
                                                             2001          2000
                                                             ----          ----
                                                                 (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest (net of amounts capitalized
      of $1,480 and $2,119)                                 $ 31,683    $ 44,681
    Income taxes paid (refunded)                                  60      (5,482)

See Notes to Consolidated Financial Statements.


                     AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 27, 2001
                                  (Unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 29, 2001. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 27, 2001 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 28, 2002.

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

NOTE 2 - EARNINGS PER SHARE

     In April 2001, the Financial Accounting Standards Board's (the "FASB") Staff issued an announcement which was codified as EITF Topic No. D-95
Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Topic No. D-95 requires the inclusion of participating convertible securities in the computation of basic earnings per common share. Topic No. D-95 permits the use of either the "if-converted" or the "two-class" method: the Company has selected the "if-converted" method.
The dilutive effect of the Company's Series A Convertible Preferred
Stock (the "Series A Preferred") is considered in the computation of basic earnings per common share in accordance with Topic No. D-95.
Under Topic No. D-95, the dilutive effect of the Series A Preferred on basic earnings per common share cannot be less than the amount that would result from the application of the "two-class" method of computing basic earnings per common share. The "two-class" method is an earnings allocation formula that determines earnings per share for the common stock and the participating Series A Preferred according to dividends declared and participating rights in the undistributed earnings as if all such earnings were distributed. If dividends are paid on the common stock in any fiscal period, the holders of Series A Preferred shares are entitled to receive dividends on an "as converted" basis, to the extent such dividends are greater than the face amount of Series A Preferred dividends otherwise payable in such fiscal period. For the thirteen weeks ended September 27, 2001, the "two-class" method resulted in a reduction of basic earnings per common share of $.10 per share. The retroactive application of Topic No. D-95 had no effect on previously reported earnings per common share.

     The following table sets forth the computation of basic and diluted earnings per common share:

                                         Thirteen Weeks Ended   Twenty-six Weeks Ended
                                          Sept 27,   Sept 28,    Sept 27,    Sept 28,
                                            2001       2000        2001        2000
                                            ----       ----        ----        ----
                                             (in thousands, except per share data)
Numerator:
Earnings (loss) for common shares
  before cumulative effect of
  an accounting change                    $ 8,610   $ (5,463)   $ (5,670)  $ (16,596)
Dividends on Series A Preferred            10,399          -           -           -
                                           ------     ------      ------      ------
Earnings (loss) for common shares before
  cumulative effect of an accounting
  change  and assumed conversion of
  Series A Preferred                      $19,009   $ (5,463)   $ (5,670)  $ (16,596)
                                           ======     ======      ======      ======
Denominator:
  Average common shares outstanding        23,469     23,469      23,469      23,469
  Series A Preferred                       35,422          -           -           -
                                           ------     ------      ------      ------
  Shares for basic earnings per
   common share                            58,891     23,469      23,469      23,469
  Stock options                               262          -           -           -
  Stock awards                                132          -           -           -
                                           ------     ------      ------      ------
Shares for diluted earnings per
   common share                            59,285     23,469      23,469      23,469
                                           ======     ======      ======      ======
Earnings (loss) per common share
 before cumulative  effect of an
 accounting change                        $   .32   $   (.23)   $   (.24)  $    (.71)
Further dilution from applying the
 "two-class" method                          (.10)         -           -           -
                                           ------     ------      ------      ------
Basic earnings (loss) per common
  share before cumulative effect
  of an accounting change                 $   .22   $   (.23)   $   (.24)  $    (.71)
                                           ======     ======      ======      ======
Diluted earnings (loss) per common
  share before cumulative effect
  of an accounting change                 $   .22   $   (.23)   $   (.24)  $    (.71)
                                           ======     ======      ======      ======


     The following is a reconciliation of the basic and diluted loss per common share computations on loss before the cumulative effect of an accounting change to net loss.

                                                Twenty-six Weeks Ended
                                                  September 28, 2000
                                                 (Per share amounts)
                                               Basic             Diluted
                                               -----             -------
Loss for common shares before cumulative
 effect of an accounting change                $ (.71)           $ (.71)
Cumulative effect of an accounting change,
 net of income tax benefit                       (.67)             (.67)
                                                -----             -----
Net loss for common shares                     $(1.38)           $(1.38)
                                                =====             =====

     During the twenty-six weeks ended September 27, 2001, 31,350,957 shares of Common Stock and $12,797,000 of dividends from the assumed conversion of Series A Preferred were excluded from basic and diluted earnings per common share because they were anti-dilutive. During the twenty-six weeks ended September 27, 2001, shares from stock awards and options to purchase 314,963 shares of Common Stock were excluded from diluted earnings per common share because they were anti-dilutive.

     During the thirteen and twenty-six weeks ended September 28, 2000, shares from stock options to purchase 71,672 and 126,051, shares of common stock respectively, were excluded from diluted earnings per common share because they were anti-dilutive.

     The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights, between the two classes of common stock.

NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                       Thirteen Weeks Ended  Twenty-six Weeks Ended
                                        Sept 27,   Sept 28,   Sept 27,    Sept 28,
                                         2001       2000       2001        2000
                                         ----       ----       ----        ----
                                                    (in thousands)
Net earnings (loss)                      $ 19,009  $ (5,463)   $  7,127  $(32,356)
Foreign currency translation adjustment     4,049    (5,297)      2,341    (6,335)
Unrealized loss on marketable
  securities  (net of income tax benefit
  of $161 and $62 in fiscal
  2000, respectively)                           -      (231)          -       (80)
                                          -------   -------     -------   -------
Comprehensive income (loss)              $ 23,058  $(10,991)   $  9,468  $(38,771)
                                          =======   =======     =======   =======


NOTE 4 - OPERATING SEGMENTS

Information about the Company's operations by operating segment is as follows:

                                        Thirteen Weeks Ended  Twenty-six Weeks Ended
                                         Sept 27,  Sept 28,     Sept 27,   Sept 28,
                                           2001      2000         2001       2000
                                           ----      ----         ----       ----
Revenues                                              (in thousands)
North American theatrical exhibition    $335,897   $292,951     $618,926   $560,702
International theatrical exhibition       29,888     24,226       47,813     40,558
NCN and other                             11,358     14,425       19,889     21,586
                                         -------    -------      -------    -------
Total revenues                          $377,143   $331,602     $686,628   $622,846
                                         =======    =======      =======    =======


                                        Thirteen Weeks Ended  Twenty-six Weeks Ended
                                         Sept 27,  Sept 28,     Sept 27,   Sept 28,
                                           2001	     2000         2001       2000
                                           ----      ----         ----       ----
Adjusted EBITDA (1)                                   (in thousands)
North American theatrical exhibition    $ 63,812   $ 52,117     $108,096   $ 89,716
International theatrical exhibition        2,672       (572)         197     (2,202)
NCN and other                               (359)     2,033       (2,568)       369
                                         -------    -------      -------    -------
Total segment Adjusted EBITDA             66,125     53,578      105,725     87,883
General and administrative                 8,898      7,350       16,693     13,985
                                         -------    -------      -------    -------
Total Adjusted EBITDA                   $ 57,227   $ 46,228     $ 89,032   $ 73,898
                                         =======    =======      =======    =======

                                              Sept 27,                Sept 28,
                                                2001                    2000
                                                ----                    ----
Property (2)                                          (in thousands)
North American theatrical exhibition         $1,099,038              $1,050,714
International theatrical exhibition              90,336                  84,056
NCN and other                                    14,016                  14,309
                                              ---------               ---------
Total segment property                        1,203,390               1,149,079
Construction in progress                         48,827                  41,885
Corporate                                        32,577                  41,968
                                              ---------               ---------
                                              1,284,794               1,232,932
Less-accumulated depreciation
  and amortization                              507,584                 414,695
                                              ---------               ---------
Property, net                                $  777,210              $  818,237
                                              =========               =========

 (1) Represents earnings (loss) before cumulative effect of an accounting change plus interest, income taxes, depreciation and amortization and adjusted for preopening expense, theatre and other closure expense, impairment of long-lived assets, (gain) loss on disposition of assets, equity in earnings of unconsolidated affiliates and excludes one-time other income of $7,379 related to an accounting change and one-time other expense of $3,754 incurred in connection with the issuance of Preferred
Stock.
 (2) Property is comprised of land, buildings and improvements, leasehold improvements and furniture, fixtures and equipment.

NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

     On April 19, 2001, the Company issued 92,000 shares of Series A Preferred and 158,000 shares of Series B Exchangeable Preferred Stock the "Series B Preferred" and collectively with the Series A Preferred, the "Preferred Stock") at a price of $1,000 per share. Net proceeds from the issuance were used to repay borrowings under the Credit Facility. Reference is made to Note 5, Stockholders' Equity (Deficit), of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2001 for additional information concerning the Preferred Stock.

     On July 25, 2001, holders of Convertible Class B Stock converted 100,000 shares of Class B Stock into 100,000 shares of Common Stock. On August 20, 2001, holders of Convertible Class B Stock converted 140,448 shares of Class B Stock into 140,448 shares of Common Stock.

     As described in Part II Item 4. Submission of Matters to a Vote of Security Holders, on September 13, 2001 the number of authorized shares of Common Stock were increased from 45,000,000 to 200,000,000. Pursuant to the Certificate of Designations relating to the Preferred Stock, all shares of Series B Preferred were exchanged for an equal number of shares of Series A Preferred.

     Preferred Stock dividends paid in shares of Preferred Stock are based upon their fair value at the date of declaration. The Company records dividends on Series B Preferred Stock when the dividends are declared. The carrying value of Series A Preferred is accreted to its redemption price over ten years (the period from initial issuance until redemption first becomes available to the holder of the security) using the interest method. During the thirteen weeks ended June 28, 2001, the Company recorded dividends of 1,242 additional shares of Series A Preferred valued at $2,398,000 and during the thirteen weeks ended September 28, 2001 the Company recorded dividends of 6,408 additional shares of Series A Preferred valued at $10,399,000. The increase in the number of additional shares of Series A Preferred during the thirteen weeks ended September 27, 2001 compared to the thirteen weeks ended June 27, 2001 was due to the declaration of dividends on Series B Preferred on June 30, 2001, exchange of all Series B Preferred for Series A Preferred on September 13, 2001 and dividend accruals for a full fiscal quarter during the thirteen weeks ended September 27, 2001 compared with a partial fiscal quarter during the thirteen weeks ended June 28, 2001.

NOTE 6 - INCOME TAXES

     The difference between the expected effective annual tax rate on earnings (loss) before income taxes and cumulative effect of an accounting change and the U.S. federal income tax statutory rate is as follows:

                                              Twenty-six Weeks Ended
                                   September 27, 2001      September 28, 2000
                                   ------------------      ------------------
Federal statutory rate                     35.0%                 35.0%
Non-deductible expenses                   (11.3)                    -
Valuation allowance                        (7.6)                    -
State income taxes, net of
  federal tax benefit                        .3                   3.4
Other, net                                    -                  (3.0)
                                           ----                  ----
Effective tax rate                         16.4%                 35.4%
                                           ====                  ====

NOTE 7 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

     A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows:

                                              Twenty-six Weeks Ended
                                                September 27, 2001
                                                ------------------

Beginning Balance                                   $ 32,092
Theatre and other closure expense                         88
Interest expense                                       2,495
Gain on disposition of assets                         (1,682)
General and administrative expense                        75
Transfer of deferred rent and capital lease
   obligations balances                                5,331
Payments                                             (13,403)
                                                     -------
Ending Balance                                      $ 24,996
                                                     =======

NOTE 8 - CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This section contains certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include words or phrases such as the Company or its management "believes," "expects," "anticipates," "intends," "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from the expectations of the Company include, among others: (i) the Company's ability to enter into various financing programs; (ii) the performance of films licensed by the Company; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) general, political (including the impact on attendance of any future terrorist actions) and economic conditions (including adverse changes in inflation and prevailing interest rates); (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws and (x) unforeseen changes in operating requirements. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Operating Results

     Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company's North American and International theatrical exhibition operations and NCN and other businesses.

                                        Thirteen Weeks Ended       Twenty-six Weeks Ended
                                      Sept 27,  Sept 28,         Sept 27,  Sept 28,
                                       2001      2000  % Change   2001      2000   % Change
                                       ----      ----  --------   ----      ----   --------
                                                      (Dollars in thousands)
Revenues
North American theatrical exhibition
  Admissions                         $231,018  $201,260  14.8%  $419,821  $381,637  10.0%
  Concessions                          94,725    87,314   8.5    176,558   165,337   6.8
  Other theatre                        10,154     4,377     *     22,547    13,728  64.2
                                      -------   -------  ----    -------   -------  ----
                                      335,897   292,951  14.7    618,926   560,702  10.4

International theatrical exhibition
  Admissions                           23,914    19,294  23.9     38,295    32,458  18.0
  Concessions                           5,422     4,158  30.4      8,454     6,850  23.4
  Other theatre                           552       774 (28.7)     1,064     1,250 (14.9)
                                      -------   -------  ----    -------   -------  ----
                                       29,888    24,226  23.4     47,813    40,558  17.9

NCN and other                          11,358    14,425 (21.3)    19,889    21,586  (7.9)
                                      -------   -------  ----    -------   -------  ----

    Total revenues                   $377,143  $331,602  13.7%  $686,628  $622,846  10.2%
                                      =======   =======  ====    =======   =======  ====
Costs of operations
North American theatrical exhibition
  Film exhibition costs              $128,935  $109,369  17.9%  $231,891  $206,697  12.2%
  Concession costs                     11,827    12,757  (7.3)    21,593    24,173 (10.7)
  Theatre operating expense            78,967    70,127  12.6    152,956   140,769   8.7
  Rent                                 52,356    51,198   2.3    104,390   101,964   2.4
  Preopening expense                      486       317  53.3      1,747     1,659   5.3
  Theatre and other closure expense        12    11,679 (99.9)        88    12,406 (99.3)
                                      -------   -------  ----    -------   -------  ----
                                      272,583   255,447   6.7    512,665   487,668   5.1
International theatrical exhibition
  Film exhibition costs                13,001    10,533  23.4     20,226    17,314  16.8
  Concession costs                      1,566     1,381  13.4      2,525     2,182  15.7
  Theatre operating expense             6,118     6,220  (1.6)    11,522    11,387   1.2
  Rent                                  6,531     6,664  (2.0)    13,343    11,877  12.3
  Preopening expense                       51       558 (90.9)        59       824 (92.8)
                                      -------   -------  ----    -------   -------  ----
                                       27,267    25,356   7.5     47,675    43,584   9.4

NCN and other                          11,717    12,392  (5.4)    22,457    21,217   5.8
General and administrative              8,898     7,350  21.1     16,693    13,985  19.4
Depreciation and amortization          24,272    25,917  (6.3)    47,570    52,295  (9.0)
Impairment of long-lived assets             -     3,813     *          -     3,813     *
(Gain) loss on disposition of assets   (2,001)        5     *     (1,842)   (1,635) 12.7
                                      -------   -------  ----    -------   -------  ----
    Total costs and expenses         $342,736  $330,280   3.8%  $645,218  $620,927   3.9%
                                      =======   =======  ====    =======   =======  ====

*Percentage change in excess of 100%.

Thirteen weeks ended September 27, 2001 and September 28, 2000.

     Revenues. Total revenues increased 13.7% during the thirteen weeks ended September 27, 2001 compared to the thirteen weeks ended September 28, 2000.

     North American theatrical exhibition revenues increased 14.7% from the prior year. Admissions revenues increased 14.8% due to a 7.8% increase in attendance and a 6.5% increase in average ticket price. Attendance increased due to increased popularity of film product and the addition of 5 new theatres with 92 screens added since September 28, 2000 offset by the closure or sale of 20 older or under performing theatres with 139 screens since September 28, 2000. Attendance at comparable theatres (theatres opened before the second quarter of fiscal 2001) increased 7.5% due to the increased popularity of film product. The increase in average ticket prices was due primarily to the Company's practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 8.5% due primarily to the increase in attendance.

     International theatrical exhibition revenues increased 23.4% from the prior year. Admissions revenues increased 23.9% due primarily to a 26.4% increase in attendance. The increase in attendance was due to the increased popularity of film product and the addition of 1 new theatre with 18 screens since September 28, 2000. Attendance at comparable theatres increased 18.6% due to the increased popularity of film product. Concession revenues increased 30.4% due primarily to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net income.

     Revenues from NCN and other decreased 21.3% from the prior year due primarily to a decrease in advertising revenues at NCN related to conditions in the general economy that have lead to a reduction in spending by advertisers.

     Costs and expenses. Total costs and expenses increased 3.8% during the thirteen weeks ended September 27, 2001 compared to the thirteen weeks ended September 28, 2000.

     North American theatrical exhibition costs and expenses increased 6.7% from the prior year. Film exhibition costs increased 17.9% due to higher admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 55.8% in the current year as compared with 54.3% in the prior year. This increase occurred because more popular films released during the thirteen weeks ended September 27, 2001 were licensed from distributors that generally have higher film rental terms and because of the concentration of attendance in the early weeks of several films which typically results in higher film exhibition costs. Concession costs decreased 7.3% due to additional marketing incentives from vendors under renegotiated contract terms and the Company's initiative to consolidate purchasing to obtain more favorable pricing, offset by the increase in concessions revenues. As a percentage of concessions revenues, concession costs were 12.5% in the current year compared with 14.6% in the prior year. As a percentage of revenues, theatre operating expense was 23.5% in the current year as compared to 23.9% in the prior year. Rent expense increased 2.3% due to the growing number of megaplexes (theatres with predominantly stadium seating) in the Company's theatre circuit, which generally have higher rent per screen than multiplexes (theatres generally without stadium seating). During the thirteen weeks ended September 27, 2001, the Company incurred $12,000 of theatre closure expense comprised primarily of accruals for expected payments to landlords to terminate the leases related to 3 theatres with 20 screens closed during the current period offset by the favorable settlement of lease obligations on three theatres closed in prior periods. During the thirteen weeks ended September 28, 2000, the Company incurred $11,679,000 of theatre closure expense comprised primarily of accruals for expected payments to landlords to terminate the leases related to 21 theatres with 135 screens.

     International theatrical exhibition costs and expenses increased 7.5% from the prior year. Film exhibition costs increased 23.4% primarily due to higher admission revenues. Rent expense decreased 2.0% and theatre operating expense decreased 1.6% from the prior year primarily due to currency exchange rate differences, offset by the addition of one theatre with 18 screens since September 28, 2000. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net income.

     Costs and expenses from NCN and other decreased 5.4% due primarily to a decrease in expenses at NCN related to lower levels of revenue.

     General and administrative expenses increased 21.1% during the thirteen weeks ended September 27, 2001 primarily due to an increase in incentive compensation expense. As a percentage of total revenues, general and administrative expenses increased from 2.2% in the prior year to 2.4% in the current year.

     Depreciation and amortization decreased 6.3%, or $1,645,000, during
the thirteen weeks ended September 27, 2001.   This decrease was
primarily caused by a decrease in depreciation of $1,611,000 related to impairment losses recorded in previous periods which reduced the carrying value of theatre assets.

     During the thirteen weeks ended September 28, 2000, the Company recognized a non-cash impairment loss of $3,813,000. The prior year charge was primarily related to discontinued development of a theatre in Taiwan and to 29 North American multiplex theatres with 180 screens in 12 states (primarily Florida, California, Texas, Michigan and Arizona), including a loss of $1,521,000 associated with 20 theatres that were included in impairment losses in previous periods. All of the 29 North American multiplex theatres have been closed.

     Gain on disposition of assets increased from a loss of $5,000 in the prior year to a gain of $2,001,000 during the current year. Current year and prior year results include the sale of real estate held for investment. The current year also includes a $1,682,000 gain on the favorable settlement of a capital lease obligation.

     Other Income. During the thirteen weeks ended September 28, 2000, the Company recognized non-cash income of $9,996,000 related to the extinguishment of gift certificate liabilities for multiple years of sales. The extinguishment of gift certificate liabilities related to the most recent year of sales resulted in other income of $2,617,000 and the extinguishment of gift certificate liabilities for sales in prior periods resulted in one-time other income of $7,379,000.

     Interest Expense. Interest expense decreased 23.9% during the thirteen weeks ended September 27, 2001 compared to the prior year, primarily due to a decrease in average outstanding borrowings and a decrease in interest rates.

     Income Tax Provision.   The provision for income taxes increased to
an expense of $1,400,000 during the current year from a benefit of $2,500,000 in the prior year. The effective tax rate was 6.9% for the thirteen weeks ended September 27, 2001 compared to 31.4% for the thirteen weeks ended September 28, 2000. The Company adjusts its expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for its domestic and foreign subsidiaries.

     Net Earnings (Loss) for Common Shares. Net earnings for common shares increased during the thirteen weeks ended September 27, 2001 to $8,610,000 from a loss of $5,463,000 in the prior year. Basic earnings per common share was $.22 compared to a loss of $.23 in the prior year. Diluted earnings per common share was $.22 for the thirteen weeks ended September 27, 2001 compared to a loss per common share of $.23 in the prior year. Preferred Stock dividends of 6,408 additional shares of Preferred Stock valued at $10,399,000 were recorded during the thirteen weeks ended September 27, 2001.

Twenty-six weeks ended September 27, 2001 and September 28, 2000.

     Revenues. Total revenues increased 10.2% during the twenty-six weeks ended September 27, 2001 compared to the twenty-six weeks ended September 28, 2000.

     North American theatrical exhibition revenues increased 10.4% from the prior year. Admissions revenues increased 10.0% due to a 5.9% increase in average ticket price and a 3.9% increase in attendance. The increase in average ticket prices was due primarily to the Company's practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance increased primarily due to 5 new theatres with 92 screens added since September 28, 2000. Attendance at comparable theatres (theatres opened before fiscal 2001) increased 3.2% due to increased popularity of film product. Concessions revenues increased 6.8% due to the increase in attendance and a 2.8% increase in average concessions per patron. The increase in average concessions per patron was attributable primarily to increased attendance at children's films during the first quarter of fiscal 2002 where concession spending per patron is generally higher.

     International theatrical exhibition revenues increased 17.9% from the prior year. Admissions revenues increased 18.0% due primarily to a 21.3% increase in attendance. The increase in attendance was due to the increased popularity of film product and the addition of 1 new theatre with 18 screens since September 28, 2000. Attendance at comparable theatres increased 11.2% due to the increased popularity of film product. Concession revenues increased 23.4% due to the increase in total attendance and a 1.7% increase in concessions per patron. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

     Revenues from NCN and other decreased 7.9% from the prior year due primarily to a decrease in advertising revenues at NCN related to conditions in the general economy that have lead to a reduction in spending by advertisers.

     Costs and expenses. Total costs and expenses increased 3.9% during the twenty-six weeks ended September 27, 2001 compared to the twenty-six weeks ended September 28, 2000.

     North American theatrical exhibition costs and expenses increased 5.1% from the prior year. Film exhibition costs increased 12.2% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 55.2% in the current year as compared with 54.2% in the prior year. This increase occurred because more popular films were licensed from distributors that generally have higher film rental terms and because of the concentration of attendance in the early weeks of several films released during the thirteen weeks ended September 27, 2001, which typically results in higher film exhibition costs. Concession costs decreased 10.7% due to additional marketing incentives from vendors under renegotiated contract terms and the Company's initiative to consolidate purchasing to obtain more favorable pricing, offset by the increase in concessions revenues. As a percentage of concessions revenues, concession costs were 12.2% in the current year compared with 14.6% in the prior year. As a percentage of revenues, theatre operating expense was 24.7% in the current year as compared to 25.1% in the prior year. Rent expense increased 2.4% due to the growing number of megaplexes in the company's theatre circuit, which generally have higher rent per screen than multiplexes. During the twenty-six weeks ended September 27, 2001, the Company incurred $88,000 of theatre closure expense comprised primarily of accruals for expected payments to landlords to terminate the leases related to 6 theatres with 38 screens closed during the current year offset by a favorable lease renegotiation for vacant restaurant space related to a terminated joint venture and the favorable settlement of lease obligations on three closed theatres. During the twenty-six weeks ended September 28, 2000, the Company incurred $12,406,000 of theatre closure expense comprised primarily of accruals for expected payments to landlords to terminate the leases related to 23 theatres with 147 screens.

     International theatrical exhibition costs and expenses increased 9.4% from the prior year. Film exhibition costs increased 16.8% primarily due to higher admission revenues. Rent expense increased 12.3% and theatre operating expense increased 1.2% from the prior year, primarily due to the addition of 1 new theatre with 18 screens since September 28, 2000. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

     Costs and expenses from NCN and other increased 5.8% primarily due to an increase in expenses at NCN related to lower levels of revenues.

     General and administrative expenses increased 19.4% during the twenty-six weeks ended September 27, 2001 due to an increase in incentive compensation expense. As a percentage of total revenues, general and administrative expenses increased from 2.2% in the prior year to 2.4% in the current year.

     Depreciation and amortization decreased 9.0%, or $4,725,000, during the twenty-six weeks ended September 27, 2001. This decrease was primarily caused by a decrease in depreciation of $3,084,000 related to impairment losses recorded in previous periods which reduced the carrying value of the theatre assets.

     During the twenty-six weeks ended September 28, 2000, the Company recognized a non-cash impairment loss of $3,813,000. The prior year charge was primarily related to discontinued development of a theatre in Taiwan and to 29 North American multiplex theatres with 180 screens in 12 states (primarily Florida, California, Texas, Michigan and Arizona), including a loss of $1,521,000 associated with 20 theatres that were included in impairment losses in previous periods. All of the 29 North American multiplex theatres have been closed.

     Gain on disposition of assets increased from a gain of $1,635,000 in the prior year to a gain of $1,842,000 during the current year. Current year and prior year results include gains related to the sales of real estate held for investment during the twenty-six weeks ended September 27, 2001 and September 28, 2000. The current and prior year results also include gains of $1,682,000 and $72,000, respectively, on the favorable settlements of capital lease obligations.

     Other Expense (Income). During the twenty-six weeks ended September 27, 2001, the Company recognized $3,754,000 of one-time transaction expenses incurred in connection with the issuance of Preferred Stock. During the twenty-six weeks ended September 28, 2000, the Company recognized non-cash income of $9,996,000 related to the extinguishment of gift certificate liabilities for multiple years of sales. The extinguishment of gift certificate liabilities related to the most recent year of sales resulted in other income of $2,617,000 and the extinguishment of gift certificate liabilities for sales in prior periods resulted in one-time other income of $7,379,000.

     Interest Expense. Interest expense decreased 22.3% during the twenty-six weeks ended September 27, 2001 compared to the prior year, primarily due to a decrease in average outstanding borrowings and a decrease in interest rates.

     Income Tax Provision.   The provision for income taxes increased to an
expense of $1,400,000 during the current year from a benefit of $9,100,000 in the prior year. The effective tax rate was 16.4% for the current year compared to 35.4% for the previous year. The Company adjusts its expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for its domestic and foreign subsidiaries.

     Net Loss for Common Shares. Net loss for common shares decreased during the twenty-six weeks ended September 27, 2001 to a loss of $5,670,000 from a loss of $32,356,000 in the prior year. Basic loss per common share was $.24 compared to a loss of $1.38 in the prior year. Prior year results include the cumulative effect of an accounting change of $15,760,000 (net of income tax benefit of $10,950,000) which increased loss per common share by $.67 for the twenty-six weeks ended September 28, 2000. Diluted loss per common share was $.24 for the twenty-six weeks ended September 27, 2001 compared to a loss per common share of $1.38 in the prior year. Preferred Stock dividends of 7,650 additional shares of Preferred Stock valued at $12,797,000 were recorded during the twenty-six weeks ended September 27, 2001.

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

     Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, increased $10,219,000 from $4,225,000 during the twenty-six weeks ended September 28, 2000 to $14,444,000 during the twenty-six weeks ended September 27, 2001, primarily due to increased adjusted EBITDA, a decrease in interest payments and a decrease in payments on accounts payable offset by an increase in theatre closure payments, a decrease in income tax refunds and an increase in Preferred Stock transaction costs. The Company's working capital deficit decreased from $148,519,000 as of March 29, 2001 to $93,407,000 as of September 27, 2001 due primarily to decreases in accounts payable, deferred income, accrued theatre closure expense and an increase in cash and equivalents. The working capital deficit is not expected to negatively impact the Company's ability to fund operations or planned capital expenditures for the next 12 months. The Company borrows against its Credit Facility to meet obligations as they come due and had approximately $301,000,000 and $150,000,000 available on its Credit Facility to meet these obligations as of September 27, 2001 and March 29, 2001, respectively.

     The Company continues to expand its North American and International theatre circuits. During the current fiscal year, the Company opened 3 theatres with 60 screens. In addition, the Company closed 9 theatres with 56 screens resulting in a circuit total of 174 theatres with 2,772 screens as of September 27, 2001.

     The costs of constructing new theatres are funded by the Company through internally generated cash flow or borrowed funds. The Company generally leases its theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse the Company for a portion of the construction costs. However, the Company may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During the twenty-six weeks ended September 27, 2001, the Company leased 3 new theatres with 60 screens from developers. The Company also sold and subsequently leased back the land at one of its theatres to Entertainment Properties Trust ("EPT"), a real estate investment trust, for approximately $7,500,000.

     Until November 2002, EPT has a right of first refusal and first offer to purchase and leaseback to the Company the real estate assets associated with any megaplex theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property. As of September 27, 2001, the Company had 5 open megaplexes that would be subject to EPT's right of first refusal and first offer to purchase should the Company seek to dispose of such megaplexes.

     Historically, the Company has either paid for or leased the equipment used in a theatre. The Company may purchase leased equipment from lessors, if prevailing market conditions are favorable. During the twenty-six weeks ended September 27, 2001, the Company purchased the leased furniture, fixtures and equipment at 4 theatres with 108 screens for a total of $16,400,000. Subsequent to September 27, 2001, the Company purchased an additional $7,600,000 of leased furniture fixtures and equipment at 2 theatres with 48 screens. The Company expects that the net cash requirements for purchases of leased furniture, fixtures and equipment will approximate $24,000,000 to $31,000,000 in fiscal 2002.

     As of September 27, 2001, the Company had construction in progress of $48,827,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $952,000. The Company had 5 theatres in the U.S. with a total of 88 screens, one theatre in the United Kingdom with 16 screens and two theatres in Spain with 38 screens under construction on September 27, 2001. During the twenty-six weeks ended September 27, 2001, the Company had net capital expenditures (capital expenditures less proceeds from sale and leaseback transactions) of $36,804,000. The Company expects that the net cash requirements for capital expenditures will approximate $75,000,000 in fiscal 2002.

     The Company's Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25,000,000 on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003
and by $50,000,000 on December 31, 2003. The total commitment under the Credit Facility is $425,000,000, but the facility contains covenants that limit the Company's ability to incur debt (whether under the Credit Facility or from other sources). As of September 27, 2001, the Company had outstanding borrowings of $90,000,000 under the Credit Facility at an average interest rate of 4.7% per annum, and approximately $301,000,000 was available for borrowing under the Credit Facility.

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

     The Indentures relating to the Notes due 2009 and 2011 (collectively, the "Notes") also contain provisions subordinating the obligations of the Company under the Notes to its obligations under the Credit Facility and other senior indebtedness. These include a provision that applies if there is a payment default under the Credit Facility or other senior indebtedness and one that applies if there is a non-payment default that permits
acceleration of indebtedness under the Credit Facility.    If there is a
payment default under the Credit Facility or other senior indebtedness, generally no payment may be made on the Notes until such payment default has been cured or waived or such senior indebtedness had been discharged or paid in full. If there is a non-payment default under the Credit Facility that would permit the lenders to accelerate the maturity date of the Credit Facility, no payment may be made on the Notes for a period (the "Payment Blockage Period") commencing upon the receipt by the Indenture trustees for the Notes of notice of such default and ending up to 179 days thereafter. Not more than one Payment Blockage Period may be commenced during any period of 365 consecutive days. Failure of the Company to make payment on either series of Notes when due or within any applicable grace period, whether or not occurring under a Payment Blockage Period, will be an event
of default with respect to such Notes.   As of  September 27, 2001, the
Company was in compliance with all financial covenants relating to the Credit Facility, the Notes due 2009 and the Notes due 2011.

     On April 19, 2001, the Company issued shares of Series A Preferred Stock and Series B Preferred Stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale (including transaction expenses) of approximately $225,000,000 were used to reduce outstanding indebtedness under the Company's Credit Facility. As described in Note 5 to the Company's Notes to Consolidated Financial Statements included in Part I
Item 8. of its Form 10-K for the year ended March 29, 2001, dividends on the Preferred Stock are payable in additional shares of Preferred Stock until April 2004. Thereafter, at the Company's option, dividends on Series B Preferred Stock may be paid in additional shares of Series B Preferred Stock until April 2006 and dividends on Series A Preferred Stock may be paid in additional shares of Series A Preferred Stock until April 2008. Reference is made to such Note 5 for information describing circumstances in which holders of Preferred Stock may be entitled to special in-kind dividends and other circumstances under which holders of Preferred Stock may be required to receive payments-in-kind in lieu of cash and shares of Series B Preferred Stock instead of Series A Preferred Stock. Reference is also made to such Note 5 for information relating to conversion rights, exchange obligations, the Company's redemption option, the holders' redemption option, voting rights, election of directors and liquidation preferences of the Preferred Stock. On September 13, 2001, pursuant to the Certificate of Designations relating to the Preferred Stock, all shares of Series B Preferred were exchanged for an equal number of shares of Series A Preferred.

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

New Accounting Pronouncements

     In July 2001, the FASB issued two new standards; Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using one method (the purchase method) and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001.

     SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 state that goodwill and indefinite-lived intangible assets will no longer be amortized and that goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 will become effective for the Company in fiscal 2003. Adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 will become effective for the Company in fiscal 2004. Adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies to all long-lived assets (excluding goodwill) and discontinued operations and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 will become effective for the Company in fiscal 2003. The Company is currently reviewing SFAS No. 144 to determine its impact, if any, on the Company's future consolidated financial position, results of operations or cash flows.

     In July 2001 the Securities and Exchange Commission (the "SEC") issued an SEC Staff Announcement which was codified as EITF Topic No. D-98 Classification and Measurement of Redeemable Securities. Topic No. D-98 provides additional guidance about determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer.

     Topic No. D-98 is to be applied retroactively in the first fiscal quarter ending after December 15, 2001 by restating the financial statements of prior periods. The Company believes that adoption of Topic No. D-98 will not require a restatement of financial statements until such time, if ever, that (i) the holders of its Preferred Stock either (a) are entitled to elect a majority of the Board of Directors or (b) could convert a portion of their Preferred Stock into a sufficient number of shares of Common Stock to gain control of the Board of Directors and (ii) the Company's optional right to redeem the Preferred Stock is unconditional. Such circumstances do not presently exist and management believes should not exist prior to 2006, if then.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to various market risks including interest rate risk and foreign currency exchange rate risk. The Company does not hold any derivative financial instruments.

     Market risk on variable rate financial instruments. The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 4.7% per annum, a 100 basis point increase in market interest rates would increase annual interest expense and decrease earnings before income taxes by approximately $.9 million.

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

     Foreign currency exchange rates. The Company currently operates theatres in China (Hong Kong SAR), Japan, France, Portugal, Spain, Sweden and Canada and is currently developing theatres in the United Kingdom. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its international theatres but instead intends to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $1.4 million and $12.0 million, respectively.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is made to Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2001 for information on certain litigation to which the Company is a party.

     The Company is party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

Item 4.  Submission of Matters To a Vote of Security Holders.

(a)  The Company held its Annual Meeting of Stockholders on September 13,
2001.

(b) At the meeting, the following matters were voted upon by the stockholders:

   (i) The election of Directors for the upcoming year.

   (ii) A proposal to amend Article FOURTH of the Company's Restated and Amended Certificate of Incorporation to increase the number of authorized shares of Common Stock from 45,000,000 to 200,000,000.

   (iii) A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending March 28, 2002.

     The Board of Directors of the Company is composed of eight (8) members. Three (3) of the directors are elected by the holders of Class B Stock, voting as a class, two (2) of the directors are elected by the holders of Common Stock, voting as a class and three (3) of the directors are elected by the Apollo Purchasers, as defined in that certain Investment Agreement dated April 19, 2001 among the Company, the Apollo Purchasers and certain other parties, holding shares of Series A Preferred Stock and Series B Preferred Stock, voting as a class.

     The following were the nominees of management voted upon and elected by the holders of the Company's Class B Stock, Common Stock and eligible Preferred Stock as of the record date:

     Class B Stock         Common Stock          Preferred Stock
     -------------         ------------          ---------------
     Peter C. Brown        W. Thomas Grant, II   Leon D. Black
     Charles J. Egan, Jr.  Paul E. Vardeman      Marc J. Rowan
     Charles S. Paul                             Laurence M. Berg

     All of the shares of Class B Stock were voted for the Class B nominees shown above. In the election of directors by the holders of Common Stock, there were 16,912,715 votes "for" W. Thomas Grant, II and 1,727,328 votes "against" and 16,917,912 votes "for" Paul E. Vardeman and 1,722,131 votes "against". All of the shares of Series A Preferred Stock and Series B Preferred Stock held by the Apollo Purchasers were voted for the Preferred Stock nominees shown above.

     The total votes cast concerning the proposal to amend Article FOURTH of the Company's Restated and Amended Certificate of Incorporation were as follows: 57,019,752 (16,827,795 Common Stock, 39,419,930 Class B Stock and
5,520 shares of Series A Preferred Stock having 772,027 votes on an "as converted" basis) voted "for" and 1,812,248 (1,800,615 against plus 11,633 abstentions counted as votes against) voted "against". In addition, the favorable votes of a majority of outstanding Common Stock were required to approve this proposal. The number of shares of Common Stock outstanding as of the record date were 19,527,098 and the proposal received 16,827,795 shares of Common Stock voted in favor of the proposal, or 86% of the Common Stock outstanding.

     The total votes cast concerning the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 58,755,296 (18,563,339 Common Stock, 39,419,930 Class B Stock and 772,027 shares of Common Stock on an "as converted" basis) voted "for", 74,665 voted "against" and 2,039 "abstentions".

Item 5.  Other Information.

     As a result of adopting and applying the provisions of Topic No. D-95, the Company reports a revision of basic and diluted earnings per common share and average shares outstanding for basic earnings per common share included in a press release dated October 23, 2001 and included in Form 8-K under Item 9. As discussed in Note 2 to this Form 10-Q, the Company reduced its basic earnings per common share from $.37 to $.22 and its diluted earnings per common share from $.32 to $.22 for the thirteen weeks ended September 27, 2001. Additionally, the Company increased its average shares outstanding from 23,469,000 shares to 58,891,000 shares.


Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
3.1 Amended and Restated Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997) (Incorporated by reference from Exhibit 3.1 to AMCE's Form 10-K (File No. 1-8747) dated March 29, 2001).

3.2 Bylaws of AMC Entertainment Inc. (Incorporated by reference from Exhibit 3.2 to AMCE's Form 10-K (File No. 1-8747) dated March 29, 2001).

4.1            Certificate of Designations of Series A Convertible
               Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (Incorporated by reference from Exhibit 4.6 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

4.2 Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

4.3 Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Mangement IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

4.4 Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

4.5 Securities Purchase Agreement dated June 29, 2001 by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P., Apollo Management V, L.P., AMC Entertainment Inc., Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V Germany, L.P.


(b)   Reports on Form 8-K

     On July 12, 2001, the Company filed a Form 8-K reporting under
Item 9. the date of its first quarter earnings conference call and webcast for fiscal year 2002.

     On July 17, 2001, the Company filed a Form 8-K reporting under
Item 9. its first quarter operating results for fiscal year 2002.

     On October 18, 2001, the Company filed a Form 8-K reporting under Item 9. the date of its second quarter earnings conference call and webcast for fiscal year 2002.

     On October 23, 2001, the Company filed a Form 8-K reporting under Item 9. its second quarter operating results for fiscal year 2002.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


		AMC ENTERTAINMENT INC.




Date:	November 9, 2001  /s/ Peter C. Brown
                        ------------------
                        Peter C. Brown
                        Chairman of the Board,
                        Chief Executive Officer and
                        President



Date:	November 9, 2001  /s/Craig R. Ramsey
                        ------------------
                        Craig R. Ramsey
                        Senior Vice President,
                        Finance,
                        Chief Financial Officer and
                        Chief Accounting Officer