Form 10-Q
period 2001-12-27
AMC ENTERTAINMENT INC
filed 2002-02-06
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from _________________ to _______________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    Number of Shares
Title of Each Class
of Common Stock	                   Outstanding as of
                                   December 27, 2001

Common Stock, 66 2/3 cents par value    19,667,546
Class B Stock, 66 2/3 cents par value    3,801,545

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

INDEX

                                                          Page Number
                                                          -----------

PART I  -  FINANCIAL INFORMATION

  Item 1.	Financial Statements
           Consolidated Statements of Operations                3
           Consolidated Balance Sheets                          4
           Consolidated Statements of Cash Flows                5
           Notes to Consolidated Financial Statements           7
  Item 2.	Management's Discussion and Analysis
           of Financial Condition and Results of Operations    15

  Item 3.  	Quantitative and Qualitative Disclosures
           About Market Risk                                   28


PART II  -  OTHER INFORMATION

  Item 1.   Legal Proceedings                                  29
  Item 2.   Changes in Securities and Use of Proceeds          30
  Item 5.   Other Information                                  30
  Item 6.   Exhibits and Reports on Form 8-K                   32

           Signatures                                          35


Item 1. Financial Statements

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

                                      Thirteen               Thirty-nine
                                     Weeks Ended             Weeks Ended
                                 Dec 27,    Dec 28,    Dec 27,      Dec 28,
                                  2001        2000       2001         2000
                                  ----        ----       ----         ----
                                    (Unaudited)               (Unaudited)
Revenues
 Admissions                   $ 212,373   $ 199,165   $ 670,489    $ 613,260
 Concessions                     83,449      82,946     268,461      255,133
 Other theatre                    7,907       6,177      31,518       21,155
 Other                           12,582      14,114      32,471       35,700
                                -------     -------   ---------     --------
    Total revenues              316,311     302,402   1,002,939      925,248
Expenses
 Film exhibition costs          114,989     106,866     367,106      330,877
 Concession costs                 9,831      12,077      33,949       38,432
 Theatre operating expense       79,192      74,863     243,670      227,019
 Rent                            58,626      56,826     176,359      170,667
 Other                           11,845      11,429      34,302       32,646
 General and administrative       8,666       8,004      25,359       21,989
 Preopening expense               2,182         314       3,988        2,797
 Theatre and other
  closure expense                 1,736       1,421       1,824       13,827
 Depreciation and amortization   26,300      26,465      73,870       78,760
 Impairment of long-lived assets      -           -           -        3,813
 (Gain) loss on disposition
   of assets                         16        (160)     (1,826)      (1,795)
                                 -------     -------   ---------     --------

     Total costs and expenses   313,383     298,105     958,601      919,032
                                -------     -------   ---------     --------
     Operating income             2,928       4,297      44,338        6,216
Other expense (income)                -           -       3,754       (9,996)
Interest expense
    Corporate borrowings         10,977      16,495      33,927       48,533
    Capital and financing
     lease obligations            3,013       3,359       9,773        9,537
  Investment (income) loss         (262)        407        (843)        (198)
                                -------     -------   ---------     --------
Loss before income taxes and
  cumulative effect of an
  accounting change             (10,800)    (15,964)     (2,273)     (41,660)
Income tax provision             (1,800)     (6,000)       (400)     (15,100)
                                -------     -------   ---------     --------
Loss before cumulative
  effect of an
  accounting change              (9,000)     (9,964)     (1,873)     (26,560)
Cumulative effect of an
  accounting change
  net of income tax
  benefit of $10,950)                 -           -           -      (15,760)
                                -------     -------   ---------     --------
Net loss                      $  (9,000)  $  (9,964) $   (1,873)   $ (42,320)
                                =======     =======   =========     ========
Preferred dividends               7,790           -      20,587            -
                                -------     -------   ---------     --------
 Net loss for common shares   $ (16,790)  $  (9,964) $  (22,460)   $ (42,320)
                                =======     =======   =========     ========
Loss per common share before
  cumulative effect of an
  accounting change:

 Basic                        $    (.72)  $    (.42) $     (.96)   $   (1.13)
                                =======     =======   =========     ========

 Diluted                      $    (.72)  $    (.42) $     (.96)   $   (1.13)
                                =======     =======   =========     ========

Net loss per common share:
 Basic                        $    (.72)  $    (.42) $     (.96)   $   (1.80)
                                =======     =======   =========     ========

 Diluted                      $    (.72)  $    (.42) $     (.96)   $   (1.80)
                                =======     =======   =========     ========


See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
                                                             December 27, March 29,
                                                                2001        2001
                                                                ----        ----
                                                                  (Unaudited)
ASSETS
Current assets:
 Cash and equivalents                                        $   48,428  $   34,075

 Receivables, net of allowance for doubtful
  accounts of $1,191
  as of December 27, 2001 and
  $1,137 as of March 29, 2001                                    23,412      14,231
Other current assets                                             40,721      45,075
                                                                 ------      ------
   Total current assets                                         112,561      93,381
Property, net                                                   770,634     757,518
Intangible assets, net                                            6,107       7,639
Deferred income taxes                                           135,891     135,491
Other long-term assets                                           40,515      53,235
   Total assets                                              $1,065,708  $1,047,264
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                           $    93,152 $   100,989
 Accrued expenses and other liabilities                         140,478     138,193
 Current maturities of capital and financing
      lease obligations                                           2,629       2,718
                                                                 ------      ------
   Total current liabilities                                    236,259     241,900
 Corporate borrowings                                           486,226     694,172
 Capital and financing lease obligations                         55,070      53,966
 Other long-term liabilities                                    119,951     116,271
                                                                -------     -------

   Total liabilities                                            897,506   1,106,309
 Commitments and contingencies
 Stockholders' equity (deficit):
  Series A Convertible Preferred Stock, 66 2/3 cents par value;
    257,646 shares issued and outstanding as of
    December 27, 2001 (aggregate liquidation preference of
    $261,989 as of December 27, 2001)                               172           -
 Common Stock, 66 2/3 cents par value; 19,688,046 shares
    issued as of December 27, 2001 and 19,447,598 shares
    issued as of March 29, 2001                                  13,125      12,965
 Convertible Class B Stock, 66 2/3 cents par value;
    3,801,545 shares issued and outstanding as of
    December 27, 2001 and 4,041,993 shares
    issued and outstanding as of March 29, 2001                   2,535       2,695
  Additional paid-in capital                                    336,899     106,713
  Accumulated other comprehensive loss                          (15,950)    (15,121)
  Accumulated deficit                                          (157,920)   (156,047)
                                                                -------    --------
                                                                 178,861    (48,795)
  Less:
   Employee notes for Common Stock purchases                     10,290       9,881
   Common Stock in treasury, at cost, 20,500 shares as of
     December 27, 2001 and March 29, 2001                           369         369
                                                                 ------      ------
   Total stockholders' equity (deficit)                         168,202     (59,045)
                                                                -------     -------
   Total liabilities and stockholders' equity                $1,065,708  $1,047,264
                                                              =========   =========
See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

                                                                 Thirty-nine
                                                                 Weeks Ended
                                                                Dec 27, Dec 28,
                                                                2001       2000
                                                                ----       ----
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       (Unaudited)
Cash flows from operating activities:
  Net loss                                                   $  (1,873) $  (42,320)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization                               73,870      78,760
    Impairment of long-lived assets                                  -       3,813
    Deferred income taxes                                         (400)    (15,100)
    Gain on disposition of long-term assets                     (1,826)     (1,795)
    Cumulative effect of an accounting change                        -      15,760
    Change in assets and liabilities:
       Receivables                                              (8,477)     (4,894)
       Other current assets                                      1,839       4,909
       Accounts payable                                            655     (10,549)
       Accrued expenses and other liabilities                   12,405      21,496
       Liabilities for theatre closure                          (4,977)        325
    Other, net                                                     761       3,388
                                                                ------      ------
  Net cash provided by operating activities                     71,977      53,793
                                                                ------      ------
Cash flows from investing activities:
   Capital expenditures                                        (77,407)    (90,563)
   Proceeds from sale/leasebacks                                29,326           6
   Purchase of leased furniture, fixtures and equipment        (23,739)          -
   Net proceeds from reimbursable construction advances            614       6,635
   Proceeds from disposition of long-term assets                 3,930      29,404
   Other, net                                                   (2,984)     (9,191)
                                                                ------      ------
  Net cash used in investing activities                        (70,260)    (63,709)
                                                                ------      ------
Cash flows from financing activities:
   Net proceeds from preferred stock issuance                  230,033           -
   Net repayments under revolving Credit Facility             (208,000)    (55,000)
   Proceeds from financing lease obligations                       881      10,012
   Principal payments under capital and financing
    lease obligations                                           (2,047)     (2,165)
   Change in cash overdrafts                                    (3,471)      4,392
   Change in construction payables                              (5,021)       (476)
   Other, net                                                      557           -
                                                                ------      ------
   Net cash provided by (used in) financing activities          12,932     (43,237)
                                                                ------      ------
   Effect of exchange rate changes on cash and equivalents        (296)     (1,071)
                                                                ------      ------
Net increase (decrease) in cash and equivalents	               14,353      (54,224)
Cash and equivalents at beginning of period                    34,075      119,305
                                                               ------       ------
Cash and equivalents at end of period                       $  48,428     $ 65,081
                                                               ======       ======
</table

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                              Thirty-nine
                                                              Weeks Ended
                                                        December 27, December 28,
                                                            2001        2000
                                                            ----        ----
                                                              (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest (net of amounts capitalized of
        $2,005 and $3,062)                              $  35,945    $  55,146
    Income taxes refunded                                    (183)      (5,786)



See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2001
(Unaudited)

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

     The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 29, 2001. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 27, 2001 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 28, 2002.

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

NOTE 2 - LOSS PER SHARE

     In April 2001, the Financial Accounting Standards Board's (the "FASB") Staff issued an announcement which was codified as EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Topic No. D-95 requires the inclusion of participating convertible securities in the computation of basic earnings per common share. Topic No. D-95 permits the use of either the "if-converted" or the "two-class" method: the Company has selected the "if-converted" method. The dilutive effect of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") is considered in the computation of basic earnings per common share in accordance with Topic No. D-95. Under Topic No. D-95 the dilutive effect of the Series A Preferred on basic earnings per common share cannot be less than the amount that would result from the application of the "two-class" method of computing basic earnings per common share. The "two-class" method is an earnings allocation formula that determines earnings per share for the common stock and the participating Series A Preferred according to dividends declared and participating rights in the undistributed earnings as if all such earnings were distributed. If dividends are paid on the common stock in any fiscal period, the holders of Series A Preferred shares are entitled to receive dividends on an "as converted" basis, to the extent such dividends are greater than the face amount of Series A Preferred dividends otherwise payable in such fiscal period. The retroactive application of Topic No. D-95 had no effect on previously reported loss per common share.


     The following table sets forth the computation of basic and diluted loss per common share:

                                   Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                December 27, December 28, December 27, December 28,
                                    2001        2000         2001         2000
                                    ----        ----         ----         ----
                                        (in thousands, except per share data)


Numerator:
  Loss
  before cumulative effect of
  an accounting change          $  (9,000)    $ (9,964)   $  (1,873)   $ (26,560)
  Dividends on Series A Preferred   7,790            -       20,587            -
                                   ------       ------       ------       ------
Loss for common shares before
  cumulative effect of an
  accounting change  and
  assumed conversion of
  Series A Preferred            $ (16,790)    $ (9,964)   $ (22,460)  $  (26,560)
                                  =======      =======      =======      =======
Denominator:
  Average common shares
  Outstanding                      23,469       23,469       23,469       23,469
  Series A Preferred                    -            -            -            -
                                   ------       ------       ------       ------

  Shares for basic earnings
   per common share                23,469       23,469       23,469       23,469
  Stock options                         -            -            -            -
  Stock awards                          -            -            -            -
                                   ------       ------       ------       ------
Shares for diluted earnings
  per common share                 23,469       23,469       23,469       23,469
                                  =======      =======      =======      =======

Loss per common share
 before cumulative  effect
 of an accounting change         $   (.72)     $  (.42)    $  (.96)     $  (1.13)
Further dilution from
 applying the "two-class"
  method	                            -            -           -             -
                                   ------       ------       ------       ------

Basic loss per common share
  before cumulative effect of
  an accounting change           $   (.72)     $  (.42)    $   (.96)    $  (1.13)
                                  =======      =======      =======      =======
Diluted loss per common share
 before cumulative effect of an
 accounting change               $   (.72)     $  (.42)    $   (.96)    $  (1.13)
                                  =======      =======      =======      =======


     The following is a reconciliation of the basic and diluted loss per common share computations on loss before the cumulative effect of an accounting change to net loss.

                                        Thirty-nine Weeks Ended
                                            December 28, 2000
                                           (Per share amounts)

                                             Basic      Diluted
                                             -----        -----
Loss for common shares before cumulative
  effect of an accounting change          $  (1.13)    $  (1.13)
Cumulative effect of an accounting change,
  net of income tax benefit                   (.67)        (.67)
                                             -----        -----
Net loss for common shares                 $ (1.80)    $  (1.80)
                                             =====        =====

     During the thirteen and thirty-nine weeks ended December 27, 2001, 36,034,405 and 32,905,542 shares of Common Stock and $7,790,000 and
$20,587,000 of dividends from the assumed conversion of Series A
Preferred, respectively, were excluded from the computation of diluted loss per common share because they were anti-dilutive.

     During the thirteen and thirty-nine weeks ended December 27, 2001, incremental shares from stock awards and options to purchase common shares of 436,840 and 422,387, respectively, were excluded from the computation of diluted loss per common share because they were anti-dilutive. During the thirteen and thirty-nine weeks ended December 28, 2000, incremental shares from options to purchase common shares of 6,682 and 2,227, respectively, were excluded from diluted loss per common share because they were anti-dilutive.

     The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights, between the two classes of common stock.

NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):


                          Thirteen Weeks Ended   Thirty-nine Weeks Ended
                           Dec 27,   Dec 28,       Dec 27,   Dec 28,
                            2001      2000          2001       2000
                            ----      ----          ----       ----

Net loss                 $ (9,000)  $ (9,964)    $ (1,873)  $ (42,320)
Foreign currency
  translation adjustment   (3,170)       253         (829)     (6,082)
Unrealized loss on
  marketable  securities
   (net of income tax benefit
  of $161 and $62 in fiscal
  2000, respectively)           -        (73)           -        (153)
                            -----      -----        -----       -----
Comprehensive loss      $ (12,170) $  (9,784)   $  (2,702)  $ (48,555)
                         ========   ========     ========    ========


NOTE 4 - OPERATING SEGMENTS

Information about the Company's operations by operating segment is as follows (in thousands):

                               Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                Dec 27,      Dec 28,     Dec 27,     Dec 28,
                                 2001         2000        2001        2000
                                 ----         ----        ----        ----
Revenues
North American theatrical
  exhibition                  $ 279,406   $ 270,859     $   898,332   $ 831,561
International theatrical
  exhibition                     24,323      17,429          72,136      57,987
NCN and other                    12,582      14,114          32,471      35,700
                                -------     -------         -------     -------
Total revenues                $ 316,311   $ 302,402      $1,002,939   $ 925,248
                                =======     =======       =========     =======

Adjusted EBITDA (1)
North American theatrical
 exhibition                   $  43,893  $  40,308       $  151,989   $ 130,024
International theatrical
 exhibition                      (2,802)    (2,652)          (2,605)     (4,854)
NCN and other                       737      2,685           (1,831)      3,054
                                -------     -------         -------     -------
Total segment Adjusted EBITDA    41,828     40,341          147,553     128,224
General and administrative        8,666      8,004           25,359      21,989
                                -------     -------         -------     -------
Total Adjusted EBITDA         $  33,162  $  32,337        $ 122,194   $ 106,235
                                =======     =======       =========     =======


A reconciliation of loss before income taxes and cumulative effect of an accounting change to Adjusted EBITDA is as follows (in thousands):

Thirteen Weeks Ended      Thirty-nine Weeks Ended
                               Dec 27,      Dec 28,     Dec 27,    Dec 28,
                                2001         2000        2001        2000
                                ----         ----        ----        ----
Loss before income taxes and
  cumulative effect of an
  accounting change           $ (10,800)    $ (15,964)  $   (2,273) $  (41,660)
Plus:
  Interest expense               13,990        19,854       43,700      58,070
  Depreciation and amortization  26,300        26,465       73,870      78,760
  Impairment of long-lived
   Assets                             -             -            -       3,813
  Preopening expense              2,182           314        3,988       2,797
  Theatre and other closure
    expense                       1,736         1,421        1,824      13,827
  (Gain) loss on disposition
    of assets                        16          (160)      (1,826)     (1,795)
  Investment (income) loss         (262)          407         (843)       (198)
  Other expense (income)              -             -        3,754      (7,379)
                                -------       -------      -------      ------
Adjusted EBITDA               $  33,162     $  32,337     $122,194   $ 106,235
                                =======       =======      =======     =======



	     Information about the Company's land, buildings and improvements, leasehold improvements and furniture fixtures and equipment by operating segment is as follows (in thousands):

                                          As of           As of
                                       December 27,    December 28,
                                           2001            2000
                                           ----            ----
Property
North American theatrical exhibition   $1,111,238       $1,050,916
International theatrical exhibition        89,914           85,252
NCN and other                              14,131           14,343
                                         --------         --------
Total segment property                  1,215,283        1,150,511
Construction in progress                   48,600           68,496
Corporate                                  34,870           35,267
                                         --------         --------
                                        1,298,753        1,254,274
Less-accumulated depreciation
  and amortization                       (528,119)        (430,123)
                                         --------         --------
Property, net                         $   770,634      $   824,151
                                         ========         ========

 (1)	Represents loss before cumulative effect of an accounting change plus interest, income taxes, depreciation and amortization and adjusted for preopening expense, theatre and other closure expense, impairment of long-lived assets, (gain) loss on disposition of assets and equity in earnings of unconsolidated affiliates and excludes one-
time other income of $7,379 (in fiscal 2001) related to an accounting change and one-time other expense of $3,754 (in fiscal 2002) incurred in connection with the issuance of Preferred Stock.  The Company included Adjusted EBITDA because it believes that Adjusted EBITDA provides investors with additional information for estimating its value and evaluating its ability to service debt.  The Company believes that EBITDA is a financial measure commonly used in its industry and should not be construed as an alternative to operating income (as determined in accordance with GAAP). EBITDA as determined by the Company may not be comparable to EBITDA as reported by other companies.  In addition, Adjusted EBITDA is not intended to represent cash flow (as determined in accordance with GAAP) and does not represent the measure of cash available for discretionary uses.




NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIT)

     On April 19, 2001, the Company issued 92,000 shares of Series A Preferred and 158,000 shares of Series B Exchangeable Preferred Stock (the "Series B Preferred" and collectively with the Series A Preferred, the "Preferred Stock") at a price of $1,000 per share. Net proceeds from the issuance were used to repay borrowings under the Credit Facility. Reference is made to Note 5, Stockholders' Equity (Deficit), of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2001 for additional information concerning the Preferred Stock.

     On July 25, 2001, holders of Convertible Class B Stock converted 100,000 shares of Class B Stock into 100,000 shares of Common Stock. On August 20, 2001, holders of Convertible Class B Stock converted 140,448 shares of Class B Stock into 140,448 shares of Common Stock.

     On September 13, 2001, the number of authorized shares of Common Stock were increased from 45,000,000 to 200,000,000. Pursuant to the Certificate of Designations relating to the Preferred Stock, all shares of Series B Preferred were exchanged for an equal number of shares of Series A Preferred.

     Preferred Stock dividends paid in shares of Preferred Stock are recorded at their estimated fair value on the date of declaration. The Company records dividends on Series B Preferred Stock when the dividends are declared. The carrying value of Series A Preferred is accreted to its redemption price (including any accrued and unpaid dividends) over ten years (the period from initial issuance until redemption first becomes available to the holder of the security) using the interest method. During the thirteen weeks ended June 28, 2001, the Company recorded dividends of 1,242 additional shares of Series A Preferred valued at $2,398,000, during the thirteen weeks ended September 27, 2001 the Company recorded dividends of 6,404 additional shares of Series A Preferred valued at $10,399,000 and during the thirteen weeks ended December 27, 2001 the Company recorded dividends of 4,343 additional shares of Series A Preferred valued at $7,790,000.

NOTE 6- INCOME TAXES

     The difference between the expected effective annual tax rate on earnings (loss) before income taxes and cumulative effect of an accounting change and the U.S. federal income tax statutory rate is as follows:

                                 Thirty-nine Weeks Ended
                          December 27, 2001    December 28, 2000
                          -----------------    ----------------
Federal statutory rate            35.0%                35.0%
Preferred stock issuance expense  (6.3)                   -
Other non-deductible expenses     (1.5)                (0.4)
Valuation allowance              (10.4)                (0.2)
State income taxes, net of
    federal tax benefit            1.8                 (1.9)
Other, net                        (1.0                  3.7
                                  ----                 ----
Effective tax rate                17.6%                36.2%
                                  ====                 ====


	The Company determines income tax expense or benefit for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As a consequence, permanent differences which are not deductible for federal income tax purposes serve to reduce the effective federal income tax rate of (35%) benefit. At the end of the third quarter, the Company estimated its effective tax rate would be (17.6%) for the year ending March 28, 2002. The foregoing permanent difference items were expected to reduce the rate of benefit from (35%) to (17.6%).

NOTE 7 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

     A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows (in thousands):
                                          Thirty-nine Weeks Ended
                                             December 27, 2001
                                             -----------------
Beginning Balance, as of March 29, 2001         $32,092
Theatre and other closure expense                 1,824
Interest charge                                   3,570
Other                                                75
Gain on disposition of assets                    (1,682)
Transfer of deferred rent and capital lease
   obligations balances                           6,237
Payments                                        (17,104)
                                                -------
Ending Balance, as of December 27, 2001		$25,012
                                                 ======

NOTE 8 - CONTINGENCIES

     The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

     The Company is the defendant in two coordinated cases now pending in California, Weaver v. AMC Entertainment Inc., (No. 310364 filed March 2000 in Superior Court of California, San Francisco County), and Geller
v. AMC Entertainment Inc. (No. RCV047566 filed May 2000 in Superior Court
of California, San Bernardino County).   The litigation is based upon
California Civil Code Section 1749.5, which provides that "on or after July 1, 1997, it is unlawful for any person or entity to sell a gift certificate to a purchaser containing an expiration date." Weaver is a purported class action on behalf of all persons in California who, on or after January 1, 1997, purchased or received an AMC Gift of Entertainment ("GOE") containing an expiration date. Geller is brought by a plaintiff who allegedly received an AMC discount ticket in California containing an expiration date and who purports to represent all California purchasers of these "gift certificates" purchased from any AMC theatre, store, location, web-site or other venue owned or controlled by AMC since January 1, 1997. Both complaints allege unfair competition and seek injunctive relief. Geller seeks restitution of all expired "gift certificates" purchased in California since January 1, 1997 and not redeemed. Weaver seeks disgorgement of all revenues and profits obtained since January 1997 from sales of "gift certificates" containing an expiration date, as well as actual and punitive damages. On May 11, 2001, following a special trial on the issue, the court ruled that the GOEs and discount tickets are "gift certificates." The Company intends to appeal this ruling and to continue defending the cases vigorously. Should the result of this litigation ultimately be adverse to the Company, it is presently unable to estimate the amount of the potential loss.

     The Company is the plaintiff in American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskel Constructors, Ltd. Et. Al. USDC W.D. Mo. Case No. 01-0378-CV-W. In this suit, the Company seeks damages, presently estimated to aggregate $20 million, from the construction manager and certain subcontractors to recover amounts, most of which the Company has spent to date, to correct defective installation of certain insulation materials at eight theatres. The complaint was originally brought in state court in December 2000 but was removed to federal court on or about April 6, 2001. Similar claims respecting two of the same group of theatres are pending against other subcontractors in additional cases. The Company conducted inspections in other theatres and is in the midst of a testing program to determine whether similar problems exist in other theatres, in which case the amount of damages that the Company seeks in such litigation may increase. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity.

NOTE 9 - SUBSEQUENT EVENT

     On January 16, 2002, the Company sold $175 million aggregate principal amount of 9 7/8 % senior subordinated notes due 2012. Net proceeds from the issuance of the notes due 2012 (approximately
$167.9 million) were used to reduce borrowings under the Credit Facility and will be used to pursue the Company's current business strategy, including acquisition of other theatres and theatre circuits, including its proposed acquisition of GC Companies, Inc. and for general corporate purposes. The notes due 2012 bear interest at the rate of 9 7/8% per annum, payable in February and August of each year. The notes due 2012 are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. The notes due 2012 are unsecured and are subordinated to all the Company's existing and future senior indebtedness (as defined in the note indenture for the notes due 2012). The notes due 2012 rank equally with the Company's 9 1/2% senior subordinated notes due 2009 and its 9 1/2% senior subordinated notes due 2011.

     Generally, the covenants under the indentures relating to the notes due 2012 are substantially the same in all material respects as those under the indenture relating to the notes due 2009 and 2011 except that:

	  	under the indenture respecting the notes due 2012, in order to incur additional indebtedness (other than permitted indebtedness), the Company must satisfy a coverage ratio only on a pro forma basis after giving effect to such event, instead of both at the time of the event and after giving effect thereto on a pro forma basis as required under the indentures for the notes due 2009 and 2011;

	  	the required consolidated EBITDA ratio for incurring additional indebtedness (other than permitted indebtedness) under the indentures relating to the notes due 2009 and notes due 2012 is 2.0 to 1, instead of 1.75 to 1 as required under the indenture relating to the notes due 2011;

	  	the measurement date for determining the amount of consolidated EBITDA that the Company may consider in determining the amount of restricted payments it makes is March 19, 1997 under the indenture respecting the notes due
2009 instead of January 27, 1999, as provided under the indentures respecting the notes due 2011 and the notes due
2012, and the multiple of interest expense that must be deducted in such calculation is 2.0 under the indentures for the notes due 2009 and the notes due 2012, instead of 1.75 as provided in the indenture for the notes due 2011;

	  	the indenture for the notes due 2009 has a general permitted indebtedness basket of $75 million, whereas the general permitted indebtedness baskets for the notes due 2011 and the notes due 2012 are $100 million;

	  	for purposes of determining whether a change in control has occurred, members of the Apollo Group (as defined in the indenture for the notes due 2012) are permitted holders under the indenture respecting the notes due 2012 but are not permitted holders under the indentures respecting the notes due 2009 and 2011;

	  	the indenture for the notes due 2012 includes as "events of default" violations of the covenants relating to mergers and sales of substantially all of the Company's assets and, after the date GC Companies is acquired, certain defaults by GC Companies and any of its subsidiaries that may be a significant subsidiary of the Company; and

	  	if the notes due 2009 or 2011 attain "investment grade status" (as defined in each of the indentures), the covenants in the note indentures respecting the notes due 2009 and 2011 limiting the Company's ability to incur indebtedness, pay dividends, acquire stock or engage in transactions with affiliates will cease to apply.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This section contains certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include words or phrases such as us or our management "believes," "expects," "anticipates," "intends," "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs;
(ii) the performance of films licensed by us; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) political, social and economic conditions; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws and
(x) unforeseen changes in operating requirements. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.




Operating Results

     Set forth in the table below is a summary of revenues, costs and expenses attributable to our North American and International theatrical exhibition operations and NCN and other businesses.

                                  Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                   Dec 27,    Dec 28,        Dec 27,  Dec 28,
                                    2001       2000 % Change  2001     2000 % Change
                                    ----       ---- ------    ----     ---- -------
                                               (Dollars in thousands)
Revenues
North American theatrical
   exhibition
 Admissions                      $193,016   $185,178   4.2% $ 612,837 $566,815  8.1%
 Concessions                       78,983     79,972  (1.2)   255,541  245,309  4.2
 Other theatre                      7,407      5,709  29.7     29,954   19,437 54.1
                                  -------    -------  ----    -------  ------- ----
                                  279,406    270,859   3.2    898,332  831,561  8.0
International theatrical
   exhibition
 Admissions                        19,357     13,987  38.4     57,652   46,445 24.1
 Concessions                        4,466      2,974  50.2     12,920    9,824 31.5
 Other theatre                        500        468   6.8      1,564    1,718 (9.0)
                                   24,323     17,429  39.6     72,136   57,987 24.4
                                  -------    -------  ----    -------  ------- ----
NCN and other                      12,582     14,114 (10.9)    32,471   35,700 (9.0)
                                  -------    -------  ----    -------  ------- ----
   Total revenues                $316,311   $302,402   4.6% $1,002,939 $925,248 8.4%
                                  =======    =======   ===   =========  ======= ===
Costs of operations
 North American theatrical
   exhibition
 Film exhibition costs         $104,576   $ 99,765   4.8%  $336,467  $306,462   9.8%
 Concession costs                 8,507     11,258 (24.4)    30,100    35,431 (15.0)
 Theatre operating expense       70,635     69,156   2.1    223,591   209,925   6.5
 Rent                            51,795     50,372   2.8    156,185   152,336   2.5
 Preopening expense               1,007        488     *      2,754     2,147  28.3
 Theatre and other closure
   Expense                        1,736      1,421  22.2      1,824    13,827 (86.8)
                                -------     ------  ----    -------   ------- ----
                                238,256    232,460   2.5    750,921   720,128   4.3
International theatrical
    exhibition
 Film exhibition costs           10,413      7,101  46.6     30,639    24,415  25.5
 Concession costs                 1,324        819  61.7      3,849     3,001  28.3
 Theatre operating expense        8,557      5,707  49.9     20,079    17,094  17.5
 Rent                             6,831      6,454   5.8     20,174    18,331  10.1
 Preopening expense               1,175       (174)    *      1,234       650  89.8
                                -------    -------  ----    -------   -------  ----
                                 28,300     19,907  42.2     75,975    63,491  19.7

NCN and other                    11,845     11,429   3.6     34,302    32,646   5.1
General and administrative        8,666      8,004   8.3     25,359    21,989  15.3
Depreciation and amortization    26,300     26,465  (0.6)    73,870    78,760  (6.2)
Impairment of long-lived assets       -          -     *          -     3,813     *
(Gain) loss on disposition
   of assets                         16       (160)    *     (1,826)   (1,795)  1.7
                                -------    -------  ----    -------    ------- ----
  Total costs and expenses     $313,383   $298,105   5.1%  $958,601   $919,032  4.3%
                                =======    =======   ===    =======    =======  ===
*Percentage change in excess of 100%.

Thirteen weeks ended December 27, 2001 and December 28, 2000.

     Revenues. Total revenues increased 4.6% during the thirteen weeks ended December 27, 2001 compared to the thirteen weeks ended December 28, 2000.

     North American theatrical exhibition revenues increased 3.2% from the prior year. Admissions revenues increased 4.2% due to a 7.8% increase in average ticket price offset by a 3.3% decrease in attendance. The increase in average ticket prices was due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance decreased due to a decrease in the performance of film product at our theatres and the closure or sale of 17 older or under performing theatres with 122 screens since December 28, 2000, offset by the addition of 7 new theatres with 124 screens. Attendance at comparable theatres (theatres opened before the third quarter of fiscal 2001) decreased 6.1%. Concessions revenues decreased 1.2% due to the decrease in attendance.

     International theatrical exhibition revenues increased 39.6% from the prior year. Admissions revenues increased 38.4% due to a 33.5% increase in attendance. The increase in attendance was due to an increase in the performance of film product at our theatres and the addition of 2 new theatres with 36 screens since December 28, 2000. Attendance at comparable theatres increased 22.7%, primarily at our theatres in Japan. Concession revenues increased 50.2% due to the increase in total attendance and a 12.5% increase in concessions per patron. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net income.

     Revenues from NCN and other decreased 10.9% from the prior year due to a decrease in advertising revenues at NCN related to conditions in the general economy that have lead to a reduction in spending by advertisers.

     Costs and expenses. Total costs and expenses increased 5.1% during the thirteen weeks ended December 27, 2001 compared to the thirteen weeks ended December 28, 2000.

     North American theatrical exhibition costs and expenses increased 2.5% from the prior year. Film exhibition costs increased 4.8% due to higher admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current year as compared with 53.9% in the prior year. Concession costs decreased 24.4% due to additional marketing incentives from vendors under renegotiated contract terms and our initiative to consolidate purchasing to obtain more favorable pricing. As a percentage of concessions revenues, concession costs were 10.8% in the current year compared with 14.1% in the prior year. As a percentage of revenues, theatre operating expense was 25.3% in the current year as compared to 25.5% in the prior year. Rent expense increased 2.8% due to the growing number of megaplexes (theatres with predominantly stadium seating) in our theatre circuit, which generally have higher rent per screen than multiplexes (theatres generally without stadium seating). During the thirteen weeks ended December 27, 2001, we incurred $1,736,000 of theatre and other closure expense comprised of an accrual for the expected payment to a landlord to terminate the lease related to one theatre with 6 screens closed during the current period. During the thirteen weeks ended December 28, 2000, we incurred $1,421,000 of theatre and other closure expense comprised of an accrual for the expected payment to a landlord to terminate the lease related to one theatre with 12 screens.

     International theatrical exhibition costs and expenses increased 42.2% from the prior year. Film exhibition costs increased 46.6% due to higher admission revenues. Theatre operating expense increased 49.9% from the prior year due to increased attendance and rent expense increased 5.8% due to the addition of 2 theatres with 36 screens since December 28, 2000. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net income.

     Costs and expenses from NCN and other increased 3.6% due to an increase in direct selling expense at NCN.

     General and administrative expenses increased 8.3% during the thirteen weeks ended December 27, 2001 due to an increase in salary expenses. As a percentage of total revenues, general and administrative expenses increased from 2.6% in the prior year to 2.7% in the current year.

     Depreciation and amortization decreased 0.6%, or $165,000,
during the thirteen weeks ended December 27, 2001.   This decrease
was caused by a decrease in depreciation of $2,119,000 related to impairment losses recorded in previous periods which reduced the carrying value of theatre assets offset by increases in depreciation due to the addition of 9 theatres with 160 screens since December 28, 2000.

     (Gain) loss on disposition of assets decreased from a gain of $160,000 in the prior year to a loss of $16,000 during the current year. Current year and prior year results include the sale of real estate held for investment.

     Interest Expense. Interest expense decreased 29.5% during the thirteen weeks ended December 27, 2001 compared to the prior year, due to a decrease in average outstanding borrowings and a decrease in interest rates.

     Income Tax Provision.   The provision for income taxes is a
benefit of $1,800,000 in the current year and a benefit of $6,000,000 in the prior year. The effective tax rate was 16.7% for the thirteen weeks ended December 27, 2001 compared to 37.6% for the thirteen weeks ended December 28, 2000. We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries.

     Net Loss for Common Shares. Net loss for common shares increased during the thirteen weeks ended December 27, 2001 to $16,790,000 from a loss of $9,964,000 in the prior year. Basic loss per common share was $.72 compared to a loss of $.42 in the prior year. Preferred Stock dividends of 4,343 additional shares of Preferred Stock valued at $7,790,000 were recorded during the thirteen weeks ended December 27, 2001.

Thirty-nine weeks ended December 27, 2001 and December 28, 2000.

     Revenues. Total revenues increased 8.4% during the thirty-nine weeks ended December 27, 2001 compared to the thirty-nine weeks ended December 28, 2000.

     North American theatrical exhibition revenues increased 8.0% from the prior year. Admissions revenues increased 8.1% due to a 6.5% increase in average ticket price and a 1.6% increase in attendance. The increase in average ticket prices was due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance increased due to 7 new theatres with 124 screens added since December 28, 2000. Attendance at comparable theatres (theatres opened before fiscal
2001) was consistent with the prior period. Concessions revenues increased 4.2% due to a 2.6% increase in average concessions per patron and the increase in attendance. The increase in average concessions per patron was attributable to increased attendance at children's films during the first quarter of fiscal 2002 where concession spending per patron is generally higher.

     International theatrical exhibition revenues increased 24.4% from the prior year. Admissions revenues increased 24.1% due to a 25.2% increase in attendance. The increase in attendance was due to an increase in the performance of film product at our theatres and the addition of 2 new theatres with 36 screens since December 28, 2000. Attendance at comparable theatres increased 13.5%, primarily at our theatres in Japan. Concession revenues increased 31.5% due to the increase in total attendance and a 5.0% increase in concessions per patron. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

     Revenues from NCN and other decreased 9.0% from the prior year due to a decrease in advertising revenues at NCN related to conditions in the general economy that have lead to a reduction in spending by advertisers.

     Costs and expenses. Total costs and expenses increased 4.3% during the thirty-nine weeks ended December 27, 2001 compared to the thirty-nine weeks ended December 28, 2000.

     North American theatrical exhibition costs and expenses increased 4.3% from the prior year. Film exhibition costs increased 9.8% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.9% in the current year as compared with 54.1% in the prior year. This increase occurred because more popular films were licensed from distributors that generally have higher film rental terms and because of the concentration of attendance in the early weeks of several films released during the thirteen weeks ended September 27, 2001, which typically results in higher film exhibition costs. Concession costs decreased 15.0% due to additional marketing incentives from vendors under renegotiated contract terms and our initiative to consolidate purchasing to obtain more favorable pricing, offset by the increase in concessions revenues. As a percentage of concessions revenues, concession costs were 11.8% in the current year compared with 14.4% in the prior year. As a percentage of revenues, theatre operating expense was 24.9% in the current year as compared to 25.2% in the prior year. Rent expense increased 2.5% due to the growing number of megaplexes in our theatre circuit, which generally have higher rent per screen than multiplexes. During the thirty-nine weeks ended December 27, 2001, we incurred $1,824,000 of theatre and other closure expense comprised primarily of accruals for expected payments to landlords to terminate the leases related to 7 theatres with 44 screens closed during the current year offset by a favorable lease renegotiation for vacant restaurant space related to a terminated joint venture and the favorable settlement of lease obligations on three closed theatres. During the thirty-nine weeks ended December 28, 2000, we incurred $13,827,000 of theatre and other closure expense comprised of accruals for expected payments to landlords to terminate the leases related to 27 theatres with 179 screens.

     International theatrical exhibition costs and expenses increased 19.7% from the prior year. Film exhibition costs increased 25.5% due to higher admission revenues. Rent expense increased 10.1% and theatre operating expense increased 17.5% from the prior year, due to the addition of 2 new theatres with 36 screens since December 28, 2000. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

     Costs and expenses from NCN and other increased 5.1% due to an increase in direct selling expense at NCN.

     General and administrative expenses increased 15.3% during the thirty-nine weeks ended December 27, 2001 due to an increase in incentive compensation expense. As a percentage of total revenues, general and administrative expenses increased from 2.4% in the prior year to 2.5% in the current year.

     Depreciation and amortization decreased 6.2%, or $4,890,000, during the thirty-nine weeks ended December 27, 2001. This decrease was caused by a decrease in depreciation of $5,510,000 related to impairment losses recorded in previous periods which reduced the carrying value of the theatre assets.

     During the thirty-nine weeks ended December 28, 2000, we recognized a non-cash impairment loss of $3,813,000. The prior year charge was related to discontinued development of a theatre in Taiwan and to 29 North American multiplex theatres with 180 screens in twelve states (primarily Florida, California, Texas, Michigan and Arizona), including a loss of $1,521,000 associated with 20 theatres that were included in impairment losses in previous periods. All of the 29 North American multiplex theatres have been closed.

     Gain on disposition of assets increased from a gain of $1,795,000 in the prior year to a gain of $1,826,000 during the current year. The current and prior year results also include gains of $1,682,000 and $72,000, respectively, on the favorable settlements of capital lease obligations and gains related to the sales of real estate held for investment.

     Other Expense (Income). During the thirty-nine weeks ended December 27, 2001, we recognized $3,754,000 of one-time transaction expenses incurred in connection with the issuance of Preferred Stock. During the thirty-nine weeks ended December 28, 2000, we recognized non-cash income of $9,996,000 related to the extinguishment of gift certificate liabilities for multiple years of sales. The extinguishment of gift certificate liabilities related to calendar year 1994 sales resulted in other income of $2,617,000 and the extinguishment of gift certificate liabilities for sales in calendar year 1993 and prior years resulted in one-time other income of $7,379,000.

     Interest Expense. Interest expense decreased 24.7% during the thirty-nine weeks ended December 27, 2001 compared to the prior year, due to a decrease in average outstanding borrowings and a decrease in interest rates.

     Income Tax Provision.   The provision for income taxes is a benefit
of $400,000 in the current year and a benefit of $15,100,000 in the prior year. The effective tax rate was 17.6% for the current year compared to 36.2% for the previous year. We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries.

     Net Loss for Common Shares. Net loss for common shares decreased during the thirty-nine weeks ended December 27, 2001 to a loss of $22,460,000 from a loss of $42,320,000 in the prior year. Basic loss per common share was $.96 compared to a loss of $1.80 in the prior year. Prior year results include the cumulative effect of an accounting change of $15,760,000 (net of income tax benefit of $10,950,000) which increased loss per common share by $.67 for the thirty-nine weeks ended December 28, 2000.
 Preferred Stock dividends of 11,989 additional shares of Preferred Stock valued at $20,587,000 were recorded during the thirty-nine weeks ended December 27, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our revenues are collected in cash, principally through box office admissions and theatre concessions sales. We have an operating "float" which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 30 to 45 days following receipt of box office admissions revenues. We are only occasionally required to make advance or early payments or non-refundable guaranties of film rentals. Film distributors generally release during the summer and holiday seasons the films which they anticipate will be the most successful. Consequently, we typically generate higher revenues during such periods.

     Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, increased $18,184,000 from $53,793,000 during the thirty-nine weeks ended December 28, 2000 to $71,977,000 during the thirty-nine weeks ended December 27, 2001, due to increased adjusted EBITDA, a decrease in interest payments and a decrease in payments on accounts payable offset by an increase in theatre closure payments, a decrease in income tax refunds and an increase in Preferred Stock transaction costs. Our working capital deficit decreased from $148,519,000 as of March 29, 2001 to $123,698,000 as of December 27, 2001 due to an increase in cash and equivalents, an increase in receivables, decreases in cash overdrafts, construction payables and accrued theatre closure expense offset by increases in accrued interest and accrued payroll. The working capital deficit is not expected to negatively impact our ability to fund operations, acquisitions or planned capital expenditures for at least the next 12 months. We borrow against our credit facility to meet obligations as they come due and had approximately $335,000,000 and $150,000,000 available on our credit facility to meet these obligations as of December 27, 2001 and March 29, 2001, respectively. After giving effect in January 2002 to the sale of $175 million of our 9 7/8% Senior Subordinated Notes due 2012 and the application of the proceeds therefrom, we had approximately $327,000,000 available under our credit facility as of December 27, 2001.

     We continue to expand our North American and International theatre circuits. During the current fiscal year, we opened 7 theatres with 130 screens. In addition, we closed 10 theatres with 62 screens resulting in a circuit total of 177 theatres with 2,836 screens as of December 27, 2001.

     We fund costs of constructing new theatres through internally generated cash flow or borrowed funds. We generally lease our theatres pursuant to long-term non-cancelable operating leases which require the developer, who owns the property, to reimburse us for a portion of the construction costs. However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During the thirty-nine weeks ended December 27, 2001, we leased 7 new theatres with 130 screens from developers. We also sold and subsequently leased back the land at one of our theatres to Entertainment Properties Trust ("EPT"), a real estate investment trust, for approximately $7,500,000. The sales price was determined by our management and the management of EPT based on historical cost which we believe was consistent with prevailing market conditions.

     We sponsored EPT's formation, and Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President, serves as Chairman of the Board of Trustees of EPT. Because of the various agreements between EPT and us, situations may arise where we have differing interests from EPT. These agreements include (i) leases with respect to 17 theatre properties and (ii) a right of first refusal and first offer that expires in November 2002 in favor of EPT to purchase any megaplex and related entertainment properties acquired or developed and owned (or ground leased) by us. As of December 27, 2001, we had 5 open megaplexes that would be subject to EPT's right of first refusal and first offer to purchase should we seek to sell and subsequently leaseback such megaplexes. Reference is made to Note 8 - Leases in the Notes to Consolidated Financial Statements included in Part I Item 8. of our Form 10-K for the fiscal year ended March 29, 2001 for additional information regarding transactions with EPT.

     Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable. During the thirty-nine weeks ended December 27, 2001, we purchased the leased furniture, fixtures and equipment at 6 theatres with 156 screens for a total of $23,700,000. We expect that the net cash requirements for purchases of leased furniture, fixtures and equipment will approximate $24,000,000 to $31,000,000 in fiscal 2002.

     As of December 27, 2001, we had construction in progress of $48,600,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $1,491,000. We had 4 theatres in the U.S. with a total of 73 screens, one theatre in the United Kingdom with 16 screens and 1 theatre in Spain with 20 screens under construction on December 27, 2001. During the thirty-nine weeks ended December 27, 2001, we had net capital expenditures (capital expenditures less proceeds from sale and leaseback transactions) of $47,200,000. We expect that the net cash requirements for capital expenditures will approximate $75,000,000 in fiscal 2002.

     Our credit facility permits borrowings at interest rates based on either the bank's base rate or LIBOR, plus applicable margins ranging from 0.0% to 1.5% on base rate loans and from 0.75% to 2.50% on LIBOR loans, and requires an annual commitment fee based on margin ratios that could result in a rate of 0.375% or 0.500% on the unused portion of the commitment. The credit facility matures on April 10, 2004. As of December 27, 2001, the average rate of interest on outstanding indebtedness under the credit facility was 3.5% per annum. The lender's commitments under the credit facility will be reduced by $25.0 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50.0 million on December 31, 2003. The total commitment under the credit facility is $425.0 million, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). As of December 27, 2001, we had outstanding borrowings of $62 million under the credit facility, and an additional approximately $335 million ($327 million after giving pro forma effect to the offering of our notes due
2012) was available for borrowing under the credit facility.

     The credit facility includes several financial covenants. We are required to maintain (i) a maximum net indebtedness to annualized EBITDA ratio, as defined in the credit facility (generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, and including an annualized EBITDA calculation for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation period), of 5.50 to 1 from March 30, 2001 through and including March 28, 2002, and a ratio of 5.0 to 1 thereafter, (ii) a minimum cash flow coverage ratio, as defined in the credit facility (generally, the ratio of annualized EBITDA for the most recent four quarters to the sum of (A) consolidated interest expense for such period, (B) amounts paid as cash dividends, for the optional repurchase or redemption of subordinated debt or capital stock, or with respect to the principal amount of capitalized lease obligations during such period, plus (C) the current portion of debt with an original maturity exceeding one year as of the last day of the most recent quarter), of 1.40 to 1, and (iii) a maximum net senior indebtedness to annualized EBITDA ratio, as defined in the credit facility (generally, the ratio of the principal amount of outstanding indebtedness other than subordinated indebtedness (less cash and equivalents) as of the last day of the most recent quarter to annualized EBITDA for the most recent four quarters), of 3.75 to 1 from March 30, 2001 through and including
March 28, 2002, and a ratio of 3.50 to 1 thereafter. The credit facility also (i) generally limits investments in entities which are unrestricted subsidiaries, are not guarantors of the credit facility or are not our wholly-owned subsidiaries, to $100 million in the aggregate, plus the greater of 25% of free cash flow or 50% of consolidated net income (or minus 100% of the consolidated net income if negative) (as defined in the credit facility) after December 27, 1995 and (ii) imposes limitations on the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, dividends, mergers, investments, guarantees, asset sales, business activities and pledges.

     Covenants under the credit facility limit our ability to incur additional debt. The credit facility allows us to incur any amount of debt which satisfies the definition of subordinated debt thereunder or if the administrative agent of the credit facility approves the terms of proposed subordinated debt, in either case as long as we continue to meet the financial covenants in the credit facility. If not qualified as subordinated debt under the credit facility, generally we are limited to no more than $75 million of new debt, subject to meeting our financial covenants.

     Each of our significant subsidiaries (as defined in the credit facility), including AMC, has guaranteed the credit facility. If at any time the ratio of our net senior indebtedness to annualized EBITDA exceeds 3.75 to 1, we and each of our subsidiaries that is a guarantor is obligated to pledge to the lenders under the credit facility all the capital stock of any subsidiary owned by such person and all of our and our subsidiaries' indebtedness owed to such person.

     On March 9, 1997, we sold $200 million aggregate principal amount of 9 1/2 % senior subordinated notes due 2009. We used the net proceeds from the issuance of the notes due 2009 (approximately $194 million) to reduce borrowings under our credit facility. Interest on the notes due 2009 is payable on March 15 and September 15 of each year. The notes due 2009 are redeemable at our option, in whole or in part, at any time on or after March 15, 2002 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 15, 2006, plus in each case interest accrued to the redemption date. The notes due 2009 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the note indenture for the notes due 2009).

     On January 27, 1999, we sold $225 million aggregate principal amount of 9 1/2% senior subordinated notes due 2011. Net proceeds from the issuance of the notes due 2011 (approximately $219 million) were used to reduce borrowings under our credit facility. The notes due 2011 bear interest at the rate of 9 1/2% per annum, payable February and August of each year. The notes due 2011 are redeemable at our option, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. The notes due 2011 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the note indenture for the notes due 2011). The notes due 2011 rank equally with our 9 1/2% senior subordinated notes due 2009.

     On January 16, 2002, we sold $175 million aggregate principal amount of 9 7/8% senior subordinated notes due 2012. Net proceeds from the issuance of the notes due 2012 (approximately $167.9 million) were used to reduce borrowings under our credit facility and will be used to pursue our current business strategy, including acquisition of other theatres and theatre circuits, including our proposed acquisition of GC Companies, and for general corporate purposes. The notes due 2012 bear interest at the rate of 9 7/8% per annum, payable in February and August of each year. The notes due 2012 are redeemable at our option, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. The notes due 2012 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the note indenture for the notes due 2012). The notes due 2012 rank equally with our 9 1/2% senior subordinated notes due 2009 and our 9 1/2% senior subordinated notes due 2011.

     The indentures relating to the notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indentures for the notes due 2009 and 2011) and after giving effect thereto on a pro forma basis (under each of the indentures). Under the indenture relating to the notes due 2009, the most restrictive of the indentures, as of December 27, 2001 and after giving effect to our sale of notes due 2012, we could borrow approximately $7.7 million, in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $75 million of new "permitted indebtedness" under the terms of the indenture relating to the notes due 2009, the most restrictive of the indentures.

     The indentures relating to the notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control, we would be required to make an offer to repurchase each holder's notes due 2009, notes due 2011 and notes due 2012 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

     The indentures relating to the notes also contain provisions subordinating our obligations under the notes to our obligations under the credit facility and other senior indebtedness. These include a provision that applies if there is a payment default under the credit facility or other senior indebtedness and one that applies if there is a non-payment default that permits acceleration of indebtedness under the credit facility. If there is a payment default under the credit facility or other senior indebtedness, generally no payment may be made on the notes until such payment default has been cured or waived or such senior indebtedness had been discharged or paid in full. If there is a non-payment default under the credit facility that would permit the lenders to accelerate the maturity date of the credit facility, no payment may be made on the notes for a period (the "Payment Blockage Period") commencing upon the receipt by the indenture trustees for the notes of notice of such default and ending up to 179 days thereafter. Not more than one Payment Blockage Period may be commenced during any period of 365 consecutive days. Our failure to make payment on any series of notes when due or within any applicable grace period, whether or not occurring under a Payment Blockage Period, will be an event of default with respect to such notes. As of December 27, 2001, we were in compliance with all financial covenants relating to the credit facility, the notes due 2009 and the notes due 2011.

     In addition to the indebtedness discussed above, as of December 27, 2001 we had $57.7 million of capital and financing lease obligations and approximately $3 billion of undiscounted rental payments under operating leases with initial base terms ranging from 13 to 25 years.

     As of January 15, 2002, we entered into an amended stock purchase agreement to acquire GC Companies, Inc. and certain of its subsidiaries pursuant to a plan of reorganization that has been filed in GC Companies' bankruptcy proceedings. We estimate that the aggregate purchase price will be approximately $174.7 million (net of $6.5 million from the committed sale of GC Companies' portfolio of venture capital investments). The purchase price includes cash payments of $97.3 million, $43.3 million in senior subordinated notes and $34.1 million in shares of our common stock, or approximately 3.0 million shares, assuming a value of $11.25 per share (the last reported sale price of our common stock on January 29, 2002). We have estimated the purchase price based on payment options available to key creditors of GC Companies. While the final purchase price may range from $170 million to $190 million and may be comprised of varying forms of cash, senior subordinated notes and shares of our common stock, we believe that the estimated $174.7 million purchase price (net of $6.5 million from the committed sale of GC Companies' portfolio of venture capital investments) represents the most likely outcome. The estimated maximum purchase price of $189.6 million includes cash payments of $44.9 million, the issuance of $110.6 million in senior subordinated notes and $34.1 million in shares of our common stock or approximately 3.0 million shares, assuming a value of $11.25 per share (the last reported sale price of our common stock on January 29, 2002). Our purchase price estimates assume operating borrowings by GC Companies of $9.7 million under its $45 million DIP facility at the effective date of the plan of reorganization; if they exceed that amount, our estimates of the purchase price and of the amount of cash we pay may increase because we are required to repay the DIP facility on the effective date if GC Companies is unable to do so. Our estimates of the purchase price do not include certain contingent obligations under the plan of reorganization to Harcourt General, Inc., which will include the obligations (i) to pay on a discounted basis half of any rent reductions we might realize from renegotiating specified leases within six months after the plan of reorganization is confirmed, (ii) to assume or indemnify Harcourt with respect to obligations under certain leases and (iii) to issue Harcourt shares of our common stock with a value of up to $750,000 if leases with respect to certain theatres are bought out or replaced within six months after plan confirmation. Under the plan of reorganization, reorganized
GC Companies and its reorganized subsidiaries will retain liability for certain trade payables and other current liabilities not discharged in the bankruptcy, reorganized GC Companies will continue to have certain obligations to retirees and certain of GC Companies' executory contracts and unexpired leases will be assumed.

     On January 28, 2002, we entered into letters of intent with the owners of Gulf States Theatres ("GST") and EPT respecting a series of transactions pursuant to which, if consummated,

we would acquire the operations of GST and related assets (exclusive of GST's real estate assets) from GST for an aggregate purchase price of approximately $45 million;

EPT would acquire GST's real estate assets, consisting of five theatres with 68 screens, located in the New Orleans, Louisiana area and lease them to us for a term of 20 years with an initial annual base rent of $7.2 million and provisions for rent escalators and percentage rents;

we would agree to enter into a sale/leaseback transaction with EPT for any certain new megaplex theatres that we develop in the New
Orleans, Louisiana area within three years after the closing date; and

we would make available for sale/leaseback to EPT two theatres with 42 screens with an initial lease rate of 11%.

The letter of intent is non-binding and the proposed transactions are subject to negotiation of definitive agreements. The price at which we sell properties to EPT will be determined by our management and the management of EPT based on historical cost, which we believe is consistent with prevailing market conditions. We also believe the proposed rent terms with EPT are consistent with prevailing market conditions.

     On April 19, 2001, we issued shares of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale (including transaction expenses) of approximately $225,000,000 were used to reduce outstanding indebtedness under our credit facility. On September 13, 2001, pursuant to the certificate of designations relating to the Preferred Stock, all shares of Series B Exchangeable Preferred Stock were exchanged for an equal number of shares of Series A Convertible Preferred Stock. As described in Note 5 to our Notes to Consolidated Financial Statements for the year ended March 29, 2001, dividends on the Series A Convertible Preferred Stock are payable in additional shares of Series A Convertible Preferred Stock until
April 2004. Thereafter, at our option, dividends on Series A Convertible Preferred Stock may be paid in additional shares of Series A Convertible Preferred Stock until April 2008. Reference is made to such note 5 for information describing circumstances in which holders of Series A Convertible Preferred Stock may be entitled to special in-kind dividends and other circumstances under which holders of Series A Convertible Preferred Stock may be required to receive payments-in-kind in lieu of cash and Series B Exchangeable Preferred Stock instead of Series A Convertible Preferred Stock. Reference is also made to such note 5 for information relating to conversion rights, exchange obligations, our redemption option, the holders' redemption option, voting rights, election of directors and liquidation preferences of the Preferred Stock

     We believe that cash generated from operations, existing cash and equivalents, expected reimbursements from developers and the available commitment amount under our credit facility will be sufficient to fund operations, including amounts due under credit agreements, and planned capital expenditures and acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes. However, the performance of films licensed by us and unforeseen changes in operating requirements could affect the ability to continue our business strategy as well as comply with certain financial covenants.

Euro Conversion

     In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). Effective January 1, 2002, the Euro became the sole currency of the participating countries. The existing currencies are due to be completely removed from circulation on February 28, 2002.

     We currently operate one theatre in France, one theatre in Portugal and three theatres in Spain. These countries are member countries that adopted the Euro as of January 1, 1999. We have implemented necessary changes to accounting, operational, and payment systems to accommodate the introduction of the Euro. We do not anticipate that the conversion will have a material impact on our consolidated financial position, results of operations or cash flows.

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

     SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 state that goodwill and indefinite-lived intangible assets will no longer be amortized and that goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 will become effective for us in fiscal 2003. Adoption of SFAS No. 142 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 will become effective for us in fiscal 2004. Adoption of SFAS No. 143 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies to all long-lived assets (excluding goodwill) and discontinued operations and it develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 will become effective for us in fiscal 2003. We are currently reviewing SFAS No. 144 to determine its impact, if any, on our future consolidated financial position, results of operations or cash flows.

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

     During the fiscal quarter ended December 27, 2001, we adopted Topic No. D-98. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adopting Topic No. D-
98. We believe that adoption of Topic No. D-98 will not require a restatement of financial statements until such time, if ever, that (i) the holders of our Preferred Stock either (a) are entitled to elect a majority of the Board of Directors or (b) could convert a portion of their Preferred Stock into a sufficient number of shares of Common Stock to gain control of the Board of Directors and (ii) our optional right to redeem the Preferred Stock is unconditional. Such circumstances do not presently exist and management believes should not exist prior to 2006, if then.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to various market risks including interest rate risk and foreign currency exchange rate risk. The Company does not hold any derivative financial instruments.

     Market risk on variable rate financial instruments. The Company maintains a $425 million credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Based on the Company's current outstanding borrowings under the Credit Facility at an average interest rate of 3.5% per annum, a 100 basis point increase in market interest rates would increase annual interest expense and decrease earnings before income taxes by approximately $620,000.

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

     Foreign currency exchange rates. The Company currently operates theatres in China (Hong Kong SAR), Japan, France, Portugal, Spain, Sweden and Canada and is currently developing theatres in the United Kingdom. As a result of these operations, the Company has assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although the Company does not currently hedge against foreign currency exchange rate risk, it does not intend to repatriate funds from the operations of its international theatres but instead intends to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where the Company currently operates theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income by approximately $1.9 million and $12.1 million, respectively.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     Reference is made to Item 3. Legal Proceedings of the Company's Annual Report on Form 10-K for the fiscal year ended
March 29, 2001 for information on certain litigation to which the Company is a party.

     On January 29, 1999, the Department of Justice filed suit in the United States District Court for the Central District of California, United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. The complaint alleges that the Company has designed, constructed and operated two of its motion picture theatres in the Los Angeles area and unidentified theatres elsewhere that have stadium-style seating in violation of Department of Justice regulations implementing Title III of the ADA and related "Standards for Accessible Design." The complaint alleges various types of non-compliance with the Standards, but relates primarily to issues relating to lines of sight. The Department of Justice seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

     The current Department of Justice position appears to be that theatres must provide wheelchair seating locations and transfer seats with viewing angles to the screen that are at the median or better, counting all seats in the auditorium. Heretofore, the Company has attempted to conform to the evolving standards promulgated by the Department of Justice and believes its theatres are in substantial compliance with the ADA. The Company believes that the Department of Justice's current position has no basis in the ADA or related regulations. The Company has filed an answer denying the allegations. To date, three courts have considered the Department of Justice's position with respect to wheelchair locations. All three courts have rejected that position and decided the disputes in favor of the exhibitors. Lara v. Cinemark USA, Inc., United States Court of Appeals for the Fifth Circuit, No. 99-0204; Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. United States District Court for the District of Oregon, No. 00-485-KI; United States of America v. Cinemark USA, Inc., United States District Court for the Northern District of Ohio, No. 1:99CV-705. Based upon current precedent, the Company does not believe that this matter is likely to result in an outcome that will have a material adverse effect on its financial condition.

     The Company is the plaintiff in American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskel Constructors, Ltd. Et. Al. USDC W.D. Mo. Case No. 01-0378-CV-W. In this suit, the Company seeks damages, presently estimated to aggregate $20 million, from the construction manager and certain subcontractors to recover amounts, most of which the Company has spent to date, to correct defective installation of certain fireproofing materials at eight theatres. The complaint was originally brought in state court in December 2000 but was removed to federal court on or about April 6, 2001. Similar claims respecting two of the same groups of theatres are pending against other subcontractors in additional cases. The Company has conducted inspections in other theatres and is in the midst of a testing program to determine whether similar problems exist in other theatres, in which case the amount of damages that the Company seeks in such litigation may increase. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity.

     The Company is party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds.

     As previously reported, on January 16, 2002, the Company sold $175 million aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2012. Net proceeds from the issuance of the notes due 2012 (approximately $167.9 million) were used to reduce borrowings under our credit facility and will be used to pursue our current business strategy, including acquisition of other theatres and theatre circuits, including our proposed acquisition of GC Companies, and for general corporate purposes. The indentures governing the notes contain covenants that, among other things, restrict the Company's ability and the ability of the Company's subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; enter into transactions with certain affiliates; become liable for any indebtedness that is subordinate or junior in right of payment to any senior indebtedness and senior in right of payment to the notes; or consolidate, merge or sell all or substantially all of our assets, other than in certain transactions between one or more of our wholly-owned subsidiaries and us.

Item 5. Other Information.

     As previously disclosed in Form 8-K's filed on December 11, 2001 and December 28, 2001, on December 6, 2001 the Company entered into a letter of intent to acquire GC Companies, Inc. and certain of its subsidiaries pursuant to a plan of reorganization that has been filed in GC Companies' bankruptcy proceedings. When the transaction is consummated, the Company anticipates that GC Companies and its subsidiaries will operate 66 theatres with 621 screens in North America and will have a 50% interest in a joint venture interest in 17 theatres with 160 screens in South America. For information on the amount that the Company might pay under the plan of reorganization to acquire GC Companies, see "Managements' Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" included elsewhere in this Form 10-Q.

     Because the GC Companies' subsidiary which holds its interest in the South American theatre joint venture is not subject to the jurisdiction of the bankruptcy court, the joint venture's lenders may retain liens on the South American theatres after the completion of our acquisition of GC Companies. GC Companies, Inc. disclosed in its Annual Report on Form 10-K for the year ended October 31, 2001 that the joint venture is in default on its Argentine and Chilean debt agreements as the debts became due in December 2001 and payment has not been made in accordance with the agreement. If the lenders were to accelerate their claims, the joint ventures' interest in theatres located in Argentina and Chile could have little or no value.

     When it entered the letter of intent, the Company also entered into an interim operating agreement with GC Companies, which governed the conduct of GC companies business until the effective date of the plan of reorganization, and a support agreement with certain creditors and the committee of unsecured creditors, wherein the parties agreed to support the plan of reorganization, assuming the plan of reorganization treats their claims as described in the support agreement. Subsequently, the parties to the letter of intent agreed to amendments modifying certain termination provisions and timetables. As of January 15, 2002, the Company entered into a stock purchase agreement with GC Companies which contains representations and warranties that are generally customary in an acquisition of a company pursuant to Chapter 11 bankruptcy proceedings.

     On January 16, 2002, the bankruptcy court denied GC Companies' motion seeking court approval of our letter of intent and the interim operating agreement, primarily because (i) the letter of intent provided for a termination payment and expense reimbursement to us if, among other reasons, GC Companies sought approval of, or the bankruptcy court approved, an alternate plan, and (ii) the interim operating agreement did not provide a mechanism for GC Companies to seek waivers of restrictive covenants when taking actions otherwise prohibited by the interim operating agreement that might be in the best interests of GC companies' creditors. As a result of the court's action, the support agreement expired by its terms.

     On January 28, 2002, the Company entered an amended and restated letter of intent, an amended support agreement and an amended interim operating agreement with the parties to the original agreements affected by the bankruptcy courts' January 16 ruling. The Company believes the amendments reflected in the amended and restated letter of intent and the amended interim operating agreement address the bankruptcy court's objections. The Company is not resubmitting the amended and restated letter of intent or amended interim operating agreement to the bankruptcy court for its approval, but believe GC Companies will voluntarily comply with its terms.

     The plan of reorganization must be voted on by GC Companies' creditors and confirmed by the bankruptcy court. The proposed transaction is also subject to regulatory approvals under applicable antitrust laws and other conditions. On January 30, 2002, the bankruptcy court approved the form of disclosure statement that will be sent to GC Companies' creditors in connection with their vote on the plan of reorganization. A hearing on the plan of reorganization is scheduled for March 12, 2002. The amended and restated letter of intent, the amended interim operating agreement, the amended support agreement and the stock purchase agreement are terminable if, among other reasons, the bankruptcy court does not approve the plan of reorganization, or if certain other events do not occur, by specified dates, the latest of which is April 20, 2002. At least one creditor has indicated its intention to object to the plan of reorganization. Continued objections by creditors could result in delays, increased costs and modifications to, or rejection of, the plan of reorganization.


Item 6.   Exhibits and Reports on Form 8-K.
(a) Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

 2.1	Interim Operating Agreement dated December 6, 2001
by and among AMC Entertainment Inc. and GC
Companies, Inc. (Incorporated by reference from Exhibit 10.1 to Form 8-K (File No. 1-8747) filed on
December 11, 2001).

*2.2	Amendment dated January 28, 2002 to Interim
Operating Agreement dated December 6, 2001 between
GC Companies, Inc. and AMC Entertainment Inc.

*2.3	Letter of Intent dated December 6, 2001, amended and
restated as of January 28, 2002, between GC
Companies, Inc. and AMC Entertainment Inc.

*2.4	Support Agreement dated December 6, 2001, amended
and restated as of January 28, 2002, between AMC
Entertainment Inc., General Electric Capital
Corporation, Harcourt General, Inc. and the Official
Committee of Unsecured Creditors in the Chapter 11
Cases of the GCX Debtors.

*2.5	First Amended Joint Plan of Reorganization of
Debtors and Official Committee of Unsecured
Creditors for GC Companies, Inc. and its Jointly
Administered Subsidiaries filed on January 30, 2002 with the United States Bankruptcy Court for the District of Delaware.

3.1 Amended and Restated Certificate of Incorporation of
AMC Entertainment Inc. (as amended on December 2,
1997) (Incorporated by reference from Exhibit 3.1 to the Company's Form 10-K (File No. 1-8747) dated
March 29, 2001).

 3.2	Bylaws of AMC Entertainment Inc. (Incorporated by
reference from Exhibit 3.2 to the Company's Form
10-K (File No. 1-8747) dated March 29, 2001).

4.1	Certificate of Designations of Series A Convertible
Preferred Stock and Series B Exchangeable Preferred
Stock of AMC Entertainment Inc. (Incorporated by reference from Exhibit 4.6 to the Company's Form 8-K
(File No. 1-8747) filed on April 20, 2001).

4.2	Investment Agreement entered into April 19, 2001 by
and among AMC Entertainment Inc. and Apollo
Investment Fund IV, L.P., Apollo Overseas Partners
IV, L.P., Apollo Investment Fund V, L.P., Apollo
Overseas Partners V, L.P., Apollo Management IV,
L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8-K
(File No. 1-8747) filed on April 20, 2001).

4.3	Standstill Agreement by and among AMC Entertainment
Inc., and Apollo Investment Fund IV, L.P., Apollo
Overseas Partners IV, L.P., Apollo Investment Fund
V, L.P., Apollo Overseas Partners V, L.P., Apollo
Mangement IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8-K (File No. 1-
8747) filed on April 20, 2001).

4.4	Registration Rights Agreement dated April 19, 2001 by
and among AMC Entertainment Inc. and Apollo Investment
Fund IV, L.P., Apollo Overseas Partners IV, L.P.,
Apollo Investment Fund V, L.P., Apollo Overseas
Partners V, L.P. (Incorporated by reference from
Exhibit 4.9 to the Company's Form 8-K (File No. 1-
8747) filed on April 20, 2001).

4.5	Securities Purchase Agreement dated June 29, 2001 by
and among Apollo Investment Fund IV, L.P., Apollo
Overseas Partners IV, L.P., Apollo Investment Fund V,
L.P., Apollo Overseas Partners V, L.P., Apollo
Management IV, L.P., Apollo Management V, L.P., AMC
Entertainment Inc., Sandler Capital Partners V, L.P.,
Sandler Capital Partners V FTE, L.P. and Sandler
Capital Partners V Germany, L.P. (Incorporated by reference from Exhibit 4.6 of the Company's Form 10-Q
(File No. 1-8747) filed on August 10, 2001).

4.6	Indenture, dated January 16, 2002, respecting AMC
Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012. (Incorporated by reference from Exhibit 4.7 to Amendment No. 1 to the Company's Form S-3 (File No.
333-75208) filed on January 25, 2002).

4.7	Registration Rights Agreement, dated January 16,
2002, respecting AMC Entertainment Inc.'s 9 7/8%
Senior Subordinated Notes due. (Incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company's Form S-3 (File No. 333-75208) filed on January 25, 2002).

(b)	Reports on Form 8-K

	     On October 17, 2001, the Company filed a Form 8-K reporting under Item 9. the date of its second quarter earnings conference call and webcast for fiscal year 2002.

	     On October 23, 2001, the Company filed a Form 8-K reporting under Item 9. its second quarter operating results for fiscal year 2002.

	     On December 11, 2001, the Company filed a Form 8-K reporting under Item 5. announcing it had signed a letter of intent to acquire GC Companies, Inc. and its subsidiaries.

	     On December 19, 2001, the Company filed a Form 8-K reporting under Item 5. announcing it has filed a registration statement with the Securities and Exchange Commission relating to an offering of common stock.

	     On December 28, 2001, the Company filed a Form 8-K reporting under Item 5. that on December 21, 2001 a Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries was filed with the United States Bankruptcy Court for the District of Delaware.

	     On January 3, 2002, the Company filed a Form 8-K reporting under Item 5. announcing that it proposes to make a private offering of $150 million of Senior Subordinated Notes.

	     On January 14, 2002, the Company filed a Form 8-K reporting under Item 5. announcing it had agreed to sell $175 million principal amount of 9 7/8% Senior Subordinated Notes.

	     On January 16, 2002, the Company filed a Form 8-K reporting under Item 9. the date of its third quarter earnings conference call and webcast for fiscal year 2002.

           On January 23, 2002, the Company filed a Form 8-K reporting under Item 9. its third quarter operating results for fiscal year
2002.

           On January 30, 2002, the Company filed a Form 8-K reporting under Item 5. announcing that it had signed a letter of intent to acquire the operations of Gulf States Theatres.

*Filed herewith

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.


Date:	February 6, 2002
/s/Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

Date:	February 6, 2002
/s/Craig R. Ramsey
Craig R. Ramsey
Senior Vice
President, Finance,
Chief Financial Officer and
Chief Accounting Officer