Form 10-Q/A
period 2001-12-27
AMC ENTERTAINMENT INC
filed 2002-03-01
CIK 722077

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10-Q/A
                      (AMENDMENT NO. 1)
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2001

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934
For the transition period from ________ to ________
                               --------    --------
                  Commission file number 1-8747

                     AMC ENTERTAINMENT INC.
     (Exact name of registrant as specified in its charter)

Delaware                             43-1304369
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

106 West 14th Street
P.O. Box 219615
Kansas City, Missouri                     64121-9615
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
                      Yes    x    No ____
                           ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                         Number of Shares
Title of Each Class of Common Stock	      Outstanding as
                                        of December 27, 2001
-----------------------------------     --------------------
Common Stock, 66 2/3 cents par value         19,667,546
Class B Stock, 66 2/3 cents par value         3,801,545

      AMC Entertainment Inc. hereby amends Part I, Item 1
(Note 4 - Operating Segments) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of its Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2001 to reflect a reclassification of theatre operating expense from its International theatrical exhibition operating segment to its North American theatrical exhibition operating segment.
The Company's consolidated theatre operating expense and consolidated statements of operations remain unchanged.

 Item 1. Financial Statements

                       AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)

                                       Thirteen                         Thirty-nine
                                      Weeks Ended                      Weeks Ended
                               December 27, December 28,         December 27, December 28,
                                    2001       2000                  2001         2000
                                    ----       ----                  ----         ----
                                      (Unaudited)                       (Unaudited)
Revenues
 Admissions                     $ 212,373  $ 199,165              $ 670,489   $ 613,260
 Concessions                       83,449     82,946                268,461     255,133
 Other theatre                      7,907      6,177                 31,518      21,155
 Other                             12,582     14,114                 32,471      35,700
                                  -------    -------                -------     -------
   Total revenues                 316,311    302,402              1,002,939     925,248
Expenses
 Film exhibition costs            114,989    106,866                367,106     330,877
 Concession costs                   9,831     12,077                 33,949      38,432
 Theatre operating expense         79,192     74,863                243,670     227,019
 Rent                              58,626     56,826                176,359     170,667
 Other                             11,845     11,429                 34,302      32,646
 General and administrative         8,666      8,004                 25,359      21,989
 Preopening expense                 2,182        314                  3,988       2,797
 Theatre and other closure expense  1,736      1,421                  1,824      13,827
 Depreciation and amortization     26,300     26,465                 73,870      78,760
 Impairment of long-lived assets        -          -                      -       3,813
 (Gain) loss on disposition
     of assets                         16       (160)                (1,826)     (1,795)
                                  -------    -------                -------     -------
     Total costs and expenses     313,383    298,105                958,601     919,032
                                  -------    -------                -------     -------
     Operating income               2,928      4,297                 44,338       6,216
Other expense (income)                  -          -                  3,754      (9,996)
Interest expense
    Corporate borrowings           10,977     16,495                 33,927      48,533
    Capital and financing
     lease obligations              3,013      3,359                  9,773       9,537
  Investment (income) loss           (262)       407                   (843)       (198)
                                  -------    -------                -------     -------
Loss before income taxes and
  cumulative effect of an
     accounting change            (10,800)   (15,964)                (2,273)    (41,660)
Income tax provision               (1,800)    (6,000)                  (400)    (15,100)
                                  -------    -------                -------     -------
Loss before cumulative effect
  of an
  accounting change                (9,000)    (9,964)                (1,873)    (26,560)
Cumulative effect of an
   accounting change
  (net of income tax benefit
   of $10,950)                          -          -                      -     (15,760)
                                  -------    -------                -------     -------
Net loss                       $   (9,000) $  (9,964)            $   (1,873)  $ (42,320)
                                  =======    =======                =======     =======
Preferred dividends                 7,790          -                 20,587           -
                                  -------    -------                -------     -------

Net loss for common shares      $ (16,790) $  (9,964)             $ (22,460)  $ (42,320)
                                  =======    =======                =======     =======
Loss per common share before
  cumulative effect of an
  accounting change:
 Basic                         $     (.72) $     (.42)            $    (.96) $   (1.13)
                                   =======    =======                =======    =======
 Diluted                       $     (.72) $     (.42)            $    (.96) $   (1.13)
                                   =======    =======                =======    =======
Net loss per common share:
 Basic                         $     (.72) $     (.42)            $    (.96) $   (1.80)
                                   =======    =======                =======    =======
 Diluted                       $     (.72) $     (.42)            $    (.96) $   (1.80)
                                   =======    =======                =======    =======

                      See Notes to Consolidated Financial Statements.




                                 AMC ENTERTAINMENT INC.
                              CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share data)
                                                                December 27, March 29,
                                                                    2001       2001
                                                                    ----       ----
                                                                (Unaudited)
ASSETS
Current assets:
 Cash and equivalents                                           $   48,428  $  34,075
 Receivables, net of allowance for doubtful accounts of $1,191
  as of December 27, 2001 and $1,137 as of March 29, 2001           23,412     14,231
Other current assets                                                40,721     45,075
                                                                   -------    -------
  Total current assets                                             112,561     93,381
Property, net                                                      770,634    757,518
Intangible assets, net                                               6,107      7,639
Deferred income taxes                                              135,891    135,491
Other long-term assets                                              40,515     53,235
                                                                   -------    -------
  Total assets                                                  $1,065,708 $1,047,264
                                                                   =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                               $   93,152 $  100,989
 Accrued expenses and other liabilities                            140,478    138,193
 Current maturities of capital and financing
      lease obligations                                              2,629      2,718
                                                                   -------    -------
   Total current liabilities                                       236,259    241,900
 Corporate borrowings                                              486,226    694,172
 Capital and financing lease obligations                            55,070     53,966
 Other long-term liabilities                                       119,951    116,271
                                                                   -------    -------
   Total liabilities                                               897,506  1,106,309
 Commitments and contingencies
 Stockholders' equity (deficit):
  Series A Convertible Preferred Stock, 66 2/3 cents
    par value; 257,646 shares issued and
    outstanding as of December 27, 2001 (aggregate
    liquidation preference of
    $261,989 as of December 27, 2001)                                  172          -
 Common Stock, 66 2/3 cents par value; 19,688,046 shares
    issued as of December 27, 2001 and 19,447,598 shares
    issued as of March 29, 2001                                     13,125     12,965
 Convertible Class B Stock, 66 2/3 cents par value;
    3,801,545 shares issued and outstanding as of
    December 27, 2001 and 4,041,993 shares
    issued and outstanding as of March 29, 2001                      2,535      2,695
  Additional paid-in capital                                       336,899    106,713
  Accumulated other comprehensive loss                             (15,950)   (15,121)
  Accumulated deficit                                             (157,920)  (156,047)
                                                                   -------    -------
                                                                   178,861    (48,795)
  Less:
   Employee notes for Common Stock purchases                        10,290      9,881
   Common Stock in treasury, at cost, 20,500 shares as of
     December 27, 2001 and March 29, 2001                              369        369
                                                                   -------    -------
   Total stockholders' equity (deficit)                            168,202    (59,045)
                                                                   -------    -------
   Total liabilities and stockholders' equity                   $1,065,708 $1,047,264
                                                                   =======    =======
                   See Notes to Consolidated Financial Statements.


                       AMC ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except per share data)
                                                                       Thirty-nine
                                                                       Weeks Ended
                                                                 December 27, December 28,
                                                                     2001         2000
                                                                    -------      -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (Unaudited)
Cash flows from operating activities:
  Net loss                                                      $   (1,873)   $  (42,320)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization                                   73,870        78,760
    Impairment of long-lived assets                                      -         3,813
    Deferred income taxes                                             (400)      (15,100)
    Gain on disposition of long-term assets                         (1,826)       (1,795)
    Cumulative effect of an accounting change                            -        15,760
    Change in assets and liabilities:
       Receivables                                                   (8,477)      (4,894)
       Other current assets                                           1,839        4,909
       Accounts payable                                                 655      (10,549)
       Accrued expenses and other liabilities                        12,405       21,496
       Liabilities for theatre closure                               (4,977)         325
    Other, net                                                          761        3,388
                                                                    -------      -------
  Net cash provided by operating activities                          71,977       53,793
                                                                    =======      =======
Cash flows from investing activities:
   Capital expenditures                                             (77,407)     (90,563)
   Proceeds from sale/leasebacks                                     29,326            6
   Purchase of leased furniture, fixtures and equipment             (23,739)           -
   Net proceeds from reimbursable construction advances                 614        6,635
   Proceeds from disposition of long-term assets                      3,930       29,404
   Other, net                                                        (2,984)      (9,191)
                                                                    -------      -------
  Net cash used in investing activities                             (70,260)     (63,709)
                                                                    -------      -------
Cash flows from financing activities:
   Net proceeds from preferred stock issuance                       230,033            -
   Net repayments under revolving Credit Facility                  (208,000)     (55,000)
   Proceeds from financing lease obligations                            881       10,012
   Principal payments under capital and financing lease obligations  (2,047)      (2,165)
   Change in cash overdrafts                                         (3,471)       4,392
   Change in construction payables                                   (5,021)        (476)
   Other, net                                                           557            -
                                                                    -------      -------
   Net cash provided by (used in) financing activities               12,932      (43,237)
                                                                    -------      -------
   Effect of exchange rate changes on cash and equivalents             (296)      (1,071)
                                                                    -------      -------
Net increase (decrease) in cash and equivalents                      14,353      (54,224)
Cash and equivalents at beginning of period                          34,075      119,305
                                                                    -------      -------
Cash and equivalents at end of period                             $  48,428     $ 65,081
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


The following table sets forth the computation of basic and diluted loss per common share:

                                    Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                   December 27, December 28,     December 27, December 28,
                                       2001       2000              2001        2000
                                       ----       ----              ----        ----
                                            (in thousands, except per share data)

Numerator:
  Loss
  before cumulative effect of
  an accounting change             $   (9,000)    $ (9,964)      $   (1,873) $ (26,560)
  Dividends on Series A Preferred       7,790            -           20,587          -
                                      -------      -------          -------    -------
Loss for common shares before
  cumulative effect of an accounting
  change  and assumed conversion of
  Series A Preferred                $ (16,790)    $ (9,964)       $ (22,460)$  (26,560)
                                      =======      =======          =======    =======
Denominator:
  Average common shares outstanding    23,469       23,469           23,469     23,469
  Series A Preferred                        -            -                -          -
                                      -------      -------          -------    -------
  Shares for basic earnings per
    common share                       23,469       23,469           23,469     23,469
  Stock options                             -            -                -          -
  Stock awards                              -            -                -          -
                                      -------      -------          -------    -------
Shares for diluted earnings per
    common share                       23,469       23,469           23,469     23,469
                                      =======      =======          =======    =======

Loss per common share
 before cumulative  effect of an
 accounting change                 $     (.72)   $    (.42)        $   (.96) $   (1.13)
Further dilution from applying
  the "two-class" method                    -            -                -          -
                                      -------      -------          -------    -------
Basic loss per common share before
  cumulative effect of an accounting
  change                           $     (.72)  $     (.42)       $    (.96) $   (1.13)
                                      =======      =======          =======    =======
Diluted loss per common share
 before cumulative effect of an
 accounting change                 $     (.72)  $    (.42)        $    (.96) $   (1.13)
                                      =======      =======          =======    =======



The following is a reconciliation of the basic and diluted loss per common share computations on loss before the cumulative effect of an accounting change to net loss.

                                                   Thirty-nine Weeks Ended
                                                      December 28, 2000
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


NOTE 3 - COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

                                Thirteen Weeks Ended             Thirty-nine Weeks Ended
                              December 27, December 28,         December 27, December 28,
                                  2001         2000                 2001         2000
                                  ----         ----                 ----         ----

Net loss                      $   (9,000)   $   (9,964)         $   (1,873) $  (42,320)
Foreign currency
  translation adjustment          (3,170)          253                (829)     (6,082)
Unrealized loss on marketable
  securities  (net of income
  tax benefit  of $161 and
  $62 in fiscal
  2000, respectively)                  -           (73)                  -        (153)
                         	   -------       -------             -------     -------
Comprehensive loss             $ (12,170)    $  (9,784)          $  (2,702)  $ (48,555)
                                 =======       =======             =======     =======

NOTE 4 - OPERATING SEGMENTS

Information about the Company's operations by operating segment is as follows (in thousands):

                               Thirteen Weeks Ended       Thirty-nine Weeks Ended
                             December 27,  December 28,   December 27,  December 28,
                                  2001        2000            2001          2000
                                  ----        ----            ----          ----
                            (as restated)                 (as restated)
Revenues
North American
  theatrical exhibition       $ 279,406   $ 270,859       $   898,332    $ 831,561
International
  theatrical exhibition          24,323      17,429            72,136       57,987
NCN and other                    12,582      14,114            32,471       35,700
                                -------     -------         ---------      -------
Total revenues                $ 316,311   $ 302,402        $1,002,939    $ 925,248
                                =======     =======         =========      =======
Adjusted EBITDA (1)(2)
North American
  theatrical exhibition       $  41,574   $  40,308         $ 149,670    $ 130,024
International
  theatrical exhibition            (483)     (2,652)             (286)      (4,854)
NCN and other                       737       2,685            (1,831)       3,054
                                -------     -------           -------      -------
Total segment Adjusted EBITDA    41,828      40,341           147,553      128,224
General and administrative        8,666       8,004            25,359       21,989
                                -------     -------           -------      -------
Total Adjusted EBITDA         $  33,162   $  32,337         $ 122,194    $ 106,235
                                =======     =======         =========      =======

A reconciliation of loss before income taxes and cumulative effect of an accounting change to Adjusted EBITDA is as follows (in thousands):

                               Thirteen Weeks Ended         Thirty-nine Weeks Ended
                              December 27, December 28,    December 27,  December 28,
                                  2001         2000           2001          2000
                                  ----         ----           ----          ----
Loss before income taxes and
  cumulative effect of an
  accounting change           $ (10,800)  $ (15,964)       $   (2,273)  $  (41,660)
Plus:
  Interest expense               13,990      19,854            43,700       58,070
  Depreciation and amortization  26,300      26,465            73,870       78,760
  Impairment of long-lived
    Assets                            -           -                 -        3,813
  Preopening expense              2,182         314             3,988        2,797
  Theatre and other closure
    Expense                       1,736       1,421             1,824       13,827
  (Gain) loss on disposition
    of assets                        16        (160)           (1,826)      (1,795)
  Investment (income) loss         (262)        407              (843)        (198)
  Other expense (income)              -           -             3,754       (7,379)
                                -------     -------           -------      -------
Adjusted EBITDA               $  33,162   $  32,337          $122,194    $ 106,235
                                =======     =======           =======      =======

     Information about the Company's land, buildings and improvements, leasehold improvements and furniture fixtures and equipment by operating segment is as follows (in thousands):

                                           As of           As of
                                        December 27,    December 28,
                                            2001           2000
                                            ----           ----
Property
North American theatrical exhibition     $1,111,238     $1,050,916
International theatrical exhibition          89,914         85,252

NCN and other                                14,131         14,343
                                          ---------      ---------
Total segment property                    1,215,283      1,150,511
Construction in progress                     48,600         68,496
Corporate                                    34,870         35,267
                                          ---------      ---------
                                          1,298,753      1,254,274
Less-accumulated depreciation
  and amortization                         (528,119)      (430,123)
                                          ---------      ---------
Property, net                           $   770,634    $   824,151
                                          =========      =========

 (1)	Represents loss before cumulative effect of an accounting change plus interest, income taxes, depreciation and amortization and adjusted for preopening expense, theatre and other closure expense, impairment of long-lived assets, (gain) loss on disposition of assets and equity in earnings of unconsolidated affiliates and excludes one-time other income of $7,379 (in fiscal 2001) related to an accounting change and one-time other expense of $3,754 (in fiscal 2002) incurred in connection with the issuance of Preferred Stock.  The Company included Adjusted EBITDA because it believes that Adjusted EBITDA provides investors with additional information for estimating its value and evaluating its ability to service debt.  The Company believes that EBITDA is a financial measure commonly used in its industry and should not be construed as an alternative to operating income (as determined in accordance with GAAP). EBITDA as determined by the Company may not be comparable to EBITDA as reported by other companies.  In addition, Adjusted EBITDA is not intended to represent cash flow (as determined in accordance with GAAP) and does not represent the measure of cash available for discretionary uses.

(2) Reflects a $2,319 reclassification of theatre operating expense from International theatrical exhibition to North American theatrical exhibition for the thirteen and thirty-nine weeks ended December 27, 2001.

</table


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


NOTE 6- INCOME TAXES


	The difference between the expected effective annual tax rate on earnings (loss) before income taxes and cumulative effect of an accounting change and the U.S. federal income tax statutory rate is as follows:

Thirty-nine Weeks Ended
                                       December 27, 2001          December 28, 2000
                                       -----------------          -----------------
Federal statutory rate                     35.0%                         35.0%
Preferred stock issuance expense           (6.3)                            -
Other non-deductible expenses              (1.5)                         (0.4)
Valuation allowance                       (10.4)                         (0.2)
State income taxes, net of
   federal tax benefit                      1.8                          (1.9)
Other, net                                 (1.0)                          3.7
                                           ----                          ----
Effective tax rate                         17.6%                         36.2%
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

NOTE 7 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

	A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows (in thousands):

                                        Thirty-nine Weeks Ended
                                           December 27, 2001
                                           -----------------
Beginning Balance, as of March 29, 2001          $32,092
Theatre and other closure expense                  1,824
Interest charge                                    3,570
Other                                                 75
Gain on disposition of assets                     (1,682)
Transfer of deferred rent and capital lease
   obligations balances                            6,237
Payments                                         (17,104)
                                                  ------
Ending Balance, as of December 27, 2001          $25,012
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

                                Thirteen Weeks Ended          Thirty-nine Weeks Ended
                               Dec 27,  Dec 28,             Dec 27,    Dec 28,
                                2001     2000  % Change      2001       2000   % Change
                                ----     ----  --------      ----       ----   --------
                           (as restated)     (as restated)(as restated)      (as restated)
                                   (Dollars in thousands)
Revenues
North American theatrical
     exhibition
   Admissions                $193,016  $185,178    4.2 %  $ 612,837    $566,815    8.1%
   Concessions                 78,983    79,972   (1.2)     255,541     245,309    4.2
   Other theatre                7,407     5,709   29.7       29,954      19,437   54.1
                              -------   -------   ----      -------     -------   ----
                              279,406   270,859    3.2      898,332     831,561    8.0

International theatrical
     exhibition
   Admissions                   19,357   13,987   38.4       57,652      46,445   24.1
   Concessions                   4,466    2,974   50.2       12,920       9,824   31.5
   Other theatre                   500      468    6.8        1,564       1,718   (9.0)
                               -------  -------   ----      -------     -------   ----
                                24,323   17,429   39.6       72,136      57,987   24.4

NCN and other                   12,582   14,114  (10.9)      32,471      35,700   (9.0)
                               -------  -------   ----      -------     -------   ----

   Total revenues             $316,311 $302,402    4.6%  $1,002,939    $925,248    8.4%
                               =======  =======   ====    =========     =======   ====
Costs of operations
 North American theatrical
     exhibition
   Film exhibition costs      $104,576 $ 99,765     4.8%   $336,467    $306,462    9.8%
   Concession costs              8,507   11,258   (24.4)     30,100      35,431  (15.0)
   Theatre operating expense    72,954   69,156     5.5     225,910     209,925    7.6
   Rent                         51,795   50,372     2.8     156,185     152,336    2.5
   Preopening expense            1,007      488       *       2,754       2,147   28.3
   Theatre and other closure
    Expense                      1,736    1,421    22.2       1,824      13,827  (86.8)
                               -------  -------    ----     -------     -------   ----
                               240,575  232,460     3.5     753,240     720,128    4.6
International theatrical
     exhibition
   Film exhibition costs        10,413    7,101    46.6      30,639      24,415   25.5
   Concession costs              1,324      819    61.7       3,849       3,001   28.3
   Theatre operating expense     6,238    5,707     9.3      17,760      17,094    3.9
   Rent                          6,831    6,454     5.8      20,174      18,331   10.1
   Preopening expense            1,175     (174)      *       1,234         650   89.8
                               -------  -------    ----     -------     -------   ----
                                25,981   19,907    30.5      73,656      63,491   16.0

NCN and other                   11,845   11,429     3.6      34,302      32,646    5.1
General and administrative       8,666    8,004     8.3      25,359      21,989   15.3
Depreciation and amortization   26,300   26,465    (0.6)     73,870      78,760   (6.2)
Impairment of long-lived assets      -        -       *           -       3,813      *
(Gain) loss on disposition
    of assets                       16     (160)      *      (1,826)     (1,795)   1.7
                               -------  -------    ----     -------     -------   ----
   Total costs and expenses   $313,383 $298,105     5.1%   $958,601    $919,032    4.3%
                               =======  =======    ====   =========     =======   ====

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

     North American theatrical exhibition costs and expenses increased 3.5% from the prior year. Film exhibition costs increased 4.8% due to higher admissions revenues and an increase in the percentage of admissions paid to film distributors.
As a percentage of admissions revenues, film exhibition costs were 54.2% in the current year as compared with 53.9% in the prior year. Concession costs decreased 24.4% due to additional marketing incentives from vendors under renegotiated contract terms and our initiative to consolidate purchasing to obtain more favorable pricing. As a percentage of concessions revenues, concession costs were 10.8% in the current year compared with 14.1% in the prior year.
As a percentage of revenues, theatre operating expense was 26.1% in the current year as compared to 25.5% in the prior year. Rent expense increased 2.8% due to the growing number of megaplexes (theatres with predominantly stadium seating) in our theatre circuit, which generally have higher rent per screen than multiplexes (theatres generally without stadium seating). During the thirteen weeks ended December 27, 2001, we incurred $1,736,000 of theatre and other closure expense comprised of an accrual for the expected payment to a landlord to terminate the lease related to one theatre with 6 screens closed during the current period. During the thirteen weeks ended December 28, 2000, we incurred $1,421,000 of theatre and other closure expense comprised of an accrual for the expected payment to a landlord to terminate the lease related to one theatre with 12 screens.

     International theatrical exhibition costs and expenses increased 30.5% from the prior year. Film exhibition costs increased 46.6% due to higher admission revenues. Theatre operating expense increased 9.3% from the prior year due to increased attendance and rent expense increased 5.8% due to the addition of 2 theatres with 36 screens since December 28, 2000. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net income.

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

     North American theatrical exhibition costs and expenses increased 4.6% from the prior year. Film exhibition costs increased 9.8% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.9% in the current year as compared with 54.1% in the prior year. This increase occurred because more popular films were licensed from distributors that generally have higher film rental terms and because of the concentration of attendance in the early weeks of several films released during the thirteen weeks ended September
27, 2001, which typically results in higher film exhibition costs.
 Concession costs decreased 15.0% due to additional marketing incentives from vendors under renegotiated contract terms and our initiative to consolidate purchasing to obtain more favorable pricing, offset by the increase in concessions revenues.
 As a percentage of concessions revenues, concession costs were 11.8% in the current year compared with 14.4% in the prior year.
As a percentage of revenues, theatre operating expense was 25.1% in the current year as compared to 25.2% in the prior year.
Rent expense increased 2.5% due to the growing number of megaplexes in our theatre circuit, which generally have higher rent per screen than multiplexes. During the thirty-nine weeks ended December 27, 2001, we incurred $1,824,000 of theatre and other closure expense comprised primarily of accruals for expected payments to landlords to terminate the leases related to 7 theatres with 44 screens closed during the current year offset by a favorable lease renegotiation for vacant restaurant space related to a terminated joint venture and the favorable settlement of lease obligations on three closed theatres. During the thirty-nine weeks ended December 28, 2000, we incurred $13,827,000 of theatre and other closure expense comprised of accruals for expected payments to landlords to terminate the leases related to 27 theatres with 179 screens.

     International theatrical exhibition costs and expenses increased 16.0% from the prior year. Film exhibition costs increased 25.5% due to higher admission revenues. Rent expense increased 10.1% and theatre operating expense increased 3.9% from the prior year, due to the addition of 2 new theatres with 36 screens since December
28, 2000. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

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

     As of January 15, 2002, we entered into an amended stock purchase agreement to acquire GC Companies, Inc. and certain of its subsidiaries pursuant to a plan of reorganization that has been filed in GC Companies' bankruptcy proceedings. We estimate that the aggregate purchase price will be approximately $174.7 million (net of $6.5 million from the committed sale of GC
Companies' portfolio of venture capital investments). The purchase price includes cash payments of $97.3 million, $43.3 million in senior subordinated notes and $34.1 million in shares of our common stock, or approximately 3.0 million shares, assuming a value of $11.25 per share (the last reported sale price of our common stock on January 29, 2002). We have estimated the purchase price based on payment options available to key creditors of GC Companies. While the final purchase price may range from $170 million to $190 million and may be comprised of varying forms of cash, senior subordinated notes and shares of our common stock, we believe that the estimated $174.7 million purchase price (net of $6.5 million from the committed sale of GC Companies' portfolio of venture capital investments) represents the most likely outcome. The estimated maximum purchase price of $189.6 million includes cash payments of $44.9 million, the issuance of $110.6 million in senior subordinated notes and $34.0 million in shares of our common stock or approximately 3.0 million shares, assuming a value of $11.25 per share (the last reported sale price of our common stock on January 29, 2002). Our purchase price estimates assume operating borrowings by GC Companies of $9.7 million under its $45 million DIP facility at the effective date of the plan of reorganization; if they exceed that amount, our estimates of the purchase price and of the amount of cash we pay may increase because we are required to repay the DIP facility on the effective date if GC Companies is unable to do so. Our estimates of the purchase price do not include certain contingent obligations under the plan of reorganization to Harcourt General, Inc., which will include the obligations (i) to pay on a discounted basis half of any rent reductions we might realize from renegotiating specified leases within six months after the plan of reorganization is confirmed, (ii) to assume or indemnify Harcourt with respect to obligations under certain leases and (iii) to issue Harcourt shares of our common stock with a value of up to $750,000 if leases with respect to certain theatres are bought out or replaced within six months after plan confirmation. Under the plan of reorganization, reorganized GC Companies and its reorganized subsidiaries will retain liability for certain trade payables and other current liabilities not discharged in the bankruptcy, reorganized GC Companies will continue to have certain obligations to retirees and certain of GC Companies' executory contracts and unexpired leases will be assumed.

     On January 28, 2002, we entered into letters of intent with the owners of Gulf States Theatres ("GST") and EPT respecting a series of transactions pursuant to which, if consummated,

we would acquire the operations of GST and related assets (exclusive of GST's real estate assets) from GST for an aggregate purchase price of approximately $45 million;

EPT would acquire GST's real estate assets, consisting of five theatres with 68 screens, located in the New Orleans, Louisiana area and lease them to us for a term of 20 years with an initial annual base rent of $7.2 million and provisions for rent escalators a nd percentage rents;

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

     During the fiscal quarter ended December 27, 2001, we adopted Topic No. D-98. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adopting Topic No. D-98. We believe that adoption of Topic No. D-98 will not require a restatement of financial statements until such time, if ever, that (i) the holders of our Preferred Stock either (a) are entitled to elect a majority of the Board of Directors or (b) could convert a portion of their Preferred Stock into a sufficient number of shares of Common Stock to gain control of the Board of Directors and (ii) our optional right to redeem the Preferred
Stock is unconditional. Such circumstances do not presently exist and management believes should not exist prior to 2006, if then.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMC ENTERTAINMENT INC.



Date:	March 1, 2002

/s/Craig R. Ramsey
------------------

Craig R. Ramsey
Senior Vice President, Finance,
Chief Financial Officer and
Chief Accounting Officer