Form 10-K
period 2002-03-28
AMC ENTERTAINMENT INC
filed 2002-06-21
CIK 722077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2002
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-8747

AMC ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1304369 (I.R.S. Employer Identification No.)
920 Main Kansas City, Missouri (Address of principal executive offices)	64105 (Zip Code)

Registrant's telephone number, including area code: (816) 221-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, 66 2/3¢ par value	American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of May 10, 2002, computed by reference to the closing price for such stock on the American Stock Exchange on such date, was $461,500,680.

Title of each class of common stock	Number of shares Outstanding as of May 10, 2002
Common Stock, 66 2/3¢ par value	30,479,699
Class B Stock, 66 2/3¢ par value	3,775,885

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our Proxy Statement for use in connection with the 2002 Annual Meeting of Stockholders to be filed are incorporated by reference into Part III of this report, to the extent set forth therein.

PART I

Item 1. Business.

(a)  General Development of Business

        We are organized as a holding company. Our principal subsidiaries are American Multi-Cinema, Inc. ("AMC") and its wholly-owned subsidiary AMC-GCT, Inc. (formerly known as GC Companies, Inc., "AMC-GCT"), AMC Entertainment International, Inc. ("AMCEI"), National Cinema Network, Inc. ("NCN") and AMC Realty, Inc. We conduct our North American theatrical exhibition business through AMC, AMC-GCT and AMCEI. We are developing theatres outside North America through AMCEI and its subsidiaries. We engage in advertising services through NCN.

        Our predecessor was founded in Kansas City, Missouri in 1920. We were incorporated under the laws of the state of Delaware on June 13, 1983 and maintain our principal executive offices at 920 Main Street, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000.

        On March 15, 2002, we acquired the operations and related assets of Gulf States Theatres for a cash purchase price of approximately $45 million. The acquisition includes five theatres with 68 screens in the New Orleans, Louisiana area. Operating results of the acquired theatres are included in our Consolidated Statements of Operations from March 15, 2002. In connection with the acquisition, we entered into leases of the real estate assets associated with the five theatres with Entertainment Properties Trust, a real estate investment trust, for a term of 20 years with an initial annual base rent of $7.2 million. Of our $45 million purchase price, $5.8 million was paid to Entertainment Properties Trust for specified non-real estate assets which Entertainment Properties Trust acquired from Gulf States Theatres and resold to us at cost. We will pay $300,000 annually for five years in connection with consulting and non-competition agreements related to the acquisition.

        On March 29, 2002, we acquired GC Companies, Inc. ("GC Companies"), pursuant to a plan of reorganization of GC Companies which we sponsored, for a purchase price of approximately $167 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date of the plan of reorganization). The acquisition included 66 theatres with 621 screens in the United States and a 50% interest in a joint venture that operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay.

        Our purchase price for GC Companies includes anticipated cash payments of $71.3 million, the issuance of $72.9 million of our 9 1/2% senior subordinated notes due 2011 and the issuance of $29.3 million of our common stock, or 2.4 million shares based on a price under the plan of $12.14 per share (the average closing price per share for the 15 trading days prior to the effective date of the plan). We used (or will use) available cash from our recent sales of senior subordinated notes and common stock for the cash payments under the plan of reorganization.

        The purchase price is based on current estimates of the amount of "deduction claims" under the plan of reorganization. The exact purchase price will not be determinable until all disputed claim amounts are resolved, which may take 90 days or more after the effective date of the plan. As of May 30, 2002, we have issued $72.9 million of our senior subordinated notes and 386,602 shares of our common stock and paid $47.7 million in cash to creditors of GC Companies. Under the plan, an increase in the amount of deduction claims, which are paid in cash, will reduce the amount of common stock we issue to unsecured creditors, and vice versa. Although the purchase price should not change materially as a result of the resolution of disputed claims, the ultimate amount of cash and common stock components may vary from our current estimates. The remaining shares of common stock issuable to unsecured creditors under the plan, currently estimated to be approximately 2.0 million shares, are not to be distributed until 90 days after the effective date, at the earliest. For additional information on payments that we might make under the plan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

        On the effective date of the plan, all of the operating domestic theatre subsidiaries of GC Companies were merged into GC Companies, Inc. and it was renamed AMC-GCT, Inc. Efforts are underway to re-brand the newly acquired U.S. theatres as AMC Theatres, and we expect the process to be completed by June 30, 2002.

        GC Companies' subsidiary which held its interest in the South American theatre joint venture was not subject to the jurisdiction of the bankruptcy court and the joint venture's lenders retain liens on the South American theatres. Prior to our acquisition of GC Companies, its joint venture defaulted on its Argentine and Chilean loan agreements as the debts thereunder became due in December 2001 and payment was not made in accordance with the agreements. However, in connection with the plan of reorganization, GC Companies acquired, at par, a 25% undivided, non-voting, economic participation interest in the joint venture's loans for an aggregate purchase price of $10.96 million, whereupon the GC Companies' guaranties were released and the lenders agreed to extend the final maturity date of the loans to the joint venture to the first anniversary of the effective date of the plan of reorganization. The lenders also agreed that financial covenants would not be applicable to the borrowers prior to such final maturity date and agreed not to accelerate the loans without GC Companies' consent as long as accrued interest is paid in full on a current basis. The joint venture is currently renegotiating interest payment terms related to one of these loans to allow for capitalization of interest. Because of such considerations and matters referred to under "Financial Information About Geographic Areas", we attribute little or no value to our investment in the joint venture and participation interest in the joint venture's loans.

(b)  Financial Information about Segments

        For information about our operating segments, see Note 15 to the Consolidated Financial Statements on page 63.

(c)  Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies. For the year ended March 28, 2002, we had revenues of $1.3 billion and Adjusted EBITDA of $160.6 million. We also had a net loss for this period of $11.5 million. As of March 28, 2002, after giving effect to the acquisition of GC Companies, Inc. we operated 250 theatres with a total of 3,540 screens, with 93.5%, or 3,310, of our screens in North America, and 6.5%, or 230, of our screens in China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom.

        Our revenues are generated primarily from box office admissions and theatre concession sales, which represented approximately 67% and 27%, respectively, of our revenues for the year ended March 28, 2002. The balance of our revenues are generated from ancillary sources, including on-screen advertising, video games located in theatre lobbies and the rental of theatre auditoriums. We typically show initial release, or "first run," cinema motion pictures which we license from distributors owned by major film production companies and independent distributors.

        As of March 28, 2002, after giving effect to the recent acquisition of GC Companies, we had $560 million of net debt (corporate borrowings and capital and financing lease obligations less cash and equivalents) and $413 million was available for borrowing under our credit facility.

        Key characteristics of our business that we believe differentiate us from and give us a competitive advantage over many other theatrical exhibition companies include our modern theatre circuit, our predominantly megaplex theatre format and our prime theatre locations.

        Modern Theatre Circuit.    We continually upgrade the quality of our theatre circuit by adding new screens through new builds, acquisitions and expansions and disposing of older screens through closures and sales. From April 1995 through March 28, 2002, we added 2,134 new screens, or approximately 74% of our total current screens as of March 28, 2002. During this period, we also acquired eight theatres with 97 screens and disposed of 158 theatres with 962 screens.

        Megaplex Theatre Format.    We are an industry leader in the development and operation of megaplex theatres, typically defined as having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe that the megaplex format provides the operator with enhanced revenue opportunities and better asset utilization while creating convenience for patrons by increasing film choice and the number of film starting times. We believe that the introduction of the megaplex has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. As of March 28, 2002, after giving effect to the acquisition of GC Companies, approximately 67%, or 2,364, of our screens were located in megaplex theatres. As of March 28, 2002, after giving effect to the acquisition of GC Companies, our average number of screens per theatre was 14.2, which we believe was the highest among the major North American theatre exhibitors, compared with 5.4 for all North American theatrical exhibition companies, based upon the National Association of Theatre Owners 2001-02 Encyclopedia of Exhibition.

        Prime Theatre Locations.    Our theatres are generally located in large, urban markets near or within developments that include retail stores, restaurants and other activities that complement the movie-going experience. As of March 28, 2002, after giving effect to our acquisition of GC Companies, approximately 77% of our domestic screens were located in areas among the 25 largest "Designated Market Areas" or "DMA's" (television market areas as defined by Nielsen Media Research).

        The following table provides detail with respect to the geographic location of our theatre circuit as of March 28, 2002, and after giving effect to the acquisition of GC Companies:

	AMCE March 28, 2002		AMCE and GC Companies March 28, 2002
	Total Screens	Total Theatres	Total Screens		Total Theatres
North America
California	431	27		475		34
Florida	437	32		437		32
Texas	347	17		394		22
Arizona	148	7		148		7
Georgia	132	9		147		10
Pennsylvania	111	11		145		14
Illinois	60	2		136		7
Ohio	80	4		115		9
Missouri	103	7		103		7
Virginia	89	6		99		7
New Jersey	46	4		84		8
Michigan	80	6		80		6
Massachusetts	—	—		78		7
Maryland	42	5		75		8
Colorado	72	4		72		4
Washington	34	3		72		9
New York	33	2		72		6
Louisiana	68	5		68		5
Kansas	53	3		53		3
North Carolina	46	2		52		3
Indiana	—	—		50		6
Oklahoma	44	2		44		2
Minnesota	—	—		33		4
South Carolina	—	—		28		3
Nebraska	24	1		24		1
Kentucky	20	1		20		1
Wisconsin	—	—		18		1
District of Columbia	9	1		16		2
Maine	—	—		7		1
Delaware	—	—		5		1

Total United States	2,509	161		3,150		230
Canada	160	7		160		7

Total North America	2,669	168		3,310		237

International
China (Hong Kong)	11	1		11		1
Japan	79	5		79		5
France	20	1		20		1
Portugal	20	1		20		1
Spain	66	3		66		3
Sweden	18	1		18		1
United Kingdom.	16	1		16		1

Total International	230	13		230		13

Total Theatre Circuit	2,899	181	*	3,540	*	250

*
Excludes 17 theatres with 160 screens in South America operated through a 50% owned unconsolidated joint venture.

        During our last fiscal year we increased our circuit by a net total of 1 theatre and 128 screens; we opened 8 new theatres with 146 screens; closed 12 theatres with 86 screens and acquired 5 theatres with 68 screens.

        The following table sets forth information concerning additions (new builds, expansions and acquisitions), dispositions and end of period theatres and screens operated.

Changes in Our Theatres Operated

	Additions		Dispositions		Total Theatres Operated
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
1996	7	150	13	61	226	1,719
1997	17	314	15	76	228	1,957
1998	24	608	23	123	229	2,442
1999	20	380	16	87	233	2,735
2000	20	450	42	279	211	2,906
2001	6	115	37	250	180	2,771
2002	13	214	12	86	181	2,899
2002 (AMCE and GC Companies)	*69	*641	—	—	*250	*3,540

	176	2,872	158	962

*
Excludes 17 theatres with 160 screens in South America operated through a 50% owned unconsolidated joint venture.

Our Strategy

        Our strategic plan has three principal elements:

  •
  maximizing the performance of our existing operations by focusing on the fundamentals of our business;

  •
  growing and improving our theatre portfolio through strategic acquisitions, selective new builds and the continued disposition of older, underperforming theatres; and

  •
  enhancing and extending our business and brands.

        Focus on Fundamentals.    We believe the fundamentals of our business include maximizing revenues and managing our costs and capital expenditures. Since fiscal 1999, we have implemented key strategic initiatives in each of these areas, which have resulted in the following:

  •
  theatre revenues per patron increased 11.4% in fiscal 2000, 5.6% in fiscal 2001 and 5.5% in fiscal 2002 which resulted in a per patron increase of greater than $1.50 over this period;

  •
  general and administrative expenses decreased by approximately $14.5 million, from $52.3 million in fiscal 1999 to $37.8 million in fiscal 2002. We achieved this decline by centralizing our divisional operational structure and reducing our staffing above the theatre level by approximately 30%; and

  •
  we reduced our net capital expenditures from $261 million in fiscal 1999 to $77 million in fiscal 2002 consistent with our objective of becoming free cash flow positive (which we define as net income plus depreciation, amortization and impairments, less net capital expenditures).

        We continue to evaluate opportunities for further revenue, cost saving and cash flow improvements in these and other areas. We believe that our successful execution of these strategic initiatives and the overall quality of our theatre circuit are the primary reasons that we are one of the few major domestic theatrical exhibition companies that has not filed for bankruptcy in recent years.

        Strategic Acquisitions.    The megaplex format, which we introduced in the United States in 1995, began a replacement cycle for the industry. This industry-wide construction of megaplexes rendered many theatres obsolete and helped lead to the bankruptcy of twelve of our competitors since 1999. We believe that these bankruptcies and the curtailment of expansion that naturally occurs at the end of a replacement cycle has set the stage for the consolidation within our industry. We intend to actively evaluate strategic acquisition opportunities that complement our theatre portfolio.

        Selective New Builds.    As a recognized leader in the development and operation of megaplex theatres and based upon our financial resources, we believe that we will continue to have attractive new build site opportunities presented to us by real estate developers and others. We intend to selectively pursue new build opportunities where the characteristics of the location and the overall market meet our strategic and financial return criteria. We typically select new theatre sites on the basis of retail concentration, access to surface transportation and demographic trends. We have in-house real estate representatives who work with brokers to identify potential new sites, develop the economic profile of the sites and present the opportunities to senior management. As of March 28, 2002, we had six theatres with 103 screens under construction.

        Disposition of Theatres.    We believe that a major factor that has further differentiated us from our competitors and has contributed to our success in a restructuring industry environment has been our proactive efforts to close older, underperforming theatres. Since fiscal 1995, our last fiscal year before the first megaplex theatre opened, we have disposed of 962 screens. In order to maintain a modern, high quality theatre circuit, we will continue to evaluate our theatre portfolio and, where appropriate, dispose of theatres through closures, lease terminations, lease buyouts, sales or subleases.

        Enhancing and Extending our Brands and Business.    We believe there are opportunities to increase our core and ancillary revenues and build brand equity through enhancements of our business, new product offerings and strategic marketing. Examples of this include:

  •
  we provide on-screen advertising and lobby marketing to over 11,000 screens through our wholly-owned subsidiary, NCN, one of the nation's leading cinema advertising companies;

  •
  we are currently installing a digital projection technology developed by NCN into several of our theatres. The Digital Theatre Distribution System™ streamlines the delivery of in-theatre advertising and is also suitable for alternative content;

  •
  our MovieWatcher® frequent moviegoer loyalty program is the largest program in the industry with over three million members; and

  •
  we are a founding partner and own approximately 27% of MovieTickets.com, an Internet ticketing venture representing over 6,000 screens, including our own.

Film Licensing

        We predominantly license "first-run" motion pictures from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. We obtain these licenses based on several factors, including number of seats and screens available for a particular picture, revenue potential and the location and condition of our theatres. We pay rental fees on a negotiated basis.

        North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor generally will allocate its films among the exhibitors in the zone. As of March 28, 2002, after giving effect to the acquisition of GC Companies, approximately 76% of our domestic screens were located in non-competitive film zones.

        Licenses that we enter into typically state that rental fees are based on either firm terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, with the percentages declining over the term of the run. Firm term film rental fees are generally the greater of (i) 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks versus (ii) a specified percentage (i.e. 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses (commonly known as a 90-10 clause). The settlement process allows for negotiation based upon how a film actually performs. A firm term agreement could result in lower than anticipated film rent if the film outperforms expectations, especially in regards to length of run, and, conversely, there is a downside risk when the film underperforms.

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Paramount Pictures, Universal Pictures, Warner Bros. Distribution, New Line Cinema, SONY Pictures Releasing (Columbia Pictures and Tri-Star Pictures), Miramax, MGM/United Artists, USA Pictures, Twentieth Century Fox, Sony Classics and DreamWorks. According to information sourced from AC Nielson EDI, Inc., these distributors accounted for 97% of industry admissions revenues from January 2, 2001 through December 25, 2001. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2002, no single distributor accounted for more than 9% of the motion pictures that we licensed or for more than 14% of our box office admissions. At this time, we enjoy good relationships with all the major distributors listed above.

        During the period from January 1, 1990 to December 31, 2001, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America. During 2001, 462 first-run motion pictures were released by distributors in the United States.

Concessions

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items include popcorn, soft drinks, candy and other products. Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency.

        Our primary concessions products are various sizes of popcorn, soft drinks, candy and hot dogs, all of which we sell at each of our theatres. However, different varieties of candy and soft drinks are offered at theatres based on preferences in that particular geographic region. We have also implemented "combo-meals" for patrons which offer a pre-selected assortment of concessions products.

        We design megaplex theatres to have more concessions capacity to make it easier to serve larger numbers of customers. In addition, our megaplexes generally feature the "pass-through" concept, which enables the concessionist serving patrons to simply sell concessions items instead of also preparing them, thus providing more rapid service to customers. Strategic placement of large concessions stands within theatres heightens their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands.

        We negotiate prices for our concessions products and supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates and marketing incentives.

Theatre Management and Support

        We use a centralized structure for policy development, strategic planning, asset management, marketing, finance, accounting and information systems. These systems are managed at our corporate office located in Kansas City, Missouri. All film licensing activity occurs in Woodland Hills, California. We expect to have completely integrated GC Companies' headquarters and film operations into our corporate office and film licensing office by June 21, 2002.

        We view each theatre location as a discrete profit center and staff our theatres with personnel capable of making day-to-day operating decisions. A portion of management's compensation at each theatre is linked to the operating results of each unit. All theatre level personnel complete formal training programs to maximize both customer service and the efficiency of our operations. Theatre managers additionally receive market-based training within their first 18 months with us which focuses on operations administration, marketing and MIS interpretation.

        Theatre staffing varies depending on the size and configuration of the theatre and levels of attendance. For example, a typical ten-screen movie theatre may have four managers with 50 associates while a megaplex may have eight managers and 125 associates. We are committed to developing the strongest possible management teams and seek college graduates for career management positions.

Employees

        As of March 28, 2002, after giving effect to the acquisition of GC Companies, Inc., we had approximately 1,700 full-time and 16,000 part-time employees. Approximately 4% of our part-time employees were minors that were paid the minimum wage.

        Fewer than 2% of our employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators (and affiliated local unions). We believe that our relationship with this union is satisfactory.

Theatrical Exhibition Industry and Competition

        Motion picture theatres are the primary initial distribution channel for new motion picture releases and we believe that the theatrical success of a motion picture is often the most important factor in establishing its value in the cable television, videocassette/DVD and other ancillary markets. We believe that the emergence of alternative motion picture distribution channels has not adversely affected attendance at theatres and that these distribution channels do not provide an experience comparable to the out-of-home entertainment experience offered by moviegoing. We believe that the public will continue to recognize the value of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a larger audience.

        Moviegoing has demonstrated steady growth, with the North American box office increasing by a 6.3% compound annual growth rate ("CAGR") over the last 30 years. Since the introduction of the megaplex in 1995, these positive growth trends have become more pronounced, with the box office growing by a 6.9% CAGR from 1995 to 2001. In 2001, industry attendance was 1.5 billion, an increase of 5% over the prior year, and box office revenues were $8.4 billion, an increase of 10% over the prior year.

        As a result of the economic appeal of megaplex theatres and exhibitors' development of new megaplexes without a corresponding closure of older multiplexes, from 1995 to 1999 the North American indoor screen count grew by a CAGR of 7.8%, from 26,995 to 36,448 screens. However, attendance per screen declined during this period by a CAGR of 3.7%. We believe that this decline reflects the industry's excess screen capacity, in which older multiplexes or less competitively positioned theatres are being rendered obsolete by newer megaplexes, resulting in declining profitability.

        Since 1999, several of our major North American theatrical competitors, representing approximately 10,640 screens, have filed for bankruptcy protection as a result of the overcapacity of screens, among other reasons. All of these Companies have now emerged from bankruptcy. From 1999 to 2001, the industry's indoor screen capacity has declined to 34,490. The following table represents information obtained from the National Association of Theatre Owners.

Year	Attendance (In Millions)	Indoor Screens	Attendance per Screen (In thousands)	Average Ticket Price	Box Office Sales (In millions)
2001	1,487	34,490	43.1	$5.66	$8,413
2000	1,421	35,597	39.9	$5.39	$7,661
1999	1,465	36,448	40.2	$5.08	$7,448
1998	1,481	33,418	44.3	$4.69	$6,949
1997	1,388	31,050	44.7	$4.59	$6,365
1996	1,339	28,905	46.3	$4.42	$5,911
1995	1,263	26,995	46.8	$4.35	$5,493

        There are over 600 companies competing in the North American theatrical exhibition industry, approximately 300 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from the National Association of Theatre Owners and after giving effect to the acquisitions of United Artists Theatre Company and Edwards Theatres Circuit, Inc. by Regal Cinemas, Inc. to form Regal Entertainment Group and the acquisitions of GC Companies and Gulf States Theatres by us, we believe that the nine largest exhibitors (in terms of number of screens) operated approximately 62% of the indoor screens in 2001.

        The following table presents the nine largest North American theatrical exhibition companies by box office revenues:

Company	North American Box Office Revenues (Millions)(1)	North American Screens(2)	North American Theatres(2)
Regal Entertainment Group	$1,470.9	5,886	561
AMC Entertainment Inc.	1,047.7	3,310	237
Loews Cineplex Entertainment Corp.	647.6	2,323	264
Cinemark USA, Inc.	412.5	2,223	189
National Amusements, Inc.	331.2	1,081	103
Carmike Cinemas	328.8	2,431	350
Century Theatres	276.9	723	69
Famous Players	255.7	880	101
Hoyts Cinemas Corporation	182.2	926	106

(1)
Source:    AC Nielson EDI, Inc. Data for the twelve months ended March 28, 2002 for exhibitors other than AMC Entertainment Inc. AMC Entertainment Inc. revenues are based on actual North American admissions revenues for the year ended March 28, 2002 and include the pro forma effects of the acquisitions of GC Companies and Gulf States Theatres assuming these transactions had been completed on March 30, 2001. Such pro forma information is presented for comparative purposes only and does not purport to represent what our results of operations would actually have been had these transactions occurred on the date indicated or to project our results of operations for any future period or date.

(2)
Source:    National Association of Theatre Owners for exhibitors other than AMC Entertainment Inc. AMC Entertainment screens and theatres are as of March 28, 2002 and include the effects of the acquisition of GC Companies.

        Our theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to attracting patrons, licensing motion pictures and finding new theatre sites. Where real estate is readily available, there are few barriers preventing another company from opening a theatre near one of our theatres, which may adversely effect operations at our theatre.

        The theatrical exhibition industry faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events, and from other distribution channels for filmed entertainment, such as cable television, pay per view and home video systems, as well as from all other forms of entertainment.

        The advent of digital technology will not only enhance the on-screen presentation of motion picture content but presents an opportunity to further explore the revenue potential of on-screen-advertising and alternative programming options. Both areas may offer opportunities to expand revenue sources, and in doing so, offer relief to pressure on existing operating margins. We are a recognized industry leader in research, development, and testing of digital technology for application in the theatre environment.

Regulatory Environment

        The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees resulting from one of those cases, to which we were not a party, have a material impact on the industry and us. Those consent decrees bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (ADA). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999, the Civil Rights Division of the Department of Justice filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. See "Legal Proceedings."

        As an employer covered by the ADA, we must make reasonable accommodations to the limitations of employees and qualified applicants with disabilities, provided that such reasonable accommodations do not pose an undue hardship on the operation of our business. In addition, many of our employees are covered by various government employment regulations, including minimum wage, overtime and working conditions regulations.

        Our operations also are subject to federal, state and local laws regulating such matters as construction, renovation and operation of theatres as well as wages and working conditions, citizenship, health and sanitation requirements and licensing. We believe our theatres are in material compliance with such requirements.

        We also own and operate theatres and other properties which may be subject to federal, state and local laws and regulations relating to environmental protection. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of original disposal.

Seasonality

        Our revenues are dependent upon the timing of motion picture releases by distributors. The most marketable motion pictures are usually released during the summer and the year-end holiday seasons. Therefore, our business is generally seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons, and our results of operations may vary significantly from quarter to quarter.

(d)  Financial Information About Geographic Areas.

        For information about the geographic areas in which we operate, see Note 15 to the Consolidated Financial Statements on page 63. During fiscal 2002, revenues from our theatre operations outside the United States accounted for 10.1% of our total revenues. As a result of our acquisition of GC Companies, we now have a 50% equity interest in a joint venture which operates theatres in Argentina, Brazil, Chile and Uruguay. There are significant differences between the theatrical exhibition industry in the United States and in these international markets, including:

  •
  Fluctuating currency values.  For information about our exposure to foreign currency exchange rates, see Part II Item 7A., "Quantitative and Qualitative Disclosures About Market Risk", on page 33.

  •
  Consumer preferences; insufficient foreign language films.  Consumers in international markets may be less inclined to spend their leisure time attending movies than consumers in North America. In addition, there is generally a smaller market for local language films and the overall supply of these films may not be adequate to generate a sufficient attendance level at our international theatres. As a result of such factors, attendance levels at some of our foreign theatres may not be sufficient to permit us to operate them on a positive cash flow basis.

  •
  Inability to obtain film product.  Because of existing relationships between distributors and other theatre owners, we sometimes have been unable to obtain the films we want for our theatres in certain foreign markets.

  •
  Uncertain political and economic environments.  Certain of our theatres are located in areas with unstable economic or political environments. Economic difficulties and political turmoil in Argentina have resulted in public demonstrations which required the shutdown of several theatres for a short period of time and a decline in theatre attendance subsequent to October 31, 2001. Also, in January, 2002 the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar, which has resulted in a significant devaluation of the peso. This could adversely impact our South American joint ventures' Argentine subsidiary's ability to repay its dollar denominated debt, and to pay rent under certain dollar denominated leases. Because of such considerations, we attribute little or no value to our investment in the South American joint venture and participation interest in the joint venture's loans.

Item 2. Properties.

        The following tables set forth the general character and holding classification of our theatre circuit as of March 28, 2002 and after giving effect to the acquisition of GC Companies:

	AMCE As of March 28, 2002		AMCE and GC Companies As of March 28, 2002
Owner/Lessee	Total Theatres	Total Screens	Total Theatres	Total Screens
American Multi-Cinema Inc. and subsidiary	160	2,501	226	3,122
AMC Entertainment International Inc. and subsidiaries	20	390	20	390
Third party (managed by American Multi-Cinema Inc.)	1	8	4	28

Total	181	2,899	250	3,540

	AMCE As of March 28, 2002		AMCE and GC Companies As of March 28, 2002
Property Holding Classification	Total Theatres	Total Screens	Total Theatres	Total Screens
Owned	9	144	10	152
Leased pursuant to ground leases	7	95	12	137
Leased pursuant to building leases	164	2,652	224	3,223
Managed	1	8	4	28

Total	181	2,899	250	3,540

        Our theatre leases generally have initial terms ranging from 10 to 25 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre's revenue above a base amount and require us to pay for property taxes, maintenance, insurance and certain other property-related expenses. In some cases, our rights as tenant are subject and subordinate to the mortgage loans of lenders to our lessors, so that if a mortgage were to be foreclosed, we could lose our lease. Historically, this has never occurred.

        We lease our corporate headquarters, located in Kansas City, Missouri, our film licensing office is leased in Woodland Hills, California (Los Angeles) and we lease administrative offices in Paris, France and Tokyo, Japan.

        The majority of the concessions, projection, seating and other equipment required for each of our theatres is owned.

Item 3. Legal Proceedings.

        On January 29, 1999, the Department of Justice filed suit in the United States District Court for the Central District of California, United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. The complaint alleges that we have designed, constructed and operated two of our motion picture theatres in the Los Angeles area and unidentified theatres elsewhere that have stadium-style seating in violation of Department of Justice regulations implementing Title III of the ADA and related "Standards for Accessible Design." The complaint alleges various types of non-compliance with the Standards, but relates primarily to issues relating to lines of sight. The Department of Justice seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        The current Department of Justice position appears to be that theatres must provide wheelchair seating locations and transfer seats with viewing angles to the screen that are at the median or better, counting all seats in the auditorium. Heretofore, we have attempted to conform to the evolving standards promulgated by the Department of Justice and believe our theatres are in substantial compliance with the ADA. We believe that the Department of Justice's current position has no basis in the ADA or related regulations. We have filed an answer denying the allegations. To date, three courts have considered the Department of Justice's position with respect to wheelchair locations. All three courts have rejected that position and decided the disputes in favor of the exhibitors. Lara v. Cinemark USA, Inc., United States Court of Appeals for the Fifth Circuit, No. 99-0204; Oregon Paralyzed Veterans of America v. Regal Cinemas,  Inc. United States District Court for the District of Oregon, No. 00-485-KI; and United States of America v. Cinemark USA, Inc., United States District Court for the Northern District of Ohio, No. 1:99CV-705. Based upon current precedent, we do not believe that this matter is likely to result in an outcome that will have a material adverse effect on our financial condition.

        We are also the defendant in two coordinated cases now pending in California, Weaver v. AMC Entertainment Inc., (No. 310364, filed March 2000 in Superior Court of California, San Francisco County), and Geller v. AMC Entertainment Inc. (No. RCV047566, filed May 2000 in Superior Court of California, San Bernardino County). The litigation is based upon California Civil Code Section 1749.5, which provides that "on or after July 1, 1997, it is unlawful for any person or entity to sell a gift certificate to a purchaser containing an expiration date." Weaver is a purported class action on behalf of all persons in California who, on or after January 1, 1997, purchased or received an AMC Gift of Entertainment containing an expiration date. Geller is brought by a plaintiff who allegedly received one of our discount tickets in California containing an expiration date and who purports to represent all California purchasers of these "gift certificates" purchased from any of our theatres, stores, locations, web-site or other venue owned or controlled by us since January 1, 1997. Both complaints allege unfair competition and seek injunctive relief. Geller seeks restitution of all expired "gift certificates" purchased in California since January 1, 1997 and not redeemed. Weaver seeks disgorgement of all revenues and profits obtained since January 1997 from sales of "gift certificates" containing an expiration date, as well as actual and punitive damages. On May 11, 2001, following a special trial on the issue, the court ruled that our Gifts of Entertainment and discount tickets are "gift certificates." We intend to appeal this ruling and to continue defending the cases vigorously.

        We are the plaintiff in American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. Et. al. USDC W.D. Mo. Case No. 01-0378-CV-W. In this suit, we seek damages, presently estimated to aggregate $21 million, from the construction manager and certain subcontractors to recover amounts, most of which we have spent to date, to correct defective installation of certain fireproofing materials at eleven theatres. We also are seeking damages for lost profits and legal and other expenses incurred. The complaint was originally brought in state court in December 2000 but was removed to federal court on or about April 6, 2001. Similar claims respecting three of the same group of theatres are pending against other subcontractors in additional cases. We have conducted inspections in other theatres and are in the midst of a testing program to determine whether similar problems exist in other theatres, in which case the amount of damages that we seek in such litigation may increase. We recently became aware of two additional theatres where a similar problem appears to exist. Based on presently available information, we do not believe such matters will have a material adverse effect on our results of operations, financial condition or liquidity.

        We are party to various legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us except as noted above.

Item 4. Submission of Matters to a Vote of Security Holders.

        There has been no submission of matters to a vote of security holders during the thirteen weeks ended March 28, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our Common equity consists of Common Stock and Class B Stock. Our Common Stock is traded on the American Stock Exchange under the symbol AEN. There is no established public trading market for Class B Stock. On April 10, 2000, our Common Stock was delisted from the Pacific Stock Exchange.

        The table below sets forth, for the periods indicated, the high and low closing prices of the Common Stock as reported on the American Stock Exchange composite tape.

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
First Quarter	$10.85	$6.17	$6.06	$3.63
Second Quarter	14.04	8.72	4.13	1.63
Third Quarter	14.10	9.35	3.63	1.13
Fourth Quarter	13.81	10.50	7.00	2.94

Common Stock

        On May 10, 2002, there were 911 stockholders of record of Common Stock and one stockholder of record (the 1992 Durwood, Inc. Voting Trust dated December 12, 1992) of Class B Stock.

        Our Certificate of Incorporation provides that holders of Common Stock and Class B Stock shall receive, pro rata per share, such cash dividends as may be declared from time to time by the Board of Directors. Under an Investment Agreement dated April 19, 2001 (the "Investment Agreement") with the initial purchasers of our Preferred Stock, we may not pay dividends on Common Stock except with the consent of the initial purchasers for so long as they continue to beneficially own 50% of the aggregate number of shares of Preferred Stock issued pursuant to the Investment Agreement, subject to certain limited exceptions.

        We have not declared a dividend on shares of Common Stock or Class B Stock since fiscal 1989. Any payment of cash dividends on Common Stock or Class B Stock in the future will be at the discretion of the Board and will depend upon such factors as compliance with debt covenants, earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board. Currently, we do not contemplate declaring or paying any dividends in respect of our Common Stock or Class B Stock.

        The following is a summary of securities authorized for issuance under equity compensation plans as of March 28, 2002:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average of exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1) (c)
Equity compensation plans approved by security holders	1,553,570	$12.34	1,649,430
Equity compensation plans not approved by security holders	—	—	—

Total	1,553,570	$12.34	1,649,430

(1)
These securities may also be issued as performance or restricted stock awards under the terms of the 1999 Stock Option and Incentive Plan (the "1999 Plan"). As of March 28, 2002, 1,649,430 shares are available for issuance as performance or restricted stock awards under the 1999 Plan.

Item 6. Selected Financial Data.

	Years Ended(1)
(In thousands, except per share and operating data)	March 28, 2002	March 29, 2001		March 30, 2000		April 1, 1999	April 2, 1998
Statement of Operations Data:
Total revenues	$1,341,506	$1,214,801		$1,166,942		$1,023,456	$850,750
Film exhibition costs	487,577	432,351		417,736		358,437	299,926
Concession costs	45,756	46,455		50,726		48,687	42,062
Theatre operating expense	327,665	300,773		290,072		260,145	219,593
Rent expense	236,829	229,314		198,762		165,370	106,383
Other	45,264	42,610		44,619		30,899	25,782
General and administrative expense	37,798	32,499		47,407		52,321	47,860
Preopening expense	4,345	3,808		6,795		2,265	2,243
Theatre and other closure expense(2)	2,124	24,169		16,661		2,801	—
Restructuring charge	—	—		12,000		—	—
Depreciation and amortization	99,742	105,260		95,974		89,221	70,117
Impairment of long-lived assets	4,668	68,776		5,897		4,935	46,998
Gain on disposition of assets	(1,821)	(664)		(944)		(2,369)	(3,704)

Total costs and expenses	1,289,947	1,285,351		1,185,705		1,012,712	857,260
Operating income (loss)	51,559	(70,550)		(18,763)		10,744	(6,510)
Other expense (income)	3,754	(9,996)		—		—	—
Interest expense	60,760	77,000		62,703		38,628	35,679
Investment income	2,087	1,728		219		1,368	1,090

Loss before income taxes and cumulative effect of accounting changes	(10,868)	(135,826)		(81,247)		(26,516)	(41,099)
Income tax provision	600	(45,700)		(31,900)		(10,500)	(16,600)

Loss before cumulative effect of accounting changes	(11,468)	(90,126)		(49,347)		(16,016)	(24,499)
Cumulative effect of accounting changes	—	(15,760)		(5,840)		—	—
Net loss	$(11,468)	$(105,886)		$(55,187)		$(16,016)	$(24,499)

Preferred dividends	29,421	—		—		—	4,846

Net loss for shares of common stock	$(40,889)	$(105,886)		$(55,187)		$(16,016)	$(29,345)

Loss per share before cumulative effect of accounting changes:
Basic and diluted	$(1.73)	$(3.84)		$(2.10)		$(.69)	$(1.59)
Net loss per share:
Basic and diluted	$(1.73)	$(4.51	)(3)	$(2.35	)(3)	$(.69)	$(1.59)
Pro forma amounts assuming SAB No. 101 accounting change had been in effect in fiscal 2000, 1999 and 1998:
Loss for shares of common stock before cumulative effect of accounting changes:				$(51,715)		$(17,726)	$(28,784)
Basic and diluted				(2.20)		(.76)	(1.55)
Net loss for shares of common stock:				$(70,297)		$(28,839)	$(40,458)
Basic and diluted				(3.00)		(1.23)	(2.19)
Average shares outstanding:
Basic and diluted	23,692	23,469		23,469		23,378	18,477

	Years Ended(1)
(In thousands, except per share and operating data)	March 28, 2002	March 29, 2001	March 30, 2000	April 1, 1999	April 2, 1998
Balance Sheet Data (at period end):
Cash, equivalents and investments	$219,432	$34,075	$119,305	$13,239	$9,881
Total assets	1,279,170	1,047,264	1,188,805	975,730	795,780
Corporate borrowings	596,540	694,172	754,105	561,045	348,990
Capital and financing lease obligations	57,056	56,684	68,506	48,575	54,622
Stockholders' equity (deficit)	258,356	(59,045)	58,669	115,465	139,455
Net debt(4)	434,164	716,781	703,306	596,381	393,731
Other Financial Data:
Capital expenditures, net(5)	$77,274	$101,064	$176,619	$260,813	$105,417
Net cash provided by operating activities	100,649	43,458	89,027	67,167	91,322
Net cash used in investing activities	(144,510)	(91,933)	(198,392)	(239,317)	(133,737)
Net cash (used in) provided by financing activities	229,321	(35,284)	215,102	175,068	27,703
Adjusted EBITDA(6)	160,617	133,416	117,620	107,597	109,144
Net debt to Adjusted EBITDA	2.7x	5.4x	6.0x	5.5x	3.6x
Adjusted EBITDA to interest expense	2.6x	1.7x	1.9x	2.8x	3.1x
Operating Data (at period end):
Screen additions	146	115	450	380	608
Screen acquisitions	68	—	—	29	—
Screen dispositions	86	250	279	58	123
Average screens	2,804	2,818	2,754	2,560	2,097
Attendance (in thousands)	158,884	151,171	152,943	150,378	130,021
Number of screens operated	2,899	2,771	2,906	2,735	2,442
Number of theatres operated	181	180	211	233	229
Screens per theatre	16.0	15.4	13.8	11.7	10.7
Theatre revenues per patron	$8.18	$7.75	$7.34	$6.59	$6.35

(1)
There were no cash dividends declared on common stock during the last five fiscal years.

(2)
Theatre and other closure expense relates to actual and estimated lease exit costs on older theatres and vacant restaurant space related to a terminated joint venture.

(3)
Fiscal 2001 includes a $15,760 cumulative effect of an accounting change related to revenue recognition for gift certificates and discounted theatre tickets (net of income tax benefit of $10,950), which reduced earnings per share by $0.67 per share of common stock. Fiscal 2000 includes a $5,840 cumulative effect of an accounting change for preopening expenses (net of income tax benefit of $4,095), which reduced earnings per share by $0.25 per share of common stock.

(4)
Represents corporate borrowings and capital and financing lease obligations less cash and equivalents.

(5)
Represents capital expenditures less proceeds from sale/leasebacks and financing lease obligations.

(6)
Represents loss before cumulative effect of an accounting change plus interest, income taxes, depreciation and amortization and adjusted for preopening expense, theatre and other closure expense, impairment of long-lived assets, (gain) loss on disposition of assets and equity in earnings of unconsolidated affiliates and excludes one-time other income of $7,379 (in fiscal 2001) related to an accounting change and one-time other expense of $3,754 (in fiscal 2002) incurred in connection with our issuance of Preferred Stock. We have included Adjusted EBITDA because we believe that Adjusted EBITDA provides investors with additional information for estimating our value and evaluating our ability to service debt. We believe that EBITDA is a financial measure commonly used in our industry and should not be construed as an alternative to operating income (as determined in accordance with GAAP). Adjusted EBITDA as determined by us may not be comparable to EBITDA as reported by other companies. In addition, Adjusted EBITDA is not intended to represent cash flow (as determined in accordance with GAAP) and does not represent the measure of cash available for discretionary uses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This section includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this section and located elsewhere in this Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the performance of films licensed us; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) political, social and economic conditions; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws; (x) unforeseen changes in operating requirements and (xi) our ability to successfully integrate acquisitions into our operations. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

        The forward-looking statements included herein are made only as of the date of this Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. All forward-looking statements contained in this Form 10-K are qualified by reference to this cautionary statement.

        We acquired GC Companies on March 29, 2002. Accordingly, results of operations for our fiscal year ended March 28, 2002 likely will not be indicative of our results for fiscal 2003, which will include a full year's operations of the business we acquired.

CRITICAL ACCOUNTING POLICIES

        We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes to the Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

        Impairments.    We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in film markets for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. Because Christmas and New Years holiday results comprise a significant portion of our operating cash flow, the actual results from this period which are available during the fourth quarter of each fiscal year are an integral part of our impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows plus the terminal value. There is considerable management judgment necessary to determine the future cash flows, terminal value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates. We have recorded charges for the impairment of long-lived assets of $4.7 million, $68.8 million and, $5.9 million in fiscal 2002, 2001 and 2000, respectively.

        Income taxes.    Our income tax policy records the estimated future tax benefits of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. We estimate the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. As of March 28, 2002, we had recorded approximately $141 million of deferred tax assets (net of valuation allowances of $7.8 million) related to the estimated future tax benefits of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. The recoverability of this asset is dependent upon our ability to generate future taxable income. Projections of future taxable income require considerable management judgment about future attendance and pricing levels. See"-Liquidity and Capital Resources- Deferred Tax Assets" for additional information about our income taxes.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Our discount rates range from 11.5% to 21.0%.

        Casualty Insurance.    We are self-insured for general liability up to $400,000 per occurrence and carry a $250,000 deductible limit per occurrence for workers compensation claims. We rely upon actuarial projections of our ultimate losses that we will be responsible for paying and as a result there is considerable judgment necessary to determine our casualty insurance reserves. The actuarial method that we use includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of March 28, 2002 and March 29, 2001, we had recorded casualty insurance reserves of $23.3 million and $21.4 million, respectively. We have recorded expense related to general liability and workers compensation claims of $10.3 million, $6.7 million and $10.4 million in fiscal 2002, 2001 and 2000, respectively.

OPERATING RESULTS

(Dollars in thousands)	52 Weeks Ended March 28, 2002	52 Weeks Ended March 29, 2001	52 Weeks Ended March 30, 2000
Revenues
North American theatrical exhibition
Admissions	$823,248	$747,958	$714,340
Concessions	341,227	320,866	319,725
Other theatre	36,940	23,680	28,709

	1,201,415	1,092,504	1,062,774
International theatrical exhibition
Admissions	78,318	63,110	48,743
Concessions	17,815	13,358	10,130
Other theatre	2,190	2,372	1,304

	98,323	78,840	60,177
NCN and other	41,768	43,457	43,991

Total revenues	$1,341,506	$1,214,801	$1,166,942

Cost of operations
North American theatrical exhibition
Film exhibition costs	$445,956	$399,467	$392,414
Concession costs	40,636	42,309	47,218
Theatre operating expense	303,716	277,338	272,886
Rent	208,541	204,310	183,214
Preopening expense	2,444	2,648	5,392
Theatre and other closure expense	2,124	24,169	16,661

	1,003,417	950,241	917,785
International theatrical exhibition
Film exhibition costs	41,621	32,884	25,322
Concession costs	5,120	4,146	3,508
Theatre operating	23,949	23,435	17,186
Rent	28,288	25,004	15,548
Preopening expense	1,901	1,160	1,403

	100,879	86,629	62,967
NCN and other	45,264	42,610	44,619
General and administrative expense	37,798	32,499	47,407
Restructuring charge	—	—	12,000
Depreciation and amortization	99,742	105,260	95,974
Impairment of long-lived assets	4,668	68,776	5,897
Gain on disposition of assets	(1,821)	(664)	(944)

Total costs and expenses	$1,289,947	$1,285,351	$1,185,705

Years Ended March 28, 2002 and March 29, 2001

        Revenues.    Total revenues increased 10.4% during the year ended March 28, 2002 compared to the year ended March 29, 2001.

        North American theatrical exhibition revenues increased 10.0% from the prior year. Admissions revenues increased 10.1% due to a 6.2% increase in average ticket price and a 3.7% increase in attendance. The increase in average ticket prices was due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance increased due to the addition of 11 new theatres with 180 screens since March 29, 2001. Attendance at comparable theatres (theatres opened before fiscal 2001) increased 1.6% from the prior year. Concessions revenues increased 6.3% due to a 2.6% increase in average concessions per patron and the increase in attendance. The increase in average concessions per patron was attributable to increased attendance at children's films during the first quarter of fiscal 2002 where concession spending per patron is generally higher.

        International theatrical exhibition revenues increased 24.7% from the prior year. Admissions revenues increased 24.1% due to a 25.1% increase in attendance. The increase in attendance was due to an increase in the performance of film product at our theatres and the addition of 2 new theatres with 34 screens since March 29, 2001. Attendance at comparable theatres increased 12.4%, primarily at our theatres in Japan. Concession revenues increased 33.4% due to the increase in total attendance and a 6.6% increase in concessions per patron. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

        Revenues from NCN and other decreased 3.9% from the prior year due to a decrease in advertising revenues at NCN. We believe the decrease is related to conditions in the general economy that have lead to a reduction in spending by advertisers.

        Costs and expenses.    Total costs and expenses increased 0.4% during the year ended March 28, 2002 compared to the year ended March 29, 2001.

        North American theatrical exhibition costs and expenses increased 5.6% from the prior year. Film exhibition costs increased 11.6% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current year as compared with 53.4% in the prior year. This increase occurred because more popular films were licensed from distributors that generally have higher film rental terms and because of the concentration of attendance in the early weeks of several films released during the thirteen weeks ended September 27, 2001, which typically results in higher film exhibition costs. Concession costs decreased 4.0% due to additional marketing incentives from vendors under renegotiated contract terms and our initiative to consolidate purchasing to obtain more favorable pricing, offset by the increase in concessions revenues. As a percentage of concessions revenues, concession costs were 11.9% in the current year compared with 13.2% in the prior year. As a percentage of revenues, theatre operating expense was 25.3% in the current year as compared to 25.4% in the prior year. Rent expense increased 2.1% due to the growing number of megaplexes (theatres with predominately stadium seating) in our theatre circuit, which generally have higher rent per screen than multiplexes (theatres generally without stadium seating). During the year ended March 28, 2002, we incurred $2,124,000 of theatre and other closure expense comprised primarily of accruals for expected payments to landlords to terminate the leases related to the closure of ten theatres with 74 screens during the current year offset by a favorable lease renegotiation for vacant restaurant space related to a terminated joint venture and the favorable settlement of lease obligations on two closed theatres. During the year ended March 29, 2001, we incurred $24,169,000 of theatre and other closure expense comprised of accruals for expected payments to landlords to terminate the leases related to the closure of 31 multiplexes with 211 screens and vacant restaurant space related to a terminated joint venture. We have identified approximately 85 to 125 screens per year that will close due to expiration of leases or early lease terminations during fiscal 2003 to 2005 with estimated annual closure costs of $1,300,000 to $4,500,000.

        International theatrical exhibition costs and expenses increased 16.4% from the prior year. Film exhibition costs increased 26.6% due to higher admission revenues. Rent expense increased 13.1% and theatre operating expense increased 2.2% from the prior year due to the addition of 2 new theatres with 34 screens since March 29, 2001. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss. To date we have not incurred costs related to the closure of any of our international theatres. However, we continually monitor the performance of these theatres and factors such as an inability to obtain film product or changing consumer preferences for filmed entertainment in international markets could negatively impact operating results and result in future closures prior to expiration of underlying lease agreements. We are currently negotiating with two landlords regarding a restructuring of lease terms, including a reduction in the amount of square footage under lease. Should these negotiations prove to be unsuccessful, we could incur theatre closure costs if these theatres were closed prior to the expiration of the underlying leases.

        Costs and expenses from NCN and other increased 6.2% due to an increase in direct selling expense at NCN.

        General and Administrative.    General and administrative expenses increased 16.3% during the year ended March 28, 2002 due to an increase in incentive compensation expense and overall cost increases. As a percentage of total revenues, general and administrative expenses increased from 2.7% in the prior year to 2.8% in the current year.

        Depreciation and Amortization.    Depreciation and amortization decreased 5.2%, or $5,518,000, during the year ended March 28, 2002 compared to the year ended March 29, 2001. This decrease was caused by a decrease in depreciation of $7,023,000 related to impairment losses recorded in previous periods which reduced the carrying value of the theatre assets.

        Impairment of Long-Lived Assets.    During fiscal 2002, we recognized a non-cash impairment loss of $4,668,000 ($2,754,000 net of income tax benefit) on one theatre in Sweden with 18 screens. The estimated future cash flows of this theatre, undiscounted and without interest charges, was less than the carrying value of the theatre assets. We are evaluating our future plans for many of our theatres, which may include selling theatres or closing theatres and terminating the leases. We have identified approximately 85 to 125 screens per year that will close due to expiration of leases or early lease terminations during fiscal 2003 to 2005. Prior to and including fiscal 2002, $17,809,000 of impairment charges have been taken on these theatre assets and the economic life of these theatre assets have been revised to reflect management's best estimate of the economic life of the theatre assets for purposes of recording depreciation. Closure or other dispositions of certain theatres will result in expenses which are primarily comprised of expected payments to landlords to terminate leases and will be recorded as theatre and other closure expense. During fiscal 2001, we recognized a non-cash impairment loss of $68,776,000 ($40,576,000 net of income tax benefit) on 76 theatres with 719 screens.

        Gain on Disposition of Assets.    Gain on disposition of assets increased from a gain of $664,000 in the prior year to a gain of $1,821,000 during the current year. The current and prior year results also include gains of $1,682,000 and $72,000, respectively, on the favorable settlements of capital lease obligations and gains related to the sales of real estate held for investment. The prior year results include a $1,109,000 loss on sale of furniture, fixtures and equipment.

        Other Expense (Income).    During the year ended March 28, 2002, we recognized $3,754,000 of one-time transaction expenses incurred in connection with the issuance of Preferred Stock. During the year ended March 29, 2001, we recognized non-cash income of $9,996,000 related to the extinguishment of gift certificate liabilities for multiple years of sales. The extinguishment of gift certificate liabilities related to calendar year 1994 sales resulted in other income of $2,617,000 and the extinguishment of gift certificate liabilities for sales in calendar year 1993 and prior years resulted in one-time other income of $7,379,000 ($4,354,000 net of income tax expense).

        Interest Expense.    Interest expense decreased 21.1% during the year ended March 28, 2002 compared to the prior year due to a decrease in average outstanding borrowings and interest rates.

        Income Tax Provision.    The provision for income taxes is $600,000 in the current year and a benefit of $45,700,000 in the prior year. The effective tax rate was (5.5)% for the current year compared to 33.6% for the previous year. The decline in effective rate was primarily due to a $2.2 million increase in valuation allowance for foreign net operating loss carryforwards and $3.8 million of non-deductible Preferred Stock transaction expenses.

        Net Loss for Shares of Common Stock.    Net loss for shares of common stock decreased during the year ended March 28, 2002 to a loss of $40,889,000 from a loss of $105,886,000 in the prior year. Basic loss per share of common stock was $1.73 compared to a loss of $4.51 in the prior year. Prior year results include the cumulative effect of an accounting change of $15,760,000 (net of income tax benefit of $10,950,000) which increased loss per share of common stock by $.67 for the year ended March 29, 2001. Preferred Stock dividends of 16,406 shares of Preferred Stock valued at $29,421,000 were recorded during the year ended March 28, 2002.

Years Ended March 29, 2001 and March 30, 2000

        Revenues.    Total revenues increased 4.1% during the year ended March 29, 2001 compared to the year ended March 30, 2000.

        North American theatrical exhibition revenues increased 2.8% from the prior year. Admissions revenues increased 4.7% due to a 7.8% increase in average ticket price offset by a 2.9% decrease in attendance. The increase in average ticket prices was due primarily to a strategic initiative implemented by us during fiscal 2000 and 2001 to selectively increase ticket and concession prices. Attendance decreased due to a 6.8% decrease in attendance at comparable theatres (theatres opened before fiscal 2000), the closure or sale of 36 theatres with 244 screens since March 30, 2000 offset by attendance increases from four new theatres with 75 screens added since March 30, 2000. The decline in attendance at comparable theatres was related to certain older multiplexes experiencing competition from megaplexes operated by us and other competing theatre circuits, a trend we generally anticipate will continue, and a decline in the popularity of film product, primarily in the summer, during the year ended March 29, 2001 as compared with the prior year. Concessions revenues increased 0.4% due to a 3.3% increase in average concessions per patron offset by the decrease in attendance. The increase in average concessions per patron was attributable primarily to selective price increases.

        International theatrical exhibition revenues increased 31.0% from the prior year. Admissions revenues increased 29.5% due to an increase in attendance from the addition of two new theatres with a total of 34 screens since March 30, 2000. Attendance at comparable theatres decreased 1.7%. Concession revenues increased 31.9% due primarily to the increase in total attendance. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

        Revenues from NCN and other decreased 1.2% from the prior year ended March 30, 2000 due to a decline in revenues at NCN.

        Costs and expenses.    Total costs and expenses increased 8.4% during the year ended March 29, 2001 compared to the year ended March 30, 2000.

        North American theatrical exhibition costs and expenses increased 3.5% from the prior year ended March 30, 2000. Film exhibition costs increased 1.8% due to higher admissions revenues offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.4% in the current year as compared with 54.9% in the prior year. The decrease in film exhibition costs as a percentage of admissions revenues was impacted primarily by Star Wars Episode I: The Phantom Menace, a film whose audience appeal led to higher than normal film rental terms during the prior year. Concession costs decreased 10.4% due to additional marketing incentives from vendors under renegotiated contract terms and our initiative to consolidate purchasing to obtain more favorable pricing. As a percentage of concessions revenues, concession costs were 13.2% in the current year compared with 14.8% in the prior year. As a percentage of revenues, theatre operating expense was 25.4% in the current year as compared to 25.7% in the prior year. Rent expense increased 11.5% due to the higher number of screens in operation and the growing number of megaplexes in our theatre circuit, which generally have higher rent per screen than multiplexes. During the year ended March 29, 2001, we incurred $24,169,000 of theatre and other closure expenses primarily comprised of expected payments to landlords to terminate leases related to the closure of 31 multiplexes with 211 screens and vacant restaurant space related to a terminated joint venture. We closed these theatres as a result of negative operating cash flows which were not expected to improve in the future.

        International theatrical exhibition costs and expenses increased 37.6% from the prior year ended March 30, 2000. Film exhibition costs increased 29.9% primarily due to higher admission revenues. Rent expense increased 60.8% and theatre operating expense increased 36.4% from the prior year ended March 30, 2000, due to the increased number of screens in operation. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

        Costs and expenses from NCN and other decreased 4.5% due primarily to a decrease in costs at NCN.

        General and Administrative.    General and administrative expenses decreased 31.4% from the prior year ended March 30, 2000 due to cost savings associated with the consolidation of our divisional operations. As a percentage of total revenues, recurring general and administrative expenses declined from 3.8% in the prior year ended March 30, 2000 to 2.7% in the current year. On September 30, 1999, we recorded a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit) related to the consolidation of our three U.S. divisional operations offices into our corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through our wholly-owned subsidiary, Centertainment, Inc.

        Depreciation and Amortization.    Depreciation and amortization increased 9.7%, or $9,286,000, during the year ended March 29, 2001. This increase was primarily caused by an increase in depreciation of $10,514,000 related to new megaplexes from the prior year ended March 30, 2000.

        Impairment of Long-Lived Assets.    During fiscal 2001, we recognized a non-cash impairment loss of $68,776,000 ($40,576,000 net of income tax benefit) on 76 theatres with 719 screens. We recognized an impairment loss of $35,263,000 on five Canadian theatres with 122 screens, $19,762,000 on 17 U.S. theatres with 202 screens, (primarily in Arizona, Texas, Florida, California and Maryland) including two theatres with 44 screens opened since 1995, $4,891,000 on one French theatre with 20 screens, $3,592,000 on 34 U.S. theatres with 222 screens (primarily in Texas, Florida and Michigan) that were closed during fiscal 2001, $3,476,000 on 19 U.S. theatres with 153 screens (primarily in Georgia, Florida and Missouri) that are expected to be closed in the near future, $1,042,000 on the discontinued development of a theatre in Taiwan and $750,000 related to real estate held for sale. Included in these losses is an impairment of $3,855,000 on 41 theatres with 317 screens that were included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

        During fiscal 2000, we recognized a non-cash impairment loss of $5,897,000 ($3,479,000 net of income tax benefit) on 13 theatres with 111 screens in six states (primarily Florida, Michigan and Louisiana) including a loss of $690,000 associated with one theatre that was included in impairment losses recognized in previous periods.

        Gain on Disposition of Assets.    Gain on disposition of assets decreased from a gain of $944,000 in the prior year ended March 30, 2000 to a gain of $664,000 during the current year. Fiscal 2001 results include a gain on the sale of real estate held for investment offset by the loss on the sale of furniture, fixtures and equipment. Fiscal 2000 results include a gain on the sale of real estate held for investment and gains related to the sales of the real estate assets associated with two theatres.

        Other Income.    During the year ended March 29, 2001, we recognized non-cash income of $9,996,000 related to the extinguishment of gift certificate liabilities for multiple years of sales. The extinguishment of gift certificate liabilities related to calendar year 1994 sales resulted in other income of $2,617,000 and the extinguishment of gift certificate liabilities for sales in calendar year 1993 and prior years resulted in one-time other income of $7,379,000 ($4,354,000 net of income tax expense).

        Interest Expense.    Interest expense increased 22.8% during the year ended March 29, 2001 compared to the prior year due to an increase in average outstanding borrowings and interest rates.

        Income Tax Provision.    The provision for income taxes decreased to a benefit of $45,700,000 during the current year ended March 29, 2001 from a benefit of $31,900,000 in the prior year. The effective tax rate was 33.6% for the current year ended March 29, 2001 compared to 39.3% for the previous year. The decline in effective rate was primarily due to a $5,200,000 increase in valuation allowance for state and foreign net operating loss carryforwards. Management believes that it is more likely than not that these net operating loss carryforwards will not be realized due to uncertainties as to the timing and amounts of future taxable income.

        Net Loss.    Net loss increased during the year ended March 29, 2001 to a loss of $105,886,000 from a loss of $55,187,000 in the prior year due primarily to the impairment loss and the cumulative effect of an accounting change recorded in the current year. Net loss per share was $4.51 compared to a loss of $2.35 in the prior year. Fiscal 2001 results include the cumulative effect of an accounting change of $15,760,000 (net of income tax benefit of $10,950,000) which reduced earnings per share by $0.67 for the year ended March 29, 2001. Fiscal 2000 results include the cumulative effect of an accounting change of $5,840,000 (net of income tax benefit of $4,095,000) which reduced earnings per share by $0.25, respectively, for the year ended March 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Our revenues are primarily collected in cash, principally through box office admissions and theatre concessions sales. We have an operating "float" which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. We are only occasionally required to make advance or early payments or non-refundable guaranties of film rentals. Film distributors generally release the films which they anticipate will be the most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during such periods.

        Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $100,649,000, $43,458,000 and $89,027,000 in fiscal years 2002, 2001 and 2000, respectively. The increase in operating cash flows from fiscal year 2001 to fiscal year 2002 is primarily due to increased Adjusted EBITDA and a decrease in interest payments. We had a net working capital surplus (deficit) as of March 28, 2002 and March 29, 2001 of $42,227,000 and ($148,519,000), respectively. The increase in working capital is due to an increase in cash and equivalents, an increase in receivables, decreases in cash overdrafts, construction payables and accrued theatre closure expense offset by increases in accrued interest and accrued payroll. We borrow against our credit facility to meet obligations as they come due and had approximately $413,000,000 (after giving effect to the acquisition of GC Companies) and $150,000,000 available on our credit facility to meet these obligations as of March 28, 2002 and March 29, 2001, respectively.

        We continue to expand our North American and international theatre circuits. During fiscal 2002, we opened eight theatres with 146 screens and acquired five theatres with 68 screens. In addition, we closed 12 theatres with 86 screens resulting in a circuit total of 181 theatres with 2,899 screens as of March 28, 2002. On March 29, 2002, we acquired GC Companies including 66 theatres with 621 screens.

        We fund the costs of constructing new theatres through internally generated cash flow or borrowed funds. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs. However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 2002, we leased eight new theatres with 146 screens from developers and acquired five theatres with 68 screens that are leased from Entertainment Properties Trust, a real estate investment trust. During fiscal 2002, we sold and subsequently leased back the land at one of our megaplexes to Entertainment Properties Trust for approximately $7,500,000. The sales price was determined by our management and the management of Entertainment Properties Trust based on historical cost, and our annual base rent was based on such cost and a lease rate which we believe was consistent with prevailing market conditions.

        We sponsored Entertainment Properties Trust's formation, and Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President, serves as Chairman of the Board of Trustees of Entertainment Properties Trust. Because of the various agreements between Entertainment Properties Trust and us, situations may arise where we have differing interests from Entertainment Properties Trust. These agreements include (i) leases with respect to 22 theatre properties (including five theatres leased in connection with our recently concluded Gulf States acquisition) and (ii) a right of first refusal and first offer that expires in November 2002 in favor of Entertainment Properties Trust to purchase any megaplex and related entertainment properties acquired or developed and owned (or ground leased) by us. As of March 28, 2002, we had five open megaplexes that would be subject to Entertainment Properties Trust's right of first refusal and first offer to purchase should we seek to sell and subsequently leaseback such megaplexes. Reference is made to Note 9—Leases in the Notes to Consolidated Financial Statements included in Part I, Item 8 of this Form 10-K for additional information regarding transactions with Entertainment Properties Trust.

        Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable. We entered into master lease agreements in fiscal 2000 and 1999 in the aggregate amount of $58,000,000 for equipment necessary to fixture certain theatres. The master lease agreements have an initial term of six years and include early termination and purchase options. We classify these leases as operating leases. During the year ended March 28, 2002, we purchased certain leased furniture, fixtures and equipment for a total of $23,700,000. We expect to purchase an additional $7,500,000 of leased furniture, fixtures and equipment in fiscal 2003.

        As of March 28, 2002, we had construction in progress of $36,774,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $3,667,000. We had four theatres in the U.S. with a total of 71 screens, one theatre in Spain with 20 screens and one theatre in the United Kingdom with 12 screens under construction on March 28, 2002. During fiscal 2002, 2001 and 2000 we had net capital expenditures (capital expenditures less proceeds from sale and leaseback transactions) of $77,274,000, $101,064,000 and $176,619,000, respectively. We expect that our cash requirements for capital expenditures in fiscal 2003 will be approximately $88,000,000 and our proceeds from sale leaseback transactions will be approximately $44,000,000.

        Our credit facility permits borrowings at interest rates based on either the bank's base rate or LIBOR, plus applicable margins ranging from 0.0% to 1.5% on base rate loans and from 0.75% to 2.50% on LIBOR loans, and requires an annual commitment fee based on margin ratios that could result in a rate of 0.375% or 0.500% on the unused portion of the commitment. The credit facility matures on April 10, 2004. The lender's commitments under the credit facility will be reduced by $25.0 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50.0 million on December 31, 2003. The total commitment under the credit facility is $425.0 million, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). As of March 28, 2002, we had no outstanding borrowings under the credit facility and borrowing capacity under the credit facility of approximately $413 million (after giving effect to the acquisition of GC Companies).

        The credit facility includes several financial covenants. We are required to maintain (i) a maximum net indebtedness to annualized EBITDA ratio, as defined in the credit facility (generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, and including an annualized EBITDA calculation for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation period), of 5.50 to 1 as of March 28, 2002, and a ratio of 5.0 to 1 thereafter, (ii) a minimum cash flow coverage ratio, as defined in the credit facility (generally, the ratio of annualized EBITDA for the most recent four quarters to the sum of (A) consolidated interest expense for such period, (B) amounts paid as cash dividends, for the optional repurchase or redemption of subordinated debt or capital stock, or with respect to the principal amount of capitalized lease obligations during such period, plus (C) the current portion of debt with an original maturity exceeding one year as of the last day of the most recent quarter), of 1.40 to 1, and (iii) a maximum net senior indebtedness to annualized EBITDA ratio, as defined in the credit facility (generally, the ratio of the principal amount of outstanding indebtedness other than subordinated indebtedness (less cash and equivalents) as of the last day of the most recent quarter to annualized EBITDA for the most recent four quarters), of 3.75 to 1 as of March 28, 2002, and a ratio of 3.50 to 1 thereafter. The credit facility also (i) generally limits investments in entities which are unrestricted subsidiaries, are not guarantors of the credit facility or are not our wholly-owned subsidiaries, to $100 million in the aggregate, plus the greater of 25% of free cash flow or 50% of consolidated net income (or minus 100% of the consolidated net income if negative) (as defined in the credit facility) after December 27, 1995 and (ii) imposes limitations on the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, dividends, mergers, investments, guarantees, asset sales, business activities and pledges.

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

        On March 19, 1997, we sold $200 million aggregate principal amount of 9 1/2% senior subordinated notes due 2009. We used the net proceeds from the issuance of the notes due 2009 (approximately $194 million) to reduce borrowings under our credit facility. Interest on the notes due 2009 is payable on March 15 and September 15 of each year. The notes due 2009 are redeemable at our option, in whole or in part, at any time on or after March 15, 2002 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 15, 2006, plus in each case interest accrued to the redemption date. The notes due 2009 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the note indenture for the notes due 2009).

        On January 27, 1999, we sold $225 million aggregate principal amount of 9 1/2% senior subordinated notes due 2011. Net proceeds from the issuance of the notes due 2011 (approximately $219 million) were used to reduce borrowings under our credit facility. On March 29, 2002, we issued $72.9 million aggregate principal amount of 9 1/2% senior subordinated notes due 2011 in connection with the acquisition of GC Companies. The notes due 2011 bear interest at the rate of 9 1/2% per annum, payable February and August of each year. The notes due 2011 are redeemable at our option, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. The notes due 2011 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the note indenture for the notes due 2011). The notes due 2011 rank equally with our 9 1/2% senior subordinated notes due 2009.

        On January 16, 2002, we sold $175 million aggregate principal amount of 9 7/8% senior subordinated notes due 2012. Net proceeds from the issuance of the notes due 2012 (approximately $167.9 million) were used to reduce borrowings under our credit facility, to pursue our current business strategy, including the acquisition of GC Companies, and for general corporate purposes. The notes due 2012 bear interest at the rate of 9 7/8% per annum, payable in February and August of each year. The notes due 2012 are redeemable at our option, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. The notes due 2012 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the note indenture for the notes due 2012). The notes due 2012 rank equally with our 9 1/2% senior subordinated notes due 2009 and our 9 1/2% senior subordinated notes due 2011.

        The indentures relating to the notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indentures for the notes due 2009 and 2011) and after giving effect thereto on a pro forma basis (under each of the indentures). Under the indenture relating to the notes due 2009, the most restrictive of the indentures, we could borrow approximately $231 million as of March 28, 2002 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $75 million of new "permitted indebtedness" under the terms of the indenture relating to the notes due 2009, the most restrictive of the indentures.

        The indentures relating to the notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control, we would be required to make an offer to repurchase each holder's notes due 2009, notes due 2011 and notes due 2012 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. For additional information relating to covenants contained in the indentures governing the notes, see Note 5—Corporate Borrowings and Capital and Financing Lease Obligations in the Notes to Consolidated Financial Statements included in Part 1 Item 8 of this Form 10-K.

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

        As of March 28, 2002, we were in compliance with all financial covenants relating to the credit facility, the notes due 2009, the notes due 2011 and the notes due 2012.

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings and future minimum rental payments under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 28, 2002 (after giving effect to the acquisition of GC Companies) are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Corporate Borrowings	Minimum Operating Lease Payments	Total Commitments
2003	$9,942	$—	$295,401	$305,343
2004	9,813	—	291,836	301,649
2005	9,187	—	290,792	299,979
2006	8,880	—	287,501	296,381
2007	8,512	—	281,858	290,370
Thereafter	85,781	672,880	2,836,815	3,595,476

Total	$132,115	$672,880	$4,284,203	$5,089,198

        On March 19, 2002, we completed a public offering of 9,000,000 shares of Common Stock at a public offering price of $10.50 per share and granted the underwriters a 30 day option to purchase an additional 1,350,000 shares of Common Stock at $10.50 per share to cover over-allotments. On March 28, 2002, the underwriters exercised their option to purchase these shares. Net proceeds from the offering of the shares of Common Stock of $100.8 million were used to fund the acquisition of GC Companies and will be used to pursue our current business strategy including acquisitions of other theatres and theatre circuits.

        On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our purchase price of approximately $167 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date) includes anticipated cash payments of $71.3 million, the issuance of $72.9 million of our 9 1/2% senior subordinated notes due 2011 and the issuance of $29.3 million of our common stock, or 2.4 million shares based on a price determined under the plan of $12.14 per share (the average closing price per share for the 15 trading days prior to the effective date of the plan). We used (or will use) available cash from our recent sales of senior subordinated notes and common stock for the cash payments under the plan of reorganization.

        The purchase price for GC Companies is based on current estimates of the amount of "deduction claims" under the plan. The exact purchase price will not be determinable until all disputed claim amounts are resolved, which may take 90 days or more after the effective date of the plan. Through May 30, 2002, we have issued $72.9 million of our senior subordinated notes and 386,602 shares of our common stock and paid $47.7 million in cash to creditors of GC Companies. Under the plan, an increase in the amount of deduction claims, which are paid in cash, will reduce the amount of common stock we issue to unsecured creditors, and vice versa. Although the purchase price should not change materially as a result of the resolution of disputed claims, the ultimate amount of cash and common stock components may vary from our current estimates. The remaining shares of common stock issuable to unsecured creditors under the plan, currently estimated to be approximately 2.0 million shares, will be distributed, at the earliest, 90 days after the effective date. Our estimate of the purchase price does not include certain contingent obligations to Harcourt General, Inc., under the plan of reorganization, which include the obligations (i) to pay on a discounted basis half of any rent reductions we might realize from renegotiating specified leases within six months after the plan of reorganization is confirmed, (ii) to assume Harcourt's obligations as guarantor of, or to indemnify Harcourt with respect to, further obligations under certain leases assumed by reorganized GC Companies or its reorganized subsidiaries, and (iii) to issue to Harcourt shares of our common stock with a value of up to $750,000 if leases with respect to certain theatres are bought out or replaced within six months after plan confirmation. Under the plan of reorganization, reorganized GC Companies and its reorganized subsidiaries retain liability for certain trade payables and other current liabilities not discharged in the bankruptcy, reorganized GC Companies continues to have certain obligations to retirees and certain of GC Companies' executory contracts and unexpired leases were assumed by reorganized GC Companies or one of its reorganized subsidiaries. On the effective date of the plan, all of the operating domestic theatre subsidiaries of GC Companies were merged into GC Companies, Inc. and it was renamed AMC-GCT, Inc. Efforts are underway to re-brand the newly acquired U.S. theatres as AMC Theatres, and we expect the process to be completed by June 30, 2002.

        On March 15, 2002, we acquired the operations and related assets of Gulf States Theatres for a cash purchase price of approximately $45 million. The acquisition includes five theatres with 68 screens in the New Orleans, Louisiana area. All five of the theatres feature stadium seating and have been built since 1997 and strengthen our position in the New Orleans market. Operating results of the acquired theatres are included in the Consolidated Statements of Operations from March 15, 2002.

        In connection with the acquisition, we entered into leases of the real estate assets associated with the five theatres with Entertainment Properties Trust for a term of 20 years with an initial annual base rent of $7.2 million. Of the Company's $45 million purchase price, $5.8 million was paid to Entertainment Properties Trust for specified non-real estate assets which Entertainment Properties Trust acquired from Gulf States Theatres and resold to us at cost. We will pay $300,000 annually for five years in connection with consulting and non-competition agreements related to the acquisition.

        In connection with this transaction, we entered into a non-binding letter of intent, subject to satisfactory completion of due diligence and negotiation of definitive agreements, with Entertainment Properties Trust to make available for sale/leaseback two theatres with 42 screens with an initial lease rate of 11%. The price at which we sell properties to Entertainment Properties Trust will be determined by our management and the management of Entertainment Properties Trust based on historical cost. We believe our lease terms with Entertainment Properties Trust are consistent with prevailing market conditions.

        On April 19, 2001, we issued shares of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale (including transaction expenses) of approximately $225,000,000 were used to reduce outstanding indebtedness under our credit facility. On September 13, 2001, pursuant to the certificate of designations relating to the Preferred Stock, all shares of Series B Exchangeable Preferred Stock were exchanged for an equal number of shares of Series A Convertible Preferred Stock. As described in Note 6 in the Notes to Consolidated Financial Statements included in Part 1, Item 8 of this Form 10-K, dividends on the Series A Convertible Preferred Stock are payable in additional shares of Series A Convertible Preferred Stock until April 2004. Thereafter, at our option, dividends on Series A Convertible Preferred Stock may be paid in cash or additional shares of Series A Convertible Preferred Stock until April 2008. Reference is made to such Note 6 for information describing circumstances in which holders of Series A Convertible Preferred Stock may be entitled to special in-kind dividends and other circumstances under which holders of Series A Convertible Preferred Stock may be required to receive payments-in-kind in lieu of cash and Series B Exchangeable Preferred Stock instead of Series A Convertible Preferred Stock. Under our investment agreement with them, for so long as the initial purchasers of our Preferred Stock hold a majority of the shares which they purchased, generally we may not, among other matters, issue stock, pay cash dividends or incur indebtedness (other than ordinary course borrowings under our Credit Facility and certain other permitted debt) without their consent.

        We believe that cash generated from operations, existing cash and equivalents, expected reimbursements from developers and the available commitment amount under our credit facility will be sufficient to fund operations and planned capital expenditures and acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes. However, the performance of films licensed by us and unforeseen changes in operating requirements could affect the ability to continue our business strategy as well as comply with certain financial covenants.

Deferred Tax Assets

        We have recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of approximately $141 million (net of valuation allowance of $7.8 million) as of March 28, 2002, and estimate that we must generate at least $350 million of future taxable income to realize those deferred tax assets. To achieve this level of future taxable income, we intend to pursue our current business strategy that includes expansion of our theatre circuit and closing less profitable theatres, reduction of credit facility borrowings and related interest expense with the net proceeds from our recently completed common stock offering and company-wide cost control initiatives. The theatrical exhibition industry is cyclical, and we believe that we are capable of generating sufficient future taxable income to utilize our deferred tax assets once the current industry replacement cycle is completed.

        We believe it is more likely than not that we will realize future taxable income sufficient to utilize our deferred tax assets except as follows. As of March 28, 2002, we believe it is more likely than not that deferred tax assets related to certain state tax net operating loss carryforwards and certain net operating loss carryforwards of foreign subsidiaries in the amount of $37,404,000 (expiring in 2007 through 2022) and $16,841,000 (expiring in 2003 through 2008), respectively, will not be realized due to uncertainties as to the timing and amounts of related future taxable income. Accordingly, a valuation allowance of $7,754,000 was established.

        We have made estimates of our future taxable income based on expected increases in attendance, ticket and concession prices and the acquisitions of GC Companies and Gulf States Theatres. We currently estimate taxable income of $3.3 million in fiscal 2002. Based on expected future reversals of our temporary differences, estimates of future taxable income and tax planning strategies (i.e. sale of various assets with built-in taxable gains), we believe it is more likely than not that we will have generated sufficient taxable income by the end of fiscal year 2009 to enable us to realize our deferred tax assets recorded as of March 28, 2002. Our estimates of future taxable income require significant amounts of management judgment and estimation and actual results could differ from estimated amounts. See "Forward-Looking Statements" for factors which may cause actual results to differ from our expectations. Accordingly, while we believe it is more likely than not that we will realize future taxable income sufficient to realize our net current and non-current deferred tax asset of $141 million, it is possible that these deferred taxes may not be realized in the future.

        The table below reconciles loss before income taxes and cumulative effect of an accounting change for financial statement purposes with taxable income (loss) for income tax purposes.

(Dollars in thousands)	(estimated) 52 Weeks Ended March 28, 2002	52 Weeks Ended March 29, 2001	52 Weeks Ended March 30, 2000
Loss before income taxes and cumulative effect of an accounting change	$(10,868)	$(135,826)	$(81,247)
Cumulative effect of an accounting change	—	26,710	(9,935)
Reserve for future dispositions	(490)	6,258	15,364
Depreciation and amortization	(7,755)	23,977	(3,740)
Gain on disposition of assets	8,765	(17,166)	(16,000)
Impairment of long-lived assets	4,699	68,776	(5,896)
Foreign corporation activity	11,883	3,199	5,779
Other	(2,915)	(8,825)	32,517

Taxable income (loss) before special deductions and net operating loss carrybacks	$3,319	$(32,897)	$(63,158)

        Our foreign subsidiaries have net operating loss carryforwards in Spain and the United Kingdom aggregating $13,911,000, $3,689,000 of which may be carried forward indefinitely and the balance of which expires from 2003 through 2008. Our federal income tax loss carryforward of $64,395,000 expires in 2020 and 2021 and will be limited to approximately $8,500,000 annually due to the sale of Preferred Stock. State net operating loss carryforwards of approximately $37,404,000 may be used over various periods ranging from five to 20 years.

        We anticipate that net temporary differences should reverse and become available as tax deductions as follows:

2003	$61,000,000
2004	35,000,000
2005	13,000,000
2006	34,000,000
2007	5,000,000
Thereafter	138,000,000

Total	$286,000,000

Euro Conversion

        In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the "Euro"). The introduction of the Euro was phased in over a period ending January 1, 2002, when Euro notes and coins came into circulation.

        We currently operate one theatre in Portugal, three theatres in Spain and one in France. These countries are member countries that adopted the Euro as of January 1, 1999. We have implemented necessary changes to accounting, operational and payment systems to accommodate the introduction of the Euro. The replacement of other currencies with the Euro did not have and is not expected to have a material impact on our Consolidated Financial Statements.

Impact of Inflation

        Historically, the principal impact of inflation and changing prices upon us has been to increase the costs of the construction of new theatres, the purchase of theatre equipment and the utility and labor costs incurred in connection with continuing theatre operations. Film exhibition costs, our largest cost of operations, are customarily paid as a percentage of admissions revenues and hence, while the film exhibition costs may increase on an absolute basis, the percentage of admissions revenues represented by such expense is not directly affected by inflation. Except as set forth above, inflation and changing prices have not had a significant impact on our total revenues and results of operations.

New Accounting Pronouncements

        During fiscal 1999, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities which was amended by Statement of Financial Accounting Standards No. 138 issued in June 2000. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal years beginning after June 15, 2000. The statement became effective for us in fiscal 2002. Adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In April 2001, the FASB staff issued an announcement which was codified as EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Topic No. D-95 requires the inclusion of participating convertible securities in the computation of basic earnings per common share. The retroactive application of Topic No. D-95 had no effect on previously reported earnings per common share.

        In July 2001, the FASB issued two new standards: SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using one method (the purchase method) and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001.

        SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 state that goodwill and indefinite-lived intangible assets will no longer be amortized and that goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 will become effective for us in fiscal 2003. However, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non amortization and amortization provisions. Adoption of SFAS No. 142 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

        In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies to all long-lived assets (excluding goodwill) and discontinued operations and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 will become effective for us in fiscal 2003. We are currently reviewing SFAS No. 144 to determine its impact, if any, on our consolidated financial position, results of operations and cash flows.

        In July 2001, the SEC issued a Staff Announcement which was codified as EITF Topic No. D-98 Classification and Measurement of Redeemable Securities. Topic No. D-98 provides additional guidance about determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer.

        During the fiscal quarter ended December 27, 2001, we adopted Topic No. D-98. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adopting Topic No. D-98. We believe that adoption of Topic No. D-98 will not require a restatement of financial statements until such time, if ever, that (i) the holders of our Preferred Stock either (a) are entitled to elect a majority of the board of directors or (b) could convert a portion of their Preferred Stock into a sufficient number of shares of common stock to gain control of the board of directors and (ii) our optional right to redeem the Preferred Stock is unconditional. Such circumstances do not presently exist and we believe should not exist prior to 2006, if ever.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

        Market risk on variable-rate financial instruments.    We maintain a $425,000,000 credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility on March 28, 2002, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $200,000,000 of 9 1/2% Senior Subordinated Notes due 2009, $225,000,000 of 9 1/2% Senior Subordinated Notes due 2011 and $175,000,000 of 9 7/8% Senior Subordinated Notes due 2012. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2009, the Notes due 2011 and the Notes due 2012 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2009, the Notes due 2011 and the Notes due 2012. On March 29, 2002, we issued $72,880,000 of additional Senior Subordinated Notes due 2011 in connection with our acquisition of GC Companies, Inc.

        Foreign currency exchange rates.    We currently operate theatres in Canada, Portugal, Spain, France, Japan, Sweden, China (Hong Kong) and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $2.7 million and $10.2 million, respectively.

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

/s/ Craig Ramsey

Executive Vice President,
Chief Financial Officer and Secretary

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMC ENTERTAINMENT INC.
KANSAS CITY, MISSOURI

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and subsidiaries (the "Company") at March 28, 2002 and March 29, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 28, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, retroactive to the beginning of fiscal year 2001 and adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-up Activities, during fiscal year 2000.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
May 10, 2002

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	52 Weeks Ended March 28, 2002	52 Weeks Ended March 29, 2001	52 Weeks Ended March 30, 2000
Revenues
Admissions	$901,566	$811,068	$763,083
Concessions	359,042	334,224	329,855
Other theatre	39,130	26,052	30,013
Other	41,768	43,457	43,991

Total revenues	1,341,506	1,214,801	1,166,942
Expenses
Film exhibition costs	487,577	432,351	417,736
Concession costs	45,756	46,455	50,726
Theatre operating expense	327,665	300,773	290,072
Rent	236,829	229,314	198,762
Other	45,264	42,610	44,619
General and administrative	37,798	32,499	47,407
Preopening expense	4,345	3,808	6,795
Theatre and other closure expense	2,124	24,169	16,661
Restructuring charge	–	–	12,000
Depreciation and amortization	99,742	105,260	95,974
Impairment of long-lived assets	4,668	68,776	5,897
Gain on disposition of assets	(1,821)	(664)	(944)

Total costs and expenses	1,289,947	1,285,351	1,185,705

Operating income (loss)	51,559	(70,550)	(18,763)
Other expense (income)
Other expense (income)	3,754	(9,996)	–
Interest expense
Corporate borrowings	48,015	64,347	54,088
Capital and financing lease obligations	12,745	12,653	8,615
Investment income	(2,087)	(1,728)	(219)

Loss before income taxes and cumulative effect of accounting changes	(10,868)	(135,826)	(81,247)
Income tax provision	600	(45,700)	(31,900)

Loss before cumulative effect of accounting changes	(11,468)	(90,126)	(49,347)
Cumulative effect of accounting changes (net of income tax benefit of $10,950 and $4,095 in 2001 and 2000, respectively)	–	(15,760)	(5,840)

Net loss	$(11,468)	$(105,886)	$(55,187)

Preferred dividends	29,421	–	–

Net loss for shares of common stock	$(40,889)	$(105,886)	$(55,187)

Loss per share of common stock before cumulative effect of an accounting change:
Basic and diluted	$(1.73)	$(3.84)	$(2.10)

Net loss per share of common stock:
Basic and diluted	$(1.73)	$(4.51)	$(2.35)

Pro forma amounts assuming SAB No. 101 accounting change had been in effect in fiscal 2000:
Loss before cumulative effect of accounting changes			$(51,715)

Basic and diluted loss per share			(2.20)

Net Loss			$(70,297)

Basic and diluted loss per share			(3.00)

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 28, 2002	March 29, 2001
Assets
Current assets:
Cash and equivalents	$219,432	$34,075
Receivables, net of allowance for doubtful accounts of $1,297 as of March 28, 2002 and $1,137 as of March 29, 2001	24,195	14,231
Other current assets	48,416	45,075

Total current assets	292,043	93,381
Property, net	776,113	757,518
Intangible assets, net	5,369	7,639
Goodwill	30,276	—
Deferred income taxes	127,115	135,491
Other long-term assets	48,254	53,235

Total assets	$1,279,170	$1,047,264

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$110,993	$100,989
Accrued expenses and other liabilities	136,196	138,193
Current maturities of corporate borrowings and capital and financing lease obligations	2,627	2,718

Total current liabilities	249,816	241,900
Corporate borrowings	596,540	694,172
Capital and financing lease obligations	54,429	53,966
Other long-term liabilities	120,029	116,271

Total liabilities	1,020,814	1,106,309
Commitments and contingencies
Stockholders' equity (deficit):
Series A Convertible Preferred Stock, 66 2/3¢ par value; 261,989 shares issued and outstanding as of March 28, 2002 (aggregate liquidation preference of $266,406 as of March 28, 2002)	175	—
Common Stock, 66 2/3¢ par value; 30,038,046 and 19,447,598 shares issued and outstanding as of March 28, 2002 and March 29, 2001, respectively	20,025	12,965
Convertible Class B Stock, 66 2/3¢ par value; 3,801,545 and 4,041,993 shares Issued and outstanding as of March 28, 2002 and March 29, 2001, respectively	2,535	2,695
Additional paid-in capital	430,902	106,713
Accumulated other comprehensive loss	(16,967)	(15,121)
Accumulated deficit	(167,515)	(156,047)

	269,155	(48,795)
Less:
Employee notes for Common Stock purchases	10,430	9,881
Common Stock in treasury, at cost, 20,500 shares as of March 28, 2002 and March 29, 2001	369	369

Total stockholders' equity (deficit)	258,356	(59,045)

Total liabilities and stockholders' equity (deficit)	$1,279,170	$1,047,264

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	52 Weeks Ended March 28, 2002	52 Weeks Ended March 29, 2001	52 Weeks Ended March 30, 2000
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(11,468)	$(105,886)	$(55,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Restructuring charge	–	–	5,629
Depreciation and amortization	99,742	105,260	95,974
Impairment of long-lived assets	4,668	68,776	5,897
Deferred income taxes	9,026	(41,909)	(28,090)
Gain on disposition of long-term assets	(1,821)	(664)	(944)
Cumulative effect of an accounting change	–	15,760	5,840
Change in assets and liabilities:
Receivables	(7,195)	6,047	(1,999)
Other current assets	(6,573)	(1,295)	4,839
Accounts payable	7,114	(14,591)	15,798
Accrued expenses and other liabilities	19,699	5,954	26,993
Liabilities for theatre closure	(13,799)	5,275	8,804
Other, net	1,256	731	5,473

Net cash provided by operating activities	100,649	43,458	89,027

Cash flows from investing activities:
Capital expenditures	(110,884)	(120,881)	(274,932)
Proceeds from sale/leasebacks	32,729	682	69,647
Acquisition of Gulf States Theatres	(45,020)	–	–
Purchase of leased furniture, fixtures and equipment	(23,739)	–	–
Change in reimbursable construction advances	(2,699)	7,684	13,984
Proceeds from disposition of long-term assets	6,647	29,594	6,862
Other, net	(1,544)	(9,012)	(13,953)

Net cash used in investing activities	(144,510)	(91,933)	(198,392)

Cash flows from financing activities:
Net borrowings (repayments) under Credit Facility	(270,000)	(60,000)	207,000
Principal payments under corporate borrowings	–	–	(14,000)
Proceeds from issuance of 9 7/8% Senior Subordinated Notes due 2012	172,263	–	–
Net proceeds from sale of Common Stock	100,800	–	–
Net proceeds from Preferred Stock Issuance	230,022	–	–
Proceeds from financing lease obligations	881	19,135	28,666
Principal payments under capital and financing lease obligations and other	(2,638)	(2,755)	(3,146)
Change in cash overdrafts	(3,406)	6,520	14,287
Change in construction payables	6,264	1,816	(17,457)
Deferred financing costs and other	(4,865)	–	(248)

Net cash (used in) provided by financing activities	229,321	(35,284)	215,102

Effect of exchange rate changes on cash and equivalents	(103)	(1,471)	329

Net increase (decrease) in cash and equivalents	185,357	(85,230)	106,066
Cash and equivalents at beginning of year	34,075	119,305	13,239

Cash and equivalents at end of year	$219,432	$34,075	$119,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized of $2,677, $4,186 and $7,899 during fiscal 2002, 2001 and 2000, respectively)	$59,824	$85,261	$62,642
Income taxes, net	(3,579)	(6,583)	(9,531)
Schedule of non-cash investing and financing activities:
Preferred dividends	$29,421	$–	$–
Receivable from sale/leaseback included in reimbursable construction advances	–	–	2,622

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
(In thousands, except per share amounts) (Unaudited)			Common Stock

	Shares	Amount	Shares	Amount
Balance, April 2, 1999	–	$–	19,447,598	$12,965
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Unrealized loss on marketable securities (net of income tax benefit of $44)	–	–	–	–
Comprehensive Loss
Accrued interest on employee notes
for Common Stock purchases	–	–	–	–

Balance, March 30, 2000	–	–	19,447,598	12,965
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Unrealized loss on marketable securities (net of income tax benefit of $145)	–	–	–	–
Additional minimum pension liability	–	–	–	–
Comprehensive Loss
Accrued interest on employee notes for Common Stock purchases	–	–	–	–

Balance, March 29, 2001	–	–	19,447,598	12,965
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Comprehensive Loss
Sale of Common Stock	–	–	10,350,000	6,900
Sale of Preferred Stock	250,000	167	–	–
Conversion of Class B stock	–	–	240,448	160
Preferred Stock for dividends	11,989	8	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Deferred compensation—stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Accrued interest on employee notes for Common Stock purchases	–	–	–	–

Balance, March 28, 2002	261,989	$175	30,038,046	$20,025

See Notes to Consolidated Financial Statements

	Convertible Class B Stock						Common Stock in Treasury
						Employee Notes for Common Stock Purchases
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)				Total Stockholders' Equity (Deficit)
	Shares	Amount					Shares	Amount
Balance, April 2, 1999	4,041,993	$2,695	$106,713	$(2,690)	$5,026	$(8,875)	20,500	$(369)	$115,465
Comprehensive Loss:
Net loss	–	–	–	–	(55,187)	–	–	–	(55,187)
Foreign currency translation adjustment	–	–	–	(1,059)	–	–	–	–	(1,059)
Unrealized loss on marketable securities (net of income tax benefit of $44)	–	–	–	(63)	–	–	–	–	(63)

Comprehensive Loss									(56,309)
Accrued interest on employee notes
for Common Stock purchases	–	–	–	–	–	(487)	–	–	(487)

Balance, March 30, 2000	4,041,993	2,695	106,713	(3,812)	(50,161)	(9,362)	20,500	(369)	58,669
Comprehensive Loss:
Net loss	–	–	–	–	(105,886)	–	–	–	(105,886)
Foreign currency translation adjustment	–	–	–	(10,899)	–	–	–	–	(10,899)
Unrealized loss on marketable securities (net of income tax benefit of $145)	–	–	–	(209)	–	–	–	–	(209)
Additional minimum pension liability	–	–	–	(201)	–	–	–	–	(201)

Comprehensive Loss									(117,195)
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(519)	–	–	(519)

Balance, March 29, 2001	4,041,993	2,695	106,713	(15,121)	(156,047)	(9,881)	20,500	(369)	(59,045)
Comprehensive Loss:
Net loss	–	–	–	–	(11,468)	–	–	–	(11,468)
Foreign currency translation adjustment	–	–	–	(2,047)	–	–	–	–	(2,047)
Additional minimum pension liability	–	–	–	201	–	–	–	–	201

Comprehensive Loss									(13,314)
Sale of Common Stock	–	–	93,900	–	–	–	–	–	100,800
Sale of Preferred Stock	–	–	229,855	–	–	–	–	–	230,022
Conversion of Class B stock	(240,448)	(160)	–	–	–	–	–	–	–
Preferred Stock for dividends	–	–	28,042	–	–	–	–	–	28,050
Preferred Stock dividends	–	–	(29,421)	–	–	–	–	–	(29,421)
Preferred Stock accretion	–	–	1,371	–	–	–	–	–	1,371
Deferred compensation—stock awards	–	–	(478)	–	–	–	–	–	(478)
Unissued restricted stock awards	–	–	920	–	–	–	–	–	920
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(549)	–	–	(549)

Balance, March 28, 2002	3,801,545	$2,535	$430,902	$(16,967)	$(167,515)	$(10,430)	20,500	$(369)	$258,356

AMC Entertainment Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 28, 2002, March 29, 2001 and March 30, 2000

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC"), AMC Theatres of Canada (a division of AMC Entertainment International, Inc.), AMC Entertainment International, Inc., National Cinema Network, Inc. ("NCN") and AMC Realty, Inc. (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in Portugal, Spain, France, Japan, Sweden, China (Hong Kong) and the United Kingdom. The Company's North American theatrical exhibition business is conducted through AMC and AMC Theatres of Canada. The Company's International theatrical exhibition business is conducted through AMC Entertainment International, Inc. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc., and in miscellaneous ventures through AMC Realty, Inc.

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

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. The 2002, 2001 and 2000 fiscal years reflect a 52 week period. Fiscal year 2003 will reflect a 53 week period.

        Revenues and Film Exhibition Costs:    Revenues are recognized when admissions and concessions sales are received at the theatres. Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses. In connection with the adoption of Staff Accounting Bulletin No. 101 ("SAB 101") Revenue Recognition in Financial Statements in fiscal 2001, the Company changed its revenue recognition policy related to the sales of gift certificates and discounted theatre tickets. The Company defers 100% of the revenue associated with the sales of discounted theatre tickets and gift certificates (no revenue or income recognition for non-presentment) until such time as the items are redeemed or the gift certificate liabilities are extinguished and the discounted theatre tickets expire. The Company adopted SAB No. 101 in the fourth fiscal quarter of 2001 retroactive to the beginning of the fiscal year.

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

        Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of March 28, 2002 and March 29, 2001 was $31,751,000 and $35,157,000, respectively.

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

        Expenditures for additions (including interest during construction), major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are credited or charged to operations.

        Intangible Assets:    Intangible assets are recorded at cost and are comprised of lease rights, amounts assigned to theatre leases assumed under favorable terms, and location premiums on acquired theatres, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the theatres. Accumulated amortization on intangible assets was $33,913,000 and $35,687,000 as of March 28, 2002 and March 29, 2001, respectively. The original useful lives of these assets ranged from 4 to 36 years and the remaining useful lives ranged from 1 to 10 years.

        Goodwill:    Goodwill represents the unallocated purchase price related to acquisitions of theatre circuits. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company does not currently anticipate having to record a charge to earnings for the impairment of goodwill.

        Other Long-term Assets:    Other long-term assets are comprised principally of costs incurred in connection with the issuance of debt securities which are being amortized over the respective lives of the issuances and investments in real estate.

        Preopening Expense:    Preopening expense consists primarily of advertising and other start-up costs incurred prior to the operation of new theatres and are expensed as incurred. In April of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of Start-up Activities. SOP 98-5 requires costs of start-up activities to be expensed when incurred. The Company previously capitalized such costs and amortized them over a two-year period. The Company adopted this statement in fiscal 2000, which resulted in a cumulative effect adjustment to the Company's results of operations and financial position of $5,840,000 (net of income tax benefit of $4,095,000).

        Theatre and Other Closure Expense:    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company's closed theatres, other vacant space or theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant and development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. During fiscal 2002, the Company incurred $2,124,000 of theatre and other closure expense comprised primarily of accruals for expected payments to landlords to terminate the leases related to the closure of ten theatres with 74 screens closed during the current year offset by a favorable lease renegotiation for vacant restaurant space related to a terminated joint venture and the favorable settlement of lease obligations on two closed theatres. Accrued theatre and other closure expense is classified as current based upon management's intention to negotiate termination of the related lease obligations within one year.

        Impairment of Long-lived Assets:    Management reviews long-lived assets, including intangibles, for impairment as part of the Company's annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in film markets for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. Management evaluates its theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. Because the Christmas and New Years holiday results comprise a significant portion of the Company's operating cash flow, the actual results from this period which are available during the fourth quarter of each fiscal year are an integral part of the Company's impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized on the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected terminal value. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when management does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows plus the terminal value. There is considerable management judgment necessary to determine the future cash flows, terminal value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates.

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

        During fiscal 2002, the Company recognized a non-cash impairment loss of $4,668,000 ($2,754,000 net of income tax benefit) on one theatre in Sweden with 18 screens. The Company is evaluating its future plans for many of its theatres, which may include selling theatres or closing theatres and terminating the leases. The Company has identified approximately 85 to 125 screens per year that will close due to expiration of leases or early lease terminations during fiscal 2003 to 2005. Prior to and including fiscal 2002, $17,809,000 of impairment charges have been taken on these theatre assets and the economic life of these theatre assets have been revised to reflect management's best estimate of the economic life of the theatre assets for purposes of recording depreciation. Closure or other dispositions of certain theatres will result in expenses which are primarily comprised of expected payments to landlords to terminate leases and will be recorded as theatre and other closure expense.

        During fiscal 2001, the Company recognized a non-cash impairment loss of $68,776,000 ($40,576,000 net of income tax benefit) on 76 theatres with 719 screens. The Company recognized an impairment loss of $35,263,000 on five Canadian theatres with 122 screens, $19,762,000 on 17 U.S. theatres with 202 screens (primarily in Arizona, Texas, Florida, California and Maryland) including two theatres with 44 screens opened since 1995, $4,891,000 on one French theatre with 20 screens, $3,592,000 on 34 U.S. theatres with 222 screens (primarily in Texas, Florida and Michigan) that were closed during fiscal 2001, $3,476,000 on 19 U.S. theatres with 153 screens (primarily in Georgia, Florida and Missouri) that are expected to be closed in the near future, $1,042,000 on the discontinued development of a theatre in Taiwan and $750,000 related to real estate held for sale. Included in these losses is an impairment of $3,855,000 on 41 theatres with 317 screens that were included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

        In fiscal 2000, the Company recognized a non-cash impairment loss of $5,897,000 ($3,479,000 net of income tax benefit) on 13 theatres with 111 screens.

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

        Loss per Share:    Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. The dilutive effect of Series A Convertible Preferred Stock is considered in the computation of basic loss per common share in accordance with EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Diluted loss per share includes the effects of outstanding stock options, stock awards and Series A Convertible Preferred Stock, if dilutive.

        Stock-based Compensation:    The Company accounts for stock-based awards to employees and directors using the intrinsic value-based method.

        Income Taxes:    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes. Under SFAS 109, deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

        Casualty Insurance.    The Company is self-insured for general liability up to $400,000 per occurrence and carries a $250,000 deductible limit per occurrence for workers compensation claims. The Company relies upon actuarial projections of its ultimate losses that it will be responsible for paying. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of March 28, 2002 and March 29, 2001, the Company had recorded casualty insurance reserves of $23,275,000 and $21,355,000, respectively. The Company recorded expenses related to general liability and workers compensation claims of $10,304,000, $6,667,000 and $10,355,000 in fiscal 2002, 2001 and 2000, respectively.

        New Accounting Pronouncements:    During fiscal 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") Accounting for Derivative Instruments and Hedging Activities which was amended by Statement of Financial Accounting Standards No. 138 issued in June 2000. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal years beginning after June 15, 2000. The statement became effective for the Company in fiscal 2002. Adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2001, the FASB staff issued an announcement which was codified as EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Topic No. D-95 requires the inclusion of participating convertible securities in the computation of basic earnings per common share. The retroactive application of Topic No. D-95 had no effect on previously reported earnings per common share.

        In July 2001, the FASB issued two new standards: SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using one method (the purchase method) and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001.

        SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 state that goodwill and indefinite-lived intangible assets will no longer be amortized and that goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 will become effective for the Company in fiscal 2003. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non amortization and amortization provisions. Adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies to all long-lived assets (excluding goodwill) and discontinued operations and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 will become effective for the Company in fiscal 2003. Adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In July 2001, the SEC issued a Staff Announcement which was codified as EITF Topic No. D-98 Classification and Measurement of Redeemable Securities. Topic No. D-98 provides additional guidance about determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer.

        During the fiscal quarter ended December 27, 2001, the Company adopted Topic No. D-98. There was no impact to its consolidated financial position, results of operations or cash flows as a result of adopting Topic No. D-98. The Company believes that adoption of Topic No. D-98 will not require a restatement of financial statements until such time, if ever, that (i) the holders of its Preferred Stock either (a) are entitled to elect a majority of the board of directors or (b) could convert a portion of their Preferred Stock into a sufficient number of shares of common stock to gain control of the board of directors and (ii) the Company's optional right to redeem the Preferred Stock is unconditional. Such circumstances do not presently exist and the Company believes should not exist prior to 2006, if ever.

        Presentation:    Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

NOTE 2—ACQUISITION

Gulf States Theatres

        On March 15, 2002, the Company acquired the operations and related assets of Gulf States Theatres ("GST") for a cash purchase price of approximately $45,000,000. The acquisition includes five theatres with 68 screens in the New Orleans, Louisiana area. All five of the theatres feature stadium seating and have been built since 1997 and strengthen the Company's position in the New Orleans market. Operating results of the acquired theatres are included in the Consolidated Statements of Operations from March 15, 2002. The following is a summary of the allocation of the purchase price to the assets acquired from GST based on management estimates of fair value which could change depending on the results of an independent third party valuation study that is currently being performed:

(In thousands)
Property, net	$14,744
Goodwill	30,276

Total purchase price	$45,020

        Amounts recorded for goodwill are not subject to amortization and are recorded at the Company's North American theatrical exhibition operating segment. Amounts recorded for goodwill are expected to be deductible for tax purposes.

        In connection with the acquisition, the Company entered into leases of the real estate assets associated with the five theatres with Entertainment Properties Trust ("EPT"), a real estate investment trust, for a term of 20 years with an initial annual base rent of $7,200,000. Of the Company's $45,000,000 purchase price, $5,800,000 was paid to EPT for specified non-real estate assets which EPT acquired from GST and resold to the Company at cost. The Company will pay $300,000 annually for five years in connection with consulting and non-competition agreements related to the acquisition.

NOTE 3—PROPERTY

        A summary of property is as follows:

(In thousands)	2002	2001
Property owned:
Land	$41,800	$46,257
Buildings and improvements	255,555	225,845
Leasehold improvements	298,117	403,118
Furniture, fixtures and equipment	696,349	525,474

	1,291,821	1,200,694
Less—accumulated depreciation and amortization	520,590	450,276

	771,231	750,418
Property leased under capital leases:
Buildings and improvements	27,015	33,635
Less—accumulated amortization	22,133	26,535

	4,882	7,100

	$776,113	$757,518

        Included in property is $36,774,000 and $58,858,000 of construction in progress as of March 28, 2002 and March 29, 2001, respectively.

NOTE 4—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	2002	2001
Other current assets:
Prepaid rent	$17,975	$17,978
Deferred income taxes	14,044	14,694
Income taxes receivable	8,483	3,636
Other	7,914	8,767

	$48,416	$45,075

Other long-term assets:
Investments in real estate	$11,193	$12,134
Deferred financing costs	14,624	11,123
Other	22,437	29,978

	$48,254	$53,235

Accrued expenses and other liabilities:
Taxes other than income	$20,286	$20,152
Interest	7,915	6,038
Payroll and vacation	6,655	5,415
Casualty claims and premiums	4,187	4,862
Deferred income	47,570	56,127
Accrued bonus	12,996	7,781
Theatre and other closure	23,609	31,174
Other	12,978	6,644

	$136,196	$138,193

(In thousands)	2002	2001
Other long-term liabilities:
Deferred rent	$52,988	$44,060
Casualty claims and premiums	19,088	16,493
Pension and post retirement obligations	18,391	15,451
Deferred income	10,748	12,542
Deferred gain	10,964	12,314
Advance sale leaseback proceeds	2,085	8,591
Food court reserve	531	918
Other	5,234	5,902

	$120,029	$116,271

NOTE 5—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	2002	2001
$425 million Credit Facility due 2004	$–	$270,000
9 1/2% Senior Subordinated Notes due 2009	199,245	199,172
9 1/2% Senior Subordinated Notes due 2011	225,000	225,000
9 7/8% Senior Subordinated Notes due 2012	172,295	–
Capital and financing lease obligations, interest ranging from 7 1/4% to 20%	57,056	56,684

	653,596	750,856
Less-current maturities	2,627	2,718

	$650,969	$748,138

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of March 28, 2002 are as follows (see Note 17 Subsequent Events):

	Capital and Financing Lease Obligations
(In thousands)	Minimum Lease Payments	Less Interest	Net Present Value	Corporate Borrowings	Total
2003	$9,942	$7,315	$2,627	$–	$2,627
2004	9,813	6,889	2,924	–	2,924
2005	9,187	6,435	2,752	–	2,752
2006	8,880	6,031	2,849	–	2,849
2007	8,512	5,624	2,888	–	2,888
Thereafter	85,781	42,765	43,016	596,540	639,556

Total	$132,115	$75,059	$57,056	$596,540	$653,596

Credit Facility

        The Company maintains a $425,000,000 credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25,000,000 on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50,000,000 on December 31, 2003. The total commitment under the Credit Facility is $425,000,000; however, the Credit Facility contains covenants that limit the Company's ability to incur debt. As of March 28, 2002, the Company had no outstanding borrowings under the Credit Facility and approximately $413,000,000 (after giving effect to the acquisition of GC Companies, Inc.) was available for borrowing under the Credit Facility. As of March 29, 2001, the Company had outstanding borrowings of $270,000,000 under the Credit Facility at an average interest rate of 7.7% per annum and approximately $150,000,000 was available for borrowing under the Credit Facility.

        Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of March 28, 2002, the Company was in compliance with all financial covenants relating to the Credit Facility.

        Costs related to the establishment of the Credit Facility were capitalized and are charged to interest expense over the life of the Credit Facility. Unamortized issuance costs of $705,000 as of March 28, 2002 are included in other long-term assets.

Notes Due 2009

        On March 19, 1997, the Company sold $200,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2009 (the "Notes due 2009"). The Notes due 2009 bear interest at the rate of 9 1/2% per annum, payable in March and September. The Notes due 2009 are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 15, 2006, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), each holder of the Notes due 2009 will have the right to require the Company to repurchase such holder's Notes due 2009 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2009 are subordinated to all existing and future senior indebtedness, as defined in the Indenture, of the Company. The Notes due 2009 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2011 and Notes due 2012.

        The Indenture to the Notes due 2009 contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2009 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of March 28, 2002, the Company was in compliance with all financial covenants relating to the Notes due 2009.

        The discount on the Notes due 2009 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2009 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,248,000 as of March 28, 2002 are included in other long-term assets. As of March 28, 2002 and March 29, 2001, $200 million aggregate principal amount of the Notes due 2009 was issued and outstanding.

  Notes Due 2011

        On January 27, 1999, the Company sold $225,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011"). The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2011 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2009 and Notes due 2012.

        The Indenture to the Notes due 2011 contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2011 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of March 28, 2002, the Company was in compliance with all financial covenants relating to the Notes due 2011. On March 29, 2002, the Company issued an additional

$72,880,000 aggregate principal amount of Notes due 2011 in connection with the acquisition of GC Companies, Inc.

        Costs related to the issuance of the Notes due 2011 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,608,000 as of March 28, 2002 are included in other long-term assets. As of March 28, 2002 and March 29, 2001, $225,000,000 aggregate principal amount of the Notes due 2011 was issued and outstanding.

  Notes Due 2012

        On January 16, 2002, the Company sold $175,000,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2012 (the "Notes due 2012"). The Notes due 2012 bear interest at the rate of 9 7/8% per annum, payable in February and August. The Notes due 2012 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2012 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2012 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2009 and Notes due 2011.

        The Indenture to the Notes due 2012 contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2012 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of March 28, 2002, the Company was in compliance with all financial covenants relating to the Notes due 2012.

        The discount on the Notes due 2012 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2012 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $5,063,000 as of March 28, 2002 are included in other long-term assets. As of March 28, 2002, $175,000,000 aggregate principal amount of the Notes due 2012 was issued and outstanding.

Capital and Financing Lease Obligations

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. As a result, the Company has recorded $37,776,000 and $29,439,000 as financing lease obligations on its Consolidated Balance Sheets related to these types of projects as of March 28, 2002 and March 29, 2001, respectively.

        The Company issues letters of credit in the normal course of its business. The outstanding amount on these letters of credit was $14,595,000 as of March 28, 2002 (after giving effect to the acquisition of GC Companies, Inc.) with maturity dates ranging from April 2002 to March 2003.

NOTE 6—STOCKHOLDERS' EQUITY (DEFICIT)

        The authorized common stock of AMCE consists of two classes of stock: Common Stock (66 2/3¢ par value; 200,000,000 shares authorized) and Class B Stock (66 2/3¢ par value; 30,000,000 shares authorized).

        Holders of Class B Stock may elect to convert at any time on a share-for-share basis into Common Stock.

        The Company has authorized 10,000,000 shares of Preferred Stock (66 2/3¢ par value), of which 2,000,000 shares have been designated under the Company's Certificate of Designations as Series A Convertible Preferred Stock ("Series A Preferred") and 2,000,000 shares have been designated as Series B Exchangeable Preferred Stock ("Series B Preferred", and collectively with the Series A Preferred, the "Preferred Stock"). As of March 28, 2002, 261,989 Series A Preferred shares were issued and outstanding.

        On March 19, 2002, the Company completed a public offering of 9,000,000 shares of Common Stock at a public offering price of $10.50 per share and granted the underwriters a 30 day option to purchase an additional 1,350,000 shares of Common Stock at $10.50 per share to cover over-allotments. On March 28, 2002, the underwriters exercised their option to purchase these shares. Net proceeds from the offering of the shares of Common Stock of $100.8 million were used to fund the acquisition of GC Companies, Inc. and will be used to pursue the Company's current business strategy including acquisitions of other theatres and theatre circuits.

        On April 19, 2001, the Company issued 92,000 shares of Series A Preferred and 158,000 shares of Series B Preferred at a price of $1,000 per share. Net proceeds from the issuance of approximately $225,000,000 were used to repay borrowings under the Credit Facility. On September 13, 2001, all shares of Series B Preferred were exchanged for an equal number of shares of Series A Preferred. The Preferred Stock has preference in liquidation equal to the greater of $1,000 per share plus accrued and unpaid dividends, or the amount that would have been payable if the Preferred Stock were converted into Common Stock.

        The Series A Preferred is convertible at the option of the holder into shares of Common Stock at a conversion price of $7.15 per Common Stock share (as adjusted, the "Conversion Price") resulting in a current conversion rate of 139.86 shares of Common Stock for each share of Series A Preferred.

        Dividends on the Series A Preferred accumulate at an annual rate of 6.75% and are payable when, as and if declared by the Company's Board of Directors. Dividends on the Series A Preferred must be paid with additional Series A Preferred shares for the first three years from April 19, 2001. Between April 20, 2004 and April 19, 2008, dividends may be paid in either additional Series A Preferred shares or cash at the Company's option, and must be paid in cash after April 19, 2008, unless prohibited by the Indentures for the Notes due 2009 and Notes due 2011, in which case such dividends are payable in additional Series A Preferred shares.

        Preferred Stock dividends paid in shares of Preferred Stock are recorded at their estimated fair value on the date of declaration. The carrying value of Series A Preferred is accreted to its redemption price (including any accrued and unpaid dividends) over ten years (the period from initial issuance until redemption first becomes available to the holder of the security) using the interest method. During the year ended March 28, 2002, the Company recorded dividends of 16,406 shares of Series A Preferred valued at $29,421,000.

        The holders of Series A Preferred shares are also entitled to a special dividend of additional Series A Preferred shares if a Change of Control (as defined in the Certificate of Designations) of the Company occurs prior to April 19, 2006 equal to the dividends that they would have received through April 19, 2006 if the Change of Control had not occurred.

        If dividends are paid on the Common Stock in any fiscal period, the holders of Series A Preferred shares are entitled to receive dividends on an "as converted" basis to the extent such dividends are greater than the Series A Preferred dividends otherwise payable in such fiscal period.

        The Preferred Stock may be redeemed in whole and not in part by the Company at the Company's option at any time after April 19, 2006 for cash equal to the liquidation preference, provided that the average Common Stock closing price for the 20 trading days preceding the notice of redemption exceeds 150% of the Conversion Price. The Series A Preferred must be redeemed by the Company at the option of a holder at any time after April 19, 2011 for cash or Common Stock, at the Company's option, at a price equal to the Series A Preferred liquidation preference.

        The initial purchasers of the Preferred Stock have the right to approve the payment of dividends on the Company's other capital stock.

        During fiscal 1999, the Company loaned one of its executive officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in a secondary offering. On September 14, 1998, the Company loaned $3,765,000 to another of its executive officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans are unsecured and are due in August and September of 2003, respectively, may be prepaid in part or full without penalty and are represented by promissory notes which bear interest at a rate (6% per annum) at least equal to the applicable federal rate prescribed by Section 1274 (d) of the Internal Revenue Code in effect on the date of such loans, payable at maturity. Accrued interest on the loans as of March 28, 2002 was $335,000 (see Note 17 Subsequent Events).

Stock-Based Compensation

        In November 1994, AMCE adopted a stock option and incentive plan (the "1994 Plan"). This plan, which expired in fiscal 1999 except as to outstanding awards, provided for three basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of stock awards, which may be either performance or restricted stock awards, and (iii) performance unit awards. The maximum number of shares of Common Stock which may have been awarded or granted under the plan was 1,000,000 shares. The 1994 Plan provided that the option exercise price for stock options may not have been less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1994 Plan during fiscal 2000 vested 50% at issuance and 50% one year from issuance; options issued under the 1994 Plan during fiscal 1999 vested immediately; and all other options issued under the 1994 Plan vested two years from the date of issuance.

        In December 1999, AMCE adopted a stock option and incentive plan for Outside Directors (the "1999 Outside Directors Plan"). This plan provided for a one-time grant to outside directors of non-qualified stock options and permits directors to receive up to all of their annual cash retainer in options in lieu of cash. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 200,000 shares. The 1999 Outside Directors Plan provides that the option exercise price for stock options be equal to the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1999 Outside Directors Plan during fiscal 2002 and 2001 vest one year from the date of issuance.

        In December 1999, AMCE adopted a stock option and incentive plan (the "1999 Plan"). This plan provides for three basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options (ii) grants of stock awards, which may be either performance or restricted stock awards, and (iii) performance unit awards. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 2,100,000 shares. The 1999 Plan provides that the option exercise price for stock options may not be less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1999 Plan during fiscal 2002 vest 50% one year from issuance and 50% two years from issuance.

        On April 17, 2001, the Company granted restricted stock awards on 133,200 shares of Common Stock with a fair value of $930,000 which vest 50% one year from issuance and 50% two years from issuance. As of March 28, 2002, 2,650 of these shares were forfeited prior to vesting. The Company has recognized $442,000 of compensation expense during fiscal 2002 related to restricted stock awards.

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the Company's incentive stock options in fiscal 2002, 2001 and 2000. Had compensation expense for the Company's stock options been determined based on the fair value at the grant dates, the Company's net loss would have been the following:

(In thousands, except per share data)	2002	2001	2000
Net loss:
As reported	$(11,468)	$(105,886)	$(55,187)
Pro forma	$(12,185)	$(106,593)	$(57,033)
Net loss per common share:
As reported	$(1.73)	$(4.51)	$(2.35)
Pro forma	$(1.76)	$(4.54)	$(2.43)

        The following table reflects the weighted average fair value per option granted during the year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	2002	2001	2000
Weighted average fair value on grant date	$4.16	$1.36	$7.84
Risk-free interest rate	4.7%	5.5%	6.0%
Expected life (years)	5	5	5
Expected volatility	66.8%	61.1%	46.2%
Expected dividend yield	–	–	–

        A summary of stock option activity under all plans is as follows:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	1,174,120	$14.07	1,428,290	$15.41	894,850	$14.92
Granted	387,350	$6.97	61,330	$2.38	538,690	$16.23
Canceled	(7,900)	$6.98	(315,500)	$18.68	(5,250)	–
Exercised	–	–	–	–	–	–

Outstanding at end of year	1,553,570	$12.34	1,174,120	$14.07	1,428,290	$15.41

Exercisable at end of year	1,174,120	$14.07	1,112,790	$14.72	1,124,600	$15.38

Available for grant at end of year	1,649,430		2,169,980		2,231,310

        The following table summarizes information about stock options as of March 28, 2002:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$2.38	61,330	8.7 years	$2.38	61,330	$2.38
$6.74 to $6.98	379,450	9.1 years	$6.97	–	–
$9.25 to $12.50	444,790	2.7 years	$9.65	444,790	$9.65
$14.50 to $20.75	645,500	6.8 years	$17.80	645,500	$17.80
$22.13 to $26.38	22,500	4.1 years	$26.38	22,500	$26.38

$2.38 to $26.38	1,553,570	6.2 years	$12.34	1,174,120	$14.07

NOTE 7—LOSS PER SHARE

        In April 2001, the Financial Accounting Standards Board's Staff issued an announcement which was codified as EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Topic No. D-95 requires the inclusion of participating convertible securities in the computation of basic earnings per common share. Topic No. D-95 permits the use of either the "if-converted" or the "two-class" method: the Company has selected the "if-converted" method. The dilutive effect of the Company's Series A Preferred is considered in the computation of basic earnings per common share in accordance with Topic No. D-95. Under Topic No. D-95, the dilutive effect of the Series A Preferred on basic earnings per common share cannot be less than the amount that would result from the application of the "two-class" method of computing basic earnings per common share. The "two-class" method is an earnings allocation formula that determines earnings per share for the common stock and the participating Series A Preferred according to dividends declared and participating rights in the undistributed earnings as if all such earnings were distributed. If dividends are paid on the common stock in any fiscal period, the holders of Series A Preferred shares are entitled to receive dividends on an "as converted" basis, to the extent such dividends are greater than the face amount of Series A Preferred dividends otherwise payable in such fiscal period. The retroactive application of Topic No. D-95 had no effect on previously reported loss per common share.

        The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights, between the two classes of common stock.

        The following table sets forth the computation of basic and diluted loss per common share:

(In thousands, except per share data)	2002	2001	2000
Numerator:
Loss before cumulative effect of an accounting change	$(11,468)	$(90,126)	$(49,347)
Dividends on Series A Preferred	29,421	–	–

Loss for common shares before cumulative effect of an accounting change and assumed conversion of Series A Preferred	$(40,889)	$(90,126)	$(49,347)

Denominator:
Average common shares outstanding	23,692	23,469	23,469
Series A Preferred	–	–	–

Shares for basic earnings per common share	23,692	23,469	23,469
Stock options	–	–	–
Stock awards	–	–	–

Shares for diluted earnings per common share	23,692	23,469	23,469
Loss per common share before cumulative effect of an accounting change	$(1.73)	$(3.84)	$(2.10)
Further dilution from applying the "two-class" method	–	–	–

Basic and diluted loss per common share before cumulative effect of an accounting change	$(1.73)	$(3.84)	$(2.10)

        The following is a reconciliation of the basic and diluted loss per common share computations on loss before the cumulative effect of an accounting change to net loss.

	2001		2000
(per share amounts)
	Basic	Diluted	Basic	Diluted
Loss for common shares before cumulative effect of an accounting change	$(3.84)	$(3.84)	$(2.10)	$(2.10)
Cumulative effect of an accounting change, net of income tax benefit	(.67)	(.67)	(.25)	(.25)

Net loss for common shares	$(4.51)	$(4.51)	$(2.35)	$(2.35)

        During 2002, 33,839,611 shares of Common Stock and $29,421,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive.

        In 2002, 2001 and 2000, incremental shares from stock options and stock awards of 370,490, 9,999 and 63,024, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive.

NOTE 8—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the three years ended March 28, 2002 consists of the following components:

(In thousands)	2002	2001	2000
Current:
Federal	$(8,615)	$(3,685)	$(1,485)
Foreign	–	–	–
State	189	(106)	(2,325)

Total current	(8,426)	(3,791)	(3,810)
Deferred:
Federal	12,132	(51,837)	(26,395)
Foreign	(3,140)	1,688	(2,419)
State	34	(2,710)	(3,371)

Total deferred	9,026	(52,859)	(32,185)

Total provision	600	(56,650)	(35,995)
Tax benefit of cumulative effect of accounting changes	–	10,950	4,095

Total provision before cumulative effect of an accounting change	$600	$(45,700)	$(31,900)

        The difference between the effective tax rate on loss before income taxes and the U.S. federal income tax statutory rate is as follows:

	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(1.5)	3.1	4.6
Valuation allowance	(19.8)	(3.9)	(.4)
Preferred stock issuance expense	(11.3)	–	–
Other, net	(7.9)	(.6)	.1

Effective tax rate	(5.5)%	33.6%	39.3%

        The significant components of deferred income tax assets and liabilities as of March 28, 2002 and March 29, 2001 are as follows:

	2002		2001
	Deferred Income Tax		Deferred Income Tax
(In thousands)
	Assets	Liabilities	Assets	Liabilities
Property	$42,050	$–	$21,974	$–
Capital lease obligations	5,905	–	8,250	–
Accrued reserves and liabilities	39,774	–	38,378	–
Deferred rents	17,579	–	14,888	–
Alternative minimum tax credit carryover	8,583	–	8,511	–
Net operating loss carryforward	23,875	–	58,030	–
Other	11,336	189	6,368	653

Total	149,102	189	156,399	653
Less: Valuation allowance	7,754	–	5,561	–

Net	141,348	189	150,838	653
Less: Current deferred income taxes	14,044	–	14,694	–

Total noncurrent deferred income taxes	$127,304	$189	$136,144	$653

Net noncurrent deferred income taxes	$127,115		$135,491

        The Company's foreign subsidiaries have net operating loss carryforwards in Spain and the United Kingdom aggregating $13,911,000, $3,689,000 of which may be carried forward indefinitely and the balance of which expires from 2003 through 2008. The Company's Federal income tax loss carryforward of $64,395,000 expires in 2020 and 2021 and will be limited to approximately $8,500,000 annually due to the sale of Preferred Stock. The Company's state income tax loss carryforwards of $37,404,000 may be used over various periods ranging from five to 20 years.

        Management believes it is more likely than not that the Company will realize future taxable income sufficient to utilize its deferred tax assets except as follows. As of March 28, 2002, management believed it was more likely than not that certain deferred tax assets related to state and foreign tax net operating loss carryforwards would not be realized due to uncertainties as to the timing and amounts of future taxable income. Accordingly a valuation allowance of $7,754,000 was established. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 9—LEASES

        The majority of the Company's operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 10 to 25 years, with certain leases containing options to extend the leases for up to an additional 20 years. The leases provide for fixed rentals and/or rentals based on revenues with a guaranteed minimum. The majority of the leases provide that the Company will pay all, or substantially all, taxes, maintenance, insurance and certain other operating expenses. Assets held under capital lease obligations are included in property.

        During fiscal 1998, the Company sold the real estate assets associated with 13 theatres to EPT for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for this transaction as a sale and leaseback in accordance with Statement of Financial Accounting Standards No. 98 Accounting for Leases. The land and building and improvements have been removed from the Consolidated Balance Sheets and a gain of $15,130,000 on the sales has been deferred and is being amortized to rent expense over the life of the leases. During fiscal 2000, the Company sold the building and improvements associated with one of its theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. During fiscal 2002, the Company sold the land at this theatre to EPT for proceeds of $7,500,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%. In addition, until November 2002, EPT will have a right of first refusal and first offer to purchase and lease back to the Company the real estate assets associated with any theatre and related entertainment property owned or ground-leased by the Company, exercisable upon the Company's intended disposition of such property.

        The Company leases eight additional theatres from EPT under the same terms as those included in the Sale and Lease Back Transaction with initial lease rates ranging from 10.5% to 11.1%. Annual rentals for these eight theatres are based on an estimated fair value of $142,500,000 for the theatres.

        During fiscal 1999 and 2000, the Company entered into master lease agreements for approximately $58,000,000 of equipment necessary to fixture certain theatres. The master lease agreements have a term of six years and include early termination and purchase options. The Company classifies these leases as operating leases. During fiscal 2002, the Company purchased furniture, fixtures and equipment related to the master lease agreements for a total of $23,700,000.

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 28, 2002 (after giving effect to the acquisition of GC Companies, Inc.):

(In thousands)
2003	$295,401
2004	291,836
2005	290,792
2006	287,501
2007	281,858
Thereafter	2,836,815

Total minimum payments required	$4,284,203

        The Company has also entered into agreements to lease space for the operation of theatres not yet fully constructed. The future minimum rental payments required under the terms of these leases included above total approximately $459,000,000.

        The Company records rent expense on a straight-line basis over the term of the lease. Included in long-term liabilities as of March 28, 2002 and March 29, 2001 is $52,988,000 and $44,060,000, respectively, of deferred rent representing pro rata future minimum rental payments for leases with scheduled rent increases.

        Rent expense is summarized as follows:

(In thousands)	2002	2001	2000
Minimum rentals	$206,510	$197,754	$176,315
Common area expenses	20,760	19,200	17,318
Percentage rentals based on revenues	3,166	2,592	2,899
Furniture, fixtures and equipment rentals	9,032	12,407	5,109

	$239,468	$231,953	$201,641

NOTE 10—EMPLOYEE BENEFIT PLANS

        The Company sponsors a non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement.

        Under the plan, benefits are integrated with Social Security and paid to participants at retirement based primarily upon years of credited service with the Company (not exceeding thirty-five) and the employee's highest five year average compensation. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets are invested in pooled separate accounts with an insurance company pursuant to which the plan's benefits are paid to retired and terminated employees and the beneficiaries of deceased employees. The Company also sponsors two non-contributory nonqualified deferred compensation plans which provide additional pension benefits to certain eligible employees.

        The Company currently offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Employees may become eligible for these benefits at retirement provided the employee is at least age 55 and has at least 15 years of credited service after age 40. The health plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory. The accounting for the health plan currently anticipates future modifications to the cost-sharing provisions to provide for retiree premium contributions of approximately 20% of total premiums, increases in deductibles and co-insurance at the medical inflation rate and coordination with Medicare. The retiree health plan is not funded. The Company is amortizing the transition obligation on the straight-line method over a period of 20 years.

        Net periodic benefit cost for the three plans consists of the following:

	Pension Benefits			Other Benefits
(In thousands)
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$1,557	$1,346	$2,118	$295	$315	$257
Interest cost	1,862	1,655	1,905	370	357	232
Expected return on plan assets	(1,264)	(1,351)	(1,257)	–	–	–
Recognized net actuarial (gain) loss	(52)	(387)	103	–	–	(21)
Amortization of unrecognized transition obligation	176	176	176	50	50	50
Amortization of prior service cost	55	55	55	–	–	–

Net periodic benefit cost	$2,334	$1,494	$3,100	$715	$722	$518

        The following tables set forth the plans' change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets for the years ended March 28, 2002 and March 29, 2001:

	Pension Benefits		Other Benefits
(In thousands)
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$25,758	$22,892	$4,527	$4,199
Service cost	1,557	1,346	295	315
Interest cost	1,862	1,655	370	357
Plan participants' contributions	–	–	23	23
Actuarial (gain) loss	(742)	1,129	(47)	(327)
Benefits paid	(305)	(1,264)	(92)	(40)
Other	559	–	–	–

Benefit obligation at end of year	$28,689	$25,758	$5,076	$4,527

	Pension Benefits		Other Benefits
(In thousands)
	2002	2001	2002	2001
Change in plan assets:
Fair value of plan assets at beginning of year	$16,157	$15,763	$–	$–
Actual return on plan assets	343	325	–	–
Employer contribution	–	1,333	69	17
Plan participants' contributions	–	–	23	23
Benefits paid	(305)	(1,264)	(92)	(40)

Fair value of plan assets at end of year	$16,195	$16,157	$–	$–

Accrued liability for benefit cost:
Funded status	$(12,494)	$(9,601)	$(5,076)	$(4,527)
Unrecognized net actuarial (gain) loss	(2,369)	(2,601)	(203)	(156)
Unrecognized transition obligation	529	706	447	497
Unrecognized prior service cost	1,088	586	–	–

Accrued benefit cost	$(13,246)	$(10,910)	$(4,832)	$(4,186)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the one qualified and two nonqualified pension plans with accumulated benefit obligations in excess of plan assets were $28,689,000, $19,290,000 and $16,195,000, respectively, as of March 28, 2002; and $25,758,000, $17,514,000 and $16,157,000, respectively, as of March 29, 2001.

        The assumptions used in computing the preceding information are as follows:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Weighted-average assumptions:
Discount rate	7.25%	7.25%	7.25%	7.50%	7.75%	8.00%
Expected return on plan assets	8.50%	8.50%	8.50%	–	–	–
Rate of compensation increase	6.00%	6.00%	6.00%	6.50%	6.50%	6.50%

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2002 was 10.0% for medical and 4.0% for dental. The rates were assumed to decrease gradually to 5.0% for medical at 2008 and 3.0% for dental at 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 28, 2002 by $1,285,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2002 by $178,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement expense for fiscal 2002 by $1,032,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2002 by $166,000.

        The Company sponsors a voluntary 401(k) savings plan covering eligible employees after one year of service and age 21. From the inception of the savings plan and until December 31, 2001, the Company matched 50% of each eligible employee's elective contributions up to 6% of the employee's pay (i.e., a maximum match of 3%). Effective January 1, 2002, the Company began matching 100% of each eligible employee's elective contributions up to 3% of the employee's compensation and 50% of each eligible employee's elective contributions on the next 2% of the employees pay. The Company's expense under the 401(k) savings plan was $1,591,000, $1,362,000 and $1,373,000 for fiscal 2002, 2001 and 2000, respectively.

NOTE 11—CONTINGENCIES

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        The Company is the defendant in two coordinated cases now pending in California, Weaver v. AMC Entertainment Inc., (No. 310364, filed March 2000 in Superior Court of California, San Francisco County) and Geller v. AMC Entertainment Inc. (No. RCV047566, filed May 2000 in Superior Court of California, San Bernardino County). The litigation is based upon California Civil Code Section 1749.5, which provides that "on or after July 1, 1997, it is unlawful for any person or entity to sell a gift certificate to a purchaser containing an expiration date." Weaver is a purported class action on behalf of all persons in California who, on or after January 1, 1997, purchased or received an AMC Gift of Entertainment containing an expiration date. Geller is brought by a plaintiff who allegedly received one of the Company's discount tickets in California containing an expiration date and who purports to represent all California purchasers of these "gift certificates" purchased from any of its theatres, stores, locations, web-site or other venue owned or controlled by the Company since January 1, 1997. Both complaints allege unfair competition and seek injunctive relief. Geller seeks restitution of all expired "gift certificates" purchased in California since January 1, 1997 and not redeemed. Weaver seeks disgorgement of all revenues and profits obtained since January 1997 from sales of "gift certificates" containing an expiration date, as well as actual and punitive damages. On May 11, 2001, following a special trial on the issue, the court ruled that the Company's Gifts of Entertainment and discount tickets are "gift certificates." The Company intends to appeal this ruling and to continue defending the cases vigorously.

NOTE 12—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres which have been closed and from discontinuing the operation of fast food and other restaurants operated adjacent to certain of the Company's theatres.

        During fiscal 2002, the Company discontinued operation of 12 theatres with 86 screens. As of March 28, 2002, the Company has reserved $23,609,000 related primarily to 5 of these theatres with 42 screens and 10 theatres with 81 screens closed in prior years and vacant restaurant space related to a terminated joint venture for which lease terminations have either not been consummated or paid. The Company is obligated under long-term lease commitments with remaining terms of up to 18 years for these theatres and restaurants which have been closed. As of March 28, 2002, the base rents aggregated approximately $6,101,000 annually, and $34,459,000 over the remaining terms of the leases.

        In conjunction with the opening of certain new theatres in 1986 through 1988, the Company expanded its food services by leasing additional space adjacent to those theatres to operate specialty fast food restaurants. The Company discontinued operating the restaurants due to unprofitability, and has reserved $531,000 for which lease terminations have not been consummated. The Company continues to sub-lease or convert to other uses the space leased for these restaurants. The Company is obligated under non-cancelable long-term lease commitments with remaining terms of up to 10 years. As of March 28, 2002, the base rents aggregated approximately $391,000 annually, and $2,468,000 over the remaining terms of the leases. As of March 28, 2002, the Company had subleased approximately 59% of the space with remaining terms ranging from 18 months to 105 months. Non-cancelable subleases aggregated approximately $244,000 annually, and $1,464,000 over the remaining terms of the subleases.

        A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows:

(In thousands)	2002	2001	2000
Beginning Balance	$32,092	$18,019	$874
Theatre and other closure expense and interest	6,741	28,393	16,661
General and administrative expense	125	400	680
Gain on capital lease termination	(1,682)	–	–
Payments	(19,373)	(23,600)	(8,819)
Transfer of deferred rent and capital lease obligations	6,237	8,880	8,623

Ending balance	$24,140	$32,092	$18,019

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

NOTE 13—RESTRUCTURING CHARGE

        On September 30, 1999, the Company recorded a restructuring charge of $12,000,000 ($7,200,000 net of income tax benefit) related to the consolidation of its three U.S. divisional operations offices into its corporate headquarters and a decision to discontinue direct involvement with pre-development activities associated with certain retail/entertainment projects conducted through its wholly-owned subsidiary, Centertainment, Inc. Included in this total are severance and other employee related costs of $5,300,000, lease termination costs of $700,000 and the write-down of property of $6,000,000.

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

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

        The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. The fair value of publicly held corporate borrowings was based upon quoted market prices. For other corporate borrowings, the fair value was based upon rates available to the Company from bank loan agreements or rates based upon the estimated premium over U.S. treasury notes with similar average maturities. The fair values of Employee Notes for Common Stock purchases are based upon rates of publicly traded corporate debt with similar interest rates and maturities (see Note 17 Subsequent Events).

        The estimated fair values of the Company's financial instruments are as follows:

	2002		2001
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$219,432	$219,432	$34,075	$34,075
Employee Notes for Common Stock purchases	10,430	10,430	9,881	10,214
Financial liabilities:
Cash overdrafts	$31,751	$31,751	$35,157	$35,157
Corporate borrowings	596,540	595,500	694,172	598,604

NOTE 15—OPERATING SEGMENTS

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

        The Company's segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements on page 41.

        Information about the Company's operations by operating segment is as follows:

Revenues (In thousands)	2002	2001	2000
North American theatrical exhibition	$1,201,415	$1,092,504	$1,062,774
International theatrical exhibition	98,323	78,840	60,177
NCN and other	41,768	43,457	43,991

Total revenues	$1,341,506	$1,214,801	$1,166,942

Adjusted EBITDA (In thousands)	2002	2001	2000
North American theatrical exhibition	$202,804	$171,697	$167,042
International theatrical exhibition	(893)	(6,629)	(1,387)
NCN and other	(3,496)	847	(628)

Total segment Adjusted EBITDA	198,415	165,915	165,027
General and administrative	37,798	32,499	47,407

Total Adjusted EBITDA	$160,617	$133,416	$117,620

Property (In thousands)	2002	2001	2000
North American theatrical exhibition	$1,127,821	$1,045,447	$1,018,272
International theatrical exhibition	95,316	86,600	75,153
NCN and other	14,755	13,888	12,812

Total segment property	1,237,892	1,145,935	1,106,237
Construction in progress	36,774	58,858	78,681
Corporate	44,170	29,536	45,485

Total property(1)	$1,318,836	$1,234,329	$1,230,403

Capital expenditures (In thousands)	2002	2001	2000
North American theatrical exhibition	$41,512	$52,685	$193,994
International theatrical exhibition	15,880	12,275	22,989
NCN and other	1,765	2,410	1,733

Total segment capital expenditures	59,157	67,370	218,716
Construction in progress	36,774	42,068	44,713
Corporate	14,953	11,443	11,503

Total capital expenditures	$110,884	$120,881	$274,932

(1)
Property is comprised of land, buildings and improvements, leasehold improvements and furniture, fixtures and equipment.

        A reconciliation of loss before income taxes to Adjusted EBITDA is as follows:

(In thousands)	2002	2001	2000
Loss before income taxes and cumulative effect of accounting changes	$(10,868)	$(135,826)	$(81,247)
Plus:
Interest expense	60,760	77,000	62,703
Depreciation and amortization	99,742	105,260	95,974
Impairment of long-lived assets	4,668	68,776	5,897
Restructuring charge	–	–	12,000
Preopening expense	4,345	3,808	6,795
Theatre and other closure expense	2,124	24,169	16,661
Gain on disposition of assets	(1,821)	(664)	(944)
Investment income	(2,087)	(1,728)	(219)
Other	3,754	(7,379)	–

Total Adjusted EBITDA	$160,617	$133,416	$117,620

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	2002	2001	2000
United States	$1,206,157	$1,110,211	$1,087,765
Canada	37,027	25,750	19,000
Japan	54,324	42,945	31,295
China (Hong Kong)	10,559	9,996	8,723
Portugal	8,152	7,788	8,538
Spain	17,082	14,132	10,161
France	3,388	3,253	1,460
Sweden	4,645	726	–
United Kingdom	172	–	–

Total revenues	$1,341,506	$1,214,801	$1,166,942

Property (In thousands)	2002	2001	2000
United States	$1,156,624	$1,081,382	$1,101,533
Canada	64,012	59,326	42,528
Japan	30,336	32,850	32,395
China (Hong Kong)	11,217	11,104	10,993
Portugal	10,770	10,795	11,731
Spain	27,101	25,158	23,652
France	5,793	5,991	6,333
Taiwan	–	–	1,238
Sweden	5,572	4,773	–
United Kingdom	7,411	2,950	–

Total property	$1,318,836	$1,234,329	$1,230,403

NOTE 16—RELATED PARTY TRANSACTIONS

        As a successor trustee with shared voting powers over shares held in the Durwood Voting Trust, Mr. Raymond F. Beagle, Jr. may be deemed to beneficially own in excess of 5% of the Company's voting securities. Mr. Beagle serves as the Company's general counsel under a three year retainer agreement which provides for annual payments of $400,000. On each anniversary date of the retainer agreement, one year will be added to the term so that as of each anniversary date the retainer agreement will have a three year term. The agreement provides for severance payments upon a change of control or termination (other than upon resignation or retirement or for cause) equal to the annual payments for the remaining term. The agreement also provides for deferred payments from a previously established rabbi trust in a formula amount ($36,234 monthly as of March 28, 2002, which amount reflects a $150,000 discretionary deferred bonus which has been paid to the rabbi trust during fiscal 2002), for a period of twelve years after termination of services or a change of control. Subsequent to March 28, 2002, the Company approved a $350,000 discretionary deferred bonus which has been paid to the rabbi trust.

        Lathrop & Gage L.C., a law firm of which Mr. Raymond F. Beagle, Jr. is a member, renders legal services to the Company and its subsidiaries. During fiscal 2002, the Company paid Lathrop & Gage L.C. $4,058,000 for such services.

        During fiscal 2002, the Company reimbursed the initial purchasers of Preferred Stock $3,754,000 for their issuance costs related to the Preferred Stock offering. The Company has incurred approximately $600,000 of expenses payable to the initial purchaser of Preferred Stock as of March 28, 2002 related to the acquisitions of GC Companies, Inc., and Gulf States Theatres, the issuance of the Notes due 2012 and the issuance of Common Stock.

        The Company leases certain of its theatres from EPT. The Chairman of the Board, Chief Executive Officer and President of AMCE is also the Chairman of the Board of Trustees of EPT (see Note 9 Leases).

NOTE 17—SUBSEQUENT EVENTS

Acquisition of GC Companies, Inc.

        Subsequent to its fiscal year end, on March 29, 2002, the Company acquired GC Companies, Inc. pursuant to a plan of reorganization which was sponsored by the Company for a purchase price of approximately $167,000,000 (net of $6,500,000 from the sale of GC Companies' portfolio of venture capital investments on the effective date), which includes anticipated cash payments of $71,300,000, the issuance of $72,900,000 of Notes due 2011 and the issuance of $29,300,000 of common stock, or 2,415,000 shares based on a price of $12.14 per share (the average closing price per share for the 15 trading days prior to the effective date of the plan). Acquisition of the GC theatre circuit expands the Company's national footprint of industry-leading theatres, especially in key markets in the Northeast and upper Midwest. The acquisition includes 66 theatres with 621 screens in the United States and a 50% interest in a joint venture that operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay.

Employee Notes for Common Stock Purchases

        Based on the recommendation of the Compensation Committee, on May 13, 2002 the Company's Board of Directors approved the forgiveness of $10,537,643 of principal and accrued interest on two loans made to executive officers during fiscal 1999 (see Note 6—Stockholders' Equity Deficit), together with the payment of $8,712,710 of Federal, State and payroll related taxes on behalf of the executive officers in connection with the loan forgiveness. Such loan forgiveness was effective as of June 6, 2002 pursuant to agreements between the Company and each of the executive officers.

AMC Entertainment Inc.
STATEMENTS OF OPERATIONS BY QUARTER

(In thousands, except per share amounts)(Unaudited)
	June 28, 2001	June 29, 2000	Sept. 27, 2001
Admissions	$203,184	$193,541	$254,932
Concessions	84,865	80,715	100,147
Other theatre	12,905	9,827	10,706
Other	8,531	7,161	11,358

Total revenues	309,485	291,244	377,143
Film exhibition costs	110,181	104,109	141,936
Concession costs	10,725	12,217	13,393
Theatre operating expense	79,396	75,809	85,083
Rent	58,846	55,979	58,887
Other	10,737	8,825	11,719
General and administrative	7,795	6,635	8,898
Preopening expense	1,269	1,608	537
Theatre and other closure expense	76	727	12
Depreciation and amortization	23,298	26,378	24,272
Impairment of long-lived assets	–	–	–
(Gain) loss on disposition of assets	159	(1,640)	(2,001)

Total costs and expenses	302,482	290,647	342,736

Operating income (loss)	7,003	597	34,407
Other expense (income)	3,754	–	–
Interest expense	15,413	19,430	14,297
Investment income (loss)	282	1,100	299

Loss before income taxes and cumulative effect of accounting changes	(11,882)	(17,733)	20,409
Income tax provision	–	(6,600)	1,400

Loss before cumulative effect of accounting changes	(11,882)	(11,133)	19,009
Cumulative effect of accounting changes (net of income tax benefit of $10,950.	–	(15,760)	–

Net earnings (loss)	$(11,882)	$(26,893)	$19,009

Less: Preferred Dividends	2,398	–	10,399

Net Earnings (loss) for Common	$(14,280)	$(26,893)	$8,610

Earnings (loss) per share before cumulative effect of accounting changes:
Basic and diluted	$(0.61)	$(0.47)	$.22

Earnings (loss) per share:
Basic and diluted	$(0.61)	$(1.15)	$.22

						Fiscal Year
	Sept. 28, 2000	Dec. 27, 2001	Dec. 28, 2000	March 28, 2002	March 29, 2001
						2002	2001
Admissions	$220,554	$212,373	$199,165	$231,077	$197,808	$901,566	$811,068
Concessions	91,472	83,449	82,946	90,581	79,091	359,042	334,224
Other theatre	5,151	7,907	6,177	7,612	4,897	39,130	26,052
Other	14,425	12,582	14,114	9,297	7,757	41,768	43,457

Total revenues	331,602	316,311	302,402	338,567	289,553	1,341,506	1,214,801
Film exhibition costs	119,902	114,989	106,866	120,471	101,474	487,577	432,351
Concession costs	14,138	9,831	12,077	11,807	8,023	45,756	46,455
Theatre operating expense	76,347	79,191	74,863	83,995	73,754	327,665	300,773
Rent	57,862	58,626	56,826	60,470	58,647	236,829	229,314
Other	12,392	11,846	11,429	10,962	9,964	45,264	42,610
General and administrative	7,350	8,666	8,004	12,439	10,510	37,798	32,499
Preopening expense	875	2,182	314	357	1,011	4,345	3,808
Theatre and other closure expense	11,679	1,736	1,421	300	10,342	2,124	24,169
Depreciation and amortization	25,917	26,300	26,465	25,872	26,500	99,742	105,260
Impairment of long-lived assets	3,813	–	–	4,668	64,963	4,668	68,776
(Gain) loss on disposition of assets	5	16	(160)	5	1,131	(1,821)	(664)

Total costs and expenses	330,280	313,383	298,105	331,346	366,319	1,289,947	1,285,351

Operating income (loss)	1,322	2,928	4,297	7,221	(76,766)	51,559	(70,550)
Other expense (income)	(9,996)	–	–	–	–	3,754	(9,996)
Interest expense	18,786	13,990	19,854	17,060	18,930	60,760	77,000
Investment income (loss)	(495)	262	(407)	1,244	1,530	2,087	1,728

Loss before income taxes and cumulative effect of accounting changes	(7,963)	(10,800)	(15,964)	(8,595)	(94,166)	(10,868)	(135,826)
Income tax provision	(2,500)	(1,800)	(6,000)	1,000	(30,600)	600	(45,700)

Loss before cumulative effect of accounting changes	(5,463)	(9,000)	(9,964)	(9,595)	(63,566)	(11,468)	(90,126)
Cumulative effect of accounting changes (net of income tax benefit of $10,950.	–	–	–	–	–	–	(15,760)

Net earnings (loss)	$(5,463)	$(9,000)	$(9,964)	$(9,595)	$(63,566)	$(11,468)	$(105,886)

Less: Preferred Dividends	–	7,790	–	8,834	–	29,421	–

Net Earnings (loss) for Common	$(5,463)	$(16,790)	$(9,964)	$(18,429)	$(63,566)	$(40,889)	$(105,886)

Earnings (loss) per share before cumulative effect of accounting changes:
Basic and diluted	$(0.23)	$(0.72)	$(0.42)	$(0.76)	$(2.71)	$(1.73)	$(3.84)

Earnings (loss) per share:
Basic and diluted	$(0.23)	$(0.72)	$(0.42)	$(0.76)	$(2.71)	$(1.73)	$(4.51)

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information concerning the Company's Directors and Executive Officers is incorporated herein by reference to "Nominees for Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the 2002 Annual Meeting of Stockholders scheduled to be held on September 19, 2002 (the "Proxy Statement"), which is incorporated by reference into this Form 10-K and is expected to be filed before July 26, 2002. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)(1)  The following financial statements are included in Part II, Item 8.:

        (a)(2)  Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

  (b)
  Reports on Form 8-K

Our current report on Form 8-K filed December 28, 2001 reporting on Items 5 and 7.
Our current report on Form 8-K filed January 3, 2002 reporting on Items 5 and 7.
Our current report on Form 8-K filed January 14, 2002 reporting on Items 5 and 7.
Our current report on Form 8-K filed January 16, 2002 reporting on Items 7 and 9.
Our current report on Form 8-K filed January 23, 2002 reporting on Items 7 and 9 with a financial summary of our third quarter for fiscal 2002.
Our current report on Form 8-K filed January 30, 2002 reporting on Items 5 and 7.
Our current report on Form 8-K filed February 15, 2002 reporting on Items 5 and 7.
Our current report on Form 8-K filed March 7, 2002 reporting on Items 5 and 7.
Our current report on Form 8-K filed March 13, 2002 reporting on Items 5 and 7.
Our current report on Form 8-K filed March 14, 2002 reporting on Item 5.
Our current report on Form 8-K filed March 18, 2002 reporting on Item 5 reporting on Items 7 and 9.
Our current report on Form 8-K filed March 19, 2002 reporting on Items 5 and 7.
Our current report on Form 8-K filed March 27, 2002 reporting on Item 5.
Our current report on Form 8-K filed March 29, 2002 reporting on Items 7 and 9.
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

AMC ENTERTAINMENT INC.
By:	/s/ PETER C. BROWN Peter C. Brown Chairman of the Board
Date:	June 21, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. BROWN Peter C. Brown	Chairman of the Board, Chief Executive Officer and President	June 21, 2002
/s/ CHARLES J. EGAN, JR. Charles J. Egan, Jr.	Director
/s/ W. THOMAS GRANT, II W. Thomas Grant, II	Director
/s/ PAUL E. VARDEMAN Paul E. Vardeman	Director
/s/ LEON D. BLACK Leon D. Black	Director
/s/ MARC J. ROWAN Marc J. Rowan	Director
/s/ LAURENCE M. BERG Laurence M. Berg	Director

/s/ CHARLES S. PAUL Charles S. Paul	Director
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President, Chief Financial Officer and Secretary
/s/ CHRIS A. COX Chris A. Cox	Vice President and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of March 31, 1997 between AMC Entertainment Inc. and Durwood, Inc. (together with Exhibit A, "Pre-Merger Action Plan") (Incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
2.2	Stock Agreement among AMC Entertainment Inc. and Stanley H. Durwood, his children: Carol D. Journagan, Edward D. Durwood, Thomas A. Durwood, Elissa D. Grodin, Brian H. Durwood and Peter J. Durwood (the "Durwood Children"), The Thomas A. and Barbara F. Durwood Family Investment Partnership (the "TBD Partnership") and Delta Properties, Inc. (Incorporated by reference from Exhibit 99.3 to Amendment No. 2 to Schedule 13D of Stanley H. Durwood filed September 30, 1997).
2.3	Registration Agreement among AMC Entertainment Inc. and the Durwood Children and Delta Properties, Inc. (Incorporated by reference from Exhibit 99.2 to Amendment No. 2 to Schedule 13D of Stanley H. Durwood filed September 30, 1997).
2.4(a)	Indemnification Agreement dated as of March 31, 1997 among AMC Entertainment Inc., the Durwood Family Stockholders and Delta Properties, Inc., together with Exhibit B thereto (Escrow Agreement) (Incorporated by reference from Exhibit 2.4(a) to the Company's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
2.4(b)	Durwood Family Settlement Agreement (Incorporated by reference from Exhibit 99.1 to Schedule 13D of Durwood, Inc. and Stanley H. Durwood filed May 7, 1996).
2.4(c)	First Amendment to Durwood Family Settlement Agreement (Incorporated by reference from Exhibit 2.4(c) to the Company's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
2.4(d)	Second Amendment to Durwood Family Settlement Agreement (Incorporated by reference from Exhibit 2.4(c) to the Company's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
2.5(a)(1)	Interim Operating Agreement dated December 6, 2001 by and among AMC Entertainment Inc. and GC Companies (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 001-08747) filed on December 12, 2001).
2.5(a)(2)	Amendment dated January 28, 2002 to Interim Operating Agreement dated December 6, 2001 between GC Companies, Inc. and AMC Entertainment, Inc. (Incorporated by reference from Exhibit 2.2 to Form 10-Q for the thirty-nine weeks ended December 27, 2001.
2.5(b)(1)	Letter of Intent dated December 6, 2001 by and among AMC Entertainment Inc. and GC Companies (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 001-08747) filed on December 12, 2001).
2.5(b)(2)	Letter of Intent, amended as of January 15, 2002, by and among AMC Entertainment, Inc. and GC Companies (incorporated by reference from Exhibit 2.5(b)(2) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).

2.5(b)(3)	Letter of Intent dated December 6, 2001, amended and restated as of January 28, 2002, between GC Companies, Inc. and AMC Entertainment, Inc. (incorporated by reference from Exhibit 2.3 to Form 10-Q for the thirty-nine weeks ended December 27, 2001).
2.5(c)(1)	Support Agreement dated December 6, 2001, by and among AMC Entertainment Inc., the Official Committee of Unsecured Creditors in the Chapter 11 Cases of the GCX Debtors, General Electric Capital Corporation and Harcourt General, Inc. (incorporated by reference from Exhibit 10.3 to the Company's Form 8-K (File No. 001-08747) filed on December 11, 2001).
2.5(c)(2)	Support Agreement dated December 6, 2001, amended and restated as of January 28, 2002, between AMC Entertainment, Inc., General Electric Capital Corporation, Harcourt General, Inc. and the Official Committee of Unsecured Creditors in the Chapter 11 Case of the GCX Debtors (incorporated by reference from Exhibit 2.4 to Form 10-Q for the thirty-nine weeks ended December 27, 2001).
2.5(c)(3)	Support Agreement dated February 27, 2002, by and among AMC Entertainment Inc., GC Companies, Inc. ("GCX," and together with its Chapter 11 debtor affiliated entities, the "GCX Debtors"), the Official Committee of Unsecured Creditors in the Chapter 11 Cases of the GCX Debtors and The Bank of Nova Scotia (incorporated by reference from Exhibit 2.1 to Form 8-K filed March 7, 2002).
2.5(d)(1)	Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies and its jointly administered subsidiaries (incorporated by reference from Exhibit 2 to the Company's Form 8-K (File No. 001-05747) filed on December 28, 2001.
2.5(d)(2)	First Amended Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries filed on January 30, 2002 with the United States Bankruptcy Court for the District of Delaware. (Incorporated by reference from Exhibit 2.5 to Form 10-Q for the thirty-nine weeks ended December 27, 2001).
2.5(d)(3)	Modified First Amended Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries filed on March 1, 2002 with the United States Bankruptcy Court for the District of Delaware (incorporated by reference from Exhibit 2.2 to Form 8-K filed March 7, 2002).
2.5(e)	Stock Purchase Agreement dated January 15, 2002 among GC Companies, Inc., AMC Entertainment, Inc., American Multi-Cinema, Inc. and Centertainment Development, Inc. (incorporated by reference from Exhibit 2.5(e) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
2.5(f)	Joint Commitment Agreement dated as of February 1, 2002 among AMC Entertainment, Inc., Chestnut Hill Investments LLC, Richard A. Smith, John Berylson, and Demos Kouvaris. (Incorporated by reference from Exhibit 2.5(f) to the Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 333- 75208) filed on February 8, 2002).

2.6	Purchase and Sale Agreement, dated as of March 9, 2002, by and among G.S. Theaters, L.L.C., a Louisiana limited liability Company, Westbank Theatres, L.L.C., a Louisiana limited liability company, Clearview Theatres, L.L.C., a Louisiana limited liability company, Houma Theater, L.L.C., a Louisiana limited liability company, Hammond Theatres, L.L.C., a Louisiana limited liability company, and American Multi-Cinema, Inc. together with Form of Indemnification Agreement (Appendix J) (incorporated by reference from Exhibit 2.1 to Form 8-K filed March 13, 2002).
3.1(a)	Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001) (Incorporated by Reference from Exhibit 3.1 to the Company's Form 8-K (File No. 1-8747) filed February 15, 2002).
3.1(b)	Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (Incorporated by reference from Exhibit 4.6 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
3.2	Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
4.1(a)	Restated and Amended Credit Agreement dated as of April 10, 1997, among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent, and Bank of America National Trust and Savings Association, as Documentation Agent, and Various Financial Institutions, as Lenders, together with the following exhibits thereto: significant subsidiary guarantee, Form of notes, form of pledge agreement and Form of subsidiary pledge agreement (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
4.1(b)	Second Amendment, dated January 16, 1998, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by Reference from Exhibit 4.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1, 1998).
4.1(c)	Third Amendment, dated March 15, 1999, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by reference from Exhibit 4 to the Company's Form 8-K (File No. 1-8747) dated March 25, 1999).
4.1(d)	Fourth Amendment, dated March 29, 2000, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(d) to the Company's Form 10-K (File No. 1-8747) for the year ended March 30, 2000).
4.1(e)	Fifth Amendment, dated April 10, 2001, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(e) to the Company's Form 8-K (File No. 1-8747) dated May 7, 2001).
4.2(a)	Indenture dated March 19, 1997, respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2009 (Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1-8747) dated March 19, 1997).

4.2(b)	First Supplemental Indenture respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2009 (Incorporated by reference from Exhibit 4.4(b) to Amendment No. 2. to the Company's Registration Statement on Form S-4 (File No. 333-29155) filed August 4, 1997).
4.2(c)	Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2009. (Incorporated by reference from Exhibit 4.2(c) to the Company's Form 10-Q (File No. 1- 8747) for the quarter ended September 28, 2000).
4.3(a)	Indenture, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
4.3(b)	First Supplemental Indenture dated March 29, 2002 respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4 to Form 8-K (File No. 1-8747) dated April 10, 2002).
4.3(c)	Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3(a) to the Company's Form 10-Q (File No. 1- 8747) for the quarter ended September 28, 2000).
4.4	Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
4.5	Indenture, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
4.6	Registration Rights Agreement, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes (incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
4.7	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
4.8	Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).

4.9	Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
4.10	Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
4.11	Securities Purchase Agreement dated June 29, 2001 by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P., Apollo Management V, L.P., AMC Entertainment Inc., Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V Germany, L.P. (Incorporated by reference from Exhibit 4.6 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 28, 2001).
4.12	AMC Entertainment Inc. 1983 Stock Option Plan (incorporated by reference from Exhibit 10.1 to AMCE's Form S-1 (File No. 2-84675) filed June 22, 1983).
4.13	AMC Entertainment Inc. 1984 Employee Stock Purchase Plan (incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 (File No. 2-97523) filed July 3, 1984).
4.14	AMC Entertainment Inc. 1984 Employee Stock Option Plan (incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 and Form S-3 (File No. 2-97522) filed July 3, 1984).
4.15	AMC Entertainment Inc. 1994 Stock Option and Incentive Plan, as amended (incorporated by reference from Exhibit 10.5 to AMCE's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
4.16	Form of Non-Qualified (NON-ISO) Stock Option Agreement (incorporated by reference from Exhibit 10.2 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended December 26, 1996).
4.17	AMC Entertainment Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-92615) filed December 13, 1999).
4.18	AMC Entertainment Inc. 1999 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-92617) filed December 13, 1999).
4.19	American Multi-Cinema Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
4.20	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended (incorporated by reference from Exhibit 10.7 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

4.21	AMC Supplemental Executive Retirement Plan dated January 1, 1994 (incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 30, 1995).
9	Durwood Voting Trust (Amended and Restated 1992 Durwood, Inc. voting Trust Agreement dated August 12, 1998). (Incorporated by reference from Exhibit 99.2 to the Company's Schedule 13D (File No. 5-34911) filed July 22, 1999).
10.1	AMC Entertainment Inc. 1983 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to AMCE's Form S-1 (File No. 2-84675) filed June 22, 1983).
10.2	AMC Entertainment Inc. 1984 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 (File No. 2-97523) filed July 3, 1984).
10.3(a)	AMC Entertainment Inc. 1984 Employee Stock Option Plan (Incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 and Form S-3 (File No. 2-97522) filed July 3, 1984).
10.3(b)	AMC Entertainment Inc. 1994 Stock Option and Incentive Plan, as amended (Incorporated by reference from Exhibit 10.5 to AMCE's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
10.3(c)	Form of Non-Qualified (NON-ISO) Stock Option Agreement (Incorporated by reference from Exhibit 10.2 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended December 26, 1996).
10.3(d)	AMC Entertainment Inc. 1999 Stock Option and Incentive Plan, as amended. (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-92615) filed December 13, 1999).
10.3(e)	AMC Entertainment Inc. 1999 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-92617) filed December 13, 1999.
10.4	American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.5(a)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.7 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.5(b)	AMC Supplemental Executive Retirement Plan dated January 1,1994 (Incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 30, 1995).
10.6	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Philip M. Singleton which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.6 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.7	Employment Agreement between AMC Entertainment Inc. and Peter C. Brown which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.7 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

10.8	Disability Compensation Provisions respecting Stanley H. Durwood (Incorporated by reference from Exhibit 10.12 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.9	Executive Medical Expense Reimbursement and Supplemental Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991 (Incorporated by reference from Exhibit 10.13 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.10	Division Operations Incentive Program (Incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.11	Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).
10.12	AMC Non-Qualified Deferred Compensation Plans (Incorporated by reference from Exhibit 10.37 to Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994).
10.13	Real Estate Contract dated November 1, 1995 among Richard M. Fay, Mary B. Fay and American Multi-Cinema, Inc. (Incorporated by reference from Exhibit 10.33 to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 28, 1996).
10.14	American Multi-Cinema, Inc. Retirement Enhancement Plan (Incorporated by reference from Exhibit 10.26 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
10.15	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.15 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.16	American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
10.17	Limited Partnership Agreement of Planet Movies Company, L.P. dated October 17, 1997. (Incorporated by reference from Exhibit 10.25 to the Company's Form 10-K (file No. 1-8747) for the fiscal year ended April 2, 1998).
10.18	Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.19	Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.20	Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)

10.21	Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30, Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24 and Palm Promenade 24.
10.22	Guaranty of Lease dated November 21, 1997 between AMC Entertainment, Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30, Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24 and Palm Promenade 24.
10.23	Promissory Note dated August 11, 1998, made by Peter C. Brown, payable to AMC Entertainment Inc. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 1, 1998).
10.24	Promissory Note dated September 4, 1998, made by Philip M. Singleton, payable to AMC Entertainment Inc. (Incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 1, 1998).
10.25	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.25 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.26	Form of Non-Qualified (Non-ISO) Stock Option Agreement used in November 13, 1998 option grants to Mr. Stanley H. Durwood, Mr. Peter C. Brown and Mr. Philip M. Singleton (Incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
10.27	Retainer agreement with Raymond F. Beagle, Jr. which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.27 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.28	Non-Qualified (Non-ISO) Stock Option Agreement used in June 18, 1999 option grants to Mr. Richard M. Fay and Mr. Richard T. Walsh. (Incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended July 1, 1999.
10.29	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.30	Form of Option Agreement under 1999 Stock Option Plan for Outside Directors used in December 3, 1999 option grants to Mr. Charles J. Egan, Jr., Mr. W. Thomas Grant, II, Mr. Charles S. Paul and Mr. Paul E. Vardeman. (Incorporated by reference from Exhibit 10.37 to the Company's Form 10-K (File No. 1-8747) for the year ended March 30, 2000).

10.31	Non-Qualified (Non-ISO) Stock Option Agreement used in June 18, 1999 option grant to Mr. John D. McDonald. (Incorporated by reference from Exhibit 10.37 to the Company's Form 10-K (File No. 1-8747) for the year ended March 30, 2000).
10.32	Form of Non-Qualified (Non-ISO) Stock Option Agreement used in April 17, 2001 grants to Mr. Peter C. Brown, Mr. Philip M. Singleton, Mr. Richard M. Fay, Mr. Richard T. Walsh and Mr. John D. McDonald. (Incorporated by Reference from Exhibit 10.32 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.33	Form of Restricted Stock Award Agreement used in April 17, 2001 awards to Mr. Peter C. Brown, Mr. Philip M. Singleton, Mr. Richard M. Fay, Mr. Richard T. Walsh and Mr. John D. McDonald. (Incorporated by Reference from Exhibit 10.33 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
*10.34	Forgiveness of Debt Agreement between AMC Entertainment Inc. and Peter C. Brown dated June 6, 2002.
*10.35	Forgiveness of Debt Agreement between AMC Entertainment Inc. and Philip M. Singleton dated June 6, 2002.
*21.	Subsidiaries of AMC Entertainment Inc.
*23.	Consent of PricewaterhouseCoopers LLP to the use of their report of independent accountants included in Part II, Item 8. of this annual report.

*
Filed herewith

QuickLinks

PART I
Changes in Our Theatres Operated
PART II
PART III
PART IV
SIGNATURES