Form 10-Q
period 2002-06-27
AMC ENTERTAINMENT INC
filed 2002-08-12
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended June 27, 2002

OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number 1-8747

AMC ENTERTAINMENT INC.

(Exact name of registrant as specified in its charter)

Delaware	43-1304369
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 Main Kansas City, Missouri	64105
(Address of principal executive offices)	(Zip Code)

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

Yes     x     No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares	Number of shares
Title of each class of common stock	Outstanding as of June 27, 2002

Common Stock, 66 2/3¢ par value	30,548,964
Class B Stock, 66 2/3¢ par value	3,707,885

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

INDEX

                                                                                                                                               Page Number

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Operations	3
	Consolidated Balance Sheets	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 6.	Exhibits and Reports on Form 8-K	25

	Signatures	28

Item 1. Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)

	Thirteen Weeks Ended
	June 27,	July 28,
	2002	2001
	(Unaudited)
Revenues
Admissions	$309,467	$203,184
Concessions	126,171	84,865
Other theatre	12,754	13,190
NCN and other	13,234	8,531
Total revenues	461,626	309,770
Expenses
Film exhibition costs	174,720	110,181
Concession costs	17,058	10,725
Theatre operating expense	108,913	79,678
Rent	73,950	58,846
NCN and other	12,491	10,740
General and administrative	32,290	7,795
Preopening expense	797	1,269
Theatre and other closure expense	(229)	76
Depreciation and amortization	29,432	23,298
(Gain) loss on disposition of assets	(186)	159
Total costs and expenses	449,236	302,767
Other expense	-	3,754
Interest expense
Corporate borrowings	16,690	11,899
Capital and financing lease obligations	2,777	3,514
Investment income	(1,002)	(282)
Total other expense	18,465	18,885
Loss before income taxes	(6,075)	(11,882)
Income tax provision	(5,200)	-
Net loss	$ (875)	$(11,882)
Preferred dividends	9,419	2,398
Net loss for common shares	$(10,294)	$(14,280)
Net loss per share:
Basic	$ (.28)	$ (.61)
Diluted	$ (.28)	$ (.61)
Average shares outstanding:
Basic	36,276	23,469
Diluted	36,276	23,469

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 27,	March 28,
	2002	2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$ 199,024	$ 219,432
Receivables, net of allowance for doubtful accounts of $2,013
as of June 27, 2002 and $1,297 as of March 28, 2002	32,704	24,195
Other current assets	51,603	48,416
Total current assets	283,331	292,043
Property, net	927,875	776,113
Intangible assets, net	31,714	5,369
Goodwill	52,955	30,276
Deferred income taxes	159,815	127,115
Other long-term assets	54,839	48,254
Total assets	$1,510,529	$1,279,170
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 131,171	$ 110,993
Accrued expenses and other liabilities	172,875	136,196
Current maturities of capital and financing lease obligations	2,675	2,627
Total current liabilities	306,721	249,816
Corporate borrowings	668,408	596,540
Capital and financing lease obligations	54,488	54,429
Other long-term liabilities	173,992	120,029
Total liabilities	1,203,609	1,020,814
Commitments and contingencies
Stockholders' equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 266,406 shares issued and outstanding as of June 27, 2002 and 261,989 shares issued and outstanding as of March 28, 2002 (aggregate liquidation preference of $270,897 as of June 27, 2002 and $266,406 as of March 28, 2002)	175	175
Common Stock, 66 2/3¢ par value; 30,569,464 shares issued as of June 27, 2002
and 30,038,046 shares issued as of March 28, 2002	20,379	20,025
Convertible Class B Stock, 66 2/3¢ par value; 3,707,885 shares
issued and outstanding as of June 27, 2002 and 3,801,545 shares issued and outstanding as of March 28, 2002	2,473	2,535
Additional paid-in capital	464,297	430,902
Accumulated other comprehensive income	(11,645)	(16,967)
Accumulated deficit	(168,390)	(167,515)
	307,289	269,155
Less:
Employee notes for Common Stock purchases	-	10,430
Common Stock in treasury, at cost, 20,500 shares as of
June 27, 2002 and March 28, 2002	369	369
Total stockholders' equity	306,920	258,356
Total liabilities and stockholders' equity	$1,510,529	$1,279,170

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Thirteen Weeks Ended
	June 27,	July 28,
	2002	2001
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(Unaudited)
Cash flows from operating activities:
Net loss	$ (875)	$ (11,882)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	29,432	23,298
Special compensation related to forgiveness of loans to executive officers	10,538	-
Deferred income taxes	(5,200)	-
Loss (gain) on disposition of long-term assets	(186)	159
Change in assets and liabilities, net of effects from acquisition of GC Companies, Inc.:
Receivables	(10,287)	(2,110)
Other current assets	7,989	(466)
Accounts payable	4,538	6,433
Accrued expenses and other liabilities	2,644	5,118
Liabilities for theatre closure	(1,488)	(2,890)
Other, net	31	344
Net cash provided by operating activities	37,136	18,004
Cash flows from investing activities:
Capital expenditures	(27,774)	(22,099)
Proceeds from sale/leasebacks	7,351	9,167
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	(42,355)	-
Purchase of leased furniture, fixtures and equipment	(2,858)	-
Net proceeds (payments) on reimbursable construction advances	3,870	(3,412)
Proceeds from disposition of long-term assets	1,101	940
Other, net	(80)	1,175
Net cash used in investing activities	(60,745)	(14,229)
Cash flows from financing activities:
Net proceeds from preferred stock issuance	-	229,874
Net repayments under revolving Credit Facility	-	(237,000)
Principal payments under capital and financing lease obligations	(700)	(699)
Change in cash overdrafts	5,499	(3,223)
Change in construction payables	(2,634)	(998)
Deferred financing costs and other	536	40
Net cash provided by (used in) financing activities	2,701	(12,006)
Effect of exchange rate changes on cash and equivalents	500	(197)
Net decrease in cash and equivalents	(20,408)	(8,428)
Cash and equivalents at beginning of period	219,432	34,075
Cash and equivalents at end of period	$199,024	$ 25,647

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirteen Weeks Ended
	June 27,	July 28,
	2002	2001
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amounts capitalized of $789 and $974)	$ 3,280	$ 7,420
Income taxes paid (refunded)	(13,996)	32

Schedule of non-cash investing and financing activities:
Preferred dividends	$ 9,419	$ 2,398

See Note 2 - Acquisitions for information about the non-cash components of the acquisition of GC Companies, Inc.

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 27, 2002
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

            AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its wholly-owned subsidiary AMC-GCT, Inc. (formerly known as GC Companies, Inc., "AMC-GCT"), AMC Theatres of Canada (a division of AMC Entertainment International, Inc.), AMC Entertainment International, Inc., National Cinema Network, Inc. ("NCN") and AMC Realty, Inc. (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom.  The Company's North American theatrical exhibition business is conducted under the AMC Theatres brand through AMC, AMC-GCT and AMC Theatres of Canada.  The Company's International theatrical exhibition business is conducted through AMC Entertainment International, Inc.  The Company is also involved in the business of providing on-screen advertising and other services to AMC Theatres and other theatre circuits through a wholly-owned subsidiary, National Cinema Network, Inc., and in miscellaneous ventures through AMC Realty, Inc.

            The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 28, 2002.  In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations.  Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 27, 2002 are not necessarily indicative of the results to be expected for the fiscal year (53 weeks) ending April 3, 2003.

            The March 28, 2002 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

            Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

NOTE 2 – ACQUISITIONS

On March 15, 2002, the Company acquired the operations and related assets of Gulf States Theatres ("GST") for a cash purchase price of approximately $45,000,000.  In connection with the acquisition, the Company leased five theatres with 68 screens in the New Orleans, Louisiana area.  All five of the theatres feature stadium seating and have been built since 1997 and strengthen the Company’s position in the New Orleans market.

On March 29, 2002, the Company acquired GC Companies, Inc. pursuant to a plan of reorganization sponsored by the Company for an estimated purchase price of $167,603,000 (net of $6,500,000 from the sale of GC Companies’ portfolio of venture capital investments on the effective date), which includes cash payments of $69,165,000, the issuance of $72,880,000 aggregate principal amount of 91/2% Senior Subordinated Notes due 2011 with a fair value of $71,787,000 and the issuance of 2,430,429 shares of common stock, with an aggregate fair value of $33,151,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan).  As of June 27, 2002, $9,585,000 of the cash portion of the purchase price was unpaid.  Acquisition of the GC theatre circuit expands the Company’s national footprint of industry-leading theatres, especially in key markets in the Northeast and upper Midwest. The acquisition includes 66 theatres with 621 screens in the United States, 3 managed theatres with 20 screens in the United States and a 50% interest in a joint venture that operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay.

AMC-GCT became the Company's consolidated subsidiary in the acquisition.  The following is a summary of the allocation of the purchase price to the assets and liabilities of AMC-GCT based on management estimates of fair value, which could change depending on the results of an independent third party valuation study that is currently being performed and the final settlement of liabilities assumed from GC Companies, Inc.:

(In thousands)
Cash and equivalents	$ 10,725
Current assets	13,268
Property, net	142,402
Intangible assets	27,699
Goodwill	22,394
Deferred income taxes	27,500
Other long-term assets	8,655
Current liabilities	(34,961)
Other long-term liabilities	(50,079)
Total purchase price	$ 167,603

Amounts recorded for goodwill are not subject to amortization, are recorded at the Company’s North American theatrical exhibition operating segment and are not expected to be deductible for tax purposes.

            Amounts allocated to intangible assets relate to $24,045,000 of favorable leases assumed by AMC-GCT and gift certificate and discount ticket customer lists of $3,654,000.  The weighted average amortization period for favorable leases and customer lists is approximately 10 years and 2 years, respectively.  Accumulated amortization as of June 27, 2002 was $587,000 and $259,000 for favorable leases and customer lists, respectively.  Amortization expense during the thirteen weeks ended June 27, 2002 was $587,000 and $259,000 for favorable leases and customer lists, respectively.

            The pro forma financial information presented below sets forth the Company's historical statements of operations and balance sheet for the periods indicated and give effect to the acquisitions of GC Companies, Inc. and Gulf States Theatres as adjusted for the related preliminary purchase price allocations.  The Company believes that the final allocation of purchase price will not differ materially from the preliminary allocation.  Such information is presented for comparative purposes only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

(In thousands, except per share data)	Thirteen Weeks Ended June 27, 2002	Pro Forma Thirteen Weeks Ended June 28, 2001
Revenues
Admissions	$ 309,467	$ 256,650
Concessions	126,171	108,215
Other theatre	12,754	16,095
Other	13,234	8,531
Total Revenues	461,626	389,491
Expenses
Film exhibition costs	174,720	137,986
Concession costs	17,058	14,819
Theatre operating expense	108,913	104,855
Rent	73,950	71,653
Other	12,491	10,740
General and administrative	32,290	8,230
Preopening expense	797	1,269
Theatre and other closure expense	(229)	76
Reorganization items	-	1,728
Depreciation and amortization	29,432	29,198
(Gain) loss on disposition of assets	(186)	159
Total costs and expenses	449,236	380,713
Other expense	-	3,754
Interest expense
Corporate borrowings	16,690	13,630
Capital and financing lease obligations	2,777	3,514
Investment income	(1,002)	(282)
Total other expense	18,465	20,616
Loss before income taxes	(6,075)	(11,838)
Income tax provision	(5,200)	-
Net loss	$ (875)	$ (11,838)
Preferred dividends	9,419	2,398
Net loss for shares of common stock	$ (10,294)	$ (14,236)
Loss per share of common stock:
Basic	$ (.28)	$ (0.55)
Diluted	$ (.28)	$ (0.55)
Average shares outstanding:
Basic	36,276	25,884
Diluted	36,276	25,884

NOTE 3 - LOSS PER COMMON SHARE

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

            The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Thirteen Weeks Ended
	June 27,	June 28,
	2002	2001

Numerator:
Net loss	$ (875)	$ (11,882)
Less: Preferred dividends	9,419	2,398

Net loss for common shares	$ (10,294)	$(14,280)

Denominator:
Shares for basic and diluted earnings per common share –
Average shares outstanding	36,276	23,469

Basic loss per common share	$ (.28)	$ (.61)

Diluted loss per common share	$ (.28)	$ (.61)

         During the thirteen weeks ended June 27, 2002 and June 28, 2001, 37,259,580 and 10,293,706, respectively, shares of Common Stock and $9,419,000 and $2,398,000, respectively, of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive.

During the thirteen weeks ended June 27, 2002 and June 28, 2001, incremental shares from stock options and stock awards of 469,884 and 235,178, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

            The components of comprehensive income (loss) are as follows (in thousands):

	Thirteen Weeks Ended
	June 27,	June 28,
	2002	2001

Net loss	$ (875)	$ (11,882)
Foreign currency translation adjustment	5,322	(1,708)
Total comprehensive income (loss)	$ 4,447	$ (13,590)

NOTE 5 - STOCKHOLDERS' EQUITY

During fiscal 1999, the Company loaned one of its executive officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in a secondary offering.  The Company also loaned $3,765,000 to another of its executive officers to purchase 250,000 shares of Common Stock of the Company.  The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000.  The loans were unsecured and were due in August and September of 2003, respectively, were prepayable in part or full without penalty and were represented by promissory notes which bore interest at a rate  (6% per annum) at least equal to the applicable federal rate prescribed by Section 1274 (d) of the Internal Revenue Code in effect on the date of such loans, payable at maturity.  Based on the recommendation of the Compensation Committee, on May 13, 2002 the Company’s Board of Directors approved the forgiveness of $10,537,643 of principal and accrued interest on the two loans together with the payment of $8,712,710 of Federal, State and payroll related taxes on behalf of the executive officers in connection with the loan forgiveness and recorded these amounts as general and administrative expense.  Such loan forgiveness was effective as of June 6, 2002 pursuant to agreements between the Company and each of the executive officers in which the officers agreed not to sell the shares purchased with proceeds of the loans for 18 months.

During fiscal 2003, holders of the Company's Class B Stock converted 93,660 shares of Class B Stock into 93,660 shares of Common Stock.  On March 29, 2002, the Company issued 386,602 shares of Common Stock in connection with the acquisition of GC Companies, Inc.  During fiscal 2003, the Company issued 51,156 shares of Common Stock for employee stock option exercises and stock awards.

During the thirteen weeks ended June 27, 2002, the Company recorded dividends of 4,491 shares of Series A Preferred valued at $9,419,000.

NOTE 6 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

            A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows (in thousands):

Thirteen Weeks Ended
June 27, 2002
Beginning Balance	$ 24,140
Theatre and other closure expense	(229)
Interest expense	989
General and administrative expense	21
Payments	(2,258)
Ending Balance	$ 22,663

NOTE 7 - INCOME TAXES

The difference between the effective tax rate on loss before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	June 27, 2002	June 28, 2001
Federal statutory rate	35.0%	35.0%
Executive compensation	45.0	-
Preferred stock issuance costs	-	(11.4)
Valuation allowance	7.8	(5.5)
State income taxes, net of federal tax benefit	10.2	(13.1)
Other, net	(12.4)	(5.0)
Effective tax rate	85.6%	0%

The Company determines income tax expense or benefit for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods.  As a consequence, permanent differences which are not deductible for federal income tax purposes serve to increase the effective federal income tax rate of 35% expense or reduce the effective federal income tax rate of (35%) benefit.  At the end of the first quarter, the Company estimated its effective tax rate would be 85.6% for the year ending April 3, 2003.  The foregoing permanent difference items were expected to increase the rate of expense from 35% to 85.6%.

NOTE 8 - OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

Thirteen Weeks Ended
June 27, 2002	June 28, 2001

Revenues

North American theatrical exhibition	$425,851	$283,314
International theatrical exhibition	22,541	17,925
NCN and other	13,234	8,531
Total revenues	$461,626	$309,770

Adjusted EBITDA (1)

North American theatrical exhibition	$76,874	$44,284
International theatrical exhibition	(3,123)	(2,475)
NCN and other	743	(2,209)
Total segment Adjusted EBITDA	74,494	39,600
General and administrative (net of stock-based and special compensation expense)	12,531	7,697
Total Adjusted EBITDA	$61,963	$31,903

A reconciliation of loss before income taxes to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	June 27, 2002	June 28, 2001
Loss before income taxes	$ (6,075)	$ (11,882)
Plus:
Interest expense	19,467	15,413
Depreciation and amortization	29,432	23,298
Stock-based and special compensation expense	19,759	98
Preopening expense	797	1,269
Theatre and other closure expense	(229)	76
(Gain) loss on disposition of assets	(186)	159
Investment income	(1,002)	(282)
Other expense	-	3,754
Adjusted EBITDA	$ 61,963	$ 31,903

      Information about the Company's land, buildings and improvements, leasehold improvements and furniture fixtures and equipment by operating segment is as follows (in thousands):

June 27, 2002	June 28, 2001

Property

North American theatrical exhibition	$ 1,280,695	$1,086,285
International theatrical exhibition	103,924	84,849
NCN and other	15,003	13,924
Total segment property	1,399,622	1,185,058
Construction in progress	48,599	26,305
Corporate	53,462	31,278
	1,501,683	1,242,641
Less accumulated depreciation	573,808	493,887
Property, net	$ 927,875	$ 748,754

(1) Represents net loss plus interest expense, income taxes, depreciation and amortization and adjusted for stock-based and special compensation expense of $19,759 included in general and administrative expense in fiscal 2003 related primarily to forgiveness of loans to executive officers and $98 included in fiscal 2002 related to stock-based compensation, preopening expense, theatre and other closure expense, reorganization items, (gain) loss on disposition of assets and investment income, and excludes other expense of $3,754 (in fiscal 2002) incurred in connection with the issuance of Preferred Stock.  The Company has included Adjusted EBITDA because it believes that Adjusted EBITDA provides investors with additional information for estimating its value and evaluating its ability to service debt.  The Company believes that Adjusted EBITDA is a financial measure commonly used in its industry and should not be construed as an alternative to its net loss (as determined in accordance with GAAP).  Adjusted EBITDA as determined by the Company may not be comparable to EBITDA as reported by other companies.  In addition, Adjusted EBITDA is not intended to represent cash flow (as determined in accordance with GAAP) and does not represent the measure of cash available for discretionary uses.

NOTE 9 - CONTINGENCIES

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

            This section includes "forward‑looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward‑looking statements. In addition, forward‑looking statements generally can be identified by the use of forward‑looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward‑looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the performance of films licensed by us; (iii) competition;  (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) political, social and economic conditions; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws; (x) unforeseen changes in operating requirements and (xi) our ability to successfully integrate acquisitions into our operations.  Readers are urged to consider these factors carefully in evaluating the forward‑looking statements.

            The forward‑looking statements included herein are made only as of the date of this Form 10-Q and we undertake no obligation to publicly update such forward‑looking statements to reflect subsequent events or circumstances. All forward‑looking statements contained in this Form 10-Q are qualified by reference to this cautionary statement.

            We acquired GC Companies, Inc. on March 29, 2002 and Gulf States Theatres on March 15, 2002 (collectively the "Acquisitions"), which significantly increased our size.  In the GC Companies acquisition, we acquired 66 theatres with 621 screens in the United States and in the Gulf States Theatres acquisition, we acquired 5 theatres with 68 screens in the New Orleans area.  Accordingly, results of operations for the thirteen weeks ended June 27, 2002, which include a full quarter's operations of the businesses we acquired, are not comparable to our results for the thirteen weeks ended June 28, 2001 (see Note 2 - Acquisitions).

Operating Results

            Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s North American and International theatrical exhibition operations and NCN and other businesses.

	Thirteen Weeks Ended
	June 27, 2002	June 28, 2001	% Change
	(Dollars in thousands)

Revenues

North American theatrical exhibition
Admissions	$291,631	$188,803	54.5%
Concessions	121,987	81,833	49.1
Other theatre	12,233	12,678	(3.5)
	425,851	283,314	50.3
International theatrical exhibition
Admissions	17,836	14,381	24.0
Concessions	4,184	3,032	38.0
Other theatre	521	512	1.8
	22,541	17,925	25.8
NCN and other	13,234	8,531	55.1
Total revenues	$461,626	$309,770	49.0%
Cost of Operations
North American theatrical exhibition
Film exhibition costs	$165,468	$102,956	60.7%
Concession costs	15,770	9,766	61.5
Theatre operating expense	102,152	74,274	37.5
Rent	65,587	52,034	26.0
Preopening expense	693	1,261	(45.0)
Theatre and other closure expense	(229)	76	*
	349,441	240,367	45.4
International theatrical exhibition
Film exhibition costs	9,252	7,225	28.1
Concession costs	1,288	959	34.3
Theatre operating expense	6,761	5,404	25.1
Rent	8,363	6,812	22.8
Preopening expense	104	8	*
	25,768	20,408	26.3
NCN and other	12,491	10,740	16.3
General and administrative	32,290	7,795	*
Depreciation and amortization	29,432	23,298	26.3
(Gain) loss on disposition of assets	(186)	159	*
Total costs and expenses	$449,236	$302,767	48.4%

*Percentage change in excess of 100%.

Thirteen Weeks Ended June 27, 2002 and June 28, 2001

            Revenues.  Total revenues increased 49.0%, or $151,856,000, during the thirteen weeks ended June 27, 2002 compared to the thirteen weeks ended June 28, 2001.  Of this increase, approximately $102,000,000_resulted from the Acquisitions and the opening of 6 new theatres with 104 screens since June 28, 2001.

            North American theatrical exhibition revenues increased 50.3%. Admissions revenues increased 54.5% due to a 45.2% increase in attendance and a 6.4% increase in average ticket price. Attendance increased due to the addition of 75 new theatres with 759 screens since June 28, 2001 including the Acquisitions. Attendance at comparable theatres (theatres opened before fiscal 2002) increased 14.3% due to an increase in the popularity of film product.  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 49.1% due to the increase in attendance and a 2.7% increase in average concessions per patron.

            International theatrical exhibition revenues increased 25.8%. Admissions revenues increased 24.0% due to a 19.2% increase in attendance and a 4.0% increase in average ticket price. The increase in attendance was due to an increase in the performance of film product at our theatres and the addition of 2 new theatres with 34 screens since June 28, 2001. Attendance at comparable theatres increased 10.2%, primarily at our theatres in Japan. Concession revenues increased 38.0% due to the increase in total attendance and a 15.8% increase in concessions per patron. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

            Revenues from NCN and other increased 55.1% due to an increase in advertising revenues at NCN. We believe the increase is related to conditions in the general economy that lead to increased spending by advertisers and a sales effort focused on national accounts.

            Costs and expenses.  Total costs and expenses increased 48.4%, or $146,469,000, during the thirteen weeks ended June 27, 2002 compared to the thirteen weeks ended June 28, 2001.  Of this increase, approximately $90,000,000 resulted from the Acquisitions and the opening of 6 new theatres with 104 screens since June 28, 2001.

            North American theatrical exhibition costs and expenses increased 45.4%. Film exhibition costs increased 60.7% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 56.7% in the current period as compared with 54.5% in the prior period.  The increase in film exhibition costs as a percentage of admissions revenues was impacted primarily by Star Wars Episode II: Attack of the Clones and Spider-man, films whose audience appeal led to higher than normal film rental terms during the current period.  Concession costs increased 61.5% due to the increase in concessions revenues.  As a percentage of concessions revenues, concession costs were 12.9% in the current period compared with 11.9% in the prior period. As a percentage of revenues, theatre operating expense was 24.0% in the current period as compared to 26.2% in the prior period primarily due to increases in revenues at comparable theatres with no similar increase in fixed costs.  Rent expense increased 26.0% due to the Acquisitions and the opening of new theatres and screens since June 28, 2001. During the thirteen weeks ended June 27, 2002, we recognized ($229,000) of theatre and other closure expense related primarily to the favorable  modification of the lease terms for one theatre with 8 screens.  During the thirteen weeks ended June 28, 2001, we incurred $76,000 of theatre and other closure expense primarily comprised of expected payments to landlords to terminate leases related to the closure of 3 multiplexes with 18 screens offset by a favorable renegotiation of vacant restaurant space related to a terminated joint venture.  We have identified approximately 85 to 125 screens per year that will close due to expiration of leases or early lease terminations during fiscal 2003 to 2005 with estimated annual closure costs of $1,300,000 to $4,500,000.

            International theatrical exhibition costs and expenses increased 26.3%. Film exhibition costs increased 28.1% due to higher admission revenues.  Concession costs increased 34.3% due to the increase in concessions revenues. Theatre operating expense increased 25.1% and rent expense increased 22.8% due to the addition of new theatres since June 28, 2001.  International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss. To date we have not incurred costs related to the closure of any of our international theatres.  However, we continually monitor the performance of these theatres and factors such as an inability to obtain film product or changing consumer preferences for filmed entertainment in international markets could negatively impact operating results and result in future closures prior to expiration of underlying lease agreements.  We are currently negotiating with two landlords regarding a restructuring of lease terms, including a reduction in the amount of square footage under lease.  As a result of these negotiations, we could incur costs to restructure the leases or, should these negotiations prove to be unsuccessful, we could incur theatre closure costs if these theatres were closed prior to the expiration of the underlying leases.

            Costs and expenses from NCN and other increased 16.3% due to the increase in advertising revenues at NCN.

            General and Administrative.  General and administrative expenses increased $24,495,000 due primarily to $19,250,000 of special compensation expense related to forgiveness of loans to executive officers.

            Depreciation and Amortization.  Depreciation and amortization increased 26.3%, or $6,134,000. The increase was primarily caused by an increase in depreciation of $5,151,000 related to the Acquisitions and theatres that we have opened since June 28, 2001.

            (Gain) loss on Disposition of Assets.  Gain on disposition of assets increased from a loss of $159,000 in the prior period to a gain of $186,000 during the current period.  The current and prior period results reflect the sales of real estate held for investment

            Other Expense.  During the prior period, we recognized $3,754,000 of transaction expenses incurred in connection with the issuance of Preferred Stock.

            Interest Expense.  Interest expense increased 26.3% due to an increase in average outstanding borrowings and interest rates.  We issued $175,000,000 of 9 7/8% Senior Subordinated Notes due 2012 on January 11, 2002 and $72,880,000 of 9 1/2% Senior Subordinated Notes due 2011 on March 29, 2002.

            Income Tax Provision.  The provision for income taxes is a benefit of $5,200,000 in the current year and a benefit of $0 in the prior period. The effective tax rate was 85.6% for the current period compared to 0% for the previous period. The increase in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense related to forgiveness of loans to executive officers.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries

            Net Loss for Shares of Common Stock.   Net loss for shares of common stock decreased during the thirteen weeks ended June 27, 2002 to a loss of $10,294,000 from a loss of $14,280,000 in the prior period. Basic loss per share of common stock was $0.28 compared to a loss of $0.61 in the prior period. Preferred Stock dividends of 4,491 shares of Preferred Stock valued at $9,419,000 were recorded during the current period.  Preferred Stock dividends of 1,242 shares of Preferred Stock valued at $2,398,000 were recorded during the prior period.

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

            Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $37,136,000 and $18,004,000 during the thirteen weeks ended June 27, 2002 and June 28, 2001, respectively.  The increase in operating cash flows during fiscal year 2002 is primarily due to a decrease in net loss and the impact of a non-cash charge for special compensation related to forgiveness of loans to executive officers.  We had net working capital as of June 27, 2002 and March 28, 2002 of ($23,390,000) and $42,227,000, respectively. The decrease in working capital is due to a decrease in cash and equivalents, increases in accounts payable and accrued expenses and other liabilities offset by an increase in receivables.  The working capital deficit is not expected to negatively impact our ability to fund operations, acquisitions or planned capital expenditures for at least the next 12 months.  We borrow against our credit facility to meet obligations as they come due and had approximately $413,000,000 available on our credit facility to meet these obligations as of June 27, 2002 and March 28, 2002.

            We continue to expand our North American and international theatre circuits. During fiscal 2003, we opened one theatre with 18 screens and acquired 69 theatres with 641 screens (including 3 managed theatres with 20 screens) resulting in a circuit total of 251 theatres and 3,558 screens as of June 27, 2002.

            We fund the costs of constructing new theatres though internally generated cash flow or borrowed funds.  We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the constructions costs.  However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.  We lease certain of our theatre properties from Entertainment Properties Trust.

            In August 1997, we sponsored Entertainment Properties Trust's formation and in November 1997 they completed an initial public offering.  Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President, serves as Chairman of the Board of Trustees of Entertainment Properties Trust. Because of the various agreements between Entertainment Properties Trust and us, situations may arise where we have differing interests from Entertainment Properties Trust. These agreements are described in Note 9 - Leases in the Notes to Consolidated Financial Statements included in Part I, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 28, 2002.  During fiscal 2003, Entertainment Properties Trust acquired the land and buildings underlying 3 of our existing theatre properties from unrelated third-party landlords and assumed the existing leases with us that provide for aggregate annual rentals of $7.7 million.

            Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable. During fiscal 2003, we purchased certain leased furniture, fixtures and equipment for a total of $2,858,000. We expect to purchase an additional $4,642,000 of leased furniture, fixtures and equipment in fiscal 2003.

            As of June 27, 2002, we had construction in progress of $48,599,000.  We had three theatres in the U.S. with a total of 53 screens, one theatre in Spain with 20 screens and one theatre in the United Kingdom with 12 screens under construction on June 27, 2002.  During the thirteen weeks ended June 27, 2002 and June 28, 2001, we had net capital expenditures (capital expenditures less proceeds from sale and leaseback transactions) of $20,423,000 and $12,932,000, respectively. We expect that our cash requirements for capital expenditures in fiscal 2003 will be approximately $88,000,000 and our proceeds from sale leaseback transactions will be approximately $44,000,000.

            Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 28, 2002 for certain information about our credit facility and our notes due 2009, notes due 2011 and notes due 2012 and our Preferred Stock.

            The total commitment under our credit facility is $425.0 million, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). The lender's commitments under the credit facility will be reduced by $25.0 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50.0 million on December 31, 2003.  As of June 27, 2002, we had no outstanding borrowings under the credit facility and borrowing capacity under the credit facility of approximately $413 million.  As of June 27, 2002, we were in compliance with all financial covenants relating to the credit facility, the notes due 2009, the notes due 2011 and the notes due 2012.

            Under the indenture relating to the notes due 2009, the most restrictive of the indentures, we could borrow approximately $457 million as of June 27, 2002 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $75 million of new "permitted indebtedness" under the terms of the indenture relating to the notes due 2009, the most restrictive of the indentures.  Under our investment agreement with the Apollo Purchasers and certificate of designations for our Preferred Stock, generally we may not issue stock, pay cash dividends or incur indebtedness (other than ordinary course borrowings under our credit facility and certain other permitted debt) without the consent of the Apollo Purchasers while they hold a majority of our Preferred Stock.

            The indentures relating to the notes contain provisions subordinating our obligations under the notes to our obligations under the credit facility and other senior indebtedness. These include a provision that applies if there is a payment default under the credit facility or other senior indebtedness and one that applies if there is a non-payment default that permits acceleration of indebtedness under the credit facility. If there is a payment default under the credit facility or other senior indebtedness, generally no payment may be made on the notes until such payment default has been cured or waived or such senior indebtedness had been discharged or paid in full. If there is a non-payment default under the credit facility that would permit the lenders to accelerate the maturity date of the credit facility, no payment may be made on the notes for a period (the "Payment Blockage Period") commencing upon the receipt by the indenture trustees for the notes of notice of such default and ending up to 179 days thereafter. Not more than one Payment Blockage Period may be commenced during any period of 365 consecutive days. Our failure to make payment on any series of notes when due or within any applicable grace period, whether or not occurring under a Payment Blockage Period, will be an event of default with respect to such notes.

            On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our estimated purchase price of $167.6 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date) includes anticipated cash payments of $69.2 million, the issuance of $72.9 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 with a fair value of $71.8 million and the issuance of 2.4 million shares of common stock with an aggregate fair value of $33.2 million based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). We used (or will use) available cash from our recent sales of senior subordinated notes and common stock for the cash payments under the plan of reorganization.

The purchase price for GC Companies is based on current estimates of the amount of "deduction claims" under the plan. The exact purchase price will not be determinable until all disputed claim amounts are resolved. Through July 2, 2002, we have issued $72.9 million aggregate principal amount of our senior subordinated notes due 2011 and 2.4 million shares of our common stock and paid $59.6 million in cash to creditors of GC Companies.  Under the plan, an increase in the amount of deduction claims, which are paid in cash, will reduce the amount of common stock we issue to unsecured creditors, and vice versa. Although the purchase price should not change materially as a result of the resolution of disputed claims, the ultimate amount of cash and common stock components may vary from our current estimates.  Our estimate of the purchase price includes certain contingent obligations to Harcourt General, Inc., under the plan of reorganization, which include the obligations (i) to pay on a discounted basis half of any rent reductions we might realize from renegotiating specified leases within six months after the plan of reorganization is confirmed, (ii) to assume Harcourt's obligations as guarantor of, or to indemnify Harcourt with respect to, further obligations under certain leases assumed by reorganized GC Companies or its reorganized subsidiaries, and (iii) to issue to Harcourt shares of our common stock with a value of up to $750,000 if leases with respect to certain theatres are bought out or replaced within six months after plan confirmation. Under the plan of reorganization, reorganized GC Companies and its reorganized subsidiaries retain liability for certain trade payables and other current liabilities not discharged in the bankruptcy, reorganized GC Companies continues to have certain obligations to retirees and certain of GC Companies' executory contracts and unexpired leases were assumed by reorganized GC Companies or one of its reorganized subsidiaries.  On the effective date of the plan, all of the operating domestic theatre subsidiaries of GC Companies were merged into GC Companies, Inc. and it was renamed AMC-GCT, Inc.

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

NEW ACCOUNTING PRONOUNCEMENTS

                In July 2001, the Financial Accounting Standards Board ("FASB") issued two new standards: Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using one method (the purchase method) and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001.

            SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 state that goodwill and indefinite‑lived intangible assets will no longer be amortized and that goodwill and indefinite‑lived intangible assets will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 became effective for us in fiscal 2003. However, goodwill and intangible assets acquired after June 30, 2001, were subject immediately to the non amortization and amortization provisions. Adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

            In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies to all long-lived assets (excluding goodwill) and discontinued operations and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 became effective for us in fiscal 2003. Adoption of SFAS No. 144 did not have a material impact on our consolidated financial position, results of operations or cash flows.

            In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred.   SFAS No. 146 will be effective for us for disposal activities initiated after December 31, 2002.  We are in the process of evaluating the effect (if any) that adopting SFAS No. 146 will have on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.  We do not hold any significant derivative financial instruments.

            Market risk on variable-rate financial instruments.  We maintain a $425,000,000 credit facility, which permits borrowings at interest rates based on either the bank’s base rate or LIBOR.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates.  Because we had no borrowings on our credit facility on June 27, 2002, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

            Market risk on fixed-rate financial instruments. Included in long-term debt are $200,000,000 of 9 1/2% Senior Subordinated Notes due 2009, $297,880,000 of 9 1/2% Senior Subordinated Notes due 2011 and $175,000,000 of 9 7/8% Senior Subordinated Notes due 2012.  Increases in market interest rates would generally cause a decrease in the fair value of the notes due 2009, the notes due 2011 and the notes due 2012 and a decrease in market interest rates would generally cause an increase in fair value of the notes due 2009, the notes due 2011 and the notes due 2012.

            Foreign currency exchange rates. We currently operate theatres in Canada, China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom.  As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income.  Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis.  As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase.  Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations.  A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $363,000 and $11.0 million, respectively.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

            Reference is made to Item 3. Legal Proceedings of the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2002 for information on certain litigation to which the Company is a party.

            The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

                We are plaintiff in American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. Et. Al. USDC W.D. Mo. Case No. 01-0378-CV-W.  In this suit, we seek damages, presently estimated to aggregate $30 million, from the construction manager and certain subcontractors to recover amounts we have spent to date to correct defective installation of certain fireproofing materials at 16 theatres.  We also are seeking damages for lost profits and legal and other expenses incurred.  The complaint was originally brought in state court in December 2000 but was removed to federal court on or about April 6, 2001.  Similar claims respecting three of the same group of theatres are pending against other subcontractors in additional cases.  We have conducted inspections in other theatres and are in the midst of a testing program to determine whether similar problems exist in other theatres, in which case the amount of damages that we seek in such litigation may increase.  Based on presently available information, we do not believe such matters will have a material adverse effect on our results of operations, financial condition or liquidity.

            On July 31, 2002, a derivative action was filed in Jackson County, Missouri Circuit Court against all of the members of our Board of Directors.  (Joann Krajewski and Paul McHenry, Derivatively on behalf of Nominal Defendant AMC Entertainment, Inc., as plaintiffs, vs Laurence M. Berg, Leon D. Black, Peter C. Brown, Charles J. Egan, Jr., W. Thomas Grant, II, Charles S. Paul, Marc J. Rowan and Paul E. Vardeman, defendants, and AMC Entertainment Inc., nominal defendant).  The plaintiffs purportedly brought this action in our name and for our benefit, and we are named as a nominal defendant.  The complaint generally alleges that the individual defendants violated their fiduciary duties of loyalty and good faith and wasted corporate assets by causing us to improperly forgive loans to our Chief Executive Officer, Peter C. Brown, and Executive Vice President, Philip M. Singleton, without consideration.  The plaintiffs seek unspecified damages on our behalf together with their costs, fees and expenses.  The defendants intend to deny the alleged wrongdoing and to vigorously defend the litigation.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION

3.1(a)

Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001) (Incorporated by Reference from Exhibit 3.1 to the Company's Form 8‑K (File No. 1‑8747) filed February 15, 2002).

*3.1(b)

Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (Restated for filing purposes in accordance with Rule 102(c) of Regulation S-T)

*3.2	Bylaws of AMC Entertainment Inc.
4.1(a)

Restated and Amended Credit Agreement dated as of April 10, 1997, among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent, and Bank of America National Trust and Savings Association, as Documentation Agent, and Various Financial Institutions, as Lenders, together with the following exhibits thereto: significant subsidiary guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S‑4 (File No. 333‑25755) filed April 24, 1997).

4.1(b)

Second Amendment, dated January 16, 1998, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by Reference from Exhibit 4.2 to the Company's Form 10‑Q (File No. 1‑8747) for the quarter ended January 1, 1998).

4.1(c)

Third Amendment, dated March 15, 1999, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by reference from Exhibit 4 to the Company's Form 8‑K (File No. 1‑8747) dated March 25, 1999).

4.1(d)

Fourth Amendment, dated March 29, 2000, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(d) to the Company's Form 10‑K (File No. 1‑8747) for the year ended March 30, 2000).

4.1(e)

Fifth Amendment, dated April 10, 2001, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(e) to the Company's Form 8‑K (File No. 1‑8747) dated May 7, 2001).

4.2(a)

Indenture dated March 19, 1997, respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2009 (Incorporated by reference from Exhibit 4.1 to the Company's Form 8‑K (File No. 1‑8747) dated March 19, 1997).

4.2(b)

First Supplemental Indenture respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2009 (Incorporated by reference from Exhibit 4.4(b) to Amendment No. 2. to the Company's Registration Statement on Form S‑4 (File No. 333‑29155) filed August 4, 1997).

4.2(c)

Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2009. (Incorporated by reference from Exhibit 4.2(c) to the Company's Form 10‑Q (File No. 1‑ 8747) for the quarter ended September 28, 2000).

4.3(a)

Indenture, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3 to the Company's Form 10‑Q (File No. 1‑8747) for the quarter ended December 31, 1998).

4.3(b)

First Supplemental Indenture dated March 29, 2002 respecting AMC Entertainment Inc.'s 9 1/2 % senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4 to Form 8‑K (File No. 1‑8747) dated April 10, 2002).

4.3(c)

Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3(a) to the Company's Form 10‑Q (File No. 1‑ 8747) for the quarter ended September 28, 2000).

4.4

Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company's Form 10‑Q (File No. 1‑8747) for the quarter ended December 31, 1998).

4.5

Indenture, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S‑3 (File No. 333‑75208) filed on January 25, 2002).

4.6

Registration Rights Agreement, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes (incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company's Registration Statement on Form S‑3 (File No. 333‑75208) filed on January 25, 2002).

4.7	In accordance with Item 601(b)(4)(iii)(A) of Regulation S‑K, certain instruments respecting long‑term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
4.8

Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8‑K (File No. 1‑8747) filed on April 20, 2001).

4.9

Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8‑K (File No. 1‑8747) filed on April 20, 2001).

4.10

Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company's Form 8‑K (File No. 1‑8747) filed on April 20, 2001).

4.11

Securities Purchase Agreement dated June 29, 2001 by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P., Apollo Management V, L.P., AMC Entertainment Inc., Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V Germany, L.P. (Incorporated by reference from Exhibit 4.6 to the Company's Form 10‑Q (File No. 1‑8747) for the quarter ended June 28, 2001).

4.12	AMC Entertainment Inc. 1983 Stock Option Plan (incorporated by reference from Exhibit 10.1 to AMCE's Form S‑1 (File No. 2‑84675) filed June 22, 1983).
4.13	AMC Entertainment Inc. 1984 Employee Stock Purchase Plan (incorporated by reference from Exhibit 28.1 to AMCE's Form S‑8 (File No. 2‑97523) filed July 3, 1984).
4.14	AMC Entertainment Inc. 1984 Employee Stock Option Plan (incorporated by reference from Exhibit 28.1 to AMCE's Form S‑8 and Form S‑3 (File No. 2‑97522) filed July 3, 1984).
4.15	AMC Entertainment Inc. 1994 Stock Option and Incentive Plan, as amended (incorporated by reference from Exhibit 10.5 to AMCE's Form 10‑Q (File No. 1‑ 8747) for the quarter ended December 31, 1998).
4.16	Form of Non‑Qualified (NON‑ISO) Stock Option Agreement (incorporated by reference from Exhibit 10.2 to AMCE's Form 10‑Q (File No. 0‑12429) for the quarter ended December 26, 1996).
4.17

AMC Entertainment Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S‑8 (File no. 333‑92615) filed December 13, 1999).

4.18

AMC Entertainment Inc. 1999 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S‑8 (File No. 333‑92617) filed December 13, 1999).

4.19

American Multi‑Cinema Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (incorporated by reference from Exhibit 10.6 to AMCE's Form S‑1 (File No. 33‑48586) filed June 12, 1992, as amended).

4.20

Defined Benefit Retirement Income Plan for Certain Employees of American Multi‑Cinema, Inc. dated January 1, 1989, as amended (incorporated by reference from Exhibit 10.7 to AMCE's Form S‑1 (File No. 33‑48586) filed June 12, 1992, as amended).

4.21	AMC Supplemental Executive Retirement Plan dated January 1, 1994 (incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10‑K (File No. 0‑12429) for the fiscal year ended March 30, 1995).
*10.36	Employment agreement between AMC Entertainment Inc., American Multi‑Cinema, Inc. and Craig R. Ramsey which commenced July 1, 2001.
*99	Certification of periodic report (Chief Executive Officer).
*99.1	Certification of periodic report (Chief Financial Officer).

*          Filed herewith

(b)        Reports on Form 8-K

            On March 29, 2002, we filed a Form 8-K reporting on Items 7 and 9.

            On May 9, 2002, we filed a Form 8-K reporting on Items 7 and 9.

            On May 16, 2002, we filed a Form 8-K reporting on Items 7 and 9.

            On July 11, 2002, we filed a Form 8-K reporting under Item 9. the date of our first quarter earnings conference call and webcast for fiscal 2003.

On July 22, 2002, we filed a Form 8-K reporting under Item 9. a press release announcing first quarter operating results for fiscal 2003.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.

Date: August 12, 2002	/s/ Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

Date: August 12, 2002	/s/ Craig R. Ramsey
Executive Vice President
Chief Financial Officer and
Secretary