Form 10-Q
period 2002-09-26
AMC ENTERTAINMENT INC
filed 2002-11-08
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended September 26, 2002

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

Yes     x     No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of September 26, 2002
Common Stock, 66 2/3 par value	32,594,278
Class B Stock	3,707,885

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

Item 1. Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues
Admissions	$ 307,234	$ 254,932	$ 616,701	$ 458,116
Concessions	120,145	100,147	246,316	185,012
Other theatre	10,505	10,894	23,259	24,084
NCN and other	13,214	11,358	26,448	19,889
Total revenues	451,098	377,331	912,724	687,101
Expenses
Film exhibition costs	169,338	141,936	344,058	252,117
Concession costs	14,471	13,393	31,529	24,118
Theatre operating expense	110,789	85,273	219,702	164,951
Rent	74,162	58,887	148,112	117,733
NCN and other	11,861	11,717	24,352	22,457
General and administrative	10,161	8,898	42,451	16,693
Preopening expense	451	537	1,248	1,806
Theatre and other closure expense	1,459	12	1,230	88
Depreciation and amortization	31,985	24,272	61,417	47,570
Gain on disposition of assets	(1,236)	(2,001)	(1,422)	(1,842)
Total costs and expenses	423,441	342,924	872,677	645,691
Other expense	-	-	-	3,754
Interest expense
Corporate borrowings	16,668	11,051	33,358	22,950
Capital and financing lease obligations	2,653	3,246	5,430	6,760
Investment income	(783)	(299)	(1,785)	(581)
Total other expense	18,538	13,998	37,003	32,883
Earnings before income taxes	9,119	20,409	3,044	8,527
Income tax provision	11,900	1,400	6,700	1,400
Net earnings (loss)	$ (2,781)	$ 19,009	$ (3,656)	$ 7,127
Preferred dividends	5,228	10,399	14,647	12,797
Net earnings (loss) for common shares	$ (8,009)	$ 8,610	$(18,303)	$ (5,670)
Net earnings (loss) per share:
Basic	$ (.22)	$ .22	$ (.50)	$ (.24)
Diluted	$ (.22)	$ .22	$ (.50)	$ (.24)
Average shares outstanding:
Basic	36,302	23,469	36,289	23,469
Diluted	36,302	23,863	36,289	23,469

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 26,	March 28,
	2002	2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$ 184,466	$ 219,432
Receivables, net of allowance for doubtful accounts of $2,065
as of September 26, 2002 and $1,297 as of March 28, 2002	25,168	24,195
Other current assets	50,274	48,416
Total current assets	259,908	292,043
Property, net	916,610	776,113
Intangible assets, net	38,013	5,369
Goodwill	58,303	30,276
Deferred income taxes	150,215	127,115
Other long-term assets	50,213	48,254
Total assets	$1,473,262	$1,279,170
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 115,393	$ 110,993
Accrued expenses and other liabilities	142,205	136,196
Current maturities of capital and financing lease obligations	2,372	2,627
Total current liabilities	259,970	249,816
Corporate borrowings	668,490	596,540
Capital and financing lease obligations	52,872	54,429
Other long-term liabilities	186,374	120,029
Total liabilities	1,167,706	1,020,814
Commitments and contingencies
Stockholders' equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 270,897 shares issued and outstanding as of September 26, 2002 and 261,989 shares issued and outstanding as of March 28, 2002 (aggregate liquidation preference of $275,463 as of September 26 and $266,406 as of March 28, 2002)	181	175
Common Stock, 66 2/3¢ par value; 32,614,778 shares issued as of September 26, 2002
and 30,038,046 shares issued as of March 28, 2002	21,743	20,025
Convertible Class B Stock, 66 2/3¢ par value; 3,707,885 shares
issued and outstanding as of September 26, 2002 and 3,801,545 shares issued and outstanding as of March 28, 2002	2,473	2,535
Additional paid-in capital	463,469	430,902
Accumulated other comprehensive income	(10,770)	(16,967)
Accumulated deficit	(171,171)	(167,515)
	305,925	269,155
Less:
Employee notes for Common Stock purchases	-	10,430
Common Stock in treasury, at cost, 20,500 shares as of
September 26, 2002 and March 28, 2002	369	369
Total stockholders' equity	305,556	258,356
Total liabilities and stockholders' equity	$1,473,262	$1,279,170

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six Weeks Ended
	September 26,	September 27,
	2002	2001
	(Unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$ (3,656)	$ 7,127
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	61,417	47,570
Special compensation related to forgiveness of loans to executive officers	10,538	-
Deferred income taxes	4,400	1,400
Gain on disposition of long-term assets	(1,422)	(1,842)
Change in assets and liabilities, net of effects from acquisition of GC Companies, Inc.:
Receivables	(3,417)	(2,784)
Other current assets	7,516	(512)
Accounts payable	(11,704)	(18,246)
Accrued expenses and other liabilities	(19,750)	(11,770)
Liabilities for theatre closure	(1,214)	(6,993)
Other, net	2,427	494
Net cash provided by operating activities	45,135	14,444
Cash flows from investing activities:
Capital expenditures	(44,959)	(37,636)
Proceeds from sale/leasebacks	21,771	7,486
Construction project costs:
Reimbursable by landlord	(21,656)	(15,620)
Reimbursed by landlord	13,655	8,725
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	(46,253)	-
Additional costs related to Gulf States acquisition	(701)	-
Purchase of leased furniture, fixtures and equipment	(7,052)	(16,400)
Proceeds from disposition of long-term assets	3,338	3,772
Other, net	(2,563)	(995)
Net cash used in investing activities	(84,420)	(50,668)
Cash flows from financing activities:
Net proceeds from preferred stock issuance	-	230,035
Net repayments under revolving Credit Facility	-	(180,000)
Construction project costs reimbursed by landlord	1,404	241
Principal payments under capital and financing lease obligations	(1,369)	(1,398)
Change in cash overdrafts	5,226	(1,622)
Change in construction payables	(3,030)	714
Deferred financing costs and other	1,078	395
Net cash provided by financing activities	3,309	48,365
Effect of exchange rate changes on cash and equivalents	1,010	(162)
Net increase (decrease) in cash and equivalents	(34,966)	11,979
Cash and equivalents at beginning of period	219,432	34,075
Cash and equivalents at end of period	$ 184,466	$ 46,054

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six Weeks Ended
	September 26,	September 27,
	2002	2001
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amounts capitalized of $1,632 and $1,480)	$ 38,224	$ 31,683
Income taxes paid (refunded)	(11,395)	60

Schedule of non-cash investing and financing activities:
Preferred dividends	$ 14,647	$ 12,797

See Note 2 - Acquisitions for information about the non-cash components of the acquisition of GC Companies, Inc.

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 26, 2002
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

            The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 28, 2002.  In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations.  Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 26, 2002 are not necessarily indicative of the results to be expected for the fiscal year (53 weeks) ending April 3, 2003.

            The March 28, 2002 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

            Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

NOTE 2 – ACQUISITIONS

On March 15, 2002, the Company acquired the operations and related assets of Gulf States Theatres ("GST") for a cash purchase price of approximately $45,721,000.  In connection with the acquisition, the Company leased five theatres with 68 screens in the New Orleans, Louisiana area.  All five of the theatres feature stadium seating and have been built since 1997 and strengthen the Company’s position in the New Orleans market.  The following is a summary of the allocation of the purchase price to the assets acquired from GST, based on a preliminary independent third party valuation study:

(In thousands)
Property, net	$ 11,396
Intangible assets	8,540
Goodwill	25,785
Total purchase price	$ 45,721

Amounts recorded for goodwill are not subject to amortization, are recorded at the Company's North American theatrical exhibition operating segment (the reporting unit) and are expected to be deductible for tax purposes.  The Company has completed the first step of the transitional goodwill impairment test under Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets and has concluded that the fair value of its North American theatrical exhibition operating segment exceeds the carrying value of that segment.  The Company will perform annual impairment tests for goodwill during its fourth fiscal quarter.

Amounts allocated to intangible assets relate to $8,200,000 for a non-competition and consulting agreement and $340,000 for an acquired trademark.  The amortization periods for the non-competition and consulting agreement and trademark are seven years and 20 years, respectively.  Amortization expense and accumulated amortization are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
(In thousands)	2002	2001	2002	2001
Amortization expense of non-competition and consulting agreement	$ 585	$ -	$ 585	$ -
Amortization expense of trademark	9	-	9	-
Total	$ 594	$ -	$ 594	$ -

			As of September 26,	As of March 28,
(In thousands)			2002	2002
Accumulated amortization of non-competition and consulting agreement			$ 585	$ -
Accumulated amortization of trademark			9	-
Total			$ 594	$ -

Estimated amortization expense for the current and each of the next five fiscal years is $1,171,000 under the non-competition and consulting agreement and $17,000 for the trademark.

On March 29, 2002, the Company acquired GC Companies, Inc. pursuant to a plan of reorganization sponsored by the Company for an estimated purchase price of $168,669,000 (net of $6,500,000 from the sale of GC Companies’ portfolio of venture capital investments on the effective date), which includes cash payments of $70,231,000, the issuance of $72,880,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 with a fair value of $71,787,000 and the issuance of 2,430,429 shares of common stock, with an aggregate fair value of $33,151,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan).  As of September 26, 2002, $6,753,000 of the cash portion of the purchase price was unpaid.  Acquisition of the GC theatre circuit expands the Company’s national footprint of industry-leading theatres, especially in key markets in the Northeast and upper Midwest. The acquisition includes 66 theatres with 621 screens in the United States, 3 managed theatres with 20 screens in the United States and a 50% interest in a joint venture that operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay.

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

(In thousands)
Cash and equivalents	$ 10,725
Current assets	11,503
Property, net	142,402
Intangible assets	27,699
Goodwill	32,518
Deferred income taxes	27,500
Other long-term assets	7,738
Current liabilities	(34,228)
Other long-term liabilities	(57,188)
Total purchase price	$ 168,669

Amounts recorded for goodwill are not subject to amortization, are recorded at the Company’s North American theatrical exhibition operating segment (the reporting unit) and are not expected to be deductible for tax purposes.  The Company will perform annual impairment tests for goodwill during its fourth fiscal quarter.

            Amounts allocated to intangible assets relate to $24,045,000 of favorable leases assumed by AMC-GCT and gift certificate and discount ticket customer lists of $3,654,000.  The weighted average amortization period for favorable leases and customer lists is approximately 10 years and 2 years, respectively.  Amortization expense and accumulated amortization are as follows:

Thirteen Weeks Ended				Twenty-six Weeks Ended
September 26,		September 27,	September 26,	September 27,
(In thousands)	2002	2001	2002	2001
Amortization expense of favorable leases	$ 663	$ -	$ 1,250	$ -
Amortization expense of customer lists	469	-	728	-
Total	$ 1,132	$ -	$ 1,978	$ -

			As of September 26,	As of March 28,
(In thousands)			2002	2002
Accumulated amortization of favorable leases			$ 1,250	$ -
Accumulated amortization of customer lists			728	-
Total			$ 1,978	$ -

Estimated amortization expense for the current and next five fiscal years is as follows:

(In thousands)	Favorable Leases	Customer Lists	Total
2003	$ 2,689	$ 1,827	$ 4,516
2004	2,474	1,827	4,301
2005	2,467	-	2,467
2006	2,467	-	2,467
2007	2,366	-	2,366
2008	2,329	-	2,329

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

(In thousands, except per share data)	Thirteen Weeks Ended September 26, 2002	Pro Forma Thirteen Weeks Ended September 27, 2001	Twenty-six Weeks Ended September 26, 2002	Pro Forma Twenty-six Weeks Ended September 27, 2001
Revenues
Admissions	$ 307,234	$ 317,548	$ 616,701	$ 574,198
Concessions	120,145	126,728	246,316	234,943
Other theatre	10,505	14,175	23,259	30,270
NCN and other	13,214	11,358	26,448	19,889
Total Revenues	451,098	469,809	912,724	859,300
Expenses
Film exhibition costs	169,338	174,767	344,058	312,753
Concession costs	14,471	17,609	31,529	32,428
Theatre operating expense	110,789	112,472	219,702	217,327
Rent	74,162	71,940	148,112	143,625
NCN and other	11,861	11,717	24,352	22,457
General and administrative	10,161	9,298	42,451	17,528
Preopening expense	451	537	1,248	1,806
Theatre and other closure expense	1,459	12	1,230	88
Reorganization items	-	408	-	2,136
Depreciation and amortization	31,985	30,319	61,417	59,664
Gain on disposition of assets	(1,236)	(2,001)	(1,422)	(1,842)
Total costs and expenses	423,441	427,078	872,677	807,970
Other expense	-	-	-	3,754
Interest expense
Corporate borrowings	16,668	12,782	33,358	26,412
Capital and financing lease obligations	2,653	3,246	5,430	6,760
Investment income	(783)	(299)	(1,785)	(581)
Total other expense	18,538	15,729	37,003	36,345
Earnings before income taxes	9,119	27,002	3,044	14,985
Income tax provision	11,900	4,000	6,700	3,900
Net earnings (loss)	$ (2,781)	$ 23,002	$ (3,656)	$ 11,085
Preferred dividends	5,228	10,399	14,647	12,797
Net earnings (loss) for shares of common stock	$ (8,009)	$ 12,603	$ (18,303)	$ (1,712)
Net earnings (loss) per share of common stock:
Basic	$ (.22)	$ 0.28	$ (.50)	$ (.07)
Diluted	$ (.22)	$ 0.27	$ (.50)	$ (.07)
Average shares outstanding:
Basic	36,302	25,884	36,289	25,884
Diluted	36,302	26,278	36,289	25,884

NOTE 3 - EARNINGS (LOSS) PER COMMON SHARE

            Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding.  The dilutive effect of Series A Convertible Preferred Stock is considered in the computation of basic earnings (loss) per common share in accordance with EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share.   Diluted earnings (loss) per share includes the effects of outstanding stock options, stock awards and Series A Convertible Preferred Stock, if dilutive.

            The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights, between the two classes of common stock.

            The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2002	2001	2002	2001

Numerator:
Earnings (loss) for common shares	$ (8,009)	$ 8,610	$ (18,303)	$ (5,670)
Dividends on Series A Preferred	-	10,399	-	-
Earnings (loss) for common shares and assumed conversion of Series A Preferred	$ (8,009)	$ 19,009	$ (18,303)	$ (5,670)
Denominator:
Average common shares outstanding	36,302	23,469	36,289	23,469
Series A Preferred	-	35,422	-	-
Shares for basic earnings per common share	36,302	58,891	36,289	23,469
Stock options	-	262	-	-
Stock awards	-	132	-	-
Shares for diluted earnings per common share	36,302	59,285	36,289	23,469
Earnings (loss) per common share	$ (.22)	$ .32	$ (.50)	$ (.24)
Further dilution from applying the "two-class" method	-	(.10)	-	-
Basic earnings (loss) per common share	$ (.22)	$ ..22	$ (.50)	$ (.24)
Diluted earnings (loss) per common share	$ (.22)	$ ..22	$ (.50)	$ (.24)

During the thirteen weeks ended September 26, 2002, 37,887,692 shares of Common Stock and $5,228,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per Common Share because they were anti-dilutive.  During the thirteen weeks ended September 26, 2002, incremental shares from stock options and stock awards of 386,845 were excluded from the computation of diluted earnings per share because they were anti-dilutive.

         During the twenty-six weeks ended September 26, 2002 and September 27, 2001, 37,573,636 and 31,350,957, respectively, shares of Common Stock and $14,647,000 and $12,797,000, respectively, of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive.  During the twenty-six weeks ended September 26, 2002 and September 27, 2001, shares from stock awards and options to purchase 513,165 and 314,963 shares of Common Stock, respectively, were excluded from diluted loss per common share because they were anti-dilutive.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

            The components of comprehensive income (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2002	2001	2002	2001

Net earnings (loss)	$ (2,781)	$ 19,009	$ (3,656)	$ 7,127
Foreign currency translation adjustment	875	4,049	6,197	2,341
Total comprehensive income (loss)	$ (1,906)	$ 23,058	$ 2,541	$ 9,468

NOTE 5 - STOCKHOLDERS' EQUITY

Based on the recommendation of the Compensation Committee, on May 13, 2002 the Company’s Board of Directors approved the forgiveness of $10,537,643 of principal and accrued interest on loans to two executive officers together with the payment of $8,712,710 of Federal, State and payroll related taxes on behalf of the executive officers in connection with the loan forgiveness and recorded these amounts as general and administrative expense.  Such loan forgiveness was effective as of June 6, 2002 pursuant to agreements between the Company and each of the executive officers in which the officers agreed not to sell shares of Common Stock purchased in fiscal 1999 with proceeds of the loans for 18 months.

During fiscal 2003, holders of the Company's Class B Stock converted 93,660 shares of Class B Stock into 93,660 shares of Common Stock.  On March 29, 2002, the Company issued 2,430,429 shares of Common Stock in connection with the acquisition of GC Companies, Inc.  During fiscal 2003, the Company issued 52,643 shares of Common Stock for employee stock option exercises and stock awards.

During the thirteen weeks ended September 26, 2002, the Company recorded dividends of 4,566 shares of Series A Preferred valued at $5,228,000.  During the twenty-six weeks ended September 26, 2002, the Company recorded dividends of 9,057 shares of Series A Preferred valued at $14,647,000.

NOTE 6 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

            A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows (in thousands):

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
September 26, 2002		September 27, 2001
Beginning Balance	$ 24,140	$ 32,092
Theatre and other closure expense	1,230	88
Interest expense	1,823	2,495
Gain on disposition of assets	-	(1,682)
Transfer of deferred rent and capital lease obligations	575	5,331
General and administrative expense	51	75
Payments	(4,315)	(13,403)
Ending Balance	$ 23,504	$ 24,996

NOTE 7 - INCOME TAXES

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

		Twenty-six Weeks Ended
	September 26, 2002	September 27, 2001
Federal statutory rate	35.0%	35.0%
Executive compensation	182.1	-
Preferred stock issuance costs	-	(11.3)
Valuation allowance	22.5	(7.6)
State income taxes, net of federal tax benefit	32.2	.3
Deductible portion of GC purchase price	(63.0)	-
Other, net	11.3	-
Effective tax rate	220.1%	16.4%

The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods.  As a consequence, permanent differences which are not deductible for federal income tax purposes serve to increase the effective federal income tax rate of 35% expense.  At the end of the second quarter, the Company estimated its effective tax rate would be 220.1% for the year ending April 3, 2003 because of the foregoing permanent difference items.

NOTE 8 - OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

Thirteen Weeks Ended			Twenty-six Weeks Ended
	September 26, 2002	September 27, 2001	September 26, 2002	September 27, 2001
Revenues
North American theatrical exhibition	$ 409,880	$ 336,085	$ 835,731	$ 619,399
International theatrical exhibition	28,004	29,888	50,545	47,813
NCN and other	13,214	11,358	26,448	19,889
Total revenues	$ 451,098	$ 377,331	$ 912,724	$ 687,101

Adjusted EBITDA (1)

North American theatrical exhibition	$ 70,211	$ 63,812	$ 147,085	$ 108,096
International theatrical exhibition	(1,087)	2,672	(4,210)	197
NCN and other	1,353	(359)	2,096	(2,568)
Total segment Adjusted EBITDA	70,477	66,125	144,971	105,725
General and administrative (net of stock-based and special compensation expense)	9,658	8,784	22,189	16,481
Total Adjusted EBITDA	$ 60,819	$ 57,341	$ 122,782	$ 89,244

A reconciliation of loss before income taxes to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 26, 2002	September 27, 2001	September 26, 2002	September 27, 2001
Earnings before income taxes	$ 9,119	$ 20,409	$ 3,044	$ 8,527
Plus:
Interest expense	19,321	14,297	38,788	29,710
Depreciation and amortization	31,985	24,272	61,417	47,570
Stock-based and special compensation expense	503	114	20,262	212
Preopening expense	451	537	1,248	1,806
Theatre and other closure expense	1,459	12	1,230	88
Gain on disposition of assets	(1,236)	(2,001)	(1,422)	(1,842)
Investment income	(783)	(299)	(1,785)	(581)
Other expense	-	-	-	3,754
Adjusted EBITDA	$ 60,819	$ 57,341	$ 122,782	$ 89,244

      Information about the Company's land, buildings and improvements, leasehold improvements and furniture fixtures and equipment by operating segment is as follows (in thousands):

	September 26, 2002	September 27, 2001
Property
North American theatrical exhibition	$ 1,259,356	$ 1,099,038
International theatrical exhibition	105,927	90,336
NCN and other	14,965	14,016
Total segment property	1,380,248	1,203,390
Construction in progress	76,594	48,827
Corporate	47,218	32,577
	1,504,060	1,284,794
Less accumulated depreciation	587,450	507,584
Property, net	$ 916,610	$ 777,210

(1) Represents net earnings (loss) plus interest expense, income taxes, depreciation and amortization and adjusted for stock-based and special compensation expense of $503,000 and $20,262,000 included in general and administrative expense during the thirteen and twenty-six weeks ended September 26, 2002, respectively, related primarily to forgiveness of loans to executive officers and $114,000 and $212,000 during the thirteen and twenty-six weeks ended September 27, 2001, respectively, related to stock-based compensation, preopening expense, theatre and other closure expense, reorganization items, gain on disposition of assets and investment income, and excludes other expense of $3,754,000 (in fiscal 2002) incurred in connection with the issuance of Preferred Stock.  The Company has included Adjusted EBITDA because it believes that Adjusted EBITDA provides investors with additional information for estimating its value and evaluating its ability to service debt.  The Company believes that Adjusted EBITDA is a financial measure commonly used in its industry and should not be construed as an alternative to its net earnings (loss) (as determined in accordance with GAAP).  Adjusted EBITDA as determined by the Company may not be comparable to EBITDA as reported by other companies.  In addition, Adjusted EBITDA is not intended to represent cash flow (as determined in accordance with GAAP) and does not represent the measure of cash available for discretionary uses.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

            This section includes "forward‑looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this section and located elsewhere in this Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward‑looking statements. In addition, forward‑looking statements generally can be identified by the use of forward‑looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward‑looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the cost and availability of films and the performance of films licensed by us; (iii) competition;  (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) domestic and international political, social and economic conditions; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws; (x) unforeseen changes in operating requirements; (xi) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations and (xii) results of significant litigation.  Readers are urged to consider these factors carefully in evaluating the forward‑looking statements.

            All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements included herein are made only as of the date of this Form 10-Q, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

           We acquired Gulf States Theatres on March 15, 2002 and GC Companies, Inc. on March 29, 2002 (collectively the "Acquisitions"), which significantly increased our size.  In the Gulf States Theatres acquisition, we acquired 5 theatres with 68 screens in the New Orleans area and in the GC Companies acquisition, we acquired 66 theatres with 621 screens in the United States.  Accordingly, results of operations for the thirteen and twenty-six weeks ended September 26, 2002, which include a full thirteen and twenty-six weeks, respectively, of operations of the businesses we acquired, are not comparable to our results for the thirteen and twenty-six weeks ended September 27, 2001 (see Note 2 - Acquisitions).

Operating Results

            Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s North American and International theatrical exhibition operations and NCN and other businesses.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
September 26, 2002		September 27, 2001	% Change	September 26, 2002	September 27, 2001	% Change
	(Dollars in thousands)			(Dollars in thousands)

Revenues

North American theatrical exhibition
Admissions	$ 285,369	$ 231,018	23.5%	$ 577,000	$ 419,821	37.4%
Concessions	114,431	94,725	20.8	236,418	176,558	33.9
Other theatre	10,080	10,342	(2.5)	22,313	23,020	(3.1)
	409,880	336,085	22.0	835,731	619,399	34.9
International theatrical exhibition
Admissions	21,865	23,914	(8.6)	39,701	38,295	3.7
Concessions	5,714	5,422	5.4	9,898	8,454	17.1
Other theatre	425	552	(23.0)	946	1,064	(11.1)
	28,004	29,888	(6.3)	50,545	47,813	5.7
NCN and other	13,214	11,358	16.3	26,448	19,889	33.0
Total revenues	$ 451,098	$ 377,331	19.5%	$ 912,724	$ 687,101	32.8%
Cost of Operations
North American theatrical exhibition
Film exhibition costs	$ 157,747	$ 128,935	22.3%	323,215	$ 231,891	39.4%
Concession costs	12,842	11,827	8.6	28,612	21,593	32.5
Theatre operating expense	103,342	79,155	30.6	205,494	153,429	33.9
Rent	65,738	52,356	25.6	131,325	104,390	25.8
Preopening expense	274	486	(43.6)	967	1,747	(44.6)
Theatre and other closure expense	1,459	12	*	1,230	88	*
	341,402	272,771	25.2	690,843	513,138	34.6
International theatrical exhibition
Film exhibition costs	11,591	13,001	(10.8)	20,843	20,226	3.1
Concession costs	1,629	1,566	4.0	2,917	2,525	15.5
Theatre operating expense	7,447	6,118	21.7	14,208	11,522	23.3
Rent	8,424	6,531	29.0	16,787	13,343	25.8
Preopening expense	177	51	*	281	59	*
	29,268	27,267	7.3	55,036	47,675	15.4
NCN and other	11,861	11,717	1.2	24,352	22,457	8.4
General and administrative	10,161	8,898	14.2	42,451	16,693	*
Depreciation and amortization	31,985	24,272	31.8	61,417	47,570	29.1
Gain on disposition of assets	(1,236)	(2,001)	(38.2)	(1,422)	(1,842)	(22.8)
Total costs and expenses	$ 423,441	$ 342,924	23.5%	$ 872,677	$ 645,691	35.2%

*Percentage change in excess of 100%.

Thirteen Weeks Ended September 26, 2002 and September 27, 2001

            Revenues.  Total revenues increased 19.5%, or $73,767,000, during the thirteen weeks ended September 26, 2002 compared to the thirteen weeks ended September 27, 2001.  Of this increase, approximately $93,000,000 resulted from the Acquisitions and the opening of 6 new theatres with 104 screens since September 27, 2001.

            North American theatrical exhibition revenues increased 22.0%. Admissions revenues increased 23.5% due to a 16.7% increase in attendance and a 5.9% increase in average ticket price. Attendance increased due to the addition of 75 theatres with 759 screens since September 27, 2001, including the Acquisitions, offset by a 7.8% decrease in attendance at comparable theatres (theatres opened before the second quarter of fiscal 2002) due to a decrease in the popularity of film product and increased competition in certain markets.  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 20.8% due to the increase in attendance and a 3.5% increase in average concessions per patron.

            International theatrical exhibition revenues decreased 6.3%. Admissions revenues decreased 8.6% due to a 6.0% decrease in attendance and a 2.7% decrease in average ticket price. The decrease in attendance was due to a decrease in the performance of film product at our theatres partially offset by the addition of 2 new theatres with 34 screens since September 27, 2001. Attendance at comparable theatres decreased 14.1%, primarily at our theatres in Japan. Concession revenues increased 5.4% due to a 12.1% increase in concessions per patron offset by the decrease in total attendance.  International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

            Revenues from NCN and other increased 16.3% due to an increase in advertising revenues at NCN. We believe the increase is related to conditions in the general economy that lead to increased spending by advertisers and a sales effort focused on national accounts.

           Costs and expenses.  Total costs and expenses increased 23.5%, or $80,517,000, during the thirteen weeks ended September 26, 2002 compared to the thirteen weeks ended September 27, 2001.  Of this increase, approximately $82,000,000 resulted from the Acquisitions and the opening of 6 new theatres with 104 screens since September 27, 2001.

            North American theatrical exhibition costs and expenses increased 25.2%. Film exhibition costs increased 22.3% due to the increase in admissions revenues which was partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 55.3% in the current period as compared with 55.8% in the prior period.  Concession costs increased 8.6% due to the increase in concessions revenues.  As a percentage of concessions revenues, concession costs were 11.2% in the current period compared with 12.5% in the prior period. As a percentage of revenues, theatre operating expense was 25.2% in the current period as compared to 23.6% in the prior period.  Rent expense increased 25.6% due to the Acquisitions and the opening of new theatres and screens since September 27, 2001. During the thirteen weeks ended September 26, 2002, we recognized $1,459,000 of theatre and other closure expense related primarily to the closure of one theatre with eight screens.  We have identified screens that will close at a rate of 85 to 125 screens per year due to expiration of leases or early lease terminations during fiscal 2003 to 2005 with estimated annual closure costs of $1,300,000 to $4,500,000.

            International theatrical exhibition costs and expenses increased 7.3%. Film exhibition costs decreased 10.8% due to lower admission revenues.  Concession costs increased 4.0% due to the increase in concessions revenues. Theatre operating expense increased 21.7% and rent expense increased 29.0% due to the addition of new theatres since September 27, 2001.  International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss. To date we have not incurred costs related to the closure of any of our international theatres.  However, we continually monitor the performance of these theatres and factors such as an inability to obtain film product or changing consumer preferences for filmed entertainment in international markets could negatively impact operating results and result in future closures prior to expiration of underlying lease agreements.  We are currently negotiating with two landlords regarding a restructuring of lease terms, including a reduction in the number of screens operated.  On September 17, 2002, we reached a tentative agreement with the landlord at our theatre in France.  The terms of the agreement include a payment to the landlord of approximately $8,000,000 and a reduction in future minimum rentals of approximately $1,200,000 annually over the remaining term of the lease (17 years).  On October 23, 2002, as part of the terms of the agreement, we ceased operating six of the existing 20 screens at the theatre which is expected to further reduce our operating costs. We expect to record a charge for theatre closure of approximately $2,000,000 to $4,000,000 during the third quarter of fiscal 2003.

            Costs and expenses from NCN and other increased 1.2% due to the increase in advertising revenues at NCN.

            General and Administrative.  General and administrative expenses increased $1,263,000 due primarily to increases in stock-based compensation expense and GC Companies integration costs.

            Depreciation and Amortization.  Depreciation and amortization increased 31.8%, or $7,713,000.  The increase was primarily caused by an increase in depreciation of $4,630,000 related to the Acquisitions and theatres that we have opened since September 27, 2001.

            Gain on Disposition of Assets.  Gain on disposition of assets decreased from a gain of $2,001,000 in the prior period to a gain of $1,236,000 during the current period.  The current period results reflect the sale of certain real estate held for investment.  The prior period results include the sale of certain real estate held for investment and a $1,682,000 gain on the favorable settlement of a capital lease obligation.

            Interest Expense.  Interest expense increased 35.1% due to an increase in average outstanding borrowings and interest rates.  We issued $175,000,000 of 9 7/8% Senior Subordinated Notes due 2012 on January 11, 2002 and $72,880,000 of 9 1/2% Senior Subordinated Notes due 2011 on March 29, 2002.

            Income Tax Provision.  The provision for income taxes is $11,900,000 in the current year and $1,400,000 in the prior period. The effective tax rate was 130.5% for the current period compared to 6.9% for the previous period. The increase in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense related to forgiveness of loans to executive officers.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries.

          Net Earnings (Loss) for Shares of Common Stock.  Net earnings (loss) for shares of common stock decreased during the thirteen weeks ended September 26, 2002 to a loss of ($8,009,000) from earnings of $8,610,000 in the prior period. Basic loss per share of common stock was $(.22) compared to earnings of $.22 in the prior period.  Preferred Stock dividends of 4,566 shares of Preferred Stock valued at $5,228,000 were recorded during the current period.  Preferred Stock dividends of 6,408 shares of Preferred Stock valued at $10,399,000 were recorded during the prior period.

Twenty-six Weeks Ended September 26, 2002 and September 27, 2001

            Revenues.  Total revenues increased 32.8%, or $225,623,000, during the twenty-six weeks ended September 26, 2002 compared to the twenty-six weeks ended September 27, 2001.  Of this increase, approximately $195,000,000 resulted from the Acquisitions and the opening of 6 new theatres with 104 screens since September 27, 2001.

            North American theatrical exhibition revenues increased 34.9%. Admissions revenues increased 37.4% due to a 29.6% increase in attendance and a 6.0% increase in average ticket price. Attendance increased due to the addition of 75 theatres with 759 screens since September 27, 2001 including the Acquisitions. Attendance at comparable theatres (theatres opened before fiscal 2002) increased 2.2%.  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 33.9% due to the increase in attendance and a 3.3% increase in average concessions per patron.

          International theatrical exhibition revenues increased 5.7%. Admissions revenues increased 3.7% due to a 4.1% increase in attendance offset by a 0.5% decrease in average ticket price. The increase in attendance was due to the addition of 2 new theatres with 34 screens since September 27, 2001. Attendance at comparable theatres decreased 4.3%, primarily at our theatres in Japan. Concession revenues increased 17.1% due to the increase in total attendance and a 12.4% increase in concessions per patron. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

            Revenues from NCN and other increased 33.0% due to an increase in advertising revenues at NCN. We believe the increase is related to conditions in the general economy that lead to increased spending by advertisers and a sales effort focused on national accounts.

          Costs and expenses.  Total costs and expenses increased 35.2%, or $226,986,000, during the twenty-six weeks ended September 26, 2002 compared to the twenty-six weeks ended September 27, 2001.  Of this increase, approximately $172,000,000 resulted from the Acquisitions and the opening of 6 new theatres with 104 screens since September 27, 2001.

            North American theatrical exhibition costs and expenses increased 34.6%. Film exhibition costs increased 39.4% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 56.0% in the current period as compared with 55.2% in the prior period.  The increase in film exhibition costs as a percentage of admissions revenues was impacted primarily by Star Wars Episode II: Attack of the Clones and Spider-man, films whose audience appeal led to higher than normal film rental terms.  Concession costs increased 32.5% due to the increase in concessions revenues.  As a percentage of concessions revenues, concession costs were 12.1% in the current period compared with 12.2% in the prior period. As a percentage of revenues, theatre operating expense was 24.6% in the current period as compared to 24.8% in the prior period.  Rent expense increased 25.8% due to the Acquisitions and the opening of new theatres and screens since September 27, 2001. During the twenty-six weeks ended September 26, 2002, we recognized $1,230,000 of theatre and other closure expense related primarily to the closure of one theatre with eight screens.

            International theatrical exhibition costs and expenses increased 15.4%. Film exhibition costs increased 3.1% due to higher admission revenues.  Concession costs increased 15.5% due to the increase in concessions revenues. Theatre operating expense increased 23.3% and rent expense increased 25.8% due to the addition of new theatres since September 27, 2001.  International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

            Costs and expenses from NCN and other increased 8.4% due to the increase in advertising revenues at NCN.

            General and Administrative.  General and administrative expenses increased $25,758,000 due primarily to $19,250,000 of special compensation expense related to forgiveness of loans to executive officers, increases in stock-based compensation expense and GC Companies integration costs.

            Depreciation and Amortization.  Depreciation and amortization increased 29.1%, or $13,847,000.  The increase was primarily caused by an increase in depreciation of $9,817,000 related to the Acquisitions and theatres that we have opened since September 27, 2001.

            Gain on Disposition of Assets.  Gain on disposition of assets decreased from a gain of $1,842,000 in the prior period to a gain of $1,422,000 during the current period.  The current period results reflect the sales of certain real estate held for investment.  The prior period results include the sale of certain real estate held for investment and a $1,682,000 gain on the favorable settlement of a capital lease obligation.

            Other Expense.  During the prior period, we recognized $3,754,000 of transaction expenses incurred in connection with the issuance of Preferred Stock.

            Interest Expense.  Interest expense increased 30.6% due to an increase in average outstanding borrowings and interest rates.  We issued $175,000,000 of 9 7/8% Senior Subordinated Notes due 2012 on January 11, 2002 and $72,880,000 of 9 1/2% Senior Subordinated Notes due 2011 on March 29, 2002.

            Income Tax Provision.  The provision for income taxes is $6,700,000 in the current year and $1,400,000 in the prior period. The effective tax rate was 220.1% for the current period compared to 16.4% for the previous period. The increase in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense related to forgiveness of loans to executive officers.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries

           Net Loss for Shares of Common Stock.  Net loss for shares of common stock increased during the twenty-six weeks ended September 26, 2002 to a loss of ($18,303,000) from a loss of ($5,670,000) in the prior period. Basic loss per share of common stock was ($.50) compared to a loss of ($.24) in the prior period.  Preferred Stock dividends of 9,057 shares of Preferred Stock valued at $14,647,000 were recorded during the current period.  Preferred Stock dividends of 7,650 shares of Preferred Stock valued at $12,797,000 were recorded during the prior period.

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

            Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $45,135,000 and $14,444,000 during the twenty-six weeks ended September 26, 2002 and September 27, 2001, respectively.  The increase in operating cash flows during fiscal year 2002 is primarily due to increases in Adjusted EBITDA (as defined in Note 8 to the Consolidated Financial Statements) and income tax refunds offset by increases in interest paid.  We had net working capital as of September 26, 2002 and March 28, 2002 of ($62,000) and $42,227,000, respectively. The decrease in working capital is due to a decrease in cash and equivalents, increases in accounts payable and accrued expenses and other liabilities offset by an increase in receivables and other current assets.  The decrease in working capital is not expected to negatively impact our ability to fund operations, acquisitions or planned capital expenditures for at least the next twelve months.  We borrow against our credit facility to meet obligations as they come due and had approximately $413,000,000 available on our credit facility to meet these obligations as of September 26, 2002 and March 28, 2002.

            We continue to expand our North American and international theatre circuits. During fiscal 2003, we opened one theatre with 18 screens and acquired 69 theatres with 641 screens (including three managed theatres with 20 screens) and closed 9 theatres with 58 screens (including one managed theatre with five screens) resulting in a circuit total of 242 theatres and 3,500 screens as of September 26, 2002.

            We fund the costs of constructing new theatres using existing cash balances, internally generated cash flow or borrowed funds.  We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs.  However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

            We lease certain of our theatre properties from Entertainment Properties Trust.  Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President, serves as Chairman of the Board of Trustees of Entertainment Properties Trust. Because of the various agreements that we have with Entertainment Properties Trust, situations may arise where we have differing interests from Entertainment Properties Trust. These agreements are described in Note 9 - Leases in the Notes to Consolidated Financial Statements included in Part I, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 28, 2002.  During fiscal 2003, Entertainment Properties Trust acquired the land and buildings underlying three of our existing theatre properties from unrelated third-party landlords and assumed the existing leases with us that provide for aggregate annual rentals of $7.7 million.  In August of fiscal 2003, we sold the real estate assets associated with one of our theatres to Entertainment Properties Trust for an aggregate purchase price of $22,000,000.  In October of fiscal 2003, we sold the real estate assets associated with another of our theatres to Entertainment Properties Trust for an aggregate purchase price of $22,000,000.  We leased the real estate assets associated with these theatres from Entertainment Properties Trust pursuant to non-cancelable operating leases of 20 years at an initial lease rate of 11% with options to extend up to an additional 15 years.

            Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable. During fiscal 2003, we purchased certain leased furniture, fixtures and equipment for a total of $7,052,000.

             As of September 26, 2002, we had construction in progress of $76,594,000.  We had four theatres in the U.S. with a total of 71 screens, one theatre in Spain with 20 screens and one theatre in the United Kingdom with 12 screens under construction as of September 26, 2002.  During the twenty-six weeks ended September 26, 2002 and September 27, 2001, we had net capital expenditures (capital expenditures and net construction project costs less proceeds from sale and leaseback transactions) of $29,785,000 and $36,804,000, respectively. We expect that our net capital expenditures in fiscal 2003 will be approximately $58,000,000.  Additionally, we are contingently committed to acquire one theatre, during the third quarter of fiscal 2003, for a cash purchase price of approximately $20 million along with the assumption of lease commitments up to 20 years aggregating $3.2 million annually for 6.5 years and $2.2 million annually for the remaining 13.5 years.

            On September 17, 2002, we reached a tentative lease restructuring agreement with the landlord at our theatre in France.  The terms of the agreement include a payment to the landlord of approximately $8,000,000, a reduction in future minimum rentals of approximately $1,200,000 annually over the remaining term of the lease (17 years) and the closure of six of 20 screens.

            Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 28, 2002 for certain information about our credit facility and our notes due 2009, notes due 2011 and notes due 2012 and our Preferred Stock.

            The total commitment under our credit facility is $425.0 million, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). The lender's commitments under the credit facility will be reduced by $25.0 million on each of December 31, 2002, March 31, 2003, June 30, 2003 and September 30, 2003 and by $50.0 million on December 31, 2003.  As of September 26, 2002, we had no outstanding borrowings under the credit facility and borrowing capacity under the credit facility of approximately $413.0 million.  As of September 26, 2002, we were in compliance with all financial covenants relating to the credit facility, the notes due 2009, the notes due 2011 and the notes due 2012.

            Under the indenture relating to the notes due 2009, the most restrictive of the indentures, we could borrow approximately $330 million as of September 26, 2002 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $75 million of new "permitted indebtedness" under the terms of the indenture relating to the notes due 2009, the most restrictive of the indentures.  Our investment agreement with the Apollo Purchasers generally requires that we obtain their consent before we issue stock, pay cash dividends or incur indebtedness (other than ordinary course borrowings under our credit facility and certain other permitted debt as long as they continue to hold a majority of the shares of Preferred Stock that they purchased).  In addition, the certificate of designations for our Preferred Stock prohibits us from incurring any debt that would restrict our ability to pay dividends on the Preferred Stock in the manner required under the certificate of designations without the consent of the holder or holders of a majority of the shares of outstanding Preferred Stock (currently the Apollo Purchasers).

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

            On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our estimated purchase price of $168.7 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date) includes anticipated cash payments of $70.2 million, the issuance of $72.9 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 with a fair value of $71.8 million and the issuance of 2.4 million shares of common stock with an aggregate fair value of $33.2 million based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). We used (or will use) available cash from our recent sales of senior subordinated notes and common stock for the cash payments under the plan of reorganization.

The purchase price for GC Companies is based on current estimates of the amount of "deduction claims" under the plan. The exact purchase price will not be determinable until all disputed claim amounts are resolved. Through September 26, 2002, we have issued $72.9 million aggregate principal amount of our senior subordinated notes due 2011 and 2.4 million shares of our common stock and paid $63.5 million in cash to creditors of GC Companies.  Under the plan, an increase in the amount of deduction claims, which are paid in cash, will reduce the amount of common stock we issue to unsecured creditors, and vice versa. Although the purchase price should not change materially as a result of the resolution of disputed claims, the ultimate amount of cash and common stock components may vary from our current estimates.  Our estimate of the purchase price includes certain contingent obligations to Harcourt General, Inc., under the plan of reorganization, which include the obligations (i) to pay on a discounted basis half of any rent reductions we might realize from renegotiating specified leases within six months after the plan of reorganization is confirmed, (ii) to assume Harcourt's obligations as guarantor of, or to indemnify Harcourt with respect to, further obligations under certain leases assumed by reorganized GC Companies or its reorganized subsidiaries, and (iii) to issue to Harcourt shares of our common stock with a value of up to $750,000 if leases with respect to certain theatres are bought out or replaced within six months after plan confirmation. Under the plan of reorganization, reorganized GC Companies and its reorganized subsidiaries retained liability for certain trade payables and other current liabilities not discharged in the bankruptcy, reorganized GC Companies continues to have certain obligations to retirees and certain of GC Companies' executory contracts and unexpired leases were assumed by reorganized GC Companies or one of its reorganized subsidiaries.  On the effective date of the plan, all of the operating domestic theatre subsidiaries of GC Companies were merged into GC Companies, Inc. and it was renamed AMC-GCT, Inc.

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

            SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 state that goodwill and indefinite‑lived intangible assets will no longer be amortized and that goodwill and indefinite‑lived intangible assets will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 became effective for us in fiscal 2003. However, goodwill and intangible assets acquired after June 30, 2001, were subject immediately to the non-amortization and amortization provisions. Adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

           In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred.   SFAS No. 146 will be effective for us for disposal activities initiated after December 31, 2002.  Adoption of SFAS No. 146 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.  We do not hold any significant derivative financial instruments.

            Market risk on variable-rate financial instruments.  We maintain a $425,000,000 credit facility, which permits borrowings at interest rates based on either the bank’s base rate or LIBOR.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates.  Because we had no borrowings on our credit facility on September 26, 2002, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

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

            Foreign currency exchange rates. We currently operate theatres in Canada, China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom.  As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income.  Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis.  As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase.  Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations.  A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $1,347,000 and $12,588,000, respectively.

Item 4. Controls and Procedures.

(a)        Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q Quarterly Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)        Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.  As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

            Reference is made to Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended March 28, 2002 for information on certain litigation to which we are a party.

            We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

            We are plaintiff in American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et.al., Case No. 00CV84908, in the Circuit Court of Platte County, Missouri. In this suit, we seek to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective installation of certain fireproofing materials at 17 theatres. We presently estimate our damages will aggregate approximately $28 million, of which we had expended approximately $19 million through the end of the second quarter of this fiscal year. The remainder of the estimated damages are for projected costs of repairs yet to be performed.  We also are seeking additional damages for lost profits, interest and legal and other expenses incurred. Similar claims respecting four of the same group of theatres are pending against other subcontractors in additional cases in other states.

            The Midwest Drywall complaint was originally brought in state court in December 2000 but was removed to federal court in April 2001. The matter was remanded to state court in September 2002 as a result of the addition of non-diverse parties. Certain parties to this litigation have filed counterclaims against the Company, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate approximately $900,000.  Our claim against Ammon is for approximately $5.8 million.

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

            On May 23, 2002, an individual filed a purported class action on behalf of his son and all deaf and severely hearing impaired individuals against AMC, four other exhibitors and nine movie production companies.  Rob Todd v. AMC Entertainment International, Inc. et. al., United States District Court for the Southern District of Texas, Case No. H-02-1944.  The suit claims that the production company defendants have violated the Americans with Disabilities Act (ADA) by failing to produce a sufficient number of films with closed captioning and that the exhibition defendants have violated the ADA by failing to show a sufficient number of closed captioned movies. The suit seeks declaratory and injunctive relief that would require producers to produce more films with closed captioning or a substitute system to permit deaf and severely hearing impaired individuals to attend movies.  A similar class action suit, Kevin Ball, et al. v. AMC Entertainment Inc. and Loews Cineplex Entertainment Corp., Case No.1:00CV00867, United States District Court for the District of Columbia, involves only theatres in the District of Columbia area.  The Ball suit seeks to have AMC install a specified substitute system which we estimate would cost approximately $10,000 per screen.  The Todd suit has not identified a specific substitute.  Based on the legislative history of the ADA and the regulations promulgated thereunder, which provide that exhibitors are not required to show closed caption films, we believe it unlikely that we will be required to show closed caption films or install a substitute system.

      Between July 31 and September 10, 2002, five shareholder derivative lawsuits were filed on the Company's behalf against all of the members of our board of directors.  Two of the lawsuits, captioned Krajewski et al. v. Laurence M. Berg, et al., (Case No.02-CV-221038) (the "Krajewski Action") and Lamb v. Laurence M. Berg, et al., (Case No. 02-CV-222236) (the "Lamb Action"), were filed on July 31 and August 14, 2002, respectively, in the Circuit Court of Jackson County, Kansas City, Missouri (collectively, the "Missouri Actions").  Three of the lawsuits, captioned David Shaev Keogh Plan v. Laurence M. Berg, et al., (Case No. 02-CV-19880), Brown v. Laurence M. Berg, et al., (Case No.19883-NC) and South Broadway Capital v. Peter C. Brown, et al., (Case No. 19891), were filed on September 4 and September 10, 2002, respectively, in the Chancery Court of the State of Delaware (collectively, the "Delaware Actions").

Each of the five lawsuits was purportedly brought in the name of and for the benefit of the Company, which is named as a nominal defendant, and names as defendants Laurence M. Berg, Leon D. Black, Peter C. Brown, Charles J. Egan, Jr., W. Thomas Grant II, Charles S. Paul, Marc J. Rowan and Paul E. Vardeman, all of the members of our board of directors. The complaints generally allege that the individual defendants violated their fiduciary duties of loyalty and good faith and wasted corporate assets by causing the Company to improperly forgive loans to the Company's Chief Executive Officer, Peter C. Brown, and Executive Vice President, Philip M. Singleton, without adequate consideration. The fifth complaint, South Broadway Capital v. Peter C. Brown, et al. also alleges that defendants Messrs. Black, Rowan and Berg, as affiliates of Apollo Advisors, L.P., abused their ability to control and influence the Company in connection with the loan forgiveness.  The plaintiffs seek unspecified damages on the Company's behalf together with their costs, fees and expenses. The defendants believe there is no merit to the allegations of wrongdoing, and intend to vigorously defend against all the litigation.

On October 2, 2002, the Chancery Court entered an order consolidating the Delaware actions as In Re: AMC Entertainment Shareholders Litigation (Case No. 19880-C).

Item 4. Submission of Matters To a Vote of Security Holders.

(a) We held our Annual Meeting of Stockholders on September 19, 2002.

(b) At the meeting, the following matters were voted upon by the stockholders:

            (i)  The election of Directors for the upcoming year.

(ii)  A proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending April 3, 2003.

            The Board of Directors of the Company is composed of eight (8) members.  Three (3) of the directors are elected by the holders of Common Stock and Class B Stock, voting as a single class, with each share of Common Stock having one vote per share and each share of Class B Stock having ten votes per share.  Two (2) of the directors are elected by the holders of Common Stock, voting as a class, with each share of Common Stock having one vote per share.  Three (3) of the directors are elected by the holders of Series A Preferred Stock who are Apollo Purchasers, voting as a single class, with each share having one vote per share.

The following were the nominees of management voted upon and elected by the holders of our Class B Stock, Common Stock and eligible Preferred Stock as of the record date:

Common Stock & Class B Stock	Common Stock	Series A Preferred Stock
Peter C. Brown	Paul E. Vardeman	Leon D. Black
Charles J. Egan, Jr.	W. Thomas Grant, II	Marc J. Rowan
Charles S. Paul		Laurence M. Berg

            In the election of directors by the holders of Common Stock and Class B Stock, voting as a single class, the total votes were as follows: there were 61,231,143 (37,078,850 Class B Stock and 24,152,293 Common Stock) votes “for” Peter C. Brown and 3,964,216 votes “withheld”, there were 63,478,978 (37,078,850 Class B Stock and 26,400,128 Common Stock) votes “for” Charles J. Egan, Jr. and 1,716,381 votes “withheld”, and there were 63,495,243 (37,078,850 Class B Stock and 26,416,393 Common Stock) votes “for” Charles S. Paul and 1,700,116 votes “withheld”.

            In the election of directors by the holders of Common Stock, there were 26,671,723 votes "for" Paul E. Vardeman and 1,444,786 votes "withheld" and 26,404,718 votes "for" W. Thomas Grant, II and 1,711,791 votes "withheld".

            All of the shares of Series A Preferred Stock held by the Apollo Purchasers were voted for the Series A Preferred Stock nominees shown above.

The total votes cast concerning the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 65,910,514, (26,589,846 Common Stock, 37,078,850 Class B Stock and 2,241,818 shares of Common Stock on an “as converted” basis) voted "for", 1,493,045 voted "against" and 33,618 “abstentions”.

Item 5. Other Information.

            On October 28, 2002, the Trustees of the 1992 Durwood, Inc. Voting Trust (the "Voting Trust"), who have voting power over all of the Company's outstanding Class B Stock, filed an amendment to their Schedule 13D (the "October 28 Amendment") reporting the conversion of 656,288 shares of Class B Stock into Common Stock and the sale of such shares of Common Stock in private sales to a group of funds (the "Sandler Funds") managed by Sandler Capital Management, existing shareholders of the Company.  The shares sold are no longer subject to the Voting Trust.

            Of the shares sold, 332,000 had been beneficially owned by the Pamela Yax Durwood Marital Trust and the balance by the Stanley H. Durwood Revocable Trust (the "Revocable Trust").  The purpose of the sale by the Revocable Trust was to generate funds to pay estate taxes of Mr. Stanley H. Durwood.

            As a result of the sale, the Voting Trust was the record owner of 3,051,597 shares of Class B Stock, all of which were beneficially owned by the Revocable Trust.  The Class B Stock has ten votes per share and votes with the Common Stock, which has one vote per share, in the election of three of our eight directors.  After giving effect to the sale, the Class B Stock will have 47.9% of the combined voting power of presently outstanding shares in such elections.   Except as required by law or the Company's charter, the Class B Stock votes as a class on all other matters with the holders of Common Stock and holders of our Series A Preferred Stock, the Sandler Funds, who are entitled to vote their shares of Series A Preferred Stock on an as-converted basis.  After giving effect to the sale, the Class B Stock will have 46.2% of the combined voting power of presently outstanding shares on such matters.

            The October 28 Amendment also reported that following the payment of Mr. Durwood's estate taxes, the Revocable Trust would have no further substantial obligations and, as previously reported, the remaining shares beneficially owned by the Revocable Trust would then be distributed to the Stanley H. Durwood Foundation (the "Foundation").  Also, the Schedule 13D reported that because the active administration of Mr. Durwood's estate would be completed upon the distribution of shares to the Foundation, Mr. Raymond F. Beagle, Jr. intended to resign as trustee of the Voting Trust and the Foundation following such distribution.

On November 7, 2002, the Trustees of the Voting Trust filed another amendment (the “November 7 Amendment”) to their Schedule 13D reporting that Mr. Stanley H. Durwood’s estate taxes have been paid from the Revocable Trust and that, as required by the provisions of the Revocable Trust, Voting Trust certificates evidencing the beneficial interest in 3,051,597 shares of Class B Stock held by the Voting Trust have been  transferred from the Revocable Trust to the Foundation. Notwithstanding this transfer of Voting Trust certificates, the Voting Trust remains the record owner of the underlying shares of Class B Stock; voting power of such shares continues to be held by the trustee(s) of the Voting Trust and the trustee(s) of the Voting Trust must consent to any transfer of shares represented by Voting Trust certificates held by a beneficiary,  to any release of shares from the Voting Trust and to any termination of the Voting Trust.   The November 7  Amendment also reported Mr. Beagle’s resignation as trustee of the Voting Trust and the Foundation and amendments to the agreements governing the Voting Trust and the Foundation to allow each entity to have a single trustee.  Mr. Charles J. Egan, Jr. a director of the Company, now serves as sole trustee of both the Voting Trust and the Foundation.  The Greater Kansas City Community Foundation (the “Community Foundation”) is the sole beneficiary of the Foundation.

According to the November 7 Amendment,  the Foundation is a Type I supporting organization under Section 509(a)(3) of the Internal Revenue Code of 1986 and is controlled by and operated exclusively for the benefit of the beneficiary, the Community Foundation. The Foundation’s governing instrument directs the trustees thereunder to distribute all net income of the Foundation and so much of principal as they deem appropriate to establish, support and fund such programs operated, funded or sponsored by the Community Foundation as the Foundation trustees deem appropriate. However, the Foundation’s governing instrument does not mandate distribution of principal over or during any specified period of time. The terms of the Foundation’s governing instrument  empower the trustees of the Foundation to hold shares of stock and Voting Trust certificates and do not require diversification of investments.

As stated in the November 7, Amendment, as the beneficiary of the Foundation, the Community Foundation has the sole and exclusive power to appoint a majority of the Foundation trustees. The trustees appointed by the Community Foundation may appoint additional or successor trustees not required as part of the majority of the trustees appointed by the Community Foundation.  The Community Foundation has appointed Mr. Egan to serve as trustee until his resignation, disability or removal for cause, as defined in the Foundation’s governing instrument. It may remove him as Foundation trustee only for mental or physical incapacity or for gross negligence or intentional disregard of fiduciary duty as a trustee of the Foundation.  As amended, the Foundation’s governing instrument provides for a minimum of one trustee, which number may be increased by the Community Foundation with the consent of the trustee(s) then serving.

Under the Voting Trust agreement, Mr. Egan may appoint and remove additional trustees of the Voting Trust and may designate his successor as trustee under the Voting Trust. Should he die or resign without naming a successor, the Foundation would be entitled to designate a successor voting trustee under the Voting Trust.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION

3.1(a)

Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001) (Incorporated by Reference from Exhibit 3.1 to the Company's Form 8‑K (File No. 1‑8747) filed February 15, 2002).

3.1(b)

Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (Restated for filing purposes in accordance with Rule 102(c) of Regulation S-T) (Incorporated by reference from Exhibit 3.1(b) to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002)

3.2	Bylaws of AMC Entertainment Inc. (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002)
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

4.21	AMC Supplemental Executive Retirement Plan dated January 1, 1994 (incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10‑K (File No. 0‑12429) for the fiscal year ended March 30, 1995).
*9.1	First Amendment to Durwood Voting Trust (Amended and Restated 1992 Durwood, Inc. Voting Trust Agreement dated August 12, 1997) dated October 29, 2002).
*10.27	Retainer Agreement dated October 1, 2002 between the Company and Raymond F. Beagle, Jr.
*99	Certification of periodic report (Chief Executive Officer).
*99.1	Certification of periodic report (Chief Financial Officer).

*          Filed herewith

(b)        Reports on Form 8-K

            On July 11, 2002, we filed a Form 8-K reporting under Item 9. the date of our first quarter earnings conference call and webcast for fiscal 2003.

On July 22, 2002, we filed a Form 8-K reporting under Item 9. a press release announcing first quarter operating results for fiscal 2003.

On August 13, 2002, we filed a Form 8-K reporting under Items 7. and 9. statements under oath of our Principal Executive Officer and Principal Financial Officer.

On October 15, 2002, we filed a Form 8-K reporting under Item 9. the date of our second quarter earnings conference call and webcast for fiscal 2003.

On October 22, 2002, we filed a Form 8-K reporting under Item 9. a press release announcing second quarter operating results for fiscal 2003.
SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.

Date: November 8, 2002	/s/ Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

Date: November 8, 2002	/s/ Craig R. Ramsey
Executive Vice President
Chief Financial Officer and
Secretary

CERTIFICATIONS

I, Peter C. Brown, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMC Entertainment Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

CERTIFICATIONS

I, Craig R. Ramsey, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AMC Entertainment Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Craig R. Ramsey
Executive Vice President
Chief Financial Officer and
Secretary