Form 10-Q
period 2002-12-26
AMC ENTERTAINMENT INC
filed 2003-02-05
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended December 26, 2002

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

Yes     x     No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of December 26, 2002

Common Stock, 66 2/3 par value	33,250,716
Class B Stock	3,051,597

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	December 26,	December 27,	December 26,	December 27,
	2002	2001	2002	2001
	(Unaudited)			(Unaudited)
Revenues
Admissions	$ 292,117	$ 212,373	$ 908,818	$ 670,489
Concessions	109,984	83,449	356,300	268,461
Other theatre	13,483	8,349	36,742	32,433
NCN and other	16,836	12,582	43,284	32,471
Total revenues	432,420	316,753	1,345,144	1,003,854
Expenses
Film exhibition costs	158,458	114,989	502,516	367,106
Concession costs	13,217	9,831	44,746	33,949
Theatre operating expense	105,672	79,634	325,374	244,585
Rent	75,362	58,626	223,474	176,359
NCN and other	14,017	11,845	38,369	34,302
General and administrative	11,058	8,666	53,509	25,359
Preopening expense	1,630	2,182	2,878	3,988
Theatre and other closure expense	4,066	1,736	5,296	1,824
Depreciation and amortization	31,836	26,300	93,253	73,870
Loss (gain) on disposition of assets	390	16	(1,032)	(1,826)
Total costs and expenses	415,706	313,825	1,288,383	959,516
Other expense	-	-	-	3,754
Interest expense
Corporate borrowings	14,905	10,977	48,263	33,927
Capital and financing lease obligations	3,215	3,013	8,645	9,773
Investment income	(737)	(262)	(2,522)	(843)
Total other expense	17,383	13,728	54,386	46,611
Earnings (loss) before income taxes	(669)	(10,800)	2,375	(2,273)
Income tax provision	(2,000)	(1,800)	4,700	(400)
Net earnings (loss)	$ 1,331	$ (9,000)	$ (2,325)	$ (1,873)
Preferred dividends	6,250	7,790	20,897	20,587
Net loss for common shares	$ (4,919)	$ (16,790)	$ (23,222)	$ (22,460)
Net loss per share:
Basic	$ (.14)	$ (.72)	$ (.64)	$ (.96)
Diluted	$ (.14)	$ (.72)	$ (.64)	$ (.96)
Average shares outstanding:
Basic	36,302	23,469	36,294	23,469
Diluted	36,302	23,469	36,294	23,469

See Notes to Consolidated Financial Statements.
AMC ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 26,	March 28,
	2002	2002
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$ 241,164	$ 219,432
Receivables, net of allowance for doubtful accounts of $2,155
as of December 26, 2002 and $1,297 as of March 28, 2002	42,742	24,195
Other current assets	50,964	48,416
Total current assets	334,870	292,043
Property, net	910,534	776,113
Intangible assets, net	35,885	5,369
Goodwill	58,691	30,276
Deferred income taxes	151,715	127,115
Other long-term assets	54,817	48,254
Total assets	$1,546,512	$1,279,170
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 125,484	$ 110,993
Accrued expenses and other liabilities	178,950	136,196
Current maturities of capital and financing lease obligations	2,861	2,627
Total current liabilities	307,295	249,816
Corporate borrowings	668,570	596,540
Capital and financing lease obligations	77,132	54,429
Other long-term liabilities	185,038	120,029
Total liabilities	1,238,035	1,020,814
Commitments and contingencies
Stockholders' equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 275,463 shares issued and outstanding as of December 26, 2002 and 261,989 shares issued and outstanding as of March 28, 2002 (aggregate liquidation preference of $280,107 as of December 26, 2002 and $266,406 as of March 28, 2002)	184	175
Common Stock, 66 2/3¢ par value; 33,286,103 shares issued as of December 26, 2002
and 30,038,046 shares issued as of March 28, 2002	22,191	20,025
Convertible Class B Stock, 66 2/3¢ par value; 3,051,597 shares
issued and outstanding as of December 26, 2002 and 3,801,545 shares issued and outstanding as of March 28, 2002	2,035	2,535
Additional paid-in capital	463,995	430,902
Accumulated other comprehensive income	(9,506)	(16,967)
Accumulated deficit	(169,840)	(167,515)
	309,059	269,155
Less:
Employee notes for Common Stock purchases	-	10,430
Common Stock in treasury, at cost, 35,387 shares as of
December 26, 2002 and March 28, 2002	582	369
Total stockholders' equity	308,477	258,356
Total liabilities and stockholders' equity	$1,546,512	$1,279,170

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirty-nine Weeks Ended
	December 26,	December 27,
	2002	2001
	(Unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$ (2,325)	$ (1,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	93,253	73,870
Special compensation related to forgiveness of loans to executive officers	10,538	-
Stock-based compensation expense	1,595	327
Deferred income taxes	2,900	(400)
Gain on disposition of long-term assets	(1,032)	(1,826)
Change in assets and liabilities, net of effects from acquisition of GC Companies, Inc.:
Receivables	(13,349)	(8,477)
Other assets	(1,449)	1,839
Accounts payable	3,292	655
Accrued expenses and other liabilities	18,298	7,428
Other, net	2,152	761
Net cash provided by operating activities	113,873	72,304
Cash flows from investing activities:
Capital expenditures	(76,057)	(50,738)
Proceeds from sale/leasebacks	43,665	7,486
Construction project costs:
Reimbursable by landlord	(33,386)	(26,669)
Reimbursed by landlord	11,352	21,840
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	(47,409)	-
Additional costs related to Gulf States Theatres acquisition	(738)	-
Purchase of leased furniture, fixtures and equipment	(7,052)	(23,739)
Proceeds from disposition of long-term assets	4,877	3,930
Other, net	(1,189)	(2,370)
Net cash used in investing activities	(105,937)	(70,260)
Cash flows from financing activities:
Net proceeds from preferred stock issuance	-	230,033
Net repayments under revolving Credit Facility	-	(208,000)
Construction project costs reimbursed by landlord	17,855	881
Principal payments under capital and financing lease obligations	(1,934)	(2,047)
Change in cash overdrafts	(1,640)	(3,471)
Change in construction payables	(1,099)	(5,021)
Deferred financing costs and other	(336)	230
Net cash provided by financing activities	12,846	12,605
Effect of exchange rate changes on cash and equivalents	950	(296)
Net increase in cash and equivalents	21,732	14,353
Cash and equivalents at beginning of period	219,432	34,075
Cash and equivalents at end of period	$ 241,164	$ 48,428

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Thirty-nine Weeks Ended
	December 26,	December 27,
	2002	2001
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amounts capitalized of $2,933 and $2,005)	$ 41,829	$ 35,945
Income taxes paid (refunded)	(9,858)	(183)

Schedule of non-cash investing and financing activities:
Preferred dividends	$ 20,897	$ 20,587

See Note 2 - Acquisitions for information about the non-cash components of the acquisition of GC Companies, Inc.

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 26, 2002
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

            AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its wholly-owned subsidiary AMC-GCT, Inc. (formerly known as GC Companies, Inc., "AMC-GCT"), AMC Theatres of Canada (a division of AMC Entertainment International, Inc.), AMC Entertainment International, Inc. and National Cinema Network, Inc. ("NCN"). (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom.  The Company's North American theatrical exhibition business is conducted under the AMC Theatres brand through AMC, AMC-GCT and AMC Theatres of Canada.  The Company's International theatrical exhibition business is conducted through AMC Entertainment International, Inc.  The Company is also involved in the business of providing advertising services to AMC Theatres and other theatre circuits through NCN.

            The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 28, 2002.  In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations.  Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 26, 2002 are not necessarily indicative of the results to be expected for the fiscal year (53 weeks) ending April 3, 2003.

            The March 28, 2002 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

            Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

NOTE 2 – ACQUISITIONS

On March 15, 2002, the Company acquired the operations and related assets of Gulf States Theatres ("GST") for a cash purchase price of approximately $45,758,000.  In connection with the acquisition, the Company leased five theatres with 68 screens in the New Orleans, Louisiana area.  All five of the theatres feature stadium seating and have been built since 1997 and strengthen the Company’s position in the New Orleans market.  The following is a summary of the allocation of the purchase price to the assets acquired from GST, based on a preliminary independent third party valuation study:

(In thousands)
Property, net	$ 11,396
Intangible assets	8,540
Goodwill	25,822
Total purchase price	$ 45,758

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

Amounts allocated to intangible assets relate to $8,200,000 for a non-competition and consulting agreement and $340,000 for an acquired trademark.  The amortization periods for the non-competition and consulting agreement and trademark are seven years and 20 years, respectively.  Amortization expense and accumulated amortization are as follows:

		Thirteen Weeks Ended	Thirty-nine Weeks Ended
	December 26,	December 27,		December 26,	December 27,
(In thousands)	2002	2001		2002	2001
Amortization expense of non-competition and consulting agreement	$ 292	$ -	$ 877	$ -
Amortization expense of trademark	4	-	13	-
Total	$ 296	$ -	$ 890	$ -

				As of December 26,	As of March 28,
(In thousands)				2002	2002
Accumulated amortization of non-competition and consulting agreement			$ 877	$ -
Accumulated amortization of trademark			13	-
Total			$ 890	$ -

Estimated amortization expense for the current and each of the next five fiscal years is $1,171,000 under the non-competition and consulting agreement and $17,000 for the trademark.

On March 29, 2002, the Company acquired GC Companies, Inc. pursuant to a plan of reorganization sponsored by the Company for an estimated purchase price of $168,492,000 (net of $6,500,000 from the sale of GC Companies’ portfolio of venture capital investments on the effective date), which includes cash payments of $70,054,000, the issuance of $72,880,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 with a fair value of $71,787,000 and the issuance of 2,430,429 shares of common stock, with an aggregate fair value of $33,151,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan).  As of December 26, 2002, $5,420,000 of the cash portion of the purchase price was unpaid.  Acquisition of the GC theatre circuit expands the Company’s national footprint of industry-leading theatres, especially in key markets in the Northeast and upper Midwest. The acquisition includes 66 theatres with 621 screens in the United States, 3 managed theatres with 20 screens in the United States and a 50% interest in a joint venture that operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay.

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

(In thousands)
Cash and equivalents	$ 10,725
Current assets	11,503
Property, net	142,402
Intangible assets	27,699
Goodwill	32,869
Deferred income taxes	27,500
Other long-term assets	7,738
Current liabilities	(34,756)
Other long-term liabilities	(57,188)
Total purchase price	$ 168,492

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

            Amounts allocated to intangible assets relate to $24,045,000 of favorable leases assumed by AMC-GCT and gift certificate and discount ticket customer lists of $3,654,000.  The weighted average amortization period for favorable leases and customer lists is approximately 10 years and 2 years, respectively.  Amortization expense and accumulated amortization are as follows:

Thirteen Weeks Ended				Thirty-nine Weeks Ended
December 26,		December 27,	December 26,	December 27,
(In thousands)	2002	2001	2002	2001
Amortization expense of favorable leases	$ 663	$ -	$ 1,913	$ -
Amortization expense of customer lists	469	-	1,197	-
Total	$ 1,132	$ -	$ 3,110	$ -

			As of December 26,	As of March 28,
(In thousands)			2002	2002
Accumulated amortization of favorable leases			$ 1,913	$ -
Accumulated amortization of customer lists			1,197	-
Total			$ 3,110	$ -

Estimated amortization expense for the current and next five fiscal years is as follows:

(In thousands)	Favorable Leases	Customer Lists	Total
2003	$ 2,689	$ 1,827	$ 4,516
2004	2,474	1,827	4,301
2005	2,467	-	2,467
2006	2,467	-	2,467
2007	2,366	-	2,366
2008	2,329	-	2,329

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

(In thousands, except per share data)	Thirteen Weeks Ended December 26, 2002	Pro Forma Thirteen Weeks Ended December 27, 2001	Thirty-nine Weeks Ended December 26, 2002	Pro Forma Thirty-nine Weeks Ended December 27, 2001
Revenues
Admissions	$ 292,117	$ 269,741	$ 908,818	$ 843,939
Concessions	109,984	107,833	356,300	342,776
Other theatre	13,483	11,417	36,742	41,687
NCN and other	16,836	12,582	43,284	32,471
Total Revenues	432,420	401,573	1,345,144	1,260,873
Expenses
Film exhibition costs	158,458	147,277	502,516	462,115
Concession costs	13,217	14,186	44,746	46,614
Theatre operating expense	105,672	103,807	325,374	319,049
Rent	75,362	71,652	223,474	215,277
NCN and other	14,017	11,845	38,369	34,302
General and administrative	11,058	8,944	53,509	26,472
Preopening expense	1,630	2,182	2,878	3,988
Theatre and other closure expense	4,066	1,736	5,296	1,824
Reorganization items	-	2,433	-	4,569
Depreciation and amortization	31,836	32,347	93,253	92,011
Loss (gain) on disposition of assets	390	16	(1,032)	(1,826)
Total costs and expenses	415,706	396,425	1,288,383	1,204,395
Other expense	-	-	-	3,754
Interest expense
Corporate borrowings	14,905	12,708	48,263	39,120
Capital and financing lease obligations	3,215	3,013	8,645	9,773
Investment income	(737)	(262)	(2,522)	(843)
Total other expense	17,383	15,459	54,386	51,804
Earnings (loss) before income taxes	(669)	(10,311)	2,375	4,674
Income tax provision	(2,000)	(1,700)	4,700	2,200
Net earnings (loss)	$ 1,331	$ (8,611)	$ (2,325)	$ 2,474
Preferred dividends	6,250	7,790	20,897	20,587
Net loss for shares of common stock	$ (4,919)	$ (16,401)	$ (23,222)	$ (18,113)
Net loss per share of common stock:
Basic	$ (0.14)	$ (0.63)	$ (0.64)	$ (0.70)
Diluted	$ (0.14)	$ (0.63)	$ (0.64)	$ (0.70)
Average shares outstanding:
Basic	36,302	25,884	36,294	25,884
Diluted	36,302	25,884	36,294	25,884

NOTE 3 - LOSS PER COMMON SHARE

            Basic loss per share is computed by dividing net loss for common shares by the weighted-average number of common shares outstanding.  The dilutive effect of Series A Convertible Preferred Stock is considered in the computation of basic loss per common share in accordance with EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share.  Diluted loss per share includes the effects of outstanding stock options, stock awards and Series A Convertible Preferred Stock, if dilutive.

            The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights, between the two classes of common stock.

            The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

Thirteen Weeks Ended	Thirty-nine Weeks Ended
December 26,	December 27,	December 26,	December 27,
2002	2001	2002	2001

Numerator:
Net earnings (loss)	$ 1,331	$ (9,000)	$ (2,325)	$ (1,873)
Dividends on Series A Preferred	6,250	7,790	20,897	20,587
Loss for common shares	$ (4,919)	$ (16,790)	$ (23,222)	$ (22,460)
Denominator:
Average common shares outstanding	36,302	23,469	36,294	23,469
Series A Preferred	-	-	-	-
Shares for basic earnings per common share	36,302	23,469	36,294	23,469
Stock options	-	-	-	-
Stock awards	-	-	-	-
Shares for diluted earnings per common share	36,302	23,469	36,294	23,469
Loss per common share	$ (.14)	$ (.72)	$ (.64)	$ (.96)
Further dilution from applying the "two-class" method	-	-	-	-
Basic loss per common share	$ (.14)	$ (.72)	$ (.64)	$ (.96)
Diluted loss per common share	$ (.14)	$ (.72)	$ (.64)	$ (.96)

         During the thirteen and thirty-nine weeks ended December 26, 2002, 38,526,294 and 37,868,141 shares of Common Stock and $6,250,000 and $20,897,000 dividends from the assumed conversion of Series A Preferred, respectively, were excluded from the computation of diluted loss per common share because they were anti-dilutive.

         During the thirteen and thirty-nine weeks ended December 26, 2002, incremental shares from stock awards and options to purchase common shares of 344,521 and 456,950, respectively, were excluded from the computation of diluted loss per common share because they were anti-dilutive.

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

NOTE 4 - COMPREHENSIVE EARNINGS (LOSS)

            The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 26,	December 27,	December 26,	December 27,
	2002	2001	2002	2001

Net earnings (loss)	$ 1,331	$ (9,000)	$ (2,325)	$ (1,873)
Foreign currency translation adjustment	2,097	(3,170)	8,294	(829)
Unrealized loss on marketable equity securities	(833)	-	(833)	-
Total comprehensive earnings (loss)	$ 2,595	$ (12,170)	$ 5,136	$ (2,702)

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

During fiscal 2003, holders of the Company's Class B Stock converted 749,948 shares of Class B Stock into 749,948 shares of Common Stock.  On March 29, 2002, the Company issued 2,430,429 shares of Common Stock in connection with the acquisition of GC Companies, Inc.  During fiscal 2003, the Company issued 67,680 shares of Common Stock for employee stock option exercises and stock awards.  The Company subsequently acquired 14,887 of such shares of Common Stock from the employees related to payment of taxes on stock awards for $213,000.

During the thirteen weeks ended December 26, 2002, the Company recorded dividends of 4,644 shares of Series A Preferred valued at $6,250,000.  During the thirty-nine weeks ended December 26, 2002, the Company recorded dividends of 13,701 shares of Series A Preferred valued at $20,897,000.

NOTE 6 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

            A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows (in thousands):

	Thirty-nine Weeks Ended
	December 26, 2002	December 27, 2001
Beginning Balance	$ 24,140	$ 32,092
Theatre and other closure expense	5,296	1,824
Interest expense	2,729	3,570
Gain on disposition of assets	-	(1,682)
Transfer of deferred rent and capital lease obligations	758	6,237
General and administrative expense	61	75
Payments	(6,475)	(17,104)
Ending Balance	$ 26,509	$ 25,012

NOTE 7 - INCOME TAXES

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Weeks Ended
	December 26, 2002	December 27, 2001
Federal statutory rate	35.0%	35.0%
Executive compensation	168.4	-
Preferred stock issuance costs	-	(6.3)
Other non-deductible expenses	-	(1.5)
Valuation allowance	4.4	(10.4)
State income taxes, net of federal tax benefit	33.2	1.8
Deductible portion of GC purchase price	(58.3)	-
Other, net	15.2	(1.0)
Effective tax rate	197.9%	17.6%

            The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods.  As a consequence, permanent differences which are not deductible for federal income tax purposes serve to increase the effective federal income tax rate of 35% expense.  At the end of the third quarter, the Company estimated its effective tax rate would be 197.9% for the year ending April 3, 2003 because of the foregoing permanent difference items.

NOTE 8 - OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

Thirteen Weeks Ended		Thirty-nine Weeks Ended
December 26, 2002	December 27, 2001	December 26, 2002	December 27, 2001

Revenues

North American theatrical exhibition	$ 390,500	$ 279,848	$ 1,226,231	$ 899,247
International theatrical exhibition	25,084	24,323	75,629	72,136
NCN and other	16,836	12,582	43,284	32,471
Total revenues	$ 432,420	$ 316,753	$ 1,345,144	$1,003,854

Adjusted EBITDA (1)

North American theatrical exhibition	$ 64,739	$ 41,574	$ 211,824	$ 149,670
International theatrical exhibition	(1,864)	(483)	(6,074)	(286)
NCN and other	2,819	737	4,915	(1,831)
Total segment Adjusted EBITDA	65,694	41,828	210,665	147,553
General and administrative (net of stock-based and special compensation expense)	10,554	8,551	32,743	25,032
Total Adjusted EBITDA	$ 55,140	$ 33,277	$ 177,922	$ 122,521

A reconciliation of loss before income taxes to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 26, 2002	December 27, 2001	December 26, 2002	December 27, 2001
Earnings (loss) before income taxes	$ (669)	$ (10,800)	$ 2,375	$ (2,273)
Plus:
Interest expense	18,120	13,990	56,908	43,700
Depreciation and amortization	31,836	26,300	93,253	73,870
Stock-based and special compensation expense	504	115	20,766	327
Preopening expense	1,630	2,182	2,878	3,988
Theatre and other closure expense	4,066	1,736	5,296	1,824
Loss (gain) on disposition of assets	390	16	(1,032)	(1,826)
Investment income	(737)	(262)	(2,522)	(843)
Other expense	-	-	-	3,754
Adjusted EBITDA	$ 55,140	$ 33,277	$ 177,922	$ 122,521

      Information about the Company's land, buildings and improvements, leasehold improvements and furniture fixtures and equipment by operating segment is as follows (in thousands):

	December 26, 2002	December 27, 2001
Property
North American theatrical exhibition	$ 1,278,292	$ 1,111,238
International theatrical exhibition	128,369	89,914
NCN and other	15,477	14,131
Total segment property	1,422,138	1,215,283
Construction in progress	57,068	48,600
Corporate	46,704	34,870
	1,525,910	1,298,753
Less accumulated depreciation	(615,376)	(528,119)
Property, net	$ 910,534	$ 770,634

(1) Represents net earnings (loss) plus interest expense, income taxes, depreciation and amortization and adjusted for stock-based and special compensation expense (related primarily to forgiveness of loans to executive officers) of $504 and $20,766 included in general and administrative expense during the thirteen and thirty-nine weeks ended December 26, 2002, respectively, and $115 and $327 included in general and administrative expenses during the thirteen and thirty-nine weeks ended December 27, 2001, respectively, preopening expense, theatre and other closure expense, gain on disposition of assets and investment income, and excludes other expense of $3,754 (in fiscal 2002) incurred in connection with the issuance of Preferred Stock.    Adjusted EBITDA is not a presentation made in accordance with generally accepted accounting principles and is not a measure of financial condition or profitability.  This financial information represents the primary measure that management uses to evaluate the performance of the Company's operating segments. Management also believes Adjusted EBITDA provides investors with additional information for estimating the Company's value.  Although management uses this measure, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

NOTE 9 - CONTINGENCIES

              The Company, in the normal course of business, is party to various legal actions.  Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.  We have established reserves for certain of these legal actions where losses are deemed probable and can be reasonably estimated.

              The Company is the defendant in two coordinated cases now pending in California before the San Francisco County Superior Court, Weaver v. AMC Entertainment Inc. (filed March 2000 in Superior Court of California, San Francisco County) and Geller v. AMC Entertainment Inc. (filed May 2000 in Superior Court of California, San Bernardino County).   The litigation is based upon California Civil Code Section 1749.5, which provides that "on or after January 1, 1997, it is unlawful for any person or entity to sell a gift certificate to a purchaser containing an expiration date."  Weaver was brought on behalf of all persons in California who, on or after January 1, 1997, purchased or received an AMC Gift of Entertainment ("GOE") containing an expiration date.  Geller was brought by a plaintiff who allegedly received an AMC discount ticket in California containing an expiration date  on behalf of  all California purchasers of these "gift certificates" purchased from any AMC theatre, store, location, web-site or other venue owned or controlled by AMC since January 1, 1997.  Both complaints allege unfair competition and seek injunctive relief.  Geller seeks restitution of all expired "gift certificates" purchased in California since January 1, 1997 and not redeemed.  Weaver seeks disgorgement of all revenues and profits obtained since January 1997 from sales of "gift certificates" containing an expiration date, as well as actual and punitive damages.  The Company has denied any liability, answering that GOEs and discount tickets are not a "gift certificate" under the statute and that, in any event, no damages have occurred.  In May  2001, following a special trial on the issue, the court ruled that the GOEs and discount tickets are "gift certificates."  Subsequently, the court certified a plaintiff class consisting of holders of GOE's or discount tickets which did not contain disclaimers that expiration dates did not apply where prohibited by state law.  The Company intends to appeal the May 2001 ruling and to continue defending the cases vigorously.

United States of America v. AMC Entertainment Inc. and America Multi-Cinema, Inc. (Case No. 99-01034FM(SHx).  As previously reported, on January 29, 1999 the Department of Justice filed suit alleging that the Company has designed, constructed and operated two of its motion picture theatres in the Los Angeles area and unidentified theatres elsewhere having stadium-style seating in violation of Department of Justice regulations implementing Title III of the Americans with Disabilities Act of 1990 (ADA) and related "Standards for Accessible Design."  The complaint alleges various types of non-compliance with the Standards, but relates primarily to lines of sight provided to wheelchair patrons.  The Department of Justice seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

            On November 22, 2002, the trial court entered summary judgment in favor of the Department of Justice on line of sight aspects of the case, which concern the location of wheelchair spaces in stadium-style auditoriums.  The trial court, in its decision, disagreed with the prior line of sight ruling of the Oregon District Court in Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. (Case No. 00-485-K1), finding it unpersuasive.  The trial court and the Oregon District Court are in the same appellate circuit.   On January 23, 2003, the court agreed with the Company that an interlocutory appeal to the Ninth Circuit Court of Appeals was now appropriate.  However, as both parties had acknowledged that the Oregon case presented the same line of sight issue and had been briefed and argued before the Ninth Circuit Court of Appeals in December 2002, the court said that an appropriate course of action would now be to await the decision of the Ninth Circuit Court of Appeals.

  In its line of sight decision, the trial court ruled that wheelchair spaces located solely in the sloped floor portion of stadium-style auditoriums fail to provide lines of sight comparable to those for members of the general public. In so doing, the trial court found unpersuasive the decisions of the United States Court of Appeals for the Fifth Circuit (Lara v. Cinemark USA, Inc.( Case No. 99-0204)),  the United States District Court for Northern Ohio (United States of America v. Cinemark USA, Inc. (Case No. 1:99CV0705))and the United States District Court for Oregon (Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. (Case No. 00-485-K1)).  Each of these courts previously ruled that the regulation which requires wheelchair spaces to provide lines of sight comparable to those for members of the general public means that the wheelchair patrons should have an unobstructed view of the screens and be located among the existing seating. In each of these prior decisions, the courts approved designs locating wheelchair spaces solely in the sloped floor portion of stadium-style auditoriums.  Although a recent decision of the United States District Court for the Northern District of New York (Meineker v. Hoyts Cinemas Corp. (Case No 1:98-CV-1526))has said that comparability requires more than unobstructed lines of sight, on a factual basis the New York court approved wheelchair seating located in the sloped floor portion of a stadium-style auditorium. Each of the Oregon, Ohio and New York federal court decisions referred to above have been appealed, and the appeal of the Oregon decision, which arose in the same appellate circuit as the Company's California case and involves the same line of sight issue before the trial court, was recently argued before the Ninth Circuit Court of Appeals.  A decision from the Ninth Circuit is expected in from six to nine months.

            The trial court did not address specific changes which might be required of the Company's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theater layout.

              On January 21, 2003, the trial court also entered summary judgment in favor of the Department of Justice on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes and the location and size of handrails. In its non-line of sight decision, the trial court concluded that the Company has violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA.  As was the case with its line of sight decision, the trial court's non-line of sight decision did not address specific changes that the Company might be required to make, reserving this for the remedies stage of the litigation.

The Company intends to appeal the trial court's decisions.

NOTE 10 - SUBSEQUENT EVENTS

On February 5, 2003, the Company announced plans to integrate the accounting, administrative, information technology and certain sales administrative functions of NCN into the Company's worldwide headquarters in Kansas City, Missouri.

As a result of this plan, the Company anticipates eliminating approximately 90 full-time and 55 part-time positions.  This integration will occur over the next 3 to 6 months and will result in employee termination costs of approximately $1.1 million, the majority of which will be recorded in fiscal year 2003.  In addition, the Company anticipates office closure and other costs of approximately $1.1 million, the majority of which will be recorded in fiscal year 2004.

See Item 5 of Part II – Other Information for additional discussion.

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

General

            We acquired Gulf States Theatres on March 15, 2002 and GC Companies, Inc. on March 29, 2002 (collectively, the "Acquisitions"), which significantly increased our size.  In the Gulf States Theatres acquisition, we acquired 5 theatres with 68 screens in the New Orleans area and in the GC Companies acquisition, we acquired 66 theatres with 621 screens in the United States.  Accordingly, results of operations for the thirteen and thirty-nine weeks ended December 26, 2002, which include a full thirteen and thirty-nine weeks, respectively, of operations of the businesses we acquired, are not comparable to our results for the thirteen and thirty-nine weeks ended December 27, 2001 (see Note 2 - Acquisitions).

Operating Results

            Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s North American and International theatrical exhibition operations and NCN and other businesses.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended

December 26, 2002	December 27, 2001		% Change	December 26, 2002	December 27, 2001	% Change
	(Dollars in thousands)			(Dollars in thousands)

Revenues

North American theatrical exhibition
Admissions	$ 272,983	$ 193,016	41.4%	$ 849,983	$ 612,837	38.7%
Concessions	104,877	78,983	32.8	341,295	255,541	33.6
Other theatre	12,640	7,849	61.0	34,953	30,869	13.2
	390,500	279,848	39.5	1,226,231	899,247	36.4
International theatrical exhibition
Admissions	19,134	19,357	(1.2)	58,835	57,652	2.1
Concessions	5,107	4,466	14.4	15,005	12,920	16.1
Other theatre	843	500	68.6	1,789	1,564	14.4
	25,084	24,323	3.1	75,629	72,136	4.8
NCN and other	16,836	12,582	33.8	43,284	32,471	33.3
Total revenues	$ 432,420	$ 316,753	36.5%	$1,345,144	$1,003,854	34.0%
Cost of Operations
North American theatrical exhibition
Film exhibition costs	$ 148,736	$ 104,576	42.2%	$ 471,951	$ 336,467	40.3%
Concession costs	11,820	8,507	38.9	40,432	30,100	34.3
Theatre operating expense	98,244	73,396	33.9	303,738	226,825	33.9
Rent	66,961	51,795	29.3	198,286	156,185	27.0
Preopening expense	1,393	1,007	38.3	2,360	2,754	(14.3)
Theatre and other closure expense	337	1,736	(80.6)	1,567	1,824	(14.1)
	327,491	241,017	35.9	1,018,334	754,155	35.0
International theatrical exhibition
Film exhibition costs	9,722	10,413	(6.6)	30,565	30,639	(0.2)
Concession costs	1,397	1,324	5.5	4,314	3,849	12.1
Theatre operating expense	7,428	6,238	19.1	21,636	17,760	21.8
Rent	8,401	6,831	23.0	25,188	20,174	24.9
Preopening expense	237	1,175	(79.8)	518	1,234	(58.0)
Theatre and other closure expense	3,729	-	n/a	3,729	-	n/a
	30,914	25,981	19.0	85,950	73,656	16.7
NCN and other	14,017	11,845	18.3	38,369	34,302	11.9
General and administrative	11,058	8,666	27.6	53,509	25,359	*
Depreciation and amortization	31,836	26,300	21.0	93,253	73,870	26.2
Loss (gain) on disposition of assets	390	16	*	(1,032)	(1,826)	(43.5)
Total costs and expenses	$ 415,706	$ 313,825	32.5%	$1,288,383	$ 959,516	34.3%

*Percentage change in excess of 100%.
Thirteen Weeks Ended December 26, 2002 and December 27, 2001

            Revenues.  Total revenues increased 36.5%, or $115,667,000, during the thirteen weeks ended December 26, 2002 compared to the thirteen weeks ended December 27, 2001.  Of this increase, approximately $88,000,000 resulted from the Acquisitions and the opening of six new theatres with 109 screens since December 27, 2001.

            North American theatrical exhibition revenues increased 39.5%. Admissions revenues increased 41.4% due to a 26.2% increase in attendance and a 12.0% increase in average ticket price. Attendance increased due to the addition of 75 theatres with 762 screens since December 27, 2001, including the Acquisitions, and a 0.5% increase in attendance at comparable theatres (theatres opened before the third quarter of fiscal 2002).  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 32.8% due to the increase in attendance and a 5.2% increase in average concessions per patron.

            International theatrical exhibition revenues increased 3.1%. Admissions revenues decreased 1.2% due to a 2.2% decrease in average ticket price offset by a 1.1% increase in attendance.  The increase in attendance was due to the addition of two new theatres with 36 screens since December 27, 2001. We opened one theatre with 16 screens in the United Kingdom on January 25, 2002 and one theatre with 20 screens in Spain on October 18, 2002. Attendance at comparable theatres decreased 15.6%, primarily at our theatres in Japan and Hong Kong due to a decline in the popularity of film product.  Concession revenues increased 14.4% due to a 13.2% increase in concessions per patron and the increase in total attendance.  International revenues were positively impacted by a weaker U.S. dollar.

            Revenues from NCN and other increased 33.8% due to an increase in advertising revenues at NCN. We believe the increase is related to conditions in the general economy that lead to increased spending by advertisers and a sales effort focused on national accounts.

            Costs and expenses.  Total costs and expenses increased 32.5%, or $101,881,000, during the thirteen weeks ended December 26, 2002 compared to the thirteen weeks ended December 27, 2001.  Of this increase, approximately $78,000,000 resulted from the Acquisitions and the opening of six new theatres with 109 screens since December 27, 2001.

            North American theatrical exhibition costs and expenses increased 35.9%. Film exhibition costs increased 42.2% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.5% in the current period as compared with 54.2% in the prior period.  Concession costs increased 38.9% due to the increase in concessions revenues.  As a percentage of concessions revenues, concession costs were 11.3% in the current period compared with 10.8% in the prior period. As a percentage of revenues, theatre operating expense was 25.2% in the current period as compared to 26.2% in the prior period.  Rent expense increased 29.3% due to the Acquisitions and the opening of new theatres and screens since December 27, 2001. During the thirteen weeks ended December 26, 2002, we recognized $337,000 of theatre and other closure expense related primarily to the closure of one theatre with seven screens.

            International theatrical exhibition costs and expenses increased 19.0%. Film exhibition costs decreased 6.6% due to lower admission revenues, primarily in Japan, where film exhibition costs as a percentage of admissions revenues are generally higher than in Europe.  Concession costs increased 5.5% due to the increase in concessions revenues. Theatre operating expense increased 19.1% and rent expense increased 23.0% due primarily to the addition of our new theatre in the United Kingdom.  On October 23, 2002, we ceased operating six of the existing 20 screens at our theatre in France, which is expected to further reduce our operating costs.  On December 5, 2002, we reached a final lease renegotiation agreement with the landlord at this theatre.  The terms of the agreement included a payment to the landlord of approximately $8,000,000 and a reduction in future minimum rentals of approximately $1,200,000 annually over the remaining term of the lease (17 years).  We recorded a charge for theatre closure of $3,729,000 during the third quarter of fiscal 2003 related to the lease renegotiation and screen closures. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, which negatively impacted consolidated loss before income taxes by approximately $600,000.

            Costs and expenses from NCN and other increased 18.3% due to the increase in advertising revenues at NCN.

            General and Administrative.  General and administrative expenses increased $2,392,000 due primarily to increases in incentive and stock-based compensation expense.

            Depreciation and Amortization.  Depreciation and amortization increased 21.0%, or $5,536,000.  The increase was primarily caused by an increase in depreciation of $3,264,000 related to the Acquisitions and theatres that we have opened since December 27, 2001.

            Loss (gain) on Disposition of Assets.  Loss on disposition of assets increased from a loss of $16,000 in the prior period to a loss of $390,000 during the current period.

            Interest Expense.  Interest expense increased 29.5% due to an increase in average outstanding borrowings and interest rates.  We issued $175,000,000 of 9 7/8% Senior Subordinated Notes due 2012 on January 11, 2002 and $72,880,000 of 9 1/2% Senior Subordinated Notes due 2011 on March 29, 2002.

            Income Tax Provision.  The benefit for income taxes is $2,000,000 in the current period and $1,800,000 in the prior period. The effective tax rate was 299.0% for the current period compared to 16.7% for the previous period. The increase in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense related to forgiveness of loans to executive officers.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries.

Net Loss for Shares of Common Stock.  Net loss for shares of common stock decreased during the thirteen weeks ended December 26, 2002 to a loss of $4,919,000 from a loss of $16,790,000 in the prior period. Basic loss per share of common stock was $.14 compared to a loss of $.72 in the prior period.  Preferred Stock dividends of 4,644 shares of Preferred Stock valued at $6,250,000 were recorded during the current period.  Preferred Stock dividends of 4,343 shares of Preferred Stock valued at $7,790,000 were recorded during the prior period.

Thirty-nine Weeks Ended December 26, 2002 and December 27, 2001

            Revenues.  Total revenues increased 34.0%, or $341,290,000, during the thirty-nine weeks ended December 26, 2002 compared to the thirty-nine weeks ended December 27, 2001.  Of this increase, approximately $284,000,000 resulted from the Acquisitions and the opening of six new theatres with 109 screens since December 27, 2001.

            North American theatrical exhibition revenues increased 36.4%. Admissions revenues increased 38.7% due to a 28.6% increase in attendance and a 7.9% increase in average ticket price. Attendance increased due to the addition of 75 theatres with 762 screens since December 27, 2001 including the Acquisitions and a 1.5% increase in attendance at comparable theatres (theatres opened before fiscal 2002).  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 33.6% due to the increase in attendance and a 3.9% increase in average concessions per patron.

            International theatrical exhibition revenues increased 4.8%. Admissions revenues increased 2.1% due to a 3.1% increase in attendance offset by a 1.0% decrease in average ticket price. The increase in attendance was due to the addition of two new theatres with 36 screens since December 27, 2001. Attendance at comparable theatres decreased 8.1%, primarily at our theatres in Japan, Hong Kong and Spain due to a decline in the popularity of film product.  Concession revenues increased 16.1% due to a 12.7% increase in concessions per patron and the increase in attendance.  International revenues were positively impacted by a weaker U.S. dollar.

            Revenues from NCN and other increased 33.3% due to an increase in advertising revenues at NCN. We believe the increase is related to conditions in the general economy that lead to increased spending by advertisers and a sales effort focused on national accounts.

            Costs and expenses.  Total costs and expenses increased 34.3%, or $328,867,000, during the thirty-nine weeks ended December 26, 2002 compared to the thirty-nine weeks ended December 27, 2001.  Of this increase, approximately $254,000,000 resulted from the Acquisitions and the opening of six new theatres with 109 screens since December 27, 2001.

            North American theatrical exhibition costs and expenses increased 35.0%. Film exhibition costs increased 40.3% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 55.5% in the current period as compared with 54.9% in the prior period.  The increase in film exhibition costs as a percentage of admissions revenues was impacted primarily by Star Wars Episode II: Attack of the Clones and Spider-man, films whose audience appeal led to higher than normal film rental terms.  Concession costs increased 34.3% due to the increase in concessions revenues.  As a percentage of concessions revenues, concession costs were 11.8% in the current and prior periods.  As a percentage of revenues, theatre operating expense was 24.8% in the current period as compared to 25.2% in the prior period.  Rent expense increased 27.0% due to the Acquisitions and the opening of new theatres and screens since December 27, 2001. During the thirty-nine weeks ended December 26, 2002, we recognized $1,567,000 of theatre and other closure expense related primarily to the closure of seven theatres with 48 screens.  We have identified screens that will close at a rate of 85 to 170 screens per year due to expiration of leases or early lease terminations during fiscal 2003 to 2005 with estimated annual closure costs of $2,000,000 to $7,300,000.

            International theatrical exhibition costs and expenses increased 16.7%. Film exhibition costs decreased 0.2%.  Concession costs increased 12.1% due to the increase in concessions revenues. Theatre operating expense increased 21.8% and rent expense increased 24.9% due primarily to the addition of our new theatre in the United Kingdom.  On October 23, 2002, we ceased operating six of the existing 20 screens at our theatre in France, which is expected to further reduce our operating costs. On December 5, 2002, we reached a final lease renegotiation agreement with the landlord at this theatre.  The terms of the agreement included a payment to the landlord of approximately $8,000,000 and a reduction in future minimum rentals of approximately $1,200,000 annually over the remaining term of the lease (17 years).  We recorded a charge for theatre closure of $3,729,000 during the third quarter of fiscal 2003 related to the lease renegotiation and screen closures.  International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, which negatively impacted consolidated earnings before income taxes by approximately $500,000.

            Costs and expenses from NCN and other increased 11.9% due to the increase in advertising revenues at NCN.

            General and Administrative.  General and administrative expenses increased $28,150,000 due primarily to $19,250,000 of special compensation expense related to forgiveness of loans to executive officers, increases in incentive and stock-based compensation expense and GC Companies integration costs.

            Depreciation and Amortization.  Depreciation and amortization increased 26.2%, or $19,383,000.  The increase was primarily caused by an increase in depreciation of $14,403,000 related to the Acquisitions and theatres that we have opened since December 27, 2001.

            Impairment of Long-lived Assets.  We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of assets may not be fully recoverable.  We review internal management reports on a quarterly basis as well as monitor current and potential future competition in film markets for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets.  We evaluate our theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment.  Because the Christmas and New Years holiday results comprise a significant portion of our operating cash flow, the actual results from this period which are available during the fourth quarter of each fiscal year are an integral part of our impairment analysis.  As a result of this analysis, we have recorded impairment charges on our theatre assets in each of our last seven fiscal years.  Thus, it is possible that we will record an impairment charge in the fourth quarter of this fiscal year.

            Loss (gain) on Disposition of Assets.  Gain on disposition of assets decreased from a gain of $1,826,000 in the prior period to a gain of $1,032,000 during the current period.  The current period results reflect the sales of certain real estate held for investment.  The prior period results include the sale of certain real estate held for investment and a $1,682,000 gain on the favorable settlement of a capital lease obligation.

            Other Expense.  During the prior period, we recognized $3,754,000 of transaction expenses incurred in connection with the issuance of Preferred Stock.

            Interest Expense.  Interest expense increased 30.2% due to an increase in average outstanding borrowings and interest rates.  We issued $175,000,000 of 9 7/8% Senior Subordinated Notes due 2012 on January 11, 2002 and $72,880,000 of 9 1/2% Senior Subordinated Notes due 2011 on March 29, 2002.

            Income Tax Provision.  The provision (benefit) for income taxes is $4,700,000 in the current period and $(400,000) in the prior period. The effective tax rate was 197.9% for the current period compared to 17.6% for the previous period. The increase in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense related to forgiveness of loans to executive officers.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries

      Net Loss for Shares of Common Stock.  Net loss for shares of common stock increased during the thirty-nine weeks ended December 26, 2002 to a loss of $23,222,000 from a loss of $22,460,000 in the prior period. Basic loss per share of common stock was $.64 compared to a loss of $.96 in the prior period.  Preferred Stock dividends of 13,701 shares of Preferred Stock valued at $20,897,000 were recorded during the current period.  Preferred Stock dividends of 11,989 shares of Preferred Stock valued at $20,587,000 were recorded during the prior period.

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

            Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $113,873,000 and $72,304,000 during the thirty-nine weeks ended December 26, 2002 and December 27, 2001, respectively.  The increase in operating cash flows during fiscal year 2003 is primarily due to increases in attendance and income tax refunds offset by increases in interest paid.  We had working capital as of December 26, 2002 and March 28, 2002 of $27,575,000 and $42,227,000, respectively. The decrease in working capital is due to increases in accounts payable and accrued expenses and other liabilities offset by an increase in cash, receivables and other current assets.  The decrease in working capital is not expected to negatively impact our ability to fund operations, acquisitions or planned capital expenditures for at least the next twelve months.  We borrow against our credit facility to meet obligations as they come due and had approximately $388,000,000 available on our credit facility to meet these obligations as of December 26, 2002 and March 28, 2002.

            We continue to expand our North American and international theatre circuits. During fiscal 2003, we opened five theatres with 95 screens and acquired 69 theatres with 641 screens (including three managed theatres with 20 screens) and closed ten theatres with 71 screens (including one managed theatre with five screens) resulting in a circuit total of 245 theatres and 3,564 screens as of December 26, 2002.

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

            We lease certain of our theatre properties from Entertainment Properties Trust.  Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President, serves as Chairman of the Board of Trustees of Entertainment Properties Trust. Because of the various agreements that we have with Entertainment Properties Trust, situations may arise where we have differing interests from Entertainment Properties Trust. These agreements are described in Note 9 - Leases in the Notes to Consolidated Financial Statements included in Part I, Item 8 of our Annual Report on Form 10-K for the fiscal year ended March 28, 2002.  During fiscal 2003, Entertainment Properties Trust acquired the land and buildings underlying three of our existing theatre properties from unrelated third-party landlords and assumed the existing leases with us that provide for aggregate annual rentals of $7.7 million.  In August of fiscal 2003, we sold the real estate assets associated with one of our theatres to Entertainment Properties Trust for an aggregate purchase price of $21,771,000.  In October of fiscal 2003, we sold the real estate assets associated with another of our theatres to Entertainment Properties Trust for an aggregate purchase price of $21,894,000.  We leased the real estate assets associated with these theatres from Entertainment Properties Trust pursuant to non-cancelable operating leases of 20 years at an initial lease rate of 11% with options to extend up to an additional 15 years.

            Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable. During fiscal 2003, we purchased certain leased furniture, fixtures and equipment for a total of $7,052,000.

            As of December 26, 2002, we had construction in progress of $57,068,000.  We had 3 theatres in the U.S. with a total of 52 screens and one theatre in the United Kingdom with 12 screens under construction as of December 26, 2002.  During the thirty-nine weeks ended December 26, 2002 and December 27, 2001, we had net capital expenditures (capital expenditures and net construction project costs less proceeds from sale and leaseback transactions) of $36,571,000 and $47,200,000, respectively. We expect that our net capital expenditures in fiscal 2003 will be approximately $54,000,000.

            On December 5, 2002, we reached a final lease restructuring agreement with the landlord at our theatre in France.  The terms of the agreement included a payment to the landlord of approximately $8,000,000, a reduction in future minimum rentals of approximately $1,200,000 annually over the remaining term of the lease (17 years) and the closure of six of 20 screens.

            Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 28, 2002 for certain information about our credit facility and our notes due 2009, notes due 2011 and notes due 2012 and our Preferred Stock.

As described under Part II Item 1. Legal Proceedings, a trial court has agreed with the Department of Justice in a case in which we are the defendant involving line of sight for wheelchair patrons.  The trial court did not address specific changes which might be required as a result of this ruling.  During the course of this matter, we have estimated the potential costs of line of sight modifications sought at various times by the Justice Department.  These estimates may not be relevant in trying to predict the costs that might result from the most recent trial court ruling and they did not take into account theatres acquired from GC Companies, Inc. and Gulf States Theatres.  However, based on these estimates, we believe that costs that may be required if the trial court's decision is ultimately upheld could be material.

            We do not expect the trial court to take further action on the line of sight issue pending resolution of a case before the Ninth Circuit Court of Appeals involving the same issue as that presented in our case.  The trial court in our case has stated that the Ninth Circuit is likely to rule on this issue in the coming months and that, as noted in Legal Proceedings, the better course of action would be to await the Ninth Circuit's decision.

            The total commitment under our credit facility is $400.0 million, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). The lender's commitments under the credit facility will be reduced by $25.0 million on each of March 31, 2003, June 30, 2003 and September 30, 2003 and by $50.0 million on December 31, 2003.  As of December 26, 2002, we had no outstanding borrowings under the credit facility and borrowing capacity under the credit facility of approximately $388.0 million.  As of December 26, 2002, we were in compliance with all financial covenants relating to the credit facility, the notes due 2009, the notes due 2011 and the notes due 2012.

            Under the indenture relating to the notes due 2009, the most restrictive of the indentures, we could borrow approximately $349 million as of December 26, 2002 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $75 million of new "permitted indebtedness" under the terms of the indenture relating to the notes due 2009, the most restrictive of the indentures.  Our investment agreement with the Apollo Purchasers generally requires that we obtain their consent before we issue stock, pay cash dividends or incur indebtedness (other than ordinary course borrowings under our credit facility and certain other permitted debt) as long as they continue to hold a majority of the shares of Preferred Stock that they purchased.  In addition, the certificate of designations for our Preferred Stock prohibits us from incurring any debt that would restrict our ability to pay dividends on the Preferred Stock in the manner required under the certificate of designations without the consent of the holder or holders of a majority of the shares of outstanding Preferred Stock (currently the Apollo Purchasers).

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

              On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our estimated purchase price of $168.5 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date) includes anticipated cash payments of $70.0 million, the issuance of $72.9 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 with a fair value of $71.8 million and the issuance of 2.4 million shares of common stock with an aggregate fair value of $33.2 million based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). We used (or will use) available cash from our sales of senior subordinated notes and common stock in fiscal 2002 for the cash payments under the plan of reorganization.

The purchase price for GC Companies is based on current estimates of the amount of "deduction claims" under the plan. The exact purchase price will not be determinable until all creditor claims disputed by the GC Companies post-confirmation unsecured creditors committee are consensually resolved or are determined by the bankruptcy court, and that process is ongoing. Through December 26, 2002, we have issued $72.9 million aggregate principal amount of our senior subordinated notes due 2011 and 2.4 million shares of our common stock and paid $64.6 million in cash to creditors of GC Companies.  Under the plan, an increase in the amount of deduction claims, which are paid in cash, will reduce the amount of common stock we issue to unsecured creditors, and vice versa. Although the purchase price should not change materially as a result of the resolution of disputed claims, the ultimate amount of cash and common stock components may vary from our current estimates.  Under the plan of reorganization, reorganized GC Companies and its reorganized subsidiaries retained liability for certain trade payables and other current liabilities not discharged in the bankruptcy, reorganized GC Companies continues to have certain obligations to retirees and certain of GC Companies' executory contracts and unexpired leases were assumed by reorganized GC Companies or one of its reorganized subsidiaries.  On the effective date of the plan, all of the operating domestic theatre subsidiaries of GC Companies were merged into GC Companies, Inc. and it was renamed AMC-GCT, Inc.

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

            In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 will be effective for us for fiscal year 2003 and for interim periods in fiscal year 2004.  We are in the process of evaluating a voluntary change to the fair value based method of accounting for stock-based employee compensation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.  We do not hold any significant derivative financial instruments.

            Market risk on variable-rate financial instruments.  We maintain a $400,000,000 credit facility, which permits borrowings at interest rates based on either the bank’s base rate or LIBOR.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates.  Because we had no borrowings on our credit facility on December 26, 2002, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

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

            Foreign currency exchange rates.We currently operate theatres in Canada, China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom.  As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income.  Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis.  As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase.  Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations.  A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and total comprehensive earnings by approximately $2,408,000 and $14,280,000, respectively.

Item 4. Controls and Procedures.

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

            Weaver v. AMC Entertainment Inc. (No. 310364, filed March 2000 in Superior Court of California, San Francisco County) and Geller v. AMC Entertainment Inc. (No. RCV047566, filed May 2000 in Superior Court of California, San Bernardino County).  We are the defendant in these two coordinated cases now pending in California before the San Francisco County Superior Court.  The cases are  based upon California Civil Code Section 1749.5, which provides that "on or after January 1, 1997, it is unlawful for any person or entity to sell a gift certificate to a purchaser containing an expiration date." Weaver was brought on behalf of all persons in California who, on or after January 1, 1997, purchased or received an AMC Gift of Entertainment containing an expiration date. Geller was brought by a plaintiff who allegedly received one of our discount tickets in California containing an expiration date on behalf of all California purchasers of these "gift certificates" purchased from any of our theatres, stores, locations, web-site or other venue owned or controlled by us since January 1, 1997. Both complaints allege unfair competition and seek injunctive relief. Geller seeks restitution of all expired "gift certificates" purchased in California since January 1, 1997 and not redeemed. Weaver seeks disgorgement of all revenues and profits obtained since January 1997 from sales of "gift certificates" containing an expiration date, as well as actual and punitive damages.  In May 2001, following a special trial on the issue, the court ruled that our Gifts of Entertainment and discount tickets are "gift certificates." Subsequently, the court certified a plaintiff class consisting of holders of Gifts of Entertainment or discount tickets which did not contain disclaimers that expiration dates did not apply where prohibited by state law.  We intend to appeal the May 2001 ruling and to continue defending the cases vigorously.

            American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et.al. (Case No. 00CV84908, Circuit Court of Platte County, Missouri). We are plaintiffs in this suit, in which we seek to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective installation of certain fireproofing materials at 17 theatres. We presently estimate our damages will aggregate approximately $28 million, of which we had expended approximately $19 million through the end of the third quarter of this fiscal year. The remainder of the estimated damages are for projected costs of repairs yet to be performed.  We also are seeking additional damages for lost profits, interest and legal and other expenses incurred. Similar claims respecting five of the same group of theatres are pending against other subcontractors in additional cases in other states.

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

United States of America v. AMC Entertainment Inc. and America Multi-Cinema, Inc. (Case No. 99-01034 FM(SHx).  As previously reported, on January 29, 1999 the Department of Justice filed suit alleging that we have designed, constructed and operated two of our motion picture theatres in the Los Angeles area and unidentified theatres elsewhere having stadium-style seating in violation of Department of Justice regulations implementing Title III of the Americans with Disabilities Act of 1990 (ADA) and related "Standards for Accessible Design."  The complaint alleges various types of non-compliance with the Standards, but relates primarily to lines of sight provided to wheelchair patrons.  The Department of Justice seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

On November 22, 2002, the trial court entered summary judgment in favor of the Department of Justice on line of sight aspects of the case, which concern the location of wheelchair spaces in stadium-style auditoriums.  The trial court, in its decision, disagreed with the prior line of sight ruling of the Oregon District Court in Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. (Case No. 00-485-K1), finding it unpersuasive.  The trial court and the Oregon District Court are in the same appellate circuit.   On January 23, 2003, the court agreed with us that an interlocutory appeal to the Ninth Circuit Court of Appeals was now appropriate.  However, as both parties had acknowledged that the Oregon case presented the same line of sight issue and had been briefed and argued before the Ninth Circuit Court of Appeals in December 2002, the court said that an appropriate course of action would now be to await the decision of the Ninth Circuit Court of Appeals.

  In its line of sight decision, the trial court ruled that wheelchair spaces located solely in the sloped floor portion of stadium-style auditoriums fail to provide lines of sight comparable to those for members of the general public. In so doing, the trial court found unpersuasive the decisions of the United States Court of Appeals for the Fifth Circuit (Lara v. Cinemark USA, Inc.( Case No. 99-0204)),  the United States District Court for Northern Ohio (United States of America v. Cinemark USA, Inc. (Case No. 1:99CV0705))and the United States District Court for Oregon (Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. (Case No. 00-485-K1)).  Each of these courts previously ruled that the regulation which requires wheelchair spaces to provide lines of sight comparable to those for members of the general public means that the wheelchair patrons should have an unobstructed view of the screens and be located among the existing seating. In each of these prior decisions, the courts approved designs locating wheelchair spaces solely in the sloped floor portion of stadium-style auditoriums.  Although a recent decision of the United States District Court for the Northern District of New York (Meineker v. Hoyts Cinemas Corp. (Case No 1:98-CV-1526))has said that comparability requires more than unobstructed lines of sight, on a factual basis the New York court approved wheelchair seating located in the sloped floor portion of a stadium-style auditorium. Each of the Oregon, Ohio and New York federal court decisions referred to above have been appealed, and the appeal of the Oregon decision, which arose in the same appellate circuit as the Company's California case and involves the same line of sight issue before the trial court, was recently argued before the Ninth Circuit Court of Appeals.  A decision from the Ninth Circuit is expected in from six to nine months.

            The trial court did not address specific changes which might be required of our existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theater layout.

              On January 21, 2003, the trial court also entered summary judgment in favor of the Department of Justice on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes and the location and size of handrails. In its non-line of sight decision, the trial court concluded that we have violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA.  As was the case with its line of sight decision, the trial court's non-line of sight decision did not address specific changes that we might be required to make, reserving this for the remedies stage of the litigation.

We intend to appeal the trial court's decisions.

            Rob Todd v. AMC Entertainment International, Inc. et. al. (United States District Court for the Southern District of Texas, Case No. H-02-1944).  On May 23, 2002, an individual filed a purported class action on behalf of his son and all deaf and severely hearing impaired individuals against AMC, four other exhibitors and nine movie production companies.    The suit claims that the production company defendants have violated the ADA by failing to produce a sufficient number of films with closed captioning and that the exhibition defendants have violated the ADA by failing to show a sufficient number of closed captioned movies.  The suit seeks declaratory and injunctive relief that would require producers to produce more films with closed captioning or a substitute system to permit deaf and severely hearing impaired individuals to attend movies.  A similar class action suit, Kevin Ball, et al. v. AMC Entertainment Inc. and Loews Cineplex Entertainment Corp. (Case No.1:00CV00867, United States District Court for the District of Columbia), involves only theatres in the District of Columbia area.  The Ball suit seeks to have AMC install a specified substitute system which we estimate would cost approximately $12,000 to $16,000 per screen.  The Todd suit has not identified a specific substitute.  Based on the legislative history of the ADA and the regulations promulgated thereunder, which provide that exhibitors are not required to show closed caption films, we believe it unlikely that we will be required to show closed caption films or install a substitute system.

Shareholder derivative litigation.  Between July 31 and September 10, 2002, five shareholder derivative lawsuits were filed on our behalf against all of the members of our board of directors.  Two of the lawsuits, captioned Krajewski et al. v. Laurence M. Berg, et al. (Case No.02-CV-221038) (the "Krajewski Action") and Lamb v. Laurence M. Berg, et al. (Case No. 02-CV-222236) (the "Lamb Action"), were filed on July 31 and August 14, 2002, respectively, in the Circuit Court of Jackson County, Kansas City, Missouri (collectively, the "Missouri Actions").  Three of the lawsuits, captioned David Shaev Keogh Plan v. Laurence M. Berg, et al. (Case No. 02-CV-19880), Brown v. Laurence M. Berg, et al. (Case No.19883-NC) and South Broadway Capital v. Peter C. Brown, et al. (Case No. 19891), were filed on September 4 and September 10, 2002, respectively, in the Chancery Court of the State of Delaware (collectively, the "Delaware Actions").

Each of the five lawsuits was purportedly brought in the name of and for the benefit of the Company, which is named as a nominal defendant, and names as defendants Laurence M. Berg, Leon D. Black, Peter C. Brown, Charles J. Egan, Jr., W. Thomas Grant II, Charles S. Paul, Marc J. Rowan and Paul E. Vardeman, all of the members of our board of directors. The complaints generally allege that the individual defendants violated their fiduciary duties of loyalty and good faith and wasted corporate assets by causing us to improperly forgive loans to our Chief Executive Officer, Peter C. Brown, and Executive Vice President, Philip M. Singleton, without adequate consideration. The fifth complaint, South Broadway Capital v. Peter C. Brown, et al., also alleges that defendants Messrs. Black, Rowan and Berg, as affiliates of Apollo Advisors, L.P., abused their ability to control and influence us in connection with the loan forgiveness.  The plaintiffs seek unspecified damages on our behalf together with their costs, fees and expenses. The defendants believe there is no merit to the allegations of wrongdoing, and intend to vigorously defend against all the litigation.

On October 2, 2002, the Chancery Court entered an order consolidating the Delaware Actions as In Re: AMC Entertainment Shareholders Litigation (Case No. 19880-C).  On December 16, 2002, the Chancery Court entered an order dismissing the pending Delaware Actions with prejudice.

            On December 30, 2002, another shareholder derivative lawsuit, captioned Malone v. Brown et al. (Case No. 20103-NC), was filed in the Delaware Chancery Court (the "Malone Action").  The Malone Action was purportedly brought in the name of and for the benefit of the Company, which is named as a nominal defendant, and names as defendants Peter C. Brown, Charles W. Egan, Jr., W. Thomas Grant, II, Paul E. Vardeman, Leon D. Black, Marc J. Rowan, Laurence M. Berg, and Charles S. Paul, all of the members of our board of directors.  The complaint in the Malone Action generally alleges that the individual defendants violated their fiduciary duties of loyalty and good faith, and engaged in ultra vires conduct and wasted corporate assets by causing us to improperly forgive loans to the Company's Chief Executive Officer, Peter C. Brown, and Executive Vice-President, Philip M. Singleton, without adequate consideration and to grant awards, allegedly all in violation of the provisions of our 1999 Stock Option and Incentive Plan and our executive compensation policy as adopted by our compensation committee.  The plaintiffs seek unspecified damages on our behalf together with their costs, fees and expenses.  The defendants believe there is no merit to the allegations of wrongdoing, and intend to vigorously defend against this litigation.

            We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 5.  Other Information

            At the request of holders of our $72,880,000 aggregate principal amount of Series 2002-A 9 1/2 % Senior Subordinated Notes due 2011 issued in connection with the acquisition of GC Companies, Inc., we have entered a second supplemental indenture eliminating the Series 2002-A designation.  As a result, such notes are deemed of the same series and will be identified by the same CUSIP number as our outstanding $225,000,000 aggregate principal amount of the 9 1/2% Exchange Senior Subordinated Notes issued under our Indenture dated as of January 27, 1999.  The second supplemental indenture also corrected an error in the redemption provision of the former Series 2002-A notes.

On February 5, 2003, we announced our plans to integrate the accounting, administrative, information technology and certain sales administrative functions of NCN into our worldwide headquarters in Kansas City, Missouri.

As a result of this plan, we anticipate eliminating approximately 90 full-time and 55 part-time positions, which will result in annualized salary and benefits savings of approximately $5.5 million.  This integration will occur over the next 3 to 6 months and will result in employee termination costs of approximately $1.1 million, the majority of which will be recorded in fiscal year 2003.  In addition, we anticipate office closure and other costs of $1.1 million, the majority of which will be recorded in fiscal year 2004.

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

*4.3(c)	Second Supplemental Indenture dated January 28, 2003 respecting AMC Entertainment Inc. 9 1/2% Senior Subordinated Notes due 2011.
4.3(d)

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

4.21	AMC Supplemental Executive Retirement Plan dated January 1, 1994 (incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10‑K (File No. 0‑12429) for the fiscal year ended March 30, 1995).
9.1	First Amendment to Durwood Voting Trust (Amended and Restated 1992 Durwood, Inc. Voting Trust Agreement dated August 12, 1997) dated October 29, 2002).
10.27	Retainer Agreement dated October 1, 2002 between the Company and Raymond F. Beagle, Jr.

*          Filed herewith

(b)        Reports on Form 8-K

On October 15, 2002, we filed a Form 8-K reporting under Item 9. the date of our second quarter earnings conference call and webcast for fiscal 2003.

On October 22, 2002, we filed a Form 8-K reporting under Item 9. a press release announcing second quarter operating results for fiscal 2003.

On November 26, 2002, we filed a Form 8-K reporting under Item 5. the ruling of a lawsuit concerning the location of wheelchair spaces.

On January 14, 2003, we filed a Form 8-K reporting under Item 9. the date of our third quarter earnings conference call and webcast for fiscal 2003.

On January 22, 2003, we filed a Form 8-K reporting under Item 9. a press release announcing third quarter operating results for fiscal 2003.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.

Date: February 5, 2003	/s/ Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

Date: February 5, 2003	/s/ Craig R. Ramsey
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

        4.         The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: February 5, 2003	/s/ Peter C. Brown
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

        4.         The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: February 5, 2003	/s/ Craig R. Ramsey
Executive Vice President
Chief Financial Officer and
Secretary