Form 10-K
period 2003-04-03
AMC ENTERTAINMENT INC
filed 2003-07-02
CIK 722077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The approximate aggregate market value of the registrant's common stock held by non-affiliates as of September 26, 2002 based on the closing sale price on the American Stock Exchange on September 26, 2002 was approximately $248,563,616.

Title of each class of common stock	Number of shares Outstanding as of May 9, 2003
Common Stock, 66 2/3¢ par value	33,253,461
Class B Stock, 66 2/3¢ par value	3,051,597

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our Proxy Statement for use in connection with the 2003 Annual Meeting of Stockholders to be filed are incorporated by reference into Part III of this report, to the extent set forth therein.

AMC ENTERTAINMENT INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 3, 2003

INDEX

Forward Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report and located elsewhere in this Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward- looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the cost and availability of films and the performance of films licensed by us; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) domestic and international political, social and economic conditions; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws; (x) unforeseen changes in operating requirements; (xi) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations and (xii) results of significant litigation. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Form 10-K, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1. Business.

(a)   General Development of Business

        We are organized as a holding company. Our principal directly owned subsidiaries are American Multi-Cinema, Inc., AMC Entertainment International, Inc. ("AMCEI") and National Cinema Network, Inc. ("NCN"). We conduct our North American theatrical exhibition business through AMC and its subsidiaries and AMCEI. We are developing theatres outside the United States through AMCEI and its subsidiaries. We engage in advertising services through NCN.

        Our predecessor was founded in Kansas City, Missouri in 1920. We were incorporated under the laws of the state of Delaware on June 13, 1983 and maintain our principal executive offices at 920 Main, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000.

        On March 15, 2002, we acquired the operations and related assets of Gulf States Theatres for a cash purchase price of approximately $46 million. The acquisition included five theatres with 68 screens in the New Orleans, Louisiana area. Operating results of the acquired theatres are included in our Consolidated Statements of Operations from March 15, 2002.

        On March 29, 2002, we acquired GC Companies, Inc. ("GC Companies"), pursuant to a plan of reorganization of GC Companies which we sponsored, for a purchase price of approximately $169 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date of the plan of reorganization). The acquisition included 66 theatres with 621 screens throughout the United States and a 50% interest in a joint venture that operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay. Operating results of the acquired theatres are included in our consolidated statements of operations from March 29, 2002.

        Our purchase price for GC Companies includes estimated cash payments of $70.7 million, the issuance of $72.9 million of our 9 1/2% senior subordinated notes due 2011 with a fair value of $71.8 million and the issuance of $33.2 million of our common stock, or 2.4 million shares based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan of reorganization). We used (or will use) available cash for the cash payments under the plan of reorganization. See Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K for additional information regarding these acquisitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information on payments that we might make under the plan of reorganization.

(b)   Financial Information about Segments

        For information about our operating segments, see Note 14 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies. As of April 3, 2003, we operated 239 theatres with a total of 3,524 screens, with 93%, or 3,280, of our screens in North America, and 7%, or 244, of our screens in China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom. For the year ended April 3, 2003, we had revenues of $1.8 billion, a net loss of $20.3 million and net cash provided by operating activities of $128.7 million.

        Our revenues are generated primarily from box office admissions and theatre concession sales, which represented approximately 67% to 68% and 26% to 27%, respectively, of our revenues for each of the last three fiscal years. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift certificates and theatre tickets and arcade games located in theatre lobbies.

        Key characteristics of our business that we believe differentiate us from and give us a competitive advantage over many other theatrical exhibition companies include our modern theatre circuit, our highly productive theatres and our broad major market coverage with prime theatre locations.

        Modern Theatre Circuit.    We are an industry leader in the development and operation of megaplex theatres, typically defined as having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe that the megaplex format provides the operator with enhanced revenue opportunities and better asset utilization while creating convenience for patrons by increasing film choice and the number of film starting times. We believe that the introduction of the megaplex by us in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. From April 1995 through April 3, 2003, we added 104 theatres with 2,229 new screens, acquired 77 theatres with 738 screens and disposed of 174 theatres with 1,073 screens. As of April 3, 2003, approximately 70%, or 2,453, of our screens were located in megaplex theatres. As of April 3, 2003, our average number of screens per theatre was 14.7, which we believe was the highest among the major North America theatre exhibitors, compared with 5.8 for all North America theatrical exhibition companies, according to the National Association of Theatre Operators.

        Highly Productive Theatres.    Our theatres are generally the most productive in the markets where they operate. As measured by AC Nielsen EDI, Inc. ("EDI"), we operated 26 of the top 50 theatres in the United States in terms of box office revenues for the 53 weeks ended April 3, 2003. Our next closest competitor operated seven. Our theatre circuit in North America also produces the highest box office revenues per screen that are approximately 30% higher than the industry average, as measured by EDI.

        Broad Major Market Coverage with Prime Theatre Locations.    In addition to our asset quality and the high levels of productivity of our theatres, our theatres are generally located in large, urban markets, giving us a breadth of market coverage that places us in most major markets in the United States. We operate in 88% of the Top 25 and 72% of the Top 50 "Designated Market Areas", or "DMAs" (television market areas as defined by EDI). Our theatres are usually located near or within developments that include retail stores, restaurants and other activities that complement the movie-going experience.

        The following table provides detail with respect to the geographic location of our theatre circuit as of April 3, 2003:

	Total Screens	Total Theatres
North America
California	486	34
Florida	423	30
Texas	412	23
Illinois	157	8
Arizona	148	7
Georgia	131	8
Pennsylvania	129	12
Ohio	107	8
Missouri	103	7
Virginia	99	7
Michigan	80	6
New Jersey	78	7
Massachusetts	78	7
Maryland	75	8
New York	72	6
Colorado	72	4
Louisiana	68	5
Washington	56	6
Kansas	55	3
Minnesota	51	5
North Carolina	46	2
Indiana	44	5
Oklahoma	44	2
South Carolina	28	3
Nebraska	24	1
Kentucky	20	1
Wisconsin	18	1
District of Columbia	16	2

Total United States	3,120	218
Canada	160	7

Total North America	3,280	225

International
Spain	86	4
Japan	79	5
Portugal	20	1
Sweden	18	1
United Kingdom.	16	1
France	14	1
China (Hong Kong)	11	1

Total International	*244	*14

Total Theatre Circuit	*3,524	*239

*
Excludes 17 theatres with 160 screens in South America operated through a 50% owned unconsolidated joint venture.

        The following table sets forth information concerning new builds (including expansions), acquisitions and dispositions and end of period theatres and screens operated.

Changes in Our Theatres Operated

	New Builds		Acquisitions		Dispositions		Total Theatres Operated
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
1996	7	150	–	–	13	61	226	1,719
1997	17	314	–	–	15	76	228	1,957
1998	24	608	–	–	23	123	229	2,442
1999	17	351	3	29	16	87	233	2,735
2000	20	450	–	–	42	279	211	2,906
2001	6	115	–	–	37	250	180	2,771
2002	8	146	5	68	12	86	181	2,899
2003	5	95	*69	*641	16	111	*239	*3,524

	104	2,229	77	738	174	1,073

*
Excludes 17 theatres with 160 screens in South America operated through a 50% owned unconsolidated joint venture.

Our Strategy

        Our strategic plan has three principal elements.

  •
  Maximizing operating efficiencies by focusing on the fundamentals of our business.

  •
  Optimizing our theatre portfolio through selective new builds, acquisitions and disposition of underperforming theatres.

  •
  Enhancing and extending our business and brands and in doing so, growing our ancillary revenues.

        Maximizing Operating Efficiencies.    We believe the fundamentals of our business include maximizing revenues and managing our costs. For example since fiscal 1999, among other things, we have implemented key initiatives in each of these areas, which have resulted in the following.

  •
  Theatre revenues per patron increased 11.4% in fiscal 2000, 5.6% in fiscal 2001, 5.7% in fiscal 2002 and 7.0% in fiscal 2003, which resulted in a per patron increase of greater than $2.00 over this period.

  •
  General and administrative expenses declined from 5.1% of revenues in fiscal 1999 to 3.8% in fiscal 2003, the result of centralizing divisional operational structure and reducing staffing above the theatre by approximately 30%.

        We continue to evaluate opportunities for further revenue and cost savings in these and other areas.

        Optimizing Our Theatre Portfolio.    Asset quality is a function of our selective new build, acquisition and theatre disposition strategies.

        As a recognized leader in the development and operation of megaplex theatres and based upon our financial resources, we believe that we will continue to have attractive new build opportunities presented to us by real estate developers and others. We intend to selectively pursue new build opportunities where the characteristics of the location and the overall market meet our strategic and financial return criteria. As of April 3, 2003, we had six theatres with 96 screens under construction. Since fiscal 1995, we have added 2,229 screens in high performing state-of-the-art theatres.

        We believe that a major factor that has further differentiated us from our competitors and has contributed to our overall theatre portfolio quality has been our proactive efforts to close older, underperforming theatres. Since fiscal 1995, our last fiscal year before the first megaplex theatre opened, we have disposed of 1,073 screens. In order to maintain a modern, high quality theatre circuit, we will continue to evaluate our theatre portfolio and, where appropriate, dispose of theatres through closures, lease terminations, lease buyouts, sales or subleases.

        There are over 600 theatrical exhibitors in North America and the top five exhibitors account for approximately 50% of the industry's screens. This statistic is up from 31% in 1999 and evidence that the theatrical exhibition business in North America has been consolidating. We have played a key role in this consolidation process in 2002 by acquiring two domestic theatre operators with a total of 689 screens.

        Enhancing and Extending Our Business and Brands.    We believe there are opportunities to increase our core and ancillary revenues and build brand equity through enhancements of our business, new product offerings and strategic marketing. Examples of this include the following.

  •
  We provide on-screen advertising and lobby marketing to over 8,000 screens through our wholly-owned subsidiary NCN, one of the nation's leading cinema advertising companies.

  •
  Our MovieWatcher® frequent moviegoer loyalty program is the largest program in the industry with over three million members.

  •
  We are a founding partner and own approximately 27% of MovieTickets.com, an Internet ticketing venture representing over 6,000 screens, including our own.

  •
  We are currently installing a digital projection technology developed by NCN into our theatres. The Digital Theatre Distribution System™ streamlines the delivery of in-theatre advertising and is also suitable for alternative content.

  •
  During fiscal 2003, we introduced the AMC Entertainment Card, the first stored value gift certificate sold circuit wide in our industry. Through several marketing alliances, the card is also sold at approximately 3,800 retail outlets throughout North America.

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

        North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor generally will allocate its films among the exhibitors in the zone. As of April 3, 2003, approximately 80% of our screens in the United States were located in non-competitive film zones.

        Licenses that we enter into typically state that rental fees are based on either firm terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, with the percentages declining over the term of the run. Firm term film rental fees are generally the greater of (i) 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks versus (ii) a specified percentage (i.e. 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses (commonly known as a 90-10 clause). The settlement process allows for negotiation based upon how a film actually performs. A firm term agreement could result in lower than anticipated film rent if the film outperforms expectations, especially in regards to length of run, and, conversely, there is a downside risk when the film under performs.

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Paramount Pictures, Universal Pictures, Warner Bros. Distribution, New Line Cinema, SONY Pictures Releasing, Miramax, MGM, Twentieth Century Fox and DreamWorks. Films licensed from these distributors accounted for approximately 94% of our North American admissions revenues during fiscal 2003. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2003, no single distributor accounted for more than 8% of the motion pictures that we licensed or for more than 16% of our box office admissions.

        During the period from 1990 to 2002, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America. During 2002, 449 first-run motion pictures were released by distributors in the United States.

Concessions

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items include popcorn, soft drinks, candy, hot dogs and other products. Different varieties of candy and soft drinks are offered at our theatres based on preferences in that particular geographic region. We have also implemented "combo-meals" for patrons which offer a pre-selected assortment of concessions products and offer co-branded and private label products that are unique to us.

        Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency. We design megaplex theatres to have more concessions capacity to make it easier to serve larger numbers of customers. In addition, our megaplexes generally feature the "pass-through" concept, which enables the concessionist serving patrons to simply sell concessions items instead of also preparing them. Strategic placement of large concessions stands within theatres heightens their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands.

        We negotiate prices for our concessions products and supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates and marketing incentives.

Theatre Management and Support

        We use a centralized structure for policy development, strategic planning, asset management, marketing, human resources, finance, accounting and information systems. These systems are managed at our corporate office located in Kansas City, Missouri. All United States film licensing activity occurs in Woodland Hills, California.

        We staff our theatres with personnel capable of making day-to-day operating decisions. A portion of management's compensation at each theatre is linked to the operating results of each theatre. All theatre level personnel complete formal training programs to maximize both customer service and the efficiency of our operations. Theatre managers receive market-based training within their first 18 months with us which focuses on operations administration, marketing and information systems interpretation.

        Theatre staffing varies depending on the size and configuration of the theatre and levels of attendance. For example, a typical ten-screen movie theatre may have four managers with 50 associates while a megaplex theatre may have eight managers and 125 associates. We are committed to developing the strongest possible management teams and seek college graduates for career management positions.

Employees

        As of April 3, 2003, we had approximately 1,300 full-time and 17,000 part-time employees. Approximately 2% of our part-time employees were minors that were paid the minimum wage.

        Fewer than 1% of our employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators (and affiliated local unions). We believe that our relationship with this union is satisfactory.

Theatrical Exhibition Industry and Competition

        Motion picture theatres are the primary initial distribution channel for new motion picture releases and we believe that the theatrical success of a motion picture is often the most important factor in establishing its value in the DVD/videocassette, cable television and other ancillary markets. We believe that the emergence of alternative motion picture distribution channels has not adversely affected attendance at theatres and that these distribution channels do not provide an experience comparable to the out-of-home entertainment experience offered by moviegoing. We believe that the public will continue to recognize the value of viewing a movie on a large screen with superior audio and visual quality, while enjoying a variety of concessions and sharing the experience with a larger audience.

        Moviegoing has demonstrated steady growth, with North American box office revenues increasing by a 6% compound annual growth rate ("CAGR") over the last 30 years. Since the introduction of the megaplex in 1995, these positive growth trends have become more pronounced, with box office revenues growing by an 8% CAGR from 1995 to 2002. In 2002, industry box office revenues were $9.5 billion, an increase of 13% over the prior year, and attendance was 1.6 billion, an increase of 10% over the prior year and the highest attendance level in 43 years.

        As a result of the economic appeal of megaplex theatres and exhibitors' development of new megaplexes without a corresponding closure of older multiplexes, from 1995 to 1999 the industry's indoor screen count grew by a CAGR of 8%, from 27,000 to 36,500 screens. However, attendance per screen declined during this period by a CAGR of 4%. We believe that this decline reflects the industry's excess screen capacity, in which older multiplexes or less competitively positioned theatres were effectively rendered obsolete by newer megaplexes, resulting in declining profitability.

        In 2002, there were approximately 1,300 fewer screens than in 1999, as many of our competitors closed older multiplexes. As a result, from 1999 to 2002 the industry's screen count decreased by a CAGR of 1% and attendance per screen increased during this period by a CAGR of 5%.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners.

Year	Box Office Revenues (In millions)	Attendance (In millions)	Average Ticket Price	Indoor Screens
2002	$9,520	1,639	$5.80	35,170
2001	8,413	1,487	5.65	34,490
2000	7,661	1,421	5.39	35,597
1999	7,448	1,465	5.06	36,448
1998	6,949	1,481	4.69	33,418
1997	6,365	1,388	4.59	31,050
1996	5,911	1,339	4.42	28,905
1995	5,493	1,263	4.35	26,995

        There are over 600 companies competing in the North American theatrical exhibition industry, approximately 300 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from the National Association of Theatre Owners 2002-03 Encyclopedia of Exhibition, we believe that the ten largest exhibitors (in terms of number of screens) operated approximately 63% of the indoor screens in 2002.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999, the Civil Rights Division of the Department of Justice filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. See Item 3. Legal Proceedings.

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

        We also own and operate theatres and other properties which may be subject to federal, state and local laws and regulations relating to environmental protection. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of original disposal. We believe our theatres are in material compliance with such requirements.

Seasonality

        Our revenues are dependent upon the timing of motion picture releases by distributors. The most marketable motion pictures are usually released during the summer and the year-end holiday seasons. Therefore, our business can be seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. Our results of operations may vary significantly from quarter to quarter.

(d)   Financial Information About Geographic Areas.

        For information about the geographic areas in which we operate, see Note 14 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. During fiscal 2003, revenues from our theatre operations outside the United States accounted for 8% of our total revenues. We also have a 50% equity interest in a joint venture which operates theatres in Argentina, Brazil, Chile and Uruguay. There are significant differences between the theatrical exhibition industry in the United States and in these international markets, including:

  •
  Fluctuating currency values.  For information about our exposure to foreign currency exchange rates, see Quantitative and Qualitative Disclosures About Market Risk under Part II Item 7A. of this Annual Report on Form 10-K.

  •
  Consumer preferences; insufficient foreign language films.  Consumers in foreign markets may be less inclined to spend their leisure time attending movies than consumers in the United States. In addition, there is generally a smaller market for local language films and the overall supply of these films may not be adequate to generate a sufficient attendance level at our international theatres. As a result of such factors, attendance levels at some of our foreign theatres may not be sufficient to permit us to operate them profitably or on a positive cash flow basis.

  •
  Inability to obtain film product.  Because of existing relationships between distributors and other theatre owners, we sometimes have been unable to obtain the films we want for our theatres in certain foreign markets.

  •
  Uncertain political and economic environments.  Certain of our theatres are located in areas with unstable economic or political environments which could negatively impact attendance and the financial results of our theatres. For example, in January, 2002 the government of Argentina announced the adoption of a currency system allowing the peso to float freely rather than pegging it to the U.S. dollar, which resulted in a significant devaluation of the peso. This could adversely impact our South American joint ventures' Argentine subsidiary's ability to repay its U.S. dollar denominated debt. Because of such considerations, we attribute little or no value to our investment in the South American joint venture and participation interest in the joint venture's loans.

(e)   Available Information.

        We make available on our web site (www.amctheatres.com) under "Investor Relations—SEC Filings", free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Item 2. Properties.

        The following table sets forth the general character and holding classification of our theatre circuit as of April 3, 2003:

Property Holding Classification	Total Theatres	Total Screens
Owned	9	132
Leased pursuant to ground leases	12	137
Leased pursuant to building leases	215	3,232
Managed	3	23

Total	239	3,524

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

        We lease our corporate headquarters in Kansas City, Missouri, our film licensing office in Woodland Hills, California (Los Angeles) and our administrative offices in Paris, France and Tokyo, Japan.

        The majority of the concessions, projection, seating and other equipment required for each of our theatres is owned.

Item 3. Legal Proceedings.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc.     (No. 99-01034 FMC (SHx), filed in the United States District Court for the Central District of California). On January 29, 1999 the Department of Justice (the "Department") filed suit alleging that our stadium-style theaters violate the ADA and related regulations. The Department alleges that we have failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line of sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        On November 20, 2002 the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes which might be required of our existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. We filed a request for interlocutory appeal on January 23, 2003. The trial court denied our request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. A decision from the Ninth Circuit is expected in the next few months.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. In its non-line of sight decision, the trial court concluded that we have violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA. As was the case with its line of sight decision, the trial court's non-line of sight decision did not address specific changes that we might be required to make, reserving this for the remedies stage of the litigation. We are engaged in settlement discussions with the Department for the non-line of sight issues in this case.

        Shareholder derivative litigation.    We are parties to three shareholder derivative lawsuits filed on our behalf against all of the members of our board of directors. Two of the lawsuits, captioned Krajewski et al. v. Laurence M. Berg, et al. (Case No.02-CV-221038) (the "Krajewski Action") and Lamb v. Laurence M. Berg, et al. (Case No. 02-CV-222236) (the "Lamb Action"), were filed on July 31 and August 14, 2002, respectively, in the Circuit Court of Jackson County, Kansas City, Missouri (collectively, the "Missouri Actions"). On December 30, 2002, another shareholder derivative lawsuit, captioned Malone v. Brown et al, (Case No. 20103-NC), was filed in the Delaware Chancery Court (the "Malone Action").

        The complaints generally allege that our board violated its fiduciary duties of loyalty and good faith and wasted corporate assets by causing us to improperly forgive loans to our Chief Executive Officer, Peter C. Brown, and Executive Vice President, Philip M. Singleton, without adequate consideration. The complaint in the Malone Action also generally alleges that the individual defendants violated provisions of our 1999 Stock Option and Incentive Plan and our executive compensation policy as adopted by our compensation committee. The plaintiffs seek unspecified damages on our behalf together with their costs, fees and expenses. The defendants believe there is no merit to the allegations of wrongdoing.

        On May 6, 2003, counsel for the parties jointly filed a Stipulation of Settlement in the Circuit Court of Jackson County, Kansas City, Missouri. Among other things, the settlement provides that 1) the board will adopt a compensation committee charter with specified terms, 2) the compensation committee will retain a compensation consultant for fiscal year 2005, 3) we will pay plaintiffs' counsel fees and expenses of $450,000 and 4) Peter C. Brown and Philip M. Singleton will extend existing lock-up agreements by three (3) months to March 6, 2004. A notice of settlement describing the terms was mailed to shareholders of record as of May 6, 2003. A hearing to determine the fairness of the settlement was held June 24, 2003. Shareholders that objected to the terms of the settlement were given the opportunity to state their objections. The circuit court held that the settlement was reasonable and fair and accordingly approved the settlement. As a result, the actions will be dismissed as soon as practical.

        Weaver v. AMC Entertainment Inc.    (No. 310364, filed March 2000 in Superior Court of California, San Francisco County) and Geller v. AMC Entertainment Inc. (No. RCV047566, filed May 2000 in Superior Court of California, San Bernardino County). We are the defendant in these two coordinated class-action cases now pending in California before the San Francisco County Superior Court. Plaintiffs allege that AMC sold discount tickets and Gifts of Entertainment in violation of California law making it "unlawful for any person or entity to sell a gift certificate to a purchaser containing an expiration date." In both cases, plaintiffs allege unfair competition and seek injunctive relief. Geller seeks restitution of all expired "gift certificates" purchased in California since January 1, 1997 and not redeemed. Weaver seeks disgorgement of all revenues and profits obtained since January 1997 from sales of "gift certificates" containing an expiration date, as well as actual and punitive damages.

        In May 2001, following a special trial on the issue, the court ruled that our Gifts of Entertainment and discount tickets are "gift certificates." Subsequently, the court certified a plaintiff class consisting of holders of Gifts of Entertainment or discount tickets which did not contain expiration dates or disclaimers. On April 28, 2003, the parties entered a settlement agreement providing for our payment of approximately $600,000 in cash and $900,000 in Gifts of Entertainment. The settlement agreement received preliminary court approval in accordance with California procedures on June 19, 2003. At the preliminary hearing the court held that the settlement was within the range of possible approval. The court will finally determine the fairness and adequacy of the settlement at a hearing on December 3, 2003. The class members will be notified of the hearing and have an opportunity to attend and state their objections.

        Rob Todd v. AMC Entertainment International, Inc. et. al.    (Case No. H-02-1944, United States District Court for the Southern District of Texas). On May 23, 2002, plaintiff filed a purported class action on behalf of his son and all deaf and severely hearing-impaired individuals against AMC, four other exhibitors and nine movie production companies. The complaint alleges that the production company defendants have violated the ADA by failing to produce enough closed-captioned films (an emerging film technology sometimes referred to as rear window captioning where a film's dialogue is displayed on a device affixed to the armrest). The complaint further alleges that the exhibition defendants have violated the ADA by failing to show a sufficient number of closed-captioned movies. The production company defendants have been dismissed from the case. Plaintiff now seeks declaratory and injunctive relief that would require exhibitors to show more films with open captioning, which displays the dialogue on the screen, or a substitute system to permit deaf and severely hearing-impaired individuals to attend movies. Plaintiff has not identified a specific substitute system.

        A similar class action suit, Kevin Ball, et al. v. AMC Entertainment Inc. and Loews Cineplex Entertainment Corp. (Case No.1:00CV00867, United States District Court for the District of Columbia), involves only theatres in the District of Columbia area. The Ball suit seeks to have AMC install closed-captioning in several screens at several theatres in the D.C. area which we estimate would cost approximately $16,000 per screen. We are engaged in settlement discussions to resolve this case. Any settlement would be subject to court approval and class notice and objection provisions.

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al.    (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). We are plaintiffs in these and related suits in which we seek to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres. We currently estimate our claim for repair costs at these theatres will aggregate approximately $37.1 million, of which we have expended approximately $20.4 million through the end of fiscal 2003. The remainder is for projected costs of repairs yet to be performed. We also are seeking additional damages for lost profits, interest and legal and other expenses incurred. Certain parties to the Missouri litigation have filed counterclaims against us, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate approximately $950,000. We currently estimate our claim against Ammon is for approximately $6 million. Based on presently available information, we do not believe such matters will have a material adverse effect on our results of operations, financial condition or liquidity.

        LaSpesa v. AMC Entertainment Inc., (No. 03CH03572, filed in the Chancery Division of the Circuit Court of Cook County, Illinois).    On February 25, 2003, Barbara LaSpesa filed a putative class action case against us alleging violations of the Illinois Consumer Protection Act for unfair and deceptive trade practice. Ms. LaSpesa, on behalf of a purported class consisting of all of our United States patrons, alleges that our policies and practices result in the showing of non-movie preview advertising after the advertised movie start time and claims damages in the amount of $75.00 per putative class member. A motion to certify the class has yet to be formally presented to the Chancery Court. We have denied the allegations and filed a motion for summary judgment to dismiss all claims.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

        There has been no submission of matters to a vote of security holders during the fourteen weeks ended April 3, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our Common equity consists of Common Stock and Class B Stock. Our Common Stock is traded on the American Stock Exchange under the symbol AEN. There is no established public trading market for Class B Stock.

        The table below sets forth, for the periods indicated, the high and low closing prices of our Common Stock as reported on the American Stock Exchange composite tape.

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$15.80	$13.07	$10.85	$6.17
Second Quarter	14.20	7.40	14.04	8.72
Third Quarter	9.93	6.11	14.10	9.35
Fourth Quarter	9.90	7.91	13.81	10.50

Common Stock

        On May 9, 2003, there were 2,033 stockholders of record of Common Stock and one stockholder of record (the 1992 Durwood, Inc. Voting Trust dated December 12, 1992) of Class B Stock.

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

Item 6. Selected Financial Data.

	Years Ended(1)
(In thousands, except per share and operating data)	April 3, 2003(3)(4)	March 28, 2002	March 29, 2001		March 30, 2000		April 1, 1999
Statement of Operations Data:
Revenues
Admissions	$1,217,083	$901,566	$811,068		$763,083		$662,161
Concessions	469,966	359,042	334,224		329,855		307,347
Other theatre	48,828	40,156	27,108		31,257		23,158
NCN and other	55,693	41,768	43,457		43,991		32,182

Total revenues	1,791,570	1,342,532	1,215,857		1,168,186		1,024,848

Costs and Expenses
Film exhibition costs	663,416	487,577	432,351		417,736		358,437
Concession costs	58,520	45,756	46,455		50,726		48,687
Theatre operating expense	438,161	328,691	301,829		291,316		261,537
Rent	302,445	236,829	229,314		198,762		165,370
NCN and other	52,444	45,264	42,610		44,619		30,899
General and administrative	68,254	37,798	32,499		47,407		52,321
Preopening expense	3,227	4,345	3,808		6,795		2,265
Theatre and other closure expense	5,416	2,124	24,169		16,661		2,801
Restructuring charge	–	–	–		12,000		–
Depreciation and amortization	127,020	99,742	105,260		95,974		89,221
Impairment of long-lived assets	19,563	4,668	68,776		5,897		4,935
Gain on disposition of assets	(1,385)	(1,821)	(664)		(944)		(2,369)

Total costs and expenses	1,737,081	1,290,973	1,286,407		1,186,949		1,014,104
Other expense (income)	–	3,754	(9,996)		–		–
Interest expense	77,800	60,760	77,000		62,703		38,628
Investment income	3,509	2,087	1,728		219		1,368

Loss before income taxes and cumulative effect of accounting changes	(19,802)	(10,868)	(135,826)		(81,247)		(26,516)
Income tax provision	500	600	(45,700)		(31,900)		(10,500)

Loss before cumulative effect of accounting changes	(20,302)	(11,468)	(90,126)		(49,347)		(16,016)
Cumulative effect of accounting changes	–	–	(15,760)		(5,840)		–

Net loss	$(20,302)	$(11,468)	$(105,886)		$(55,187)		$(16,016)

Preferred dividends	27,165	29,421	–		–		–

Net loss for shares of common stock	$(47,467)	$(40,889)	$(105,886)		$(55,187)		$(16,016)

Loss per share before cumulative effect of accounting changes:
Basic and diluted	$(1.31)	$(1.73)	$(3.84)		$(2.10)		$(.69)
Net loss per share:
Basic and diluted	$(1.31)	$(1.73)	$(4.51	)(2)	$(2.35	)(2)	$(.69)
Pro forma amounts assuming SAB No. 101 accounting change had been in effect in fiscal 2000 and 1999:
Loss for shares of common stock before cumulative effect of accounting changes					$(51,715)		$(17,726)
Basic and diluted loss per share before cumulative effect of accounting changes					(2.20)		(.76)
Net loss for shares of common stock:					$(70,297)		$(28,839)
Basic and diluted net loss per share					(3.00)		(1.23)
Average shares outstanding:
Basic and diluted	36,296	23,692	23,469		23,469		23,378

	Years Ended(1)
(In thousands, except per share and operating data)	April 3, 2003(3)(4)	March 28, 2002	March 29, 2001	March 30, 2000	April 1, 1999
Balance Sheet Data (at period end):
Cash and equivalents	$244,412	$219,432	$34,075	$119,305	$13,239
Total assets	1,491,698	1,279,170	1,047,264	1,188,805	975,730
Corporate borrowings	668,661	596,540	694,172	754,105	561,045
Capital and financing lease obligations	59,101	57,056	56,684	68,506	48,575
Stockholders' equity (deficit)	291,904	258,356	(59,045)	58,669	115,465
Cash Flow Data:
Net cash provided by operating activities	$128,747	$101,091	$43,458	$89,027	$67,167
Net cash used in investing activities	(137,201)	(144,510)	(91,933)	(198,392)	(239,317)
Net cash provided by (used in) financing activities	33,437	228,879	(35,284)	215,102	175,068
Other Data:
Capital expenditures	$(100,932)	$(82,762)	$(101,932)	$(221,231)	$(251,568)
Proceeds from sale/leasebacks	43,665	7,486	682	69,647	–
Operating Data (at period end):
Screen additions	95	146	115	450	351
Screen acquisitions	641	68	–	–	29
Screen dispositions	111	86	250	279	87
Average screens	3,516	2,804	2,818	2,754	2,560
Attendance (in thousands)	198,117	158,884	151,171	152,943	150,378
Number of screens operated	3,524	2,899	2,771	2,906	2,735
Number of theatres operated	239	181	180	211	233
Screens per theatre	14.7	16.0	15.4	13.8	11.7

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

(3)
Fiscal 2003 includes 53 weeks. All other years have 52 weeks.

(4)
We acquired Gulf States Theatres on March 15, 2002 and GC Companies, Inc. on March 29, 2002, which significantly increased our size. In the Gulf States Theatres acquisition, we acquired 5 theatres with 68 screens in the New Orleans area. In the GC Companies acquisition, we acquired 66 theatres with 621 screens throughout the United States. Accordingly, results of operations for the fifty-three weeks ended April 3, 2003 are not comparable to our results for the prior fiscal years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        AMC Entertainment Inc. is a leader in the theatrical exhibition industry. Through its circuit of AMC Theatres, the Company operates 239 theatres with 3,524 screens in the United States, Canada, France, China (Hong Kong), Japan, Portugal, Spain, Sweden and the United Kingdom.

        We acquired Gulf States Theatres on March 15, 2002 and GC Companies, Inc. on March 29, 2002 (collectively, the "Acquisitions"), which significantly increased our size. In the Gulf States Theatres acquisition, we acquired 5 theatres with 68 screens in the New Orleans area. In the GC Companies acquisition, we acquired 66 theatres with 621 screens throughout the United States. Accordingly, results of operations for the fifty-three weeks ended April 3, 2003, which include a full fifty-three weeks of operations of the businesses we acquired, are not comparable to our results for the fifty-two weeks ended March 28, 2002. For information about our Acquisitions, see Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

        We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. This discussion should be read in conjunction with our Consolidated Financial Statements as of April 3, 2003 and the year then ended and the Notes to Consolidated Financial Statements included under Part II Item 8. of this Annual Report on Form 10-K.

        Fiscal year 2003 includes 53 weeks. Fiscal years 2002 and 2001 include 52 weeks.

CRITICAL ACCOUNTING POLICIES

        The accounting policies identified below are critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets, including intangibles, which impacts impairment of long-lived assets when we impair assets or accelerate their depreciation; recoverability of goodwill, which creates the potential for write-offs of goodwill; recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision; recognition and measurement of our remaining lease obligations to landlords on our closed theatres and other vacant space, which impacts theatre and other closure expense; estimation of self-insurance reserves which impacts theatre operating and general and administrative expenses; and recognition and measurement of net periodic benefit costs for our pension and other defined benefit programs, which impacts general and administrative expense. Below, we discuss these policies further, as well as the estimates and judgments involved.

        Impairments.    We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in film markets for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. Because Christmas and New Years holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the expected fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows plus the fair value of furniture, fixtures and equipment. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances independent third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows is based on management's expected return on assets and ranged from 14% to 20% during fiscal 2003, 2002 and 2001. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates. We have recorded impairments of long-lived assets of $19.6 million, $4.7 million and $68.8 million during fiscal 2003, 2002 and 2001, respectively and in each of the previous five fiscal years.

        Goodwill.    Our recorded goodwill was $61 million as of April 3, 2003. We evaluate goodwill for impairment annually during the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. We consider our North American theatrical exhibition operating segment to be the reporting unit for purposes of evaluating our recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by considering the market price of our common stock as well as multiples applied to cash flow estimates less net indebtedness which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value and the market value of our common stock could be volatile.

        Income taxes.    In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense as well as operating loss carryforwards. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we must increase our income tax provision by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that we estimate will not ultimately be recoverable. As of April 3, 2003, we had recorded approximately $187 million of deferred tax assets (net of valuation allowances of $9 million) related to the estimated future tax benefits of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. The recoverability of this asset is dependent upon our ability to generate future taxable income. Projections of future taxable income require considerable management judgment about future attendance levels, revenues and expenses. See "Liquidity and Capital Resources- Deferred Tax Assets" for additional information about our income taxes.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Our discount rates range from 11.0% to 21.0%. We have recorded theatre and other closure expense of $5.4 million, $2.1 million and $24.2 million in fiscal 2003, 2002 and 2001, respectively. Accretion expense for exit activities initiated after December 31, 2002 is included as a component of theatre and other closure expense.

        Casualty Insurance.    We are self-insured for general liability up to $400,000 per occurrence and carry a $250,000 deductible limit per occurrence for workers compensation claims. We utilize actuarial projections of our ultimate losses that we will be responsible for paying and as a result there is considerable judgment necessary to determine our casualty insurance reserves. The actuarial method that we use includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of April 3, 2003 and March 28, 2002, we had recorded casualty insurance reserves of $19.8 million and $23.3 million, respectively. We have recorded expense related to general liability and workers compensation claims of $6.8 million, $10.3 million and $6.7 million in fiscal 2003, 2002 and 2001, respectively.

        Pension and Postretirement Assumptions.    Pension and postretirement benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We evaluate these critical assumptions at least annually. Other assumptions involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement expense. For our principal pension plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $1 million. For our postretirement plan, a 50 basis point decrease in the discount rate would increase postretirement expense by approximately $230,000. We reduced our discount rate from 7 1/4% to 6 3/4% for fiscal 2004 to reflect market interest rate conditions. We have recorded expenses for our pension and postretirement plans of $3.5 million, $3.0 million and $2.2 million in fiscal 2003, 2003 and 2001, respectively. We expect that our total pension and postretirement expense will increase by approximately $2.6 million from fiscal 2003 to fiscal 2004. Our unrecognized net actuarial loss for pension and postretirement plans was $17.8 million as of April 3, 2003.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. A 50 basis point decrease in the expected return on assets of our principal plans would increase pension expense on our principal plans by approximately $175,000 per year. Note 10 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K includes disclosure of our pension plan and postretirement plan assumptions and information about our pension plan assets.

OPERATING RESULTS

(Dollars in thousands)	53 Weeks Ended April 3, 2003	52 Weeks Ended March 28, 2002	52 Weeks Ended March 29, 2001
Revenues
North American theatrical exhibition
Admissions	$1,133,477	$823,248	$747,958
Concessions	448,896	341,227	320,866
Other theatre	45,767	37,966	24,736

	1,628,140	1,202,441	1,093,560
International theatrical exhibition
Admissions	83,606	78,318	63,110
Concessions	21,070	17,815	13,358
Other theatre	3,061	2,190	2,372

	107,737	98,323	78,840
NCN and other	55,693	41,768	43,457

Total revenues	$1,791,570	$1,342,532	$1,215,857

Costs and Expenses
North American theatrical exhibition
Film exhibition costs	$619,949	$445,956	$399,467
Concession costs	52,647	40,386	42,309
Theatre operating expense	408,689	304,754	278,394
Rent	268,251	208,541	204,310
Preopening expense	2,430	2,961	2,648
Theatre and other closure expense	1,968	2,124	24,169

	1,353,934	1,004,722	951,297
International theatrical exhibition
Film exhibition costs	43,467	41,621	32,884
Concession costs	5,873	5,370	4,146
Theatre operating	29,472	23,937	23,435
Rent	34,194	28,288	25,004
Preopening expense	797	1,384	1,160
Theatre and other closure expense	3,405	–	–

	117,208	100,600	86,629
NCN and other	52,444	45,264	42,610
Theatre and other closure expense (NCN and other)	43	–	–
General and administrative	68,254	37,798	32,499
Depreciation and amortization	127,020	99,742	105,260
Impairment of long-lived assets	19,563	4,668	68,776
Gain on disposition of assets	(1,385)	(1,821)	(664)

Total costs and expenses	$1,737,081	$1,290,973	$1,286,407

Years Ended April 3, 2003 and March 28, 2002

        Revenues.    Total revenues increased 33.4%, or $449,038,000, during the year ended April 3, 2003 compared to the year ended March 28, 2002. Of this increase approximately $338,000,000 resulted from the Acquisitions and the opening of five new theatres and 95 screens since March 28, 2002.

        North American theatrical exhibition revenues increased 35.4% from the prior year. Admissions revenues increased 37.7% due to a 26.4% increase in attendance and a 9.0% increase in average ticket price. Attendance increased due to the addition of 75 new theatres with 764 screens since March 28, 2002, including the Acquisitions. Attendance at comparable theatres (theatres opened before fiscal 2002) was essentially unchanged from the prior year. The increase in average ticket prices was due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 31.6% due to the increase in attendance and a 4.1% increase in average concessions per patron.

        International theatrical exhibition revenues increased 9.6% from the prior year. Admissions revenues increased 6.8% due to a 5.2% increase in attendance and a 1.5% increase in average ticket price. The increase in attendance was due to the addition of a new theatre in Spain with 20 screens since March 28, 2002. Attendance at comparable theatres decreased 6.5%, primarily at our theatres in China (Hong Kong) and Japan due to a decline in the popularity of local language film product. Concession revenues increased 18.3% due to the increase in total attendance and a 12.5% increase in concessions per patron. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

        Revenues from NCN and other increased 33.3% from the prior year due to an increase in advertising revenues at NCN. We believe the increase is related to conditions in the general economy that have lead to an increase in spending by advertisers.

        Costs and expenses.    Total costs and expenses increased 34.6%, or $446,108,000, during the year ended April 3, 2003 compared to the year ended March 28, 2002. Of this increase, approximately $306,000,000 resulted from the Acquisitions and the opening of five new theatres and 95 screens since March 28, 2002.

        North American theatrical exhibition costs and expenses increased 34.8% from the prior year. Film exhibition costs increased 39.0% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.7% in the current year as compared with 54.2% in the prior year. The increase in film exhibition costs as a percentage of admissions revenues was impacted primarily by Star Wars Episode II: Attack of the Clones and Spider-man, films whose audience appeal led to higher than normal film rental terms. Concession costs increased 30.4% due to the increase in concession revenues. As a percentage of concessions revenues, concession costs were 11.7% in the current year compared with 11.8% in the prior year. As a percentage of revenues, theatre operating expense was 25.1% in the current year as compared to 25.3% in the prior year. Rent expense increased 28.6% due to the Acquisitions and the opening of theatres and screens since March 28, 2002. During fiscal 2003, we recognized $1,968,000 of theatre and other closure expense related primarily to the closure of seven theatres with 50 screens. During fiscal 2002, we incurred $2,124,000 of theatre and other closure expense related primarily to the closure of ten theatres with 74 screens offset by a favorable lease renegotiation for vacant restaurant space related to a terminated joint venture and the favorable settlement of lease obligations on two closed theatres. We have currently identified 31 underperforming multiplex theatres with 243 screens that we may close over the next two to five years due to expiration of leases or early lease terminations. Theatres closed prior to their lease expiration may require payments to the landlords to terminate the leases, which we estimate could approximate $6 million, in total.

        International theatrical exhibition costs and expenses increased 16.5% from the prior year. Film exhibition costs increased 4.4% due to higher admission revenues. Concession costs increased 9.4% due to the increase in concessions revenues. Theatre operating expense increased 23.1% and rent expense increased 20.9% due primarily to the addition of one new theatre in the United Kingdom, which was opened during the fourth quarter of fiscal 2002, and one new theatre in Spain, which was opened during the third quarter of fiscal 2003. During fiscal 2003, we ceased operating six of the existing 20 screens at our theatre in France and negotiated a lease modification with the landlord at this theatre, which is expected to reduce our rent and operating costs. The terms of the modification included a payment to the landlord of approximately $8,000,000 and a reduction in future minimum rentals of approximately $1,200,000 annually over the remaining term of the lease (17 years). We recorded a charge for theatre closure of $3,405,000 during fiscal 2003 related to the lease renegotiation and screen closures. To date we have incurred costs related to the closure of six screens at one of our international theatres in France. We continually monitor the performance of our international theatres and factors such as an inability to obtain film product, changing consumer preferences for filmed entertainment in international markets and an inability to sublease vacant retail space could negatively impact operating results and result in future closures, dispositions and charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

        Costs and expenses from NCN and other increased 16.0% due to an increase in advertising revenues at NCN.

        General and Administrative.    General and administrative expenses increased $30,456,000 due primarily to $19,250,000 of special compensation expense related to forgiveness of loans to executive officers, increases in stock-based compensation expense and costs associated with the integration of the Acquisitions.

        Depreciation and Amortization.    Depreciation and amortization increased 27.3%, or $27,278,000. The increase was primarily caused by an increase in depreciation of $18,874,000 related to the Acquisitions and new theatres that we have opened and increased amortization of intangible assets of $4,719,000 related primarily to the Acquisitions.

        Impairment of Long-Lived Assets.    During fiscal 2003, we recognized a non-cash impairment loss of $19,563,000 on five theatres with 77 screens including vacant retail space adjacent to one of the theatres. We recognized an impairment loss of $5,522,000 on one theatre in China (Hong Kong) with 11 screens, $4,998,000 on one theatre in Japan with 16 screens, $4,960,000 on one theatre in the United Kingdom with 16 screens including vacant retail space adjacent to the theatre, $3,195,000 on one Canadian theatre with 22 screens and $888,000 on one U.S. theatre with 12 screens. Our impairment loss included $19,402,000 of property and $161,000 of intangible assets. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. We are evaluating the future plans for certain of our theatres, which may include selling theatres or closing theatres and terminating the leases. We have identified 31 underperforming multiplex theatres with 243 screens that we may close over the next two to five years due to expiration of leases or early lease terminations. Prior to and including fiscal 2003, $13,314,000 of impairment charges have been taken on these theatre assets and the economic life of these theatre assets have been revised to reflect management's best estimate of the economic life of the theatre assets for purposes of recording depreciation. During fiscal 2002, we recognized a non-cash impairment loss of $4,668,000 on property, on our theatre in Sweden with 18 screens. The estimated future cash flows of this theatre, undiscounted and without interest charges, was less than the carrying value of the theatre assets.

        Gain on Disposition of Assets.    Gain on disposition of assets decreased from a gain of $1,821,000 during the prior year to a gain of $1,385,000 during the current year. The current and prior year results include gains of $1,420,000 and $1,682,000, respectively, on the favorable settlements of capital lease obligations and gains related to the sales of real estate held for investment.

        Interest Expense.    Interest expense increased 28.0% during the year ended April 3, 2003 compared to the prior year due to an increase in average outstanding borrowings and interest rates. We issued $175,000,000 of 9 7/8% of Senior Subordinated Notes due 2012 on January 16, 2002 and $72,880,000 of 9 1/2% Senior Subordinated Notes due 2011 on March 29, 2002.

        Income Tax Provision.    The provision for income taxes was $500,000 in fiscal 2003 and $600,000 in fiscal 2002. The effective tax rate was (2.5)% for fiscal 2003 compared to (5.5)% for fiscal 2002. The increase in effective rate from the statutory rate of 35% during fiscal 2003 was primarily due to $19,250,000 of non-deductible special compensation expense and $3,977,000 of foreign net operating loss carryforwards for which we have provided a valuation allowance, partially offset by $6,660,000 of deductible costs related to the Acquisitions. The increase in effective rate from the statutory rate of 35% during fiscal 2002 was primarily due to foreign net operating loss carryforwards for which we provided a valuation allowance and non-deductible preferred stock issuance costs.

        Net Loss for Shares of Common Stock.    Net loss for shares of common stock increased during the year ended April 3, 2003 to a loss of $47,467,000 from a loss of $40,889,000 in the prior year. Basic and diluted loss per share of common stock was $1.31 compared to a loss of $1.73 per share of common stock in the prior year. Preferred Stock dividends of 18,422 shares of Preferred Stock valued at $27,165,000 were recorded in fiscal 2003 compared to Preferred Stock dividends of 16,406 shares of Preferred Stock valued at $29,421,000 in fiscal 2002.

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

        North American theatrical exhibition costs and expenses increased 5.6% from the prior year. Film exhibition costs increased 11.6% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.2% as compared with 53.4% in the prior year. This increase occurred because more popular films were licensed from distributors that generally have higher film rental terms and because of the concentration of attendance in the early weeks of several films released during the thirteen weeks ended September 27, 2001, which typically results in higher film exhibition costs. Concession costs decreased 4.5% due to additional marketing incentives from vendors under renegotiated contract terms and our initiative to consolidate purchasing to obtain more favorable pricing, offset by the increase in concessions revenues. As a percentage of concessions revenues, concession costs were 11.8% compared with 13.2% in the prior year. As a percentage of revenues, theatre operating expense was 25.3% as compared to 25.4% in the prior year. Rent expense increased 2.1% due to the growing number of megaplexes (theatres with predominately stadium seating) in our theatre circuit, which generally have higher rent per screen than multiplexes (theatres generally without stadium seating). During fiscal 2002, we incurred $2,124,000 of theatre and other closure expense related primarily to the closure of ten theatres with 74 screens offset by a favorable lease renegotiation for vacant restaurant space related to a terminated joint venture and the favorable settlement of lease obligations on two closed theatres. During fiscal 2001, we incurred $24,169,000 of theatre and other closure expense related primarily to the closure of 31 multiplexes with 211 screens and vacant restaurant space related to a terminated joint venture.

        International theatrical exhibition costs and expenses increased 16.1% from the prior year. Film exhibition costs increased 26.6% due to higher admission revenues. Rent expense increased 13.1% and theatre operating expense increased 2.1% from the prior year due to the addition of 2 new theatres with 34 screens since March 29, 2001. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated net loss.

        Costs and expenses from NCN and other increased 6.2% due to an increase in direct selling expense at NCN.

        General and Administrative.    General and administrative expenses increased 16.3% during the year ended March 28, 2002 due to an increase in incentive compensation expense and overall cost increases.

        Depreciation and Amortization.    Depreciation and amortization decreased 5.2%, or $5,518,000, during fiscal 2002 compared to fiscal 2001. This decrease was caused by a decrease in depreciation of $7,023,000 related to impairment losses recorded in previous periods which reduced the carrying value of the theatre assets.

        Impairment of Long-Lived Assets.    During fiscal 2002, we recognized a non-cash impairment loss on property of $4,668,000 on our theatre in Sweden with 18 screens. The estimated future cash flows of this theatre, undiscounted and without interest charges, was less than the carrying value of the theatre assets. During fiscal 2001, we recognized a non-cash impairment loss of $68,776,000 on 76 theatres with 719 screens. We recognized an impairment loss of $35,263,000 on five Canadian theatres with 122 screens, $19,762,000 on 17 U.S. theatres with 202 screens, including two theatres with 44 screens opened since 1995, $4,891,000 on one French theatre with 20 screens, $3,592,000 on 34 U.S. theatres with 222 screens that were closed during fiscal 2001, $3,476,000 on 19 U.S. theatres with 153 screens that are expected to be closed in the near future, $1,042,000 on the discontinued development of a theatre in Taiwan and $750,000 related to real estate held for sale. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatres assets. Our impairment loss during fiscal 2001 included $63,547,000 of property, $4,397,000 of intangible assets and $832,000 of other long-term assets.

        Gain on Disposition of Assets.    Gain on disposition of assets increased from a gain of $664,000 in the prior year to a gain of $1,821,000 during the current year. The current and prior year results also include gains of $1,682,000 and $72,000, respectively, on the favorable settlements of capital lease obligations and gains related to the sales of real estate held for investment. The prior year results include a $1,109,000 loss on the sale of furniture, fixtures and equipment.

        Other Expense (Income).    During fiscal 2002, we recognized $3,754,000 of transaction expenses incurred in connection with the issuance of Preferred Stock. During fiscal 2001, we recognized non-cash income of $9,996,000 related to the extinguishment of gift certificate liabilities for multiple years of sales. The extinguishment of gift certificate liabilities related to calendar year 1994 sales resulted in other income of $2,617,000 and the extinguishment of gift certificate liabilities for sales in calendar year 1993 and prior years resulted in one-time other income of $7,379,000.

        Interest Expense.    Interest expense decreased 21.1% during fiscal 2002 compared to the prior year due to a decrease in average outstanding borrowings and interest rates.

        Income Tax Provision.    The provision for income taxes was $600,000 in fiscal 2002 and a benefit of $45,700,000 in fiscal 2001. The effective tax rate was (5.5)% for fiscal 2002 compared to 33.6% for fiscal 2001. The income tax rate for fiscal 2002 was impacted by a $2,200,000 increase in valuation allowance for foreign net operating loss carryforwards and $3,754,000 of non-deductible Preferred Stock transaction expenses.

        Net Loss for Shares of Common Stock.    Net loss for shares of common stock decreased during the year ended March 28, 2002 to a loss of $40,889,000 from a loss of $105,886,000 in the prior year. Basic and diluted loss per share of common stock was $1.73 compared to a loss of $4.51 per share of common stock in the prior year. Prior year results include the cumulative effect of an accounting change of $15,760,000 (net of income tax benefit of $10,950,000) which increased loss per share of common stock by $.67. Preferred Stock dividends of 16,406 shares of Preferred Stock valued at $29,421,000 were recorded during fiscal 2002.

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

        Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $128,747,000, $101,091,000 and $43,458,000 in fiscal years 2003, 2002 and 2001, respectively. The increase in operating cash flows from fiscal year 2002 to fiscal year 2003 is primarily due to increased attendance and higher ticket prices. We had a net working capital surplus as of April 3, 2003 and March 28, 2002 of $24,462,000 and $42,227,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $363,000,000 and $413,000,000 available on our credit facility to meet these obligations as of April 3, 2003 and March 28, 2002, respectively.

        We continue to expand our North American and international theatre circuits. During fiscal 2003, we opened 5 theatres with 93 screens, opened 2 screens at an existing theatre, acquired 69 theatres with 641 screens (including three managed theatres with 20 screens) and closed 16 theatres with 111 screens resulting in a circuit total of 239 theatres with 3,524 screens as of April 3, 2003.

        We fund the costs of constructing new theatres through existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 2003, we leased 5 new theatres with 93 screens from developers.

        Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors if prevailing market conditions are favorable. During fiscal 2003, we purchased certain leased furniture, fixtures and equipment for a total of $7,052,000.

        We lease certain of our theatre properties from Entertainment Properties Trust. Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President of AMCE, served as Chairman of the Board of Trustees of Entertainment Properties Trust until May 2003, at which time his term expired and he did not stand for reelection to the Board of Trustees of Entertainment Properties Trust. Because of the

various agreements between Entertainment Properties Trust and us, situations may have arisen where we had differing interests from Entertainment Properties Trust. For information about related party transactions see Note 15 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

        As of April 3, 2003, we had construction in progress of $69,968,000 and reimbursable construction advances (amounts due from developers on leased theatres) of $2,628,000. We had 5 theatres in the U.S. with a total of 84 screens and one theatre in the United Kingdom with 12 screens under construction as of April 3, 2003. During fiscal 2003, 2002 and 2001, we incurred cash outflows for investing activities of $137,201,000, $144,510,000 and $91,933,000, respectively. Cash outflows for investing activities include capital expenditures of $100,932,000, $82,762,000 and $101,932,000 during fiscal 2003, 2002 and 2001, respectively and proceeds from sale/leasebacks of $43,665,000, $7,486,000 and $682,000 during fiscal 2003, 2002 and 2001, respectively. We expect that our capital expenditures in fiscal 2004 will be approximately $124,000,000 to $134,000,000 and our proceeds from sale/leasebacks will be approximately $59,000,000 from two anticipated sale and leaseback transactions. During fiscal 2003, we sold and leased back the real estate assets associated with 2 theatres for an aggregate purchase price of $43,665,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years.

        Our credit facility permits borrowings at interest rates based on either the bank's base rate or LIBOR, plus applicable margins ranging from 0.0% to 1.5% on base rate loans and from 0.75% to 2.50% on LIBOR loans, and requires an annual commitment fee based on margin ratios that could result in a rate of 0.375% or 0.500% on the unused portion of the commitment. The credit facility matures on April 10, 2004. The lender's commitments under the credit facility will be reduced by $25 million on each of June 30, 2003 and September 30, 2003 and by $50 million on December 31, 2003. The total commitment under the credit facility is $375 million, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). As of April 3, 2003 and March 28, 2002, we had no outstanding borrowings under the credit facility and borrowing capacity under the credit facility of approximately $363 million and $413 million, respectively.

        The credit facility includes several financial covenants. We are required to maintain (i) a maximum net indebtedness to annualized EBITDA ratio, as defined in the credit facility (generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, and including an annualized EBITDA calculation for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation period), of 5.0 to 1 as of April 3, 2003, (ii) a minimum cash flow coverage ratio, as defined in the credit facility (generally, the ratio of annualized EBITDA for the most recent four quarters to the sum of (A) consolidated interest expense for such period, (B) amounts paid as cash dividends, for the optional repurchase or redemption of subordinated debt or capital stock, or with respect to the principal amount of capitalized lease obligations during such period, plus (C) the current portion of debt with an original maturity exceeding one year as of the last day of the most recent quarter), of 1.40 to 1, and (iii) a maximum net senior indebtedness to annualized EBITDA ratio, as defined in the credit facility, of 3.50 to 1 as of April 3, 2003. The credit facility also generally imposes limitations on investments, the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, dividends, mergers, investments, guarantees, asset sales, business activities and pledges.

        Covenants under the credit facility limit our ability to incur additional debt. The credit facility allows us to incur any amount of debt which qualifies as subordinated debt thereunder. If not qualified as subordinated debt under the credit facility, generally we are limited to no more than $75 million of new debt, subject to meeting our financial covenants.

        Each of our significant subsidiaries (as defined in the credit facility), has guaranteed the credit facility. If at any time the ratio of our net senior indebtedness to annualized EBITDA exceeds 3.50 to 1, we and each of our subsidiaries that is a guarantor is obligated to pledge to the lenders under the credit facility all the capital stock of any subsidiary owned by such person and all of our and our subsidiaries' indebtedness owed to such person.

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

        On January 27, 1999, we sold $225 million aggregate principal amount of 9 1/2% senior subordinated notes due 2011. Net proceeds from the issuance of the notes due 2011 (approximately $219 million) were used to reduce borrowings under our credit facility. On March 29, 2002, we issued an additional $72.9 million aggregate principal amount of 9 1/2% senior subordinated notes due 2011 (with a fair value of $71.8 million) as part of our acquisition of GC Companies, Inc. The notes due 2011 bear interest at the rate of 9 1/2% per annum, payable February and August of each year. The notes due 2011 are redeemable at our option, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. The notes due 2011 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the note indenture for the notes due 2011). The notes due 2011 rank equally with our 9 1/2% senior subordinated notes due 2009.

        On January 16, 2002, we sold $175 million aggregate principal amount of 9 7/8% senior subordinated notes due 2012. Net proceeds from the issuance of the notes due 2012 (approximately $168 million) were used to reduce borrowings under our credit facility, to pursue our current business strategy, including the acquisition of GC Companies, and for general corporate purposes. The notes due 2012 bear interest at the rate of 9 7/8% per annum, payable in February and August of each year. The notes due 2012 are redeemable at our option, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. The notes due 2012 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the note indenture for the notes due 2012). The notes due 2012 rank equally with our 9 1/2% senior subordinated notes due 2009 and our 9 1/2% senior subordinated notes due 2011.

        The indentures relating to the notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indentures for the notes due 2009 and 2011) and after giving effect thereto on a pro forma basis (under each of the indentures). Under the indenture relating to the notes due 2009, the most restrictive of the indentures, we could borrow approximately $337 million as of April 3, 2003 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $75 million of new "permitted indebtedness" under the terms of the indenture relating to the notes due 2009, the most restrictive of the indentures.

        The indentures relating to the notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control, we would be required to make an offer to repurchase each holder's notes due 2009, notes due 2011 and notes due 2012 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. For additional information relating to covenants contained in the indentures governing the notes, see Note 5 in the Notes to Consolidated Financial Statements included in Part II Item 8. of this Form 10-K.

        As of April 3, 2003, we were in compliance with all financial covenants relating to the credit facility, the notes due 2009, 2011 and 2012.

        On April 19, 2001, we issued shares of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock for an aggregate purchase price of $250 million. Net proceeds from the sale (including transaction expenses) of approximately $225 million were used to reduce outstanding indebtedness under our credit facility. On September 13, 2001, pursuant to the certificate of designations relating to the Preferred Stock, all shares of Series B Exchangeable Preferred Stock were exchanged for an equal number of shares of Series A Convertible Preferred Stock. Dividends on the Series A Convertible Preferred Stock accumulate at an annual rate of 6.75% and are payable in additional shares of Series A Convertible Preferred Stock until April 2004. At our option, dividends on Series A Convertible Preferred Stock may be paid in cash or additional shares of Series A Convertible Preferred Stock from April 2004 until April 2008. Thereafter, dividends must be paid in cash unless prohibited by the Indentures for the Notes due 2009 and the Notes due 2011, in which case such dividends are payable in additional Series A Preferred Shares. Reference is made to Note 6 to the Consolidated Financial Statements included under Part II Item 8. of this Annual Report on Form 10-K for information describing circumstances in which holders of Series A Convertible Preferred Stock may be entitled to special in-kind dividends and other circumstances under which holders of Series A Convertible Preferred Stock may be required to receive payments-in-kind in lieu of cash and Series B Exchangeable Preferred Stock instead of Series A Convertible Preferred Stock. Our investment agreement with the Apollo Purchasers generally requires that we obtain their consent before we issue stock, pay cash dividends or incur indebtedness (other than ordinary course borrowings under our credit facility and certain other permitted debt) as long as they continue to hold a majority of the shares of Preferred Stock that they purchased. In addition, the certificate of designations for our Preferred Stock prohibits us from incurring any debt that would restrict our ability to pay dividends on the Preferred Stock in the manner required under the certificate of designations without the consent of the holder or holders of a majority of the shares of outstanding Preferred Stock (currently the Apollo Purchasers).

        On March 19, 2002, we completed a public offering of 9,000,000 shares of Common Stock at a public offering price of $10.50 per share and granted the underwriters a 30 day option to purchase an additional 1,350,000 shares of Common Stock at $10.50 per share to cover over-allotments. On March 28, 2002, the underwriters exercised their option to purchase these shares. Net proceeds from the offering of the shares of Common Stock of $100.8 million were used to fund the acquisition of GC Companies and will be used to pursue our current business strategy, including acquisitions of other theatres and theatre circuits.

        On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our purchase price of $169.2 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date) includes anticipated cash payments of $70.7 million, the issuance of $72.9 million aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 with a fair value of $71.8 million and the issuance of 2.4 million shares of common stock with an aggregate fair value of $33.2 million based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). We used (or will use) available cash from our sales of senior subordinated notes and common stock in fiscal 2002 for the cash payments under the plan of reorganization.

        The purchase price for GC Companies is based on current estimates of the amount of "deduction claims" under the plan. The exact purchase price will not be determinable until all creditor claims disputed by the GC Companies post-confirmation unsecured creditors committee are consensually resolved or are determined by the bankruptcy court, and that process is ongoing. Through April 3, 2003, we have issued $72.9 million aggregate principal amount of our senior subordinated notes due 2011 and 2.4 million shares of our common stock and paid approximately $64 million in cash to creditors of GC Companies. Under the plan, an increase in the amount of deduction claims, which are paid in cash, will reduce the amount of common stock we issue to unsecured creditors, and vice versa. Although the purchase price should not change materially as a result of the resolution of disputed claims, the ultimate amount of cash and common stock components may vary from our current estimates. Under the plan of reorganization, reorganized GC Companies and its reorganized subsidiaries retained liability for certain trade payables and other current liabilities not discharged in the bankruptcy. Reorganized GC Companies continues to have certain obligations to retirees and certain of GC Companies' executory contracts and unexpired leases were assumed by reorganized GC Companies or one of its reorganized subsidiaries.

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, FF&E and leasehold purchase provisions and National Cinema Network ("NCN") exhibitor share commitments that have initial or remaining non-cancelable terms in excess of one year as of April 3, 2003 are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings	Minimum Operating Lease Payments	FF&E and Leasehold Purchase Provisions	NCN Exhibitor Share Commitments	Total Commitments
2004	$10,164	$–	$285,404	$–	$7,823	$303,391
2005	9,852	–	281,531	25,292	6,647	323,322
2006	9,608	–	279,068	5,000	6,068	299,744
2007	9,240	–	276,868	–	–	286,108
2008	8,499	–	273,865	–	–	282,364
Thereafter	92,643	672,880	2,590,377	–	–	3,355,900

Total	$140,006	$672,880	$3,987,113	$30,292	$20,538	$4,850,829

        We believe that cash generated from operations, existing cash and equivalents, expected reimbursements from developers and the available commitment amount under our credit facility will be sufficient to fund operations and planned capital expenditures for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes. However, the performance of films licensed by us and unforeseen changes in operating requirements could affect the ability to continue our business strategy as well as comply with certain financial covenants.

Deferred Tax Assets

        We have recorded net current and non-current deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of approximately $187 million (net of valuation allowance of $9.1 million) as of April 3, 2003, and estimate that we must generate at least $476 million of future taxable income to realize those deferred tax assets. To achieve this level of future taxable income, we intend to pursue our current business strategy that includes expansion of our theatre circuit through selective new builds and acquisitions, closure of underperforming theatres and implementation of initiatives to increase revenues and control costs. The theatrical exhibition industry is cyclical, and we believe that we are capable of generating sufficient future taxable income to utilize our deferred tax assets.

        We believe it is more likely than not that we will realize future taxable income sufficient to utilize our deferred tax assets except as follows. As of April 3, 2003, we believe it is more likely than not that deferred tax assets related to certain state tax net operating loss carryforwards and certain net operating loss carryforwards of foreign subsidiaries in the amount of approximately $37 million (expiring 2007 through 2022) and $21 million (expiring in 2004 through 2009), respectively, will not be realized due to uncertainties as to the timing and amounts of related future taxable income. Accordingly, a valuation allowance of $9.1 million was established as of April 3, 2003. We have made estimates of our future taxable income based on expected increases in attendance and ticket and concession prices. We currently estimate taxable income of $20.3 million in fiscal 2003 and had reported taxable income of $7.3 million in fiscal 2002. Based on expected future reversals of our temporary differences and estimates of future taxable income, we believe it is more likely than not that we will have generated sufficient taxable income by the end of fiscal year 2011 to enable us to realize our deferred tax assets recorded as of April 3, 2003. Our estimates of future taxable income require significant amounts of management judgment and estimation and actual results could differ from estimated amounts. See "Forward-Looking Statements" for factors which may cause actual results to differ from our expectations. Accordingly, while we believe it is more likely than not that we will realize future taxable income sufficient to realize our net current and non-current deferred tax asset of $187 million, it is possible that these deferred taxes may not be realized in the future.

        The table below reconciles loss before income taxes and cumulative effect of an accounting change for financial statement purposes with taxable income (loss) for income tax purposes.

(Dollars in thousands)	(estimated) 53 Weeks Ended April 3, 2003	52 Weeks Ended March 28, 2002	52 Weeks Ended March 29, 2001
Loss before income taxes and cumulative effect of an accounting change	$(19,802)	$(10,868)	$(135,826)
Cumulative effect of an accounting change	–	–	26,710
Reserve for future dispositions	(421)	(5,803)	6,258
Depreciation and amortization	289	20,802	23,977
Gain on disposition of assets	–	(5,992)	(17,166)
Impairment of long-lived assets	19,563	4,668	68,776
Foreign corporation activity	23,200	11,140	3,199
Other	(2,504)	(6,602)	(8,825)

Taxable income (loss) before special deductions and net operating loss carrybacks	$20,325	$7,345	$(32,897)

        Our foreign subsidiaries have net operating loss carryforwards in Spain, Japan and the United Kingdom aggregating approximately $40 million, $17 million of which may be carried forward indefinitely and the balance of which expires from 2008 through 2013. Our federal income tax loss carryforward of $88 million expires in 2020 and 2021 and will be limited to approximately $20 million annually due to the sale of Preferred Stock and the acquisition of GC Companies, Inc. State net operating loss carryforwards of approximately $62 million may be used over various periods ranging from five to 20 years.

        We anticipate that net temporary differences should reverse and become available as tax deductions as follows:

2004	$85,000,000
2005	53,000,000
2006	29,000,000
2007	42,000,000
2008	16,000,000
Thereafter	163,000,000

Total	$388,000,000

Impact of Inflation

        Historically, the principal impact of inflation and changing prices upon us has been to increase the costs of the construction of new theatres, the purchase of theatre equipment, rent and the utility and labor costs incurred in connection with continuing theatre operations. Film exhibition costs, our largest cost of operations, are customarily paid as a percentage of admissions revenues and hence, while the film exhibition costs may increase on an absolute basis, the percentage of admissions revenues represented by such expense is not directly affected by inflation. Except as set forth above, inflation and changing prices have not had a significant impact on our total revenues and results of operations.

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

        In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. SFAS No. 146 was effective for us for disposal activities initiated after December 31, 2002 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for us in fiscal year 2003 and will be effective for interim periods in fiscal year 2004.

        In April 2003, the FASB issued SFAS No. 149 Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. We adopted the disclosure provisions of FASB Interpretation No. 45 on December 15, 2002. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees on a routine basis. As a result, this interpretation did not have a material impact on our financial statements. To the extent that we enter into any such guarantees after

December 31, 2002, we will record the fair value as a liability and an offsetting amount for an asset or expense depending on the circumstances in which the guarantee was issued.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created, or for which control is obtained after, January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003.

        We have entered into operating leases with landlords and sale leaseback transactions with landlords that have been accounted for as operating leases and as transactions that qualify for the use of sale leaseback accounting. Certain of these landlord relationships are considered variable interests, and it is possible that we may be required to consolidate such variable interest entities when FASB Interpretation No. 46 becomes effective on July 1, 2003. The difference between consolidation and operating lease and or sale leaseback accounting treatment could increase the amount of assets and indebtedness on our consolidated financial statements related to properties that we currently lease. We are in the process of identifying those landlords that qualify as variable interest entities and those situations where we are the primary beneficiary, if any.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

        Market risk on variable-rate financial instruments.    We maintain a $375,000,000 credit facility, which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility as of April 3, 2003, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $200,000,000 of 9 1/2% Senior Subordinated Notes due 2009, $297,880,000 of 9 1/2% Senior Subordinated Notes due 2011 and $175,000,000 of 9 7/8% Senior Subordinated Notes due 2012. Increases in market interest rates would generally cause a decrease in the fair value of the notes due 2009, 2011 and 2012 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2009, 2011 and 2012.

        Foreign currency exchange rates.    We currently operate theatres in Canada, Portugal, Spain, France, Japan, Sweden, China (Hong Kong) and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $4.8 million and $12.5 million, respectively.

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

The Company has a formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance to measure its effectiveness and recommends possible improvements. The Company has a formalized system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that its financial records are reliable. Management monitors the system for compliance to measure its effectiveness and recommends possible improvements. As part of their audit of the consolidated financial statements, the Company's independent accountants consider our internal controls over financial reporting solely for the purpose of determining the nature, extent and timing of audit tests to be applied.

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

/s/ Peter C. Brown

Chairman of the Board, Chief Executive Officer
and President

/s/ Craig R. Ramsey

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMC ENTERTAINMENT INC.
KANSAS CITY, MISSOURI

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and subsidiaries (the "Company") at April 3, 2003 and March 28, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 3, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, retroactive to the beginning of fiscal year 2001.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
May 27, 2003

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	53 Weeks Ended April 3, 2003	52 Weeks Ended March 28, 2002	52 Weeks Ended March 29, 2001
Revenues
Admissions	$1,217,083	$901,566	$811,068
Concessions	469,966	359,042	334,224
Other theatre	48,828	40,156	27,108
NCN and other	55,693	41,768	43,457

Total revenues	1,791,570	1,342,532	1,215,857
Costs and Expenses
Film exhibition costs	663,416	487,577	432,351
Concession costs	58,520	45,756	46,455
Theatre operating expense	438,161	328,691	301,829
Rent	302,445	236,829	229,314
NCN and other	52,444	45,264	42,610
General and administrative	68,254	37,798	32,499
Preopening expense	3,227	4,345	3,808
Theatre and other closure expense	5,416	2,124	24,169
Depreciation and amortization	127,020	99,742	105,260
Impairment of long-lived assets	19,563	4,668	68,776
Gain on disposition of assets	(1,385)	(1,821)	(664)

Total costs and expenses	1,737,081	1,290,973	1,286,407

Other expense (income)
Other expense (income)	–	3,754	(9,996)
Interest expense
Corporate borrowings	65,585	48,015	64,347
Capital and financing lease obligations	12,215	12,745	12,653
Investment income	(3,509)	(2,087)	(1,728)

Total other expense	74,291	62,427	65,276

Loss before income taxes and cumulative effect of accounting changes	(19,802)	(10,868)	(135,826)
Income tax provision	500	600	(45,700)

Loss before cumulative effect of accounting change	(20,302)	(11,468)	(90,126)
Cumulative effect of accounting change (net of income tax benefit of $10,950)	–	–	(15,760)

Net loss	$(20,302)	$(11,468)	$(105,886)

Preferred dividends	27,165	29,421	–

Net loss for shares of common stock	$(47,467)	$(40,889)	$(105,886)

Loss per share of common stock before cumulative effect of accounting change:
Basic and diluted	$(1.31)	$(1.73)	$(3.84)

Net loss per share of common stock
Basic and diluted	$(1.31)	$(1.73)	$(4.51)

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	April 3, 2003	March 28, 2002
Assets
Current assets:
Cash and equivalents	$244,412	$219,432
Receivables, net of allowance for doubtful accounts of $1,581 and $1,297 as of April 3, 2003 and March 28, 2002, respectively	27,545	24,195
Other current assets	50,732	48,416

Total current assets	322,689	292,043
Property, net	856,463	776,113
Intangible assets, net	30,050	5,369
Goodwill	60,698	30,276
Deferred income taxes	171,152	127,115
Other long-term assets	50,646	48,254

Total assets	$1,491,698	$1,279,170

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$116,269	$110,993
Accrued expenses and other liabilities	179,393	136,196
Current maturities of corporate borrowings and capital and financing lease obligations	2,565	2,627

Total current liabilities	298,227	249,816
Corporate borrowings	668,661	596,540
Capital and financing lease obligations	56,536	54,429
Other long-term liabilities	176,370	120,029

Total liabilities	1,199,794	1,020,814
Commitments and contingencies
Stockholders' equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 280,107 and 261,989 shares issued and outstanding as of April 3, 2003 and March 28, 2002, respectively (aggregate liquidation preference of $284,828 and $266,406 as of April 3, 2003 and March 28, 2002, respectively)	187	175
Common Stock, 66 2/3¢ par value; 33,286,173 and 30,038,046 shares issued as of April 3, 2003 and March 28, 2002, respectively	22,191	20,025
Convertible Class B Stock, 66 2/3¢ par value; 3,051,597 and 3,801,545 shares issued and outstanding as of April 3, 2003 and March 28, 2002, respectively	2,035	2,535
Additional paid-in capital	464,663	430,902
Accumulated other comprehensive loss	(8,773)	(16,967)
Accumulated deficit	(187,817)	(167,515)
Employee notes for Common Stock purchases	–	(10,430)
Common Stock in treasury, at cost, 35,387 and 20,500 shares as of April 3, 2003 and March 28, 2002, respectively	(582)	(369)

Total stockholders' equity	291,904	258,356

Total liabilities and stockholders' equity	$1,491,698	$1,279,170

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	53 Weeks Ended April 3, 2003	52 Weeks Ended March 28, 2002	52 Weeks Ended March 29, 2001
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(20,302)	$(11,468)	$(105,886)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	127,020	99,742	105,260
Non-cash portion of special and stock-based compensation	12,670	442	–
Impairment of long-lived assets	19,563	4,668	68,776
Deferred income taxes	(10,086)	9,026	(41,909)
Gain on disposition of assets	(1,385)	(1,821)	(664)
Cumulative effect of accounting change	–	–	15,760
Change in assets and liabilities, net of effects from acquisition of GC Companies Inc.:
Receivables	(2,292)	(7,195)	6,047
Other assets	10,170	(6,573)	(1,295)
Accounts payable	(14,723)	7,114	(14,591)
Accrued expenses and other liabilities	11,445	5,900	11,229
Other, net	(3,333)	1,256	731

Net cash provided by operating activities	128,747	101,091	43,458

Cash flows from investing activities:
Capital expenditures	(100,932)	(82,762)	(101,932)
Proceeds from sale/leasebacks	43,665	7,486	682
Construction project costs:
Reimbursable by landlord	(38,586)	(28,122)	(18,949)
Reimbursed by landlord	13,259	25,243	–
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	(47,314)	–	–
Acquisition of Gulf States Theatres	(752)	(45,020)	–
Purchase of leased furniture, fixtures and equipment	(7,052)	(23,739)	–
Proceeds from disposition of long-term assets	5,494	6,647	29,594
Other, net	(4,983)	(4,243)	(1,328)

Net cash used in investing activities	(137,201)	(144,510)	(91,933)

Cash flows from financing activities:
Repayments under Credit Facility	–	(270,000)	(60,000)
Proceeds from issuance of 9 7/8% Senior Subordinated Notes due 2012	–	172,263	–
Net proceeds from sale of Common Stock	–	100,800	–
Net proceeds from sale of Preferred Stock	–	230,022	–
Construction project costs reimbursed by landlord	29,612	881	19,135
Principal payments under capital and financing lease obligations	(2,580)	(2,638)	(2,755)
Change in cash overdrafts	7,325	(3,406)	6,520
Change in construction payables	(528)	6,264	1,816
Deferred financing costs and other	(392)	(5,307)	–

Net cash provided by (used in) financing activities	33,437	228,879	(35,284)
Effect of exchange rate changes on cash and equivalents	(3)	(103)	(1,471)

Net increase (decrease) in cash and equivalents	24,980	185,357	(85,230)
Cash and equivalents at beginning of year	219,432	34,075	119,305

Cash and equivalents at end of year	$244,412	$219,432	$34,075

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (net of amounts capitalized of $4,095, $2,677 and $4,186 during fiscal 2003, 2002 and 2001, respectively)	$78,677	$59,824	$85,261
Income taxes, net	(9,757)	(3,579)	(6,583)
Schedule of non-cash investing and financing activities:
Preferred dividends	$27,165	$29,421	$–
See Note 2—Acquisitions for information about the non-cash components of the acquisition of GC Companies, Inc.

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
Common Stock
(In thousands, except per share amounts) (Unaudited)

	Shares	Amount	Shares	Amount
Balance, March 31, 2000	–	$–	19,447,598	$12,965
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Unrealized loss on marketable securities (net of income tax benefit of $145)	–	–	–	–
Additional minimum pension liability	–	–	–	–

Comprehensive Loss
Accrued interest on employee notes for Common Stock purchases	–	–	–	–

Balance, March 29, 2001	–	–	19,447,598	12,965
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–

Comprehensive Loss
Sale of Common Stock	–	–	10,350,000	6,900
Sale of Preferred Stock	250,000	167	–	–
Conversion of Class B Stock	–	–	240,448	160
Preferred Stock for dividends	11,989	8	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Accrued interest on employee notes for Common Stock purchases	–	–	–	–

Balance, March 28, 2002	261,989	175	30,038,046	20,025
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–

Comprehensive Loss
Stock issued in connection with acquisition of GC	–	–	2,430,429	1,621
Conversion of Class B Stock	–	–	749,948	500
Preferred Stock for dividends	18,118	12	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Stock awards, options exercised and other	–	–	67,750	45
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Accrued interest on employee notes for Common Stock purchases	–	–	–	–
Forgiveness of employee notes	–	–	–	–
Treasury stock purchase	–	–	–	–

Balance, April 3, 2003	280,107	$187	33,286,173	$22,191

See Notes to Consolidated Financial Statements

	Convertible Class B Stock						Common Stock in Treasury
						Employee Notes for Common Stock Purchases
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)				Total Stockholders' Equity (Deficit)
	Shares	Amount					Shares	Amount
Balance, March 31, 2000	4,041,993	$2,695	$106,713	$(3,812)	$(50,161)	$(9,362)	20,500	$(369)	$58,669
Comprehensive Loss:
Net loss	–	–	–	–	(105,886)	–	–	–	(105,886)
Foreign currency translation adjustment	–	–	–	(10,899)	–	–	–	–	(10,899)
Unrealized loss on marketable securities (net of income tax benefit of $145)	–	–	–	(209)	–	–	–	–	(209)
Additional minimum pension liability	–	–	–	(201)	–	–	–	–	(201)

Comprehensive Loss									(117,195)
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(519)	–	–	(519)

Balance, March 29, 2001	4,041,993	2,695	106,713	(15,121)	(156,047)	(9,881)	20,500	(369)	(59,045)
Comprehensive Loss:
Net loss	–	–	–	–	(11,468)	–	–	–	(11,468)
Foreign currency translation adjustment	–	–	–	(2,047)	–	–	–	–	(2,047)
Additional minimum pension liability	–	–	–	201	–	–	–	–	201

Comprehensive Loss									(13,314)
Sale of Common Stock	–	–	93,900	–	–	–	–	–	100,800
Sale of Preferred Stock	–	–	229,855	–	–	–	–	–	230,022
Conversion of Class B Stock	(240,448)	(160)	–	–	–	–	–	–	–
Preferred Stock for dividends	–	–	28,042	–	–	–	–	–	28,050
Preferred Stock dividends	–	–	(29,421)	–	–	–	–	–	(29,421)
Preferred Stock accretion	–	–	1,371	–	–	–	–	–	1,371
Deferred compensation—restricted stock awards	–	–	(478)	–	–	–	–	–	(478)
Unissued restricted stock awards	–	–	920	–	–	–	–	–	920
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(549)	–	–	(549)

Balance, March 28, 2002	3,801,545	2,535	430,902	(16,967)	(167,515)	(10,430)	20,500	(369)	258,356
Comprehensive Loss:
Net loss	–	–	–	–	(20,302)	–	–	–	(20,302)
Foreign currency translation adjustment	–	–	–	9,557	–	–	–	–	9,557
Additional minimum pension liability	–	–	–	(501)	–	–	–	–	(501)
Unrealized loss on marketable securities	–	–	–	(862)	–	–	–	–	(862)

Comprehensive Loss									(12,108)
Stock issued in connection with acquisition of GC	–	–	31,530	–	–	–	–	–	33,151
Conversion of Class B Stock	(749,948)	(500)	–	–	–	–	–	–	–
Preferred Stock for dividends	–	–	25,112	–	–	–	–	–	25,124
Preferred Stock dividends	–	–	(27,165)	–	–	–	–	–	(27,165)
Preferred Stock accretion	–	–	2,027	–	–	–	–	–	2,027
Stock awards, options exercised and other	–	–	152	–	–	–	–	–	197
Deferred compensation—restricted stock awards	–	–	(1,087)	–	–	–	–	–	(1,087)
Unissued restricted stock awards	–	–	3,192	–	–	–	–	–	3,192
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(108)	–	–	(108)
Forgiveness of employee notes	–	–	–	–	–	10,538	–	–	10,538
Treasury stock purchase	–	–	–	–	–	–	14,887	(213)	(213)

Balance, April 3, 2003	3,051,597	$2,035	$464,663	$(8,773)	$(187,817)	$–	35,387	$(582)	$291,904

AMC Entertainment Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended April 3, 2003, March 28, 2002 and March 29, 2001

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, AMC Entertainment International, Inc. ("AMCEI") and National Cinema Network, Inc. ("NCN") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in Portugal, Spain, France, Japan, Sweden, China (Hong Kong) and the United Kingdom. The Company's North American theatrical exhibition business is conducted through AMC and AMCEI. The Company's International theatrical exhibition business is conducted through AMCEI. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly-owned subsidiary, NCN.

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

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. Fiscal year 2003 reflects a 53 week period. The 2002 and 2001 fiscal years reflect a 52 week period.

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

        Concession Costs:    The Company accounts for vendor rebates as a reduction of concession costs when earned in accordance with Emerging Issues Task Force Issue No. 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor.

        Cash and Equivalents:    Cash and equivalents consist of cash on hand and temporary cash investments with original maturities of three months or less. The Company invests excess cash in deposits with major banks and in temporary cash investments. Such investments are made only in instruments issued or enhanced by high quality financial institutions (investment grade or better). Amounts invested in a single institution are limited to minimize risk. As of April 3, 2003, approximately $1,700,000 of our cash and equivalents collateralized certain stand-by letters of credit.

        Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of April 3, 2003 and March 28, 2002 was $39,076,000 and $31,751,000, respectively.

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

        Intangible Assets:    Intangible assets are recorded at cost and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer lists, non-competition and consulting agreements and trademarks, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets. The gross carrying amount of intangible assets was $64,230,000 and $39,282,000 as of April 3, 2003 and March 28, 2002, respectively. Accumulated amortization on intangible assets was $34,180,000 and $33,913,000 as of April 3, 2003 and March 28, 2002, respectively. Amortization expense was $7,138,000, $2,420,000 and $3,415,000 in fiscal 2003, 2002 and 2001, respectively. The original useful lives of these assets ranged from 1 to 36 years and the remaining useful lives range from 1 to 10 years.

        Goodwill:    Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets related to acquisitions of theatre circuits. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $60,698,000 as of April 3, 2003. We evaluate goodwill for impairment annually during the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. We consider our North American theatrical exhibition operating segment to be the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by considering the market price of our common stock as well as multiples applied to cash flow estimates less net indebtedness which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value and the market value of our common stock could be volatile.

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

        Theatre and Other Closure Expense:    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company's closed theatres, other vacant space or theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. Accretion expense for exit activities initiated after December 31, 2002 is included as a component of theatre and other closure expense. The Company recorded theatre and other closure expense of $5,416,000, $2,124,000 and $24,169,000 in fiscal 2003, 2002 and 2001, respectively. Accrued theatre and other closure expense is classified as current based upon management's intention to negotiate termination of the related lease obligations within one year.

        Impairment of Long-lived Assets:    Management reviews long-lived assets, including intangibles, for impairment as part of the Company's annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in film markets for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. Management evaluates its theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. Because the Christmas and New Years holiday results comprise a significant portion of the Company's operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of the Company's impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date plus the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when management does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows plus the fair value of furniture, fixtures and equipment. Fair value for furniture, fixtures and equipment has been determined using similar asset sales and in some instances independent third party valuation studies. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates.

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

        Impairment losses by operating segment follows:

Impairment of long-lived assets (In thousands)	2003	2002	2001
North American theatrical exhibition	$4,083	$–	$62,843
International theatrical exhibition	15,480	4,668	5,933

Total impairments of long-lived assets	$19,563	$4,668	$68,776

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

        Loss per Share:    Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. The Company accounts for loss per share in accordance with EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share. Topic No. D-95 requires the inclusion of participating convertible securities in the computation of basic earnings per common share. Topic No. D-95 permits the use of either the "if-converted" or the "two-class" method: the Company has selected the "if-converted" method. The dilutive effect of the Company's Series A Convertible Preferred Stock is considered in the computation of basic earnings per common share in accordance with Topic No. D-95. Under Topic No. D-95, the dilutive effect of the Series A Preferred on basic earnings per common share cannot be less than the amount that would result from the application of the "two-class" method of computing basic earnings per common share. The "two-class" method is an earnings allocation formula that determines earnings per share for the common stock and the participating Series A Preferred according to dividends declared and participating rights in the undistributed earnings as if all such earnings were distributed. If dividends are paid on the common stock in any fiscal period, the holders of Series A Preferred shares are entitled to receive dividends on an "as converted" basis, to the extent such dividends are greater than the face amount of Series A Preferred dividends otherwise payable in such fiscal period. Diluted loss per share includes the effects of outstanding stock options, stock awards and Series A Convertible Preferred Stock, if dilutive.

        Stock-based Compensation:    The Company currently sponsors stock option plans and restricted stock award plans as described in Note 6. The Company accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees (APB No. 25) and related interpretations. Stock-based employee compensation expense related to restricted stock awards of $2,105,000 and $442,000 was reflected in net loss for fiscal 2003 and 2002, respectively. No stock-based employee compensation expense for stock options was reflected in net loss for fiscal 2003, 2002 and 2001, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table reflects the weighted average fair value per option granted during each year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	2003	2002	2001
Weighted average fair value on grant date	$8.82	$4.16	$1.36
Risk-free interest rate	2.6%	4.7%	5.5%
Expected life (years)	5	5	5
Expected volatility	67.7%	66.8%	61.1%
Expected dividend yield	–	–	–

        The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all stock awards and outstanding and unvested options in each period:

(In thousands, except per share data)	2003	2002	2001
Net loss:
As reported	$(20,302)	$(11,468)	$(105,886)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	1,263	265	–
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(3,052)	(982)	(707)

Pro forma	$(22,091)	$(12,185)	$(106,593)

Net loss per common share (basic and diluted):
As reported	$(1.31)	$(1.73)	$(4.51)
Pro forma	$(1.36)	$(1.76)	$(4.54)

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

        Casualty Insurance:    The Company is self-insured for general liability up to $400,000 per occurrence and carries a $250,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses that it will be responsible for paying. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of April 3, 2003 and March 28, 2002, the Company had recorded casualty insurance reserves of $19,765,000 and $23,275,000, respectively. The Company recorded expenses related to general liability and workers compensation claims of $6,752,000, $10,304,000 and $6,667,000 in fiscal 2003, 2002 and 2001, respectively.

        New Accounting Pronouncements:    In July 2001, the Financial Accounting Standards Board ("FASB") issued two new standards: Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for using one method (the purchase method) and prescribes criteria for the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001.

        SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. The provisions of SFAS No. 142 state that goodwill and indefinite-lived intangible assets will no longer be amortized and that goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 became effective for the Company in fiscal 2003. However, goodwill and intangible assets acquired after June 30, 2001, were subject immediately to the non-amortization and amortization provisions. Adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 applies to all long-lived assets (excluding goodwill) and discontinued operations and develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 became effective for the Company in fiscal 2003. Adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. SFAS No. 146 was effective for the Company for disposal activities initiated after December 31, 2002 and did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for the Company in fiscal year 2003 and will be effective for interim periods in fiscal year 2004.

        In April 2003, the FASB issued SFAS No. 149 Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project. Adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. The Company adopted the disclosure provisions of FASB Interpretation No. 45 as of April 3, 2003. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation did not have a material impact on the Company's financial statements. To the extent that the Company enters into any such guarantees after December 31, 2002, it will record the fair value as a liability and an offsetting amount for an asset or expense depending on the circumstances in which the guarantee was issued.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created, or for which control is obtained after, January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003.

        The Company has entered into operating leases with landlords and sale leaseback transactions with landlords that have been accounted for as operating leases and as transactions that qualify for the use of sale leaseback accounting. Certain of these landlord relationships are considered variable interests, and it is possible that the Company could be required to consolidate such variable interest entities when FASB Interpretation No. 46 becomes effective on July 1, 2003. The difference between consolidation and operating lease and or sale leaseback accounting treatment could increase the amount of assets and indebtedness on our consolidated financial statements related to properties that the Company currently leases. The Company is in the process of identifying those landlords that qualify as variable interest entities and those situations where it is the primary beneficiary, if any.

        Presentation:    Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

NOTE 2—ACQUISITIONS

        On March 15, 2002, the Company acquired the operations and related assets of Gulf States Theatres ("GST") for a cash purchase price of $45,772,000 (see Note 15—Related Party Transactions). In connection with the acquisition, the Company leased five theatres with 68 screens in the New Orleans, Louisiana area. All five of the theatres feature stadium seating and have been built since 1997 and strengthen the Company's position in the New Orleans market. The following is a summary of the allocation of the purchase price to the assets acquired from GST, based on an independent third party valuation study:

(In thousands)
Property	$11,396
Intangible assets	8,540
Goodwill	25,836

Total purchase price	$45,772

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

        Amounts allocated to intangible assets relate to $8,200,000 for a non-competition and consulting agreement and $340,000 for an acquired trademark. The amortization periods for the non-competition and consulting agreement and trademark are seven years and 20 years, respectively. Amortization expense and accumulated amortization are as follows:

(In thousands)	2003	2002
Amortization expense of non-competition and consulting agreement	$1,171	$–
Amortization expense of trademark	17	–

Total	$1,188	$–

(In thousands)	2003	2002
Accumulated amortization of non-competition and consulting agreement	$1,171	$–
Accumulated amortization of trademark	17	–

Total	$1,188	$–

        Estimated amortization expense for each of the next five fiscal years is $1,171,000 under the non-competition and consulting agreement and $17,000 for the trademark.

        On March 29, 2002, the Company acquired GC Companies, Inc. ("GC") pursuant to a plan of reorganization sponsored by the Company for an estimated purchase price of $169,169,000 (net of $6,500,000 from the sale of GC's portfolio of venture capital investments on the effective date), which includes cash payments of $70,732,000, the issuance of $72,880,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 with a fair value of $71,787,000 and the issuance of 2,430,429 shares of common stock, with an aggregate fair value of $33,151,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). The acquisition includes 66 theatres with 621 screens in the United States, 3 managed theatres with 20 screens in the United States and a 50% interest in a joint venture that operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay.

        As of April 3, 2003, $6,450,000 of the cash portion of the estimated purchase price was unpaid. The purchase price is based on current estimates of the amount of "deduction claims" under the plan of reorganization. The exact purchase price will not be determinable until all creditor claims disputed by GC's post-confirmation unsecured creditors committee are consensually resolved or are determined by the bankruptcy court, and that process is ongoing. Under the plan, an increase in the amount of deduction claims, which are paid in cash, will reduce the amount of common stock we issue to unsecured creditors, and vice versa. Although the purchase price should not change materially as a result of the resolution of disputed claims, the ultimate amount of cash and common stock components may vary from current estimates. Acquisition of GC's theatre circuit expands the Company's national footprint of industry-leading theatres, especially in key markets in the Northeast and upper Midwest.

        The GC subsidiary which held its interest in the South American theatre joint venture was not subject to the jurisdiction of the bankruptcy court and the joint venture's lenders retain liens on the Argentine and Chilean entities. Prior to the Company's acquisition of GC, its joint venture defaulted on its Argentine and Chilean loan agreements as the debts thereunder became due in December 2001 and payment was not made in accordance with the agreements. However, in connection with the plan of reorganization, one of the Company's wholly-owned subsidiaries acquired, at par, a 25% undivided, non-voting, economic participation interest in the joint venture's loans for an aggregate purchase price of $10.96 million, whereupon the GC guaranties were released and the lenders agreed to extend the final maturity date of the loans. The joint venture is currently renegotiating payment terms related to these loans. Non-compliance with covenants applicable to these loans could result in an acceleration of the loan payment terms or default. Because of such considerations the Company attributes little or no value to its investment in the joint venture and participation interest in the joint venture's loans.

        The following is a summary of the allocation of the purchase price to the assets and liabilities of GC based on estimates of fair value from an independent third party valuation study and the final settlement of liabilities assumed from GC:

(In thousands)
Cash and equivalents	$10,468
Current assets	12,828
Property	133,509
Intangible assets	23,318
Goodwill	34,862
Deferred income taxes	35,700
Other long-term assets	7,738
Current liabilities	(32,113)
Other long-term liabilities	(57,141)

Total purchase price	$169,169

        Amounts recorded for goodwill are not subject to amortization, are recorded at the Company's North American theatrical exhibition operating segment (the reporting unit) and are not expected to be deductible for tax purposes.

        Amounts allocated to intangible assets relate to $19,664,000 of favorable leases assumed from GC and gift certificate and discount ticket customer lists of $3,654,000. The weighted average amortization period for favorable leases and customer lists is approximately 10 years and 2 years, respectively. Amortization expense and accumulated amortization are as follows:

(In thousands)	2003	2002
Amortization expense of favorable leases	$2,241	$–
Amortization expense of customer lists	1,725	–

Total	$3,966	$–

(In thousands)	2003	2002
Accumulated amortization of favorable leases	$2,241	$–
Accumulated amortization of customer lists	1,725	–

Total	$3,966	$–

        Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Favorable Leases	Customer Lists	Total
2004	$2,040	$1,929	$3,969
2005	2,033	–	2,033
2006	2,033	–	2,033
2007	1,929	–	1,929
2008	1,892	–	1,892

        The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and give effect to the acquisitions of GC and GST as adjusted for the related purchase price allocations. Such information is presented for comparative purposes only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

(In thousands, except per share data)	2003	Pro Forma 2002
		(unaudited)
Revenues
Admissions	$1,217,083	$1,125,999
Concessions	469,966	455,465
Other theatre	48,828	52,518
NCN and other	55,693	41,768

Total Revenues	1,791,570	1,675,750
Costs and Expenses
Film exhibition costs	663,416	608,175
Concession costs	58,520	61,823
Theatre operating expense	438,161	428,221
Rent	302,445	288,123
NCN and other	52,444	45,264
General and administrative	68,254	39,397
Preopening expense	3,227	4,345
Theatre and other closure expense	5,416	2,124
Reorganization items	–	6,026
Depreciation and amortization	127,020	122,822
Impairment of long-lived assets	19,563	4,668
Gain on disposition of assets	(1,385)	(1,821)

Total costs and expenses	1,737,081	1,609,167
Other expense	–	3,754
Interest expense
Corporate borrowings	65,585	57,911
Capital and financing lease obligations	12,215	9,773
Investment income	(3,509)	(2,087)

Total other expense	74,291	69,351

Loss before income taxes	(19,802)	(2,768)
Income tax provision	500	3,600

Net loss	$(20,302)	$(6,368)

Preferred dividends	27,165	29,421

Net loss for shares of common stock	$(47,467)	$(35,789)

Net loss per share of common stock:
Basic	$(1.31)	$(1.37)

Diluted	$(1.31)	$(1.37)

Average shares outstanding:
Basic	36,296	26,107

Diluted	36,296	26,107

NOTE 3—PROPERTY

        A summary of property is as follows:

(In thousands)	2003	2002
Property owned:
Land	$34,563	$41,800
Buildings and improvements	255,950	255,555
Leasehold improvements	399,891	298,117
Furniture, fixtures and equipment	799,082	696,349

	1,489,486	1,291,821
Less—accumulated depreciation and amortization	640,709	520,590

	848,777	771,231
Property leased under capital leases:
Buildings and improvements	29,119	27,015
Less—accumulated amortization	21,433	22,133

	7,686	4,882

	$856,463	$776,113

        Included in property is $69,968,000 and $36,774,000 of construction in progress as of April 3, 2003 and March 28, 2002, respectively.

NOTE 4—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	2003	2002
Other current assets:
Prepaid rent	$24,847	$17,975
Deferred income taxes	15,793	14,044
Income taxes receivable	–	8,483
Other	10,092	7,914

	$50,732	$48,416

Other long-term assets:
Investments in real estate	$11,996	$11,193
Deferred financing costs	13,093	14,624
Other	25,557	22,437

	$50,646	$48,254

Accrued expenses and other liabilities:
Income taxes payable	$4,080	$–
Taxes other than income	29,613	20,286
Interest	8,952	7,915
Payroll and vacation	10,039	6,655
Casualty claims and premiums	7,955	4,187
Deferred income	65,248	47,570
Accrued bonus	14,126	12,996
Theatre and other closure	21,011	23,609
Unpaid acquisition costs	6,450	–
Other	11,919	12,978

	$179,393	$136,196

(In thousands)	2003	2002
Other long-term liabilities:
Deferred rent and unfavorable leases	$111,657	$52,988
Casualty claims and premiums	11,810	19,088
Pension and other benefits	20,459	18,390
Deferred income	7,185	10,748
Deferred gain	11,402	10,964
Advance sale leaseback proceeds	6,994	2,085
Theatre and other closure	1,488	531
Other	5,375	5,235

	$176,370	$120,029

NOTE 5—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	2003	2002
Credit Facility due 2004	$–	$–
9 1/2% Senior Subordinated Notes due 2009	200,000	200,000
9 1/2% Senior Subordinated Notes due 2011	297,880	225,000
9 7/8% Senior Subordinated Notes due 2012	175,000	175,000
Discounts on Senior Subordinated Notes	(4,219)	(3,460)
Capital and financing lease obligations, interest ranging from 7 1/4% to 20%	59,101	57,056

	727,762	653,596
Less-current maturities	2,565	2,627

	$725,197	$650,969

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of April 3, 2003 are as follows:

	Capital and Financing Lease Obligations
(In thousands)	Minimum Lease Payments	Less Interest	Principal	Principal Amount of Corporate Borrowings	Total
2004	$10,164	$7,599	$2,565	$–	$2,565
2005	9,852	7,193	2,659	–	2,659
2006	9,608	6,793	2,815	–	2,815
2007	9,240	6,387	2,853	–	2,853
2008	8,499	5,977	2,522	–	2,522
Thereafter	92,643	46,956	45,687	672,880	718,567

Total	$140,006	$80,905	$59,101	$672,880	$731,981

Credit Facility

        The Company maintains a $375,000,000 credit facility (the "Credit Facility"), which permits borrowings at interest rates based on either the bank's base rate or LIBOR and requires an annual commitment fee based on margin ratios that could result in a rate of .375% or .500% on the unused portion of the commitment. The Credit Facility matures on April 10, 2004. The commitment thereunder will be reduced by $25,000,000 on each of June 30, 2003 and September 30, 2003 and by $50,000,000 on December 31, 2003. The total commitment under the Credit Facility as of April 3, 2003 is $375,000,000; however, the Credit Facility contains covenants that limit the Company's ability to incur debt. As of April 3, 2003, the Company had no outstanding borrowings under the Credit Facility and approximately $363,000,000 was available for borrowing under the Credit Facility.

        Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities and pledges. In addition, the Credit Facility contains certain financial covenants. As of April 3, 2003, the Company was in compliance with all financial covenants relating to the Credit Facility.

        Costs related to the establishment of the Credit Facility were capitalized and are charged to interest expense over the life of the Credit Facility. Unamortized issuance costs of $106,000 as of April 3, 2003 are included in other long-term assets.

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

        The Indenture to the Notes due 2009 contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2009 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of April 3, 2003, the Company was in compliance with all financial covenants relating to the Notes due 2009.

        The discount on the Notes due 2009 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2009 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,025,000 as of April 3, 2003 are included in other long-term assets.

Notes Due 2011

        On January 27, 1999, the Company sold $225,000,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 and on March 29, 2002, the Company issued an additional $72,880,000 aggregate principal amount of Notes due 2011 in connection with the acquisition of GC (the "Notes due 2011"). The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2011 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2009 and Notes due 2012.

        The Indenture to the Notes due 2011 contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2011 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of April 3, 2003, the Company was in compliance with all financial covenants relating to the Notes due 2011.

        The discount on the Notes due 2011 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2011 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,036,000 as of April 3, 2003 are included in other long-term assets.

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

        The Indenture to the Notes due 2012 contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2012 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of April 3, 2003, the Company was in compliance with all financial covenants relating to the Notes due 2012.

        The discount on the Notes due 2012 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2012 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,926,000 as of April 3, 2003 are included in other long-term assets.

Capital and Financing Lease Obligations

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. As a result, the Company has recorded $37,632,000 and $37,776,000 as financing lease obligations on its Consolidated Balance Sheets related to these types of projects as of April 3, 2003 and March 28, 2002, respectively.

        The Company's lenders issue letters of credit on behalf of the Company in the normal course of its business. The outstanding amount on these letters of credit was $14,731,000 as of April 3, 2003 with maturity dates ranging from June 2003 to December 2004.

NOTE 6—STOCKHOLDERS' EQUITY

        The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights, between the two classes of common stock.

Voting Rights

        The holders of Common Stock are entitled to one vote per share and, except for the election of directors, vote together as a single class with the holders of the Company's Class B Stock and holders of our Series A Convertible Preferred Stock who are entitled to vote their shares, on an as-converted basis, subject to the right to vote as a separate class as required by law and on certain charter amendments affecting the number of authorized shares of common stock or the par value or relative powers, preferences or special rights thereof.

        The holders of Class B Stock are entitled to ten votes per share and, except for the election of directors, vote together as a single class with the holders of Common Stock and holders of the Company's Series A Convertible Preferred Stock who are entitled to vote their shares, on an as-converted basis, subject to the right to vote as a separate class as required by law and on certain charter amendments affecting the number of authorized shares of Class B Stock or the par value or relative powers, preferences or special rights thereof.

        Under the Company's investment agreement with the initial purchasers of the Company's Preferred Stock, the Company cannot change the size of the Board of Directors, which presently has eight members, without the approval of the initial purchasers as long as they continue to own at least 117,500 shares of Preferred Stock. Also, so long as the initial purchasers continue to hold this and other preferred stock approval rights, the initial purchasers will have the right to elect three directors to the Company's Board of Directors. The remaining members of the board are elected by the holders of Common Stock and Class B stock. Under the Company's restated and amended certificate of incorporation, presently holders of Common Stock, voting separately as a class, have the right to elect two directors, and the holders of Common Stock and Class B Stock, voting together as a single class, with each share of Common Stock having one vote per share and each share of Class B Stock having ten votes per share, have the right to elect three directors. In the event that no shares of Class B Stock remain outstanding, the holders of Common Stock may elect all of the members of the Board of Directors to be elected by holders other than holders of Preferred Stock, with each share having one vote for such purpose. Holders of Common Stock and Class B Stock do not have cumulative voting rights in elections of directors.

        Upon transfer of shares of Series A Convertible Preferred Stock to a transferee that is not an affiliate of the initial purchasers, the transferee holder of Series A Convertible Preferred Stock is entitled to vote on an as-converted basis with the holders of the Company's Common Stock and Class B Stock on all matters except the election of directors and any matter reserved by law or the Company's restated and amended certificate of incorporation for consideration exclusively by the holders of Common Stock or Class B Stock. Holders of the Series A Convertible Preferred Stock also have the right to vote as a class on the creation, authorization or issuance of any class, series or shares of senior stock, parity stock or junior stock (if the junior stock may be redeemed at the option of the holders thereof prior to April 19, 2011) and on any adverse change to the preference, rights and powers of the Series A Convertible Preferred Stock.

        If an event of default with respect to the Company's Preferred Stock (as defined below) occurs and is not cured or waived within 45 days, then the holders of Preferred Stock will have the right to elect that number of directors that, when added to those directors already elected by the holders of Series A Convertible Preferred Stock, constitute a majority of the Board of Directors. An "event of default" is defined as (i) an event of default under the Company's credit facility, the note indentures or any other indebtedness in excess of $10 million, (ii) the Company's failure to pay cash dividends on the Preferred Stock when required under the terms thereof or (iii) the Company's violation of the provisions of the investment agreement relating to the preferred stock approval rights.

Equity Securities

        The authorized common stock of AMCE consists of two classes of stock: Common Stock (66 2/3¢ par value; 200,000,000 shares authorized) and Class B Stock (66 2/3¢ par value; 30,000,000 shares authorized). Holders of Class B Stock may elect to convert at any time on a share-for-share basis into Common Stock.

        The Company has authorized 10,000,000 shares of Preferred Stock (66 2/3¢ par value), of which 2,000,000 shares have been designated under the Company's Certificate of Designations as Series A Convertible Preferred Stock ("Series A Preferred") and 2,000,000 shares have been designated as Series B Exchangeable Preferred Stock ("Series B Preferred", and collectively with the Series A Preferred, the "Preferred Stock"). As of April 3, 2003, 280,107 Series A Preferred shares were issued and outstanding.

        On March 29, 2002, the Company acquired GC pursuant to a plan of reorganization sponsored by the Company for an estimated purchase price of $169,169,000 (net of $6,500,000 from the sale of GC's portfolio of venture capital investments on the effective date), which included the issuance of 2,430,429 shares of common stock, with an aggregate fair value of $33,151,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan).

        On March 19, 2002, the Company completed a public offering of 9,000,000 shares of Common Stock at a public offering price of $10.50 per share and granted the underwriters a 30 day option to purchase an additional 1,350,000 shares of Common Stock at $10.50 per share to cover over-allotments. On March 28, 2002, the underwriters exercised their option to purchase these shares. Net proceeds from the offering of the shares of Common Stock of $100,800,000 were used to fund the acquisition of GC and will be used to pursue the Company's current business strategy including acquisitions of other theatres and theatre circuits.

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

        Dividends on the Series A Preferred accumulate at an annual rate of 6.75% and are payable when, as and if declared by the Company's Board of Directors. Dividends on the Series A Preferred must be paid with additional Series A Preferred shares for the first three years from April 19, 2001. Between April 20, 2004 and April 19, 2008, dividends may be paid in either additional Series A Preferred shares or cash, at the Company's option, and must be paid in cash after April 19, 2008, unless prohibited by the Indentures for the Notes due 2009 and Notes due 2011, in which case such dividends are payable in additional Series A Preferred shares.

        Preferred Stock dividends paid in shares of Preferred Stock are recorded at their estimated fair value on the date of declaration. The carrying value of Series A Preferred is accreted to its redemption price (including any accrued and unpaid dividends) over ten years (the period from initial issuance until redemption first becomes available to the holder of the security) using the interest method. During fiscal 2003, the Company recorded dividends of 18,422 shares of Series A Preferred valued at $27,165,000. During fiscal 2002, the Company recorded dividends of 16,406 shares of Series A Preferred valued at $29,421,000.

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

        In addition, during the period that they are entitled to elect three Directors, the initial purchasers of the Company's Preferred Stock must approve certain corporate actions before the Company may take them. These Preferred Stock Approval Rights include but are not limited to, limitations on the Company's ability to:

  •
  amend the Company's restated and amended certificate of incorporation or bylaws;

  •
  create, authorize or issue any class, series or shares of capital stock;

  •
  merge, consolidate or consummate a similar transaction;

  •
  incur debt or amend or alter the material terms of any existing or future material senior debt; and

  •
  acquire or dispose of any material business or assets.

        In July 2001, the SEC issued a Staff Announcement which was codified as EITF Topic No. D-98. During fiscal 2002, we adopted Topic No. D-98 Classification and Measurement of Redeemable Securities. Topic No. D-98 provides additional guidance about determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer. There was no impact to our consolidated financial position, results of operations or cash flows as a result of adopting Topic No. D-98. We believe that adoption of Topic No. D-98 will not require a restatement of financial statements until such time, if ever, that (i) the holders of our Preferred Stock either (a) are entitled to elect a majority of the board of directors or (b) could convert a portion of their Preferred Stock into a sufficient number of shares of common stock to gain control of the board of directors and (ii) our optional right to redeem the Preferred Stock is unconditional. Such circumstances do not presently exist and we believe should not exist prior to 2006, if ever.

        During fiscal 1999, the Company loaned one of its executive officers $5,625,000 to purchase 375,000 shares of Common Stock of the Company in a secondary offering. During fiscal 1999, the Company also loaned $3,765,000 to another of its executive officers to purchase 250,000 shares of Common Stock of the Company. The 250,000 shares were purchased in the open market and unused proceeds of $811,000 were repaid to the Company leaving a remaining unpaid principal balance of $2,954,000. The loans were unsecured and were due in August and September of 2003, respectively, could be prepaid in part or full without penalty and were represented by promissory notes which bore interest at a rate (6% per annum) at least equal to the applicable federal rate prescribed by Section 1274(d) of the Internal Revenue Code in effect on the date of such loans, payable at maturity. Based on the recommendation of the Compensation Committee, on May 13, 2002 the Company's Board of Directors approved the forgiveness of $10,538,000 of principal and accrued interest on the loans to the two executive officers together with the payment of $8,712,000 of federal, state and payroll related taxes on behalf of the executive officers in connection with the loan forgiveness and recorded these amounts as general and administrative expense. Such loan forgiveness was effective as of June 6, 2002 pursuant to agreements between the Company and each of the executive officers in which the officers agreed not to sell shares of Common Stock purchased in fiscal 1999 with proceeds of the loans for 18 months.

Stock-Based Compensation

        In November 1994, AMCE adopted a stock option and incentive plan (the "1994 Plan"). This plan expired in fiscal 1999 except as to outstanding non-qualified stock options. The 1994 Plan provided that the option exercise price for stock options may not have been less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1994 Plan during fiscal 2000 vested 50% at issuance and 50% one year from issuance; options issued under the 1994 Plan during fiscal 1999 vested immediately; and all other options issued under the 1994 Plan vested two years from the date of issuance.

        In December 1999, AMCE adopted a stock option and incentive plan for Outside Directors (the "1999 Outside Directors Plan"). This plan expired in fiscal 2003 except as to outstanding awards, provided for a one-time grant to outside directors of non-qualified stock options and permitted directors to receive up to all of their annual cash retainer in options in lieu of cash. The 1999 Outside Directors Plan provided that the option exercise price for stock options be equal to the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1999 Outside Directors Plan during fiscal 2002 and 2001 vest one year from the date of issuance.

        In December 1999, AMCE adopted a stock option and incentive plan (the "1999 Plan"). This plan expired in fiscal 2003 except as to outstanding non-qualified stock options and grants of restricted stock awards. The 1999 Plan provided that the option exercise price for stock options may not be less than the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1999 Plan during fiscal 2003 and 2002 vest 50% one year from issuance and 50% two years from issuance.

        On May 13, 2002, the Company granted stock awards on 170,710 shares of Common Stock with a fair value of $2,593,000 which vest 50% one year from issuance and 50% two years from issuance. As of April 3, 2003, 8,570 of these shares were forfeited prior to vesting.

        On April 17, 2001, the Company granted stock awards on 133,200 shares of Common Stock with a fair value of $930,000 which vest 50% one year from issuance and 50% two years from issuance. As of April 3, 2003, 3,320 of these shares were forfeited prior to vesting. The Company recognized $2,105,000 and $442,000 of compensation expense during fiscal 2003 and 2002, respectively, related to stock awards.

        A summary of stock option activity under all plans is as follows:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	1,553,570	$12.34	1,174,120	$14.07	1,428,290	$15.41
Granted	452,980	15.19	387,350	6.97	61,330	2.38
Canceled	(24,090)	14.28	(7,900)	6.98	(315,500)	18.68
Exercised	(4,295)	6.98	–	–	–	–

Outstanding at end of year	1,978,165	$12.98	1,553,570	$12.34	1,174,120	$14.07

Exercisable at end of year	1,370,773	$13.05	1,174,120	$14.07	1,112,790	$14.72

Available for grant at end of year	–		1,649,430		2,169,980

        The following table summarizes information about stock options as of April 3, 2003:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$2.38	61,330	7.7 years	$2.38	61,330	$2.38
$6.74 to $6.98	372,485	8.0 years	6.97	196,653	6.95
$9.25 to $12.50	444,790	1.7 years	9.65	444,790	9.65
$14.50 to $20.75	1,077,060	7.1 years	16.75	645,500	17.80
$22.13 to $26.38	22,500	3.1 years	26.38	22,500	26.38

$2.38 to $26.38	1,978,165	6.0 years	$12.98	1,370,773	$13.05

NOTE 7—LOSS PER SHARE

        The following table sets forth the computation of basic and diluted loss per common share:

(In thousands, except per share data)	2003	2002	2001
Numerator:
Loss before cumulative effect of an accounting change	$(20,302)	$(11,468)	$(90,126)
Dividends on Series A Preferred	27,165	29,421	–

Loss for common shares before cumulative effect of an accounting change and assumed conversion of Series A Preferred	$(47,467)	$(40,889)	$(90,126)

Denominator:
Average common shares outstanding	36,296	23,692	23,469
Series A Preferred	–	–	–

Shares for basic earnings per common share	36,296	23,692	23,469
Stock options	–	–	–
Stock awards	–	–	–

Shares for diluted earnings per common share	36,296	23,692	23,469

Loss per common share before cumulative effect of an accounting change	$(1.31)	$(1.73)	$(3.84)
Further dilution from applying the "two-class" method	–	–	–

Basic and diluted loss per common share before cumulative effect of accounting change	$(1.31)	$(1.73)	$(3.84)

        The following is a reconciliation of the basic and diluted loss per common share computations on loss before the cumulative effect of accounting change to net loss.

	2001
(per share amounts)
	Basic	Diluted
Loss for common shares before cumulative effect of accounting change	$(3.84)	$(3.84)
Cumulative effect of accounting change, net of income tax benefit	(.67)	(.67)

Net loss for common shares	$(4.51)	$(4.51)

        During 2003, 38,212,000 shares of Common Stock and $27,165,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive. During 2002, 33,839,611 shares of Common Stock and $29,421,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive.

        In 2003, 2002 and 2001, incremental shares from stock options and stock awards of 433,292, 370,490 and 9,999, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive.

NOTE 8—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the three years ended April 3, 2003 consists of the following components:

(In thousands)	2003	2002	2001
Current:
Federal	$6,995	$(8,615)	$(3,685)
Foreign	–	–	–
State	3,591	189	(106)

Total current	10,586	(8,426)	(3,791)
Deferred:
Federal	(1,391)	12,132	(51,837)
Foreign	(8,178)	(3,140)	1,688
State	(517)	34	(2,710)

Total deferred	(10,086)	9,026	(52,859)

Total provision	500	600	(56,650)
Tax benefit of cumulative effect of accounting change	–	–	10,950

Total provision before cumulative effect of accounting change	$500	$600	$(45,700)

        The difference between the effective tax rate on loss before income taxes and the U.S. federal income tax statutory rate is as follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(5.5)	(1.5)	3.1
Valuation allowance	(7.0)	(19.8)	(3.9)
Deductible portion of GC Companies, Inc. purchase price	11.8	–	–
Special compensation	(34.0)	–	–
Preferred stock issuance expense	–	(11.3)	–
Other, net	(2.8)	(7.9)	(.6)

Effective tax rate	(2.5)%	(5.5)%	33.6%

        The significant components of deferred income tax assets and liabilities as of April 3, 2003 and March 28, 2002 are as follows:

	2003		2002
	Deferred Income Tax		Deferred Income Tax
(In thousands)
	Assets	Liabilities	Assets	Liabilities
Property	$46,324	$9,003	$42,050	$–
Capital lease obligations	5,544	–	5,905	–
Accrued reserves and liabilities	51,260	–	39,774	–
Deferred rents	40,127	–	17,579	–
Alternative minimum tax credit carryover	9,412	–	8,583	–
Net operating loss carryforward	33,264	–	23,875	–
Other	19,298	189	11,336	189

Total	205,229	9,192	149,102	189
Less: Valuation allowance	9,092	–	7,754	–

Net	196,137	9,192	141,348	189
Less: Current deferred income taxes	15,793	–	14,044	–

Total noncurrent deferred income taxes	$180,344	$9,192	$127,304	$189

Net noncurrent deferred income taxes	$171,152		$127,115

        The Company's foreign subsidiaries have net operating loss carryforwards in Spain, Japan and the United Kingdom aggregating $39,957,000, $17,269,000 of which may be carried forward indefinitely and the balance of which expires from 2008 through 2013. The Company's federal income tax loss carryforward of $88,603,000 expires in 2020 and 2021 and will be limited to approximately $20,500,000 annually due to the sale of Preferred Stock and the acquisition of GC. The Company's state income tax loss carryforwards of $61,879,000 may be used over various periods ranging from five to 20 years.

        As of April 3, 2003, management believed it was more likely than not that certain deferred tax assets related to state and foreign tax net operating loss carryforwards would not be realized due to uncertainties as to the timing and amounts of future taxable income. Accordingly a valuation allowance of $9,092,000 was established.

        Management believes it is more likely than not that the Company will generate future taxable income to realize its recorded deferred tax assets. However, the amount of the deferred tax asset considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

NOTE 9—LEASES

        The majority of the Company's operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 10 to 25 years, with certain leases containing options to extend the leases for up to an additional 20 years (see Note 15—Related Party Transactions). The leases provide for fixed rentals and/or rentals based on revenues with a guaranteed minimum. The majority of the leases provide that the Company will pay all, or substantially all, taxes, maintenance, insurance and certain other operating expenses. Assets held under capital lease obligations are included in property.

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year and provisions to repurchase certain theatre equipment and leasehold improvements as of April 3, 2003:

(In thousands)	Minimum operating lease payments	FF&E and Leasehold Repurchase Provisions	Total
2004	$285,404	$–	$285,404
2005	281,531	25,292	306,823
2006	279,068	5,000	284,068
2007	276,868	–	276,868
2008	273,865	–	273,865
Thereafter	2,590,377	–	2,590,377

Total minimum payments required	$3,987,113	$30,292	$4,017,405

        The Company has also entered into agreements to lease space for the operation of theatres not yet fully constructed. The future minimum rental payments required under the terms of these leases included above total approximately $152,000,000.

        The Company records rent expense on a straight-line basis over the term of the lease. Included in long-term liabilities as of April 3, 2003 and March 28, 2002 is $111,657,000 and $52,988,000, respectively, of deferred rent representing pro rata future minimum rental payments for leases with scheduled rent increases and unfavorable lease liabilities acquired from GC.

        Rent expense is summarized as follows:

(In thousands)	2003	2002	2001
Minimum rentals	$263,025	$206,510	$197,754
Common area expenses	29,601	20,760	19,200
Percentage rentals based on revenues	5,034	3,166	2,592
Furniture, fixtures and equipment rentals	8,758	9,032	12,407

	$306,418	$239,468	$231,953

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

        During fiscal 2003, the Company acquired GC including its defined benefit pension plan (See Note 2—Acquisition). The fair value of plan assets acquired was $21,488,000 and the benefit obligation assumed was $15,550,000.

        During fiscal 2003, the Company recorded postretirement obligations of $6,676,000 related to the GC acquisition.

        Net periodic benefit cost for the three plans consists of the following:

	Pension Benefits			Other Benefits
(In thousands)
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$2,027	$1,557	$1,346	$406	$295	$315
Interest cost	3,124	1,862	1,655	887	370	357
Expected return on plan assets	(3,263)	(1,264)	(1,351)	–	–	–
Recognized net actuarial (gain) loss	23	(52)	(387)	–	–	–
Amortization of unrecognized transition obligation	182	176	176	50	50	50
Amortization of prior service cost	90	55	55	–	–	–

Net periodic benefit cost	$2,183	$2,334	$1,494	$1,343	$715	$722

        The following tables set forth the plans' change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets for the years ended April 3, 2003 and March 28, 2002:

	Pension Benefits		Other Benefits
(In thousands)
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$28,689	$25,758	$5,076	$4,527
Benefit obligation related to acquisition of GC	15,550	–	6,676	–
Service cost	2,027	1,557	406	295
Interest cost	3,124	1,862	887	370
Plan participants' contributions	–	–	106	23
Actuarial (gain) loss	8,009	(742)	6,240	(47)
Benefits paid	(2,246)	(305)	(464)	(92)
Other	(856)	559	260	–

Benefit obligation at end of year	$54,297	$28,689	$19,187	$5,076

	Pension Benefits		Other Benefits
(In thousands)
	2003	2002	2003	2002
Change in plan assets:
Fair value of plan assets at beginning of year	$16,195	$16,157	$–	$–
Fair value of plan assets related to acquisition of GC Companies, Inc.	21,488	–	–	–
Actual return on plan assets	(3,621)	343	–	–
Employer contribution	2,435	–	358	69
Plan participants' contributions	–	–	106	23
Benefits paid	(2,246)	(305)	(464)	(92)

Fair value of plan assets at end of year	$34,251	$16,195	$–	$–

Net liability for benefit cost:
Funded status	$(20,046)	$(12,494)	$(19,187)	$(5,076)
Unrecognized net actuarial (gain) loss	11,702	(2,369)	6,076	(203)
Unrecognized transition obligation	399	529	397	447
Unrecognized prior service cost	891	1,088	260	–

Net liability recognized	$(7,054)	$(13,246)	$(12,454)	$(4,832)

	Pension Benefits		Other Benefits
(In thousands)
	2003	2002	2003	2002
Amounts recognized in the balance sheet:
Accrued benefit liability	$(8,005)	$(13,558)	$(12,454)	$(4,832)
Accumulated other comprehensive income	501	–	–	–
Intangible asset	450	312	–	–

Net liability recognized	$(7,054)	$(13,246)	$(12,454)	$(4,832)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the one qualified and two nonqualified pension plans with accumulated benefit obligations in excess of plan assets were $54,297,000, $38,585,000 and $34,251,000, respectively, as of April 3, 2003; and $28,689,000, $19,290,000 and $16,195,000, respectively, as of March 28, 2002.

	Pension Benefits
(In thousands)
	2003	2002
Plan asset information:
Government Securities	$1,558	$1,043
Bond and Mortgage	7,774	3,922
Real Estate	2,723	–
Large Company Equity	13,947	7,272
Small Company Equity	3,394	1,827
International Equity	3,825	2,131
Preferred Securities	1,030	–

Fair value of plan assets	$34,251	$16,195

        The assumptions used in computing the preceding information are as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Weighted-average assumptions:
Discount rate	6.75%	7.25%	7.25%	6.75%	7.50%	7.75%
Expected return on plan assets	8.50%	8.50%	8.50%	–	–	–
Rate of compensation increase	5.97%	6.00%	6.00%	6.50%	6.50%	6.50%

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2003 was 12.0% for medical and 4.0% for dental. The rates were assumed to decrease gradually to 5.0% for medical in 2009 and 3.0% for dental in 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of April 3, 2003 by $1,581,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2003 by $288,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement expense for fiscal 2003 by $1,060,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2003 by $233,000.

        The Company sponsors a voluntary 401(k) savings plan covering eligible employees after one year of service and age 21. From the inception of the savings plan and until December 31, 2001, the Company matched 50% of each eligible employee's elective contributions up to 6% of the employee's pay (i.e., a maximum match of 3%). Effective January 1, 2002, the Company began matching 100% of each eligible employee's elective contributions up to 3% of the employee's compensation and 50% of each eligible employee's elective contributions on the next 2% of the employees pay. The Company's expense under the 401(k) savings plan was $2,007,000, $1,591,000 and $1,362,000 for fiscal 2003, 2002 and 2001, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        The Company's on-screen advertising subsidiary (NCN) operates its advertising program through agreements with theatre circuits. These circuit agreements stipulate the amount of circuit payments a theatre will receive for running on-screen slides, on-film programs and other related in-theatre products and services. The Company's circuit agreements have terms of 1 to 5 years, with an annual cancellation provision included in select agreements. Certain circuits have agreements requiring an annual minimum exhibitor share payment. The Company recognizes the minimum exhibitor share payments as an expense on a straight line basis over the terms of the agreements. NCN's total future exhibitor share commitment as of April 3, 2003, totals $20,538,000, which will be paid over the next 3 years.

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the United States District Court for the Central District of California). On January 29, 1999 the Department of Justice (the "Department") filed suit alleging that the Company's stadium-style theaters violate the ADA and related regulations. The Department alleges that the Company failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line of sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        On November 20, 2002 the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes which might be required of the Company's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. The Company filed a request for interlocutory appeal on January 23, 2003. The trial court denied the Company's request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. A decision from the Ninth Circuit is expected in the next few months.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. In its non-line of sight decision, the trial court concluded that the Company has violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA. As was the case with its line of sight decision, the trial court's non-line of sight decision did not address specific changes that the Company might be required to make, reserving this for the remedies stage of the litigation. The Company is engaged in settlement discussions with the Department for the non-line of sight issues in this case.

        Weaver v. AMC Entertainment Inc.    (No. 310364, filed March 2000 in Superior Court of California, San Francisco County) and Geller v. AMC Entertainment Inc. (No. RCV047566, filed May 2000 in Superior Court of California, San Bernardino County). The Company is the defendant in these two coordinated class-action cases now pending in California before the San Francisco County Superior Court. Plaintiffs allege that AMC sold discount tickets and Gifts of Entertainment in violation of California law making it "unlawful for any person or entity to sell a gift certificate to a purchaser containing an expiration date." In both cases, plaintiffs allege unfair competition and seek injunctive relief. Geller seeks restitution of all expired "gift certificates" purchased in California since January 1, 1997 and not redeemed. Weaver seeks disgorgement of all revenues and profits obtained since January 1997 from sales of "gift certificates" containing an expiration date, as well as actual and punitive damages.

        In May 2001, following a special trial on the issue, the court ruled that the Company's Gifts of Entertainment and discount tickets are "gift certificates." Subsequently, the court certified a plaintiff class consisting of holders of Gifts of Entertainment or discount tickets which did not contain expiration dates or disclaimers. On April 28, 2003, the parties entered a settlement agreement providing for payment of approximately $600,000 in cash and $900,000 in Gifts of Entertainment. The Company has recorded a liability for the settlement as of April 3, 2003. The settlement agreement received preliminary court approval in accordance with California procedures on June 19, 2003. At the preliminary hearing the court held that the settlement was within the range of possible approval. The court will finally determine the fairness and adequacy of the settlement at a hearing on December 3, 2003. The class members will be notified of the hearing and have an opportunity to attend and state their objections.

NOTE 12—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres which have been closed and from discontinuing the operation of fast food and other restaurants operated adjacent to certain of the Company's theatres. During fiscal 2003, the Company discontinued operation of 16 North American theatres with 105 screens and six of the existing 20 screens at a theatre in France. As of April 3, 2003, the Company has reserved $22,499,000 for lease terminations which have either not been consummated or paid related primarily to 3 of these North American theatres with 23 screens, 11 North American theatres with 73 screens closed in prior years, the closure of six screens in France and vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 17 years for theatres which have been closed. As of April 3, 2003, base rents aggregated approximately $7,649,000 annually and $31,601,000 over the remaining terms of the leases. A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows:

(In thousands)	2003	2002	2001
Beginning Balance	$24,140	$32,092	$18,019
Theatre and other closure expense	5,416	2,124	24,169
Interest expense	3,656	4,617	4,224
General and administrative expense	99	125	400
Gain on capital lease termination	–	(1,682)	–
Payments	(11,570)	(19,373)	(23,600)
Transfer of deferred rent and capital lease obligations	758	6,237	8,880

Ending balance	$22,499	$24,140	$32,092

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

        The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. The fair value of publicly held corporate borrowings was based upon quoted market prices. For other corporate borrowings, the fair value was based upon rates available to the Company from bank loan agreements or rates based upon the estimated premium over U.S. treasury notes with similar average maturities. The fair values of Employee Notes for Common Stock purchases are based upon rates of publicly traded corporate debt with similar interest rates and maturities.

        The estimated fair values of the Company's financial instruments are as follows:

	2003		2002
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$244,412	$244,412	$219,432	$219,432
Employee Notes for Common Stock purchases	–	–	10,430	10,430
Financial liabilities:
Cash overdrafts	$39,076	$39,076	$31,751	$31,751
Corporate borrowings	668,661	676,744	596,540	595,500

NOTE 14—OPERATING SEGMENTS

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

        The Company evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. The Company evaluates Adjusted EBITDA generated by its segments in a number of manners, of which the primary measure is a comparison of segment Adjusted EBITDA to segment property, intangibles and goodwill.

        The Company's segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements.

        Information about the Company's operations by operating segment is as follows:

Revenues (In thousands)	2003	2002	2001
North American theatrical exhibition	$1,628,140	$1,202,441	$1,093,560
International theatrical exhibition	107,737	98,323	78,840
NCN and other	55,693	41,768	43,457

Total revenues	$1,791,570	$1,342,532	$1,215,857

Segment Adjusted EBITDA (In thousands)	2003	2002	2001
North American theatrical exhibition	$278,604	$202,804	$171,697
International theatrical exhibition	(5,269)	(893)	(6,629)
NCN and other	3,249	(3,496)	847

Total segment Adjusted EBITDA	$276,584	$198,415	$165,915

Long-term Assets (In thousands)	2003	2002	2001
North American theatrical exhibition	$1,372,974	$1,197,379	$1,088,773
International theatrical exhibition	132,834	95,316	86,600
NCN and other	22,148	14,755	13,888

Total segment property	1,527,956	1,307,450	1,189,261
Construction in progress	69,968	36,774	58,858
Corporate	45,609	44,170	29,536

Total long-term assets(2)	$1,643,533	$1,388,394	$1,277,655

Additions to long-term assets, net of acquisitions (In thousands)	2003	2002	2001
North American theatrical exhibition	$63,473	$65,251	$52,685
International theatrical exhibition	23,029	15,880	12,275
NCN and other	8,423	1,765	2,410

Total segment capital expenditures	94,925	82,896	67,370
Construction in progress	44,752	36,774	42,068
Corporate	6,893	14,953	11,443

Total additions to long-term assets, net of acquisitions(3)	$146,570	$134,623	$120,881

        A reconciliation of loss before income taxes and cumulative effect of an accounting change to segment Adjusted EBITDA is as follows:

(In thousands)	2003	2002	2001
Loss before income taxes and cumulative effect of an accounting change	$(19,802)	$(10,868)	$(135,826)
Plus:
Interest expense	77,800	60,760	77,000
Depreciation and amortization	127,020	99,742	105,260
Impairment of long-lived assets	19,563	4,668	68,776
Stock-based and special compensation expense	21,261	442	–
Preopening expense	3,227	4,345	3,808
Theatre and other closure expense	5,416	2,124	24,169
Gain on disposition of assets	(1,385)	(1,821)	(664)
Investment income	(3,509)	(2,087)	(1,728)
Other	–	3,754	(7,379)
General and administrative(1)—unallocated	46,993	37,356	32,499

Total segment Adjusted EBITDA	$276,584	$198,415	$165,915

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	2003	2002	2001
United States	$1,640,279	$1,207,183	$1,111,267
Canada	43,555	37,027	25,750
Japan	51,476	54,324	42,945
China (Hong Kong)	8,868	10,559	9,996
Portugal	9,744	8,152	7,788
Spain	25,063	17,082	14,132
France	3,681	3,388	3,253
Sweden	6,494	4,645	726
United Kingdom	2,410	172	–

Total revenues	$1,791,570	$1,342,532	$1,215,857

Long-term assets (In thousands)	2003	2002	2001
United States	$1,427,216	$1,226,182	$1,124,708
Canada	69,535	64,012	59,326
Japan	35,015	30,336	32,850
China (Hong Kong)	11,269	11,217	11,104
Portugal	13,183	10,770	10,795
Spain	53,940	27,101	25,158
France	7,143	5,793	5,991
Sweden	6,596	5,572	4,773
United Kingdom	19,636	7,411	2,950

Total long-term assets	$1,643,533	$1,388,394	$1,277,655

(1)
Fiscal 2003 and 2002 exclude $21,261,000 and $442,000, respectively, of stock-based and special compensation expense.

(2)
Long-term assets are comprised of land, buildings and improvements, leasehold improvements, furniture, fixtures and equipment, intangibles and goodwill.

(3)
See Note 2 Acquisitions for additions to property, intangibles and goodwill resulting from acquisitions, all of which are included in the North American theatrical exhibition segment.

NOTE 15—RELATED PARTY TRANSACTIONS

        Prior to his resignation on October 30, 2002 as successor co-trustee with shared voting powers over shares held in the Durwood Voting Trust (the "Voting Trust"), Mr. Raymond F. Beagle, Jr. may be deemed to have been a related party to the Company. He became successor co-trustee on July 14, 1999 as a result of the death of Stanley H. Durwood.

        Mr. Beagle provided legal services to the Company for more than 30 years and served as general counsel under a series of retainer agreements dating back to 1986. In these agreements, the Company agreed to pay Mr. Beagle an annual retainer and to make deferred compensation payments to him over a period of years. In 1997, Mr. Beagle's retainer agreement was amended to provide for the deferral of any annual bonus paid to him, which amount was added to his deferred compensation account. The Company also agreed to annually credit Mr. Beagle's deferred compensation account with interest in an amount equal to the prime rate plus 1%. In 1997, the Company also determined to fund its deferred payment obligations to Mr. Beagle through the creation of a rabbi trust, the assets of which remain subject to the claims of the Company's creditors in the event of its insolvency. When Mr. Beagle became a voting trustee of the Durwood Voting Trust in 1999, the amount of his deferred compensation account was approximately $2,400,000. Mr. Beagle retired as General Counsel on March 31, 2003, at which time the amount of his deferred compensation account was approximately $3,800,000.

        Amounts paid by the Company to Mr. Beagle as a retainer for serving as General Counsel were $450,000 in fiscal 2003, $400,000 in fiscal 2002 and $360,000 in fiscal 2001. Deferred bonuses awarded to Mr. Beagle, which awards were made in the first quarter of each fiscal year, were $350,000 in fiscal 2003, $150,000 in fiscal 2002 and $75,000 in fiscal 2001.

        Lathrop & Gage L.C., a law firm of which Mr. Beagle is a member, renders legal services to the Company and its subsidiaries. The Company paid Lathrop & Gage L.C. $6,872,000 for its services in fiscal 2003, $4,058,000 in fiscal 2002 and $3,252,000 in fiscal 2001.

        During fiscal 2003, the Company reimbursed the initial purchasers of Preferred Stock approximately $650,000 for expenses related to the acquisitions of GC Companies, Inc. and Gulf States Theatres, the issuance of the Notes due 2012 and the issuance of Common Stock and other business matters related to the Company. During fiscal 2002, the Company reimbursed the initial purchasers of Preferred Stock $3,754,000 for their issuance costs related to the Preferred Stock offering. The Company has recorded a liability for payments to the initial purchasers of Preferred Stock of $0 as of April 3, 2003 and $600,000 as of March 28, 2002.

        The Company leases certain of its theatres from Entertainment Properties Trust ("EPT"). The Chairman of the Board, Chief Executive Officer and President of AMCE was also the Chairman of the Board of Trustees of EPT until May of 2003 at which time his term expired and he did not stand for reelection to the Board of Trustees of EPT. Payments to EPT for rent were approximately $61,000,000, $52,000,000 and $49,000,000 in fiscal 2003, 2002 and 2001, respectively.

        In connection with the acquisition of GST, the Company entered into leases with EPT for the real estate assets associated with the five theatres with EPT, for a term of 20 years. Of the $45,772,000 purchase price, approximately $5,800,000 was paid to EPT for specified non-real estate assets which EPT acquired from GST and resold to the Company at cost.

        During fiscal 2003, the Company sold the real estate assets associated with 2 theatres to EPT for an aggregate purchase price of $43,665,000 (the "Sale and Lease Back Transaction") and then leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for these transactions as sale and leasebacks in accordance with Statement of Financial Accounting Standards No. 98 Accounting for Leases. During fiscal 2002, the Company sold the land at one theatre to EPT for proceeds of $7,500,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%.

(This page has been left blank intentionally.)

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)	June 27, 2002	June 28, 2001	Sept. 26, 2002
Admissions	$309,467	$203,184	$307,234
Concessions	126,171	84,865	120,145
Other theatre	12,754	13,190	10,505
NCN and other	13,234	8,531	13,214

Total revenues	461,626	309,770	451,098
Film exhibition costs	174,720	110,181	169,338
Concession costs	17,058	10,725	14,471
Theatre operating expense	108,913	79,678	110,789
Rent	73,950	58,846	74,162
Other	12,491	10,740	11,861
General and administrative	32,290	7,795	10,161
Preopening expense	797	1,269	451
Theatre and other closure expense	(229)	76	1,459
Depreciation and amortization	29,432	23,298	31,985
Impairment of long-lived assets	–	–	–
(Gain) loss on disposition of assets	(186)	159	(1,236)

Total costs and expenses	449,236	302,767	423,441
Other expense	–	3,754	–
Interest expense	19,467	15,413	19,321
Investment income	1,002	282	783

Total other expense	18,465	18,885	18,538

Earnings (loss) before income taxes	(6,075)	(11,882)	9,119
Income tax provision	(5,200)	–	11,900

Net earnings (loss)	$(875)	$(11,882)	$(2,781)

Less: Preferred dividends	9,419	2,398	5,228

Net earnings (loss) for shares of common stock	$(10,294)	$(14,280)	$(8,009)

Net earnings (loss) per share of common stock:
Basic and diluted	$(0.28)	$(0.61)	$(0.22)

(1) Fiscal 2003 includes 53 weeks and fiscal 2002 includes 52 weeks.
(2) The fourth quarter of fiscal 2003 includes 14 weeks. All other quarters include 13 weeks.

						Fiscal Year(1)
	Sept. 27, 2001	Dec. 26, 2002	Dec. 27, 2001	April 3,(2) 2003	March 28, 2002
						2003	2002
Admissions	$254,932	$292,117	$212,373	$308,265	$231,077	$1,217,083	$901,566
Concessions	100,147	109,984	83,449	113,666	90,581	469,966	359,042
Other theatre	10,894	13,483	8,349	12,086	7,723	48,828	40,156
NCN and other	11,358	16,836	12,582	12,409	9,297	55,693	41,768

Total revenues	377,331	432,420	316,753	446,426	338,678	1,791,570	1,342,532
Film exhibition costs	141,936	158,458	114,989	160,900	120,471	663,416	487,577
Concession costs	13,393	13,217	9,831	13,774	11,807	58,520	45,756
Theatre operating expense	85,273	105,672	79,634	112,787	84,106	438,161	328,691
Rent	58,887	75,362	58,626	78,971	60,470	302,445	236,829
Other	11,717	14,017	11,845	14,075	10,962	52,444	45,264
General and administrative	8,898	11,058	8,666	14,745	12,439	68,254	37,798
Preopening expense	537	1,630	2,182	349	357	3,227	4,345
Theatre and other closure expense	12	4,066	1,736	120	300	5,416	2,124
Depreciation and amortization	24,272	31,836	26,300	33,767	25,872	127,020	99,742
Impairment of long-lived assets	–	–	–	19,563	4,668	19,563	4,668
(Gain) loss on disposition of assets	(2,001)	390	16	(353)	5	(1,385)	(1,821)

Total costs and expenses	342,924	415,706	313,825	448,698	331,457	1,737,081	1,290,973
Other expense	–	–	–	–	–	–	3,754
Interest expense	14,297	18,120	13,990	20,892	17,060	77,800	60,760
Investment income	299	737	262	987	1,244	3,509	2,087

Total other expense	13,998	17,383	13,728	19,905	15,816	74,291	62,427

Earnings (loss) before income taxes	20,409	(669)	(10,800)	(22,177)	(8,595)	(19,802)	(10,868)
Income tax provision	1,400	(2,000)	(1,800)	(4,200)	1,000	500	600

Net earnings (loss)	$19,009	$1,331	$(9,000)	$(17,977)	$(9,595)	$(20,302)	$(11,468)

Less: Preferred dividends	10,399	6,250	7,790	6,268	8,834	27,165	29,421

Net earnings (loss) for shares of common stock	$8,610	$(4,919)	$(16,790)	$(24,245)	$(18,429)	$(47,467)	$(40,889)

Net earnings (loss) per share of common stock:
Basic and diluted	$.22	$(0.14)	$(0.72)	$(0.67)	$(0.76)	$(1.31)	$(1.73)

(1) Fiscal 2003 includes 53 weeks and fiscal 2002 includes 52 weeks.
(2) The fourth quarter of fiscal 2003 includes 14 weeks. All other quarters include 13 weeks.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information concerning the Company's Directors and Executive Officers is incorporated herein by reference to "Nominees for Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the 2003 Annual Meeting of Stockholders scheduled to be held on September 18, 2003 (the "Proxy Statement"), which is incorporated by reference into this Form 10-K and is expected to be filed before August 1, 2003. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information concerning equity compensation plans and the voting securities beneficially owned by each Director of the Company, by all Executive Officers and Directors of the Company as a group and by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities is incorporated herein by reference to "Equity Compensation Plan Information", "Security Ownership of Beneficial Owners" and "Beneficial Ownership by Directors and Officers" in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

        Information concerning relationships and related transactions is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14.    Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-K Annual Report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us would be made known to them by others within the Company, particularly during the period in which this Form 10-K Annual Report was being prepared.

  (b)
  Changes in internal controls.

        There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)(1)  The following financial statements are included in Part II, Item 8.:

        (a)(2)  Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

  (b)
  Reports on Form 8-K

Our current report on Form 8-K filed January 14, 2003 reporting under Items 7 and 9.
Our current report on Form 8-K filed January 22, 2003 reporting under Items 7 and 9.
Our current report on Form 8-K filed February 5, 2003 reporting under Item 9.
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

AMC ENTERTAINMENT INC
By:	/s/ PETER C. BROWN Peter C. Brown, Chairman of the Board
Date:	July 2, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. BROWN Peter C. Brown	Chairman of the Board, Chief Executive Officer and President
/s/ CHARLES J. EGAN, JR. Charles J. Egan, Jr.	Director
/s/ W. THOMAS GRANT, II W. Thomas Grant, II	Director
/s/ PAUL E. VARDEMAN Paul E. Vardeman	Director
/s/ LEON D. BLACK Leon D. Black	Director
/s/ MARC J. ROWAN Marc J. Rowan	Director
/s/ LAURENCE M. BERG Laurence M. Berg	Director
/s/ CHARLES S. PAUL Charles S. Paul	Director
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary
/s/ CHRIS A. COX Chris A. Cox	Vice President and Chief Accounting Officer

CERTIFICATIONS

        I, Peter C. Brown, certify that:

1.
I have reviewed this annual report on Form 10-K of AMC Entertainment Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 2, 2003

/s/ PETER C. BROWN Peter C. Brown Chairman of the Board, Chief Executive Officer and President

CERTIFICATIONS

        I, Craig R. Ramsey, certify that:

1.
I have reviewed this annual report on Form 10-K of AMC Entertainment Inc;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 2, 2003

/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1(a)(1)	Interim Operating Agreement dated December 6, 2001 by and among AMC Entertainment Inc. and GC Companies, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 001-08747) filed on December 12, 2001).
2.1(a)(2)	Amendment dated January 28, 2002 to Interim Operating Agreement dated December 6, 2001 between GC Companies, Inc. and AMC Entertainment, Inc. (Incorporated by reference from Exhibit 2.2 to Form 10-Q for the thirty-nine weeks ended December 27, 2001.
2.1(b)(1)	Letter of Intent dated December 6, 2001 by and among AMC Entertainment Inc. and GC Companies, Inc. (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 001-08747) filed on December 12, 2001).
2.1(b)(2)	Letter of Intent, amended as of January 15, 2002, by and among AMC Entertainment, Inc. and GC Companies, Inc. (incorporated by reference from Exhibit 2.5(b)(2) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
2.1(b)(3)	Letter of Intent dated December 6, 2001, amended and restated as of January 28, 2002, between GC Companies, Inc. and AMC Entertainment, Inc. (incorporated by reference from Exhibit 2.3 to Form 10-Q for the thirty-nine weeks ended December 27, 2001).
2.1(c)(1)	Support Agreement dated December 6, 2001, by and among AMC Entertainment Inc., the Official Committee of Unsecured Creditors in the Chapter 11 Cases of the GCX Debtors, General Electric Capital Corporation and Harcourt General, Inc. (incorporated by reference from Exhibit 10.3 to the Company's Form 8-K (File No. 001-08747) filed on December 11, 2001).
2.1(c)(2)	Support Agreement dated December 6, 2001, amended and restated as of January 28, 2002, between AMC Entertainment, Inc., General Electric Capital Corporation, Harcourt General, Inc. and the Official Committee of Unsecured Creditors in the Chapter 11 Case of the GCX Debtors (incorporated by reference from Exhibit 2.4 to Form 10-Q for the thirty-nine weeks ended December 27, 2001).
2.1(c)(3)	Support Agreement dated February 27, 2002, by and among AMC Entertainment Inc., GC Companies, Inc. ("GCX," and together with its Chapter 11 debtor affiliated entities, the "GCX Debtors"), the Official Committee of Unsecured Creditors in the Chapter 11 Cases of the GCX Debtors and The Bank of Nova Scotia (incorporated by reference from Exhibit 2.1 to Form 8-K filed March 7, 2002).
2.1(d)(1)	Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its jointly administered subsidiaries (incorporated by reference from Exhibit 2 to the Company's Form 8-K (File No. 001-05747) filed on December 28, 2001.
2.1(d)(2)	First Amended Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries filed on January 30, 2002 with the United States Bankruptcy Court for the District of Delaware. (Incorporated by reference from Exhibit 2.5 to Form 10-Q for the thirty-nine weeks ended December 27, 2001).

2.1(d)(3)	Modified First Amended Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries filed on March 1, 2002 with the United States Bankruptcy Court for the District of Delaware (incorporated by reference from Exhibit 2.2 to Form 8-K filed March 7, 2002).
2.1(e)	Stock Purchase Agreement dated January 15, 2002 among GC Companies, Inc., AMC Entertainment, Inc., American Multi-Cinema, Inc. and Centertainment Development, Inc. (incorporated by reference from Exhibit 2.5(e) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
2.1(f)	Joint Commitment Agreement dated as of February 1, 2002 among AMC Entertainment, Inc., Chestnut Hill Investments LLC, Richard A. Smith, John Berylson, and Demos Kouvaris. (Incorporated by reference from Exhibit 2.5(f) to the Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 333- 75208) filed on February 8, 2002).
2.2	Purchase and Sale Agreement, dated as of March 9, 2002, by and among G.S. Theaters, L.L.C., a Louisiana limited liability Company, Westbank Theatres, L.L.C., a Louisiana limited liability company, Clearview Theatres, L.L.C., a Louisiana limited liability company, Houma Theater, L.L.C., a Louisiana limited liability company, Hammond Theatres, L.L.C., a Louisiana limited liability company, and American Multi-Cinema, Inc. together with Form of Indemnification Agreement (Appendix J) (incorporated by reference from Exhibit 2.1 to Form 8-K filed March 13, 2002).
3.1(a)	Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001) (Incorporated by Reference from Exhibit 3.1 to the Company's Form 8-K (File No. 1-8747) filed February 15, 2002).
3.1(b)	Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (restated for filing purposes in accordance with Rule 102(c) of Regulation S-T.) (Incorporated by reference from Exhibit 3.1(b) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002.
3.2	Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).
4.1(a)	Restated and Amended Credit Agreement dated as of April 10, 1997, among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent, and Bank of America National Trust and Savings Association, as Documentation Agent, and Various Financial Institutions, as Lenders, together with the following exhibits thereto: significant subsidiary guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
4.1(b)	Second Amendment, dated January 16, 1998, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by Reference from Exhibit 4.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1, 1998).
4.1(c)	Third Amendment, dated March 15, 1999, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by reference from Exhibit 4 to the Company's Form 8-K (File No. 1-8747) dated March 25, 1999).

4.1(d)	Fourth Amendment, dated March 29, 2000, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(d) to the Company's Form 10-K (File No. 1-8747) for the year ended March 30, 2000).
4.1(e)	Fifth Amendment, dated April 10, 2001, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(e) to the Company's Form 8-K (File No. 1-8747) dated May 7, 2001).
4.2(a)	Indenture dated March 19, 1997, respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2009 (Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1-8747) dated March 19, 1997).
4.2(b)	First Supplemental Indenture respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2009 (Incorporated by reference from Exhibit 4.4(b) to Amendment No. 2. to the Company's Registration Statement on Form S-4 (File No. 333-29155) filed August 4, 1997).
4.2(c)	Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2009. (Incorporated by reference from Exhibit 4.2(c) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 28, 2000).
4.3(a)	Indenture, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
4.3(b)	First Supplemental Indenture dated March 29, 2002 respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4 to Form 8-K (File No. 1-8747) dated April 10, 2002).
4.3(c)	Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3(a) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 28, 2000).
4.4	Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% senior subordinated notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
4.5	Indenture, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
4.6	Registration Rights Agreement, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes (incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
4.7	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

9	Durwood Voting Trust (Amended and Restated 1992 Durwood, Inc. voting Trust Agreement dated August 12, 1998). (Incorporated by reference from exhibit 99.2 to the Company's Schedule 13D (File No. 5-34911) filed July 22, 1999).
9.1	First Amendment to Durwood Voting Trust (Amended and Restated 1992 Durwood, Inc. Voting Trust Agreement dated August 12, 1997) dated October 29, 2002). (Incorporated by reference from Exhibit 9.1 to AMCE's Form 10-Q for the quarter ended September 26, 2002).
10.1	AMC Entertainment Inc. 1983 Stock Option Plan (Incorporated by reference from Exhibit 10.1 to AMCE's Form S-1 (File No. 2-84675) filed June 22, 1983).
10.2	AMC Entertainment Inc. 1984 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 (File No. 2-97523) filed July 3, 1984).
10.3(a)	AMC Entertainment Inc. 1984 Employee Stock Option Plan (Incorporated by reference from Exhibit 28.1 to AMCE's Form S-8 and Form S-3 (File No. 2-97522) filed July 3, 1984).
10.3(b)	AMC Entertainment Inc. 1994 Stock Option and Incentive Plan, as amended (Incorporated by reference from Exhibit 10.5 to AMCE's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
10.3(c)	Form of Non-Qualified (NON-ISO) Stock Option Agreement (Incorporated by reference from Exhibit 10.2 to AMCE's Form 10-Q (File No. 0-12429) for the quarter ended December 26, 1996).
10.3(d)	AMC Entertainment Inc. 1999 Stock Option and Incentive Plan, as amended. (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-92615) filed December 13, 1999).
10.3(e)	AMC Entertainment Inc. 1999 Stock Option Plan for Outside Directors (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-92617) filed December 13, 1999.
10.4	American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.5(a)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.7 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.5(b)	AMC Supplemental Executive Retirement Plan dated January 1,1994 (Incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 30, 1995).
10.6	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Philip M. Singleton which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.6 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.7	Employment Agreement between AMC Entertainment Inc. and Peter C. Brown which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.7 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

10.8	Executive Medical Expense Reimbursement and Supplemental Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991 (Incorporated by reference from Exhibit 10.13 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.9	Division Operations Incentive Program (Incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.10	Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).
10.11	American Multi-Cinema, Inc. Retirement Enhancement Plan (Incorporated by reference from Exhibit 10.26 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
10.12	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.15 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.13	AMC Non-Qualified Deferred Compensation Plans (Incorporated by reference from Exhibit 10.37 to Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994.
10.14	American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
10.15	Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.16	Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.17	Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)
10.18	Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30 and Studio 24 (Olathe).

10.19	Guaranty of Lease dated November 21, 1997 between AMC Entertainment, Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30 and Studio 24 (Olathe).
10.20	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.25 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.21	Form of Non-Qualified (Non-ISO) Stock Option Agreement used in November 13, 1998 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (Incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
10.22	Retainer agreement with Raymond F. Beagle, Jr. dated October 1, 2002. (Incorporated by Reference from Exhibit 10.27 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 26, 2002).
10.23	Non-Qualified (Non-ISO) Stock Option Agreement used in June 18, 1999 option grants to Mr. Richard M. Fay and Mr. Richard T. Walsh. (Incorporated by reference from exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended July 1, 1999.
10.24	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.25	Form of Option Agreement under 1999 Stock Option Plan for Outside Directors used in December 3, 1999 option grants to Mr. Chares J. Egan, Jr., Mr. W. Thomas Grant, II, Mr. Charles S. Paul and Mr. Paul E. Vardeman. (Incorporated by reference from Exhibit 10.37 to the Company's Form 10-K (File No. 1-8747) for the year ended March 30, 2000).
10.26	Non-Qualified (Non-ISO) Stock Option Agreement used in June 18, 1999 option grant to Mr. John D. McDonald. (Incorporated by reference from Exhibit 10.37 to the Company's Form 10-K (File No. 1-8747) for the year ended March 30, 2000).
10.27	Form of Non-Qualified (Non-ISO) Stock Option Agreement used in April 17, 2001 grants to Mr. Peter C. Brown, Mr. Philip M. Singleton, Mr. Richard M. Fay, Mr. Richard T. Walsh and Mr. John D. McDonald. (Incorporated by Reference from Exhibit 10.32 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.28	Form of Restricted Stock Award Agreement used in April 17, 2001 awards to Mr. Peter C. Brown, Mr. Philip M. Singleton, Mr. Richard M. Fay, Mr. Richard T. Walsh and Mr. John D. McDonald. (Incorporated by Reference from Exhibit 10.33 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

10.29	Forgiveness of Debt Agreement between AMC Entertainment Inc. and Peter C. Brown dated June 6, 2002. (Incorporated by Reference from Exhibit 10.34 to the Company's Form 10-K (File No. 1-8747) for the year ended March 28, 2002).
10.30	Forgiveness of Debt Agreement between AMC Entertainment Inc. and Philip M. Singleton dated June 6, 2002. (Incorporated by Reference from Exhibit 10.35 to the Company's Form 10-K (File No. 1-8747) for the year ended March 28, 2002).
10.31	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.36 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).
10.32	Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.33	Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.34	Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.35	Securities Purchase Agreement dated June 29, 2001 by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P., Apollo Management V, L.P., AMC Entertainment Inc., Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V Germany, L.P. (Incorporated by reference from Exhibit 4.6 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 28, 2001).
*21.	Subsidiaries of AMC Entertainment Inc.
*23.	Consent of PricewaterhouseCoopers LLP to the use of their report of independent accountants included in Part II, Item 8. of this annual report.
*99.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
*99.2	Code of Ethics for Principal Officers.

*
Filed herewith

QuickLinks

AMC ENTERTAINMENT INC. FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 3, 2003 INDEX
Forward Looking Statements
PART I
PART II
PART III
PART IV
SIGNATURES