Form 10-Q
period 2003-07-03
AMC ENTERTAINMENT INC
filed 2003-08-01
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended July 3, 2003

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

Yes     x     No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes     x     No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of July 3, 2003
Common Stock, 66 2/3 par value	33,688,761
Class B Stock	3,051,597

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)

	Thirteen Weeks Ended
	July 3,	June 27,
	2003	2002
	(Unaudited)
Revenues
Admissions	$ 322,188	$ 309,467
Concessions	124,581	126,171
Other theatre	12,474	12,754
NCN and other	13,971	13,234
Total revenues	473,214	461,626
Costs and Expenses
Film exhibition costs	178,461	174,720
Concession costs	15,317	17,058
Theatre operating expense	107,484	108,913
Rent	78,917	73,950
NCN and other	12,321	12,491
General and administrative	12,127	32,290
Preopening expense	1,042	797
Theatre and other closure expense	618	(229)
Depreciation and amortization	28,477	29,432
Gain on disposition of assets	-	(186)
Total costs and expenses	434,764	449,236
Interest expense
Corporate borrowings	15,494	16,690
Capital and financing lease obligations	2,805	2,777
Investment income	(651)	(1,002)
Total other expense	17,648	18,465
Earnings (loss) before income taxes	20,802	(6,075)
Income tax provision	9,000	(5,200)
Net earnings (loss)	$ 11,802	$ (875)
Preferred dividends	7,791	9,419
Net earnings (loss) for common shares	$ 4,011	$ (10,294)
Net earnings (loss) loss per share:
Basic	$ .11	$ (.28)
Diluted	$ .11	$ (.28)
Average shares outstanding:
Basic	36,427	36,276
Diluted	36,687	36,276

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 3,	April 3,
	2003	2003
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$ 261,481	$ 244,412
Receivables, net of allowance for doubtful accounts of $1,658
as of July 3, 2003 and $1,581 as of April 3, 2003	40,336	27,545
Other current assets	56,245	50,732
Total current assets	358,062	322,689
Property, net	857,928	856,463
Intangible assets, net	28,445	30,050
Goodwill	60,698	60,698
Deferred income taxes	171,862	171,152
Other long-term assets	54,221	50,646
Total assets	$1,531,216	$1,491,698
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 123,338	$ 116,269
Accrued expenses and other liabilities	189,645	179,393
Current maturities of capital and financing lease obligations	2,614	2,565
Total current liabilities	315,597	298,227
Corporate borrowings	668,752	668,661
Capital and financing lease obligations	59,244	56,536
Other long-term liabilities	178,248	176,370
Total liabilities	1,221,841	1,199,794
Commitments and contingencies
Stockholders' equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 284,828 shares issued and outstanding as of July 3, 2003 and 280,107 shares issued and outstanding as of April 3, 2003 (aggregate liquidation preference of $289,630 as of July 3, 2003 and $284,828 as of April 3, 2003)	190	187
Common Stock, 66 2/3¢ par value; 33,761,658 shares issued as of July 3, 2003
and 33,286,173 shares issued as of April 3, 2003	22,508	22,191
Convertible Class B Stock, 66 2/3¢ par value; 3,051,597 shares
issued and outstanding as of July 3, 2003 and April 3, 2003	2,035	2,035
Additional paid-in capital	467,978	464,663
Accumulated other comprehensive income	(6,360)	(8,773)
Accumulated deficit	(176,015)	(187,817)
Common Stock in treasury, at cost, 72,897 shares as of
July 3, 2003 and 35,387 shares as of April 3, 2003	(961)	(582)
Total stockholders' equity	309,375	291,904
Total liabilities and stockholders' equity	$1,531,216	$1,491,698

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirteen Weeks Ended
	July 3,	June 27,
	2003	2002
	(Unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$ 11,802	$ (875)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	28,477	29,432
Non-cash portion of special and stock-based compensation	293	11,047
Deferred income taxes	(710)	(5,200)
Gain on disposition of assets	-	(186)
Change in assets and liabilities, net of effects from acquisition of GC Companies, Inc. in fiscal 2003:
Receivables	(8,145)	(10,287)
Other assets	(11,098)	7,989
Accounts payable	4,019	4,538
Accrued expenses and other liabilities	16,012	1,156
Other, net	2,684	31
Net cash provided by operating activities	43,334	37,645
Cash flows from investing activities:
Capital expenditures	(24,159)	(15,600)
Proceeds from sale/leasebacks	-	5,379
Construction project costs:
Reimbursable by landlord	-	(12,174)
Reimbursed by landlord	-	1,972
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	-	(42,355)
Purchase of leased furniture, fixtures and equipment	-	(2,858)
Proceeds from disposition of long-term assets	503	1,101
Other, net	(7,463)	3,790
Net cash used in investing activities	(31,119)	(60,745)
Cash flows from financing activities:
Principal payments under capital and financing lease obligations	(534)	(700)
Change in cash overdrafts	1,928	5,499
Change in construction payables	1,122	(2,634)
Proceeds from exercise of stock options	3,167	-
Deferred financing costs and other	(379)	27
Net cash provided by financing activities	5,304	2,192
Effect of exchange rate changes on cash and equivalents	(450)	500
Net increase (decrease) in cash and equivalents	17,069	(20,408)
Cash and equivalents at beginning of period	244,412	219,432
Cash and equivalents at end of period	$ 261,481	$199,024

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Thirteen Weeks Ended
	July 3,	June 27,
	2003	2002
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (net of amounts capitalized of $1,475 and $789)	$ 3,257	$ 3,280
Income taxes paid (refunded)	5,585	(13,996)

Schedule of non-cash investing and financing activities:
Preferred dividends	$ 7,791	$ 9,419

The following is a summary of the allocation of the purchase price as of June 27, 2002 to the assets and liabilities of GC Companies, Inc. based on management’s estimates of fair value:

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

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2003
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

            AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, AMC Entertainment International, Inc. (“AMCEI”) and National Cinema Network, Inc. ("NCN") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom.  The Company's North American theatrical exhibition business is conducted through AMC and AMCEI.  The Company's International theatrical exhibition business is conducted through AMCEI.  The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly owned subsidiary, NCN.

            The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 2003.  In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations.  Due to the seasonal nature of the Company's business, results for the thirteen weeks ended July 3, 2003 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 1, 2004.

            The April 3, 2003 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

            Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

NOTE 2 - EARNINGS PER COMMON SHARE

            Basic earnings (loss) per share is computed by dividing net earnings (loss) for common shares by the weighted-average number of common shares outstanding.  The dilutive effect of Series A Convertible Preferred Stock is considered in the computation of basic loss per common share in accordance with EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share.  Diluted earnings (loss) per share includes the effects of outstanding stock options, stock awards and Series A Convertible Preferred Stock, if dilutive.

            The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights, between the two classes of common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Thirteen Weeks Ended
	July 3,	June 27,
	2003	2002

Numerator:
Net earnings (loss)	$ 11,802	$ (875)
Dividends on Series A Preferred	7,791	9,419
Earnings (loss) for common shares	4,011	(10,294)
Denominator:
Average common shares outstanding	36,427	36,276
Series A Preferred	-	-
Shares for basic earnings per common share	36,427	36,276
Stock options	164	-
Stock awards	96	-
Shares for diluted earnings per common share	36,687	36,276
Earnings (loss) per common share	$ .11	$ (0.28)
Further dilution from applying the "two-class" method	-	-
Basic earnings (loss) per common share	$ .11	$ (0.28)
Diluted earnings (loss) per common share	$ .11	$ (0.28)

         During the thirteen weeks ended July 3, 2003, 39,778,000 shares of Common Stock and $7,791,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted earnings per share because they were anti-dilutive.  During the thirteen weeks ended June 27, 2002, 37,260,000 shares of Common Stock and $9,419,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive.

         During the thirteen weeks ended June 27, 2002, incremental shares from stock awards and options to purchase common shares of 469,884 were excluded from the computation of diluted loss per common share because they were anti-dilutive.

NOTE 3 - COMPREHENSIVE EARNINGS

            The components of comprehensive earnings are as follows (in thousands):

	Thirteen Weeks Ended
	July 3,	June 27,
	2003	2002

Net earnings (loss)	$ 11,802	$ (875)
Foreign currency translation adjustment	2,190	5,322
Unrealized gain on marketable equity securities	223	-
Total comprehensive earnings	$ 14,215	$ 4,447

NOTE 4 - STOCKHOLDERS' EQUITY

During the thirteen weeks ended July 3, 2003, the Company issued 475,485 shares of Common Stock for employee stock option exercises and vested stock awards.  During the thirteen weeks ended July 3, 2003, the Company acquired 37,396 shares of Common Stock for $379,000 from certain employees related to payment of taxes on stock awards and 114 shares as a result of the acquisition of GC Companies, Inc.

During the thirteen weeks ended July 3, 2003, the Company recorded dividends of 4,802 shares of Series A Preferred valued at $7,791,000.

Stock-based Compensation:   The Company accounts for the stock option plans and restricted stock award plans that it sponsors under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees and related interpretations.  Stock-based employee compensation expense related to restricted stock awards of $293,000 and $509,000 was reflected in net earnings for the thirteen weeks ended July 3, 2003 and June 27, 2002, respectively.  No stock-based employee compensation expense for stock options was reflected in net earnings (loss) for those periods, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the fair value method had been applied to all stock awards and outstanding and unvested options in each period:

                                                                                                                                                                                            Thirteen Weeks Ended

(In thousands, except per share data)	July 3, 2003	June 27, 2002
Net earnings (loss):
As reported	$ 11,802	$ (875)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	176	305
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(443)	(601)
Pro forma	$ 11,535	$ (1,171)

Net loss per common share (basic and diluted):
As reported	$ .11	$ (.28)
Pro forma	$ .10	$ (.29)

NOTE 5 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

            A rollforward of reserves for theatre and other closure is as follows (in thousands):

Thirteen Weeks Ended
July 3, 2003
Beginning Balance	$ 22,499
Theatre and other closure expense	618
Interest expense	785
Payments	(3,208)
Ending Balance	$ 20,694

            Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

NOTE 6 - INCOME TAXES

The difference between the effective tax rate on earnings (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	July 3, 2003	June 27, 2002
Federal statutory rate	35.0%	35.0%
Executive compensation	-	45.0
Valuation allowance	2.1	7.8
State income taxes, net of federal tax benefit	4.2	10.2
Other, net	2.0	(12.4)
Effective tax rate	43.3%	85.6%

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

NOTE 7 - OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

Thirteen Weeks Ended
July 3, 2003	June 27, 2002

Revenues

North American theatrical exhibition	$ 434,340	$ 425,851
International theatrical exhibition	24,903	22,541
NCN and other	13,971	13,234
Total revenues	$ 473,214	$ 461,626

Segment Adjusted EBITDA

North American theatrical exhibition	$ 81,545	$ 76,874
International theatrical exhibition	(2,481)	(3,123)
NCN and other	1,650	743
Total segment Adjusted EBITDA	$ 80,714	$ 74,494

A reconciliation of earnings (loss) before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

Thirteen Weeks Ended
	July 3, 2003	June 27, 2002
Earnings (loss) before income taxes	$20,802	$ (6,075)
Plus:
Interest expense	18,299	19,467
Depreciation and amortization	28,477	29,432
Stock-based and special compensation expense	293	19,759
Preopening expense	1,042	797
Theatre and other closure expense	618	(229)
Gain on disposition of assets	-	(186)
Investment income	(651)	(1,002)
General and Administrative (1) - Unallocated	11,834	12,531
Segment Adjusted EBITDA	$ 80,714	$ 74,494

      Information about the Company's land, buildings and improvements, leasehold improvements and furniture fixtures and equipment, intangibles and goodwill by operating segment is as follows (in thousands):

	July 3, 2003	June 27, 2002
Long-term Assets (in thousands)
North American theatrical exhibition	$1,433,283	$1,400,631
International theatrical exhibition	139,282	103,924
NCN and other	25,477	15,003
Total segment property	1,598,042	1,519,558
Construction in progress	27,291	48,599
Corporate	46,582	53,462
	1,671,915	1,621,619
Less accumulated depreciation and amortization	724,844	609,075
Total long-term assets, net	$ 947,071	$1,012,544

Fiscal 2004 and 2003 exclude $293,000 and $19,759,000, respectively, of stock-based and special compensation expense.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

            The Company, in the ordinary course of business is currently a party to various claims from vendors (including concession suppliers and motion picture distributors), landlords and suppliers and legal proceedings, including the case noted below.  If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another.  As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary.  Based on currently available information, management believes that the ultimate outcome of these actions, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations.  However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur.  An unfavorable outcome could include money damages.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the outcome occurs or future periods.

            United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the United States District Court for the Central District of California).  On January 29, 1999, the Department of Justice (the “Department”) filed suit alleging that the Company’s stadium-style theaters violate the ADA and related regulations.  The Department alleges that the Company failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public.  The Department alleges various non-line of sight violations as well.  The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

            On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case.  The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public.  The trial court did not address specific changes which might be required of the Company’s existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout.  The Company filed a request for interlocutory appeal on January 23, 2003.  The trial court denied the Company’s request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals’ ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc.   In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons.  A decision from the Ninth Circuit is expected in the next few months.

            On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. In its non-line of sight decision, the trial court concluded that the Company has violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA.  As was the case with its line of sight decision, the trial court’s non-line of sight decision did not address specific changes that the Company might be required to make, reserving this for the remedies stage of the litigation.  The Company is engaged in settlement discussions with the Department for the non-line of sight issues in this case.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

            In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 became effective for the Company in fiscal year 2003 and is effective for interim periods in fiscal year 2004.

            In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as temporary equity.  SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150.  Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project.  Adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

            In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply.  This interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.  This interpretation applies immediately to variable interest entities that are created, or for which control is obtained after, January 31, 2003.  For variable interest entities created prior to February 1, 2003, the provisions would be effective for the Company’s second quarter of fiscal 2004.

             The Company leases the majority of its theatre locations from landlords.  The Company has entered into operating leases with landlords and sale leaseback transactions with landlords that have been accounted for as operating leases and as transactions that qualify for the use of sale leaseback accounting.  Certain of these landlord relationships are considered variable interests, and it is possible that the Company may be required to consolidate such variable interest entities when FASB Interpretation No. 46 becomes effective during the second quarter of fiscal 2004.  The difference between consolidation and operating lease and or sale leaseback accounting treatment could increase the amount of assets and indebtedness on the consolidated financial statements related to properties that are currently leased.  The Company is in the process of identifying those landlords that qualify as variable interest entities and those situations where it is the primary beneficiary, if any.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

            This report includes “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this report and located elsewhere in this Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward‑looking statements. In addition, forward‑looking statements generally can be identified by the use of forward‑looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward‑looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward‑looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the cost and availability of films and the performance of films licensed by us; (iii) competition;  (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) the ability to sub-lease vacant retail space; (vii) domestic and international political, social and economic conditions; (viii) demographic changes; (ix) increases in the demand for real estate; (x) changes in real estate, zoning and tax laws; (xi) unforeseen changes in operating requirements; (xii) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations and (xiii) results of significant litigation.  Readers are urged to consider these factors carefully in evaluating the forward‑looking statements.

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

	Thirteen Weeks Ended
	July 3, 2003	June 27, 2002	% Change
	(Dollars in thousands)

Revenues

North American theatrical exhibition
Admissions	$ 302,826	$ 291,631	3.8%
Concessions	120,019	121,987	(1.6)
Other theatre	11,495	12,233	(6.0)
	434,340	425,851	2.0
International theatrical exhibition
Admissions	19,362	17,836	8.6
Concessions	4,562	4,184	9.0
Other theatre	979	521	87.9
	24,903	22,541	10.5
NCN and other	13,971	13,234	5.6
Total revenues	$ 473,214	$ 461,626	2.5%
Costs and Expenses
North American theatrical exhibition
Film exhibition costs	$ 168,545	$ 165,468	1.9%
Concession costs	14,286	15,770	(9.4)
Theatre operating expense	99,985	102,152	(2.1)
Rent	69,979	65,587	6.7
Preopening expense	893	693	28.9
Theatre and other closure expense	503	(229)	*
	354,191	349,441	1.4
International theatrical exhibition
Film exhibition costs	9,916	9,252	7.2
Concession costs	1,031	1,288	(20.0)
Theatre operating expense	7,499	6,761	10.9
Rent	8,938	8,363	6.9
Preopening expense	149	104	43.3
	27,533	25,768	6.8
NCN and other	12,321	12,491	(1.4)
Theatre and other closure expense (NCN and other)	115	-	*
General and administrative	12,127	32,290	(62.4)
Depreciation and amortization	28,477	29,432	(3.2)
Gain on disposition of assets	-	(186)	*
Total costs and expenses	$434,764	$449,236	(3.2)%

*Percentage change in excess of 100%.

Thirteen Weeks Ended July 3, 2003 and June 27, 2002

            Revenues.  Total revenues increased 2.5%, or $11,588,000, during the thirteen weeks ended July 3, 2003 compared to the thirteen weeks ended June 27, 2002.

            North American theatrical exhibition revenues increased 2.0%. Admissions revenues increased 3.8% due to a 9.6% increase in average ticket price partially offset by a 5.2% decrease in attendance.  Attendance decreased primarily due to a 5.9% decrease in attendance at comparable theatres (theatres opened on or before March 29, 2002) and a decrease due to theatre closures, partially offset by an increase in attendance at new theatres.  We closed 16 theatres with 114 screens and opened 5 theatres with 91 screens since June 27, 2002.  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 1.6% due to the decrease in attendance, partially offset by a 3.8% increase in average concessions per patron.

           International theatrical exhibition revenues increased 10.5%. Admissions revenues increased 8.6% due to an 11.6% increase in average ticket price offset by a 2.7% decrease in attendance.  Attendance at comparable theatres decreased 10.2%, primarily at our theatres in Japan and Hong Kong due to a decline in the popularity of local language film product.  We opened one theatre with 20 screens in Spain since June 27, 2002.  Concession revenues increased 9.0% due to a 12.1% increase in concessions per patron partially offset by the decrease in total attendance.  International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net earnings.

            Revenues from NCN and other increased 5.6% due to an increase in advertising revenues at NCN. We believe the increase is related to conditions in the general economy that lead to increased spending by advertisers.

           Costs and expenses.  Total costs and expenses decreased 3.2%, or $14,472,000, during the thirteen weeks ended July 3, 2003 compared to the thirteen weeks ended June 27, 2002.

            North American theatrical exhibition costs and expenses increased 1.4%. Film exhibition costs increased 1.9% due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 55.7% in the current period as compared with 56.7% in the prior period.  Film exhibition costs for the thirteen weeks ended June 27, 2002 were impacted by Star Wars Episode II: Attack of the Clones and Spider-man, films whose audience appeal led to higher than normal film rental terms during the period.  Concession costs decreased 9.4% due to the decrease in concessions revenues and a decrease in concessions costs as a percent of concession revenues.  As a percentage of concessions revenues, concession costs were 11.9% in the current period compared with 12.9% in the prior period. As a percentage of revenues, theatre operating expense was 23.0% in the current period as compared to 24.0% in the prior period.  Rent expense increased 6.7% due to the opening of new theatres since June 27, 2002. During the thirteen weeks ended July 3, 2003, we recognized $503,000 of theatre and other closure expense related primarily to a modification of lease terms on a theatre closed in a prior period.

            International theatrical exhibition costs and expenses increased 6.8%. Film exhibition costs increased 7.2% due to increased admission revenues.  Concession costs decreased 20.0%. Theatre operating expense increased 10.9% and rent expense increased 6.9% due primarily to the addition of our new theatre in Spain. We continually monitor the performance of our international theatres and factors such as an inability to obtain film product, changing consumer preferences for filmed entertainment in international markets and an inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and charges prior to expiration of underlying lease agreements.     International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net earnings.

            Costs and expenses from NCN and other decreased 1.4% due primarily to the reduction of overhead costs associated with the integration of NCN’s administrative functions into our home office location, offset by increases in variable costs due to increased revenues.

            General and Administrative.  General and administrative expenses decreased $20,163,000 due primarily to $19,250,000 of special compensation expense related to forgiveness of loans to executive officers recorded in the prior year.

            Depreciation and Amortization.  Depreciation and amortization decreased 3.2%, or $955,000.

            Interest Expense.  Interest expense decreased 6.0%, or $1,168,000, due primarily to an increase in interest capitalized on construction projects of $686,000.

            Income Tax Provision.  The provision for income taxes was $9,000,000 in the current period compared to a benefit of $5,200,000 in the prior period. The effective tax rate was 43.3% for the current period compared to 85.6% for the previous period. The decrease in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense recorded in the prior year.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries.

          Net Earnings (Loss) for Shares of Common Stock.  Net earnings for shares of common stock increased during the thirteen weeks ended July 3, 2003 to earnings of $4,011,000 from a loss of $10,294,000 in the prior period. Basic earnings per share of common stock were $.11 compared to a loss of $.28 in the prior period.  Preferred Stock dividends of 4,802 shares of Preferred Stock valued at $7,791,000 were recorded during the current period.  Preferred Stock dividends of 4,491 shares of Preferred Stock valued at $9,419,000 were recorded during the prior period.

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

            Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $43,334,000 and $37,645,000 during the thirteen weeks ended July 3, 2003 and June 27, 2002, respectively.  The increase in operating cash flows during fiscal year 2004 is primarily due to increases in revenues.  We had a net working capital surplus as of July 3, 2003 and April 3, 2003 of $42,465,000 and $24,462,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $337,000,000 and $363,000,000 available on our credit facility to meet these obligations as of July 3, 2003 and April 3, 2003, respectively.

            We continue to expand our North American and international theatre circuits. During fiscal 2004, we opened two theatres with 34 screens and closed one theatre with 14 screens resulting in a circuit total of 240 theatres and 3,544 screens as of July 3, 2003.

            We fund the costs of constructing new theatres using existing cash balances, cash generated from operations or borrowed funds, as necessary.  We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs.  However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases.

            Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable.  During the thirteen weeks ended June 27, 2002, we purchased certain leased furniture fixtures and equipment for $2,858,000.

             As of July 3, 2003, we had construction in progress of $29,361,000.  We had 5 theatres in the U.S. with a total of 84 screens under construction and one unopened theatre in the United Kingdom with 12 screens as of July 3, 2003. During the thirteen weeks ended July 3, 2003 and June 27, 2002, we incurred cash outflows for investing activities of $31,119,000 and $60,745,000, respectively.  Cash outflows for investing activities include capital expenditures of $24,159,000 and $15,600,000 during the thirteen weeks ended July 3, 2003 and June 27, 2002, respectively, and proceeds from sale/leasebacks of $5,379,000 during the thirteen weeks ended June 27, 2002.  We expect that our capital expenditures in fiscal 2004 will be approximately $115,000,000 to $125,000,000 and our proceeds from sale/leasebacks will be approximately $60,000,000.

            Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 3, 2003 for certain information about our credit facility and our notes due 2009, notes due 2011 and notes due 2012 and our Preferred Stock.

            The total commitment under our credit facility is $350.0 million, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). The lender's commitments under the credit facility will be reduced by $25.0 million on September 30, 2003 and by $50.0 million on December 31, 2003.  The credit facility terminates during the first quarter of fiscal 2005.  We are in the process of soliciting proposals to replace the credit facility.  The total commitment will most likely be reduced from current levels and our objective is to maintain the current covenant structure.  As of July 3, 2003, we had no outstanding borrowings under the credit facility and borrowing capacity under the credit facility of approximately $337.0 million.  As of July 3, 2003, we were in compliance with all financial covenants relating to the credit facility, the notes due 2009, the notes due 2011 and the notes due 2012.

            The indentures relating to the notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indentures for the notes due 2009 and 2011) and after giving effect thereto on a pro forma basis (under each of the indentures). Under the indenture relating to the notes due 2009, the most restrictive of the indentures, we could borrow approximately $430 million as of July 3, 2003 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $75 million of new “permitted indebtedness” under the terms of the indenture relating to the notes due 2009, the most restrictive of the indentures.

            The indentures relating to the notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control, we would be required to make an offer to repurchase each holder's notes due 2009, notes due 2011 and notes due 2012 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. For additional information relating to covenants contained in the indentures governing the notes, see Note 5 in the Notes to Consolidated Financial Statements included in Part II Item 8. of our Annual Report on Form 10-K for the fiscal year ended April 3, 2003.

             We believe that cash generated from operations, existing cash and equivalents, expected reimbursements from developers and the available commitment amount under our credit facility will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes. However, the performance of films licensed by us and unforeseen changes in operating requirements could affect the ability to continue our business strategy as well as comply with certain financial covenants.

NEW ACCOUNTING PRONOUNCEMENTS

            In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 became effective for us in fiscal year 2003 and is effective for interim periods in fiscal year 2004.

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

            In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply.  This interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.  This interpretation applies immediately to variable interest entities that are created, or for which control is obtained after, January 31, 2003.  For variable interest entities created prior to February 1, 2003, the provisions would be effective for our second quarter of fiscal 2004.

            We lease the majority of our theatre locations from landlords.  We have entered into operating leases with landlords and sale leaseback transactions with landlords that have been accounted for as operating leases and as transactions that qualify for the use of sale leaseback accounting.  Certain of these landlord relationships are considered variable interests, and it is possible that we may be required to consolidate such variable interest entities when FASB Interpretation No. 46 becomes effective during our second quarter of fiscal 2004.  The difference between consolidation and operating lease and or sale leaseback accounting treatment could increase the amount of assets and indebtedness on our consolidated financial statements related to properties that we currently lease.  We are in the process of identifying those landlords that qualify as variable interest entities and those situations where we are the primary beneficiary, if any.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.  We do not hold any significant derivative financial instruments.

            Market risk on variable-rate financial instruments.  We maintain a $350,000,000 credit facility, which permits borrowings at interest rates based on either the bank’s base rate or LIBOR.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates.  Because we had no borrowings on our credit facility on July 3, 2003, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

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

            Foreign currency exchange rates. We currently operate theatres in Canada, China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom.  As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income.  Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis.  As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase.  Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations.  A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and total comprehensive earnings by approximately $904,000 and $14,406,000, respectively.

Item 4. Controls and Procedures.

(a)        Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the design and effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to us would be made known to them by others within the Company, particularly during the period in which this Form 10-Q Quarterly Report was being prepared.

(b)        Changes in internal controls.

 There were no significant changes in our internal controls over financial reporting that has  materially affected or is reasonably likely to materially affect internal control over financial reporting subsequent to the date of the most recent evaluation, nor any significant deficiencies or material weaknesses in such internal controls over financial reporting requiring corrective actions.  As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

            Reference is made to Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 3, 2003 for information on certain litigation to which we are a party.

One of the cases referred to in our annual report on Form 10-K was LaSpesa v. AMC Entertainment Inc., (No. 03CH03572, filed in the Chancery Division of the Circuit Court of Cook County, Illinois).   On July 25, 2003, counsel for the plaintiff in this action voluntarily dismissed without prejudice all claims against us in this case without payment of any amount on our part, and the court entered an order to such effect.

            Our annual report on Form 10-K also referred to certain shareholder derivative litigation  (Krajewski et al. v. Laurence M. Berg, et al. (Case No.02-CV-221038) and Lamb v. Laurence M. Berg, et al. (Case No. 02-CV-222236) filed in the Circuit Court of Jackson County, Kansas City, Missouri , and Malone v. Brown et al, (Case No. 20103-NC), filed in the Delaware Chancery Court.  As reported in our Form 10-K, on June 24, 2003 the Jackson County Circuit Court approved the terms of a settlement that had been jointly filed by counsel for the parties in these actions.  The Missouri actions have now been dismissed.  The Delaware action will be dismissed as soon as practical.

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

4.7	In accordance with Item 601(b)(4)(iii)(A) of Regulation S‑K, certain instruments respecting long‑term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
*99.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*99.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*99.3	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*          Filed herewith

(b)        Reports on Form 8-K

On May 14, 2003, we filed a Form 8-K reporting under Item 9. the date of our fiscal year 2003 earnings conference call and webcast.

On May 20, 3002, we filed a Form 8-K reporting under Item 9. a press release announcing operating results for fiscal 2003.

On July 17, 2003, we filed a Form 8-K reporting under Item 9. the date of our first quarter earnings conference call and webcast for fiscal 2004.

On July 25, 2003, we filed a Form 8-K reporting under Item 9. a press release announcing first quarter operating results for fiscal 2004.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.

Date: August 1, 2003	/s/ Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

Date: August 1, 2003	/s/ Craig R. Ramsey
Executive Vice President and
Chief Financial Officer