Form 10-Q
period 2003-10-02
AMC ENTERTAINMENT INC
filed 2003-11-05
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended October 2, 2003

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

Yes     x     No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes     x     No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of October 2, 2003
Common Stock, 66 2/3 ¢ par value	33,700,610
Class B Stock, 66 2/3 ¢ par value	3,051,597

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues

Admissions	$ 301,035	$ 307,234	$ 623,223	$ 616,701
Concessions	112,425	120,145	237,006	246,316
Other theatre	12,608	10,505	25,082	23,259
NCN and other	12,144	13,214	26,115	26,448
Total revenues	438,212	451,098	911,426	912,724
Expenses
Film exhibition costs	162,595	169,338	341,056	344,058
Concession costs	12,584	13,684	27,011	29,647
Theatre operating expense	104,444	111,576	212,818	221,584
Rent	78,875	74,162	157,792	148,112
NCN and other	10,387	11,861	22,708	24,352
General and administrative expense:
Stock-based compensation	876	503	1,169	1,012
Other	11,597	9,658	23,431	41,439
Preopening expense	389	451	1,431	1,248
Theatre and other closure expense	1,116	1,459	1,734	1,230
Depreciation and amortization	28,767	31,985	57,244	61,417
Disposition of assets and other gains	(1,956)	(1,236)	(1,956)	(1,422)
Total costs and expenses	409,674	423,441	844,438	872,677
Interest expense
Corporate borrowings	16,435	16,668	31,929	33,358
Capital and financing lease obligations	2,705	2,653	5,510	5,430
Investment income	(611)	(783)	(1,262)	(1,785)
Total other expense	18,529	18,538	36,177	37,003
Earnings before income taxes	10,009	9,119	30,811	3,044
Income tax provision	4,400	11,900	13,400	6,700
Net earnings (loss)	$ 5,609	$ (2,781)	$ 17,411	$ (3,656)
Preferred dividends	9,662	5,228	17,453	14,647
Net loss for common shares	$ (4,053)	$ (8,009)	$ (42)	$(18,303)
Net loss per share:
Basic	$ (.11)	$ (.22)	$ -	$ (.50)
Diluted	$ (.11)	$ (.22)	$ -	$ (.50)
Average shares outstanding:
Basic	36,744	36,302	36,586	36,289
Diluted	36,744	36,302	36,586	36,289

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 2,	April 3,
	2003	2003
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$ 241,685	$ 244,412
Receivables, net of allowance for doubtful accounts of $1,694
as of October 2, 2003 and $1,581 as of April 3, 2003	32,951	27,545
Other current assets	54,489	50,732
Total current assets	329,125	322,689
Property, net	852,409	856,463
Intangible assets, net	26,854	30,050
Goodwill	60,698	60,698
Deferred income taxes	171,862	171,152
Other long-term assets	52,290	50,646
Total assets	$1,493,238	$1,491,698
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 101,359	$ 116,269
Accrued expenses and other liabilities	166,767	179,393
Current maturities of capital and financing lease obligations	2,607	2,565
Total current liabilities	270,733	298,227
Corporate borrowings	668,842	668,661
Capital and financing lease obligations	58,939	56,536
Other long-term liabilities	178,865	176,370
Total liabilities	1,177,379	1,199,794
Commitments and contingencies
Stockholders' equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 289,630 shares issued and outstanding as of October 2, 2003 and 280,107 shares issued and outstanding as of April 3, 2003 (aggregate liquidation preference of $294,513 as of October 2, 2003 and $284,828 as of April 3, 2003)	193	187
Common Stock, 66 2/3¢ par value; 33,778,493 shares issued as of October 2, 2003
and 33,286,173 shares issued as of April 3, 2003	22,519	22,191
Convertible Class B Stock, 66 2/3¢ par value; 3,051,597 shares
issued and outstanding as of October 2, 2003 and April 3, 2003	2,035	2,035
Additional paid-in capital	468,127	464,663
Accumulated other comprehensive loss	(5,596)	(8,773)
Accumulated deficit	(170,406)	(187,817)
Common Stock in treasury, at cost, 77,883 shares as of
October 2, 2003 and 35,387 shares as of April 3, 2003	(1,013)	(582)
Total stockholders' equity	315,859	291,904
Total liabilities and stockholders' equity	$1,493,238	$1,491,698

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six Weeks Ended
	October 2,	September 26,
	2003	2002
	(Unaudited)
DECREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:

Net earnings (loss)	$ 17,411	$ (3,656)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	57,244	61,417
Non-cash portion of special and stock-based compensation	1,169	11,550
Deferred income taxes	(710)	4,400
Disposition of assets and other gains	(1,956)	(1,422)
Change in assets and liabilities, net of effects from acquisition of GC Companies, Inc.:
Receivables	(422)	(3,417)
Other current assets	(3,757)	7,516
Accounts payable	(4,253)	(11,704)
Accrued expenses and other liabilities	(13,174)	(20,964)
Other, net	6,004	2,427
Net cash provided by operating activities	57,556	46,147
Cash flows from investing activities:
Capital expenditures	(43,274)	(44,959)
Proceeds from sale/leasebacks	-	21,771
Construction project costs:
Reimbursable by landlord	-	(21,656)
Reimbursed by landlord	-	13,655
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	-	(46,253)
Additional costs related to Gulf States acquisition	-	(701)
Purchase of leased furniture, fixtures and equipment	-	(7,052)
Proceeds from disposition of long-term assets	1,017	3,338
Other, net	(8,167)	(2,563)
Net cash used in investing activities	(50,424)	(84,420)

Cash flows from financing activities:
Construction project costs reimbursed by landlord	-	1,404
Principal payments under capital and financing lease obligations	(1,072)	(1,369)
Change in cash overdrafts	(9,945)	5,226
Change in construction payables	(712)	(3,030)
Proceeds from exercise of stock options	3,186	-
Treasury stock purchases and other	(440)	66
Net cash provided by (used in) financing activities	(8,983)	2,297
Effect of exchange rate changes on cash and equivalents	(876)	1,010
Net decrease in cash and equivalents	(2,727)	(34,966)
Cash and equivalents at beginning of period	244,412	219,432
Cash and equivalents at end of period	$ 241,685	$ 184,466

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Twenty-six Weeks Ended
	October 2,	September 26,
	2003	2002
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $1,887 and $1,632)	$ 38,632	$ 38,224
Income taxes paid (refunded)	10,130	(11,395)

Schedule of non-cash investing and financing activities:
Preferred dividends	$ 17,453	$ 14,647

The following is a summary of the allocation of the purchase price as of September 26, 2002 to the assets and liabilities of GC Companies, Inc. based on management’s estimates of fair value:

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
October 2, 2003
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

            The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 2003.  In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations.  Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended October 2, 2003 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 1, 2004.

            The April 3, 2003 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

            Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

NOTE 2 - LOSS PER COMMON SHARE

            Basic loss per share is computed by dividing net loss for common shares by the weighted-average number of common shares outstanding.  The dilutive effect of Series A Convertible Preferred Stock is considered in the computation of basic loss per common share in accordance with EITF Topic No. D-95 Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share.  Diluted loss per share includes the effects of outstanding stock options, stock awards, deferred stock units and Series A Convertible Preferred Stock, if dilutive.

            The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights.

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2,	September 26	October 2,	September 26,
	2003	2002	2003	2002

Numerator:
Net earnings (loss)	$ 5,609	$ (2,781)	$ 17,411	$ (3,656)
Dividends on Series A Preferred	9,662	5,228	17,453	14,647
Loss for common shares	$ (4,053)	$ (8,009)	$ (42)	$ (18,303)
Denominator:
Average common shares outstanding	36,744	36,302	36,586	36,289
Series A Preferred	-	-	-	-
Shares for basic earnings per common share	36,744	36,302	36,586	36,289
Stock options	-	-	-	-
Stock awards	-	-	-	-
Deferred stock units	-	-	-	-
Shares for diluted earnings per common share	36,744	36,302	36,586	36,289
Loss per common share	$ (.11)	$ (.22)	$ -	$ (.50)
Further dilution from applying the "two-class" method	-	-	-	-
Basic loss per common share	$ (.11)	$ (.22)	$ -	$ (.50)
Diluted loss per common share	$ (.11)	$ (.22)	$ -	$ (.50)

         During the thirteen weeks ended October 2, 2003 and September 26, 2002, shares of Common Stock of 40,485,551 and 37,887,692, respectively, and $9,662,000 and $5,228,000, respectively, of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive.           During the twenty-six weeks ended October 2, 2003 and September 26, 2002, shares of Common Stock of 40,131,794 and 37,573,636, respectively, and dividends from the assumed conversion of Series A Preferred of $17,453,000 and $14,647,000, respectively, were excluded from the computation of diluted loss per common share because they were anti-dilutive.

         During the thirteen weeks ended October 2, 2003 and September 26, 2002, incremental shares from stock awards and options to purchase common shares of 138,844 and 386,845, respectively, were excluded from the computation of diluted loss per common share because they were anti-dilutive.  During the twenty-six weeks ended October 2, 2003 and September 26, 2002, incremental shares from stock awards and options to purchase common shares of 199,232 and 513,165, respectively, were excluded from the computation of diluted loss per common share because they were anti dilutive.

         During the thirteen and twenty-six weeks ended October 2, 2003, contingently issuable deferred stock units of 94,254 and 47,127, respectively, were excluded from the computation of diluted loss per common share because the conditions for issuance had not been met at the end of the period.

NOTE 3 - COMPREHENSIVE EARNINGS (LOSS)

            The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2,	September 26,	October 2,	September 26,
	2003	2002	2003	2002

Net earnings (loss)	$ 5,609	$ (2,781)	$ 17,411	$ (3,656)
Foreign currency translation adjustment	678	875	2,868	6,197
Unrealized gain on marketable equity securities	86	-	309	-
Total comprehensive earnings (loss)	$ 6,373	$ (1,906)	$ 20,588	$ 2,541

NOTE 4 - STOCKHOLDERS' EQUITY

During the twenty-six weeks ended October 2, 2003, the Company issued 492,320 shares of Common Stock for employee stock option exercises and vested stock awards.  During the twenty-six weeks ended October 2, 2003, the Company acquired 42,268 shares of Common Stock for $431,000 from certain employees related to payment of taxes on stock awards and 228 shares as a result of the acquisition of GC Companies, Inc.

During the thirteen weeks ended October 2, 2003, the Company recorded dividends of 4,883 shares of Series A Preferred valued at $9,662,000.  During the twenty-six weeks ended October 2, 2003, the Company recorded dividends of 9,685 shares of Series A Preferred valued at $17,453,000.

Stock-based Compensation

During the second quarter of fiscal 2004 the Company’s Shareholders approved and the Company adopted the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (the “2003 LTIP”).  The 2003 LTIP provides for five basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of restricted stock awards, (iii) grants of deferred stock units, (iv) grants of deferred cash awards and (v) performance grants which may be settled in stock options, shares of common stock, restricted stock, deferred stock units, deferred cash awards, or cash, or any combination thereof.  The number of shares of Common Stock which may be sold or granted under the plan may not exceed 6,500,000 shares.  The 2003 LTIP provides that the option exercise price for stock options may not be less than the fair market value of stock at the date of grant and unexercised options expire no later than ten years after date of grant.  No options have been issued under the 2003 LTIP as of October 2, 2003.

On September 18, 2003, the Board of Directors made performance grants with award opportunities having an aggregate value of $10,124,000.  These grants are subject to the satisfaction of performance measures during fiscal 2004 and/or the exercise of discretion by the Compensation Committee of the Board of Directors.  Performance grants will be settled with up to $1,657,000 in deferred cash awards and the balance (up to $8,467,000) in deferred stock units, which will entitle the holder to one share of Common Stock at the end of a deferral period.  The number of deferred stock units issuable in connection with these performance grants will be based on the average closing prices of the Company’s common stock over the ten trading days ending on the last day of the fiscal year.  Assuming such average price is $13.82, the closing stock price on October 2, 2003, up to 612,648 deferred stock units could be issuable with respect to fiscal 2004.  The deferred stock units will be subject to three-year vesting and deferral periods which will run concurrently.  Participants may elect to further defer receipt for specified periods after the end of the initial three year deferral period.  Expenses related to the awards will be recognized over the service period in fiscal 2004.  The Company currently expects the specific performance measures for fiscal 2004 will be met and the discretionary awards will be made.  The Company has recorded $723,000 in accrued expenses and other liabilities related to grants of deferred stock units under the 2003 LTIP as of October 2, 2003.

The Company accounts for the stock options, restricted stock awards and deferred stock units under plans that it sponsors following  the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees and related interpretations.  Stock-based employee compensation expense related to restricted stock awards and deferred stock units of $876,000 and $503,000 was reflected in net earnings (loss) for the thirteen weeks ended October 2, 2003 and September 26, 2002, respectively.  Stock-based employee compensation expense related to restricted stock awards and deferred stock units for the 1999 Plan and the 2003 LTIP of $1,169,000 and $1,012,000 was reflected in net earnings (loss) for the twenty-six weeks ended October 2, 2003 and September 26, 2002, respectively.  No stock-based employee compensation expense for stock options was reflected in net earnings (loss) for those periods, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings (loss) and net loss per common share as if the fair value method had been applied to all stock awards and outstanding and unvested options in each period:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2,	September 26,	October 2,	September 26,

(In thousands, except per share data)

	2003	2002	2003	2002
Net earnings (loss):
As reported	$ 5,609	$ (2,781)	$ 17,411	$ (3,656)
Add: Stock-based compensation expense included in reported net earnings (loss), net of related tax effects	521	302	701	607
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(663)	(837)	(1,110)	(1,437)
Pro forma	$ 5,467	$ (3,316)	$ 17,002	$ (4,486)
Net loss per common share (basic and diluted):
As reported	$ (.11)	$ (.22)	$ -	$ (.50)
Pro forma	$ (.11)	$ (.24)	$ (.01)	$ (.53)

NOTE 5 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

            A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	October 2, 2003	September 26, 2002
Beginning Balance	$ 22,499	$ 24,140
Theatre and other closure expense	1,734	1,230
Interest expense	1,462	1,823
Transfer of deferred rent and capital lease obligations	-	575
General and administrative expense	146	51
Payments	(7,149)	(4,315)
Ending Balance	$ 18,692	$ 23,504

            Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

NOTE 6 - INCOME TAXES

The difference between the effective tax rate on earnings (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	October 2, 2003	September 26, 2002
Federal statutory rate	35.0%	35.0%
Executive compensation	-	182.1
Valuation allowance	1.4	22.5
State income taxes, net of federal tax benefit	6.1	32.2
Deductible portion of GC purchase price	-	(63.0)
Other, net	1.0	11.3
Effective tax rate	43.5%	220.1%

            The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods.  As a consequence, permanent differences which are not deductible for federal income tax purposes serve to increase the effective federal income tax rate of 35%.

NOTE 7 - OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

Thirteen Weeks Ended		Twenty-six Weeks Ended
October 2, 2003	September 26, 2002	October 2, 2003	September 26, 2002

Revenues

North American theatrical exhibition	$391,347	$409,880	$825,687	$835,731
International theatrical exhibition	34,721	28,004	59,624	50,545
NCN and other	12,144	13,214	26,115	26,448
Total revenues	$438,212	$451,098	$911,426	$912,724

Segment Adjusted EBITDA

North American theatrical exhibition	$ 65,547	$ 70,211	$147,092	$147,085
International theatrical exhibition	2,023	(1,087)	(458)	(4,210)
NCN and other	1,757	1,353	3,407	2,096
Total segment Adjusted EBITDA	$ 69,327	$ 70,477	$150,041	$144,971

A reconciliation of earnings before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

Thirteen Weeks Ended		Twenty-six Weeks Ended
October 2, 2003	September 26, 2002	October 2, 2003	September 26, 2002

Earnings before income taxes	$ 10,009	$ 9,119	$ 30,811	$ 3,044
Plus:
Interest expense	19,140	19,321	37,439	38,788
Depreciation and amortization	28,767	31,985	57,244	61,417

Preopening expense	389	451	1,431	1,248
Theatre and other closure expense	1,116	1,459	1,734	1,230
Disposition of assets and other gains	(1,956)	(1,236)	(1,956)	(1,422)
Investment income	(611)	(783)	(1,262)	(1,785)
General and administrative expense (unallocated): Stock-based compensation	876	503	1,169	1,012
Other (1)	11,597	9,658	23,431	41,439
Segment Adjusted EBITDA	$ 69,327	$ 70,477	$150,041	$144,971

  (1)  The twenty-six weeks ended September 26, 2002 include $19,250,000 of special compensation expense.

      Information about the Company's land, buildings and improvements, leasehold improvements and furniture fixtures and equipment, intangibles and goodwill by operating segment is as follows (in thousands):

	October 2, 2003	September 26, 2002
Long-term Assets
North American theatrical exhibition	$1,425,230	$1,390,138
International theatrical exhibition	142,031	105,927
NCN and other	27,203	14,965
Total segment property	1,594,464	1,511,030
Construction in progress	34,935	76,594
Corporate	53,212	47,218
	1,682,611	1,634,842
Less accumulated depreciation and amortization	742,650	621,916
Long-term assets, net	$ 939,961	$ 1,012,926

NOTE 8 - COMMITMENTS AND CONTINGENCIES

            United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc.(No. 99-01034 FMC (SHx), filed in the United States District Court for the Central District of California).  On January 29, 1999, the Department of Justice (the “Department”) filed suit alleging that the Company’s stadium-style theaters violate the ADA and related regulations.  The Department alleges that the Company failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public.  The Department alleges various non-line of sight violations as well.  The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

            On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case.  The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public.  The trial court did not address specific changes which might be required of the Company’s existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout.  The Company filed a request for interlocutory appeal on January 23, 2003.  The trial court denied the Company’s request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals’ ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc.   In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons.  On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court.  However, the Ninth Circuit has stayed its decision in the case against the Company pending Regal’s petition for certiorari to the United States Supreme Court.

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

            Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court, Case No:  03CC00429.  On September 26, 2003, plaintiff filed this suit as a proported class action on behalf of himself and other current and former "senior managers", "salary operations managers" and persons holding similar positions who claim that they were improperly classified by the Company as salaried exempt employees over the prior four years. Plaintiff alleges violations of the California Labor Code and unfair business practices and seeks (i) overtime pay,  (ii) pay for meal and rest periods, (iii) statutory penalties, including  (a) penalties of up to $100 per underpaid employee per pay period in which he or she was underpaid or any other violation and (b) waiting time penalties of up to 30 days wages for former employees, (iv) prejudgment interest, (v) attorneys fees and (vi) costs.  Plaintiff also seeks declaratory and injunctive relief.

            In addition to the cases noted above, the Company, is also currently a party to various ordinary course claims from vendors (including concession suppliers and motion picture distributors), landlords and suppliers and other legal proceedings.  If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another.  As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary.  Except as described above, management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or overall trends in results of operations.  However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur.  An unfavorable outcome could include monetary damages.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

           The Company is the plaintiff in a case against various construction contractors (American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors Ltd., et al.; Case No 00CV84908, Circuit Court of Platte County, Missouri and American Multi-Cinema, Inc. v. Bovis Construction  Corp. et at.; Civil Action No. 0207139, Court of Common Please of Bucks County, Pennsylvania).  The Company seeks to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres.  During the thirteen weeks ended October 2, 2003 the Company received a settlement payment of $400,000 related to one theatre from various parties in connection with this matter.

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

            In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as temporary equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150.  At its October 29, 2003 meeting, the FASB decided to defer the provisions of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests.  Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project.  Adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

            In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply.  This interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.  This interpretation applies immediately to variable interest entities that are created, or for which control is obtained after, January 31, 2003.  In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired before January 31, 2003.  This deferral is to allow time for certain implementation issues to be addressed.  The deferral revised the effective date for consolidation of these entities to the Company’s third quarter of fiscal 2004.  Adoption of FIN 46 is currently not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	October 2, 2003	September 26, 2002	% Change	October 2, 2003	September 26, 2002	% Change
	(Dollars in thousands)			(Dollars in thousands)

Revenues

North American theatrical exhibition
Admissions	$274,113	$ 285,369	(3.9)%	$576,939	$577,000	-%
Concessions	105,797	114,431	(7.5)	225,816	236,418	(4.5)
Other theatre	11,437	10,080	13.5	22,932	22,313	2.8
	391,347	409,880	(4.5)	825,687	835,731	(1.2)
International theatrical exhibition
Admissions	26,922	21,865	23.1	46,284	39,701	16.6
Concessions	6,628	5,714	16.0	11,190	9,898	13.1
Other theatre	1,171	425	*	2,150	946	*
	34,721	28,004	24.0	59,624	50,545	18.0
NCN and other	12,144	13,214	(8.1)	26,115	26,448	(1.3)
Total revenues	$438,212	$451,098	(2.9)%	$911,426	$912,724	(0.1)%
Cost of Operations
North American theatrical exhibition
Film exhibition costs	$147,993	$ 157,747	(6.2)%	$316,538	$323,215	(2.1)%
Concession costs	11,046	12,055	(8.4)	24,442	26,730	(8.6)
Theatre operating expense	97,119	104,129	(6.7)	197,994	207,376	(4.5)
Rent	69,642	65,738	5.9	139,621	131,325	6.3
Preopening expense	224	274	(18.2)	1,117	967	15.5
Theatre and other closure expense	891	1,459	(38.9)	1,394	1,230	13.3
	326,915	341,402	(4.2)	681,106	690,843	(1.4)
International theatrical exhibition
Film exhibition costs	14,602	11,591	26.0	24,518	20,843	17.6
Concession costs	1,538	1,629	(5.6)	2,569	2,917	(11.9)
Theatre operating expense	7,325	7,447	(1.6)	14,824	14,208	4.3
Rent	9,233	8,424	9.6	18,171	16,787	8.2
Preopening expense	165	177	(6.8)	314	281	11.7
	32,863	29,268	12.3	60,396	55,036	9.7
NCN and other	10,387	11,861	(12.4)	22,708	24,352	(6.8)
Theatre and other closure expense (NCN and other)	225	-	-	340	-	-
General and administrative expense:
Stock-based compensation	876	503	74.2	1,169	1,012	15.5
Other	11,597	9,658	20.1	23,431	41,439	(43.5)
Depreciation and amortization	28,767	31,985	(10.1)	57,244	61,417	(6.8)
Disposition of assets and other gains	(1,956)	(1,236)	58.3	(1,956)	(1,422)	37.6
Total costs and expenses	$409,674	$423,441	(3.3)%	$844,438	$872,677	(3.2)%

*Percentage change in excess of 100%.

Thirteen Weeks Ended October 2, 2003 and September 26, 2002

            Revenues.  Total revenues decreased 2.9%, or $12,886,000, during the thirteen weeks ended October 2, 2003 compared to the thirteen weeks ended September 26, 2002.

            North American theatrical exhibition revenues decreased 4.5%. Admissions revenues decreased 3.9% due to a 10.7% decrease in attendance partially offset by a 7.5% increase in average ticket price.  Attendance decreased primarily due to an 11.5% decrease in attendance at comparable theatres (theatres opened before the second quarter of fiscal 2003) related to overall popularity and mix of film product, a change in fiscal quarter beginning dates which included a full July 4 week in the prior period and a partial July 4 week in the current period and a decrease due to theatre closures, partially offset by an increase in attendance at new theatres.  We closed 16 theatres with 106 screens and opened 5 theatres with 91 screens since September 26, 2002.  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 7.5% due to the decrease in attendance, partially offset by a 3.5% increase in average concessions per patron due to an increase in units sold per patron.

           International theatrical exhibition revenues increased 24.0%. Admissions revenues increased 23.1% due to an 11.7% increase in average ticket price and a 10.2% increase in attendance.  Attendance at comparable theatres increased 1.1%, primarily due to increases in Japan, partially offset by decreases in Europe and Hong Kong.  We closed six screens at one theatre in France and opened one theatre with 20 screens in Spain since September 26, 2002.  Concession revenues increased 16.0% due to a 5.3% increase in concessions per patron and the increase in total attendance.  International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net earnings.

            Revenues from NCN and other decreased 8.1% due to a decrease in advertising revenues resulting from a reduction in screens served by NCN as we have endeavored to improve profitability by eliminating service to marginally profitable theatre circuits.

            Costs and expenses.  Total costs and expenses decreased 3.3%, or $13,767,000, during the thirteen weeks ended October 2, 2003 compared to the thirteen weeks ended September 26, 2002.

            North American theatrical exhibition costs and expenses decreased 4.2%. Film exhibition costs decreased 6.2% due to the decrease in admissions revenues and a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.0% in the current period as compared with 55.3% in the prior period.  Concession costs decreased 8.4% due to the decrease in concessions revenues and a decrease in concessions costs as a percentage of concession revenues.  As a percentage of concessions revenues, concession costs were 10.4% in the current period compared with 10.5% in the prior period. As a percentage of revenues, theatre operating expense was 24.8% in the current period as compared to 25.4% in the prior period due primarily to declines in variable operating expenses which resulted from the decreases in attendance and our strategic initiative to reduce theatre operating expenses.  Rent expense increased 5.9% due to the opening of new theatres since September 26, 2002. During the thirteen weeks ended October 2, 2003, we recognized $891,000 of theatre and other closure expense related primarily to a payment to a landlord to terminate a lease on a theatre closed during the current period.  During the thirteen weeks ended September 26, 2002, we recognized $1,459,000 of theatre and other closure expense related primarily to the closure of one theatre with eight screens.

            International theatrical exhibition costs and expenses increased 12.3%. Film exhibition costs increased 26.0% due to the increase in admission revenues and an increase in the percentage of admissions paid to film distributors.  As a percentage of admissions revenues, film exhibition costs were 54.2% in the current period as compared with 53.0% in the prior period.  Concession costs decreased 5.6%. Theatre operating expense decreased 1.6% and rent expense increased 9.6%. We continually monitor the performance of our international theatres and factors such as an inability to obtain film product, changing consumer preferences for filmed entertainment in international markets and an inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and charges prior to expiration of underlying lease agreements.     International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net earnings.

            Costs and expenses from NCN and other decreased 10.5% due primarily to the reduction of overhead costs associated with the integration of NCN’s administrative functions into our home office location, offset by increases in variable costs.

            General and Administrative Expense:

                        Stock-based Compensation. Stock-based compensation increased 74.2%, or $373,000, during the thirteen weeks ended October 2, 2003 compared to the thirteen weeks ended September 26, 2002.  The increase is due to stock-based compensation expense of $723,000 related to deferred stock units granted during the period under the 2003 LTIP, partially offset by decreased expense following the vesting of certain restricted stock awards during the first quarter of fiscal 2004.

                        Other.  Other general and administrative expense increased 20.1% primarily due to increased pension expense and increased taxes related to foreign tax refunds in the prior year.

            Depreciation and Amortization.  Depreciation and amortization decreased 10.1%, or $3,218,000, due primarily to decreased depreciation at comparable theatres where certain  assets became fully depreciated, partially offset by increased depreciation at new theatres.

            Disposition of Assets and Other Gains.  Disposition of assets and other gains increased from a gain in the prior period of $1,236,000 to a gain of $1,956,000 in the current period.  The current period includes a $1,556,000 gain on the disposition of one theatre and a $400,000 settlement received related to various fireproofing claims at one theatre (see Part II Item 1. Legal Proceedings).  Prior period results include gains on the sale of certain real estate held for investment.

            Interest Expense.  Interest expense decreased 0.9%, or $181,000.

            Income Tax Provision.  The provision for income taxes was $4,400,000 in the current period compared to $11,900,000 in the prior period. The effective tax rate was 44.0% for the current period compared to 130.5% for the previous period. The decrease in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense recorded in the prior year.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries.

            Net Loss for Shares of Common Stock.  Net loss for shares of common stock decreased during the thirteen weeks ended October 2, 2003 to loss of $4,053,000 from a loss of $8,009,000 in the prior period. Basic and diluted loss per share of common stock were $.11 compared to a loss of $.22 in the prior period.  Preferred Stock dividends of 4,883 shares of Preferred Stock valued at $9,662,000 were recorded during the current period.  Preferred Stock dividends of 4,566 shares of Preferred Stock valued at $5,228,000 were recorded during the prior period.

Twenty-six Weeks Ended October 2, 2003 and September 26, 2002

            Revenues.  Total revenues decreased 0.1%, or $1,298,000, during the twenty-six weeks ended October 2, 2003 compared to the twenty-six weeks ended September 26, 2002.

            North American theatrical exhibition revenues decreased 1.2%. Admissions revenues decreased slightly due to a 7.9% decrease in attendance partially offset by an 8.6% increase in average ticket price.  Attendance decreased primarily due to an 8.7% decrease in attendance at comparable theatres (theatres opened on or before March 29, 2002) related to overall popularity and mix of film product and a decrease due to theatre closures, partially offset by an increase in attendance at new theatres.  We closed 16 theatres with 106 screens and opened 5 theatres with 91 screens since September 26, 2002.  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 4.5% due to the decrease in attendance, partially offset by a 3.7% increase in average concessions per patron due to an increase in units sold per patron.

            International theatrical exhibition revenues increased 18.0%. Admissions revenues increased 16.6% due to an 11.8% increase in average ticket price and a 4.3% increase in attendance.  Attendance at comparable theatres decreased 4.1%, primarily in Portugal, Spain and Hong Kong due to a decline in the popularity of local language film product.  We closed six screens at one theatre in France and opened one theatre with 20 screens in Spain since September 26, 2002.  Concession revenues increased 13.1% due to an 8.4% increase in concessions per patron and the increase in total attendance.  International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net earnings.

            Revenues from NCN and other decreased 1.3% due to a decrease in advertising revenues resulting from a reduction in screens served by NCN as we have endeavored to improve profitability by eliminating service to marginally profitable theatre circuits.

            Costs and expenses.  Total costs and expenses decreased 3.2%, or $28,239,000, during the twenty-six weeks ended October 2, 2003 compared to the twenty-six weeks ended September 26, 2002.

            North American theatrical exhibition costs and expenses decreased 1.4%. Film exhibition costs decreased 2.1% due to the decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.9% in the current period as compared with 56.0% in the prior period.  Film exhibition costs for the twenty-six weeks ended September 26, 2002 were impacted by Star Wars Episode II: Attack of the Clones and Spider-man, films whose audience appeal led to higher than normal film rental terms during the period.  Concession costs decreased 8.6% due to the decrease in concessions revenues and a decrease in concessions costs as a percentage of concession revenues.  As a percentage of concessions revenues, concession costs were 10.8% in the current period compared with 11.3% in the prior period. As a percentage of revenues, theatre operating expense was 24.0% in the current period as compared to 24.8% in the prior period.  Rent expense increased 6.3% due to the opening of new theatres since September 26, 2002. During the twenty-six weeks ended October 2, 2003, we recognized $1,394,000 of theatre and other closure expense related primarily to a payment to a landlord to terminate a lease on a theatre closed during the current period.  During the twenty-six weeks ended September 26, 2002, we recognized $1,230,000 of theatre and other closure expense related primarily to the closure of one theatre with eight screens.

            International theatrical exhibition costs and expenses increased 9.7%. Film exhibition costs increased 17.6% due to the increase in admissions revenues.  Concession costs decreased 11.9%. Theatre operating expense increased 4.3% and rent expense increased 8.2%.   We continually monitor the performance of our international theatres and factors such as an inability to obtain film product, changing consumer preferences for filmed entertainment in international markets and an inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and charges prior to expiration of underlying lease agreements.     International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net earnings.

            Costs and expenses from NCN and other decreased 5.4% due primarily to the reduction of overhead costs associated with the integration of NCN’s administrative functions into our home office location.

            General and Administrative Expense:

                        Stock-based Compensation. Stock-based compensation increased 15.5% or $157,000 during the twenty-six weeks ended October 2, 2003 compared to the twenty-six weeks ended September 26, 2002.  The increase is primarily due to expense of $723,000 related to deferred stock units granted during the period under the 2003 LTIP, partially offset by decreased expense following the vesting of certain restricted stock awards during the first quarter of fiscal 2004.   We will recognize additional expense of $7,744,000 over the service period in fiscal 2004 related to deferred stock units based on our expectation that the specific performance measures for fiscal 2004 will be met and the discretionary awards will be made.

                        Other.  General and administrative expense: other decreased 43.5%, or $18,008,000, due primarily to decreased special compensation expense of $19,250,000 partially offset by increased pension expense.  We will recognize additional expense of $1,539,000 over the service period in fiscal 2004 related to deferred cash awards based on our expectation that the specific performance measures for fiscal 2004 will be met and the discretionary awards will be made.

            Depreciation and Amortization.  Depreciation and amortization decreased 6.8%, or $4,173,000, due primarily to decreases at comparable theatres where certain assets became fully depreciated, partially offset by increased depreciation at new theatres.

            Disposition of Assets and Other Gains.  Disposition of assets and other gains increased from a gain of $1,422,000 in the prior period to a gain of $1,956,000 in the current period.  The current period includes a $1,556,000 gain on the disposition of one theatre and a $400,000 settlement received related to various fireproofing claims at one theatre (See Part II Item 1. Legal Proceedings).  Prior period results include gains on the sale of certain real estate held for investment

            Interest Expense.  Interest expense decreased 3.5%, or $1,349,000.

            Income Tax Provision.  The provision for income taxes was $13,400,000 in the current period compared to $6,700,000 in the prior period. The effective tax rate was 43.5% for the current period compared to 220.1% for the previous period. The decrease in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense recorded in the prior year.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses for our domestic and foreign subsidiaries.

            Net Loss for Shares of Common Stock.  Net loss for shares of common stock decreased during the twenty-six weeks ended October 2, 2003 to a loss of $42,000 from a loss of $18,303,000 in the prior period. Basic and diluted loss per share of common stock were $.00 compared to a loss of $.50 in the prior period.  Preferred Stock dividends of 9,685 shares of Preferred Stock valued at $17,453,000 were recorded during the current period.  Preferred Stock dividends of 9,057 shares of Preferred Stock valued at $14,647,000 were recorded during the prior period.

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

            Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $57,556,000 and $46,147,000 during the twenty-six weeks ended October 2, 2003 and September 26, 2002, respectively.  The increase in operating cash flows during fiscal year 2004 is primarily due to decreased cash charges related to special compensation expense.  We had working capital as of October 2, 2003 and April 3, 2003 of $58,392,000 and $24,462,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $313,000,000 and $363,000,000 available on our credit facility to meet these obligations as of October 2, 2003 and April 3, 2003, respectively.

            We continue to expand our North American and international theatre circuits. During fiscal 2004, we opened 2 theatres with 34 screens and closed 8 theatres with 59 screens resulting in a circuit total of 233 theatres and 3,499 screens as of October 2, 2003.

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

            Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable.  During the twenty-six weeks ended September 26, 2002, we purchased certain leased furniture, fixtures and equipment for $7,052,000.  Subsequent to October 2, 2003, we purchased certain leased furniture, fixtures and equipment at five Canadian theatres for $16,745,000.

             As of October 2, 2003, we had construction in progress of $34,935,000.  We had 6 theatres in the U.S. with a total of 100 screens under construction and one unopened theatre in the United Kingdom with 12 screens as of October 2, 2003. During the twenty-six weeks ended October 2, 2003 and September 26, 2002, we incurred cash outflows for investing activities of $50,424,000 and $84,420,000, respectively.  Cash outflows for investing activities include capital expenditures of $43,274,000 and $44,959,000 during the twenty-six weeks ended October 2, 2003 and September 26, 2002, respectively, and proceeds from sale/leasebacks of $21,771,000 during the twenty-six weeks ended September 26, 2002.  We expect that our capital expenditures in fiscal 2004 will be approximately $110,000,000 and our proceeds from sale/leasebacks will be approximately $60,000,000.

            Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 3, 2003 for certain information about our credit facility and our notes due 2009, notes due 2011 and notes due 2012 and our Preferred Stock.

            The total commitment under our credit facility is $325 million, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). The lender's commitments under the credit facility will be reduced by $50 million on December 31, 2003.  The credit facility terminates during the first quarter of fiscal 2005.  We are in the process of soliciting proposals to replace the credit facility.  The total commitment will most likely be reduced from current levels and our objective is to maintain the current covenant structure.  As of October 2, 2003, we had no outstanding borrowings under the credit facility and borrowing capacity under the credit facility of approximately $313 million.  As of October 2, 2003, we were in compliance with all financial covenants relating to the credit facility, the notes due 2009, the notes due 2011 and the notes due 2012.

            The indentures relating to the notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indentures for the notes due 2009 and 2011) and after giving effect thereto on a pro forma basis (under each of the indentures). Under the indenture relating to the notes due 2009, the most restrictive of the indentures, we could borrow approximately $438 million as of October 2, 2003 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $75 million of new “permitted indebtedness” under the terms of the indenture relating to the notes due 2009, the most restrictive of the indentures.

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

            In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as temporary equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150.  At its October 29, 2003 meeting, the FASB decided to defer the provisions of SFAS No. 150 as they apply to mandatorily redeemable non-controlling interests.  Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 will be addressed in the next phase of the project.  Adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

            In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply.  This interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.  This interpretation applies immediately to variable interest entities that are created, or for which control is obtained after, January 31, 2003.  In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired before January 31, 2003.  This deferral is to allow time for certain implementation issues to be addressed.  The deferral revised the effective date for consolidation of these entities to our third quarter of fiscal 2004.  Adoption of FIN 46 is currently not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.  We do not hold any significant derivative financial instruments.

            Market risk on variable-rate financial instruments.  As of October 2, 2003 we had a $325,000,000 credit facility, which permits borrowings at interest rates based on either the bank’s base rate or LIBOR.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates.  Because we had no borrowings on our credit facility on October 2, 2003, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

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

            Foreign currency exchange rates. We currently operate theatres in Canada, China (Hong Kong), Japan, France, Portugal, Spain, Sweden and the United Kingdom.  As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss.  Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis.  As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase.  Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations.  A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and total comprehensive earnings during the twenty-six weeks ended October 2, 2003 by approximately $1,311,000 and $14,536,000, respectively.

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

              (b)  Changes in internal controls.

                   There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

            Reference is made to Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 3, 2003 for information on certain litigation to which we are a party.

            One of the cases referred to in our Annual Report on Form 10-K is United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (U.S.D.C.C.D California, No. 99-01034 FMC (SHx).  As reported in our 10-K, on November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case.  When we filed a request for interlocutory appeal, the trial court denied our request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc., in which the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons.  On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court.   However, the Ninth Circuit has stayed its decision in the case against us pending Regal's petition for certiorari to the United States Supreme Court.

            Another case referred to was Rob Todd v. AMC Entertainment International, Inc. et. al. (U.S.D.C.S.D. Texas, Case No. H-02-1944). On August 6, 2003 the court entered summary judgment in favor of the Company and the other defendants.  The court's decision remains subject to appeal and has not become final.

            Another case referred to was American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al.  (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al.  (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania).  During the thirteen weeks ended October 2, 2003 we received a settlement payment of $400,000 related to one theatre from various parties in connection with this matter.

            We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on September 18, 2003.

(b)  At the meeting, the following matters were voted upon by the stockholders:

            (i)        The election of Directors for the upcoming year.

           (ii)        A proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending
                       April 1, 2004.

           (iii)        A proposal to approve the 2003 AMC Entertainment Inc. Long-Term Incentive Plan.

        The Board of Directors of the Company is composed of eight (8) members.  Three (3) of the directors are elected by the holders of Common Stock and Class B Stock voting together, with each share of Common Stock having one vote per share and each share of Class B Stock having ten votes per share.  Two (2) of the directors are elected by the holders of Common Stock, voting as a class, with each share of Common Stock having one vote per share.  Three (3) of the directors are elected by the holders of Series A Preferred Stock who are Apollo Purchasers, as defined in that certain Investment Agreement dated April 19, 2001 among the Company, the Apollo Purchasers and certain other parties, voting as a single class, with each share having one vote per share.

        The following nominees were voted upon and elected by the holders of the Company's Class B Stock, Common Stock and eligible Preferred Stock as of the record date, as noted below:

Common Stock & Class B Stock	Common Stock	Series A Preferred Stock
Peter C. Brown	Paul E. Vardeman	Leon D. Black
Charles J. Egan, Jr.	Michael N. Garin	Marc J. Rowan
Charles S. Sosland		Laurence M. Berg

        In the election of directors by the holders of Common Stock and Class B Stock voting together, the total votes were as follows: there were 59,009,641 (30,515,970 Class B Stock and 28,493,671 Common Stock) votes “for” Peter C. Brown and 2,849,881 votes “withheld”, there were 57,769,505 (30,515,970 Class B Stock and 27,253,535 Common Stock) votes “for” Charles J. Egan, Jr. and 4,090,017 votes “withheld”, and there were 59,128,913 (30,515,970 Class B Stock and 28,612,943 Common Stock) votes “for” Charles S. Sosland and 2,730,609 votes “withheld”.

        In the election of directors by the holders of Common Stock, there were 27,299,801 votes "for" Paul E. Vardeman and 4,043,751 votes "withheld" and 28,612,633 votes "for" Michael N. Garin and 2,730,919 votes "withheld".

        All of the shares of Series A Preferred Stock held by the Apollo Purchasers were voted for the Series A Preferred Stock nominees shown above.

        The total votes cast concerning the ratification of the appointment of PricewaterhouseCoopers LLP were as follows: 62,082,584 (29,170,250 Common Stock, 30,515,970 Class B Stock and 2,396,364 shares of Common Stock on an “as converted” basis) voted "for", 2,167,981 voted "against" and 5,321 “abstentions”.

        The total votes cast concerning the proposal regarding the approval of the 2003 AMC Entertainment Inc. Long-Term Incentive Plan were as follows: 47,843,644 (14,931,310 Common Stock, 30,515,970 Class B Stock and 2,396,364 shares of Common Stock on an “as converted” basis) voted "for", 8,552,281 voted "against", 25,726 “abstentions” and 7,834,235 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBIT INDEX

EXHIBIT

NUMBER         DESCRIPTION

3.1(a)

Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001) (Incorporated by Reference from Exhibit 3.1 to the Company's Form 8‑K (File No. 1‑8747) filed February 15, 2002).

3.1(b)

Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (Restated for filing purposes in accordance with Rule 102(c) of Regulation S-T) (Incorporated by reference from Exhibit 3.1(b) to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).

3.2	Bylaws of AMC Entertainment Inc. (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q (File No. 1-8747) dated July 3, 2003).
4.1(a)

Restated and Amended Credit Agreement dated as of April 10, 1997, among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent, and Bank of America National Trust and Savings Association, as Documentation Agent, and Various Financial Institutions, as Lenders, together with the following exhibits thereto: significant subsidiary guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement (Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S‑4 (File No. 333‑25755) filed April 24, 1997).

4.1(b)

Second Amendment, dated January 16, 1998, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by Reference from Exhibit 4.2 to the Company’s Form 10‑Q (File No. 1‑8747) for the quarter ended January 1, 1998).

4.1(c)

Third Amendment, dated March 15, 1999, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by reference from Exhibit 4 to the Company’s Form 8‑K (File No. 1‑8747) dated March 25, 1999).

4.1(d)

Fourth Amendment, dated March 29, 2000, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(d) to the Company’s Form 10‑K (File No. 1‑8747) for the year ended March 30, 2000).

4.1(e)

Fifth Amendment, dated April 10, 2001, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(e) to the Company’s Form 8‑K (File No. 1‑8747) dated May 7, 2001).

4.2(a)

Indenture dated March 19, 1997, respecting AMC Entertainment Inc.’s 9 ½% senior subordinated notes due 2009 (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8‑K (File No. 1‑8747) dated March 19, 1997).

4.2(b)

First Supplemental Indenture respecting AMC Entertainment Inc.’s 9 ½% senior subordinated notes due 2009 (Incorporated by reference from Exhibit 4.4(b) to Amendment No. 2. to the Company’s Registration Statement on Form S‑4 (File No. 333‑29155) filed August 4, 1997).

4.2(c)

Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.’s 9 ½% senior subordinated notes due 2009. (Incorporated by reference from Exhibit 4.2(c) to the Company’s Form 10‑Q (File No. 1‑ 8747) for the quarter ended September 28, 2000).

4.3(a)

Indenture, dated January 27, 1999, respecting AMC Entertainment Inc.’s 9 ½% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3 to the Company’s Form 10‑Q (File No. 1‑8747) for the quarter ended December 31, 1998).

4.3(b)

First Supplemental Indenture dated March 29, 2002 respecting AMC Entertainment Inc.’s 9 ½ % senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4 to Form 8‑K (File No. 1‑8747) dated April 10, 2002).

4.3(c)

Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.’s 9 ½% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3(a) to the Company’s Form 10‑Q (File No. 1‑ 8747) for the quarter ended September 28, 2000).

4.4

Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.’s 9 ½% senior subordinated notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company’s Form 10‑Q (File No. 1‑8747) for the quarter ended December 31, 1998).

4.5

Indenture, dated January 16, 2002, respecting AMC Entertainment Inc.’s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S‑3 (File No. 333‑75208) filed on January 25, 2002).

4.6

Registration Rights Agreement, dated January 16, 2002, respecting AMC Entertainment Inc.’s 9 7/8% Senior Subordinated Notes (incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company’s Registration Statement on Form S‑3 (File No. 333‑75208) filed on January 25, 2002).

4.7	In accordance with Item 601(b)(4)(iii)(A) of Regulation S‑K, certain instruments respecting long‑term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
*10.1	First Amended and Restated American Multi-Cinema, Inc. Retirement Enhancement Plan effective July 31, 2003.
*10.2	2003 AMC Entertainment Inc. Long-Term Incentive Plan.
*10.3	Description of 2004 Grants under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*          Filed herewith

(b)        Reports on Form 8-K

                        On October 23, 2003, we filed a Form 8-K reporting under Item 9. the date of our second quarter earnings conference call and webcast for fiscal 2004.

                        On October 29, 2003, we filed a Form 8-K reporting under Item 9. and Item 12. a press release announcing second quarter operating results for fiscal 2004.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.

Date: November 5, 2003	/s/ Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

Date: November 5, 2003	/s/ Craig R. Ramsey
Executive Vice President and
Chief Financial Officer