Form 10-Q
period 2004-01-01
AMC ENTERTAINMENT INC
filed 2004-02-05
CIK 722077

3: AMC - 3rd QTR - Fiscal 04 - 10Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                       (Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended January 1, 2004

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

                                                                                                                                                    Yes     x         No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                                                                                                                                    Yes     x         No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of January 1, 2004
Common Stock, 66 2/3 ¢ par value	33,810,870
Class B Stock, 66 2/3 ¢ par value	3,051,597

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except per share data)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2004	2002	2004	2002
	(Unaudited)		(Unaudited)
Revenues
Admissions	$ 321,783	$290,756	$ 942,799	$ 905,457
Concessions	119,776	109,585	356,159	355,322
Other theatre	14,839	13,403	39,821	36,579
NCN and other	15,204	16,836	41,319	43,284
Total revenues	471,602	430,580	1,380,098	1,340,642
Expenses
Film exhibition costs	170,727	157,788	510,675	500,811
Concession costs	13,138	12,370	39,948	41,828
Theatre operating expense	104,795	105,782	316,488	326,040
Rent	78,640	74,708	234,904	221,730
NCN and other	12,803	14,017	35,511	38,369
General and administrative expense:
Stock-based compensation	533	504	1,702	1,516
Other	16,511	10,554	39,914	51,981
Preopening expense	1,734	1,630	3,165	2,878
Theatre and other closure expense	2,078	4,066	3,812	5,296
Depreciation and amortization	32,405	31,830	89,619	93,239
Loss (gain) on disposition of assets	(525)	390	(2,481)	(1,032)
Total costs and expenses	432,839	413,639	1,273,257	1,282,656
Interest expense
Corporate borrowings	16,253	14,905	48,182	48,263
Capital and financing lease obligations	2,512	3,215	8,022	8,645
Investment income	(461)	(738)	(1,723)	(2,523)
Total other expense	18,304	17,382	54,481	54,385
Earnings (loss) from continuing operations before income taxes	20,459	(441)	52,360	3,601
Income tax provision (benefit)	8,000	(1,900)	21,900	5,200
Earnings (loss) from continuing operations	12,459	1,459	30,460	(1,599)
Loss from discontinued operations, net of income tax benefit	(741)	(128)	(1,331)	(726)
Net earnings (loss)	$ 11,718	$ 1,331	$ 29,129	$ (2,325)
Preferred dividends	11,074	6,250	28,527	20,897
Net earnings (loss) for common shares	$ 644	$ (4,919)	$ 602	$ (23,222)
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$ .04	$ (.13)	$ .05	$ (.62)
Loss from discontinued operations	$ (.02)	$ (.01)	$ (.03)	$ (.02)
Earnings (loss) per share	$ .02	$ (.14)	$ .02	$ (.64)
Average shares outstanding:
Basic	36,822	36,302	36,666	36,294
Diluted	36,997	36,302	36,857	36,294

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 1,	April 3,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$ 310,772	$ 244,412
Receivables, net of allowance for doubtful accounts of $1,790
as of January 1, 2004 and $1,581 as of April 3, 2003	48,576	27,545
Other current assets	66,045	50,732
Total current assets	425,393	322,689

Property, net	871,250	856,463
Intangible assets, net	25,263	30,050
Goodwill	68,484	60,698
Deferred income taxes	148,703	171,152
Other long-term assets	52,461	50,646

Total assets	$1,591,554	$1,491,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 146,301	$ 116,269
Accrued expenses and other liabilities	137,864	112,217
Deferred revenues and income	75,472	67,176
Current maturities of capital and financing lease obligations	2,579	2,565
Total current liabilities	362,216	298,227

Corporate borrowings	668,932	668,661
Capital and financing lease obligations	59,941	56,536
Other long-term liabilities	167,247	176,370
Total liabilities	1,258,336	1,199,794

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 294,513 shares issued and outstanding as of January 1, 2004 and 280,107 shares issued and outstanding as of April 3, 2003 (aggregate liquidation preference of $299,477 as of January 1, 2004 and $284,828 as of April 3, 2003)	196	187
Common Stock, 66 2/3¢ par value; 33,888,753 shares issued as of January 1, 2004
and 33,286,173 shares issued as of April 3, 2003	22,592	22,191
Convertible Class B Stock, 66 2/3¢ par value; 3,051,597 shares
issued and outstanding as of January 1, 2004 and April 3, 2003	2,035	2,035
Additional paid-in capital	469,274	464,663
Accumulated other comprehensive loss	(1,178)	(8,773)
Accumulated deficit	(158,688)	(187,817)
Common Stock in treasury, at cost, 77,883 shares as of
January 1, 2004 and 35,387 shares as of April 3, 2003	(1,013)	(582)

Total stockholders’ equity	333,218	291,904

Total liabilities and stockholders’ equity	$1,591,554	$1,491,698

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Thirty-nine Weeks Ended
January 1,		December 26,
2004		2002
(Unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$ 29,129	$ (2,325)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	89,619	93,239
Non-cash portion of special and stock-based compensation	1,702	12,054
Non-cash portion of pension and post-retirement expense	4,679	2,615
Deferred income taxes	16,090	2,900
Gain on disposition of assets	(2,481)	(1,032)
Loss on sale - discontinued operations	5,591	-
Change in assets and liabilities, net of effects from acquisition of GC Companies, Inc. and Megastar Cinemas, L.L.C.:
Receivables	(15,663)	(13,349)
Other current assets	(15,219)	(1,449)
Accounts payable	35,818	3,292
Accrued expenses and other current liabilities	32,630	18,298
Other, net	3,594	(370)
Net cash provided by operating activities	185,489	113,873

Cash flows from investing activities:
Capital expenditures	(72,636)	(76,057)
Proceeds from sale/leasebacks	-	43,665
Construction project costs:
Reimbursable by landlord	-	(33,386)
Reimbursed by landlord	-	11,352
Acquisition of MegaStar Cinemas L.L.C., net of cash acquired	(13,049)	-
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	-	(47,409)
Additional costs related to Gulf States acquisition	-	(738)
Purchase of leased furniture, fixtures and equipment	(15,812)	(7,052)
Payment on disposal - discontinued operations	(5,252)	-
Proceeds from disposition of long-term assets	1,946	4,877
Other, net	(9,105)	(1,189)

Net cash used in investing activities	(113,908)	(105,937)

Cash flows from financing activities:
Construction project costs reimbursed by landlord	-	17,855
Principal payments under capital and financing lease obligations	(1,937)	(1,934)
Change in cash overdrafts	(495)	(1,640)
Change in construction payables	(5,291)	(1,099)
Proceeds from exercise of stock options	3,888	-
Treasury stock purchases and other	(440)	(336)
Net cash provided by (used in) financing activities	(4,275)	12,846
Effect of exchange rate changes on cash and equivalents	(946)	950

Net increase in cash and equivalents	66,360	21,732

Cash and equivalents at beginning of period	244,412	219,432

Cash and equivalents at end of period	$ 310,772	$ 241,164

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Thirty-nine Weeks Ended
	January 1,	December 26,
2004		2002
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $2,423 and $2,933)	$ 41,428	$ 41,829
Income taxes paid (refunded)	11,430	(9,858)

Schedule of non-cash investing and financing activities:
Preferred dividends	$ 28,527	$ 20,897

            See Note 2 - Acquisitions for information about the non-cash components of the acquisition of MegaStar Cinemas, L.L.C.

The following is a summary of the allocation of the purchase price as of December 26, 2002 to the assets and liabilities of GC Companies, Inc. based on management’s estimates of fair value:

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

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2004
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

            AMC Entertainment Inc. ("AMCE") is a holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, AMC Entertainment International, Inc. (“AMCEI”) and National Cinema Network, Inc. ("NCN") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom. The Company's North American theatrical exhibition business is conducted through AMC and AMCEI.  The Company's International theatrical exhibition business is conducted through AMCEI.  The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly owned subsidiary, NCN.

            The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 2003.  In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations.  Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended January 1, 2004 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 1, 2004.

            The April 3, 2003 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

            Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

NOTE 2 - ACQUISITIONS

            On December 18, 2003, the Company acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. (“MegaStar”) for an estimated cash purchase price of $14,950,000.  In connection with the acquisition, the Company assumed leases on three theatres with 48 screens in Minneapolis and Atlanta.  All three of the theatres feature stadium seating and have been built since 2000.  The seller may elect for up to 180 days to have the Company purchase the assets and assume the lease with respect to one additional theatre in Springfield, Massachusetts, subject to certain inspections by the Company.  Should the seller elect to exercise its option, the estimated total purchase price would decline by $1 million.  As of January 1, 2004, $1,861,000 of the estimated total purchase price was unpaid.  The results of operations are included in the Consolidated Statements of Operations from December 18, 2003.  The following is a summary of the preliminary allocation of the purchase price to the assets acquired from MegaStar based on management estimates of fair value which could change depending on the results of an independent third party valuation study that is currently being performed:

(In thousands)
Cash and equivalents	$ 40
Current assets	94
Property	6,946
Other long-term assets	84
Goodwill	7,786
Total purchase price	$ 14,950

            Amounts recorded for goodwill are not subject to amortization, were recorded at the Company’s North American theatrical exhibition operating segment (the reporting unit) and are expected to be deductible for tax purposes.

NOTE 3 - DISCONTINUED OPERATIONS

          On December 4, 2003, the Company sold its only theatre in Sweden and incurred a loss on sale of $5,591,000 which included a $5,252,000 payment to the purchaser to release the Company from future lease obligations related to the theatre.  The Company opened its theatre in Sweden during fiscal 2001 and since that time the Company has incurred pre-tax losses of $17,210,000, including a $4,668,000 impairment charge in fiscal 2002 and a $5,591,000 loss on sale in fiscal 2004.

          The operations and cash flows of the Sweden theatre have been eliminated from the Company’s ongoing operations as a result of the disposal transaction and the Company does not have any significant continuing involvement in the operations of the Sweden theatre after the disposal transaction.  The results of operations of the Sweden theatre have been classified as discontinued operations, and information presented for all periods reflects the new classification.  The operations of the Sweden theatre were previously reported in the Company’s International operating segment.  Components of amounts reflected as loss from discontinued operations in the Company’s Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
(In thousands)	2004	2002	2004	2002
Revenues
Admissions	$ 1,171	$ 1,361	$ 3,378	$ 3,361
Concessions	326	399	949	978
Other theatre	98	80	198	163
Total revenues	1,595	1,840	4,525	4,502
Expense
Film exhibition costs	590	670	1,698	1,705
Concession costs	120	118	321	307
Theatre operating expense	447	619	1,572	1,945
Rent	150	654	1,678	1,744
General and administrative expense - other	26	-	54	12
Depreciation and amortization	12	6	42	14
Loss on disposition of assets	5,591	-	5,591	-
Total costs and expenses	6,936	2,067	10,956	5,727
Investment income	-	(1)	-	(1)
Loss before income taxes	(5,341)	(228)	(6,431)	(1,226)
Income tax benefit	(4,600)	(100)	(5,100)	(500)
Loss from discontinued operations	$ (741)	$ (128)	$ (1,331)	$ (726)

Table of Contents Amounts for the Sweden theatre included in the Company’s Consolidated Balance Sheets are presented in the following table:
Balance sheet data:
	January 1,	April 3,
(In thousands)	2004	2003
Current assets	$ 1,480	$ 661
Property, net	-	54
Current liabilities	(1,810)	(1,078)

NOTE 4 - EARNINGS (LOSS) PER COMMON SHARE

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

            The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2004	2002	2004	2002

Numerator:
Earnings (loss) from continuing operations	$ 12,459	$ 1,459	$ 30,460	$ (1,599)
Dividends on Series A Preferred	11,074	6,250	28,527	20,897
Earnings (loss) for common shares from continuing operations	$ 1,385	$ (4,791)	$ 1,933	$ (22,496)
Denominator:
Average common shares outstanding	36,822	36,302	36,666	36,294
Series A Preferred	-	-	-	-
Shares for basic earnings per common share	36,822	36,302	36,666	36,294
Stock options	116	-	122	-
Stock awards	59	-	69	-
Deferred stock units	-	-	-	-
Shares for diluted earnings per common share	36,997	36,302	36,857	36,294
Earnings (loss) per common share from continuing operations	$ .04	$ (.13)	$ .05	$ (.62)
Further dilution from applying the "two-class" method	-	-	-	-
Basic earnings (loss) per common share from continuing operations	$ .04	$ (.13)	$ .05	$ (.62)
Diluted earnings (loss) per common share from continuing operations	$ .04	$ (.13)	$ .05	$ (.62)

      During the thirteen weeks ended January 1, 2004 and December 26, 2002, shares of Common Stock of 41,153,105 and 38,526,294, respectively, and $11,074,000 and $6,250,000, respectively, of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted earnings (loss) per common share from continuing operations because they were anti-dilutive.  During the thirty-nine weeks ended January 1, 2004 and December 26, 2002, shares of Common Stock of 40,472,231 and 37,868,141, respectively, and dividends from the assumed conversion of Series A Preferred of $28,527,000 and $20,897,000, respectively, were excluded from the computation of diluted earnings (loss) per common share from continuing operations because they were anti-dilutive.

         During the thirteen weeks ended December 26, 2002, incremental shares from stock awards and options to purchase common shares of 344,521 were excluded from the computation of diluted loss per common share from continuing operations because they were anti-dilutive.  During the thirty-nine weeks ended December 26, 2002, incremental shares from stock awards and options to purchase common shares of 456,950 were excluded from the computation of diluted loss per common share from continuing operations because they were anti-dilutive.

         During the thirteen and thirty-nine weeks ended January 1, 2004, contingently issuable deferred stock units of 66,936 and 52,062, respectively, were excluded from the computation of diluted loss per common share because the conditions for issuance had not been met at the end of the period.

NOTE 5 - COMPREHENSIVE EARNINGS

            The components of comprehensive earnings are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,
	2004	2002	2004	2002

Net earnings (loss)	$ 11,718	$ 1,331	$ 29,129	$ (2,325)
Foreign currency translation adjustment	4,273	2,097	7,141	8,294
Decrease (increase) unrealized loss on marketable equity securities	145	(833)	454	(833)
Total comprehensive earnings	$ 16,136	$ 2,595	$ 36,724	$ 5,136

NOTE 6 - STOCKHOLDERS' EQUITY

During the thirty-nine weeks ended January 1, 2004, the Company issued 602,580 shares of Common Stock for employee stock option exercises and vested stock awards.  During the thirty-nine weeks ended January 1, 2004, the Company acquired 42,268 shares of Common Stock for $431,000 from certain employees related to payment of taxes on stock awards and 228 shares as a result of the acquisition of GC Companies, Inc.

During the thirteen weeks ended January 1, 2004, the Company recorded dividends of 4,964 shares of Series A Preferred valued at $11,074,000.  During the thirty-nine weeks ended January 1, 2004, the Company recorded dividends of 14,649 shares of Series A Preferred valued at $28,527,000.

Stock-based Compensation

During the second quarter of fiscal 2004 the Company’s Shareholders approved and the Company adopted the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (the “2003 LTIP”).  The 2003 LTIP provides for five basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of restricted stock awards, (iii) grants of deferred stock units, (iv) grants of deferred cash awards and (v) performance grants which may be settled in stock options, shares of common stock, restricted stock, deferred stock units, deferred cash awards, or cash, or any combination thereof.  The number of shares of Common Stock which may be sold or granted under the plan may not exceed 6,500,000 shares.  The 2003 LTIP provides that the option exercise price for stock options may not be less than the fair market value of stock at the date of grant, options may not be repriced and unexercised options expire no later than ten years after date of grant.  No options have been issued under the 2003 LTIP as of January 1, 2004.

On September 18, 2003, the Board of Directors made performance grants with award opportunities having an aggregate value of $10,124,000.  These grants are subject to the satisfaction of performance measures during fiscal 2004 and/or the exercise of discretion by the Compensation Committee of the Board of Directors.  Performance grants will be settled with up to $1,657,000 in deferred cash awards and the balance (up to $8,467,000) in deferred stock units, which will entitle the holder to one share of Common Stock for each deferred stock unit at the end of a deferral period.  The number of deferred stock units issuable in connection with these performance grants will be based on the average closing prices of the Company’s common stock over the ten trading days ending on the last day of the fiscal year.  Assuming such average price is $15.21, the closing stock price on January 1, 2004, up to 556,674 deferred stock units could be issuable with respect to fiscal 2004 if all performance measures are met and all discretionary awards are made.  The deferred stock units will be subject to three-year vesting and deferral periods which will run concurrently.  Participants may elect to further defer receipt for specified periods after the end of the initial three year deferral period.  Expenses related to the awards will be recognized over the service period in fiscal 2004.  The Company currently expects that certain of the performance measures for fiscal 2004 will be met and the related discretionary awards will be made.

The Company has recorded $1,103,000 and $225,000 in accrued expenses and other liabilities related to grants of deferred stock units and deferred cash awards, respectively, under the 2003 LTIP as of January 1, 2004.

The Company accounts for the stock options, restricted stock awards and deferred stock units under plans that it sponsors following  the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees and related interpretations.  Stock-based employee compensation expense related to restricted stock awards and deferred stock units of $533,000 and $504,000 was reflected in net earnings (loss) for the thirteen weeks ended January 1, 2004 and December 26, 2002, respectively.  Stock-based employee compensation expense related to restricted stock awards and deferred stock units for the 1999 Plan and the 2003 LTIP of $1,702,000 and $1,516,000 was reflected in net earnings (loss) for the thirty-nine weeks ended January 1, 2004 and December 26, 2002, respectively.  No stock-based employee compensation expense for stock options was reflected in net earnings (loss) for those periods, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per common share as if the fair value method had been applied to all stock awards and outstanding and unvested options in each period:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1,	December 26,	January 1,	December 26,

(In thousands, except per share data)

	2004	2002	2004	2002
Net earnings (loss):
As reported	$ 11,718	$ 1,331	$ 29,129	$ (2,325)
Add: Stock-based compensation expense included in reported net earnings (loss), net of related tax effects	320	302	1,021	910
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(462)	(764)	(1,572)	(2,201)
Pro forma	$ 11,576	$ 869	$ 28,578	$ (3,616)
Net earnings (loss) per common share (basic and diluted):
As reported	$ .02	$ (.14)	$ .02	$ (.64)
Pro forma	$ .01	$ (.15)	$ -	$ (.68)

NOTE 7 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

            A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	January 1,	December 26,
	2004	2002
Beginning Balance	$ 22,499	$ 24,140
Theatre and other closure expense	3,812	5,296
Interest expense	2,048	2,729
Transfer of deferred rent and capital lease obligations	5,426	758
General and administrative expense	50	61
Payments	(9,359)	(6,475)
Ending Balance	$ 24,476	$ 26,509

            Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

NOTE 8 - INCOME TAXES

The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

		Thirty-nine Weeks Ended
	January 1, 2004	December 26, 2002
Federal statutory rate	35.0%	35.0%
Executive compensation	-	116.5
Valuation allowance	1.4	3.1
State income taxes, net of federal tax benefit	3.7	22.9
Deductible portion of GC purchase price	-	(40.3)
Other, net	1.7	7.2
Effective tax rate	41.8%	144.4%

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

NOTE 9 - OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
January 1, 2004		December 26, 2002	January 1, 2004	December 26, 2002
Revenues
North American theatrical exhibition	$423,763	$390,500	$1,249,450	$1,226,231
International theatrical exhibition	32,635	23,244	89,329	71,127
NCN and other	15,204	16,836	41,319	43,284
Total revenues	$471,602	$430,580	$1,380,098	$1,340,642
Segment Adjusted EBITDA
North American theatrical exhibition	$ 88,082	$ 64,739	$ 235,174	$ 211,824
International theatrical exhibition	1,016	(1,643)	1,590	(4,875)
NCN and other	2,401	2,819	5,808	4,915
Segment Adjusted EBITDA	$ 91,499	$ 65,915	$ 242,572	$ 211,864

A reconciliation of earnings (loss) from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
January 1, 2004		December 26, 2002	January 1, 2004	December 26, 2002
Earnings (loss) from continuing operations before income taxes	$20,459	$ (441)	$ 52,360	$ 3,601
Plus:
Interest expense	18,765	18,120	56,204	56,908
Depreciation and amortization	32,405	31,830	89,619	93,239
Preopening expense	1,734	1,630	3,165	2,878
Theatre and other closure expense	2,078	4,066	3,812	5,296
Loss (gain) on disposition of assets	(525)	390	(2,481)	(1,032)
Investment income	(461)	(738)	(1,723)	(2,523)
General and administrative expense (unallocated): Stock-based compensation	533	504	1,702	1,516
Other (1)	16,511	10,554	39,914	51,981
Segment Adjusted EBITDA	$91,499	$65,915	$242,572	$211,864

(1)  The thirty-nine weeks ended December 26, 2002 include $19,250,000 of special compensation expense.

      Information about the Company's land, buildings and improvements, leasehold improvements and furniture fixtures and equipment, intangibles and goodwill by operating segment is as follows (in thousands):

	January 1, 2004	December 26, 2002
Long-term Assets
North American theatrical exhibition	$1,475,223	$1,409,462
International theatrical exhibition	148,420	128,369
NCN and other	29,280	15,477
Total segment property	1,652,923	1,553,308
Construction in progress	13,141	57,068
Corporate	53,219	46,704
	1,719,283	1,657,080
Less accumulated depreciation and amortization	(754,286)	(651,970)
Long-term assets, net	$ 964,997	$1,005,110

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

            On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. In its non-line of sight decision, the trial court concluded that the Company had violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA.

            On December 5, 2003 a consent order and final judgment on non-line of sight issues was entered by the United States District Court for the Central District of California.  The consent order and final judgment resolves matters regarding the non-line of sight aspects of the case.  Under the terms of the consent order and final judgment, the Company agreed to remedy certain violations at twelve of its stadium-style theatres surveyed by the Department.  Additionally, the Company agreed to survey and make required betterments for its patrons with disabilities at 101 stadium-style theatres across the country and at certain theatres the Company may open or acquire in the future.  The Company estimates that the cost of these betterments will be $21 million, which are expected to be incurred over the term of the consent order of five years.  The estimate is based on deviations at the twelve theatres surveyed by the Department.  The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

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

            The Company is the plaintiff in a case against various construction contractors (American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors Ltd., et al.; Case No 00CV84908, Circuit Court of Platte County, Missouri and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al.; Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania).  The Company seeks to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres.  During the thirty-nine weeks ended January 1, 2004 the Company received settlement payments of $925,000 related to two theatres from various parties in connection with this matter.

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS

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

            In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as temporary equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150.  On November 5, 2003, the FASB deferred the provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests.  Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 may be addressed in Phase 2 of the FASB’s Liabilities and Equity project.  Adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

            In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply.  This interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's (“VIE”) assets and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE’s assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements.  This interpretation applies immediately to VIE’s that are created, or for which control is obtained after, January 31, 2003.

            In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements.  Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation.  Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003.  Application by public entities, other than business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004.

            The Company does not have interests in structures commonly referred to as SPEs.  The Company will apply FIN 46R beginning with its fourth fiscal quarter of 2004.  Adoption of FIN 46R is currently not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

            In December 2003, the FASB published a revision to SFAS No. 132 Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106.  SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted.  SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003.  The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003.

Adoption of SFAS No. 132R is not expected to have a material impact on the Company’s consolidated financing position, results of operations or cash flows.

            On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP No. 106-1”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Currently, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs.  However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor’s ability to evaluate the direct effects of the new law and the ancillary effects on plan participants’ behavior and healthcare costs.  Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved.  The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company’s results of operations, financial position and financial statement disclosure.  Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require the Company to change previously reported information.

NOTE 12 - RELATED PARTY TRANSACTIONS

                On December 23, 2003 the Company’s Board of Directors approved payment by the Company of legal fees in the amount of $590,000 and reimbursement of other out-of-pocket expenses in the amount of $170,000 on behalf of the initial purchasers of Preferred Stock.  On November 18, 2003 and December 23, 2003 the Company’s Board of Directors approved payment by the Company of legal fees in the amount of $190,000 on behalf of the Company’s Class B Stockholder.   The costs were incurred in connection with the consideration of a possible business combination between the Company and Loews Cineplex Entertainment Corporation.

            On January 22, 2004 the Company announced that its previously announced discussions with Loews Cineplex Entertainment Corporation relating to a possible business combination have been terminated.

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

Overview

            We are one of the world's leading theatrical exhibition companies. As of January 1, 2004, we operated 235 theatres with a total of 3,563 screens, with 93%, or 3,325, of our screens in North America, and 7%, or 238, of our screens in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom.

            We are organized as a holding company. Our principal directly owned subsidiaries are American Multi‑Cinema, Inc., AMC Entertainment International, Inc. (“AMCEI”) and National Cinema Network, Inc. (“NCN”). We conduct our North American theatrical exhibition business through AMC and its subsidiaries and AMCEI. We are developing theatres outside the United States through AMCEI and its subsidiaries. We engage in advertising services through NCN.

           For financial reporting purposes we have three segments, North American theatrical exhibition, International theatrical exhibition and NCN and other.

            Our North American and International theatrical exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift certificates and theatre tickets and arcade games located in theatre lobbies.

            Box office admissions are our largest source of revenue.  We predominantly license “first-run” motion pictures from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses.  Licenses that we enter into typically state that rental fees are based on either firm terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run.  Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, with the percentages declining over the term of the run.  The settlement process allows for negotiation based upon how a film actually performs.

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

            During fiscal 2003, films licensed from ten distributors accounted for approximately 94% of our North American admissions revenues.  Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s motion pictures in any given year.

            During the period from 1990 to 2002, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America.  During 2002, 449 first-run motion pictures were released by distributors in the United States.

            We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales.  We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers.  From 1995 through January 1, 2004, we added 110 theatres with 2,325 new screens, acquired 80 theatres with 786 screens and disposed of 187 theatres with 1,178 screens.  As of January 1, 2004, approximately 72%, or 2,579, of our screens were located in megaplex theatres.

Operating Results

Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s North American and International theatrical exhibition operations and NCN and other businesses.  Reference is made to Note 9 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
January 1, 2004		December 26, 2002	% Change	January 1, 2004	December 26, 2002	% Change
	(Dollars in thousands)			(Dollars in thousands)

Revenues

North American theatrical exhibition
Admissions	$296,795	$272,983	8.7%	$ 873,734	$849,983	2.8%
Concessions	113,403	104,877	8.1	339,219	341,295	(0.6)
Other theatre	13,565	12,640	7.3	36,497	34,953	4.4
	423,763	390,500	8.5	1,249,450	1,226,231	1.9
International theatrical exhibition
Admissions	24,988	17,773	40.6	69,065	55,474	24.5
Concessions	6,373	4,708	35.4	16,940	14,027	20.8
Other theatre	1,274	763	67.0	3,324	1,626	*
	32,635	23,244	40.4	89,329	71,127	25.6
NCN and other	15,204	16,836	(9.7)	41,319	43,284	(4.5)
Total revenues	$471,602	$430,580	9.5%	$1,380,098	$1,340,642	2.9%
Cost of Operations
North American theatrical exhibition
Film exhibition costs	$157,190	$ 148,736	5.7%	$ 473,728	$ 471,951	0.4%
Concession costs	11,750	11,091	5.9	36,192	37,821	(4.3)
Theatre operating expense	97,147	98,973	(1.8)	295,141	306,349	(3.7)
Rent	69,594	66,961	3.9	209,215	198,286	5.5
Preopening expense	1,354	1,393	(2.8)	2,471	2,360	4.7
Theatre and other closure expense	2,072	337	*	3,466	1,567	*
	339,107	327,491	3.5	1,020,213	1,018,334	0.2
International theatrical exhibition
Film exhibition costs	13,537	9,052	49.5	36,947	28,860	28.0
Concession costs	1,388	1,279	8.5	3,756	4,007	(6.3)
Theatre operating expense	7,648	6,809	12.3	21,347	19,691	8.4
Rent	9,046	7,747	16.8	25,689	23,444	9.6
Preopening expense	380	237	60.3	694	518	34.0
Theatre and other closure expense	-	3,729	*	-	3,729	*
	31,999	28,853	10.9	88,433	80,249	10.2
NCN and other	12,803	14,017	(8.7)	35,511	38,369	(7.4)
Theatre and other closure expense (NCN and other)	6	-	-	346	-	-
General and administrative expense:
Stock-based compensation	533	504	5.8	1,702	1,516	12.3
Other	16,511	10,554	56.4	39,914	51,981	(23.2)
Depreciation and amortization	32,405	31,830	1.8	89,619	93,239	(3.9)
Loss (gain) on disposition of assets	(525)	390	*	(2,481)	(1,032)	*
Total costs and expenses	$432,839	$413,639	4.6%	$1,273,257	$1,282,656	(0.7)%

        *Percentage change in excess of 100%.

Thirteen Weeks Ended January 1, 2004 and December 26, 2002

            Revenues.  Total revenues increased 9.5%, or $41,022,000, during the thirteen weeks ended January 1, 2004 compared to the thirteen weeks ended December 26, 2002.

            North American theatrical exhibition revenues increased 8.5%. Admissions revenues increased 8.7% due to a 6.7% increase in attendance and a 1.9% increase in average ticket price.  Attendance increased primarily due to a difference in fiscal quarter ending dates, which included Christmas and New Year’s holiday weeks in the current period and only the Christmas holiday week in the prior period.  Additionally, we experienced an increase in attendance due to new theatres, partially offset by a decrease in attendance due to theatre closures.  We opened 5 theatres with 84 screens, acquired three theatres with 48 screens and closed 18 theatres with 127 screens since December 26, 2002.  Attendance at comparable theatres (theatres opened before the third quarter of fiscal 2003) increased by 5.0%.  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 8.1% due to the increase in attendance and a 1.3% increase in average concessions per patron related to an increase in units sold per patron.

         International theatrical exhibition revenues increased 40.4%. Admissions revenues increased 40.6% due to a 19.7% increase in average ticket price and a 17.5% increase in attendance.  Attendance at comparable theatres increased 12.7%, primarily in Japan due to popularity of film product.  We opened one theatre with 12 screens in the United Kingdom since December 26, 2002.  Concession revenues increased 35.4% due to a 15.3% increase in concessions per patron resulting in part from a local currency price increase, and the increase in total attendance.  International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated earnings from continuing operations.

            Revenues from NCN and other decreased 9.7% due to a decrease in advertising revenues resulting from a reduction in screens served by NCN.  This resulted from an initiative to improve profitability by eliminating marginally profitable contracts with certain theatre circuits.

           Costs and expenses.  Total costs and expenses increased 4.6%, or $19,200,000, during the thirteen weeks ended January 1, 2004 compared to the thirteen weeks ended December 26, 2002.

            North American theatrical exhibition costs and expenses increased 3.5%. Film exhibition costs increased 5.7% due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.0% in the current period as compared with 54.5% in the prior period due to improved film rental terms.  Concession costs increased 5.9% due to the increase in concessions revenues, partially offset by a decrease in concessions costs as a percentage of concession revenues.  As a percentage of concessions revenues, concession costs were 10.4% in the current period compared with 10.6% in the prior period. As a percentage of revenues, theatre operating expense was 22.9% in the current period as compared to 25.3% in the prior period due primarily to declines in variable and fixed operating expenses which resulted from our strategic initiative to reduce theatre operating expenses.  Rent expense increased 3.9% due to the opening and acquisition of new theatres since December 26, 2002. During the thirteen weeks ended January 1, 2004, we recognized $2,072,000 of theatre and other closure expense related primarily to accruals of future rentals on three theatres with 20 screens closed during the current period.  During the thirteen weeks ended December 26, 2002, we recognized $337,000 of theatre and other closure expense related primarily to the closure of one theatre with seven screens.

            International theatrical exhibition costs and expenses increased 10.9%. Film exhibition costs increased 49.5% due to the increase in admission revenues and an increase in the percentage of admissions paid to film distributors.  As a percentage of admissions revenues, film exhibition costs were 54.2% in the current period as compared with 50.9% in the prior period.  Concession costs increased 8.5% due to the increase in concession revenues, partially offset by decreases related to improvement in cost control under vendor agreements.  Theatre operating expense increased 12.3% and rent expense increased 16.8%.  We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.     International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated earnings from continuing operations.

            Costs and expenses from NCN and other decreased 8.7% due primarily to the reduction of overhead costs associated with the integration of NCN’s administrative functions into our home office location.

            General and Administrative Expense:

                        Stock-based Compensation. Stock-based compensation increased 5.8%, or $29,000, during the thirteen weeks ended January 1, 2004 compared to the thirteen weeks ended December 26, 2002.  The increase is primarily due to $380,000 of expense related to deferred stock units granted during the year under the 2003 LTIP, partially offset by decreased expense following the vesting of certain restricted stock awards during the first quarter of fiscal 2004.

                        Other.  Other general and administrative expense increased 56.4%, or $5,957,000, primarily due to the recognition of $4,290,000 of professional and consulting expenses directly related to a possible business combination with Loews Cineplex Entertainment Corporation which was terminated  and increased pension expense.

            Depreciation and Amortization.  Depreciation and amortization increased 1.8%, or $575,000, due primarily to depreciation at new theatres and depreciation at comparable theatres where the economic lives of certain assets were revised to reflect management’s best estimate of their economic lives, partially offset by decreased amortization of intangible assets at comparable theatres where certain assets became fully amortized.

            Loss (Gain) on Disposition of Assets.  Disposition of assets and other gains increased from a loss in the prior period of $390,000 to a gain of $525,000 in the current period.  The current period includes a $525,000 settlement received related to various fireproofing claims at one theatre (see Part II Item 1. Legal Proceedings).  Prior period results include losses on the sale of certain real estate held for investment.

            Interest Expense.  Interest expense increased 3.6%, or $645,000.

            Income Tax Provision (Benefit).  The provision for income taxes from continuing operations was $8,000,000 in the current period compared to a benefit of $1,900,000 in the prior period. The effective tax rate was 39.1% for the current period compared to 430.8% for the previous period. The decrease in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense recorded in the prior year.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses from continuing operations and pre-tax earnings or losses from our domestic and foreign subsidiaries.

            Loss From Discontinued Operations, Net.  On December 4, 2003 we sold one theatre in Sweden with 18 screens and incurred a loss on sale of $5,591,000.  The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification.  See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

            Net Earnings (Loss) for Shares of Common Stock.  Net earnings (loss) for shares of common stock increased during the thirteen weeks ended January 1, 2004 to earnings of $644,000 from a loss of $4,919,000 in the prior period.  Basic and diluted earnings from continuing operations per share of common stock were $.04 compared to a loss of $.13 in the prior period.  Basic and diluted earnings per share of common stock were $.02 compared to a loss of $.14 in the prior period.  Preferred Stock dividends of 4,964 shares of Preferred Stock valued at $11,074,000 were recorded during the current period.  Preferred Stock dividends of 4,644 shares of Preferred Stock valued at $6,250,000 were recorded during the prior period.

Thirty-nine Weeks Ended January 1, 2004 and December 26, 2002

            Revenues.  Total revenues increased 2.9%, or $39,456,000, during the thirty-nine weeks ended January 1, 2004 compared to the thirty-nine weeks ended December 26, 2002.

            North American theatrical exhibition revenues increased 1.9%. Admissions revenues increased 2.8% due to a 6.5% increase in average ticket price partially offset by a 3.5% decrease in attendance.  Attendance decreased primarily due to a 4.5% decrease in attendance at comparable theatres (theatres opened on or before March 29, 2002) related to overall popularity and mix of film product and a decrease due to theatre closures, partially offset by an increase in attendance at new theatres and a difference in the period ending dates which included Christmas and New Year’s holiday weeks in the current period and only the Christmas holiday week in the prior period.  We closed 18 theatres with 127 screens, opened 5 theatres with 84 screens and acquired three theatres with 48 screens since December 26, 2002.  The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 0.6% due to the decrease in attendance offset by a 3.0% increase in average concessions per patron related to an increase in units sold per patron.

            International theatrical exhibition revenues increased 25.6%. Admissions revenues increased 24.5% due to a 13.8% increase in average ticket price and a 9.4% increase in attendance.  Attendance at comparable theatres increased 1.7%, primarily in Japan due to popularity of film product during the second and third quarters of the current fiscal year, partially offset by decreased attendance at Portugal due to a decline in the popularity of local language film product.  We opened one theatre with 12 screens in the United Kingdom since December 26, 2002.  Concession revenues increased 20.8% due to a 10.4% increase in concessions per patron resulting in part from a local currency price increase, and the increase in total attendance.  International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated earnings from continuing operations.

            Revenues from NCN and other decreased 4.5% due to a decrease in advertising revenues resulting from a reduction in screens served by NCN. This resulted from an initiative to improve profitability by eliminating marginally profitable contracts with certain theatre circuits.

            Costs and expenses.  Total costs and expenses decreased 0.7%, or $9,399,000, during the thirty-nine weeks ended January 1, 2004 compared to the thirty-nine weeks ended December 26, 2002.

      North American theatrical exhibition costs and expenses increased 0.2%. Film exhibition costs increased 0.4% due to the increased admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current period as compared with 55.5% in the prior period.  Film exhibition costs for the thirty-nine weeks ended December 26, 2002 were impacted by Star Wars Episode II: Attack of the Clones and Spider-man, films whose audience appeal led to higher than normal film rental terms during the period.  Concession costs decreased 4.3% due to the decrease in concessions revenues and a decrease in concessions costs as a percentage of concession revenues.  As a percentage of concessions revenues, concession costs were 10.7% in the current period compared with 11.1% in the prior period. As a percentage of revenues, theatre operating expense was 23.6% in the current period as compared to 25.0% in the prior period.  Rent expense increased 5.5% due to the opening of new theatres since December 26, 2002. During the thirty-nine weeks ended January 1, 2004, we recognized $3,466,000 of theatre and other closure expense related primarily to a payment to a landlord to terminate a lease on a theatre closed during the current period and due to accruals for future minimum rentals on three theatres with 20 screens closed during the current period.  During the thirty-nine weeks ended December 26, 2002, we recognized $1,567,000 of theatre and other closure expense related primarily to the closure of seven theatres with 48 screens.

            International theatrical exhibition costs and expenses increased 10.2%. Film exhibition costs increased 28.0% due to the increase in admissions revenues and the increase in the percentage of admissions paid to film distributors.  As a percentage of admissions revenues, film exhibition costs were 53.5% in the current period as  compared with 52.0% in the prior period.  Concession costs decreased 6.3% due to improvement in cost control under vendor agreements, partially offset by the increase in concession revenues. Theatre operating expense increased 8.4% and rent expense increased 9.6%.  We continually monitor the performance of our international theatres, and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.  International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated earnings from continuing operations.

            Costs and expenses from NCN and other decreased 7.4% due primarily to the reduction of overhead costs associated with the integration of NCN’s administrative functions into our home office location.

               General and Administrative Expense:

                        Stock-based Compensation.Stock-based compensation increased 12.3%, or $186,000, during the thirty-nine weeks ended January 1, 2004 compared to the thirty-nine weeks ended December 26, 2002.  The increase is primarily due to $1,103,000 of expense related to deferred stock units granted during the year under the 2003 LTIP, partially offset by decreased expense following the vesting of certain restricted stock awards during the first quarter of fiscal 2004.  We currently expect to recognize additional expense of $956,000 over the service period in fiscal 2004 related to deferred stock units based on our expectation that certain of the specific performance measures for fiscal 2004 will be met and the discretionary awards will be made by the Compensation Committee of our Board of Directors.  We currently do not expect to meet certain other specific performance measures for fiscal 2004 related to $6.2 million of deferred stock units granted during the year under the 2003 LTIP and as a result have not recorded any related expense during fiscal 2004.

            Other.  Other general and administrative expense decreased 23.2%, or $12,067,000, due primarily to decreased special compensation expense of $19,250,000 partially offset by increased professional and consulting expenses of $5,344,000 directly related to a possible business combination that was terminated and increased pension expense.  We currently expect to recognize additional expense of $195,000 over the service period in fiscal 2004 related to deferred cash awards based on our expectation that certain of the specific performance measures for fiscal 2004 will be met and the discretionary awards will be made.  We currently do not expect to meet certain other specific performance measures for fiscal 2004 related to $1.3 million of deferred cash awards granted during the year under the 2003 LTIP and as a result have not recorded any related expense during fiscal 2004.

      Impairment of Long-lived Assets.  We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of assets may not be fully recoverable.  We review internal management reports on a quarterly basis as well as monitor current and potential future competition in film markets for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets.  We evaluate our theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment.  Because the Christmas and New Years holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are typically available during the fourth quarter of each fiscal year, are an integral part of our annual budgeting and impairment analysis.  As a result of this analysis, we have recorded impairment charges on our theatre assets in each of our last eight fiscal years.  Thus, it is possible that we will record an impairment charge in the fourth quarter of this fiscal year.

            Depreciation and Amortization.  Depreciation and amortization decreased 3.9%, or $3,620,000, due primarily to decreases at comparable theatres where certain assets became fully depreciated, partially offset by increased depreciation at new theatres.

            Loss (Gain) on Disposition of Assets.  Loss (gain) on disposition of assets increased from a gain of $1,032,000 in the prior period to a gain of $2,481,000 in the current period.  The current period includes a $1,556,000 gain on the disposition of one theatre and settlements of $925,000 received related to various fireproofing claims at two theatres (See Part II Item 1. Legal Proceedings).  Prior period results include gains on the sale of certain real estate held for investment.

            Interest Expense.  Interest expense decreased 1.2%, or $704,000.

            Income Tax Provision.  The provision for income taxes from continuing operations was $21,900,000 in the current period compared to $5,200,000 in the prior period. The effective tax rate was 41.8% for the current period compared to 144.4% for the previous period. The decrease in effective rate was primarily due to $19,250,000 of non-deductible special compensation expense recorded in the prior year.  We adjust our expected annual tax rate on a quarterly basis based on current projections of non-deductible expenses and pre-tax earnings or losses from our domestic and foreign subsidiaries.

            Loss From Discontinued Operations, Net.  On December 4, 2003 we sold one theatre in Sweden with 18 screens and incurred a loss on sale of $5,591,000.  The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification.  See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

            Net Earnings (Loss) for Shares of Common Stock.  Net earnings for shares of common stock increased during the thirty-nine weeks ended January 1, 2004 to earnings of $602,000 from a loss of $23,222,000 in the prior period. Basic and diluted earnings from continuing operations per share of common stock were $.05 compared to a loss of $.62 in the prior period.  Basic and diluted earnings per share of common stock were $.02 compared to a loss of $.64 in the prior period.  Preferred Stock dividends of 14,649 shares of Preferred Stock valued at $28,527,000 were recorded during the current period. Preferred Stock dividends of 13,701 shares of Preferred Stock valued at $20,897,000 were recorded during the prior period.

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

            Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $185,489,000 and $113,873,000 during the thirty-nine weeks ended January 1, 2004 and December 26, 2002, respectively.  The increase in operating cash flows during fiscal year 2004 is primarily due to increases in net earnings and timing of payments related to accounts payable.  We had working capital as of January 1, 2004 and April 3, 2003 of $63,177,000 and $24,462,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $263,000,000 and $363,000,000 available on our credit facility to meet these obligations as of January 1, 2004 and April 3, 2003, respectively.

            We continue to expand our North American and international theatre circuits. During fiscal 2004, we opened six theatres with 96 screens, acquired three theatres with 48 screens, closed 12 theatres with 87 screens and sold one theatre with 18 screens resulting in a circuit total of 235 theatres and 3,563 screens as of January 1, 2004.

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

            Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable.  During the thirty-nine weeks ended January 1, 2004 we purchased certain leased furniture, fixtures and equipment at five Canadian theatres for $15,812,000.  During the thirty-nine weeks ended December 26, 2002, we purchased certain leased furniture, fixtures and equipment for $7,052,000.

            On December 18, 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. (“MegaStar”) for an estimated cash purchase price of $14,950,000.  In connection with the acquisition, we assumed leases on three theatres with 48 screens in Minneapolis and Atlanta.  All three of the theatres feature stadium seating and have been built since 2000.  The seller may elect for up to 180 days to have us purchase the assets and assume the lease with respect to one additional theatre in Springfield, Massachusetts, subject to certain inspections by us.  Should the seller elect to exercise its option, the estimated total purchase price would decline by $1 million.  As of January 1, 2004, $1,861,000 of the estimated total purchase price was unpaid.

             As of January 1, 2004, we had construction in progress of $13,141,000.  We had 3 theatres in the U.S. with a total of 32 screens under construction as of January 1, 2004.  During the thirty-nine weeks ended January 1, 2004 and December 26, 2002, we incurred cash outflows for investing activities of $113,908,000 and $105,937,000, respectively.  Cash outflows for investing activities include capital expenditures of $72,636,000 and $76,057,000 during the thirty-nine weeks ended January 1, 2004 and December 26, 2002, respectively, and proceeds from sale/leasebacks of $43,665,000 during the thirty-nine weeks ended December 26, 2002.  We expect that our gross capital expenditures in fiscal 2004 will be approximately $105,000,000 and our proceeds from sale/leasebacks will be approximately $64,000,000.

            Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 3, 2003 for certain information about our credit facility and our notes due 2009, notes due 2011 and notes due 2012 and our Preferred Stock.

            The total commitment under our credit facility is $275 million, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). The credit facility terminates April 10, 2004.  We are in the process of soliciting proposals to replace the credit facility.  The total commitment will most likely be reduced from current levels and our objective is to maintain the current covenant structure.  As of January 1, 2004, we had no outstanding borrowings under the credit facility and borrowing capacity under the credit facility of approximately $263 million.   As of January 1, 2004, we were in compliance with all financial covenants relating to the credit facility, the notes due 2009, the notes due 2011 and the notes due 2012.

            The indentures relating to the notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indentures for the notes due 2009 and 2011) and after giving effect thereto on a pro forma basis (under each of the indentures). Under the indenture relating to the notes due 2009, the most restrictive of the indentures, we could borrow approximately $519 million as of January 1, 2004 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $75 million of new “permitted indebtedness” under the terms of the indenture relating to the notes due 2009, the most restrictive of the indentures.

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

           We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes. As a result of the termination of our consideration of a possible business combination with Loews Cineplex Entertainment Corporation, we are considering other options with respect to the utilization of cash and equivalents in excess of our anticipated operating needs.  Such options might include, but are not limited to, repayment of corporate borrowings, purchase of our Common Stock or payments of dividends on our common stock.

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

            In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as temporary equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150.  On November 5, 2003 the FASB deferred the provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests.  Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 may be addressed in Phase 2 of the FASB’s Liabilities and Equity project.  Adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

            In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.  This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply.  This interpretation focuses on financial interests that indicate control.  It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets (“VIE”) and activities are the best evidence of control.  Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE’s assets and liabilities.  Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements.  If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary.  The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements.  This interpretation applies immediately to VIE’s that are created, or for which control is obtained after, January 31, 2003.

            In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements.  Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation.  Otherwise, application of Interpretation 46R (“FIN 46R”) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities (“SPEs”) for periods ending after December 15, 2003.  Application by public entities, other than business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004.

            We do not have interests in structures commonly referred to as SPEs.  We will apply FIN 46R beginning with our fourth fiscal quarter of 2004.  Adoption of FIN 46R is currently not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

            In December 2003, the FASB published a revision to SFAS No. 132 Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FABS Statements No. 87, 88 and 106.  SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.  The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132R are adopted.  SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003.  The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003.  Adoption of SFAS No. 132R is not expected to have a material impact on our consolidated financing position, results of operations or cash flows.

            On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP No. 106-1”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Currently, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs.  However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor’s ability to evaluate the direct effects of the new law and the ancillary effects on plan participants’ behavior and healthcare costs.  Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our results of operations, financial position and financial statement disclosure.  Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require us to change previously reported information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.  We do not hold any significant derivative financial instruments.

            Market risk on variable-rate financial instruments.  As of January 1, 2004 we had a $275,000,000 credit facility, which permits borrowings at interest rates based on either the bank’s base rate or LIBOR.  Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates.  Because we had no borrowings on our credit facility on January 1, 2004, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings from continuing operations before income taxes.

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

            Foreign currency exchange rates.We currently operate theatres in Canada, China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom.  As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss.  Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis.  As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase.  Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations.  A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings from continuing operations before income taxes and total comprehensive earnings during the thirty-nine weeks ended January 1, 2004 by approximately $1,853,000 and $15,060,000, respectively.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were adequately designed and operating effectively.

Changes in internal controls.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

            Reference is made to Part I. Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 3, 2003 and to Part II. Item 1. Legal Proceedings in our Quarterly Reports on Form 10-Q for the thirteen weeks ended July 3, 2003 and twenty-six weeks ended October 2, 2003 for information on certain litigation to which we are a party.

      Jose Vargas and Maria Victoria Vargas v. R.K. Butler and EPT DOWNREIT II and American Multi-Cinema, Inc. d/b/a AMC Theatres Studio 30 and Houston Police Department, No. 2003 - 61045 filed in the District Court of Harris County, Texas.  On November 3, 2003, Jose Vargas and Maria Victoria Vargas as beneficiaries of Jose Vargas, Jr. filed a wrongful death action seeking damages related to the death of their minor son.  The case arises from a shooting death that occurred approximately one and a half blocks away from the premises of the AMC Studio 30 in Houston, Texas on October 31, 2003.  The Vargas youth was shot by a Houston Police officer who was working as an off-duty security officer at the AMC Studio 30.  The Vargas youth had been circling the AMC parking lot with friends in an automobile prior to the shooting.  The plaintiffs are seeking unspecified damages on a variety of legal theories.  Discovery has yet to commence in the case.

One of the cases referred to in our Annual Report on Form 10-K is United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (U.S.D.C.C.D California, No. 99-01034 FMC (SHx)).  As reported in our 10-K, on November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case.  When we filed a request for interlocutory appeal, the trial court denied our request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc., in which the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons.  On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision

of the Oregon District Court.   However, the Ninth Circuit has stayed its decision in the case against us pending Regal's petition for certiorari to the United States Supreme Court.

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

            On December 5, 2003 a consent order and final judgment on non-line of sight issues was entered by the United States District Court for the Central District of California.  The consent order and final judgment resolves matters regarding the non-line of sight aspects of the case.  Under the terms of the consent order and final judgment, we have agreed to remedy certain violations at twelve of our stadium-style theatres surveyed by the Department.  Additionally, we have agreed to survey and make required betterments for our patrons with disabilities at 101 stadium-style theatres across the country and at certain theatres we may open or acquire in the future.  We estimate that the cost of these betterments will be $21 million, which are expected to be incurred over the term of the consent order of five years.  The estimate is based on deviations at the twelve theatres surveyed by the Department.  The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

            Another case referred to was Rob Todd v. AMC Entertainment International, Inc. et. al. (U.S.D.C.S.D. Texas, Case No. H-02-1944). On August 6, 2003 the court entered summary judgment in favor of the Company and the other defendants.  The court's decision has become final.

            Another case referred to was Kevin Ball, et al v. AMC Entertainment and Loews Cineplex Entertainment Corp. (Case No. 1:00CV00867, United States District Court for the District of Columbia), is a class action involving only theatres in the District of Columbia area.  The Ball suit seeks to have AMC and Loews install closed-captioning in several screens in several theatres in the D.C. area.  AMC and Loews have each agreed to a settlement that would require the installation of closed-captioning in six theatre screens in the D.C. area.  The Court has granted preliminary approval to the settlement.  After the pending notice and objection period, a fairness hearing will be conducted on April 1, 2004.

            Another case referred to was American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al.  (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al.  (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania).  During the thirty-nine weeks ended January 1, 2004 we received settlement payments of $925,000 related to two theatres from various parties in connection with this matter.

            Another case referred to was Weaver v. AMC Entertainment Inc. (No. 310364, filed March 2000 in Superior Court of California, San Francisco County) and Geller v. AMC Entertainment Inc.   (No. RCV047566, filed May 2000 in Superior Court of California, San Bernardino County).  On January 21, 2004 the court determined the settlement to be fair, reasonable and adequate and entered an order granting final settlement and judgment.

           Another case referred to was(Krajewski et al. v. Laurence M. Berg, et al. (Case No.02-CV-221038) and Lamb v. Laurence M. Berg, et al. (Case No. 02-CV-222236) filed in the Circuit Court of Jackson County, Kansas City, Missouri , and Malone v. Brown et al, (Case No. 20103-NC), filed in the Delaware Chancery Court.  As reported in our Form 10-K, on June 24, 2003 the Jackson County Circuit Court approved the terms of a settlement that had been jointly filed by counsel for the parties in these actions.  The Missouri and Delaware actions have now been dismissed.

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

*10.1

Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg.

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

*          Filed herewith

(b)        Reports on Form 8-K

                        On November 19, 2003, we filed a Form 8-K reporting under Item 5. and Item 7.  a press release announcing we were engaged in preliminary discussions with Loews Cineplex Entertainment Corporation about a possible business combination.

                        On December 9, 2003, we filed a Form 8-K reporting under Item 5. a consent order and final judgment on non-line of sight aspects of United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc.

                        On December 19, 2003, we filed a Form 8-K reporting under Item 5. a press release announcing the executed agreement to acquire the operations of MegaStar Cinemas, L.L.C.

                        On January 23, 2004, we filed a Form 8-K reporting under Item 5. and Item 7. a press release announcing discussions with Loews Cineplex Entertainment Corporation about a possible business combination were terminated.

                       On January 23, 2004, we filed a Form 8-K reporting under Item 7. and Item 9. a press release announcing the fiscal third quarter conference call and webcast.

                       On January 28, 2004, we filed a Form 8-K reporting under Item 7., Item 9. and Item 12 a press release announcing third quarter operating results for fiscal 2004.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.

Date: February 5, 2004	/s/ Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

Date: February 5, 2004	/s/ Craig R. Ramsey
Executive Vice President and
Chief Financial Officer