Form 10-K
period 2004-04-01
AMC ENTERTAINMENT INC
filed 2004-06-23
CIK 722077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2004
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

        The approximate aggregate market value of the registrant's common stock held by non-affiliates as of October 2, 2003 based on the closing sale price on the American Stock Exchange on October 2, 2003 was approximately $454,974,674.

Title of each class of common stock	Number of shares Outstanding as of May 7, 2004
Common Stock, 66 2/3¢ par value	33,811,756
Class B Stock, 66 2/3¢ par value	3,051,597

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our Proxy Statement for use in connection with the 2004 Annual Meeting of Stockholders to be filed are incorporated by reference into Part III of this report, to the extent set forth therein.

AMC ENTERTAINMENT INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 1, 2004

INDEX

Forward Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the cost and availability of films and the performance of films licensed by us; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) the ability to sub-lease vacant retail space; (vii) domestic and international political, social and economic conditions; (viii) demographic changes; (ix) increases in the demand for real estate; (x) changes in real estate, zoning and tax laws; (xi) unforeseen changes in operating requirements; (xii) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations and (xiii) results of significant litigation. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Restatement of Financial Statements

        In connection with the annual audit of our consolidated financial statements, we, with the concurrence of our independent registered public accounting firm, determined that our financial statements for the years ended April 3, 2003 and March 28, 2002 as previously filed needed to be restated for the following items:

        Foreign deferred tax assets:    We had previously recorded valuation allowances against deferred tax assets in foreign jurisdictions when it became clear, based on theatre impairments or other factors, that we would not be profitable in those jurisdictions. We have now determined that full valuation allowances should be recorded against deferred tax assets in all foreign jurisdictions when it is more likely than not that the deferred tax assets will not be realized.

        Accordingly, we have restated our financial statements for the years ended April 3, 2003 and March 28, 2002 and the balance of retained earnings as of March 29, 2001 to reflect additional valuation allowances on foreign deferred tax assets. The effects of such adjustments are summarized as follows:

Cumulative decrease to retained earnings at March 29, 2001	$3.8 million
Increase in income tax provision and net loss for the year ended March 28, 2002	$0.8 million
Increase in income tax provision and net loss for the year ended April 3, 2003	$9.0 million

        Swedish tax benefits recorded in loss from discontinued operations:    In the third quarter of the year ended April 1, 2004, we recorded a $2.5 million U.S. federal income tax benefit generated from a worthless stock deduction relating to our Sweden operations which were sold in that quarter. We subsequently determined that the income tax benefit in the amount of $3.6 million should have been recorded in the year ended March 28, 2002 (the period in which the Sweden investment was restructured and became worthless).

        Additionally, in the year ended March 28, 2002, we recorded a deferred tax asset of $1.5 million for asset impairments in Sweden. We subsequently determined that the deferred tax asset should have been reserved with a full valuation allowance.

        Accordingly, we have restated our financial statements for the year ended March 28, 2002 to record the net effects of such adjustments. The net effects of such adjustments (which are recorded in loss from discontinued operations) are summarized as follows:

Decrease in loss from discontinued operations and net loss for the year ended March 28, 2002	$2.1 million

        Straight-line contingent rentals:    Rent expense for leases with rent escalation clauses are required to be recorded on a straight-line method under certain circumstances. We recently determined that we have one lease that has a clause for contingent rents in which case the contingency was virtually certain to occur. Rent expense for this lease should have been recorded on the straight-line method. Accordingly, we have restated our financial statements for the years ended April 3, 2003 and March 28, 2002 and the balance of retained earnings as of March 29, 2001 to reflect the straight-line method of recording the contingent portion of rent expense for this one lease. The effects of such adjustments are summarized as follows:

Cumulative decrease in retained earnings at March 29, 2001	$0.231 million
Increase in net loss for the year ended March 28, 2002	$0.210 million
Increase in net loss for the year ended April 3, 2003	$0.244 million

Consultation with Securities & Exchange Commission

        On March 24, 2004 we filed a registration statement on Form S-4 (Commission File No. 333-113911) with the Securities and Exchange Commission (the "SEC"), which was amended on May 7, 2004 and incorporates by reference our Annual Report on Form 10-K for the fiscal year ended April 3, 2003 and Form 8-K filed on February 17, 2004. The SEC Staff determined to review the registration statement and our periodic reports filed with the SEC identified above. As a result of the review of the periodic reports, the SEC Staff requested that we classify our Series A Convertible Preferred Stock outside of permanent equity into a temporary equity classification. We are currently engaged in technical discussions with the Office of the Chief Accountant of the SEC regarding the appropriate classification of our outstanding Series A Convertible Preferred Stock.

        In July 2001, the SEC Staff issued an Announcement which was codified as EITF Topic No. D-98. During fiscal 2002, we adopted Topic No. D-98 Classification and Measurement of Redeemable Securities. Topic No. D-98 provides guidance about determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer. At the time of adoption of Topic No. D-98, there was no impact to our consolidated financial position, results of operations or cash flows. Currently, we believe that Topic No. D-98 will not require our outstanding Series A Convertible Preferred Stock to be classified outside of permanent stockholders' equity until such time, if ever, that (i) the holders of our Preferred Stock either (a) are entitled to elect a majority of the board of directors or (b) could convert a portion of their Preferred Stock into a sufficient number of shares of common stock to gain control of the board of directors and (ii) our optional right to redeem the Preferred Stock is unconditional. Such circumstances do not presently exist and we believe should not exist prior to 2006, if ever. This conclusion is currently under discussion with the Staff of the SEC and is subject to change.

        The possible reclassification of our Series A Convertible Preferred Stock outside of permanent stockholders' equity would not, if made, have an impact on previously reported earnings, current earnings or related earnings per share.

        The impact to the financial statements if this reclassification were made, is as follows:

Cumulative decrease to stockholders' equity, March 28, 2002	$259,443,000
Cumulative decrease to stockholders' equity, April 3, 2003	286,594,000
Cumulative decrease to stockholders' equity, April 1, 2004	326,850,000

See note 7 to the consolidated financial statements.

PART I

Item 1. Business.

(a)   General Development of Business

        We are organized as a holding company. Our principal directly owned subsidiaries are American Multi-Cinema, Inc. ("AMC"), AMC Entertainment International, Inc. ("AMCEI") and National Cinema Network, Inc. ("NCN"). We conduct our North American theatrical exhibition business through AMC and its subsidiaries and AMCEI. We are operating theatres outside the United States through AMCEI and its subsidiaries. We engage in advertising services through NCN.

        Our predecessor was founded in Kansas City, Missouri in 1920. We were incorporated under the laws of the state of Delaware on June 13, 1983 and maintain our principal executive offices at 920 Main, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000.

        On March 15, 2002, we acquired the operations and related assets of Gulf States Theatres for a cash purchase price of approximately $45.8 million. The acquisition included five theatres with 68 screens in the New Orleans, Louisiana area. Operating results of the acquired theatres are included in our consolidated statements of operations from March 15, 2002.

        On March 29, 2002, we acquired GC Companies, Inc. ("GC Companies"), pursuant to the plan of reorganization of GC Companies which we sponsored, for a purchase price of approximately $168.9 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date of the plan of reorganization). The acquisition included 66 theatres with 621 screens throughout the United States and a 50% interest in a joint venture that operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay that is accounted for using the equity method. Operating results of the acquired theatres are included in our consolidated statements of operations from March 29, 2002.

        The purchase price for GC Companies includes estimated cash payments of $68.5 million, the issuance of $72.9 million of our 9 1/2% senior subordinated notes due 2011 with a fair value of $71.8 million and the issuance of $35. 2 million of our common stock, or 2.6 million shares based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan of reorganization). See Note 2 to our consolidated financial statements for the fiscal year ended April 1, 2004 for additional information regarding these acquisitions and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information on payments that we might make under the plan of reorganization.

        On December 4, 2003, we sold our only theatre in Sweden and incurred a loss on sale of approximately $5.6 million, which included a payment of approximately $5.3 million to the purchaser. We opened our theatre in Sweden during fiscal 2001, and since that time we have incurred pre-tax losses of approximately $17.2 million, including an impairment charge of approximately $4.7 million in fiscal 2002 and a loss on sale of approximately $5.6 million in fiscal 2004. The operations and cash flows of the Sweden theatre have been eliminated from our ongoing operations as a result of the disposal transaction, and we do not have any significant continuing involvement in the operations of the Sweden theatre. The results of operations of the Sweden theatre have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Sweden theatre were previously reported in our International operations segment.

        On December 19, 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. ("MegaStar") for an estimated cash purchase price of approximately $15.0 million. The acquisition included three theatres with 48 screens in the Minneapolis, Minnesota and Atlanta, Georgia areas. Operating results of the acquired theatres are included in our consolidated statements of operations from December 19, 2003.

(b)   Financial Information about Segments

        For information about our operating segments, see Note 15 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies based on revenues. As of April 1, 2004, we operated 232 theatres with a total of 3,544 screens, with 93%, or 3,306, of our screens in North America, and 7%, or 238, of our screens in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom. For the 52 weeks ended April 1, 2004, we had revenues of $1.8 billion, a net loss of $10.7 million and net cash provided by operating activities of $183.3 million.

        Our North American and International theatrical exhibition revenues are generated primarily from box office admissions and theatre concession sales, which represented approximately 68% and 26%, respectively, of our revenues during the 52 weeks ended April 1, 2004. The balance of our revenues is generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift certificates and theatre tickets and arcade games located in theatre lobbies.

Our Competitive Strengths

        Key characteristics of our business that we believe differentiate us from and give us a competitive advantage over many other theatrical exhibition companies are:

  •
  our modern theatre circuit;

  •
  our highly productive theatres; and

  •
  our broad major market coverage with prime theatre locations.

        Modern Theatre Circuit.    We are an industry leader in the development and operation of megaplex theatres, typically defined as having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe that the megaplex format provides the operator with enhanced revenue opportunities and better asset utilization while creating convenience for patrons by increasing film choice and the number of film starting times. We believe that our introduction of the megaplex in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. From April 1995 through April 1, 2004, we added 111 theatres with 2,343 new screens, acquired 80 theatres with 786 screens and disposed of 191 theatres with 1,215 screens. As of April 1, 2004, approximately 73%, or 2,597, of our screens were located in megaplex theatres. As of April 1, 2004, our average number of screens per theatre was 15.3, which we believe was the highest among the major North America theatre exhibitors and indicative of the extent to which we have developed our theatre circuit, compared with 6.2 (according to the National Association of Theatre Operators) for all North America theatrical exhibition companies.

        Highly Productive Theatres.    Our theatres are generally among the most productive in the markets in which they operate. As measured by AC Nielsen EDI, Inc. ("EDI"), we operated 22 of the top 50 theatres in the United States in terms of box office revenues for the 52 weeks ended April 1, 2004. Our next closest competitor operated nine. Our theatre circuit in North America also produces box office revenues per screen at rates approximately 30% higher than the industry average, as measured by EDI.

        Broad Major Market Coverage with Prime Theatre Locations.    In addition to our asset quality and the high levels of productivity of our theatres, our theatres are generally located in large, urban markets, giving us a breadth of market coverage that places us in most major markets in the United States. We operate in 88% of the Top 25 "Designated Market Areas", or "DMAs" (television market areas as defined by EDI). Our theatres are usually located near or within developments that include retail stores, restaurants and other activities that complement the movie-going experience.

        The following table provides detail with respect to the geographic location of our theatre circuit as of April 1, 2004:

	Total Screens	Total Theatres
North America
California	467	30
Florida	434	30
Texas	399	21
Georgia	165	10
Illinois	157	8
Arizona	148	7
Pennsylvania	129	12
Ohio	107	8
Missouri	103	7
Virginia	100	6
Maryland	89	9
Minnesota	83	7
Massachusetts	78	7
New Jersey	78	7
Colorado	72	4
Louisiana	68	5
Michigan	66	4
New York	58	4
Washington	56	6
Kansas	55	3
North Carolina	46	2
Oklahoma	44	2
Indiana	38	4
South Carolina	28	3
Nebraska	24	1
Kentucky	20	1
Wisconsin	18	1
District of Columbia	16	2

Total United States	3,146	211

Canada	160	7

Total North America	3,306	218

International
China (Hong Kong)	11	1
Japan	79	5
France	14	1
Portugal	20	1
Spain	86	4
United Kingdom	28	2

Total International	*238	*14

Total Theatre Circuit	*3,544	*232

*
Excludes 17 theatres with 160 screens in South America operated through a 50% owned unconsolidated joint venture.

        The following table sets forth information concerning new builds (including expansions), acquisitions and dispositions and end of period theatres and screens operated.

	New Builds		Acquisitions		Dispositions		Total Theatres Operated
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
1996	7	150	–	–	13	61	226	1,719
1997	17	314	–	–	15	76	228	1,957
1998	24	608	–	–	23	123	229	2,442
1999	17	351	3	29	16	87	233	2,735
2000	20	450	–	–	42	279	211	2,906
2001	6	115	–	–	37	250	180	2,771
2002	8	146	5	68	12	86	181	2,899
2003	5	95	*69	*641	16	111	*239	*3,524
2004	7	114	3	48	17	142	*232	*3,544

	111	2,343	80	786	191	1,215

*
Excludes 17 theatres with 160 screens in South America operated through a 50% owned unconsolidated joint venture.

Our Strategy

        Our strategic plan has three principal elements:

  •
  maximizing operating efficiencies by focusing on the fundamentals of our business;

  •
  optimizing our theatre portfolio through selective new builds, acquisitions and disposition of underperforming theatres; and

  •
  enhancing and extending our business and brands and in doing so, growing our ancillary revenues.

        Maximizing Operating Efficiencies.    We believe the fundamentals of our business include maximizing revenues and managing our costs. For example, since fiscal 1999 we have implemented key initiatives in each of these areas, which have resulted in the following:

  •
  theatre revenues per patron increased 11.4% in fiscal 2000, 5.5% in fiscal 2001, 5.6% in fiscal 2002, 7.0% in fiscal 2003 and 5.6% in fiscal 2004, which resulted in a per patron increase of greater than $2.50 over this period; and

  •
  general and administrative expenses: other, declined from 5.1% of revenues in fiscal 1999 to 3.0% in fiscal 2004, the result of centralizing divisional operational structure and reducing staffing above the theatre level by approximately 30%.

        We continue to evaluate opportunities for further revenue and cost savings in these and other areas.

        Optimizing Our Theatre Portfolio.    Asset quality is a function of our selective new build, acquisition and theatre disposition strategies.

        As a recognized leader in the development and operation of megaplex theatres and based upon our financial resources, we believe that we will continue to have attractive new build opportunities presented to us by real estate developers and others. We intend to selectively pursue new build opportunities where the characteristics of the location and the overall market meet our strategic and financial return criteria. As of April 1, 2004, we had three theatres with 44 screens under construction in the United States. Since April 1995, we have added 2,343 screens in high performing state-of-the-art theatres.

        We believe that a major factor that further differentiates us from our competitors and has contributed to our overall theatre portfolio quality has been our proactive efforts to close older, underperforming theatres. Since fiscal 1995, our last fiscal year before the first megaplex theatre opened, we have disposed of 1,215 screens. In order to maintain a modern, high quality theatre circuit, we will continue to evaluate our theatre portfolio and, where appropriate, dispose of theatres through closures, lease terminations, lease buyouts, sales or subleases. We have identified 19 multiplex theatres with 162 screens that we may close over the next one to three years due to expiration of leases or early lease terminations.

        There are approximately 600 theatrical exhibitors in North America, and the top five exhibitors account for approximately 50% of the industry's screens. This statistic is up from 31% in 1999 and evidences that the theatrical exhibition business in North America has been consolidating. We played a key role in this consolidation process in 2002, 2003 and 2004 by acquiring three domestic theatre operators with a total of 757 screens.

        Enhancing and Extending Our Business and Brands.    We believe there are opportunities to increase our core and ancillary revenues and build brand equity through enhancements of our business, new product offerings and strategic marketing. For example:

  •
  we provide on-screen advertising and lobby marketing to over 7,500 screens through our wholly-owned subsidiary, National Cinema Network, Inc., or NCN, one of the nation's leading cinema advertising companies;

  •
  our MovieWatcher® frequent moviegoer loyalty program is the largest program in the industry with over 3.5 million members;

  •
  we are a founding partner and own approximately 27% of MovieTickets.com, an Internet ticketing venture representing over 7,000 screens, including our own;

  •
  we are currently installing into our theatres (approximately 2,500 screens) The Digital Theatre Distribution SystemSM, a digital projection technology developed by NCN that streamlines the delivery of in theatre advertising and is also suitable for alternative content;

  •
  during fiscal 2003, we introduced the AMC Entertainment Card, the first stored value gift card sold circuit wide in our industry. Through several marketing alliances, the card is also sold at over 5,000 retail outlets throughout North America; and

  •
  we recently introduced Clip Gummi Stars™, the industry's first wide-scale, privately labeled candy, in our U.S. theatres. The introduction of Clip Gummi Stars™ is part of our overall brand strategy to extend our powerful name and guest loyalty to other products and programs, both inside and outside our theatres.

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

        North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor generally will allocate its films among the exhibitors in the zone. As of April 1, 2004, approximately 82% of our screens in the United States were located in non-competitive film zones.

        Licenses that we enter into typically state that rental fees are based on either firm terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, with the percentages declining over the term of the run. Firm term film rental fees are generally the greater of (i) 70% of box office admissions, gradually declining to as low as 30% over a period of four to seven weeks versus (ii) a specified percentage (i.e. 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses (commonly known as a 90-10 clause). The settlement process allows for negotiation based upon how a film actually performs. A firm term agreement could result in lower than anticipated film rent percentage if the film outperforms expectations, especially in regards to length of run, and, conversely, there is a downside risk when the film underperforms.

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Paramount Pictures, Universal Pictures, Warner Bros. Distribution, New Line Cinema, SONY Pictures Releasing, Miramax, MGM, Twentieth Century Fox and DreamWorks. Films licensed from these distributors accounted for approximately 92% of our North American admissions revenues during fiscal 2004. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2004, no single distributor accounted for more than 6% of the motion pictures that we licensed or for more than 15% of our box office admissions.

        During the period from 1990 to 2003, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America. During 2003, 459 first-run motion pictures were released by distributors in the United States.

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

        Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency. We design our megaplex theatres to have more concessions capacity to make it easier to serve larger numbers of customers. In addition, our megaplexes generally feature the "pass-through" concept, which enables the concessionist serving patrons to simply sell concessions items instead of also preparing them, thus providing more rapid service to customers. Strategic placement of large concessions stands within theatres heightens their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands.

        We negotiate prices for our concessions products and supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates and marketing incentives.

Theatre Management and Support

        We use a centralized structure for policy development, strategic planning, asset management, marketing, human resources, finance, accounting and information systems. These systems are managed at our corporate office located in Kansas City, Missouri. All U.S. film licensing activity occurs in Woodland Hills, California.

        We staff our theatres with personnel capable of making day-to-day operating decisions. A portion of management's compensation at each theatre is linked to the operating results of that theatre. All theatre level personnel complete formal training programs to maximize both customer service and the efficiency of our operations. Theatre managers receive market-based training within their first 18 months with us which focuses on operations administration, marketing and information systems interpretation.

        Theatre staffing varies depending on the size and configuration of the theatre and levels of attendance. For example, a typical 10-screen movie theatre may have four managers with 50 associates while a megaplex theatre may have eight managers and 125 associates. We are committed to developing the strongest possible management teams and seek college graduates for career management positions.

Employees

        As of April 1, 2004, we had approximately 1,200 full-time and 16,000 part-time employees. Approximately 1.5% of our part-time employees were minors that were paid the minimum wage.

        Fewer than 2% of our domestic employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators (and affiliated local unions). We believe that our relationship with this union is satisfactory.

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

        Moviegoing has demonstrated steady growth, with North American box office revenues increasing by a 6% Compound Annual Growth Rate ("CAGR") over the last 30 years. Since the introduction of the megaplex in 1995, these positive growth trends have become more pronounced, with box office revenues growing by a 7% CAGR from 1995 to 2003. In 2003, industry box office revenues were $9.5 billion, a decrease of less than 1% from the prior year, and attendance was 1.57 billion, a decrease of 4% from the prior year but the second highest attendance level in 44 years.

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

        In 2003, there were approximately 1,300 fewer screens than in 1999, which had the highest number of screens in the past nine years, as many of our competitors closed older multiplexes. As a result, from 1999 to 2003 the industry's screen count decreased by a CAGR of 1% and attendance per screen increased during this period by a CAGR of 1%.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners and Motion Picture Association 2003 MPA Market Statistics.

Calendar Year	Box Office Revenues (In millions)	Attendance (In millions)	Average Ticket Price	Number of Theaters	Indoor Screens
2003	$9,488	1,574	$6.03	5,659	35,139
2002	9,520	1,639	5.80	5,712	35,170
2001	8,413	1,487	5.65	5,813	34,490
2000	7,661	1,421	5.39	6,571	35,597
1999	7,448	1,465	5.06	7,031	36,448
1998	6,949	1,481	4.69	6,894	33,418
1997	6,365	1,388	4.59	6,903	31,050
1996	5,911	1,339	4.42	7,215	28,905
1995	5,493	1,263	4.35	7,151	26,995

        There are approximately 600 companies competing in the North American theatrical exhibition industry, approximately 300 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from the National Association of Theatre Owners 2003-04 Encyclopedia of Exhibition, we believe that the ten largest exhibitors (in terms of number of screens) operated approximately 62% of the indoor screens in 2003.

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

Regulatory Environment

        The distribution of motion pictures is, in large part, regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees resulting from one of those cases, to which we were not a party, have a material impact on the industry and us. Those consent decrees bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis.

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999, the Civil Rights Division of the Department of Justice filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. See "Legal Proceedings" under Part I Item 3. of this Annual Report on Form 10-K.

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

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 15 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. During fiscal 2004, revenues from our theatre operations outside the United States accounted for 9.5% of our total revenues. Our North American operations include megaplexes in Canada as well. There are significant differences between the theatrical exhibition industry in the United States and in these international markets. These include:

  •
  Fluctuating currency values.  For information about our exposure to foreign currency exchange rates, see Quantitative and Qualitative Disclosures About Market Risk under Part II Item 7A. of this Annual Report on Form 10-K.

  •
  Consumer preferences; insufficient foreign language films.  Consumers in international markets may be less inclined to spend their leisure time attending movies than consumers in North America. In addition, there is generally a smaller market for local language films, and the overall supply of these films may not be adequate to generate a sufficient attendance level at our international theatres. As a result of such factors, attendance levels at some of our foreign theatres may not be sufficient to permit us to operate them on a positive cash flow basis.

  •
  Inability to obtain film product.  Because of existing relationships between distributors and other theatre owners, we sometimes have been unable to obtain the films we want for our theatres in certain foreign markets.

        Other risks associated with our foreign operations include:

  •
  unexpected changes in tariffs and other trade barriers;

  •
  changes in foreign government regulations;

  •
  inflation;

  •
  price, wage and exchange controls;

  •
  reduced protection for intellectual property rights in some countries;

  •
  licensing requirements;

  •
  potential adverse tax consequences; and

  •
  uncertain political and economic environments.

        There are also other risks that may limit or disrupt motion picture exhibition and markets, restrict the movement of funds or result in the deprivation of contract rights or the taking of property by nationalization or appropriation without fair compensation. Such differences in industry structure and regulatory and trade practices may adversely affect our ability to expand internationally or to operate at a profit following such expansion.

(e)   Available Information.

        We make available on our web site (www.amctheatres.com) under "Investor Resources—SEC Filings", free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Item 2. Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit as of April 1, 2004:

Property Holding Classification	Total Theatres	Total Screens
Owned	5	48
Leased pursuant to ground leases	12	137
Leased pursuant to building leases	213	3,344
Managed	2	15

Total	232	3,544

        Our theatre leases generally have initial terms ranging from 10 to 25 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre's revenue above a base amount and require us to pay for property taxes, maintenance, insurance and certain other property-related expenses. In some instances our escalating minimum annual rent payments are contingent upon increases in the consumer price index. In some cases, our rights as tenant are subject and subordinate to the mortgage loans of lenders to our lessors, so that if a mortgage were to be foreclosed, we could lose our lease. Historically, this has never occurred.

        We lease our corporate headquarters in Kansas City, Missouri, our film licensing office in Woodland Hills, California (Los Angeles) and our administrative offices in Paris, France and Tokyo, Japan.

        The majority of the concessions, projection, seating and other equipment required for each of our theatres is owned.

Item 3. Legal Proceedings

        Jose Vargas and Maria Victoria Vargas v. R.K. Butler and EPT DOWNREIT II and American Multi-Cinema, Inc. d/b/a AMC Theatres Studio 30 and Houston Police Department (No. 2003 - 61045 filed in the District Court of Harris County, Texas). On November 3, 2003, Jose Vargas and Maria Victoria Vargas as beneficiaries of Jose Vargas, Jr. filed a wrongful death action seeking damages related to the death of their minor son. The case arises from a shooting death that occurred approximately one and a half blocks away from the premises of the AMC Studio 30 in Houston, Texas on October 31, 2003. The Vargas youth was shot by a Houston Police officer who was working as an off-duty security officer at the AMC Studio 30. The Vargas youth had been driving around the AMC parking lot with friends in an automobile prior to the shooting. The plaintiffs are seeking unspecified damages on a variety of legal theories.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999 the Department of Justice (the "Department") filed suit alleging that our stadium-style theatres violate the ADA and related regulations. The Department alleges that we have failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line of sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of our existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. We filed a request for interlocutory appeal on January 23, 2003. The trial court denied our request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court. Regal filed its petition for certiorari to the U.S. Supreme Court on October 27, 2003. The Supreme Court is expected to grant or deny certiorari as early as this summer. The Company's line of sight proceedings are postponed pending Regal's outcome before the Supreme Court.

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

        On December 5, 2003 a consent order and final judgment on non-line of sight issues was entered by the U.S. District Court for the Central District of California. The consent order and final judgment resolves matters regarding the non-line of sight aspects of the case. Under the terms of the consent order and final judgment, we have agreed to remedy certain violations at twelve of our stadium-style theatres surveyed by the Department. Additionally, we have agreed to survey and make similar improvements at 101 stadium-style theatres across the country and at certain theatres we may open or acquire in the future. We estimate that the cost of these betterments will be $21.0 million, which is expected to be incurred over the term of the consent order of five years. The estimate is based on the improvements at the twelve theatres surveyed by the Department. The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

        Kevin Ball, et al. v. AMC Entertainment Inc. and Loews Cineplex Entertainment Corp. (Case No. 1:00CV00867, U.S. District Court for the District of Columbia), was a purported class action lawsuit on behalf of hearing impaired persons that involves theatres only in the District of Columbia area. The Ball suit sought to have AMC install closed-captioning in several screens at several theatres in the D.C. area, which we estimate would cost approximately $96,000 in the aggregate. AMC and Loews have each agreed to a settlement that would require the installation of closed-captioning in six theatre screens in the D.C. area and the payment by each of AMC and Loews of approximately $130,000 for plaintiff's legal fees. The Court approved the settlement on April 30, 2004.

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). We are plaintiffs in these and related suits in which we seek to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres. We currently estimate our claim for repair costs at these theatres will aggregate approximately $36.1 million, of which we have expended approximately $23.4 million through the end of fiscal 2004. The remainder is for projected costs of repairs yet to be performed. We also are seeking additional damages for lost profits, interest and legal and other expenses incurred.

        Certain parties to the Missouri litigation have filed counterclaims against us, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. We currently estimate that our claim against Ammon is for approximately $6.0 million. Based on presently available information, we do not believe such matters will have a material adverse effect on our results of operations, financial condition or liquidity. During the fifty-two weeks ended April 1, 2004 we received settlement payments of $925,000 related to two theatres from various parties in connection with this matter. On May 18, 2004, we received additional settlement payments of $2,310,020 from various parties in connection with this matter.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

        There has been no submission of matters to a vote of security holders during the thirteen weeks ended April 1, 2004.

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

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
First Quarter	$11.44	$9.01	$15.80	$13.07
Second Quarter	13.85	10.00	14.20	7.40
Third Quarter	15.60	13.55	9.93	6.11
Fourth Quarter	16.05	13.90	9.90	7.91

Common Stock

        On May 7, 2004, there were 2,572 stockholders of record of Common Stock and one stockholder of record (the 1992 Durwood, Inc. Voting Trust dated December 12, 1992) of Class B Stock.

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

        We have not declared a dividend on shares of Common Stock or Class B Stock since fiscal 1989. Any payment of cash dividends on Common Stock or Class B Stock in the future will be at the discretion of the

Board and subject to the consent of the initial purchasers of our preferred stock and will also depend upon such factors as compliance with debt covenants, earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board.

Issuer Purchase of Equity Securities

        The following table provides repurchases of the Company's stock by month during fiscal 2004:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 4, 2003 – May 1, 2003	–		–	–		–
May 2, 2003 – June 5, 2003	114	(a)	$13.64	–	(a)	–	(a)
June 6, 2003 – July 3, 2003	–		–	–		–
July 4, 2003 – July 31, 2003	37,396	(b)	10.10	–	(b)	–	(b)
Aug. 1, 2003 – Sept. 4, 2003	277	(a)(b)	6.79	–	(a)(b)	–	(a)(b)
Sept. 5, 2003 – Oct. 2, 2003	4,709	(b)	10.69	–	(b)	–	(b)
Oct. 3, 2003 – Oct. 30, 2003	–		–	–		–
Oct. 31, 2003 – Dec. 4, 2003	–		–	–		–
Dec. 5, 2003 – Jan. 1, 2004	–		–	–		–
Jan. 2, 2004 – Jan. 29, 2004	–		–	–		–
Jan. 30, 2004 – March 4, 2004	–		–	–		–
March 5, 2004 – April 1, 2004	114	(a)	–	–	(a)	–	(a)

	42,610		$10.13	–		–

(a)
Shares received by AMC Entertainment subsidiary, NCN, in satisfaction of debts owed to NCN by General Cinemas as directed by the bankruptcy court.

(b)
Shares sold by participants receiving restricted stock awards under the 1999 Plan who elected to satisfy their tax obligation on vested shares by selling a portion of their vested restricted stock awards to the Company.

Item 6. Selected Financial Data.

        We have restated our consolidated financial statements for foreign deferred tax assets, Swedish tax benefits recorded in loss from discontinued operations and straight-line contingent rentals. See Note 1 to the consolidated financial statements.

        The following summary of selected financial data has been revised to reflect the restatements. See Note 1 to the consolidated financial statements under Restatements, included under Part II Item 8. of this Annual Report on Form 10-K, for a complete discussion of the restatement and the restatement adjustments for fiscal years 2003 and 2002. See note (7) below for a complete discussion of the restatement and the restatement adjustments for fiscal years 2001 and 2000.

	Years Ended(1)
(In thousands, except per share and operating data)	April 1, 2004(5)	April 3, 2003(4)(5) (restated)	March 28, 2002 (restated)	March 29, 2001 (restated)(7)		March 30, 2000 (restated)(7)
Statement of Operations Data:
Revenues
Admissions	$1,219,393	$1,212,204	$898,040	$810,519		$763,083
Concessions	456,990	468,578	358,107	334,072		329,855
Other theatre	53,983	48,600	39,972	27,082		31,257
NCN and other	52,454	55,693	41,768	43,457		43,991

Total revenues	1,782,820	1,785,075	1,337,887	1,215,130		1,168,186

Costs and Expenses
Film exhibition costs	649,380	660,982	485,799	432,075		417,736
Concession costs	51,259	54,912	42,201	43,595		48,095
Theatre operating expense	419,619	438,605	329,298	304,192		293,947
Rent	314,024	300,377	234,769	229,260		198,762
NCN and other	46,847	52,444	45,264	42,610		44,619
General and administrative:
Stock-based compensation	8,727	2,011	442	–		–
Other	53,864	66,093	37,338	32,441		47,407
Preopening expense	3,858	3,227	4,363	3,303		6,795
Theatre and other closure expense	4,068	5,416	2,124	24,169		16,661
Restructuring charge	–	–	–	–		12,000
Depreciation and amortization	124,572	126,994	99,022	105,184		95,974
Impairment of long-lived assets	16,272	19,563	–	68,776		5,897
Disposition of assets and other gains	(2,590)	(1,385)	(1,821)	(664)		(944)

Total costs and expenses	1,689,900	1,729,239	1,278,799	1,284,941		1,186,949
Other expense (income)(6)	13,947	–	3,754	(9,996)		–
Interest expense	77,717	77,800	60,760	77,000		62,703
Investment income	2,861	3,502	2,073	1,728		219

Earnings (loss) from continuing operations before income taxes	4,117	(18,462)	(3,353)	(135,087)		(81,247)
Income tax provision	11,000	10,000	2,700	(46,000)		(29,500)

Loss from continuing operations	(6,883)	(28,462)	(6,053)	(89,087)		(51,747)
Loss from discontinued operations, net of income tax benefit(2)	(3,831)	(1,084)	(4,325)	(1,070)		–
Cumulative effect of accounting changes(3)	–	–	–	(15,760)		(5,840)

Net loss	$(10,714)	$(29,546)	$(10,378)	$(105,917)		$(57,587)

Preferred dividends	40,277	27,165	29,421	–		–

Net loss for shares of common stock	$(50,991)	$(56,711)	$(39,799)	$(105,917)		$(57,587)

Basic and diluted loss per share of common stock:
Loss from continuing operations	$(1.28)	$(1.53)	$(1.50)	$(3.79)		$(2.20)
Loss from discontinued operations(2)	(0.11)	(0.03)	(0.18)	(0.05)		–
Cumulative effect of accounting change(3)	–	–	–	(.67)		(.25)

Net loss per share:	$(1.39)	$(1.56)	$(1.68)	$(4.51	)(2)	$(2.45	)(2)

Pro forma amounts assuming SAB No. 101 accounting change had been in effect in fiscal 2000:
Loss from continuing operations						$(54,115)
Basic and diluted loss per share from continuing operations						(2.31)
Net loss for shares of common stock:						$(72,697)
Basic and diluted net loss per share						(3.10)
Average shares outstanding:
Basic and diluted	36,715	36,296	23,692	23,469		23,469

	Years Ended(1)
(In thousands, except per share and operating data)	April 1, 2004(5)	April 3, 2003(4)(5) (restated)	March 28, 2002 (restated)(7)	March 29, 2001 (restated)(7)	March 30, 2000 (restated)(7)
Balance Sheet Data (at period end):
Cash and equivalents	$333,248	$244,412	$219,432	$34,075	$119,305
Deferred income taxes (long-term)	143,944	160,152	124,915	131,791	77,955
Total assets	1,506,534	1,480,698	1,276,970	1,043,564	1,184,805
Corporate borrowings	686,431	668,661	596,540	694,172	754,105
Other long-term liabilities	182,467	177,555	120,770	116,602	87,125
Capital and financing lease obligations	61,281	59,101	57,056	56,684	68,506
Stockholders' equity (deficit)	280,604	279,719	255,415	(63,076)	54,669
Cash Flow Data:
Net cash provided by operating activities	$183,278	$128,747	$101,091	$43,458	$89,027
Net cash used in investing activities	(69,378)	(137,201)	(144,510)	(91,933)	(198,392)
Net cash provided by (used in) financing activities	(24,613)	33,437	228,879	(35,284)	215,102
Other Data:
Capital expenditures	(95,011)	$(100,932)	$(82,762)	$(101,932)	$(221,231)
Proceeds from sale/leasebacks	63,911	43,665	7,486	682	69,647
Operating Data (at period end):
Screen additions	114	95	146	115	450
Screen acquisitions	48	641	68	–	–
Screen dispositions	142	111	86	250	279
Average screens	3,494	3,498	2,786	2,816	2,754
Attendance (in thousands)	186,989	197,363	158,241	151,075	152,943
Number of screens operated	3,544	3,524	2,899	2,771	2,906
Number of theatres operated	232	239	181	180	211
Screens per theatre	15.3	14.7	16.0	15.4	13.8

(1)
There were no cash dividends declared on common stock during the last five fiscal years.

(2)
Fiscal 2004, 2003, 2002 and 2001 include losses from discontinued operations related to a theatre in Sweden that was sold during fiscal 2004. Fiscal 2004 includes a $3,831 loss from discontinued operations (net of income tax benefit of $2,600) which increased loss per share by $0.11 per share of common stock, fiscal 2003 includes a $1,084 loss from discontinued operations (net of income tax benefit of $700) which increased loss per share by $0.03 per share of common stock, fiscal 2002 includes a $4,325 loss from discontinued operations including a charge for impairment of long-lived assets of $4,668 (net of income tax benefit of $3,600) which increased loss per share by $0.18 per share of common stock and fiscal 2001 includes a $1,070 loss from discontinued operations (net of income tax benefit of $0) which increased loss per share by $0.05 per share of common stock.

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

(4)
Fiscal 2003 includes 53 weeks. All other years have 52 weeks.

(5)
We acquired Gulf States Theatres on March 15, 2002 and GC Companies, Inc. on March 29, 2002, which significantly increased our size. In the Gulf States Theatres acquisition, we acquired 5 theatres with 68 screens in the New Orleans area. In the GC Companies acquisition, we acquired 66 theatres with 621 screens throughout the United States. Accordingly, results of operations for the fiscal years ended April 1, 2004 and April 3, 2003 are not comparable to our results for the prior fiscal years.

(6)
During fiscal 2004, other expense (income) is composed of losses recognized on the redemption of $200,000 of our Senior Subordinated Notes due 2009 and $83,400 of our Senior Subordinated Notes due 2011. During fiscal 2002, other expense (income) is comprised of transaction expenses incurred in connection with the issuance of Preferred Stock. During fiscal 2001 other expense (income) includes non-cash income related to the extinguishment of gift certificate liabilities for multiple years of sales.

(7)
In connection with the annual audit of our consolidated financial statements, we, with the concurrence of our independent registered public accounting firm, determined that our financial statements for the years ended March 29, 2001 and March 30, 2000 as previously filed needed to be restated for the following items:

Foreign deferred tax assets:    We had previously recorded valuation allowances against deferred tax assets in foreign jurisdictions when it became clear, based on theatre impairments or other factors, that we would not be profitable in those jurisdictions. We have now determined that full valuation allowances should be recorded against deferred tax assets in all foreign jurisdictions when it is more likely than not that the deferred tax assets will not be realized.

Accordingly, we have restated our financial statements for the years ended March 29, 2001 and March 30, 2000 and the balance of retained earnings as of April 1, 1999 to reflect additional valuation allowances on foreign deferred tax assets. The effects of such adjustments are summarized as follows:

Cumulative decrease to retained earnings at April 1, 1999	$1,600
Increase in income tax provision and net loss for the year ended March 30, 2000	$2,400
Decrease in income tax provision and net loss for the year ended March 29, 2001	$200

Straight-line contingent rentals:    Rent expense for leases with rent escalation clauses are required to be recorded on a straight-line method under certain circumstances. We recently determined that we have one lease that has a clause for contingent rents in which case the contingency was virtually certain to occur. Rent expense for this lease should have been recorded on the straight-line method. Accordingly, we have restated our financial statements for the years ended March 29, 2001 and March 30, 2000 and the balance of retained earnings as of March 29, 2001 to reflect the straight-line method of recording the contingent portion of rent expense for this one lease. The effects of such adjustments are summarized as follows:

Cumulative decrease in retained earnings at April 1, 1999	$—
Increase in net loss for the year ended March 30, 2000	$—
Increase in net loss for the year ended March 29, 2001	$231

        The restatement adjustments affecting the Statement of Operations Data for fiscal years 2001 and 2000 are set forth in the following table (in thousands):

	Years Ended
	March 29, 2001		March 30, 2000
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations data:
Rent	$228,929	$229,260	$198,762	$198,762
Total costs and expenses	1,284,610	1,284,941	1,186,949	1,186,949
Loss from continuing operations before income taxes	(134,756)	(135,087)	(81,247)	(81,247)
Income tax provision	(45,700)	(46,600)	(31,900)	(29,500)
Loss from continuing operations	(89,056)	(89,087)	(49,347)	(51,747)
Net loss	(105,886)	(105,917)	(55,187)	(57,587)
Net loss for common shares	(105,886)	(105,917)	(55,187)	(57,587)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(3.79)	$(3.79)	$(2.10)	$(2.20)
Loss from discontinued operations	(0.05)	(0.05)	–	–
Cumulative effect of accounting change	(0.67)	(0.67)	(0.25)	(0.25)

Net loss per share	$(4.51)	$(4.51)	$(2.35)	$(2.45)

        The restatement adjustments affecting the Balance Sheet Data for fiscal years 2002, 2001 and 2000 are set forth in the following table (in thousands):

	Years Ended
	March 28, 2002		March 29, 2001		March 30, 2000
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported		As Restated
Balance Sheet Data (at period end)
Deferred income taxes (long-term)	$127,115	$124,915	$135,491	$131,791	$81,955		$77,955
Total assets	1,279,170	1,276,970	1,047,264	1,043,564	1,188,805		1,184,805
Other long-term liabilities	120,029	120,770	116,271	116,602	87,125		87,125
Stockholders' equity (deficit)	258,356	255,415	(59,045)	(63,076)	58,669	*	54,669	*

*
The Stockholders' equity previously reported at March 30, 2000 of $58,669 has been restated to equity of $54,669, which is a decrease of $4,000, to reflect the effect of the restatement adjustments relating to deferred tax asset valuation allowances for the periods prior to fiscal 2001. Such cumulative adjustments also had the corresponding effect of decreasing deferred income taxes (long-term) by $4,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are one of the world's leading theatrical exhibition companies based on revenues. As of April 1, 2004, we operated 232 theatres with a total of 3,544 screens, with 93%, or 3,306, of our screens in North America, and 7%, or 238, of our screens in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom.

        We are organized as a holding company. Our principal directly owned subsidiaries are American Multi-Cinema, Inc., AMC Entertainment International, Inc. ("AMCEI") and National Cinema Network, Inc. ("NCN"). We conduct our North American theatrical exhibition business through AMC and its subsidiaries and AMCEI. We are operating theatres outside the United States through AMCEI and its subsidiaries. We engage in advertising services through NCN.

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

        Fiscal year 2003 includes 53 weeks. Fiscal years 2004 and 2002 include 52 weeks.

        During fiscal 2004, films licensed from our ten largest distributors based on revenues accounted for approximately 92% of our North American admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2003, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America. During 2003, 459 first-run motion pictures were released by distributors in the United States.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through April 1, 2004, we added 111 theatres with 2,343 new screens, acquired 80 theatres with 786 screens and disposed of 191 theatres with 1,215 screens. As of April 1, 2004, approximately 73%, or 2,597, of our screens were located in megaplex theatres.

        We acquired Gulf States Theatres on March 15, 2002 and GC Companies, Inc. on March 29, 2002 (collectively, the "Acquisitions"), which significantly increased our size. In the Gulf States Theatres acquisition, we acquired 5 theatres with 68 screens in the New Orleans area. In the GC Companies acquisition, we acquired 66 theatres with 621 screens throughout the United States. Accordingly, results of operations for the fifty-two/fifty-three weeks ended April 1, 2004 and April 3, 2003, which include a full fifty-two/fifty-three weeks of operations of the businesses we acquired, are not comparable to our results for the fifty-two weeks ended March 28, 2002. For further information about the Acquisitions, see Note 2 to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

        The accounting policies identified below are critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets, including intangibles, which impacts impairment of long-lived assets when we impair assets or accelerate their depreciation; recoverability of goodwill, which creates the potential for write-offs of goodwill; recognition and measurement of current and deferred income tax assets and liabilities, which impact our tax provision; recognition and measurement of our remaining lease obligations to landlords on our closed theatres and other vacant space, which impacts theatre and other closure expense; estimation of self-insurance reserves which impacts theatre operating and general and administrative expenses; recognition and measurement of net periodic benefit costs for our pension and other defined benefit programs, which impacts general and administrative expense; estimation of film settlement terms and measurement of film rental fees which impacts film exhibition costs and estimation of the fair value of assets acquired, liabilities assumed; and consideration paid for acquisitions which impacts the measurement of assets acquired (including goodwill) and liabilities assumed in a business combination. Below, we discuss these policies further, as well as the estimates and judgments involved.

        Impairments.    We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. Because Christmas and New Years holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances independent third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management's expected return on assets during fiscal 2004, 2003 and 2002. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates. We have recorded impairments of long-lived assets of $16.3 million, $19.6 million and $4.7 million during fiscal 2004, 2003 and 2002, respectively. The impairment of long-lived assets recorded in fiscal 2002 is included as a component of discontinued operations.

        Goodwill.    Our recorded goodwill was $71.7 million as of April 1, 2004. We evaluate goodwill for impairment annually during the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. We consider our North American theatrical exhibition operating segment to be the reporting unit for purposes of evaluating our recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by considering the market price of our common stock as well as using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value and the market value of our common stock could be volatile.

        Income taxes.    In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense as well as operating loss carryforwards. We must assess the likelihood that we will be able to recover our deferred tax assets in each domestic and foreign tax jurisdictions in which we operate. If recovery is not more likely than not, we must record a valuation allowance for the deferred tax assets that we estimate are more likely than not unrealizable. In 2004, we determined that full valuation allowances should have been recorded against deferred tax assets in all foreign tax jurisdictions until the related operations became profitable. Accordingly, we restated financial statements for the years ended April 3, 2003 and March 28, 2002 and the balance of retained earnings as of March 29, 2001 to reflect additional valuation allowances on foreign deferred tax assets. As of April 1, 2004, we had recorded approximately $162 million of deferred tax assets (net of valuation allowances of $26.5 million) related to the estimated future tax benefits of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss carryforwards. The recoverability of these deferred income tax assets is dependent upon our ability to generate future taxable income in the relevant taxing jurisdictions. Projections of future taxable income require considerable management judgment about future attendance levels, revenues and expenses. See "Liquidity and Capital Resources- Deferred Tax Assets" for additional information about our income taxes.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Our discount rates range from 6.6% to 21.0%. We have recorded theatre and other closure expense of $4.1 million, $5.4 million and $2.1 million in fiscal 2004, 2003 and 2002, respectively. Accretion expense for exit activities initiated after December 31, 2002 is included as a component of theatre and other closure expense.

        Casualty Insurance.    We are self-insured for general liability up to $400,000 per occurrence and carry a $400,000 deductible limit per occurrence for workers compensation claims. We utilize actuarial projections of our ultimate losses that we will be responsible for paying and as a result there is considerable judgment necessary to determine our casualty insurance reserves. The actuarial method that we use includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of April 1, 2004 and April 3, 2003, we had recorded casualty insurance reserves of $20.5 million and $19.8 million, respectively. We have recorded expense related to general liability and workers compensation claims of $10.6 million, $6.8 million and $10.3 million in fiscal 2004, 2003 and 2002, respectively.

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

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement expense. For our principal pension plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $1 million. For our postretirement plan, a 50 basis point decrease in the discount rate would increase postretirement expense by approximately $186,000. We reduced our discount rate from 6 3/4% to 6 1/4% for fiscal 2005 to reflect market interest rate conditions. We have recorded expenses for our pension and postretirement plans of $6.0 million, $3.5 million and $3.0 million in fiscal 2004, 2003 and 2002, respectively. We expect that our total pension and postretirement expense will increase by approximately $1.2 million from fiscal 2004 to fiscal 2005. Our unrecognized net actuarial loss for pension and postretirement plans was $19.1 million as of April 1, 2004.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. A 50 basis point decrease in the expected return on assets of our qualified defined benefit pension plan would increase pension expense on our principal plans by approximately $200,000 per year. Note 11 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K includes disclosure of our pension plan and postretirement plan assumptions and information about our pension plan assets.

        Film Exhibition Costs.    We predominantly license "first-run" motion pictures on a film-by-film and theatre-by-theatre basis from distributors owned by major film production companies and from independent distributors. We obtain these licenses based on several factors, including number of seats and screens available for a particular picture, revenue potential and the location and condition of our theatres. We pay rental fees on a negotiated basis.

        Licenses that we enter into typically are based on either firm terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, with the percentages declining over the term of the run. The settlement process allows for negotiation based upon how a film actually performs.

        We accrue film exhibition costs based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses entered into with our distributors. Generally, less than one third of our quarterly film exhibition cost is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. However, actual film costs and film costs payable could differ materially from those estimates. For fiscal years 2004, 2003 and 2002 there were no significant changes in our film cost estimation and settlement procedures.

        As of April 1, 2004 and April 3, 2003, we had recorded film payables of $57 million and $49 million, respectively. We have recorded film exhibition costs of $649 million, $661 million and $486 million in fiscal 2004, 2003 and 2002, respectively.

        Acquisitions.    We account for our acquisitions of theatrical exhibition businesses using the purchase method. The purchase method requires that we estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash, common stock, senior subordinated notes and bankruptcy related claims. We have obtained independent third party valuation studies for certain of the assets and liabilities acquired to assist us in determining fair value. The estimation of the fair value of the assets and liabilities acquired including deferred tax assets and liabilities related to such amounts and consideration given involves a number of judgments and estimates that could differ materially from the actual amounts.

        We have consummated acquisitions in fiscal 2004, 2003 and 2002 as discussed in Note 2—Acquisitions to our consolidated financial statements. During fiscal 2002 we acquired the assets of Gulf States Theatres for a cash purchase price of $46 million, during fiscal 2003 we acquired GC Companies pursuant to the plan of reorganization of GC Companies which we sponsored for a purchase price of approximately $169 million including cash payments, issuance of senior subordinated notes and the issuance of shares of our common stock. During fiscal 2004 we acquired the assets of Megastar for a cash purchase price of $15 million.

Consultation with Securities & Exchange Commission

        On March 24, 2004 we filed a registration statement on Form S-4 (Commission File No. 333-113911) with the Securities and Exchange Commission (the "SEC"), which was amended on May 7, 2004 and incorporates by reference our Annual Report on Form 10-K for the fiscal year ended April 3, 2003 and Form 8-K filed on February 17, 2004. The SEC Staff determined to review the registration statement and our periodic reports filed with the SEC identified above. As a result of the review of the periodic reports, the SEC Staff requested that we classify our Series A Convertible Preferred Stock outside of permanent equity into a temporary equity classification. We are currently engaged in technical discussions with the Office of the Chief Accountant of the SEC regarding the appropriate classification of our outstanding Series A Convertible Preferred Stock.

        In July 2001, the SEC Staff issued an Announcement which was codified as EITF Topic No. D-98. During fiscal 2002, we adopted Topic No. D-98 Classification and Measurement of Redeemable Securities. Topic No. D-98 provides guidance about determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer. At the time of adoption of Topic No. D-98, there was no impact to our consolidated financial position, results of operations or cash flows. Currently, we believe that Topic No. D-98 will not require our outstanding Series A Convertible Preferred Stock to be classified outside of permanent stockholders' equity until such time, if ever, that (i) the holders of our Preferred Stock either (a) are entitled to elect a majority of the board of directors or (b) could convert a portion of their Preferred Stock into a sufficient number of shares of common stock to gain control of the board of directors and (ii) our optional right to redeem the Preferred Stock is unconditional. Such circumstances do not presently exist and we believe should not exist prior to 2006, if ever. This conclusion is currently under discussion with the Staff of the SEC and is subject to change.

        The possible reclassification of our Series A Convertible Preferred Stock outside of permanent stockholders' equity would not, if made, have an impact on previously reported earnings, current earnings or related earnings per share.

        The impact to the financial statements if this reclassification were made, is as follows:

Cumulative decrease to stockholders' equity, March 28, 2002	$259,443,000
Cumulative decrease to stockholders' equity, April 3, 2003	286,594,000
Cumulative decrease to stockholders' equity, April 1, 2004	326,850,000

See note 7 to the consolidated financial statements.

OPERATING RESULTS

(Dollars in thousands)	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003 (restated)*	52 Weeks Ended March 28, 2002 (restated)*
Revenues
North American theatrical exhibition
Admissions	$1,125,922	$1,133,477	$823,248
Concessions	434,024	448,896	341,227
Other theatre	49,241	45,767	37,966

	1,609,187	1,628,140	1,202,441
International theatrical exhibition
Admissions	93,471	78,727	74,792
Concessions	22,966	19,682	16,880
Other theatre	4,742	2,833	2,006

	121,179	101,242	93,678
NCN and other	52,454	55,693	41,768

Total revenues	$1,782,820	$1,785,075	$1,337,887

Costs and Expenses
North American theatrical exhibition
Film exhibition costs	$599,746	$619,949	$445,956
Concession costs	46,191	49,496	37,176
Theatre operating expense	389,665	411,840	307,964
Rent	277,584	268,695	208,951
Preopening expense	2,921	2,430	2,961
Theatre and other closure expense	3,570	1,968	2,124

	1,319,677	1,354,378	1,005,132
International theatrical exhibition
Film exhibition costs	49,634	41,033	39,843
Concession costs	5,068	5,416	5,025
Theatre operating	29,954	26,765	21,334
Rent	36,440	31,682	25,818
Preopening expense	937	797	1,402
Theatre and other closure expense	–	3,405	–

	122,033	109,098	93,422
NCN and other	46,847	52,444	45,264
Theatre and other closure expense (NCN and other)	498	43	–
General and administrative expense:
Stock-based compensation	8,727	2,011	442
Other	53,864	66,093	37,338
Depreciation and amortization	124,572	126,994	99,022
Impairment of long-lived assets	16,272	19,563	–
Gain on disposition of assets	(2,590)	(1,385)	(1,821)

Total costs and expenses	$1,689,900	$1,729,239	$1,278,799

*
We restated our financial statements for foreign deferred tax assets, Swedish tax benefits recorded in loss from discontinued operations and straight-line contingent rentals. See Note 1 to the consolidated financial statements.

Years Ended April 1, 2004 and April 3, 2003

        Revenues.    Total revenues decreased 0.1%, or $2,255,000, during the year ended April 1, 2004 compared to the year ended April 3, 2003.

        North American theatrical exhibition revenues decreased 1.2% from the prior year. Admissions revenues decreased 0.7% due to a 5.9% decrease in attendance partially offset by a 5.6% increase in average ticket price. Attendance decreased primarily due to a 7.2% decrease in attendance at comparable theatres (theatres opened on or before March 29, 2002) related to overall popularity and mix of film product and a decrease in attendance due to theatre closures, partially offset by an increase in attendance at new theatres. We closed 16 theatres with 124 screens, opened six theatres with 102 screens and acquired three theatres with 48 screens since fiscal 2003. The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 3.3% due to the decrease in attendance partially offset by a 2.7% increase in average concessions per patron.

        International theatrical exhibition revenues increased 19.7%. Admissions revenues increased 18.7% due to a 13.9% increase in average ticket price and a 4.2% increase in attendance. Attendance at comparable theatres decreased 1.9%, primarily in Europe due to a decline in the popularity of local language film product. We opened one theatre with 12 screens in the United Kingdom since fiscal 2003. Concession revenues increased 16.7% due to a 12.0% increase in concessions per patron resulting from a weaker U.S. dollar and in part from a local currency price increase and the increase in total attendance. International revenues increased by approximately $12,100,000 due to a weaker U.S. dollar.

        Revenues from NCN and other decreased 5.8% from the prior year due to a decrease in advertising revenues resulting from a reduction in screens served by NCN. This resulted from an initiative to improve profitability by eliminating marginally profitable contracts with certain theatre circuits.

        Costs and expenses.    Total costs and expenses decreased 2.3%, or $39,339,000, during the year ended April 1, 2004 compared to the year ended April 3, 2003.

        North American theatrical exhibition costs and expenses decreased 2.6% from the prior year. Film exhibition costs decreased 3.3% due to the decrease in admissions revenues and a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.3% in the current year as compared with 54.7% in the prior year. Film exhibition costs for the fifty-three weeks ended April 3, 2003 were impacted by Star Wars Episode II: Attack of the Clones and Spider-man, films whose audience appeal led to higher than normal film rental terms during the period. Concession costs decreased 6.7% due to the decrease in concession revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.6% in the current year compared with 11.0% in the prior year. As a percentage of revenues, theatre operating expense was 24.2% in the current year as compared to 25.3% in the prior year. Rent expense increased 3.3% due primarily to the opening of theatres and screens since April 3, 2003 due primarily to the successful implementation of cost savings initiatives. During fiscal 2004, we recognized $3,570,000 of theatre and other closure expense related primarily to a payment to a landlord to terminate a lease on a theatre closed during the current period and due to accruals for future minimum rentals on three theatres with 20 screens closed during the current period. During fiscal 2003, we incurred $1,968,000 of theatre and other closure expense related primarily to the closure of seven theatres with 50 screens. We have currently identified 19 multiplex theatres with 162 screens that we may close over the next one to three years due to expiration of leases or early lease terminations. Theatres closed prior to their lease expiration may require payments to the landlords to terminate the leases, which we estimate could approximate $7,730,000, in the aggregate over the next three years.

        International theatrical exhibition costs and expenses increased 11.9%. Film exhibition costs increased 21.0% due to the increase in admissions revenues and the increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.1% in the current period as compared with 52.1% in the prior period. Concession costs decreased 6.4% due to improvement in purchasing terms under vendor agreements, partially offset by the increase in concession revenues. Theatre operating expense increased 11.9% and rent expense increased 15.0%. We continually monitor the performance of our international theatres, and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar and together with the positive impact on revenues had the effect of reducing earnings from continuing operations by approximately $2,100,000.

        Costs and expenses from NCN and other decreased 10.7% due primarily to the reduction in overhead costs associated with the integration of NCN's administrative functions into our home office location.

  General and Administrative:

          Stock-based Compensation.    Stock-based compensation increased $6,716,000, during the current year compared to the prior year. The increase is primarily due to $8,021,000 of expense related to deferred stock units granted during the year under the 2003 Long Term Incentive Plan ("LTIP"), partially offset by decreased expense following the vesting of certain restricted stock awards during the first quarter of fiscal 2004.

          Other.    Other general and administrative expense decreased 18.5%, or $12,229,000, due primarily to decreased special compensation expense of $19,250,000 which was partially offset by increased professional and consulting expenses of $4,380,000 directly related to a possible business combination that was terminated, increased pension expense of $2,503,000 and increased deferred cash awards under the 2003 LTIP of $1,605,000.

        Depreciation and Amortization.    Depreciation and amortization decreased 1.9%, or $2,422,000, due primarily to decreases at theatres where certain assets have become fully depreciated partially offset by increased depreciation at new theatres.

        Impairment of Long-Lived Assets.    During fiscal 2004, we recognized a non-cash impairment loss of $16,272,000 on 10 theatres with 176 screens. We recognized an impairment loss of $9,866,000 on seven U.S. theatres with 114 screens (in Texas, Maryland, California, Illinois, Wisconsin and Minnesota), $3,525,000 on one theatre in the United Kingdom with 12 screens and $2,881,000 on two Canadian theatres with 50 screens. Our impairment loss included $16,209,000 related to property and $63,000 related to intangible assets. Included in these losses is an impairment of $3,482,000 on 3 theatres with 70 screens that were included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. We are evaluating the future plans for certain of our theatres, which may include selling theatres or closing theatres and terminating the leases. We have identified 19 multiplex theatres with 162 screens that we may close over the next one to three years due to expiration of leases or early lease terminations. Prior to and including fiscal 2004, $6,302,000 of impairment charges have been taken on these theatre assets and the economic lives of these theatre assets have been revised to reflect management's best estimate of the economic lives of the theatre assets for purposes of recording depreciation. During fiscal 2003, we recognized a non-cash impairment loss of $19,563,000 on five theatres with 77 screens including vacant retail space adjacent to one of the theatres. We recognized an impairment loss of $5,522,000 on one theatre in China (Hong Kong) with 11 screens, $4,998,000 on one theatre in Japan with 16 screens, $4,960,000 on one theatre in the United Kingdom with 16 screens including vacant retail space adjacent to the theatre, $3,195,000 on one Canadian theatre with 22 screens and $888,000 on one U.S. theatre with 12 screens. Our impairment loss included $19,402,000 of property and $161,000 of intangible assets. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains increased from a gain of $1,385,000 during the prior year to a gain of $2,590,000 during the current year. The current period includes a $1,298,000 gain on the disposition of three theatres and two parcels of real estate held for sale, settlements of $925,000 received related to various fireproofing claims at two theatres (See Legal Proceedings under Part I Item 3 of this Annual Report on Form 10-K) and $367,000 related to a settlement with a construction contractor at one theatre. Prior period results include gains on the sale of certain real estate held for investment.

        Other Expense.    On March 25, 2004, we redeemed $200,000,000 of our 9 1/2% Senior Subordinated Notes due 2009 for $204,750,000. A loss of $8,590,000 was recognized in connection with the redemption, including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. On March 25, 2004, we redeemed $83,406,000 or our 9 1/2 Senior Subordinated Notes due 2011 for $87,367,000. A loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,961,000, unamortized issue costs of $1,126,000 and unamortized discount of $270,000. The losses are included within other expense in the Consolidated Statements of Operations for the year ended April 1, 2004.

        Interest Expense.    Interest expense decreased 0.1%, or $83,000.

        Income Tax Provision.    The provision for income taxes from continuing operations was $11,000,000 in fiscal 2004 and $10,000,000 in fiscal 2003. The effective tax rate was 267.2% for fiscal 2004 compared to (54.2)% for fiscal 2003. The difference in effective rate from the statutory rate of 35% during fiscal 2004 was primarily due to foreign deferred tax assets (primarily in Spain, the United Kingdom, France and Japan) for which we provided a $6,681,000 valuation allowance. The difference in effective rate from the statutory rate of 35% during fiscal 2003 was primarily due to $19,250,000 of non-deductible special compensation expense and foreign deferred tax assets (primarily in Spain, the United Kingdom, France and Japan) for which we provided a $10,300,000 valuation allowance.

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

        Net Loss for Shares of Common Stock.    Net loss for shares of common stock decreased during the year ended April 1, 2004 to a loss of $50,991,000 from a loss of $56,711,000 in the prior year. Basic and diluted loss from continuing operations per share of common stock was $1.28 compared to a loss of $1.53 in the prior period. Basic and diluted loss per share of common stock was $1.39 compared to a loss of $1.56 in the prior period. Preferred Stock dividends of 19,697 shares of Preferred Stock valued at $40,277,000 were recorded in fiscal 2004 compared to Preferred Stock dividends of 18,422 shares of Preferred Stock valued at $27,165,000 in fiscal 2003.

Years Ended April 3, 2003 and March 28, 2002

        Revenues.    Total revenues increased 33.4%, or $447,188,000, during the year ended April 3, 2003 compared to the year ended March 28, 2002. Of this increase approximately $338,000,000 resulted from the Acquisitions and the opening of five new theatres and 95 screens since March 28, 2002.

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

        International theatrical exhibition revenues increased 8.1% from the prior year. Admissions revenues increased 5.3% due to a 4.5% increase in attendance and a 0.7% increase in average ticket price. The increase in attendance was due to the addition of a new theatre in Spain with 20 screens since March 28, 2002. Attendance at comparable theatres decreased 7.8%, primarily at our theatres in China (Hong Kong) and Japan due to a decline in the popularity of local language film product. Concession revenues increased 16.6% due to the increase in total attendance and a 11.6% increase in concessions per patron. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

        Revenues from NCN and other increased 33.3% from the prior year due to an increase in advertising revenues at NCN. We believe the increase is related to conditions in the general economy that have lead to an increase in spending by advertisers.

        Costs and expenses.    Total costs and expenses increased 35.2%, or $450,440,000, during the year ended April 3, 2003 compared to the year ended March 28, 2002. Of this increase, approximately $306,000,000 resulted from the Acquisitions and the opening of five new theatres and 95 screens since March 28, 2002.

        North American theatrical exhibition costs and expenses increased 34.7% from the prior year. Film exhibition costs increased 39.0% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.7% in the current year as compared with 54.2% in the prior year. The increase in film exhibition costs as a percentage of admissions revenues was impacted primarily by Star Wars Episode II: Attack of the Clones and Spider-man, films whose audience appeal led to higher than normal film rental terms. Concession costs increased 33.1% due to the increase in concession revenues. As a percentage of concessions revenues, concession costs were 11.0% in the current year compared with 10.9% in the prior year. As a percentage of revenues, theatre operating expense was 25.3% in the current year as compared to 25.6% in the prior year. Rent expense increased 28.6% due to the Acquisitions and the opening of theatres and screens since March 28, 2002. During fiscal 2003, we recognized $1,968,000 of theatre and other closure expense related primarily to the closure of seven theatres with 50 screens. During fiscal 2002, we incurred $2,124,000 of theatre and other closure expense related primarily to the closure of 10 theatres with 74 screens, offset by a favorable lease renegotiation for vacant restaurant space related to a terminated joint venture and the favorable settlement of lease obligations on two closed theatres.

        International theatrical exhibition costs and expenses increased 16.8% from the prior year. Film exhibition costs increased 3.0% due to higher admission revenues. Concession costs increased 7.8% due to the increase in concessions revenues. Theatre operating expense increased 25.5% and rent expense increased 22.7% due primarily to the addition of one new theatre in the United Kingdom, which was opened during the fourth quarter of fiscal 2002, and one new theatre in Spain, which was opened during the third quarter of fiscal 2003. During fiscal 2003, we ceased operating six of the existing 20 screens at our theatre in France and negotiated a lease modification with the landlord at this theatre, which is expected to reduce our rent and operating costs. The terms of the modification included a payment to the landlord of approximately $8,000,000 and a reduction in future minimum rentals of approximately $1,200,000 annually over the remaining term of the lease (17 years). We recorded a charge for theatre closure of $3,405,000 during fiscal 2003 related to the lease renegotiation and screen closures. To date we have incurred costs related to the closure of six screens at one of our international theatres in France. We continually monitor the performance of our international theatres and factors such as an inability to obtain film product, changing consumer preferences for filmed entertainment in international markets and an inability to sublease vacant retail space could negatively impact operating results and result in future closures, dispositions and charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated net loss.

        Costs and expenses from NCN and other increased 15.9% due to an increase in advertising revenues at NCN.

  General and Administrative Expense:

          Stock-based Compensation.    Stock-based compensation increased $1,569,000. The increase is due to grants of a similar number of shares of common stock during fiscal 2003 at a higher price per share at the grant date compared to the prior year.

          Other.    General and administrative expenses increased $28,755,000 due primarily to $19,250,000 of special compensation expense related to forgiveness of loans to executive officers and costs associated with the integration of the Acquisitions.

        Depreciation and Amortization.    Depreciation and amortization increased 28.2%, or $27,972,000. The increase was primarily caused by an increase in depreciation of $18,874,000 related to the Acquisitions and new theatres that we have opened and increased amortization of intangible assets of $4,719,000 related primarily to the Acquisitions.

        Impairment of Long-Lived Assets.    During fiscal 2003, we recognized a non-cash impairment loss of $19,563,000 on five theatres with 77 screens, including vacant retail space adjacent to one of the theatres. We recognized an impairment loss of $5,522,000 on one theatre in China (Hong Kong) with 11 screens, $4,998,000 on one theatre in Japan with 16 screens, $4,960,000 on one theatre in the United Kingdom with 16 screens, including vacant retail space adjacent to the theatre, $3,195,000 on one Canadian theatre with 22 screens and $888,000 on one U.S. theatre with 12 screens. Our impairment loss included $19,402,000 of property and $161,000 of intangible assets. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. Prior to and including fiscal 2003, $13,314,000 of impairment charges have been taken on these theatre assets and the economic life of these theatre assets have been revised to reflect management's best estimate of the economic life of the theatre assets for purposes of recording depreciation.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains decreased from a gain of $1,821,000 during the prior year to a gain of $1,385,000 during the current year. The current and prior year results include gains of $1,420,000 and $1,682,000, respectively, on the favorable settlements of capital lease obligations and gains related to the sales of real estate held for investment.

        Interest Expense.    Interest expense increased 28.0% during the year ended April 3, 2003 compared to the prior year due to an increase in average outstanding borrowings and interest rates. We issued $175,000,000 of 9 7/8% of senior subordinated notes due 2012 on January 16, 2002 and $72,880,000 of 9 1/2% senior subordinated notes due 2011 on March 29, 2002.

        Income Tax Provision.    The provision for income taxes from continuing operations was $10,000,000 in fiscal 2003 and $2,700,000 in fiscal 2002. The effective tax rate was (54.2)% for fiscal 2003 compared to (80.5)% for fiscal 2002. The difference in effective rate from the statutory rate of 35% during fiscal 2003 was primarily due to $19,250,000 of non-deductible special compensation expense and foreign deferred tax assets (primarily in Spain, the United Kingdom, France and Japan) for which we have provided a valuation allowance of $10,300,000, partially offset by $6,660,000 of deductible costs related to the Acquisitions. The difference in effective rate from the statutory rate of 35% during fiscal 2002 was primarily due to foreign deferred tax assets (primarily in Spain, the United Kingdom, Sweden, France and Japan) for which we provided a valuation allowance of $5,653,000 and non-deductible preferred stock issuance costs.

        Loss From Discontinued Operations, Net.    On December 4, 2003, we sold one theatre in Sweden with 18 screens. The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification. See Note 3 to our consolidated financial statements for the fiscal year ended April 1, 2004 for the components of the loss from discontinued operations.

        Net Loss for Shares of Common Stock.    Net loss for shares of common stock increased during the year ended April 3, 2003 to a loss of $56,711,000 from a loss of $39,799,000 in the prior year. Basic and diluted loss per share of common stock from continuing operations was $1.53 compared to a loss of $1.50 in the prior year. Basic and diluted loss per share of common stock was $1.56 compared to a loss of $1.68 per share of common stock in the prior year. Preferred stock dividends of 18,422 shares of preferred stock valued at $27,165,000 were recorded in fiscal 2003 compared to preferred stock dividends of 16,406 shares of preferred stock valued at $29,421,000 in fiscal 2002.

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

        Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $183,278,000, $128,747,000 and $101,091,000 in fiscal years 2004, 2003 and 2002, respectively. The increase in operating cash flows from the fifty-three weeks ended April 3, 2003 to the fifty-two weeks ended April 1, 2004 is primarily due to increases in earnings from continuing operations before taxes which includes a $13,947,000 charge against earnings from continuing operations before taxes related to the $292,117,000 repurchase of notes due 2009 and 2011 included in financing activities. We had working capital as of April 1, 2004 and April 3, 2003 of $137,237,000 and $24,462,000, respectively. We entered into a new credit facility (due in 2009) on March 26, 2004 that replaced our previous credit facility (due in 2004). We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $163,000,000 and $263,000,000 available on our credit facility to meet these obligations as of April 1, 2004 and April 3, 2003, respectively.

        We continue to expand our North American and international theatre circuits. During fiscal 2004, we opened seven theatres with 114 screens, acquired three theatres with 48 screens and closed 17 theatres with 142 screens resulting in a circuit total of 232 theatres with 3,544 screens as of April 1, 2004.

        We fund the costs of constructing new theatres through existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 2004, we leased seven new theatres with 114 screens from developers, sold and leased back three theatres with 78 screens and assumed the leases of three theatres with 48 screens in connection with an acquisition.

        We lease certain of our theatre properties from Entertainment Properties Trust. Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President of AMCE, served as Chairman of the Board of Trustees of Entertainment Properties Trust until May 2003, at which time his term expired and he did not stand for reelection to the Board of Trustees of Entertainment Properties Trust. Because of the various agreements between Entertainment Properties Trust and us, situations may have arisen where we had differing interests from Entertainment Properties Trust. For information about related party transactions see Note 16 Related Party Transactions included under Item II, Part 8 of this Annual Report on Form 10-K to the Consolidated Financial Statements included elsewhere herein.

        During fiscal 1998, we sold the real estate assets associated with 13 theatres to EPT for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). We leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require us to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. During fiscal 2000, we sold the building and improvements associated with one of our theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. During fiscal 2002, we sold the land at this theatre to EPT for proceeds of $7,486,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%. During fiscal 2003, we sold the real estate assets associated with 2 theatres to EPT for proceeds of $43,665,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years. On March 30, 2004, we sold the real estate assets associated with 3 theatres to EPT for proceeds of $63,911,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 9.5% with options to extend for up to 15 additional years. We currently have 2 theatre locations that we believe could be sold and leased back for estimated proceeds of $52,000,000 should we elect to do so, and if allowed under the financial covenants of our existing debt instruments.

        Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors if prevailing market conditions are favorable. During fiscal 2004 we purchased certain leased furniture, fixtures and equipment at five Canadian theatres for $15,812,000. During fiscal 2003, we purchased certain leased furniture, fixtures and equipment for a total of $7,052,000. We expect to repurchase $25,292,000 of certain leased property and furniture, fixtures and equipment at two theatres during fiscal 2005 commensurate with the expiration of the underlying property and equipment lease terms.

        As of April 1, 2004, we had construction in progress of $15,007,000. We had three theatres in the United States with a total of 44 screens under construction as of April 1, 2004. During fiscal years 2004, 2003 and 2002, we incurred cash outflows for investing activities of $69,378,000, $137,201,000 and $144,510,000, respectively. Included in cash outflows for investing activities were capital expenditures of $95,011,000, $100,932,000 and $82,762,000 during fiscal years ended 2004, 2003 and 2002, respectively, and proceeds from sale/leasebacks of $63,911,000, $43,665,000 and $7,486,000 during fiscal years 2004, 2003 and 2002, respectively. We expect that our gross capital expenditures in fiscal 2005 will be approximately $110,000,000 and our proceeds from sale/leasebacks will be approximately $40,000,000.

        On March 26, 2004, we entered into the Second Amended and Restated Credit Agreement (the "Credit Facility") with The Bank of Nova Scotia, Citicorp North America, Inc., General Electric Capital Corporation, Bank of America, N.A. and various other financial institutions. The Credit Facility replaces our previous Amended and Restated Credit Agreement dated as of April 10, 1997 which was terminated in connection with the execution of the Credit Facility and in any event was scheduled to mature on April 10, 2004.

        Our Credit Facility permits borrowings at interest rates based on either the bank's base rate or LIBOR, plus applicable margins ranging from 1.0% to 2.0% on base rate loans and from 2.0% to 3.0% on LIBOR loans, and requires an annual commitment fee of 0.5% on the unused portion of the commitment. The Credit Facility matures on April 9, 2009. The total commitment under the Credit Facility is

$175,000,000, subject to covenants that limit our ability to incur debt (whether under the Credit Facility or from other sources). We currently have no outstanding loans under the Credit Facility but have issued $12,268,000 in letters of credit, leaving borrowing capacity under the Credit Facility of $162,732,000.

        The Credit Facility includes several financial covenants. We are required to maintain (i) a maximum net indebtedness to annualized EBITDA ratio, as defined in the Credit Facility (generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization, any call premium (or original issue discount) expenses and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, and including an adjustment for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation period), of 4.0 to 1, (ii) a minimum interest coverage ratio, as defined in the Credit Facility (generally, the ratio of annualized EBITDA for the most recent four quarters to consolidated interest expense for such period) of 1.75 to 1, and (iii) a ratio of maximum net senior indebtedness to annualized EBITDA for the most recent four quarters, as defined in the Credit Facility, of 2.75 to 1. The Credit Facility also generally imposes limitations on investments, the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, dividends, repurchase of capital stock or subordinated debt, mergers, investments, guarantees, asset sales and business activities.

        The Credit Facility allows us to incur any amount of debt that qualifies as subordinated debt thereunder, and also permits $125,000,000 of new debt plus capital lease obligations, subject to meeting our financial covenants.

        Each of our domestic significant subsidiaries (American Multi-Cinema, Inc., AMC-GCT, Inc. and AMC Entertainment International, Inc.) has guaranteed the Credit Facility. The Credit Facility is secured by substantially all of the tangible and intangible personal property located in the United States that we or such significant subsidiaries own, which includes all the outstanding stock of American Multi-Cinema, Inc., AMC-GCT, Inc. and AMC Entertainment International, Inc., as well as accounts, deposit accounts, general intangibles (including patents, trademarks and other intellectual property), commercial tort claims, goods and instruments, among other types of personal property.

        Amounts outstanding under the Credit Facility may become payable prior to the maturity date in part upon the occurrence of certain asset sales, or in whole upon the occurrence of specified events of default. In addition to the non-payment of amounts due to lenders or non- performance of covenants, among other matters an event of default will occur upon (i) the failure to pay other indebtedness, or the acceleration of the maturity or redemption of other indebtedness or preferred stock, in either case exceeding $5,000,000, (ii) the occurrence of any default which enables holders of any preferred stock to appoint additional members to the board and the occurrence of a change in control, as defined in the Credit Facility and (iii) any default under the terms applicable to any of our leases with aggregate remaining lease payments exceeding $13,000,000 which results in the loss of use of the property subject to such lease or any default (that is not cured or waived or if cured or waived involved the payment of an amount in excess of $13,000,000) under the terms applicable to any such leases with aggregate remaining lease payments exceeding $50,000,000.

        On March 19, 1997, we sold $200,000,000 aggregate principal amount of our 9 1/2% Senior Subordinated notes due 2009 (the "2009 notes"). We used the net proceeds from the issuance of the 2009 notes (approximately $194,000,000) to reduce borrowings under our credit facility. The 2009 notes were redeemed on March 25, 2004 for $204,750,000. A loss on redemption of $8,590,000 was recognized in connection with the redemption including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. The loss is included within other expense on the Consolidated Statements of Operations.

        On January 27, 1999, we sold $225,000,000 aggregate principal amount of our 9 1/2% Senior Subordinated notes due 2011 (the "2011 notes"). Net proceeds from the issuance of the 2011 notes (approximately

$219,000,000) were used to reduce borrowings under our credit facility. On March 29, 2002, we issued an additional $72,880,000 aggregate principal amount of 2011 notes (with a fair value of $71,787,000) as part of our acquisition of GC Companies, Inc. The 2011 notes bear interest at the rate of 9 1/2% per annum, payable February 1 and August 1 of each year. The 2011 notes are redeemable at our option, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. The 2011 notes are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the indenture governing the 2011 notes). On March 25, 2004, we redeemed $83,406,000 of our notes due 2011 for $87,367,000. A loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,962,000, unamortized issue costs of $1,125,000 and unamortized discount of $270,000. The loss is included within other expense on the Consolidated Statements of Operations.

        On January 16, 2002, we sold $175,000,000 aggregate principal amount of our 9 7/8% Senior Subordinated notes due 2012 (the "2012 notes"). Net proceeds from the issuance of the 2012 notes (approximately $168,000,000) were used to reduce borrowings under our credit facility, to pursue our current business strategy, including the acquisition of GC Companies, and for general corporate purposes. The 2012 notes bear interest at the rate of 9 7/8% per annum, payable February 1 and August 1 of each year. The 2012 notes are redeemable at our option, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. The 2012 notes are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the indenture governing the 2012 notes). The 2012 notes rank equally with our 2009 notes and 2011 notes.

        On February 24, 2004, we sold $300,000,000 aggregate principal amount of 8% Senior Subordinated notes due 2014 (the "2014 notes"). We used the net proceeds (approximately $294,000,000) to redeem our notes due 2009 and a portion of our notes due 2011. The 2014 notes bear interest at the rate of 8% per annum, payable in March and September. The 2014 notes are redeemable at our option, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. The 2014 notes are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the indenture governing the 2014 notes). The 2014 notes rank equally with our 2011 notes and 2012 notes.

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the 2011 notes) and after giving effect thereto on a pro forma basis (under the indenture). Under the indenture relating to the 2012 and 2014 notes, the most restrictive of the indentures, we could borrow approximately $525.0 million as of April 1, 2004 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100.0 million of new "permitted indebtedness" under the terms of the indenture relating to the 2011, 2012 and 2014 notes.

        The indentures relating to the notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding 2011 notes, 2012 notes and 2014 notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. For additional information relating to covenants contained in the indentures governing the notes, see Note 6 Corporate Borrowings and Capital and Financing Lease Obligations included under Part II, Item 8 on this Annual Report on Form 10-K to our consolidated financial statements for the fiscal year ended April 1, 2004.

        As of April 1, 2004, we were in compliance with all financial covenants relating to the Credit Facility, the 2011 notes, the 2012 notes and the 2014 notes.

        On April 19, 2001, we issued shares of Series A convertible preferred stock and Series B exchangeable preferred stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale (including transaction expenses) of approximately $225,000,000 were used to reduce outstanding indebtedness under our credit facility. On September 13, 2001, pursuant to the certificate of designations relating to the preferred stock, all shares of Series B exchangeable preferred stock were exchanged for an equal number of shares of Series A convertible preferred stock. Dividends on the Series A convertible preferred stock accumulate at an annual rate of 6.75% and are payable in additional shares of Series A convertible preferred stock until April 2004. At our option, dividends on Series A convertible preferred stock may be paid in cash or additional shares of Series A convertible preferred stock from April 2004 until April 2008. We currently anticipate that we will elect to pay cash dividends on Series A convertible preferred stock of approximately $5,156,000 per quarter after April 19, 2004. Thereafter, dividends must be paid in cash unless prohibited by the indentures related to the 2009 notes and the 2011 notes, in which case such dividends are payable in additional Series A convertible preferred stock. Reference is made to Note 7 to our consolidated financial statements for the fiscal year ended April 1, 2004 included elsewhere in this Annual Report on Form 10-K for information describing circumstances in which holders of Series A convertible preferred stock may be entitled to special in-kind dividends and other circumstances under which holders of Series A convertible preferred stock may be required to receive payments-in-kind in lieu of cash and Series B exchangeable preferred stock instead of Series A convertible preferred stock. Our investment agreement with the Apollo Purchasers generally requires that we obtain their consent before we issue stock, pay cash dividends or incur indebtedness (other than ordinary course borrowings under our credit facility and certain other permitted debt) as long as they continue to hold a majority of the shares of preferred stock that they purchased. In addition, the certificate of designations for our preferred stock prohibits us from incurring any debt that would restrict our ability to pay dividends on the preferred stock in the manner required under the certificate of designations without the consent of the holder or holders of a majority of the shares of outstanding preferred stock (currently the Apollo Purchasers).

        On December 19, 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. for an estimated cash purchase price of $14,950,000. In connection with the acquisition, we assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating and have been built since 2000. As of April 1, 2004, $1,536,000 of the estimated total purchase price was unpaid.

        On March 19, 2002, we completed a public offering of 9,000,000 shares of Common Stock at a public offering price of $10.50 per share and granted the underwriters a 30-day option to purchase an additional 1,350,000 shares of common stock at $10.50 per share to cover over-allotments. On March 28, 2002, the underwriters exercised their option to purchase these shares. Net proceeds from the offering of the shares of common stock of $100,800,000 were used to fund the acquisition of GC Companies.

        On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our purchase price of $168,931,000 (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date) included anticipated cash payments of $68,472,000, the issuance of $72,880,000 aggregate principal amount of our 2011 notes with a fair value of $71,787,000 and the issuance of 2,578,581 shares of common stock with an aggregate fair value of $35,172,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). We used available cash for the cash payments under the plan of reorganization.

        The final purchase price for GC Companies was not determinable until all creditor claims disputed by the GC Companies post-confirmation unsecured creditors committee were consensually resolved or determined by the bankruptcy court. That process was recently completed, and the GC Companies bankruptcy case was closed on May 26, 2004. Through April 1, 2004, we had issued $72,880,000 aggregate principal amount of our senior subordinated notes due 2011 and 2,430,433 shares of our common stock and paid approximately $66,118,000 in cash to creditors of GC Companies.

        On March 15, 2002, we acquired the operations and related assets of Gulf States Theatres for a cash purchase price of approximately $45,000,000. The acquisition includes five theatres with 68 screens in the New Orleans, Louisiana area. All five of the theatres feature stadium seating and have been built since 1997 and strengthen our position in the New Orleans market. Operating results of the acquired theatres are included in the Consolidated Statements of Operations from March 15, 2002.

        In connection with the acquisition, we entered into leases of the real estate assets associated with the five theatres with Entertainment Properties Trust for a term of 20 years with an initial annual base rent of $7.2 million. Of the Company's $45,000,000 purchase price, $5,800,000 was paid to Entertainment Properties Trust for specified non-real estate assets which Entertainment Properties Trust acquired from Gulf States Theatres and resold to us at cost. We will pay $300,000 annually for five years in connection with consulting and non-competition agreements related to the acquisition.

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, FF&E and leasehold purchase provisions, and National Cinema Network ("NCN") exhibitor share commitments, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of April 1, 2004 are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings	Minimum Operating Lease Payments	FF&E and Leasehold Purchase Provisions	NCN Exhibitor Share and Other Purchase Commitments	ADA Related Betterments	Pension Funding(1)	Total Commitments
2005	$10,459	$–	$305,627	$25,292	$31,921	$4,200	$1,541	$379,040
2006	10,279	–	303,732	–	8,080	4,200	–	326,291
2007	9,910	–	302,262	–	1,792	4,200	–	318,164
2008	9,170	–	298,658	–	–	4,200	–	312,028
2009	8,646	–	295,537	–	–	4,200	–	308,383
Thereafter	92,789	689,474	2,588,636	–	–	–	–	3,370,899

Total	$141,253	$689,474	$4,094,452	$25,292	$41,793	$21,000	$1,541	$5,014,805

(1)
We fund our pension plan such that the plan is 90% funded. While we anticipate funding the plan after fiscal 2005, the funding amount is currently unknown. Our retiree health plan is not funded.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the credit facility and the notes. We are considering various options with respect to the utilization of cash and equivalents in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings, purchase of our Common Stock or payments of dividends on our common stock.

Deferred Tax Assets

        We have recorded net current and non-current deferred tax assets in the United States in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of approximately $162 million as of April 1, 2004, and estimate that we must generate at least $415 million of future taxable income in the United States to realize those deferred tax assets. To achieve this level of future taxable income, we intend to pursue our current business strategy that includes expansion of our theatre circuit through selective new builds and acquisitions, closure of underperforming theatres and implementation of initiatives to increase revenues and control costs. The theatrical exhibition industry is cyclical, and we believe that we are capable of generating sufficient future taxable income to utilize our deferred tax assets.

We have made estimates of our future taxable income in the United States based on expected increases in attendance and ticket and concession prices. We had reported taxable income (loss) in the United States of $(5.1) million in fiscal 2003 and $7.3 million in fiscal 2002. We currently estimate taxable income of $31.1 million in fiscal 2004. Based on expected future reversals of our temporary differences and estimates of future taxable income, we believe it is more likely than not that we will have generated sufficient taxable income by the end of fiscal year 2011 to enable us to realize our deferred tax assets recorded as of April 1, 2004. Our estimates of future taxable income require significant amounts of management judgment and estimation and actual results could differ from estimated amounts. See "Forward-Looking Statements" for factors which may cause actual results to differ from our expectations. Accordingly, while we believe it is more likely than not that we will realize future taxable income sufficient to realize our net current and non-current deferred tax asset of $162 million, it is possible that these deferred taxes may not be realized in the future.

        The table below reconciles loss before income taxes and cumulative effect of an accounting change for financial statement purposes with taxable income (loss) for income tax purposes in the United States tax jurisdiction.

(Dollars in thousands)	(estimated) 52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003 (restated)	52 Weeks Ended March 28, 2002 (restated)
Earnings (loss) from continuing operations before income taxes	$4,117	$(18,462)	$(3,353)
Reserve for future dispositions	210	(8,626)	(5,803)
Depreciation and amortization	611	(882)	20,802
Gain on disposition of assets	1,443	1,443	(5,992)
Impairment of long-lived assets	5,965	4,822	4,668
Foreign corporation activity	13,193	50,521	3,215
Other	5,568	(33,952)	(6,192)

Taxable income (loss) before special deductions and net operating loss carrybacks	$31,107	$(5,136)	$7,345

        As of April 1, 2004, we believe it is more likely than not that deferred tax assets related to certain state tax net operating loss carryforwards and certain deferred tax assets of foreign subsidiaries in the amount of approximately $538,000 and $25.9 million, respectively, will not be realized due to uncertainties as to the timing and amounts of related future taxable income. Accordingly, a valuation allowance of $26.5 million is recorded as of April 1, 2004. We intend to record full valuation allowances against deferred tax assets in foreign tax jurisdictions until we have established profitability in those foreign tax jurisdictions.

        Our federal income tax loss carryforward of $97.5 million will begin expiring in 2019 and will completely expire in 2022 and will be limited to approximately $17.8 million annually due to the sale of Preferred Stock and the acquisition of GC Companies, Inc. State net operating loss carryforwards of approximately $38.8 million may be used over various periods ranging from 5 to 20 years. Our foreign deferred tax assets total $71.3 million, and of this total $39.7 million will begin expiring in 2009 and will completely expire in 2019. The remaining $31.6 million of foreign deferred tax assets can be carried forward indefinitely. We have recorded a full valuation allowance against deferred tax assets in foreign jurisdictions.

        We anticipate that net temporary differences should reverse and become available as tax deductions as follows:

2005	$79,377,000
2006	35,161,000
2007	34,317,000
2008	29,032,000
2009	12,847,000
Thereafter	127,266,000

Total	$318,000,000

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

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 became effective for us in fiscal 2004. Adoption of SFAS No. 143 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149 Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Adoption of SFAS No. 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. On November 5, 2003 the FASB deferred the provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 may be addressed in Phase 2 of the FASB's

Liabilities and Equity project. Adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets ("VIE") and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements. This interpretation applied immediately to VIE's that are created, or for which control is obtained after, January 31, 2003.

        In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R ("FIN 46R") is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities ("SPEs") for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004.

        We do not have interests in structures commonly referred to as SPEs. We applied FIN 46R beginning with our fourth fiscal quarter of 2004. Adoption of FIN 46R did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2003, the FASB published a revision to SFAS No. 132 Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remained in effect until the provisions of SFAS No. 132R were adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003. Adoption of SFAS No. 132R did not have a material impact on our consolidated financing position, results of operations or cash flows.

        On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require us to change previously reported information. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this subsidy. We sponsor a postretirement benefit plan which may benefit from the subsidy and as a result, we are currently evaluating the impact of FSP No. 106-2, which we are required to adopt in our second quarter of fiscal 2005.

        The Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-06, "Participating Securities and the Two-Class Method under FAS 128", ("Issue 03-06") at its March 2004 meeting. Issue 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The consensus is effective for us in the first fiscal quarter of 2005 and requires retroactive application. We are currently evaluating the effect of Issue 03-06 on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

        Market risk on variable-rate financial instruments.    We maintain a $175,000,000 credit facility, which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility as of April 1, 2004, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $214,474,000 of 9 1/2% Senior Subordinated Notes due 2011, $175,000,000 of 9 7/8% Senior Subordinated Notes due 2012, and $300,000,000 of 8% Senior Subordinated Notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the notes due 2011, 2012 and 2014 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2011, 2012 and 2014.

        Foreign currency exchange rates.    We currently operate theatres in China (Hong Kong), Japan, France, Portugal, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $3.1 million and $17.8 million, respectively.

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

The Audit Committee of the Board of Directors (consisting solely of Directors from outside the Company) reviews the process involved in the preparation of the Company's annual audited financial statements, and in this regard meets (jointly and separately) with the independent registered public accounting firm, management and internal auditors to review matters relating to financial reporting and accounting procedures and policies, the adequacy of internal controls and the scope and results of the audit performed by the independent accountants.

/s/ Peter C. Brown

Chairman of the Board, Chief Executive Officer
and President

/s/ Craig R. Ramsey

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMC ENTERTAINMENT INC.
KANSAS CITY, MISSOURI

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and subsidiaries (the "Company") at April 1, 2004 and April 3, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 1, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company restated its financial statements for its fiscal years ended April 3, 2003 and March 28, 2002.

PricewaterhouseCoopers LLP

Kansas City, Missouri
June 21, 2004

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003 (restated)	52 Weeks Ended March 28, 2002 (restated)
Revenues
Admissions	$1,219,393	$1,212,204	$898,040
Concessions	456,990	468,578	358,107
Other theatre	53,983	48,600	39,972
NCN and other	52,454	55,693	41,768

Total revenues	1,782,820	1,785,075	1,337,887
Costs and Expenses
Film exhibition costs	649,380	660,982	485,799
Concession costs	51,259	54,912	42,201
Theatre operating expense	419,619	438,605	329,298
Rent	314,024	300,377	234,769
NCN and other	46,847	52,444	45,264
General and administrative:
Stock based compensation	8,727	2,011	442
Other	53,864	66,093	37,338
Preopening expense	3,858	3,227	4,363
Theatre and other closure expense	4,068	5,416	2,124
Depreciation and amortization	124,572	126,994	99,022
Impairment of long-lived assets	16,272	19,563	–
Disposition of assets and other gains	(2,590)	(1,385)	(1,821)

Total costs and expenses	1,689,900	1,729,239	1,278,799

Other expense (income)
Other expense	13,947	–	3,754
Interest expense
Corporate borrowings	66,963	65,585	48,015
Capital and financing lease obligations	10,754	12,215	12,745
Investment income	(2,861)	(3,502)	(2,073)

Total other expense	88,803	74,298	62,441

Earnings (loss) from continuing operations before income taxes	4,117	(18,462)	(3,353)
Income tax provision	11,000	10,000	2,700

Loss from continuing operations	(6,883)	(28,462)	(6,053)
Loss from discontinued operations, net of income tax benefit	(3,831)	(1,084)	(4,325)

Net loss	$(10,714)	$(29,546)	$(10,378)

Preferred dividends	40,277	27,165	29,421

Net loss for shares of common stock	$(50,991)	$(56,711)	$(39,799)

Basic and diluted loss per share of common stock:
Loss from continuing operations	$(1.28)	$(1.53)	$(1.50)

Loss from discontinued operations	$(0.11)	$(0.03)	$(0.18)

Loss per share	$(1.39)	$(1.56)	$(1.68)

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	April 1, 2004	April 3, 2003 (restated)
Assets
Current assets:
Cash and equivalents	$333,248	$244,412
Receivables, net of allowance for doubtful accounts of $1,118 and $1,581 as of April 1, 2004 and April 3, 2003, respectively	39,812	27,545
Other current assets	62,676	50,732

Total current assets	435,736	322,689
Property, net	777,277	856,463
Intangible assets, net	23,918	30,050
Goodwill	71,727	60,698
Deferred income taxes	143,944	160,152
Other long-term assets	53,932	50,646

Total assets	$1,506,534	$1,480,698

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$107,234	$116,269
Accrued expenses and other liabilities	112,386	112,217
Deferred revenues and income	76,131	67,176
Current maturities of corporate borrowings and capital and financing lease obligations	2,748	2,565

Total current liabilities	298,499	298,227
Corporate borrowings	686,431	668,661
Capital and financing lease obligations	58,533	56,536
Other long-term liabilities	182,467	177,555

Total liabilities	1,225,930	1,200,979
Commitments and contingencies
Stockholders' equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 299,477 and 280,107 shares issued and outstanding as of April 1, 2004 and April 3, 2003, respectively (aggregate liquidation preference of $304,525 and $284,828 as of April 1, 2004 and April 3, 2003, respectively)	200	187
Common Stock, 66 2/3¢ par value; 33,889,753 and 33,286,173 shares issued as of April 1, 2004 and April 3, 2003, respectively	22,593	22,191
Convertible Class B Stock, 66 2/3¢ par value; 3,051,597 shares issued and outstanding as of April 1, 2004 and April 3, 2003	2,035	2,035
Additional paid-in capital	469,498	464,663
Accumulated other comprehensive loss	(1,993)	(8,773)
Accumulated deficit	(210,716)	(200,002)
Common Stock in treasury, at cost, 77,997 and 35,387 shares as of April 1, 2004 and April 3, 2003, respectively	(1,013)	(582)

Total stockholders' equity	280,604	279,719

Total liabilities and stockholders' equity	$1,506,534	$1,480,698

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003 (restated)	52 Weeks Ended March 28, 2002 (restated)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(10,714)	$(29,546)	$(10,378)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,572	126,994	99,022
Non-cash portion of special and stock-based compensation	8,727	12,549	442
Non-cash portion of pension and postretirement expense	6,029	3,526	3,049
Impairment of long-lived assets	16,272	19,563	–
Impairment of long-lived assets from discontinued operations	–	–	4,668
Deferred income taxes	14,547	(1,286)	7,526
Disposition of assets and other gains	(2,590)	(1,385)	(1,821)
Loss on sale—discontinued operations	5,591	–	–
Loss on repurchase of Notes due 2009 and 2011	13,947	–	–
Change in assets and liabilities, net of effects from acquisition of GC Companies Inc.:
Receivables	(5,388)	(2,292)	(7,195)
Other assets	(9,525)	10,170	(6,573)
Accounts payable	13,971	(14,723)	7,114
Accrued expenses and other liabilities	3,565	11,889	6,310
Other, net	4,274	(6,712)	(1,073)

Net cash provided by operating activities	183,278	128,747	101,091

Cash flows from investing activities:
Capital expenditures	(95,011)	(100,932)	(82,762)
Proceeds from sale/leasebacks	63,911	43,665	7,486
Construction project costs:
Reimbursable by landlord	–	(38,586)	(28,122)
Reimbursed by landlord	–	13,259	25,243
Acquisition of MegaStar Cinemas, L.L.C., net of cash acquired	(13,374)	–	–
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	(2,075)	(47,314)	–
Acquisition of Gulf States Theatres	–	(752)	(45,020)
Purchase of leased furniture, fixtures and equipment	(15,812)	(7,052)	(23,739)
Payment on disposal—discontinued operations	(5,252)	–	–
Proceeds from disposition of long-term assets	9,289	5,494	6,647
Other, net	(11,054)	(4,983)	(4,243)

Net cash used in investing activities	(69,378)	(137,201)	(144,510)

Cash flows from financing activities:
Repayments under Credit Facility	–	–	(270,000)
Proceeds from issuance of 8% Senior Subordinated Notes due 2014	294,000	–	–
Proceeds from issuance of 9 7/8% Senior Subordinated Notes due 2012	–	–	172,263
Repurchase of Notes due 2009 and 2011	(292,117)	–	–
Net proceeds from sale of Common Stock	–	–	100,800
Net proceeds from sale of Preferred Stock	–	–	230,022
Construction project costs reimbursed by landlord	–	29,612	881
Principal payments under capital and financing lease obligations	(2,574)	(2,580)	(2,638)
Deferred financing costs on credit facility due 2009	(3,725)	–	–
Change in cash overdrafts	(19,339)	7,325	(3,406)
Change in construction payables	(4,307)	(528)	6,264
Proceeds from exercise of stock options	3,894	–	–
Treasury Stock purchases and other	(445)	(392)	(5,307)

Net cash provided by (used in) financing activities	(24,613)	33,437	228,879
Effect of exchange rate changes on cash and equivalents	(451)	(3)	(103)

Net increase in cash and equivalents	88,836	24,980	185,357
Cash and equivalents at beginning of year	244,412	219,432	34,075

Cash and equivalents at end of year	$333,248	$244,412	$219,432

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $2,658, $4,095, and $2,677 during fiscal 2004, 2003 and 2002, respectively)	$78,479	$78,677	$59,824
Income taxes, net	3,880	(9,757)	(3,579)
Schedule of non-cash investing and financing activities:
Preferred dividends	$40,277	$27,165	$29,421
See Note 2—Acquisitions for information about the non-cash components of the acquisition of GC Companies, Inc.

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock
			Common Stock
(In thousands, except share and per share data)

	Shares	Amount	Shares	Amount
Balance, March 30, 2001 (as previously reported)	–	$–	19,447,598	$12,965
Adjustment for cumulative effect of restatements	–	–	—	—

Balance, March 30, 2001 (restated)	–	–	19,477,598	12,965
Comprehensive Loss: (restated)
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–

Comprehensive Loss
Sale of Common Stock	–	–	10,350,000	6,900
Sale of Preferred Stock	250,000	167	–	–
Conversion of Class B Stock	–	–	240,448	160
Preferred Stock for dividends	11,989	8	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Accrued interest on employee notes for Common Stock purchases	–	–	–	–

Balance, March 28, 2002	261,989	175	30,038,046	20,025
Comprehensive Loss: (restated)
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–

Comprehensive Loss
Stock issued in connection with acquisition of GC	–	–	2,430,429	1,621
Conversion of Class B Stock	–	–	749,948	500
Preferred Stock for dividends	18,118	12	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Stock awards, options exercised and other	–	–	67,750	45
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Accrued interest on employee notes for Common Stock purchases	–	–	–	–
Forgiveness of employee notes	–	–	–	–
Treasury stock purchase	–	–	–	–

Balance, April 3, 2003	280,107	$187	33,286,173	$22,191
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Unrealized gain on marketable securities	–	–	–	–

Comprehensive Loss
Preferred Stock for dividends	19,370	13	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Stock awards, options exercised and other (net of tax benefit of $664)	–	–	603,580	402
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Treasury stock purchase	–	–	–	–

Balance, April 1, 2004	299,477	$200	33,889,753	$22,593

See Notes to Consolidated Financial Statements

	Convertible Class B Stock						Common Stock in Treasury
						Employee Notes for Common Stock Purchases
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit) (restated)				Total Stockholders' Equity (Deficit) (restated)
	Shares	Amount					Shares	Amount
Balance, March 30, 2001 (as previously reported)	4,041,993	$2,695	$106,713	$(15,121)	$(156,047)	$(9,881)	20,500	$(369)	$(59,045)
Adjustment for cumulative effect of restatements	—	—	—	—	(4,031)	—	—	—	(4,031)

Balance, March 30, 2001 (restated)	4,041,993	2,695	106,713	(15,121)	(160,078)	(9,881)	20,500	(369)	(63,076)
Comprehensive Loss: (restated)
Net loss	–	–	–	–	(10,378)	–	–	–	(10,378)
Foreign currency translation adjustment	–	–	–	(2,047)	–	–	–	–	(2,047)
Additional minimum pension liability	–	–	–	201	–	–	–	–	201

Comprehensive Loss									(12,224)
Sale of Common Stock	–	–	93,900	–	–	–	–	–	100,800
Sale of Preferred Stock	–	–	229,855	–	–	–	–	–	230,022
Conversion of Class B Stock	(240,448)	(160)	–	–	–	–	–	–	–
Preferred Stock for dividends	–	–	28,042	–	–	–	–	–	28,050
Preferred Stock dividends	–	–	(29,421)	–	–	–	–	–	(29,421)
Preferred Stock accretion	–	–	1,371	–	–	–	–	–	1,371
Deferred compensation—restricted stock awards	–	–	(478)	–	–	–	–	–	(478)
Unissued restricted stock awards	–	–	920	–	–	–	–	–	920
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(549)	–	–	(549)

Balance, March 28, 2002	3,801,545	2,535	430,902	(16,967)	(170,456)	(10,430)	20,500	(369)	255,415
Comprehensive Loss: (restated)
Net loss	–	–	–	–	(29,546)	–	–	–	(29,546)
Foreign currency translation adjustment	–	–	–	9,557	–	–	–	–	9,557
Additional minimum pension liability	–	–	–	(501)	–	–	–	–	(501)
Unrealized loss on marketable securities	–	–	–	(862)	–	–	–	–	(862)

Comprehensive Loss									(21,352)
Stock issued in connection with acquisition of GC	–	–	31,530	–	–	–	–	–	33,151
Conversion of Class B Stock	(749,948)	(500)	–	–	–	–	–	–	–
Preferred Stock for dividends	–	–	25,112	–	–	–	–	–	25,124
Preferred Stock dividends	–	–	(27,165)	–	–	–	–	–	(27,165)
Preferred Stock accretion	–	–	2,027	–	–	–	–	–	2,027
Stock awards, options exercised and other	–	–	152	–	–	–	–	–	197
Deferred compensation—restricted stock awards	–	–	(1,087)	–	–	–	–	–	(1,087)
Unissued restricted stock awards	–	–	3,192	–	–	–	–	–	3,192
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(108)	–	–	(108)
Forgiveness of employee notes	–	–	–	–	–	10,538	–	–	10,538
Treasury stock purchase	–	–	–	–	–	–	14,887	(213)	(213)

Balance, April 3, 2003	3,051,597	$2,035	$464,663	$(8,773)	$(200,002)	$–	35,387	$(582)	$279,719
Comprehensive Loss:
Net loss	–	–	–	–	(10,714)	–	–	–	(10,714)
Foreign currency translation adjustment	–	–	–	6,877	–	–	–	–	6,877
Additional minimum pension liability	–	–	–	(622)	–	–	–	–	(622)
Unrealized gain on marketable securities	–	–	–	525	–	–	–	–	525

Comprehensive Loss									(3,934)
Preferred Stock for dividends	–	–	38,237	–	–	–	–	–	38,250
Preferred Stock dividends	–	–	(40,277)	–	–	–	–	–	(40,277)
Preferred Stock accretion	–	–	2,006	–	–	–	–	–	2,006
Stock awards, options exercised and other (net of tax benefit of $664)	–	–	4,114	–	–	–	–	–	4,516
Deferred compensation—restricted stock awards	–	–	(68)	–	–	–	–	–	(68)
Unissued restricted stock awards	–	–	823	–	–	–	–	–	823
Treasury stock purchase	–	–	–	–	–	–	42,610	(431)	(431)

Balance, April 1, 2004	3,051,597	$2,035	$469,498	$(1,993)	$(210,716)	$–	77,997	$(1,013)	$280,604

AMC Entertainment Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended April 1, 2004, April 3, 2003 and March 28, 2002

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

        Restatements:    In connection with the annual audit of the Company's consolidated financial statements, the Company, with the concurrence of its independent registered public accounting firm, determined that its financial statements for the years ended April 3, 2003 and March 28, 2002 as previously filed needed to be restated for the following items:

        Foreign deferred tax assets:    The Company had previously recorded valuation allowances against deferred tax assets in foreign jurisdictions when it became clear, based on theatre impairments or other factors, that it would not be profitable in those jurisdictions. The Company has now determined that full valuation allowances should be recorded against deferred tax assets in all foreign jurisdictions when it is more likely than not that the deferred tax assets will not be realized.

        Accordingly, the Company has restated its financial statements for the years ended April 3, 2003 and March 28, 2002 and the balance of retained earnings as of March 29, 2001 to reflect additional valuation allowances on foreign deferred tax assets. The effects of such adjustments are summarized as follows:

Cumulative decrease to retained earnings at March 29, 2001	$3,800,000
Increase in income tax provision and net loss for the year ended March 28, 2002	800,000
Increase in income tax provision and net loss for the year ended April 3, 2003	$9,000,000

        Swedish tax benefits recorded in loss from discontinued operations:    In the third quarter of the year ended April 1, 2004, the Company recorded a $2,500,000 U.S. federal income tax benefit generated from a worthless stock deduction relating to the Company's Sweden operations which were sold in that quarter. The Company subsequently determined that the income tax benefit in the amount of $3,600,000 should have been recorded in the year ended March 28, 2002 (the period in which the Sweden investment was restructured and became worthless).

        Additionally, in the year ended March 28, 2002, the Company recorded a deferred tax asset of $1,500,000 for asset impairments in Sweden. The Company subsequently determined that the deferred tax asset should have been reserved with a full valuation allowance.

        Accordingly, the Company has restated its financial statements for the year ended March 28, 2002 to record the net effects of such adjustments. The net effects of such adjustments (which are recorded in loss from discontinued operations) are summarized as follows:

Decrease in loss from discontinued operations and net loss for the year ended March 28, 2002	$2,100,000

        Straight-line contingent rentals:    Rent expense for leases with rent escalation clauses are required to be recorded on a straight-line method under certain circumstances. The Company recently determined that it has one lease that has a clause for contingent rents in which case the contingency was virtually certain to occur. Rent expense for this lease should have been recorded on the straight-line method. Accordingly, the Company has restated its financial statements for the years ended April 3, 2003 and March 28, 2002 and the balance of retained earnings as of March 29, 2001 to reflect the straight-line method of recording the contingent portion of rent expense for this one lease. The effects of such adjustments are summarized as follows:

Cumulative decrease in retained earnings at March 29, 2001	$231,000
Increase in net loss (net of income tax benefit of $200,000) for the year ended March 28, 2002	$210,000
Increase in net loss (net of income tax benefit of $200,000) for the year ended April 3, 2003	$244,000

        The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying Consolidated Financial Statements:

	Years Ended
	April 3, 2003		March 28, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations data:
(in thousands except per share data)
Rent	$299,933	$300,377	$234,359	$234,769
Total costs and expenses	1,728,795	1,729,239	1,278,389	1,278,799
Loss from continuing operations before income taxes	(18,018)	(18,462)	(2,943)	(3,353)
Income tax provision	1,200	10,000	2,100	2,700
Loss from continuing operations	(19,218)	(28,462)	(5,043)	(6,053)
Loss from discontinued operations	(1,084)	(1,084)	(6,425)	(4,325)
Net loss	(20,302)	(29,546)	(11,468)	(10,378)
Net loss for common shares	(47,467)	(56,711)	(40,889)	(39,799)
Basic and diluted loss per share of common stock:
Loss from continuing operations	$(1.28)	$(1.53)	$(1.45)	$(1.50)
Loss from discontinued operations	(0.03)	(0.03)	(0.28)	(0.18)

Net loss per share	$(1.31)	$(1.56)	$(1.73)	$(1.68)

Balance Sheet Data (at period end):
(in thousands except per share data)
Deferred income taxes (long-term)	$171,152	$160,152
Total assets	1,491,698	1,480,698
Other long-term liabilities	176,370	177,555
Accumulated deficit	(187,817)	(200,002)
Stockholders' equity	291,904	279,719
	Retained Earnings (Accumulated Deficit)
	As Previously Reported	As Restated
Consolidated Statements of Stockholders' Equity:
(in thousands except per share data)
Balance at March 30, 2001	$(156,047)	$(160,078)
Net loss	(11,468)	(10,378)

Balance at March 28, 2002	(167,515)	(170,456)
Net loss	(20,302)	(29,546)

Balance at April 3, 2003	$(187,817)	$(200,002)

        The accumulated deficit previously reported at March 30, 2001 of $156,047,000 has been restated to a deficit of $160,078,000, which is an increase of $4,031,000, to reflect the effect of the restatement adjustments for the periods prior to fiscal 2002. Such cumulative adjustments also had the corresponding effect of decreasing deferred income taxes (long-term) by $3,700,000 and increasing other long-term liabilities by $331,000 for deferred rent.

        All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. See Note 3 Discontinued Operations.

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

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. Fiscal 2004 and 2002 reflect 52 week periods. Fiscal year 2003 reflects a 53 week period.

        Revenues:    Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of discounted theatre tickets and gift certificates (no revenue or income recognition for non-presentment) until such time as the items are redeemed or the gift certificate liabilities are extinguished and the discounted theatre tickets expire. The Company recognizes revenues related to on-screen advertising over the period that the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of its agreements with advertisers.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. As of April 1, 2004 and April 3, 2003, the Company recorded film payables of $57,094,000 and $48,879,000, respectively. The Company recorded film exhibition costs of $649,380,000, $660,982,000 and $485,799,000 in fiscal 2004, 2003 and 2002, respectively.

        Concession Costs:    Generally, the Company records payments from vendors as a reduction of concession costs when earned. Revenue is recorded when it is determined that the payment was for the fair value of services provided to the vendor where the benefit to the vendor is sufficiently separable from the Company's purchase of the vendor's products. If the consideration received is in excess of fair value, then the excess is recorded as a reduction of concession costs. In addition, if the payment from the vendor is for a reimbursement of expenses, then those expenses are offset.

        NCN and Other:    The Company recognizes revenues related to on-screen advertising over the period the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of its agreements with advertisers. Its on-screen advertising subsidiary (NCN) operates its advertising program through agreements with other theatre circuits. These circuit agreements stipulate the amount of circuit payments a theatre will receive for running on-screen slides, on-film programs and other related in-theatre products and services. The Company's circuit agreements have terms of 1 to 5 years, with an annual cancellation provision included in select agreements. Certain circuits have agreements requiring an annual minimum exhibitor share payment. The Company recognizes the minimum exhibitor share payments as an expense on a straight-line basis over the terms of the agreements and any excess minimum exhibitor share payments are recognized when earned.

        Loyalty Program:    The Company records the estimated incremental cost of providing free concession items for awards under its Moviewatcher loyalty program when the awards are earned.

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

        Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of April 1, 2004 and April 3, 2003 was $19,737,000 and $39,076,000, respectively.

        Property:    Property is recorded at cost. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods, with respect to certain assets, for income tax purposes. The estimated useful lives are as follows:

Buildings and improvements	5 to 40 years
Leasehold improvements	1 to 20 years
Furniture, fixtures and equipment	1 to 10 years

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

        Intangible Assets:    Intangible assets are recorded at cost and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer lists, non-competition and consulting agreements and trademarks, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets. The gross carrying amount of intangible assets was $57,719,000 and $64,230,000 as of April 1, 2004 and April 3, 2003, respectively. Accumulated amortization on intangible assets was $33,801,000 and $34,180,000 as of April 1, 2004 and April 3, 2003, respectively. Amortization expense was $6,290,000, $7,138,000 and $2,420,000 in fiscal 2004, 2003 and 2002, respectively. The original useful lives of these assets ranged from 1 to 36 years and the remaining useful lives range from 1 to 9 years.

        Investments:    We account for investments in non-consolidated entities using the equity method of accounting. As of April 1, 2004, the Company holds a 50% interest in Hoyts General Cinemas South America ("HGCSA"), a partnership that operates seventeen theatres in South America. The Company has recorded an investment in HGCSA of $0 as of April 1, 2004 and April 3, 2003. As of April 1, 2004 the amount of underlying deficit in net assets of HGCSA was $1,988,000. The Company has not recorded its investment in HGCSA below $0 as it is not directly obligated to fund the losses of HGCSA.

        Acquisitions:    The Company accounts for its acquisitions of theatrical exhibition business using the purchase method. The purchase method requires that the Company estimates the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash, common stock, senior subordinated notes and bankruptcy related claims. The Company obtained independent third party valuation studies for certain of the assets and liabilities acquired for assistance in determining fair value. The Company consummated acquisitions in fiscal 2004, 2003 and 2002 as discussed in Note 2—Acquisitions.

        Goodwill:    Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets related to acquisitions of theatre circuits. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $71,727,000 as of April 1, 2004. We evaluate goodwill for impairment annually during the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. We consider our North American theatrical exhibition operating segment to be the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by considering the market price of our common stock as well as multiples applied to cash flow estimates less net indebtedness which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value and the market value of our common stock could be volatile.

        Other Long-term Assets:    Other long-term assets are comprised principally of costs incurred in connection with the issuance of debt securities, which are being amortized over the respective lives of the issuances, and investments in real estate.

        Preopening Expense:    Preopening expense consists primarily of advertising and other start-up costs incurred prior to the operation of new theatres and are expensed as incurred.

        Theatre and Other Closure Expense:    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company's closed theatres, other vacant space or theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. Accretion expense for exit activities initiated after December 31, 2002 is included as a component of theatre and other closure expense. The Company recorded theatre and other closure expense of $4,068,000, $5,416,000 and $2,124,000 in fiscal 2004, 2003 and 2002, respectively. Accrued theatre and other closure expense is generally classified as current based upon management's intention to negotiate termination of the related lease obligations within one year.

        Sale and Leaseback Transactions:    The Company accounts for the sale and leaseback of real estate assets in accordance with Statement of Financial Accounting Standards No. 98 Accounting For Leases. Losses on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is less than the undepreciated cost of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term. A gain of $15,130,000 on sale and leaseback transactions for 13 theatres entered into in fiscal 1998 has been deferred and is being amortized over the remaining lease terms.

        Impairment of Long-lived Assets:    Management reviews long-lived assets, including intangibles, for impairment as part of the Company's annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. Management evaluates its theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. Because the Christmas and New Years holiday results comprise a significant portion of the Company's operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of the Company's impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when management does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. Fair value for furniture, fixtures and equipment has been determined using similar asset sales and in some instances independent third party valuation studies. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates.

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

        Impairment losses by operating segment follows:

Impairment of long-lived assets (In thousands)	2004	2003	2002
North American theatrical exhibition	$12,747	$4,083	$–
International theatrical exhibition	3,525	15,480	4,668	(1)

Total impairments of long-lived assets	$16,272	$19,563	$4,668

(1)
Included as a component of discontinued operations.

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

        Stock-based Compensation:    The Company accounts for the stock options, restricted stock awards and deferred stock units under plans that it sponsors following the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees (APB No. 25) and related interpretations. Stock-based employee compensation expense related to restricted stock awards and deferred stock units of $8,727,000, $2,011,000 and $442,000 was reflected in net loss for fiscal 2004, 2003 and 2002, respectively. No stock-based employee compensation expense for stock options was reflected in net loss for fiscal 2004,

2003 and 2002, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table reflects the weighted average fair value per option granted during each year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	2004	2003	2002
Weighted average fair value on grant date	–	$8.82	$4.16
Risk-free interest rate	–	2.6%	4.7%
Expected life (years)	–	5	5
Expected volatility	–	67.7%	66.8%
Expected dividend yield	–	–	–

        The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all stock awards and outstanding and unvested options in each period:

(In thousands, except per share data)	2004	2003 (restated)	2002 (restated)
Net loss:
As reported	$(10,714)	$(29,546)	$(10,378)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	5,236	1,263	265
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(5,930)	(3,052)	(982)

Pro forma	$(11,408)	$(31,335)	$(11,095)

Net loss per common share (basic and diluted):
As reported	$(1.39)	$(1.56)	$(1.68)
Pro forma	$(1.41)	$(1.61)	$(1.71)

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

        Casualty Insurance:    The Company is self-insured for general liability up to $400,000 per occurrence and carries a $400,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses that it will be responsible for paying. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of April 1, 2004 and April 3, 2003, the Company had recorded casualty insurance reserves of $20,479,000 and $19,765,000, respectively. The Company recorded expenses related to general liability and workers compensation claims of $10,581,000, $6,752,000 and $10,304,000 in fiscal 2004, 2003 and 2002, respectively.

        New Accounting Pronouncements:    In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses the recognition and remeasurement of obligations associated with the retirement of a tangible long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 became effective for the Company in fiscal 2004. Adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149 Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 relating to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. Adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150. On November 5, 2003 the FASB deferred the provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. Instruments with characteristics of both liabilities and equity not addressed in SFAS No. 150 may be addressed in Phase 2 of the FASB's Liabilities and Equity project. Adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets ("VIE") and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the VIE's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the VIE in its financial statements. This interpretation applies immediately to VIE's that are created, or for which control is obtained after, January 31, 2003.

        In December 2003, the FASB published a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its requirements. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised interpretation. Otherwise, application of Interpretation 46R ("FIN 46R") is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities ("SPEs") for periods ending after December 15, 2003. Application by public entities, other than business issuers, for all other types of VIEs other than SPEs is required in financial statements for periods ending after March 15, 2004.

        The Company does not have interests in structures commonly referred to as SPEs. The Company applied FIN 46R beginning with our fourth fiscal quarter of 2004. Adoption of FIN 46R did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2003, the FASB published a revision to SFAS No. 132 Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remained in effect until the provisions of SFAS No. 132R were adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003. Adoption of SFAS No. 132R did not have a material impact on the Company's consolidated financing position, results of operations or cash flows.

        On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company's results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require the Company to change previously reported information. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a postretirement benefit plan which may benefit from the subsidy and as a result, the Company is currently evaluating the impact of FSP No. 106-2, which the Company is required to adopt in its second quarter of fiscal 2005.

        The Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-06, "Participating Securities and the Two-Class Method under FAS 128", ("Issue 03-06") at its March 2004 meeting. Issue 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The consensus is effective for the Company in the first fiscal quarter of 2005 and requires retroactive application. The Company is currently evaluating the effect of Issue 03-06 on its financial statements.

        Presentation:    Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation.

NOTE 2—ACQUISITIONS

        On March 15, 2002, the Company acquired the operations and related assets of Gulf States Theatres ("GST") for a cash purchase price of $45,772,000 (see Note 16—Related Party Transactions). In connection with the acquisition, the Company leased five theatres with 68 screens in the New Orleans, Louisiana area. All five of the theatres feature stadium seating and have been built since 1997 and strengthen the Company's position in the New Orleans market. The following is a summary of the allocation of the purchase price to the assets acquired from GST, based on an independent third party valuation study:

(In thousands)
Property	$11,396
Intangible assets	8,540
Goodwill	25,836

Total purchase price	$45,772

        Amounts recorded for goodwill are not subject to amortization, are recorded at the Company's North American theatrical exhibition operating segment (the reporting unit) and are expected to be deductible for tax purposes.

        The Company will pay $300,000 annually for five years in connection with consulting and non-competition agreements related to the acquisition. The annual payments will be included within general and administrative expense in the consolidated statements of operations.

        Amounts allocated to intangible assets relate to $8,200,000 for a non-competition and consulting agreement and $340,000 for an acquired trademark which are the fair values as determined by an independent third party valuation study. The valuation of the non-competition agreement was calculated as the present value of expected cash flows that would be lost due to competition if the agreement was not in place. The valuation of the trademark was based upon the estimated expenditures that a theatre incurs prior to opening in order to build brand-name awareness. The amortization periods for the non-competition and consulting agreement and trademark are seven years and 20 years, respectively. Amortization expense and accumulated amortization are as follows:

(In thousands)	2004	2003	2002
Amortization expense of non-competition and consulting agreement	$1,171	$1,171	$–
Amortization expense of trademark	17	17	–

Total	$1,188	$1,188	$–

(In thousands)	2004	2003	2002
Accumulated amortization of non-competition and consulting agreement	$2,342	$1,171	$–
Accumulated amortization of trademark	34	17

Total	$2,376	$1,188	$–

        Estimated amortization expense for each of the next five fiscal years is $1,171,000 under the non-competition and consulting agreement and $17,000 for the trademark.

        On March 29, 2002, the Company acquired GC Companies, Inc. ("GC") pursuant to a plan of reorganization sponsored by the Company for a purchase price of $168,931,000 (net of $6,500,000 from the sale of GC's portfolio of venture capital investments on the effective date), which included anticipated cash payments of $68,472,000, the issuance of $72,880,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 with a fair value of $71,787,000 and the issuance of 2,578,581 shares of common stock, with an aggregate fair value of $35,172,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). The acquisition included 66 theatres with 621 screens in the United States, 3 managed theatres with 20 screens in the United States and a 50% interest in Hoyts General Cinemas South America which operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay that is accounted for using the equity method.

        As of April 1, 2004, $2,354,000 of the cash portion of the purchase price was unpaid and 148,148 shares of the common stock portion of the purchase price with a fair value of $2,020,000 were unissued. The final purchase price for GC Companies was not determinable until all creditor claims disputed by the GC Companies post-confirmation unsecured creditors committee were consensually resolved or determined by the bankruptcy court. That process was recently completed, and the GC Companies bankruptcy case was closed on May 26, 2004. Through April 1, 2004, we had issued $72,880,000 aggregate principal amount of our senior subordinated notes due 2011 and 2,430,433 shares of our common stock and paid approximately $66,118,000 in cash to creditors of GC Companies. Acquisition of GC's theatre circuit expanded the Company's national footprint of industry-leading theatres, especially in key markets in the Northeast and upper Midwest.

        The GC subsidiary which held its interest in the South American theatre joint venture was not subject to the jurisdiction of the bankruptcy court and the joint venture's lenders retain liens on the Argentine and Chilean entities. Prior to the Company's acquisition of GC, its joint venture defaulted on its Argentine and Chilean loan agreements as the debts thereunder became due in December 2001 and payment was not made in accordance with the agreements. However, in connection with the plan of reorganization, one of the Company's wholly-owned subsidiaries acquired, at par, a 25% undivided, non-voting, economic participation interest in the joint venture's loans for an aggregate purchase price of $10.96 million, whereupon the GC guaranties were released and the lenders agreed to extend the final maturity date of the loans. The joint venture is currently renegotiating payment terms related to these loans. Non-compliance with covenants applicable to these loans could result in an acceleration of the loan payment terms or default. Because of such considerations the Company attributes no value to its investment in the joint venture and participation interest in the joint venture's loans. The Company accounted for the payment above as part of the total purchase price for GC. The amount of the purchase price allocated to the participation interest in the joint venture's loans was estimated to be $0 based on the final valuation study performed by an independent third party, which took into account, among other things, the effect that the massive devaluation of the Argentine peso would have on the Argentine operating company's ability to repay US dollar denominated debt and continuing defaults under the joint venture's loans.

        The following is a summary of the allocation of the purchase price to the assets and liabilities of GC based on estimates of fair value from an independent third party valuation study and the final settlement of liabilities assumed from GC:

(In thousands)
Cash and equivalents	$10,468
Current assets	12,828
Property	133,509
Intangible assets	23,318
Goodwill	34,624
Deferred income taxes	35,700
Other long-term assets	7,738
Current liabilities	(32,113)
Other long-term liabilities	(57,141)

Total purchase price	$168,931

        Amounts recorded for goodwill are not subject to amortization, are recorded at the Company's North American theatrical exhibition operating segment (the reporting unit) and are not expected to be deductible for tax purposes.

        Amounts allocated to intangible assets relate to $19,664,000 of favorable leases assumed from GC and gift certificate and discount ticket customer lists of $3,654,000 which are the fair values as determined by an independent third party valuation study. The weighted average amortization period for favorable leases and customer lists is approximately 10 years and 2 years, respectively. Amortization expense and accumulated amortization are as follows:

(In thousands)	2004	2003	2002
Amortization expense of favorable leases	$2,031	$2,241	$–
Amortization expense of customer lists	1,929	1,725	–

Total	$3,960	$3,966	$–

(In thousands)	2004	2003	2002
Accumulated amortization of favorable leases	$4,272	$2,241	$–
Accumulated amortization of customer lists	3,654	1,725	–

Total	$7,926	$3,966	$–

        Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Favorable Leases	Customer Lists	Total
2005	$2,033	$–	$2,033
2006	2,033	–	2,033
2007	1,929	–	1,929
2008	1,892	–	1,892
2009	1,873	–	1,873

        On December 19, 2003, the Company acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. ("MegaStar") for an estimated cash purchase price of $14,950,000. In connection with the acquisition, the Company assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating, have been built since 2000 and strengthen the Company's position in the Minneapolis and Atlanta markets. As of April 1, 2004, $1,536,000 of the estimated total purchase price was unpaid. The results of operations are included in the Consolidated Statements of Operations from December 19, 2003. The Company believes the results of operations of the acquired theatres are not material to the Company's Consolidated Statements of Operations and pro forma information is not included herein. The following is a summary of the allocation of the purchase price to the assets acquired from MegaStar based on management estimates of fair value and an independent third party valuation study:

(In thousands)
Cash and equivalents	$40
Current assets	94
Property	6,946
Other long-term assets	84
Goodwill	7,786

Total purchase price	$14,950

        Amounts recorded for goodwill are not subject to amortization, were recorded at the Company's North American theatrical exhibition operating segment (the reporting unit) and are expected to be deductible for tax purposes.

NOTE 3—DISCONTINUED OPERATIONS

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

        The operations and cash flows of the Sweden theatre have been eliminated from the Company's ongoing operations as a result of the disposal transaction and the Company does not have any significant continuing involvement in the operations of the Sweden theatre after the disposal transaction. The results of operations of the Sweden theatre have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Sweden theatre were previously reported in the Company's International operating segment. Components of amounts reflected as loss from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003 (restated)	52 Weeks Ended March 28, 2002 (restated)
Revenues
Admissions	$3,378	$4,879	$3,526
Concessions	949	1,388	935
Other theatre	198	228	184

Total revenues	4,525	6,495	4,645
Expense
Film exhibition costs	1,698	2,434	1,778
Concession costs	321	457	345
Theatre operating expense	1,572	2,707	2,603
Rent	1,678	2,512	2,470
General and administrative expense—other	54	150	18
Preopening	–	–	(18)
Depreciation and amortization	42	26	720
Impairment of long-lived assets	–	–	4,668
Disposition of assets and other gains	5,591	–	–

Total costs and expenses	10,956	8,286	12,584
Investment income	–	(7)	(14)

Loss before income taxes	(6,431)	(1,784)	(7,925)
Income tax benefit	(2,600)	(700)	(3,600)

Loss from discontinued operations	$(3,831)	$(1,084)	$(4,325)

        Amounts for the Sweden theatre included in the Company's Consolidated Balance Sheets are presented in the following table:

Balance sheet data:

(In thousands)	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
Current assets	$3	$661
Property, net	–	54
Current liabilities	(16)	(1,078)

NOTE 4—PROPERTY

        A summary of property is as follows:

(In thousands)	2004	2003
Property owned:
Land	$13,698	$34,563
Buildings and improvements	220,340	255,950
Leasehold improvements	409,388	399,891
Furniture, fixtures and equipment	859,242	799,082

	1,502,668	1,489,486
Less-accumulated depreciation and amortization	732,338	640,709

	770,330	848,777
Property leased under capital leases:
Buildings and improvements	28,128	29,119
Less-accumulated amortization	21,181	21,433

	6,947	7,686

	$777,277	$856,463

        Included in property is $15,007,000 and $69,968,000 of construction in progress as of April 1, 2004 and April 3, 2003, respectively.

NOTE 5—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	2004	2003 (restated)
Other current assets:
Prepaid rent	$26,591	$24,847
Deferred income taxes	18,118	15,793
Income taxes receivable	5,947	–
Other	12,020	10,092

	$62,676	$50,732

Other long-term assets:
Investments in real estate	$10,303	$11,996
Deferred financing costs	18,034	13,093
Other	25,595	25,557

	$53,932	$50,646

Accrued expenses and other liabilities:
Income taxes payable	$–	$4,080
Taxes other than income	30,389	29,613
Interest	8,869	8,952
Payroll and vacation	10,237	10,039
Casualty claims and premiums	7,010	7,955
Accrued bonus	13,123	14,126
Theatre and other closure	16,071	21,011
Unpaid acquisition costs	5,910	6,450
Other	20,777	9,991

	$112,386	$112,217

(In thousands)	2004	2003 (restated)
Other long-term liabilities:
Deferred rent and unfavorable leases	$113,171	$112,842
Casualty claims and premiums	13,469	11,810
Pension and other benefits	25,950	20,459
Deferred income	11,829	7,185
Deferred gain	10,006	11,402
Advance sale leaseback proceeds	–	6,994
Theatre and other closure	1,799	1,488
Other	6,243	5,375

	$182,467	$177,555

NOTE 6—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	2004	2003
Credit Facility due 2009	$–	$–
Credit Facility due 2004	–	–
9 1/2% Senior Subordinated Notes due 2009	–	200,000
9 1/2% Senior Subordinated Notes due 2011	214,474	297,880
9 7/8% Senior Subordinated Notes due 2012	175,000	175,000
8% Senior Subordinated Notes due 2014	300,000	–
Discounts on Senior Subordinated Notes	(3,043)	(4,219)
Capital and financing lease obligations, interest ranging from 7 1/4% to 20%	61,281	59,101

	747,712	727,762
Less-current maturities	2,748	2,565

	$744,964	$725,197

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of April 1, 2004 are as follows:

	Capital and Financing Lease Obligations
(In thousands)	Minimum Lease Payments	Less Interest	Principal	Principal Amount of Corporate Borrowings	Total
2005	$10,459	$7,711	$2,748	$–	$2,748
2006	10,279	7,421	2,858	–	2,858
2007	9,910	6,940	2,970	–	2,970
2008	9,170	6,516	2,654	–	2,654
2009	8,646	6,207	2,439	–	2,439
Thereafter	92,789	45,177	47,612	689,474	737,086

Total	$141,253	$79,972	$61,281	$689,474	$750,755

Credit Facility due 2009

        On March 26, 2004, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Facility") with The Bank of Nova Scotia, Citicorp North America, Inc., General Electric Capital Corporation, Bank of America, N.A. and various other financial institutions. The Credit Facility replaces the Company's previous Amended and Restated Credit Agreement dated as of April 10, 1997 which was terminated in connection with the execution of the Credit Facility and in any event was scheduled to mature on April 10, 2004.

        The $175,000,000 credit facility permits borrowings at interest rates based on either the bank's base rate or LIBOR plus applicable margins ranging from 1.0% to 2.0% on base rate loans and from 2.0% to 3.0% on LIBOR loans and requires an annual commitment fee of 0.5% on the unused portion of the commitment. The Credit Facility matures on April 9, 2009. The total commitment under the Credit Facility as of April 1, 2004 is $175,000,000; however, the Credit Facility contains covenants that limit the Company's ability to incur debt. As of April 1, 2004, the Company had no outstanding borrowings under the Credit Facility and approximately $163,000,000 was available for borrowing under the Credit Facility.

        Covenants under the Credit Facility impose limitations on indebtedness, creation of liens, change of control, transactions with affiliates, mergers, investments, guaranties, asset sales, dividends, business activities, repurchase of capital stock or subordinated debt and pledges. In addition, the Credit Facility contains certain financial covenants. As of April 1, 2004, the Company was in compliance with all financial covenants relating to the Credit Facility.

        Costs related to the establishment of the Credit Facility were capitalized and are charged to interest expense over the life of the Credit Facility. Unamortized issuance costs of $3,844,000 as of April 1, 2004 are included in other long-term assets.

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

        On March 25, 2004, the Company redeemed the $200,000,000 of the Notes due 2009 for $204,750,000. A loss of $8,590,000 was recognized in connection with the redemption, including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. The loss is included within other expense in the Consolidated Statements of Operations for the year ended April 1, 2004.

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

        On March 25, 2004, the Company redeemed $83,406,000 of its Notes due 2011 for $87,367,000. A loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,962,000, unamortized issue costs of $1,125,000 and unamortized discount of $270,000. The loss is included within other expense in the Consolidated Statements of Operations for the year ended April 1, 2004.

        The Indenture to the Notes due 2011 contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2011 attain "investment grade status", the covenants in the Indenture limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of April 1, 2004, the Company was in compliance with all financial covenants relating to the Notes due 2011.

        The discount on the Notes due 2011 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2011 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $2,800,000 as of April 1, 2004 are included in other long-term assets.

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

        The Indenture to the Notes due 2012 contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. As of April 1, 2004, the Company was in compliance with all financial covenants relating to the Notes due 2012.

        The discount on the Notes due 2012 is being amortized to interest expense following the interest method. Costs related to the issuance of the Notes due 2012 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $4,579,000 as of April 1, 2004 are included in other long-term assets.

Notes Due 2014

        On February 24, 2004, the Company sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"). The Company applied the net proceeds from the sale of Notes due 2014, plus cash on hand, to redeem all outstanding $200,000,000 aggregate principal amount of its Notes due 2009 and $83,406,000 aggregate principal amount of its Notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the Indenture), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2014 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2014 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2011 and Notes due 2012.

        The Indenture to the Notes due 2014 contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. As of April 1, 2004, the Company was in compliance with all financial covenants relating to the Notes due 2014.

        Costs related to the issuance of the Notes due 2014 were capitalized and are charged to interest expense, following the interest method, over the life of the securities. Unamortized issuance costs of $6,811,000 as of April 1, 2004 are included in other long-term assets.

Capital and Financing Lease Obligations

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. As a result, the Company has recorded $41,164,000 and $37,632,000 as financing lease obligations on its Consolidated Balance Sheets related to these types of projects as of April 1, 2004 and April 3, 2003, respectively.

        The Company's lenders issue letters of credit on behalf of the Company in the normal course of its business. The outstanding amount on these letters of credit was $14,068,000 as of April 1, 2004 with maturity dates ranging from June 2004 to April 2005.

NOTE 7—STOCKHOLDERS' EQUITY

        The Company has two classes of common stock outstanding, Common Stock and Class B Stock, which do not provide for different dividend rates or other preferences, other than voting rights, between the two classes of common stock.

Voting Rights

        The holders of Common Stock are entitled to one vote per share and, except for the election of directors, vote together as a single class with the holders of the Company's Class B Stock and holders of the Company's Series A Convertible Preferred Stock who are entitled to vote their shares, on an as-converted basis, subject to the right to vote as a separate class as required by law and on certain charter amendments affecting the number of authorized shares of Common Stock or the par value or relative powers, preferences or special rights thereof.

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

        The Company has authorized 10,000,000 shares of Preferred Stock (66 2/3¢ par value), of which 2,000,000 shares have been designated under the Company's Certificate of Designations as Series A Convertible Preferred Stock ("Series A Preferred") and 2,000,000 shares have been designated as Series B Exchangeable Preferred Stock ("Series B Preferred", and collectively with the Series A Preferred, the "Preferred Stock"). As of April 1, 2004, 299,477 Series A Preferred shares were issued and outstanding.

        On March 29, 2002, the Company acquired GC pursuant to a plan of reorganization sponsored by the Company for purchase price of $168,931,000 (net of $6,500,000 from the sale of GC's portfolio of venture capital investments on the effective date), which includes the issuance of 2,578,581 shares of Common Stock, with an aggregate fair value of $35,172,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan).

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

        Dividends on the Series A Preferred accumulate at an annual rate of 6.75% and are payable when, as and if declared by the Company's Board of Directors. Dividends on the Series A Preferred must be paid with additional Series A Preferred shares for the first three years from April 19, 2001. Between April 20, 2004 and April 19, 2008, dividends may be paid in either additional Series A Preferred shares or cash, at the Company's option, and must be paid in cash after April 19, 2008, unless prohibited by the Indentures for the Notes due 2011, in which case such dividends are payable in additional Series A Preferred shares.

        Preferred Stock dividends paid in shares of Preferred Stock are recorded at their estimated fair value on the date of declaration. The carrying value of Series A Preferred is accreted to its redemption price (including any accrued and unpaid dividends) over ten years (the period from initial issuance until redemption first becomes available to the holder of the security) using the interest method. During fiscal 2004, the Company recorded dividends of 19,697 shares of Series A Preferred valued at $40,277,000. During fiscal 2003, the Company recorded dividends of 18,422 shares of Series A Preferred valued at $27,165,000.

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

Consultation with Securities & Exchange Commission

        On March 24, 2004 the Company filed a registration statement on Form S-4 (Commission File No. 333-113911) with the Securities and Exchange Commission (the "SEC"), which was amended on May 7, 2004 and incorporates by reference the Company's Annual Report on Form 10-K for the fiscal year ended April 3, 2003 and Form 8-K filed on February 17, 2004. The SEC Staff determined to review the registration statement and the Company's periodic reports filed with the SEC identified above. As a result of the review of the periodic reports, the SEC Staff requested that the Company classify its Series A Convertible Preferred Stock outside of permanent equity into a temporary equity classification. The Company is currently engaged in technical discussions with the Office of the Chief Accountant of the SEC regarding the appropriate classification of its outstanding Series A Convertible Preferred Stock.

        In July 2001, the SEC Staff issued an Announcement which was codified as EITF Topic No. D-98. During fiscal 2002, the Company adopted Topic No. D-98 Classification and Measurement of Redeemable Securities. Topic No. D-98 provides guidance about determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer. At the time of adoption of Topic No. D-98, there was no impact to the Company's consolidated financial position, results of operations or cash flows. Currently, the Company believes that Topic No. D-98 will not require its outstanding Series A Convertible Preferred Stock to be classified outside of permanent stockholders' equity until such time, if ever, that (i) the holders of its Preferred Stock either (a) are entitled to elect a majority of the board of directors or (b) could convert a portion of their Preferred Stock into a sufficient number of shares of common stock to gain control of the board of directors and (ii) the Company's optional right to redeem the Preferred Stock is unconditional. Such circumstances do not presently exist and the Company believes should not exist prior to 2006, if ever. This conclusion is currently under discussion with the Staff of the SEC and is subject to change.

        The possible reclassification of the Company's Series A Convertible Preferred Stock outside of permanent stockholders' equity would not, if made, have an impact on previously reported earnings, current earnings or related earnings per share.

        The impact to the financial statements if this reclassification were made, is as follows:

Cumulative decrease to stockholders' equity, March 28, 2002	$259,443,000
Cumulative decrease to stockholders' equity, April 3, 2003	286,594,000
Cumulative decrease to stockholders' equity, April 1, 2004	326,850,000

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

        In December 1999, AMCE adopted a stock option and incentive plan for Outside Directors (the "1999 Outside Directors Plan"). This plan, which was terminated in fiscal 2004 except as to outstanding awards, provided for a one-time grant to outside directors of non-qualified stock options and permitted directors to receive up to all of their annual cash retainer in options in lieu of cash. The 1999 Outside Directors Plan provided that the option exercise price for stock options be equal to the fair market value of the stock at the date of grant and unexercised options expire no later than ten years after date of grant. Options issued under the 1999 Outside Directors Plan during fiscal 2002 and 2001 vest one year from the date of issuance.

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

        During the second quarter of fiscal 2004 the Company's Shareholders approved and the Company adopted the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (the "2003 LTIP"). The 2003 LTIP provides for five basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of restricted stock awards, (iii) grants of deferred stock units, (iv) grants of deferred cash awards and (v) performance grants which may be settled in stock options, shares of common stock, restricted stock, deferred stock units, deferred cash awards, or cash, or any combination thereof. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 6,500,000 shares. The 2003 LTIP provides that the option exercise price for stock options may not be less than the fair market value of stock at the date of grant, options may not be repriced and unexercised options expire no later than ten years after date of grant. No options have been issued under the 2003 LTIP as of April 1, 2004.

        On September 18, 2003, the Board of Directors made performance grants with award opportunities having an aggregate value of $10,124,000. These grants are subject to the satisfaction of performance measures during fiscal 2004 and/or the exercise of discretion by the Compensation Committee of the Board of Directors. Performance grants will be settled with up to $1,657,000 in deferred cash awards and the balance (up to $8,467,000) in deferred stock units, which will entitle the holder to one share of Common Stock for each deferred stock unit at the end of a deferral period. The number of deferred stock units issuable in connection with these performance grants will be based on the average closing prices of the Company's common stock over the ten trading days ending on the last day of the fiscal year. With an average price of $15.12, the average closing stock price over the ten trading days ending on April 1, 2004, up to 559,987 deferred stock units could be issuable with respect to fiscal 2004 if all performance measures are met and all discretionary awards are made. The deferred stock units will be subject to three-year vesting and deferral periods which will run concurrently. Participants may elect to further defer receipt for specified periods after the end of the initial three year deferral period. Expenses related to the awards will be recognized over the service period in fiscal 2004.

        The Company has recorded $8,021,000 and $1,605,000 in accrued expenses and other liabilities related to grants of deferred stock units and deferred cash awards, respectively, under the 2003 LTIP as of April 1, 2004. On June 11, 2004, the Compensation Committee of the Board of Directors approved the accrued distributions under the 2003 LTIP.

        On May 13, 2002, the Company granted stock awards on 170,710 shares of Common Stock with a fair value of $2,593,000 which vest 50% one year from issuance and 50% two years from issuance. As of April 1, 2004, 11,497 of these shares were forfeited prior to vesting.

        The Company recognized $706,000 and $2,011,000 of compensation expense during fiscal 2004 and 2003, respectively, related to stock awards.

        A summary of stock option activity under all plans is as follows:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	1,978,165	$12.98	1,553,570	$12.34	1,174,120	$14.07
Granted	–	–	452,980	15.19	387,350	6.97
Canceled	(20,940)	13.09	(24,090)	14.28	(7,900)	6.98
Exercised	(456,585)	8.54	(4,295)	6.98	–	–

Outstanding at end of year	1,500,640	$14.32	1,978,165	$12.98	1,553,570	$12.34

Exercisable at end of year	1,292,650	$14.19	1,370,773	$13.05	1,174,120	$14.07

Available for grant at end of year	5,969,497		49,160		1,649,430

        The following table summarizes information about stock options as of April 1, 2004:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$2.38	14,010	6.7 years	$2.38	14,010	$2.38
$6.74 to $6.98	347,640	7.0 years	6.97	347,640	6.97
$9.25 to $12.50	55,010	4.8 years	11.65	55,010	11.65
$14.50 to $20.75	1,061,480	6.1 years	16.78	853,490	17.16
$26.38	22,500	2.1 years	26.38	22,500	26.38

$2.38 to $26.38	1,500,640	6.2 years	$14.32	1,292,650	$14.19

NOTE 8—LOSS PER SHARE

        The following table sets forth the computation of basic and diluted loss from continuing operations per common share:

(In thousands, except per share data)	2004	2003 (restated)	2002 (restated)
Numerator:
Loss from continuing operations	$(6,883)	$(28,462)	$(6,053)
Dividends on Series A Preferred	40,277	27,165	29,421

Loss for common shares from continuing operations and assumed conversion of Series A Preferred	$(47,160)	$(55,627)	$(35,474)

Denominator:
Average common shares outstanding	36,715	36,296	23,692
Series A Preferred	–	–	–

Shares for basic earnings per common share	36,715	36,296	23,692
Stock options	–	–	–
Stock awards	–	–	–

Shares for diluted earnings per common share	36,715	36,296	23,692

Loss from continuing operations per common share	$(1.28)	$(1.53)	$(1.50)
Further dilution from applying the "two-class" method	–	–	–

Basic and diluted loss from continuing operations per common share	$(1.28)	$(1.53)	$(1.50)

        During 2004, 40,812,000 shares of Common Stock and $40,277,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive. During 2003, 38,212,000 shares of Common Stock and $27,165,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive. During 2002, 33,839,611 shares of Common Stock and $29,421,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share because they were anti-dilutive.

        In 2004, 2003 and 2002, incremental shares from stock options and stock awards of 191,339, 433,292 and 370,490, respectively, were excluded from the computation of diluted earnings per share because they were anti-dilutive.

        During 2004, contingently issuable deferred stock units of 530,503 were excluded from the computation of diluted loss per common share because they were anti-dilutive.

NOTE 9—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the three years ended April 1, 2004 consists of the following components:

(In thousands)	2004	2003 (restated)	2002 (restated)
Current:
Federal	$(6,130)	$6,995	$(8,615)
Foreign	–	–	–
State	(17)	3,591	189

Total current	(6,147)	10,586	(8,426)
Deferred:
Federal	11,635	(1,556)	11,932
Foreign	1,619	787	(4,440)
State	1,293	(517)	34

Total deferred	14,547	(1,286)	7,526

Total provision	8,400	9,300	(900)
Tax benefit of discontinued operations	2,600	700	3,600

Total provision from continuing operations	$11,000	$10,000	$2,700

        The difference between the effective tax rate on income (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

	2004	2003 (restated)	2002 (restated)
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(35.8)	(5.5)	(1.5)
Valuation allowance	(358.3)	(50.4)	(6.4)
Deductible portion of GC Companies, Inc. purchase price	–	11.8	–
Special compensation	–	(34.0)	–
Preferred stock issuance expense	–	–	(11.1)
Other, net	(3.9)	(2.8)	(8.0)

Effective tax rate	(363.0)%	(45.9)%	8.0%

        The significant components of deferred income tax assets and liabilities as of April 1, 2004 and April 3, 2003 are as follows:

	2004		2003
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets (restated)	Liabilities (restated)
Property	$25,817	$(7,463)	$46,324	$(9,003)
Capital lease obligations	3,438	–	5,544	–
Accrued reserves and liabilities	57,003	–	51,260	–
Deferred rents	36,825	–	40,627	–
Alternative minimum tax credit carryover	10,095	–	9,412	–
Net operating loss carryforward	36,945	–	33,264	–
Other	26,071	(184)	19,298	(189)

Total	196,194	(7,647)	205,729	(9,192)
Less: Valuation allowance	(26,485)	–	(20,592)	–

Net	169,709	(7,647)	185,137	(9,192)
Less: Current deferred income taxes	18,118	–	15,793	–

Total noncurrent deferred income taxes	$151,591	$(7,647)	$169,344	$(9,192)

Net noncurrent deferred income taxes	$143,944		$160,152

        The Company's federal income tax loss carryforward of $97,500,000 will begin to expire in 2019 and will completely expire in 2022 and will be limited to approximately $17,800,000 annually due to the sale of Preferred Stock and the acquisition of GC. The Company's state income tax loss carryforwards of $38,800,000 may be used over various periods ranging from 5 to 20 years.

        The Company's foreign subsidiaries had losses before income taxes of $20,900,000, $30,000,000 and $17,500,000 during fiscal 2004, 2003 and 2002, respectively.

        As of April 1, 2004, management believed it was more likely than not that certain deferred tax assets related to non-current state and foreign tax net operating loss carryforwards and non-current foreign temporary differences would not be realized due to uncertainties as to the timing and amounts of future taxable income. The Company has recorded a full valuation allowance against its deferred tax assets in foreign jurisdictions of $25,947,000 and a partial valuation allowance of $538,000 related to state net operating loss carryforwards as of April 1, 2004.

        The Company recorded a valuation allowance of $26,485,000, $20,592,000, $10,254,000, $9,361,000 and $4,330,000 as of April 1, 2004, April 3, 2003, March 28, 2002, March 29, 2001 and March 30, 2000, respectively. All changes in the valuation allowance were recorded in the income tax provision except for $2,600,000 which was recorded in loss from discontinued operations in the year ended March 28, 2002.

        Management believes it is more likely than not that the Company will generate future taxable income to realize its recorded deferred tax assets. However, the amount of the deferred tax asset considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

NOTE 10—LEASES

        The majority of the Company's operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 10 to 25 years, with certain leases containing options to extend the leases for up to an additional 20 years (see Note 16—Related Party Transactions). The leases provide for fixed rentals and/or rentals based on revenues with a guaranteed minimum. The majority of the leases provide that the Company will pay all, or substantially all, taxes, maintenance, insurance and certain other operating expenses. Assets held under capital lease obligations are included in property.

        During fiscal 1998, the Company sold the real estate assets associated with 13 theatres to Entertainment Properties Trust ("EPT") for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for this transaction as a sale and leaseback in accordance with Statement of Financial Accounting Standards No. 98 Accounting for Leases. The land and building improvements have been removed from the Consolidated Balance Sheets and a gain of $15,130,000 on the sales has been deferred and is being amortized to rent expense over the life of the leases. During fiscal 2000, the Company sold the building and improvements associated with one of the Company's theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. During fiscal 2002, the Company sold the land at this theatre to EPT for proceeds of $7,500,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%. During fiscal 2003, the Company sold the real estate assets associated with 2 theatres to EPT for proceeds of $43,665,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years. On March 30, 2004, the Company sold the real estate assets associated with 3 theatres to EPT for proceeds of $63,911,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 9.5% with options to extend for up to 15 additional years. The Company currently has 2 theatre locations that it believes could be sold and leased back for estimated proceeds of $52,000,000 should the Company elect to do so, and if allowed under the financial covenants of its existing debt instruments.

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year and provisions to repurchase certain theatre equipment and leasehold improvements as of April 1, 2004:

(In thousands)	Minimum operating lease payments	FF&E and Leasehold Repurchase Provisions	Total
2005	$305,627	$25,292	$330,919
2006	303,732	–	303,732
2007	302,262	–	302,262
2008	298,658	–	298,658
2009	295,537	–	295,537
Thereafter	2,588,636	–	2,588,636

Total minimum payments required	$4,094,452	$25,292	$4,119,744

        The Company has also entered into agreements to lease space for the operation of theatres not yet fully constructed. The future minimum rental payments required under the terms of these leases included above total approximately $89,000,000. The Company records rent expense on a straight-line basis over the term of the lease. Included in long-term liabilities as of April 1, 2004 and April 3, 2003 is $113,171,000 and $112,842,000, respectively, of deferred rent representing pro rata future minimum rental payments for leases with scheduled rent increases and unfavorable lease liabilities acquired from GC.

        Rent expense is summarized as follows:

(In thousands)	2004	2003 (restated)	2002 (restated)
Minimum rentals	$276,608	$263,469	$206,920
Common area expenses	30,300	29,601	20,760
Percentage rentals based on revenues	5,020	5,034	3,166
Furniture, fixtures and equipment rentals	6,432	8,758	9,032

	$318,360	$306,862	$239,878

NOTE 11—EMPLOYEE BENEFIT PLANS

        The Company sponsors a non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement.

        Under the plan, benefits are integrated with Social Security and paid to participants at retirement based primarily upon years of credited service with the Company (not exceeding thirty-five) and the employee's highest five year average compensation. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. The Company expects to contribute $1,541,000 to the defined benefit pension plan during fiscal 2005. Plan assets are invested in pooled separate accounts with an insurance company pursuant to which the plan's benefits are paid to retired and terminated employees and the beneficiaries of deceased employees. The Company also sponsors two non-contributory nonqualified deferred compensation plans which provide additional pension benefits to certain eligible employees.

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

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made. The assumptions to determine benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
	April 1, 2004	April 3, 2003	April 1, 2004	April 3, 2003
Weighted-average assumptions used to determine benefit obligations at
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	5.97%	5.97%	5.00%	6.50%

	Pension Benefits			Other Benefits
	April 1, 2004	April 3, 2003	March 28, 2002	April 1, 2004	April 3, 2003	March 28, 2002
Weighted-average assumptions used to determine net periodic benefic cost for years ending
Discount rate	6.75%	7.25%	7.25%	6.25%	6.75%	7.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Rate of compensation increase	5.97%	6.00%	6.00%	5.00%	6.50%	6.50%

        Net periodic benefit cost for the three plans consists of the following:

	Pension Benefits			Other Benefits
(In thousands)
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$2,574	$2,027	$1,557	$605	$406	$295
Interest cost	3,641	3,124	1,862	1,042	887	370
Expected return on plan assets	(2,985)	(3,263)	(1,264)	–	–	–
Recognized net actuarial (gain) loss	691	23	(52)	111	–	–
Amortization of unrecognized transition obligation	176	182	176	50	50	50
Amortization of prior service cost	95	90	55	29	–	–

Net periodic benefit cost	$4,192	$2,183	$2,334	$1,837	$1,343	$715

        The following tables set forth the plans' change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets for the years ended April 1, 2004 and April 3, 2003:

	Pension Benefits		Other Benefits
(In thousands)
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$54,297	$28,689	$19,187	$5,076
Benefit obligation related to acquisition of GC	–	15,550	–	6,676
Service cost	2,574	2,027	605	406
Interest cost	3,641	3,124	1,042	887
Plan participants' contributions	–	–	161	106
Actuarial (gain) loss	9,085	8,009	(3,197)	6,240
Benefits paid	(2,120)	(2,246)	(654)	(464)
Other	–	(856)	–	260

Benefit obligation at end of year	$67,477	$54,297	$17,144	$19,187

	Pension Benefits		Other Benefits
(In thousands)
	2004	2003	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of year	$34,251	$16,195	$–	$–
Fair value of plan assets related to acquisition of GC Companies, Inc.	–	21,488	–	–
Actual return on plan assets	6,750	(3,621)	–	–
Employer contribution	952	2,435	493	358
Plan participants' contributions	–	–	161	106
Benefits paid	(2,120)	(2,246)	(654)	(464)

Fair value of plan assets at end of year	$39,833	$34,251	$–	$–

Net liability for benefit cost:
Funded status	$(27,644)	$(20,046)	$(17,144)	$(19,187)
Unrecognized net actuarial (gain) loss	16,331	11,702	2,768	6,076
Unrecognized transition obligation	176	399	347	397
Unrecognized prior service cost	842	891	231	260

Net liability recognized	$(10,295)	$(7,054)	$(13,798)	$(12,454)

	Pension Benefits		Other Benefits
(In thousands)
	2004	2003	2004	2003
Amounts recognized in the balance sheet:
Accrued benefit liability	$(12,122)	$(8,005)	$(13,798)	$(12,454)
Accumulated other comprehensive income	1,123	501	–	–
Intangible asset	704	450	–	–

Net liability recognized	$(10,295)	$(7,054)	$(13,798)	$(12,454)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the one qualified and two nonqualified pension plans with accumulated benefit obligations in excess of plan assets were $67,477,000, $51,421,000 and $39,833,000, respectively, as of April 1, 2004; and $54,297,000, $41,533,000 and $34,251,000, respectively, as of April 3, 2003.

        For its Defined Benefit Pension Plan investments, the Company employs a long-term risk-controlled approach using diversified investment options with minimal exposure to volatile investment options like derivatives. The Company uses a diversified allocation of equity, debt, and real estate exposures that are customized to the Plan's cash flow benefit needs with a current target asset allocation of 60% equity securities, 32% debt securities and 8% real estate investments. The percentage of plan assets by category for fiscal 2004 and 2003 are as follows:

	April 1, 2004	April 3, 2003
Equity Securities	62%	62%
Debt Securities	30%	30%
Real Estate Investments	8%	8%

	100%	100%

        The expected rate of return on plan assets was 8.50% for fiscal 2004 and 2003. The rate used is based upon analysis of actual returns on plan assets in prior years including analysis provided by the Plan Administrator.

        The following table provides investments of the defined benefit pension plan by security type:

	Pension Assets
(In thousands)
	2004	2003
Plan asset information:
Government Securities	$1,369	$1,558
Bond and Mortgage	9,448	7,774
Real Estate	3,069	2,723
Large Company Equity	18,631	13,947
Small Company Equity	2,096	3,393
International Equity	4,044	3,825
Preferred Securities	1,176	1,031

Fair value of plan assets	$39,833	$34,251

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2004 was 11.0% for medical and 4.0% for dental. The rates were assumed to decrease gradually to 5.0% for medical in 2009 and 3.0% for dental in 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of April 1, 2004 by $2,686,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2004 by $322,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2004 by $2,206,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2004 by $260,000.

        See Note 1 New Accounting Pronouncements to the Notes to Consolidated Financial Statements for information regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

        The Company sponsors a voluntary 401(k) savings plan covering eligible employees after one year of service and age 21. From the inception of the savings plan and until December 31, 2001, the Company matched 50% of each eligible employee's elective contributions up to 6% of the employee's pay (i.e., a maximum match of 3%). Effective January 1, 2002, the Company began matching 100% of each eligible employee's elective contributions up to 3% of the employee's compensation and 50% of each eligible employee's elective contributions on the next 2% of the employees pay. The Company's expense under the 401(k) savings plan was $2,175,000, $2,007,000 and $1,591,000 for fiscal 2004, 2003 and 2002, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company's on-screen advertising subsidiary (NCN) operates its advertising program through agreements with theatre circuits. These circuit agreements stipulate the amount of circuit payments a theatre will receive for running on-screen slides, on-film programs and other related in-theatre products and services. The Company's circuit agreements have terms of 1 to 5 years, with an annual cancellation provision included in select agreements. Certain circuits have agreements requiring an annual minimum exhibitor share payment. The Company recognizes the minimum exhibitor share payments as an expense on a straight line basis over the terms of the agreements. NCN's total future exhibitor share commitment as of April 1, 2004, totals $17,682,000, which will be paid over the next 3 years.

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999 the Department of Justice (the "Department") filed suit alleging that the Company's stadium-style theatres violate the ADA and related regulations. The Department alleges that the Company has failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line of sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of the Company's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. The Company filed a request for interlocutory appeal on January 23, 2003. The trial court denied the Company's request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court. Regal filed its Petition for Certiorari to the U.S. Supreme Court on October 27, 2003. The Supreme Court is expected to grant or deny certiorari this fall. The Company's line of sight proceedings are postponed pending Regal's outcome before the Supreme Court.

        The Company has recorded a liability related to estimated losses for the Department of Justice line-of-sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and estimates the range of loss to be between $179,350 and $273,938 at this time. An estimate of the cost of any betterments that might be required related to the line-of-sight aspect of the case cannot be made at this time and will depend on Regal's petition for certiorari to the United States Supreme Court.

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

        On December 5, 2003 a consent order and final judgment on non-line of sight issues was entered by the U.S. District Court for the Central District of California. The consent order and final judgment resolves matters regarding the non-line of sight aspects of the case. Under the terms of the consent order and final judgment, the Company agreed to remedy certain violations at twelve stadium-style theatres surveyed by the Department. Additionally, the Company has agreed to survey and make required betterments for its patrons with disabilities at 101 stadium-style theatres across the country and at certain theatres it may open or acquire in the future. The Company has not recorded any losses for the consent order and final judgment related to the non-line of sight aspects of the case. The Company estimates that the cost of these betterments will be $21.0 million, which is expected to be incurred over the term of the consent order of five years. The estimate is based on deviations at the twelve theatres surveyed by the Department. The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

        Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court, Case No: 03CC00429. On September 26, 2003, plaintiff filed this suit as a proported class action on behalf of himself and other current and former "senior managers", "salary operations managers" and persons holding similar positions who claim that they were improperly classified by the Company as exempt employees over the prior four years. Plaintiff alleges violations of the California Labor Code and unfair business practices and seeks (i) overtime pay, (ii) pay for meal and rest periods, (iii) statutory penalties, including (a) penalties of up to $100 per underpaid employee per pay period in which he or she was underpaid or any other violation and (b) waiting time penalties of up to 30 days wages for former employees, (iv) prejudgment interest, (v) attorneys fees and (vi) costs. Plaintiff also seeks declaratory and injunctive relief.

        In addition to the cases noted above, the Company, is also currently a party to various ordinary course claims from vendors (including concession suppliers and motion picture distributors), landlords and suppliers and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Except as described above, management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). The Company is the plaintiff in these and related suits in which we seek to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres. The Company currently estimates its claim for repair costs at these theatres will aggregate approximately $36,100,000, of which it has expended approximately $23,400,000 through the end of fiscal 2004. The remainder is for projected costs of repairs yet to be performed. The Company also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

        Certain parties to the Missouri litigation have filed counterclaims against the Company, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. The Company currently estimates that its claim against Ammon is for approximately $6,000,000. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity. During the fifty-two weeks ended April 1, 2004 the Company received settlement payments of $925,000 related to two theatres from various parties in connection with this matter. On May 18, 2004 the Company received additional settlement payments of $2,310,020 from various parties in connection with this matter.

NOTE 13—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres which have been closed and from terminating the operation of fast food and other restaurants operated adjacent to certain of the Company's theatres. During fiscal 2004, the Company terminated operation of 16 North American theatres with 124 screens. As of April 1, 2004, the Company has reserved $17,870,000 for lease terminations which have either not been consummated or paid, related primarily to three of these North American theatres with 20 screens and vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 16 years for theatres which have been closed. As of April 1, 2004, base rents aggregated approximately $8,096,000 annually and $23,270,000 over the remaining terms of the leases. A rollforward of reserves for theatre and other closure and the discontinuing operation of fast food restaurants is as follows:

(In thousands)	2004	2003	2002
Beginning Balance	$22,499	$24,140	$32,092
Theatre and other closure expense	4,068	5,416	2,124
Interest expense	2,736	3,656	4,617
General and administrative expense	50	99	125
Gain on capital lease termination	–	–	(1,682)
Payments	(17,497)	(11,570)	(19,373)
Transfer of deferred rent and capital lease obligations	6,014	758	6,237

Ending balance	$17,870	$22,499	$24,140

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

        The estimated fair values of the Company's financial instruments are as follows:

	2004		2003
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$333,248	$333,248	$244,412	$244,412
Financial liabilities:
Cash overdrafts	$19,737	$19,737	$39,076	$39,076
Corporate borrowings	686,431	711,339	668,661	676,744

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

        The Company evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. The Company defines Adjusted EBITDA as earnings (loss) from continuing operations before interest expense, income taxes and depreciation and amortization and adjusted for preopening expense, theatre and other closure expense, disposition of assets and other gains, investment income, other expense, stock-based compensation expense, impairment of long-lived assets and special compensation expense. The Company evaluates Adjusted EBITDA generated by its segments in a number of manners, of which the primary measure is a comparison of segment Adjusted EBITDA to segment property, intangibles and goodwill.

        The Company's segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements.

        Information about the Company's operations by operating segment is as follows:

Revenues (In thousands)	2004	2003	2002
North American theatrical exhibition	$1,609,187	$1,628,140	$1,202,441
International theatrical exhibition	121,179	101,242	93,678
NCN and other	71,476	70,602	49,464
Intersegment elimination	(19,022)	(14,909)	(7,696)

Total revenues	$1,782,820	$1,785,075	$1,337,887

Segment Adjusted EBITDA (In thousands)	2004	2003 (restated)	2002 (restated)
North American theatrical exhibition	$296,001	$278,160	$202,394
International theatrical exhibition	83	(3,654)	1,658
NCN and other	5,607	3,249	(3,496)

Total segment Adjusted EBITDA	$301,691	$277,755	$200,556

        A reconciliation of earnings (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

(In thousands)	2004	2003 (restated)	2002 (restated)
Earnings (loss) from continuing operations before income taxes	$4,117	$(18,462)	$(3,353)
Plus:
Interest expense	77,717	77,800	60,760
Depreciation and amortization	124,572	126,994	99,022
Impairment of long-lived assets	16,272	19,563	–
Preopening expense	3,858	3,227	4,363
Theatre and other closure expense	4,068	5,416	2,124
Disposition of assets and other gains	(2,590)	(1,385)	(1,821)
Investment income	(2,861)	(3,502)	(2,073)
Other	13,947	–	3,754
General and administrative expense—unallocated:
Stock-based compensation	8,727	2,011	442
Other(1)	53,864	66,093	37,338

Total segment Adjusted EBITDA	$301,691	$277,755	$200,556

Long-term Assets (In thousands)	2004	2003 (restated)	2002 (restated)
North American theatrical exhibition	$1,431,036	$1,372,974	$1,197,379
International theatrical exhibition	147,009	132,834	95,316
NCN and other	14,869	22,148	14,755

Total segment long-term assets	1,592,914	1,527,956	1,307,450
Construction in progress	15,007	69,968	36,774
Corporate	283,647	286,782	241,055
Accumulated depreciation—property	(753,523)	(662,142)	(542,723)
Accumulated amortization—intangible assets	(33,801)	(34,180)	(33,913)
Accumulated amortization—other long-term assets	(33,446)	(30,375)	(23,716)

Consolidated long-term assets, net(2)	$1,070,798	$1,158,009	$984,927

Long-term Assets, net of accumulated depreciation and amortization (In thousands)	2004	2003 (restated)	2002 (restated)
North American theatrical exhibition	$766,929	$781,150	$687,215
International theatrical exhibition	68,232	68,123	62,040
NCN and other	2,868	11,244	7,140

Total segment long-term assets	838,029	860,517	756,395
Construction in progress	15,007	69,968	36,774
Corporate	217,762	227,524	191,758

Consolidated long-term assets, net(2)	$1,070,798	$1,158,009	$984,927

        A reconciliation of the reportable segments' long-term assets to long-term assets presented in the Consolidated Balance Sheet are as follows:

Consolidated Balance Sheet (In thousands)	2004	2003 (restated)	2002 (restated)
Property, net	$777,277	$856,463	$776,113
Intangible assets, net	23,918	30,050	5,369
Goodwill	71,727	60,698	30,276
Deferred income taxes	143,944	160,152	124,915
Other long-term assets	53,932	50,646	48,254

Consolidated long-term assets	$1,070,798	$1,158,009	$984,927

Additions to long-term assets, net of acquisitions (In thousands)	2004	2003	2002
North American theatrical exhibition	$96,467	$63,473	$65,251
International theatrical exhibition	1,524	23,029	15,880
NCN and other	7,510	8,423	1,765

Total segment capital expenditures	105,501	94,925	82,896
Construction in progress	5,312	44,752	36,774
Corporate	10	6,893	14,953

Total additions to long-term assets, net of acquisitions(3)	$110,823	$146,570	$134,623

        A reconciliation of the reportable segments' additions to net assets to the Consolidated Statements of Cash Flow is as follows:

Consolidated Statements of Cash Flows (In thousands)	2004	2003	2002
Cash Flows from investing activities:
Capital expenditures	$95,011	$100,932	$82,762
Construction project costs:
Reimbursable by landlord	–	38,586	28,122
Purchase of leased furniture, fixtures and equipment	15,812	7,052	23,739

Total additions to long-term assets, net of acquisitions	$110,823	$146,570	$134,623

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	2004	2003	2002
United States	$1,612,663	$1,640,278	$1,207,182
Canada	48,964	43,555	37,027
China (Hong Kong)	8,166	8,868	10,559
Japan	60,382	51,476	54,324
France	3,813	3,681	3,388
Portugal	10,475	9,744	8,152
Spain	33,732	25,063	17,082
United Kingdom	4,625	2,410	173

Total revenues	$1,782,820	$1,785,075	$1,337,887

Long-term assets (In thousands)	2004	2003 (restated)	2002 (restated)
United States	$1,651,506	$1,668,389	$1,423,067
Canada	91,900	69,535	64,012
China (Hong Kong)	11,282	11,269	11,217
Japan	40,158	35,015	30,336
France	7,825	7,143	5,793
Portugal	14,729	13,183	10,770
Spain	61,738	53,940	27,101
United Kingdom	12,430	19,636	7,411
Sweden	–	6,596	5,572

Total long-term assets(2)	$1,891,568	$1,884,706	$1,585,279

(1)
Fiscal 2003 includes $19,250,000 of special compensation expense.

(2)
Long-term assets are comprised of property, intangibles and goodwill.

(3)
See Note 2 Acquisitions for additions to property, intangibles and goodwill resulting from acquisitions, all of which are included in the North American theatrical exhibition segment.

NOTE 16—RELATED PARTY TRANSACTIONS

        Prior to his resignation on October 30, 2002 as successor co-trustee with shared voting powers over shares held in the Durwood Voting Trust (the "Voting Trust"), Mr. Raymond F. Beagle, Jr. may be deemed to have been a related party to the Company. He became successor co-trustee on July 14, 1999 as a result of the death of Stanley H. Durwood.

        Mr. Beagle provided legal services to the Company for more than 30 years and served as general counsel under a series of retainer agreements dating back to 1986. In these agreements, the Company agreed to pay Mr. Beagle an annual retainer and to make deferred compensation payments to him over a period of years. In 1997, Mr. Beagle's retainer agreement was amended to provide for the deferral of any annual bonus paid to him, which amount was added to his deferred compensation account. The Company also agreed to annually credit Mr. Beagle's deferred compensation account with interest in an amount equal to the prime rate plus 1%. In 1997, the Company also determined to fund its deferred payment obligations to Mr. Beagle through the creation of a rabbi trust, the assets of which remain subject to the claims of the Company's creditors in the event of its insolvency. When Mr. Beagle became a voting trustee of the Durwood Voting Trust in 1999, the amount of his deferred compensation account was approximately $2,400,000. Mr. Beagle retired as General Counsel on March 31, 2003, at which time the amount of his deferred compensation account was approximately $3,800,000. Mr. Beagle began receiving payments from his compensation account of approximately $41,255 per month (for a period of twelve years) upon retirement as general counsel on March 31, 2003. The monthly payments are based on estimates of the prime interest rate over twelve years and could increase or decrease depending on changes in that rate.

        Amounts paid by the Company to Mr. Beagle as a retainer for serving as General Counsel were $0 in fiscal 2004, $450,000 in fiscal 2003 and $400,000 in fiscal 2002. Deferred bonuses awarded to Mr. Beagle, which awards were made in the first quarter of each fiscal year, were $0 in fiscal 2004, $350,000 in fiscal 2003 and $150,000 in fiscal 2002.

        Lathrop & Gage L.C., a law firm of which Mr. Beagle is a member, renders legal services to the Company and its subsidiaries. The Company paid Lathrop & Gage L.C. $6,872,000 for its services in fiscal 2003 and $4,058,000 in fiscal 2002.

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

        On December 23, 2003 the Company's Board of Directors approved payment by the Company of legal fees in the amount of $590,000 and reimbursement of other out-of-pocket expenses in the amount of $170,000 on behalf of the initial purchasers of Preferred Stock. On November 18, 2003 and December 23, 2003 the Company's Board of Directors approved payment by the Company of legal fees in the amount of $190,000 on behalf of the Company's Class B Stockholder. The costs were incurred in connection with the consideration of a possible business combination between the Company and Loews Cineplex Entertainment Corporation.

        On January 22, 2004 the Company announced that its previously announced discussions with Loews Cineplex Entertainment Corporation relating to a possible business combination have been terminated.

        The Company leases certain of its theatres from Entertainment Properties Trust ("EPT"). The Chairman of the Board, Chief Executive Officer and President of AMCE was also the Chairman of the Board of Trustees of EPT until May of 2003 at which time his term expired and he did not stand for reelection to the Board of Trustees of EPT. Payments to EPT for rent were approximately $65,000,000, $61,000,000 and $52,000,000 in fiscal 2004, 2003 and 2002, respectively.

        In connection with the acquisition of GST, the Company entered into leases with EPT for the real estate assets associated with the five theatres with EPT, for a term of 20 years. Of the $45,772,000 purchase price, approximately $5,800,000 was paid to EPT for specified non-real estate assets which EPT acquired from GST and resold to the Company at cost.

(This page has been left blank intentionally.)

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS BY QUARTER (UNAUDITED)

(In thousands, except per share amounts)	July 3, 2003 (restated)(7)	June 27, 2002 (restated)(7)	Oct. 2, 2003 (restated)(7)
Admissions	$321,163	$308,606	$299,853
Concessions	124,297	125,930	112,086
Other theatre	12,418	12,709	12,564
NCN and other	13,971	13,234	12,144

Total revenues	471,849	460,479	436,647
Film exhibition costs	177,960	174,284	161,988
Concession costs	14,334	15,912	12,476
Theatre operating expense	107,795	109,374	103,898
Rent	78,262	73,399	78,224
Other	12,321	12,491	10,387
General and administrative:
Stock-based compensation(6)	293	509	876
Other(5)	11,823	31,781	11,580
Preopening expense	1,042	797	389
Theatre and other closure expense	618	(229)	1,116
Depreciation and amortization	28,462	29,429	28,752
Impairment of long-lived assets(3)	–	–	–
Disposition of assets and other (gains) losses	–	(186)	(1,956)

Total costs and expenses	432,910	447,561	407,730
Other expense(4)	–	–	–
Interest expense	18,299	19,467	19,140
Investment income	651	1,002	611

Total other expense	17,648	18,465	18,529

Earnings (loss) from continuing operations before income taxes	21,291	(5,547)	10,388
Income tax provision	10,470	(5,850)	5,530

Net earnings (loss) from continuing operations	10,821	303	4,858

Loss from discontinued operations, net of income tax benefit	(330)	(389)	(260)

Net earnings (loss)	$10,491	$(86)	$4,598

Less: Preferred dividends	7,791	9,419	9,662

Net earnings (loss) for shares of common stock	$2,700	$(9,505)	$(5,064)

Basic and diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.08	$(0.25)	$(0.13)

Loss from discontinued operations	$(0.01)	$(0.01)	$(0.01)

Earnings (loss) per share	$0.07	$(0.26)	$(0.14)

(1)
Fiscal 2004 includes 52 weeks and fiscal 2003 includes 53 weeks.
(2)
The fourth quarter of fiscal 2003 includes 14 weeks. All other quarters include 13 weeks.
(3)
Impairment of long-lived assets includes impairments of theatre assets recorded during the fourth quarter of fiscal 2004 and 2003. See Note 1 to the Consolidated Financial Statements.
(4)
Other expense for the fourth quarter of fiscal 2004 includes one time costs for call premiums, unamortized issuance costs and unamortized discounts related to the redemption of the Company's notes due 2009 and 2011. See Note 6 to the Consolidated Financial Statements.
(5)
The first quarter of fiscal 2003 includes $19,250,000 of special compensation expense. See Note 7 to the Consolidated Financial Statements.
(6)
The fourth quarter of fiscal 2004 includes $6,918,000 of expense related to our 2003 LTIP. See Note 7 to the Consolidated Financial Statements.
(7)
The quarters as presented have been restated for foreign deferred taxes, Swedish tax benefits recorded on loss from discontinued operations and straight-line contingent rentals. See related reconciliations on pages 94-97.

						Fiscal Year(1)
	Sept. 26, 2002 (restated)(7)	Jan. 1, 2004 (restated)(7)	Dec. 26, 2002 (restated)(7)	April 1, 2004	April 3, 2003(2) (restated)(7)	2004	2003 (restated)
Admissions	$306,095	$321,783	$290,756	$276,594	$306,747	$1,219,393	$1,212,204
Concessions	119,807	119,776	109,585	100,831	113,256	456,990	468,578
Other theatre	10,467	14,839	13,403	14,162	12,021	53,983	48,600
NCN and other	13,214	15,204	16,836	11,135	12,409	52,454	55,693

Total revenues	449,583	471,602	430,580	402,722	444,433	1,782,820	1,785,075
Film exhibition costs	168,739	170,727	157,788	138,705	160,171	649,380	660,982
Concession costs	13,546	13,138	12,370	11,311	13,084	51,259	54,912
Theatre operating expense	110,884	104,795	105,782	103,131	112,565	419,619	438,605
Rent	73,845	78,751	74,819	78,787	78,314	314,024	300,377
Other	11,861	12,803	14,017	11,336	14,075	46,847	52,444
General and administrative:
Stock-based compensation(6)	503	533	504	7,025	495	8,727	2,011
Other(5)	9,646	16,511	10,554	13,950	14,112	53,864	66,093
Preopening expense	451	1,734	1,630	693	349	3,858	3,227
Theatre and other closure expense	1,459	2,078	4,066	256	120	4,068	5,416
Depreciation and amortization	31,980	32,405	31,830	34,953	33,755	124,572	126,994
Impairment of long-lived assets(3)	–	–	–	16,272	19,563	16,272	19,563
Disposition of assets and other (gains) losses	(1,236)	(525)	390	(109)	(353)	(2,590)	(1,385)

Total costs and expenses	421,678	432,950	413,750	416,310	446,250	1,689,900	1,729,239
Other expense(4)	–	–	–	13,947	–	13,947	–
Interest expense	19,321	18,765	18,120	21,513	20,892	77,717	77,800
Investment income	783	461	738	1,138	979	2,861	3,502

Total other expense	18,538	18,304	17,382	34,322	19,913	88,803	74,298

Earnings (loss) from continuing operations before income taxes	9,367	20,348	(552)	(47,910)	(21,730)	4,117	(18,462)
Income tax provision	15,350	11,900	(2,200)	(16,900)	2,700	11,000	10,000

Net earnings (loss) from continuing operations	(5,983)	8,448	1,648	(31,010)	(24,430)	(6,883)	(28,462)

Loss from discontinued operations, net of income tax benefit	(209)	(3,241)	(128)	–	(358)	(3,831)	(1,084)

Net earnings (loss)	$(6,192)	$5,207	$1,520	$(31,010)	$(24,788)	$(10,714)	$(29,546)

Less: Preferred dividends	5,228	11,074	6,250	11,750	6,268	40,277	27,165

Net earnings (loss) for shares of common stock	$(11,420)	$(5,867)	$(4,730)	$(42,760)	$(31,056)	$(50,991)	$(56,711)

Basic and diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$(0.30)	$(0.07)	$(0.12)	$(1.16)	$(0.85)	$(1.28)	$(1.53)

Loss from discontinued operations	$(0.01)	$(0.09)	$(0.01)	$–	$(0.01)	$(0.11)	$(0.03)

Earnings (loss) per share	$(0.31)	$(0.16)	$(0.13)	$(1.16)	$(0.86)	$(1.39)	$(1.56)

AMC Entertainment Inc.
RECONCILIATION OF SUMMARY QUARTERLY DATA (UNAUDITED)
AS PREVIOUSLY REPORTED IN FORM 10-Q AS RESTATED IN FORM 10-K

(In thousands, except per share amounts)						Form 10-K July 3, 2003 (restated)
	Form 10-Q July 3, 2003	Discontinued Operations & Other Reclassifications(1)	Form 8-K(1) July 3, 2003	Restatement
Admissions	$322,188	$(1,025)	$321,163	–		$321,163
Concessions	124,581	(284)	124,297	–		124,297
Other theatre	12,474	(56)	12,418	–		12,418
NCN and other	13,971	–	13,971	–		13,971

Total revenues	473,214	(1,365)	471,849	–		471,849
Film exhibition costs	178,461	(501)	177,960	–		177,960
Concession costs	15,317	(983)	14,334	–		14,334
Theatre operating expense	107,484	311	107,795	–		107,795
Rent	78,917	(766)	78,151	111	(2)	78,262
Other	12,321	–	12,321	–		12,321
General and administrative:
Stock-based compensation	–	293	293	–		293
Other	12,127	(304)	11,823	–		11,823
Preopening expense	1,042	–	1,042	–		1,042
Theatre and other closure expense	618	–	618	–		618
Depreciation and amortization	28,477	(15)	28,462	–		28,462
Impairment of long-lived assets	–	–	–	–		–
Disposition of assets and other (gains) losses	–	–	–	–		–

Total costs and expenses	434,764	(1,965)	432,799	111		432,910
Other expense	–	–	–	–		–
Interest expense	18,299	–	18,299	–		18,299
Investment income	651	–	651	–		651

Total other expense	17,648	–	17,648	–		17,648

Earnings from continuing operations before income taxes	20,802	600	21,402	(111)		21,291
Income tax provision	9,000	270	9,270	1,200	(2)(3)	10,470

Net earnings from continuing operations	11,802	330	12,132	(1,311)		10,821

Loss from discontinued operations, net of income tax benefit	–	(330)	(330)	–		(330)

Net earnings	11,802	–	11,802	(1,311)		10,491

Less: Preferred dividends	7,791	–	7,791	–		7,791

Net earnings (loss) for shares of common stock	$4,011	$–	$4,011	$(1,311)		$2,700

Basic and diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$0.11	$0.01	$0.12	$(0.04)		$0.08

Loss from discontinued operations	$–	$(0.01)	$(0.01)	$–		$(0.01)

Earnings (loss) per share	$0.11	$–	$0.11	$(0.04)		$0.07

(1)
Amounts previously reported in Form 10-Q for fiscal year 2004 have been retroactively restated to reflect the reclassification of the results of operations for certain assets which we sold on December 4, 2003 that meet the criteria for discontinued operations and other reclassifications to conform to our Form 10-Q for the period ended January 1, 2004. See our Form 8-K furnished on April 13, 2004 which gives effect to these reclassifications.

(2)
Represents restatement of contingent rent. See Note 1 to consolidated financial statements.

(3)
Represents restatement of deferred tax assets valuation allowance. See Note 1 to consolidated financial statements.

	Form 10-Q Oct 2, 2003	Discontinued Operations & Other Reclassifications(1)	Form 8-K(1) Oct. 2, 2003	Restatement		Form 10-K Oct. 2, 2003 (restated)	Form 10-Q Jan. 1, 2004	Restatement		Form 10-K Jan. 1, 2004 (restated)
Admissions	$301,035	$(1,182)	$299,853	–		$299,853	$321,783	–		$321,783
Concessions	112,425	(339)	112,086	–		112,086	119,776	–		119,776
Other theatre	12,608	(44)	12,564	–		12,564	14,839	–		14,839
NCN and other	12,144	–	12,144	–		12,144	15,204	–		15,204

Total revenues	438,212	(1,565)	436,647	–		436,647	471,602	–		471,602
Film exhibition costs	162,595	(607)	161,988	–		161,988	170,727	–		170,727
Concession costs	12,584	(108)	12,476	–		12,476	13,138	–		13,138
Theatre operating expense	104,444	(546)	103,898	–		103,898	104,795	–		104,795
Rent	78,875	(762)	78,113	111	(2)	78,224	78,640	111	(2)	78,751
Other	10,387	–	10,387	–		10,387	12,803	–		12,803
General and administrative:
Stock-based compensation	876	–	876	–		876	533	–		533
Other	11,597	(17)	11,580	–		11,580	16,511	–		16,511
Preopening expense	389	–	389	–		389	1,734	–		1,734
Theatre and other closure expense	1,116	–	1,116	–		1,116	2,078	–		2,078
Depreciation and amortization	28,767	(15)	28,752	–		28,752	32,405	–		32,405
Impairment of long-lived assets	–	–	–	–		–	–	–		–
Disposition of assets and other (gains) losses	(1,956)	–	(1,956)	–		(1,956)	(525)	–		(525)

Total costs and expenses	409,674	(2,055)	407,619	111		407,730	432,839	111		432,950
Other expense	–	–	–	–		–	–	–		–
Interest expense	19,140	–	19,140	–		19,140	18,765	–		18,765
Investment income	611	–	611	–		611	461	–		461

Total other expense	18,529	–	18,529	–		18,529	18,304	–		18,304

Earnings from continuing operations before income taxes	10,009	490	10,499	(111)		10,388	20,459	(111)		20,348
Income tax provision	4,400	230	4,630	900	(2)(3)	5,530	8,000	3,900	(2)(3)	11,900

Net earnings from continuing operations	5,609	260	5,869	(1,011)		4,858	12,459	(4,011)		8,448

Loss from discontinued operations, net of income tax benefit	–	(260)	(260)	–		(260)	(741)	(2,500)		(3,241)

Net earnings	5,609	–	5,609	(1,011)		4,598	11,718	(6,511)		5,207

Less: Preferred dividends	9,662	–	9,662	–		9,662	11,074	–		11,074

Net earnings (loss) for shares of common stock	$(4,053)	$–	$(4,053)	(1,011)		$(5,064)	$644	$(6,511)		$(5,867)

Basic and diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$(0.11)	$0.01	$(0.10)	$(0.03)		$(0.13)	$0.04	$(0.11)		$(0.07)

Loss from discontinued operations	$–	$(0.01)	$(0.01)	$–		$(0.01)	$(0.02)	$(0.07)		$(0.09)

Earnings (loss) per share	$(0.11)	$–	$(0.11)	$(0.03)		$(0.14)	$0.02	$(0.18)		$(0.16)

AMC Entertainment Inc.
RECONCILIATION OF SUMMARY QUARTERLY DATA (UNAUDITED)
AS PREVIOUSLY REPORTED IN FORM 10-Q AS RESTATED IN FORM 10-K

(In thousands, except per share amounts)
	Form 10-Q June 27, 2002	Discontinued Operations & Other Reclassifications(1)	Form 8-K(1) June 27, 2002	Restatement		Form 10-K June 27, 2002 (restated)
Admissions	$309,467	$(861)	$308,606	–		$308,606
Concessions	126,171	(241)	125,930	–		125,930
Other theatre	12,754	(45)	12,709	–		12,709
NCN and other	13,234	–	13,234	–		13,234

Total revenues	461,626	(1,147)	460,479	–		460,479
Film exhibition costs	174,720	(436)	174,284	–		174,284
Concession costs	17,058	(1,146)	15,912	–		15,912
Theatre operating expense	108,913	461	109,374	–		109,374
Rent	73,950	(662)	73,288	111	(2)	73,399
Other	12,491	–	12,491	–		12,491
General and administrative:
Stock-based compensation	–	509	509	–		509
Other	32,290	(509)	31,781	–		31,781
Preopening expense	797	–	797	–		797
Theatre and other closure expense	(229)	–	(229)	–		(229)
Depreciation and amortization	29,432	(3)	29,429	–		29,429
Impairment of long-lived assets	–	–	–	–		–
Disposition of assets and other (gains) losses	(186)	–	(186)	–		(186)

Total costs and expenses	449,236	(1,786)	447,450	111		447,561
Other expense	–	–	–	–		–
Interest expense	19,467	–	19,467	–		19,467
Investment income	1,002	–	1,002	–		1,002

Total other expense	18,465	–	18,465	–		18,465

Earnings (loss) from continuing operations before income taxes	(6,075)	639	(5,436)	(111)		(5,547)
Income tax provision	(5,200)	250	(4,950)	(900	)(2)(3)	(5,850)

Net earnings (loss) from continuing operations	(875)	389	(486)	789		303

Loss from discontinued operations, net of income tax benefit	–	(389)	(389)	–		(389)

Net earnings (loss)	(875)	–	(875)	789		(86)

Less: Preferred dividends	9,419	–	9,419	–		9,419

Net earnings (loss) for shares of common stock	$(10,294)	$–	$(10,294)	$789		$(9,505)

Basic and diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$(0.28)	$0.01	$(0.27)	$0.02		$(0.25)

Loss from discontinued operations	$–	$(0.01)	$(0.01)	–		$(0.01)

Earnings (loss) per share	$(0.28)	$–	$(0.28)	$0.02		$(0.26)

(1)
Amounts previously reported in Form 10-Q for fiscal year 2003 have been retroactively restated to reflect the reclassification of the results of operations for certain assets which we sold on December 4, 2003 that meet the criteria for discontinued operations and other reclassifications to conform to our Form 10-Q for the period ended January 1, 2004. See our Form 8-K filed on February 17, 2004 which gives effect to these reclassifications.

(2)
Represents restatement of contingent rent. See Note 1 to consolidated financial statements.

(3)
Represents restatement of deferred tax assets valuation allowance. See Note 1 to consolidated financial statements.

	Form 10-Q September 26, 2002	Discontinued Operations & Other Reclassifications(1)	Form 8-K(1) Sept. 26, 2002	Restatement		Form 10-K Sept. 26, 2002 (restated)	Form 10-Q Dec. 26, 2002	Restatement		Form 10-K Dec. 26, 2002 (restated)
Admissions	$307,234	$(1,139)	$306,095	–		$306,095	$290,756	–		$290,756
Concessions	120,145	(338)	119,807	–		119,807	109,585	–		109,585
Other theatre	10,505	(38)	10,467	–		10,467	13,403	–		13,403
NCN and other	13,214	–	13,214	–		13,214	16,836	–		16,836

Total revenues	451,098	(1,515)	449,583	–		449,583	430,580	–		430,580
Film exhibition costs	169,338	(599)	168,739	–		168,739	157,788	–		157,788
Concession costs	13,684	(138)	13,546	–		13,546	12,370	–		12,370
Theatre operating expense	111,576	(692)	110,884	–		110,884	105,782	–		105,782
Rent	74,162	(428)	73,734	111	(2)	73,845	74,708	111	(2)	74,819
Other	11,861	–	11,861	–		11,861	14,017	–		14,017
General and administrative:
Stock-based compensation	503	–	503	–		503	504	–		504
Other	9,658	(12)	9,646	–		9,646	10,554	–		10,554
Preopening expense	451	–	451	–		451	1,630	–		1,630
Theatre and other closure expense	1,459	–	1,459	–		1,459	4,066	–		4,066
Depreciation and amortization	31,985	(5)	31,980	–		31,980	31,830	–		31,830
Impairment of long-lived assets	–	–	–	–		–	–	–		–
Disposition of assets and other (gains) losses	(1,236)	–	(1,236)	–		(1,236)	390	–		390

Total costs and expenses	423,441	(1,874)	421,567	111		421,678	413,639	111		413,750
Other expense	–	–	–	–		–	–	–		–
Interest expense	19,321	–	19,321	–		19,321	18,120	–		18,120
Investment income	783	–	783	–		783	738	–		738

Total other expense	18,538	–	18,538	–		18,538	17,382	–		17,382

Earnings (loss) from continuing operations before income taxes	9,119	359	9,478	(111)		9,367	(441)	(111)		(552)
Income tax provision	11,900	150	12,050	3,300	(2)(3)	15,350	(1,900)	(300	)(2)(3)	(2,200)

Net earnings (loss) from continuing operations	(2,781)	209	(2,572)	(3,411)		(5,983)	1,459	189		1,648

Loss from discontinued operations, net of income tax benefit	–	(209)	(209)	–		(209)	(128)	–		(128)

Net earnings (loss)	(2,781)	–	(2,781)	(3,411)		(6,192)	1,331	189		1,520

Less: Preferred dividends	5,228	–	5,228	–		5,228	6,250	–		6,250

Net earnings (loss) for shares of common stock	$(8,009)	–	$(8,009)	(3,411)		$(11,420)	$(4,919)	$189		$(4,730)

Basic and diluted earnings (loss) per share of common stock:
Earnings (loss) from continuing operations	$(0.22)	$0.01	$(0.21)	$(0.09)		$(0.30)	$(0.13)	$0.01		$(0.12)

Loss from discontinued operations	$–	$(0.01)	$(0.01)	–		$(0.01)	$(0.01)	–		$(0.01)

Earnings (loss) per share	$(0.22)	$–	$(0.22)	$(0.09)		$(0.31)	$(0.14)	$0.01		$(0.13)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

  (a)
  Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures were adequately designed and operating effectively at such time.

        In reaching the conclusion set forth above, the Company's Chief Executive Officer and Chief Financial Officer considered the restatement of the Company's financial statements for certain prior periods, as discussed elsewhere in this Form 10-K. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the circumstances giving rise to the restatements were not reflective of any material weakness in the Company's disclosure controls and procedures, and that such disclosure controls and procedures were operating effectively throughout the period covered by this Annual Report on Form 10-K.

  (b)
  Changes in internal controls.

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information concerning the Company's Directors and Executive Officers is incorporated herein by reference to "Nominees for Directors", "Executive Officers", "Audit Committee Members" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders scheduled to be held on September 16, 2004 (the "Proxy Statement"), which is incorporated by reference into this Form 10-K and is expected to be filed before July 30, 2004. With the exception of this foregoing information and other information specifically incorporated by reference into this Form 10-K, the Proxy Statement is not being filed as a part hereof.

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, a copy of which is filed with this report as an exhibit.

Item 11. Executive Compensation.

        Information concerning executive compensation matters is incorporated herein by reference to "Compensation of Management", "Option Grants", "Option Exercises and Holdings", "Defined Benefit Retirement and Supplemental Executive Retirement Plans", "Long-Term Incentive Plan", "Compensation of Directors", "Employment Contracts, Termination of Employment and Change in Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement; provided, however, that the "Report of the Compensation Committee on Executive Compensation", and "Stock Performance Graph" are not incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information concerning equity compensation plans and the voting securities beneficially owned by each Director of the Company, by all Executive Officers and Directors of the Company as a group and by each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding voting securities is incorporated herein by reference to "Equity Compensation Plan Information", "Security Ownership of Beneficial Owners", and "Beneficial Ownership by Directors and Officers" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

        Information concerning relationships and related transactions is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

        Information concerning principal accountant fees and services is incorporated herein by reference to "Audit and Certain Other Fees Paid to Accountants" in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)(1)  The following financial statements and summary quarterly data are included in Part II, Item 8.:

        (a)(2)  Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

  (b)
  Reports on Form 8-K

Our current report on Form 8-K filed February 17, 2004, reporting under Items 5 and 7, the reclassification of the results of operations for certain assets.
Our current report on Form 8-K furnished February 18, 2004, reporting under Items 7 and 9, a press release announcing the offering of Senior Subordinated Notes due 2014.
Our current report on Form 8-K filed February 20, 2004, reporting under Items 5 and 7, a press release announcing the pricing of the Senior Subordinated Notes due 2014.
Our current report on Form 8-K furnished February 20, 2004, reporting under Items 7 and 9, excerpts from the confidential offering memorandum.
Our current report on Form 8-K furnished February 25, 2004, reporting under Items 7 and 9, a press release announcing the completion of the offering of Senior Subordinated Notes due 2014.
Our current report on Form 8-K furnished April 13, 2004, reporting under Items 7 and 9, the reclassification of the results of operations for certain assets.
Our current report on Form 8-K filed April 14, 2004, reporting under Items 5 and 7, the Second Restated and Amended Credit Agreement dated March 26, 2004.
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

AMC ENTERTAINMENT INC.
By:	/s/ PETER C. BROWN Peter C. Brown, Chairman of the Board
Date:	June 23, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. BROWN Peter C. Brown	Chairman of the Board, Chief Executive Officer and President
/s/ CHARLES J. EGAN, JR. Charles J. Egan, Jr.	Director
/s/ PAUL E. VARDEMAN Paul E. Vardeman	Director
/s/ LEON D. BLACK Leon D. Black	Director
/s/ MARC J. ROWAN Marc J. Rowan	Director
/s/ LAURENCE M. BERG Laurence M. Berg	Director
/s/ CHARLES S. SOSLAND Charles S. Sosland	Director
/s/ MICHAEL N. GARIN Michael N. Garin	Director
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary
/s/ CHRIS A. COX Chris A. Cox	Vice President and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1(a)(1)	Interim Operating Agreement dated December 6, 2001 by and among AMC Entertainment Inc. and GC Companies, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 001-08747) filed on December 12, 2001).
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
2.1(b)(2)
Letter of Intent, amended as of January 15, 2002, by and among AMC Entertainment Inc. and GC Companies, Inc. (incorporated by reference from Exhibit 2.5(b)(2) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
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
2.1(d)(4)
Support Agreement dated February 14, 2002, by and among GC Companies, Inc., the Official Committee of Unsecured Creditors in the Chapter 11 Cases of GCC Debtors, AMC Entertainment Inc., Fleet National Bank and Bank of America, N.A. (incorporated by reference from Exhibit 2.5(c)(3) to Amendment No. 3 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on February 22, 2002).
2.1(e)
Stock Purchase Agreement dated January 15, 2002 among GC Companies, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc. and Centertainment Development, Inc. (incorporated by reference from Exhibit 2.5(e) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
2.1(f)
Joint Commitment Agreement dated as of February 1, 2002 among AMC Entertainment Inc., Chestnut Hill Investments LLC, Richard A. Smith, John Berylson, and Demos Kouvaris. (Incorporated by reference from Exhibit 2.5(f) to the Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 333- 75208) filed on February 8, 2002).
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
3.2	Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended July 3, 2003).
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
4.1(f)
Second Restated and Amended Credit Agreement dated as of March 25, 2004, among AMC Entertainment In., as the Borrower, The Bank of Nova Scotia, as Administrative Agent and Sole Book Runner, Citicorp North America, Inc. and General Electric Capital Corporation, as Co-Documentation Agents, bank of America, N.A. as Syndication Agent and Various Financial Institutions, as Lenders, together with the following exhibits thereto: form of note and form of pledge and security agreement. (Incorporated by reference from Exhibit 4.1 to the Company's current report on Form 8-K (File No. 1-8747) dated February 14, 2004).
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
4.7
Indenture, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004.)
4.8
Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004.)
4.9	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
9.1
Durwood Voting Trust (Amended and Restated 1992 Durwood, Inc. voting Trust Agreement dated August 12, 1998). (Incorporated by reference from exhibit 99.2 to the Company's Schedule 13D (File No. 5-34911) filed July 22, 1999).
9.2
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
10.12
First Amended and Restated American Multi-Cinema, Inc. Retirement Enhancement Plan effective July 31, 2003 (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
10.13
Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.15 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

10.14	AMC Non-Qualified Deferred Compensation Plans (Incorporated by reference from Exhibit 10.37 to Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994.
10.15	American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
10.16
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
10.18
Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)
10.19
Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30 and Studio 24 (Olathe), Hamilton 24, Deer Valley 30 and Mesa Grand 24.
10.20
Guaranty of Lease dated November 21, 1997 between AMC Entertainment, Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 24 (Olathe), Hamilton 24, Deer Valley 30 and Mesa Grand 24.
10.21
Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.25 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

10.22
Form of Non-Qualified (Non-ISO) Stock Option Agreement used in November 13, 1998 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (Incorporated by reference from Exhibit 10.6 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
10.23
Retainer agreement with Raymond F. Beagle, Jr. dated October 1, 2002. (Incorporated by Reference from Exhibit 10.27 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 26, 2002).
10.24
Non-Qualified (Non-ISO) Stock Option Agreement used in June 18, 1999 option grants to Mr. Richard M. Fay and Mr. Richard T. Walsh. (Incorporated by reference from exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended July 1, 1999).
10.25
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
10.28
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
10.32
Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.36 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).

10.33
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
10.36
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
10.37
Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul e. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1, 2004).
10.38	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
10.39
Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
*14	Code of Ethics
*21.	Subsidiaries of AMC Entertainment Inc.
*23.	Consent of independent registered public accounting firm.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

QuickLinks

AMC ENTERTAINMENT INC. FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 1, 2004 INDEX
Forward Looking Statements
Restatement of Financial Statements
Consultation with Securities & Exchange Commission
PART I
PART II
Consultation with Securities & Exchange Commission
Consultation with Securities & Exchange Commission
PART III
PART IV
SIGNATURES