Form 10-K/A
period 2004-04-01
AMC ENTERTAINMENT INC
filed 2004-07-30
CIK 722077

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

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

        AMC Entertainment Inc., hereby amends Parts II, III and IV of its Annual Report on Form 10-K for the year ended April 1, 2004 to include the amended Item 8. Financial Statements and Supplementary Data which removed the cautionary language regarding our consultation with the Securities and Exchange Commission, Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, the amended Item 9A. Controls and Procedures, Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation, Item 12. Security Ownership of Beneficial Owners and Management and Related Stockholder Matters, Item 13. Certain Relationships and Related Transactions and Item 14. Principal Accountant Fees and Services and the amended Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

PricewaterhouseCoopers LLP

Kansas City, Missouri
June 21, 2004, except for Note 17 as to which the date is July 30, 2004

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

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock
			Common Stock
(In thousands, except share and per share data)

	Shares	Amount	Shares	Amount
Balance, March 30, 2001 (as previously reported)	–	$–	19,447,598	$12,965
Adjustment for cumulative effect of restatements	–	–	—	—

Balance, March 30, 2001 (restated)	–	–	19,447,598	12,965
Comprehensive Loss: (restated)
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–

Comprehensive Loss
Sale of Common Stock	–	–	10,350,000	6,900
Sale of Preferred Stock	250,000	167	–	–
Conversion of Class B Stock	–	–	240,448	160
Preferred Stock for dividends	11,989	8	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Accrued interest on employee notes for Common Stock purchases	–	–	–	–

Balance, March 28, 2002	261,989	175	30,038,046	20,025
Comprehensive Loss: (restated)
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–

Comprehensive Loss
Stock issued in connection with acquisition of GC	–	–	2,430,429	1,621
Conversion of Class B Stock	–	–	749,948	500
Preferred Stock for dividends	18,118	12	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Stock awards, options exercised and other	–	–	67,750	45
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Accrued interest on employee notes for Common Stock purchases	–	–	–	–
Forgiveness of employee notes	–	–	–	–
Treasury stock purchase	–	–	–	–

Balance, April 3, 2003	280,107	$187	33,286,173	$22,191
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Unrealized gain on marketable securities	–	–	–	–

Comprehensive Loss
Preferred Stock for dividends	19,370	13	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Stock awards, options exercised and other (net of tax benefit of $664)	–	–	603,580	402
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Treasury stock purchase	–	–	–	–

Balance, April 1, 2004	299,477	$200	33,889,753	$22,593

See Notes to Consolidated Financial Statements

	Convertible Class B Stock						Common Stock in Treasury
						Employee Notes for Common Stock Purchases
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit) (restated)				Total Stockholders' Equity (Deficit) (restated)
	Shares	Amount					Shares	Amount
Balance, March 30, 2001 (as previously reported)	4,041,993	$2,695	$106,713	$(15,121)	$(156,047)	$(9,881)	20,500	$(369)	$(59,045)
Adjustment for cumulative effect of restatements	—	—	—	—	(4,031)	—	—	—	(4,031)

Balance, March 30, 2001 (restated)	4,041,993	2,695	106,713	(15,121)	(160,078)	(9,881)	20,500	(369)	(63,076)
Comprehensive Loss: (restated)
Net loss	–	–	–	–	(10,378)	–	–	–	(10,378)
Foreign currency translation adjustment	–	–	–	(2,047)	–	–	–	–	(2,047)
Additional minimum pension liability	–	–	–	201	–	–	–	–	201

Comprehensive Loss									(12,224)
Sale of Common Stock	–	–	93,900	–	–	–	–	–	100,800
Sale of Preferred Stock	–	–	229,855	–	–	–	–	–	230,022
Conversion of Class B Stock	(240,448)	(160)	–	–	–	–	–	–	–
Preferred Stock for dividends	–	–	28,042	–	–	–	–	–	28,050
Preferred Stock dividends	–	–	(29,421)	–	–	–	–	–	(29,421)
Preferred Stock accretion	–	–	1,371	–	–	–	–	–	1,371
Deferred compensation—restricted stock awards	–	–	(478)	–	–	–	–	–	(478)
Unissued restricted stock awards	–	–	920	–	–	–	–	–	920
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(549)	–	–	(549)

Balance, March 28, 2002	3,801,545	2,535	430,902	(16,967)	(170,456)	(10,430)	20,500	(369)	255,415
Comprehensive Loss: (restated)
Net loss	–	–	–	–	(29,546)	–	–	–	(29,546)
Foreign currency translation adjustment	–	–	–	9,557	–	–	–	–	9,557
Additional minimum pension liability	–	–	–	(501)	–	–	–	–	(501)
Unrealized loss on marketable securities	–	–	–	(862)	–	–	–	–	(862)

Comprehensive Loss									(21,352)
Stock issued in connection with acquisition of GC	–	–	31,530	–	–	–	–	–	33,151
Conversion of Class B Stock	(749,948)	(500)	–	–	–	–	–	–	–
Preferred Stock for dividends	–	–	25,112	–	–	–	–	–	25,124
Preferred Stock dividends	–	–	(27,165)	–	–	–	–	–	(27,165)
Preferred Stock accretion	–	–	2,027	–	–	–	–	–	2,027
Stock awards, options exercised and other	–	–	152	–	–	–	–	–	197
Deferred compensation—restricted stock awards	–	–	(1,087)	–	–	–	–	–	(1,087)
Unissued restricted stock awards	–	–	3,192	–	–	–	–	–	3,192
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(108)	–	–	(108)
Forgiveness of employee notes	–	–	–	–	–	10,538	–	–	10,538
Treasury stock purchase	–	–	–	–	–	–	14,887	(213)	(213)

Balance, April 3, 2003	3,051,597	$2,035	$464,663	$(8,773)	$(200,002)	$–	35,387	$(582)	$279,719
Comprehensive Loss:
Net loss	–	–	–	–	(10,714)	–	–	–	(10,714)
Foreign currency translation adjustment	–	–	–	6,877	–	–	–	–	6,877
Additional minimum pension liability	–	–	–	(622)	–	–	–	–	(622)
Unrealized gain on marketable securities	–	–	–	525	–	–	–	–	525

Comprehensive Loss									(3,934)
Preferred Stock for dividends	–	–	38,237	–	–	–	–	–	38,250
Preferred Stock dividends	–	–	(40,277)	–	–	–	–	–	(40,277)
Preferred Stock accretion	–	–	2,006	–	–	–	–	–	2,006
Stock awards, options exercised and other (net of tax benefit of $664)	–	–	4,114	–	–	–	–	–	4,516
Deferred compensation—restricted stock awards	–	–	(68)	–	–	–	–	–	(68)
Unissued restricted stock awards	–	–	823	–	–	–	–	–	823
Treasury stock purchase	–	–	–	–	–	–	42,610	(431)	(431)

Balance, April 1, 2004	3,051,597	$2,035	$469,498	$(1,993)	$(210,716)	$–	77,997	$(1,013)	$280,604

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

NOTE 17—SUBSEQUENT EVENTS (Unaudited)

        On July 29, 2004, the Company entered into an Agreement and Consent with the holders of its Series A Convertible Preferred Stock (the "Preferred Stock") pursuant to which the Company has agreed to relinquish its right to redeem the Preferred Stock during such time as an "Event of Default" (as such term is defined in the Certificate of Designations for the Preferred Stock) exists and remains uncured and the holders of the Preferred Stock have exercised their right to elect a majority of the board of directors of the Company pursuant to the rights granted by the Certificate of Designations.

        As a result, the Company believes that there are no circumstances that would require the Preferred Stock to be redeemed for cash or other assets upon the occurrence of an event that is outside the control of the Company. The Company will continue to classify its Preferred Stock within permanent stockholders' equity in its Consolidated Financial Statements.

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
(7)
The quarters as presented have been restated for foreign deferred taxes, Swedish tax benefits recorded on loss from discontinued operations and straight-line contingent rentals. See related reconciliations on pages 54-57.

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

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A and have determined that such disclosure controls and procedures were adequately designed and operating effectively at such time.

        In reaching the conclusion set forth above, the Company's Chief Executive Officer and Chief Financial Officer considered the restatement of the Company's financial statements for certain prior periods, as discussed elsewhere in this Form 10-K/A. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the circumstances giving rise to the restatements were not reflective of any material weakness in the Company's disclosure controls and procedures, and that such disclosure controls and procedures were operating effectively throughout the period covered by this Annual Report on Form 10-K/A.

  (b)
  Changes in internal controls.

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The Company has adopted a Code of Ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as well as its directors, officers and other associates. The Company's Code of Ethics has been filed as Exhibit 14 to its Form 10-K for the fiscal year ended April 1, 2004.

        The Company's and its subsidiaries' Directors and Executive Officers are as follows:

Name	Age(1)	Positions
Peter C. Brown(2)	45	Chairman of the Board, Chief Executive Officer and Director (AMCE and AMC); President (AMCE)
Mr. Charles J. Egan, Jr.	71	Director (the Company)
Mr. Charles S. Sosland	49	Director (the Company)
Mr. Paul E. Vardeman	74	Director (the Company)
Mr. Michael N. Garin	57	Director (the Company)
Mr. Leon D. Black	52	Director (the Company)
Mr. Marc J. Rowan	41	Director (the Company)
Mr. Laurence M. Berg	38	Director (the Company)
Philip M. Singleton	57	Executive Vice President (AMCE); President, Chief Operating Officer and Director (AMC)
Richard T. Walsh	50	Executive Vice President (AMCE); Chairman (AMC Film, a division of AMC)
Craig R. Ramsey	52	Executive Vice President and Chief Financial Officer (AMCE and AMC); Director (AMC)
John D. McDonald	47	Executive Vice President, North America Operations (AMC)
Richard M. Fay	54	President (AMC Film, a division of AMC)
James V. Beynon	56	Senior Vice President and Treasurer (AMCE and AMC)
Mark A. McDonald	45	Executive Vice President, International Operations (AMC Entertainment International, Inc.)
Rolando B. Rodriguez	44	Executive Vice President, North America Operations Services (AMC)
Kevin M. Connor	41	Senior Vice President, General Counsel and Secretary (AMCE and AMC)
Chris A. Cox	38	Vice President and Chief Accounting Officer (AMCE and AMC)

(1)
As of July 1, 2004.

        All the Company's current executive officers hold their offices at the pleasure of the Company's board of directors, subject to rights under their respective employment agreements. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Peter C. Brown has served as a Director of AMCE and AMC since November 12, 1992, as Chairman of the Board and Chief Executive Officer of AMCE since July 1999 and as President of AMCE since January 1997. Mr. Brown served as Co-Chairman of the Board of AMCE from May 1998 through July 1999 and as Executive Vice President of AMCE from August 1994 to January 1997. Mr. Brown is also Chairman of the Board, Chief Executive Officer and a Director of AMC. Mr. Brown is a graduate of the University of Kansas.

        Mr. Charles J. Egan, Jr. has served as a Director of AMCE since October 30, 1986. Mr. Egan is retired Vice President of Hallmark Cards, Incorporated. Hallmark Cards, Incorporated is primarily engaged in the business of greeting cards and related social expressions products, Crayola crayons and the production of movies for television. Mr. Egan is sole Trustee of the Durwood Voting Trust and the Stanley H. Durwood Foundation, established under that certain 1992 Durwood, Inc. Voting Trust Agreement dated December 12, 1992, as amended and restated as of August 12, 1997. Mr. Egan also serves as a member of the Board of Trustees, Treasurer and Chairman of the Finance Committee of the Kansas City Art Institute and past Co-Chair of the Harvard College Fund and past-president of the Harvard Alumni Association. Mr. Egan holds an A.B. degree from Harvard University and an LL.B. degree from Columbia University.

        Mr. Charles S. Sosland has served as a director of AMCE since September 18, 2003. Mr. Sosland serves as President and Chief Executive Officer of Sosland Companies, Inc. of Kansas City, Missouri, a family owned holding company with interests mainly in publishing magazines serving American and global food and agricultural businesses, and has held this position since 1993. Mr. Sosland is Chairman of Sosland Publishing Company and Group Publisher of its international magazine, World Grain, and of Meat and Poultry magazine and has held this position since 1989. Mr. Sosland is an advisory board member of the Commerce Bank of Kansas City, N.A., and director of Canadean Ltd., a U.K.-based consulting firm for the international beverage industry. He also serves as an honorary member of the board of directors of the Boys and Girls Clubs of Greater Kansas City and is past-president of the board of trustees of Pembroke Hill School, past-chairman of the board of trustees of the Kansas City Art Institute, a member of the Civic Council of Greater Kansas City and is a director of the Sosland Foundation. A native of Kansas City, Mr. Sosland graduated from the College of Basic Studies at Boston University in 1975.

        Mr. Paul E. Vardeman has served as a director of AMCE since June 14, 1983. Mr. Vardeman was a director, officer and shareholder of the law firm of Polsinelli, White, Vardeman & Shalton, P.C. (now Polsinelli, Shalton and Welte, P.C.), Kansas City, Missouri, from 1982 until his retirement from such firm in November 1997. Prior thereto, Mr. Vardeman served as a Judge of the Circuit Court of Jackson County, Missouri. Mr. Vardeman holds undergraduate and J.D. degrees from the University of Missouri-Kansas City.

        Mr. Michael N. Garin has served as a director of AMCE since September 18, 2003. Mr. Garin is the Chief Executive Officer of Central European Media Enterprises, which operates the leading group of TV networks and stations across Central and Eastern Europe. He is a director and member of the Audit Committee of American Media, Inc., a director and member of the Audit Committee of Cablecom (Switzerland), and a director of Canal+ Nordic (Scandinavia). He also acts as an independent strategic and financial advisor to MortgageIT. From 1999 to 2001, Mr. Garin was President and Chief Operating Officer of Digital Convergence Corporation, an Internet technology company. In March 2002, digital Convergence filed a voluntary petition for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. Previously, Mr. Garin spent 11 years as the Global Head of Media, Telecommunications and Information Services Investment Banking at ING Barings, LLC. Mr. Garin co-founded Lorimar Telepictures Corporation in 1978 and served as a Director until 1988. He also worked in numerous roles for Time Inc. Mr. Garin received an A.B. in Economics from Harvard University in 1968 and a Masters Degree in Philosophy and the Arts from the New School for Social Research in 1973.

        Mr. Leon D. Black has served as a Director of AMCE since April 19, 2001. Mr. Black is one of the founding principals of Apollo Advisors, L.P., which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds, and Apollo Real Estate Advisors, L.P. which, together with its affiliates, acts as the managing general partner of the Apollo Real Estate Investment Funds, private real estate investment funds. Mr. Black also serves on the Boards of Directors of Wyndham International, Inc., Allied Waste Industries, Inc., Sirius Satellite Radio, Inc. and United Rentals, Inc. Mr. Black also serves as a Trustee of Dartmouth College, The Museum of Modern Art, Mount Sinai-NYU Medical Center, Lincoln Center for the Performing Arts, the Metropolitan Museum of Art, Prep for Prep and The Asia Society. Mr. Black holds a B.A. degree from Dartmouth College and an M.B.A. degree from Harvard University.

        Mr. Marc J. Rowan has served as a Director of AMCE since April 19, 2001. Mr. Rowan is one of the founding principals of Apollo Management, L.P. which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds. Mr. Rowan is also a director of Wyndham International, Inc., National Financial Partners, Inc., Quality Distribution, Inc., Cablecom GmbH, iesy Hessen GmbH & Co., KG and Skyterra Communications Inc. Mr. Rowan also serves on the executive committee of the Youth Renewal Fund and is a member of the Board of Directors of National Jewish Outreach Program, the Riverdale Country School and the Undergraduate Executive Board of The Wharton School of Business. Mr. Rowan holds a B.S. degree and an M.B.A. degree from The Wharton School of Business at the University of Pennsylvania.

        Mr. Laurence M. Berg has served as a Director of AMCE since April 19, 2001. Mr. Berg is a Senior Partner with Apollo Management, L.P. which, together with its affiliates, serves as managing general partner of the Apollo Investment Funds. Mr. Berg serves on the Board of Directors of Sylvan Learning Systems, Inc. Resolution Performance Products, Inc., Hayes Lemmerz International, Inc., Rent-A-Center, Inc. and Educate Inc. Mr. Berg holds a B.S. degree from The Wharton School of Business at the University of Pennsylvania and an M.B.A. degree from Harvard University.

        Mr. Philip M. Singleton was elected President of AMC on January 10, 1997 and has served as Chief Operating Officer of AMC since November 14, 1991. Mr. Singleton has served as Executive Vice President of AMCE since August 3, 1994. Mr. Singleton has served as a director of AMC since November 12, 1992.

        Mr. Richard T. Walsh has served as Executive Vice President of AMCE and Chairman, AMC Film, a division of AMC, since November 9, 2001. Prior thereto, Mr. Walsh served as Executive Vice President, Film Operations, AMC Film, from September 29, 1999 to November 9, 2001 and as Senior Vice President in charge of operations for the West Division of AMC from July 1, 1994 to September 29, 1999.

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of AMCE and AMC since April 3, 2003. Prior thereto, Mr. Ramsey served as Executive Vice President, Chief Financial Officer and Secretary of AMCE and AMC effective April 19, 2002. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer, of AMCE and AMC from August 20, 1998 until May 13, 2002. Mr. Ramsey has served as a director of AMC since September 28, 1999. Mr. Ramsey was elected Chief Accounting Officer of AMCE and AMC effective October 15, 1999. Mr. Ramsey served as Vice President, Finance from January 17, 1997 to October 15, 1999 and prior thereto served as Director of Information Systems and Director of Financial Reporting since joining AMC on February 1, 1995.

        Mr. John D. McDonald has served as Executive Vice President, North America Operations of AMC since October 1, 1998. Prior thereto, Mr. McDonald served as Senior Vice President, Corporate Operations from November 9, 1995 until his promotion to Executive Vice President on October 1, 1998.

        Mr. Richard M. Fay has served as President, AMC Film, since September 8, 1995.

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

        Mr. Rolando B. Rodriguez has served as Executive Vice President, North America Operations Services of AMC since February 14, 2002. Prior thereto, Mr. Rodriguez served as Senior Vice President, Food and Beverage Group of AMC from May 2000 until his promotion to Executive Vice President on February 14, 2002. Mr. Rodriguez served as Senior Vice President, North America Field Operations of AMC from November 1999 until May 2000. Prior thereto, Mr. Rodriguez served as Senior Vice President, Operations, South Division from March 1996.

        Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of AMCE and AMC since April 3, 2003. Prior thereto, Mr. Connor served as Senior Vice President, Legal of AMCE and AMC beginning November 6, 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid, Bingham, Levy, Selzer and Gee from October 1, 1995.

        Mr. Chris A. Cox has served as Vice President and Chief Accounting Officer of AMCE and AMC since May 13, 2002. Prior thereto, Mr. Cox served as Vice President and Controller of AMC from November 28, 2000. Previously, Mr. Cox served as Director of Corporate Accounting for the Dial Corporation from December of 1999 until November 2000 and as Senior Manager in Assurance and Business Advisory Services at PricewaterhouseCoopers LLP from January 1997 to December 1999.

        Audit Committee Members.    The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended. During the last fiscal year the Audit Committee members were Mr. Egan (Chairman), Mr. Rowan, Mr. Vardeman, Mr. Garin and Mr. Sosland. Since July 19, 2004 the members of the Audit Committee have been Mr. Garin (Chairman), Mr. Vardeman and Mr. Sosland.

        The Board also has determined that Mr. Garin is an "audit committee financial expert" as such term is defined by the Securities and Exchange Commission in Item 401(h) of Regulation S-K. The Board has determined that Mr. Garin is independent, as independence for audit committee members is defined in the American Stock Exchange listing standards applicable to audit committees. Under SEC regulations, a person who is determined to be an audit committee financial expert will not be deemed an "expert" for any purpose, including without limitation for purposes of section 11 of the Securities Act of 1933. Further, the designation or identification of a person as an audit committee financial expert does not impose any duties, obligations or liability on such person that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

Procedures for stockholders to follow when making nominations

        The Board of Directors has two nominating committees, one to nominate directors elected by holders of common stock, voting as a class, and one to nominate directors elected by holders of Common Stock and Class B Stock, voting as a class. If there is an annual meeting in 2005, stockholders who wish to recommend candidates for consideration by a nominating committee in connection with such annual meeting should submit the candidate's name and related information in writing to the chairperson of the nominating committee in care of Kevin Connor, Secretary and General Counsel by April 19, 2005. In addition to the name of the candidate, a stockholder should submit:

  •
  his or her own name and address as they appear on the company's records;

  •
  if not the record owner, a written statement from the record owner of the shares that verifies the recommending stockholder's beneficial ownership and period of ownership and that provides the record holder's name and address as they appear on the Company's records;

  •
  a statement disclosing whether such recommending stockholder is acting with or on behalf of any other person, entity or group and, if so , the identity of such person, entity or group;

  •
  the written consent of the person being recommended to being named in the proxy statement as a nominee if nominated and to serving as a director if elected; and

pertinent information concerning the candidate's background and experience, including information regarding such person required to be disclosed in solicitations of proxies for election of directors under Regulation 14A of the Securities Exchange Act of 1934, as amended.

        Candidates for the Board should be a person known for his or her integrity and honesty and should have, by education or experience, knowledge or skills which may be helpful to the Board in exercising its oversight responsibilities. A sufficient number of Board members must meet the tests for independence set forth in applicable rules of the American Stock Exchange and Section 10A of the Securities Exchange Act of 1934 to permit the Company to satisfy applicable stock exchange and legal requirements. The Board believes it is desirable for a least one Board member to be an "audit committee financial expert", as defined in Rule 401(h) of SEC Regulation S-K.

        Nominees for election by the holders of Common Stock, voing as a class, must satisfy the requirements of an "Independent Director" as defined in Regulation 14A of the Securities Exchange Act of 1934, as amended, and may not be or have been an officer or employee of any of the Company, Apollo, the Apollo Purchasers or any of their affiliates or any entity which derived substantial revenues from any such person. Further, such nominees may have no relationship or affiliation or compensation, consulting or contracting arrangement with the Company, Apollo, the Apollo Purchasers, the Trustees of the Durwood Voting Trust, the Stanley H. Durwood Foundation or any other entity that a reasonable person could regard as likely to be unduly influenced by any such persons.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers and Directors, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Executive Officers, Directors and greater-than-10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 2004 its Executive Officers, Directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements except that Mr. Richard M. Fay (an Executive officer) failed to timely report on Form 4 one transaction attributable to him. Mr. Fay's spouse purchased 200 shares of the Company's Common Stock in fiscal 1999. This transaction was reported on a Form 5, which was filed on April 15, 2004.

Item 11. Executive Compensation.

Compensation of Management

        The following table provides certain summary information concerning compensation that the Company paid to or accrued on behalf of the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers (determined as of the end of fiscal 2004 and hereafter referred to collectively as the "Named Executive Officers") for the last three fiscal years ended April 1, 2004, April 3, 2003 and March 28, 2002, respectively.

Summary Compensation Table

	Annual Compensation					Long-Term(2) Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)(4)		Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation(3)
Peter C. Brown Chairman of the Board, Chief Executive Officer and President	2004 2003 2002	$728,000 700,000 625,000	$464,100 614,250 683,550	$	N/A 12,643,851 N/A	$1,080,100 455,700 209,400	– 106,990 106,990	$7,052 8,351 3,836
Philip M. Singleton Executive Vice President and Chief Operating Officer	2004 2003 2002	475,000 450,000 425,000	301,716 390,488 403,000		N/A 6,606,502 N/A	602,400 239,394 110,005	– 42,980 42,980	7,557 9,100 4,846
Richard T. Walsh Executive Vice President, Film Operations, Chairman AMC Film	2004 2003 2002	335,000 325,000 300,000	215,526 222,750 209,251		N/A 161,646 N/A	250,667 97,976 24,988	– 14,330 7,160	132,893 10,115 5,573
Craig R. Ramsey Executive Vice President and Chief Financial Officer	2004 2003 2002	325,000 300,000 275,000	215,526 222,750 255,750		N/A N/A N/A	250,667 97,976 24,988	– 14,330 7,160	133,102 10,454 5,856
John D. McDonald Executive Vice President, North American Operations	2004 2003 2002	312,500 300,000 275,000	168,300 222,750 255,750		N/A N/A N/A	125,333 97,976 45,021	– 14,330 14,330	70,261 10,391 5,908

(1)
For the years presented, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus with the exception of Mr. Richard T. Walsh who received $143,303 related to relocation during fiscal 2003 and Mr. Peter C. Brown and Mr. Philip M. Singleton who received compensation related to loan forgiveness as discussed in note (4) below.

(2)
On September 18, 2003, the Company made deferred stock unit awards under the 2003 AMC Entertainment Inc. Long-Term and Incentive Plan to the Named Executive Officers having a value as follows: Mr. Peter C. Brown—71,435 units ($1,080,100); Mr. Philip M. Singleton—39,841 units ($602,400); Mr. Richard T. Walsh—16,579 units ($250,667); Mr. Craig R. Ramsey—16,579 units ($250,667); and Mr. John D. McDonald—8,289 units ($125,333). The deferred stock units awarded were calculated based on the value of the award divided by a 10 day average stock price at April 1, 2004.

All of the deferred stock unit awards granted in 2004 vest three years from the date of award subject to, with certain exceptions such as death or disability, continued employment with the Company. No dividends are payable with respect to deferred stock awards prior to vesting. As of April 1, 2004 the number of unvested deferred stock unit awards for the Named Executive Officers and the value of such awards (based on the market value of the unvested shares of stock on April 1, 2004) were as follows: Mr. Peter C. Brown—71,435 units ($1,109,386); Mr. Philip M. Singleton—39,841 units ($618,731); Mr. Richard T. Walsh—16,579 units ($257,471); Mr. Craig R. Ramsey—16,579 units ($257,471); and Mr. John D. McDonald—8,289 units ($128,728). Deferred stock units will entitle the holder to one share of Common Stock for each deferred stock unit at the end of a deferral period.

In connection with a definitive merger agreement ("the Merger Agreement") or ("the Merger") announced on July 22, 2004, each deferred stock unit which is outstanding immediately prior to the effective time of the merger, whether or not then vested, shall be canceled as of the effective time of the Merger and the holder thereof shall be entitled to receive an amount in cash in lieu of such canceled deferred stock unit equal to the excess of (i) $19.50 over (ii) any income tax or employment tax required under the Internal Revenue Code of 1986, as amended with respect to the amounts referred to in clause (i).

On May 13, 2002, the Company made restricted stock awards under the AMC Entertainment Inc. 1999 Stock Option and Incentive Plan to the Named Executive Officers with respect to that number of shares and having a value (based on the market value of the shares of stock covered by the awards on the date of grant) as of the award date, as follows: Mr. Peter C. Brown—30,000 shares ($455,700); Mr. Philip M. Singleton—15,760 shares

  ($239,394); Mr. Richard T. Walsh—6,450 shares ($97,976); Mr. Craig R. Ramsey—6,450 shares ($97,976); and Mr. John D. McDonald—6,450 shares ($97,976). Additionally, on May 13, 2002, the Company granted options under the AMC Entertainment Inc. 1999 Stock Option and Incentive Plan as follows: Mr. Peter C. Brown—106,990 shares; Mr. Philip M. Singleton—42,980 shares; Mr. Richard T. Walsh—14,330 shares; Mr. Craig R. Ramsey—14,330 shares; and Mr. John D. McDonald—14,330 shares. The exercise price of these options is $15.19 per share.

On April 17, 2001, the Company made restricted stock awards under the 1999 Stock Option and Incentive Plan to the Named Executive Officers with respect to that number of shares and having a value (based on the market value of the shares of stock covered by the awards on the date of grant) as of the award date, as follows: Mr. Peter C. Brown—30,000 shares ($209,400); Mr. Philip M. Singleton—15,760 shares ($110,005); Mr. Richard T. Walsh—3,580 shares ($24,988); Mr. Craig R. Ramsey—3,580 shares ($24,988); and Mr. John D. McDonald—6,450 shares ($45,021). Additionally, on April 17, 2001, the Company granted options under the 1999 Stock Option and Incentive Plan as follows: Mr. Peter C. Brown—106,990 shares; Mr. Philip M. Singleton—42,980 shares; Mr. Richard T. Walsh—7,160 shares; Mr. Craig R. Ramsey—7,160 shares and Mr. John D. McDonald—14,330 shares. The exercise price of these options is $6.98 per share.

One half of the restricted stock awards and non-qualified stock options granted in fiscal years 2003 and 2002 vest one year from date of grant with the balance vesting two years from date of grant, subject to, with certain exceptions such as death or disability, continued employment with the Company. No dividends are payable with respect to restricted stock awards prior to vesting. As of April 1, 2004 the number of unvested restricted stock awards for the Named Executive Officers and the value of such awards (based on the market value of the unvested shares of stock on April 1, 2004) were as follows: Mr. Peter C. Brown—15,000 shares ($232,950); Mr. Philip M. Singleton—7,880 shares ($122,376); Mr. Richard T. Walsh—3,225 shares ($50,084); Mr. Craig R. Ramsey—3,225 shares ($50,084); and Mr. John D. McDonald—3,225 shares ($50,084).

Pursuant to their employment agreements with the Company, under certain circumstances, Messrs. Brown and Singleton will receive cash payments equal to the value of their respective vested and unvested stock options. See "Employment Contracts, Termination of Employment and Change of Control Arrangements."

(3)
For fiscal 2004, All Other Compensation is comprised of the Company's contributions under its 401(k) savings plan which is a defined contribution plan and deferred cash awards under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan as follows: Mr. Peter C. Brown—$0; Mr. Philip M. Singleton—$0; Mr. Richard T. Walsh—$125,333; Mr. Craig R. Ramsey—$125,333; and Mr. John D. McDonald—$62,667. For 2003 and 2002, All Other Compensation is comprised of the Company's contributions under its 401(k) savings plan which is a defined contribution plan.

(4)
Pursuant to a program recommended by the Compensation Committee and approved by the Company's Board of Directors in 1998, the Company loaned Mr. Peter C. Brown $5,625,000 to purchase 375,000 shares of its Common Stock. Mr. Brown purchased such shares on August 11, 1998. Under the program the Company also loaned Mr. Philip M. Singleton $3,765,000 to purchase 250,000 shares of its Common Stock. Mr. Singleton purchased such shares from September 11 to September 15, 1998. Mr. Singleton repaid unused proceeds of $811,710, leaving a remaining unpaid principal balance of $2,953,290. Such loans were unsecured and bore interest at a rate at least equal to the applicable federal rate prescribed by Section 1274(d) of the Internal Revenue Code in effect on the date of such loan (6% per annum for the loans to Messrs. Brown and Singleton). Interest on these loans accrued and was added to principal annually on the anniversary date of such loan, and the full principal amount and all accrued interest was due and payable on the fifth anniversary of such loan. Based on the recommendation of the Compensation Committee, on May 13, 2002 the Company's Board of Directors approved the forgiveness of $6,921,244 of principal and accrued interest on the loan made to Mr. Peter C. Brown, together with the payment of $5,722,607 of Federal, state and payroll related taxes on his behalf, and the forgiveness of $3,616,399 of principal and accrued interest on the loan made to Mr. Philip M. Singleton, together with the payment of $2,990,103 of Federal, state and payroll related taxes on his behalf. Such loan forgiveness was effective as of June 6, 2002. Mr. Brown and Mr. Singleton agreed not to sell the shares acquired with proceeds of the loans prior to March 6, 2004.

Option Grants

        There were no grants of stock options made during the last fiscal year to the Named Executive Officers.

Option Exercises and Holdings

        The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of April 1, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-The-Money Options /SARs at FY-End(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable(2)	Exercisable	Unexercisable
Peter C. Brown	150,000	174,000	294,485	53,495	$949,963	$18,188
Philip M. Singleton	124,600	183,162	173,470	21,490	391,796	7,307
Richard T. Walsh	25,000	38,125	34,325	7,165	65,972	2,436
Craig R. Ramsey	–	–	49,325	7,165	63,654	2,436
John D. McDonald	–	–	76,495	7,165	127,275	2,436

(1)
Values for "in-the-money" outstanding options represent the positive spread between the respective exercise prices of the outstanding options and the value of the Company's Common Stock as of April 1, 2004.

(2)
Stock options granted during the fiscal year ended April 3, 2003 became fully vested on May 12, 2004. In connection with the Merger Agreement announced on July 22, 2004, each stock option which is outstanding immediately prior to the effective time of the Merger, whether or not then exercisable, shall be canceled as of the effective time of the Merger and the holder thereof shall be entitled to receive an amount in cash in lieu of such canceled stock option equal to the excess of (i) the product of (a) the excess, if any, of (x) $19.50 over (y) the per share exercise price of such stock option multiplied by (B) the number of shares of common stock subject to such stock option over (ii) any income tax or employment tax withholding required under the Internal Revenue Code of 1986, as amended with respect to the amounts referred to in clause (i).

Defined Benefit Retirement and Supplemental Executive Retirement Plans

        The Company sponsors a defined benefit retirement plan which provides benefits to certain of the Company's employees based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. A participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

        The Company also sponsors a supplemental executive retirement plan to provide the same level of retirement benefits that would have been provided under the retirement plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $235,840 (in 1993), the old limit, to $205,000 (in 2004).

        The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under the Company's retirement plan and the supplemental executive retirement plan, assuming retirement in calendar 2003 at age 65, payable in the form of a single life annuity. The benefits are not subject to any deduction for social security or other offset amounts. The following table assumes the old limit would have been increased to $300,000 in 2004.

	Years of Credited Service
Highest Consecutive Five Year Average Annual Compensation
	15	20	25	30	35
$125,000	$17,100	$22,800	$28,501	$34,201	$39,901
150,000	20,850	27,800	34,751	41,701	48,651
175,000	24,600	32,800	41,001	49,201	57,401
200,000	28,350	37,800	47,251	56,701	66,151
225,000	32,100	42,800	53,501	64,201	74,901
250,000	35,850	47,800	59,751	71,701	83,651
275,000	39,600	52,800	66,001	79,201	92,401
295,000	42,600	56,800	71,001	85,201	99,401
300,000	43,350	57,800	72,251	86,701	101,151

        As of April 1, 2004, the years of credited service under the retirement plan for each of the Named Executive Officers were: Mr. Peter C. Brown, 13 years; Mr. Philip M. Singleton—30 years; Mr. Richard T. Walsh—29 years; Mr. John D. McDonald—29 years; and Mr. Craig R. Ramsey—9 years.

        The Company has established a retirement enhancement plan for the benefit of officers who from time to time may be designated as eligible participants therein by the board of directors. The retirement enhancement plan is a non-qualified deferred compensation plan designed to provide an unfunded retirement benefit to an eligible participant in an amount equal to (i) sixty percent (60%) of his or her average compensation (including paid and deferred incentive compensation) during the last three full years of employment, less (ii) the sum of (A) such participant's benefits under the retirement plan and social security, and (B) the amount of a straight life annuity commencing at the participant's normal retirement date attributable to the Company's contributions under the supplemental executive retirement plan, the 401(k) savings plan and the non-qualified deferred compensation plan. The Executive Savings Plan was terminated as of January 1, 2002 and therefore is no longer included in the computation of the retirement enhancement plan benefit. The base amount in clause (i) will be reduced on a pro rata basis if the participant completes fewer than 25 years of service. The retirement enhancement plan benefit vests upon the participant's attainment of age 55 or completion of 15 years of service, whichever is later, and may commence to a vested participant retiring on or after age 55 (who has participated in the plan for at least five years) on an actuarially reduced basis (6 2/3% for each of the first five years by which commencement precedes age 65 and an additional 3 1/3% for each year by which commencement precedes age 60). Benefits commence at a participant's normal retirement date (i.e., the later of age 65 or the participant's completion of five years of service) whether or not the participant continues to be employed by the Company. The accrued benefit payable upon total and permanent disability is not reduced by reason of early commencement. Participants become fully vested in their rights under the retirement enhancement plan if their employment is terminated without cause or as a result of a change of control, as defined in the retirement enhancement plan. No death, disability or retirement benefit is payable prior to a participant's early retirement date or prior to the date any severance payments to which the participant is entitled cease.

        Mr. Peter C. Brown and Mr. Philip M. Singleton have been designated as eligible to participate in the retirement enhancement plan. The estimated monthly amounts that Mr. Brown and Mr. Singleton will be eligible to receive under the retirement enhancement plan at age 65 are $88,346 and $31,995, respectively. These amounts are based on certain assumptions respecting their future compensation amounts and the amounts of the Company's contributions under other plans. Actual amounts received by such individuals under the retirement enhancement plan may be different than those estimated.

Employment Contracts, Termination of Employment and Change of Control Arrangements

        The Company has entered into employment agreements with Messrs. Peter C. Brown, Philip M. Singleton, Richard T. Walsh, John D. McDonald and Craig R. Ramsey each dated as of July 1, 2001. The employment agreements provide for annual base salaries of no less than the following amounts: Mr. Brown—$728,300; Mr. Singleton—$468,200; Mr. Walsh—$338,200; Mr. Ramsey—$331,500; and Mr. McDonald—$312,200. The employment agreements also provide for discretionary bonuses, an automobile allowance, reimbursement of reasonable travel and entertainment expenses and other benefits offered from time to time to other executive officers. The employment agreement of Mr. Brown has a term of five years, that of Mr. Singleton has a term of three years and those of Mr. Walsh, Mr. Ramsey and Mr. McDonald have terms of two years. On the anniversary date of each employment agreement, one year is added to its term, so that each employment agreement always has a five year, three year or two year term, as the case may be, as of each anniversary date. Each employment agreement terminates generally without severance if such employee is terminated for cause or upon such employee's resignation, each as defined in his employment agreement. The Company will pay the employee a pro rata portion of the bonus he would otherwise be eligible to receive upon termination by reason of the employee's retirement. If any of Messrs. Walsh, McDonald or Ramsey dies or is terminated without cause or following his disability or terminates his agreement subsequent to specified changes in his responsibilities, annual base salary or benefits following a change of control, each as defined in the agreement, he will be entitled to receive a lump sum cash payment equal to two years annual base salary. If either Mr. Brown or Mr. Singleton dies or is terminated without cause or following his disability or terminates his agreement for good reason or following a change of control, each as defined in the agreement, he will be entitled to receive (i) a lump sum cash payment equal to such employee's then annual base salary for the remainder of the term of the agreement plus the bonus such employee would be entitled to receive as if the target level had been obtained multiplied by the number of years remaining in the term of the employment agreement and (ii) a cash payment equal to the difference between (a) the value of all vested and unvested stock options granted to the employee which have an exercise price per share less than the closing price per share of the Company's Common Stock on the date of termination and (b) the exercise price of such options. The amounts payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as of July 1, 2004, were as follows: Mr. Brown—$6,091,500; Mr. Singleton—$2,340,600, Mr. Walsh—$676,400, Mr. Ramsey—$663,000; and Mr. McDonald—$624,400. The values of outstanding employee stock options that would be payable to the Named Executive Officers under these employment agreements, assuming termination by reason of a change of control as of July 1, 2004, were as follows: Mr. Brown—$809,000 and Mr. Singleton—$333,000. Mr. Brown and Mr. Singleton have each waived their right to termination payments that would otherwise be payable in connection with a change of control as a result of the Merger, subject to (i) our adoption within 60 days following the consummation of the Merger of a new management stock option plan for approximately 6% of the number of fully-diluted shares of our Common Stock outstanding as of the date of the Merger and (ii) the opportunity to directly purchase our shares at or around the time of the consummation of the Merger. Mr. Brown and Mr. Singleton will be granted options to purchase approximately 1/3 and 1/6, respectively, of the shares initially reserved under the new option plan, at an exercise price equal to the effective per share price paid by the sponsors in the Merger. Such options will vest 20% per year subject to the executive's continued employment and will vest in full upon consummation of a change of control of us or Marquee Holdings Inc.

        As permitted by the AMC Entertainment Inc. 1994 and 1999 stock option and incentive plans, stock options granted to participants thereunder provide for acceleration upon the termination of employment within one year after the occurrence of certain change of control events, whether such termination is voluntary or involuntary, or with or without cause. In addition, the compensation committee may permit acceleration upon the occurrence of certain extraordinary transactions which may not constitute a change of control.

        The Company maintains a severance pay plan for full-time salaried nonbargaining employees with at least 90 days of service. For an eligible employee who is subject to the Fair Labor Standards Act overtime pay requirements, referred to as a "nonexempt eligible employee", the plan provides for severance pay in the case of involuntary termination of employment due to layoff of the greater of two week's basic pay or one week's basic pay multiplied by the employee's full years of service up to no more than twelve weeks' basic pay. There is no severance pay for a voluntary termination, unless up to two weeks' pay is authorized in lieu of notice. There is no severance pay for an involuntary termination due to an employee's misconduct. Only two weeks' severance pay is paid for an involuntary termination due to substandard performance. For an eligible employee who is exempt from the overtime pay requirements, severance pay is discretionary (at the department head/supervisor level), but will not be less than the amount that would be paid to a nonexempt eligible employee.

Compensation of Directors

        The Company pays each non-employee director $65,000 annually for service on the board of directors and, in addition, $1,500 for each board meeting and $1,000 for each board committee meeting which he attends. Each director is eligible to participate in the Company's matching gift program with an annual cap of $12,000 in matching gifts per director. Directors elected by the Apollo Purchasers could elect not to receive their fees but instead could designate charitable purposes to which such fees would be applied until January 1, 2004. Subsequent to January 1, 2004, directors fees are paid in cash.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Beneficial Owners, Directors and Officers

        The following table sets forth certain information regarding beneficial ownership of the Company's capital stock as of July 1, 2004, with respect to:

  •
  each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

  •
  each of the Company's directors and nominees;

  •
  each of the Company's Named Executive Officers; and

  •
  all directors and nominees and executive officers as a group.

        The number of shares set forth in the table below refer to beneficial ownership and are not indicative of the voting power with respect to such shares. Each share of Class B stock has ten votes per share.

Title of class	Beneficial owner	Number of shares beneficially owned		Percent of class as of July 1, 2004
Class B Stock	Charles J. Egan, Jr.(1)	3,051,597	(1)	100%
Series A Convertible	Apollo Group(2)(3)	287,478	(3)	94.1%
Preferred Stock	Leon D. Black(2)(3)	287,478	(3)	94.1%
	Marc J. Rowan(2)(3)	287,478	(3)	94.1%
	Laurence M. Berg(2)(3)	287,478	(3)	94.1%
	Sandler Capital Management and group(4)	18,070	(4)	5.9%
Common Stock	Wellington Management Company, LLP(5)	2,687,400	(5)	7.9%
	TimesSquare Capital Management, Inc.(6)	2,824,915	(6)	8.3%
	Onex Corporation(7)	2,336,900	(7)	6.9%
	Sandler Capital Management and group(4)	4,414,394	(4)	12.1%
	John Kornreich(4)	4,454,394	(8)	12.2%
	Apollo Group(3)	40,372,971	(10)	54.4%
	Leon D. Black(3)	40,379,911	(11)	54.4%
	Marc J. Rowan(3)	40,379,911	(11)	54.4%
	Laurence M. Berg(3)	40,379,911	(11)	54.4%
	Peter C. Brown	775,960	(12)	2.3%
	Philip M. Singleton	487,719	(12)	1.4%
	Richard T. Walsh	50,318	(12)	*
	Craig R. Ramsey	66,520	(12)	*
	John D. McDonald	93,553	(12)	*
	Paul E. Vardeman	25,650	(13)	*
	Charles J. Egan, Jr.	3,056,267	(9)(13)	8.2%
	Charles S. Sosland	–		*
	Michael N. Garin	–		*
	All Directors and Executive Officers as a group (20 persons, including the individuals named above)	45,059,484	(12)(13)(14)	57.6%

*
less than 1%

(1)
Based on Amendment No. 4 to Schedule 13D dated October 29, 2002, the Company's Class B Stock is held of record by the Durwood Voting Trust established under that certain 1992 Durwood, Inc. Voting Trust Agreement dated December 12, 1992, as amended and restated as of August 12, 1997, and the beneficial interests in the Durwood Voting Trust are held by the Stanley H. Durwood Foundation. The sole trustee of the Durwood Voting Trust and of the Stanley H. Durwood Foundation is Mr. Charles J. Egan, Jr., one of the Company's directors. As trustee, Mr. Egan has voting and investment power over all outstanding shares of Class B Stock and may be deemed to beneficially own all of such shares. Under the terms of the Voting Trust, the Voting Trust trustee must approve any transfer of shares held in the Voting Trust. Mr. Egan disclaims beneficial ownership of any of such shares attributable to him solely by reason of his position as trustee. Under the terms of the Durwood Voting Trust, the trustee (or his successors and any additional trustees whom he might appoint) has all voting powers with respect to shares held therein. Unless otherwise terminated or extended in accordance with its terms, the Durwood Voting Trust will terminate in 2030. Mr. Egan's address is 920 Main Street, Kansas City, Missouri 64105.

(2)
On April 19, 2001, the Company entered into an investment agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, the "Apollo IV Purchasers"), Apollo Investment Fund V, L.P. and Apollo Overseas Partners V, L.P. (collectively, the "Apollo V Purchasers"), Apollo Management IV, L.P., in its capacity as investment manager of the Apollo IV Purchasers ("Apollo IV Management"), and Apollo Management V, L.P., in its capacity as investment manager to the Apollo V Purchasers ("Apollo V Management"). The Company refers to Apollo IV Management and Apollo V Management collectively as "Apollo", to the Apollo IV Purchasers, the Apollo V Purchasers and any other entity over which Apollo exercises investment authority to whom either the Apollo IV Purchasers or the Apollo V Purchasers assign any of their interests under the investment agreement collectively as the "Apollo Purchasers", and to Apollo, the Apollo Purchasers and certain other affiliates of Apollo that it controls as the "Apollo Group."

  Pursuant to the investment agreement, the Company sold to the Apollo IV Purchasers and the Apollo V Purchasers an aggregate of 92,000 shares of Series A Convertible Preferred Stock and 158,000 shares of Series B Exchangeable Preferred Stock (the Company refers to both classes of preferred stock collectively as "Preferred Stock"). All outstanding Series B Exchangeable Preferred Stock was subsequently exchanged for Series A Convertible Preferred Stock, and as of July 1, 2004, the Apollo Purchasers held 287,478 shares of Series A Convertible Preferred Stock and 166,258 shares of Common Stock.

  Regular dividends on the Series A Convertible Preferred Stock are payable at the annual rate of 6.75% per annum and must be paid with additional shares of Series A Convertible Preferred Stock through April 19, 2004, referred to as the PIK period. Thereafter, dividends on shares of the Series A Convertible Preferred Stock may be paid in cash or shares of Series A Convertible Preferred Stock, at the Company's option, through April 19, 2008. The terms of the Series A Convertible Preferred Stock provide that each share is convertible into 139.86 shares of Common Stock, subject to adjustment. As of July 1, 2004, the outstanding shares of Series A Convertible Preferred Stock held by all holders were convertible into an aggregate of 42,733,986 shares of Common Stock, or approximately 56% of the shares of such class after giving effect only to such conversion. Pursuant to a standstill agreement between the Company, Apollo and the Apollo Purchasers, before April 20, 2006, members of the Apollo Group may not convert their shares of Series A Convertible Preferred Stock into Common Stock, except in connection with a disposition of such shares. Leon D. Black and Marc J. Rowan are founding principals and Laurence M. Berg is a partner of Apollo Advisors, L.P.

(3)
Beneficial ownership of the Apollo Group is based on Amendment No. 2 to the Apollo Group Schedule 13D dated as of September 13, 2001, reflects PIK dividends paid through April 19, 2004 and also includes the purchase on April 3, 2002 of 24,308 shares of Common Stock by Apollo Investment Fund IV, L.P. and 1,352 shares of Common Stock by Apollo Overseas Partners IV, L.P. from the Durwood Revocable Trust following the conversion of a like number of shares of Class B Stock into Common Stock. Based on this filing, the Company believes that each of Apollo Investment Fund IV, L.P. Apollo Overseas Partners IV, L.P., Apollo Advisors IV, L.P., Apollo Management IV, L.P, Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Advisors V, L.P., Apollo Management V, L.P., Apollo Advisors V, L.P., and AP Entertainment LLC have shared dispositive power over the 287,478 shares of Series A Convertible Preferred Stock shown as beneficially owned by the Apollo Group and the 40,206,713 shares of Common Stock that would be obtained upon conversion of these shares. Based on Amendment No. 2 to their Schedule 13D and subsequent purchases, the Company believes that Apollo Investment Fund IV owns an additional 157,497 shares of Common Stock and Apollo Overseas Partners IV, L.P. owns an additional 8,761 shares of Common Stock. The Apollo Group Schedule 13D states that each of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. has sole voting and investment power over these shares of Common Stock that it owns but also states that Apollo Advisors IV, L.P. and Apollo Management IV, L.P. share dispositive power over these shares. The address of each member of the Apollo Group and of Messrs. Black, Rowan and Berg is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(4)
The Apollo Purchasers sold 15,000 shares of preferred stock to Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P., and Sandler Capital Partners V Germany, L.P. (the "Sandler Funds") on July 3, 2001. According to Amendment No. 4 to the Sandler Funds Schedule 13G dated December 31, 2003, Sandler Capital Management is the general partner of Sandler Investment Partners, L.P, which is the general partner of each of the Sandler Funds. Sandler Capital Management is managed by a management committee consisting of the principal stockholders of ALCR Corp., MJDM Corp. and Four JK Corp. (Andrew Sandler, Michael J. Marocco and John Kornreich, respectively). ALCR Corp., MJDM Corp. and Four JK Corp. are the general partners of Sandler Capital Management. According to the Amendment No. 4 to the Sandler Funds Schedule 13G and based on PIK dividends paid through April 19, 2004, the Company believes each of Sandler Capital Management, Sandler Investment Partners, L.P., MJDM Corp., Four JK Corp., ALCR Corp., Andrew Sandler, Michael J. Marocco and John Kornreich have shared dispositive power over 4,414,394 shares of Common Stock including shares that would be obtained upon conversion of the Series A Convertible Preferred Stock owned by the Sandler Funds. Sandler Capital Partners V, L.P. has sole dispositive power over 3,143,837 of such shares, Sandler Capital Partners V FTE, L.P. has sole dispositive power over 1,155,258 of such shares and Sandler Capital Partners V Germany, L.P. has sole dispositive power over 115,299 of such shares. All decisions regarding the Sandler Funds require the consent of the management committee. Pursuant to the agreement under which the Sandler Funds acquired the shares of Preferred Stock from the Apollo Purchasers, generally, without the Company's consent, the Sandler Funds may not convert their shares of Series A Convertible Preferred Stock into Common Stock before April 20, 2006, except in connection with a disposition of such shares. The address of the individuals and entities named above is 767 Fifth Avenue, New York, New York 10153.

(5)
As reported in its Amendment No. 1 to Schedule 13G dated December 31, 2003. Of these shares, Wellington Management Company, LLP reports that it has shared voting power with respect to 1,376,400 shares and shares dispositive power with respect to 2,687,400 shares. The address for Wellington Management Company LLP is 75 State Street, Boston, Massachusetts 02109.

(6)
As reported in their Amendment No. 2 to Schedule 13G dated December 31, 2003. TimesSquare Capital Management, Inc. and CIGNA Corporation reports that they have shared voting power with respect to 2,596,390 shares and shares dispositive power with respect to 2,824,915 shares. The address for TimesSquare Capital Management, Inc. is FourTimes Square, 25th Floor, New York, New York 10036 and CIGNA Corporation's address is One Liberty Place, Philadelphia, Pennsylvania 19192.

(7)
As reported in its Schedule 13G dated October 10, 2002. Onex Corporation reports that it has shared voting and dispositive power with respect to 2,336,900 shares, Mr. Gerald W. Schwartz has shared and dispositive power with respect to 2,336,900 shares and M Investments LLC has shared and dispositive power with respect to 2,336,900 shares. The address for each of ONEX Corporation and Gerald W. Schwartz is 161 Bay Street, P.O. Box 700, Toronto, Ontario, Canada, M5J2S1 and the address for M Investments LLC is 421 Lender Street, Marion, Ohio 43302.

(8)
As reported in the Amendment No. 4 to the Sandler Funds Schedule 13G dated December 31, 2003 referred to in note (4), and based on PIK dividends paid through April 19, 2004, the Company believes John Kornreich has sole voting and dispositive power over 40,000 shares, shared dispositive power over 2,527,272 shares that would be obtained upon conversion of shares of Series A Convertible Preferred Stock and shared voting and dispositive power over 1,887,122 other shares. See note (4) above.

(9)
Assumes the conversion of outstanding Class B Stock for Common Stock. Percentage ownership does not reflect any conversion of Series A Convertible Preferred Stock for Common Stock.

(10)
Assumes the conversion of outstanding Series A Convertible Preferred Stock held by the Apollo Group for Common Stock and includes shares subject to presently exercisable options to purchase Common Stock under the AMC Entertainment Inc. 1999 Stock Option Plan for Outside Directors, as follows: Mr. Black—6,940 shares; Mr. Rowan—6,940 shares and Mr. Berg—6,940 shares. Percentage ownership does not reflect any conversion of Class B Stock for Common Stock. The Apollo Group has agreed not to convert the Series A Convertible Preferred Stock prior to April 19, 2006 except in connection with the disposition of such Common Stock to an unaffiliated third party.

(11)
Assumes conversion of Series A Convertible Preferred Stock held by the Apollo Group. (See note (10) above.) Messrs. Black, Rowan and Berg have each disclaimed beneficial ownership of the Series A Convertible Preferred Stock and the shares of Common Stock issuable upon its conversion. Includes shares subject to presently exercisable options to purchase Common Stock under the AMC Entertainment Inc. 1999 Stock Option Plan for Outside Directors, as follows: Mr. Black—6,940 shares; Mr. Rowan—6,940 shares and Mr. Berg—6,940 shares.

(12)
Includes shares subject to presently exercisable options to purchase Common Stock under the AMC Entertainment Inc. 1994 Stock Option and Incentive Plan and the AMC Entertainment Inc. 1999 Stock Option and Incentive Plan, as follows: Mr. Peter C. Brown—347,980 shares; Mr. Philip M. Singleton—194,960 shares; Mr. Richard T. Walsh—41,490 shares; Mr. Craig R. Ramsey—56,490 shares; Mr. John D. McDonald—83,960 shares; and all executive officers as a group—967,610 shares. Does not include shares issuable under deferred stock units. See "Management—Compensation of Management."

(13)
Includes shares subject to presently exercisable options to purchase Common Stock under the AMC Entertainment Inc. 1999 Stock Option Plan for Outside Directors, as follows: Mr. Egan—4,670 shares; Mr. Vardeman—25,350 shares; Mr. Black—6,940 shares; Mr. Rowan—6,950 shares and Mr. Berg—6,940 shares and all Outside Directors as a group—50,840 shares.

(14)
Assumes conversion of all shares of Series A Convertible Preferred Stock held by the Apollo Group. (See Note (10) above) and Classs B Stock.

Proposed Change in Control

        On July 22, 2004, Marquee Holdings Inc. and its wholly-owned subsidiary, Marquee Inc., which are newly-formed corporations organized by certain entities controlled by Apollo and J.P. Morgan Partners, LLC, entered into the Merger Agreement with the Company pursuant to which: (i) Marquee Inc. will merge with and into the Company, with the Company remaining as the surviving entity and a wholly-owned subsidiary of Marquee Holdings Inc. following the Merger and (ii) the common stockholders of the Company (including, on an as-converted basis, the holders of the Company's preferred stock and Class B Stock) will receive $19.50 per share in cash in exchange for their shares in the Company. Following the consummation of the Merger, entities controlled by Apollo and J.P. Morgan Partners LLC will own substantially all of the outstanding stock of Marquee Holdings Inc. and will control the boards of directors of Marquee Holdings Inc. and the Company.

        The Merger Agreement contains customary representations, warranties and covenants by the Company, Marquee Holdings Inc. and Marquee Inc. The consummation of the Merger is subject to the prior satisfaction or waiver (to the extent permitted by applicable law) by the Company, Marquee Holdings Inc. or Marquee Inc., as the case may be, of the following conditions, in addition to other customary conditions:

  •
  the Merger Agreement shall have been approved by a majority of votes cast by holders of the outstanding shares of our common stock, Class B Stock (all of which is owned by the Durwood Voting Trust) and the outstanding preferred stock of the Company not held by the Apollo Group, voting together as a single class;

  •
  the applicable waiting periods under the Hart-Scott-Rodino Act shall have expired or been terminated; and

  •
  the representations and warranties of the parties to the Merger Agreement shall be true and correct, with certain customary qualifications.

        In addition, under separate agreements and subject to the terms and conditions contained therein, the Apollo Group and the Durwood Voting Trust, two significant shareholders of the Company, have agreed to vote in favor of the Merger. The Merger Agreement may be terminated by the parties for various reasons set forth therein, including if the Merger is not consummated prior to January 31, 2005.

        If the proposed merger is consummated, it will result in a change of control for purposes of beneficial ownership.

Equity Compensation Plan Information

        The following is a summary of securities authorized for issuance under equity compensation plans as of April 1, 2004:

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average of exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,500,640	$14.32	6,500,000	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,500,640	$14.32	6,500,000

(1)
These shares are available under the 2003 Long Term Incentive Plan. The number of shares shown is as of April 1, 2004 and does reflect shares issuable upon vesting of deferred stock units awarded after that date with respect of fiscal 2004. In addition to issuance upon exercise of stock options that might be granted under such plan, all of the shares available under such plan may be issued in settlement of Performance Grants or Deferred Stock Units or as Restricted Stock Awards.

Item 13. Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions

        The Company seeks to ensure that all transactions with related parties are fair, reasonable and in its best interest. In this regard, generally the Company's board of directors or one of its committees reviews material transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to the Company as could have been obtained from an unaffiliated third party. Set forth below is a description of significant transactions which have occurred since April 4, 2003 or which involve obligations that remain outstanding as of April 1, 2004.

        In connection with the Company's 1997 merger with Durwood, Inc., the Company agreed to pay Mr. Stanley H. Durwood's estate any credit amounts arising after March 31, 2000 that result from net tax benefits that the Company realizes from the utilization of alternative minimum tax credit carry-forwards and Missouri operating loss carry-forwards of Durwood, Inc. The maximum amount of credit amounts that could be paid to Mr. Durwood's estate is approximately $1.1 million. As of April 1, 2004, the Company has not realized any of Durwood, Inc.'s net tax benefits on the tax returns it has filed since 1998.

        The Company leases certain of its theatres from Entertainment Properties Trust ("EPT"). Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President of AMCE was also the Chairman of the Board of Trustees of EPT until May of 2003 at which time his term expired and he did not stand for reelection to the Board of Trustees of EPT. Payments to EPT for rent were approximately $65,000,000 in fiscal 2004.

        During fiscal 2004, the Company sold the real estate assets associated with 3 theatres to EPT for an aggregate purchase price of $63,911,000 (the "Sale and Lease Back Transaction") and then leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 9.5% with options to extend for up to an additional 15 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

        On December 23, 2003 and January 29, 2004 the Company's Board of Directors approved payment by the Company of legal fees in the amount of $590,000 and reimbursement of other out-of-pocket expenses in the amount of $170,000 on behalf of the Apollo Purchasers. On November 18, 2003, December 23, 2003 and May 25, 2004 the Company's Board of Directors approved payment by the Company of legal fees in the aggregate amount of $235,000 on behalf of the Company's Class B Stockholder. The costs were incurred in connection with the consideration of a possible business combination between the Company and Loews Cineplex Entertainment Corporation.

        For a description of certain employment agreements between the Company and Messrs. Peter C. Brown, Philip M. Singleton, John D. McDonald, Richard T. Walsh and Craig R. Ramsey, see "Employment Contracts, Termination of Employment and Change of Control Arrangements."

        On April 19, 2001, we entered into an investment agreement and certain related agreements with certain affiliates of the Apollo Group. Pursuant to that agreement, we sold the Apollo Group an aggregate of 92,000 shares of Series A convertible preferred stock and 158,000 shares of Series B exchangeable preferred stock. All outstanding Series B exchangeable preferred stock was subsequently exchanged for Series A convertible preferred stock. As of July 1, 2004, the Apollo Group owned 94.1% of our Series A convertible preferred stock. Pursuant to our agreements with the Apollo Group, we may not take certain corporate actions, including the consummation of the Merger and the issuance of these notes, without the prior consent of the Apollo Group. We refer to these approval rights granted to the Apollo Group as the "preferred stock approval rights."

        On July 22, 2004, Marquee Holdings Inc. and its wholly-owned subsidiary, Marquee Inc., which are newly-formed corporations organized by entities controlled by Apollo and J.P. Morgan Partners, LLC, entered into the Merger Agreement with the Company pursuant to which: (i) Marquee Inc. will merge with and into the Company, with the Company remaining as the surviving entity and a wholly-owned subsidiary of Marquee Holdings Inc. following the Merger and (ii) the common stockholders of the Company (including, on an as-converted basis, the holders of the Company's preferred stock and Class B Stock) will receive $19.50 per share in cash in exchange for their shares in the Company. Following the consummation of the Merger, entities controlled by Apollo and J.P. Morgan Partners LLC will own substantially all of the outstanding stock of Marquee Holdings Inc. and will control the boards of directors of Marquee Holdings Inc. and the Company.

        The Apollo Group has consented to the Merger for purposes of its preferred stock approval rights. See "Apollo and Durwood voting agreements" below. In connection with the Merger, stockholders affiliated with Apollo will receive up to an aggregate amount of cash proceeds for their AMCE shares of approximately (i) $869.8 million if the Merger is consummated on or after October 1, 2004 up to and including December 31, 2004, including $85.7 million attributable to one-time "in-kind" distributions payable to such stockholders pursuant to the terms of the Series A convertible preferred stock, and (ii) due to the timing of dividend payments at the end of each calendar quarter for the Series A convertible preferred stock, $855.3 million if the Merger is consummated on or after January 1, 2005 up to and including January 31, 2005, including $71.3 million attributable to one-time "in-kind" distributions payable to Apollo pursuant to the terms of the Series A convertible preferred stock. Additionally, Apollo and JPMorgan Partners, as sponsors of the transaction, will receive $20.0 million in the aggregate in payment of transaction fees in connection with the transactions. Upon consummation of the Merger, J.P. Morgan Partners, LLC and Apollo will own a majority, and certain members of management will own a portion, of the voting stock of Marquee Holdings Inc., and Marquee Holdings Inc. will own all of our common stock.

Apollo and Durwood voting agreements

        In connection with the Merger and related financing transactions, we entered into voting agreements with the Apollo Group and certain of its affiliates as well as the Durwood Voting Trust. Under each of their respective agreements, the Apollo Group and the Durwood Voting Trust each agreed to vote, with respect to the Apollo Group and its affiliates, their respective shares of common stock, including any common stock received upon the conversion of preferred stock and, with respect to the Durwood Voting Trust, its shares of Class B common stock, in favor of the Merger and related transactions and against any action that the Apollo Group or the Durwood Voting Trust, as the case may be, is aware would result in a breach of the Merger Agreement or would reasonably be expected to result in a failure of a condition to the Merger Agreement. The Company also granted a waiver of certain restrictions under existing agreements, allowing the Apollo Group to convert their shares of preferred stock into common stock immediately prior to the Merger in accordance with the Company's certificate of designations relating to the preferred stock. In addition, pursuant to the Apollo Group voting agreement, the Apollo Group has consented to the Merger for purposes of its "preferred stock approval rights" granted to it pursuant to the April 2001 investment agreement. Both of the Apollo Group and Durwood voting agreements terminate in the event the Company's Independent Committee or Board of Directors changes its recommendation of the Merger to the shareholders or in the event the Merger Agreement terminates in accordance with its terms.

Tax sharing agreement

        The Company will enter into a tax sharing agreement with Marquee Holdings Inc. under which it will make cash payments to Marquee Holdings Inc. to enable it to pay any (i) Federal, state or local income taxes to the extent that such income taxes are directly attributable to the Company's or its subsidiaries' income and (ii) franchise taxes and other fees required to maintain Holdings' legal existence as well as up to $3.5 million in any fiscal year to permit Marquee Holdings Inc. to pay its corporate overhead expenses incurred in the ordinary course of business and salaries or other compensation of employees who perform services for both the Company and Marquee Holdings Inc.

Item 14. Principal Accountant Fees and Services.

Audit And Certain Other Fees Paid To Accountants

        The following table shows the fees that the Company was billed for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2004 and 2003. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of PricewaterhouseCoopers LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	2004	2003
Audit Fees	$499,426	$443,244
Audit-Related Fees	749,096	195,736
Tax Fees	906,942	648,032
All Other Fees	447,130	903,988

Total	$2,602,594	$2,191,000

        The Audit Committee has adopted policies and procedures for the pre-approval of audit services and permitted non-audit services to be performed by its independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm's independence. The policies provide general pre-approval for certain types of services, as well as approved costs for those services. The term of any general pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifies otherwise. Any costs or services that are not given general pre-approval require specific pre-approval by the Audit Committee. The policy directs that, if management must make a judgment as to whether a proposed service is a pre-approved service, management should seek approval of the Audit Committee before such service is performed.

        Requests to provide services that requires specific approval by the Audit Committee must be submitted to the Audit Committee by both the independent auditor and management, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence.

        The policies provide that de minimis services, consisting of audit-related, tax and other services, which were not recognized by the Company to be non-audit services at the time the outside auditor was engaged to perform them are permitted. However, the aggregate amount of all such services may not exceed more than the lesser of 5% of annual fees paid to the outside auditor or $50,000, for a particular engagement. These de minimis services may be performed without pre-approval, provided that they are approved by the Audit Committee or delegated member prior to completion of the engagement and are otherwise provided in accordance with regulations issued pursuant to the Sarbanes-Oxley Act of 2002. There were no fees that related to audit-related, tax and other services for which the pre-approval requirement was waived under the de minimis exception for fiscal year 2004.

Audit Fees

        This category includes the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Q Quarterly Reports and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years.

Audit-Related Fees

        This category consists of assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees". The services for the fees disclosed under this category include other accounting, consulting and employee benefit plan audits.

Tax Fees

        This category consists of professional services rendered by PricewaterhouseCoopers LLP for tax preparation and tax compliance.

All Other Fees

        This category consists of services rendered by PricewaterhouseCoopers LLP for technical tax advice.

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

AMC ENTERTAINMENT INC.
By:	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer
Date:	July 30, 2004

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1(a)(1)	Interim Operating Agreement dated December 6, 2001 by and among AMC Entertainment Inc. and GC Companies, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 001-08747) filed on December 12, 2001).
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
2.3
Agreement and Plan of Merger, dated as of July 22, 2004, by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (File No. 1-8747) filed on July 23, 2004).
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
**14	Code of Ethics
**21.	Subsidiaries of AMC Entertainment Inc.
*23.	Consent of independent registered public accounting firm.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

**
Previously filed with Form 10-K

QuickLinks

PART III
PART IV
SIGNATURES