Form 10-Q
period 2004-07-01
AMC ENTERTAINMENT INC
filed 2004-08-10
CIK 722077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Yes     ☒       No  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

        Yes     ☒       No  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of July 1, 2004
Common Stock, 66 2/3¢ par value	34,017,161
Class B Stock, 66 2/3¢ par value	3,051,597

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (Unaudited)

        As discussed in its Annual Report on Form 10-K for the fifty-two weeks ended April 1, 2004, in connection with the fiscal 2004 annual audit of the AMC Entertainment Inc. consolidated financial statements, the Company, with the concurrence of its independent registered public accounting firm, determined that its financial statements for the thirteen weeks ended July 3, 2003 as previously filed needed to be restated for the following items:

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

        Accordingly, the Company has restated its financial statements for the thirteen weeks ended July 3, 2003 to reflect additional valuation allowances on foreign deferred tax assets. The effects of such adjustments are summarized as follows:

Increase in income tax provision and net loss for the thirteen weeks ended July 3, 2003	$1.25 million

Straight-line contingent rentals:    Rent expense for leases with rent escalation clauses are required to be recorded on a straight-line method under certain circumstances. The Company recently determined that it has one lease that has a clause for contingent rents in which case the contingency was virtually certain to occur. Rent expense for this lease should have been recorded on the straight-line method. Accordingly, the Company has restated its financial statements for the thirteen weeks ended July 3, 2003 to reflect the straight-line method of recording the contingent portion of rent expense for this one lease. The effects of such adjustments are summarized as follows:

Increase in net loss for the thirteen weeks ended July 3, 2003	$0.061 million

        Additionally, amounts previously reported in Form 10-Q for fiscal year 2004 have been retroactively restated to reflect the reclassification of the results of operations for certain assets which the Company sold on December 4, 2003 that meet the criteria for discontinued operations and other reclassifications to conform to its Form 10-Q for the period ended January 1, 2004. See the Company's Form 10-K Reconciliation of Summary Quarterly Data (unaudited) as previously reported in Form 10-Q as restated in Form 10-K for additional information.

        The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying Consolidated Financial Statements:

	Quarter Ended July 3, 2003
(in thousands except per share data)	As Previously Reported	As Restated
Statement of Operations data:
Rent	$78,151	$78,262
Total costs and expenses	432,799	432,910
Earnings from continuing operations before income taxes	21,402	21,291
Income tax provision	9,270	10,470
Earnings from continuing operations	12,132	10,821
Loss from discontinued operations	(330)	(330)
Net earnings	11,802	10,491
Net earnings for common shares	4,011	2,700
Basic and diluted earnings (loss) per share of common stock:
Earnings from continuing operations	$0.12	$0.08
Loss from discontinued operations	(0.01)	(0.01)

Net earnings per share	$0.11	$0.07

        All previously reported amounts affected by the restatement that appear elsewhere in these consolidated financial statements have also been restated.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Thirteen Weeks Ended
	July 1, 2004	July 3, 2003
		(restated)
	(Unaudited)
Revenues
Admissions	$332,852	$321,163
Concessions	128,675	124,297
Other theatre	14,959	12,418
NCN and other	12,147	13,971

Total revenues	488,633	471,849
Costs and Expenses
Film exhibition costs	179,880	177,960
Concession costs	15,449	14,334
Theatre operating expense	104,888	107,795
Rent	83,278	78,262
NCN and other	10,908	12,321
General and administrative:
Stock-based compensation	2,636	293
Other	14,800	11,823
Preopening expense	433	1,042
Theatre and other closure expense	(219)	618
Depreciation and amortization	31,365	28,462
Disposition of assets and other gains	(2,295)	—

Total costs and expenses	441,123	432,910
Other expense (income)
Interest expense
Corporate borrowings	16,007	15,494
Capital and financing lease obligations	2,506	2,805
Investment income	(791)	(651)

Total other expense	17,722	17,648

Earnings from continuing operations before income taxes	29,788	21,291
Income tax provision	13,900	10,470

Earnings from continuing operations	15,888	10,821
Loss from discontinued operations, net of income tax benefit	—	(330)

Net earnings	$15,888	$10,491

Preferred dividends and allocation of undistributed earnings	9,380	7,791

Net earnings for shares of common stock	$6,508	$2,700

Basic earnings per share:
Earnings from continuing operations	$0.18	$0.08

Loss from discontinued operations	$—	$(0.01)

Earnings per share	$0.18	$0.07

Diluted earnings per share:
Earnings from continuing operations	$0.17	$0.08

Loss from discontinued operations	$—	$(0.01)

Earnings per share	$0.17	$0.07

Average shares outstanding:

Basic	36,932	36,427

Diluted	37,608	36,687

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 1, 2004	April 1, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$398,735	$333,248
Receivables, net of allowance for doubtful accounts of $1,188 as of July 1, 2004 and $1,118 as of April 1, 2004	42,547	39,812
Other current assets	65,032	62,676

Total current assets	506,314	435,736
Property, net	776,344	777,277
Intangible assets, net	22,914	23,918
Goodwill	71,727	71,727
Deferred income taxes	130,784	143,944
Other long-term assets	53,335	53,932

Total assets	$1,561,418	$1,506,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$143,711	$107,234
Accrued expenses and other liabilities	112,928	112,386
Deferred revenues and income	73,660	76,131
Current maturities of corporate borrowings and capital and financing lease obligations	2,735	2,748

Total current liabilities	333,034	298,499
Corporate borrowings	686,498	686,431
Capital and financing lease obligations	57,434	58,533
Other long-term liabilities	182,780	182,467

Total liabilities	1,259,746	1,225,930

Stockholders' equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 305,548 and 299,477 shares issued and outstanding as of July 1, 2004 and April 1, 2004, respectively, (aggregate liquidation preference of $305,548 and $304,525 as of July 1, 2004 and April 1, 2004, respectively)	204	200
Common Stock, 66 2/3¢ par value; 34,117,441 and 33,889,753 shares issued as of July 1, 2004 and April 1, 2004, respectively	22,742	22,593
Convertible Class B Stock, 66 2/3¢ par value; 3,051,597 shares issued and outstanding as of July 1, 2004 and April 1, 2004	2,035	2,035
Additional paid-in capital	475,172	469,498
Accumulated other comprehensive loss	(2,307)	(1,993)
Accumulated deficit	(194,828)	(210,716)
Common Stock in treasury, at cost, 100,280 and 77,997 shares as of July 1, 2004 and April 1, 2004, respectively	(1,346)	(1,013)

Total stockholders' equity	301,672	280,604

Total liabilities and stockholders' equity	$1,561,418	$1,506,534

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	July 1, 2004	July 3, 2003
		(restated)
	(Unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$15,888	$10,491
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,365	28,462
Non-cash portion of stock-based compensation	2,636	293
Non-cash portion of pension and postretirement expense	1,804	1,508
Deferred income taxes	13,169	490
Change in assets and liabilities:
Receivables	(5,822)	(8,145)
Other assets	(2,356)	(9,898)
Accounts payable	7,485	4,019
Accrued expenses and other liabilities	4,012	16,012
Other, net	945	102

Net cash provided by operating activities	69,126	43,334

Cash flows from investing activities:
Capital expenditures	(29,143)	(24,159)
Proceeds from disposition of long-term assets	19	503
Other, net	1,118	(7,463)

Net cash used in investing activities	(28,006)	(31,119)

Cash flows from financing activities:
Principal payments under capital and financing lease obligations	(670)	(534)
Change in cash overdrafts	30,836	1,928
Change in construction payables	(1,493)	1,122
Cash portion of preferred dividends	(4,193)	—
Proceeds from exercise of stock options	40	3,167
Treasury stock purchases	(333)	(379)

Net cash provided by financing activities	24,187	5,304

Effect of exchange rate changes on cash and equivalents	180	(450)

Net increase in cash and equivalents	65,487	17,069
Cash and equivalents at beginning of period	333,248	244,412

Cash and equivalents at end of period	$398,735	$261,481

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $202 and $1,475)	$2,777	$3,257
Income taxes paid (refunded)	(1,742)	5,585
Schedule of non-cash investing and financing activities:
Preferred dividends	$2,866	$7,791
Issue Common Stock related to purchase of GC Companies, Inc.	2,021	—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2004
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

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

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K/A for the year (52 weeks) ended April 1, 2004. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended July 1, 2004 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 31, 2005.

        The April 1, 2004 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

NOTE 2—ACQUISITIONS

        On December 19, 2003, the Company acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. ("MegaStar") for an estimated cash purchase price of $14,950,000. In connection with the acquisition, the Company assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating and have been built since 2000. As of July 1, 2004, $1,466,000 of the estimated total purchase price was unpaid. The results of operations are included in the Consolidated Statements of Operations from December 19, 2003. The following is a summary of the allocation of the purchase price to the assets acquired from MegaStar, which is based on management estimates of fair value which could change depending on the results of an independent third party valuation study that is currently being performed:

(In thousands)
Cash and equivalents	$40
Current assets	94
Property	6,762
Other long-term assets	84
Goodwill	11,267
Other long-term liabilities	(3,297)

Total purchase price	$14,950

        Amounts recorded for goodwill are not subject to amortization, were recorded at the Company's North American theatrical exhibition operating segment (the reporting unit) and are expected to be deductible for tax purposes.

NOTE 3—DISCONTINUED OPERATIONS

        On December 4, 2003, the Company sold its only theatre in Sweden. The Company opened its theatre in Sweden during fiscal 2001 and since that time the Company has incurred pre-tax losses of $17,210,000, including a $4,668,000 impairment charge in fiscal 2002 and a $5,591,000 loss on sale in fiscal 2004.

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

Statements of operations data:

(In thousands)	Thirteen Weeks Ended July 3, 2003
Revenues
Admissions	$1,025
Concessions	284
Other theatre	56

Total revenues	1,365
Expense
Film exhibition costs	501
Concession costs	93
Theatre operating expense	579
Rent	766
General and administrative expense—other	11
Depreciation and amortization	15

Total costs and expenses	1,965
Loss before income taxes	(600)
Income tax benefit	(270)

Loss from discontinued operations	$(330)

NOTE 4—EARNINGS PER COMMON SHARE

        Basic earnings per share is computed by dividing net earnings for common shares by the weighted-average number of common shares outstanding. The dilutive effect of Series A Convertible Preferred Stock is considered in the computation of basic earnings per common share using the "two-class method" in accordance with EITF Issue 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128". Diluted earnings per share includes the effects of outstanding stock options, stock awards, and deferred stock units.

        The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights.

        The following table sets forth the computation of basic and diluted earnings per common share from continuing operations (in thousands, except per share data):

	Thirteen Weeks Ended
	July 1, 2004	July 3, 2003
		(restated)
Numerator:
Earnings from continuing operations	$15,888	$10,821
Dividends on Series A Preferred	7,059	7,791
Amount allocated to participating preferred under the "two-class" method	2,321	—

Earnings for common shares from continuing operations	$6,508	$3,030

Denominator:
Shares for basic earnings per common share	36,932	36,427
Stock options	149	164
Stock awards	—	96
Deferred stock units	527	—

Shares for diluted earnings per common share	37,608	36,687

Basic earnings per common share from continuing operations	$0.18	$0.08

Diluted earnings per common share from continuing operations	$0.17	$0.08

        During the thirteen weeks ended July 3, 2003, shares of common stock of 39,778,000 and dividends of $7,791,000 from the assumed conversion of Series A Preferred were excluded from the computation of earnings per share because they were anti-dilutive.

NOTE 5—COMPREHENSIVE EARNINGS

        The components of comprehensive earnings are as follows (in thousands):

	Thirteen Weeks Ended
	July 1, 2004	July 3, 2003
		(restated)
Net earnings	$15,888	$10,491
Foreign currency translation adjustment	(258)	2,190
Decrease (increase) unrealized loss on marketable equity securities	(56)	223

Total comprehensive earnings	$15,574	$12,904

NOTE 6—STOCKHOLDERS' EQUITY

        During the thirteen weeks ended July 1, 2004, the Company issued its final stock payment of 148,148 shares of Common Stock, with a fair value of $2,021,000, related to its purchase of GC Companies Inc.

        During the thirteen weeks ended July 1, 2004, the Company issued 79,540 shares of Common Stock for employee stock option exercises and vested stock awards. During the thirteen weeks ended July 1, 2004, the Company acquired 22,283 shares of Common Stock for $333,000 from certain employees related to payment of taxes on stock awards. See Part II Item 2 of this Form 10-Q for information about the Company's repurchases of Common Stock.

        During the thirteen weeks ended July 1, 2004, the Company recorded dividends of 1,023 shares of Series A Preferred valued at $2,866,000, and cash dividends of $4,193,000 on the Series A Preferred Stock.

Stock-based Compensation

        During the second quarter of fiscal 2004 the Company's Shareholders approved and the Company adopted the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (the "2003 LTIP"). The 2003 LTIP provides for five basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of restricted stock awards, (iii) grants of deferred stock units, (iv) grants of deferred cash awards and (v) performance grants which may be settled in stock options, shares of common stock, restricted stock, deferred stock units, deferred cash awards, or cash, or any combination thereof. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 6,500,000 shares. The 2003 LTIP provides that the option exercise price for stock options may not be less than the fair market value of stock at the date of grant, options may not be repriced and unexercised options expire no later than ten years after date of grant. No options have been issued under the 2003 LTIP as of July 1, 2004.

        On June 11, 2004, the Board of Directors made performance grants for fiscal 2005 with award opportunities having an aggregate value of $12,606,000. These grants are subject to the satisfaction of performance measures during fiscal 2005 and/or the exercise of discretion by the Compensation Committee of the Board of Directors. Performance grants will be settled with up to $1,773,000 in deferred cash awards and the balance (up to $10,833,000) in deferred stock units, which will entitle the holder to one share of Common Stock for each deferred stock unit at the end of a deferral period. The number of deferred stock units issuable in connection with these performance grants will be based on the average closing prices of the Company's common stock over the ten trading days ending on the last day of the fiscal year. Assuming such average price is $14.80, the closing stock price on July 1, 2004, up to 731,959 deferred stock units could be issuable with respect to fiscal 2005 if all performance measures are met and all discretionary awards are made. The deferred stock units will be subject to three-year vesting and deferral periods which will run concurrently. Participants may elect to further defer receipt for specified periods after the end of the initial three year deferral period. Expenses related to the awards granted in fiscal 2005 will be recognized over the service period in fiscal 2005. The Company currently expects that certain of the performance measures for fiscal 2005 will be met and the related discretionary awards will be made.

        The Company has recorded $2,708,000 in accrued expenses and other liabilities related to grants of deferred stock units under the 2003 LTIP as of July 1, 2004. An accrual of $2,053,000 has been recorded in accrued expenses and other liabilities related to unpaid deferred cash awards under the 2004 grant and unearned cash awards under the 2005 grant as of July 1, 2004.

        On June 11, 2004, the Compensation Committee of the Board of Directors awarded 527,398 deferred stock units with a fair value of $7,917,000 and a deferred cash award of $1,606,000, to employees, which represented a 100% award based on achievement of all target-based grants made on September 18, 2003. The stock units will be converted into an equal number of shares of Common Stock after a three year vesting period ending on June 11, 2007. The stock units are currently included as a component of Additional paid in capital within Stockholders' Equity. The merger agreement discussed in Note 13 would result in accelerated vesting of the deferred stock units granted in fiscal 2004. All expense related to unvested awards granted in fiscal 2004 was recorded in fiscal 2004.

        The Company accounts for the stock options, restricted stock awards and deferred stock units under plans that it sponsors following the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees and related interpretations. Stock-based employee compensation expense related to restricted stock awards and deferred stock units of $2,636,000 and $293,000 was reflected in net earnings for the thirteen weeks ended July 1, 2004 and July 3, 2003, respectively. No stock-based employee compensation expense for stock options was reflected in net earnings for those periods, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net earnings and net earnings per common share as if the fair value method had been applied to all stock awards, deferred stock units and outstanding and unvested options in each period:

	Thirteen Weeks Ended
(In thousands, except per share data)	July 1, 2004	July 3, 2003
		(restated)
Net earnings:
As reported	$15,888	$10,491
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	1,582	176
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,647)	(443)

Pro forma	$15,823	$10,224

Basic earnings per common share:
As reported	$0.18	$0.07

Pro forma	$0.18	$0.07

Diluted earnings per common share:
As reported	$0.17	$0.07

Pro forma	$0.17	$0.07

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

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Thirteen Weeks Ended
	July 1, 2004	July 3, 2003
Beginning Balance	$17,870	$22,499
Theatre and other closure expense	(219)	618
Interest expense	568	785
Payments	(1,756)	(3,208)

Ending Balance	$16,463	$20,694

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

NOTE 8—INCOME TAXES

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	July 1, 2004	July 3, 2003
		(restated)
Federal statutory rate	35.0%	35.0%
Valuation allowance	5.5	8.1
State income taxes, net of federal tax benefit	4.9	4.2
Other, net	1.3	2.0

Effective tax rate	46.7%	49.3%

        The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As a consequence, permanent differences which are not deductible for federal income tax purposes and valuation allowances primarily on losses in foreign tax jurisdictions serve to increase the effective federal income tax rate of 35%.

NOTE 9—EMPLOYEE BENEFIT PLANS

        The Company sponsors a non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Employees may become eligible for these benefits at retirement provided the employee is at least age 55 and has at least 15 years of credited service after age 40.

        The Company made a minimum annual contribution of $1,541,000 to the defined benefit pension plan during the thirteen weeks ended July 1, 2004. The Company also made a discretionary contribution of $295,000 subsequent to the thirteen weeks ended July 1, 2004, which is expected to be the final contribution made to the plan during fiscal 2005.

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

        Net periodic benefit cost recognized for the three plans during the thirteen weeks ended July 1, 2004 and July 3, 2003 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	July 1, 2004	July 3, 2003	July 1, 2004	July 3, 2003
Components of net periodic benefit cost:
Service cost	$793	$644	$152	$151
Interest cost	1,048	910	264	261
Expected return on plan assets	(830)	(747)	—	—
Recognized net actuarial loss	260	173	29	28
Amortization of unrecognized transition obligation	44	44	13	13
Amortization of prior service cost	24	24	7	7

Net periodic benefit cost	$1,339	$1,048	$465	$460

NOTE 10—OPERATING SEGMENTS

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended
	July 1, 2004	July 3, 2003
		(restated)
Revenues
North American theatrical exhibition	$446,784	$434,340
International theatrical exhibition	29,702	23,538
NCN and other	17,644	18,239
Intersegment elimination	(5,497)	(4,268)

Total revenues	$488,633	$471,849

Segment Adjusted EBITDA
North American theatrical exhibition	$93,523	$81,434
International theatrical exhibition	(532)	(1,907)
NCN and other	1,239	1,650

Segment Adjusted EBITDA	$94,230	$81,177

        A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	July 1, 2004	July 3, 2003
		(restated)
Earnings from continuing operations before income taxes	$29,788	$21,291
Plus:
Interest expense	18,513	18,299
Depreciation and amortization	31,365	28,462
Preopening expense	433	1,042
Theatre and other closure expense	(219)	618
Disposition of assets and other gains	(2,295)	—
Investment income	(791)	(651)
General and administrative expense—unallocated:
Stock-based compensation	2,636	293
Other	14,800	11,823

Segment Adjusted EBITDA	$94,230	$81,177

        Information about the Company's long-term assets by operating segment is as follows (in thousands):

	Thirteen Weeks Ended
Long-term Assets (In thousands)	July 1, 2004	July 3, 2003
		(restated)
North American theatrical exhibition	$1,455,358	$1,433,282
International theatrical exhibition	147,042	139,282
NCN and other	14,772	25,477

Total segment long-term assets(1)	1,617,172	1,598,041
Construction in progress	15,045	27,252
Corporate	266,581	292,043
Accumulated depreciation-property	(774,672)	(689,022)
Accumulated amortization-intangible assets	(34,190)	(35,784)
Accumulated amortization-other long-term assets	(34,832)	(31,576)

Consolidated long-term assets	$1,055,104	$1,160,954

	Thirteen Weeks Ended
Long-term Assets, net of accumulated depreciation and amortization (In thousands)	July 1, 2004	July 3, 2003
		(restated)
North American theatrical exhibition	$766,612	$820,454
International theatrical exhibition	66,413	69,358
NCN and other	2,513	13,743

Total segment long-term assets(1)	835,538	903,555
Construction in progress	15,045	27,252
Corporate	204,521	230,147

Consolidated long-term assets, net	$1,055,104	$1,160,954

(1)
Segment long-term assets are comprised of property, intangibles and goodwill.

	Thirteen Weeks Ended
Consolidated Balance Sheet (In thousands)	July 1, 2004	July 3, 2003
		(restated)
Property, net	$776,344	$857,928
Intangible assets, net	22,914	28,445
Goodwill	71,727	60,698
Deferred income taxes	130,784	159,662
Other long-term assets	53,335	54,221

Consolidated long-term assets	$1,055,104	$1,160,954

NOTE 11—COMMITMENTS AND CONTINGENCIES

        Under the terms of the merger agreement, described in Note 13—Subsequent Events, if the merger agreement is terminated for any reason therein provided other than by reason of (i) a breach by Marquee Holdings, Inc. or its merger subsidiary, Marquee Inc., or (ii) except as provided below, the failure to obtain stockholder approval at a meeting of the Company's stockholders called to consider the merger at which a vote on the merger is taken, the Company will be obligated to pay Marquee Holdings, Inc. $10,000,000 to cover its expenses and up to $11,250,000 to cover the expenses of the lenders who have entered into commitments with respect to financing the transaction. Notwithstanding that the Company's stockholders do not approve the merger at a meeting called to consider the same at which a vote on the merger is taken, the Company will have to pay such amounts if either (x) certain other acquisition transactions occur before the stockholders' meeting or (y) an acquisition proposal is publicly announced and not withdrawn prior to the vote at the stockholders' meeting and the Company recommends, enters into an agreement with respect to or consummates certain acquisition transactions relating to such acquisition proposal within nine months of such termination.

        To effect the merger, the Company anticipates that it will be required to use cash of $333 million and incur $455,000,000 in new debt, including $250,000,000 of 8 5/8% senior unsecured fixed rate notes due 2012 and $205,000,000 of senior unsecured floating rate notes due 2010, (initially accruing interest at a rate of 5.91% per annum), and amend its existing $175,000,000 senior secured revolving credit facility. Such senior unsecured notes may be issued by Holdings' merger subsidiary prior to the merger and the proceeds thereof placed in escrow. If the merger is not consummated on or prior to January 31, 2005 or the merger agreement is terminated, all of the notes will be redeemed at a redemption price in cash equal to 100.0% of the principal amount of the notes on the special redemption date, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Upon the consummation of the offering, we will issue letters of credit for the benefit of the note holders in amounts which together with the funds held in the escrow accounts, will be sufficient to fund the redemption of the notes, if required. We also will provide a letter of credit for the same purpose with respect to the notes of Marquee Holdings referred to below.

        As noted above, in connection with the merger, Holdings' merger subsidiary plans to issue $250,000,000 aggregate principal amount of 8 5/8% senior subordinated notes due 2012 (the "merger notes due 2012"). Upon consummation of the merger, the merger notes due 2012 will become obligations of the Company. The merger notes due 2012 will bear interest at the rate of 8 5/8% per annum, payable in February and August commencing February 15, 2005. The merger notes due 2012 are redeemable at the option of the Company, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100.000% of the principal amount thereof on or after August 15, 2010.

        Also in connection with the merger, Holdings' merger subsidiary plans to issue $205,000,000 aggregate principal amount of senior floating rate notes due 2010 (the "notes due 2010"). Upon consummation of the merger, the notes due 2010 will become obligations of the Company. The notes due 2010 will bear interest at a rate of 4 1/4% plus the three-month LIBOR interest rate, currently 5.91% total interest per annum for the quarterly period ending November 14, 2004 and reset at the beginning of each quarter thereafter payable quarterly in February, May, August and November, commencing November 15, 2004. The notes due 2010 are redeemable, in whole or in part, on or after August 15, 2006 at 103.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009.

        There will be a registration rights agreement for the benefit of the noteholders which, among other matters, will require us to file one or more registration statements within 90 days after consummation of the merger that will enable noteholders to exchange their privately placed notes for publicly registered notes, to cause the registration statement to become effective within 180 days after consummation of the merger and to keep the exchange offer open for not less than 30 nor more than 45 days thereafter. If we do not meet these undertakings on or before the dates required the notes will bear additional interest at a rate of $0.192 per week per $1,000 principal amount of the notes until we do.

        The merger notes due 2012 and the notes due 2010 will require that Holdings' merger subsidiary make an offer to repurchase each holder's notes at a price equal to 101% thereof, upon a change of control (as defined in the indenture). The merger notes due 2012 and the notes due 2010 rank senior in right of payment to any existing and future subordinated indebtedness of the Company, rank equally in right of payment with any existing and future senior indebtedness of the Company and will be effectively subordinated in right of payment to any secured indebtedness of the Company. Following the consummation of the merger, the merger notes due 2012 and the notes due 2010 will be fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of the Company's existing and future wholly-owned subsidiaries that is a guarantor or direct borrower under other indebtedness of the Company.

        The indenture governing the merger notes due 2012 and the notes due 2010 will contain covenants that, among other things, will restrict the Company's ability and the ability of its subsidiaries (other than unrestricted subsidiaries) to incur additional indebtedness, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, incur liens, enter into transactions between affiliates or consolidate, merge or sell all or substantially all of the Company's assets, other than in certain transactions between one or more of its wholly-owned subsidiaries and the Company.

        Also in connection with the merger, Holdings plans to sell $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 ("discount notes due 2014") for gross proceeds of $169,917,760 and contribute the net proceeds to the Company to fund a portion of the merger. Prior to August 15, 2009, unless Holdings elects to pay cash interest, the interest on the notes will accrete from the date of issuance until August 15, 2009 at the rate of 12% per annum, compounded semiannually. Thereafter, interest on the discount notes due 2014 will accrue and be payable in cash semiannually on each February 15 and August 15, commencing on February 15, 2010 at a rate of 12% per annum. On any interest payment date prior to February 15, 2010, Holdings may elect to commence paying cash interest in which case Holdings will be obligated to pay cash interest on each subsequent interest payment date, the notes will cease to accrete after such interest payment date and the outstanding principal amount at the maturity of each note will be equal to the accreted value of such notes as of such interest payment date. Holdings may redeem some or all of the discount notes due 2014 on or after August 15, 2009 at 106.000% of the principal amount at maturity thereof, declining ratably to 100.000% of the principal amount at maturity thereof on or after August 15, 2012. Upon a change in control (as defined in the indenture), Holdings will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the accreted value thereof plus accrued and unpaid interest, if any, to the date of repurchase. The discount notes due 2014 rank senior in right of payment to all existing and future subordinated indebtedness of Holdings, rank equally in right of payment with all existing and future senior indebtedness of Holdings and are effectively subordinated in right of payment to any secured indebtedness of Holdings, including Holdings' guarantee of indebtedness under the amended credit facility, to the extent of the value of the assets securing such indebtedness, and all liabilities and preferred stock of each of Holdings' subsidiaries.

        The indenture governing the discount notes due 2014 will contain covenants that, among other things, will restrict Holdings' ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, incur liens, enter into transactions with affiliates or consolidate, merge or sell all or substantially all of Holdings' assets, other than in certain transactions between one or more of its wholly-owned subsidiaries and Holdings.

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

        On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of the Company's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. The Company filed a request for interlocutory appeal on January 23, 2003. The trial court denied the Company's request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court. Regal filed its Petition for Certiorari to the U.S. Supreme Court on October 27, 2003. On June 28, 2004, the Supreme Court denied Certiorari in the Regal case. Accordingly, the trial court in the Company's case, has scheduled a status conference for August 16, 2004.

        The Company has recorded a liability related to estimated losses for the Department of Justice line-of-sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and estimates the range of loss to be between $179,350 and $273,938 at this time.

        Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court, Case No: 03CC00429. On September 26, 2003, plaintiff filed this suit as a purported class action on behalf of himself and other current and former "senior managers", "salary operations managers" and persons holding similar positions who claim that they were improperly classified by the Company as exempt employees over the prior four years. Plaintiff alleges violations of the California Labor Code and unfair business practices and seeks (i) overtime pay, (ii) pay for meal and rest periods, (iii) statutory penalties, including (a) penalties of up to $100 per underpaid employee per pay period in which he or she was underpaid or any other violation and (b) waiting time penalties of up to 30 days wages for former employees, (iv) prejudgment interest, (v) attorneys fees and (vi) costs. Plaintiff also seeks declaratory and injunctive relief.

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

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). The Company is the plaintiff in these and related suits in which we seek to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres. The Company currently estimates its claim for repair costs at these theatres will aggregate approximately $34,600,000, of which it has expended approximately $23,400,000 through the end of fiscal 2004. The remainder is for projected costs of repairs yet to be performed. The Company also is seeking additional damages for lost profits, interest and legal and other expenses incurred. Certain parties to the Missouri litigation have filed counterclaims against the Company, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. The Company currently estimates that its claim against Ammon is for approximately $6,000,000. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity. On May 18, 2004 the Company received additional settlement payments of $2,310,000 from various parties in connection with this matter bringing the aggregate amount received in settlements to $3,235,000.

NOTE 12—NEW ACCOUNTING PRONOUNCEMENTS

        In December 2003, the FASB published a revision to SFAS No. 132R Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remained in effect until the provisions of SFAS No. 132R were adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003. Adoption of SFAS No. 132R did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare

("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company's results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require the Company to change previously reported information. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a postretirement benefit plan which will benefit from the subsidy, which the Company is required to adopt after its valuation report is issued during the fourth quarter of fiscal 2005. Adoption of FSP106-2 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        The Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FAS 128", ("Issue 03-6") at its March 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company adopted the provisions of Issue 03-6 during the first quarter of fiscal 2005. Adoption of Issue 03-6 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 13—SUBSEQUENT EVENTS

        On July 22, 2004, the Company announced that its board of directors approved a definitive merger agreement pursuant to which the Company will be acquired by Marquee Holdings Inc., an investment vehicle owned by certain affiliates of J.P. Morgan Partners ("JPMP"), the private equity arm of J.P. Morgan Chase & Co., and certain affiliates of Apollo Management L.P. ("Apollo"), a private investment firm. The merger will be effected by the merger of Marquee Inc., a wholly owned subsidiary of Marquee Holdings Inc. ("Holdings"), with and into the Company, with the Company being the surviving corporation. After the merger, the Company will be wholly owned by Holdings. JPMP and Apollo will own substantially all of the outstanding stock of Holdings following the transaction. The total value of the transaction on July 1, 2004 is approximately $2.0 billion (approximately $1.67 billion in equity and the assumption of $748 million in debt less $399 million in cash and equivalents). Holdings' merger subsidiary expects to issue $205,000,000 of its floating rate notes due 2010 (initially accruing interest at 5.91% per annum), $250,000,000 of 8 5/8% its fixed rate notes due 2012, use existing cash of $333,248,000 and may borrow up to $20,000,000 under its amended credit facility in connection with the transaction. The Company also expects that Holdings will contribute 953,807,000 to the Company including the net proceeds from issuance of its $169,917,760 of its discount notes due 2014. The closing of the transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of shareholder and regulatory approvals and the completion of financing.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Annual Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the cost and availability of films and the performance of films licensed by us; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) the ability to sub-lease vacant retail space; (vii) domestic and international political, social and economic conditions; (viii) demographic changes; (ix) increases in the demand for real estate; (x) changes in real estate, zoning and tax laws; (xi) unforeseen changes in operating requirements; (xii) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations; (xiii) results of significant litigation and (xiv) our ability to obtain regulatory approvals and to consummate financing for the proposed merger. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        We are one of the world's leading theatrical exhibition companies. As of July 1, 2004, we operated 232 theatres with a total of 3,554 screens, with 93%, or 3,316, of our screens in North America, and 7%, or 238, of our screens in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom.

        We are organized as a holding company. Our principal directly owned subsidiaries are American Multi-Cinema, Inc., AMC Entertainment International, Inc. ("AMCEI") and National Cinema Network, Inc. ("NCN"). We conduct our North American theatrical exhibition business through AMC and its subsidiaries and AMCEI. We conduct our International theatrical exhibition business through AMCEI and its subsidiaries. We engage in advertising services through NCN.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through July 1, 2004, we added 112 theatres with 2,359 new screens, acquired 80 theatres with 786 screens and disposed of 192 theatres with 1,221 screens. As of July 1, 2004, approximately 74%, or 2,613, of our screens were located in megaplex theatres.

Operating Results

        Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company's North American and International theatrical exhibition operations and NCN and other businesses. Reference is made to Note 10 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended
	July 1, 2004	July 3, 2004	% Change
		(restated)
	(Dollars in thousands)
Revenues
North American theatrical exhibition
Admissions	$309,968	$302,826	2.4%
Concessions	123,033	120,019	2.5
Other theatre	13,783	11,495	19.9

	446,784	434,340	2.9

International theatrical exhibition
Admissions	22,884	18,337	24.8
Concessions	5,642	4,278	31.9
Other theatre	1,176	923	27.4

	29,702	23,538	26.2
NCN and other	12,147	13,971	(13.1)

Total revenues	$488,633	$471,849	3.6%

Cost of Operations
North American theatrical exhibition
Film exhibition costs	$167,971	$168,545	(0.3)%
Concession costs	14,168	13,396	5.8
Theatre operating expense	97,235	100,875	(3.6)
Rent	73,887	70,090	5.4
Preopening expense	433	893	(51.5)
Theatre and other closure expense	(219)	503	*

	353,475	354,302	(0.2)

International theatrical exhibition
Film exhibition costs	11,909	9,415	26.5
Concession costs	1,281	938	36.6
Theatre operating expense	7,653	6,920	10.6
Rent	9,391	8,172	14.9
Preopening expense		149	*

	30,234	25,594	18.1

NCN and other	10,908	12,321	(11.5)
Theatre and other closure expense (NCN and other)	—	115	*
General and administrative expense:
Stock-based compensation	2,636	293	*
Other	14,800	11,823	25.2
Depreciation and amortization	31,365	28,462	10.2
Disposition of assets and other gains	(2,295)	—	*

Total costs and expenses	$441,123	$432,910	1.9%

*
Percentage change in excess of 100%.

Thirteen Weeks Ended July 1, 2004 and July 3, 2003

        Revenues.    Total revenues increased 3.6%, or $16,784,000, during the thirteen weeks ended July 1, 2004 compared to the thirteen weeks ended July 3, 2003.

        North American theatrical exhibition revenues increased 2.9%. Admissions revenues increased 2.4% due to a 3.7% increase in average ticket price, partially offset by a 1.3% decrease in attendance. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket price and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. We opened 5 theatres with 84 screens, acquired three theatres with 48 screens and closed 15 theatres with 116 screens since July 3, 2003. Attendance at comparable theatres (theatres opened before the first quarter of fiscal 2004) decreased by 4.4%. Concessions revenues increased 2.5% due to a 3.6% increase in average concessions per patron related to price increases and an increase in units sold per patron, partially offset by the decrease in attendance.

        International theatrical exhibition revenues increased 26.2%. Admissions revenues increased 24.8% due to a 15.5% increase in attendance and an 8.0% increase in average ticket price due primarily to the weaker U.S. dollar. Attendance at comparable theatres increased 12.0%, primarily in Asia and Spain due to popularity of film product. We opened one theatre with 12 screens in the United Kingdom since July 3, 2003. Concession revenues increased 31.9% due to the increase in attendance and a 14.2% increase in concessions per patron.Concessions per patron increased primarily due to the weaker U.S. dollar. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated earnings from continuing operations.

        Revenues from NCN and other decreased 13.1% due to a decrease in advertising revenues resulting from a reduction in screens served by NCN. This decline resulted from an initiative to improve profitability by eliminating marginally profitable contracts with certain theatre circuits.

        Costs and expenses.    Total costs and expenses increased 1.9%, or $8,213,000, during the thirteen weeks ended July 1, 2004 compared to the thirteen weeks ended July 3, 2003.

        North American theatrical exhibition costs and expenses decreased 0.3%. Film exhibition costs decreased 0.3% due to a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current period as compared with 55.7% in the prior period due to improved film rental terms. Concession costs increased 5.8% due to the increase in concessions revenues and an increase in concessions costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 11.5% in the current period compared with 11.2% in the prior period. As a percentage of revenues, theatre operating expense was 21.8% in the current period as compared to 23.2% in the prior period due primarily to declines in casualty insurance expense and repairs and maintenance expense. Rent expense increased 5.4% due to the opening and acquisition of new theatres since July 3, 2003 and the sale and leaseback of the real estate assets associated with three theatres for proceeds of $63,911,000 on March 30, 2004. During the thirteen weeks ended July 1, 2004, we recognized a credit of $219,000 within theatre and other closure expense related primarily to a payment received from the landlord at one theatre with six screens. During the thirteen weeks ended July 3, 2003, we recognized $503,000 of theatre and other closure expense related primarily to a modification of lease terms on a theatre closed in a prior period.

        International theatrical exhibition costs and expenses increased 19.7%. Film exhibition costs increased 26.5% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.0% in the current period as compared with 51.3% in the prior period. Concession costs increased 36.6% due to the increase in concession revenues, partially offset by decreases related to improvement in cost control under vendor agreements. Theatre operating expense increased 10.6% and rent expense increased 14.9%. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated earnings from continuing operations.

        Costs and expenses from NCN and other decreased 11.5% due primarily to the reduction of overhead costs associated with the integration of NCN's administrative functions into our home office location and decreased revenues.

  General and Administrative Expense:

          Stock-based Compensation.    Stock-based compensation increased $2,343,000, during the thirteen weeks ended July 1, 2004 compared to the thirteen weeks ended July 3, 2003. The increase is primarily due to expense related to deferred stock units granted during the year under the 2003 LTIP, partially offset by a decrease related to the fair value of the 2003 award of deferred stock units and decreased expense following the vesting of certain restricted stock awards during the first quarter of fiscal 2005.

          Other.    Other general and administrative expense increased 25.2%, or $2,977,000, primarily due to an increase in legal and professional and consulting expenses and an increase in salaries expense.

        Depreciation and Amortization.    Depreciation and amortization increased 10.2%, or $2,903,000, due primarily to depreciation at new theatres and depreciation at comparable theatres where the economic lives of certain assets were revised to reflect management's best estimate of their economic lives, partially offset by decreased amortization of intangible assets at comparable theatres where certain assets became fully amortized.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $2,295,000 in the current period. The current period includes a $2,310,000 settlement received related to fireproofing claims at various theatres (see Part II Item 1. Legal Proceedings).

        Interest Expense.    Interest expense increased 1.2%, or $214,000 primarily due to increased borrowings partially offset by decreased rates on outstanding borrowings. On February 24, 2004, we sold $300,000,000 aggregate principal amount of 8% senior subordinated notes due 2014 (the "2014 notes"). We used the net proceeds (approximately $294,000,000) to redeem our notes due 2009 and a portion of our notes due 2011. On March 25, 2004, we redeemed $200,000,000 of our 9 1/2% senior subordinated Notes due 2009 and $83,406,000 of our 9 1/2% senior subordinated notes due 2011.

        Income Tax Provision (Benefit).    The provision for income taxes from continuing operations was $13,900,000 in the current period compared to $10,470,000 in the prior period.

        Loss From Discontinued Operations, Net.    On December 4, 2003 we sold one theatre in Sweden with 18 screens. The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

        Net Earnings for Shares of Common Stock.    Net earnings for shares of common stock increased during the thirteen weeks ended July 1, 2004 to earnings of $15,888,000 from earnings of $10,491,000 in the prior period. Basic earnings from continuing operations per share of common stock were $.18 compared to $.08 in the prior period. Diluted earnings from continuing operations were $.17 in the current period compared to $.08 in the prior period. Basic earnings per share of common stock were $.18 compared to $.07 in the prior period. Diluted earnings per share of common stock were $.17 compared to $.07 in the prior period. Preferred Stock dividends of 1,023 shares of Preferred Stock valued at $2,866,000 for the period from April 1, 2004 to April 19, 2004 and cash dividends of $4,193,000 for the period from April 19, 2004 through July 1, 2004 were recorded during the current period. Preferred Stock dividends of 4,802 shares of Preferred Stock valued at $7,791,000 were recorded during the prior period.

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

        Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $69,126,000 and $43,334,000 during the thirteen weeks ended July 1, 2004 and July 3, 2003, respectively. The increase in operating cash flows during the thirteen weeks ended July 1, 2004 is primarily due to increases in earnings before income taxes and increases in income tax refunds We had working capital as of July 1, 2004 and April 1, 2004 of $173,280,000 and $137,237,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $162,232,000 and $162,732,000 available on our credit facility to meet these obligations as of July 1, 2004 and April 1, 2004, respectively.

        We continue to expand our North American and international theatre circuits. During fiscal 2005, we opened one theatre with 16 screens and closed one theatre with six screens resulting in a circuit total of 232 theatres and 3,554 screens as of July 1, 2004.

        We fund the costs of constructing new theatres using existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs. However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. We currently have two theatre locations that we believe could be sold and leased back for estimated proceeds of $52,000,000 should we elect to do so, and if allowed under the financial covenants of our existing debt instruments.

        Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors, if prevailing market conditions are favorable.

        On December 19, 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. ("MegaStar") for a cash purchase price of $14,950,000. In connection with the acquisition, we assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating and have been built since 2000. As of July 1, 2004, $1,466,000 of the estimated total purchase price was unpaid.

        As of July 1, 2004, we had construction in progress of $15,045,000. We had 5 theatres in the U.S. with a total of 79 screens under construction as of July 1, 2004. During the thirteen weeks ended July 1, 2004 and July 3, 2003, we incurred cash outflows for investing activities of $28,006,000 and $31,119,000, respectively. Cash outflows for investing activities include capital expenditures of

$29,143,000 and $24,159,000 during the thirteen weeks ended July 1, 2004 and July 3, 2003, respectively. We expect that our gross capital expenditures in fiscal 2005 will be approximately $110,000,000 and our proceeds from sale/leasebacks will be approximately $40,000,000.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 1, 2004 for certain information about our credit facility and our notes due 2011, 2012, 2014 and our Preferred Stock.

        The total commitment under our credit facility is $175,000,000, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). The credit facility terminates April 9, 2009. As of July 1, 2004, we were in compliance with all financial covenants relating to the credit facility, the notes due 2011, the notes due 2012 and the notes due 2014.

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the 2011 notes) and after giving effect thereto on a pro forma basis (under the indentures for the 2011, 2012 and 2014 notes). Under the indenture relating to the 2012 and 2014 notes, the most restrictive of the indentures, we could borrow approximately $581,000,000 as of July 1, 2004 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indenture relating to the 2011 notes, 2012 notes and 2014 notes.

        The indentures relating to the notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding 2011 notes, 2012 notes and 2014 notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. For additional information relating to covenants contained in the indentures governing the notes, see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2004.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes.

Proposed Merger

        As noted in Note 13—"Subsequent Events" above, on July 22, 2004, we entered into a definitive merger agreement pursuant to which we will be acquired by Marquee Holdings Inc. ("Holdings"), an investment vehicle owned by certain affiliates of J.P. Morgan Partners ("JPMP"), the private equity arm of J.P. Morgan Chase & Co., and certain affiliates of Apollo Management L.P. ("Apollo"), a private investment firm. After the merger, the Company will be wholly owned by Holdings. JPMP and Apollo will own substantially all of the outstanding stock of Holdings following the transaction. The total value of the transaction on July 1, 2004 is approximately $2.0 billion (approximately $1.67 billion in equity and the assumption of $748 million in debt less $399 million in cash and equivalents). The merger agreement and related equity and debt commitment letters concerning the financing required for the transaction have been previously filed with our report on Form 8-K filed on July 23, 2004.

        The transaction is subject to certain terms and conditions customary for transactions of this type, including receipt of shareholder and regulatory approvals and the completion of financing. The parties currently anticipate consummating the transaction early in the fourth calendar quarter of 2004. Upon completion of the transaction, we will become a privately held company and our common stock will no longer be traded on the American Stock Exchange.

        Under the terms of the merger agreement if the merger agreement is terminated for any reason therein provided other than by reason of (i) a breach by Marquee Holdings, Inc. or its merger subsidiary or (ii) except as provided below, the failure to obtain stockholder approval at a meeting of our stockholders called to consider the merger at which a vote on the merger is taken, we will be obligated to pay Marquee Holdings, Inc. $10 million to cover its expenses and up to $11.25 million to cover the expenses of the lenders who have entered into commitments with respect to financing the transaction. Notwithstanding that our stockholders do not approve the merger at a meeting called to consider the same at which a vote on the merger is taken, we will have to pay such amounts if either (x) certain other acquisition transactions occur before the stockholders' meeting or (y) an acquisition proposal is publicly announced and not withdrawn prior to the vote at the stockholders' meeting and we recommend, enter into an agreement with respect to or consummate certain acquisition transactions relating to such acquisition proposal within nine months of such termination.

        To effect the merger, we anticipate that we will be required to use all of our existing cash (as of July 1, 2004) and incur $455,000,000 in new debt, including $250,000,000 of 8 5/8% senior unsecured fixed rate notes due 2012 and $205,000,000 of senior unsecured floating rate notes due 2010 (initially bearing interest at a rate of 5.9% per annum). In addition, we expect Holdings will contribute approximately $953,897,000 to us, including net proceeds from its issue of $169,917,760 of its 12% senior unsecured discount notes due 2014 (the "Holdco Notes"). None of such notes referred to will be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Such senior unsecured notes may be issued by Holdings and a subsidiary of Holdings Marquee Inc., prior to the merger and the proceeds thereof placed in escrow pending satisfaction of the other conditions to and consummation of, the merger, in which event we would be required to provide a letter of credit to cover interest on such notes until the earlier of consummation of the merger or January 31, 2005 (with any interest earned on the escrowed funds being released to us following release of the escrowed funds.) If the merger is not consummated upon the earlier to occur of (1) January 31, 2005 or (2) the date of the termination of the merger agreement, the issuer of these notes will be required to redeem all of the outstanding notes at a redemption price in cash equal to 100% of the principal amount of the notes plus accrued and unpaid interest thereon to, but excluding, the redemption date.

        As noted above, in connection with the merger, Holdings' subsidiary plans to issue $250,000,000 aggregate principal amount of 8 5/8% senior subordinated notes due 2012 (the "merger notes due 2012") upon consummation of the merger, the merger notes due 2012 will become our obligations. The merger notes due 2012 will bear interest at the rate of 8 5/8% per annum, payable in February and August commencing February 15, 2005. The merger notes due 2012 are redeemable at the option of the issuer, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100.000% of the principal amount thereof on or after August 15, 2010.

        Also in connection with the merger, Holdings' subsidiary plans to issue $205,000,000 aggregate principal amount of senior floating rate notes due 2010 (the "notes due 2010") upon consummation of the merger, the notes due 2010 will become our obligations. The notes due 2010 will bear interest at a rate of 4 1/4% plus the three-month LIBOR interest rate, currently 5.91% total interest per annum for the quarterly period ending November 14, 2004 and reset at the beginning of each quarter thereafter. The notes due 2010 are redeemable at the option of the issuer, in whole or in part, on or after August 15, 2006 at 103.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009.

        The merger notes due 2012 and the notes due 2010 will require that we make an offer to repurchase each holder's notes at a price equal to 101% thereof, upon a change of control (as defined in the indenture). Following consummation of the merger, the merger notes due 2012 and the notes due 2010 rank senior in right of payment to any of our existing and future subordinated indebtedness, rank equally in right of payment with any of our existing and future senior indebtedness and will be effectively subordinated in right of payment to any of our secured indebtedness. The merger notes due 2012 and the notes due 2010 will be guaranteed on a joint and several, senior unsecured basis by each of our existing and future wholly-owned subsidiaries that are a guarantor or direct borrower under other indebtedness of the Company.

        The indentures governing the merger notes due 2012 and the notes due 2010 will contain covenants that, among other things, will restrict our ability and the ability of our subsidiaries (other than unrestricted subsidiaries) to incur additional indebtedness, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, incur liens, enter into transactions between affiliates or consolidate, merge or sell all or substantially all of our assets, other than in certain transactions between one or more of our wholly-owned subsidiaries and us.

        Also in connection with the merger, Holdings plans to sell $304,000,000 aggregate principal amount of 12% senior discount notes due 2014 ("discount notes due 2014") for gross proceeds of $169,917,760 and contribute the net proceeds to the Company to fund a portion of the merger. Prior to August 15, 2009, unless Holdings elects to pay cash interest, the interest on the notes will accrete from the date of issuance until August 15, 2009, compounded semiannually. Thereafter interest on the discount notes due 2014 will accrue and be payable in cash semiannually on each February 15 and August 15, commencing on February 15, 2010 at a rate of 12% per annum. On any interest payment date prior to February 15, 2010, Holdings may elect to commence paying cash interest in which case Holdings will be obligated to pay cash interest on each subsequent interest payment date, the notes will cease to accrete after such interest payment date and the outstanding principal amount at the maturity of each note will be equal to the accreted value of such notes as of such interest payment date. Holdings may redeem some or all of the discount notes due 2014 on or after August 15, 2009 at 106.000% of the principal amount at maturity thereof, declining ratably to 100.000% of the principal amount at maturity thereof on or after August 15, 2012. Upon a change in control (as defined in the indenture), Holdings will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the accreted value thereof plus accrued and unpaid interest, if any, to the date of repurchase. The discount notes due 2014 rank senior in right of payment to all existing and future subordinated indebtedness of Holdings, rank equally in right of payment with all existing and future senior indebtedness of Holdings and are effectively subordinated in right of payment to any secured indebtedness of Holdings, including Holdings' guarantee of indebtedness under the amended credit facility, to the extent of the value of the assets securing such indebtedness, and all liabilities and preferred stock of each of Holdings' subsidiaries.

        The indenture governing the discount notes due 2014 will contain covenants that, among other things, will restrict Holdings' ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, incur liens, enter into transactions with affiliates or consolidate, merge or sell all or substantially all of Holdings' assets, other than in certain transactions between one or more of its wholly-owned subsidiaries and Holdings.

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Holdco Notes other than through any dividends it may receive from us. We will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the notes and the existing subordinated notes and our amended credit facility. We have not guaranteed the indebtedness of Holdings nor pledged any of our assets as collateral to secure Holdings' indebtedness.

        We anticipate that we will enter into an amendment to our existing $175,000,000 credit facility which matures in April 2009. This amended facility (the "amended credit facility"), will become effective upon consummation of the merger. The amended credit facility may be used to, among other things, finance up to $20,000,000 of fees and expenses on the closing date.

        The merger will constitute a "change of control" under our 2011 Notes, which will allow the holders of those notes to require us to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. We have obtained a financing commitment, subject to customary conditions, from JPMorgan Chase Bank or affiliates thereof and Citicorp North America, Inc. (the "Lenders") in the amount of $220,000,000 to finance any such repurchase. The maturity date of the financing commitment would be eight years from the issuance date of the notes. The terms of a financing pursuant to the financing commitment would contain customary restrictions, including limiting our ability to incur indebtedness or liens, pay dividends, redeem capital stock, make certain investments and sell substantially all of our and our subsidiaries' assets. We would be required to redeem the debt under the financing commitment from the net proceeds of the sale of any assets outside the ordinary course of business, the incurrence of any debt (other than debt permitted under our amended credit facility), which may be secured, and the issuance of any equity, subject to customary exceptions and thresholds. We would be able, at our option, to repay any outstanding loans under the financing commitment at any time at the principal amount thereof plus accrued and unpaid interest.

Amended Credit Facility

        On March 26, 2004, we entered into the Second Amended and Restated Credit Agreement (the "existing credit facility") with The Bank of Nova Scotia, Citicorp North America, Inc., General Electric Capital Corporation, Bank of America, N.A. and various other financial institutions. The existing credit facility replaced our previous amended and restated credit agreement, dated as of April 10, 1997, which would have matured on April 10, 2004. We currently have no outstanding loans under our existing credit facility but have issued $12,768,000 in letters of credit, leaving borrowing capacity under the existing credit facility of $162,232,000.

        As noted above, upon the consummation of merger and related transactions and financings (the "Transactions"), an amendment to this credit facility, which we are currently negotiating, will become effective upon consummation of the merger. In the event that we are unable to obtain the lender consents necessary to amend the existing credit facility, JP Morgan Chase Bank or affiliates thereof and Citicorp North America, Inc., have agreed subject to customary conditions, to underwrite a new credit facility on substantially the same terms (including definitions) as would have been contained in the amended and restated facility, as described herein.

        We expect that the amended credit facility will permit borrowings at interest rates based on either the bank's base rate or LIBOR, plus applicable margins ranging from 1.0% to 2.0% on base rate loans and from 2.0% to 3.0% on LIBOR loans, and will require an annual commitment fee of 0.5% on the unused portion of the commitment. The amended credit facility will mature on April 9, 2009. We expect that the total commitment under the amended credit facility will be $175,000,000, but the amended and restated credit facility will contain covenants that limit our ability to incur debt (whether under the amended and restated credit facility or from other sources).

        We anticipate that the amended credit facility will include several financial covenants, including (i) a maximum net indebtedness to annualized EBITDA ratio (as defined in the existing credit facility) (generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization, any call premium (or original issue discount) expenses and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, except that expenses incurred in connection with the Transactions shall be excluded and including an adjustment for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation period), of Holdings of 5.75 to 1 with certain step-downs of such ratio as may be agreed, (ii) a minimum cash interest coverage ratio, as defined in the existing credit facility except that expenses incurred in connection with the Transactions shall be excluded (generally, the ratio of Annualized EBITDA for the most recent four quarters to consolidated interest expense for such period of the Company of 1.75 to 1, and (iii) a ratio of maximum net senior indebtedness to Annualized EBITDA of the Company, as defined in the existing credit facility except that expenses incurred in connection with the Transactions shall be excluded for the most recent four quarters, as defined in the amended credit facility, of 3.5 to 1. The amended credit facility will also generally impose limitations on investments, the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, restricted payments, dividends, repurchase of capital stock or subordinated debt, mergers, investments, guarantees, asset sales and business activities.

        We anticipate that the amended credit facility will define Annualized EBITDA for the Company and its consolidated Subsidiaries as the Annualized EBITDA adjusted such that Annualized EBITDA that is attributable to a particular theatre or a particular screen which was permanently closed for business or disposed of during a fiscal quarter or any acquired business or particular theatre is determined on a pro forma basis as if such closure, disposition or acquisition had occurred on the first day of the most recently completed period of four fiscal quarters. Annualized EBITDA will be defined in the amended and restated credit agreement as consolidated net income increased by the sum of all income taxes paid or accrued in accordance with U.S. GAAP for such period (other than income taxes attributable to extraordinary, unusual or non-recurring gains or losses), consolidated interest expense, depreciation expense, amortization expense, any call premium (or original issue discount) expenses (cash and non-cash) associated with the call or open market repurchases of subordinated debt and any other non-cash charges.

        The amended credit facility will allow us to incur debt that qualifies as subordinated debt thereunder, and permits $125,000,000 of new debt plus capital lease obligations, subject to meeting our financial covenants.

        Additionally, we expect that certain of our domestic wholly-owned subsidiaries will guarantee the amended credit facility. The amended credit facility will be secured by a pledge of our capital stock by Holdings and substantially all of the tangible and intangible personal property located in the United States that we or such guarantors own, which includes all the outstanding stock of American Multi-Cinema, Inc., AMC-GCT, Inc. and its subsidiaries, AMC Entertainment International, Inc., National Cinema Network, Inc., AMC Realty, Inc. and Centertainment, Inc. as well as accounts, deposit accounts, general intangibles (including patents, trademarks and other intellectual property), commercial tort claims, goods and instruments, among other types of personal property.

        Amounts outstanding under the amended credit facility may become payable prior to the maturity date in part upon the occurrence of certain asset sales, or in whole upon the occurrence of specified events of default. In addition to the non-payment of amounts due to lenders or non-performance of covenants, among other matters an event of default will occur upon (i) the failure to pay other indebtedness, or the acceleration of the maturity or redemption of other indebtedness or preferred stock in either case exceeding $5.0 million, (ii) the occurrence of any default which enables holders of any preferred stock to appoint additional members to the board and the occurrence of a change in control, as defined in the amended credit facility, and (iii) any default under the terms applicable to any of our leases with aggregate remaining lease payments exceeding $13.0 million which results in the loss of use of the property subject to such lease or any default (that is not cured or waived or if cured or waived involved the payment of an amount in excess of $13.0 million) under the terms applicable to any such leases with aggregate remaining lease payments exceeding $50.0 million.

        Because the terms of the amendment to our credit agreement have not yet been finalized, and because there are several conditions to the commitments of JP Morgan Chase Bank and its affiliates and Citicorp North America to underwrite a new credit facility for the Company, we can give no assurances that the terms of any such amendment or new credit facility, when, and if executed, will not differ materially from those described herein.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2003, the FASB published a revision to SFAS No. 132R Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remained in effect until the provisions of SFAS No. 132R were adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003. Adoption of SFAS No. 132R did not have a material impact on our consolidated financial position, results of operations or cash flows.

        On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our results of operations, financial position and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law and issued guidance could require us to change previously reported information. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. We sponsor a postretirement benefit plan which will benefit from the subsidy, which we are required to adopt after our valuation report is issued during the fourth quarter of fiscal 2005. Adoption of FSP106-2 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

        The Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FAS 128", ("Issue 03-6") at its March 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. We have adopted the provisions of Issue 03-6 during the first quarter of fiscal 2005 and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

        Market risk on variable-rate financial instruments.    We maintain a $175,000,000 credit facility, which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility as of July 1, 2004, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $214,474,000 of 9 1/2% senior subordinated notes due 2011, $175,000,000 of 9 7/8%% senior subordinated notes due 2012, and $300,000,000 of 8% senior subordinated notes due 2014. Increases in market interest rates would generally cause a decrease in the fair value of the notes due 2011, 2012 and 2014 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2011, 2012 and 2014.

        Foreign currency exchange rates.    We currently operate theatres in China (Hong Kong), Japan, France, Portugal, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $461,000 and $18.1 million, respectively.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        Reference is made to Part I. Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 1, 2004 for information on certain litigation to which we are a party.

        PRFT Partners v. Laurence M. Berg et al.    (No. 3928524, filed in the Court of Chancery of the State of Delaware in and for New Castle County) and David Shaev v. AMC Entertainment Inc. et al. (No 3930227, filed in the Court of Chancery of the State of Delaware in and for New Castle County). On July 22, 2004, two lawsuits purporting to be class actions were filed in the Chancery Court of the State of Delaware, one naming Apollo, the Company and the Company's directors as defendants and the other naming such parties as well as Holdings as defendants. The complaints generally allege the defendant individuals breached their fiduciary duties by agreeing to the merger, that the merger transaction is unfair to the minority shareholders of the Company, that the merger consideration is inadequate and that the defendants pursued their own interests at the expense of the shareholders. The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the merger transaction. Similar lawsuits may be filed in the future. We believe these lawsuits are without merit and we do not expect such lawsuits to have a material adverse effect on us or the consummation of the Merger.

        One of the cases referred to in our Annual Report on Form 10-K is United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (U.S.D.C.C.D California, No. 99-01034 FMC (SHx)). As reported in our 10-K, on November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case. When we filed a request for interlocutory appeal, the trial court denied our request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc., in which the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court. However, the Ninth Circuit has stayed its decision in the case against us pending Regal's petition for Certiorari to the United States Supreme Court. On June 28, 2004, the Supreme Court denied Certiorari in the Regal case. Accordingly, the trial court in our case has scheduled a status conference for August 16, 2004.

        Another case referred to was American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). During the thirteen weeks ended July 1, 2004 we received settlement payments from various parties of $2,310,000 related to various theatres in connection with this matter.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 2.    Changes in Securities and Use of Proceeds.

Issuer Sale of Equity Securities

        On June 2, 2004, the Company issued 148,148 shares of its common stock as its final common stock payment in connection with the purchase of GC Companies, Inc. The shares were issued to creditors of GC Companies, Inc. pursuant to Section 1145(a)(1) of the Bankruptcy Code in accordance with the GC Companies, Inc. plan of bankruptcy that was approved by the bankruptcy court on March 18, 2002 and were therefore exempt from registration under the Securities Act of 1933, as amended. The shares issued had a fair value of $2,021,000.

Issuer Purchase of Equity Securities

        The following table provides repurchases of the Company's stock by month during fiscal 2004:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2, 2004 - April 29, 2004	—		—	—		—
April 30, 2004 - June 3, 2004	13,196	(a)	$14.91	—	(a)	—	(a)
June 4, 2004 - July 1, 2004	9,087		14.91	—	(a)	—	(a)

	22,283		$14.91	—		—

(a)
Shares sold by participants receiving restricted stock awards under the 1999 Plan who elected to satisfy their tax obligation on vested shares by selling a portion of their vested restricted stock awards to the Company.

Item 6.    Exhibits and Reports on Form 8-K.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger, dated as of July 22, 2004, by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (File No. 1-8747) filed July 23, 2004).
3.1(a)
Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001) (Incorporated by Reference from Exhibit 3.1 to the Company's Form 8-K (File No. 1-8747) filed February 15, 2002).
3.1(b)
Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (Restated for filing purposes in accordance with Rule 102(c) of Regulation S-T) (Incorporated by reference from Exhibit 3.1(b) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).
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
4.2(b)
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
4.4
Indenture, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% senior subordinated notes due 2012 (incorporated by reference from Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
4.5
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
4.7
Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004.)
4.8	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

(b)
Reports on Form 8-K

        On June 6, 2004, we filed a Form 8-K reporting under Item 9. a press release announcing operating results for fiscal 2004.

        On July 22, 2004, we filed a Form 8-K reporting under Item 9. a press release announcing first quarter operating results for fiscal 2005.

        On July 22, 2004, we filed a Form 8-K reporting under Item 5. a press release containing the merger announcement.

        On July 23, 2004, we filed a Form 8-K reporting under Item 5. information and exhibits related to the merger announcement.

        On July 26, 2004, we filed a Form 8-K reporting under Item 9. the projections of screen openings, screen closings, capital expenditures and proceeds from sales/leasebacks for fiscal years 2005 through 2007.

        On July 26, 2004, we filed a Form 8-K reporting under Item 9. a press release announcing the senior notes offering.

        On July 26, 2004, we filed a Form 8-K reporting under Item 9. excerpts from the confidential offering memorandum, dated July 26, 2004, relating to the senior notes due 2012 and senior floating rate notes due 2011.

        On July 30, 2004, we filed a Form 8-K reporting under Item 5. stating that the Company entered into an Agreement and Consent with the holders of its Series A Convertible Preferred Stock to relinquish its right to redeem the Preferred Stock during an Event of Default.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.
Date: August 10, 2004	/s/ PETER C. BROWN Peter C. Brown Chairman of the Board, Chief Executive Officer and President
Date: August 10, 2004	/s/ CRAIG R. RAMSEY Executive Vice President and Chief Financial Officer

QuickLinks

AMC ENTERTAINMENT INC. AND SUBSIDIARIES INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements. (Unaudited)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
AMC ENTERTAINMENT INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K.
EXHIBIT INDEX
SIGNATURES