Form 10-Q
period 2004-09-30
AMC ENTERTAINMENT INC
filed 2004-11-09
CIK 722077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

                       (Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes    x        No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares
Title of Each Class of Common Stock	Outstanding as of September 30, 2004
Common Stock, 66 2/3 ¢ par value	34,019,474
Class B Stock, 66 2/3 ¢ par value	3,051,597

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. (unaudited)

As discussed in its Annual Report on Form 10-K for the fifty-two weeks ended April 1, 2004, in connection with the fiscal 2004 annual audit of the AMC Entertainment Inc. consolidated financial statements, the Company, with the concurrence of its independent registered public accounting firm, determined that its financial statements for the thirteen and twenty-six weeks ended October 2, 2003 as previously filed needed to be restated for the following items:

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

The Company had historically evaluated the recoverability of its deferred tax assets for both domestic and foreign  jurisdictions based on the weight of available positive evidence (evidence indicating that deferred taxes would be recoverable) and negative evidence (evidence indicating that deferred taxes would not be recoverable).  The Company believed it was following the guidance in paragraph 17(e) of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes and recorded valuation allowances for its domestic and foreign jurisdictions when the negative evidence outweighed the positive evidence, which the Company believed to be consistent with the "more likely than not" criteria in paragraph 17(e).

Consideration and appropriate weighting of positive and negative evidence is an inherently subjective process. The Company historically applied the more likely than not criteria with respect to foreign jurisdictions by recording valuation allowances against deferred income tax assets when it became clear, based on theatre impairments or other factors, that it would not be profitable in those jurisdictions.  Under this model the Company recorded a valuation allowance in France during fiscal 2001 when the theatre was impaired and in Sweden during fiscal 2002 when that theatre was impaired.

In consultation with its independent registered public accounting firm in connection with the annual audit of its 2004 financial statements, the company determined that it should have given greater weight (than it originally had) to the objectively verifiable negative evidence in its foreign jurisdiction (e.g., start up losses).  With this greater weighting of the negative evidence, the Company concluded that it was "more likely than not" that the deferred income tax assets would not be realized.  As a result, the Company determined that its operations in foreign tax jurisdictions constituted "start-up" operations and therefore it was appropriate to record full valuation allowances on the results of operations until the "start-up" operations became profitable and therefore would provide a basis for increased weighting of positive future taxable income and reduced weighting of negative ev idence relating to losses.

Accordingly, the Company has restated its financial statements for the thirteen and twenty-six weeks ended October 2, 2003 to reflect additional valuation allowances on foreign deferred tax assets. The effects of such adjustments are summarized as follows:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	October 2, 2003	October 2, 2003
Increase in income tax provision and net loss	$ 0.95 million	$ 2.2 million

Straight-line contingent rentals:  Rent expense for leases with rent escalation clauses are required to be recorded on a straight-line method under certain circumstances. The Company recently determined that it has one lease that has a clause for contingent rents in which case the contingency was virtually certain to occur. Rent expense for this lease should have been recorded on the straight-line method. Accordingly, the Company has restated its financial statements for the thirteen and twenty-six weeks ended October 2, 2003 to reflect the straight-line method of recording the contingent portion of rent expense for this one lease. The effects of such adjustments are summarized as follows:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	October 2, 2003	October 2, 2003
Increase in net loss	$ 0.061 million	$ 0.122 million

Additionally, amounts previously reported in Form 10-Q for the thirteen and twenty-six weeks ended October 2, 2003 have been retroactively restated for comparative purposes to reflect the reclassification of the results of operations for certain assets which the Company sold on December 4, 2003 that met the criteria for discontinued operations and other reclassifications to conform to its Form 10-Q for the period ended January 1, 2004. See the Company's Form 10-K - "Reconciliation of Summary Quarterly Data (unaudited) as previously reported in Form 10-Q as restated in Form 10-K" for additional information.

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying Consolidated Financial Statements:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2003		October 2, 2003
	As		As
	Previously	As	Previously	As
(in thousands except per share data)	Reported	Restated	Reported	Restated
Statement of Operations Data:
Rent	$ 78,113	$ 78,224	$156,264	$156,486
Total costs and expenses	407,619	407,730	840,418	840,640
Earnings from continuing operations before income
taxes	10,499	10,388	31,901	31,679
Income tax provision	4,630	5,530	13,900	16,000
Earnings from continuing operations	5,869	4,858	18,001	15,679
Loss from discontinued operations	(260)	(260)	(590)	(590)
Net earnings	5,609	4,598	17,411	15,089
Loss for shares of common stock	(4,053)	(5,064)	(42)	(2,364)
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$ (0.10)	$ (0.13)	$ 0.01	$ (0.05)
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Loss per share	$ (0.11)	$ (0.14)	$ -	$ (0.06)

All previously reported amounts affected by the restatement that appear elsewhere in these consolidated financial statements have also been restated.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2004	2003	2004	2003
		(restated)		(restated)
	(Unaudited)		(Unaudited)
Revenues
Admissions	$ 317,776	$ 299,853	$ 650,628	$ 621,016
Concessions	116,575	112,086	245,250	236,383
Other theatre	15,120	12,564	30,079	24,982
NCN and other	12,429	12,144	24,576	26,115
Total revenues	461,900	436,647	950,533	908,496
Costs and Expenses
Film exhibition costs	169,467	161,988	349,347	339,948
Concession costs	13,162	12,476	28,611	26,810
Theatre operating expense	109,239	103,898	214,127	211,693
Rent	83,417	78,224	166,695	156,486
NCN and other	10,430	10,387	21,338	22,708
General and administrative:
Stock-based compensation	2,709	876	5,345	1,169
Other	14,627	11,580	29,427	23,403
Preopening expense	548	389	981	1,431
Theatre and other closure expense	10,540	1,116	10,321	1,734
Depreciation and amortization	30,987	28,752	62,352	57,214
Disposition of assets and other gains	(100)	(1,956)	(2,395)	(1,956)
Total costs and expenses	445,026	407,730	886,149	840,640
Other expense (income)
Interest expense (income)
Corporate borrowings	22,890	16,435	38,897	31,929
Capital and financing lease obligations	2,499	2,705	5,005	5,510
Investment income	(2,207)	(611)	(2,998)	(1,262)
Total other expense	23,182	18,529	40,904	36,177
Earnings (loss) from continuing operations before
income taxes	(6,308)	10,388	23,480	31,679
Income tax provision	400	5,530	14,300	16,000
Earnings (loss) from continuing operations	(6,708)	4,858	9,180	15,679
Loss from discontinued operations, net of income tax
benefit	-	(260)	-	(590)
Net earnings (loss)	$ (6,708)	$ 4,598	$ 9,180	$ 15,089
Preferred dividends and allocation of
undistributed earnings	5,661	9,662	12,720	17,453
Loss for shares of common stock	$ (12,369)	$ (5,064)	$ (3,540)	$ (2,364)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$ (0.33)	$ (0.13)	$ (0.10)	$ (0.05)
Loss from discontinued operations	$ -	$ (0.01)	$ -	$ (0.01)
Loss per share	$ (0.33)	$ (0.14)	$ (0.10)	$ (0.06)
Average shares outstanding:
Basic and diluted	37,071	36,744	37,002	36,586

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	September 30,	April 1,
	2004	2004
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$ 377,665	$ 333,248
Restricted cash	625,812	-
Receivables, net of allowance for doubtful accounts of $1,216
as of September 30, 2004 and $1,118 as of April 1, 2004	32,108	39,812
Other current assets	62,243	62,676
Total current assets	1,097,828	435,736

Property, net	771,758	777,277
Intangible assets, net	21,909	23,918
Goodwill	71,727	71,727
Deferred income taxes	134,066	143,944
Other long-term assets	69,264	53,932

Total assets	$2,166,552	$1,506,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 120,385	$ 107,234
Accrued expenses and other liabilities	134,565	112,386
Deferred revenues and income	63,910	76,131
Current maturities of corporate borrowings and capital
and financing lease obligations	630,152	2,748
Total current liabilities	949,012	298,499

Corporate borrowings	686,568	686,431
Capital and financing lease obligations	58,434	58,533
Other long-term liabilities	183,268	182,467
Total liabilities	1,877,282	1,225,930

Commitments and contingencies

Stockholders’ equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 305,548 shares issued and outstanding as of September 30, 2004 and 299,477 shares issued and outstanding as of April 1, 2004 (aggregate liquidation preference of $305,548 as of September 30, 2004 and $304,525
as of April 1, 2004)	204	200
Common Stock, 66 2/3¢ par value; 34,119,831 shares issued as of September 30, 2004 and 33,889,753 shares issued as of
April 1, 2004	22,743	22,593
Convertible Class B Stock, 66 2/3¢ par value; 3,051,597 shares
issued and outstanding as of September 30, 2004 and April 1, 2004	2,035	2,035
Additional paid-in capital	470,021	469,498
Accumulated other comprehensive loss	(2,851)	(1,993)
Accumulated deficit	(201,536)	(210,716)
Common Stock in treasury, at cost, 100,357 shares as of
September 30, 2004 and 77,997 shares as of April 1, 2004	(1,346)	(1,013)

Total stockholders’ equity	289,270	280,604

Total liabilities and stockholders’ equity	$2,166,552	$1,506,534

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Twenty-six Weeks Ended
September 30,		October 2,
2004		2003
(Unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$ 9,180	$ 15,089
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,352	57,214
Non-cash portion of stock-based compensation	5,345	1,169
Non-cash portion of pension and postretirement expense	3,608	3,015
Deferred income taxes	9,889	1,390
Disposition of assets and other (gains) losses	26	(1,956)
Change in assets and liabilities:
Receivables	927	(422)
Other assets	433	(3,757)
Accounts payable	(16,526)	(4,253)
Accrued expenses and other liabilities	(4,265)	(13,174)
Other, net	4,495	3,241
Net cash provided by operating activities	75,464	57,556

Cash flows from investing activities:
Capital expenditures	(51,913)	(43,274)
Increase in restricted cash	(625,812)	-
Proceeds from disposition of long-term assets	83	1,017
Other, net	4,059	(8,167)
Net cash used in investing activities	(673,583)	(50,424)

Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	-
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	-
Proceeds from issuance of 12% Senior Discount Notes due 2014	169,918	-
Principal payments under capital and financing lease obligations	(1,357)	(1,072)
Change in cash overdrafts	24,803	(9,945)
Change in construction payables	5,224	(712)
Cash portion of preferred dividends	(9,349)	-
Deferred financing costs	(1,109)	-
Proceeds from exercise of stock options	45	3,186
Treasury stock purchases and other	(333)	(440)
Net cash provided by (used in) financing activities	642,842	(8,983)
Effect of exchange rate changes on cash and equivalents	(306)	(876)

Net increase (decrease) in cash and equivalents	44,417	(2,727)

Cash and equivalents at beginning of period	333,248	244,412

Cash and equivalents at end of period	$ 377,665	$ 241,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $439 and $1,887)	$ 37,008	$ 38,632
Income taxes paid, net of refunds	1,934	10,130
Schedule of non-cash investing and financing activities:
Preferred dividends	$ 3,371	$ 17,453
Issue Common Stock related to purchase of GC Companies, Inc.	2,021	-

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K/A for the year (52 weeks) ended April 1, 2004. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 31, 2005.

The April 1, 2004 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

The consolidated financial statements include the accounts of AMCE, all of its subsidiaries, Marquee Inc. ("Marquee") and Marquee Holdings Inc. ("Holdings").

In association with the pending merger transaction discussed in Note 11, Commitments and Contingencies, two merger entities were formed, Marquee and Holdings.  To finance the merger and related transactions, on August 18, 2004, (i) Marquee issued $250,000,000 aggregate principal amount of 8 5/8% senior unsecured fixed rate Notes due 2012 ("Fixed Notes due 2012") and $205,000,000 aggregate principal amount of senior unsecured floating rate notes due 2010 ("Floating Notes due 2010") and (ii) Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% senior discount notes due 2014  (Discount Notes due 2014") for gross proceeds of $169,917,760.  The gross proceeds of these various series of notes were deposited in separate escrow accounts pursuant to the terms of separate escrow agreements.  If the merger is consummated by January 31, 2005, then all escrow proceeds w ill be released from the escrow accounts to the Company.  If the merger is not consummated upon the earlier to occur of (i) January 31, 2005 or (ii) the date the merger agreement is terminated, then the Company is required to redeem all of the outstanding senior notes at a redemption price in cash equal to 100.0% of the principal amount of the notes (or accreted value in the case of Holding's Discount Notes due 2014), plus accrued and unpaid interest, if any, to, but excluding, the redemption date.  If the merger is consummated, any interest earned on the escrowed funds will be released to the Company following release of the escrowed funds.  Because the Company is the primary beneficiary of the two merger entities which are considered variable interest entities as defined in FIN 46 (R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company is required to consolidate the merger entities’ operations and financial position into the Company 6;s financial statements as of and for the period ended September 30, 2004.  The restricted cash of the variable interest entities shown on the Company’s Consolidated Balance Sheets is collateral for the corporate borrowings of the variable interest entities which are included on the Company's Consolidated Balance Sheets in current maturities of corporate borrowings and capital and financing lease obligations.

Interest expense of the variable interest entities of $6,724,000 and interest income of $894,000 are included within the Company's Consolidated Statements of Operations.

The assets and liabilities of the variable interest entities included within the Company's Consolidated Balance Sheets as of September 30, 2004 are as follows:

(In thousands)	September 30, 2004
Restricted cash	$625,812
Other long-term assets	16,683
$642,495

Accrued expenses and other liabilities	$ 19,897
Due to AMCE (eliminated on consolidation)	1,109
Current maturities of corporate borrowings	627,318
Accumulated deficit	(5,829)
$642,495

See Note 11 Commitments and Contingencies for additional information regarding the pending merger transaction.

NOTE 2 - ACQUISITIONS

On December 19, 2003, the Company acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. (“MegaStar”) for an estimated cash purchase price of $14,950,000.  In connection with the acquisition, the Company assumed leases on three theatres with 48 screens in Minneapolis and Atlanta.  All three of the theatres feature stadium seating and have been built since 2000.  As of September 30, 2004, $1,429,000 of the estimated total purchase price was unpaid.  The results of operations are included in the Consolidated Statements of Operations from December 19, 2003.  The Company believes the results of operations of the acquired theatres are not material to the Company's Consolidated Statements of Operations and proforma information for fiscal 2004 is not included herein.  The following is a summary of the allocation of the purchase price to the assets acquired from MegaSt ar based on management estimates of fair value which could change depending on the results of an independent third party valuation study that is currently being performed:

(In thousands)
Cash and equivalents	$ 40
Current assets	94
Property	6,762
Other long-term assets	84
Other long-term liabilities	(3,297)
Goodwill	11,267
Total purchase price	$ 14,950

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

Statements of operations data:

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	October 2,	October 2,
(In thousands)	2003	2003
Revenues
Admissions	$ 1,182	$ 2,207
Concessions	339	623
Other theatre	44	100
Total revenues	1,565	2,930
Costs and Expense
Film exhibition costs	607	1,108
Concession costs	108	201
Theatre operating expense	546	1,125
Rent	762	1,528
General and administrative expense - other	17	28
Depreciation and amortization	15	30
Total costs and expenses	2,055	4,020
Loss before income taxes	(490)	(1,090)
Income tax benefit	(230)	(500)
Loss from discontinued operations	$ (260)	$ (590)

NOTE 4 - LOSS PER COMMON SHARE

Basic loss per share is computed by dividing loss for common shares by the weighted-average number of common shares outstanding. The dilutive effect of Series A Convertible Preferred Stock is considered in the computation of basic earnings per common share using the "two-class method" in accordance with EITF Issue 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128". Diluted earnings per share includes the effects of outstanding stock options, stock awards, and deferred stock units.

The Company has two classes of common stock outstanding which do not provide for different dividend rates or other preferences, other than voting rights.

The following table sets forth the computation of basic and diluted loss per common share from continuing operations (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2004	2003	2004	2003
		(restated)	(restated)
Numerator:
Earnings (loss) from continuing operations	$ (6,708)	$ 4,858	$ 9,180	$ 15,679
Dividends on Series A Preferred	5,661	9,662	12,720	17,453
Amount of undistributed earnings allocated to
participating preferred under the "two-class" method	-	-	-	-
Loss for common shares from continuing operations	$ (12,369)	$ (4,804)	$ (3,540)	$ (1,774)
Denominator:
Shares for basic loss per common share	37,071	36,744	37,002	36,586
Stock options	-	-	-	-
Stock awards	-	-	-	-
Deferred stock units	-	-	-	-
Shares for diluted loss per common share	37,071	36,744	37,002	36,586
Basic loss per common share from continuing
operations	$ (0.33)	$ (0.13)	$ (0.10)	$ (0.05)
Diluted loss per common share from continuing
operations	$ (0.33)	$ (0.13)	$ (0.10)	$ (0.05)

During the thirteen weeks October 2, 2003, 40,485,551 shares of Common Stock and $9,662,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share from continuing operations because they were anti-dilutive.

During the twenty-six weeks ended October 2, 2003, 40,131,794 shares of Common Stock , and $17,453,000 of dividends from the assumed conversion of Series A Preferred were excluded from the computation of diluted loss per common share from continuing operations because they were anti-dilutive.

During the thirteen weeks ended September 30, 2004 and October 2, 2003, incremental shares from stock awards and options to purchase common shares of 172,016 and 138,844, respectively, were excluded from the computation of diluted loss per common share from continuing operations because they were anti-dilutive.

During the twenty-six weeks ended September 30, 2004 and October 2, 2003, incremental shares from stock awards and options to purchase common shares of 159,712 and 199,232, respectively, were excluded from the computation of diluted loss per common share from continuing operations because they were anti-dilutive.

During the thirteen and twenty-six weeks ended September 30, 2004, 527,398 deferred stock units  earned during fiscal 2004, were excluded from the computation of diluted loss per share because they were anti-dilutive.

During the thirteen and twenty-six weeks ended September 30, 2004, contingently issuable deferred stock units of 565,987 were excluded from the computation of diluted loss per common share because the conditions for issuance had not been met at the end of the period.

During the thirteen and twenty-six weeks ended October 2, 2003, contingently issuable deferred stock units of 94,254 and 47,127, respectively, were excluded from the computation of diluted loss per common share because the conditions for issuance had not been met at the end of the period.

NOTE 5 - COMPREHENSIVE EARNINGS (LOSS)

The components of comprehensive earnings are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2004	2003	2004	2003
		(restated)		(restated)
Net earnings (loss)	$ (6,708)	$ 4,598	$ 9,180	$ 15,089
Foreign currency translation adjustment	(554)	678	(812)	2,868
Decrease (increase) in unrealized loss on marketable equity
securities	10	86	(46)	309
Total comprehensive earnings (loss)	$ (7,252)	$ 5,362	$ 8,322	$ 18,266

NOTE 6 - STOCKHOLDERS' EQUITY

During the twenty-six weeks ended September 30, 2004, the Company issued its final stock payment of 148,148 shares of Common Stock, with a fair value of $2,021,000, related to its purchase of GC Companies Inc.

During the twenty-six weeks ended September 30, 2004, the Company issued 81,930 shares of Common Stock for employee stock option exercises and vested stock awards. During the twenty-six weeks ended September 30, 2004, the Company acquired 22,360 shares of Common Stock for $333,000 from certain employees related to payment of taxes on stock awards. See Part II Item 2 of this Form 10-Q for information about the Company's repurchases of Common Stock.

During the thirteen weeks ended September 30, 2004, the Company recorded cash dividends of $5,156,000 and accretions of $505,000 on the Series A Preferred Stock.  During the twenty-six weeks ended September 30, 2004, the Company recorded dividends of 1,023 shares of Series A Preferred Stock valued at $2,362,000, cash dividends of $9,349,000 and accretion of $1,009,000 on the Series A Preferred Stock.

Stock-based Compensation

During the second quarter of fiscal 2004 the Company's Shareholders approved and the Company adopted the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (the "2003 LTIP"). The 2003 LTIP provides for five basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of restricted stock awards, (iii) grants of deferred stock units, (iv) grants of deferred cash awards and (v) performance grants which may be settled in stock options, shares of common stock, restricted stock, deferred stock units, deferred cash awards, or cash, or any combination thereof. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 6,500,000 shares. The 2003 LTIP provides that the option exercise price for stock options may not be less than the fair market value of stock at the date of grant, options may not be repriced and unexercised options expire no later than ten years after date of grant. No options have been issued under the 2003 LTIP as of September 30, 2004.

On June 11, 2004, the Board of Directors made performance grants for fiscal 2005 with award opportunities having an aggregate value of $12,606,000. These grants are subject to the satisfaction of performance measures during fiscal 2005 and/or the exercise of discretion by the Compensation Committee of the Board of Directors. Performance grants will be settled with up to $1,773,000 in deferred cash awards and the balance (up to $10,833,000) in deferred stock units, which will entitle the holder to one share of Common Stock for each deferred stock unit at the end of a deferral period. The number of deferred stock units issuable in connection with these performance grants will be based on the average closing prices of the Company's common stock over the ten trading days ending on the last day of the fiscal year. Assuming such average price is $19.14, the closing stock price on September 30, 2004, up to 565,987 deferred stock units could be issuable with respect to fiscal 2005 if all performance measures are met and all discretionary awards are made. The deferred stock units will be subject to three-year vesting and deferral periods which will run concurrently. Participants may elect to further defer receipt for specified periods after the end of the initial three year deferral period. Expenses related to the awards granted in fiscal 2005 will be recognized over the service period in fiscal 2005. The Company currently expects that certain of the performance measures for fiscal 2005 will be met and the related discretionary awards will be made.

The Company has recorded $5,417,000 in accrued expenses and other liabilities related to fiscal 2005 grants of deferred stock units under the 2003 LTIP as of September 30, 2004. An accrual of $2,491,000 has been recorded in accrued expenses and other liabilities related to unpaid deferred cash awards under the 2004 grant and unearned cash awards under the 2005 grant as of September 30, 2004.

On June 11, 2004, the Compensation Committee of the Board of Directors awarded 527,398 deferred stock units with a fair value of $7,917,000 and a deferred cash award of $1,606,000, to employees, which represented a 100% award based on achievement of all target-based grants made on September 18, 2003. The stock units will be converted into an equal number of shares of Common Stock after a three year vesting period ending on June 11, 2007. The stock units are currently included as a component of Additional paid-in capital within Stockholders' Equity. The merger agreement discussed in Note 11 would result in accelerated vesting of the deferred stock units granted in fiscal 2004. All expense related to unvested awards granted in fiscal 2004 was recorded in fiscal 2004.

The Company accounts for the stock options, restricted stock awards and deferred stock units under plans that it sponsors following the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees and related interpretations. Stock-based employee compensation expense related to restricted stock awards and deferred stock units of $5,345,000 and $1,169,000 was reflected in net earnings for the twenty-six weeks ended September 30, 2004 and October 2, 2003, respectively. No stock-based employee compensation expense for stock options was reflected in net earnings for those periods, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net earnings (loss) and loss per common share as if the fair value method had been applied to all stock awards, deferred stock units and outstanding and unvested options in each period:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30,	October 2,	September 30,	October 2,
	2004	2003	2004	2003
(In thousands, except per share data)		(restated)		(restated)
Net earnings (loss):
As reported	$ (6,708)	$ 4,598	$ 9,180	$ 15,089
Add: Stock-based compensation expense included
in reported net earnings (loss), net of related tax
effects	1,625	521	3,207	701
Deduct: Total stock-based compensation expense
determined under fair value method for all ,
awards, net of related tax effects	(1,625)	(663)	(3,272)	(1,110)
Pro forma	$ (6,708)	$ 4,456	$ 9,115	$ 14,680
Basic loss per common share:
As reported	$ (0.33)	$ (0.14)	$ (0.10)	$ (0.06)
Pro forma	$ (0.33)	$ (0.14)	$ (0.10)	$ (0.08)
Diluted loss per common share:
As reported	$ (0.33)	$ (0.14)	$ (0.10)	$ (0.06)
Pro forma	$ (0.33)	$ (0.14)	$ (0.10)	$ (0.08)

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

NOTE 7 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Twenty-six Weeks Ended
	September 30,	October 2,
	2004	2003
Beginning Balance	$ 17,870	$ 22,499
Theatre and other closure expense	10,321	1,734
Interest expense	1,091	1,462
Payments	(4,331)	(7,149)
General and administrative expense	12	146
Transfer of deferred rent	1,610	-
Ending Balance	$ 26,573	$ 18,692

Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.  Theatre closure reserves at September 30, 2004 by operating segment are as follows (in thousands):

September 30,
2004
North American Theatrical Exhibition	$ 25,237
International Theatrical Exhibition	1,103
NCN and Other	233
$ 26,573

During the twenty-six weeks ended September 30, 2004, the Company recognized $10,321,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens included within the North American theatrical exhibition operating segment.

See Management's Discussion and Analysis of Financial Condition and Results of Operations under Part I. Item 2. of this Form 10-Q for additional information regarding theatre and other closure expense.

NOTE 8 - INCOME TAXES

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	September 30, 2004	October 2, 2003
		(restated)
Federal statutory rate	35.0%	35.0%
Valuation allowance	18.1	8.6
State income taxes, net of federal tax benefit	6.2	6.1
Other, net	1.6	1.0
Effective tax rate	60.9%	50.7%

The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods.  As a consequence, permanent differences which are not deductible for federal income tax purposes and valuation allowances primarily on deferred tax assets in foreign tax jurisdictions and deferred tax assets on Marquee and Holdings serve to increase the effective federal income tax rate of 35%.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Company sponsors a non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Employees may become eligible for these benefits at retirement provided the employee is at least age 55 and has at least 15 years of credited service.

The Company made a minimum annual contribution of $1,541,000 to the defined benefit pension plan during the thirteen weeks ended July 1, 2004. The Company also made a discretionary contribution of $295,000 during the thirteen weeks ended September 30, 2004, which is expected to be the final contribution made to the plan during fiscal 2005.

The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

Net periodic benefit cost recognized for the three plans during the thirteen weeks ended September 30, 2004 and October 2, 2003 consists of the following (in thousands):

	Pension Benefits		Other Benefits
	September 30, 2004	October 2, 2003	September 30, 2004	October 2, 2003
Components of net periodic benefit cost:
Service cost	$ 793	$ 643	$ 152	$ 152
Interest cost	1,048	910	264	260
Expected return on plan assets	(830)	(746)	-	-
Recognized net actuarial loss	260	173	30	28
Amortization of unrecognized transition obligation	44	44	12	12
Amortization of prior service cost	24	24	7	7
Net periodic benefit cost	$ 1,339	$ 1,048	$ 465	$ 459

Net periodic benefit cost recognized for the three plans during the twenty-six weeks ended September 30, 2004 and October 2, 2003 consists of the following (in thousands):

	Pension Benefits		Other Benefits
	September 30, 2004	October 2, 2003	September 30, 2004	October 2, 2003
Components of net periodic benefit cost:
Service cost	$ 1,586	$ 1,287	$ 304	$ 303
Interest cost	2,096	1,820	528	521
Expected return on plan assets	(1,660)	(1,493)	-	-
Recognized net actuarial loss	520	346	59	56
Amortization of unrecognized transition obligation	88	88	25	25
Amortization of prior service cost	48	48	14	14
Net periodic benefit cost	$ 2,678	$ 2,096	$ 930	$ 919

NOTE 10 - OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30, 2004	October 2, 2003	September 30, 2004	October 2, 2003
Revenues		(restated)		(restated)
North American theatrical exhibition	$ 413,328	$391,347	$860,112	$825,687
International theatrical exhibition	36,143	33,156	65,845	56,694
NCN and other	18,935	16,550	36,579	34,789
Intersegment elimination	(6,506)	(4,406)	(12,003)	(8,674)
Total revenues	$ 461,900	$436,647	$950,533	$908,496
Segment Adjusted EBITDA
North American theatrical exhibition	$ 72,615	$ 65,436	$166,138	$146,870
International theatrical exhibition	1,571	2,481	1,039	574
NCN and other	1,999	1,757	3,238	3,407
Segment Adjusted EBITDA	$ 76,185	$ 69,674	$170,415	$150,851

A reconciliation of earnings (loss) from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 30, 2004	October 2, 2003	September 30, 2004	October 2, 2003
		(restated)		(restated)
Earnings (loss) from continuing operations before
income taxes	$ (6,308)	$ 10,388	$ 23,480	$ 31,679
Plus:
Interest expense	25,389	19,140	43,902	37,439
Depreciation and amortization	30,987	28,752	62,352	57,214
Preopening expense	548	389	981	1,431
Theatre and other closure expense	10,540	1,116	10,321	1,734
Disposition of assets and other gains	(100)	(1,956)	(2,395)	(1,956)
Investment income	(2,207)	(611)	(2,998)	(1,262)
General and administrative expense -unallocated:
Stock-based compensation	2,709	876	5,345	1,169
Other	14,627	11,580	29,427	23,403
Segment Adjusted EBITDA	$ 76,185	$ 69,674	$170,415	$ 150,851

Information about the Company's long-term assets by operating segment is as follows (in thousands):

	Twenty-six Weeks Ended
	September 30, 2004	October 2, 2003
Long-term Assets		(restated)
North American theatrical exhibition	$1,476,893	$1,425,230
International theatrical exhibition	147,439	142,031
NCN and other	14,544	27,203
Total segment long-term assets (1)	1,638,876	1,594,464
Construction in progress	16,423	34,935
Corporate	289,667	297,548
Accumulated depreciation-property	(804,601)	(709,793)
Accumulated amortization-intangible assets	(35,040)	(32,854)
Accumulated amortization-other long-term assets	(36,601)	(33,287)
Consolidated long-term assets, net	$1,068,724	$1,151,013

	Twenty-six Weeks Ended
	September 30, 2004	October 2, 2003
Long-term Assets, net of accumulated depreciation and amortization		(restated)
North American theatrical exhibition	$ 759,723	$ 799,555
International theatrical exhibition	65,049	68,129
NCN and other	2,128	15,094
Total segment long-term assets (1)	826,900	882,778
Construction in progress	16,423	34,935
Corporate	225,401	233,300
Consolidated long-term assets, net	$1,068,724	$1,151,013

(1)

Segment long-term assets are comprised of property, intangibles and goodwill.

	Twenty-six Weeks Ended
	September 30, 2004	October 2, 2003
Consolidated Balance Sheet		(restated)
Property, net	$ 771,758	$ 852,409
Intangible assets, net	21,909	26,854
Goodwill	71,727	60,698
Deferred income taxes	134,066	158,762
Other long-term assets	69,264	52,290
Consolidated long-term assets	$1,068,724	$1,151,013

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On July 22, 2004, the Company announced that its board of directors approved a definitive merger agreement pursuant to which the Company will be acquired by Marquee Holdings Inc., ("Holdings") an investment vehicle owned by J.P. Morgan Partners (BHCA) L.P. and certain other affiliated funds managed by J.P. Morgan Partners, LLC (collectively, “JPMP”) and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, “Apollo,” and together with JPMP, the “Sponsors”) and certain other co-investors.  The merger will be effected by the merger of Marquee Inc. (“Marquee”), a wholly owned subsidiary of Holdings, with and into the Company, with the Company being the surviving corporation. After the merger, the Company will be wholly owned by Holdings. The Sponsors, other co-investors and certain members of management will own all of the outst anding stock of Holdings following the transaction. The total value of the transaction on September 30, 2004 is approximately $2.0 billion (approximately $1.67 billion in cash consideration and the assumption of $748 million in debt less $378 million in cash and equivalents).

Under the terms of the merger agreement, if the merger agreement is terminated for any reason therein provided other than by reason of (i) a breach by Holdings, or its merger subsidiary, Marquee, or (ii) except as provided below, the failure to obtain stockholder approval at a meeting of the Company's stockholders called to consider the merger at which a vote on the merger is taken, the Company will be obligated to pay Holdings $10,000,000 to cover its expenses and up to $11,250,000 to cover commitment fees and the expenses of the lenders who have entered into commitments with respect to financing the transaction. Notwithstanding that the Company's stockholders do not approve the merger at a meeting called to consider the same at which a vote on the merger is taken, the Company will have to pay such amounts if either (x) certain other acquisition transactions occur before the stockholders' meeting or (y) an acquisition proposa l is publicly announced and not withdrawn prior to the vote at the stockholders' meeting and the Company recommends, enters into an agreement with respect to or consummates certain acquisition transactions relating to such acquisition proposal within nine months of such termination.

To finance the merger and related transactions, on August 28, 2004, Marquee issued $250,000,000 aggregate principal amount of Fixed Notes due 2012 and $205,000,000 aggregate principal amount of Floating Notes due 2010. Upon consummation of the merger, the Fixed Notes due 2012 and the Floating Notes due 2010 will become the Company's obligations. Following consummation of the merger, the Fixed Notes due 2012 and the Floating Notes due 2010 (i) will rank senior in right of payment to any of the Company's existing and future subordinated indebtedness, rank equally in right of payment with any of the Company's existing and future senior indebtedness and be effectively subordinated in right of payment to any of the Company's secured indebtedness and (ii) will be fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of the existing and future wholly-owned subsidiaries that is a guarantor or dire ct borrower under the other indebtedness of the Company.  The Fixed Notes due 2012 and the Floating Notes due 2010 will be structurally subordinated to all existing and future liabilities and preferred stock of the Company’s subsidiaries that do not guarantee the notes.

In addition, on August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of Discount Notes due 2014 for gross proceeds of $169,917,760. Holdings will contribute the net proceeds from the issuance of these Discount Notes due 2014 to the Company to fund a portion of the merger.  The Discount Notes due 2014 are senior in right of payment to all existing and future subordinated indebtedness of Holdings, rank equally in right of payment with all existing and future senior indebtedness of Holdings and are effectively subordinated in right of payment to any secured indebtedness of Holdings, including Holdings' guarantee of indebtedness under the amended credit facility (which is discussed below), to the extent of the value of the assets securing such indebtedness, and all liabilities and preferred stock of each of Holdings' subsidiaries.

Upon the consummation of the offerings of the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014 (collectively, the “senior notes”) on August 18, 2004, the gross proceeds of the senior notes, together with additional amounts (provided through letters of credit as described below), were deposited in separate escrow accounts pursuant to the terms of separate escrow agreements. Under the terms of the escrow agreements, if the merger is not consummated upon the earlier to occur of (i) January 31, 2005 or (ii) the date the merger agreement is terminated, the Company will be required to redeem all of the outstanding senior notes at a redemption price in cash equal to 100.0% of the principal amount of the notes (accreted value in the case of the Discount Notes due 2014), plus accrued and unpaid interest, if any, to, but excluding, the redemption date.  On August 18, 2004, the Company also issued letters of credits for the benefit of the holders of the senior notes in an aggregate amount which, together with the funds held in the escrow account, are sufficient to pay the redemption price of 100% including accrued interest to February 2, 2005 (the second business day after the latest termination date for release of escrowed proceeds).  The Company believes the amount required under the letters of credit will not exceed $25,231,795.  If the merger is consummated, any interest earned on the escrowed funds will be released to the Company following release of the escrowed funds.

Concurrently with the consummation of the merger, the Company anticipates that it will enter into an amendment to its existing $175,000,000 credit facility which matures in April 2009.  The Company refers to this amended facility as the “amended credit facility.” The amended credit facility may be used to, among other things, finance up to $20,000,000 of fees and expenses on the closing date of the merger.

The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at our option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100.000% of the principal amount thereof on or after August 15, 2010.  The Floating Notes due 2010 bear interest at a rate per annum, reset quarterly, equal to 4 1/4% plus the three-month LIBOR interest rate, and the interest rate is currently 5.91% per annum for the quarterly period ending November 14, 2004. Interest on the Floating Notes due 2010 is payable quarterly on February 15, May 15, August 15 and November 15, commencing November 15, 2004. The Floating Notes due 2010 are redeemable, in whole or in part, on or after August 15, 2006 at 103.000% of the princ ipal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009.

Prior to August 15, 2009, unless Holdings elects to pay cash interest, the interest on the Discount Notes due 2014 accretes from the date of issuance until August 15, 2009 at the rate of 12% per annum, compounded semiannually. Thereafter, interest on the Discount Notes due 2014 accrues and is payable in cash semiannually on each February 15 and August 15, commencing on February 15, 2010, at a rate of 12% per annum. On any interest payment date prior to February 15, 2010, Holdings may elect to commence paying cash interest, in which case Holdings will be obligated to pay cash interest on each subsequent interest payment date, the Discount Notes due 2014 will cease to accrete after such interest payment date and the outstanding principal amount at the maturity of each note will be equal to the accreted value of such note as of such interest payment date. Holdings may redeem some or all of the Discou nt Notes due 2014 on or after August 15, 2009 at 106.000% of the principal amount at maturity thereof, declining ratably to 100.000% of the principal amount at maturity thereof on or after August 15, 2012.

Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness other than through any dividends it may receive from us. The Company, however, is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, Floating Notes due 2010, its 9 1/2% senior subordinated notes due 2011 (“Notes due 2011”), its 9 7/8% senior subordinated notes due 2012 and its 8% senior subordinated Notes due 2014. The Company has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral to secure Holdings' indebtedness.

The senior notes have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration.  There are registration rights agreements for the benefit of the senior notes which, among other matters, will require the Company to file one or more registration statements with respect to a registered offer to exchange the senior notes for new notes having terms identical in all material respects to the senior notes (except that the new notes will not contain terms with respect to transfer restrictions) within 90 days after consummation of the merger, to cause the registration statement to become effective within 180 days of consummation of the merger and to keep the exchange offer open for not less than 30 nor more than 45 days thereafter. If the Company does not meet these undertakings on or before the dates required or certain other registr ation defaults occur, the notes and the new notes will bear additional interest at a rate of $0.192 per week per $1,000 principal amount of the notes until all registration defaults are cured.

Additionally, the indentures governing the senior notes contain covenants that, among other things, will restrict the ability of the Company or Holdings (as the case may be) and the ability of its subsidiaries (other than unrestricted subsidiaries) to incur additional indebtedness, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, incur liens, enter into transactions between affiliates or consolidate, merge or sell all or substantially all of its assets, other than in certain transactions between one or more of its wholly-owned subsidiaries and the Company or Holdings (as the case may be).  The indentures also require that upon a change of control (as defined in each indenture), the Company or Holdings (as the case may be) make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount (or accreted value in the case of the Discount Notes due 2014) thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

The merger may constitute a "change of control" under the Company's Notes due 2011, which will allow the holders of those notes to require the Company to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. The Company has obtained a financing commitment, subject to customary conditions, from JPMorgan Chase Bank or affiliates thereof and Citicorp North America, Inc. (the "Lenders") in the amount of $220,000,000 to finance any such repurchase. The maturity of the financing would be eight years from the issuance date of the senior notes.  The terms of a financing pursuant to the financing commitment would contain customary restrictions, including limiting the Company's ability to incur indebtedness or liens, pay dividends, redeem capital stock, make certain investments and sell substantially all of the Company's and its subsidia ries' assets. The Company would be required to redeem the debt under the financing commitment from the net proceeds of the sale of any assets outside the ordinary course of business, the incurrence of any debt (other than debt permitted under the Company's amended credit facility), which may be secured, and the issuance of any equity, subject to customary exceptions and thresholds.  The Company would be able, at its option, to repay any outstanding loans under the financing commitment at any time at the principal amount thereof plus accrued and unpaid interest.

The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that the Company's stadium-style theatres violate the ADA and related regulations. The Department alleges that the Company has failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line of sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of the Company's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. The Company filed a request for interlocutory appeal on January 23, 2003. The trial court denied the Company's request but postponed any further line of sight proceedings pending the Ninth Circuit and eventually the United States Supreme Court's ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Rega l Cinemas, Inc. In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court. On June 28, 2004, the Supreme Court denied certiorari in the Regal case. Accordingly, the Company is preparing for the remedies phase of the litigation and has renewed settlement discussions with the Department.  The trial court has scheduled a status conference for November 15, 2004.

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

On December 5, 2003 a consent order and final judgment on non-line of sight issues was entered by the U.S. District Court for the Central District of California. The consent order and final judgment resolves matters regarding the non-line of sight aspects of the case. Under the terms of the consent order and final judgment, the Company has agreed to remedy certain violations at twelve of its stadium-style theatres surveyed by the Department. Additionally, the Company agreed to survey and make similar improvements at 101 stadium-style theatres across the country and at certain theatres we may open or acquire in the future. The Company estimates that the cost of these betterments will be $21.0 million, which is expected to be incurred over the term of the consent order of five years. The estimate is based on the improvements at the twelve theatres surveyed by the Department. The actual cost of betterments may vary base d on the results of surveys of the remaining theatres.

Litigation Related to the Merger.      On July 22, 2004, two lawsuits purporting to be class actions were filed in the Court of Chancery of the State of Delaware, one naming the Company, the Company's directors, Apollo Management and certain entities affiliated with Apollo as defendants and the other naming the Company, the Company's directors, Apollo Management and Holdings as defendants.  Those actions were consolidated on August 17, 2004.  The plaintiffs in the consolidated action filed an amended complaint in the Chancery Court on October 22, 2004 and moved for expedited proceedings on October 29, 2004.

On July 23, 2004, three more lawsuits purporting to be class actions were filed in the Circuit Court of Jackson County, Missouri, each naming the Company and the Company's directors as defendants.  These lawsuits were consolidated on September 27, 2004.  The plaintiffs in the consolidated action filed an amended complaint in the Circuit court of Jackson County on October 29, 2004.  The Company filed a motion to stay the case in deference to the prior-filed Delaware action and separate motion to dismiss the case in the alternative on November 1, 2004.

In both the Delaware action and the Missouri action, the plaintiffs generally allege that the individual defendants breached their fiduciary duties by agreeing to the merger, that the transaction is unfair to the minority stockholders of the Company, that the merger consideration is inadequate and that the defendants pursued their own interests at the expense of the stockholders.  The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the merger and related transactions.  The Company believes these lawsuits are without merit and does not expect such lawsuits to have a material adverse effect on the Company or the consummation of the merger or to give rise to a breach of any of the Company's representations and warranties contained in the merger agreement.

Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court, Case No: 03CC00429. On September 26, 2003, plaintiff filed this suit as a purported class action on behalf of himself and other current and former "senior managers", "salary operations managers" and persons holding similar positions who claim that they were improperly classified by the Company as exempt employees over the prior four years. Plaintiff alleges violations of the California Labor Code and unfair business practices and seeks (i) overtime pay, (ii) pay for meal and rest periods, (iii) statutory penalties, including (a) penalties of up to $100 per underpaid employee per pay period in which he or she was underpaid or any other violation and (b) waiting time penalties of up to 30 days wages for former employees, (iv) prejudgment interest, (v)  ;attorneys fees and (vi) costs. Plaintiff also seeks declaratory and injunctive relief.

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

American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). The Company is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres. The Company currently estimates its claim for repair costs at these theatres will aggregate approximately $34,300,000, of which it has expended approximately $24,900,000 through the end of fiscal 2004. The remainder is for projected costs of repairs yet to be performed. The Company also is seeking additional da mages for lost profits, interest and legal and other expenses incurred. Certain parties to the Missouri litigation have filed counterclaims against the Company, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. The Company currently estimates that its claim against Ammon is for approximately $6,000,000. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity. On May 18, 2004 the Company received additional settlement payments of $2,310,000 from various parties in connection with this matter bringing the aggregate amount received in settlements to $3,235,000.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB published a revision to SFAS No. 132R Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remained in effect until the provisions of SFAS No. 132R were adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003. Adoption of SFAS No. 132R did not have a material impact on the Company's consolidated financial position, res ults of operations or cash flows.

On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the di rect effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company's results of operations, financial position and financial statement disclosure. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a postretirement benefit plan which will benefit from the subsidy, which the Company is required to adopt after its valuation repor t is issued during the fourth quarter of fiscal 2005. Adoption of FSP106-2 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

The Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FAS 128", ("Issue 03-6") at its March 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participatio n rights in undistributed earnings. The Company adopted the provisions of Issue 03-6 during the first quarter of fiscal 2005. Adoption of Issue 03-6 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Annual Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the cost and availability of films and the performance of films licensed by us; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) the ability to sub-lease vacant retail space; (vii) domestic and international political, social and economic conditions; (viii) demographic changes; (ix) increases in the demand for real estate; (x) changes in real estate, zoning and tax laws; (xi) unforeseen changes in operating requ irements; (xii) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations; (xiii) results of significant litigation and (xiv) our ability to obtain regulatory approvals for the proposed merger. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

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

Overview

We are one of the world's leading theatrical exhibition companies. As of September 30, 2004, we operated 230 theatres with a total of 3,548 screens, with 93%, or 3,310, of our screens in North America, and 7%, or 238, of our screens in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom.

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

We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through September 30, 2004, we added 113 theatres with 2,375 new screens, acquired 80 theatres with 786 screens and disposed of 195 theatres with 1,243 screens. As of September 30, 2004, approximately 74%, or 2,629, of our screens were located in megaplex theatres.

On July 22, 2004, we announced that our board of directors approved a definitive merger agreement pursuant to which we will be acquired by Marquee Holdings Inc. ("Holdings"), an investment vehicle owned by certain affiliates of J.P. Morgan Partners (BHCA) L.P. and certain other affiliated funds managed by J.P. Morgan Partners, LLC (collectively, “JPMP”) and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, “Apollo,” and together with JPMP, the “Sponsors”) and certain other co-investors.  The merger will be effected by the merger of Marquee Inc. ("Marquee"), a wholly owned subsidiary of Holdings with and into AMCE with AMCE being the surviving corporation. After the merger, we will be wholly owned by Holdings. The Sponsors, other co-investors and certain members of mana gement will own all of the outstanding stock of Holdings following the transaction. The total value of the transaction on September 30, 2004 is approximately $2.0 billion (approximately $1.67 billion in cash consideration and the assumption of $748 million in debt less $378 million in cash and equivalents).

Operating Results

Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s North American and International theatrical exhibition operations and NCN and other businesses.  Reference is made to Note 10 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
September 30, 2004		October 2, 2003	% Change	September 30, 2004	October 2, 2003	% Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues
North American theatrical exhibition
Admissions	$290,331	$ 274,113	5.9%	$ 600,299	$ 576,939	4.0%
Concessions	109,224	105,797	3.2	232,257	225,816	2.9
Other theatre	13,773	11,437	20.4	27,556	22,932	20.2
	413,328	391,347	5.6	860,112	825,687	4.2
International theatrical exhibition
Admissions	27,445	25,740	6.6	50,329	44,077	14.2
Concessions	7,351	6,289	16.9	12,993	10,567	23.0
Other theatre	1,347	1,127	19.5	2,523	2,050	23.1
	36,143	33,156	9.0	65,845	56,694	16.1
NCN and other	12,429	12,144	2.3	24,576	26,115	(5.9)
Total revenues	$461,900	$ 436,647	5.8%	$ 950,533	$ 908,496	4.6%
Cost of Operations
North American theatrical exhibition
Film exhibition costs	$154,554	$ 147,993	4.4%	$ 322,525	$ 316,538	1.9%
Concession costs	11,521	11,046	4.3	25,689	24,442	5.1
Theatre operating expense	100,802	97,119	3.8	198,037	197,994	-
Rent	73,836	69,753	5.9	147,723	139,843	5.6
Preopening expense	548	224	*	981	1,117	(12.2)
Theatre and other closure expense	10,540	891	*	10,321	1,394	*
	351,801	327,026	7.6	705,276	681,328	3.5
International theatrical exhibition
Film exhibition costs	14,913	13,995	6.6	26,822	23,410	14.6
Concession costs	1,641	1,430	14.8	2,922	2,368	23.4
Theatre operating expense	8,437	6,779	24.5	16,090	13,699	17.5
Rent	9,581	8,471	13.1	18,972	16,643	14.0
Preopening expense	-	165	*	-	314	*
	34,572	30,840	12.1	64,806	56,434	14.8
NCN and other	10,430	10,387	0.4	21,338	22,708	(6.0)
Theatre and other closure expense
(NCN and other)	-	225	*	-	340	*
General and administrative expense:
Stock-based compensation	2,709	876	*	5,345	1,169	*
Other	14,627	11,580	26.3	29,427	23,403	25.7
Depreciation and amortization	30,987	28,752	7.8	62,352	57,214	9.0
Disposition of assets and other gains	(100)	(1,956)	(94.9)	(2,395)	(1,956)	22.4
Total costs and expenses	$445,026	$ 407,730	9.1%	$ 886,149	$ 840,640	5.4%

*Percentage change in excess of 100%.

Thirteen Weeks Ended September 30, 2004 and October 2, 2003

Revenues.  Total revenues increased 5.8%, or $25,253,000, during the thirteen weeks ended September 30, 2004 compared to the thirteen weeks ended October 2, 2003.

North American theatrical exhibition revenues increased 5.6%. Admissions revenues increased 5.9% due to a 6.0% increase in average ticket price, partially offset by a 0.1% decrease in attendance. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. We opened 6 theatres with 100 screens, acquired three theatres with 48 screens and closed 12 theatres with 93 screens since October 2, 2003. Attendance at comparable theatres (theatres opened before the second quarter of fiscal 2004) decreased by 2.7%. Concessions revenues increased 3.2% due to a 3.3% increase in average concessions per patron related to price increases and an increase in units sold per patron, partially offset by the decrease in attendance.

International theatrical exhibition revenues increased 9.0%. Admissions revenues increased 6.6% due to a 4.9% increase in attendance and a 1.6% increase in average ticket price due primarily to the weaker U.S. dollar. Attendance at comparable theatres increased 2.2%, primarily in Europe due to popularity of film product. We opened one theatre with 12 screens in the United Kingdom since October 2, 2003. Concession revenues increased 16.9% due to an 11.4% increase in concessions per patron due primarily to the weaker U.S. dollar and the increase in attendance.  Concessions per patron increased primarily due to the weaker U.S. dollar. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Revenues from NCN and other increased 2.3% or $285,000.

Costs and expenses.  Total costs and expenses increased 9.1% or $37,296,000, during the thirteen weeks ended September 30, 2004 compared to the thirteen weeks ended October 2, 2003.

North American theatrical exhibition costs and expenses increased 7.6%. Film exhibition costs increased 4.4% due to increased admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.2% in the current period as compared with 54.0% in the prior period due to improved film rental terms. Concession costs increased 4.3% due to the increase in concessions revenues and an increase in concessions costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 10.5% in the current period compared with 10.4% in the prior period. Theatre operating expense increased 3.8% due primarily to an increase in casualty insurance expense and property tax expense.  As a percentage of revenues, theatre operating expense was 24.4% in the current period as compared to 24.8% in th e prior period. Rent expense increased 5.9% due to the opening and acquisition of new theatres since October 2, 2003 and the sale and leaseback of the real estate assets associated with three theatres for proceeds of $63,911,000 on March 30, 2004. During the thirteen weeks ended September 30, 2004, we recognized $10,540,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens.  During the thirteen weeks ended October 2, 2003, we recognized $891,000 of theatre and other closure expense related primarily to the closure of one theatre with six screens.

International theatrical exhibition costs and expenses increased 12.1%. Film exhibition costs increased 6.6% due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 54.3% in the current period as compared with 54.4% in the prior period. Concession costs increased 14.8% due to the increase in concession revenues. Theatre operating expense increased 24.5% and rent expense increased 13.1%. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlyi ng lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Costs and expenses from NCN and other increased 0.4% due primarily to increased costs associated with increased revenues.

General and Administrative Expense:

Stock-based Compensation.  Stock-based compensation increased $1,833,000, during the thirteen weeks ended September 30, 2004 compared to the thirteen weeks ended October 2, 2003.  The current period reflects thirteen weeks of expense based upon a larger grant than the prior period. The prior period reflects expense from the plan approval date, September 18, 2003 through October 2, 2003.

Other.  Other general and administrative expense increased 26.3%, or $3,047,000, primarily due to $3,056,000 of costs incurred in connection with the pending merger transaction

Depreciation and Amortization.  Depreciation and amortization increased 7.8%, or $2,235,000, due primarily to depreciation at new theatres and depreciation at comparable theatres where the economic lives of certain assets were revised to reflect a change in management's best estimate of their economic lives, partially offset by decreased amortization of intangible assets at comparable theatres where certain intangible assets became fully amortized.

Disposition of Assets and Other Gains.  Disposition of assets and other gains were $100,000 in the current period. The current period includes a $111,000 settlement received from a construction contractor related to one Canadian theatre.  The prior period includes a $1,556,000 gain on the disposition of one theatre and a $400,000 settlement received related to various fireproofing claims at one theatre  (See Part II Item 1. Legal Proceedings of this Form 10-Q.)

Interest Expense.  Interest expense increased 32.6%, or $6,249,000, primarily due to increased borrowings related to the pending merger transaction.  In association with the pending merger transaction, two merger entities were formed, Marquee and Holdings Inc.  Because we are the primary beneficiary of the two merger entities, which are considered variable interest entities as defined in FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, we were required to consolidate their operations and financial position into our financial statements as of and for the period ended September 30, 2004.

On August 18, 2004, Marquee Inc. issued $250,000,000 of 8 5/8% senior unsecured fixed rate notes due 2012 ("Fixed Notes due 2012") and $205,000,000 of senior unsecured floating rate notes due 2010 ("Floating Notes due 2010"),  the interest rate of which is currently 5.91% per annum.  On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760.  As of September 30, 2004, interest expense of $4,295,000 related to the Fixed Notes due 2012 and Floating Notes due 2010 and interest expense of $2,429,000 related to the Discount Notes due 2014, is included within interest expense in our consolidated statements of operations.

On February 24, 2004, we sold $300,000,000 aggregate principal amount of 8% senior subordinated notes due 2014 (the "Notes due 2014"). We used the net proceeds (approximately $294,000,000) to redeem our 9 1/2% Senior Subordinated Notes due 2009 (the "Notes due 2009")and a portion of our 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011"). On March 25, 2004, we redeemed $200,000,000 of our Notes due 2009 and $83,406,000 of our Notes due 2011.

Investment Income.  Upon consummation of the offering of the Fixed Notes due 2012, the Floating Notes due 2010 and Discount Notes due 2014, the proceeds of the notes were placed into separate escrow accounts pending the satisfaction of certain conditions and consummation of the merger pursuant to the terms of the escrow agreements.  See Note 11 to the Consolidated Financial Statements.  Investment income increased $1,596,000 from $611,000 during the thirteen weeks ended October 2, 2003 to $2,207,000 during the thirteen weeks ended September 30, 2004.  The increase is primarily due to $894,000 of interest income from Marquee and Holdings and due to increased interest income resulting from increased cash available for investment during the current period as compared with the prior period.

Income Tax Provision.  The provision for income taxes from continuing operations was $400,000 in the current period compared to $5,530,000 in the prior period.

Loss From Discontinued Operations, Net.  On December 4, 2003 we sold one theatre in Sweden with 18 screens. The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

Loss for Shares of Common Stock.  Loss for shares of common stock increased during the thirteen weeks ended September 30, 2004 to a loss of $12,369,000 from a loss of $5,064,000 in the prior period.  Basic and diluted loss from continuing operations per share of common stock was $0.33 compared to $0.13 in the prior period.  Basic and diluted loss per share of common stock was $0.33 compared to $0.14 in the prior period. Cash dividends of $5,156,000 and accretion of $505,000 were recorded during the current period. Preferred Stock dividends of 4,883 shares of Preferred Stock valued at $9,662,000 were recorded during the prior period.

Twenty-six Weeks Ended September 30, 2004 and October 2, 2003

Revenues.  Total revenues increased 4.6%, or $42,037,000, during the twenty-six weeks ended September 30, 2004 compared to the twenty-six weeks ended October 2, 2003.

North American theatrical exhibition revenues increased 4.2%. Admissions revenues increased 4.0% due to a 4.8% increase in average ticket price, partially offset by a 0.7% decrease in attendance. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket price and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. We opened 6 theatres with 100 screens, acquired three theatres with 48 screens and closed 12 theatres with 93 screens since October 2, 2003. Attendance at comparable theatres (theatres opened before the first quarter of fiscal 2004) decreased by 3.7%. Concessions revenues increased 2.9% due to a 3.6% increase in average concessions per patron related to price increases and an increase in units sold per patron, partially offset by the decrease in attendance.

International theatrical exhibition revenues increased 16.1%. Admissions revenues increased 14.2% due to a 9.5% increase in attendance and a 4.3% increase in average ticket price due primarily to the weaker U.S. dollar. Attendance at comparable theatres increased 6.4%, due to popularity of film product. We opened one theatre with 12 screens in the United Kingdom since October 2, 2003. Concession revenues increased 23.0% due to a 12.3% increase in concessions per patron and the increase in attendance.  Concessions per patron increased primarily due to the weaker U.S. dollar. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated earnings from continuing operations.

Revenues from NCN and other decreased 5.9% due to a decrease in advertising revenues resulting from a reduction in screens served by NCN. This decline resulted from an initiative to improve profitability by eliminating marginally profitable contracts with certain theatre circuits.

Costs and expenses.  Total costs and expenses increased 5.4%, or $45,509,000, during the twenty-six weeks ended September 30, 2004 compared to the twenty-six weeks ended October 2, 2003.

North American theatrical exhibition costs and expenses increased 3.5%. Film exhibition costs increased 1.9% due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.7% in the current period as compared with 54.9% in the prior period due to improved film rental terms. Concession costs increased 5.1% due to the increase in concessions revenues and an increase in concessions costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 11.1% in the current period compared with 10.8% in the prior period. As a percentage of revenues, theatre operating expense was 23.0% in the current period as compared to 24.0% in the prior period. Rent expense increased 5.6% due to the opening and acquisition of new theatres since October 2, 2003 and the s ale and leaseback of the real estate assets associated with three theatres for proceeds of $63,911,000 on March 30, 2004. During the twenty-six weeks ended September 30, 2004, we recognized $10,321,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens. During the twenty-six weeks ended October 2, 2003, we recognized $1,394,000 of theatre and other closure expense related primarily to a payment to a landlord to terminate a lease on a theatre closed during the period (See Note 7 to the Consolidated Financial Statements.

International theatrical exhibition costs and expenses increased 14.8%. Film exhibition costs increased 14.6% due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.3% in the current period as compared with 53.1% in the prior period. Concession costs increased 23.4% due to the increase in concession revenues. Theatre operating expense increased 17.5% and rent expense increased 14.0%. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreem ents. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated earnings from continuing operations.

Costs and expenses from NCN and other decreased 6.0% due primarily to the reduction of overhead costs associated with the integration of NCN's administrative functions into our home office location and decreased revenues.

General and Administrative Expense:

Stock-based Compensation.  Stock-based compensation increased $4,176,000, during the twenty-six weeks ended September 30, 2004 compared to the twenty-six weeks ended October 2, 2003.  The current period reflects twenty-six weeks of expense based upon a larger grant than the prior period.  The prior period reflects expense from the Plan approval date, September 18, 2003 through October 2, 2003.  We expect to recognize additional expense of $5,417,000 over the service period in 2005, related to deferred stock units, based on our expectation that the specific performance measures for fiscal 2005 will be met and the discretionary awards will be made.

Other.  Other general and administrative expense increased 25.7%, or $6,024,000, primarily due to $3,843,000 of costs incurred in connection with the pending merger transaction and a $768,000 increase in expense related to deferred cash awards granted during the current period under the 2003 LTIP.

Depreciation and Amortization.  Depreciation and amortization increased 9.0%, or $5,138,000, due primarily to depreciation at new theatres and depreciation at comparable theatres where the economic lives of certain assets were revised to reflect a change in management's best estimate of their economic lives, partially offset by decreased amortization of intangible assets at comparable theatres where certain assets became fully amortized.

Disposition of Assets and Other Gains.  Disposition of assets and other gains were $2,395,000 in the current period. The current period includes a $2,310,000 settlement received related to fireproofing claims at various theatres (see Part II Item 1. Legal Proceedings), and a $111,000 settlement received from a construction contractor related to one Canadian theatre.  The prior period includes a $1,556,000 gain on disposition of one theatre and a $400,000 settlement received related to various fireproofing claims at one theatre.

Interest Expense.  Interest expense increased 17.3%, or $6,463,000 primarily due to increased borrowings related to the pending merger transaction.  In association with the pending merger transaction, two merger entities were formed, Marquee and Holdings.  Because we are the primary beneficiary of the two merger entities, which are considered variable interest entities as defined in FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, we were required to consolidate their results of operations and financial position into our financial statements as of and for the period ended September 30, 2004.

On August 18, 2004, Marquee issued $250,000,000 of its Fixed Notes due 2012 and $205,000,000 of its Floating Notes due 2010, the interest rate of which is currently 5.91% per annum for the quarterly period ending November 14, 2004.  On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 for gross proceeds of $169,917,760.  As of September 30, 2004, interest expense of $4,295,000 related to the Fixed Notes due 2012 and Floating Notes due 2010 and interest expense of $2,429,000 related to the Discount Notes due 2014 is included within interest expense on our consolidated statements of operations.

On February 24, 2004, we sold $300,000,000 aggregate principal amount of our Notes due 2014. We used the net proceeds (approximately $294,000,000) to redeem our Notes due 2009 and a portion of our Notes due 2011. On March 25, 2004, we redeemed $200,000,000 of our Notes due 2009 and $83,406,000 of our Notes due 2011.

Investment Income.  Investment income increased $1,736,000 from $1,262,000 during the twenty-six weeks ended October 2, 2003 to $2,998,000 during the twenty-six weeks ended September 30, 2004.  The increase is primarily due to $894,000 of interest income from Marquee and Holdings and due to increased interest income resulting from increased cash available for investment during the current period as compared with the prior period.

Income Tax Provision.  The provision for income taxes from continuing operations was $14,300,000 in the current period compared to $16,000,000 in the prior period.  See Note 8 to the Consolidated Financial Statements.

Loss From Discontinued Operations, Net.  On December 4, 2003 we sold one theatre in Sweden with 18 screens. The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

Loss for Shares of Common Stock.  Loss for shares of common stock increased during the twenty-six weeks ended September 30, 2004 to a loss of $3,540,000 from a loss of $2,364,000 in the prior period.  Basic and diluted loss from continuing operations per share of common stock was $0.10 compared to $0.05 in the prior period.  Basic and diluted loss per share of common stock was $0.10 compared to $0.06 in the prior period.  Preferred Stock dividends of 1,023 shares of Preferred Stock valued at $2,362,000 for the period from April 1, 2004 to April 19, 2004, cash dividends of $9,349,000 for the period from April 19, 2004 through September 30, 2004 and accretion of $1,009,000 for the twenty-six weeks ended September 30, 2004 were recorded during the current period. Preferred Stock dividends of 9,685 shares of Preferred Stock valued at $17,453,000 were recorded during the prior period.

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

In association with the pending merger transaction, two merger entities were formed, Marquee Inc. and Marquee Holdings Inc.  Because we are the primary beneficiary of the two merger entities, which are considered variable interest entities as defined in FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, we were required to consolidate their operations and financial position into our financial statements as of and for the period ended September 30, 2004.  As a result, our current maturities of corporate borrowings and capital and financing lease obligations include $627,318,000 of their indebtedness and restricted cash includes $625,312,000 of their restricted cash at September 30, 2004.

On August 18, 2004, Marquee issued $250,000,000 of its Fixed Notes due 2012 and $205,000,000 of its Floating Notes due 2010, the interest rate of which is currently 5.91% per annum for the quarterly period ending November 14, 2004.  On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 for gross proceeds of $169,917,760.  For the thirteen and twenty-six weeks ended September 30, 2004, interest expense of $4,295,000 related to the Fixed Notes due 2012 and Floating Notes 2010 and interest expense of $2,429,000 related to the Discount Notes due 2014, is included within interest expense in our consolidated statements of operations.

Cash flows from operating activities, as reflected in the Consolidated Statements of Cash Flows, were $75,464,000 and $57,556,000 during the twenty-six weeks ended September 30, 2004 and October 2, 2003, respectively.  The increase in operating cash flows during the twenty-six weeks ended September 30, 2004 is primarily due to increases in non-cash expenses included in earnings before income taxes.  We had working capital as of September 30, 2004 and April 1, 2004 of $148,816,000 and $137,237,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $137,000,000 and $163,000,000 available on our credit facility to meet these obligations as of September 30, 2004 and April 1, 2004, respectively.

During the twenty-six weeks ended September 30, 2004 and October 2, 2003, we incurred cash outflows for investing activities of $673,583,000 and $50,424,000, respectively.  Cash outflows for investing activities for the twenty-six weeks ended September 30, 2004 includes cash outflow of $625,812,000 related to an increase in restricted cash, resulting from issuance of debt by Marquee and Holdings.  Cash outflows for investing activities include capital expenditures of $51,913,000 and $43,274,000 during the twenty-six weeks ended September 30, 2004 and October 2, 2003, respectively. As of September 30, 2004, we had construction in progress of $16,423,000. We had 10 theatres in North America with a total of 162 screens under construction as of September 30, 2004.  We expect that our gross capital expenditures in fiscal 2005 will be approximately $115,000,000 and our proceeds from sale/leasebacks will be a pproximately $40,000,000.

Cash flows from financing activities, as reflected in the Consolidated Statements of Cash Flows, were cash inflows of $642,842,000 for the twenty-six weeks ended September 30, 2004 and cash outflows of $8,983,000 for the twenty-six weeks ended October 2, 2003.  Cash flows from financing activities for the twenty-six weeks ended September 30, 2004 include $624,918,000 of proceeds related to the issuance of notes to finance the pending merger transaction.

We continue to expand our North American and international theatre circuits.  During fiscal 2005, we opened two theatres with 32 screens and closed four theatres with 28 screens resulting in a circuit total of 230 theatres and 3,548 screens as of September 30, 2004.

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

On December 19, 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. ("MegaStar") for a cash purchase price of $14,950,000. In connection with the acquisition, we assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating and have been built since 2000. As of September 30, 2004, $1,429,000 of the estimated total purchase price was unpaid.

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 1, 2004 for certain additional information about our credit facility and our notes due 2011, 9 7/8% senior subordinated notes due 2012 (the "Notes due 2012"), Notes due 2014 and our Preferred Stock.

The total commitment under our credit facility is $175,000,000, but the credit facility contains covenants that limit our ability to incur debt (whether under the credit facility or from other sources). The credit facility terminates April 9, 2009. As of September 30, 2004, we were in compliance with all financial covenants relating to the credit facility, the Notes due 2011, the Notes due 2012 and the Notes due 2014.

The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012 and Notes due 2014). Under the indenture relating to the Notes due 2012 and Notes due 2014, the most restrictive of the indentures, we could borrow approximately $693,000,000 as of September 30, 2004 in addition to permitted indebtedness (assuming an interest rate of 9% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts b orrowed under the credit facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indenture relating to the Notes due 2011, Notes due 2012 and Notes due 2014.

The indentures relating to the notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Notes due 2011, Notes due 2012 and Notes due 2014 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. For additional information relating to covenants contained in the indentures governing the notes, see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2004.

We believe that cash generated from operations, existing cash and equivalents and restricted cash will be sufficient to fund operations and planned capital expenditures and potential acquisitions including the proposed merger for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes.

Proposed Merger

On July 22, 2004, we announced that our board of directors approved a definitive merger agreement pursuant to which we will be acquired by Marquee Holdings Inc. ("Holdings"), an investment vehicle owned by the Sponsors and certain other co-investors.  The merger will be effected by the merger of Marquee Inc. (“Marquee”), a wholly owned subsidiary of Holdings , with and into us, and we will be the surviving corporation.  After the merger, we will be wholly owned by Holdings. The Sponsors, other co-investors and certain members of management will own all of the outstanding stock of Holdings following the transaction. The total value of the transaction on September 30, 2004 is approximately $2.0 billion (approximately $1.67 billion in cash consideration and the assumption of $748 million in debt less $378 million in cash and equivalents).

Under the terms of the merger agreement, if the merger agreement is terminated for any reason therein provided other than by reason of (i) a breach by Holdings or its merger subsidiary, Marquee, or (ii) except as provided below, the failure to obtain stockholder approval at a meeting of our stockholders called to consider the merger at which a vote on the merger is taken, we will be obligated to pay Holdings $10,000,000 to cover its expenses and up to $11,250,000 to cover commitment fees and the expenses of the lenders who have entered into commitments with respect to financing the transaction. Notwithstanding that our stockholders do not approve the merger at a meeting called to consider the same at which a vote on the merger is taken, we will have to pay such amounts if either (x) certain other acquisition transactions occur before the stockholders' meeting or (y) an acquisition proposal is publicly announced and not withdra wn prior to the vote at the stockholders' meeting and we recommend, enter into an agreement with respect to or consummate certain acquisition transactions relating to such acquisition proposal within nine months of such termination.

To finance the merger and related transactions, on August 18, 2004, Marquee issued $250,000,000 aggregate principal amount of its Fixed Notes due 2012 and $205,000,000 aggregate principal amount of its Floating Notes due 2010. Upon consummation of the merger, the Fixed Notes due 2012 and the Floating Notes due 2010 will become our obligations. Following consummation of the merger, the Fixed Notes due 2012 and the Floating Notes due 2010 (i) will rank senior in right of payment to any of our existing and future subordinated indebtedness, rank equally in right of payment with any of our existing and future senior indebtedness and be effectively subordinated in right of payment to any of our secured indebtedness and (ii) will be fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of the existing and future wholly-owned subsidiaries that is a guarantor or direct borrower under our other inde btedness.  The Fixed Notes due 2012 and the Floating Notes due 2010 will be structurally subordinated to all existing and future liabilities and preferred stock of our subsidiaries that do not guarantee the notes.

In addition, on August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of its Discount Notes due 2014 for gross proceeds of $169,917,760. Holdings will contribute the net proceeds from the issuance of these Discount Notes due 2014 to us to fund a portion of the merger.

The Discount Notes due 2014 are senior in right of payment to all existing and future subordinated indebtedness of Holdings, rank equally in right of payment with all existing and future senior indebtedness of Holdings and are effectively subordinated in right of payment to any secured indebtedness of Holdings, including Holdings' guarantee of indebtedness under the amended credit facility (which is discussed below), to the extent of the value of the assets securing such indebtedness, and all liabilities and preferred stock of each of Holdings' subsidiaries.

Upon the consummation of the offerings of the Fixed Notes due 2012, the Floating Notes due 2010 and the Discount Notes due 2014 (collectively, the “senior notes”) on August 18, 2004, the gross proceeds of the senior notes, together with additional amounts (provided through letters of credit as described below), were deposited in separate escrow accounts pursuant to the terms of separate escrow agreements. Under the terms of the escrow agreements, if the merger is not consummated upon the earlier to occur of (i) January 31, 2005 or (ii) the date the merger agreement is terminated, we will be required to redeem all of the outstanding senior notes at a redemption price in cash equal to 100.0% of the principal amount of the notes (accreted value in the case of the Discount Notes due 2014), plus accrued and unpaid interest, if any, to, but excluding, the redemption date.  On August 18, 2004, we also issued lette rs of credits for the benefit of the holders of the senior notes in an aggregate amount which, together with the funds held in the escrow account, are sufficient to pay the redemption price including accrued interest to February 2, 2005 (the second business day after the latest termination date for release of escrowed proceeds).  We believe the amount required under the letters of credit will not exceed $25,231,795.  If the merger is consummated, any interest earned on the escrowed funds will be released to us following release of the escrowed funds.

Concurrently with the consummation of the merger, we anticipate that we will enter into an amendment to our existing $175,000,000 credit facility which matures in April 2009.  We refer to this amended facility as the “amended credit facility.” The amended credit facility may be used to, among other things, finance up to $20,000,000 of fees and expenses on the closing date of the merger.

The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at our option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100.000% of the principal amount thereof on or after August 15, 2010.  The Floating Notes due 2010 bear interest at a rate per annum, reset quarterly, equal to 4 1/4% plus the three-month LIBOR interest rate, and the interest rate is currently 5.91% per annum for the quarterly period ending November 14, 2004. Interest on the Floating Notes due 2010 is payable quarterly on February 15, May 15, August 15 and November 15, commencing November 15, 2004. The Floating Notes due 2010 are redeemable, in whole or in part, on or after August 15, 2006 at 103.000% of the princ ipal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009.

Prior to August 15, 2009, unless Holdings elects to pay cash interest, the interest on the Discount Notes due 2014 accretes from the date of issuance until August 15, 2009 at the rate of 12% per annum, compounded semiannually. Thereafter, interest on the Discount Notes due 2014 accrues and is payable in cash semiannually on each February 15 and August 15, commencing on February 15, 2010, at a rate of 12% per annum. On any interest payment date prior to February 15, 2010, Holdings may elect to commence paying cash interest, in which case Holdings will be obligated to pay cash interest on each subsequent interest payment date, the Discount Notes due 2014 will cease to accrete after such interest payment date and the outstanding principal amount at the maturity of each note will be equal to the accreted value of such note as of such interest payment date. Holdings may redeem some or all of the Discou nt Notes due 2014 on or after August 15, 2009 at 106.000% of the principal amount at maturity thereof, declining ratably to 100.000% of the principal amount at maturity thereof on or after August 15, 2012.

Holdings is a holding company with no operations of its own and has no ability to service interest or principal on its indebtedness other than through any dividends it may receive from us. We, however, are restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, Floating Notes due 2010, our 9 1/2% Notes due 2011 (“Notes Due 2011”), our 9 7/8% Notes due 2012 and our Notes due 2014. We have not guaranteed the indebtedness of Holdings nor pledged any of our assets as collateral to secure Holdings' indebtedness.

The senior notes have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration.  There are registration rights agreements for the benefit of the senior notes which, among other matters, will require us to file one or more registration statements with respect to a registered offer to exchange the senior notes for new notes having terms identical in all material respects to the senior notes (except that the new notes will not contain terms with respect to transfer restrictions) within 90 days after consummation of the merger, to cause the registration statement to become effective within 180 days of consummation of the merger and to keep the exchange offer open for not less than 30 nor more than 45 days thereafter. If we do not meet these undertakings on or before the dates required or certain other registration defaults occur , the  senior notes and the new notes will bear additional interest at a rate of $0.192 per week per $1,000 principal amount of the notes until all registration defaults are cured.

Additionally, the indentures governing the senior notes contain covenants that, among other things, will restrict the ability of us or Holdings (as the case may be) and the ability of our subsidiaries (other than unrestricted subsidiaries) to incur additional indebtedness, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, incur liens, enter into transactions between affiliates or consolidate, merge or sell all or substantially all of our assets, other than in certain transactions between one or more of our wholly-owned subsidiaries and us or Holdings (as the case may be).  The indentures also require that upon a change of control (as defined in each indenture), we or Holdings (as the case may be) make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount (or accreted value in the case of the Discount Notes due 2014) thereof, plus accrue d and unpaid interest, if any, to the date of repurchase.

The merger may constitute a "change of control" under the Notes due 2011, which will allow the holders of those notes to require us to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. We have obtained a financing commitment, subject to customary conditions, from JPMorgan Chase Bank or affiliates thereof and Citicorp North America, Inc. in the amount of $220,000,000 to finance any such repurchase. The maturity of the financing would be eight years from the issuance date of the senior notes.  The terms of a financing pursuant to the financing commitment would contain customary restrictions, including limiting our ability to incur indebtedness or liens, pay dividends, redeem capital stock, make certain investments and sell substantially all of our and our subsidiaries' assets. We would be required to redeem the debt under the financing commitment from the net proceeds of the sale of any assets outside the ordinary course of business, the incurrence of any debt (other than debt permitted under our amended credit facility), which may be secured, and the issuance of any equity, subject to customary exceptions and thresholds.  We would be able, at our option, to repay any outstanding loans under the financing commitment at any time at the principal amount thereof plus accrued and unpaid interest.

Amended Credit Facility

On March 26, 2004, we entered into the Second Amended and Restated Credit Agreement (the "existing credit facility") with The Bank of Nova Scotia, Citicorp North America, Inc., General Electric Capital Corporation, Bank of America, N.A. and various other financial institutions. The existing credit facility replaced our previous amended and restated credit agreement, dated as of April 10, 1997, which would have matured on April 10, 2004. We currently have no outstanding loans under our existing credit facility but have issued approximately $38,000,000 in letters of credit (including $25,231,795 related to the merger financing), leaving borrowing capacity under the existing credit facility of approximately $137,000,000.

As noted above, upon the consummation of the merger and related transactions and financings (the "Transactions"), an amendment to this credit facility, which we are currently negotiating, will become effective.  We refer to this amended credit facility as "amended credit facility".  The amended credit facility may be used to, among other things, finance up to $20,000,000 of fees and expenses on the closing date of the merger.  In the event that we are unable to obtain the lender consents necessary to amend the existing credit facility, JP Morgan Chase Bank or affiliates thereof and Citicorp North America, Inc., have agreed subject to customary conditions, to underwrite a new credit facility on substantially the same terms (including definitions) as would have been contained in the amended facility, as described herein.

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

We anticipate that the amended credit facility will include several financial covenants, including (i) a maximum net indebtedness to annualized EBITDA ratio (as defined in the existing credit facility) (generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization, any call premium (or original issue discount) expenses and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, except that expenses incurred in connection with the Transactions shall be excluded and including an adjustment for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation period), of Holdings of 5.75 to 1 with certain step-downs of such ratio as may be agreed, (ii) a minimum cash interest coverage ratio, as defined in the existing credit facility except that expenses incurred in connection with the Transactions shall be excluded (generally, the ratio of Annualized EBITDA for the most recent four quarters to consolidated interest expense for such period of the Company of 1.75 to 1, and (iii) a ratio of maximum net senior indebtedness to Annualized EBITDA of the Company, as defined in the existing credit facility except that expenses incurred in connection with the Transactions shall be excluded, for the most recent four quarters, as defined in the amended credit facility, of 3.5 to 1. The amended credit facility will also generally impose limitations on investments, the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, restricted payments, dividends, repurchase of capital stock or subordinated debt, mergers, investments, guarantee s, asset sales and business activities.

We anticipate that the amended credit facility will define Annualized EBITDA for the Company and its consolidated Subsidiaries as the Annualized EBITDA adjusted such that Annualized EBITDA that is attributable to a particular theatre or a particular screen which was permanently closed for business or disposed of during a fiscal quarter or any acquired business or particular theatre is determined on a pro forma basis as if such closure, disposition or acquisition had occurred on the first day of the most recently completed period of four fiscal quarters. Annualized EBITDA will be defined in the amended and restated credit agreement as consolidated net income increased by the sum of all income taxes paid or accrued in accordance with U.S. GAAP for such period (other than income taxes attributable to extraordinary, unusual or non-recurring gains or losses), consolidated interest expense, depreciation expense, amortization expense , any call premium (or original issue discount) expenses (cash and non-cash) associated with the call or open market repurchases of subordinated debt and any other non-cash charges.

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

Amounts outstanding under the amended credit facility may become payable prior to the maturity date in part upon the occurrence of certain asset sales, or in whole upon the occurrence of specified events of default. In addition to the non-payment of amounts due to lenders or non-performance of covenants, among other matters an event of default will occur upon (i) the failure to pay other indebtedness, or the acceleration of the maturity or redemption of other indebtedness or preferred stock in either case exceeding $5.0 million, (ii) the occurrence of any default which enables holders of any preferred stock to appoint additional members to the board and the occurrence of a change in control, as defined in the amended credit facility, and (iii) any default under the terms applicable to any of our leases with aggregate remaining lease payments exceeding $13.0 million which results in the loss of use of t he property subject to such lease or any default (that is not cured or waived or if cured or waived involved the payment of an amount in excess of $13.0 million) under the terms applicable to any such leases with aggregate remaining lease payments exceeding $50.0 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB published a revision to SFAS No. 132R Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remained in effect until the provisions of SFAS No. 132R were adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003. Adoption of SFAS No. 132R did not have a material impact on our consolidated financial position, results of operation s or cash flows.

On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the di rect effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. We have elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on our results of operations, financial position and financial statement disclosure.  In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. We sponsor a postretirement benefit plan which will benefit from the subsidy, which we are required to adopt after our valuation report is issued during the fourth quarter of fiscal 2005. Adoption of FSP106-2 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

The Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FAS 128", ("Issue 03-6") at its March 2004 meeting. Issue 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participatio n rights in undistributed earnings. We have adopted the provisions of Issue 03-6 during the first quarter of fiscal 2005 and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

Market risk on variable-rate financial instruments.  We maintain a $175,000,000 credit facility, which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility as of September 30, 2004, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.

Market risk on fixed-rate and floating rate financial instruments.  Included in long-term debt are $214,474,000 ofour Notes due 2011, $175,000,000 of our Notes due 2012, and $300,000,000 of our Notes due 2014. Also included within current maturities of corporate borrowings and capital financing lease obligations are borrowings of Holdings and Marquee variable interest entities which we were, as primary beneficiary, required to consolidate in accordance with FIN(46), Consolidation of Variable Interest Entities, an  interpretation of ARB No. 51.  Included within this debt are $250,000,000 Fixed Notes due 2012 $205,000,000 Senior Floating Notes due 2010 and $172,318,000 Discount Notes due 2014.  Increases in market interest rates on the fixed rate notes would generally cause a decrease in the fair value of the Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012, and Discount Notes due 2014 and a decrease in market interest rates on the Fixed Notes would generally cause an increase in fair value of the Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012, and Discount Notes due 2014.  A 1% fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $251,000 during the twenty-six weeks ended September 30, 2004.

Foreign currency exchange rates.  We currently operate theatres in China (Hong Kong), Japan, France, Portugal, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, a nd as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres (other than Japan) but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $753,000 and $17.9 million, respectively.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I. Item 3 Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 1, 2004  and to Part II, Item 1 Legal Proceedings of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2004 for information on certain litigation to which we are a party.

One of the cases referred to in our Annual Report on Form 10-K for the fiscal year ended April 1, 2004 is United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (U.S.D.C.C.D California, No. 99-01034 FMC (SHx)). As reported in our 10-K, on November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of our existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. We filed a request for interlocutory appeal on Jan uary 23, 2003. The trial court denied our request but postponed any further line of sight proceedings pending the Ninth Circuit and eventually the United States Supreme Court's ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court. On June 28, 2004, the Supreme Court denied certiorari in the Regal case. Accordingly, we are preparing for the remedies phase of the litigation and have renewed settlement discussions with the Department.  The trial court has scheduled a status conference for November 15, 2004.

We have recorded a liability related to estimated losses for the Department of Justice line-of-sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and estimates the range of loss to be between $179,350 and $273,938 at this time.

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

On December 5, 2003 a consent order and final judgment on non-line of sight issues was entered by the U.S. District Court for the Central District of California. The consent order and final judgment resolves matters regarding the non-line of sight aspects of the case. Under the terms of the consent order and final judgment, we have agreed to remedy certain violations at twelve of our stadium-style theatres surveyed by the Department. Additionally, we agreed to survey and make similar improvements at 101 stadium-style theatres across the country and at certain theatres we may open or acquire in the future. We estimate that the cost of these betterments will be $21.0 million, which is expected to be incurred over the term of the consent order of five years. The estimate is based on the improvements at the twelve theatres surveyed by the Department. The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

New Jersey Rear-Window Captioning.    On June 18, 2004, we received a letter from the Attorney General of the State of New Jersey regarding an investigation by the New Jersey Civil Rights Division on rear-window captioning, which captioning enables the deaf and hard of hearing to enjoy films. The Civil Rights Division believes that the absence of rear-window captioning in our New Jersey theatres violates New Jersey's Law Against Discrimination. We have signed a Settlement Agreement with the New Jersey Attorney General to add rear-window captioning Systems to five theatres in New Jersey at a total cost of approximately $110,000.

In our Quarterly report on Form 10-Q for the quarter ended July 1, 2004, we referred to PRFT Partners v. Laurence M. Berg et al.    (No. 3928524, filed in the Court of Chancery of the State of Delaware in and for New Castle County) and David Shaev v. AMC Entertainment Inc. et al. (No 3930227, filed in the Court of Chancery of the State of Delaware in and for New Castle County), two lawsuits purporting to be class actions that were filed in the Court of Chancery of the State of Delaware, one naming us, our directors, Apollo Management and certain entities affiliated with Apollo as defendants and the other naming us, our directors, Apollo Management and Holdings as defendants.  Those actions were consolidated on August 17, 2004.  The plaintiffs in the consolidated action filed an amended complaint in the Chancery Court on October 22, 2004 and moved for exp edited proceedings on October 29, 2004.

On July 23, 2004, three more lawsuits purporting to be class actions were filed in the Circuit Court of Jackson County, Missouri, each naming us and the our directors as defendants.  These lawsuits were consolidated on September 27, 2004.  The plaintiffs in the consolidated action filed an amended complaint in the Circuit court of Jackson County on October 29, 2004.  We filed a motion to stay the case in deference to the prior-filed Delaware action and separate motion to dismiss the case in the alternative on November 1, 2004.

In both the Delaware action and the Missouri action, the plaintiffs generally allege that the individual defendants breached their fiduciary duties by agreeing to the merger, that the transaction is unfair to our minority stockholders, that the merger consideration is inadequate and that the defendants pursued their own interests at the expense of the stockholders.  The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the merger and related transactions.  We believe these lawsuits are without merit and does not expect such lawsuits to have a material adverse effect on us or the consummation of the merger or to give rise to a breach of any of our representations and warranties contained in the merger agreement.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

Issuer Purchase of Equity Securities

The following table provides repurchases of the Company's stock by month during fiscal 2004:

Maximum
			Total Number	Number (or
			of shares (or	Approximate
			Units)	Dollar Value)
			Purchased as	of Shares (or
			Part of	Units( that May
	Total Number		Publicly	Yet Be
	Of Shares) or	Average Price	Announced	Purchased
	Units)	Paid per Share	Plans or	Under the Plans
Period	Purchased	(or Unit)	Programs	or Programs
April 2, 2004 - April 29, 2004	-	-	-	-
April 30, 2004 - June 3, 2004	13,196 (a)	$ 14.91	-(a)	-(a)
June 4, 2004 - July 1, 2004	9,087(a)	14.91	-(a)	-(a)
July 2, 2004 - July 29, 2004	77 (a)(b)	1.94	-(a)	-(a)
July 30, 2004 - September 2, 2004	-	-	-(a)	-(a)
September 3, 2004 - September 30, 2004	-	-	-(a)	-(a)
	22,360	$ 14.87

(a)

Shares sold by participants receiving restricted stock awards under the 1999 Plan who elected to satisfy their tax obligation on vested shares by selling a portion of their vested restricted stock awards to the Company.

(b)

Shares received by AMC Entertainment subsidiary, NCN, in satisfaction of debts owed to NCN by General Cinemas as directed by the bankruptcy court.

Item 5.  Other Information.

(a)

On September 26, 2004, the Company closed two of its North American theatres with 16 screens.  The Company recorded theatre and other closure expense of $9,943,000 in accordance with its critical accounting policy for theatre and other closure expense.

Item 6. Exhibits.

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

3.1(b)

Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (Restated for filing purposes in accordance with Rule 102(c) of Regulation S-T) (Incorporated by reference from Exhibit 3.1(b) to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2003).

3.1(c)	Agreement and Consent related to Section 4 of the Certificate of Designations (Incorporated by reference from exhibit 99.1 to the Company's Form 8-K (File No. 1-8747) dated July 30, 2004).

3.2	Bylaws of AMC Entertainment Inc. (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q (File No. 1-8747) dated October 2, 2003).

4.1(a)

Restated and Amended Credit Agreement dated as of April 10, 1997, among AMC Entertainment Inc., as the Borrower, The Bank of Nova Scotia, as Administrative Agent, and Bank of America National Trust and Savings Association, as Documentation Agent, and Various Financial Institutions, as Lenders, together with the following exhibits thereto: significant subsidiary guarantee, form of notes, form of pledge agreement and form of subsidiary pledge agreement (Incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).

4.1(b)

Second Amendment, dated September 306, 1998, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by Reference from Exhibit 4.2 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended September 30, 1998).

4.1(c)

Third Amendment, dated March 15, 1999, to Amended and Restated Credit Agreement dated as of April 10, 1997 (Incorporated by reference from Exhibit 4 to the Company’s Form 8-K (File No. 1-8747) dated March 25, 1999).

4.1(d)

Fourth Amendment, dated March 29, 2000, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(d) to the Company’s Form 10-K (File No. 1-8747) for the year ended March 30, 2000).

4.1(e)

Fifth Amendment, dated April 10, 2001, to Amended and Restated Credit Agreement dated as of April 10, 1997. (Incorporated by reference from Exhibit 4.1(e) to the Company’s Form 8-K (File No. 1-8747) dated May 7, 2001).

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

4.1(g)

First Amendment, dated August 16, 2004, to Second Restated and Amended Credit Agreement dated as of March 26, 2004.  (Incorporated by reference from Exhibit 4.1(g) to the Company's Registration Statement on Form S-4 (File No. 333-13911) filed September 2, 2004).

4.2(a)

Indenture, dated January 27, 1999, respecting AMC Entertainment Inc.’s 9 ½% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

4.2(b)

First Supplemental Indenture dated March 29, 2002 respecting AMC Entertainment Inc.’s 9 ½ % senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4 to Form 8-K (File No. 1-8747) dated April 10, 2002).

4.2(c)

Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.’s 9 ½% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3(a) to the Company’s Form 10-Q (File No. 1- 8747) for the quarter ended September 28, 2000).

4.3

Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.’s 9 ½% senior subordinated notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

4.4

Indenture, dated January 16, 2002, respecting AMC Entertainment Inc.’s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).

4.5

Registration Rights Agreement, dated January 16, 2002, respecting AMC Entertainment Inc.’s 9 7/8% Senior Subordinated Notes (incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).

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

4.8	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

*10.1	Description of 2005 Grants under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.

Date: November 9, 2004	/s/ Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

Date: November 9, 2004	/s/ Craig R. Ramsey
Craig R. Ramsey
Executive Vice President and
Chief Financial Officer