Form 10-Q
period 2004-12-30
AMC ENTERTAINMENT INC
filed 2005-02-22
CIK 722077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2004

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

(816) 221-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of December 30, 2004
Common Stock, 1 ¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements. (unaudited)

As discussed in its Annual Report on Form 10-K for the fifty-two weeks ended April 1, 2004, in connection with the fiscal 2004 annual audit of the AMC Entertainment Inc. consolidated financial statements, the Company, with the concurrence of its independent registered public accounting firm, determined that its financial statements for the thirteen and thirty-nine weeks ended January 1, 2004 as previously filed needed to be restated for the following items:

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

The Company had historically evaluated the recoverability of its deferred tax assets for both domestic and foreign jurisdictions based on the weight of available positive evidence (evidence indicating that deferred taxes would be recoverable) and negative evidence (evidence indicating that deferred taxes would not be recoverable).  The Company believed it was following the guidance in paragraph 17(e) of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes and recorded valuation allowances for its domestic and foreign jurisdictions when the negative evidence outweighed the positive evidence, which the Company believed to be consistent with the “more likely than not” criteria in paragraph 17(e).

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

In consultation with its independent registered public accounting firm in connection with the annual audit of its 2004 financial statements, the Company determined that it should have given greater weight (than it originally had) to the objectively verifiable negative evidence in its foreign jurisdiction (e.g., start up losses).  With this greater weighting of the negative evidence, the Company concluded that it was “more likely than not” that the deferred income tax assets would not be realized.  As a result, the Company determined that its operations in foreign tax jurisdictions constituted “start-up” operations and therefore it was appropriate to record full valuation allowances on the results of operations until the “start-up” operations became profitable and therefore would provide a basis for increased weighting of positive future taxable income and reduced weighting of negative evidence relating to losses.

Accordingly, the Company has restated its financial statements for the thirteen and thirty-nine weeks ended January 1, 2004 to reflect additional valuation allowances on foreign deferred tax assets. The effects of such adjustments are summarized as follows:

	Thirteen Week Period October 3, 2003 through January 1, 2004	Thirty-nine Week Period April 4, 2003 through January 1, 2004
	(restated) (Predecessor)	(restated) (Predecessor)
Increase in income tax provision and net loss	$3.95 million	$6.15 million

Swedish tax benefits recorded in loss from discontinued operations:  During the thirty-nine weeks ended January 1, 2004, the Company recorded a $2,500,000 U.S. federal income tax benefit generated from a worthless stock deduction relating to the Company’s Sweden operations which were sold in that quarter.  The Company subsequently determined that the income tax benefit should have been recorded in the year ended March 28, 2002 (the period in which the Sweden investment was restructured and became worthless).

Accordingly, the Company has restated its financial statements for the thirteen and thirty-nine weeks ended January 1, 2004 to record the adjustment.  The adjustments (which is recorded in loss from discontinued operations) are summarized as follows:

	Thirteen Week Period October 3, 2003 through January 1, 2004	Thirty-nine Week Period April 4, 2003 through January 1, 2004
	(restated) (Predecessor)	(restated) (Predecessor)
Increase in loss from discontinued operations and net loss	$2.50 million	$2.50 million

Straight-line contingent rentals:  Rent expense for leases with rent escalation clauses are required to be recorded on a straight-line method under certain circumstances. The Company recently determined that it has one lease that has a clause for contingent rents in which case the contingency was virtually certain to occur. Rent expense for this lease should have been recorded on the straight-line method. Accordingly, the Company has restated its financial statements for the thirteen and thirty-nine weeks ended January 1, 2004 to reflect the straight-line method of recording the contingent portion of rent expense for this one lease. The effects of such adjustments are summarized as follows:

	Thirteen Week Period October 3, 2003 through January 1, 2004	Thirty-nine Week Period April 4, 2003 through January 1, 2004
	(restated) (Predecessor)	(restated) (Predecessor)
Increase in net loss	$0.061 million	$0.183 million

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying Consolidated Financial Statements:

	Thirteen Week Periods		Thirty-nine Week Periods
(in thousands)	As Previously Reported October 3, 2003 through January 1, 2004	As Restated October 3, 2003 through January 1, 2004	As Previously Reported April 4, 2003 through January 1, 2004	As Restated April 4, 2003 through January 1, 2004
	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Rent	$78,640	$78,751	$234,904	$235,237
Total costs and expenses	432,839	432,950	1,273,257	1,273,590
Earnings from continuing operations before income taxes	20,459	20,348	52,360	52,027
Income tax provision	8,000	11,900	21,900	27,900
Earnings from continuing operations	12,459	8,448	30,460	24,127
Loss from discontinued operations	(741)	(3,241)	(1,331)	(3,831)
Net earnings	11,718	5,207	29,129	20,296
Earnings (loss) for shares of common stock	644	(5,867)	602	(8,231)

All previously reported amounts affected by the restatement that appear elsewhere in these consolidated financial statements have also been restated.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Thirteen Week Periods (unaudited)			Thirty-nine Week Periods (unaudited)
	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	October 3, 2003 through January 1, 2004	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004
			(restated)			(restated)
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Revenues
Admissions	$41,932	$256,881	$321,783	$41,932	$907,509	$942,799
Concessions	16,445	99,435	119,776	16,445	344,685	356,159
Other theatre	1,817	16,761	14,839	1,817	46,840	39,821
NCN and other	1,420	14,235	15,204	1,420	38,811	41,319
Total revenues	61,614	387,312	471,602	61,614	1,337,845	1,380,098
Costs and Expenses
Film exhibition costs	22,694	135,671	170,727	22,694	485,018	510,675
Concession costs	1,959	12,633	13,138	1,959	41,244	39,948
Theatre operating expense	8,703	98,388	104,795	8,703	312,515	316,488
Rent	6,341	77,016	78,751	6,341	243,711	235,237
NCN and other	939	10,102	12,803	939	31,440	35,511
General and administrative:
Stock-based compensation	—	(5,345)	533	—	—	1,702
Merger and acquisition costs	20,000	37,189	4,974	20,000	41,032	5,344
Other	1,382	8,970	11,537	1,382	34,554	34,570
Preopening expense	66	311	1,734	66	1,292	3,165
Theatre and other closure expense	132	437	2,078	132	10,758	3,812
Depreciation and amortization	3,272	29,739	32,405	3,272	92,091	89,619
Disposition of assets and other gains	—	(320)	(525)	—	(2,715)	(2,481)
Total costs and expenses	65,488	404,791	432,950	65,488	1,290,940	1,273,590
Other expense (income)
Interest expense
Corporate borrowings	10,392	27,954	16,253	14,686	66,851	48,182
Capital and financing lease obligations	90	2,403	2,512	90	7,408	8,022
Investment income	(1,630)	(3,478)	(461)	(2,247)	(6,476)	(1,723)
Total other expense	8,852	26,879	18,304	12,529	67,783	54,481
Earnings (loss) from continuing operations before income taxes	(12,726)	(44,358)	20,348	(16,403)	(20,878)	52,027
Income tax provision	1,500	700	11,900	1,500	15,000	27,900
Earnings (loss) from continuing operations	(14,226)	(45,058)	8,448	(17,903)	(35,878)	24,127
Loss from discontinued operations, net of income tax benefit	—	—	(3,241)	—	—	(3,831)
Net earnings (loss)	$(14,226)	$(45,058)	$5,207	$(17,903)	$(35,878)	$20,296
Preferred dividends	—	91,580	11,074	—	104,300	28,527
Loss for shares of common stock	$(14,226)	$(136,638)	$(5,867)	$(17,903)	$(140,178)	$(8,231)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 30, 2004	April 1, 2004
	(Successor)	(Predecessor)
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$140,011	$333,248
Receivables, net of allowance for doubtful accounts of $1,251 as of December 30, 2004 and $1,118 as of April 1, 2004	53,111	39,812
Other current assets	57,823	62,676
Total current assets	250,945	435,736

Property, net	963,552	777,277
Intangible assets, net	200,320	23,918
Goodwill	1,408,511	71,727
Deferred income taxes	64,787	143,944
Other long-term assets	80,115	53,932

Total assets	$2,968,230	$1,506,534

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$138,537	$107,234
Accrued expenses and other liabilities	174,900	112,386
Deferred revenues and income	89,035	76,131
Current maturities of corporate borrowings and capital and financing lease obligations	223,827	2,748
Total current liabilities	626,299	298,499

Corporate borrowings	943,336	686,431
Capital and financing lease obligations	60,085	58,533
Other long-term liabilities	420,940	182,467
Total liabilities	2,050,660	1,225,930

Commitments and contingencies

Stockholder’s equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 0 shares issued and outstanding as of December 30, 2004 and 299,477 shares issued and outstanding as of April 1, 2004 (aggregate liquidation preference of $0 as of December 30, 2004 and $304,525 as of April 1, 2004)	—	200
Common Stock, 1 share issued as of December 30, 2004 with 1¢ par value and 33,889,753 shares issued as April 1, 2004 with 66 2/3¢ par value	—	22,593
Convertible Class B Stock, 66 2/3¢ par value; 0 shares issued and outstanding as of December 30, 2004 and 3,051,597 shares issued and outstanding as of April 1, 2004	—	2,035
Additional paid-in capital	934,901	469,498
Accumulated other comprehensive earnings (loss)	572	(1,993)
Accumulated deficit	(17,903)	(210,716)
Common Stock in treasury, at cost, 77,997 shares as of April 1, 2004	—	(1,013)

Total stockholder’s equity	917,570	280,604

Total liabilities and stockholder’s equity	$2,968,230	$1,506,534

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirty-nine Week Periods (unaudited)
	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004
			(restated)
	(Successor)	(Predecessor)	(Predecessor)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$(17,903)	$(35,878)	$20,296
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,272	92,091	89,619
Non-cash portion of stock-based compensation	—	—	1,702
Non-cash portion of pension and postretirement expense	139	5,273	4,522
Deferred income taxes	1,090	10,578	24,590
Disposition of assets and other gains	—	(294)	(2,481)
Loss on sale-discontinued operations	—	—	5,591
Change in assets and liabilities, net of effects from acquisition of AMCE:
Receivables	2,023	(24,219)	(15,663)
Other assets	(13,823)	20,438	(15,219)
Accounts payable	1,096	1,540	35,818
Accrued expenses and other liabilities	34,335	60,098	32,630
Other, net	(1,902)	12,027	4,084
Net cash provided by operating activities	8,327	141,654	185,489

Cash flows from investing activities:
Capital expenditures	(1,490)	(66,155)	(72,636)
Acquisition of MegaStar Cinemas L.L.C., net of cash acquired	—	—	(13,049)
Purchase of leased furniture, fixtures and equipment	—	—	(15,812)
Payment on disposal – discontinued operations	—	—	(5,252)
Increase in restricted cash	(456,762)	(627,338)	—
Release of restricted cash	456,762	—	—
Acquisition of AMCE, net of cash acquired	(1,268,564)	—	—
Proceeds from disposition of long-term assets	—	277	1,946
Other, net	181	821	(9,105)
Net cash used in investing activities	(1,269,873)	(692,395)	(113,908)

Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	250,000	—
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	205,000	—
Proceeds from issuance of 12% Senior Discount Notes due 2014	—	169,918	—
Principal payments under capital and financing lease obligations	(27)	(2,020)	(1,937)
Change in cash overdrafts	27,827	3,710	(495)
Change in construction payables	—	(2,234)	(5,291)
Cash portion of preferred dividends	—	(9,349)	—
Capital contribution from Marquee Holdings Inc.	934,901	—	—
Deferred financing costs	(16,546)	—	—
Proceeds from exercise of stock options	—	52	3,888
Treasury stock purchases and other	—	(333)	(440)
Net cash provided by (used in) financing activities	1,401,155	614,744	(4,275)
Effect of exchange rate changes on cash and equivalents	402	(615)	(946)

Net increase in cash and equivalents	140,011	63,388	66,360

Cash and equivalents at beginning of period	—	333,248	244,412

Cash and equivalents at end of period	$140,011	$396,636	$310,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $0, $658 and $2,423)	$—	$42,629	$41,428
Income taxes paid, net of refunds	—	2,364	11,430
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$4,941	$—	$—
Preferred dividends	—	93,475	28,527
Issuance of Common Stock related to purchase of GC Companies, Inc.	—	2,021	—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2004
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

AMC Entertainment Inc. (“AMCE” or "the Company") is an intermediate holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. (“AMC”) and its subsidiaries, AMC Entertainment International, Inc. (“AMCEI”) and National Cinema Network, Inc. (“NCN”) (collectively with AMCE, unless the context otherwise requires, the “Company”), is principally involved in the theatrical exhibition business throughout North America and in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom. The Company’s North American theatrical exhibition business is conducted through AMC and AMCEI. The Company’s International theatrical exhibition business is conducted through AMCEI. The Company is also involved in the business of providing on-screen advertising and other services to AMC and other theatre circuits through a wholly owned subsidiary, NCN.

The Company completed a merger on December 23, 2004 in which Marquee Holdings Inc. (“Holdings”) acquired the Company.  See Note 2 - Acquisitions for additional information regarding the merger.  Marquee Inc. (“Marquee”, or “Successor”) is a company formed on July 16, 2004.  On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the “Predecessor”). Upon the consummation of the merger between Marquee Inc. and AMCE on December 23, 2004, Marquee Inc. was dissolved and renamed as AMCE, which is the legal name of the surviving reporting entity. The merger was treated as a purchase with Marquee being the “accounting acquiror” in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations.  As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date.  The consolidated financial statements presented herein are those of the accounting acquiror from its inception on July 16, 2004 through December 30, 2004, and those of its Predecessor, AMCE, for all prior periods through the merger date.

In association with the merger transaction discussed above, two merger entities were formed on July 16, 2004, Marquee Inc. and Holdings.  To finance the merger and related transactions, on August 18, 2004, (i) Marquee issued $250,000,000 aggregate principal amount of 8 5/8% senior unsecured fixed rate Notes due 2012 (“Fixed Notes due 2012”) and $205,000,000 aggregate principal amount of senior unsecured floating rate notes due 2010 (“Floating Notes due 2010”) and (ii) Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% senior discount notes due 2014  (“Discount Notes due 2014”) for gross proceeds of $169,917,760.  The only operations of Marquee and Holdings prior to the Merger were related to these financings.  Because the Company was the primary beneficiary of the two merger entities which were considered variable interest entities as defined in FIN 46 (R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company was required to consolidate the merger entities’ operations and financial position into the Company’s financial statements as of and through the period ended December 23, 2004.  Upon consummation of the merger, Marquee was merged with and into AMCE and the letters of credit which gave rise to consolidation of the entities under FIN 46 were cancelled.  As such, Marquee’s operations and financial position are included within the Company’s Consolidated Financial Statements and Holding’s results of operations are included within the Predecessor Company’s Consolidated Financial Statements from its inception on July 16, 2004 through December 23, 2004.  Subsequent to December 23, 2004 AMCE deconsolidated Holdings’ assets and liabilities.

The results of operations of Holdings included within the Predecessor Company’s Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from the Company.  The Company will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010 and the Existing Subordinated Notes and the amended credit facility.  The Company has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company’s annual report on Form 10-K/A for the year (52 weeks) ended April 1, 2004. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the thirty-nine weeks ended December 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 31, 2005.

The April 1, 2004 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

Under the Company’s cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet.  The amount of these checks included in accounts payable as of December 30, 2004 and April 1, 2004 was $51,274,000 and $19,737,000, respectively.

The consolidated financial statements include the accounts of AMCE and all of its subsidiaries.

NOTE 2 - ACQUISITIONS

The Merger

On December 23, 2004, the Company completed a merger in which Holdings acquired the Company pursuant to an Agreement and Plan of Merger, dated as of July 22, 2004 (the “Merger Agreement”), by and among the Company, Holdings and Marquee. Marquee, a wholly owned subsidiary of Holdings, merged with and into the Company, with the Company remaining as the surviving entity (the “Merger”) and becoming a wholly owned subsidiary of Holdings.  The Merger was voted on and approved by the Company's shareholders on December 23, 2004.

Pursuant to the terms of the Merger Agreement, each issued and outstanding share of the Company’s Common Stock and Convertible Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of the Company’s Series A Convertible Preferred Stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the Merger was approximately $1,665,200,000. The Company made payments to holders of its Common Stock, Convertible Class B Stock and Series A Convertible Preferred Stock in the aggregate amount of $1,647,300,000 and Holdings made payments of $17,900,000 to the holders of 1,451,525 vested in-the-money options and holders of 520,350 deferred stock units that vested upon closing the Merger. The Company has recorded $61,032,000 ($20,000,000 Successor and $41,032,000 Predecessor) of general and administrative expenses related to the Merger of which $37,061,000 were unpaid as of December 30, 2004. Included in these amounts are $20,000,000 of Successor transaction fees paid to J.P. Morgan Partners (BHCA), L.P. and Apollo Investment Fund V, L.P. and certain related investment funds, which were unpaid as of December 30, 2004.

The Company has accounted for the Merger as a purchase in accordance with Statement of Financial Accounting Standards No 141 Business Combinations with Marquee being the accounting acquiror and AMCE being the acquired entity. As such the financial information presented herein represents (i) the Consolidated Statements of Operations of the Successor for the thirteen week period ended December 30, 2004, the period from inception on July 16, 2004 through December 30, 2004 and the Consolidated Statements of Operations of the Predecessor for the twelve weeks ended December 23, 2004, the thirty-eight weeks ended December 23, 2004, the thirteen weeks ended January 1, 2004, and the thirty-nine weeks ended January 1, 2004, (ii) the Consolidated Balance Sheet of the Successor as of December 30, 2004 and the Consolidated Balance Sheet of the Predecessor as of April 1, 2004, and (iii) the Consolidated Statements of Cash Flows of the Successor for the period from inception on July 16, 2004 through December 30, 2004 and the Consolidated Statements of Cash Flows of the Predecessor for the thirty-eight weeks ended December 23, 2004, and the thirty-nine weeks ended January 1, 2004.

The following is a summary of the allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the Merger.  The allocation of purchase price is based on a preliminary study performed by a valuation specialist and is subject to further analysis and completion:

Cash and equivalents	$396,636
Other current assets	99,111
Property, net	965,034
Intangible assets	200,604
Goodwill	1,408,511
Deferred income taxes	65,599
Other long-term assets	65,852
Current liabilities	(341,633)
Corporate borrowings	(709,283)
Capital and financing lease obligations	(63,296)
Other long-term liabilities	(421,935)
Total estimated purchase price	$1,665,200

Amounts recorded for goodwill are not subject to amortization, are expected to be allocated to each of the Company’s three operating segments (the reporting units) and are not expected to be deductible for tax purposes.  The Company will perform annual impairment tests for goodwill during its fourth fiscal quarter.

Intangible assets include $73,000,000 related to the AMC trademark and tradename, $61,326,000 related to favorable leases and $46,000,000 related to the Company’s Moviewatcher customer loyalty program.  These fair values are based on a preliminary study performed by a valuation specialist.  The AMC trademark and tradename is an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each reporting period to determine whether events and circumstances continue to support an indefinite useful life.  The weighted average amortization period for favorable leases is approximately thirteen years and the amortization period for the Moviewatcher customer loyalty program is eight years.

Amortization expense and accumulated amortization are as follows:

	Thirteen Week Period	Thirty-nine Week Period
(In thousands)	October 1, 2004 through December 30, 2004	From Inception July 16, 2004 through December 30, 2004

	(Successor)	(Successor)
Amortization expense of favorable leases	$96	$96
Amortization expense of loyalty program	111	111
Amortization of software	25	25
Total	$232	$232

(In thousands)	As of December 30, 2004
(Successor)
Accumulated amortization of favorable leases	$96
Accumulated amortization of loyalty program	111
Accumulated amortization of software	25
Total	$232

Estimated amortization expense for the current and next five fiscal years is as follows:

(In thousands)	Favorable leases	Loyalty program	Total
	(Successor)	(Successor)	(Successor)
2005 (14 weeks)	$1,345	$1,548	$2,893
2006	4,848	5,750	10,598
2007	4,800	5,750	10,550
2008	4,715	5,750	10,465
2009	4,678	5,750	10,428
2010	4,579	5,750	10,329

The unaudited pro forma financial information presented below sets forth the Company’s historical statements of operations for the periods indicated and give effect to the Merger and related debt issuances as adjusted for the related preliminary purchase price allocations as of the beginning of the respective periods.  Because the pro forma financial information gives effect to the Merger and related debt issuances as adjusted for the related preliminary purchase price allocations as of the beginning of the respective periods, all pro forma information is for the Successor.  Such information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Thirteen Week Periods		Thirty-nine Week Periods
(In thousands, except per share data)	Pro Forma October 1, 2004 through December 30, 2004	Pro Forma October 3, 2003 through January 1, 2004	Pro Forma April 2, 2004 through December 30, 2004	Pro Forma April 4, 2003 through January 1, 2004
	(Successor)	(Successor)	(Successor)	(Successor)
Revenues
Admissions	$298,813	$321,783	$949,441	$942,799
Concessions	115,880	119,776	361,130	356.159
Other theatre	18,578	14,839	48,657	39,821
NCN and other	15,655	15,204	40,231	41,319
Total Revenues	448,926	471,602	1,399,459	1,380,098
Expenses
Film exhibition costs	158,365	170,727	507,712	510,675
Concession costs	14,592	13,138	43,203	39,948
Theatre operating expense	107,091	104,795	321,218	316,488
Rent	79,330	74,388	237,299	222,148
NCN and other	11,041	12,803	32,379	35,511
General and administrative:
Stock-based compensation	(5,345)	533	—	1,702
*Merger and acquisition costs	57,189	4,974	61,032	5,344
Other	10,352	11,537	35,936	34,570
Preopening expense	377	1,734	1,358	3,165
Theatre and other closure expense	569	2,078	10,890	3,812
Depreciation and amortization	43,287	43,538	127,905	123,018
Disposition of assets and other gains	(320)	(525)	(2,715)	(2,481)
Total costs and expenses	476,528	439,720	1,376,217	1,293,900
Other expense (income)
Interest expense
Corporate borrowings	29,049	25,031	81,604	74,516
Capital and financing lease obligations	2,493	2,512	7,498	8,022
Investment income	(3,500)	(461)	(6,498)	(1,723)
Total other expense	28,042	27,082	82,604	80,815
Earnings (loss) from continuing operations before income taxes	(55,644)	4,800	(59,362)	5,383
Income tax provision	4,300	5,700	7,800	9,200
Loss from continuing operations	(59,944)	(900)	(67,162)	(3,817)
Loss from discontinued operations, net of income tax benefit	—	(3,241)	—	(3,831)
Net loss	$(59,944)	$(4,141)	$(67,162)	$(7,648)

*  Represent non-recurring transaction costs for the Merger and related transactions.

The following are statements of Stockholder’s/ Stockholders’ Equity for the Successor from Inception on July 16, 2004 to December 30, 2004 and for the Predecessor from April 2, 2004 through December 23, 2004.

Successor from Inception on July 16, 2004 through December 30, 2004

				Accumulated		Total
			Additional	Other		Stockholder’s
	Common		Paid-in	Comprehensive	Accumulated	Equity
(In thousands, except share data)	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, July 16, 2004	—	$—	$—	$—	$—	$—
Comprehensive loss:
Net loss	—	—	—	—	(17,903)	(17,903)
Foreign currency translation adjustment	—	—	—	563	—	563
Unrealized gain on marketable securities	—	—	—	9	—	9

Comprehensive loss						(17,331)

Capital Contribution Marquee Holdings Inc.	1	—	934,901	—	—	934,901

Balance, December 30, 2004	1	$—	$934,901	$572	$(17,903)	$917,570

Predecessor from April 2, 2004 through December 23, 2004

								Accumulated				Total
					Convertible		Additional	Other		Common Stock		Stockholders’
	Preferred Stock		Common		Class B Stock		Paid-in	Comprehensive	Accumulated	in Treasury		Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	(Deficit)

Balance, April 2, 2004	299,477	$200	33,889,753	$22,593	3,051,597	$2,035	$469,498	$(1,993)	$(210,716)	77,997	$(1,013)	$280,604
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(35,878)	—	—	(35,878)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,241	—	—	—	3,241
Unrealized gain on marketable securities	—	—	—	—	—	—	—	147	—	—	—	147

Comprehensive loss												(32,490)

Preferred stock for dividends	39,479	26	—	—	—	—	93,449	—	—	—	—	93,475
Preferred stock dividends	—	—	—	—	—	—	(104,300)	—	—	—	—	(104,300)
Preferred stock accretion	—	—	—	—	—	—	1,476	—	—	—	—	1,476
Stock awards, options exercised and other (net of tax benefit of $20)	—	—	82,565	51	—	—	12	—	—	—	—	63
Deferred stock units and awards	—	—	—	—	—	—	7,949	—	—	—	—	7,949
Stock issued in connection with acquisition of GC	—	—	148,148	99	—	—	1,922	—	—	—	—	2,021
Treasury stock purchase	—	—	—	—	—	—	—	—	—	22,372	(333)	(333)
Elimination of Predecessor Company stockholders' equity	(338,956)	(226)	(34,120,466)	(22,743)	(3,051,597)	(2,035)	(470,006)	(1,395)	246,594	(100,369)	1,346	(248,465)

Balance. December 23, 2004	—	$—	—	$—	—	$—	$—	$—	$—	—	$—	$—

Marquee used the net proceeds from the sale of the Company notes (as described below), together with existing cash balances of the Company and the proceeds from the equity contribution from Holdings (consisting of equity contributed by the Sponsors (as defined below), the co-investors and certain members of management and the net proceeds of an offering of Holdings notes), to finance the Merger.

The Company is 100% owned by Holdings.

Fixed Rate Notes and Floating Rate Notes.

As a result of the Merger, the Company became the obligor of $250,000,000 in aggregate principal amount of Fixed Rate Notes due 2012 (“Fixed Rate Notes”) and $205,000,000 in aggregate principal amount of Floating Rate Notes due 2010 (“Floating Rate Notes” and together with the Fixed Rate Notes, the “Senior Notes”) that were previously issued by Marquee on August 18, 2004. The Senior Notes (i) rank senior in right of payment to any of the Company’s existing and future subordinated indebtedness, rank equally in right of payment with any of the Company’s existing and future senior indebtedness and are effectively subordinated in right of payment to any of the Company’s secured senior indebtedness and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of the Company’s existing and future wholly owned subsidiaries that is a guarantor or direct borrower under the Company’s other indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and preferred stock of the Company’s subsidiaries that do not guarantee the notes.

The Fixed Rate Notes bear interest at the rate of 8 5/8 % per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Rate Notes are redeemable at the Company’s option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2010. The Floating Rate Notes bear interest at a rate per annum, reset quarterly, equal to 4 1/4 % plus the three-month LIBOR interest rate. Interest on the Floating Rate Notes is payable quarterly on February 15, May 15, August 15 and November 15 and interest payments commenced on November 15, 2004. The interest rate is currently 6.54% per annum for the quarterly period ending February 14, 2005. The Floating Rate Notes are redeemable, in whole or in part, on or after August 15, 2006 at 103.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009.

Amended Credit Facility.

Concurrently with the consummation of the Merger, the Company has entered into an amendment to its credit facility. The Company refers to this amended credit facility as “amended credit facility”. As of December 30, 2004, the Company had no amounts outstanding under the amended credit facility and issued approximately $13,000,000 in letters of credit, leaving borrowing capacity under the amended credit facility of approximately $162,000,000.

The amended credit facility permits borrowings at interest rates based on either the bank’s base rate or LIBOR, plus applicable margins ranging from 1.0% to 2.0% on base rate loans and from 2.0% to 3.0% on LIBOR loans, and requires an annual commitment fee of 0.5% on the unused portion of the commitment. The amended credit facility matures on April 9, 2009. The total commitment under the amended credit facility is $175,000,000, but the amended credit facility contains covenants that limit the Company’s ability to incur debt (whether under the amended credit facility or from other sources).

The amended credit facility includes several financial covenants, including (i) a maximum net indebtedness to Annualized EBITDA ratio (as defined in the amended credit facility) generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization, any call premium (or original issue discount) expenses and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, except that expenses incurred in connection with the Merger and related transactions are excluded, and including an adjustment for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation period), of Holdings of 5.75 to 1 with certain step-downs of such ratio to 5.00 from March 31, 2006 through March 29, 2007 and to 4.50 from March 30, 2007 through April 9, 2009, (ii) a minimum cash interest coverage ratio, as defined in the amended credit facility, except that expenses incurred in connection with the Merger and related transactions are excluded (generally, the ratio of Annualized EBITDA for the most recent four quarters to consolidated interest expense for such period of the Company) of 1.75 to 1, and (iii) a ratio of maximum net senior indebtedness to Annualized EBITDA of the Company, as defined in the amended credit facility except that expenses incurred in connection with the Merger and related transactions shall be excluded, for the most recent four quarters of 3.5 to 1. As of December 30, 2004, the Company was in compliance with these covenants.  The amended credit facility also generally imposes limitations on investments, the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, restricted payments, dividends, repurchase of capital stock or subordinated debt, mergers, investments, guarantees, asset sales and business activities.

On February 15, 2005, the Company filed a Notification of Late Filing on Form 12b-25 regarding its inability to timely file its quarterly report on Form 10-Q for the thirty-nine weeks ended December 30, 2004 (the "Third Quarter Form 10-Q").  In the notice, the Company stated that it requires additional time to prepare and file its Third Quarter Form 10-Q, as AMCE is currently resolving issues regarding the appropriate accounting treatment for its Merger with Marquee Inc. consummated on December 23, 2004.  AMCE has received confirmation from the requisite lenders under its amended credit facility that they will extend the financial statements delivery requirement until April 15, 2005 and waive any default relating to its failure to deliver such financial statements before that date.

The amended credit facility allows the Company to incur debt that qualifies as subordinated debt thereunder, and permits $125,000,000 of new debt plus capital lease obligations, subject to meeting the Company’s financial covenants.

Additionally, certain of the Company’s domestic wholly owned subsidiaries guarantee the amended credit facility. The amended credit facility is secured by a pledge of the Company’s capital stock by Holdings and substantially all of the tangible and intangible personal property located in the United States that the Company or such guarantors own, which includes, but is not limited to, all the outstanding stock of American Multi-Cinema, Inc., AMC-GCT, Inc. and its subsidiaries, AMC Entertainment International, Inc., National Cinema Network, Inc., AMC Realty, Inc. and Centertainment, Inc. as well as accounts, deposit accounts, general intangibles (including patents, trademarks and other intellectual property), commercial tort claims, goods and instruments, among other types of personal property.

Amounts outstanding under the amended credit facility may become payable prior to the maturity date in part upon the occurrence of certain asset sales, or in whole upon the occurrence of specified events of default. In addition to the non-payment of amounts due to lenders or non-performance of covenants, among other matters, an event of default will occur upon (i) the failure to pay other indebtedness, or the acceleration of the maturity or redemption of other indebtedness or preferred stock in either case exceeding $5,000,000, (ii) the occurrence of any default which enables holders of any preferred stock to appoint additional members to the board and the occurrence of a change in control, as defined in the amended credit facility (although the Company does not currently have any outstanding preferred stock), and (iii) any default under the terms applicable to any of the Company’s leases with aggregate remaining lease payments exceeding $13,000,000 which results in the loss of use of the property subject to such lease or any default (that is not cured or waived or if cured or waived involved the payment of an amount in excess of $13,000,000) under the terms applicable to any such leases with aggregate remaining lease payments exceeding $50,000,000.

Change of Control Offer for Senior Subordinated Notes due 2011.

The Merger constituted a “change of control” under the Notes due 2011 in the aggregate principal amount of $214,474,000, which allows the holders of those notes to require the Company to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. The Company commenced this change of control offer on January 11, 2005 and must purchase the notes no later than 60 days from this date. The change of control offer is required to remain open for at least 20 business days and expired on February 10, 2005. Bondholders tendered $1,663,000 of the Notes due 2011, which were repurchased using existing cash.  The Company has classified the Notes due 2011 as current liabilities as a result of the change of control offer and will classify them as long-term liabilities within Corporate Borrowings in the Company’s Form 10-K for the period ended March 31, 2005.

Notice of Delisting.

In connection with and as a result of the Merger, the Company is no longer a publicly traded company and has delisted its common stock, par value 66 2/3 ¢ par value, from the American Stock Exchange on December 23, 2004.

Acquisition of MegaStar Cinemas, L.L.C.

On December 19, 2003, the Company acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. (“MegaStar”) for an estimated cash purchase price of $15,037,000.  In connection with the acquisition, the Company assumed leases on three theatres with 48 screens in Minneapolis and Atlanta.  All three of the theatres feature stadium seating and have been built since 2000.  As of December 30, 2004, $1,500,000 of the estimated total purchase price was unpaid.  The results of operations are included in the Consolidated Statements of Operations from December 19, 2003.  The Company believes the results of operations of the acquired theatres are not material to the Company’s Consolidated Statements of Operations and proforma information for fiscal 2004 is not included herein.  The following is a summary of the allocation of the purchase price to the estimated fair values of assets acquired from MegaStar based on the results of a valuation study performed by a valuation specialist:

(In thousands)
Cash and equivalents	$40
Current assets	94
Property	6,762
Other long-term assets	84
Other long-term liabilities	(3,297)
Goodwill	11,354
Total purchase price	$15,037

Amounts recorded for goodwill are not subject to amortization, were recorded at the Company’s North American theatrical exhibition operating segment (the reporting unit) and are expected to be deductible for tax purposes.  Subsequent to the Merger this goodwill has been considered in the goodwill related to the Merger.

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

Statements of operations data:

(In thousands)	Thirteen Week Period October 3, 2003 through January 1, 2004	Thirty-nine Week Period April 4, 2003 through January 1, 2004
	(restated)	(restated)
	(Predecessor)	(Predecessor)
Revenues
Admissions	$1,171	$3,378
Concessions	326	949
Other theatre	98	198
Total revenues	1,595	4,525
Costs and Expenses
Film exhibition costs	590	1,698
Concession costs	120	321
Theatre operating expense	447	1,572
Rent	150	1,678
General and administrative expense - other	26	54
Depreciation and amortization	12	42
Loss on disposition of assets	5,591	5,591
Total costs and expenses	6,936	10,956
Loss before income taxes	(5,341)	(6,431)
Income tax benefit	(2,100)	(2,600)
Loss from discontinued operations	$(3,241)	$(3,831)

NOTE 4 - COMPREHENSIVE EARNINGS (LOSS)

The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Week Periods			Thirty-nine Week Periods
	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	October 3, 2003 through January 1, 2004	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004
	(Successor)	(Predecessor)	(restated) (Predecessor)	(Successor)	(Predecessor)	(restated) (Predecessor)
Net earnings (loss)	$(14,226)	$(45,058)	$5,207	$(17,903)	$(35,878)	$20,296
Foreign currency translation adjustment	563	4,053	4,273	563	3,241	7,141
Decrease in unrealized loss on marketable equity securities	9	193	145	9	147	454
	$(13,654)	$(40,812)	$9,625	$(17,331)	$(32,490)	$27,891

NOTE 5 - STOCKHOLDER’S EQUITY

See Statement of Stockholder’s Equity in Note 2 for details regarding the changes in the Company’s Stockholder’s Equity.  See Part II Item 2 of this Form 10-Q for information about Company repurchases of Common Stock.

Stock-based Compensation

During the second quarter of fiscal 2004 the Company’s Shareholders approved and the Company adopted the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (the “2003 LTIP”). The 2003 LTIP provides for five basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of restricted stock awards, (iii) grants of deferred stock units, (iv) grants of deferred cash awards and (v) performance grants which may be settled in stock options, shares of common stock, restricted stock, deferred stock units, deferred cash awards, or cash, or any combination thereof. The number of shares of Common Stock which may be sold or granted under the plan may not exceed 6,500,000 shares. The 2003 LTIP provides that the option exercise price for stock options may not be less than the fair market value of stock at the date of grant, options may not be repriced and unexercised options expire no later than ten years after date of grant. No options have been issued under the 2003 LTIP as of December 30, 2004.

On June 11, 2004, the Board of Directors made performance grants for fiscal 2005 with award opportunities having an aggregate value of $12,606,000. These grants are subject to the satisfaction of performance measures during fiscal 2005 and/or the exercise of discretion by the Compensation Committee of the Board of Directors. The Company currently does not expect that certain of the performance measures for fiscal 2005 will be met and does not expect the related discretionary awards to be made.  Accordingly, the Company has no expense or accrual recorded for the fiscal 2005 performance grants.

On June 11, 2004, the Compensation Committee of the Board of Directors awarded 527,398 deferred stock units with a fair value of $7,917,000 and a deferred cash award of $1,606,000, to employees, which represented a 100% award based on achievement of all target-based grants made on September 18, 2003. Holdings made payments of $10,150,000 to the holders of 520,350 deferred stock units that vested upon closing the Merger.

The Company accounts for the stock options, restricted stock awards and deferred stock units under plans that it sponsors following the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock issued to Employees and related interpretations. No stock-based employee compensation expense related to restricted stock awards and deferred stock units was recorded during the thirty-nine weeks ended December 30, 2004 and $1,702,000 was reflected in net earnings for the thirty-nine weeks ended January 1, 2004. No stock-based employee compensation expense for stock options was reflected in net earnings for those periods, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  Holdings made payments of $7,750,000 to the holders of 1,451,525 vested in-the-money options that vested upon closing the Merger.

There are currently no outstanding share-based awards under the Company’s 2003 LTIP subsequent to the Merger.

The following table illustrates the effect on net earnings as if the fair value method had been applied to all stock awards, deferred stock units and outstanding and unvested options during each period in which share-based awards were outstanding:

	Thirteen Week Periods			Thirty-nine Week Periods
	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	October 3, 2003 through January 1, 2004	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004
			(restated)			(restated)
(In thousands, except per share data)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Net earnings:
As reported	$(14,226)	$(45,058)	$5,207	$(17,903)	$(35,878)	$20,296
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	—	(3,207)	320	—	—	1,021
Deduct: Total stock-based compensation expense determined under fair value method for all, awards, net of related tax effects	—	3,207	(462)	—	—	(1,572)
Pro forma net earnings	$(14,226)	$(45,058)	$5,065	$(17,903)	$(35,878)	$19,745

NOTE 6 - THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A roll forward of reserves for theatre and other closure is as follows (in thousands):

	Thirty-nine Week Periods
	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004
	(Successor)	(Predecessor)	(Predecessor)
Beginning Balance	$—	$17,870	$22,499
Transfered balance from AMCE	25,909	—	—
Theatre and other closure expense	132	10,758	3,812
Interest expense	2	1,585	2,048
General and administrative expense	—	73	50
Transfer of deferred rent and capital lease obligations	—	1,610	5,426
Payments	(549)	(5,987)	(9,359)
Ending Balance	$25,494	$25,909	$24,476

Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.  Theatre closure reserves at December 30, 2004 by operating segment are as follows (in thousands):

December 30, 2004
(Successor)
North American Theatrical Exhibition	$23,854
International Theatrical Exhibition	1,196
NCN and Other	444
$25,494

During the thirty-nine weeks ended December 30, 2004, the Company recognized $10,890,000 of theatre and other closure expense related primarily to the closure of 3 theatres with 22 screens included within the North American theatrical exhibition operating segment.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I. Item 2. of this Form 10-Q for additional information regarding theatre and other closure expense.

NOTE 7 - INCOME TAXES

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Week Periods
	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004
			(restated)
	(Successor)	(Predecessor)	(Predecessor)
Federal statutory rate	35.0%	35.0%	35.0%
Valuation allowance	1.4	(28.8)	15.1
Merger costs	(42.6)	(68.8)	—
State income taxes, net of federal tax benefit	(1.9)	(7.0)	3.7
Other, net	(1.0)	(2.2)	1.7
Effective tax rate	(9.1)%	(71.8)%	55.5%

The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year’s estimated effective tax rate in financial statements for interim periods.  As a consequence, permanent differences which are not deductible for federal income tax purposes and valuation allowances primarily on deferred tax assets in foreign tax jurisdictions serve to increase or decrease the effective federal income tax rate of 35%.

The Company has entered into a tax sharing agreement with Holdings under which it will make cash payments to Holdings to enable it to pay any federal, state or local income taxes to the extent that such income taxes are directly attributable to Holdings’ income.

NOTE 8 - EMPLOYEE BENEFIT PLANS

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

The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

Net periodic benefit cost recognized for the three plans consists of the following (in thousands):

	Pension Benefits			Other Benefits
	Thirteen Week Periods
	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	October 3, 2003 through January 1, 2004	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	October 3, 2003 through January 1, 2004
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$61	$732	$643	$12	$140	$152
Interest cost	81	967	910	20	244	260
Expected return on plan assets	(64)	(766)	(746)	—	—	—
Recognized net actuarial (gain)loss	20	240	173	2	28	28
Amortization of unrecognized transition obligation	3	41	44	1	11	12
Amortization of prior service cost	2	22	24	1	6	7
	103	1,236	1,048	36	429	$459

Net periodic benefit cost recognized for the three plans consists of the following (in thousands):

	Pension Benefits			Other Benefits
	Thirty-nine Week Periods
	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$61	$2,318	$1,930	$12	$444	$455
Interest cost	81	3,063	2,730	20	772	781
Expected return on plan assets	(64)	(2,426)	(2,239)	—	—	—
Recognized net actuarial (gain)loss	20	760	519	2	87	84
Amortization of unrecognized transition obligation	3	129	132	1	36	37
Amortization of prior service cost	2	70	72	1	20	21
	$103	$3,914	$3,144	$36	$1,359	$1,378

NOTE 9 - OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Week Periods			Thirty-nine Week Periods
	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	October 3, 2003 through January 1, 2004	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004
			(restated)			(restated)
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
North American theatrical exhibition	$56,436	$345,534	$423,763	$56,436	$1,205,646	$1,249,450
International theatrical exhibition	3,758	27,543	32,635	3,758	93,388	89,329
NCN and other	2,330	21,132	20,852	2,330	57,711	55,641
Intersegment elimination	(910)	(6,897)	(5,648)	(910)	(18,900)	(14,322)
Total revenues	$61,614	$387,312	$471,602	$61,614	$1,337,845	$1,380,098

Segment Adjusted EBITDA
North American theatrical exhibition	$19,968	$51,602	$87,971	$19,968	$217,740	$234,841
International theatrical exhibition	529	(2,233)	1,016	529	(1,194)	1,590
NCN and other	481	4,133	2,401	481	7,371	5,808
Segment Adjusted EBITDA	$20,978	$53,502	$91,388	$20,978	$223,917	$242,239

A reconciliation of earnings (loss) from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Week Periods			Thirty-nine Week Periods
	October 1, 2004 through December 30, 2004	October 1, 2004 through December 23, 2004	October 3, 2003 through January 1, 2004	From Inception July 16, 2004 through December 30, 2004	April 2, 2004 through December 23, 2004	April 4, 2003 through January 1, 2004
			(restated)			(restated)
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Earnings (loss) from continuing operations before income taxes	$(12,726)	$(44,358)	$20,348	$(16,403)	$(20,878)	$52,027
Plus:
Interest expense	10,482	30,357	18,765	14,776	74,259	56,204
Depreciation and amortization	3,272	29,739	32,405	3,272	92,091	89,619
Preopening expense	66	311	1,734	66	1,292	3,165
Theatre and Other closure expense	132	437	2,078	132	10,758	3,812
Disposition of assets and other gains	—	(320)	(525)	—	(2,715)	(2,481)
Investment Income	(1,630)	(3,478)	(461)	(2,247)	(6,476)	(1,723)
General and administrative:
Stock-based compensation		(5,345)	533	—	—	1,702
Merger and acquisition Costs	20,000	37,189	4,974	20,000	41,032	5,344
Other	1,382	8,970	11,537	1,382	34,554	34,570
Segment Adjusted EBITDA	$20,978	$53,502	$91,388	$20,978	$223,917	$242,239

Information about the Company’s long-term assets by operating segment is as follows (in thousands):

	Thirty-nine Weeks Ended
	December 30, 2004	January 1, 2004
		(restated)
	(Successor)	(Predecessor)
Long-term Assets
North American theatrical exhibition	$1,648,518	$1,475,223
International theatrical exhibition	173,260	148,420
NCN and other	14,675	29,284
Total segment long-term assets (1)	1,836,453	1,652,927

Construction in progress	20,796	13,141
Corporate*	1,771,919	269,531
Accumulated depreciation-property	(837,109)	(720,592)
Accumulated amortization-intangible assets	(36,251)	(33,694)
Accumulated amortization-other long-term assets	(38,523)	(34,652)
Consolidated long-term assets, net	$2,717,285	$1,146,661

	December 30, 2004	January 1, 2004
	(Successor)	(restated)
		(Predecessor)
Long-term Assets, net of accumulated depreciation and amortization
North American theatrical exhibition	$903,494	$837,643
International theatrical exhibition	83,182	75,654
NCN and other	4,809	16,900
Total segment long-term assets (1)	991,485	930,197

Construction in progress	20,796	13,141
Corporate*	1,705,004	203,323
Consolidated long-term assets, net	$2,717,285	$1,146,661

(1)          Segment long-term assets are comprised of property, intangibles and goodwill.

	December 30, 2004	January 1, 2004
	(Successor)	(restated)
		(Predecessor)
Consolidated Balance Sheet
Property, net	$963,552	$871,250
Intangible assets, net	200,320	25,263
Goodwill*	1,408,511	68,484
Deferred income taxes	64,787	129,203
Other long-term assets	80,115	52,461
Consolidated long-term assets	$2,717,285	$1,146,661

*      Amounts recorded for goodwill as of December 30, 2004 related to the Merger are included in Corporate and are expected to be allocated to the Company’s three operating segments upon completion of a preliminary valuation study performed by a valuation specialist.

NOTE 10 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  This information is not necessarily intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America.  Each of the subsidiary guarantors are 100% owned by AMCE.  The subsidiary guarantees of AMCE’s debts are full and unconditional and joint and several.

Successor From Inception July 16, 2004 through December 30, 2004 (in thousands)

					Consolidated
	Parent	Subsidiary	Subsidiary	Consolidating	AMC
	Obligor	Guarantors	Non-Guarantors	Adjustments	Entertainment, Inc.
					(Successor)
Revenues
Admissions	$—	$39,388	$2,544	$—	$41,932
Concessions	—	15,752	693	—	16,445
Other theatre	—	1,744	73	—	1,817
NCN and other	—	1,377	43	—	1,420
Total revenues	—	58,261	3,353	—	61,614

Costs and Expenses:
Film exhibition costs	—	21,264	1,430	—	22,694
Concession costs	—	1,852	107	—	1,959
Theatre operating expense	—	8,040	663	—	8,703
Rent	—	5,608	733	—	6,341
NCN and other	—	902	37	—	939
General and administrative expense:
Merger and acquistion costs	—	20,000	—	—	20,000
Other	4	1,344	34	—	1,382
Preopening expense	—	66	—	—	66
Theatre and other closure expnese	—	132	—	—	132
Depreciation and amortization	—	2,960	312	—	3,272
Total costs and expenses	4	62,168	3,316	—	65,488

Other expense (income)
Equity in net losses of subsidiaries	10,972	389	—	(11,361)	—
Interest expense
Corporate borrowings	14,657	433	852	(1,256)	14,686
Capital and financing lease obligations	—	43	47	—	90
Investment income	(2,630)	(400)	(473)	1,256	(2,247)
Total other expense	22,999	465	426	(11,361)	12,529

Loss before income taxes	(23,003)	(4,372)	(389)	11,361	(16,403)
Income tax provision (benefits)	(5,100)	6,600	—	—	1,500
Net loss	$(17,903)	$(10,972)	$(389)	$11,361	$(17,903)

Predecessor April 2, 2004 through December 23, 2004 (in thousands)

					Consolidated
	Parent	Subsidiary	Subsidiary	Consolidating	AMC
	Obligor	Guarantors	Non-Guarantors	Adjustments	Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$—	$841,183	$66,326	$—	$907,509
Concessions	—	326,715	17,970	—	344,685
Other theatre	—	43,379	3,461	—	46,840
NCN and other	—	37,825	986	—	38,811
Total revenues	—	1,249,102	88,743	—	1,337,845

Costs and Expenses:
Film exhibition costs	—	449,781	35,237	—	485,018
Concession costs	—	37,298	3,946	—	41,244
Theatre operating expense	—	290,314	22,201	—	312,515
Rent	—	217,240	26,471	—	243,711
NCN and other	—	30,504	936	—	31,440
General and administrative expense:
Merger and acquisition costs	—	41,032	—	—	41,032
Other	143	33,093	1,318	—	34,554
Preopening expense	—	1,292	—	—	1,292
Theatre and other closure expnese	—	10,758	—	—	10,758
Depreciation and amortization	—	85,108	6,983	—	92,091
Disposition of assets and other gains	—	(2,715)	—	—	(2,715)
Total costs and expenses	143	1,193,705	97,092	—	1,290,940

Other expense (income)
Equity in net losses of subsidiaries	21,531	13,816	—	(35,347)	—
Interest expense
Corporate borrowings	62,691	36,817	4,473	(37,130)	66,851
Capital and financing lease obligations	—	5,758	1,650	—	7,408
Investment income	(38,987)	(3,563)	(1,056)	37,130	(6,476)
Total other expense	45,235	52,828	5,067	(35,347)	67,783

Earnings (loss) before income taxes	(45,378)	2,569	(13,416)	35,347	(20,878)
Income tax provision (benefits)	(9,500)	24,100	400	—	15,000
Net loss	$(35,878)	$(21,531)	$(13,816)	$35,347	$(35,878)
Preferred Dividends	104,300				104,300
Net Loss for Shares of Common Stock	$(140,178)				$(140,178)

Predecessor April 4, 2003 through January 1, 2004 (in thousands)

	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
					(restated)
					(Predecessor)
Revenues
Admissions	$—	$879,156	$63,643	$—	$942,799
Concessions	—	339,836	16,323	—	356,159
Other theatre	—	36,558	3,263	—	39,821
NCN and other	—	40,793	526	—	41,319
Total revenues	—	1,296,343	83,755	—	1,380,098

Costs and Expenses
Film exhibition costs	—	476,286	34,389	—	510,675
Concession costs	—	36,335	3,613	—	39,948
Theatre operating expense	—	296,589	19,899	—	316,488
Rent	—	211,813	23,424	—	235,237
NCN and other	—	35,160	351	—	35,511
General and administrative:
Stock based compensation	—	1,702	—	—	1,702
Merger and acquisition costs	—	5,344	—	—	5,344
Other	146	33,198	1,226	—	34,570
Preopening expense	—	2,471	694	—	3,165
Theatre and other closure expense	—	3,812	—	—	3,812
Depreciation and amortization	—	81,578	8,041	—	89,619
Disposition of assets and other gains	—	(2,481)	—	—	(2,481)
Total costs and expenses	146	1,181,807	91,637	—	1,273,590

Other expense (income)
Equity in net (earnings) losses of subsidiaries	(37,064)	6,545	—	30,519	—
Interest expense
Corporate borrowings	49,542	20,460	3,350	(25,170)	48,182
Capital and financing lease obligations	—	6,427	1,595	—	8,022
Investment income	(21,820)	(3,091)	(1,982)	25,170	(1,723)
Total other expense (income)	(9,342)	30,341	2,963	30,519	54,481
Earnings (loss) from continuing operations before income taxes	9,196	84,195	(10,845)	(30,519)	52,027
Income tax provision (benefit)	(11,100)	43,300	(4,300)	—	27,900
Earnings (loss) from continuing operations	20,296	40,895	(6,545)	(30,519)	24,127
Loss from discontinued operations, net of income tax benefit	—	(3,831)	—	—	(3,831)
Net earnings (loss)	$20,296	$37,064	$(6,545)	$(30,519)	$20,296
Preferred dividends	28,527				28,527
Net loss for shares of common stock	$(8,231)				$(8,231)

Successor As of December 30, 2004 (in thousands)

	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
					(Successor)
Assets
Current assets:
Cash and equivalents	$—	$104,545	$35,466	$—	$140,011
Receivables, net	487	45,585	7,039	—	53,111
Other current assets	—	54,163	3,660	—	57,823
Total current assets	487	204,293	46,165	—	250,945

Investment in equity of subsidiaries	(109,291)	(135,708)	—	244,999	—
Property, net	—	885,056	78,496	—	963,552
Intangible assets, net	—	200,320	—	—	200,320
Intercompany advances	818,425	(632,869)	(185,556)	—	—
Goodwill	1,408,511	—	—	—	1,408,511
Deferred income taxes	—	64,787	—	—	64,787
Other long-term assets	429	60,300	19,386	—	80,115
Total assets	$2,118,561	$646,179	$(41,509)	$244,999	$2,968,230

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,374	$125,980	$11,183	$—	$138,537
Accrued expenses and other liabilities	35,394	135,298	4,208	—	174,900
Deferred revenues and income	—	87,429	1,606	—	89,035
Current maturities of corporate borrowings and capital and financing lease obligations	220,887	2,619	321	—	223,827
Total current liabilities	257,655	351,326	17,318	—	626,299
Corporate borrowings	943,336	—	—	—	943,336
Capital and financing lease obligations	—	41,529	18,556	—	60,085
Other long-term liabilities	—	362,615	58,325	—	420,940
Total liabilities	1,200,991	755,470	94,199	—	2,050,660

Stockholder’s equity	917,570	(109,291)	(135,708)	244,999	917,570
Total liabilities and stockholder’s equity	$2,118,561	$646,179	$(41,509)	$244,999	$2,968,230

Predecessor As of April 1, 2004 (in thousands)

	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
					(Predecessor)
Assets
Current assets:
Cash and equivalents	$—	$304,409	$28,839	$—	$333,248
Receivables, net	6	31,490	8,316	—	39,812
Other current assets	122	56,898	5,656	—	62,676
Total current assets	128	392,797	42,811	—	435,736

Investment in equity of subsidiaries	(140,233)	(114,281)	—	254,514	—
Property, net	—	708,574	68,703	—	777,277
Intangible assets, net	—	23,918	—	—	23,918
Intercompany advances	1,116,140	(914,633)	(201,507)	—	—
Goodwill	—	71,727	—	—	71,727
Deferred income taxes	—	143,944	—	—	143,944
Other long-term assets	2	35,081	18,849	—	53,932
Total assets	$976,037	$347,127	$(71,144)	$254,514	$1,506,534

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$98,721	$8,513	$—	$107,234
Accrued expenses and other liabilities	9,002	99,539	3,845	—	112,386
Deferred revenues and income	—	74,870	1,261	—	76,131
Current maturities of corporate borrowings and capital and financing lease obligations	—	2,482	266	—	2,748
Total current liabilities	9,002	275,612	13,885	—	298,499
Corporate borrowings	686,431	—	—	—	686,431
Capital and financing lease obligations	—	41,435	17,098	—	58,533
Other long-term liabilities	—	170,313	12,154	—	182,467
Total liabilities	695,433	487,360	43,137	—	1,225,930

Stockholders’ equity (deficit)	280,604	(140,233)	(114,281)	254,514	280,604
Total liabilities and stockholders’ equity (deficit)	$976,037	$347,127	$(71,144)	$254,514	$1,506,534

Successor From Inception on July 16, 2004 through December 30, 2004 (in thousands)

	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Net cash provided by (used in) operating activities	$11,653	$(584)	$(2,742)	$—	$8,327

Cash flows from investing activities:
Capital expenditures	—	(1,413)	(77)	—	(1,490)
Increase in restricted cash	(456,762)	—	—	—	(456,762)
Release of restricted cash	456,762	—	—	—	456,762
Acquisition of AMCE, net of cash acquired	(1,268,564)	—	—	—	(1,268,564)
Other, net	(173)	354	—	—	181
Net cash used in investing activities	(1,268,737)	(1,059)	(77)	—	(1,269,873)

Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	—	—	—	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	—	—	—	205,000
Principal payments under capital and financing lease obligations	—	(20)	(7)	—	(27)
Change in cash overdrafts	—	27,827	—	—	27,827
Change in intercompany advances	(117,170)	79,280	37,890	—	—
Capital contribution	934,901	—	—	—	934,901
Deferred financing costs	(15,647)	(899)	—	—	(16,546)
Net cash provided by financing activities	1,257,084	106,188	37,883	—	1,401,155
Effect of exchange rate changes on cash and equivalents	—	—	402	—	402
Net increase (decrease) in cash and equivalents	—	104,545	35,466	—	140,011
Cash and equivalents at beginning of period	—	—	—	—	—
Cash and equivalents at end of period	$—	$104,545	$35,466	$—	$140,011

Predecessor April 2, 2004 through December 23, 2004 (in thousands)

					Consolidated
	Parent	Subsidiary	Subsidiary	Consolidating	AMC
	Obligor	Guarantors	Non-Guarantors	Adjustments	Entertainment, Inc.
					(Predecessor)
Net cash provided by operating activities	$13,042	$127,205	$1,407	$—	$141,654

Cash flows from investing activities:
Capital expenditures	—	(63,857)	(2,298)	—	(66,155)
Increase in restricted cash	(627,338)	—	—	—	(627,338)
Proceeds from disposition of long-term assets	—	307	(30)	—	277
Other, net	—	(2,570)	3,391	—	821
Net cash (used in) provided by investing activities	(627,338)	(66,120)	1,063	—	(692,395)
Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	—	—	—	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	—	—	—	205,000
Proceeds from issuance of 12% Senior Discount Notes due 2014	169,918	—	—	—	169,918
Principal payments under capital and financing lease obligations	—	(1,807)	(213)	—	(2,020)
Change in cash overdrafts	—	3,710	—	—	3,710
Change in intercompany advances	(992)	(6,379)	7,371	—	—
Change in construction payables	—	(2,234)	—	—	(2,234)
Cash portion of preferred dividends	(9,349)	—	—	—	(9,349)
Proceeds from exercise of stock options	52	—	—	—	52
Treasury stock purchases and other	(333)	—	—	—	(333)
Net cash provided by (used in) financing activities	614,296	(6,710)	7,158	—	614,744
Effect of exchange rate changes on cash and equivalents	—	—	(615)	—	(615)
Net increase (decrease) in cash and equivalents	—	54,375	9,013	—	63,388
Cash and equivalents at beginning of period	—	304,409	28,839	—	333,248
Cash and equivalents at end of period	$—	$358,784	$37,852	$—	$396,636

Predecessor April 4, 2003 through January 1, 2004 (in thousands)

	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
					(restated)
					(Predecessor)
Net cash provided by operating activities	$7,755	$166,635	$11,099	$—	$185,489

Cash flows from investing activities:
Capital expenditures	—	(71,129)	(1,507)	—	(72,636)
Proceeds from sale/leasebacks	—	—	—	—	—
Acquisition of Megastar Cinemas L.L.C., net of cash acquired	—	(13,049)	—	—	(13,049)
Purchase of leased furniture, fixtures and equipment	—	(15,812)	—	—	(15,812)
Payment on disposal-discontinued operations	—	(5,252)	—	—	(5,252)
Proceeds from disposition of long-term assets	—	1,843	103	—	1,946
Other, net	—	(8,281)	(824)	—	(9,105)
Net cash used in investing activities	—	(111,680)	(2,228)	—	(113,908)

Cash flows from financing activities:
Principal payments under capital and financing lease obligations	—	(1,757)	(180)	—	(1,937)
Change in cash overdrafts	—	(495)	—	—	(495)
Intercompany receipts (disbursements)	(11,203)	14,127	(2,924)	—	—
Change in construction payables	—	(5,291)	—	—	(5,291)
Proceeds from exercise of stock options	3,888	—	—	—	3,888
Treasury stock purchases and other	(440)	—	—	—	(440)
Net cash provided by (used in) financing activities	(7,755)	6,584	(3,104)	—	(4,275)
Effect of exchange rate changes on cash and equivalents	—	—	(946)	—	(946)
Net increase in cash and equivalents	—	61,539	4,821	—	66,360
Cash and equivalents at beginning of period	—	227,748	16,664	—	244,412
Cash and equivalents at end of period	$—	$289,287	$21,485	$—	$310,772

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the “Department”) filed suit alleging that the Company’s stadium-style theatres violate the ADA and related regulations. The Department alleges that the Company has failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line of sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.  On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of site comparable to the general public.  The trial court did not address specific changes that might be required of the Company’s existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout.  The Company filed a request for interlocutory appeal, and the trial court denied the Company’s request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals’ ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. On June 28, 2004, the Supreme Court denied certiorari in the Regal case. Accordingly, the Company is preparing for the remedies phase of the litigation and has renewed settlement discussions with the Department.  The trial court has scheduled a status conference for February 14, 2005.

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

On December 5, 2003 the U.S. District Court for the Central District of California entered a consent order and final judgment on non-line of sight issues under which the Company agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for our patrons with disabilities at 101 stadium-style theatres and at certain theatres the Company may open or acquire in the future. The Company estimates that the cost of these betterments will be $21.0 million, which is expected to be incurred over the term of the consent order of five years. The estimate is based on the improvements at the twelve theatres surveyed by the Department. The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

New Jersey Attorney General.  On June 18, 2004, the Company received a letter from the Attorney General of the State of New Jersey regarding an investigation by the New Jersey Civil Rights Division on rear-window captioning, which captioning enables the deaf and hard of hearing to enjoy films.  The Civil Rights Division believes that the absence of rear-window captioning in the Company’s New Jersey theatres violates New Jersey’s Law Against Discrimination.  The Company has entered a Settlement Agreement with the New Jersey Attorney General to add rear-window captioning systems to five theatres in New Jersey at a total cost of approximately $110,000 to settle this dispute.

New York Attorney General.  The Company received a letter similar to the New Jersey case dated January 12, 2005 from the Civil Rights Bureau of the Attorney General of the State of New York regarding their investigation into the accessibility of first run movie theatres to persons with hearing or visual impairments.  The Civil Rights Bureau wants to ensure the existence of ancillary aids and services for AMC patrons with hearing or vision impairments.  The Company has four theatres in the state of New York affected by this investigation.

Derivative Suits. On July 22, 2004, two lawsuits purporting to be class actions were filed in the Court of Chancery of the State of Delaware, one naming the Company, the Company’s directors, Apollo Management and certain entities affiliated with Apollo as defendants and the other naming the Company, the Company’s directors, Apollo Management and Holdings as defendants.  Those actions were consolidated on August 17, 2004.  The plaintiffs in the consolidated action filed an amended complaint in the Chancery Court on October 22, 2004 and moved for expedited proceedings on October 29, 2004.

On July 23, 2004, three more lawsuits purporting to be class actions were filed in the Circuit Court of Jackson County, Missouri, each naming the Company and the Company’s directors as defendants.  These lawsuits were consolidated on September 27, 2004.  The plaintiffs in the consolidated action filed an amended complaint in the Circuit Court of Jackson County on October 29, 2004.  The Company filed a motion to stay the case in deference to the prior-filed Delaware action and separate motion to dismiss the case in the alternative on November 1, 2004.

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

On November 23, 2004, the parties in this litigation entered into a Memorandum of Understanding providing for the settlement of both the Missouri action and Delaware action.  Pursuant to the terms of the Memorandum of Understanding, the parties agreed, among other things, that: (i) Holdings would waive Section 6.4(a)(C) of the merger agreement to permit the Company to provide non-public information to potential interested parties in response to any bona fide unsolicited written acquisition proposals by such parties (which it did), (ii) the Company would make certain disclosures requested by the plaintiff in the proxy statement and the related Schedule 13E-3 in connection with the special meeting to approve the Merger (which it did) and (iii) the Company would pay, on behalf of the defendants, fees and expenses of plaintiffs’ counsel of approximately $1.7 million (which such amounts the Company believes are covered by its existing directors and officers insurance policy). In reaching this settlement, the Company confirmed to the plaintiffs that Lazard and Goldman Sachs had each been provided with the financial information included in the Company’s earnings press release, issued on the same date as the announcement of the merger agreement.  The Memorandum of Understanding also provided for the dismissal of the Missouri action and the Delaware action with prejudice and release of all related claims against the Company, the other defendants and their respective affiliates.  The settlement as provided for in the Memorandum of Understanding is contingent upon, among other things, approval by the court.

Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court (Case No: 03CC00429). On September 26, 2003, plaintiff filed this suit as a purported class action on behalf of himself and other current and former “senior managers”, “salary operations managers” and persons holding similar positions who claim that they were improperly classified by the Company as exempt employees over the prior four years.  On April 28, 2004, William Baer and additional plaintiffs filed a related case titled William Baer and Anisnara Hamlzonek v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court, Case No: 04CC00507.  On December 9, 2004, the Baer Court denied plaintiffs’ motion for class certification, and on January 7, 2005, the Grant Court granted defendants’ motion to strike the class allegations.  In both the Baer and Grant proceedings, individual wage and hour claims against the Company remain to be litigated.

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

American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). The Company is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres. The Company currently estimates its claim for repair costs at these theatres will aggregate approximately $34,600,000, of which it has expended approximately $25,300,000 through December 30, 2004. The remainder is for projected costs of repairs yet to be performed. The Company also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

Certain parties to the Missouri litigation have filed counterclaims against the Company, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. The Company currently estimates that its claim against Ammon is for approximately $6,000,000. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity. On May 18, 2004 the Company received additional settlement payments of $2,310,000 from various parties in connection with this matter and subsequent to December 30, 2004, the Company received another settlement payment of $100,000, bringing the aggregate amount received in settlements to $3,335,000.  Also subsequent to December 30, 2004, the Company signed another settlement agreement for $200,000 related to a theatre.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB published a revision to SFAS No. 132R Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remained in effect until the provisions of SFAS No. 132R were adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003. Adoption of SFAS No. 132R did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP No. 106-1”) in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”) requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor’s ability to evaluate the direct effects of the new law and the ancillary effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company’s results of operations, financial position and financial statement disclosure. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a postretirement benefit plan which will benefit from the subsidy, which the Company is required to adopt after its valuation report is issued during the fourth quarter of fiscal 2005. Adoption of FSP106-2 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe that the adoption of EITF 03-1 will have a material impact on its financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Annual Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) our ability to enter into various financing programs; (ii) the cost and availability of films and the performance of films licensed by us; (iii) competition; (iv) construction delays; (v) the ability to open or close theatres and screens as currently planned; (vi) the ability to sub-lease vacant retail space; (vii) domestic and international political, social and economic conditions; (viii) demographic changes; (ix) increases in the demand for real estate; (x) changes in real estate, zoning and tax laws; (xi) unforeseen changes in operating requirements; (xii) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations; and (xiii) results of significant litigation. Readers are urged to consider these factors carefully in evaluating the forward-looking statements.

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

Overview

We are one of the world’s leading theatrical exhibition companies. As of December 30, 2004, we operated 231 theatres with a total of 3,560 screens, with 93%, or 3,322, of our screens in North America, and 7%, or 238, of our screens in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom.

We are organized as an intermediate holding company.  Our parent is Marquee Holdings Inc., (“Holdings”).  Our principal directly owned subsidiaries are American Multi-Cinema, Inc. (“AMC”), AMC Entertainment International, Inc. (“AMCEI”) and National Cinema Network, Inc. (“NCN”). We conduct our North American theatrical exhibition business through AMC and its subsidiaries and AMCEI. We conduct our International theatrical exhibition business through AMCEI and its subsidiaries. We engage in advertising services through NCN.

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

We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through December 30, 2004, we added 114 theatres with 2,387 new screens, acquired 80 theatres with 786 screens and disposed of 196 theatres with 1,249 screens. As of December 30, 2004, approximately 74%, or 2,641, of our screens were located in megaplex theatres.

We completed a merger on December 23, 2004 in which Marquee Holdings Inc. ("Holdings") acquired AMCE.  Holdings is an investment vehicle owned by certain affiliates of J.P. Morgan Partners (BHCA) L.P. and certain other affiliated funds managed by J.P. Morgan Partners, LLC (collectively, “JPMP”) and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, “Apollo,” and together with JPMP, the “Sponsors”) and certain other co-investors.  See Note 2 - Acquisitions for additional information regarding the merger.  Marquee Inc. (“Marquee”, or “Successor”) is a company formed on July 16, 2004.  On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the “Predecessor”). Upon the consummation of the merger between Marquee Inc. and AMCE on December 23, 2004, Marquee Inc. was dissolved and renamed as AMCE, which is the legal name of the surviving reporting entity. The merger was treated as a purchase with Marquee being the “accounting acquiror” in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations.  As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date.  The consolidated financial statements presented herein are those of the accounting acquiror from its inception on July 16, 2004 through December 30, 2004, and those of its Predecessor, AMCE, for all prior periods through the merger date.

Unaudited Pro Forma Thirteen weeks ended December 30, 2004 compared to the Thirteen weeks ended January 1, 2004

As a result of the December 23, 2004 merger described above, our Predecessor does not have financial results for the one week period ended December 30, 2004.   In order to present Management’s Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined the current year Predecessor theatrical exhibition and NCN and other operating information (12 weeks) with current year Successor operating information (1 week), on an unaudited  pro forma combined basis.   The unaudited pro forma combined data consist of unaudited Predecessor information for the 12 weeks ended December 23, 2004 and unaudited Successor information for the one week ended December 30, 2004.  The pro forma information for the 13 week period ended December 30, 2004 does not purport to represent what our consolidated results of operations would have been if the Successor had actually began theatrical exhibition operations on October 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on October 1, 2004.

Set forth in the table below is the pro forma summary of revenues, costs and expenses attributable to the Company’s North American and International theatrical exhibition operations and NCN and other businesses.   Reference is made to Note 9 to the Notes to the Consolidated Financial Statements for additional information about our operations by operating segment.

		Twelve	Pro Forma Thirteen	Thirteen
	One Week Ended	Weeks Ended	Weeks Ended	Weeks Ended	%
	December 30, 2004	December 23, 2004	December 30, 2004	January 1, 2004	Change
	(Successor)	(Predecessor)		(Predecessor)
Revenues
North American theatrical exhibition
Admissions	$39,006	$235,955	$274,961	$296,795	(7.4)%
Concessions	15,696	93,829	109,525	113,403	(3.4)%
Other theatre	1,734	15,750	17,484	13,565	28.9%
	56,436	345,534	401,970	423,763	(5.1)%
International theatrical exhibition
Admissions	2,926	20,926	23,852	24,988	(4.5)%
Concessions	749	5,606	6,355	6,373	(0.3)%
Other theatre	83	1,011	1,094	1,274	(14.1)%
	3,758	27,543	31,301	32,635	(4.1)%

NCN and Other	1,420	14,235	15,655	15,204	3.0%

Total Revenues	$61,614	$387,312	$448,926	$471,602	(4.8)%

Cost of Operations
North American theatrical exhibition
Film exhibition costs	$21,065	$124,887	$145,952	$157,190	(7.1)%
Concession costs	1,842	11,472	13,314	11,750	13.3%
Theatre operating expense	7,981	90,369	98,350	97,147	1.2%
Rent	5,580	67,204	72,784	69,705	4.4%
Preopening expense	66	311	377	1,354	(72.2)%
Theatre and other closure expense	(147)	437	290	2,072	(86.0)%
	36,387	294,680	331,067	339,218	(2.4)%
International theatrical exhibition
Film exhibition costs	1,629	10,784	12,413	13,537	(8.3)%
Concession costs	117	1,161	1,278	1,388	(7.9)%
Theatre operating expense	722	8,019	8,741	7,648	14.3%
Rent	761	9,812	10,573	9,046	16.9%
Preopening expense	—	—	—	380	*
	3,229	29,776	33,005	31,999	3.1%
NCN and other	939	10,102	11,041	12,803	(13.8)%
Theatre and other closure expense (NCN and Other)
	279	—	279	6	*
General and administrative expense:
Stock-based compensation	—	(5,345)	(5,345)	533	*
Merger and acquisition costs	20,000	37,189	57,189	4,974	*
Other	1,382	8,970	10,352	11,537	(10.3)%
Depreciation and amortization	3,272	29,739	33,011	32,405	1.9%
Dispostion of assets and other gains	—	(320)	(320)	(525)	(39.0)%

Total costs and expenses	$65,488	$404,791	$470,279	$432,950	8.6%

* Percentage change in excess of 100%

Revenues.  Total revenues decreased 4.8%, or $22,676,000, during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004.

North American theatrical exhibition revenues decreased 5.1% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004.  Admissions revenues decreased 7.4% due to a 9.9% decrease in attendance partially offset by a 2.8% increase in average ticket price.  Attendance decreased primarily due to film product and a difference in fiscal quarter ending dates, which included only the Christmas holiday week in the pro forma current period and the Christmas and New Year’s holiday weeks in the prior period.  Attendance at comparable theatres (theatres opened before the third quarter of fiscal 2004) decreased by 12.4%.  The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. We opened 4 theatres with 62 screens, and closed 8 theatres with 65 screens since January 1, 2004. Concessions revenues decreased 3.4% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. This was due to the decrease in attendance partially offset by a 7.2% increase in average concessions per patron related to price increases and an increase in units sold per patron.

International theatrical exhibition revenues decreased 4.1% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. Admissions revenues decreased 4.5% due to an 8.8% decrease in attendance partially offset by a 4.6% increase in average ticket price due primarily to the weaker U.S. dollar. Attendance at comparable theatres decreased 9.9%, primarily due to film product. Concession revenues decreased 0.3% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004 due to the decrease in attendance partially offset by a 9.3% increase in concessions per patron due primarily to the weaker U.S. dollar.  International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Revenues from NCN and other increased 3.0%, or $451,000 during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004.

Costs and expenses.  Total costs and expenses increased 8.6%, or $37,329,000, during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004.

North American theatrical exhibition costs and expenses decreased 2.4% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. Film exhibition costs decreased 7.1% due to decreased admissions revenues. Concession costs increased 13.3% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. This was due to an increase in concessions costs as a percentage of concession revenues partially offset by a decrease in concessions revenues. As a percentage of concessions revenues, concession costs were 12.2% in the pro forma current period compared with 10.4% in the prior period. The increase primarily relates to the timing of vendor rebates earned and received.  Theatre operating expense increased 1.2% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004, due primarily to an increase in advertising expense and property tax expense.  As a percentage of revenues, theatre operating expense was 24.5% in the pro forma current period as compared to 22.9% in the prior period. Rent expense increased 4.4% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. This was due to the opening of new theatres since January 1, 2004 and the sale and leaseback of the real estate assets associated with three theatres for proceeds of $63,911,000 on March 30, 2004. During the pro forma thirteen weeks ended December 30, 2004, we recognized $290,000 of theatre and other closure expense related primarily to previously closed theatres.  During the  thirteen weeks ended January 1, 2004, we recognized $2,072,000 of theatre and other closure expense related primarily to the accruals on future rentals on three theatres with 20 screens.

International theatrical exhibition costs and expenses increased 3.1% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. Film exhibition costs decreased 8.3% due to the decrease in admissions revenues and a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.0% in the pro forma current period as compared with 54.2% in the prior period due to film product mix. Concession costs decreased 7.9% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. This was due to a decrease in concession costs as a percentage of concession revenues and the decrease in concession revenues.   As a percentage of concession revenues, concession costs were 20.1% in the pro forma current period as compared to 21.8% in the prior period.  Theatre operating expense increased 14.3% and rent expense increased 16.9% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Costs and expenses from NCN and other decreased 13.8% during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. This was due primarily to the reduction of overhead costs associated with the integration of NCN’s administrative functions into our home office location.

General and Administrative Expense:

Stock-based Compensation.  Stock-based compensation decreased $5,878,000, during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004.  The current period reflects our expectations that certain of the performance measures for fiscal 2005 will not be met and related discretionary awards will not be made. Accordingly, we have recorded no expense or accrual for fiscal 2005 performance grants.  The prior period reflects expense from the plan approval date, September 18, 2003 through January 1, 2004.

Merger and Acquisition Costs.  Merger and acquisition costs increased $52,215,000 to $57,189,000 for the pro forma thirteen weeks ended December 30, 2004 from $4,974,000 for the thirteen weeks ended January 1, 2004.  The current period reflects costs associated with the Merger.  Prior period costs were due primarily to the recognition of $4,290,000 of professional and consulting expenses directly related to a possible business combination with Loews Cineplex Entertainment Corporation that did not occur.

Other.  Other general and administrative expense decreased 10.3%, or $1,185,000 during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004, primarily due to decreased bonus expense.

Depreciation and Amortization.  Depreciation and amortization increased 1.9%, or $606,000 during the pro forma thirteen weeks ended December 30, 2004 compared to the thirteen weeks ended January 1, 2004. This was due primarily to depreciation at new theatres and depreciation at comparable theatres where the economic lives of certain assets were revised to reflect a change in management’s best estimate of their economic lives partially offset by decreased amortization of intangible assets at comparable theatres where certain intangible assets became fully amortized.

Disposition of Assets and Other Gains.  Disposition of assets and other gains were $320,000 in the pro forma current period. The gains primarily relate to a sale of NCN equipment.  The prior period includes a $525,000 gain on a settlement received related to various fireproofing claims at one theatre  (See Part II Item 1. Legal Proceedings of this Form 10-Q.)

Interest Expense.  Interest expense for the thirteen week periods was $10,482,000, $30,357,000 and $18,765,000 for the Successor period ended December 30, 2004, the Predecessor period ended December 23, 2004 and the Predecessor period ended January 1, 2004, respectively. Interest expense for the Predecessor period ended December 23, 2004 compared to the Predecessor period ended January 1, 2004 increased primarily due to increased borrowings related to the Merger. In addition, the interest for the Successor period ended December 30, 2004 includes $9,227,000 of interest expense related to the Fixed Notes due 2012 and the Floating Notes due 2010. The interest on these notes was required to be included in the Predecessor period ended December 23, 2004 pursuant to FIN 46R. See Note 1—Basis of Presentation for additional information about FIN 46R.

On August 18, 2004, we issued $250,000,000 of 8 5/8% senior unsecured fixed rate notes due 2012 (“Fixed Notes due 2012”) and $205,000,000 of senior unsecured floating rate notes due 2010 (“Floating Notes due 2010”),  the interest rate of which is currently 6.54% per annum.  On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% senior discount notes due 2014 (“Discount Notes due 2014”) for gross proceeds of $169,917,760.  Interest expense associated with the Discount Notes due 2014 is included in the Consolidated Statements of Operations through December 23, 2004.

On February 24, 2004, we sold $300,000,000 aggregate principal amount of 8% senior subordinated notes due 2014 (the “Notes due 2014”). We used the net proceeds (approximately $294,000,000) to redeem our 9 1/2% Senior Subordinated Notes due 2009 (the “Notes due 2009”) and a portion of our 9 1/2% Senior Subordinated Notes due 2011 (the “Notes due 2011”). On March 25, 2004, we redeemed $200,000,000 of our Notes due 2009 and $83,406,000 of our Notes due 2011.

Investment Income.  Investment income for the thirteen week periods was $1,630,000, $3,478,000 and $461,000 for the Successor period ended December 30, 2004, the Predecessor period ended December 23, 2004 and the Predecessor period ended January 1, 2004, respectively. Investment income for the Predecessor period ended December 23, 2004 compared to the Predecessor period ended January 1, 2004 increased primarily due to the escrow funds and increased cash available for investment during the current period as compared with the prior period.  In addition, the interest for the Successor period ended December 30, 2004 includes $1,603,00 of interest income related to the escrow funds.  The interest on these funds was required to be included in the Predecessor period ended December 23, 2004 pursuant to FIN 46R. See Note 1—Basis of Presentation for additional information about FIN 46R.

Income Tax Provision.  The provision for income taxes from continuing operations for the thirteen week Successor period ended December 30, 2004 was $1,500,000. The Successor period includes $20,000,000 in merger costs which are currently being treated as non-deductible. The provision for income taxes, from continuing operations for the Predecessor period ended December 23, 2004 was $700,000 and includes $37,189,000 in Merger costs which are currently being treated as non-deductible. The provision for income taxes for the thirteen week Predecessor period ended January 1, 2004 was $11,900,000.

Loss From Discontinued Operations, Net.  On December 4, 2003 we sold one theatre in Sweden with 18 screens. The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

Loss for Shares of Common Stock.  Loss for shares of common stock for the thirteen week periods was $14,226,000, $136,638,000 and $5,867,000 for the Successor period ended December 30, 2004, the Predecessor period ended December 23, 2004 and the Predecessor period ended January 1, 2004, respectively. Preferred Stock dividends of 33,408 shares of Preferred Stock valued at $91,113,000 and accretion of $467,000 were recorded during the Predecessor period ended December 23, 2004. Preferred Stock dividends of 4,664 shares of Preferred Stock valued at $11,074,000 were recorded during the Predecessor period ended January 1, 2004. In connection with the merger, each outstanding share of Preferred Stock converted into the right to receive $2,727.27 in cash.

Unaudited Pro Forma Thirty-nine weeks ended December 30, 2004 compared to the Thirty-nine weeks ended January 1, 2004

As a result of the December 23, 2004 merger described above, our Predecessor does not have financial results for the one week period ended December 30, 2004.   In order to present Management’s Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined the current year Predecessor Theatrical Exhibition and NCN and Other operating information (thirty-eight weeks) with current year Successor operating information (one week), on an unaudited  pro forma combined basis.   The unaudited pro forma combined data consist of unaudited Predecessor information for the thirty-eight weeks ended December 23, 2004 and unaudited Successor information for the one week ended December 30, 2004.  The pro forma information for the thirty-nine week period ended December 30, 2004 does not purport to represent what our consolidated results of operations would have been if the Successor had actually been formed on April 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on April 1, 2004.

Set forth in the table below is the pro forma summary of revenues, costs and expenses attributable to the Company’s North American and International theatrical exhibition operations and NCN and other businesses.   Reference is made to Note 9 to the Notes to the Consolidated Financial Statements for additional information about our operations by operating segment.

		Thirty eight	Pro Forma Thirty Nine	Thirty Nine
	One Week Ended	Weeks Ended	Weeks Ended	Weeks Ended	%
	December 30, 2004	December 23, 2004	December 30, 2004	January 1, 2004	Change
	(Successor)	(Predecessor)		(Predecessor)

Revenues
North American theatrical exhibition
Admissions	$39,006	$836,254	$875,260	$873,734	0.2%
Concessions	15,696	326,086	341,782	339,219	0.8%
Other theatre	1,734	43,306	45,040	36,497	23.4%
	56,436	1,205,646	1,262,082	1,249,450	1.0%
International theatrical exhibition
Admissions	2,926	71,255	74,181	69,065	7.4%
Concessions	749	18,599	19,348	16,940	14.2%
Other theatre	83	3,534	3,617	3,324	8.8%
	3,758	93,388	97,146	89,329	8.8%

NCN and Other	1,420	38,811	40,231	41,319	(2.6)%

Total Revenues	$61,614	$1,337,845	$1,399,459	$1,380,098	1.4%

Cost of Operations
North American theatrical exhibition
Film exhibition costs	$21,065	$447,412	$468,477	$473,728	(1.1)%
Concession costs	1,842	37,161	39,003	36,192	7.8%
Theatre operating expense	7,981	288,406	296,387	295,141	0.4%
Rent	5,580	214,927	220,507	209,548	5.2%
Preopening expense	66	1,292	1,358	2,471	(45.0)%
Theatre and other closure expense	(147)	10,758	10,611	3,466	*
	36,387	999,956	1,036,343	1,020,546	1.5%
International theatrical exhibition
Film exhibition costs	1,629	37,606	39,235	36,947	6.2%
Concession costs	117	4,083	4,200	3,756	11.8%
Theatre operating expense	722	24,109	24,831	21,347	16.3%
Rent	761	28,784	29,545	25,689	15.0%
Preopening expense	—	—	—	694	*
	3,229	94,582	97,811	88,433	10.6%

NCN and other	939	31,440	32,379	35,511	(8.8)%
Theatre and other closure expense (NCN and Other)	279	—	279	346	(19.4)%
General and administrative expense			—
Stock based compensation	—	—	—	1,702	*
Merger and Acquisitions costs	20,000	41,032	61,032	5,344	*
Other	1,382	34,554	35,936	34,570	4.0%
Depreciation and amortization	3,272	92,091	95,363	89,619	6.4%
Dispostion of assets and other gains	—	(2,715)	(2,715)	(2,481)	9.4%

Total costs and expenses	$65,488	$1,290,940	$1,356,428	$1,273,590	6.5%

* Percentage change in excess of 100%

Revenues.  Total revenues increased 1.4%, or $19,361,000, during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004.

North American theatrical exhibition revenues increased 1.0% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. Admissions revenues increased 0.2% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. This was due to a 4.1% increase in average ticket price, partially offset by a 3.8% decrease in attendance. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket price and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance at comparable theatres (theatres opened before the first quarter of fiscal 2004) decreased by 6.5%.  Attendance decreased primarily due to film product and due to a difference in period ending dates, which included only the Christmas holiday week during the pro forma current period and the Christmas and New Year’s holiday weeks in the prior period.  We opened 4 theatres with 62 screens and closed 8 theatres with 65 screens since January 1, 2004. Concessions revenues increased 0.8% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. This was due to a 4.7% increase in average concessions per patron related to price increases and an increase in units sold per patron, partially offset by the decrease in attendance.

International theatrical exhibition revenues increased 8.8% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. Admissions revenues increased 7.4% due to a 2.9% increase in attendance and a 4.3% increase in average ticket price due primarily to the weaker U.S. dollar. Attendance at comparable theatres increased 0.6%, due to popularity of film product. Concession revenues increased 14.2% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. This was due to a 10.9% increase in concessions per patron and the increase in attendance.  Concessions per patron increased primarily due to the weaker U.S. dollar. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Revenues from NCN and other decreased 2.6% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. due to a decrease in advertising revenues resulting from a reduction in screens served by NCN. This decline resulted from an initiative to improve profitability by eliminating marginally profitable contracts with certain theatre circuits.

Costs and expenses.  Total costs and expenses increased 6.5%, or $82,838,000, during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004.

North American theatrical exhibition costs and expenses increased 1.5% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. Film exhibition costs decreased 1.1% due primarily to the decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.5% in the pro forma current period as compared with 54.2% in the prior period due to improved film rental terms. Concession costs increased 7.8% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. This was due to the increase in concessions revenues and an increase in concessions costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 11.4% in the pro forma current period compared with 10.7% in the prior period. As a percentage of revenues, theatre operating expense was 23.5% in the pro forma current period as compared to 23.6% in the prior period. Rent expense increased 5.2% due to the opening of new theatres since January 1, 2004 and the sale and leaseback of the real estate assets associated with three theatres for proceeds of $63,911,000 on March 30, 2004. During the pro forma thirty-nine weeks ended December 30, 2004, we recognized $10,611,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens in the prior quarter. During the thirty-nine weeks ended January 1, 2004, we recognized $3,466,000 of theatre and other closure expense related primarily to a payment to a landlord to terminate a lease on a theatre closed during the period and due to accruals for future minimum rentals on three theatres with 20 screens closed during the current period.

International theatrical exhibition costs and expenses increased 10.6% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. Film exhibition costs increased 6.2% due to the increase in admissions revenues partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.9% in the pro forma current period as compared with 53.5% in the prior period. Concession costs increased 11.8% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. This was due to the increase in concession revenues. Theatre operating expense increased 16.3% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004, primarily due to increased payroll and related costs primarily at our new theatre and rent expense increased 15.0% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. This was primarily related to our new theatre. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Costs and expenses from NCN and other decreased 8.8% during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. This was due primarily to the reduction of overhead costs associated with the integration of NCN’s administrative functions into our home office location and decreased revenues.

General and Administrative Expense:

Stock-based Compensation.  Stock-based compensation decreased $1,702,000, during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004.  The pro forma current period reflects our expectations that certain of the performance measures for fiscal 2005 will not be met and related discretionary awards will not be made. Accordingly, we have recorded no expense or accrual for fiscal 2005 performance grants.  The prior period reflects expense from the plan approval date, September 18, 2003 through January 1, 2004.

Merger and acquisition.  Merger and acquisition costs increased $55,688,000 to $61,032,000 during the pro forma thirty-nine weeks ended December 30, 2004 over the $5,344,000 recognized during the thirty-nine weeks ended January 1, 2004.  The pro forma current period primarily reflects costs associated with the Merger.  Prior period costs were primarily for professional and consulting expenses directly related to a possible business combination with Loews Cineplex Entertainment Corporation that did not occur.

Other.  Other general and administrative expense increased 4.0%, or $1,366,000 during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. This was primarily related to salaries, benefits and related taxes.

Depreciation and Amortization.  Depreciation and amortization increased 6.4%, or $5,744,000 during the pro forma thirty-nine weeks ended December 30, 2004 compared to the thirty-nine weeks ended January 1, 2004. This was due primarily to depreciation at new theatres and depreciation at comparable theatres where the economic lives of certain assets were revised to reflect a change in management’s best estimate of their economic lives, partially offset by decreased amortization of intangible assets at comparable theatres where certain assets became fully amortized.

Disposition of Assets and Other Gains.  Disposition of assets and other gains were $2,715,000 in the pro forma current period. The pro forma current period includes a $2,310,000 settlement received related to fireproofing claims at various theatres (see Part II Item 1. Legal Proceedings), $320,000 related to a sale of NCN equipment and a $111,000 settlement received from a construction contractor related to one Canadian theatre.  The prior period includes a $1,556,000 gain on disposition of one theatre and settlements of $925,000 received related to various fireproofing claims at two theatres.

Interest Expense.  Interest expense for the thirty nine week periods was $14,776,000, $74,259,000 and $56,204,000 for the Successor period ended December 30, 2004, the Predecessor period ended December 23, 2004 and the Predecessor period ended January 1, 2004, respectively. Interest expense for the thirty-nine week Predecessor period ended December 23, 2004 compared to the Predecessor period ended January 1, 2004 increased primarily due to increased borrowing related to the Merger. In addition, the interest for the Successor period ended December 30, 2004 includes $13,521,000 of interest expense related to the Fixed Notes due 2012 and the Floating Notes due 2010. The interest on these notes was required to be included in the Predecessor period ended December 23, 2004 pursuant to FIN 46R.  See Note 1—Basis of Presentation for additional information about FIN 46R.

On August 18, 2004, we issued $250,000,000 of our Fixed Notes due 2012 and $205,000,000 of our Floating Notes due 2010, the interest rate of which is currently 6.54% per annum.  On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% Discount Notes due 2014 for gross proceeds of $169,917,760.  Interest expense associated with the Discount Notes due 2014 is included in our Consolidated Statements of Operations through December 23, 2004.

On February 24, 2004, we sold $300,000,000 aggregate principal amount of our Notes due 2014. We used the net proceeds (approximately $294,000,000) to redeem our Notes due 2009 and a portion of our Notes due 2011. On March 25, 2004, we redeemed $200,000,000 of our Notes due 2009 and $83,406,000 of our Notes due 2011.

Investment Income.  Investment income for the thirty-nine week periods was $2,247,000, $6,476,000 and $1,723,000 for the Successor period ended December 30, 2004, the Predecessor period ended December 23, 2004 and the Predecessor period ended January 1, 2004, respectively. Investment income for the Predecessor period ended December 23, 2004 compared to the Predecessor period ended January 1, 2004 increased primarily due to the escrow funds and increased cash available for investment during the current period as compared with the prior period.  In addition, the interest for the Successor period ended December 30, 2004 includes $2,225,000 of interest income related to the escrow funds.  The interest on these funds was required to be included in the Predecessor period ended December 23, 2004 pursuant to FIN 46R.  See Note 1—Basis of Presentation for additional information about FIN 46R.

Income Tax Provision.  The provision for income taxes from continuing operations from inception on July 16, 2004 through December 30, 2004 was $1,500,000. The Successor period includes $20,000,000 in merger costs which are currently being treated as non-deductible. The provision for income taxes from continuing operations for the Predecessor period ended December 23, 2004 was $15,000,000 and includes $41,032,000 in merger costs which are currently being treated as non-deductible. The provision for income taxes from continuing operations for the Predecessor period ended January 1, 2004 was $27,900,000.

Loss From Discontinued Operations, Net.  On December 4, 2003 we sold one theatre in Sweden with 18 screens. The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

Loss for Shares of Common Stock.  Loss for shares of common stock for the thirty-nine week periods, was $17,903,000, $140,178,000 and $8,231,000 for the Successor period ended December 30, 2004, the Predecessor period ended December 23, 2004 and the Predecessor period ended January 1, 2004, respectively. Preferred Stock dividends of 1,023 shares of Preferred Stock valued at $2,362,000 for the period from April 1, 2004 to April 19, 2004, cash dividends of $9,349,00 for the period from April 19, 2004 through September 30, 2004, special Preferred Stock dividends and 33,408 shares of Preferred Stock valued at $91,113,000 and accretion of $1,467,000 were recorded during the Predecessor period ended December 23, 2004. Preferred Stock dividends of 14,649 shares of Preferred Stock valued at $28,527,000 were recorded during the Predecessor period ended January 1, 2004. In connection with the merger, each outstanding share of Preferred Stock converted into the right to receive $2,727.27 in cash.

LIQUIDITY AND CAPITAL RESOURCES

Our revenues are primarily collected in cash, principally through box office admissions and theatre concessions sales. We have an operating “float” which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during such periods.

On December 23, 2004, we completed a merger in which we were acquired by Marquee Holdings Inc. (“Holdings”) pursuant to an Agreement and Plan of Merger, dated as of July 22, 2004 (the “Merger Agreement”), by and among AMC Entertainment Inc. (“AMCE”), Holdings and Marquee Inc. Marquee Inc., a wholly owned subsidiary of Holdings, merged with and into us; we remain as the surviving entity (the “Merger”) and became a wholly owned subsidiary of Holdings.

Pursuant to the terms of the Merger Agreement, each issued and outstanding share of our common stock and Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of our preferred stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the Merger was approximately $1.67 billion.

Holdings used the net proceeds from the sale of our notes (as described below), together with our existing cash balances and the proceeds from the equity contribution from Holdings (consisting of equity contributed by the Sponsors (as defined below), the co-investors and certain members of management and the net proceeds of an offering of Holdings notes), to finance the Merger.

In connection with and as a result of the Merger, our stock is no longer publicly traded and we delisted our common stock, 66 2/3 ¢ par value, from the American Stock Exchange on December 23, 2004.

Cash flows from operating activities for the thirty-nine week periods, as reflected in the Consolidated Statements of Cash Flows, were $8,327,000, $141,654,000 and $185,489,000 for the Successor period ended December 30, 2004, the Predecessor period ended December 23, 2004 and the Predecessor period ended January 1, 2004, respectively. The decrease in operating cash flows for the Predecessor period ended December 23, 2004 compared to the Predecessor period ended January 1, 2004 was primarily due to transaction costs related to the Merger of $41,032,000 of which $23,971,000 were paid during the Predecessor period ended December 23, 2004. We had a working capital deficit as of December 30, 2004 of $375,354,000 and a working capital surplus of $137,237,000 as of April 1, 2004. The working capital deficit is primarily the result of our Notes due 2011 (aggregate principal amount of approximately $214,474,000) becoming due as a result of the change in control brought about by the Merger in addition to decreased cash balances resulting from the Merger.  See Merger Transaction below for additional information about the Change of Control offer for our Notes due 2011. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $162,000,000 available on our credit facility to meet these obligations as of December 30, 2004.

Cash outflows from investing activities for the thirty-nine week periods were $1,269,873,000, $692,395,000 and $113,908,000 for the Successor period ended December 30, 2004, the Predecessor period ended December 23, 2004 and the Predecessor period ended January 1, 2004, respectively.  Cash outflows for investing activities include a payment to common and preferred stockholders net of cash acquired of $1,268,564,000 related to the Merger for the Successor period ended December 30, 2004 and capital expenditures of $66,155,000 and $72,636,000 during the Predecessor periods ended December 23, 2004 and January 1, 2004, respectively.  As of December 30, 2004, we had construction in progress of $20,796,000.  We had 9 theatres in North America with a total of 148 screens under construction as of December 30, 2004.  We expect that our gross capital expenditures in fiscal 2005 will be approximately $111,000,000 and our proceeds from sale/leasebacks will be approximately $39,000,000.

Cash flows from financing activities for the thirty-nine week periods were $1,401,155,000, $614,744,000 and ($4,275,000) for the Successor period ended December 30, 2004, the Predecessor period ended December 23, 2004 and the Predecessor period ended January 1, 2004, respectively.  Cash flows from financing activities for the Succesor period ended December 30, 2004 include a capital contribution from Holdings related to the Merger of $934,901,000 and proceeds of $455,000,000 related to the issuance of Senior Notes.  Cash flows from financing activities for the Predecessor period ended December 23, 2004, include proceeds related to the issuance of notes of $624,918,000 to finalize the Merger.

We continue to expand our North American and international theatre circuits.  During fiscal 2005, we opened three theatres with 44 screens and closed four theatres with 28 screens resulting in a circuit total of 231 theatres and 3,560 screens as of December 30, 2004.

We fund the costs of constructing new theatres using existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for a portion of the construction costs. However, we may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. We currently have two theatre locations that we believe could be sold and leased back for estimated proceeds of $51,000,000 should we elect to do so, and if allowed under the financial covenants of our existing debt instruments.

Historically, we have either paid for or leased the equipment used in a theatre.  Subsequent to the period ended December 30, 2004 we purchased previously leased equipment and leasehold improvements from lessors for $25,292,000.

On December 19, 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. (“MegaStar”) for a cash purchase price of $15,037,000. In connection with the acquisition, we assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating and have been built since 2000. As of December 30, 2004, $1,500,000 of the estimated total purchase price was unpaid, and was paid on December 31, 2004.

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 1, 2004 for certain additional information about our Notes due 2011, 9 7/8% senior subordinated notes due 2012 (the “Notes due 2012”), and our Notes due 2014.

The indentures relating to our outstanding Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Floating Notes due 2010 allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our amended credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Floating Notes due 2010). Under the indenture relating to the Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Floating Notes due 2010, the most restrictive of the indentures, we could borrow approximately $334,383,000 as of December 30, 2004 in addition to permitted indebtedness (assuming an interest rate of 9% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new “permitted indebtedness” under the terms of the indenture relating to the Notes due 2011, Notes due 2012 and Notes due 2014.  The Fixed Notes due 2012 and Floating Notes due 2010 also contain covenants which restrict incurrence of additional senior indebtedness based on the senior leverage ratio as defined in the indentures.

The indentures relating to the notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Notes due 2011, Notes due 2012, Notes due 2014, Fixed Notes due 2012 and Floating Notes due 2010 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.  As of December 30, 2004, we were in compliance with all financial covenants relating to the credit facility, the Notes due 2011, the Notes due 2012, the Notes due 2014, Fixed Notes 2012 and Floating Notes due 2010.  For additional information relating to covenants contained in the indentures governing the notes, see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended April 1, 2004.

We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the credit facility and the notes.

Merger Transaction

As a result of the Merger, we became the obligor of $250,000,000 in aggregate principal amount of Fixed Notes due 2012 and $205,000,000 in aggregate principal amount of Floating Notes due 2010 (together, the “Senior Notes”) that were previously issued by Marquee Inc. on August 18, 2004. The Senior Notes (i) rank senior in right of payment to any of our existing and future subordinated indebtedness, rank equally in right of payment with any of our existing and future senior indebtedness and are effectively subordinated in right of payment to any of our secured indebtedness and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of our existing and future wholly owned subsidiaries that is a guarantor or direct borrower under our other indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and preferred stock of our subsidiaries that do not guarantee the notes.

The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at our option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2010. The Floating Notes due 2010 bear interest at a rate per annum, reset quarterly, equal to 4 1/4% plus the three-month LIBOR interest rate. Interest on the Floating Rate Notes is payable quarterly on February 15, May 15, August 15 and November 15 and interest payments commenced on November 15, 2004. The interest rate is currently 6.54% per annum for the quarterly period ending February 14, 2005. The Floating Notes due 2010 are redeemable, in whole or in part, on or after August 15, 2006 at 103.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009.

Amended Credit Facility.

Concurrently with the consummation of the Merger, we have entered into an amendment to our credit facility. We refer to this amended credit facility as “amended credit facility”. As of December 30, 2004, we had no amounts outstanding under the amended credit facility and issued approximately $13,000,000 in letters of credit, leaving borrowing capacity under the amended credit facility of approximately $162,000,000.

The amended credit facility permits borrowings at interest rates based on either the bank’s base rate or LIBOR, plus applicable margins ranging from 1.0% to 2.0% on base rate loans and from 2.0% to 3.0% on LIBOR loans, and requires an annual commitment fee of 0.5% on the unused portion of the commitment. The amended credit facility matures on April 9, 2009. The total commitment under the amended credit facility is $175,000,000, but the amended credit facility contains covenants that limit AMCE’s ability to incur debt (whether under the amended credit facility or from other sources).

The amended credit facility includes several financial covenants, including (i) a maximum net indebtedness to Annualized EBITDA ratio (as defined in the amended credit facility) generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization, any call premium (or original issue discount) expenses and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, except that expenses incurred in connection with the Merger and related transactions are excluded, and including an adjustment for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation period), of Holdings of 5.75 to 1 with certain step-downs of such ratio to 5.00 from March 31, 2006 through March 29, 2007 and to 4.50 from March 30, 2007 through April 19, 2009, (ii) a minimum cash interest coverage ratio, as defined in the amended credit facility, except that expenses incurred in connection with the Merger and related transactions are excluded (generally, the ratio of Annualized EBITDA for the most recent four quarters to consolidated interest expense for such period of the Company) of 1.75 to 1, and (iii) a ratio of maximum net senior indebtedness to Annualized EBITDA of the Company, as defined in the amended credit facility except that expenses incurred in connection with the Merger and related transactions shall be excluded, for the most recent four quarters of 3.5 to 1.  As of December 30, 2004, we were in compliance with these covenants.  The amended credit facility also generally imposes limitations on investments, the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, restricted payments, dividends, repurchase of capital stock or subordinated debt, mergers, investments, guarantees, asset sales and business activities.

The amended credit facility allows us to incur debt that qualifies as subordinated debt thereunder, and permits $125,000,000 of new debt plus capital lease obligations, subject to meeting our financial covenants.

Additionally, certain of our domestic wholly owned subsidiaries guarantee the amended credit facility. The amended credit facility is secured by a pledge of our capital stock by Holdings and substantially all of the tangible and intangible personal property located in the United States that we or our guarantors own, which includes, but is not limited to, all the outstanding stock of American Multi-Cinema, Inc., AMC-GCT, Inc. and its subsidiaries, AMC Entertainment International, Inc., National Cinema Network, Inc., AMC Realty, Inc. and Centertainment, Inc. as well as accounts, deposit accounts, general intangibles (including patents, trademarks and other intellectual property), commercial tort claims, goods and instruments, among other types of personal property.

Amounts outstanding under the amended credit facility may become payable prior to the maturity date in part upon the occurrence of certain asset sales, or in whole upon the occurrence of specified events of default. In addition to the non-payment of amounts due to lenders or non-performance of covenants, among other matters, an event of default will occur upon (i) the failure to pay other indebtedness, or the acceleration of the maturity or redemption of other indebtedness or preferred stock in either case exceeding $5,000,000, (ii) the occurrence of any default which enables holders of any preferred stock to appoint additional members to the board and the occurrence of a change in control, as defined in the amended credit facility (although we do not currently have any outstanding preferred stock), and (iii) any default under the terms applicable to any of our leases with aggregate remaining lease payments exceeding $13,000,000 which results in the loss of use of the property subject to such lease or any default (that is not cured or waived or if cured or waived involved the payment of an amount in excess of $13,000,000) under the terms applicable to any such leases with aggregate remaining lease payments exceeding $50,000,000.

Change of Control Offer for Senior Subordinated Notes due 2011

The Merger constituted a “change of control” under the Notes due 2011 in the aggregate principal amount of $214,474,000, which allows the holders of those notes to require the Company to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. We commenced this change of control offer on January 11, 2005 and must purchase the notes no later than 60 days from this date. The change of control offer is required to remain open for at least 20 business days and expired on February 10, 2005.  Bondholders tendered $1,663,000 of the Notes due 2011 which were repurchased using existing cash.  We have classified the Notes due 2011 as current liabilities as a result of the change of control offer and will classify them as long-term liabilities within Corporate Borrowings in our Form 10-K for the period ended March 31, 2005

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB published a revision to SFAS No. 132R Employers’ Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132R requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remained in effect until the provisions of SFAS No. 132R were adopted. SFAS No. 132R is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132R are effective for interim periods beginning after December 15, 2003. Adoption of SFAS No. 132R did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not believe that the adoption of EITF 03-1 will have a material impact on our financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

Market risk on variable-rate financial instruments.  We maintain a $175,000,000 credit facility, which permits borrowings at interest rates based on either the bank’s base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility as of December 30, 2004, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes.  Included in long-term debt are $205,000,000 of our Floating Notes due 2010.  A 1% fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $763,500 during the thirty-nine weeks ended December 30, 2004.

Market risk on fixed-rate financial instruments.  Included in current maturities of long-term debt and capital and financing lease obligations debt are $214,474,000 of our Notes due 2011 and included in long-term debt are $175,000,000 of our Notes due 2012, $300,000,000 of our Notes due 2014 and $250,000,000 of our Fixed Notes due 2012. .  Increases in market interest rates on the fixed rate notes would generally cause a decrease in the fair value of the Notes due 2011, Notes due 2012, Notes due 2014 and Fixed Notes due 2012 and a decrease in market interest rates on the Fixed Notes would generally cause an increase in fair value of the Notes due 2011, Notes due 2012, Notes due 2014 and Fixed Notes due 2012.

Foreign currency exchange rates.  We currently operate theatres in China (Hong Kong), Japan, France, Portugal, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres (other than Japan) but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive earnings by approximately $1.7 million and $18.2 million, respectively.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Part I. Item 3 Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 1, 2004 and to Part II, Item 1 Legal Proceedings of our Quarterly Reports on Form 10-Q for the quarters ended July 1, 2004 and September 30, 2004 for information on certain litigation to which we are a party.

One of the cases referred to in our Annual Report on Form 10-K for the fiscal year ended April 1, 2004 and each of our subsequent quarterly reports is United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (U.S.D.C.C.D California, No. 99-01034 FMC (SHx)). As reported in our 10-K, on November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of our existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout.  We filed a request for interlocutory appeal and the trial court denied our request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals’ ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. On June 28, 2004, the Supreme Court denied certiorari in the Regal case. Accordingly, we are preparing for the remedies phase of the litigation and have renewed settlement discussions with the Department.  The trial court has scheduled a status conference for February 14, 2005.

 We have recorded a liability related to estimated losses for the Department of Justice line-of-sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and estimate the range of loss to be between $179,350 and $273,938 at this time.

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

On December 5, 2003 the U.S. District Court for the Central District of California entered a consent order and final judgment on non-line of sight issues under which we have agreed to remedy certain violations at twelve of our stadium-style theatres and to survey and make required betterments for our patrons with disabilities at 101 stadium-style theatres and at certain theatres we may open or acquire in the future. We estimate that the cost of these betterments will be $21.0 million, which is expected to be incurred over the term of the consent order of five years. The estimate is based on the improvements at the twelve theatres surveyed by the Department. The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

New Jersey Attorney General. As reported in our Quarterly report for the period ended September 30, 2004, on June 18, 2004, we received a letter from the Attorney General of the State of New Jersey regarding an investigation by the New Jersey Civil Rights Division on rear-window captioning, which captioning enables the deaf and hard of hearing to enjoy films. The Civil Rights Division believes that the absence of rear-window captioning in our New Jersey theatres violates New Jersey’s Law Against Discrimination. We have signed a Settlement Agreement with the New Jersey Attorney General to add rear-window captioning Systems to five theatres in New Jersey at a total cost of approximately $110,000.

New York Attorney General.  We received a letter similar to the New Jersey case dated January 12, 2005 from the Civil Rights Bureau of the Attorney General of the State of New York regarding their investigation into the accessibility of first run movie theatres to persons with hearing or visual impairments.  The Civil Rights Bureau wants to ensure the existence of ancillary aids and services for AMC patrons with hearing or vision impairments.  We have four theatres in the state of New York affected by this investigation.

In our Quarterly reports on Form 10-Q for the quarters ended July 1, 2004 and September 30, 2004, we referred to PRFT Partners v. Laurence M. Berg et al.    (No. 3928524, filed in the Court of Chancery of the State of Delaware in and for New Castle County) and David Shaev v. AMC Entertainment Inc. et al. (No 3930227, filed in the Court of Chancery of the State of Delaware in and for New Castle County), two lawsuits purporting to be class actions that were filed in the Court of Chancery of the State of Delaware, one naming us, our directors, Apollo Management and certain entities affiliated with Apollo as defendants and the other naming us, our directors, Apollo Management and Holdings as defendants.  Those actions were consolidated on August 17, 2004.  The plaintiffs in the consolidated action filed an amended complaint in the Chancery Court on October 22, 2204 and moved for expedited proceedings on October 29, 2004.

On July 23, 2004, three more lawsuits purporting to be class actions were filed in the Circuit Court of Jackson County, Missouri, each naming us and our directors as defendants.  These lawsuits were consolidated on September 27, 2004.  The plaintiffs in the consolidated action filed an amended complaint in the Circuit Court of Jackson County on October 29, 2004.  We filed a motion to stay the case in deference to the prior-filed Delaware action and separate motion to dismiss the case in the alternative on November 1, 2004.

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

  On November 23, 2004, the parties in this litigation entered into a Memorandum of Understanding providing for the settlement of both the Missouri action and Delaware action.  Pursuant to the terms of the Memorandum of Understanding, the parties agreed, among other things, that: (i) Holdings would waive Section 6.4(a)(C) of the merger agreement to permit us to provide non-public information to potential interested parties in response to any bona fide unsolicited written acquisition proposals by such parties (which it did), (ii) we would make certain disclosures requested by the plaintiff in the proxy statement and the related Schedule 13E-3 in connection with the special meeting to approve the Merger (which we did) and (iii) we would pay, on behalf of the defendants, fees and expenses of plaintiffs’ counsel of approximately $1.7 million (which such amounts we believe are covered by our existing directors and officers insurance policy). In reaching this settlement, we confirmed to the plaintiffs that Lazard and Goldman Sachs had each been provided with the financial information included in our earnings press release, issued on the same date as the announcement of the merger agreement.  The Memorandum of Understanding also provided for the dismissal of the Missouri action and the Delaware action with prejudice and release of all related claims against us, the other defendants and their respective affiliates.  The settlement as provided for in the Memorandum of Understanding is contingent upon, among other things, approval by the court.

One of the cases referred to in our Annual Report on Form 10-K is Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court (Case No: 03CC00429). On September 26, 2003, plaintiff filed this suit as a purported class action on behalf of himself and other current and former “senior managers”, “salary operations managers” and persons holding similar positions who claim that they were improperly classified by us as exempt employees over the prior four years.  On April 28, 2004, additional plaintiffs filed a related case titled William Baer and Anisnara Hamlzonek v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court, Case No: 04CC00507.  On December 9, 2004, the Baer court denied plaintiffs’ motion for class certification, and on January 7, 2005, the Grant Court granted our motion to strike the class allegations.  In both the Baer and Grant proceedings individual wage and hour claims against us remain to be litigated.

 In addition, we are the plaintiff in a number of material lawsuits in which we seek the recovery of substantial payments for defective fireproofing materials at 23 theatres. We currently estimate our claim for repair costs at these theatres will aggregate approximately $34.6 million, of which we have expended approximately $25.3 million through fiscal 2005. The remainder is for projected costs of repairs yet to be performed. We also are seeking additional damages for lost profits, interest and legal and other expenses incurred.

Certain parties to a related suit in Missouri have filed counterclaims against us, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate approximately $950,000. We currently estimate that our claim against Ammon is for approximately $6.0 million. Based on presently available information, we do not believe such matters will have a material adverse effect on our results of operations, financial condition or liquidity. During the fifty-two weeks ended April 1, 2004 we received settlement payments of $925,000 related to two theatres from various parties in connection with this matter. On May 18, 2004, we received additional settlement payments of $2,310,000 from various parties in connection with this matter and subsequent to December 30, 2004, we received an additional settlement payment of $100,000 bringing the aggregate amount received in settlements to $3,335,000.  Also subsequent to December 30, 2004, we signed another settlement agreement for $200,000 related to a theatre.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                                  Issuer Sale of Equity Securities

On December 23, 2004 the Company issued one unregistered share of $.01 par value common stock to Marquee Holdings Inc. for $917,024,000.  The proceeds along with existing cash, including cash received from the Senior Notes and Discount Notes due 2014, were used to repurchase and retire all outstanding common shares and convertible class B shares and preferred shares from existing shareholders.

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

(c)                                  Issuer Purchase of Equity Securities

The following table provides repurchases of the Company’s stock by month during the quarter ended December 30, 2004:

Period	Total Number Of Shares) or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units (that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 - October 28, 2004	12	15.19	—	(a)	—
October 29, 2004 - December 4, 2004	—	—	—		—
December 5, 2004 - December 30, 2004	34,020,097	19.50	—	(b)	—	(b)
	34,020,109	$19.50

(a)                                  Shares sold by participants receiving restricted stock awards under the 1999 Plan who elected to satisfy their tax obligation on vested shares by selling a portion of their vested restricted stock awards to the Company.

(b)                                 On December 23, 2004, AMC Entertainment Inc. (“AMCE”) completed a merger in which Marquee Holdings Inc. (“Holdings”) acquired AMCE pursuant to an Agreement and Plan of Merger, dated as of July 22, 2004, by and among AMCE, Holdings and Marquee Inc. Marquee Inc., a wholly owned subsidiary of Holdings, merged with and into AMCE, with AMCE remaining as the surviving entity and becoming a wholly owned subsidiary of Holdings.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)  The Company held a Special Meeting of Shareholders on December 23, 2004.

(c)  At the meeting the following matter was voted upon by the stockholders:

A proposal to adopt the Agreement and Plan of Merger, dated as of July 22, 2004, by and among AMC Entertainment Inc., Marquee Holdings, Inc. and Marquee Inc.

The total votes cast concerning the proposal were as follows: 54,706,798 (21,663,558 Common Stock, 30,515,970 Convertible Class B Stock and 2,527,270 Common Stock on an “as converted basis”) voted “for”, 53,583 voted against, 9,696 “abstentions” and 0 broker non-votes.

Item 6. Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1

Agreement and Plan of Merger, dated as of July 22, 2004, by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K (File No. 1-8747) filed July 23, 2004).

3.1(a)

Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001 and December 23, 2004) (Incorporated by Reference from Exhibit 3.1 to the Company’s Form 8-K (File No. 1-8747) filed February 15, 2002).

3.1(b)

Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997, September 18, 2001 and December 23, 2004) (Incorporated by Reference from Exhibit 3.1 to the Company’s Form 8-K (File No. 1-8747) filed December 27, 2004).

3.1(c)

Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (Restated for filing purposes in accordance with Rule 102(c) of Regulation S-T) (Incorporated by reference from Exhibit 3.1(b) to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2003).

3.1(d)	Agreement and Consent related to Section 4 of the Certificate of Designations (Incorporated by reference from exhibit 99.1 to the Company’s Form 8-K (File No. 1-8747) dated July 30, 2004).

3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K (File No. 1-8747) filed December 27, 2004).

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

4.1(f)

Second Restated and Amended Credit Agreement dated as of March 25, 2004, among AMC Entertainment In., as the Borrower, The Bank of Nova Scotia, as Administrative Agent and Sole Book Runner, Citicorp North America, Inc. and General Electric Capital Corporation, as Co-Documentation Agents, bank of America, N.A. as Syndication Agent and Various Financial Institutions, as Lenders, together with the following exhibits thereto: form of note and form of pledge and security agreement. (Incorporated by reference from Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 1-8747) dated February 14, 2004).

4.1(g)

First Amendment, dated August 16, 2004, to Second Restated and Amended Credit Agreement dated as of March 26, 2004. (Incorporated by reference from Exhibit 4.1(g) to the Company’s Registration Statement on Form S-4 (File No. 333-13911) filed September 2, 2004).

4.1(h)

Second Amendment, dated November 23, 2004, to Second Restated and Amended Credit Agreement dated as of March 26, 2004. (Incorporated by reference from Exhibit 4.1(h) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed January 28, 2005).

4.2(a)

Indenture, dated January 27, 1999, respecting AMC Entertainment Inc.’s 9 1/2% senior subordinated notes due 2011. (Incorporated by reference from Exhibit 4.3 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

4.2(b)

First Supplemental Indenture dated March 29, 2002 respecting AMC Entertainment Inc.’s 9 1/2% Senior Subordinated Notes due 2011. (Incorporated by reference from Exhibit 4 to Form 8-K (File No. 1-8747) dated April 10, 2002).

4.2(d)

Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.’s 9 1/2% Senior Subordinated Notes due 2011. (Incorporated by reference from Exhibit 4.3(a) to the Company’s Form 10-Q (File No. 1- 8747) for the quarter ended September 28, 2000).

4.2(e)

Second Supplemental Indenture dated December 23, 2004 respecting AMC Entertainment Inc.’s 9 1/2% Senior Subordinated Notes due 2011. (Incorporated by reference from Exhibit 4.1 to Form 8-K (File No. 1-8747) dated January 12, 2005).

4.3

Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.’s 9 1/2% senior subordinated notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

4.4

Indenture, dated January 16, 2002, respecting AMC Entertainment Inc.’s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).

4.4(a)

First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.’s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.5

Registration Rights Agreement, dated January 16, 2002, respecting AMC Entertainment Inc.’s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).

4.6

Indenture, dated February 24, 2004, respecting AMC Entertainment Inc.’s 8% Senior Subordinated Notes due 2014. (Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004.)

4.6(a)

First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.’s 8% Senior Subordinated Notes due 2014. (Incorporated by reference from Exhibit 4.7(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

4.7

Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.’s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004.)

4.8	In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the Commission upon request.

4.9(a)

Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s 8 5/8% Senior Notes due 2012. (Incorporated by reference from Exhibit 4.9(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

4.9(b)

First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s 8 5/8% Senior Notes due 2012. (Incorporated by reference from Exhibit 4.9(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

4.10(a)

Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012. (Incorporated by reference from Exhibit 4.10(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

4.10(b)

Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012. (Incorporated by reference from Exhibit 4.10(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

4.11(a)

Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s Senior Floating Rate Notes due 2010. (Incorporated by reference from Exhibit 4.11(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

4.11(b)

First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s Senior Floating Rate Notes due 2010. (Incorporated by reference from Exhibit 4.11(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

4.12(a)

Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, Senior Floating Rate Notes due 2010. (Incorporated by reference from Exhibit 4.12(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

4.12(b)

Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, Senior Floating Rate Notes due 2010. (Incorporated by reference from Exhibit 4.12(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

10.1	Description of 2005 Grants under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan. (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed on November 9, 2004.)

10.2

Employment agreement between Marquee Holdings, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc. and Peter C. Brown dated December 23, 2004. (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

10.3

Employment agreement between Marquee Holdings, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc. and Philip M. Singleton dated December 23, 2004. (Incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

10.4

Form of Non-Qualified Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton. (Incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

10.5

Form of Incentive Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton. (Incorporated by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005.)

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

AMC ENTERTAINMENT INC.

Date: February 22, 2005	/s/ Peter C. Brown
Peter C. Brown
Chairman of the Board,
Chief Executive Officer and President

Date: February 22, 2005	/s/ Craig R. Ramsey
Craig R. Ramsey
Executive Vice President and
Chief Financial Officer