Form 10-K
period 2005-03-31
AMC ENTERTAINMENT INC
filed 2005-06-21
CIK 722077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005
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

Securities registered pursuant to Section 12(b) of the Act: None

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of May 27, 2005
Common Stock, 1¢ par value	1

DOCUMENTS INCORPORATED BY REFERENCE

None

AMC ENTERTAINMENT INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

INDEX

Forward Looking Statements

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

PART I

Item 1. Business

(a)   General Development of Business

        We are organized as an intermediate holding company. Following the Merger, as discussed below, on December 23, 2004, AMC Entertainment Inc. ("AMCE" or the "Company") became a privately-held company, wholly owned by Marquee Holdings Inc. ("Holdings"). Holdings is wholly owned by J.P. Morgan Partners (BHCA) L.P., Apollo Investment Fund V, L.P., other co-investors and certain members of management. Our principal directly owned subsidiaries are American Multi-Cinema, Inc. ("AMC") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our North American theatrical exhibition business through AMC and its subsidiaries and AMCEI. We are operating theatres outside the United States through AMCEI and its subsidiaries.

        Predecessor, as discussed below, was founded in Kansas City, Missouri in 1920. We were incorporated under the laws of the state of Delaware on June 13, 1983 and maintain our principal executive offices at 920 Main Street, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000.

        On March 15, 2002, we acquired the operations and related assets of Gulf States Theatres for a cash purchase price of approximately $45.8 million. The acquisition included five theatres with 68 screens in the New Orleans, Louisiana area. Operating results of the acquired theatres are included in our consolidated statements of operations from March 15, 2002.

        On March 29, 2002, we acquired GC Companies, Inc. ("GC Companies"), pursuant to the plan of reorganization of GC Companies which we sponsored, for a purchase price of approximately $168.9 million (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date of the plan of reorganization). The acquisition included 66 theatres with 621 screens throughout the United States and a 50% interest in a joint venture that operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay. Operating results of the acquired theatres are included in our consolidated statements of operations from March 29, 2002. The purchase price for GC Companies includes estimated cash payments of $68.5 million, the issuance of $72.9 million of our 9 1/2% senior subordinated notes due 2011 with a fair value of $71.8 million and the issuance of $35.2 million of our Predecessor's common stock, or 2.6 million shares based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan of reorganization).

        On December 4, 2003, we sold our only theatre in Sweden and incurred a loss on sale of approximately $5.6 million, which included a payment of approximately $5.3 million to the purchaser. We opened our theatre in Sweden during fiscal 2001, and since that time we had incurred pre-tax losses of approximately $17.2 million, including an impairment charge of approximately $4.7 million in fiscal 2002 and a loss on sale of approximately $5.6 million in fiscal 2004. The operations and cash flows of the Sweden theatre have been eliminated from our ongoing operations as a result of the disposal transaction, and we do not have any significant continuing involvement in the operations of the Sweden theatre. The results of operations of the Sweden theatre have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Sweden theatre were previously reported in our International theatrical exhibition operating segment.

        On December 19, 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, LLC ("MegaStar") for a cash purchase price of approximately $15.0 million. The acquisition included three theatres with 48 screens in the Minneapolis, Minnesota and Atlanta, Georgia areas. Operating results of the acquired theatres are included in our consolidated statements of operations from December 19, 2003.

        On December 23, 2004, we completed a merger (the "Merger") in which we were acquired by Holdings, a newly created investment vehicle owned by J.P. Morgan Partners (BHCA) L.P. and certain other affiliated funds managed by J.P. Morgan Partners, LLC (collectively, "JPMP") and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, "Apollo," and together with JPMP, the "Sponsors") and certain other co-investors. Marquee Inc. ("Marquee"), a wholly-owned subsidiary of Holdings merged with and into us, with AMCE as the surviving entity. Pursuant to the terms of the Merger, each issued and outstanding share of our common stock and Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of our preferred stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the Merger was approximately $1.67 billion. Marquee is a company formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the "Predecessor"). Upon the consummation of the Merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMCE, with AMCE as the surviving reporting entity (the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquiror" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date. The consolidated financial statements presented herein are those of the accounting acquiror from its inception on July 16, 2004 through March 31, 2005, and those of its Predecessor, AMCE, for all prior periods through the merger date. See Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

        On March 29, 2005, the Company and Regal Entertainment Group announced that we are combining our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC. The new company will engage in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We contributed fixed assets and exhibitor agreements of our cinema screen advertising subsidiary National Cinema Network ("NCN") to National CineMedia, LLC. Additionally, we will pay termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, National CineMedia, LLC issued a 37% interest in its Class A units to NCN.

        On March 24, 2005 we commenced an organizational restructuring related to functions at our home office and our film office, intended to flatten management structure and align systems, resources and areas of expertise to promote faster communication. The primary goal of the restructuring is to create a simplified organizational structure. We recorded $4,926,000 of expenses related to one-time termination benefits and other costs related to the displacement of approximately 200 associates as part of the organizational restructuring and the contribution of assets by NCN to NCM. We expect to complete the restructuring including payment of related costs by the end of our first fiscal quarter of 2006.

        Subsequent to March 31, 2005, we agreed to sell four of our five theatres in Japan for a sales price of approximately $46 million. This pending transaction is expected to close during our second fiscal quarter of 2006.

        On June 21, 2005, our parent, Holdings, entered into a merger agreement with LCE Holdings, Inc., the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings will merge with Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews will merge with AMCE, with AMCE continuing after the merger. The mergers are expected to close during our fourth fiscal quarter of 2006 and are subject to the satisfaction of customary closing conditions for transactions of this type, including antitrust approval and completion of financing to refinance our amended credit facility and Loews' senior secured credit facility. Upon completion of the mergers, the existing stockholders of Holdings would hold approximately 60% of its outstanding capital stock, and the current stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, would hold approximately 40% of the outstanding capital stock.

(b)   Financial Information about Segments

        For information about our operating segments, see Note 14 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies based on revenues. As of March 31, 2005, we operated 229 theatres with a total of 3,546 screens, with 93%, or 3,308, of our screens in North America, and 7%, or 238, of our screens in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom. For the successor period from inception on July 16, 2004 through March 31, 2005, we had revenues of $468.8 million, net losses of $34.8 million and net cash used in operating activities of $58.6 million. For the predecessor period from April 2, 2004 through December 23, 2004, we had revenues of $1.3 billion, net losses of $35.9 million and net cash provided by operating activities of $141.7 million. For the 52 weeks ended April 1, 2004, we had revenues of $1.8 billion, a net loss of $10.7 million and net cash provided by operating activities of $183.3 million.

        Our North American and international theatrical exhibition revenues are generated primarily from box office admissions and theatre concession sales, which represented approximately 68% and 26%, respectively, of our revenues during the Successor period ended March 31, 2005 and during the Predecessor period ended December 23, 2004. The balance of our revenues is generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift certificates and theatre tickets and arcade games located in theatre lobbies.

Our Competitive Strengths

        Key characteristics of our business that we believe make us a particularly effective competitor against other theatrical exhibition companies and other providers of entertainment with whom we compete are:

  •
  our modern theatre circuit;

  •
  our highly productive theatres; and

  •
  our broad major market coverage with prime theatre locations.

        Modern Theatre Circuit.    We are an industry leader in the development and operation of megaplex theatres, typically defined as having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe that the megaplex format provides the operator with enhanced revenue opportunities and better asset utilization while creating convenience for patrons by increasing film choice and the number of film starting times. We believe that our introduction of the megaplex in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. From April 1995 through March 31, 2005, we added 114 theatres with 2,387 new screens, acquired 80 theatres with 786 screens and disposed of 197 theatres with 1,257 screens. As of March 31, 2005, approximately 74%, or 2,641, of our screens were located in megaplex theatres. As of March 31, 2005, our average number of screens per theatre was 15.5, which we believe was the highest among the major North America theatre exhibitors and indicative of the extent to which we have developed our theatre circuit, compared with 6.4 (according to the National Association of Theatre Operators) for all North America theatrical exhibition companies.

        Highly Productive Theatres.    Our theatres are generally among the most productive in the markets in which they operate. As measured by AC Nielsen EDI, Inc. ("EDI"), we operated 21 of the top 50 theatres in the United States in terms of box office revenues for the 52 weeks ended March 31, 2005. Our next closest competitor operated seven. Our theatre circuit in North America also produces box office revenues per screen at rates approximately 30% higher than the industry average, as measured by EDI.

        Broad Major Market Coverage with Prime Theatre Locations.    In addition to our asset quality and the high levels of productivity of our theatres, our theatres are generally located in large, urban markets, giving us a breadth of market coverage that places us in most major markets in the United States. We operate in 88% of the Top 25 "Designated Market Areas," or "DMAs" (television market areas as defined by EDI). Our theatres are usually located near or within developments that include retail stores, restaurants and other activities that complement the movie-going experience.

        The following table provides detail with respect to the geographic location of our theatre circuit as of March 31, 2005:

North America	Total Screens	Total Theatres
California	489	31
Florida	428	29
Texas	409	21
Georgia	165	10
Illinois	157	8
Arizona	148	7
Pennsylvania	129	12
Ohio	107	8
Missouri	103	7
Virginia	100	6
Massachusetts	78	7
New Jersey	78	7
Minnesota	75	6
Maryland	73	7
Colorado	72	4
Louisiana	68	5
Michigan	66	4
New York	58	4
Washington	56	6
Kansas	55	3
North Carolina	46	2
Oklahoma	44	2
Indiana	38	4
South Carolina	28	3
Nebraska	24	1
Kentucky	20	1
Wisconsin	18	1
District of Columbia	16	2

Total United States	3,148	208

Canada	160	7

Total North America	3,308	215

International	Total Screens	Total Theatres
China (Hong Kong)	11	1
Japan	79	5
France	14	1
Portugal	20	1
Spain	86	4
United Kingdom	28	2

Total International	*238	*14

Total Theatre Circuit	*3,546	*229

*
Excludes 17 theatres with 160 screens in South America operated through a 50% owned unconsolidated joint venture.

        The following table sets forth information concerning new builds (including expansions), acquisitions and dispositions and end of period theatres and screens operated.

	New Builds		Acquisitions		Dispositions		Total Theatres Operated
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
1996	7	150	–	–	13	61	226	1,719
1997	17	314	–	–	15	76	228	1,957
1998	24	608	–	–	23	123	229	2,442
1999	17	351	3	29	16	87	233	2,735
2000	20	450	–	–	42	279	211	2,906
2001	6	115	–	–	37	250	180	2,771
2002	8	146	5	68	12	86	181	2,899
2003	5	95	*69	*641	16	111	*239	*3,524
2004	7	114	3	48	17	142	*232	*3,544
2005	3	44	–	–	6	42	*229	*3,546

	114	2,387	80	786	197	1,257

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

        Maximizing Operating Efficiencies.    We believe the fundamentals of our business include maximizing revenues and managing our costs. Since fiscal 1999 we have implemented initiatives in key areas which have resulted in improvement in our operating margins.

        We continue to evaluate opportunities for further revenue and cost savings in these and other areas.

        Optimizing Our Theatre Portfolio.    Asset quality is a function of our selective new build, acquisition and theatre disposition strategies.

        As a recognized leader in the development and operation of megaplex theatres and based upon our financial resources, we believe that we will continue to have attractive new build opportunities presented to us by real estate developers and others. We intend to selectively pursue new build opportunities where the characteristics of the location and the overall market meet our strategic and financial return criteria. As of March 31, 2005, we had nine theatres with 148 screens under construction in North America. Since April 1995, we have added 2,387 screens in high performing state-of-the-art theatres.

        We believe that a major factor that further differentiates us from our competitors and has contributed to our overall theatre portfolio quality has been our proactive efforts to close older, underperforming theatres. Since fiscal 1995, our last fiscal year before the first megaplex theatre opened, we have disposed of 1,257 screens. In order to maintain a modern, high quality theatre circuit, we will continue to evaluate our theatre portfolio and, where appropriate, dispose of theatres through closures, lease terminations, lease buyouts, sales or subleases. We have identified 30 underperforming multiplex theatres with 261 screens that we may close over the next one to three years due to expiration of leases or early lease terminations.

        There are approximately 550 theatrical exhibitors in North America, and the top five exhibitors account for approximately 50% of the industry's screens. This statistic is up from 31% in 1999 and evidences that the theatrical exhibition business in North America has been consolidating. We played a key role in this consolidation process in 2002, 2003 and 2004 by acquiring three domestic theatre operators with a total of 757 screens.

        Enhancing and Extending Our Business and Brands.    We believe there are opportunities to increase our core and ancillary revenues and build brand equity through enhancements of our business, new product offerings and strategic marketing. For example:

  •
  we are a founding member and own approximately 37% of National CineMedia, LLC, a cinema screen advertising venture representing approximately 11,200 North American theatre screens (of which 8,200 are equipped with digital projection capabilities) including our own and reaching more than 450 million movie guests annually;

  •
  our MovieWatcher® frequent moviegoer loyalty program is the largest program in the industry with over 3.5 million members;

  •
  we are a founding partner and own approximately 27% of MovieTickets.com, an Internet ticketing venture representing over 7,000 screens, including our own.

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

        North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. In film zones where there is competition, a distributor generally will allocate its films among the exhibitors in the zone. As of March 31, 2005, approximately 82% of our screens in the United States were located in non-competitive film zones.

        Licenses that we enter into typically state that rental fees are based on either firm terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under a firm terms formula, we pay the distributor a specified percentage of box office receipts, with the percentages declining over the term of the run.

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Paramount Pictures, Universal Pictures, Warner Bros. Distribution, New Line Cinema, SONY Pictures Releasing, Miramax, MGM, Twentieth Century Fox and DreamWorks. Films licensed from these distributors accounted for approximately 91% of our North American admissions revenues during fiscal 2005. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2005, no single distributor accounted for more than 6% of the motion pictures that we licensed or for more than 15% of our box office admissions.

        During the period from 1990 to 2004, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America. During 2004, 475 first-run motion pictures were released by distributors in the United States.

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

Employees

        As of March 31, 2005, we had approximately 1,000 full-time and 14,600 part-time employees. Approximately 1.7% of our part-time employees were minors that were paid the minimum wage.

        Approximately 1% of our domestic employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators (and affiliated local unions). We believe that our relationship with this union is satisfactory.

Theatrical Exhibition Industry and Competition

        Motion picture theatres are a primary initial distribution channel for new motion picture releases and we believe that the theatrical success of a motion picture is often an important factor in establishing its value in the DVD/videocassette, cable television and other ancillary markets.

        Moviegoing has demonstrated steady growth, with North American box office revenues increasing by a 5.5% compound average growth rate, ("CAGR") over the last 30 years. Since the introduction of the megaplex in 1995, these positive growth trends have become more pronounced, with box office revenues growing by a 6.3% CAGR from 1995 to 2004. In 2004, industry box office revenues were $9.5 billion, a decrease of less than 1% from the prior year, and attendance was 1.54 billion, a decrease of 2.4% from the prior year but the third highest attendance level in 45 years.

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

        In 2004, there were approximately 436 fewer screens than in 1999, as many competitors in the industry closed older multiplexes. As a result, from 1999 to 2004 the industry's screen count decreased by a CAGR of less than 1% and attendance per screen increased during this period by a CAGR of 1%.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners and Motion Picture Association 2004 MPA Market Statistics.

Calendar Year	Box Office Revenues (In millions)	Attendance (In millions)	Average Ticket Price	Number of Theatres	Indoor Screens
2004	$9,539	1,536	$6.21	5,629	36,012
2003	9,488	1,574	6.03	5,700	35,361
2002	9,520	1,639	5.80	5,712	35,170
2001	8,413	1,487	5.65	5,813	34,490
2000	7,661	1,421	5.39	6,550	35,567
1999	7,448	1,465	5.06	7,031	36,448
1998	6,949	1,481	4.69	6,894	33,418
1997	6,365	1,388	4.59	6,903	31,050
1996	5,911	1,339	4.42	7,215	28,905
1995	5,493	1,263	4.35	7,151	26,995

        There are approximately 550 companies competing in the North American theatrical exhibition industry, approximately 330 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from the National Association of Theatre Owners 2004-05 Encyclopedia of Exhibition, we believe that the ten largest exhibitors (in terms of number of screens) operated approximately 61% of the indoor screens in 2004.

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

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 14 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. During fiscal 2005, revenues from our theatre operations outside the United States accounted for 10% of our total revenues.

Our North American operations include megaplexes in Canada as well. There are significant differences between the theatrical exhibition industry in the United States and in these international markets. These include:

  •
  Fluctuating currency values.  For information about our exposure to foreign currency exchange rates, see "Quantitative and Qualitative Disclosures About Market Risk" under Part II Item 7A. of this Annual Report on Form 10-K.

  •
  Consumer preferences; insufficient local language films. Consumers in international markets typically spend less time attending movies than consumers in North America. In addition, there is generally a smaller market for local language films, and the overall supply of these films may not be adequate to generate a sufficient attendance level at our international theatres. As a result of such factors, attendance levels at some of our foreign theatres may not be sufficient to permit us to operate them on a positive cash flow basis.

  •
  Inability to obtain film product. Because of vertically integrated competitors, we sometimes have been unable to obtain the films we want for our theatres in certain foreign markets.

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

Item 2. Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit as of March 31, 2005:

Property Holding Classification	Total Theatres	Total Screens
Owned	5	48
Leased pursuant to ground leases	14	157
Leased pursuant to building leases	208	3,326
Managed	2	15

Total	*229	*3,546

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

        We lease our corporate headquarters in Kansas City, Missouri.

        The majority of the concessions, projection, seating and other equipment required for each of our theatres is owned.

Item 3. Legal Proceedings.

        Jose Vargas and Maria Victoria Vargas v. R.K. Butler and EPT DOWNREIT II and American Multi-Cinema, Inc. d/b/a AMC Theatres Studio 30 and Houston Police Department (No. 2003-61045 filed in the District Court of Harris County, Texas). On November 3, 2003, Jose Vargas and Maria Victoria Vargas as beneficiaries of Jose Vargas, Jr. filed a wrongful death action seeking damages related to the death of their minor son. The case arises from a shooting death that occurred approximately one and a half blocks away from the premises of the AMC Studio 30 in Houston, Texas on October 31, 2003. The Vargas youth was shot by a Houston Police officer who was working as an off-duty security officer at the AMC Studio 30. The Vargas youth had been driving around the AMC parking lot with friends in an automobile prior to the shooting. The plaintiffs are seeking unspecified damages on a variety of legal theories.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that our stadium-style theatres violate the ADA and related regulations. The Department alleges that we have failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line of sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of our existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. We filed a request for interlocutory appeal on January 23, 2003. The trial court denied our request but postponed any further line of sight proceedings pending the Ninth Circuit and eventually the United States Supreme Court's ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. In Regal, the Oregon District Court held that the exhibitor had provided comparable lines of sight to its wheelchair-bound patrons. On August 13, 2003, the Ninth Circuit Court of Appeals reversed the decision of the Oregon District Court. On June 28, 2004, the Supreme Court denied certiorari in the Regal case. Accordingly, we are preparing for the remedies phase of the litigation and have renewed settlement discussions with the Department. The trial court has scheduled a status conference for July 18, 2005.

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

        On December 5, 2003 a consent order and final judgment on non-line of sight issues was entered by the U.S. District Court for the Central District of California. The consent order and final judgment resolves matters regarding the non-line of sight aspects of the case. Under the terms of the consent order and final judgment, we have agreed to remedy certain violations at twelve of our stadium-style theatres surveyed by the Department. Additionally, we have agreed to survey and make similar improvements at 101 stadium-style theatres across the country and at certain theatres we may open or acquire in the future. We estimate that the cost of these betterments will be $26.3 million, which is expected to be incurred over the term of the consent order of five years. The estimate is based on the improvements at the twelve theatres surveyed by the Department. The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

        Derivative Suits.    On July 22, 2004, two lawsuits purporting to be class actions were filed in the Court of Chancery of the State of Delaware, one naming AMCE, AMCE's directors, Apollo Management and certain entities affiliated with Apollo as defendants and the other naming AMCE, AMCE's directors, Apollo Management and Holdings as defendants. Those actions were consolidated on August 17, 2004. The plaintiffs in the consolidated action filed an amended complaint in the Chancery Court on October 22, 2004 and moved for expedited proceedings on October 29, 2004.

        On July 23, 2004, three more lawsuits purporting to be class actions were filed in the Circuit Court of Jackson County, Missouri, each naming AMCE and AMCE's directors as defendants. These lawsuits were consolidated on September 27, 2004. The plaintiffs in the consolidated action filed an amended complaint in the Circuit Court of Jackson County on October 29, 2004. AMCE filed a motion to stay the case in deference to the prior-filed Delaware action and a separate motion to dismiss the case in the alternative on November 1, 2004.

        In both the Delaware action and the Missouri action, the plaintiffs generally allege that the individual defendants breached their fiduciary duties by agreeing to the merger, that the transaction is unfair to the minority stockholders of AMCE, that the merger consideration is inadequate and that the defendants pursued their own interests at the expense of the stockholders. The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the Merger and related transactions.

        On November 23, 2004, the parties in this litigation entered into a Memorandum of Understanding providing for the settlement of both the Missouri action and the Delaware action. Pursuant to the terms of the Memorandum of Understanding, the parties agreed, among other things, that: (i) Holdings would waive Section 6.4(a)(C) of the merger agreement to permit AMCE to provide non-public information to potential interested parties in response to any bona fide unsolicited written acquisition proposals by such parties (which it did), (ii) AMCE would make certain disclosures requested by the plaintiff in the proxy statement and the related Schedule 13E-3 in connection with the special meeting to approve the Merger (which it did) and (iii) AMCE would pay, on behalf of the defendants, fees and expenses of plaintiffs' counsel in the amount of $1.7 million (which such amounts AMCE has accrued but believes are covered by its existing directors and officers insurance policy). In reaching this settlement, AMCE confirmed to the plaintiffs that Lazard and Goldman Sachs had each been provided with the financial information included in AMCE's earnings press release, issued on the same date as the announcement of the merger agreement. The Memorandum of Understanding also provides for the dismissal of the Missouri action and the Delaware action with prejudice and release of all related claims against AMCE, the other defendants and their respective affiliates. The settlement as provided for in the Memorandum of Understanding is contingent upon, among other things, approval by the court.

        Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 TO 100; Orange County California Superior Court, Case No: 03CC00429. On September 26, 2003, plaintiff filed this suit as a purported class action on behalf of himself and other current and former "senior managers," "salary operations managers" and persons holding similar positions who claim that they were improperly classified by the Company as exempt employees over the prior four years. On April 28, 2004, additional plaintiffs filed a related case titled William Baer and Anlsnara Hanczonek v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court, Case No. 04CC00507. On December 9, 2004, the Baer Court denied plaintiffs' motion for class certification, and on January 7, 2005, the Grant Court granted AMCE's motion to strike the class allegations. In the Baer proceeding, we have reached a settlement on the individual wage and hour claims against us but the settlement agreement is still being negotiated. In the Grant case, individual wage and hour claims against us remain to be resolved.

        Ernesto Galindo v. American Multi-Cinema, Inc. et al. (Case No. BC328770, Los Angeles County Superior Court). On February 15, 2005, Ernesto Galindo, a former employee, filed this suit on behalf of all current and former non-exempt hourly workers in the State of California who allegedly did not receive statutory meal or rest breaks. Plaintiffs seek back wages, penalties and other unspecified damages.

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

        Certain parties to the Missouri litigation have filed counterclaims against us, including Ammon Painting Company, Inc., which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. We currently estimate that our claim against Ammon is for approximately $6.0 million. Based on presently available information, we do not believe such matters will have a material adverse effect on our results of operations, financial condition or liquidity. During fiscal 2005, we received settlement payments of $2,610,000 from various parties in connection with this matter and subsequent to March 31, 2005, we received additional settlement payments of $675,000 bringing the aggregate amount received to $4,210,000.

We have also agreed to additional settlements totaling $560,000 for which payments have not been received.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

        There has been no submission of matters to a vote of security holders during the thirteen weeks ended March 31, 2005.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common equity consists of Common Stock. There is currently no established public trading market for our Common Stock.

Common Stock

        On May 27, 2005, there was one stockholder of record of Common Stock (Marquee Holdings Inc.).

        We have not declared a dividend on shares of Common Stock since fiscal 1989. Any payment of cash dividends on Common Stock in the future will be at the discretion of the Board and will also depend upon such factors as compliance with debt covenants, earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board.

Issuer Purchase of Equity Securities

        This information has been previously provided in our Form 10-Q's for fiscal 2005.

Item 6. Selected Financial Data.

	Years Ended(1)(4)(7)
(In thousands, except operating data)	From Inception July 16, 2004 through March 31, 2005(5)(8)	April 2, 2004 through December 23, 2004(5)(8)	52 Weeks Ended April 1, 2004(5)	53 Weeks Ended April 3, 2003	52 Weeks Ended March 28, 2002	52 Weeks Ended March 29, 2001
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Revenues
Admissions	$320,025	$907,509	$1,219,393	$1,212,204	$898,040	$810,519
Concessions	123,117	344,685	456,990	468,578	358,107	334,072
Other theatre	15,193	46,840	53,983	48,600	39,972	27,082
NCN and other	10,467	38,811	52,454	55,693	41,768	43,457

Total revenues	468,802	1,337,845	1,782,820	1,785,075	1,337,887	1,215,130

Costs and Expenses
Film exhibition costs	164,873	485,018	649,380	660,982	485,799	432,075
Concession costs	13,700	41,244	51,259	54,912	42,201	43,595
Theatre operating expense	111,553	310,815	419,619	438,605	329,298	304,192
Rent	87,648	243,711	314,024	300,377	234,769	229,260
NCN and other	10,461	31,440	46,847	52,444	45,264	42,610
General and administrative:
Stock-based compensation	1,201	–	8,727	2,011	442	–
Merger and acquisition costs	22,268	42,732	5,508	1,128	–	–
Management fee	500	–	–	–	–	–
Other	13,721	34,554	48,356	64,965	37,338	32,441
Preopening expense	39	1,292	3,858	3,227	4,363	3,303
Theatre and other closure expense	1,267	10,758	4,068	5,416	2,124	24,169
Restructuring charge	4,926	–	–	–	–	–
Depreciation and amortization	46,084	92,091	124,572	126,994	99,022	105,184
Impairment of long-lived assets	–	–	16,272	19,563	–	68,776
Disposition of assets and other gains	(302)	(2,715)	(2,590)	(1,385)	(1,821)	(664)

Total costs and expenses	477,939	1,290,940	1,689,900	1,729,239	1,278,799	1,284,941

Other expense (income)(6)	(6,778)	–	13,947	–	3,754	(9,996)
Interest expense	41,715	74,259	77,717	77,800	60,760	77,000
Investment income	2,511	6,476	2,861	3,502	2,073	1,728

Earnings (loss) from continuing operations before income taxes	(41,563)	(20,878)	4,117	(18,462)	(3,353)	(135,087)
Income tax provision (benefit)	(6,800)	15,000	11,000	10,000	2,700	(46,000)

Loss from continuing operations	(34,763)	(35,878)	(6,883)	(28,462)	(6,053)	(89,087)
Loss from discontinued operations, net of income tax benefit(2)	–	–	(3,831)	(1,084)	(4,325)	(1,070)
Cumulative effect of accounting changes(3)	–	–	–	–	–	(15,760)

Net loss	$(34,763)	$(35,878)	$(10,714)	$(29,546)	$(10,378)	$(105,917)

Preferred dividends	–	104,300	40,277	27,165	29,421	–

Net loss for shares of common stock	$(34,763)	$(140,178)	$(50,991)	$(56,711)	$(39,799)	$(105,917)

	Years Ended(1)(4)(7)
(In thousands, except operating data)	From Inception July 16, 2004 through March 31, 2005(5)(8)	April 2, 2004 through December 23, 2004(5)(8)	52 Weeks Ended April 1, 2004(5)	53 Weeks Ended April 3, 2003(5)	52 Weeks Ended March 28, 2002(5)	52 Weeks Ended March 29, 2001
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data (at period end):
Cash and equivalents	$70,949		$333,248	$244,412	$219,432	$34,075
Deferred income taxes (long-term)	50,619		143,944	160,152	124,915	131,791
Total assets	2,789,948		1,506,534	1,480,698	1,276,970	1,043,564
Corporate borrowings	1,161,970		686,431	668,661	596,540	694,172
Other long-term liabilities	350,490		182,467	177,555	120,770	116,602
Capital and financing lease obligations	65,470		61,281	59,101	57,056	56,684
Stockholders' equity (deficit)	900,966		280,604	279,719	255,415	(63,076)
Cash Flow Data:
Net cash provided by (used in) operating activities	$(58,560)	$141,654	$183,278	$128,747	$101,091	$43,458
Net cash used in investing activities	(1,259,794)	(692,395)	(69,378)	(137,201)	(144,510)	(91,933)
Net cash provided by (used in) financing activities	1,387,456	614,744	(24,613)	33,437	228,879	(35,284)
Other Data:
Capital expenditures	$(18,622)	$(66,155)	$(95,011)	$(100,932)	$(82,762)	$(101,932)
Proceeds from sale/leasebacks	50,910	–	63,911	43,665	7,486	682
Operating Data (at period end):
Screen additions	–	44	114	95	146	115
Screen acquisitions	3,560	–	48	641	68	–
Screen dispositions	14	28	142	111	86	250
Average screens	3,540	3,535	3,494	3,498	2,786	2,816
Attendance (in thousands)	47,114	134,263	186,989	197,363	158,241	151,075
Number of screens operated	3,546	3,560	3,544	3,524	2,899	2,771
Number of theatres operated	229	231	232	239	181	180
Screens per theatre	15.5	15.4	15.3	14.7	16.0	15.4

(1)
There were no cash dividends declared on common stock during the last five fiscal years.

(2)
Fiscal 2004, 2003, 2002 and 2001 include losses from discontinued operations related to a theatre in Sweden that was sold during fiscal 2004. Fiscal 2004 includes a $3,831 loss from discontinued operations (net of income tax benefit of $2,600), fiscal 2003 includes a $1,084 loss from discontinued operations (net of income tax benefit of $700), fiscal 2002 includes a $4,325 loss from discontinued operations including a charge for impairment of long-lived assets of $4,668 (net of income tax benefit of $3,600) and fiscal 2001 includes a $1,070 loss from discontinued operations (net of income tax benefit of $0).

(3)
Fiscal 2001 includes a $15,760 cumulative effect of an accounting change related to revenue recognition for gift certificates and discounted theatre tickets (net of income tax benefit of $10,950).

(4)
Fiscal 2003 includes 53 weeks. All other years have 52 weeks.

(5)
We acquired Gulf States Theatres on March 15, 2002 and GC Companies, Inc. on March 29, 2002, which significantly increased our size. In the Gulf States Theatres acquisition, we acquired 5 theatres with 68 screens in the New Orleans area. In the GC Companies acquisition, we acquired 66 theatres with 621 screens throughout the United States. Accordingly, results of operations for the Successor period ended March 31, 2005 and Predecessor periods ended December 23, 2004, April 1, 2004 and April 3, 2003 are not comparable to our results for the prior fiscal years.

(6)
During fiscal 2005, other expense (income) is composed of $6,745 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote and $33 of gain recognized on the redemption of $1,663 of our Senior Subordinated Notes due 2011. During fiscal 2004, other expense (income) is composed of losses recognized on the redemption of $200,000 of our Senior Subordinated Notes due 2009 and $83,400 of our Senior Subordinated Notes due 2011. During fiscal 2002, other expense (income) is comprised of transaction expenses incurred in connection with the issuance of Preferred Stock. During fiscal 2001 other expense (income) includes non-cash income related to the extinguishment of gift certificate liabilities for multiple years of sales.

(7)
As a result of the Merger, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004. Because of the application of purchase accounting, Successor and Predecessor periods are not prepared on comparable bases of accounting.

(8)
In connection with the Merger, Marquee was formed on July 16, 2004, and issued debt and held the related proceeds from issuance of debt in escrow until consummation of the Merger. The Predecessor consolidated this Merger entity in accordance with FIN 46(R). As a result, both the Predecessor and Successor have recorded interest expense of $12,811, interest income of $2,225 and income tax benefit of $4,500 related to Marquee.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        We are one of the world's leading theatrical exhibition companies based on revenues. As of March 31, 2005, we operated 229 theatres with a total of 3,546 screens, with 93%, or 3,308, of our screens in North America, and 7%, or 238, of our screens in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom.

        We completed a merger (the "Merger") on December 23, 2004 in which Marquee Holdings Inc. ("Holdings") acquired the Company. Marquee Inc. ("Marquee") was formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the "Predecessor"). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMC Entertainment Inc. ("AMCE" or the "Company"), with AMCE as the surviving reporting entity (the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date.

        We are organized as a holding company. Following the consummation of the Merger on December 23, 2004, we became a privately held company, wholly owned by Holdings. Holdings is wholly owned by J.P. Morgan Partners (BHCA) L.P., Apollo Investment Fund V, L.P. (the "Sponsors"), other co-investors and certain members of management. Our principal directly owned subsidiaries are American Multi-Cinema, Inc. (AMC") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our North American theatrical exhibition business through AMC and its subsidiaries and AMCEI. We are operating theatres outside the United States through AMCEI and its subsidiaries.

        On March 29, 2005, the Company and Regal Entertainment Group announced that we are combining our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC. The new company will engage in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We contributed fixed assets and exhibitor agreements to National CineMedia, LLC. Additionally, we will pay termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, National CineMedia, LLC issued a 37% interest in its Class A units to NCN.

        For financial reporting purposes we have three operating segments, North American theatrical exhibition, International theatrical exhibition and NCN and other.

        Our North American and International theatrical exhibition revenues are generated primarily from box office admissions and theatre concession sales, which represented approximately 68% and 26% of our revenues during each of the years ended March 31, 2005 and April 1, 2004. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift certificates and theatre tickets and arcade games located in theatre lobbies.

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

        Our revenues are dependent upon the timing of motion picture releases by distributors. The most marketable motion pictures are usually released during the summer and the calendar year-end holiday seasons. Therefore, our business can be seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. Our results of operations may vary significantly from quarter to quarter.

        Fiscal years 2005 and 2004 include 52 weeks. Fiscal year 2003 includes 53 weeks.

        During fiscal 2005, films licensed from our ten largest distributors based on revenues accounted for approximately 91% of our North American admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2004, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 490 in 1998, according to the Motion Picture Association of America. During 2004, 475 first-run motion pictures were released by distributors in the United States.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through March 31, 2005, we added 114 theatres with 2,387 new screens, acquired 80 theatres with 786 screens and disposed of 197 theatres with 1,257 screens. As of March 31, 2005, approximately 74%, or 2,641, of our screens were located in megaplex theatres.

        We acquired GC Companies, Inc. on March 29, 2002 which significantly increased our size in terms of number of theatres. In the GC Companies acquisition, we acquired 66 theatres with 621 screens throughout the United States. For further information about the Acquisitions, see Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

        The accounting estimates identified below are critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these estimates on our business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results. For a detailed discussion on the application of these estimates and other accounting policies, see Notes to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. The methods and judgments we use in applying our accounting estimates have a significant impact on the results we report in our financial statements. Some of our accounting estimates require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets, including intangibles, which impacts impairment of long-lived assets when we impair assets or accelerate their depreciation; recoverability of goodwill, which creates the potential for write-offs of goodwill; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; recognition and measurement of our remaining lease obligations to landlords on our closed theatres and other vacant space, which impacts theatre and other closure expense; estimation of self-insurance reserves which impacts theatre operating and general and administrative expenses; recognition and measurement of net periodic benefit costs for our pension and other defined benefit programs, which impacts general and administrative expense; estimation of film settlement terms and measurement of film rental fees which impacts film exhibition; costs and estimation of the fair value of assets acquired, liabilities assumed and consideration paid for acquisitions which impacts the measurement of assets acquired (including goodwill) and liabilities assumed in a business combination. Below, we discuss these areas further, as well as the estimates and judgments involved.

        Impairments.    We review long-lived assets, including intangibles and investments in unconsolidated subsidiaries accounted for under the equity method, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. Because Christmas and New Years holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances independent third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management's expected return on assets during fiscal 2005, 2004 and 2003. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates. There were no impairments recorded during fiscal 2005. We have recorded impairments of long-lived assets of $16.3 million and $19.6 million during fiscal 2004 and 2003, respectively.

        Goodwill.    Our recorded goodwill was $1,401,740,000 as of March 31, 2005. We evaluate goodwill for impairment annually as of the end of the fourth fiscal quarter and any time an event occurs or circumstances change that reduce the fair value for a reporting unit below its carrying amount. All goodwill is recorded in our North American theatrical exhibition operating segment which is also our reporting unit for purposes of evaluating our recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value.

        Income taxes.    In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense as well as operating loss and tax credit carryforwards. We must assess the likelihood that we will be able to recover our deferred tax assets in each domestic and foreign tax jurisdiction in which we operate. If recovery is not more likely than not, we must record a valuation allowance for the deferred tax assets that we estimate are more likely than not unrealizable. As of March 31, 2005, we had recorded approximately $69 million of deferred tax assets (net of valuation allowances of $73 million) related to the estimated future tax benefits of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The recoverability of these deferred income tax assets is dependent upon our ability to generate future taxable income in the relevant taxing jurisdictions. Projections of future taxable income require considerable management judgment about future attendance levels, revenues and expenses. See "Liquidity and Capital Resources—Deferred Tax Assets" for additional information about our income taxes.

        Theatre and Other Closure Expense.    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Prior to the Merger our discount rates ranged from 6.6% to 21.0%. As a result of the Merger, we have remeasured our liability for theatre closure at a rate of 7.55%, our estimated borrowing cost on the date of the Merger. We have recorded theatre and other closure expense of $1.3 million during the Successor period ended March 31, 2005 and $10.7 million, $4.1 million and $5.4 million during the Predecessor periods ended December 23, 2004, April 1, 2004 and April 3, 2003, respectively. Accretion expense for exit activities initiated after December 31, 2002, and all accretion expense subsequent to December 23, 2004, is included as a component of theatre and other closure expense.

        Casualty Insurance.    We are self-insured for general liability up to $400,000 per occurrence and carry a $400,000 deductible limit per occurrence for workers compensation claims. We utilize actuarial projections of our estimated ultimate losses that we will be responsible for paying and as a result there is considerable judgment necessary to determine our casualty insurance reserves. The actuarial method that we use includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of March 31, 2005 and April 1, 2004, we had recorded casualty insurance reserves of $22.1 million and $20.5 million, respectively. We have recorded expense related to general liability and workers compensation claims of $3.8 million during the Successor period ended March 31, 2005 and $8.3 million, $10.6 million and $6.8 million during the Predecessor periods ended December 23, 2004, April 1, 2004 and April 3, 2003, respectively.

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

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement expense. For our principal pension plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $633,000. For our postretirement plan, a 50 basis point decrease in the discount rate would increase postretirement expense by approximately $192,000. We reduced our discount rate from 6 1/4% to 5 3/4% for fiscal 2006 to reflect market interest rate conditions. We have recorded expenses for our pension and postretirement plans of $1.8 million during the Successor period ended March 31, 2005 and $5.3 million, $6.0 million and $3.5 million during the Predecessor periods ended December 23, 2004, April 1, 2004 and April 3, 2003, respectively. We expect that our total pension and postretirement expense will decrease by approximately $1,547,000 from fiscal 2005 to fiscal 2006. Our unrecognized net actuarial loss for pension and postretirement plans was $200,000 as of March 31, 2005. In connection with a recent reorganization, there was a reduction in postretirement plan participants, which resulted in a curtailment in fiscal 2006 of the postretirement plan for accounting purposes. The curtailment is expected to reduce net periodic postretirement expense by $1,110,000 during fiscal 2006, which is a primary component of the decrease in pension and postretirement expense noted above.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. A 50 basis point decrease in the expected return on assets of our qualified defined benefit pension plan would increase pension expense on our principal plans by approximately $220,000 per year. Note 10 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K includes disclosure of our pension plan and postretirement plan assumptions and information about our pension plan assets.

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

        We accrue film exhibition costs based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses entered into with our distributors. Generally, less than one third of our quarterly film exhibition cost is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. However, actual film costs and film costs payable could differ materially from those estimates. For fiscal years 2005, 2004 and 2003 there were no significant changes in our film cost estimation and settlement procedures.

        As of March 31, 2005 and April 1, 2004, we had recorded film payables of $53 million and $57 million, respectively. We have recorded film exhibition costs of $165 million during the Successor period ended March 31, 2005 and $485 million, $649 million and $661 million during the Predecessor periods ended December 23, 2004, April 1, 2004 and April 3, 2003, respectively.

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

        We completed the Merger on December 23, 2004. The Merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date. The consolidated financial statements presented herein are those of the accounting acquirer from its inception on July 16, 2004 through March 31, 2005, and those of its Predecessor, AMCE, for all periods presented through the merger date.

        We also consummated acquisitions in fiscal 2004 and 2003 as discussed in Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. During fiscal 2004 we acquired the assets of Megastar for a cash purchase price of $15 million. During fiscal 2003 we acquired GC Companies pursuant to the plan of reorganization of GC Companies which we sponsored for a purchase price of approximately $169 million including cash payments, issuance of senior subordinated notes and the issuance of shares of our common stock. On March 15, 2002, we acquired the operations and related assets of Gulf States Theatres for a cash purchase price of approximately $45.8 million.

Operating Results

        As a result of the December 23, 2004 merger described above, our Predecessor does not have financial results for the fourteen week period ended March 31, 2005. In order to present Management's Discussion and Analysis in a way that offers investors a meaningful period to period comparison, we have combined the current year Predecessor theatrical exhibition and NCN and other operation information (38 weeks) with current year Successor operating information (14 weeks), on an unaudited pro forma combined basis. The unaudited pro forma combined data consist of unaudited Predecessor information for the 38 weeks ended December 23, 2004 and unaudited Successor information for the 14 weeks ended March 31, 2005. The pro forma information for the 52 week period ended March 31, 2005 does not purport to represent what our consolidated results of operations would have been if the Successor had actually began theatrical exhibition operations on April 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on April 1, 2004.

        Set forth in the table below are the pro forma summary of revenues, costs and expenses attributable to the Company's North American and International theatrical exhibition operations and NCN and other businesses. Reference is made to Note 14 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K for additional information about our operations by operating segment.

OPERATING RESULTS (UNAUDITED)

(Dollars in thousands)	14 Weeks Ended March 31, 2005	38 Weeks Ended Dec. 23, 2004	Pro Forma 52 Weeks Ended March 31, 2005	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)		(Predecessor)	(Predecessor)
Revenues
North American theatrical exhibition
Admissions	$292,514	$836,254	$1,128,768	$1,125,922	$1,133,477
Concessions	115,997	326,086	442,083	434,024	448,896
Other theatre	14,052	43,306	57,358	49,241	45,767

	422,563	1,205,646	1,628,209	1,609,187	1,628,140

International theatrical exhibition
Admissions	27,511	71,255	98,766	93,471	78,727
Concessions	7,120	18,599	25,719	22,966	19,682
Other theatre	1,141	3,534	4,675	4,742	2,833

	35,772	93,388	129,160	121,179	101,242
NCN and other	10,467	38,811	49,278	52,454	55,693

Total revenues	$468,802	$1,337,845	$1,806,647	$1,782,820	$1,785,075

Costs and Expenses
North American theatrical exhibition
Film exhibition costs	$150,557	$447,412	$597,969	$599,746	$619,949
Concession costs	12,575	37,161	49,736	46,191	49,496
Theatre operating expense	103,578	286,706	390,284	389,665	411,840
Rent	77,804	214,927	292,731	277,584	268,695
Preopening expense	39	1,292	1,331	2,921	2,430
Theatre and other closure expense	988	10,758	11,746	3,570	1,968

	345,541	998,256	1,343,797	1,319,677	1,354,378

International theatrical exhibition
Film exhibition costs	14,316	37,606	51,922	49,634	41,033
Concession costs	1,125	4,083	5,208	5,068	5,416
Theatre operating expense	7,975	24,109	32,084	29,954	26,765
Rent	9,844	28,784	38,628	36,440	31,682
Preopening expense	–	–	–	937	797
Theatre and other closure expense	–	–	–	–	3,405

	33,260	94,582	127,842	122,033	109,098

NCN and other	10,461	31,440	41,901	46,847	52,444
Theatre and other closure expense (NCN and other)	279	–	279	498	43
General and administrative expense:
Stock-based compensation	1,201	–	1,201	8,727	2,011
Merger and Acquisition Costs	22,268	42,732	65,000	5,508	1,128
Management Fee	500	–	500	–	–
Other	13,721	34,554	48,275	48,356	64,965
Restructuring Charge	4,926	–	4,926	–	–
Depreciation and amortization	46,084	92,091	138,175	124,572	126,994
Impairment of long-lived assets	–	–	–	16,272	19,563
Disposition of assets and other gains	(302)	(2,715)	(3,017)	(2,590)	(1,385)

Total costs and expenses	$477,939	$1,290,940	$1,768,879	$1,689,900	$1,729,239

Pro Forma Year Ended March 31, 2005 and Year Ended April 1, 2004

        Revenues.    Total revenues increased 1.3%, or $23,827,000, on a pro forma basis, during the year ended March 31, 2005 compared to the year ended April 1, 2004.

        North American theatrical exhibition revenues increased 1.2%, on a pro forma basis, from the prior year. Admissions revenues increased 0.3%, on a pro forma basis, due to a 3.8% increase in average ticket price partially offset by a 3.4% decrease in attendance. The increase in average ticket prices was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance decreased primarily due to a 5.8% decrease in attendance at comparable theatres (theatres opened on or before April 4, 2003) related to overall popularity and mix of film product and a decrease in attendance due to theatre closures, partially offset by an increase in attendance at new theatres. We closed 6 theatres with 42 screens and opened three theatres with 44 screens since fiscal 2004. Concessions revenues increased 1.9%, on a pro forma basis, due to a 5.4% increase in average concessions per patron related to price increases partially offset by the decrease in attendance.

        International theatrical exhibition revenues increased 6.6%, on a pro forma basis. Admissions revenues increased 5.7%, on a pro forma basis, due to a 3.6% increase in average ticket price due primarily to the weaker U.S. dollar and a 2.0% increase in attendance, primarily at new theatres. Attendance at comparable theatres was approximately the same. Concession revenues, on a pro forma basis, increased 12.0% due to a 9.8% increase in concessions per patron and the increase in total attendance. Concessions per patron increased primarily due to the weaker U.S. dollar.

        Revenues from NCN and other decreased 6.1%, on a pro forma basis, from the prior year due to a decrease in advertising revenues resulting from a reduction in screens served by NCN. This decline resulted from an initiative to improve profitability by eliminating marginally profitable contracts with certain theatre circuits.

        Costs and expenses.    Total costs and expenses increased 4.7%, on a pro forma basis, or $78,979,000, during the year ended March 31, 2005 compared to the year ended April 1, 2004.

        North American theatrical exhibition costs and expenses increased 1.8%, on a pro forma basis, from the prior year. Film exhibition costs decreased 0.3%, on a pro forma basis, due to a decrease in the percentage of admissions paid to film distributors partially offset by the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.0% in the current year as compared with 53.3% in the prior year. Concession costs increased 7.7%, on a pro forma basis, due to the increase in concession costs as a percentage of concessions revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 11.3%, on a pro forma basis, in the current year compared with 10.6% in the prior year. As a percentage of revenues, theatre operating expense was 24.0% in the current year, on a pro forma basis, as compared to 24.2% in the prior year. Rent expense increased 5.5%, on a pro forma basis, due primarily to the opening of theatres and screens since April 1, 2004 and the sale and lease back of the real estate assets associated with three theatres for proceeds of $63,911,000 on March 30, 2004. During fiscal 2005, on a pro forma basis, we recognized $11,746,000 of theatre and other closure expense related primarily to accruals for future minimum rentals on three theatres with 22 screens closed during the current period. During fiscal 2004, we incurred $3,570,000 of theatre and other closure expense related primarily to a payment to a landlord to terminate a lease on a theatre closed during the current period and due to accruals for future minimum rentals on three theatres with 20 screens closed during the year. Theatres closed prior to their lease expiration may require payments to the landlords to terminate the leases, which we estimate could approximate $250,000, in the aggregate over the next three years.

        International theatrical exhibition costs and expenses increased 4.8%, on a pro forma basis. Film exhibition costs increased 4.6%, on a pro forma basis, due to the increase in admissions revenues partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.6%, on a pro forma basis, in the current period as compared with 53.1% in the prior period. Concession costs increased 2.8%, on a pro forma basis, due to the increase in concession revenues partially offset by a decrease in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 20.2%, on a pro forma basis, in the current year compared with 22.1% in the prior year. Theatre operating expense increased 7.1%, on a pro forma basis, primarily at new theatres, and rent expense increased 6.0%, on a pro forma basis, primarily at new theatres. We continually monitor the performance of our international theatres, and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

        Costs and expenses from NCN and other decreased 10.9%, on a pro forma basis, due primarily to the reduction in overhead costs associated with the integration of NCN's administrative functions into our home office location and decreased revenues.

  General and Administrative:

          Stock-based Compensation.    Stock-based compensation decreased $7,526,000, during the current year, on a pro forma basis, compared to the prior year. The current pro forma period reflects that certain of the performance measures for fiscal 2005 have not been met and related discretionary awards under the 2003 Long-Term Incentive Plan ("LTIP") will not be made. Accordingly, we have recorded no expense or accrual for fiscal 2005 performance grants under the LTIP. The prior period reflects expense from the plan approval date, September 18, 2003 through April 1, 2004. Current year expense of $1,201,000 relates to options issued by our parent, Holdings, for certain members of our management. See Note 7 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

          Merger and acquisition.    Merger and acquisition costs increased $59,492,000 during the current year, on a pro forma basis. The current period reflects costs associated with the Merger of $63,057,000 and $1,943,000 for other strategic initiatives. Prior period costs were primarily for professional and consulting expenses directly related to a possible business combination with Loews Cineplex Entertainment Corporation that did not occur.

          Management fee.    Management fee costs increased $500,000 during the current year, on a pro forma basis. Management fees of $250,000 are paid quarterly, in advance, to two primary shareholders in exchange for consulting and other services.

          Other.    Other general and administrative expense decreased 0.2%, on a pro forma basis.

        Restructuring Charge.    Restructuring charges were $4,926,000 during the current year. These expenses are related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure, and a contribution of assets by NCN to NCM. We expect to complete the organizational restructuring including payment of the related costs by June 30, 2005.

        Depreciation and Amortization.    Depreciation and amortization increased 10.9%, on a pro forma basis, or $13,603,000, due primarily to an increase in asset basis of approximately $130,000,000 resulting from the application of fair value accounting in connection with the Merger and increases in depreciation resulting from new theatres.

        Impairment of Long-Lived Assets.    No impairment loss was recorded in fiscal 2005. During fiscal 2004, we recognized a non-cash impairment loss of $16,272,000 on 10 theatres with 176 screens. We recognized an impairment loss of $9,866,000 on seven U.S. theatres with 114 screens (in Texas, Maryland, California, Illinois, Wisconsin and Minnesota), $3,525,000 on one theatre in the United Kingdom with 12 screens and $2,881,000 on two Canadian theatres with 50 screens. Our impairment loss included $16,209,000 related to property and $63,000 related to intangible assets. Included in these losses is an impairment of $3,482,000 on 3 theatres with 70 screens that were included in impairment losses recognized in previous periods. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. We continually evaluate the future plans for certain of our theatres, which may include selling theatres or closing theatres and terminating the leases. We have identified 30 multiplex theatres with 261 screens that we may close over the next one to three years due to expiration of leases or early lease terminations. Prior to and including fiscal 2004, $10,763,000 of impairment charges have been taken on these theatre assets and the economic lives of these theatre assets have been revised to reflect management's best estimate of the economic lives of the theatre assets for purposes of recording depreciation.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains increased from a gain of $2,590,000 during the prior year to a gain of $3,017,000 during the current year, on a pro forma basis. The pro forma current period includes settlement gains of $2,610,000 related to various fireproofing claims at two theatres and a $111,000 settlement that was received from a construction contractor related to one Canadian theatre. The pro forma current period also includes a gain of $334,000 related to a sale of NCN equipment. The prior period includes a $1,298,000 gain on the disposition of three theatres and two parcels of real estate held for sale, settlements of $925,000 received related to various fireproofing claims at two theatres and $367,000 related to a settlement with a construction contractor at one theatre.

        Other Income and Expense.    During the current year, on a pro forma basis, we recognized $6,745,000 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote. In the prior year, on March 25, 2004, we redeemed $200,000,000 of our 9 1/2% Senior Subordinated Notes due 2009 for $204,750,000. A loss of $8,590,000 was recognized in connection with the redemption, including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. On March 25, 2004, we redeemed $83,406,000 or our 9 1/2 Senior Subordinated Notes due 2011 for $87,367,000. A loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,961,000, unamortized issue costs of $1,126,000 and unamortized discount of $270,000. The losses are included within other expense in the Consolidated Statements of Operations for the year ended April 1, 2004.

        Interest Expense.    Interest expense was $41,715,000, $74,259,000 and $77,717,000 for the Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004 and the Predecessor period ended April 1, 2004, respectively. The current year increase is primarily due to increased borrowing related to the Merger. Interest expense of $12,811,000 is included in both the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004 related to our 8 5/8% Senior notes due 2012 (the "Fixed Notes due 2012") and our Senior floating notes due 2010, (the "Floating Notes due 2010" and collectively, the "Senior Notes"). The interest on these notes was required to be included in the Predecessor period ended December 23, 2004 pursuant to FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R").

        On August 18, 2004, we issued $250,000,000 of our Fixed Notes due 2012 and $205,000,000 of our Floating Notes due 2010, the interest rate of which is currently 7.04% per annum. On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of 12% Discount Notes due 2014 for gross proceeds of $169,917,760. Interest expense associated with the Discount Notes due 2014 is included in our Consolidated Statements of Operations through December 23, 2004. See Note 1 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

        On February 24, 2004, we sold $300,000,000 aggregate principal amount of our Notes due 2014. We used the net proceeds (approximately $294,000,000) to redeem our Notes due 2009 and a portion of our Notes due 2011. On March 25, 2004, we redeemed $200,000,000 of our Notes due 2009 and $83,406,000 of our Notes due 2011.

        Investment Income.    Investment income was $2,511,000, $6,476,000 and $2,861,000 for the Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004 and the prior year ended April 1, 2004. Investment income for the Predecessor period ended December 23, 2004 compared to the Predecessor period ended April 1, 2004 increased primarily due to the interest income on funds held in escrow related to the Merger and increased cash available for investment during the current period. Interest income of $2,225,000 is included in both the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004 related to the escrow funds. The interest on these funds was required to be included in the Predecessor period ended December 23, 2004 pursuant to FIN 46R. See Note 1 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K for additional information about the application of FIN 46R to our Consolidated Financial Statements.

        Income Tax Provision.    The benefit for income taxes from continuing operations for the Successor period ended March 31, 2005 was $6,800,000. The Successor period includes $20,000,000 in merger costs which are currently being treated as non-deductible. The provision for income taxes from continuing operations for the Predecessor period ended December 23, 2004 was $15,000,000 and includes $41,032,000 in merger costs which are currently being treated as non-deductible. The effective tax rate for the Successor period ended March 31, 2005 was 16.4% as compared to the Predecessor effective tax rates of (71.8%) and 267.2% for the periods ended December 23, 2004 and April 1, 2004, respectively. The difference in effective rate from the statutory rate of 35% during the Successor period ended March 31, 2005 and Predecessor period ended December 23, 2004 was primarily due to currently non-deductible Merger costs and increase in foreign deferred tax assets for which we provided a valuation allowance. The difference in effective rate from the statutory rate of 35% during fiscal 2004 was primarily due to foreign deferred tax assets (primarily in Spain, the United Kingdom, France and Japan) for which we provided a $6,681,000 valuation allowance.

        Loss From Discontinued Operations, Net.    On December 4, 2003, we sold one theatre in Sweden with 18 screens and incurred a loss on sale of $5,591,000. The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K for the components of the loss from discontinued operations.

        Loss for Shares of Common Stock.    Loss for shares of common stock for the year was $34,763,000, $140,178,000 and $50,991,000 for the Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004 and the Predecessor period ended April 1, 2004. Preferred stock dividends of 1,023 shares of Preferred Stock valued at $2,362,000 for the period from April 1, 2004 to April 19, 2004, cash dividends of $9,349,000 for the period from April 19, 2004 through September 30, 2004, special Preferred Stock dividends and 33,408 shares of Preferred Stock valued at $91,113,000 and accretion of $1,476,000 were recorded during the Predecessor period ended December 23, 2004. Preferred Stock dividends of 19,697 shares of Preferred Stock valued at $40,277,000 were recorded in fiscal 2004.

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

        Loss From Discontinued Operations, Net.    On December 4, 2003, we sold one theatre in Sweden with 18 screens and incurred a loss on sale of $5,591,000. The results of operations of the Sweden theatre have been classified as discontinued operations and information presented for all periods reflects the new classification. See Note 3 to the Consolidated Financial Statements for the components of the loss from discontinued operations.

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

        Cash flows provided by (used in) operating activities, as reflected in the Consolidated Statements of Cash Flows, were $(58,560,000), $141,654,000, $183,278,000 and $128,747,000 for the Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004, the Predecessor period ended April 1, 2004 and the Predecessor period ended April 3, 2003, respectively. The cash used in operating activities for the Successor period ended March 31, 2005 was primarily due to payments of $37,061,000 in transaction costs related to the Merger. The decrease in operating cash flows for the Predecessor period ended December 23, 2004 compared to the Predecessor period ended April 1, 2004 was also primarily due to transaction costs related to the Merger of which $23,971,000 were paid during the Predecessor period ended December 23, 2004. The increase in operating cash flows from the fifty-three weeks ended

April 3, 2003 to the fifty-two weeks ended April 1, 2004 is primarily due to increases in earnings from continuing operations before taxes which includes a $13,947,000 charge against earnings from continuing operations before taxes related to the $292,117,000 repurchase of notes due 2009 and 2011 included in financing activities. We had a working capital deficit as of March 31, 2005 of $134,961,000 and a working capital surplus as of April 1, 2004 of $137,237,000. The working capital deficit is primarily a result of decreased cash balances resulting from the Merger. We have the ability to borrow against our credit facility to meet obligations as they come due and had approximately $163,000,000 available on our credit facility to meet these obligations for each of the periods ended March 31, 2005 and April 1, 2004.

Cash Flows from Investing Activities

        Cash outflows from investing activities, as reflected in the Consolidated Statements of Cash Flows, were $1,259,794,000 $692,395,000, $69,378,000 and $137,201,000 for the Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004, the Predecessor period ended April 1, 2004 and the Predecessor period ended April 3, 2003, respectively. Cash outflows for investing activities include a payment to common and preferred stockholders net of cash acquired of $1,268,564,000 related to the Merger for the Successor period ended March 31, 2005 and an increase of $627,338,000 in restricted cash related to investment of the proceeds from the Senior Notes issued in order to finance the Merger during the Predecessor period ended December 23, 2004 and capital expenditures of $18,622,000, $66,155,000, $95,011,000 and $100,932,000 during the Successor period ended March 31, 2005, Predecessor periods ended December 23, 2004, April 1, 2004 and April 3, 2003, respectively. As of March 31, 2005, we had construction in progress of $29,078,000. We had nine North American theatres with a total of 148 screens under construction as of March 31, 2005. We expect that our gross capital expenditures in fiscal 2006 will be approximately $130,000,000 and our proceeds from sale/leasebacks will be approximately $30,000,000.

        On December 23, 2004 we completed the Merger and became a wholly owned subsidiary of Holdings. Pursuant to the terms of the Merger Agreement, each issued and outstanding share of our common stock and Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of our preferred stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the Merger was $1,665,200,000.

        Holdings used the net proceeds from the sale of our notes (as described below), together with our existing cash balances and the proceeds from the equity contribution from Holdings (consisting of equity contributed by the Sponsors (as defined below), the co-investors and certain members of management and the net proceeds of an offering of Holdings notes), to finance the Merger.

        In connection with and as a result of the Merger, our stock is no longer publicly traded and we delisted our common stock, 66 2/3¢ par value, from the American Stock Exchange on December 23, 2004.

        On December 19, 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. for an estimated cash purchase price of $15,037,000. In connection with the acquisition, we assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating and have been built since 2000.

        On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our purchase price of $168,931,000 (net of $6.5 million from the sale of GC Companies' portfolio of venture capital investments on the effective date) included anticipated cash payments of $68,472,000, the issuance of $72,880,000 aggregate principal amount of our Notes due 2011 with a fair value of $71,787,000 and the issuance of 2,578,581 shares of common stock with an aggregate fair value of $35,172,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). We used available cash for the cash payments under the plan of reorganization.

        The final purchase price for GC Companies was not determinable until all creditor claims disputed by the GC Companies post-confirmation unsecured creditors committee were consensually resolved or determined by the bankruptcy court. The GC Companies bankruptcy case was closed on May 26, 2004. Through March 31, 2005, we had issued $72,880,000 aggregate principal amount of our senior subordinated notes due 2011 and 2,430,433 shares of our common stock and paid approximately $66,118,000 in cash to creditors of GC Companies.

        On March 15, 2002, we acquired the operations and related assets of Gulf States Theatres for a cash purchase price of approximately $45,800,000. The acquisition includes five theatres with 68 screens in the New Orleans, Louisiana area. All five of the theatres feature stadium seating and have been built since 1997 and strengthen our position in the New Orleans market. Operating results of the acquired theatres are included in the Consolidated Statements of Operations from March 15, 2002.

        In connection with the acquisition of Gulf States Theatres, we entered into leases of the real estate assets associated with the five theatres with Entertainment Properties Trust for a term of 20 years with an initial annual base rent of $7,200,000. Of the $45,000,000 purchase price, $5,800,000 was paid to Entertainment Properties Trust for specified non-real estate assets which Entertainment Properties Trust acquired from Gulf States Theatres and resold to us at cost. We will pay $300,000 annually for five years in connection with consulting and non-competition agreements related to the acquisition.

        We continue to expand our North American and international theatre circuits. During fiscal 2005, we opened three theatres with 44 screens and closed 6 theatres with 42 screens resulting in a circuit total of 229 theatres with 3,546 screens as of March 31, 2005.

        We fund the costs of constructing new theatres through existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. During fiscal 2005, we leased three new theatres with 44 screens from developers and sold and leased back one theatre with 16 screens.

        We lease certain of our theatre properties from Entertainment Properties Trust. Mr. Peter C. Brown, Chairman of the Board, Chief Executive Officer and President of AMCE, served as Chairman of the Board of Trustees of Entertainment Properties Trust until May 2003, at which time his term expired and he did not stand for reelection to the Board of Trustees of Entertainment Properties Trust. Because of the various agreements between Entertainment Properties Trust and us, situations may have arisen in the past where we had differing interests from Entertainment Properties Trust. For information about related party transactions see Note 16 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K included elsewhere herein.

        During fiscal 1998, we sold the real estate assets associated with 13 theatres to EPT for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). We leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require us to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. During fiscal 2000, we sold the building and improvements associated with one of our theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. During fiscal 2002, we sold the land at this theatre to EPT for proceeds of $7,486,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%. During fiscal 2003, we sold the real estate assets associated with 2 theatres to EPT for proceeds of $43,665,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years. On March 30, 2004, we sold the real estate assets associated with 3 theatres to EPT for proceeds of $63,911,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 9.5% with options to extend for up to 15 additional years. On March 31, 2005, we sold the real estate assets associated with one theatre and adjoining retail space to EPT for proceeds of $50,910,000 and then leased the real estate assets associated with the theatre pursuant to a non-cancelable operating lease with terms of 20 years at an initial lease rate of 9.24% with options to extend for up to 14 additional years. We currently have one theatre location that we believe could be sold and leased back for estimated proceeds of $12,000,000 should we elect to do so, and if allowed under the financial covenants of our existing debt instruments.

        Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors if prevailing market conditions are favorable. During the Successor period ended March 31, 2005 we purchased certain leased furniture, fixtures and equipment at two theatres for $25,292,000. During fiscal 2004 we purchased certain leased furniture, fixtures and equipment at five Canadian theatres for $15,812,000. During fiscal 2003, we purchased certain leased furniture, fixtures and equipment for a total of $7,052,000.

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statements of Cash Flows, were $1,387,456,000, $614,744,000, ($24,613,000) and $33,437,000 for the Successor period ended March 31, 2005, the Predecessor period ended December 23, 2004, the Predecessor period ended April 1, 2004 and the Predecessor period ended April 3, 2003, respectively. Cash flows from financing activities for the Successor period ended March 31, 2005 include a capital contribution from Holdings related to the Merger of $934,901,000 and proceeds of $455,000,000 related to the issuance of Senior Notes. Cash flows from financing activities for the Predecessor period ended December 23, 2004, include proceeds related to the issuance of notes of $624,918,000 to finalize the Merger.

        As a result of the Merger, we became the obligor of $250,000,000 in aggregate principal amount of Fixed Notes due 2012 and $205,000,000 in aggregate principal amount of Floating Notes due 2010 (together, the "Senior Notes") that were previously issued by Marquee Inc. on August 18, 2004. The Senior Notes (i) rank senior in right of payment to any of our existing and future subordinated indebtedness, rank equally in right of payment with any of our existing and future senior indebtedness and are effectively subordinated in right of payment to any of our secured indebtedness and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of our existing and future wholly owned subsidiaries that is a guarantor or direct borrower under our other indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and preferred stock of our subsidiaries that do not guarantee the notes.

        The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at our option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2010. The Floating Notes due 2010 bear interest at a rate per annum, reset quarterly, equal to 4 1/4% plus the three-month LIBOR interest rate. Interest on the Floating Notes due 2010 is payable quarterly on February 15, May 15, August 15 and November 15 and interest payments commenced on November 15, 2004. The interest rate is 7.05% per annum for the quarterly period ending May 14, 2005 and is 7.52% for the quarterly period ending August 14, 2005. The Floating Notes due 2010 are redeemable, in whole or in part, on or after August 15, 2006 at 103.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009. The Fixed Notes due 2012 and Floating Notes due 2010 also contain covenants which restrict the incurrence of additional senior indebtedness based on the senior leverage ratio as defined in the indentures.

        Holdings issued $304,000,000 principal amount at maturity of its 12% senior discounts notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. The only operations of Holdings prior to the Merger were related to this financing. Because we were the primary beneficiary of Holdings, which was considered a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Predecessor was required to consolidate Holdings' operations and financial position into it's financial statements as of and through the period ended December 23, 2004. Subsequent to December 23, 2004, the Successor deconsolidated Holdings' assets and liabilities. The results of operations of Holdings included within the Predecessor's Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from us. We will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010 and the Existing Subordinated Notes and the amended credit facility. We have not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        Prior to August 15, 2009 unless Holdings elects to pay cash interest as described below, interest on the Discount Notes due 2014 will accrete from the date of issuance of the notes until August 15, 2009, compounded semiannually. Thereafter, interest on the Discount Notes due 2014 will accrue and be payable in cash semi-annually on each February 15 and August 15, commencing on February 15, 2010, at a rate of 12% per annum.

        On any interest payment date prior to August 15, 2009, Holdings may elect to commence paying cash interest (from and after such interest payment date) in which case (i) Holdings will be obligated to pay cash interest on each subsequent interest payment date, (ii) the notes will cease to accrete after such interest payment date and (iii) the outstanding principal amount at the maturity of each note will be equal to the accreted value of such note as of such interest payment date.

        Concurrently with the consummation of the Merger, we have entered into an amendment to our credit facility. We refer to this amended credit facility as the "amended credit facility". This amended credit facility modifies our previous Second Amended and Restated Credit Agreement dated as of March 26, 2004 which was superseded in connection with the execution of the "amended credit facility" which was scheduled to mature on April 9, 2009. As of March 31, 2005, we had no amounts outstanding under the amended credit facility and had issued approximately $12,000,000 in letters of credit, leaving borrowing capacity under the amended credit facility of approximately $163,000,000.

        The amended credit facility permits borrowings at interest rates based on either the bank's base rate or LIBOR, plus applicable margins ranging from 1.0% to 2.0% on base rate loans and from 2.0% to 3.0% on LIBOR loans, and requires an annual commitment fee of 0.5% on the unused portion of the commitment. The amended credit facility matures on April 9, 2009. The total commitment under the amended credit facility is $175,000,000, but the amended credit facility contains covenants that may limit AMCE's ability to incur debt (whether under the amended credit facility or from other sources).

        The amended credit facility includes several financial covenants, including (i) a maximum net indebtedness to Annualized EBITDA ratio (as defined in the amended credit facility) generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization, any call premium (or original issue discount) expenses and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, except that expenses incurred in connection with the Merger and related transactions are excluded, and including an adjustment for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation period), of Holdings of 5.75 to 1 with certain step-downs of such ratio to 5.00 from March 31, 2006 through March 29, 2007 and to 4.50 from March 30, 2007 through April 19, 2009, (ii) a minimum cash interest coverage ratio, as defined in the amended credit facility, except that expenses incurred in connection with the Merger and related transactions are excluded (generally, the ratio of Annualized EBITDA for the most recent four quarters to consolidated interest expense for such period of the Company) of 1.75 to 1, and (iii) a ratio of maximum net senior indebtedness to Annualized EBITDA of the Company, as defined in the amended credit facility except that expenses incurred in connection with the Merger and related transactions shall be excluded, for the most recent four quarters of 3.5 to 1. As of March 31, 2005, we were in compliance with these covenants. The amended credit facility also generally imposes limitations on investments, the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, restricted payments, dividends, repurchase of capital stock or subordinated debt, mergers, investments, guarantees, asset sales and business activities.

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

        On February 24, 2004, we sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"). We used the net proceeds (approximately $294,000,000) to redeem our notes due 2009 and a portion of our notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at our option, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. The Notes due 2014 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the indenture governing the Notes due 2014). The Notes due 2014 rank equally with our Notes due 2011 and Notes due 2012.

        On January 16, 2002, we sold $175,000,000 aggregate principal amount of our 9 7/8% Senior Subordinated notes due 2012 (the "Notes due 2012"). Net proceeds from the issuance of the Notes due 2012 (approximately $168,000,000) were used to reduce borrowings under our credit facility, to pursue our current business strategy, including the acquisition of GC Companies, and for general corporate purposes. The Notes due 2012 bear interest at the rate of 9 7/8% per annum, payable February 1 and August 1 of each year. The Notes due 2012 are redeemable at our option, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. The Notes due 2012 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the indenture governing the Notes due 2012). The Notes due 2012 rank equally with our Notes due 2011 and our Notes due 2014.

        On January 27, 1999, we sold $225,000,000 aggregate principal amount of our 9 1/2% Senior Subordinated notes due 2011 (the "Notes dues 2011"). Net proceeds from the issuance of the Notes due 2011 (approximately $219,000,000) were used to reduce borrowings under our credit facility. On March 29, 2002, we issued an additional $72,880,000 aggregate principal amount of Notes due 2011 (with a fair value of $71,787,000) as part of our acquisition of GC Companies, Inc. The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable February 1 and August 1 of each year. The Notes due 2011 are redeemable at our option, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. The Notes due 2011 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the indenture governing the Notes due 2011). On March 25, 2004, we redeemed $83,406,000 of our notes due 2011 for $87,367,000. A loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,962,000, unamortized issue costs of $1,125,000 and unamortized discount of $270,000. The loss is included within other expense on the Consolidated Statements of Operations.

        The Merger constituted a "change of control" under the Notes due 2011 in the aggregate principal amount of $214,474,000, which allowed the holders of those notes to require the Company to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. We commenced this change of control offer on January 11, 2005 and were required to purchase the notes no later than 60 days from that date. The change of control offer was required to remain open for at least 20 business days and expired on February 10, 2005. Bondholders tendered $1,663,000 of the Notes due 2011 which were repurchased using existing cash.

        On March 19, 1997, we sold $200,000,000 aggregate principal amount of our 9 1/2% Senior Subordinated notes due 2009 (the "Notes due 2009"). We used the net proceeds from the issuance of the Notes due 2009 (approximately $194,000,000) to reduce borrowings under our credit facility. The Notes due 2009 were redeemed on March 25, 2004 for $204,750,000. A loss on redemption of $8,590,000 was recognized in connection with the redemption including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. The loss is included within other expense on the Consolidated Statements of Operations.

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indenture). Under the indenture relating to the Notes due 2012 and Notes due 2014 notes, the most restrictive of the indentures, we could borrow approximately $160,000,000 as of March 31, 2005 in addition to permitted indebtedness (assuming an interest rate of 9% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100.0 million of new "permitted indebtedness" under the terms of the indenture relating to the 2011, 2012 and 2014 notes.

        The indentures relating to all of the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Notes due 2011, Notes due 2012 and Notes due 2014 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. For additional information relating to covenants contained in the indentures governing the notes, see Note 6 to our Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

        As of March 31, 2005, we were in compliance with all financial covenants relating to the amended credit facility, the Notes due 2011, the Notes due 2012, the Notes due 2014, The Fixed Notes due 2012 and the Floating Notes due 2010.

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

        On April 19, 2001, we issued shares of Series A convertible preferred stock and Series B exchangeable preferred stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale (including transaction expenses) of approximately $225,000,000 were used to reduce outstanding indebtedness under our credit facility. On September 13, 2001, pursuant to the certificate of designations relating to the preferred stock, all shares of Series B exchangeable preferred stock were exchanged for an equal number of shares of Series A convertible preferred stock. Dividends on the Series A convertible preferred stock accumulated at an annual rate of 6.75% and are payable in additional shares of Series A convertible preferred stock until April 2004. At our option, dividends on Series A convertible preferred stock were payable in cash or additional shares of Series A convertible preferred stock from April 2004 until April 2008. All outstanding shares of preferred stock were redeemed in connection with the Merger.

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, FF&E and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2005 are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Purchase Commitments	ADA Related Betterments	Pension Funding(1)	Total Commitments
2006	$10,310	$–	$98,473	$316,697	$43,806	$5,260	$1,400	$475,946
2007	9,942	–	98,473	315,087	–	5,260	–	428,762
2008	9,202	–	98,473	311,664	–	5,260	–	424,599
2009	8,679	–	98,473	308,686	–	5,260	–	421,098
2010	8,697	–	98,473	304,186	–	5,260	–	416,616
Thereafter	84,218	1,142,811	212,365	2,559,278	–	–	–	3,998,672

Total	$131,048	$1,142,811	$704,730	$4,115,598	$43,806	$26,300	$1,400	$6,165,693

(1)
We fund our pension plan such that the plan is 90% funded. While we anticipate funding the plan after fiscal 2005, the funding amount is currently unknown. Our retiree health plan is not funded.

(2)
Interest rates on our Senior Notes due 2010 are variable. We have utilized an expected rate of 7.52% based on the 3 month LIBOR rate as of May 16, 2005 of 3.27% for purposed of estimating our interest payments on the variable rate debt.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the amended credit facility and the notes. We are considering various options with respect to the utilization of cash and equivalents in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings or payments of dividends on our common stock.

Deferred Tax Assets

        We have recorded net current and non-current deferred tax assets in the United States in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, of approximately $69 million as of March 31, 2005, and estimate that we must generate at least $177 million of future taxable income in the United States to realize those deferred tax assets. To achieve this level of future taxable income, we intend to pursue our current business strategy that includes expansion of our theatre circuit through selective new builds and acquisitions, closure of underperforming theatres and implementation of initiatives to increase revenues and control costs. The theatrical exhibition industry is cyclical, and we believe that we are capable of generating sufficient future taxable income to utilize our deferred tax assets. We have made estimates of our future taxable income in the United States based on expected increases in attendance and ticket and concession prices. We had reported taxable income (loss) in the United States of $31.1 million in fiscal 2004 and $(5.1) million in fiscal 2003. We currently estimate taxable income (loss) of $18.5 million for the Predecessor period ended December 23, 2004 and $(.6) million for the Successor period ended March 31, 2005. Based on expected future reversals of our temporary differences and estimates of future taxable income, we believe it is more likely than not that we will have generated sufficient taxable income by the end of fiscal year 2010 to enable us to realize our deferred tax assets recorded as of March 31, 2005. Our estimates of future taxable income require significant amounts of management judgment and estimation and actual results could differ from estimated amounts. See "Forward-Looking Statements" for factors which may cause actual results to differ from our expectations. Accordingly, while we believe it is more likely than not that we will realize future taxable income sufficient to realize our net current and non-current deferred tax asset of $69 million, it is possible that these deferred taxes may not be realized in the future.

        The table below reconciles loss from continuing operations before income taxes for financial statement purposes with taxable income (loss) for income tax purposes in the United States tax jurisdiction.

(Dollars in thousands)	(estimated) From Inception July 16, 2004 through March 31, 2005	(estimated) April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Earnings (loss) from continuing operations before income taxes (actual)	$(41,563)	$(20,878)	$4,117	$(18,462)
Reserve for future dispositions	–	–	210	(8,626)
Depreciation and amortization	–	–	611	(882)
Gain on disposition of assets	–		1,443	1,443
Impairment of long-lived assets	–	–	5,965	4,822
Foreign corporation activity	3,591	14,195	13,193	50,521
Merger and Acquisition Costs	20,000	41,032	–	–
Other	17,414	(15,804)	5,568	(33,952)

Taxable income (loss) before special deductions and net operating loss carrybacks	$(558)	$18,545	$31,107	$(5,136)

        As of March 31, 2005, we believe it is more likely than not that deferred tax assets related to certain state and other tax net operating loss carryforwards and certain deferred tax assets of foreign subsidiaries in the amount of approximately $5.7 million and $67.7 million, respectively, will not be realized due to uncertainties as to the timing and amounts of related future taxable income. Accordingly, a valuation allowance of $73.4 million is recorded as of March 31, 2005. We intend to record full valuation allowances against deferred tax assets in unprofitable foreign tax jurisdictions until we have established profitability in those foreign tax jurisdictions.

        Our federal income tax loss carryforward of $105.8 million will begin expiring in 2019 and will completely expire in 2023 and will be limited to approximately $17.8 million annually due to the sale of Preferred Stock and the acquisition of GC Companies, Inc. State net operating loss carryforwards of approximately $48.3 million may be used over various periods ranging from 5 to 20 years. Our foreign deferred tax assets total $177.9 million, and of this total $99.6 million will begin expiring in 2009 and will completely expire in 2020. The remaining $78.3 million of foreign deferred tax assets can be carried forward indefinitely. We have recorded a full valuation allowance against deferred tax assets in foreign jurisdictions.

        We anticipate that net temporary differences should reverse and become available as tax deductions (additions) as follows:

2006	$38,820,000
2007	40,000,000
2008	38,025,000
2009	22,262,000
2010	20,263,000
Thereafter	(88,370,000)

Total	$71,000,000

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

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)") and in March 2005 the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") providing guidance on SFAS No. 123 (R). SFAS No. 123 (R) supercedes Accounting Principles Board ("APB") Opinion No. 25 Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123. AMCE historically used the Black-Scholes formula to estimate the value of stock options granted to employees and anticipates that it will continue use the Black-Scholes formula to estimate the value of stock options granted to employees. Holdings issued its first and currently only stock options to our employees in December 2004. We have early adopted SFAS No. 123 (R) and implemented SAB 107 during the fourth quarter of fiscal 2005. The adoption of SFAS No. 123 (R) and implementation of SAB 107 resulted in compensation expense for the fourth quarter of fiscal 2005 of approximately $1.2 million.

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

        On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in the accounting for its retiree health care benefit plans under SFAS No. 106 and to provide related disclosures until authoritative guidance on the accounting for the federal subsidy is issued and clarification regarding other uncertainties is resolved. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. We sponsor a postretirement benefit plan which will benefit from the subsidy, which we adopted after our valuation report was issued during the fourth quarter of fiscal 2005. Adoption of FSP 106-2 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF Issue 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not believe that the adoption of EITF 03-1will have a material impact on our financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29". SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. In addition the Board decided to retain the guidance in APB Opinion No. 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

        Market risk on variable-rate financial instruments.    We maintain a $175,000,000 amended credit facility, which permits borrowings at interest rates based on either the bank's base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. Because we had no borrowings on our credit facility as of March 31, 2005, a 100 basis point increase in market interest rates would have no effect on annual interest expense or earnings before income taxes. Included in long-term debt are $205,000,000 of our Floating Notes due 2010. A 1% fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $1,264,000 during the fifty-two weeks ended March 31, 2005.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $212,811,000 of our Notes due 2011, $175,000,000 of our Notes due 2012, $300,000,000 of our Notes due 2014 and $250,000,000 of our Fixed Notes due 2012. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2011, Notes due 2012, Notes due 2014 and Fixed Notes due 2012 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2011, Notes due 2012, Notes due 2014, and Fixed Notes due 2012.

        Foreign currency exchange rates.    We currently operate theatres in China (Hong Kong), Japan, France, Portugal, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive income (loss) by approximately $2.2 million and $16.3 million, respectively.

Item 8. Financial Statements and Supplementary Data

RESPONSIBILITY FOR PREPARATION OF FINANCIAL STATEMENTS
AMC Entertainment Inc.

TO THE STOCKHOLDER OF AMC ENTERTAINMENT INC.

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

The Audit Committee of the Board of Directors (consisting solely of Directors not employed by the Company) reviews the process involved in the preparation of the Company's annual audited financial statements, and in this regard meets (jointly and separately) with the independent registered public accounting firm, management and internal auditors to review matters relating to financial reporting and accounting procedures and policies, the adequacy of internal controls and the scope and results of the audit performed by the independent registered public accounting firm.

Chairman of the Board, Chief Executive Officer
and President

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF AMC ENTERTAINMENT INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and its subsidiaries, (the "Successor"), at March 31, 2005, and the results of their operations and their cash flows for the period from July 16, 2004 (date of inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Kansas City, Missouri
June 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF AMC ENTERTAINMENT INC.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and its subsidiaries (the "Predecessor") at April 1, 2004, and the results of their operations and their cash flows for the period from April 2, 2004 through December 23, 2004 and for each of the two fiscal years in the period ended April 1, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Kansas City, Missouri
June 21, 2005

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$320,025	$907,509	$1,219,393	$1,212,204
Concessions	123,117	344,685	456,990	468,578
Other theatre	15,193	46,840	53,983	48,600
NCN and other	10,467	38,811	52,454	55,693

Total revenues	468,802	1,337,845	1,782,820	1,785,075

Costs and Expenses
Film exhibition costs	164,873	485,018	649,380	660,982
Concession costs	13,700	41,244	51,259	54,912
Theatre operating expense	111,553	310,815	419,619	438,605
Rent	87,648	243,711	314,024	300,377
NCN and other	10,461	31,440	46,847	52,444
General and administrative:
Stock based compensation	1,201	–	8,727	2,011
Merger and acquisition costs	22,268	42,732	5,508	1,128
Management fee	500	–	–	–
Other	13,721	34,554	48,356	64,965
Preopening expense	39	1,292	3,858	3,227
Theatre and other closure expense	1,267	10,758	4,068	5,416
Restructuring charge	4,926	–	–	–
Depreciation and amortization	46,084	92,091	124,572	126,994
Impairment of long-lived assets	–	–	16,272	19,563
Disposition of assets and other gains	(302)	(2,715)	(2,590)	(1,385)

Total costs and expenses	477,939	1,290,940	1,689,900	1,729,239

Other expense (income)
Other expense (income)	(6,778)	–	13,947	–
Interest expense
Corporate borrowings	39,668	66,851	66,963	65,585
Capital and financing lease obligations	2,047	7,408	10,754	12,215
Investment income	(2,511)	(6,476)	(2,861)	(3,502)

Total other expense	32,426	67,783	88,803	74,298

Earnings (loss) from continuing operations before income taxes	(41,563)	(20,878)	4,117	(18,462)
Income tax provision (benefit)	(6,800)	15,000	11,000	10,000

Loss from continuing operations	(34,763)	(35,878)	(6,883)	(28,462)
Loss from discontinued operations, net of income tax benefit	–	–	(3,831)	(1,084)

Net loss	$(34,763)	$(35,878)	$(10,714)	$(29,546)

Preferred dividends	–	104,300	40,277	27,165

Loss for shares of common stock	$(34,763)	$(140,178)	$(50,991)	$(56,711)

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2005	April 1, 2004
	(Successor)	(Predecessor)
Assets
Current assets:
Cash and equivalents	$70,949	$333,248
Receivables, net of allowance for doubtful accounts of $862 and $1,118 as of March 31, 2005 and April 1, 2004, respectively	42,615	39,812
Other current assets	65,972	62,676

Total current assets	179,536	435,736
Property, net	854,463	777,277
Intangible assets, net	189,544	23,918
Goodwill	1,401,740	71,727
Deferred income taxes	50,619	143,944
Other long-term assets	114,046	53,932

Total assets	$2,789,948	$1,506,534

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$121,146	$107,234
Accrued expenses and other liabilities	119,622	112,386
Deferred revenues and income	70,284	76,131
Current maturities of corporate borrowings and capital and financing lease obligations	3,445	2,748

Total current liabilities	314,497	298,499
Corporate borrowings	1,161,970	686,431
Capital and financing lease obligations	62,025	58,533
Other long-term liabilities	350,490	182,467

Total liabilities	1,888,982	1,225,930

Commitments and contingencies
Stockholder's equity:
Series A Convertible Preferred Stock, 66 2/3¢ par value; 0 shares issued and outstanding as of March 31, 2005 and 299,477 shares issued and outstanding as of April 1, 2004 (aggregate liquidation preference of $0 and $304,525 as of March 31, 2005 and April 1, 2004, respectively)	–	200
Common Stock, 1 share issued as of March 31, 2005 with 1¢ par value and 33,889,753 shares issued as of April 1, 2004 with 66 2/3¢ par value	–	22,593
Convertible Class B Stock, 66 2/3¢ par value; 0 shares issued and outstanding as of March 31, 2005 and 3,051,597 shares issued and outstanding as of April 1, 2004	–	2,035
Additional paid-in capital	935,344	469,498
Accumulated other comprehensive income (loss)	385	(1,993)
Accumulated deficit	(34,763)	(210,716)
Common Stock in treasury, at cost, 0 shares as of March 31, 2005 and 77,997 shares as of April 1, 2004	–	(1,013)

Total stockholder's equity	900,966	280,604

Total liabilities and stockholder's equity	$2,789,948	$1,506,534

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(34,763)	$(35,878)	$(10,714)	$(29,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,084	92,091	124,572	126,994
Non-cash portion of special and stock-based compensation	1,201	–	8,727	12,549
Non-cash portion of pension and postretirement expense	1,815	5,273	6,029	3,526
Impairment of long-lived assets	–	–	16,272	19,563
Deferred income taxes	(5,182)	10,578	14,547	(1,286)
Disposition of assets and other gains	(2)	(294)	(2,590)	(1,385)
Loss on sale—discontinued operations	–	–	5,591	–
Loss on repurchase of Notes due 2009 and 2011	–	–	13,947	–
Change in assets and liabilities, net of effects from acquisitions
Receivables	11,228	(24,219)	(5,388)	(2,292)
Other assets	(21,996)	20,438	(9,525)	10,170
Accounts payable	(5,728)	1,540	13,971	(14,723)
Accrued expenses and other liabilities	(48,944)	60,098	3,565	11,889
Other, net	(2,273)	12,027	4,274	(6,712)

Net cash provided by (used in) operating activities	(58,560)	141,654	183,278	128,747

Cash flows from investing activities:
Capital expenditures	(18,622)	(66,155)	(95,011)	(100,932)
Proceeds from sale/leasebacks	50,910	–	63,911	43,665
Increase in restricted cash	(456,762)	(627,338)	–	–
Release of restricted cash	456,762	–	–	–
Acquisition of AMCE, net of cash acquired	(1,268,564)	–	–	–
Acquisition of MegaStar Cinemas, L.L.C., net of cash acquired	–	–	(13,374)	–
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	–	–	(2,075)	(47,314)
Acquisition of Gulf States Theatres	–	–	–	(752)
Construction project costs:
Reimbursable by landlord	–	–	–	(38,586)
Reimbursed by landlord	–	–	–	13,259
Purchase of leased furniture, fixtures and equipment	(25,292)	–	(15,812)	(7,052)
Payment on disposal—discontinued operations	–	–	(5,252)	–
Proceeds from disposition of long-term assets	173	277	9,289	5,494
Other, net	1,601	821	(11,054)	(4,983)

Net cash used in investing activities	(1,259,794)	(692,395)	(69,378)	(137,201)

Cash flows from financing activities:
Proceeds from issuance of 8% Senior Subordinated Notes due 2014	–	–	294,000	–
Repurchase of Notes due 2009 and 2011	(1,663)	–	(292,117)	–
Capital contribution from Marquee Holdings Inc.	934,901	–	–	–
Proceeds from issuance of 8 5/8% senior unsecured fixed rate notes due 2012	250,000	250,000	–	–
Proceeds from issuance of senior unsecured floating rate notes due 2010	205,000	205,000	–	–
Proceeds from issuance of 12% senior discount notes due 2014	–	169,918	–	–
Construction project costs reimbursed by landlord	–	–	–	29,612
Principal payments under capital and financing lease obligations	(856)	(2,020)	(2,574)	(2,580)
Deferred financing costs	(16,546)	–	(3,725)	–
Change in cash overdrafts	11,873	3,710	(19,339)	7,325
Change in construction payables	4,747	(2,234)	(4,307)	(528)
Cash portion of preferred dividends	–	(9,349)	–	–
Proceeds from exercise of stock options	–	52	3,894	–
Treasury Stock purchases and other	–	(333)	(445)	(392)

Net cash provided by (used in) financing activities	1,387,456	614,744	(24,613)	33,437
Effect of exchange rate changes on cash and equivalents	1,847	(615)	(451)	(3)

Net increase in cash and equivalents	70,949	63,388	88,836	24,980
Cash and equivalents at beginning of year	–	333,248	244,412	219,432

Cash and equivalents at end of year	$70,949	$396,636	$333,248	$244,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $203, $658, $2,658, and $4,095 during successor period 2005, predecessor period 2005, fiscal 2004 and 2003, respectively)	$47,788	$42,629	$78,479	$78,677
Income taxes, net	838	2,364	3,880	(9,757)
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	4,941	–	–	–
Preferred dividends	$–	$93,475	$40,277	$27,165

Refer to Note 2—Acquisitions for discussion of non-cash activities related to acquisitions.

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

Preferred Stock
Common Stock
(In thousands, except share and per share data)

	Shares	Amount	Shares	Amount
Successor from Inception on July 16, 2004 through March 31, 2005
(In thousands, except share and per share data)
Balance, July 16, 2004	–	$–	–	$–
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–
Comprehensive Loss
Stock-based compensation—options	–	–	–	–
Capital Contribution Marquee Holdings Inc.	–	–	1	–

Balance, March 31, 2005	–	$–	1	$–

Predecessor from March 29, 2002 through December 23, 2004
Balance, March 29, 2002	261,989	$175	30,038,046	$20,025
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–
Comprehensive Loss
Stock issued in connection with acquisition of GC	–	–	2,430,429	1,621
Conversion of Class B Stock	–	–	749,948	500
Preferred Stock for dividends	18,118	12	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Stock awards, options exercised and other	–	–	67,750	45
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Accrued interest on employee notes for Common Stock purchases	–	–	–	–
Forgiveness of employee notes	–	–	–	–
Treasury stock purchase	–	–	–	–

Balance, April 3, 2003	280,107	187	33,286,173	22,191
Comprehensive Loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Unrealized gain on marketable securities	–	–	–	–
Comprehensive Loss
Preferred Stock for dividends	19,370	13	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Stock awards, options exercised and other (net of tax benefit of $664)	–	–	603,580	402
Deferred compensation—restricted stock awards	–	–	–	–
Unissued restricted stock awards	–	–	–	–
Treasury stock purchase	–	–	–	–

Balance, April 1, 2004	299,477	200	33,889,753	22,593

Comprehensive loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Unrealized gain on marketable securities	–	–	–	–
Comprehensive loss
Preferred Stock for dividends	39,479	26	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Stock awards, options exercised and other (net of tax benefit of $20)	–	–	82,565	51
Deferred stock units and awards	–	–	–	–
Stock issued in connection with acquisition of GC	–	–	148,148	99
Treasury stock purchase	–	–	–	–
Elimination of Predecessor Company stockholders' equity	(338,956)	(226)	(34,120,466)	(22,743)

Balance, December 23, 2004	–	$–	–	$–

See Notes to Consolidated Financial Statements.

	Convertible Class B Stock						Common Stock in Treasury
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Employee Notes for Common Stock Purchases			Total Stockholder's Equity
	Shares	Amount					Shares	Amount
Successor from Inception on July 16, 2004 through March 31, 2005
(In thousands, except share and per share data)
Balance, July 16, 2004	–	$–	–	$–	$–	$–	–	$–	$–
Comprehensive Loss:
Net loss	–	$–	–	–	(34,763)	–	–	–	(34,763)
Foreign currency translation adjustment	–	–	–	430	–	–	–	–	430
Unrealized loss on marketable securities	–	–	–	(45)	–	–	–	–	(45)

Comprehensive Loss									(34,378)
Stock-based compensation—options	–	–	443	–	–	–	–	–	443
Capital Contribution Marquee Holdings Inc.	–	–	934,901	–	–	–	–	–	934,901

Balance, March 31, 2005	–	$–	$935,344	$385	$(34,763)	$–	–	$–	$900,966

Predecessor from March 29, 2002 through December 23, 2004
Balance, March 29, 2002	3,801,545	$2,535	$430,902	$(16,967)	$(170,456)	$(10,430)	20,500	$(369)	$255,415
Comprehensive Loss:
Net loss	–	–	–	–	(29,546)	–	–	–	(29,546)
Foreign currency translation adjustment	–	–	–	9,557	–	–	–	–	9,557
Additional minimum pension liability	–	–	–	(501)	–	–	–	–	(501)
Unrealized loss on marketable securities	–	–	–	(862)	–	–	–	–	(862)

Comprehensive Loss									(21,352)
Stock issued in connection with acquisition of GC	–	–	31,530	–	–	–	–	–	33,151
Conversion of Class B Stock	(749,948)	(500)	–	–	–	–	–	–	–
Preferred Stock for dividends	–	–	25,112	–	–	–	–	–	25,124
Preferred Stock dividends	–	–	(27,165)	–	–	–	–	–	(27,165)
Preferred Stock accretion	–	–	2,027	–	–	–	–	–	2,027
Stock awards, options exercised and other	–	–	152	–	–	–	–	–	197
Deferred compensation—restricted stock awards	–	–	(1,087)	–	–	–	–	–	(1,087)
Unissued restricted stock awards	–	–	3,192	–	–	–	–	–	3,192
Accrued interest on employee notes for Common Stock purchases	–	–	–	–	–	(108)	–	–	(108)
Forgiveness of employee notes	–	–	–	–	–	10,538	–	–	10,538
Treasury stock purchase	–	–	–	–	–	–	14,887	(213)	(213)

Balance, April 3, 2003	3,051,597	2,035	464,663	(8,773)	(200,002)	–	35,387	(582)	279,719
Comprehensive Loss:
Net loss	–	–	–	–	(10,714)	–	–	–	(10,714)
Foreign currency translation adjustment	–	–	–	6,877	–	–	–	–	6,877
Additional minimum pension liability	–	–	–	(622)	–	–	–	–	(622)
Unrealized gain on marketable securities	–	–	–	525	–	–	–	–	525

Comprehensive Loss									(3,934)
Preferred Stock for dividends	–	–	38,237	–	–	–	–	–	38,250
Preferred Stock dividends	–	–	(40,277)	–	–	–	–	–	(40,277)
Preferred Stock accretion	–	–	2,006	–	–	–	–	–	2,006
Stock awards, options exercised and other (net of tax benefit of $664)	–	–	4,114	–	–	–	–	–	4,516
Deferred compensation—restricted stock awards	–	–	(68)	–	–	–	–	–	(68)
Unissued restricted stock awards	–	–	823	–	–	–	–	–	823
Treasury stock purchase	–	–	–	–	–	–	42,610	(431)	(431)

Balance, April 1, 2004	3,051,597	2,035	469,498	(1,993)	(210,716)	–	77,997	(1,013)	280,604

Comprehensive loss:	–	–	–		(35,878)	–	–	–	(35,878)
Net loss	–	–	–	3,241	–	–	–	–	3,241
Foreign currency translation adjustment	–	–	–	147	–	–	–	–	147

Unrealized gain on marketable securities
Comprehensive loss									(32,490)
Preferred Stock for dividends	–	–	93,449	–	–	–	–	–	93,475
Preferred Stock dividends	–	–	(104,300)	–	–	–	–	–	(104,300)
Preferred Stock accretion	–	–	1,476	–	–	–	–	–	1,476
Stock awards, options exercised and other (net of tax benefit of $20)	–	–	12	–	–	–	–	–	63
Deferred stock units and awards	–	–	7,949	–	–	–	–	–	7,949
Stock issued in connection with acquisition of GC	–	–	1,922	–	–	–	–	–	2,021
Treasury stock purchase	–	–	–	–	–	–	22,372	(333)	(333)
Elimination of Predecessor Company stockholders' equity	(3,051,597)	(2,035)	(470,006)	(1,395)	246,594	–	(100,369)	1,346	(248,465)

Balance, December 23, 2004	–	$–	$–	$–	$–	$–	–	$–	$–

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 31, 2005, April 1, 2004 and April 3, 2003

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment Inc. ("AMCE" or "the Company") is an intermediate holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiary, AMC Entertainment International Inc. ("AMCEI") (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business throughout North America and in China (Hong Kong), Japan, France, Portugal, Spain and the United Kingdom. The Company's North American theatrical exhibition business is conducted through AMC and AMCEI. The Company's International theatrical exhibition business is conducted through AMCEI. On March 29, 2005, the Company and Regal Entertainment Group combined their respective cinema screen advertising businesses into a new joint venture called National CineMedia LLC.

        The Company completed a merger on December 23, 2004 in which Marquee Holdings Inc. ("Holdings") acquired the Company. See Note 2—Acquisitions for additional information regarding the merger. Marquee Inc. ("Marquee") is a company formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the "Predecessor"). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMCE, with AMCE as the surviving reporting entity (the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquirer" in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date. The consolidated financial statements presented herein are those of the accounting acquirer from its inception on July 16, 2004 through March 31, 2005, and those of its Predecessor, AMCE, for all prior periods through the merger date.

        In association with the merger transaction discussed above, two merger entities were formed on July 16, 2004, Marquee and Holdings. To finance the merger and related transactions, on August 18, 2004, (i) Marquee issued $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 ("Fixed Notes due 2012") and $205,000,000 aggregate principal amount of Senior Floating Rate Notes due 2010 ("Floating Notes due 2010") and (ii) Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. The only operations of Marquee and Holdings prior to the Merger were related to these financings. Because the Company was the primary beneficiary of the two merger entities which were considered variable interest entities as defined in FIN 46 (R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company was required to consolidate the merger entities' operations, financial position and cash flows into the Company's financial statements as of and through the period ended December 23, 2004. Upon consummation of the merger, Marquee was merged with and into AMCE and letters of credit which gave rise to consolidation of the entities under FIN 46 (R) were cancelled. As such, Marquee's operations and financial position are included within the Company's Consolidated Financial Statements and Holding's results of operations are included within the Predecessor Company's Consolidated Financial statements from its inception on July 16, 2004 through December 23, 2004. Subsequent to December 23, 2004 AMCE deconsolidated Holdings' assets and liabilities.

        The results of operations of Holdings included within the Predecessor Company's Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from the Company. The Company will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010, its existing subordinated notes and the amended credit facility. The Company has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        In connection with and as a result of the Merger, the Company is no longer a publicly traded company and has delisted its common stock, par value 66 2/3¢, from the American Stock Exchange on December 23, 2004.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. See Note 3—Discontinued Operations.

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of AMCE and all subsidiaries and Predecessor includes the results of operations of Holdings and Marquee from their inception on July 16, 2004 through December 23, 2004 due to consolidation under FIN 46 (R), as discussed above. All significant intercompany balances and transactions have been eliminated.

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March Fiscal 2005 and 2004 reflect 52 week periods. Fiscal year 2003 reflects a 53 week period.

        Revenues:    Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of stored value cards, discounted theatre tickets and gift certificates (no revenue or income recognition for non-presentment) until such time as the items are redeemed or the gift certificate liabilities are extinguished or management believes future redemption of stored value cards to be remote or the discounted theatre tickets expire. The Company recognizes revenues related to on-screen advertising over the period that the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of its agreements with advertisers. During the Successor period ended March 31, 2005, the Company recognized $6,745,000 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. As of March 31, 2005 and April 1, 2004, the Company recorded film payables of $53,387,000 and $57,094,000 respectively. The Successor recorded film exhibition costs of $164,873,000 for the successor period ended March 31, 2005 and the predecessor reported film exhibition costs of $485,018,000 for the predecessor period ended December 23, 2004 and $649,380,000 and $660,982,000 in fiscal 2004 and 2003, respectively.

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

        On March 29, 2005, the Company and Regal Entertainment Group combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The new company will engage in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. The Company contributed fixed assets, exhibitor agreements and goodwill (recorded in connection with the Merger) of its cinema screen advertising subsidiary NCN to NCM. Additionally, the Company will pay termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM, issued a 37% interest in its Class A units to NCN.

        Loyalty Program:    The Company records the estimated incremental cost of providing free concession items for awards under its Moviewatcher loyalty program when the awards were earned. The estimated costs of the awards earned were $121,000 for the Successor period ended March 31, 2005, $326,000 for the Predecessor period ended December 23, 2004 and $376,000 during fiscal 2004, respectively.

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

        Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The amount of these checks included in accounts payable as of March 31, 2005 and April 1, 2004 was $35,320,000 and $19,737,000, respectively.

        Property:    Property is recorded at cost or fair value, in the case of property resulting from the acquisitions. The Company uses the straight-line method in computing depreciation and amortization for financial reporting purposes and accelerated methods, with respect to certain assets, for income tax purposes. The estimated useful lives for leasehold improvements reflect the shorter of the base terms of the corresponding lease agreements or the useful lives of the assets. The estimated useful lives are as follows:

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

        Intangible Assets:    Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from the acquisitions, and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer relationship intangible assets, non-competition and consulting agreements and trademarks, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets except for a customer relationship intangible asset and the AMC Trademark intangible assets associated with the Merger. The customer relationship intangible asset is amortized over eight years based upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. This pattern indicates that over 2/3rds of the cash flow generated from the asset is derived during the first five years. The AMC Trademark intangible asset is considered an indefinite lived intangible asset, and therefore not amortized, but rather evaluated for impairment annually. The gross carrying amount of intangible assets was $226,289,000 and $57,719,000 as of March 31, 2005 and April 1, 2004, respectively. Accumulated amortization on intangible assets was $36,745,000 and $33,801,000 as of March 31, 2005 and April 1, 2004, respectively. Amortization expense was $6,197,000 for the Successor period ended March 31, 2005, $3,013,000 for the Predecessor period ended December 23, 2004 and $6,290,000 and $7,138,000 in fiscal 2004 and 2003, respectively. The original useful lives of these assets ranged from 1 to 36 years and the remaining useful lives range from 1 to 14 years.

        Investments:    The Company accounts for its investments in non-consolidated entities using the equity method of accounting, has recorded the investments within other long-term assets in its consolidated balance sheets and records equity in earnings or losses of these entities within investment income in its consolidated statements of operations. As of March 31, 2005, the Company holds a 50% interest in Hoyts General Cinemas South America ("HGCSA") a partnership that operates 17 theatres in South America; a 37% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; and a 27% interest in Movietickets.com, a joint venture that provides moviegoers with a convenient way to buy Movietickets online, access local showtime information, view trailers and read reviews. The Company's recorded investments exceed its proportional ownership of the underlying equity in these entities by approximately $52,000,000. These differences will be amortized to equity in earnings or losses over the estimated useful lives of the related assets (1-5 years) or evaluated for impairment.

        Acquisitions:    The Company accounts for its acquisitions of theatrical exhibition business using the purchase method. The purchase method requires that the Company estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash, common stock, senior subordinated notes and bankruptcy related claims. The allocation of purchase price is based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, market prices of its indebtedness and valuation assessments prepared by a valuation specialist.

        Goodwill:    Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets related to acquisitions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $1,401,740,000 as of March 31, 2005. The Company evaluates goodwill for impairment as of the end of the fourth fiscal quarter and any time an event occurs or circumstances change that would reduce the fair value for a reporting unit below its carrying amount. All the Company's goodwill is recorded in its North American theatrical exhibition operating segment which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by considering multiples applied to cash flow estimates less net indebtedness which it believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value. There was no goodwill impairment as of March 31, 2005.

        Other Long-term Assets:    Other long-term assets are comprised principally of investments in partnerships and joint ventures, costs incurred in connection with the issuance of debt securities, which are being amortized to interest expense over the respective lives of the issuances, and investments in real estate, which are recorded at the lower of historical cost or market value.

        Preopening Expense:    Preopening expense consists primarily of advertising and other start-up costs incurred prior to the operation of new theatres and are expensed as incurred.

        Theatre and Other Closure Expense:    Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company's closed theatres, other vacant space or theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. Accretion expense for exit activities initiated after December 31, 2002 and all accretion expense subsequent to the Merger is included as a component of theatre and other closure expense. The Successor recorded theatre and other closure expense of $1,267,000 for the period ended March 31, 2005 and the Predecessor recorded theatre and other closure expense of $10,758,000 for the period ended December 23, 2004 and $4,068,000 and $5,416,000 in fiscal 2004 and 2003, respectively. Accrued theatre and other closure expense is generally classified as current based upon management's intention to negotiate termination of the related lease obligations within one year.

        Restructuring Charge:    We recognize restructuring charges based upon the nature of the costs incurred. Costs resulting from one-time termination benefits where employees are not required to render future service to receive the benefits are recognized and a liability is recorded when management commits to a plan of termination which identifies the number of employees to be terminated, their job classifications, locations, expected termination dates and when the plan is communicated to the employees and establishes the detailed terms of the benefits to be received by employees.

        If employees are required to render service until they are terminated in order to receive the termination benefits, the benefits are measured at the fair value of the costs and related liabilities at the communication date and are recognized ratably over the future service period from the communication date.

        On March 24, 2005, the Company commenced an organizational restructuring related to functions at its Home Office and its Film Office. The Company's new organizational structure flattens management structure and aligns systems, resources and areas of expertise to promote faster communication. The primary goal of the restructuring is to create a simplified organizational structure.

        The Company recorded $4,926,000 of expenses, primarily at its home office and at its NCN and other operating segment, related to one-time termination benefits and other costs for the displacement of approximately 200 associates in connection with the organizational restructuring and the contribution of assets by NCN to NCM. The Company expects to incur an additional $2,730,000 in one-time termination benefits and approximately $475,000 related to closure of offices and expects to complete the organizational restructuring including payment of all related costs by the end of its first fiscal quarter of 2006 on June 30, 2005.

        Leases:    The majority of the Company's operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 15 to 20 years (see Note 16-Related Party Transactions), with certain leases containing options to extend the leases for up to an additional 20 years. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements and therefore, considers the initial base term as the lease term under Statement of Financial Accounting Standards No. 13, Accounting for Leases ("SFAS No. 13"). The leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts and contingent rentals based on revenues with a guaranteed minimum.

        The Company has historically recorded rent expense for its operating leases with reasonably assured rent increases in accordance with FASB Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases on a straight-line basis from the "lease commencement date" (the theatre opening date) as specified in the lease agreement until the end of the base lease term. The Company has historically viewed "rent holidays" as an inducement contained in the lease agreement that provides for a period of "free rent" during the lease term and believed that it did not have "rent holidays" in its lease agreements.

        During fiscal 2005, the Company determined that its lease terms commence at the time it obtains "control and access" to the leased premises which is generally a date prior to the "lease commencement date" contained in the lease agreements. The Company has evaluated the impact of a change in the commencement date of its lease terms based on when it has "control and access" to the leased premises and has determined that the impact was immaterial to the current and prior periods.

        The Company records rent expense for its operating leases on a straight-line basis over the base term of the lease agreements commencing with the date the Company has "control and access" to the leased premises. Rent expense related to the "rent holiday" is capitalized until construction of the leased premises is complete and the premises are ready for their intended use. Rent charges related to the "rent holiday" upon completion of the leased premises prior to the theatre opening date are expensed. The estimated useful lives for leasehold improvements reflect the shorter of the base terms of the corresponding lease agreements or the economic life of the leasehold improvements.

        Occasionally the Company will receive amounts from developers in excess of the costs incurred related to the construction of the leased premises. The Company records the excess amounts received from developers as deferred rent and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

        The Company evaluates the classification of its leases following the guidance in SFAS No. 13. Leases that qualify as capital leases are recorded at the present value of the future minimum rentals over the base term of the lease using the Company's incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that corresponds with the base term of the lease.

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded $43,372,000 and $41,164,000 as financing lease obligations for failed sale leaseback transactions on its Consolidated Balance Sheets related to these types of projects as of March 31, 2005 and April 1, 2004, respectively.

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

        Impairment of Long-lived Assets:    Management reviews long-lived assets, including intangibles and investments in non-consolidated entities, for impairment as part of the Company's annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where the Company operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. Management evaluates its theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. Because the Christmas and New Years holiday results comprise a significant portion of the Company's operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of the Company's impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when management does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. Fair value for furniture, fixtures and equipment has been determined using factors such as similar asset sales and in some instances third party valuation studies. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates.

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

        Impairment losses by operating segment is as follows:

Impairment of long-lived assets (In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 weeks Ended April 1, 2004	53 weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
North American theatrical exhibition	$–	$–	$12,747	$4,083
International theatrical exhibition	–	–	3,525	15,480

Total impairments of long-lived assets	–	–	$16,272	$19,563

        Foreign Currency Translation:    Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, are included in net loss and have not been material.

        Stock-based Compensation:    The Successor has no stock-based compensation arrangements of its own; however its parent, Holdings, granted options on 38,876.72872 shares to certain employees during the Successor period ended March 31, 2005. Because the employees to whom the options were granted are employed by the Successor, the Successor has reflected the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and step-vest in equal amounts over five years. The Successor has recorded $1,201,000 of stock-based compensation expense during its period ended March 31, 2005 and the Predecessor has recorded no stock compensation expense for its period ended December 23, 2004.

        The options have been accounted for using the fair value method of accounting for stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment ("SFAS 123(R)") and Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, and the Company has valued the options using the Black-Scholes formula. There is no cash impact related to the options included in the Successor's consolidated statements of cash flows.

        The Predecessor accounted for its stock options, restricted stock awards and deferred stock units under plans that it sponsored following the recognition and measurement provisions of APB Opinion

No. 25, Accounting for Stock issued to Employees (APB No. 25) and related interpretations. Stock-based employee compensation expense related to restricted stock awards and deferred stock units of $8,727,000 and $2,011,000 was reflected in net loss for fiscal 2004 and 2003, respectively. No stock-based employee compensation expense for stock options was reflected in net loss for fiscal 2004 and 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The following table reflects the weighted average fair value per option granted during each year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	March 31, 2005(1)	April 2, 2004 through December 23, 2004	April 1, 2004	April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Weighted average fair value on grant date	$575.48	$–	$–	$8.82
Risk-free interest rate	3.6%	–	–	2.6%
Expected life (years)	5	–	–	5
Expected volatility	65.3%	–	–	67.7%
Expected dividend yield	–	–	–	–

(1)
Represents assumptions for stock options granted to certain employees of the Company by the Company's parent, Holdings.

        The following table illustrates the effect on net loss as if the fair value method had been applied to all stock awards and outstanding and unvested options in each period:

(In thousands)	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Predecessor)	(Predecessor)	(Predecessor)
Net loss:
As reported	$(35,878)	$(10,714)	$(29,546)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	–	5,236	1,263
Deduct: Total stock-based compensation expense determined under fair value method for all awards	–	(5,930)	(3,052)

Pro forma	$(35,878)	$(11,408)	$(31,335)

        Income Taxes:    The Successor joins with Holdings in filing a consolidated U.S. Corporation Income Tax return and, in certain states, consolidated state income tax returns. With respect to the consolidated federal and state income tax returns, the Successor remits income taxes to the applicable taxing jurisdiction and records income taxes payable and receivable from other members of the group as if each member filed separate federal and state income tax returns. Additionally, the Successor's provision for income taxes is computed as if it filed separate income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes. Under SFAS 109, deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

        The Company entered into a tax sharing agreement with Holdings under which the Company agreed to make cash payments to Holdings to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to the Company or its subsidiaries' income and (ii) franchise taxes and other fees required to maintain Holdings' legal existence.

        Casualty Insurance:    The Company is self-insured for general liability up to $400,000 per occurrence and carries a $400,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses that it will be responsible for paying. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of March 31, 2005 and April 1, 2004, the Company had recorded casualty insurance reserves of $22,080,000 and $20,479,000, respectively. The Successor recorded expenses related to general liability and workers compensation claims of $3,788,000 for the period ended March 31, 2005 and the Predecessor recorded $8,288,000 for the period ended December 23, 2004 and $10,581,000, and $6,752,000 in fiscal 2004 and 2003, respectively.

        New Accounting Pronouncements:    In December 2004, the FASB issued SFAS 123 (R) and in March 2005 the SEC staff issued SAB 107 providing guidance on SFAS 123 (R). SFAS 123 (R) supercedes APB Opinion No. 25 Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123 (R) is similar to the approach described in SFAS 123. AMCE historically used the Black-Scholes formula to estimate the value of stock options granted to employees and anticipates that it will continue to use the Black-Scholes formula to estimate the value of stock options granted to employees. Holdings issued its first and currently only stock options to employees in December 2004. The Company adopted SFAS 123 (R) and implemented SAB 107 during the fourth quarter of fiscal 2005. The adoption of SFAS 123 (R) and implementation of SAB 107 resulted in compensation expense for the fourth quarter of fiscal 2005 of $1,201,000.

        In December 2003, the FASB published a revision to SFAS No. 132 (R) Employers' Disclosure about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132 (R)"). SFAS 132 (R) requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS 132 remained in effect until the provisions of SFAS 132 (R) were adopted. SFAS 132 (R) is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS 132 (R) are effective for interim periods beginning after December 15, 2003. Adoption of SFAS 132 (R) did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        On January 12, 2004, the FASB issued FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, ("FSP No. 106-1") in response to a new law regarding prescription drug benefits under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106") requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist which impair a plan sponsor's ability to evaluate the direct effects of the new law and the ancillary effects on plan participants' behavior and healthcare costs. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a postretirement benefit plan which will benefit from the subsidy, which the Company adopted after its valuation report was issued during the fourth quarter of fiscal 2005. Adoption of FSP106-2 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

        In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF Issue 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe that the adoption of EITF 03-1will have a material impact on its financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. In addition, the Board decided to retain the guidance in APB Opinion No. 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS 153 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        Presentation:    Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation. As a result of the Merger, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004. The purchase method of accounting requires that the assets and liabilities be recorded at their fair values on the date of the purchase. The consolidated financial statements presented herein are those of the Successor from its inception on July 16, 2004 through March 31, 2005, and those of its Predecessor, AMCE, for all prior periods through the Merger date.

NOTE 2—ACQUISITIONS

The Merger

        On December 23, 2004, the Company completed a merger in which Holdings acquired the Company pursuant to an Agreement and Plan of Merger, dated as of July 22, 2004 (the "Merger Agreement"), by and among the Company, Holdings and Marquee. Marquee, a wholly owned subsidiary of Holdings, merged with and into the Company, with the Company remaining as the surviving entity (the "Merger") and becoming a wholly owned subsidiary of Holdings. The Merger was voted on and approved by the Company's shareholders on December 23, 2004.

        Pursuant to the terms of the Merger Agreement, each issued and outstanding share of the Company's Common Stock and Convertible Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of the Company's Series A Convertible Preferred Stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the Merger was approximately $1,665,200,000. The Company made payments to holders of its Common Stock, Convertible Class B Stock and Series A Convertible Preferred Stock in the aggregate amount of $1,647,300,000 and Holdings made payments of $17,900,000 to the holders of 1,451,525 vested in-the-money options and holders of 520,350 deferred stock units that vested upon consummation of the Merger. The Company has recorded $63,057,000 ($20,325,000 Successor and $42,732,000 Predecessor) of general and administrative expenses related to the Merger all of which were paid as of March 31, 2005. Included in these amounts are $20,000,000 of Successor transaction fees paid to J.P. Morgan Partners (BHCA), L.P. and Apollo Investment Fund V, L.P. and certain related investment funds.

        The Company has accounted for the Merger as a purchase in accordance with SFAS No. 141, Business Combinations, with Marquee being the accounting acquiror and AMCE being the acquired entity. As such the financial information presented herein represents (i) the Consolidated Statements of Operations of the Successor for the period from inception on July 16, 2004 through March 31, 2005, the Consolidated Statements of Operations of the Predecessor for the thirty-eight weeks ended December 23, 2004, the fifty-two weeks ended April 1, 2004 and the fifty-three weeks ended April 3, 2003, (ii) the Consolidated Balance Sheet of the Successor as of March 31, 2005 and the Consolidated Balance Sheet of the Predecessor as of April 1, 2004, and (iii) the Consolidated Statements of Cash Flows of the Successor for the period from inception on July 16, 2004 through March 31, 2005 and the Consolidated Statements of Cash Flows of the Predecessor for the thirty-eight weeks ended December 23, 2004, the fifty-two weeks ended April 1, 2004 and the fifty-three weeks ended April 3, 2003.

        The following is a summary of the allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the Merger. The allocation of purchase price is based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, market prices of our indebtedness and a valuation assessment prepared by a valuation specialist (in thousands):

Cash and equivalents	$396,636
Other current assets	98,969
Property, net	899,283
Intangible assets	205,148
Goodwill	1,431,713
Deferred income taxes	45,879
Other long-term assets	61,006
Current liabilities	(344,678)
Corporate borrowings	(709,283)
Capital and financing lease obligations	(66,525)
Other long-term liabilities	(352,948)

Total estimated purchase price	$1,665,200

        Amounts recorded for goodwill are not subject to amortization, have been preliminarily allocated to the Company's North American theatrical exhibition and NCN and other operating segments (the reporting units) and are not expected to be deductible for tax purposes. The Company has performed its annual impairment test for goodwill and recorded no impairment as of March 31, 2005. The goodwill of $29,973,000, allocated to the NCN and other operating segment was contributed to NCM and included in the Company's investment in NCM together with certain of NCN's other contributed assets.

        Intangible assets include $74,000,000 related to the AMC trademark and tradename, $54,993,000 related to favorable leases and $46,000,000 related to the Company's Moviewatcher customer loyalty program (a customer relationship intangible asset). These fair values are based on management's best estimate using available evidence including a study performed by a valuation specialist. The AMC trademark and tradename is an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The weighted average amortization period for favorable leases is approximately fourteen years. In determining the useful life of the Moviewatcher customer relationship intangible asset, the Company utilized information tracking the behavior pattern of the customers participating in this program. The data suggests that the Moviewatcher customers exhibit a higher frequency of trips to the theater and many of the members remain active within the program for extended periods. The membership data was utilized in developing an attrition/retention rate used in the valuation analysis. The analysis indicates that an active base of members contribute incremental cash flow to the business over a period of at least 8 years. However, it should be noted that over two-thirds of the cash flow generated from this asset is derived in the first 5 years. The amortization of the fair value of this asset reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Accordingly the Company has calculated the consumption pattern of this asset by comparing the undiscounted cash flows for each year with the sum of the undiscounted cash flows generated by this asset to develop the ratio of the fair value of the asset that would be amortized during that period.

        Amortization expense and accumulated amortization associated with the intangible assets noted above are as follows:

(In thousands)	From Inception July 16, 2004 through March 31, 2005
(Successor)
Amortization expense of favorable leases	$1,449
Amortization expense of loyalty program	3,864

Total	$5,313

        Estimated amortization expense for the next five fiscal years is as follows:

(In thousands)	Favorable leases	Loyalty program	Total
	(Successor)	(Successor)	(Successor)
2006	$5,372	$11,086	$16,458
2007	5,278	8,510	13,788
2008	5,179	6,486	11,665
2009	5,130	4,968	10,098
2010	5,106	3,956	9,062

        The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and give effect to the Merger and related debt issuances as adjusted for the related purchase price allocations as of the beginning of the respective periods. Because the pro forma financial information gives effect to the Merger and related debt issuances as adjusted for the related purchase price allocations as of the beginning of the respective periods, all pro forma information is for the Successor. Such information is presented for comparative purposes only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Fifty-two week periods
(In thousands)	Pro Forma April 2, 2004 through March 31, 2005	Pro Forma April 4, 2003 through April 1, 2004
	(Successor)	(Successor)
Revenues
Admissions	$1,227,534	$1,219,393
Concessions	467,802	456,990
Other theatre	62,033	53,983
NCN and other	49,278	52,454

Total Revenues	1,806,647	1,782,820
Expenses
Film exhibition costs	649,891	649,380
Concession costs	54,944	51,259
Theatre operating expense	422,368	419,619
Rent	323,841	303,799
NCN and other	41,901	46,847
General and administrative:
Stock-based compensation	1,201	8,727
Merger and acquisition costs*	65,000	5,508
Management fee	2,000	2,000
Other	48,275	48,356
Preopening expense	1,331	3,858
Theatre and other closure expense	12,025	4,068
Restructuring charge	4,926	–
Depreciation and amortization	164,191	160,173
Impairment of long-lived asses	–	16,272
Disposition of assets and other gains	(3,017)	(2,590)

Total costs and expenses	1,788,877	1,717,276
Other expense (income)
Other expense (income)	(6,778)	13,947
Interest expense
Corporate borrowings	99,245	101,719
Capital and financing lease obligations	9,455	10,754
Investment income	(5,931)	(2,861)

Total other expense	95,991	123,559

Loss from continuing operations before income taxes	(78,221)	(58,015)
Income tax provision (benefit)	2,200	(13,900)

Loss from continuing operations	(80,421)	(44,115)
Loss from discontinued operations, net of income tax benefit	–	(3,831)

Net loss	$(80,421)	$(47,946)

*
Primarily represents non-recurring transaction costs for the Merger and related transactions.

        Marquee used the net proceeds from the sale of the Company notes (as described in Note 6), together with existing cash balances of the Company and the proceeds from the equity contribution from Holdings (consisting of equity contributed by the Sponsors (as defined below), the co-investors and certain members of management and the net proceeds of an offering of Holdings notes), to finance the Merger.

Acquisition of MegaStar Cinemas, L.L.C.

        On December 19, 2003, the Company acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. ("MegaStar") for an estimated cash purchase price of $15,037,000. In connection with the acquisition, the Company assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating and have been built since 2000. The results of operations are included in the Consolidated Statements of Operations from December 19, 2003. The

Company believes the results of operations of the acquired theatres are not material to the Company's Consolidated Statements of Operations and pro forma information for fiscal 2004 is not included herein.

        The following is a summary of the allocation of the purchase price to the estimated fair values of assets acquired from MegaStar. The allocation of purchase price is based on management's judgment including a valuation assessment prepared by a valuation specialist.

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

        On March 29, 2002, the Company acquired GC Companies, Inc. ("GC") pursuant to a plan of reorganization sponsored by the Company for a purchase price of $168,931,000 (net of $6,500,000 from the sale of GC's portfolio of venture capital investments on the effective date), which included cash payments of $68,472,000, the issuance of $72,880,000 aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2011 (the "Notes due 2011") with a fair value of $71,787,000 and the issuance of 2,578,581 shares of common stock, with an aggregate fair value of $35,172,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). The acquisition included 66 theatres with 621 screens in the United States, 3 managed theatres with 20 screens in the United States and a 50% interest in Hoyts General Cinemas South America with operates 17 theatres with 160 screens in Argentina, Chile, Brazil and Uruguay that is accounted for using the equity method.

        The following is a summary of the allocation of the purchase price to the assets and liabilities of GC based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities and a valuation assessment prepared by a valuation specialist:

(In thousands)
Cash and equivalents	$10,468
Current assets	12,828
Property	133,509
Intangible assets	23,318
Goodwill	34,624
Deferred income taxes	35,700
Other long-term assets	7,738
Current liabilities	(32,113)
Other long-term liabilities	(57,141)

Total purchase price	$168,931

        Amounts recorded for goodwill were not subject to amortization, were recorded at the Company's North American theatrical exhibition operating segment (the reporting unit) and were not deductible for tax purposes.

        All previously recorded goodwill was absorbed in connection with the Merger.

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

Statements of operations data:

(In thousands)	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Predecessor)	(Predecessor)
Revenues
Admissions	$3,378	$4,879
Concessions	949	1,388
Other theatre	198	228

Total revenues	4,525	6,495

Expense
Film exhibition costs	1,698	2,434
Concession costs	321	457
Theatre operating expense	1,572	2,707
Rent	1,678	2,512
General and administrative expense—other	54	150
Depreciation and amortization	42	26
Disposition of assets and other gains	5,591	–

Total costs and expenses	10,956	8,286
Investment income	–	(7)

Loss before income taxes	(6,431)	(1,784)
Income tax benefit	(2,600)	(700)

Loss from discontinued operations	$(3,831)	$(1,084)

NOTE 4—PROPERTY

        A summary of property is as follows:

(In thousands)	March 31, 2005	April 1, 2004
	(Successor)	(Predecessor)
Property owned:
Land	$8,804	$13,698
Buildings and improvements	208,888	220,340
Leasehold improvements	482,308	409,388
Furniture, fixtures and equipment	988,845	859,242

	1,688,845	1,502,668
Less-accumulated depreciation and amortization	840,587	732,338

	848,258	770,330

Property leased under capital leases:
Buildings and improvements	28,459	28,128
Less-accumulated amortization	22,254	21,181

	6,205	6,947

	$854,463	$777,277

        Included in property is $29,078,000 and $15,007,000 of construction in progress as of March 31, 2005 and April 1, 2004, respectively.

NOTE 5—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	March 31, 2005	April 1, 2004
	(Successor)	(Predecessor)
Other current assets:
Prepaid rent	$27,955	$26,591
Deferred income taxes	18,560	18,118
Income taxes receivable	6,345	5,947
Other	13,112	12,020

	$65,972	$62,676

Other long-term assets:
Investments in real estate	$10,458	$10,303
Deferred financing costs	18,440	18,034
Investments in joint ventures	57,862	223
Other	27,286	25,372

	$114,046	$53,932

Accrued expenses and other liabilities:
Taxes other than income	$31,598	$30,389
Interest	12,695	8,869
Payroll and vacation	10,375	10,237
Casualty claims and premiums	8,930	7,010
Accrued bonus	11,761	13,123
Theatre and other closure	26,506	16,071
Unpaid acquisition costs	–	5,910
Restructuring reserve	4,926	–
Other	12,831	20,777

	$119,622	$112,386

Other long-term liabilities:
Unfavorable lease obligations	$249,207	$34,379
Deferred rent	4,234	78,792
Casualty claims and premiums	13,150	13,469
Pension and other benefits	55,141	25,950
Deferred income	12,414	11,829
Deferred gain	–	10,006
Advance sale leaseback proceeds	6,916	–
Theatre and other closure	2,000	1,799
Other	7,428	6,243

	$350,490	$182,467

NOTE 6—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	March 31, 2005	April 1, 2004
	(Successor)	(Predecessor)
Credit Facility due 2009	$–	$–
8 5/8% Senior Fixed Rate Notes due 2012	250,000	–
Senior Floating Rate Notes due 2010 (7.05% as of March 31, 2005)	205,000	–
8% Senior Subordinated Notes due 2014	298,530	300,000
9 7/8% Senior Subordinated Notes due 2012	189,455	172,649
9 1/2% Senior Subordinated Notes due 2011	218,985	213,782
Capital and financing lease obligations, 10 3/4%	65,470	61,281

	1,227,440	747,712
Less: current maturities	3,445	2,748

	$1,223,995	$744,964

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of March 31, 2005 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2006	$10,310	$6,865	$3,445	$–	$3,445
2007	9,942	6,501	3,441	–	3,441
2008	9,202	6,138	3,064	–	3,064
2009	8,679	5,831	2,848	–	2,848
2010	8,697	5,509	3,188	–	3,188
Thereafter	84,218	34,734	49,484	1,142,811	1,192,295

Total	$131,048	$65,578	$65,470	$1,142,811	$1,208,281

Amended Credit Facility.

        Concurrently with the consummation of the Merger, the Company entered into an amendment to its credit facility. The Company refers to this amended credit facility as the "amended credit facility." As of March 31, 2005, the Company had no amounts outstanding under the amended credit facility and had issued approximately $12,000,000 in letters of credit, leaving borrowing capacity under the amended credit facility of approximately $163,000,000.

        The amended credit facility permits borrowings at interest rates based on either the bank's base rate or LIBOR, plus applicable margins ranging from 1.0% to 2.0% on base rate loans and from 2.0% to 3.0% on LIBOR loans, and requires an annual commitment fee of 0.5% on the unused portion of the commitment. The amended credit facility matures on April 9, 2009. The total commitment under the amended credit facility is $175,000,000, but the amended credit facility contains covenants that may limit the Company's ability to incur debt (whether under the amended credit facility or from other sources).

        The amended credit facility includes several financial covenants, including (i) a maximum net indebtedness to Annualized EBITDA ratio (as defined in the amended credit facility) generally, the ratio of the principal amount of outstanding indebtedness (less cash and equivalents) as of the last day of the most recent quarter to earnings for the most recent four quarters before interest, taxes, depreciation, amortization, any call premium (or original issue discount) expenses and other noncash charges, theatre closing or disposition costs, theatre opening costs, and gains or losses from asset sales, except that expenses incurred in connection with the Merger and related transactions are excluded, and including an adjustment for any permanently closed, disposed of or acquired theatre on a pro forma basis as if such closure, disposition or acquisition occurred on the first day of the calculation periods, of Holdings of 5.75 to 1 with certain step-downs of such ratio to 5.00 from March 31, 2006 through March 29, 2007 and to 4.50 from March 30, 2007 through April 9, 2009, (ii) a minimum cash interest coverage ratio, as defined in the amended credit facility, except that expense incurred in connection with the Merger and related transactions are excluded (generally, the ratio of Annualized EBITDA for the most recent four quarters to consolidated interest expense for such period of the Company) of 1.75 to 1, and (iii) a ratio of maximum net senior indebtedness to Annualized EBITDA of the Company, as defined in the amended credit facility except that expenses incurred in connection with the Merger and related transactions shall be excluded, for the most recent four quarters of 3.5 to 1. The amended credit facility also generally imposes limitations on investments, the incurrence of additional indebtedness, creation of liens, changes of control, transactions with affiliates, restricted payments, dividends, repurchase of capital stock or subordinated debt, mergers, investments guarantees, asset sales and business activities.

        The amended credit facility allows the Company to incur debt that qualifies as subordinated debt thereunder, and permits $125,000,000 of new debt plus capital lease obligations, subject to meeting the Company's financial covenants. As of March 31, 2005, the Company was in compliance with all financial covenants relating to the amended credit facility.

        Additionally, certain of the Company's domestic wholly owned subsidiaries guarantee the amended credit facility. The amended credit facility is secured by a pledge of the Company's capital stock by Holdings and substantially all of the tangible and intangible personal property located in the United States that the Company or such guarantors own, which includes, but is not limited to, all the outstanding stock of American Multi-Cinema, Inc., AMC-GCT, Inc. and its subsidiaries, AMC Entertainment International, Inc., National Cinema Network, Inc., AMC Realty, Inc., and Centertainment, Inc. as well as accounts, deposit accounts, general intangibles (including patents, trademarks and other intellectual property), commercial tort claims, goods and instruments, among other types of personal property.

        Amounts outstanding under the amended credit facility may become payable prior to the maturity date in part upon the occurrence of certain asset sales, or in whole upon the occurrence of specified events of default. In addition to the non-payment of amounts due to lenders or non-performance of covenants, among other matters, an event of default will occur upon (i) the failure to pay other indebtedness, or the acceleration of the maturity or redemption of other indebtedness or preferred stock in either case exceeding $5,000,000, (ii) the occurrence of any default which enables holders of any preferred stock to appoint additional members to the board and the occurrence of a change in control, as defined in the amended credit facility (although the Company does not currently have any outstanding preferred stock), and (iii) any default under the terms applicable to any of the Company's leases with aggregate remaining lease payments exceeding $13,000,000 which results in the loss of use of the property subject to such lease or any default (that is not cured or waived or if cured or waived involved the payment of an amount in excess of $13,000,000) under the terms applicable to any such leases with aggregate remaining lease payments exceeding $50,000,000.

        Costs related to the establishment of the amended credit facility were capitalized and charged to interest expense over the life of the amended credit facility. Unamortized issuance costs of $4,588,000 as of March 31, 2005, are included in other long-term assets.

Notes Due 2011

        On January 27, 1999, the Company sold $225,000,000 aggregate principal amount of its Notes due 2011 and on March 29, 2002, the Company issued an additional $72,880,000 aggregate principal amount of Notes due 2011 in connection with the acquisition of GC Companies The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2011), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Notes due 2011 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2012 and Notes due 2014.

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

        The Merger constituted a "change of control" under the Notes due 2011 which allowed the holders of those notes to require the Company to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. Noteholders tendered $1,663,000 aggregate principal amount of the Notes due 2011, which were repurchased using existing cash.

        The indenture governing the Notes due 2011 contains certain covenants that, among other things, may limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2011 attain "investment grade status", the covenants in the indenture governing the Notes due 2001 limiting the Company's ability to incur additional indebtedness and pay dividends will cease to apply. As of March 31, 2005, the Company was in compliance with all financial covenants relating to the Notes due 2011.

        In connection with the Merger, the carrying value of the Notes due 2011 was adjusted to fair value. As a result, a premium of $7,073,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized premium as of March 31, 2005 is $6,174,000. Unamortized issuance costs were $0 as of March 31, 2005.

Notes Due 2012

        On January 16, 2002, the Company sold $175,000,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2012 (the "Notes due 2012"). The Notes due 2012 bear interest at the rate of 9 7/8% per annum, payable in February and August. The Notes due 2012 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2012), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Notes due 2012 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2012 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2011 and Notes due 2014.

        The indenture governing the Notes due 2012 contains certain covenants that, among other things, may limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. As of March 31, 2005, the Company was in compliance with all financial covenants relating to the Notes due 2012.

        In connection with the Merger, the carrying value of the Notes due 2012 was adjusted to fair value. As a result, a premium of $17,078,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized premium as of March 31, 2005 is $14,455,000. Unamortized issuance costs were $0 as of March 31, 2005.

Notes Due 2014

        On February 24, 2004, the Company sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"). The Company applied the net proceeds from the sale of Notes due 2014, plus cash on hand, to redeem all outstanding $200,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2009 and $83,406,000 aggregate principal amount of its Notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2014), the Company will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2014 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2014 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company's Notes due 2011 and Notes due 2012.

        The indenture governing the Notes due 2014 contains certain covenants that, among other things, may limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. As of March 31, 2005, the Company was in compliance with all financial covenants relating to the Notes due 2014.

        In connection with the Merger the carrying value of the Notes due 2014 was adjusted to fair value. As a result, a discount of $1,500,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized discount as of March 31, 2005 is $1,470,000. Unamortized issuance costs were $0 as of March 31, 2005.

Fixed Rate Notes and Floating Rate Notes.

        In connection with the Merger, the Company became the obligor of $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") and $205,000,000 aggregate principal amount of Senior Floating Notes due 2010 (the "Floating Notes due 2010" and, together with the Fixed Notes due 2012, the "Senior Notes") that were each previously issued by Marquee on August 18, 2004. The Senior Notes (i) rank senior in right of payment to any of the Company's existing and future subordinated indebtedness, rank equally in right of payment with any of the Company's existing and future senior indebtedness and are effectively subordinated in right of payment to any of the Company's secured senior indebtedness, including the amended credit facility, and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of the Company's existing and future wholly owned subsidiaries that is a guarantor or direct borrower under the Company's other indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and preferred stock of the Company's subsidiaries that do not guarantee the notes.

        The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at the Company's option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2010.

Costs related to the issuance of the Fixed Notes due 2012 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs of $7,586,000 as of March 31, 2005, are included in other long-term assets.

        The Floating Notes due 2010 bear interest at a rate per annum, reset quarterly, equal to 4 1/4% plus the three-month LIBOR interest rate. Interest on the Floating Notes due 2010 is payable quarterly on February 15, May 15, August 15, and November 15 of each year and interest payments commenced on November 15, 2004. The interest rate is currently 7.05% per annum for the quarterly period ending May 14, 2005 and the interest rate is 7.52% per annum for the quarterly period ending August 14, 2005. The Floating Notes due 2010 are redeemable, in whole or in part, on or after August 15, 2006 at 103.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2009. As of March 31, 2005, the Company was in compliance with all financial covenants relating to the Senior Notes. Costs related to the issuance of the Fixed Notes due 2010 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs of $6,266,000 as of March 31, 2005, are included in other long-term assets.

Holdings Discount Notes Due 2014

        To help finance the Merger, Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. The only operations of Holdings prior to the Merger were related to this financing. Because the Company was the primary beneficiary of Holdings, which was considered a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Predecessor was required to consolidate Holdings' operations and financial position into the Company's financial statements as of and through the period ended December 23, 2004. Subsequent to December 23, 2004, the Successor deconsolidated Holdings' assets and liabilities. The results of operations of Holdings included within the Predecessor's Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from the Company. The Company will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010, the Notes due 2011, the Notes due 2012, the Notes due 2014 and the amended credit facility. The Company has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        Prior to August 15, 2009, unless Holdings elects to pay cash interest as described below, interest on the Discount Notes due 2014 will accrete from the date of issuance of the notes until August 15, 2009, compounded semiannually.

        On any interest payment date prior to August 15, 2009, Holdings may elect to commence paying cash interest (from and after such interest payment date) in which case (i) Holdings will be obligated to pay cash interest on each subsequent interest payment date, (ii) the notes will cease to accrete after such interest payment date and (iii) the outstanding principal amount at the maturity of each note will be equal to the accreted value of such notes as of such interest payment date.

NOTE 7—STOCKHOLDER'S EQUITY

        In connection with the Merger, each issued and outstanding share of the Predecessor's common stock and class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of the Predecessor's preferred stock was converted into the right to receive $2,727.27 in cash. See Note 2—Acquisitions and the Consolidated Statements of Stockholder's Equity within this Form 10-K for additional information regarding the Merger's impact on stockholder's equity.

Stock-Based Compensation

        The Successor has no stock-based compensation arrangements of its own, but its parent, Holdings, has adopted a stock-based compensation plan that permits grants of up to 49,107.44682 options on Holdings stock and has granted options on 38,876.72872 of its shares to certain employees during the Successor period ended March 31, 2005. As of March 31, 2005, there was $21,171,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Holdings plan. Since the employees to whom the options were granted are employed by the Successor, the Successor is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and step-vest in equal amounts over five years but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Successor has recorded $1,201,000 of stock-based compensation expense related to these options and has recognized an income tax benefit of approximately $492,000 in its Consolidated Statements of Operations during the Successor period ended March 31, 2005. Two of the holders of stock options have put rights associated with their options whereby they can require Holdings to repurchase their options and shares underlying the options and as such $759,000 of the Stock-based Compensation obligation is recorded in other long term liabilities in our Consolidated Balance Sheets. The Successor accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula. See Note 1—The Company and Significant Accounting Policies, Stock-based Compensation for more information regarding Holdings stock option plan.

        During the second quarter of fiscal 2004 the Predecessor's shareholders approved and the Predecessor adopted the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (the "2003 LTIP"). The 2003 LTIP provides for five basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of restricted stock awards, (iii) grants of deferred stock units, (iv) grants of deferred cash awards and (v) performance grants which may be settled in stock options, shares of common stock, restricted stock, deferred stock units, deferred cash awards, or cash, or any combination thereof. The number of shares of Common Stock which could have been sold or granted under the plan was not to exceed 6,500,000 shares. The 2003 LTIP provided that the option exercise price for stock options was not to be less than the fair market value of stock at the date of grant, options may not have been repriced and unexercised options expired no later than ten years after date of grant.

        On June 11, 2004, the Board of Directors made performance grants for fiscal 2005 with award opportunities having an aggregate value of $12,606,000. These grants were subject to the satisfaction of performance measures during fiscal 2005 and/or the exercise of discretion by the Compensation Committee of the Board of Directors. The Company did not meet the performance measures for fiscal 2005. Accordingly, the Company had no expense or accrual recorded for the fiscal 2005 performance grants.

        On June 11, 2004, the Compensation Committee of the Board of Directors awarded 527,398 deferred stock units with a fair value of $7,917,000 and deferred cash award of $1,606,000, to employees, which represented a 100% award based on achievement of all target-based grants made on September 18, 2003. Holdings made payments of $10,150,000 to the holders of 520,350 deferred stock units that vested upon closing the Merger which was considered as a part of the purchase price in connection with the Merger.

        The Predecessor accounted for the stock options, restricted stock awards and deferred stock units under plans that it sponsored following the recognition and measurement provisions of APB No. 25, Accounting for Stock issued to Employees and related interpretations. No stock-based employee compensation expense related to restricted stock awards and deferred stock units was recorded during the Predecessor period ended December 23, 2004 and $8,727,000 and $2,011,000 was reflected in net earnings for the Predecessor periods ended April 1, 2004 and April 3, 2003, respectively. No stock-based employee compensation expense for stock options was reflected in net earnings for those periods, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Holdings made payments of $7,750,000 to the holders of 1,451,525 vested in-the-money options that vested upon closing the Merger which was considered as a part of the purchase price in connection with the Merger.

        There are currently no outstanding share-based awards under the Company's 2003 LTIP subsequent to the Merger.

        A summary of stock option activity under all plans is as follows:

	March 31, 2005		December 23, 2004		April 1, 2004		April 3, 2003
	Number of Shares(2)	Weighted Average Exercise Price Per Share(2)	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
Outstanding at beginning of year	–	–	1,500,640	$14.19	1,978,165	$12.98	1,553,570	$12.34
Granted	38,876.72872	1,000	–	–	–	–	452,980	15.19
Canceled	–	–	(42,200)	–	(20,940)	13.09	(24,090)	14.28
Exercised(1)	–	–	(1,458,440)	–	(456,585)	8.54	(4,295)	6.98

Outstanding at end of year	38,876.72872	$1,000	–	$14.19	1,500,640	$14.32	1,978,165	$12.98

Exercisable at end of year	–	$–	–	$–	1,292,650	$14.19	1,370,773	$13.05

Available for grant at end of year	10,230.71809		–		5,969,497		49,160

(1)
The Predecessor period ended December 23, 2004, includes 1,451,525 options automatically vested and purchased as a result of the Merger, and 6,915 options exercised during the period

(2)
Represents options granted by the Company's parent, Holdings, to certain employees of the Company. The compensation expense related to the options is included in the Company's Consolidated Statements of Operations because the employees to whom the options were granted are employed by the Company.

NOTE 8—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the three years ended March 31, 2005 consists of the following components:

(In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 1, 2004	April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Current:
Federal	$(1,416)	$851	$(6,130)	$6,995
State	(202)	3,571	(17)	3,591

Total current	(1,618)	4,422	(6,147)	10,586

Deferred:
Federal	(5,426)	9,046	11,635	(1,556)
Foreign	80	240	1,619	787
State	164	1,292	1,293	(517)

Total deferred	(5,182)	10,578	14,547	(1,286)

Total provision	(6,800)	15,000	8,400	9,300
Tax benefit of discontinued operations	–	–	2,600	700

Total provision (benefit) from continuing operations	$(6,800)	$15,000	$11,000	$10,000

        The difference between the effective tax rate on income (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 4, 2003 through April 1, 2004	March 29, 2002 through April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Merger costs	(16.8)	(68.8)	–	–
State income taxes, net of federal tax benefit	0.1	(7.0)	(35.8)	(5.5)
Valuation allowance	(1.3)	(28.8)	(358.3)	(50.4)
Deductible portion of GC Companies, Inc. purchase price	–	–	–	11.8
Special compensation	–	–	–	(34.0)
Other, net	(0.6)	(2.2)	(3.9)	(2.8)

Effective tax rate	16.4%	(71.8)%	(363.0)%	(45.9)%

        The significant components of deferred income tax assets and liabilities as of March 31, 2005 and April 1, 2004 are as follows:

	March 31, 2005		April 1, 2004
	Deferred Income Tax		Deferred Income Tax
	(Successor)		(Predecessor)
(In thousands)
	Assets	Liabilities	Assets	Liabilities
Property	$50,416	$(169,537)	$25,817	$(7,463)
Capital lease obligations	5,176	–	3,438	–
Accrued reserves and liabilities	65,096	–	57,003	–
Deferred rents	97,877	–	36,825	–
Alternative minimum tax credit carryover	11,932	–	10,095	–
Net operating loss carryforward	40,547	–	36,945	–
Other	47,263	(6,236)	26,071	(184)

Total	$318,307	$(175,773)	$196,194	$(7,647)
Less: Valuation allowance	(73,355)	–	(26,485)	–

Net	244,952	(175,773)	169,709	(7,647)
Less: Current deferred income taxes	18,560	–	18,118	–

Total noncurrent deferred income taxes	$226,392	$(175,773)	$151,591	$(7,647)

Net noncurrent deferred income taxes	$50,619		$143,944

        Successor merger and acquisitions costs of $20,000,000 and Predecessor merger and acquisitions costs of $41,032,000 are currently being treated as non-deductible.

        The Company's federal income tax loss carryforward of $105,800,000 will begin to expire in 2019 and will completely expire in 2023 and will be limited to approximately $17,800,000 annually due to the sale of Preferred Stock and the acquisition of GC. The Company's state income tax loss carryforwards of $48,300,000 may be used over various periods ranging from 5 to 20 years.

        The Company's foreign subsidiaries had losses before income taxes of $1,565,000 during the Successor period ended March 31, 2005 and $17,189,000, $20,900,000 and $30,000,000 during Predecessor periods ended December 23, 2005, April 1, 2004 and April 3, 2003, respectively.

        As of March 31, 2005, management believed it was more likely than not that certain deferred tax assets related to certain state and other tax net operating loss carryforwards and certain deferred tax assets of foreign subsidiaries would not be realized due to uncertainties as to the timing and amounts of future taxable income. The Successor has recorded a full valuation allowance against its deferred tax assets in foreign jurisdictions of $67,615,000 and a partial valuation allowance of $5,740,000 related to state and other net operating loss carryforwards as of March 31, 2005.

        Management believes it is more likely than not that the Company will generate future taxable income to realize its recorded deferred tax assets. However, the amount of the deferred tax asset considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

        The Company recorded a valuation allowance of $73,355,000, $26,485,000, $20,592,000, $10,254,000 and $9,361,000 as of March 31, 2005, April 1, 2004, April 3, 2003, March 28, 2002 and March 29, 2001, respectively. All changes in the valuation allowance were recorded in the income tax provision except for $40,062,000 which was recorded during the Successor period ended March 31, 2005 as part of the purchase price allocation in connection with the Merger and $2,600,000 which was recorded in loss from discontinued operations in the year ended March 28, 2002.

NOTE 9—LEASES

        During fiscal 1998, the Company sold the real estate assets associated with 13 theatres to Entertainment Properties Trust ("EPT") for an aggregate purchase price of $283,800,000 (the "Sale and Lease Back Transaction"). The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for this transaction as a sale and leaseback in accordance with Statement of Financial Accounting Standards No. 98 Accounting for Leases. The land and building improvements have been removed from the Consolidated Balance Sheets. During fiscal 2000, the Company sold the building and improvements associated with one of the Company's theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. During fiscal 2002, the Company sold the land at this theatre to EPT for proceeds of $7,500,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%. During fiscal 2003, the Company sold the real estate assets associated with 2 theatres to EPT for proceeds of $43,665,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years. On March 30, 2004, the Company sold the real estate assets associated with 3 theatres to EPT for proceeds of $63,911,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 9.5% with options to extend for up to 15 additional years. On March 31, 2005, the Company sold the real estate assets associated with one theatre and adjoining retail space to EPT for proceeds of $50,910,000 and then leased the real estate assets associated with this theatre pursuant to non-cancelable operating lease with a term of 20 years at an initial lease rate of 9.2% with options to extend for up to 14 additional years.

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2005:

(In thousands)	Minimum operating lease payments
2006	$316,697
2007	315,087
2008	311,664
2009	308,686
2010	304,186
Thereafter	2,559,278

Total minimum payments required	$4,115,598

        The Company has also entered into agreements to lease space for the operation of seven theatres with 105 screens not yet fully constructed. The future minimum rental payments required under the terms of these leases included above total approximately $226,000,000. The Company records rent expense on a straight-line basis over the base term of the lease commencing with the date the Company has "control and access" to the leased premises. Included in long-term liabilities as of March 31, 2005 and April 1, 2004 is $253,441,000 and $113,171,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and unfavorable lease liabilities related to the Merger transaction.

        Rent expense is summarized as follows:

(In thousands)	From Inception July 16, 2004 through March 31, 2005	From April 2, 2004 through December 23, 2004	52 Weeks April 1, 2004	53 Weeks April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Minimum rentals	$76,458	$211,232	$271,824	$254,960
Common area expenses	9,208	24,656	30,748	31,625
Percentage rentals based on revenues	1,274	4,398	5,020	5,034
Furniture, fixtures and equipment rentals	708	3,425	6,432	8,758

Theatre Rent	87,648	243,711	314,024	300,377

NCN and other	38	587	1,021	1,279
G & A and other	491	1,107	3,315	5,206

Total	$88,177	245,405	$318,360	$306,862

NOTE 10—EMPLOYEE BENEFIT PLANS

        The Company sponsors a non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement.

        Under the plan, benefits are integrated with Social Security and paid to participants at retirement based primarily upon years of credited service with the Company (not exceeding thirty-five) and the employee's highest five year average compensation. Contributions to the plan reflect benefits attributed to employee's services to date, as well as services expected to be earned in the future. The Company expects to contribute $1,400,000 to the defined benefit pension plan during fiscal 2006. Plan assets are invested in pooled separate accounts with an insurance company pursuant to which the plan's benefits are paid to retired and terminated employees and the beneficiaries of deceased employees. The Company also sponsors two non-contributory nonqualified deferred compensation plans which provide additional pension benefits to certain eligible employees.

        The Company currently offers eligible retirees the opportunity to participate in a health plan (medical, dental, vision and prescription) and a life insurance plan. Employees may become eligible for these benefits at retirement provided the employee is at least age 55 and has at least 15 years of credited service after age 40 and is participating in the American Multi-Cinema, Inc. Employee Benefits Welfare Plan as of the date of termination. The health plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory. The accounting for the health plan currently anticipates future modifications to the cost-sharing provisions to provide for retiree premium contributions of approximately 20% of total premiums, increases in deductibles and co-insurance at the medical inflation rate and coordination with Medicare. The retiree health plan is not funded.

        In connection with the recent reorganizations a reduction in postretirement plan participants will result in a curtailment of the plan during fiscal 2006. This curtailment gain is expected to reduce net periodic postretirement expense by $1,110,000 during fiscal 2006.

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made. The assumptions to determine benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	March 31, 2005	April 1, 2004	April 3, 2003	March 31, 2005	April 1, 2004	April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Weighted-average assumptions used to determine benefit obligations at
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Rate of compensation increase	5.50%	5.97%	5.97%	5.00%	5.00%	6.50%
	Pension Benefits				Other Benefits
	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through Dec. 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Weighted-average assumptions used to determine net periodic benefic cost:
Discount rate	6.25%	6.25%	6.75%	7.25%	6.25%	6.25%	6.25%	6.75%
Expected long-term return on plan assets	8.25%	8.25%	8.50%	8.50%	n/a	n/a	n/a	n/a
Rate of compensation increase	5.50%	5.50%	5.97%	6.00%	5.00%	5.00%	5.00%	6.50%

        Net periodic benefit cost for the four plans consists of the following:

	Pension Benefits				Other Benefits
(In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$941	$2,318	$2,574	$2,027	$185	$444	$605	$406
Interest cost	1,256	3,063	3,641	3,124	325	772	1,042	887
Expected return on plan assets	(892)	(2,426)	(2,985)	(3,263)	–	–	–	–
Recognized net actuarial loss	–	760	691	23	–	87	111	–
Amortization of unrecognized transition obligation	–	129	176	182	–	36	50	50
Amortization of prior service cost	–	70	95	90	–	20	29	–

Net periodic benefit cost	$1,305	$3,914	$4,192	$2,183	$510	$1,359	$1,837	$1,343

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets for the years ended March 31, 2005 and April 1, 2004:

	Pension Benefits			Other Benefits
(In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$–	$67,477	$54,297	$–	$17,144	$19,187
Transferred balance from Predecessor	78,270	–	–	17,740	–	–
Service cost	941	2,318	2,574	185	444	605
Interest cost	1,256	3,063	3,641	325	772	1,042
Plan participant's contributions	–	–	–	–	165	161
Actuarial (gain) loss	(9)	7,445	9,085	313	35	(3,197)
Benefits paid	(12)	(2,033)	(2,120)	–	(820)	(654)

Benefit obligation at end of period	$80,446	$78,270	$67,477	$18,563	$17,740	$17,144

	Pension Benefits			Other Benefits
(In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Change in plan assets:
Fair value of plan assets at beginning of period	$–	$39,833	$34,251	$–	$–	$–
Transferred balance from Predecessor	43,642	–	–	–	–	–
Actual return on plan assets	159	4,006	6,750	–	–	–
Employer contribution	–	1,836	952	–	655	493
Plan participant's contributions	–	–	–	–	165	161
Benefits paid	(12)	(2,033)	(2,120)	–	(820)	(654)

Fair value of plan assets at end of period	$43,789	$43,642	$39,833	$–	$–	$–

Net liability for benefit cost:
Funded status	$(36,657)	$(34,628)	$(27,644)	$(18,563)	$(17,740)	$(17,144)
Unrecognized net actuarial (gain) loss	(113)	20,125	16,331	313	289	2,768
Unrecognized transition obligation	–	–	176	–	197	347
Unrecognized prior service cost	–	685	842	–	2,252	231

Net liability recognized	$(36,770)	$(13,818)	$(10,295)	$(18,250)	$(15,002)	$(13,798)

	Pension Benefits		Other Benefits
(In thousands)	March 31, 2005	April 1, 2004	March 31, 2005	April 1, 2004
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Amounts recognized in the balance sheet:
Accrued benefit liability	$(36,770)	$(12,122)	$(18,250)	$(13,798)
Accumulated other comprehensive income		1,123		–
Intangible asset	–	704	–	–

Net liability recognized	$(36,770)	$(10,295)	$(18,250)	$(13,798)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $80,446,000, $61,288,000 and $43,789,000 respectively, as of March 31, 2005; and, $67,477,000, $51,421,000 and $39,833,000 respectively, as of April 1, 2004 for the one qualified and two nonqualified pension plans with accumulated benefit obligations in excess of plan assets.

        For its Defined Benefit Pension Plan investments, the Company employs a long-term risk-controlled approach using diversified investment options with minimal exposure to volatile investment options like derivatives. The Company uses a diversified allocation of equity, debt, and real estate exposures that are customized to the Plan's cash flow benefit needs with a current target asset allocation of 60% equity securities, 32% debt securities and 8% real estate investments. The percentage of plan assets by category for fiscal 2005 and 2004 are as follows:

	March 31, 2005	April 1, 2004
	(Successor)	(Predecessor)
Equity Securities	60%	62%
Debt Securities	32%	30%
Real Estate Investments	8%	8%

	100%	100%

        The expected rate of return on plan assets was 8.25% for fiscal 2005 and 8.50% for fiscal 2004. The rate used is based upon analysis of actual returns on plan assets in prior years including analysis provided by the Plan Administrator.

        The following table provides investments of the defined benefit pension plan by security type:

	Pension Assets
(In thousands)	March 31, 2005	April 1, 2004
	(Successor)	(Predecessor)
Plan asset information:
Government Securities	$–	$1,369
Bond and Mortgage	12,543	9,448
Real Estate	3,520	3,069
Large Company Equity	19,531	18,631
Small Company Equity	2,426	2,096
International Equity	4,460	4,044
Preferred Securities	1,309	1,176

Fair value of plan assets	$43,789	$39,833

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2005 was 10.0% for medical and 4.0% for dental and vision. The rates were assumed to decrease gradually to 5.0% for medical in 2009 and 3.0% for dental in 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 2005 by $3,034,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2005 by $353,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2005 by $2,504,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2005 by $286,000.

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

	Pension Benefits	Other Benefits
2006	$836	$740
2007	865	710
2008	1,151	760
2009	1,260	830
2010	1,383	860
Years 2001-2015	8,871	4,440

        The Company's retiree health plan provides a benefit to its retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Part D"). Since the Company's plan is more generous than Medicare Part D, it is considered at least actuarially equivalent to Medicare Part D and the government provides a federal subsidy to the plan. The Company made no adjustment to its participation rates due to Medicare Part D and estimated a $400 per year subsidy at age 75 for the initial year of 2006, with the amount of the subsidy moving in direct relation to the participant's age. As a result of adopting the provisions of FSP No. 106-1 and FSP 106-2 during the fourth quarter of fiscal 2005, the Successor's accumulated plan benefit obligation was reduced by $1,760,000 for the subsidy related to benefits attributed to past service and there was no significant change in the benefit obligation or plan assets. The Successor recognized no reduction in net periodic postretirement benefit cost during the period ended March 31, 2005 and the subsidy will reduce net periodic postretirement benefit cost by adjusting the interest cost, service cost and actuarial gain or loss to reflect the effects of the subsidy. The Company estimates that it will receive annual subsidies of $50,000 during fiscal 2006 increasing to $70,000 during fiscal 2009 and an additional $450,000 through fiscal 2014.

        The Company sponsors a voluntary 401(k) savings plan covering employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year thereafter, and who are not covered by a collective bargaining agreement. The Company matches 100% of each eligible employee's elective contributions up to 3% of the employee's compensation and 50% of each eligible employee's elective contributions on the next 2% of the employee's pay. The Successor's expense under the 401(k) savings plan was $633,000 for the period ended March 31, 2005 and the Predecessor's expense under the plan was $1,490,000, $2,175,000, and $2,007,000 for the periods ended December 23, 2004, April 1, 2004 and April 3, 2003, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that the Company's stadium-style theatres violate the ADA and related regulations. The Department alleges that the Company has failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleges various non-line of sight violations as well. The Department seeks declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000. On November 20, 2002, the trial court entered summary judgment in favor of the Department on the line of sight aspects of the case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of site comparable to the general public. The trial court did not address specific changes that might be required of the Company's existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout. The Company filed a request for interlocutory appeal, and the trial court denied the Company's request but postponed any further line of sight proceedings pending the Ninth Circuit Court of Appeals' ruling in a case with similar facts and issues, Oregon Paralyzed Veterans of America v. Regal Cinemas, Inc. On June 28, 2004, the Supreme Court denied certiorari in the Regal case. Accordingly, the Company is preparing for the remedies phase of the litigation and has renewed settlement discussions with the Department. The trial court has scheduled a status conference for July 18, 2005.

        The Company has recorded a liability related to estimated losses for the Department of Justice line-of-sight aspect of the case in the amount of $179,350 (comprised primarily of compensatory damages and the civil penalty) and estimates the range of loss to be between $179,350 and $273,938 at this time.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involves such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. In its non-line of sight decision, the trial court concluded that the Company has violated numerous sections of the ADA and engaged in a pattern and practice of violating the ADA.

        On December 5, 2003 the U.S. District Court for the Central District of California entered a consent order and final judgment on non-line of sight issues under which the Company agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for our patrons with disabilities at 101 stadium-style theatres and at certain theatres the Company may open or acquire in the future. The Company estimates that the cost of these betterments will be $26.3 million, which is expected to be incurred over the term of the consent order of five years. The estimate is based on the improvements at the twelve theatres surveyed by the Department. The actual cost of betterments may vary based on the results of surveys of the remaining theatres.

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

        In both the Delaware action and the Missouri action, the plaintiffs generally allege that the individual defendants breached their fiduciary duties by agreeing to the Merger, that the transaction is unfair to the minority stockholders of the Company, that the merger consideration is inadequate and that the defendants pursued their own interests at the expense of the stockholders. The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind Merger and related transactions.

        On November 23, 2004, the parties in this litigation entered into a Memorandum of Understanding providing for the settlement of both the Missouri action and Delaware action. Pursuant to the terms of the Memorandum of Understanding, the parties agreed, among other things, that: (i) Holdings would waive Section 6.4(a)(C) of the merger agreement to permit the Company to provide non-public information to potential interested parties in response to any bona fide unsolicited written acquisition proposals by such parties (which it did), (ii) the Company would make certain disclosures requested by the plaintiff in the proxy statement and the related Schedule 13E-3 in connection with the special meeting to approve the Merger (which it did) and (iii) the Company would pay, on behalf of the defendants, fees and expenses of plaintiffs' counsel of approximately $1.7 million (which such amounts the Company has accrued but believes are covered by its existing directors and officers insurance policy). In reaching this settlement, the Company confirmed to the plaintiffs that Lazard and Goldman Sachs had each been provided with financial information included in the Company's earnings press release, issued on the same date as the announcement of the merger agreement. The Memorandum of Understanding also provided for the dismissal of the Missouri action and the Delaware action with prejudice and release of all related claims against the Company, the other defendants and their respective affiliates. The settlement as provided for in the Memorandum of Understanding is contingent upon, among other things, approval by the court.

        Conrad Grant v. American Multi-Cinema, Inc. and DOES 1 to 100; Orange County California Superior Court (Case No: 03CC00429). On September 26, 2003, plaintiff filed this suit as a purported class action on behalf of himself and other current and former "senior managers", "salary operations managers" and persons holding similar positions who claim that they were improperly classified by the Company as exempt employees over the prior four years. On April 28, 2004 William Baer and additional plaintiffs filed a related case titled William Baer and Anlsnara Hamlzonek v. American Multi-Cinema, Inc. DOES 1 to 100; Orange County California Superior Court, Case No. 04CC00507. On December 9, 2004, the Baer Court denied plaintiffs' motion for class certification, and on January 7, 2005 the Grant Court granted defendants' motion to strike the class allegations. In the Baer proceeding, the Company has reached a settlement on the individual wage and hour claims against the Company but the settlement agreement is still being negotiated. In the Grant case, the individual wage and hour claims against the Company remain to be resolved.

        Ernest Galindo v. American Multi-Cinema, Inc. et al. (Case No. BC328770, Los Angeles County Superior Court). On February 15, 2005, Ernest Galindo, a former employee, filed this suit on behalf of all current and former non-exempt hourly workers in the State of California who allegedly did not receive statutory meal or rest breaks. Plaintiffs seek back wages, penalties and other unspecified damages.

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

        American Multi-Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi-Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). The Company is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, the architect, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 23 theatres. The Company currently estimates its claim for repair costs at these theatres will aggregate approximately $34,600,000 of which it has expended approximately $25,300,000 through March 31, 2005. The remainder is for projected costs of repairs yet to be performed. The Company also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

        Certain parties to the Missouri litigation have filed counterclaims against the Company, including Ammon Painting Company, Inc. which asserts claims to recover monies for services provided in an amount not specified in the pleadings but which it has expressed in discovery to aggregate to approximately $950,000. The Company currently estimates that its claim against Ammon is for approximately $6,000,000. Based on presently available information, the Company does not believe such matters will have a material adverse effect on its results of operations, financial condition or liquidity. During fiscal 2005, the Company received settlement payments of $2,610,000 from various parties in connection with this matter and subsequent to March 31, 2005, the Company received additional settlement payments of $675,000, bringing the aggregate amount received in settlements to $4,210,000. The Company has also agreed to additional settlements totaling $560,000 for which payments have not been received. During fiscal 2004, the Company received $925,000 related to two theatres in connection with this matter. Gain contingencies are recognized upon receipt.

NOTE 12—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres which have been closed and from terminating the operation of fast food and other restaurants operated adjacent to certain of the Company's theatres. As of March 31, 2005, the Company has reserved $28,506,000 for lease terminations which have either not been consummated or paid, related primarily to 12 North American theatres with 93 screens and vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 15 years for theatres which have been closed. As of March 31, 2005, base rents aggregated approximately $7,572,000 annually and $31,507,000 over the remaining terms of the leases. In connection with the Merger, the carrying value of the theatre closure liability was remeasured by using the Company's estimated borrowing rate on the date of the Merger of 7.55%. As a result the Successor recorded a $2,806,000 increase to its theatre closure liability during the period ended March 31, 2005.

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

(In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 weeks Ended April 1, 2004	53 weeks Ended April 1, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Beginning Balance	$–	$17,870	$22,499	$24,140
Transferred balance from Predecessor	25,909	–	–	–
Theatre and other closure expense	1,267	10,758	4,068	5,416
Interest expense	–	1,585	2,736	3,656
General and administrative expense	–	73	50	99
Transfer of deferred rent and capital lease obligations	2,112	1,610	6,014	758
Acquisition adjustments	2,806	–	–	–
Payments	(3,588)	(5,987)	(17,497)	(11,570)

Ending balance	$28,506	$25,909	$17,870	$22,499

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. Theatre closure reserves at March 31, 2005 and 2004 by operating segment are as follows (in thousands):

From Inception July 16, 2004 through March 31, 2005
(Successor)
North American Theatrical Exhibition	$26,827
International Theatrical Exhibition	1,384
NCN and Other	295

$28,506

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

        The estimated fair values of the Company's financial instruments are as follows:

	March 31, 2005		April 1, 2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Successor)		(Predecessor)
Financial assets:
Cash and equivalents	$70,949	$70,949	$333,248	$333,248
Financial liabilities:
Cash overdrafts	$35,320	$35,320	$19,737	$19,737
Corporate borrowings	1,161,970	1,168,831	686,431	711,339

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

        The Company evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. The Company defines Adjusted EBITDA as earnings (loss) from continuing operations before interest expense, income taxes and depreciation and amortization and adjusted for preopening expense, theatre and other closure expense, disposition of assets and other gains, investment income, other expense, stock-based compensation expense, merger and acquisition costs, management fees, impairment of long-lived assets and special compensation expense. The Company evaluates Adjusted EBITDA generated by its segments in a number of manners, of which the primary measure is a comparison of segment Adjusted EBITDA to segment property, intangibles and goodwill.

        The Company's segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements.

        Information about the Company's operations by operating segment is as follows:

Revenues (In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
North American theatrical exhibition	$422,563	$1,205,646	$1,609,187	$1,628,140
International theatrical exhibition	35,772	93,388	121,179	101,242
NCN and other	16,108	57,711	71,476	70,602
Intersegment elimination	(5,641)	(18,900)	(19,022)	(14,909)

Total revenues	$468,802	$1,337,845	$1,782,820	$1,785,075

Segment Adjusted EBITDA (In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 weeks Ended April 1, 2004	53 weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
North American theatrical exhibition	$78,049	$219,440	$296,001	$278,160
International theatrical exhibition	2,512	(1,194)	83	(3,654)
NCN and other	6	7,371	5,607	3,249

Total segment Adjusted EBITDA	$80,567	$225,617	$301,691	$277,755

        A reconciliation of earnings (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

(In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Earnings (loss) from continuing operations before income taxes	$(41,563)	$(20,878)	$4,117	$(18,462)
Plus:
Interest expense	41,715	74,259	77,717	77,800
Depreciation and amortization	46,084	92,091	124,572	126,994
Impairment of long-lived assets	–	–	16,272	19,563
Preopening expense	39	1,292	3,858	3,227
Theatre and other closure expense	1,267	10,758	4,068	5,416
Restructuring charge	4,926	–	–	–
Disposition of assets and other gains	(302)	(2,715)	(2,590)	(1,385)
Investment income	(2,511)	(6,476)	(2,861)	(3,502)
Other	(6,778)	–	13,947	–
General and administrative expense—unallocated:
Stock-based compensation	1,201	–	8,727	2,011
Management fee	500	–	–	–
Merger and acquisition costs	22,268	42,732	5,508	–
Other(1)	13,721	34,554	48,356	66,093

Total Segment Adjusted EBITDA	$80,567	$225,617	$301,691	$277,755

Long-term Assets (In thousands)	March 31, 2005	April 1, 2004	April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)
North American theatrical exhibition	$3,136,730	$1,431,036	$1,372,974
International theatrical exhibition	151,401	147,009	132,834
NCN and other	–	14,869	22,148

Total segment long-term assets	3,288,131	1,592,914	1,527,956
Construction in progress	29,078	15,007	69,968
Corporate	225,449	283,647	286,782
Accumulated depreciation—property	(856,392)	(753,523)	(662,142)
Accumulated amortization—intangible assets	(39,999)	(33,801)	(34,180)
Accumulated amortization—other long-term assets	(35,855)	(33,446)	(30,375)

Consolidated long-term assets, net(2)	$2,610,412	$1,070,798	$1,158,009

Long-term Assets, net of accumulated depreciation and amortization (In thousands)	March 31, 2005	April 1, 2004	April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)
North American theatrical exhibition	$2,360,480	$766,929	$781,150
International theatrical exhibition	61,303	68,232	68,123
NCN and other	–	2,868	11,244

Total segment long-term assets	2,421,783	838,029	860,517
Construction in progress	29,078	15,007	69,968
Corporate	159,551	217,762	227,524

Consolidated long-term assets, net(2)	$2,610,412	$1,070,798	$1,158,009

        A reconciliation of the reportable segments' long-term assets to long-term assets presented in the Consolidated Balance Sheet are as follows:

Consolidated Balance Sheet (In thousands)	March 31, 2005	April 1, 2004	April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)
Property, net	$854,463	$777,277	$856,463
Intangible assets, net	189,544	23,918	30,050
Goodwill	1,401,740	71,727	60,698
Deferred income taxes	50,619	143,944	160,152
Other long-term assets	114,046	53,932	50,646

Consolidated long-term assets, net(2)	$2,610,412	$1,070,798	$1,158,009

Additions to long-term assets, net of acquisitions (In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
North American theatrical exhibition	$40,271	$55,980	$96,467	$63,473
International theatrical exhibition	366	2,999	1,524	23,029
NCN and other	4	26	7,510	8,423

Total segment capital expenditures	40,641	59,005	105,501	94,925
Construction in progress	1,468	5,782	5,312	44,752
Corporate	1,805	1,368	10	6,893

Total additions to long-term assets, net of acquisitions(3)	$43,914	$66,155	$110,823	$146,570

        A reconciliation of the reportable segments' additions to net assets to the Consolidated Statements of Cash Flow is as follows:

Consolidated Statements of Cash Flows (In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 2, 2004 through April 1, 2004	52 Weeks Ended April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Cash Flows from investing activities:
Capital expenditures	$18,622	$66,155	$95,011	$100,932
Construction project costs:
Reimbursable by landlord	–	–	–	38,586
Purchase of leased furniture, fixtures and equipment	25,292	–	15,812	7,052

Total additions to long-term assets, net of acquisitions	$43,914	$66,155	$110,823	$146,570

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 weeks Ended April 1, 2004	53 weeks Ended April 3, 2004
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
United States	$418,977	$1,206,690	$1,612,663	$1,640,278
Canada	14,054	37,766	48,964	43,555
China (Hong Kong)	2,522	5,632	8,166	8,868
Japan	15,902	43,876	60,382	51,476
France	1,338	3,270	3,813	3,681
Portugal	3,184	7,203	10,475	9,744
Spain	10,256	27,493	33,732	25,063
United Kingdom	2,569	5,915	4,625	2,410

Total revenues	$468,802	$1,337,845	$1,782,820	$1,785,075

Long-term assets (In thousands), Gross	March 31, 2005	April 1, 2004	April 3, 2003
	(Successor)	(Predecessor)	(Predecessor)
United States	$3,282,442	$1,651,506	$1,668,389
Canada	100,909	91,900	69,535
China (Hong Kong)	11,863	11,282	11,269
Japan	46,393	40,158	35,015
France	9,797	7,825	7,143
Portugal	17,315	14,729	13,183
Spain	60,899	61,738	53,940
United Kingdom	13,040	12,430	19,636
Sweden	–	–	6,596

Total long-term assets(2)	$3,542,658	$1,891,568	$1,884,706

(1)
Fiscal 2003 includes $19,250,000 of special compensation expense.

(2)
Long-term assets are comprised of property, intangible assets, deferred income taxes, goodwill and other long-term assets.

(3)
See Note 2 Acquisitions for additions to property, intangible, assets, deferred income taxes, goodwill, and other long-term assets resulting from acquisitions.

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." This information is not necessarily intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's debts are full and unconditional and joint and several.

From Inception July 16, 2004 through March 31, 2005 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Revenues
Admissions	$–	$294,692	$25,333	$–	$320,025
Concessions	–	116,302	6,815	–	123,117
Other theatre	–	14,092	1,101	–	15,193
NCN and other	–	10,104	363	–	10,467

Total revenues	–	435,190	33,612	–	468,802

Costs and Expenses:
Film exhibition costs	–	151,606	13,267	–	164,873
Concession costs	–	12,621	1,079	–	13,700
Theatre operating expense	–	103,406	8,147	–	111,553
Rent	–	78,301	9,347	–	87,648
NCN and other	–	10,127	334	–	10,461
General and administrative:
Stock-based compensation	–	1,201	–	–	1,201
Merger and acquisition costs	–	22,268	–	–	22,268
Management fee	–	500	–	–	500
Other	52	13,267	402	–	13,721
Preopening expense	–	39	–	–	39
Theatre and other closure expense	–	1,267	–	–	1,267
Restructuring Charge	–	4,926	–	–	4,926
Depreciation and amortization	–	43,476	2,608	–	46,084
Disposition of assets and other gains	–	(302)	–	–	(302)

Total costs and expenses	52	442,703	35,184	–	477,939

Other expense (income)
Equity in net losses of subsidiaries	13,936	3,691	–	(17,627)	–
Other income	–	(6,778)	–	–	(6,778)
Interest expense
Corporate borrowings	38,480	6,038	2,625	(7,475)	39,668
Capital and financing lease obligations	–	1,446	601	–	2,047
Investment income	(7,805)	(774)	(1,407)	7,475	(2,511)

Total other expense	44,611	3,623	1,819	(17,627)	32,426

Loss before income taxes	(44,663)	(11,136)	(3,391)	17,627	(41,563)
Income tax provision (benefits)	(9,900)	2,800	300	–	(6,800)

Net loss	$(34,763)	$(13,936)	$(3,691)	$17,627	$(34,763)

Preferred dividends and allocation of undistributed earnings	–				–

Loss for shares of common stock	$(34,763)				$(34,763)

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$–	$841,183	$66,326	$–	$907,509
Concessions	–	326,715	17,970	–	344,685
Other theatre	–	43,379	3,461	–	46,840
NCN and other	–	37,825	986	–	38,811

Total revenues	–	1,249,102	88,743	–	1,337,845

Costs and Expenses:
Film exhibition costs	–	449,781	35,237	–	485,018
Concession costs	–	37,298	3,946	–	41,244
Theatre operating expense	–	288,614	22,201	–	310,815
Rent	–	217,240	26,471	–	243,711
NCN and other	–	30,504	936	–	31,440
General and administrative expense
Merger and acquisition costs	–	42,732	–	–	42,732
Other	143	33,093	1,318	–	34,554
Preopening expense	–	1,292	–	–	1,292
Theatre and other closure expense	–	10,758	–	–	10,758
Depreciation and amortization	–	85,108	6,983	–	92,091
Disposition of assets and other gains	–	(2,715)	–	–	(2,715)

Total costs and expenses	143	1,193,705	97,092	–	1,290,940

Other expense (income)
Equity in net losses of subsidiaries	21,531	13,816	–	(35,347)	–
Interest expense
Corporate borrowings	62,691	36,817	4,473	(37,130)	66,851
Capital and financing lease obligations	–	5,758	1,650	–	7,408
Investment income	(38,987)	(3,563)	(1,056)	37,130	(6,476)

Total other expense	45,235	52,828	5,067	(35,347)	67,783

Loss before income taxes	(45,378)	2,569	(13,416)	35,347	(20,878)
Income tax provision (benefit)	(9,500)	24,100	400	–	15,000

Net loss	$(35,878)	$(21,531)	$(13,816)	$35,347	$(35,878)

Preferred dividends	104,300				104,300

Net loss for shares of common stock	$(140,178)				$(140,178)

52 weeks ended April 1, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$–	$1,133,170	$86,223	$–	$1,219,393
Concessions	–	434,857	22,133	–	456,990
Other theatre	–	49,325	4,658	–	53,983
NCN and other	–	51,420	1,034	–	52,454

Total revenues	–	1,668,772	114,048	–	1,782,820

Costs and Expenses:
Film exhibition costs	–	603,129	46,251	–	649,380
Concession costs	–	46,380	4,879	–	51,259
Theatre operating expense	–	391,563	28,056	–	419,619
Rent	–	280,621	33,403	–	314,024
NCN and other	–	45,905	942	–	46,847
General and administrative expense
Stock based compensation	–	8,727	–	–	8,727
Merger and acquisition costs	–	5,508	–	–	5,508
Other	195	47,390	771	–	48,356
Preopening expense	–	2,921	937	–	3,858
Theatre and other closure expense	–	4,068	–	–	4,068
Depreciation and amortization	–	113,683	10,889	–	124,572
Impairment of long-lived assets	–	12,747	3,525	–	16,272
Disposition of assets and other gains	–	(2,223)	(367)	–	(2,590)

Total costs and expenses	195	1,560,419	129,286	–	1,689,900

Other expense (income)
Equity in net losses of subsidiaries	2,621	19,277	–	(21,898)	–
Other expense	–	13,947	–	–	13,947
Interest expense
Corporate borrowings	67,928	53,633	3,488	(58,086)	66,963
Capital and financing lease obligations	–	8,579	2,175	–	10,754
Investment income	(54,630)	(3,993)	(2,324)	58,086	(2,861)

Total other expense	15,919	91,443	3,339	(21,898)	88,803

Earnings (loss) from continuing operations before income taxes	(16,114)	16,910	(18,577)	21,898	4,117
Income Tax provision (benefit)	(5,400)	15,700	700	–	11,000

Earnings (loss) from continuing operations	(10,714)	1,210	(19,277)	21,898	(6,883)
Loss from discontinued operations, net of income tax benefit	–	(3,831)	–	–	(3,831)

Net loss	$(10,714)	$(2,621)	$(19,277)	$21,898	$(10,714)

Preferred dividends	40,277				40,277

Net loss for shares of common stock	$(50,991)				$(50,991)

53 weeks ended through April 3, 2003 (Predecessor)

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$–	$1,141,274	$70,930	$–	$1,212,204
Concessions	–	449,826	18,752	–	468,578
Other theatre	–	45,907	2,693	–	48,600
NCN and other	–	54,803	890	–	55,693

Total revenues	–	1,691,810	93,265	–	1,785,075

Costs and Expenses:
Film exhibition costs	–	623,640	37,342	–	660,982
Concession costs	–	49,708	5,204	–	54,912
Theatre operating expense	–	413,981	24,624	–	438,605
Rent	–	271,971	28,406	–	300,377
NCN and other	–	51,672	772	–	52,444
General and administrative:
Stock based compensation	–	2,011	–	–	2,011
Merger and acquisition costs	–	1,128	–	–	1,128
Other	20,229	43,085	1,651	–	64,965
Preopening expense	–	2,430	797	–	3,227
Theatre and other closure expense	–	2,011	3,405	–	5,416
Depreciation and amortization	–	119,043	7,951	–	126,994
Impairment of long-lived assets	–	9,604	9,959	–	19,563
Disposition of assets and other gains	–	(1,385)	–	–	(1,385)

Total costs and expenses	20,229	1,588,899	120,111	–	1,729,239

Other expense (income)
Equity in net losses of subsidiaries	8,275	28,172	–	(36,447)	–
Interest expense
Corporate borrowings	67,636	63,333	220	(65,604)	65,585
Capital and financing lease obligations	–	11,248	967	–	12,215
Investment income	(65,194)	(3,251)	(661)	65,604	(3,502)

Total other expense	10,717	99,502	526	(36,447)	74,298

Earnings (loss) from continuing operations before income taxes	(30,946)	3,409	(27,372)	36,447	(18,462)
Income tax provision (benefit)	(1,400)	10,600	800	–	10,000

Loss from continuing operations	(29,546)	(7,191)	(28,172)	36,447	(28,462)
Loss from discontinued operations, net of income tax benefit	–	(1,084)	–	–	(1,084)

Net loss	$(29,546)	$(8,275)	$(28,172)	$36,447	$(29,546)

Preferred dividends	27,165				27,165

Net loss for shares of common stock	$(56,711)				$(56,711)

March 31, 2005 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Assets
Current assets:
Cash and equivalents	$–	$42,524	$28,425	$–	$70,949
Receivables, net	1,172	33,135	8,308	–	42,615
Other current assets	(7,680)	67,212	6,440	–	65,972

Total current assets	(6,508)	142,871	43,173	–	179,536
Investment in equity of subsidiaries	(95,746)	28,326	–	67,420	–
Property, net	–	792,754	61,709	–	854,463
Intangible assets, net	–	189,544	–	–	189,544
Intercompany advances	2,159,060	(2,182,985)	23,925	–	–
Goodwill	–	1,401,740	–	–	1,401,740
Deferred income taxes	–	50,619	–	–	50,619
Other long-term assets	19,057	71,608	23,381	–	114,046

Total assets	$2,075,863	$494,477	$152,188	$67,420	$2,789,948

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$–	$112,314	$8,832	$–	$121,146
Accrued expenses and other liabilities	12,927	102,787	3,908	–	119,622
Deferred revenues and income	–	68,957	1,327	–	70,284
Current maturities of corporate borrowings and capital and financing lease obligations	–	3,060	385	–	3,445

Total current liabilities	12,927	287,118	14,452	–	314,497
Corporate borrowings	1,161,970	–	–	–	1,161,970
Capital and financing lease obligations	–	43,659	18,366	–	62,025
Other long-term liabilities	–	259,446	91,044	–	350,490

Total liabilities	1,174,897	590,223	123,862	–	1,888,982
Stockholder's equity	900,966	(95,746)	28,326	67,420	900,966

Total liabilities and stockholder's equity	$2,075,863	$494,477	$152,188	$67,420	$2,789,948

April 1, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Assets
Current assets:
Cash and equivalents	$–	$304,409	$28,839	$–	$333,248
Receivables, net	6	31,490	8,316	–	39,812
Other current assets	122	56,898	5,656	–	62,676

Total current assets	128	392,797	42,811	–	435,736
Investment in equity of subsidiaries	(140,233)	(114,281)	–	254,514	–
Property, net	–	708,574	68,703	–	777,277
Intangible assets, net	–	23,918	–	–	23,918
Intercompany advances	1,116,140	(914,633)	(201,507)	–	–
Goodwill	–	71,727	–	–	71,727
Deferred income taxes	–	143,944	–	–	143,944
Other long-term assets	2	35,081	18,849	–	53,932

Total assets	$976,037	$347,127	$(71,144)	$254,514	$1,506,534

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$–	$98,721	$8,513	$–	$107,234
Accrued expenses and other liabilities	9,002	99,539	3,845	–	112,386
Deferred revenues and income	–	74,870	1,261	–	76,131
Current maturities of corporate borrowings and capital and financing lease obligations	–	2,482	266	–	2,748

Total current liabilities	9,002	275,612	13,885	–	298,499
Corporate borrowings	686,431	–	–	–	686,431
Capital and financing lease obligations	–	41,435	17,098	–	58,533
Other long-term liabilities	–	170,313	12,154	–	182,467

Total liabilities	695,433	487,360	43,137	–	1,225,930
Stockholders' equity (deficit)	280,604	(140,233)	(114,281)	254,514	280,604

Total liabilities and stockholders' equity (deficit)	$976,037	$347,127	$(71,144)	$254,514	$1,506,534

From Inception July 16, 2004 through March 31, 2005 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Net cash (used in) provided by operating activities	$(12,429)	$(67,966)	$21,835	$–	$(58,560)

Cash flows from investing activities:
Capital expenditures	–	(19,137)	515	–	(18,622)
Proceeds from sale/leasebacks	–	50,910	–	–	50,910
Increase in restricted cash	(456,762)	–	–	–	(456,762)
Release of restricted cash	456,762	–	–	–	456,762
Acquisition of AMCE, net of cash acquired	(1,268,564)	–	–	–	(1,268,564)
Purchase of leased furniture, fixtures and equipment	–	(25,292)	–	–	(25,292)
Proceeds from disposition of long-term assets	–	143	30		173
Other, net	(173)	2,259	(485)	–	1,601

Net cash (used in) provided by investing activities	(1,268,737)	8,883	60	–	(1,259,794)

Cash flows from financing activities:
Repurchase of Notes due 2011	(1,663)	–	–	–	(1,663)
Capital contribution from Marquee Holdings Inc.	934,901	–	–	–	934,901
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	–	–	–	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	–	–	–	205,000
Principal payments under capital and financing lease obligations	–	(772)	(84)	–	(856)
Deferred financing costs	(16,546)	–	–	–	(16,546)
Change in cash overdrafts	–	11,873	–	–	11,873
Change in intercompany advances	(90,526)	85,759	4,767	–	–
Change in construction payables	–	4,747	–	–	4,747

Net cash provided by financing activities	1,281,166	101,607	4,683	–	1,387,456
Effect of exchange rate changes on cash and equivalents	–	–	1,847	–	1,847

Net increase (decrease) in cash and equivalents	–	42,524	28,425	–	70,949
Cash and equivalents at beginning of period	–	–	–	–	–

Cash and equivalents at end of period	$–	$42,524	$28,425	$–	$70,949

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
Net cash provided by (used in) operating activities	$13,042	$127,205	$1,407	$–	$141,654

Cash flows from investing activities:
Capital expenditures	–	(63,857)	(2,298)	–	(66,155)
Increase in restricted cash	(627,338)	–	–	–	(627,338)
Proceeds from disposition of long-term assets	–	307	(30)	–	277
Other, net	–	(2,570)	3,391	–	821

Net cash (used in) provided by investing activities	(627,338)	(66,120)	1,063	–	(692,395)

Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	–	–	–	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	–	–	–	205,000
Proceeds from issuance of 12% Senior Discount Notes due 2014	169,918	–	–	–	169,918
Principal payments under capital and financing lease obligations	–	(1,807)	(213)	–	(2,020)
Change in cash overdrafts	–	3,710	–	–	3,710
Change in intercompany advances	(992)	(6,379)	7,371	–	–
Change in construction payables	–	(2,234)	–	–	(2,234)
Cash portion of preferred dividends	(9,349)	–	–	–	(9,349)
Proceeds from exercise of stock options	52	–	–	–	52
Treasury stock purchases and other	(333)	–	–	–	(333)

Net cash provided by (used in) financing activities	614,296	(6,710)	7,158	–	614,744

Effect of exchange rate changes on cash and equivalents	–	–	(615)	–	(615)

Net increase (decrease) in cash and equivalents	–	54,375	9,013	–	63,388
Cash and equivalents at beginning of period	–	304,409	28,839	–	333,248

Cash and equivalents at end of period	$–	$358,784	$37,852	$–	$396,636

52 weeks ended April 1, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Net cash provided by operating activities	$2,456	$180,062	$760	$–	$183,278

Cash flows from investing activities:
Capital expenditures	–	(93,957)	(1,054)	–	(95,011)
Proceeds from sale/leasebacks	–	63,911	–	–	63,911
Acquisition of Megastar Cinemas L.L.C., net of cash acquired	–	(13,374)	–	–	(13,374)
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	–	(2,075)	–	–	(2,075)
Purchase of leased furniture, fixtures and equipment	–	(15,812)	–	–	(15,812)
Payment on disposal-discontinued operations	–	(5,252)	–	–	(5,252)
Proceeds from disposition of long-term assets	–	9,289	–	–	9,289
Other, net	–	(7,557)	(3,497)	–	(11,054)

Net cash used in investing activities	–	(64,827)	(4,551)	–	(69,378)

Cash flows from financing activities:
Proceeds from issuance of 8% Senior Subordinated Notes due 2014	300,000	(6,000)	–	–	294,000
Repurchase of Notes due 2009 and 2011	(292,117)	–	–	–	(292,117)
Principal payments under capital and financing lease obligations	–	(2,339)	(235)	–	(2,574)
Deferred financing costs on credit facility due 2009	–	(3,725)	–	–	(3,725)
Change in cash overdrafts	–	(19,339)	–	–	(19,339)
Change in intercompany advances	(13,788)	(2,864)	16,652	–	–
Change in construction payables	–	(4,307)	–	–	(4,307)
Proceeds from exercise of stock options	3,894	–	–	–	3,894
Treasury stock purchases and other	(445)	–	–	–	(445)

Net cash (used in) provided by financing activities	(2,456)	(38,574)	16,417	–	(24,613)

Effect of exchange rate changes on cash and equivalents	–	–	(451)	–	(451)

Net increase in cash and equivalents	–	76,661	12,175	–	88,836
Cash and equivalents at beginning of year	–	227,748	16,664	–	244,412

Cash and equivalents at end of year	$–	$304,409	$28,839	$–	$333,248

52 weeks ended April 3, 2003 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Net cash provided by (used in) operating activities	$(5,961)	$147,466	$(12,758)	$–	$128,747

Cash flows from investing activities:
Capital expenditures	–	(92,670)	(8,262)	–	(100,932)
Proceeds from sale/leasebacks	–	43,665	–	–	43,665
Construction project costs:
Reimbursable by landlord	–	(12,768)	(25,818)	–	(38,586)
Reimbursed by landlord	–	4,682	8,577	–	13,259
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	–	(47,314)	–	–	(47,314)
Acquisition of Gulf States Theatres	–	(752)	–	–	(752)
Purchase of leased furniture, fixtures and equipment	–	(7,052)	–	–	(7,052)
Proceeds from disposition of long-term assets	–	5,494	–	–	5,494
Other, net	–	(4,584)	(399)	–	(4,983)

Net cash used in investing activities	–	(111,299)	(25,902)	–	(137,201)

Cash flows from financing activities:
Construction project costs reimbursed by landlord	–	15,315	14,297	–	29,612
Principal payments under capital and financing lease obligations	–	(2,486)	(94)	–	(2,580)
Change in cash overdrafts	–	7,325	–	–	7,325
Change in intercompany advances	6,156	(25,123)	18,967	–	–
Change in construction payables	–	(528)	–	–	(528)
Treasury stock purchases and other	(195)	(197)	–	–	(392)

Net cash (used in) provided by financing activities	5,961	(5,694)	33,170	–	33,437

Effect of exchange rate changes on cash and equivalents	–	–	(3)	–	(3)

Net increase (decrease) in cash and equivalents	–	30,473	(5,493)	–	24,980
Cash and equivalents at beginning of year	–	197,275	22,157	–	219,432

Cash and equivalents at end of year	$–	$227,748	$16,664	$–	$244,412

NOTE 16—RELATED PARTY TRANSACTIONS

        Prior to his resignation on October 30, 2002, as successor co-trustee with shared voting powers over shares held in the Durwood Voting Trust (the "Voting Trust"), Mr. Raymond F. Beagle, Jr. may be deemed to have been a related party to the Company. He became successor co-trustee on July 14, 1999 as a result of the death of Stanley H. Durwood.

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

        Amounts paid by the Company to Mr. Beagle as a retainer for serving as General Counsel were $0 in fiscal 2005, $0 in fiscal 2004 and $450,000 in fiscal 2003. Deferred bonuses awarded to Mr. Beagle, which awards were made in the first quarter of each fiscal year, were $0 in fiscal 2005, $0 in fiscal 2004 and, $350,000 in fiscal 2003.

        Lathrop & Gage L.C., a law firm of which Mr. Beagle is a member, renders legal services to the Company and its subsidiaries. The Company paid Lathrop & Gage L.C. $6,872,000 for its services in fiscal 2003.

        During fiscal 2003, the Company reimbursed the initial purchasers of our preferred stock approximately $650,000 for expenses related to the acquisitions of GC Companies, Inc. and Gulf States Theatres, the issuance of the Notes due 2012 and the issuance of Common Stock and other business matters related to the Company.

        On December 23, 2003 the Company's Board of Directors approved payment by the Company of legal fees in the amount of $590,000 and reimbursement of other out-of-pocket expenses in the amount of $170,000 on behalf of the initial purchasers of our preferred stock. On November 18, 2003 and December 23, 2003 the Company's Board of Directors approved payment by the Company of legal fees in the amount of $190,000 on behalf of the Company's Class B Stockholder. The costs were incurred in connection with the consideration of a possible business combination between the Company and Loews Cineplex Entertainment Corporation.

        The Company leases certain of its theatres from Entertainment Properties Trust ("EPT"). The Chairman of the Board, Chief Executive Officer and President of AMCE was also the Chairman of the Board of Trustees of EPT until May of 2003 at which time his term expired and he did not stand for reelection to the Board of Trustees of EPT. Payments to EPT for rent were approximately $72,000,000, $65,000,000 and $61,000,000 in fiscal 2005, 2004 and 2003, respectively.

        In connection with the acquisition of GST, the Company entered into leases with EPT for the real estate assets associated with five theatres, for a term of 20 years. Of the $45,772,000 purchase price, approximately $5,800,000 was paid to EPT for specified non-real estate assets which EPT acquired from GST and resold to the Company at cost.

        On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 (the "Holdco Notes"). On the same date, Marquee sold $250,000,000 in aggregate principal amount of its 8 5/8% Senior Notes due 2012 and $205,000,000 in aggregate principal amount of its Senior Floating Notes due 2010 (collectively, the "Senior Notes"). J.P. Morgan Securities Inc., an affiliate of JPMP which owns approximately 34.6% of Holdings, was an initial purchaser of both the Holdco Notes and the Senior Notes.

        In connection with the Merger, Apollo received an aggregate amount of cash proceeds for its shares of approximately (i) $869.8 million, including $91.1 million attributable to the special change in control distribution payable to Apollo pursuant to the terms of the Series A convertible preferred stock. The Company will pay the Sponsors an annual management fee of up to $2.0 million in the aggregate, payable quarterly, under the Management Fee Agreement. In connection with the Merger, Holdings, Marquee and the Sponsors entered into a management fee agreement pursuant to which AMCE, as the surviving corporation in the Merger, paid to each of JPMP and Apollo a one-time sponsorship fee of $10.0 million in consideration of the completion of the Merger and the capitalization of Holdings. The management fee agreement also provides for an annual management fee of $2.0 million, payable quarterly and in advance to each Sponsor for the duration of the agreement, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the management fee agreement provides for reimbursements of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. AMCE made cash payments of $1.0 million to the Sponsors for the annual management fee during the fourth quarter of fiscal 2005. Also in connection with the Merger, the Company paid legal fees on behalf of JPMP and Apollo of $6.0 million each and paid legal fees on behalf of the Company's Class B Stockholder of $170,000. Following consummation of the Merger, the Company became a privately-held company, wholly owned by Holdings. Holdings is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (34.6%); Apollo (34.6%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (6.5%); Co-Investment Partners, L.P. (6.5%); Caisse de Depot et Placement du Quebec (5.2%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and alpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (4.5%); SSB Capital Partners (Master Fund) I, L.P. (3.2%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., CSFB Credit Opportunities Fund (Employee), L.P. and CSFB Credit Opportunities Fund (Helios), L.P. (2.6%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (1.3%); Screen Investors 2004, LLC (0.3%); and members of management (0.7%).

NOTE 17—SUBSEQUENT EVENTS

        On June 21, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc., the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings will merge with Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews will merge with the Company, with the Company continuing after the merger. The transactions are expected to close during the Company's fourth fiscal quarter of 2006 and are subject to the satisfaction of customary closing conditions for transactions of this type, including antitrust approval and completion of financing to refinance our amended credit facility and Loews' senior secured credit facility. Upon completion of the mergers, the existing stockholders of Holdings would hold approximately 60% of its outstanding capital stock, and the current stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, would hold approximately 40% of the outstanding capital stock.

        Subsequent to March 31, 2005, the Company agreed to sell four of its five theatres in Japan, which are included in the Company's international theatrical exhibition operating segment, for a sales price of approximately $46,000,000. This pending transaction is expected to close during the Company's second fiscal quarter of 2006.

Item 9. Changes in Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures were effective at such time.

  (b)
  Changes in internal controls.

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The Company has adopted a Code of Ethics for its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as well as its directors, officers and other associates. The Company's Code of Ethics has been filed as Exhibit 14 to its Form 10-K for the fiscal year ended April 1, 2004.

MANAGEMENT

        Our business and affairs are managed by the board of directors of Holdings. The board of directors of Holdings consists of seven members. Pursuant to a stockholders agreement between Holdings, the Sponsors, the other co-investors party thereto and any additional investor that becomes a party thereto, each of the Sponsors are entitled to designate three members of the board of directors of Holdings. In addition, Peter C. Brown, our chief executive officer, is a director of Holdings. The composition of the board of directors of the Company is the same as Holdings.

        The following table sets forth certain information regarding our directors, executive officers and key employees as of June 15, 2005:

Name	Age	Positions
Peter C. Brown	46	Chairman of the Board, Chief Executive Officer and Director (AMCE and AMC); President (AMCE)
Michael R. Hannon	45	Director (AMCE)
Stephen P. Murray	42	Director (AMCE)
Stephan Oppenheimer	37	Director (AMCE)
Stan Parker	29	Director (AMCE)
Marc J. Rowan	42	Director (AMCE)
Aaron J. Stone	32	Director (AMCE)
Philip M. Singleton	58	Executive Vice President (AMCE); President, Chief Operating Officer and Director (AMC)
Craig R. Ramsey	53	Executive Vice President and Chief Financial Officer (AMCE and AMC); Director (AMC)
Richard T. Walsh	51	Executive Vice President (AMCE); Chairman (AMC Film Programming, a division of AMC)
John D. McDonald	48	Executive Vice President, North American Operations (AMC)
Kevin M. Connor	42	Senior Vice President, General Counsel and Secretary (AMCE and AMC)
Mark A. McDonald	46	Executive Vice President, International Operations (AMC Entertainment International, Inc.)
Chris A. Cox	39	Vice President and Chief Accounting Officer (AMCE and AMC)
Terry W. Crawford	48	Vice President and Treasurer (AMCE and AMC)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Peter C. Brown has served as a Director of AMCE and AMC since November 12, 1992, as Chairman of the Board and Chief Executive Officer of AMCE since July 1999 and as President of AMCE since January 1997. Mr. Brown served as Co-Chairman of the Board of AMCE from May 1998 through July 1999 and as Executive Vice President of AMCE from August 1994 to January 1997. Mr. Brown is also Chairman of the Board, Chief Executive Officer and a Director of AMC. Mr. Brown is on the Board of

Directors for Midway Games, Inc., a leading developer and publisher of interactive video game entertainment. Mr. Brown is a graduate of the University of Kansas.

        Mr. Michael R. Hannon has served as a Director of AMCE since December 23, 2004. Mr. Hannon serves as Partner of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners in 1988, Mr. Hannon worked at Morgan Stanley & Co. Mr. Hannon is also a Director of NuVox Communications, Telesystem International Wireless, Ascend Media, Olympus Media and College Sports Television (CSTV Networks, Inc.). Mr. Hannon holds a B.A. degree from Yale University and an M.B.A. degree from Columbia Business School.

        Mr. Stephen P. Murray has served as a Director of AMCE since December 23, 2004. Mr. Murray serves as Partner of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners, Mr. Murray served as a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray is also a Director for Cornerstone Brands, Warner Chilcott Corporation, Jetro Inc., La Petite Academy, National Waterworks, Pinnacle Foods, Strongwood Holdings and Zoots, Inc. Mr. Murray holds a B.A. degree from Boston College and an M.B.A. degree from Columbia Business School.

        Mr. Stephan Oppenheimer has served as a Director of AMCE since December 23, 2004. Mr. Oppenheimer serves as Principal of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners in 1997, Mr. Oppenheimer worked in the Acquisition Finance Group at Chase Securities, and prior to that, as a systems consultant with American Management Systems. Mr. Oppenheimer is also a Director of Kraton Polymers LLC, Lightship Holding, Inc., Discovery III Limited and Fleming (Bermuda) Discovery III Limited. Mr. Oppenheimer holds a B.S. degree in Electrical Engineering and an M.B.A. degree from the University of Virginia.

        Mr. Stan Parker has served as a Director of AMCE since December 23, 2004. Mr. Parker is a Principal of Apollo Management, L.P. which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds. Prior to joining Apollo Management in 2000, Mr. Parker worked in the Financial Entrepreneurs Group at Salomon Smith Barney. Mr. Parker is also a Director of United Agri Products. Mr. Parker holds a B.S. degree in Economics from The Wharton School of Business at the University of Pennsylvania.

        Mr. Marc J. Rowan has served as a Director of AMCE since April 19, 2001. Mr. Rowan is one of the founding principals of Apollo Management, L.P. which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds. Mr. Rowan is also a Director of Wyndham International, Inc., National Financial Partners, Inc., Quality Distribution, Inc. Cablecom GmbH, iesy Hessen GmbH & Co. and KG. Mr. Rowan also serves on the executive committee of the Youth Renewal Fund and is a member of the Board of Directors of National Jewish Outreach Program, the Riverdale Country School and the Undergraduate Executive Board of The Wharton School of Business. Mr. Rowan holds a B.S. degree and an M.B.A. degree from The Wharton School of Business at the University of Pennsylvania.

        Mr. Aaron J. Stone has served as a Director of AMCE since December 23, 2004. Mr. Stone is a Partner of Apollo Management, L.P. which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, private securities investment funds. Mr. Stone is also a Director of Educate Inc., Hughes Network Systems LLC, Intelstat, Ltd and Skyterra Communications Inc. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone holds an A.B. Degree from Harvard College.

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

        Mr. Richard T. Walsh has served as Executive Vice President of AMCE and Chairman, AMC Film Programming, a division of AMC, since November 9, 2001. Prior thereto, Mr. Walsh served as Executive Vice President, Film Operations, AMC Film, from September 29, 1999 to November 9, 2001 and as Senior Vice President in charge of operations for the West Division of AMC from July 1, 1994 to September 29, 1999.

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

        Mr. Chris A. Cox has served as Vice President and Chief Accounting Officer of AMCE and AMC since May 13, 2002. Prior thereto, Mr. Cox served as Vice President and Controller of AMC from November 28, 2000. Previously, Mr. Cox served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000.

        Mr. Terry W. Crawford has served as Vice President and Treasurer of AMCE and AMC since April 1, 2005. Prior thereto, Mr. Crawford served as Vice President and Assistant Treasurer of AMCE and AMC from December 23, 2004 until April 1, 2005. Previously, Mr. Crawford served as Vice President, Assistant Treasurer and Assistant Secretary of AMCE from May 13, 2002 until December 23, 2004 and AMC from January 24, 2000 until December 23, 2004. Mr. Crawford served as Assistant Treasurer and Assistant Secretary of AMCE from September 14, 2001 until May 13, 2002 and AMC from November 11, 1999 until January 24, 2004. Mr. Crawford served as Assistant Secretary of AMCE from March 27, 1997 until September 14, 2001 and AMC from March 21, 1997 until November 11, 1999.

        Audit Committee Members.    The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 as amended. Since December 23, 2004, the members of the Audit Committee have been Mr. Oppenheimer and Mr. Parker. We do not have an Audit Committee Financial Expert. We believe that our Audit Committee, taken as a whole, has the financial, accounting and other relevant education and experience necessary to effectively and competently discharge such director's responsibilities and duties as a member of the Audit Committee.

Code of Ethics

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, a copy of which was filed as Exhibit 14 to its Form 10-K for the fiscal year ended April 1, 2004.

Item 11. Executive Compensation.

Compensation of Management

        The following table provides certain summary information concerning compensation that the Company paid to or accrued on behalf of its Chief Executive Officer and each of the Company's four other most highly compensated executive officers (determined as of the end of fiscal 2005 and hereafter referred to collectively as the "Named Executive Officers") for the last three fiscal years ended March 31, 2005, April 1, 2004, and April 3, 2003, respectively.

Summary Compensation Table

	Annual Compensation					Long-Term(2) Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)(4)		Restricted Stock Awards	Securities Underlying Options/SARs	All Other Compensation(3)
Peter C. Brown Chairman of the Board, Chief Executive Officer and President	2005 2004 2003	$742,000 728,000 700,000	$392,000 464,100 614,250	$	N/A N/A 12,643,851	– 1,080,100 455,700	– – 106,990	$8,332 7,052 8,351
Philip M. Singleton Executive Vice President and Chief Operating Officer	2005 2004 2003	484,000 475,000 450,000	249,600 301,716 390,488		N/A N/A 6,606,502	– 602,400 239,394	– – 42,980	6,585 7,557 9,100
Craig R. Ramsey Executive Vice President and Chief Financial Officer	2005 2004 2003	331,000 325,000 300,000	176,800 215,526 222,750		N/A N/A N/A	– 250,667 97,976	– – 14,330	5,720 133,102 10,454
Richard T. Walsh Executive Vice President and Chairman AMC Film Programming	2005 2004 2003	342,000 335,000 325,000	176,800 215,526 222,750		N/A N/A 161,646	– 250,667 97,976	– – 14,330	5,702 132,893 10,115
John D. McDonald Executive Vice President North American Operations	2005 2004 2003	319,000 312,500 300,000	136,800 168,300 222,750		N/A N/A N/A	– 125,333 97,976	– – 14,330	8,113 70,261 10,391

(1)
For the years presented, perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total annual salary and bonus with the exception of Mr. Richard T. Walsh who received $143,303 related to relocation during fiscal 2003 and Mr. Peter C. Brown and Mr. Philip M. Singleton who each received compensation related to loan forgiveness as discussed in note (4) below.

(2)
On September 18, 2003, the Predecessor made deferred stock unit awards under the 2003 AMC Entertainment Inc. Long-Term and Incentive Plan to the Named Executive Officers having a value as follows: Mr. Peter C. Brown—71,435 units ($1,080,100); Mr. Philip M. Singleton—39,841 units ($602,400); Mr. Craig R. Ramsey—16,579 units ($250,667); Mr. Richard T. Walsh—16,579 units ($250,667); and Mr. John D. McDonald—8,289 units ($125,333). The deferred stock units awarded were calculated based on the value of the award divided by a 10 day average stock price at April 1, 2004.

All of the deferred stock unit awards granted in 2004 were scheduled to vest three years from the date of award subject to, with certain exceptions such as death or disability, continued employment with the Company. No dividends were payable with respect to deferred stock awards prior to vesting. All deferred stock units vested as a result of the Merger and the holder thereof received an amount equal to the excess of (i) $19.50 over (ii) any income tax or employment tax required under the Internal Revenue Code of 1986, as amended with respect to the amounts referred to in clause (i).

On May 13, 2002, the Predecessor made restricted stock awards under the AMC Entertainment Inc. 1999 Stock Option and Incentive Plan to the Named Executive Officers with respect to that number of shares and having a value (based on the market value of the shares of stock covered by the awards on the date of grant) as of the award date, as follows: Mr. Peter C. Bown-30,000 shares ($455,700); Mr. Philip M. Singleton-15,760 shares (239,394); Mr. Richard T. Walsh—6,450 shares ($97,976); Mr. Craig R. Ramsey—6,450 shares ($97,976); and Mr. John D. McDonald—6,450 shares ($97,976). Additionally, on May 13, 2002, the Predecessor granted options under the AMC Entertainment Inc. 1999 Stock Option and Incentive Plan as follows: Mr. Peter C. Brown—106,990 shares; Mr. Philip M. Singleton—42,980 shares; Mr. Craig R. Ramsey—14,330 shares; Mr. Richard T. Walsh—14,330 shares; and Mr. John D. McDonald—14,330 shares. The exercise price of these options is $15.19 per share.

One half of the restricted stock awards and non-qualified stock options granted in fiscal 2003 were scheduled to vest one year from date of grant with the balance vesting two years from date of grant, subject to, with certain exceptions such as death or disability, continued employment with the Company. No dividends were payable with respect to restricted stock awards prior to vesting. All restricted stock awards and non-qualified stock options vested and were terminated as a result of the Merger, and the holder thereof received $19.50 per share (less the exercise price of options) for each share of restricted stock or in-the-money options less applicable income and employment taxes.

(3)
For 2005 and 2003, All Other Compensation is comprised of the Company's contributions under its 401(k) savings plan which is a defined contribution plan. For fiscal 2004, All Other Compensation is comprised of the Company's contributions under its 401(k) savings plan which is a defined contribution plan and deferred cash awards under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan as follows: Mr. Peter C. Brown—$0; Mr. Philip M. Singleton—$0; Mr. Craig R. Ramsey—$125,333; Mr. Richard T. Walsh—$125,333; and Mr. John D. McDonald—$62,667.

(4)
Pursuant to a program recommended by the Compensation Committee and approved by the Predecessor's Board of Directors in 1998, the Predecessor loaned Mr. Peter C. Brown $5,625,000 to purchase 375,000 shares of its Common Stock. Mr. Brown purchased such shares on August 11, 1998. Under the program the Predecessor also loaned Mr. Philip M. Singleton $3,765,000 to purchase 250,000 shares of its Common Stock. Mr. Singleton purchased such shares from September 11 to September 15, 1998. Mr. Singleton repaid unused proceeds of $811,710, leaving a remaining unpaid principal balance of $2,953,290. Such loans were unsecured and bore interest at a rate at least equal to the applicable federal rate prescribed by Section 1274(d) of the Internal Revenue Code in effect on the date of such loan (6% per annum for the loans to Messrs. Brown and Singleton). Interest on these loans accrued and was added to principal annually on the anniversary date of such loan, and the full principal amount and all accrued interest was due and payable on the fifth anniversary of such loan. Based on the recommendation of the Compensation Committee, on May 13, 2002 the Predecessor's Board of Directors approved the forgiveness of $6,921,244 of principal and accrued interest on the loan made to Mr. Peter C. Brown, together with the payment of $5,722,607 of Federal, state and payroll related taxes on his behalf, and the forgiveness of $3,616,399 of principal and accrued interest on the loan made to Mr. Philip M. Singleton, together with the payment of $2,990,103 of Federal, state and payroll related taxes on his behalf. Such loan forgiveness was effective as of June 6, 2002. Mr. Brown and Mr. Singleton agreed not to sell the shares acquired with proceeds of the loans prior to March 6, 2004.

Option Grants Related to Marquee Holdings' Shares

        The Company has made no grants of stock options, however its parent, Holdings, has granted stock options on Holdings' stock to certain employees of the Company during fiscal 2005 under the 2004 Stock Option Plan of Marquee Holdings Inc. Holdings adopted the 2004 Stock Option Plan, which provides for the grant of incentive stock options (within the meaning of Section 421 of the Internal Revenue Code) and non-qualified stock options to eligible employees and consultants of Holdings and its subsidiaries and non-employee directors of Holdings. The aggregate number of shares reserved for issuance under the option plan is 49,107.44681. The exercise price of outstanding options is equal to the fair market value of Holdings shares on the date of grant. For each optionee, options for 500 shares are incentive stock options; the balance are non-qualified stock options. These options vest in equal installments over 5 years from grant date, subject to the employee's continued service with Holdings or one of its subsidiaries. In addition, upon the occurrence of a "change of control" of Holdings (as defined in the option plan), the options held by Messrs. Brown and Singleton will become fully vested. Messrs. Brown's and Singleton's options are also subject to employment agreements, which, under certain circumstances, allow the holder to require Holdings to repurchase options and shares then held by such holder. As such, the obligation for their options is recorded within Other Long-Term Liabilities in our Consolidated Balance Sheets. The options and all shares acquired pursuant to the exercise of options are subject to the management stockholders agreement. See "Employment Contracts", Termination of Employment and Change of Control Arrangements" for certain terms applicable to the options and shares held by Messrs. Brown and Singleton.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
		% of Total Options/SARs Granted to Employees in Fiscal year
Name	Number of Securities Underlying Options/SARs Granted(1)		Exercise or Base Price ($/share)	Expiration Date
					5%	10%
Peter C. Brown	16,369.14894	42.11%	$1,000.00	12/23/14	$10,294,470	$26,088,208
Philip M. Singleton	8,184.57447	21.05%	1,000.00	12/23/14	5,147,235	13,044,104
Craig R. Ramsey	4,092.28723	10.53%	1,000.00	12/23/14	2,573,617	6,522,052
Richard T. Walsh	4,092.28723	10.53%	1,000.00	12/23/14	2,573,617	6,522,052
John D. McDonald	2,046.14362	5.26%	1,000.00	12/23/14	1,286,809	3,261,026

(1)
The stock options granted under the 2004 Stock Option Plan of Marquee Holdings Inc. step-vest over five years from their grant date. The options will be fully vested on December 24, 2009.

(2)
These columns show the hypothetical gains or "Option Spreads" of the outstanding options granted based on assumed annual compound stock appreciation rates of 5% and 10% over the options' terms. The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission (the "SEC") and do not represent Holdings' estimate of projections of the future value per share of its stock.

Option Exercises and Holdings related to Marquee Holdings' Shares

        The following table provides information with respect to the Named Executive Officers concerning the exercise of options subsequent to the Merger and unexercised options held as of March 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-The-Money Options / SARs at FY-End
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter C. Brown	–	–	–	16,369.14894	–	–
Philip M. Singleton	–	–	–	8,184.57447	–	–
Craig R. Ramsey	–	–	–	4,092.28723	–	–
Richard T. Walsh	–	–	–	4,092.28723	–	–
John D. McDonald	–	–	–	2,046.14362	–	–

Option Exercises and Holdings related to AMCE Shares

        The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the current fiscal year through the date of the Merger.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End		Value of Unexercised In-The-Money Options / SARs at FY-End
Name	Shares Acquired on Exercise(1)	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter C. Brown	343,480	2,021,292	–	–	–	–
Philip M. Singleton	190,460	876,753	–	–	–	–
Craig R. Ramsey	56,490	214,843	–	–	–	–
Richard T. Walsh	39,240	190,749	–	–	–	–
John D. McDonald	81,410	343,955	–	–	–	–

(1)
In connection with the Merger, each stock option which was outstanding immediately prior to the effective time of the Merger, whether or not then exercisable, was canceled as of the effective time of the Merger and the holder thereof received an amount in cash in lieu of such canceled stock option equal to the excess of (i) the product of (a) the excess, if any, of (x) $19.50 over (y) the per share exercise price of such stock option multiplied by (B) the number of shares of common stock subject to such stock option over (ii) any income tax or employment tax withholding required under the Internal Revenue Code of 1986, as amended with respect to the amounts referred to in clause (i).

Defined Benefit Retirement and Supplemental Executive Retirement Plans

        The Company sponsors a defined benefit retirement plan which provides benefits to certain of the Company's employees based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a) (17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. A participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

        The Company also sponsors a supplemental executive retirement plan to provide the same level of retirement benefits that would have been provided under the retirement plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993, which reduced the amount of compensation which can be taken into account in a qualified retirement plan from $215,000 (in 1993), the old limit, to $205,000 (in 2004).

        The following table shows the total estimated annual pension benefits (without regard to minimum benefits) payable to a covered participant under the Company's retirement plan and the supplemental executive retirement plan, assuming retirement in calendar 2004 at age 65, payable in the form of a single life annuity. The benefits are not subject to any deduction for social security or other offset amounts. The following table assumes the old limit would have been increased to $310,000 in 2005.

	Years of Credited Service
Highest Consecutive Five Year Average Annual Compensation
	15	20	25	30	35
$125,000	$17,012	$22,683	$28,354	$34,024	$39,695
150,000	20,762	27,683	34,604	41,524	48,445
175,000	24,512	32,683	40,854	49,024	57,195
200,000	28,262	37,683	47,104	56,524	65,945
225,000	32,012	42,683	53,354	64,024	74,695
250,000	35,762	47,683	59,604	71,524	83,445
275,000	39,512	52,683	65,854	79,024	92,195
295,000	42,512	56,683	70,854	85,024	99,195
300,000	43,262	57,683	72,104	86,524	100,945

        As of March 31, 2005, the years of credited service under the retirement plan for each of the Named Executive Officers were: Mr. Peter C. Brown, 14 years; Mr. Philip M. Singleton—31 years; Mr. Craig R. Ramsey—10 years; Mr. Richard T. Walsh—30 years; and Mr. John D. McDonald—30 years.

        The Company has established a retirement enhancement plan for the benefit of officers who from time to time may be designated as eligible participants therein by the board of directors. The retirement enhancement plan is a non-qualified deferred compensation plan designed to provide an unfunded retirement benefit to an eligible participant in an amount equal to (i) sixty percent (60%) of his or her average compensation (including paid and deferred incentive compensation) during the last three full years of employment, less (ii) the sum of (A) such participant's benefits under the retirement plan and the participant's primary social security benefit at age 65, or if later, at the date of normal retirement, and (B) the amount of a straight life annuity commencing at the participant's normal retirement date attributable to the Company's contributions under the supplemental executive retirement plan, the 401(k) savings plan and the non-qualified deferred compensation plan. The base amount in clause (i) will be reduced on a pro rata basis if the participant completes fewer than 25 years of service. The retirement enhancement plan benefit vests upon the participant's attainment of age 55 or completion of 15 years of service, whichever is later, and payment may commence to a vested participant retiring on or after age 55 (who has participated in the plan for at least five years) on an actuarially reduced basis (6 2/3% for each of the first five years by which commencement precedes age 65 and an additional 3 1/3% for each year by which commencement precedes age 60). Benefits commence at a participant's normal retirement date (i.e., the later of age 65 or the participant's completion of five years of service) whether or not the participant continues to be employed by the Company. The accrued benefit payable upon total and permanent disability is not reduced by reason of early commencement. Participants become fully vested in their rights under the retirement enhancement plan if their employment is terminated without cause or as a result of a change of control, as defined in the retirement enhancement plan. No death, disability or retirement benefit is payable prior to a participant's early retirement date or prior to the date any severance payments to which the participant is entitled cease.

        Mr. Peter C. Brown and Mr. Philip M. Singleton have been designated as eligible to participate in the retirement enhancement plan. The estimated monthly amounts that Mr. Brown and Mr. Singleton will be eligible to receive under the retirement enhancement plan at age 65 are $87,839 and $31,784, respectively. These amounts are based on certain assumptions respecting their future compensation amounts and the amounts of the Company's contributions under other plans. Actual amounts received by such individuals under the retirement enhancement plan may be different than those estimated.

Employment Contracts, Termination of Employment and Change of Control Arrangements

        The company has entered into employment agreements with Messrs. Peter C. Brown, Philip M. Singleton, Craig R. Ramsey, Richard T. Walsh and John D. McDonald, each effective as of July 1, 2001 other than Messrs. Brown and Singleton, whose agreements are effective as of the consummation of the Merger. Such persons currently receive the following annual salaries pursuant to their employment contracts: Mr. Brown—$750,100; Mr. Singleton—$482,200; Mr. Ramsey—$341,400; Mr. Walsh—$348,300; and Mr. McDonald—$321,600. The employment agreements also provide for discretionary bonuses, an automobile allowance, reimbursement of reasonable travel and entertainment expenses and other benefits offered from time to time to other executive officers. The employment agreement of Mr. Brown has a term of five years, that of Mr. Singleton has a term of three years and those of Mr. Ramsey, Mr. Walsh and Mr. McDonald have terms of two years. On the anniversary date of each employment agreement, one year is added to its term, so that each employment agreement always has a five-year, three-year or two-year term, as the case may be as of each anniversary date. Each employment agreement terminates generally without severance if such employee is terminated for cause or upon such employee's retirement or resignation without good reason, each as defined in his employment agreement. The Company will pay the employee a pro rata portion of the bonus he would otherwise be eligible to receive upon termination by reason of the employee's retirement. If any of Messrs. Ramsey, Walsh or McDonald dies or is terminated without cause or following his disability or terminates his agreement subsequent to specified changes in his responsibilities, annual base salary or benefits following a change of control, each as defined in the agreement, he will be entitled to receive a lump sum cash payment equal to two years annual base salary. If either Mr. Brown or Mr. Singleton dies or is terminated without cause or following his disability or terminates his agreement for good reason or following a change of control, each as defined in the agreement, he will be entitled to receive a lump sum cash payment equal to five times for Mr. Brown and three times for Mr. Singleton, or the sum of such employee's then annual base salary and annual bonus such employee would be entitled to receive as if the target level had been obtained and he will have the right to require Holdings to purchase from him all or any portion of his vested options and shares of Holdings common stock (the "put right"), in exchange for payment for shares equal to the fair market value of Holdings stock and payment for options equal to the excess of such fair market value over the option exercise price, in each case less applicable withholding. The amounts payable by the Company under these employment agreements, assuming termination by reason of a change of control (as in the case of Messrs. Ramsey, Walsh and McDonald, assuming specified changes in their employment terms following a change of control) (and excluding amounts payable by Holdings in connection with the put right) as of March 31, 2005, were as follows: Mr. Brown—$6,376,000; Mr. Singleton—$2,459,000; Mr. Ramsey—$682,800; Mr. Walsh—$696,600; and Mr. McDonald—$643,200.

        The Company maintains a severance pay plan for full-time salaried nonbargaining employees with at least 90 days of service. For an eligible employee who is subject to the Fair Labor Standards Act overtime pay requirements, referred to as a "nonexempt eligible employee", the plan provides for severance pay in the case of involuntary termination of employment due to layoff equal to the greater of two week's basic pay or one week's basic pay multiplied by the employee's full years of service, up to twelve weeks' basic pay. There is no severance pay for a voluntary termination, unless up to two weeks' pay is authorized in lieu of notice. There is no severance pay for an involuntary termination due to an employee's misconduct. Only two weeks' severance pay is paid for an involuntary termination due to substandard performance. For an eligible employee who is exempt from the overtime pay requirements, severance pay is discretionary (at the department head/supervisor level), but will not be less than the amount that would be paid to a nonexempt eligible employee.

Compensation of Directors

        The Company pays each non-employee director $50,000 annually for service on the board of directors and, in addition, $1,500 for each board meeting and $1,000 for each board committee meeting which he attends.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        All of the issued and outstanding capital stock AMCE is owned by Holdings. Holdings has common stock issued and outstanding. The table below sets forth certain information regarding beneficial ownership of the common stock of Holdings held by (i) each of its directors and executive officers who own shares of common stock of Holdings, (ii) all directors and executive officers of Holdings as a group and (iii) each person known by Holdings to own beneficially more than 5% of Holdings common stock. Holdings believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Holdings as beneficially owned by them, except as otherwise noted.

Security Ownership of Beneficial Owners, Directors and Officers.

        The following table sets forth certain information regarding beneficial ownership of Holdings capital stock as of June 15, 2005, with respect to:

  •
  each person or group of affiliated persons known by Holdings to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

  •
  each of Holdings' directors;

  •
  each of the Company's Named Executive Officers; and

  •
  all directors and nominees and executive officers as a group.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class
	Principal Stockholders:
Common Stock	JP Morgan Partners c/o J.P. Morgan Partners (BHCA), L.P. 1221 Avenue of the Americas 39th Floor New York, NY 10020-1080	266,500	34.64%
	Apollo Fund V c/o Apollo Investment Fund V, L.P. 9 West 57th Street 43rd Floor New York, NY 10019	266,500	34.64%
	Co-Investment Partners, L.P. 660 Madison Avenue, 23rd Floor New York, NY 10021	50,000	6.50%
	Weston Presidio Capital IV, L.P. 108 South Frontage Road West Suite 307 Vail, CO 81657	49,220.87	6.40%

Cassie de Depot et Placement du Quebec 1000, Place Jean-Paul Riopelle 4th Floor Montreal, Quebec H2Z 2B3 Canada	40,000	5.20%
Executive Officers and Directors:
Peter C. Brown	2,542	*
Philip M. Singleton	1,272	*
Craig R. Ramsey	153	*
Richard T. Walsh	153	*
John D. McDonald	127	*
Michael R. Hannon	–	*
Stephen P. Murray	–	*
Stephan Oppenheimer	–	*
Stan Parker	–	*
Marc J. Rowan	–	*
Aaron J. Stone	–	*
All Directors and Executive Officers as a group (15 persons, including the individuals name above)	4,247	*

*
less than 1%

(1)
Calculated pursuant to Rule 13d-3(d) under the Exchange Act. Under Rule 13-d-3(d), shares not outstanding which are subject to options warrants, rights or conversion privileges exercisable within 60 days after June 15, 2005 are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of June 15, 2005, there were 769,350 shares of common stock of Holdings issued and outstanding and there were no shares subject to options exercisable within 60 days after June 15, 2005.

Equity Compensation Plan Information

        The following is a summary of securities authorized for issuance under Holdings' equity compensation plans as of March 31, 2005.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	38,876.72872	$1,000	10,230.71809
Equity compensation plans not approved by security holders	–	–	–

Total	38,876.72872	$1,000	10,230.71809

(1)
These shares are available under the 2004 Stock Option Plan of Holdings. The number of shares shown is as of March 31, 2005.

Item 13. Certain Relationships and Related Transactions.

        The Company seeks to ensure that all transactions with related parties are fair, reasonable and in its best interest. In this regard, generally our board of directors or one of the Company's committees reviews material transactions between it and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to us as could have been obtained from an unaffiliated third party. Set forth below is a description of certain transactions which have occurred since April 2, 2004 or which involve obligations that remain outstanding as of March 31, 2005.

        In connection with the Company's 1997 merger with Durwood, Inc., the Company agreed to pay Mr. Stanley H. Durwood's estate any credit amounts arising after March 31, 2000 that result from net tax benefits that the Company realizes from the utilization of alternative minimum tax credit carry-forwards and Missouri operating loss carry-forwards of Durwood, Inc. The maximum amount of credit amounts that could be paid to Mr. Durwood's estate is approximately $1.1 million. As of March 31, 2005, the Company has not realized any of Durwood, Inc.'s net tax benefits on the tax returns it has filed since 1998.

        We lease certain of our theatres from Entertainment Properties Trust ("EPT"). Mr. Peter Brown, Chairman of the Board, Chief Executive Officer and President of AMCE was the Chairman of the Board of Trustees of EPT until May of 2003 at which time his term expired. He did not stand for reelection to the Board of Trustees of EPT. Payments to EPT for rent were approximately $72,000,000 in fiscal 2005.

        On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 (the "Holdco Notes"). On the same date, Marquee sold $250,000,000 in aggregate principal amount of its 8 5/8% Senior Notes due 2012 and $205,000,000 in aggregate principal amount of its Senior Floating Notes due 2010 (Collectively, the "Senior Notes"). J.P. Morgan Securities Inc., an affiliate of JPMP which owns approximately 34.6% of Holdings, was an initial purchaser of both the Holdco Notes and the Senior Notes.

        On April 19, 2001, the Company entered into an investment agreement and certain related agreements with certain affiliates of Apollo, one of our Sponsors. Pursuant to that agreement, we sold the Apollo affiliates an aggregate of 92,000 shares of Series A convertible preferred stock and 158,000 shares of Series B exchangeable preferred stock. All outstanding Series B exchangeable preferred stock was subsequently exchanged for Series A convertible preferred stock.

        On the effective date of the Merger, each issued and outstanding share of Series A convertible preferred stock was converted into the right to receive $2,727.27 in cash, and following the Merger all shares of Series A convertible preferred stock were cancelled, retired and no longer outstanding, and the investment agreement was also cancelled and is no longer in effect. Pursuant to our agreements with the Apollo affiliates, we could not take certain corporate actions, including the consummation of the Merger and the issuance of these notes, without the prior consent of the Apollo affiliates. We refer to these approval rights granted to the Apollo affiliates as the "preferred stock approval rights." The Apollo affiliates consented to the Merger for purposes of its preferred stock approval rights under the Apollo and Durwood voting agreements. See "Apollo and Durwood voting agreements" below. We also agreed to waive the restrictions contained in the Apollo standstill agreement on Apollo's ability to convert its shares of preferred stock into common stock. As required by the terms of the Apollo standstill agreement, the Apollo standstill waiver was approved by a majority of the directors elected by the holders of common stock voting alone as a class, consisting of Messrs. Michael N. Garin and Paul E. Vardeman.

        In connection with the Merger, Apollo received an aggregate amount of cash proceeds for its shares of approximately (i) $869.8 million, including $91.1 million attributable to the special change in control distribution payable to Apollo pursuant to the terms of the Series A convertible preferred stock. Additionally, the Sponsors were paid $20.0 million in the aggregate in payment of transaction fees in connection with the Merger and related transactions. The sponsor fee was paid by the Company and did not affect the per share cash consideration to be received by our stockholders in the Merger. We will pay the Sponsors an annual management fee of up to $2.0 million in the aggregate, payable quarterly, under the Management Fee Agreement. Following consummation of the Merger, we became a privately-held company, wholly owned by Holdings. Also in connection with the Merger, we paid legal fees on behalf of the Sponsors of $6 million each and paid legal fees on behalf of the Company's Class B Stockholder of $170,000. Holdings is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (34.6%); Apollo (34.6%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (6.5%); Co-Investment Partners, L.P. (6.5%); Caisse de Depot et Placement du Quebec (5.2%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (4.5%); SSB Capital Partners (Master Fund) I, L.P. (3.2%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., CSFB Credit Opportunities Fund (Employee), L.P. and CSFB Credit Opportunities Fund (Helios), L.P. (2.6%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (1.3%); Screen Investors 2004, LLC (0.3%); and members of management (0.7%)(1).

(1)
All percentage ownerships are approximate.

        For a description of certain employment agreements between us and Messrs. Peter C. Brown, Philip M. Singleton, John D. McDonald, Richard T. Walsh and Craig R. Ramsey, see "Management—Employment Contracts, Termination of Employment and Change of Control Arrangements."

Subscription Agreements

        In connection with the Merger and related transactions, JPMP and Apollo entered into a subscription agreement on July 22, 2004 that provided that JPMP and Apollo committed to contribute approximately $393.5 million and approximately $391.9 million, respectively (subject to reduction as permitted under the Merger and related financing documents), to Holdings in exchange for 50.1% and 49.9% of Holdings' common stock, respectively. These percentages were reduced to reflect the purchase of Holdings' common stock by Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P.; Co-Investment Partners, L.P.; Caisse de Depot Et Placement du Quebec; AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V.; SSB Capital Partners (Master Fund) I, L.P.; CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., CSFB Credit Opportunities Fund (Employee), L.P. and CSFB Credit Opportunities Fund (Helios), L.P.; Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited; Screen Investors 2004, LLC; and members of management. In connection with the consummation of the Merger and related transactions, the aggregate equity contribution of the holders of Holdings common stock was equal to $769.35 million. The agreement prohibits us from taking certain significant actions including those related to tax structuring, financing, selection and arrangements for retention of management and regulatory approvals and from taking any action or making any decision relating to the Merger Agreement without the approval of both Sponsors.

        Also, in connection with the Merger and related transactions, Holdings entered into subscription agreements on December 21, 2004, with each of Messrs. Brown, Singleton, Ramsey, Walsh, John McDonald, Mark McDonald and Kevin Connor, pursuant to which each individual agreed to contribute to Holdings a certain cash contribution in exchange for a certain number of Holdings' shares at the same purchase price per share as paid by each of JPMP and Apollo.

Apollo and Durwood Voting Agreements

        In connection with the Merger and related transactions, we entered into voting agreements with Apollo and certain of its affiliates as well as the Durwood Voting Trust. Under each of their respective agreements, Apollo and the Durwood Voting Trust each agreed to vote, with respect to Apollo and its affiliates, their respective shares of common stock, including any common stock received upon the conversion of preferred stock and, with respect to the Durwood Voting Trust, its shares of Class B common stock, in favor of the Merger and related transactions and against any action that Apollo or the Durwood Voting Trust, as the case may be, was aware would result in a breach of the Merger Agreement or would reasonably be expected to result in a failure of a condition to the Merger Agreement. The Company also granted a waiver of certain restrictions under existing agreements, allowing Apollo and other stockholders to convert their shares of preferred stock into common stock immediately prior to the Merger in accordance with the Company's certificate of designations relating to the preferred stock. In addition, pursuant to the Apollo voting agreement, Apollo consented to the Merger. Apollo also consented to the Merger and the other transactions contemplated by the Merger Agreement for purposes of its "preferred stock approval rights" granted to it pursuant to the April 2001 investment agreement.

Holdings Stockholders Agreement

        In connection with the Merger, the Sponsors and the co-investors of Holdings entered into a stockholders agreement that defines their rights with respect to voting, ownership and transfer of their interests in Holdings.

        The stockholders agreement provides that the Board of Directors for Holdings and AMCE will consist of up to ten directors, three of whom shall be designated by JPMP, three of whom shall be designated by Apollo, one of whom shall be the Chief Executive Officer of AMCE, and up to three of whom shall be independent designees, as jointly selected by the Sponsors. To date, no such independent directors have been appointed to the AMCE Board.

        The stockholders agreement further provides that, until the earlier of five years from the date of the Merger and the date on which Holdings completes an initial public offering ("Blockout Period"), the stockholders of Holdings (other than the Sponsors) will vote their shares of capital stock of Holdings as directed by the Sponsors. Each of JPMP and Apollo have consent rights with respect to certain Holdings and/or AMCE actions, including, without limitation, change in control transactions, acquisition or disposition transactions with a value in excess of $25 million, the settlement of claims in excess of $25 million, an initial public offering of Holdings, hiring a chief executive officer, incurring indebtedness in excess of $50 million or engaging in new lines of business.

        During the Blockout Period, the stockholders agreement prohibits the Sponsors and the co-investors from transferring any of their interests in Holdings, other than certain permitted transfers to affiliates or their respective limited partners or members or to persons approved of by the Sponsors.

        The stockholders agreement sets forth additional transfer provisions for the Sponsors and the co-investors with respect to the interests in Holdings, including the following:

        Right of first offer.    Holdings and each of its stockholders have a right of first offer to purchase (on a pro rata basis in the case of the stockholders) all or any portion of the shares of Holdings that a stockholder is proposing to sell to a third party at the price and on the terms and conditions offered by such third party.

        Drag-along rights.    If during the Blockout Period, the Sponsors, and following the Blockout Period, the stockholders owning in the aggregate 50% or more of the outstanding capital stock of Holdings, propose to transfer shares of Holdings to a person in a bona fide arm's-length transaction or series of transactions of an amount equal to such stockholders total amount of the then outstanding shares, such stockholders may elect to require each of the other stockholders of Holdings to transfer to such person all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

        Tag-along rights.    Subject to the right of first offer described above, if any stockholder proposes to transfer shares of Holdings held by it, then such stockholder shall give notice to each other stockholder, who shall each have the right to sell a number of shares equal to its pro rata portion of shares to be sold in the proposed transfer on the terms and conditions offered by the proposed purchaser.

        The stockholders agreement also provides for certain registration rights in the event of an initial public offering of Holdings, including the following:

        Demand rights.    Each Sponsor has the right at any time following an initial public offering of Holdings to make a written request to Holdings for registration under the Securities Act of 1933, as amended (the "Securities Act") of part or all of the registrable equity interests held by such stockholders, subject to certain limitations. The co-investor stockholders of Holdings as a group shall have one right at any time following an initial public offering of Holdings to make a written request to Holdings for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders.

        Piggyback rights.    If Holdings at any time proposes to register under the Securities Act any equity interests on a form and in a manner which would permit registration of the registrable equity interests held by stockholders of Holdings for sale to the public under the Securities Act, Holdings shall give written notice of the proposed registration to each stockholder, who shall then have the right to request that any part of its registrable equity interests be included in such registration, subject to certain limitations.

        Holdback agreements.    Each stockholder has agreed that it will not offer for public sale any equity interests during a period not to exceed 180 days after the effective date of any registration statement filed by Holdings in connection with an underwritten public offering (except as part of such underwritten registration or as otherwise permitted by such underwriters), subject to certain limitations.

Management Stockholders Agreement

        In connection with the Merger, Holdings and the Sponsors entered into a management stockholders agreement with Messrs. Brown, Singleton, Ramsey, Walsh, John McDonald, Mark McDonald, and Kevin Connor. The management stockholders agreement defines the rights of the management employees with respect to the ownership and transfer of their Holdings shares and options for Holdings' shares including transfer restrictions, tag-along rights, drag-along rights, and piggy-back registration rights substantially similar to those imposed on the co-investors in the stockholders agreement. In addition, the management stockholders are subject to the right of Holdings to repurchase their shares (and cancel options) upon termination of employment. In the event a management stockholder's employment is terminated as a result of death or disability, without cause or for good reason, the repurchase price is the fair market value of the shares. In the event a management stockholder's employment is terminated for any other reason, the repurchase price is the lesser of fair market value and the purchase price paid for the shares. The payment for cancelled vested options is the excess of the share repurchase price over the exercise price, and no payment will be made for unvested options.

Tax Sharing Agreement

        We entered into a tax sharing agreement with Holdings under which we agreed to make cash payments to Holdings to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to our or our subsidiaries' income and (ii) franchise taxes and other fees required to maintain Holdings' legal existence.

Management Fee Agreement

        In connection with the Merger, Holdings, Marquee and the Sponsors entered into a management fee agreement pursuant to which AMCE, as the surviving corporation in the Merger, paid to each of JPMP and Apollo a one-time sponsorship fee of $10.0 million in consideration of the completion of the Merger and the capitalization of Holdings. The management fee agreement also provides for an annual management fee of $2.0 million, payable quarterly and in advance to each Sponsor for the duration of the agreement, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the management fee agreement provides for reimbursements of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. AMCE made cash payments of $1.0 million to the Sponsors for the annual management fee during the fourth quarter of fiscal 2005.

        Upon the consummation of a change in control transaction or an initial public offering, the management fee agreement will automatically terminate and Holdings will be obligated to pay the Sponsors a termination fee equal to the net present value of the aggregate annual monitoring fee that would have been payable to the Sponsors during the remainder of the term of the management agreement (assuming a twelve year term from the date of the management fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the management fee agreement date.

        The management fee agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the management fee agreement.

Item 14. Principal Accounting Fees and Services

Audit And Certain Other Fees Paid To Accountants

        The following table shows the fees that the Company was billed for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2005 and 2004. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of PricewaterhouseCoopers LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	2005	2004
Audit Fees	$1,241,052	$499,426
Audit-Related Fees	972,238	749,096
Tax Fees	1,078,943	906,942
All Other Fees	219,378	447,130

Total	$3,511,611	$2,602,594

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

        Requests to provide services that require specific approval by the Audit Committee must be submitted to the Audit Committee by both the independent auditor and management, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence.

        The policies provide that de minimis services, consisting of audit-related, tax and other services, which were not recognized by the Company to be non-audit services at the time the outside auditor was engaged to perform them are permitted. However, the aggregate amount of all such services may not exceed more than the lesser of 5% of annual fees paid to the outside auditor or $50,000, for a particular engagement. These de minimis services may be performed without pre-approval, provided that they are approved by the Audit Committee or delegated member prior to completion of the engagement and are otherwise provided in accordance with regulations issued pursuant to the Sarbanes-Oxley Act of 2002. There were no fees that related to audit-related, tax and other services for which the pre-approval requirement was waived under the de minimis exception for fiscal year 2005

Audit Fees

        This category includes the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Q Quarterly Reports and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years.

Audit-Related Fees

        This category consists of assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include other accounting, consulting and employee benefit plan audits.

Tax Fees

        This category consists of professional services rendered by PricewaterhouseCoopers LLP for tax preparation and tax compliance.

All Other Fees

        This category consists of services rendered by PricewaterhouseCoopers LLP for technical tax advice.

PART IV

Item 15. Exhibits, Financial Statement Schedules

        (a)(1)  The following financial statements are included in Part II Item 8.:

Page
Reports of Independent Registered Public Accounting Firm	46
Consolidated Statements of Operations—Successor period ended March 31, 2005 and Predecessor periods ended December 23, 2004, April 1, 2004 and April 3, 2003	47
Consolidated Balance Sheets—March 31, 2005 Successor and April 1, 2004 Predecessor	48
Consolidated Statements of Cash Flows—Successor period ended March 31, 2005 and Predecessor periods ended December 23, 2004, April 1, 2004 and April 3, 2003	49
Consolidated Statements of Stockholder's Equity (Deficit)—Periods ended March 31, 2005 Successor, December 23, 2004 Predecessor, April 1, 2004 Predecessor, and April 3, 2003 Predecessor	50
Notes to Consolidated Financial Statements—Fiscal years ended March 31, 2005, April 1, 2004, and April 3, 2003	52

        (a)(2)  Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

        (b)  Exhibits

        A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.
By:	/s/ CHRIS A. COX Chris A. Cox Chief Accounting Officer
Date:	June 21, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. BROWN Peter C. Brown	Chairman of the Board, Chief Executive Officer and President
/s/ MICHAEL R. HANNON Michael R. Hannon	Director
/s/ STEPHEN P. MURRAY Stephen P. Murray	Director
/s/ STEPHAN OPPENHEIMER Stephan Oppenheimer	Director
/s/ STAN PARKER Stan Parker	Director
/s/ MARC J. ROWAN Marc J. Rowan	Director
/s/ AARON J. STONE Aaron J. Stone	Director
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary
/s/ CHRIS A. COX Chris A. Cox	Vice President and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1(a)(1)	Interim Operating Agreement dated December 6, 2001 by and among AMC Entertainment Inc. and GC Companies, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 001-08747) filed on December 12, 2001).
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
2.1(d)(4)
Support Agreement dated February 14, 2002, by and among GC Companies, Inc., the Official Committee of Unsecured Creditors in the Chapter 11 Cases of GCC Debtors, AMC Entertainment Inc., Fleet National Bank and Bank of America, N.A. (incorporated by reference from Exhibit 2.5(c) (3) to Amendment No. 3 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on February 22, 2002).
2.1(e)
Stock Purchase Agreement dated January 15, 2002 among GC Companies, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc. and Centertainment Development, Inc. (incorporated by reference from Exhibit 2.5(e) to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
2.1(f)
Joint Commitment Agreement dated as of February 1, 2002 among AMC Entertainment Inc., Chestnut Hill Investments LLC, Richard A. Smith, John Berylson, and Demos Kouvaris. (Incorporated by reference from Exhibit 2.5(f) to the Amendment No. 2 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on February 8, 2002).
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
2.3
Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings, Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to Form 8-K filed June 23, 2004).
3.1(a)
Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001 and December 23, 2004) (Incorporated by Reference from Exhibit 3.1 to the Company's Form 8-K (File No. 1-8747) filed December 27, 2004).
3.1(b)
Certificate of Designations of Series A Convertible Preferred Stock and Series B Exchangeable Preferred Stock of AMC Entertainment Inc. (restated for filing purposes in accordance with Rule 102(c) of Regulation S-T.) (Incorporated by reference from Exhibit 3.1(b) to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).
3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company's Form 10-Q (File No. 1-8747) filed December 27, 2004).

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
4.1(g)
First Amendment, dated August 16, 2004, to Second Amended and Restated Credit Agreement dated as of March 26, 2004 (incorporated by reference from Exhibit 4.1(g) to the Company's Registration Statement on Form S-4 (File No. 333-13911) filed September 2, 2004).
4.1(h)
Second Amendment, dated November 23, 2004, to Second Amended and Restated Credit Agreement dated as of March 26, 2004 (incorporated by reference from Exhibit 4.1(h) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
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
4.2(d)
Second Supplemental Indenture dated December 23, 2004 respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.1 to the Company's 8-K (File No.1-8747) filed January 12, 2005).
4.3
Registration Rights Agreement, dated January 27, 1999, respecting AMC Entertainment Inc.'s 9 1/2% Senior Subordinated Notes due 2011 (Incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).
4.4(a)
Indenture, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
4.4(b)
First Supplemental Indenture, dated December 23, 2004 respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.5(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.5
Registration Rights Agreement, dated January 16, 2002, respecting AMC Entertainment Inc.'s 9 7/8% Senior Subordinated Notes (incorporated by reference from Exhibit 4.6 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-75208) filed on January 25, 2002).
4.6(a)
Indenture, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014. (Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004.)
4.6(b)
First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.7(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376 filed on January 28, 2005).
4.7
Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004.)
4.8(a)
Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.8(b)
First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.9(a)
Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.9(b)
Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.10(a)
Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.11(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.10(b)
First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.11(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.11(a)
Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.12(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.11(b)
Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.12(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
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
10.2(a)
Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.7 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.2(b)	AMC Supplemental Executive Retirement Plan dated January 1, 1994 (Incorporated by reference from Exhibit 10.7(b) to AMCE's Form 10-K (File No. 0-12429) for the fiscal year ended March 30, 1995).

10.3
Employment Agreement between Marquee Holdings, Inc., AMC Entertainment Inc. and Peter C. Brown dated December 23, 2004 (incorporated by reference from Exhibit 10.3 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.4
Employment agreement between Marquee Holdings, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc. and Philip M. Singleton dated December 23, 2004 (incorporated by reference from Exhibit 10.4 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.5
Executive Medical Expense Reimbursement and Supplemental Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991 (Incorporated by reference from Exhibit 10.13 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.6	Division Operations Incentive Program (Incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.7
Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).
10.8
First Amended and Restated American Multi-Cinema, Inc. Retirement Enhancement Plan effective July 31, 2003 (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
10.9
Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.15 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.10	AMC Non-Qualified Deferred Compensation Plans (Incorporated by reference from Exhibit 10.37 to Amendment No. 2 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994.
10.11	American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
10.12
Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.13
Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.14
Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)

10.15
Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.
10.16
Guaranty of Lease dated November 21, 1997 between AMC Entertainment, Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.
10.17
Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.25 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.18
Form of Non-Qualified Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (incorporated by reference from Exhibit 10.18 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.19
Form of Incentive Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (incorporated by reference from Exhibit 10.19 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.20
Retainer agreement with Raymond F. Beagle, Jr. dated October 1, 2002. (Incorporated by Reference from Exhibit 10.27 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 26, 2002).
10.21
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

10.23
Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.24
Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.25
Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company's Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.26
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
10.27
Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1, 2004).
10.28	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
10.29
Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
10.30(a)	Marquee Holdings Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.32(a) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.30(b)	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.30(c)	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.31
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed April 4, 2005).

14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE's Form 10-K filed on June 23, 2004)
*21	Subsidiaries of AMC Entertainment Inc.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

QuickLinks

AMC ENTERTAINMENT INC. FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2005 INDEX
Forward Looking Statements
PART I
  Item 1. Business
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant.
MANAGEMENT
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX