Form 10-Q
period 2006-09-28
AMC ENTERTAINMENT INC
filed 2006-11-13
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2006

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

Yes    ☒            No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐            No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares
Title of Each Class of Common Stock	Outstanding as of September 28, 2006
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
	(unaudited)		(unaudited)
Revenues
Admissions	$422,573	$270,414	$862,105	$546,820
Concessions	176,745	105,679	359,081	217,012
Other revenue	32,233	22,844	61,555	47,887
Total revenues	631,551	398,937	1,282,741	811,719
Costs and Expenses
Film exhibition costs	219,220	143,545	449,072	295,262
Concession costs	20,777	12,039	43,047	23,768
Operating expense	163,259	107,822	319,629	214,343
Rent	111,753	78,006	225,482	156,692
General and administrative:
Merger and acquisitions costs	1,970	960	5,721	2,640
Management fee	1,250	500	2,500	1,000
Other	14,080	7,982	29,680	18,161
Preopening expense	2,087	728	3,129	736
Theatre and other closure expense	5,667	346	7,710	980
Restructuring charges	—	839	—	3,908
Depreciation and amortization	64,634	37,956	129,075	75,467
Disposition of assets and other gains	(7,047)	(103)	(8,500)	(770)
Total costs and expenses	597,650	390,620	1,206,545	792,187
Other expense (income)
Other	(5,974)	(4,931)	(7,434)	(6,047)
Interest expense
Corporate borrowings	50,280	24,412	100,291	49,201
Capital and financing lease obligations	1,190	1,695	2,738	3,380
Investment income	(3,184)	(912)	(3,510)	(372)
Total other expense	42,312	20,264	92,085	46,162
Loss from continuing operations before income taxes	(8,411)	(11,947)	(15,889)	(26,630)
Income tax provision (benefit)	2,300	(4,000)	2,600	(10,300)
Loss from continuing operations	(10,711)	(7,947)	(18,489)	(16,330)
Loss from discontinued operations, net of income tax provision	—	(2,770)	—	(22,094)
Net loss	$(10,711)	$(10,717)	$(18,489)	$(38,424)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 28, 2006	March 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$308,628	$230,115
Receivables, net of allowance for doubtful accounts of $901 as of September 28, 2006 and $1,339 as of March 30, 2006	60,327	56,611
Other current assets	32,223	34,647
Current assets held for sale	—	4,726
Total current assets	401,178	326,099
Property, net	1,337,343	1,501,048
Intangible assets, net	253,400	273,308
Goodwill	2,095,399	2,018,318
Deferred income taxes	20,403	3,564
Other long-term assets	163,256	167,916
Noncurrent assets held for sale	7,300	112,337
Total assets	$4,278,279	$4,402,590
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$113,570	$150,383
Accrued expenses and other liabilities	148,520	157,068
Deferred revenues and income	79,792	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	39,864	30,804
Current liabilities held for sale	—	8,233
Total current liabilities	381,746	442,300
Corporate borrowings	2,208,131	2,223,869
Capital and financing lease obligations	51,429	64,016
Other long-term liabilities	420,201	417,018
Noncurrent liabilities held for sale	—	11,903
Total liabilities	3,061,507	3,159,106
Stockholder’s equity:
Common Stock, 1¢ par value; 1 share issued as of September 28, 2006 and March 30, 2006	—	—
Additional paid-in capital	1,475,013	1,477,667
Accumulated other comprehensive loss	(16,227)	(10,658)
Accumulated deficit	(242,014)	(223,525)
Total stockholder’s equity	1,216,772	1,243,484
Total liabilities and stockholder’s equity	$4,278,279	$4,402,590

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six Weeks Ended
	September 28, 2006	September 29, 2005
	(unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(18,489)	$(38,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	129,075	76,173
Non-cash portion of stock-based compensation	1,645	747
Non-cash portion of pension and postretirement expense	3,219	2,007
Deferred income taxes	(596)	9,025
Equity in losses from investments	2,455	659
Disposition of assets and other gains	(620)	(95)
Change in assets and liabilities, net of effects from acquisition:
Receivables	5,858	(5,862)
Other assets	(1,953)	23,438
Accounts payable	(29,723)	(40,120)
Accrued expenses and other liabilities	(29,474)	(32,794)
Other, net	4,157	934
Net cash provided by (used in) operating activities	65,554	(4,312)
Cash flows from investing activities:
Capital expenditures	(64,105)	(44,437)
Construction project costs:
Reimbursable by landlord	—	(5,414)
Reimbursed by landlord	—	1,734
Proceeds on disposal—discontinued operations	—	53,456
Proceeds on disposal—continuing operations	99,639	—
Net change in reimbursable construction advances	(4,984)	(4,856)
Other, net	(3,211)	(1,878)
Net cash provided by (used in) investing activities	27,339	(1,395)
Cash flows from financing activities:
Proceeds from sale/leasebacks	—	6,661
Repayment of Cinemex Credit Facility	(744)	—
Principal payments under capital and financing lease obligations	(1,849)	(1,717)
Principal payments under mortgage	(55)	—
Payments on Term Loan B	(3,250)	—
Change in construction payables	(3,307)	2,449
Deferred financing costs	(2,062)	(938)
Net cash provided by (used in) financing activities	(11,267)	6,455
Effect of exchange rate changes on cash and equivalents	(3,113)	100
Net increase in cash and equivalents	78,513	848
Cash and equivalents at beginning of period	230,115	70,949
Cash and equivalents at end of period	$308,628	$71,797
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $968 and $1,332)	$99,453	$54,062
Income taxes paid	546	850
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$7,060	$5,414

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2006
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

AMC Entertainment Inc. (“AMCE” or the “Company”) is an intermediate holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. (“AMC”) and its subsidiaries, Grupo Cinemex, S.A. de C.V. (“Cinemex”) and AMC Entertainment International, Inc. (“AMCEI”) and its subsidiaries, is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada (“U.S. and Canada” formerly, North American theatrical exhibition) and in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Spain and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006. The Company’s U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company’s international theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the Merger with Loews on January 26, 2006.

The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company’s annual report on Form 10-K for the year (52 weeks) ended March 30, 2006. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the twenty-six weeks ended September 28, 2006 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2007.

The March 30, 2006 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

Assets held for Sale:   In conjunction with the Merger (see Note 2), the Company entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees required the Company to hold separate and divest itself of 10 certain theatres. As a result, the Company classified the assets and liabilities of these theatres as held for sale. The Company sold six of these theatres during the 26 weeks ended September 28, 2006, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, retained one of the theatres pursuant to an agreement reached with the California Attorney General and will close one remaining theatre during the third quarter of fiscal 2007.

The Company entered into an agreement to sell its consolidated operations in Spain and Portugal and as a result, the Company classified the assets and liabilities of these theatres as held for sale as of March 30, 2006. These sales were subsequently consummated on May 11, 2006.

Additionally, the Company has classified certain real estate as available for sale based on an active marketing program to sell the assets, which is recorded in noncurrent assets held for sale.

NOTE 2—ACQUISITIONS

On June 20, 2005, Marquee Holdings Inc. (“Holdings”), the parent company of AMCE, entered into a merger agreement with LCE Holdings, Inc. (“LCE Holdings”), the parent of Loews Cineplex Entertainment Corporation (“Loews”), pursuant to which LCE Holdings merged with and into Holdings, with

Holdings continuing as the holding company for the merged businesses, and Loews merged with and into the Company, with the Company continuing after the merger (the “Merger” and collectively, the “Mergers”). The transaction closed on January 26, 2006. Upon completion of the Mergers, the stockholders of Holdings immediately prior to the Mergers, including affiliates of CCMP Capital Advisors LLC (formerly J.P. Morgan Partners, LLC) and Apollo Management, L.P., held approximately 60% of the outstanding capital stock of Holdings, and the stockholders of LCE Holdings immediately prior to the Merger, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors (collectively with CCMP Capital Advisors, LLC and Apollo Management, L.P., the “Sponsors”), held approximately 40% of the outstanding capital stock of Holdings.

The Company has accounted for the Merger as a purchase in accordance with SFAS No. 141, Business Combinations, for an estimated purchase price of $537,171,000. Results of operations of Loews are included in the Company’s Consolidated Statements of Operations from January 26, 2006. The acquisition included 112 theatres with 1,308 screens in the United States, 40 theatres with 443 screens in Mexico (Cinemex), 4 managed/joint venture theatres with 55 screens in the United States and a 50% interest in Yelmo Cineplex, S.L. operating 27 theatres with 311 screens in Spain that is accounted for using the equity method. The Merger did not constitute a change in control.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities of LCE Holdings based on management’s judgment after evaluating several factors, including actuarial estimates for pension liabilities, estimates of fair value for issuance of common stock and a valuation assessment prepared by a valuation specialist:

(In thousands)
Cash and equivalents	$142,512
Current assets	44,872
Property, net	727,400
Intangible assets, net	107,269
Goodwill	828,309
Deferred income taxes	22,403
Other long-term assets	50,362
Current liabilities	(193,568)
Corporate borrowings	(1,054,192)
Capital and financing lease obligations	(32,524)
Other long-term liabilities	(105,672)
Total estimated purchase price	$537,171

Amounts recorded for goodwill were not subject to amortization, and were not considered deductible for income tax purposes. Goodwill in the amount of $650,080,000 and $178,229,000 was recorded at the Company’s U.S. and Canada theatrical exhibition operating segment and at the Cinemex reporting unit in the International operating segment, respectively. During the thirteen weeks ended September 28, 2006, the Company recorded fair value adjustments of approximately $109 million to its preliminary allocation of purchase price related to property, which had the effect of reducing property and increasing goodwill. The adjustments to fair value resulted in an increase in deferred tax assets of $15 million for Cinemex. In connection with the adjustment to fair value, the Company recorded a cumulative adjustment to depreciation expense of $2.2 million. The preliminary allocation of purchase price and estimates of fair values may potentially change in the future as additional information becomes available.

Pro Forma Effect of Merger Transactions

The pro forma financial information presented below sets forth the Company’s pro forma consolidated statement of operations for the thirteen and twenty-six weeks ended September 29, 2005 to give effect to the Mergers and the related debt issuances as if each transaction occurred on April 1, 2005. Such information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(In thousands)	Pro Forma September 29, 2005	Pro Forma September 29, 2005
Revenues
Admissions	$406,471	$815,564
Concessions	163,239	332,122
Other revenue	34,273	69,228
Total revenues	603,983	1,216,914
Cost of operations	391,637	789,604
Rent	107,738	215,426
General and administrative:
Merger and acquisition costs*	987	4,808
Management fee	1,250	2,500
Other	20,028	41,196
Preopening expense	901	1,010
Theatre and other closure expense	346	980
Restructuring charge	1,206	4,289
Depreciation and amortization	68,293	133,971
Disposition of assets and other gains	857	389
Total costs and expenses	593,243	1,194,173
Other income	(4,931)	(6,047)
Interest expense	51,732	104,247
Investment expense (income)	(1,112)	883
Total other expense	45,689	99,083
Loss from continuing operations before income taxes	(34,949)	(76,342)
Income tax provision	2,500	5,000
Loss from continuing operations	(37,449)	(81,342)
Loss from discontinued operations	(2,770)	(22,094)
Net loss	$(40,219)	$(103,436)
Operating Data (at period end):
Average screens—continuing operations	5,139	5,143
Number of screens operated		5,870
Number of theatres operated		442
Screens per theatre		13.3
Attendance (in thousands)—continuing operations	61,880	123,924

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

The operations and cash flows of the Japan theatres were eliminated from the Company’s ongoing operations. The Company does not have any significant continuing involvement in the operations of the Japan theatres. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the classification. The operations of the Japan theatres were previously reported in the Company’s International theatrical exhibition operating segment. Components of amounts reflected as loss from discontinued operations in the Company’s Consolidated Statements of Operations during the prior fiscal year are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(In thousands)	September 29, 2005	September 29, 2005
Revenues
Admissions	$2,138	$11,293
Concessions	398	2,134
Other	111	315
Total revenues	2,647	13,742
Expense
Film exhibition costs	1,221	6,076
Concession costs	70	382
Operating expense	505	3,231
Rent	664	3,918
General and administrative expense—other	455	1,223
Depreciation and amortization	2	706
Total costs and expenses	2,917	15,536
Loss before income taxes	(270)	(1,794)
Income tax provision	2,500	20,300
Loss from discontinued operations	$(2,770)	$(22,094)

Goodwill of $44,774,000 was allocated to Japan AMC Theatres Inc. and goodwill of $6,599,000 was allocated to the Company’s Japan branch and disposed of in connection with the consummation of the sale of that entity on June 30, 2005. The goodwill is not deductible for tax purposes as discussed in Note 9.

NOTE 4—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Net loss	$(10,711)	$(10,717)	$(18,489)	$(38,424)
Foreign currency translation adjustment	4,250	—	(5,126)	(2,364)
Unrealized loss on Cinemex swap agreement	(995)	—	(539)	—
Increase in unrealized gain on marketable equity securities	96	114	96	34
Total comprehensive loss	$(7,360)	$(10,603)	$(24,058)	$(40,754)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	(2,516)	(2,516)
Fair value adjustments(1)	40,497	49,068	89,565
Goodwill allocated to sale of divestitures	(9,968)	—	(9,968)
Balance as of September 28, 2006	$1,924,245	$171,154	$2,095,399

(1)          Adjustments to fair value relate primarily to changes in the preliminary estimated fair values of property, net (see Note 2-Acquisitions).

		September 28, 2006		March 30, 2006
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$117,633	$(18,725)	$117,645	$(13,079)
Loyalty program	4 years	46,000	(19,205)	46,000	(14,950)
LCE trade name	5 years	2,300	(310)	2,300	(80)
LCE/Cinemex advertising and management contracts	3 to 25 years	51,262	(9,707)	52,159	(2,841)
Cinemex non-compete	—	1,592	(1,592)	1,656	(313)
Other intangible assets	1 to 16 years	26,665	(23,481)	30,701	(26,922)
Total, amortizable		$245,452	$(73,020)	$250,461	$(58,185)
Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		6,968		7,032
Total, unamortized		$80,968		$81,032

Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Recorded Amortization	$9,006	$4,467	$19,305	$8,415

Estimated amortization expense for the next five fiscal years for intangible assets owned as of September 28, 2006 is projected below:

(In thousands)	2007	2008	2009	2010	2011
Projected amortization expense	$38,890	$31,565	$25,430	$18,514	$12,734

NOTE 6—STOCKHOLDER’S EQUITY

The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula. The Company has recorded $848,000 and $(369,000) of stock-based compensation expense related to these options within General and Administrative:  Other and has recognized an income tax expense of $0 and $159,000 in its Consolidated Statements of Operations during the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively. The Company has recorded $1,645,000 and $747,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of approximately $0 and $299,000 in its Consolidated Statements of Operations during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively. Two of the holders of stock options have put rights associated with their options whereby they can require Holdings to repurchase their options and shares underlying the options and as such $1,225,000 and $425,000 of the Stock-based Compensation obligation is recorded in other long term liabilities in our Consolidated Balance Sheets at September 28, 2006 and March 30, 2006, respectively.

During the twenty-six weeks ended September 28, 2006 the Company revised its preliminary estimated purchase price for the Merger by $3,500,000 which reduced additional paid-in capital and recorded an increase to additional paid-in capital of $846,000 related to stock-based compensation expense.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Twenty-Six Weeks Ended
	September 28, 2006			September 29, 2005
	Theatre and Other	Merger Exit costs(1)	Total	Total
Beginning balance	$21,716	$4,618	$26,334	$28,506
Theatre and other closure expense	7,531	179	7,710	980
Transfer of deferred rent and capital lease obligations	—	—	—	641
Purchase price adjustment	—	(988)	(988)	—
Payments	(9,868)	(1,434)	(11,302)	(4,747)
Ending balance	$19,379	$2,375	$21,754	$25,380

(1)          There were no merger exit costs recorded during the twenty-six weeks ended September 29, 2005.

Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

Theatre closure reserves at September 28, 2006 and March 30, 2006 by operating segment are as follows (in thousands):

	September 28, 2006	March 30, 2006
U.S. and Canada Theatrical Exhibition	$18,549	$20,811
International Theatrical Exhibition	503	471
Other	205	315
Total segment reserves	19,257	21,597
Corporate	2,497	4,737
	$21,754	$26,334

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

During fiscal 2006, the Company recorded a liability of $27,090,000 related to one-time termination benefits and other costs for the displacement of approximately 230 associates in connection with the Mergers as part of purchase accounting. The Company recorded an additional $4,845,000 liability related to closures of Loews’ duplicate administrative facilities in connection with the Mergers as part of purchase accounting. There were no restructuring activities or charges during the twenty-six weeks ended September 29, 2005.

A summary of restructuring activity, is set forth below (in thousands):

Twenty-Six Weeks Ended
September 28, 2006
(In thousands)	Merger Severance Benefits
Beginning balance	$10,571
Merger adjustment(1)	(1,231)
Payments	(8,420)
Ending balance	$920

(1)          Represents adjustments to goodwill for changes in estimated termination benefits based on actual amounts.

Restructuring reserves at September 28, 2006 and March 30, 2006 by operating segment are as follows (in thousands):

	September 28, 2006	March 30, 2006
U.S. and Canada Theatrical Exhibition	$—	$—
International Theatrical Exhibition	—	—
Other	—	—
Total Segment reserves	—	—
Corporate	920	10,571
	$920	$10,571

NOTE 9—INCOME TAXES

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	—	(62.8)
Valuation allowance	(44.4)	(1.9)
State income taxes, net of federal tax benefit	(6.3)	(4.3)
Other, net	(0.7)	(1.2)
Effective tax rate	(16.4)%	(35.2)%

The Company accounts for income taxes in accordance with SFAS No. 109, Statement of Financial Accounting Standards (“SFAS No. 109”), Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year’s estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company’s effective tax rate. During the current period, income tax expense differed from the expected tax benefit using the U.S. federal statutory tax rate of 35% primarily due to state income taxes and the change in valuation allowance recorded against net deferred tax assets. Additionally, income tax expense reflects the net expense related to the impact of the recently enacted Texas gross margins tax. The current year disposition of Portugal and Spain operations did not have a material impact on the income tax provision as the tax benefit derived from the sale was fully offset by an increase in valuation allowance. Non-deductible goodwill relates to the goodwill disposed of with the Japan theatres, which is discussed in Note 3.

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

As a result of the Merger, the Company acquired two pension plans in the U.S. and one in Mexico. One of the U.S. plans is a frozen cash balance plan and neither of the U.S. plans have admitted new participants post-merger. The future existence of the U.S. plans will serve to pay benefits to the current participants under the requirements of the plan. In Mexico, a Seniority Premium and Termination

Indemnity for Retirement Plan (the “Mexico Plan”) is provided to all eligible employees of Servicios Cinematograficos Especializados, S.A. de C.V. (“SCE”) and a Termination Indemnity Retirement Plan to all eligible employees of Servino, S.A. de C.V. (“Servino”). Both SCE and Servino are wholly owned subsidiaries of Cinemex. The Mexico Plan establishes compensation upon retirement (pension and seniority premium) based on years of service rendered and the employee’s age and salary at the date of retirement.

The Company made its annual pension contribution of $1,400,000 during its second fiscal quarter of 2007.

The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

Net periodic benefit cost recognized for the Company’s plans during the thirteen weeks ended September 28, 2006 and September 29, 2005 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Componets of net periodic benefit costs:
Service cost	$795	$959	$228	$112
Interest cost	1,314	1,150	387	171
Expected return on plan assets	(1,116)	(909)	—	—
Curtailment gain	—	—	—	(323)
Net periodic benefit cost	$993	$1,200	$615	$(40)

Net periodic benefits cost recognized for the Company’s plans during the twenty-six weeks ended September 28, 2006 and September 29, 2005 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Componets of net periodic benefit costs:
Service cost	$1,592	$1,918	$456	$285
Interest cost	2,629	2,300	774	432
Expected return on plan assets	(2,232)	(1,818)	—	—
Curtailment gain	—	—	—	(1,110)
Net periodic benefit cost	$1,989	$2,400	$1,230	$(393)

The Company’s reorganization activities commencing during fiscal 2005 resulted in a partial curtailment of the Company’s postretirement deferred compensation plan. The Company defers curtailment gains until they are realized and, as such, curtailment gains of $1,110,000 were recognized during the twenty-six weeks ended September 29, 2005.

NOTE 11—OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29 2005	September 28, 2006	September 29, 2005
Revenues
U.S. and Canada theatrical exhibition	$585,298	$377,004	$1,182,989	$770,350
International theatrical exhibition	46,231	16,835	99,716	30,816
Other	22	5,098	36	10,553
Total revenues	$631,551	$398,937	$1,282,741	$811,719
Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$109,231	$62,440	$225,478	$129,952
International theatrical exhibition	13,784	131	28,377	(1,622)
Other	(499)	(115)	(910)	(629)
Segment Adjusted EBITDA	$122,516	$62,456	$252,945	$127,701

A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Loss from continuing operations before income taxes	$(8,411)	$(11,947)	$(15,889)	$(26,630)
Plus:
Interest expense	51,470	26,107	103,029	52,581
Depreciation and amortization	64,634	37,956	129,075	75,467
Preopening expense	2,087	728	3,129	736
Theatre and other closure expense	5,667	346	7,710	980
Restructuring charges	—	839	—	3,908
Disposition of assets and other gains	(7,047)	(103)	(8,500)	(770)
Investment income(1)	(3,184)	(912)	(3,510)	(372)
General and administrative expense—unallocated:
Merger and acquisition costs	1,970	960	5,721	2,640
Management fee	1,250	500	2,500	1,000
Other(2)	14,080	7,982	29,680	18,161
Segment Adjusted EBITDA	$122,516	$62,456	$252,945	$127,701

(1)          Investment income includes equity in losses from investments of $298,000 and $13,000 during the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively. Investment income includes equity in losses from investments of $2,455,000 and $659,000 during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

(2)          Including stock-based compensation expense of $848,000 and $(369,000) for the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively. Including stock-based compensation expense of $1,645,000 and $747,000 for the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” This information is not necessarily intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America. Each of the subsidiary guarantors are 100% owned by the Company. The subsidiary guarantees of the Company’s debt are full and unconditional and joint and several. The Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

Thirteen weeks ended September 28, 2006

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$394,460	$28,113	$—	$422,573
Concessions	—	159,541	17,204	—	176,745
Other revenue	—	25,049	7,184	—	32,233
Total revenues	—	579,050	52,501	—	631,551
Costs and Expenses
Film exhibition costs	—	206,863	12,357	—	219,220
Concession costs	—	16,724	4,053	—	20,777
Operating expense	—	148,886	14,373	—	163,259
Rent	—	103,446	8,307	—	111,753
General and administrative:
Merger and acquisition costs	—	1,970	—	—	1,970
Management fee	—	1,250	—	—	1,250
Other	49	11,452	2,579	—	14,080
Preopening expense	—	1,625	462	—	2,087
Theatre and other closure expense	—	5,680	(13)	—	5,667
Depreciation and amortization	—	58,466	6,168	—	64,634
Disposition of assets and other gains	—	(7,084)	37	—	(7,047)
Total costs and expenses	49	549,278	48,323	—	597,650
Other expense (income)
Equity in net losses of subsidiaries	(6,555)	543	—	6,012	—
Other income	—	(5,974)	—	—	(5,974)
Interest expense
Corporate borrowings	47,711	33,036	3,961	(34,428)	50,280
Capital and financing lease obligations	—	1,120	70	—	1,190
Investment income	(30,494)	(6,750)	(368)	34,428	(3,184)
Total other expense	10,662	21,975	3,663	6,012	42,312
Earnings (loss) from operations before income taxes	(10,711)	7,797	515	(6,012)	(8,411)
Income tax provision (benefit)	—	1,242	1,058	—	2,300
Net earnings (loss)	$(10,711)	$6,555	$(543)	$(6,012)	$(10,711)

Twenty-six weeks ended September 28, 2006

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$798,343	$63,762	$—	$862,105
Concessions	—	321,594	37,487	—	359,081
Other revenue	—	49,338	12,217	—	61,555
Total revenues	—	1,169,275	113,466	—	1,282,741
Costs and Expenses
Film exhibition costs	—	420,567	28,505	—	449,072
Concession costs	—	34,477	8,570	—	43,047
Operating expense	—	290,055	29,574	—	319,629
Rent	—	207,468	18,014	—	225,482
General and administrative:
Merger and acquisition costs	—	5,721	—	—	5,721
Management fee	—	2,500	—	—	2,500
Other	98	24,267	5,315	—	29,680
Preopening expense	—	2,190	939	—	3,129
Theatre and other closure expense	—	7,690	20	—	7,710
Depreciation and amortization	—	113,303	15,772	—	129,075
Disposition of assets and other gains	—	(5,850)	(2,650)	—	(8,500)
Total costs and expenses	98	1,102,388	104,059	—	1,206,545
Other expense (income)
Equity in net losses of subsidiaries	(15,879)	(1,490)	—	17,369	—
Other income	—	(7,434)	—	—	(7,434)
Interest expense
Corporate borrowings	94,903	66,528	7,413	(68,553)	100,291
Capital and financing lease obligations	—	2,058	680	—	2,738
Investment income	(60,633)	(10,296)	(1,134)	68,553	(3,510)
Total other expense	18,391	49,366	6,959	17,369	92,085
Earnings (loss) from operations before income taxes	(18,489)	17,521	2,448	(17,369)	(15,889)
Income tax provision (benefit)	—	1,642	958	—	2,600
Net earnings (loss)	$(18,489)	$15,879	$1,490	$(17,369)	$(18,489)

Thirteen weeks ended September 29, 2005:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$259,965	$10,449	$—	$270,414
Concessions	—	101,896	3,783	—	105,679
Other	—	22,138	706	—	22,844
Total revenues	—	383,999	14,938	—	398,937
Costs and Expenses
Film exhibition costs	—	138,442	5,103	—	143,545
Concession costs	—	11,193	846	—	12,039
Operating expense	—	103,262	4,560	—	107,822
Rent	—	73,194	4,812	—	78,006
General and administrative:
Merger and acquisition costs	—	960	—	—	960
Management fee	—	500	—	—	500
Other	49	7,868	65	—	7,982
Preopening expense	—	728	—	—	728
Theatre and other closure expense	—	322	24	—	346
Restructuring charges	—	839	—	—	839
Depreciation and amortization	—	36,449	1,507	—	37,956
Disposition of assets and other gains	—	(103)	—	—	(103)
Total costs and expenses	49	373,654	16,917	—	390,620
Other expense (income)
Other income	—	(4,931)	—	—	(4,931)
Equity in net losses of subsidiaries	9,266	1,860	—	(11,126)	—
Interest expense
Corporate borrowings	24,923	23,267	658	(24,436)	24,412
Capital and financing lease obligations	—	1,224	471	—	1,695
Investment expense (income)	(22,521)	(1,893)	(934)	24,436	(912)
Total other expense	11,668	19,527	195	(11,126)	20,264
Loss from continuing operations before income taxes	(11,717)	(9,182)	(2,174)	11,126	(11,947)
Income tax provision (benefit)	(1,000)	(3,186)	186	—	(4,000)
Loss from continuing operations	(10,717)	(5,996)	(2,360)	11,126	(7,947)
Loss from discontinued operations, net of income taxes	—	(3,270)	500	—	(2,770)
Net loss	$(10,717)	$(9,266)	$(1,860)	$11,126	$(10,717)

Twenty-six weeks ended September 29, 2005

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$527,631	$19,189	$—	$546,820
Concessions	—	210,154	6,858	—	217,012
Other	—	46,181	1,706	—	47,887
Total revenues	—	783,966	27,753	—	811,719
Costs and Expenses
Film exhibition costs	—	286,007	9,255	—	295,262
Concession costs	—	22,501	1,267	—	23,768
Operating expense	—	204,788	9,555	—	214,343
Rent	—	146,777	9,915	—	156,692
General and administrative:
Merger and acquisition costs	—	2,640	—	—	2,640
Management fee	—	1,000	—	—	1,000
Other	98	17,833	230	—	18,161
Preopening expense	—	736	—	—	736
Theatre and other closure expense	—	931	49	—	980
Restructuring charges	—	3,908	—	—	3,908
Depreciation and amortization	—	72,271	3,196	—	75,467
Disposition of assets and other gains	—	(770)	—	—	(770)
Total costs and expenses	98	758,622	33,467	—	792,187
Other expense (income)
Other income	—	(6,047)	—	—	(6,047)
Equity in net losses of subsidiaries	24,107	24,680	—	(48,787)	—
Interest expense
Corporate borrowings	49,895	27,964	1,365	(30,023)	49,201
Capital and financing lease obligations	—	2,423	957	—	3,380
Investment expense (income)	(26,176)	(2,904)	(1,315)	30,023	(372)
Total other expense	47,826	46,116	1,007	(48,787)	46,162
Loss from continuing operations before income taxes	(47,924)	(20,772)	(6,721)	48,787	(26,630)
Income tax provision (benefit)	(9,500)	(989)	189	—	(10,300)
Loss from continuing operations	(38,424)	(19,783)	(6,910)	48,787	(16,330)
Loss from discontinued operations, net of income taxes	—	(4,324)	(17,770)	—	(22,094)
Net loss	$(38,424)	$(24,107)	$(24,680)	$48,787	$(38,424)

September 28, 2006:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$274,320	$34,308	$—	$308,628
Receivables, net	2,043	42,675	15,609	—	60,327
Other current assets	—	18,212	14,011	—	32,223
Total current assets	2,043	335,207	63,928	—	401,178
Investment in equity of subsidiaries	(196,835)	242,437	—	(45,602)	—
Property, net	—	1,181,992	155,351	—	1,337,343
Intangible assets, net	—	225,670	27,730	—	253,400
Intercompany advances	3,524,289	(3,535,567)	11,278	—	—
Goodwill	—	1,924,245	171,154	—	2,095,399
Deferred income taxes	—	—	20,403	—	20,403
Other long-term assets	40,234	99,238	23,784	—	163,256
Noncurrent assets held for sale	—	7,300	—	—	7,300
Total assets	$3,369,731	$480,522	$473,628	$(45,602)	$4,278,279
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$99,941	$13,629	$—	$113,570
Accrued expenses and other liabilities	22,876	113,195	12,449	—	148,520
Deferred revenues and income		71,607	8,185	—	79,792
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,125	30,239	—	39,864
Total current liabilities	29,376	287,868	64,502	—	381,746
Corporate borrowings	2,123,583	2,116	82,432	—	2,208,131
Capital and financing lease obligations	—	38,435	12,994	—	51,429
Other long-term liabilities	—	348,938	71,263	—	420,201
Total liabilities	2,152,959	677,357	231,191	—	3,061,507
Stockholder’s equity	1,216,772	(196,835)	242,437	(45,602)	1,216,772
Total liabilities and stockholder’s equity	$3,369,731	$480,522	$473,628	$(45,602)	$4,278,279

March 30, 2006:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$196,445	$33,670	$—	$230,115
Receivables, net	1,893	37,497	17,221	—	56,611
Other current assets	(8,346)	26,751	16,242	—	34,647
Current assets held for sale	—	529	4,197	—	4,726
Total current assets	(6,453)	261,222	71,330	—	326,099
Investment in equity of subsidiaries	(228,082)	233,618	—	(5,536)	—
Property, net	—	1,279,899	221,149	—	1,501,048
Intangible assets, net	—	242,058	31,250	—	273,308
Intercompany advances	3,591,713	(3,554,609)	(37,104)	—	—
Goodwill	—	1,893,716	124,602	—	2,018,318
Deferred income taxes	—	—	3,564	—	3,564
Other long-term assets	40,802	101,909	25,205	—	167,916
Noncurrent assets held for sale	—	61,340	50,997	—	112,337
Total assets	$3,397,980	$519,153	$490,993	$(5,536)	$4,402,590
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$133,143	$17,240	$—	$150,383
Accrued expenses and other liabilities	19,902	126,022	11,144	—	157,068
Deferred revenues and income	—	88,578	7,234	—	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,119	21,185	—	30,804
Current liabilities held for sale	—	3,560	4,673	—	8,233
Total current liabilities	26,402	354,422	61,476	—	442,300
Corporate borrowings	2,128,094	2,188	93,587	—	2,223,869
Capital and financing lease obligations	—	32,868	31,148	—	64,016
Other long-term liabilities	—	345,854	71,164	—	417,018
Noncurrent liabilities held for sale	—	11,903	—	—	11,903
Total liabilities	2,154,496	747,235	257,375	—	3,159,106
Stockholder’s equity	1,243,484	(228,082)	233,618	(5,536)	1,243,484
Total liabilities and stockholder’s equity	$3,397,980	$519,153	$490,993	$(5,536)	$4,402,590

Twenty-six weeks ended September 28, 2006:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net cash provided by (used in) operating activities	$(41,893)	$86,016	$21,431	$—	$65,554
Cash flows from investing activities:
Capital expenditures	—	(50,804)	(13,301)	—	(64,105)
Proceeds on disposal—discontinued operations	—	64,193	35,446	—	99,639
Net change in reimbursable construction advances	—	(4,984)	—	—	(4,984)
Other, net	2,777	(6,398)	410	—	(3,211)
Net cash provided by (used in) investing activities	2,777	2,007	22,555	—	27,339
Cash flows from financing activities:
Repayment of Cinemex Credit Facility	—	—	(744)	—	(744)
Principal payments under capital and financing lease obligations	—	(1,504)	(345)	—	(1,849)
Principal payments under mortgage	—	(55)	—	—	(55)
Payment on Term Loan B	(3,250)	—	—	—	(3,250)
Change in construction payables	—	(3,307)	—	—	(3,307)
Change in intercompany advances	44,428	(5,282)	(39,146)	—	—
Deferred financing costs	(2,062)	—	—	—	(2,062)
Net cash provided by (used in) financing activities	39,116	(10,148)	(40,235)	—	(11,267)
Effect of exchange rate changes on cash and equivalents	—	—	(3,113)	—	(3,113)
Net increase in cash and equivalents	—	77,875	638	—	78,513
Cash and equivalents at beginning of period	—	196,445	33,670	—	230,115
Cash and equivalents at end of period	$—	$274,320	$34,308	$—	$308,628

Twenty-six weeks ended September 29, 2005:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net cash provided by (used in) operating activities	$(14,048)	$31,102	$(21,366)	$—	$(4,312)
Cash flows from investing activities:
Capital expenditures	—	(39,898)	(4,539)	—	(44,437)
Construction project costs:
Reimbursable by landlord	—	(5,414)	—	—	(5,414)
Reimbursed by landlord	—	1,734	—	—	1,734
Proceeds on disposal—discontinued operations	—	8,595	44,861	—	53,456
Net change in reimbursable construction advances	—	(4,856)	—		(4,856)
Other, net	(75)	(1,803)	—	—	(1,878)
Net cash provided by (used in) investing activities	(75)	(41,642)	40,322	—	(1,395)
Cash flows from financing activities
Proceeds from sale/leasebacks	—	6,661	—	—	6,661
Principal payments under capital and financing lease obligations	—	(1,538)	(179)	—	(1,717)
Change in construction payables	—	2,449	—	—	2,449
Change in intercompany advances	15,061	9,468	(24,529)	—	—
Deferred financing costs	(938)	—	—	—	(938)
Net cash provided by (used in) financing activities	14,123	17,040	(24,708)	—	6,455
Effect of exchange rate changes on cash and equivalents	—	—	100	—	100
Net increase in cash and equivalents	—	6,500	(5,652)	—	848
Cash and equivalents at beginning of period	—	42,524	28,425	—	70,949
Cash and equivalents at end of period	$—	$49,024	$22,773	$—	$71,797

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

United States of America v. AMC Entertainment Inc. and American Multi Cinema, Inc. (No. 99 01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the “Department”) filed suit alleging that AMCE’s stadium style theatres violate the ADA and related regulations. The Department alleged that AMCE had failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleged various non-line of sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case. The trial court ruled that wheelchair spaces located solely on the sloped floor portion of the stadium-style auditoriums fail to provide lines of sight comparable to the general public. The trial court did not address specific changes that might be required of AMCE’s existing stadium-style auditoriums, holding that per se rules are simply not possible because the requirements of comparable lines of sight will vary based on theatre layout.

On January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy in the line of sight aspects of this case. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies which covers the remaining line of sight issues at the majority of the Company’s existing and all of its future construction stadium-style theatres nationwide, as well as other related forms of relief sought by the United States in this action.

AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $20 million, which is expected to be incurred over a 4-5 year term. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court’s order to the Ninth Circuit Court of Appeals and both parties have filed their briefs.

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

On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for its patrons with disabilities at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of 2.5 years. Through September 28, 2006 AMCE has incurred approximately $9.3 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

American Multi Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County,

Pennsylvania). AMCE is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 21 theatres. AMCE currently estimates its claim for repair costs at these theatres will aggregate approximately $33.6 million of which it has expended approximately $27.4 million through June 29, 2006. The remainder is for projected costs of repairs yet to be performed. AMCE also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

AMCE has received settlement payments from various parties in connection with this matter of $7,880,000, $935,000, $2,610,000 and $925,000 during fiscal 2007, 2006, 2005 and 2004, respectively. AMCE has entered into settlement agreements with various parties providing for additional settlement payments and has received additional payments totaling $5,250,000 subsequent to September 28, 2006. Gain contingencies are recognized upon receipt and recorded in disposition of assets and other gains in the Consolidated Statements of Operations.

Metreon Arbitration.   In May 1997, Loews entered into a 21-year lease with Metreon, Inc. (“Metreon”) to operate a megaplex theatre in an entertainment/retail center developed by Metreon in San Francisco. Since that theatre opened in June 1999, Loews has had a dispute with Metreon with respect to (1) construction costs that Metreon claims are Loews’ responsibility under the lease and (2) the percentage of the center occupied by the theatre and the nature, magnitude and allocation of the costs that Metreon is seeking to include as operating expenses under the lease. The amount of operating expenses claimed by Metreon to be allocable to this theatre is based upon the landlord’s assertion that Loews occupies at least 48.5% of the center. Loews asserted that it occupied substantially less of the center and that various expenses included in operating expenses charged to Loews were improper. Loews arbitrated this dispute in June 2003 and prevailed but the award was later vacated by the California Court of Appeals. Westfield Group purchased the property in April 2006. AMCE has reached an agreement in principle with the counterparties to settle this matter.

The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS

In October 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after June 15, 2007, for an employer without publicly traded equity securities, or April 3, 2008 for the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or April 2, 2009 for the Company. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The Company believes that as of March 30, 2006, its most recent fiscal year-end, this standard would have resulted in decreased liabilities and decreased accumulated other comprehensive loss of approximately $5,365,000.

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or the first quarter of fiscal 2009 for the Company. Early adoption is permitted. The Company does not anticipate this standard having a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifiying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending March 29, 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company does not anticipate an effect on its consolidated financial statements with the adoption of SAB 108.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the new requirements in the first quarter of fiscal 2008 and is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

In February 2006, the FASB agreed to issue FASB Staff Position (FSP) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees’ control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. The adoption of FSP 123 R-4 did not have an impact on consolidated financial position, results of operations, or cash flows.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, the Company is no longer able to capitalize rental costs during the construction period and began expensing them as preopening expense prior to the theatre opening date. This FSP was effective for the first reporting period beginning after December 15, 2005. The Company early adopted this FSP during the fourth quarter of fiscal 2006 which results in recognition of preopening expense during the “rent holiday”.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The Company is not currently contemplating an accounting change which would be impacted by SFAS 154.

NOTE 15—SUBSEQUENT EVENTS

Initial Public Offering of National CineMedia, Inc.

On October 12, 2006, National CineMedia, Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, LLC, announced that it filed a registration statement with the SEC for an initial public offering, or IPO, of up to $700 million of its common stock. Net proceeds from the IPO will be used to acquire newly issued equity interests from National CineMedia, LLC and National CineMedia, LLC will distribute the net proceeds to each of AMC, Cinemark and Regal on a pro rata basis in connection with modifying payment obligations for access to our theatres. In connection with the completion of the IPO, National CineMedia, LLC also intends to enter into an approximately $725 million term loan facility the net proceeds of which will be used to redeem preferred units to be held by each of AMC, Cinemark and Regal on a pro rata basis pursuant to a recapitalization of National CineMedia, LLC prior to completion of the IPO. There can be no guarantee that National CineMedia, Inc. will complete the IPO or debt transactions or that AMC will receive any of the expected proceeds.

Pension Plan Freeze

On November 7, 2006, the Company’s Board of Directors approved a proposal to freeze the Company’s Defined Benefit Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Enhancement Plan (the “Plans”) as of December 31, 2006. Under the proposal there would be no further benefits accrued after December 31, 2006, but continued vesting (for associates with less than five years of vesting service), the Company would continue to fund existing benefit obligations and there would be no new participants in the future. The Company is in the process of evaluating the impact of the proposed plan freeze on its consolidated financial statements. The Company’s Board of Directors also approved a proposal to increase the Company’s matching in its 401(k) savings plan to 100% of an employees contribution up to 5% of the employee’s compensation.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding the prospects of our industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause actual results to differ materially from our expectations include, among others: (i) the cost and availability of films and the performance of films licensed by us; (ii) competition, including the introduction of alternative forms of entertainment; (iii) construction delays; (iv) the ability to open or close theatres and screens as currently planned; (v) the ability to sub-lease vacant retail space; (vi) domestic and international political, social and economic conditions; (vii) demographic changes; (viii) increases in the demand for real estate; (ix) changes in real estate, zoning and tax laws; (x) unforeseen changes in operating requirements; (xi) our ability to identify suitable acquisition candidates and successfully integrate acquisitions into our operations, including the integration of Loews Cineplex Entertainment Corporation and the achievement of estimated cost savings and synergies as a result of the Mergers (as defined below) on a timely basis; (xii) results of significant litigation; and (xiii) our ability to enter into various financing programs. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2006.

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

Overview

We are one of the world’s leading theatrical exhibition companies. During the twenty-six weeks ended September 28, 2006, we sold 4 theatres in Spain with 86 screens, sold one theatre in Portugal with 20 screens, disposed of 8 theatres with 100 screens in the U.S. as required by and in connection with the approval of the Mergers discussed below, closed 7 theatres with 54 screens in the U.S., closed one managed theatre with 6 screens in the U.S., opened two new theatres with 33 screens in the U.S., acquired two theatres with 32 screens in the U.S., added 6 screens to an existing theatre in the U.S., opened one new theatre with 9 screens in Mexico, and disposed of one theatre in Argentina with 8 screens resulting in a circuit total of 411 theatres and 5,635 screens. As of September 28, 2006, we owned, operated or had interests in 411 theatres and 5,635 screens with 82%, or 4,628 of our screens in the U.S. and Canada, and 18%, or 1,007 of our screens in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Spain and the United Kingdom.

In connection with the Mergers as discussed below, we acquired Loews on January 26, 2006, which significantly increased our size. In the Merger, we acquired 112 theatres with 1,308 screens in the United States (included in our U.S. and Canada operating segment) and 40 theatres with 443 screens in Mexico (included in our International operating segment), that are included in our consolidated results of operations from January 26, 2006. Accordingly, results of operations for the thirteen and twenty-six weeks ended September 28, 2006, which include thirteen and twenty-six weeks of operations of the businesses we acquired, are not comparable to our results for the thirteen and twenty-six weeks ended September 29, 2005. For additional information about the Mergers, see Note 2 to the Consolidated Financial Statements under Part I Item 1. of this Report on Form 10-Q.

On March 29, 2005, we along with Regal Entertainment Group (“Regal”) combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC (“NCM”). The company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We record our share of on-screen advertising revenues generated by our advertising subsidiary (NCN) and NCM in other theatre revenues. We contributed fixed assets, exhibitor agreements and goodwill (recorded in connection with the merger with Marquee) of our cinema screen advertising subsidiary NCN to NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM, issued a 37% interest in its Class A units of NCN. Since that date, NCN’s interest in NCM has declined to 29% due to the entry of Cinemark as an investor.

On June 20, 2005, Marquee Holdings Inc. (“Holdings”), the parent company of AMC Entertainment Inc. (“AMCE”), entered into a merger agreement with LCE Holdings, Inc. (“LCE Holdings”), the parent of Loews Cineplex Entertainment Corporation (“Loews”), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger (the “Merger” and collectively, “the Mergers”). The transactions closed on January 26, 2006. Upon completion of the Mergers, the stockholders of Holdings immediately prior to the Mergers held approximately 60% of its outstanding capital stock, and the stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, immediately prior to the Mergers held approximately 40% of Holding’s outstanding capital stock.

In connection with the Merger, on January 26, 2006, AMCE entered into the following financing transactions:

•       the issuance of $325,000,000 in aggregate principal amount of 11% Senior Subordinated Notes due 2016 (the “Notes due 2016”);

•       a new senior secured credit facility with Citicorp North America, Inc., Banco Nacional de México, S.A., integrante del Grupo Financiero Banamex and the lenders named therein, consisting of a $650,000,000 term loan facility and a $200,000,000 revolving credit facility (the “New Credit Facility”);

•       the termination of the Company’s March 25, 2004 senior secured credit facility, under which no amounts were outstanding;

•       the repayment of all outstanding amounts under Loews’ senior secured credit facility and the termination of all commitments thereunder (the “Loews Facility”); and

•       the completion of a tender offer and consent solicitation (the “Tender Offer”) for all $315,000,000 aggregate principal amount of Loews’ 9.0% senior subordinated notes due 2014.

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

In May 2006, AMCEI and its subsidiary, AMC Entertainment International Limited sold, its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal. These operations did not meet the criteria for reporting as discontinued operations because we have continuing involvement with another circuit in this region.

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

We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through March 30, 2006, AMC Entertainment and Loews added 191 theatres with 3,475 new screens, acquired 431 theatres with 3,007 screens and disposed of 666 theatres with 4,018 screens. As of September 28, 2006, approximately 71% of our screens in the U.S. and Canada were located in megaplex theatres.

Operating Results

Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s U.S. and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 11 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	% Change	September 28, 2006	September 29, 2005	% Change
	(thousands of dollars, except operating data)			(Dollars in thousands)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$398,590	$258,276	54.3%	$807,429	$524,640	53.9%
Concessions	161,440	101,639	58.8%	325,749	209,715	55.3%
Other theatre	25,268	17,089	47.9%	49,811	35,995	38.4%
	585,298	377,004	55.2%	1,182,989	770,350	53.6%
International theatrical exhibition
Admissions	23,983	12,138	97.6%	54,676	22,180	*
Concessions	15,305	4,040	*	33,332	7,297	*
Other theatre	6,943	657	*	11,708	1,339	*
	46,231	16,835	*	99,716	30,816	*
Other	22	5,098	(99.6)%	36	10,553	(99.7)%
Total revenues	$631,551	$398,937	58.3%	$1,282,741	$811,719	58.0%
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$208,911	$137,643	51.8%	$425,027	$284,588	49.3%
Concession costs	16,980	11,157	52.2%	35,054	22,438	56.2%
Theatre operating expense	151,153	97,908	54.4%	294,300	193,399	52.2%
Rent	104,997	72,787	44.3%	210,564	146,020	44.2%
Preopening expense	1,625	728	*	2,190	736	*
Theatre and other closure expense	5,680	322	*	7,690	931	*
	489,346	320,545	52.7%	974,825	648,112	50.4%
International theatrical exhibition
Film exhibition costs	10,309	5,902	74.7%	24,045	10,674	*
Concession costs	3,797	882	*	7,993	1,330	*
Theatre operating expense	11,585	4,701	*	24,383	9,762	*
Rent	6,756	5,219	29.5%	14,918	10,672	39.8%
Preopening expense	462	—	*	939	—	*
Theatre closure	(13)	24	*	20	49	(59.2)%
	32,896	16,728	96.7%	72,298	32,487	*
Other	521	5,213	(90.0)%	946	11,182	(91.5)%
General and administrative expense:
Merger and Acquisition costs	1,970	960	*	5,721	2,640	*
Management Fee	1,250	500	*	2,500	1,000	*
Other	14,080	7,982	76.4%	29,680	18,161	63.4%
Restructuring charge	—	839	*	—	3,908	*
Depreciation and amortization	64,634	37,956	70.3%	129,075	75,467	71.0%
Disposition of assets and other gains	(7,047)	(103)	*	(8,500)	(770)	*
Total costs and expenses	$597,650	$390,620	53.3%	$1,206,545	$792,187	52.3%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Operating Data (at period end):
Screen additions	18	16	48	16
Screen acquisitions	32	—	32	—
Screen dispositions	94	16	274	87
Average screens— continuing operations(1)	5,103	3,445	5,146	3,448
Number of screens operated	—	—	5,635	3,643
Number of theatres operated	—	—	411	242
Screens per theatre	—	—	13.7	15.1
Attendance— continuing operations(1) (in thousands)	62,349	39,394	128,009	79,655

(1)           Includes consolidated theatres only.

*                     Percentage change in excess of 100%

Thirteen weeks Ended September 28, 2006 and September 29, 2005

Revenues.   Total revenues increased 58.3%, or $232,614,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. This increase included approximately $189,655,000 of additional admission and concessions revenues resulting from the Merger.

U.S. and Canada theatrical exhibition revenues increased 55.2%, or $208,294,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. Admissions revenues increased 54.3%, or $140,314,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005, due to a 46.1% increase in total attendance, including the increased attendance and admissions revenues of $111,877,000 due to the Merger, and a 5.6% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the second quarter of fiscal 2006) increased 6.8% during the thirteen weeks ended September 28, 2006 over the comparable period last year, primarily due to a 3.4% increase in attendance at comparable theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres (including comparable theatres acquired in the Merger) performed in line with overall performance of industry comparable theatres in the markets where we operate. Concessions revenues increased 58.8%, or $59,801,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in attendance and an 8.7% increase in average concessions per patron related primarily to price increases. Concession revenues increased by $42,252,000 due to the Merger. Other theatre revenues increased 47.9%, or $8,179,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

International theatrical exhibition revenues increased $29,396,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. Admissions revenues increased by $21,345,000 due to the theatres acquired in Mexico in the Merger, partially offset by a decline in admissions revenues of $9,880,000 due to the theatres we sold in Spain and Portugal. Overall, admissions revenues increased $11,845,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to an increase of 274.7% in total attendance, partially offset by a 47.2% decrease in average ticket price due primarily to the lower average ticket prices from the theatres acquired in Mexico. Concessions revenues increased $14,181,000 due to the theatres acquired in Mexico in the Merger, partially offset by a decline in concessions revenues of $3,177,000 due to the theatres we sold in Spain and Portugal. Overall, concession revenues increased $11,265,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in attendance and a 1.0% increase in concessions per patron. International revenues were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Revenues from Other decreased 99.6%, or $5,076,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the contribution of NCN’s net assets to NCM on March 29, 2005 and the related run-off of customer contracts. The revenues of NCN during fiscal 2006 and 2007 are comprised of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada Other theatre revenues.

Costs and expenses.   Total costs and expenses increased 53.0%, or $207,030,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $170,461,000.

U.S. and Canada theatrical exhibition costs and expenses increased 52.7%, or $168,801,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. Film exhibition costs increased 51.8%, or $71,268,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.4% in the current period as compared with 53.3% in the prior period due to more favorable film rental terms primarily from theatres acquired in the Merger. Concession costs increased 52.2%, or $5,823,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in concessions revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.5% in the current period compared with 11.0% in the prior period. As a percentage of revenues, theatre operating expense was 25.8% in the current period as compared to 26.0% in the prior period. Rent expense increased 44.3%, or $32,210,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 primarily due to the Merger, which increased rent expense by approximately $25,528,000. During the thirteen weeks ended September 28, 2006, we recognized $5,680,000 of theatre and other closure expense due primarily to the closure of two theatres with 14 screens and to accretion of the closure liability related to theatres closed during prior periods. During the thirteen weeks ended September 29, 2005, we recognized $322,000 of theatre and other closure expense related primarily to accretion of the closure liability related to theatres closed during prior periods.

International theatrical exhibition costs and expenses increased $16,168,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks year ended September 29, 2005. Film exhibition costs increased $4,407,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 43.0% in the current period as compared with 48.6% in the prior period due to the effect of more favorable film rental terms in Mexico. Concession costs increased $2,915,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in concession revenues and an increase in concession costs as a percentage of revenue from 21.8% in the prior period to 24.8% in the current period. This increase in concession costs as a percentage of revenues was due to the effect of higher concession costs as a percentage of concession revenues in

Mexico caused by a higher number of concession products offered for sale with lower margins. As a percentage of revenues, theatre operating expense was 25.1% in the current period compared to 27.9% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 22.4% in the current period. Rent expense increased 29.5%, or $1,537,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 primarily as a result of the Merger. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Costs and expenses from Other decreased 90.0%, or $4,692,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the contribution of net assets by NCN to NCM and run-off of customer contracts.

General and Administrative Expense:

Merger and acquisition costs.   Merger and acquisition costs increased $1,010,000 from $960,000 to $1,970,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. Current year costs are primarily comprised of professional and consulting, repairs and maintenance to update certain of the Loews theatres and salaries costs related to the Merger and other potential divestiture activities.

Management fees.   Management fees increased $750,000 during the current period. For fiscal 2007, management fees of $1,250,000 will be paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

Other.   Other general and administrative expense increased 76.4%, or $6,098,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. We incurred expense at Cinemex of $2,513,000, incentive-based compensation increased $1,485,000 due to improvements in operating results and we experienced increases in other salaries of $782,000 primarily related to the Merger.

Restructuring Charges.   Restructuring charges were $0 during the thirteen weeks ended September 28, 2006 as compared to $839,000 during the thirteen weeks ended September 29, 2005. The prior period expenses are primarily related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure and contribution of assets by NCN to NCM.

Depreciation and Amortization.   Depreciation and amortization increased 70.3%, or $26,678,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger. See Note 2—Acquisitions for discussion of the cumulative adjustment recorded during the thirteen weeks ended September 28, 2006.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $7,047,000 in the current period compared to $103,000 in the prior period. The current and prior periods include $6,530,000 and $0, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period includes a gain on U.S. dispositions of theatres as required by and in connection with the Mergers of approximately $517,000.

Other Income.   Other income includes $5,974,000 and $4,931,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively.

Interest Expense.   Interest expense increased 97.2%, or $25,363,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the New Credit Facility for $850,000,000, of which $646,750,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $3,159,000 during the thirteen weeks ended September 28, 2006.

Investment Income.   Investment income was $3,184,000 for the thirteen weeks ended September 28, 2006 compared to income of $912,000 for the thirteen weeks ended September 29, 2005. Interest income increased $3,071,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $298,000 in the current period compared to $13,000 in the prior period. Current year equity in losses related to our investment in NCM and (earnings) related to Yelmo Cineplex, S.L. were $1,224,000 and ($783,000), respectively.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $2,300,000 for the thirteen weeks ended September 28, 2006 compared to a benefit of $4,000,000 for the thirteen weeks ended September 29, 2005. See Note 9—Income Taxes to the Consolidated Financial Statements.

Loss From Discontinued Operations, Net.   On June 30, 2005 we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens. The results of operations of these theatres are classified as discontinued operations. Additionally, on September 1, 2005 we sold the remaining Japan theatre with 16 screens and classified its operations as discontinued operations. The information presented for all fiscal 2006 reflects the new classification. See Note 3-Discontinued Operations to the Consolidated Financial Statements for the components of the loss from discontinued operations.

Net Loss.   Net loss was $10,711,000 and $10,717,000 for the thirteen weeks ended September 28, 2006 and the thirteen weeks ended September 29, 2005, respectively.

Twenty-six weeks Ended September 28, 2006 and September 29, 2005

Revenues.   Total revenues increased 58.0%, or $471,022,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. This increase included approximately $385,142,000 of additional admission and concessions revenues resulting from the Merger.

U.S. and Canada theatrical exhibition revenues increased 53.6%, or $412,639,000, during the twenty-six weeks ended September 28, 2006 compared to the tweny-six weeks ended September 29, 2005. Admissions revenues increased 53.9%, or $282,789,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005, due to a 45.8% increase in total attendance, including the increased attendance and admissions revenues of $224,695,000 due to the Merger, and a 5.6% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2006) increased 6.2% during the twenty-six weeks ended September 28, 2006 over the comparable period last year, primarily due to a 2.8% increase in attendance at comparable theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres (including comparable theatres acquired in the Merger) performed in line with overall performance of industry comparable theatres in the markets where we operate. Concessions revenues increased 55.3%, or $116,034,000, during the twenty-six weeks ended

September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in attendance and a 6.5% increase in average concessions per patron related primarily to price increases. Concession revenues increased by $85,470,000 due to the Merger. Other theatre revenues increased 38.4%, or $13,816,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

International theatrical exhibition revenues increased $68,900,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. Admissions revenues increased by $45,190,000 due to the theatres acquired in Mexico in the Merger, partially offset by a decline in admissions revenues of $13,741,000 due to the theatres we sold in Spain and Portugal. Overall, admissions revenues increased $32,496,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to an increase of 359.5% in total attendance, partially offset by a 46.3% decrease in average ticket price due primarily to the lower average ticket prices from the theatres acquired in Mexico. Concessions revenues increased $29,787,000 due to the theatres acquired in Mexico in the Merger, partially offset by a decline in concessions revenues of $4,263,000 due to the theatres we sold in Spain and Portugal. Overall, concession revenues increased $26,035,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in attendance, partially offset by a 0.6% decrease in concessions per patron. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Revenues from Other decreased 99.7%, or $10,517,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the contribution of NCN’s net assets to NCM on March 29, 2005 and the related run-off of customer contracts. The revenues of NCN during fiscal 2006 and 2007 are comprised of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada Other theatre revenues.

Costs and expenses.   Total costs and expenses increased 52.3%, or $414,358,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $345,893,000.

U.S. and Canada theatrical exhibition costs and expenses increased 50.4%, or $326,713,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. Film exhibition costs increased 49.3%, or $140,439,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.6% in the current period as compared with 54.2% in the prior period due to more favorable film rental terms primarily from theatres acquired in the Merger. Concession costs increased 56.2%, or $12,616,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in concessions revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.8% in the current period compared with 10.7% in the prior period. As a percentage of revenues, theatre operating expense was 24.9% in the current period as compared to 25.1% in the prior period. Rent expense increased 44.2%, or $64,544,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 primarily due to the Merger, which increased rent expense by $50,409,000. During the twenty-six weeks ended September 28, 2006, we recognized $7,690,000 of theatre and other closure expense due primarily to the closure of three theatres with 22 screens and to accretion of the closure liability related to theatres closed during prior periods. During the twenty-six weeks ended September 29, 2005, we recognized $931,000 of theatre and other closure expense related primarily to accretion of the closure liability related to theatres closed during prior periods.

International theatrical exhibition costs and expenses increased $39,811,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. Film exhibition costs increased $13,371,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 44.0% in the current period as compared with 48.1% in the prior period due to the effect of more favorable film rental terms in Mexico. Concession costs increased $6,663,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in concession revenues and an increase in concession costs as a percentage of revenue from 18.2% in the prior period to 24.0% in the current period. This increase in concession costs as a percentage of revenues was due to the effect of higher concession costs as of percentage of concession revenues in Mexico caused by a higher number of concession products offered for sale with lower margins. As a percentage of revenues, theatre operating expense was 24.5% in the current period compared to 31.7% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 22.8% in the current period. Rent expense increased 39.8%, or $4,246,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 primarily as a result of the Merger. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Costs and expenses from Other decreased 91.5%, or $10,236,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the contribution of net assets by NCN to NCM and run-off of customer contracts.

General and Administrative Expense:

Merger and acquisition costs.   Merger and acquisition costs increased $3,081,000 from $2,640,000 to $5,721,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. Current year costs are primarily comprised of professional and consulting, repairs and maintenance to update certain of the Loews theatres and salaries costs related to the Merger and other potential divestiture activities.

Management fees.   Management fees increased $1,500,000 during the twenty-six weeks ended September 28, 2006. For fiscal 2007, management fees of $1,250,000 will be paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

Other.   Other general and administrative expense increased 63.4%, or $11,519,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. We incurred expense at Cinemex of $5,118,000, incentive-based compensation increased $2,283,000 due to improvements in operating results and we experienced increases in other salaries of $1,151,000 primarily related to the Merger.

Restructuring Charges.   Restructuring charges were $0 during the twenty-six weeks ended September 28, 2006 as compared to $3,908,000 during the twenty-six weeks ended September 29, 2005. The prior period expenses are primarily related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure and contribution of assets by NCN to NCM.

Depreciation and Amortization.   Depreciation and amortization increased 71.0%, or $53,608,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger. See Note 2—Acquisitions for discussion of the cumulative adjustment recorded during the twenty-six weeks ended September 28, 2006.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $8,500,000 in the current period compared to $770,000 in the prior period. The current and prior periods include $7,880,000 and $675,000, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period includes a gain on disposition of the Spain and Portugal theatres and the U.S. dispositions of theatres as required by and in connection with the Mergers of $620,000.

Other Income.   Other income includes $7,434,000 and $6,047,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

Interest Expense.   Interest expense increased 95.9%, or $50,448,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the New Credit Facility for $850,000,000, of which $646,750,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $6,311,000 during fiscal 2007.

Investment Income.   Investment income was $3,510,000 for the twenty-six weeks ended September 28, 2006 compared to income of $372,000 for the twenty-six weeks ended September 29, 2005. Interest income increased $5,338,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $2,455,000 in the current period compared to losses of $659,000 in the prior period. Current year equity in losses related to our investments in NCM and Yelmo Cineplex, S.L. were $2,532,000 and $311,000, respectively.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $2,600,000 for the twenty-six weeks ended September 28, 2006 compared to a benefit of $10,300,000 for the twenty-six weeks ended September 29, 2005. See Note 9—Income Taxes to the Consolidated Financial Statements.

Loss From Discontinued Operations, Net.   On June 30, 2005 we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens. The results of operations of these theatres are classified as discontinued operations. Additionally, on September 1, 2005 we sold the remaining Japan theatre with 16 screens and classified its operations as discontinued operations. The information presented for all fiscal 2006 reflects the new classification. See Note 3-Discontinued Operations to the Consolidated Financial Statements for the components of the loss from discontinued operations.

Net Loss.   Net loss was $(18,489,000) and $(38,424,000) for the twenty-six weeks ended September 28, 2006 and the twenty-six weeks ended September 29, 2005, respectively.

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

Cash Flows from Operating Activities

Cash flows provided by (used in) operating activities, as reflected in the Consolidated Statements of Cash Flows, were $65,554,000 and $(4,312,000) during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively. The increase in operating cash flows during the twenty-six weeks ended September 28, 2006 is primarily due to increases in attendance and improvement in operating results, including amounts related to the Merger. We had a working capital surplus and (deficit) as of September 28, 2006 and March 30, 2006 of $19,432,000 and $(116,201,000), respectively. We received fireproofing checks totaling $7,880,000 during the twenty-six weeks ended September 28, 2006. Subsequent to September 28, 2006 we received additional fireproofing checks totaling $5,250,000. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $151,000,000 and $90,000,000 available on our credit facility to meet these obligations for the periods ended September 28, 2006 and March 30, 2006, respectively.

During the twenty-six weeks ended September 28, 2006, we sold 4 theatres in Spain with 86 screens, sold one theatre in Portugal with 20 screens, disposed of 8 theatres with 100 screens in the U.S. as required by and in connection with the approval of the Mergers, closed 7 theatres with 54 screens in the U.S., closed one managed theatre with 6 screens in the U.S., opened 2 new theatres with 33 screens in the U.S., acquired 2 theatres with 32 screens in the U.S., added 6 screens to an existing theatre in the U.S., opened one new theatre with 9 screens in Mexico and disposed of one theatre in Argentina with 8 screens resulting in a circuit total of 411 theatres and 5,635 screens.

Cash Flows from Investing Activities

Cash provided by (used in) investing activities, as reflected in the Consolidated Statements of Cash Flows were $27,339,000 and $(1,395,000), during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively. As of September 28, 2006, we had construction in progress of $28,257,000. We had 8 U.S. theatres with a total of 117 screens and one Mexico theatre with 12 screens under construction on September 28, 2006 that we expect to open in fiscal 2007. Cash outflows from investing activities include capital expenditures of $64,105,000 and $44,437,000 during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively. We expect that our gross capital expenditures in fiscal 2007 will be approximately $143,000,000.

In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal for a net sales price of approximately $35,446,000.

During the twenty-six weeks ended September 28, 2006, we sold six theatres with 68 screens, exchanged two theatres with 32 screens, and closed one theatre with eight screens in the U.S. as required by and in connection with the approval of the Mergers for an aggregate sales price of $64,193,000.

On June 30, 2005, we disposed of Japan AMC Theatres, Inc., including four of our five theatres in Japan, for a cash sales price of $44,861,000 and on September 1, 2005, sold our remaining Japan theatre for a sales price of $8,595,000.

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

Historically, we have either paid for or leased the equipment used in a theatre

Subsequent to the quarter ended September 28, 2006, National CineMedia, Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, LLC, announced that it filed a registration statement with the SEC for an initial public offering, or IPO, of up to $700 million of its common stock. Net proceeds from the IPO will be used to acquire newly issued equity interests from National CineMedia, LLC, and National CineMedia, LLC will distribute the net proceeds to each of AMC, Cinemark and Regal on a pro rata basis in connection with modifying payment obligations for access to our theatres. In connection with the completion of the IPO, National CineMedia also intends to enter into an approximately $725 million term loan facility the net proceeds of which will be used to redeem preferred units to be held by each of AMC, Cinemark and Regal on a pro rata basis pursuant to a recapitalization of National CineMedia, LLC prior to completion of the IPO. AMC expects to receive net IPO and debt proceeds upon completion of such transactions of approximately $425-$475 million. AMC is currently exploring alternatives for using the IPO and debt proceeds, and may use some or all of the proceeds to reduce debt or other discretionary transactions. There can be no guarantee that National CineMedia, Inc. will complete the IPO or debt transactions or that AMC will receive any of the expected proceeds.

In connection with the completion of the IPO, AMC intends to amend and restate its existing services agreement with National CineMedia, LLC whereby in exchange for our pro rata share of the IPO proceeds, AMC will agree to a modification of National CineMedia, LLC’s payment obligation under the existing agreement. The modification will extend the term of the agreement to 30 years, provide National CineMedia, LLC with a five year right of first refusal beginning one year prior to the end of the term and change the basis upon which AMC is paid by National CineMedia, LLC from a percentage of revenues associated with advertising contracts entered into by National CineMedia, LLC to a monthly theatre access fee. The theatre access fee would be composed of a fixed payment per patron and a fixed payment per digital screen, which would increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. Additionally, AMC will enter into the Loews Screen Integration Agreement with National CineMedia, LLC pursuant to which AMC will pay National CineMedia, LLC an amount that approximates the EBITDA that National CineMedia, LLC would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of this IPO, and National CineMedia, LLC will issue to AMC common membership units in National CineMedia, LLC increasing its expected ownership interest to appproximately 34%; such Loews payments will be made quarterly until May 2008. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, AMC would be required to purchase such time from National CineMedia, LLC at a negotiated rate. In addition, after completion of the IPO, AMC expects to receive mandatory quarterly distributions of excess cash from National CineMedia, LLC. There can be no guarantee that the amendment to the existing services agreement will occur.

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(11,267,000) and $6,455,000 during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

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

The New Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. As of September 28, 2006, we had no borrowings under the revolving credit facility and $646,750,000 was outstanding under the term loan facility.

Borrowings under the New Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 1.50% with respect to base rate borrowings and 2.125% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to AMCE attaining certain leverage ratios. In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees. We may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. We are required to repay $1,625,000 of the term loan quarterly, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Fixed Notes due 2012, Floating Notes due 2010, Notes due 2014 and Notes due 2016). Under the indentures relating to the Notes due 2012, Notes due 2014 and Notes due 2016, the most restrictive of the indentures, we could borrow approximately $163,000,000 and $6,300,000 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings) as of September 28, 2006 and March 30, 2006, respectively. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new “permitted indebtedness” under the terms of the indentures relating to the 2011, 2012, 2014 and 2016 notes.

The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make offers to repurchase all of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

As of September 28, 2006, we were in compliance with all financial covenants relating to the New Credit Facility, the Cinemex Credit Facility, the Notes due 2016, the Notes due 2011, the Notes due 2012, Notes due 2014, the Fixed Notes due 2012 and the Floating Notes due 2010.

We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures for at least the next twelve months and enable us to maintain compliance with covenants related to the new Credit Facility.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after June 15, 2007, for an employer without publicly traded equity securities, or April 3, 2008 for AMCE. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or April 2, 2009 for AMCE Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. We believe that as of March 30, 2006, our most recent fiscal year-end, this standard would have resulted in decreased liabilities and decreased accumulated other comprensive loss of approximately $5,365,000.

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or the first quarter of fiscal 2009 for AMCE. Early adoption is permitted. We do not anticipate this standard having a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by us in our fiscal year ending March 29, 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. We do not anticipate an effect on our consolidated financials statements with the adoption of SAB 108.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt the new requirements in the first quarter of fiscal 2008 and are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or

Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In February 2006, the FASB agreed to issue FASB Staff Position (FSP) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees’ control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. The adoption of FSP 123 R-4 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during a Construction Period. FSP 13-1 clarifies there is no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Accordingly, we are no longer able to capitalize rental costs during the construction period and began expensing them as preopening expense prior to the theatre opening date. This FSP is effective for the first reporting period beginning after December 15, 2005. We have adopted this FSP during the fourth quarter of fiscal 2006 which results in recognition of preopening expense during the “rent holiday”.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), which requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. It also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are not currently contemplating an accounting change which would be impacted by SFAS 154.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

Market risk on variable-rate financial instruments.   We maintain an $850,000,000 New Credit Facility comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our new revolving credit facility as of September 28, 2006 and had $646,750,000 outstanding under the term loan facility; therefore, a 100 basis point fluctuation in market interest rates would have increased or decreased interest expense on the new credit facility by approximately $3,202,000 during the twenty-six weeks ended September 28, 2006. Also included in long-term debt are $205,000,000 of our Floating Notes due 2010. A 100 basis point fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $1,025,000 during the twenty-six weeks ended September 28, 2006.

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

Foreign currency exchange rates.   We currently operate or have interests in theatres in Mexico, Argentina, Brazil, Chile, Uruguay, France, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive income (loss) by approximately $0.3 million and $44 million, respectively.

Item 4.              Controls and Procedures.

(a)   Evaluation of disclosure controls and procedures.

The Company maintains a set of disclosure controls and procedures designed to ensure that material information required to be disclosed in its filings under the Securities Exchange act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures were effective.

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

One of the cases referred to in our Annual Report on Form 10-K is Metreon Arbitration. The Company has reached an agreement in principle with the counterparties to settle this matter.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4.              Submission of Matters to a Vote of Security Holders.

On June 6, 2006 the Requisite Stockholder majority of Marquee Holdings Inc. approved settlement of fireproofing litigation where the Company has filed suit to recover damages as dislosed in Note 13—Commitments and Contingencies.

On June 6, 2006 the Requisite Stockholder majority of Marquee Holding’s Inc. approved the asset purchase agreement and such other related agreements for the sale and/or exchange of all the Company’s leasehold interests in the following theatres:  Fenway 13, Boston, Massachusetts; Keystone Park 16, Dallas, Texas; Meridian 16, Settle, Washington, and E-Walk 13, New York, New York, as well as associated intangible personal property, to Regal Cinemas, Inc., for a purchase price of $33,501,100 plus the transfer of Regal’s leasehold interest in the Crossroads Mall 16 theatre, Oklahoma City, Oklahoma and the Fiesta Square 16 theatre, Fayetteville, Arkansas.

Item 6.              Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
*2.1

Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed on June 24, 2005).

**2.2	Listing of subsidiary registrants and guarantors that have been merged into other subsidiaries registrants and guarantors.
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

*3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company’s Form 10-Q (File No. 1-8747) filed December 27, 2004).
*3.3	Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
*3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).

*3.3.2	S&J Theatres, Inc. (incorporated by reference from Exhibit 3.3.2 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.3	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.4	Loeks Acquisition Corp. (incorporated by reference from Exhibit 3.3.11 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.5	Loews Cineplex International Holdings, Inc. (incorporated by reference from Exhibit 3.3.15 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.6	Loews Cineplex Theatres Holdco, Inc. (incorporated by reference from Exhibit 3.3.16 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.7	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.8	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.9	Loews Theatres Clearing Corp. (incorporated by reference from Exhibit 3.3.23 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.10	Loews USA Cinemas Inc. (incorporated by reference from Exhibit 3.3.24 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.11	LTM Turkish Holdings, Inc. (incorporated by reference from Exhibit 3.3.27 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.12	Plitt Southern Theatres, Inc. (incorporated by reference from Exhibit 3.3.30 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.13	Plitt Theatres, Inc. (incorporated by reference from Exhibit 3.3.31 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.14	RKO Century Warner Theatres, Inc. (incorporated by reference from Exhibit 3.3.33 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.15	Star Theatres of Michigan, Inc. (incorporated by reference from Exhibit 3.3.35 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.16	Star Theatres, Inc. (incorporated by reference from Exhibit 3.3.36 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.17	The Walter Reade Organization, Inc. (incorporated by reference from Exhibit 3.3.37 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.18	Loews Chicago Cinemas, Inc. (incorporated by reference from Exhibit 3.3.41 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.19	Jersey Garden Cinemas, Inc. (incorporated by reference from Exhibit 3.3.57 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.20	Loews Meadowland Cinemas 8, Inc. (incorporated by reference from Exhibit 3.3.60 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).

*3.3.21	Loews Meadowland Cinemas, Inc. (incorporated by reference from Exhibit 3.3.61 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.22	Loews New Jersey Cinemas, Inc. (incorporated by reference from Exhibit 3.3.63 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.23	Loews Ridgefield Park Cinemas, Inc. (incorporated by reference from Exhibit 3.3.65 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.24	Loews West Long Branch Cinemas, Inc. (incorporated by reference from Exhibit 3.3.67 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.25	New Brunswick Cinemas, Inc. (incorporated by reference from Exhibit 3.3.70 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.26	Parsippany Theatre Corp. (incorporated by reference from Exhibit 3.3.71 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.27	White Marsh Cinemas, Inc. (incorporated by reference from Exhibit 3.3.73 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.28	Crescent Advertising Corporation (incorporated by reference from Exhibit 3.3.74) to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.29	Forty-Second Street Cinemas, Inc. (incorporated by reference from Exhibit 3.3.76 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.30	Lance Theatre Corporation (incorporated by reference from Exhibit 3.3.77 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.31	Leow’s California Theatres, Inc. (incorporated by reference from Exhibit 3.3.78 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.32	Fountain Cinemas, Inc. (incorporated by reference from Exhibit 3.3.85 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.33	Loews Arlington West Cinemas, Inc. (incorporated by reference from Exhibit 3.3.86 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.34	Loews Deauville North Cinemas, Inc. (incorporated by reference from Exhibit 3.3.87 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.35	Loews Fort Worth Cinemas, Inc. (incorporated by reference from Exhibit 3.3.88 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.36	Loews Houston Cinemas, Inc. (incorporated by reference from Exhibit 3.3.89 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.37	Loews Lincoln Plaza Cinemas, Inc. (incorporated by reference from Exhibit 3.3.90 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.38	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.39	AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*3.3.40	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.95 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.41	Centertainment, Inc. (incorporated by reference from Exhibit 3.3.96 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.42	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.43	National Cinema Network, Inc. (incorporated by reference from Exhibit 3.3.98 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.44	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006):
Crescent Advertising Corporation
Forty-Second Street Cinemas, Inc.
Fountain Cinemas, Inc.
Jersey Garden Cinemas, Inc.
Lance Theatre Corporation
Loeks Acquisition Corp.
Loews Arlington West Cinemas, Inc.
Loew’s California Theatres, Inc.
Loews Chicago Cinemas, Inc.
Loews Cineplex International Holdings, Inc.
Loews Cineplex Theatres Holdco, Inc.
Loews Citywalk Theatre Corporation
Loews Deauville North Cinemas, Inc.
Loews Fort Worth Cinemas, Inc.
Loews Houston Cinemas, Inc.
Loews Lincoln Plaza Cinemas, Inc.
Loews Meadowland Cinemas 8, Inc.
Loews Meadowland Cinemas, Inc.
Loews New Jersey Cinemas, Inc.
Loews Ridgefield Park Cinemas, Inc.
Loews Theatre Management Corp.
Loews Theatres Clearing Corp.
Loews USA Cinemas Inc.
Loews West Long Branch Cinemas, Inc.

LTM Turkish Holdings, Inc.
New Brunswick Cinemas, Inc.
Parsippany Theatre Corp.
Plitt Southern Theatres, Inc.
Plitt Theatres, Inc.
S&J Theatres Inc.
Star Theatres of Michigan, Inc.
Star Theatres, Inc.
The Walter Reade Organization, Inc.
White Marsh Cinemas, Inc.
*3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.6	Limited Liability Company Agreement of Loews Cineplex U.S. Callco, LLC. (incorporated by reference from Exhibit 3.7 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.7	Partnership Agreement of Loeks-Star Partners. (incorporated by reference from Exhibit 3.19 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.8	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.9	By-laws of AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.21 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.10	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.22 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.11	By-laws of Centertainment, Inc. (incorporated by reference from Exhibit 3.23 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.12	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.13	By-laws of National Cinema Network, Inc. (incorporated by reference from Exhibit 3.25 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.14	By-laws of Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.26 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*                    Previously filed

**             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.

Date: November 9, 2006	/s/ PETER C. BROWN
Peter C. Brown
Chairman of the Board, Chief Executive Officer and President

Date: November 9, 2006	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer