Form 10-Q
period 2006-12-28
AMC ENTERTAINMENT INC
filed 2007-02-14
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2006

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

Yes    ☐            No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares
Title of Each Class of Common Stock	Outstanding as of December 28, 2006
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
	(unaudited)		(unaudited)
Revenues
Admissions	$399,773	$267,683	$1,257,986	$799,860
Concessions	162,675	105,553	520,464	317,452
Other revenue	33,908	25,272	95,291	72,417
Total revenues	596,356	398,508	1,873,741	1,189,729
Costs and Expenses
Film exhibition costs	204,031	140,334	651,202	428,452
Concession costs	18,079	11,442	60,871	34,346
Operating expense	151,537	103,382	469,977	312,193
Rent	110,344	78,053	334,416	229,037
General and administrative:
Merger and acquisitions costs	2,826	269	8,547	2,909
Management fee	1,250	500	3,750	1,500
Other	6,366	10,061	35,996	28,105
Preopening expense	3,698	3,515	6,827	4,251
Theatre and other closure expense	611	410	8,321	1,390
Restructuring charges	—	27	—	3,935
Depreciation and amortization	64,157	35,931	192,687	108,478
Disposition of assets and other gains	(5,334)	(297)	(11,184)	(1,067)
Total costs and expenses	557,565	383,627	1,761,410	1,153,529
Other expense (income)
Other	(1,967)	(5,919)	(9,401)	(11,966)
Interest expense
Corporate borrowings	50,893	24,737	151,184	73,938
Capital and financing lease obligations	1,784	541	4,302	2,964
Investment expense (income)	(2,948)	2,625	(6,454)	2,254
Total other expense	47,762	21,984	139,631	67,190
Loss from continuing operations before income taxes	(8,971)	(7,103)	(27,300)	(30,990)
Income tax provision (benefit)	(2,100)	(2,600)	500	(13,100)
Loss from continuing operations	(6,871)	(4,503)	(27,800)	(17,890)
Earnings (loss) from discontinued operations, net of income tax provision	(41)	178	2,399	(24,859)
Net loss	$(6,912)	$(4,325)	$(25,401)	$(42,749)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 28, 2006	March 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$468,053	$230,115
Receivables, net of allowance for doubtful accounts of $1,403 as of December 28, 2006 and $1,339 as of March 30, 2006	87,727	56,611
Other current assets	32,016	34,647
Current assets held for sale	—	4,726
Total current assets	587,796	326,099
Property, net	1,324,427	1,501,048
Intangible assets, net	244,943	273,308
Goodwill	2,089,730	2,018,318
Other long-term assets	133,668	171,480
Noncurrent assets held for sale	7,300	112,337
Total assets	$4,387,864	$4,402,590
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$174,165	$150,383
Accrued expenses and other liabilities	178,320	157,068
Deferred revenues and income	114,200	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	21,433	30,804
Current liabilities held for sale	—	8,233
Total current liabilities	488,118	442,300
Corporate borrowings	2,226,086	2,223,869
Capital and financing lease obligations	50,664	64,016
Other long-term liabilities	404,567	417,018
Noncurrent liabilities held for sale	—	11,903
Total liabilities	3,169,435	3,159,106
Stockholder’s equity:
Common Stock, 1¢ par value; 1 share issued as of December 28, 2006 and March 30, 2006	—	—
Additional paid-in capital	1,482,922	1,477,667
Accumulated other comprehensive loss	(13,453)	(10,658)
Accumulated deficit	(251,040)	(223,525)
Total stockholder’s equity	1,218,429	1,243,484
Total liabilities and stockholder’s equity	$4,387,864	$4,402,590

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirty-nine Weeks Ended
	December 28, 2006	December 29, 2005
	(unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(25,401)	$(42,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	193,232	112,828
Non-cash portion of stock-based compensation	6,216	1,392
Non-cash portion of pension and postretirement expense	(6,155)	3,565
Deferred income taxes	(865)	6,183
Equity in losses from investments	3,681	3,578
Disposition of assets and other gains	(663)	(132)
Change in assets and liabilities, net of effects from acquisition:
Receivables	(25,778)	(19,997)
Other assets	(6,550)	21,553
Accounts payable	24,388	(7,260)
Accrued expenses and other liabilities	44,247	11,845
Other, net	(1,145)	1,362
Net cash provided by operating activities	205,207	92,168
Cash flows from investing activities:
Capital expenditures	(100,836)	(77,336)
Proceeds on disposal—discontinued operations	35,446	53,456
Proceeds on disposal—continuing operations	116,439	3,032
Net change in reimbursable construction advances	289	(3,090)
Other, net	(926)	(3,509)
Net cash provided by (used in) investing activities	50,412	(27,447)
Cash flows from financing activities:
Proceeds from sale/leasebacks	—	6,661
Repayment of Cinemex Credit Facility	(841)	—
Principal payments under capital and financing lease obligations	(2,800)	(2,369)
Principal payments under mortgage	(83)	—
Payments on Term Loan B	(4,875)	—
Change in construction payables	(3,325)	(5,103)
Deferred financing costs	(2,171)	(938)
Net cash used in financing activities	(14,095)	(1,749)
Effect of exchange rate changes on cash and equivalents	(3,586)	601
Net increase in cash and equivalents	237,938	63,573
Cash and equivalents at beginning of period	230,115	70,949
Cash and equivalents at end of period	$468,053	$134,522
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $1,405 and $2,306)	$121,667	$58,460
Income taxes paid	687	1,247
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$7,060	$—

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2006
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

AMC Entertainment Inc. (“AMCE” or the “Company”) is an intermediate holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. (“AMC”) and its subsidiaries, Grupo Cinemex, S.A. de C.V. (“Cinemex”) and AMC Entertainment International, Inc. (“AMCEI”) and its subsidiaries, is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada (“U.S. and Canada” formerly, North American theatrical exhibition) and in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006 and discontinued its operations in Spain and Portugal during the third quarter of fiscal 2007. The Company’s U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company’s international theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the Merger with Loews on January 26, 2006.

The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company’s annual report on Form 10-K for the year (52 weeks) ended March 30, 2006. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the thirty-nine weeks ended December 28, 2006 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2007.

The Company, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), adjusted its opening accumulated deficit for fiscal 2007 to reflect a change in its stock based compensation accounting. See Note 9—Staff Accounting Bulletin No. 108 for additional information on SAB 108.

The March 30, 2006 consolidated balance sheet data was derived from the audited balance sheet, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts primarily related to discontinued operations have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

Assets held for Sale:   In conjunction with the Merger (see Note 2), the Company entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees required the Company to hold separate and divest itself of 10 certain theatres. As a result, the Company classified the assets and liabilities of these theatres as held for sale. The Company sold six of these theatres during the 39 weeks ended December 28, 2006, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, and closed the remaining theatre during the third quarter of fiscal 2007. Proceeds from the sales were $64,302,000. These theatres were part of the Company’s U.S. and Canada theatrical exhibition operating segment. The Company recorded a loss on the sales of these theatres of $1,946,000 during the thirty-nine weeks ended December 28, 2006.

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

Advertising Costs:   The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs for the thirteen weeks ended December 28, 2006 and December 29, 2005 were $6,678,000 and $6,966,000, respectively. Advertising costs for the thirty-nine weeks ended December 28, 2006 and December 29, 2005 were $17,960,000 and $17,036,000, respectively.

Cash and Equivalents:   Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of December 28, 2006 and March 30, 2006 was $24,393,000 and $13,829,000, respectively.

NOTE 2—ACQUISITIONS

On June 20, 2005, Marquee Holdings Inc. (“Holdings”), the parent company of AMCE, entered into a merger agreement with LCE Holdings, Inc. (“LCE Holdings”), the parent of Loews Cineplex Entertainment Corporation (“Loews”), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into the Company, with the Company continuing after the merger (the “Merger” and collectively, the “Mergers”). The transaction closed on January 26, 2006. Upon completion of the Mergers, the stockholders of Holdings immediately prior to the Mergers, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., held approximately 60% of the outstanding capital stock of Holdings, and the stockholders of LCE Holdings immediately prior to the Merger, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors (collectively with J.P. Morgan Partners LLC and Apollo Management, L.P., the “Sponsors”), held approximately 40% of the outstanding capital stock of Holdings.

The purchase price paid by the Company in the Merger resulted in the recognition of goodwill because it exceeded the fair value of the assets acquired. The Company paid a price in excess of fair value of the assets acquired because it anticipated that the Merger would enhance its position as one of the world’s leading theatrical exhibition companies based on revenues and believed that it would be able to achieve corporate overhead savings by eliminating duplicative facilities and services, enhance operating efficiencies in areas such as advertising and field support and theatre-level staffing and realize economies of scale in several areas, most notably in purchasing and contracting for services and supplies.

Marquee Holdings Inc. issued 256,085.61252 shares of Class L-1 Common Stock and 256,085.61252 shares of Class L-2 Common Stock to the stockholders of LCE Holdings.

The Company has accounted for the Merger as a purchase in accordance with SFAS No. 141, Business Combinations, for a purchase price of $537,171,000 for the Class L-1 and Class L-2 Common Stock. The purchase price reflects the estimated fair value of shares issued for the Mergers of $268,585,500 for the Class L-1 shares and $268,585,500 for the Class L-2 shares. The purchase price for the Merger was based on a valuation study performed by an independent third party. Results of operations of Loews are included in the Company’s Consolidated Statements of Operations from January 26, 2006. The acquisition included 112 theatres with 1,308 screens in the United States, 40 theatres with 443 screens in Mexico (Cinemex), 4 managed/joint venture theatres with 55 screens in the United States and a 50% interest in Yelmo Cineplex, S.L. operating 27 theatres with 311 screens in Spain that is accounted for using the equity method. The Merger did not constitute a change in control.

The following is a summary of the allocation of the purchase price to the assets and liabilities of LCE Holdings based on management’s judgment after evaluating several factors, including actuarial estimates for pension liabilities, estimates of fair value for issuance of common stock and a valuation assessment prepared by a valuation specialist:

(In thousands)
Cash and equivalents	$142,512
Current assets	41,802
Property, net	726,993
Intangible assets, net	107,269
Goodwill	819,908
Other long-term assets	73,902
Current liabilities	(180,918)
Corporate borrowings	(1,054,192)
Capital and financing lease obligations	(32,524)
Other long-term liabilities	(107,581)
Total estimated purchase price	$537,171

Amounts recorded for goodwill were not subject to amortization, and were not considered deductible for income tax purposes. Goodwill in the amount of $615,447,000 and $204,461,000 was recorded at the Company’s U.S. and Canada theatrical exhibition operating segment and the International operating segment, respectively. During the thirteen weeks ended September 28, 2006, the Company recorded fair value adjustments of approximately $109 million to its preliminary allocation of purchase price related to property, which had the effect of reducing property and increasing goodwill. During the thirteen weeks ended September 28, 2006, the Company recorded fair value adjustments of approximately $15.6 million to its preliminary allocation of purchase price for deferred tax assets at Cinemex related to the adjustments to property, which had the effect of increasing deferred tax assets and reducing goodwill. In connection with the adjustment to fair value, the Company recorded a cumulative adjustment to depreciation expense of $2.2 million.

During the thirteen weeks ended December 28, 2006, the Company recorded a fair value adjustment of approximately $26.2 million to its preliminary allocation of purchase price related to deferred tax assets resulting in a full valuation allowance, for Cinemex which had the effect of reducing net deferred tax assets and increasing goodwill and recorded a fair value adjustment of $23.5 million related to its equity investment in Yelmo Cineplex, S.L. (“Yelmo”) which had the effect of increasing other long-term assets and decreasing goodwill.

The Merger included the acquisition of intangible assets including $43,133,000 related to favorable leases with a weighted average amortization period of 9.7 years, $2,300,000 related to Loews  trademark and tradename with an amortization period of 5 years,  $52,561,000 related to advertising and management contracts with a weighted average amortization period of 7.5 years, $1,940,000 related to Cinemex non-compete agreement with less than one year remaining on the agreement, and $7,335,000 related to Cinemex trademark and tradename which is not amortized. The weighted average life for the Loews and Cinemex amortizable intangible assets is 8.2 years. These fair values are based on management’s best estimate using available evidence, including a study performed by a valuation specialist. The Cinemex trademark and tradename are indefinite-lived intangible assets which are not subject to amortization but do require impairment evaluation during each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets are more fully discussed in Note 5—Goodwill and Other Intangible Assets.

Pro Forma Effect of Merger Transactions

The pro forma financial information presented below sets forth the Company’s pro forma consolidated statement of operations for the thirteen and thirty-nine weeks ended December 29, 2005 to give effect to the Mergers and the related debt issuances as if each transaction occurred on April 1, 2005. Such information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(In thousands)	Pro Forma December 29, 2005	Pro Forma December 29, 2005
Revenues
Admissions	$411,283	$1,216,795
Concessions	167,079	495,975
Other revenue	41,095	109,841
Total revenues	619,457	1,822,611
Cost of operations	385,360	1,166,301
Rent	107,729	319,004
General and administrative:
Merger and acquisition costs*	2,734	7,923
Management fee	1,250	3,750
Other	20,702	61,783
Preopening expense	7,704	8,714
Theatre and other closure expense	410	1,390
Restructuring charge	27	3,935
Depreciation and amortization	65,894	197,321
Disposition of assets and other losses (gains)	(365)	24
Total costs and expenses	591,445	1,770,145
Other income	(5,919)	(11,966)
Interest expense	49,334	152,624
Investment expense	2,196	3,080
Total other expense	45,611	143,738
Loss from continuing operations before income taxes	(17,599)	(91,272)
Income tax provision	2,500	7,500
Loss from continuing operations	(20,099)	(98,772)
Earnings (loss) from discontinued operations	178	(24,859)
Net loss	$(19,921)	$(123,631)
Operating Data (at period end):
Average screens—continuing operations	5,100	5,079
Number of screens operated		5,859
Number of theatres operated		435
Screens per theatre		13.5
Attendance (in thousands)—continuing operations	62,291	184,300

*                    Primarily represents nonrecurring costs for the Merger Transactions.

NOTE 3—DISCONTINUED OPERATIONS

On May 11, 2006, the Company sold two of its wholly-owned subsidiaries, AMC Entertainment Espana S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively “Iberia”), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the Company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The investment in Yelmo was reported within other long-term assets at March 30, 2006. The Company no longer has continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as the Company no longer has operations or significant cash flows from the Iberia component.

Information presented for all periods reflects the discontinued classification. The results of operations of the Iberia theatres were previously reported in the Company’s International theatrical exhibition operating segment. The Company has recorded a gain on sale of Iberia of approximately $2,609,000 which is included in discontinued operations. Goodwill of $11.7 million was allocated to the Iberia theatres in connection with the sale. The Iberia assets and liabilities were classified as held for sale at March 30, 2006.

Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company’s Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Revenues:
Admissions	$—	$8,848	$3,892	$23,491
Concessions	—	3,012	1,292	8,125
Other	—	452	172	1,194
Total revenues	—	12,312	5,356	32,810
Costs and Expenses:
Film exhibition costs	—	4,479	1,901	11,623
Concession costs	—	657	255	1,521
Operating expense	—	2,601	1,189	8,133
Rent	—	2,759	1,410	8,467
General and administrative expense—other	—	15	50	132
Depreciation and amortization	—	724	545	3,644
Disposition of assets and other gains (losses)	41	—	(2,609)	—
Total costs and expenses	41	11,235	2,741	33,520
Other Expense (Income):
Interest expense
Capital, financing lease obligations & other	—	458	220	1,415
Investment Income	—	(2)	(4)	(3)
Total other expense	—	456	216	1,412
Earnings (loss) before income taxes	(41)	621	2,399	(2,122)
Income tax provision	—	100	—	300
Earnings (loss) from discontinued operations	$(41)	$521	$2,399	$(2,422)

On June 30, 2005, the Company sold one of its wholly-owned subsidiaries, Japan AMC Theatres Inc., including four of its five theatres in Japan for a cash sales price of $44,861,000. The Company sold its remaining Japanese theatre in September 2005 for a cash sales price of $8,595,000. The Company opened its first theatre in Japan during fiscal 1997 and since that time the Company had incurred pre-tax losses of $38,689,000, including a $4,998,000 impairment charge in fiscal 2003. There was no gain or loss recorded on the dispositions of the Japanese theatres.

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

Components of amounts reflected as loss from discontinued operations in the Company’s Consolidated Statements of Operations for Japan are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
(In thousands)	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Revenues
Admissions	$—	$—	$—	$11,293
Concessions	—	—	—	2,134
Other	—	30	—	345
Total revenues	—	30	—	13,772
Expense
Film exhibition costs	—	—	—	6,076
Concession costs	—	(59)	—	323
Operating expense	—	13	—	3,244
Rent	—	—	—	3,918
General and administrative expense—other	—	619	—	1,842
Depreciation and amortization	—	—	—	706
Total costs and expenses	—	573	—	16,109
Loss before income taxes	—	(543)	—	(2,337)
Income tax provision (benefit)	—	(200)	—	20,100
Loss from discontinued operations	$—	$(343)	$—	$(22,437)

Goodwill of $44,774,000 was allocated to Japan AMC Theatres Inc. and goodwill of $6,599,000 was allocated to the Company’s Japan branch and disposed of in connection with the consummation of the sale of that entity on June 30, 2005. The goodwill is not deductible for tax purposes as discussed in Note 12—Income Taxes.

NOTE 4—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Net loss	$(6,912)	$(4,325)	$(25,401)	$(42,749)
Foreign currency translation adjustment	3,923	219	(1,203)	(2,145)
Unrealized loss on Cinemex swap agreement	(575)	—	(1,114)	—
Additional minimum pension liability	(674)	—	(674)	—
Increase in unrealized gain on marketable equity securities	100	57	196	91
Total comprehensive loss	$(4,138)	$(4,049)	$(28,196)	$(44,803)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	330	330
Fair value adjustments(1)	5,864	75,300	81,164
Goodwill allocated to sale of divestitures(2)	(10,082)	—	(10,082)
Balance as of December 28, 2006	$1,889,498	$200,232	$2,089,730

(1)          Adjustments to fair value relate primarily to changes in the preliminary estimated fair values of property, net (see Note 2-Acquisitions), a full valuation allowance recorded on the net deferred tax assets in Mexico (see Note 12-Income Taxes) and changes in the estimated fair value for the equity investment in Yelmo.

(2)          Allocations based on additional information the Company was awaiting with respect to the estimated sales price for these theatres during the preliminary allocation period.

	Weighted-average	December 28, 2006		March 30, 2006
(In thousands)	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$117,749	$(21,458)	$117,645	$(13,079)
Loyalty program	4 years	46,000	(21,332)	46,000	(14,950)
LCE trade name	5 years	2,300	(425)	2,300	(80)
LCE/Cinemex advertising and management contracts	3 to 25 years	51,986	(13,849)	52,159	(2,841)
Cinemex non-compete	—	1,592	(1,592)	1,656	(313)
Other intangible assets	1 to 16 years	23,623	(20,736)	30,701	(26,922)
Total, amortizable		$243,250	$(79,392)	$250,461	$(58,185)
Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		7,085		7,032
Total, unamortized		$81,085		$81,032

Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Recorded Amortization	$8,938	$4,461	$28,243	$12,876

Estimated amortization expense for the next five fiscal years for intangible assets owned as of December 28, 2006 is projected below:

(In thousands)	2007	2008	2009	2010	2011
Projected amortization expense	$37,146	$28,507	$22,288	$16,627	$14,686

NOTE 6—CORPORATE BORROWINGS

In December 2006, Cadena Mexicana de Exhibición S.A. de C.V., a wholly-owned subsidiary of Cinemex and an indirect wholly-owned subsidiary of AMC Entertainment Inc., amended its amended and restated senior secured revolving credit facility to extend it for an additional year, now maturing December 19, 2007. In December 2006, Cadena Mexicana de Exhibición S.A. de C.V. also modified the terms of its senior secured credit facility term loan. The Cinemex term loan will mature on August 16, 2011 and will amortize beginning on February 16, 2009 in installments ranging from 10% to 30% of the principal balance per annum over the five-year period.  Additionally, the applicable margin for the rate of interest has been modified to be based on a ratio of Net Debt to EBITDA.  The applicable margin will now be 200 basis points for a ratio of 2.50 times to 3.00 times, 175 basis points for a ratio of 2.01 times to 2.50 times, 150 basis points for a ratio of 1.51 times to 2.00 times and 125 basis points for a ratio at or below 1.50 times.

As of December 2006, Cinemex had 1,132.8 million Mexican pesos (approximately $104.8 million) outstanding under the senior secured credit facility, and 99.1 million Mexican pesos (approximately $9.1 million) outstanding under the senior secured revolving credit facility.

NOTE 7—INVESTMENTS

Initial Public Offering of National CineMedia, Inc.

On February 13, 2007, National CineMedia, Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, LLC, completed its initial public offering (“IPO”) of 42,000,000 shares of Common Stock at a price of $21.00 per share. The shares began trading on the Nasdaq Global Market on February 8, 2007 under the ticker “NCMI”. Net proceeds from the IPO were used to acquire newly issued equity interests from National CineMedia, LLC and National CineMedia, LLC distributed the net proceeds to each of AMC, Cinemark and Regal on a pro rata basis in connection with modifying payment obligations for access to our theatres. In connection with the completion of the IPO, National CineMedia, LLC entered into a $725 million term loan facility the net proceeds of which were used to redeem preferred units held by each of AMC, Cinemark and Regal on a pro rata basis pursuant to a recapitalization of National CineMedia, LLC prior to completion of the IPO. The Company received net IPO and debt proceeds upon completion of such transactions of $517.1 million.

Non-consolidated Affiliates

The Company accounts for its investments in non-consolidated entities using the cost and equity methods of accounting, has recorded the investments within other long-term assets in its consolidated balance sheets and records equity in earnings or losses of these entities within investment income in its consolidated statements of operations. As of December 28, 2006, the Company holds, among other equity investments, a 50% interest in Hoyts General Cinemas South America (“HGCSA”), an entity that operates 17 theatres in South America.

As of December 28, 2006 the Company held a 29% interest in National CineMedia, LLC. As of December 28, 2006, and March 30, 2006 the Company has recorded $15.2 million and $9.2 million, respectively, of amounts due from National CineMedia, LLC related to on-screen advertising revenue. The Company recorded revenues for advertising from National CineMedia, LLC of $32 million during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively. Subsequent to the IPO, the Company holds a 18.6% interest in National CineMedia, LLC.

Condensed financial information of HGCSA is shown below. All amounts are presented under accounting principles generally accepted in the United States of America. Financial information of immaterial non-consolidated entities has been omitted.

Financial Condition:

(dollars in thousands)	December 28, 2006
Current assets	$26,049
Noncurrent assets	33,634
Total assets	$59,683
Current liabilities	$50,120
Noncurrent liabilities	2,919
Total liabilities	53,039
Stockholders’ equity	6,644
Liabilities and stockholders’ equity	$59,683
The Company's recorded investment in HGCSA(1)	$8,232

(1)             The Company’s recorded investment exceeds its proportional ownership of the underlying equity of HGCSA. The differences will be amortized to equity in losses over the estimated useful lives of the related deferred revenues of 4 years and periodically evaluated for impairment.

Operating Results:

Thirteen Weeks Ended
(dollars in thousands)	December 28, 2006
Revenues	$7,522
Operating costs & expenses	11,844
Net earnings (loss)	$(4,322)
The Company’s recorded equity in loss of HGCSA	$(2,031)

NOTE 8—STOCKHOLDER’S EQUITY

The Company accounts for stock options using the fair value method of accounting as prescribed by Financial Accounting Standards Board Statement No. 123(R), Share Based Payments (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107, Share Based Payments (“SAB 107”) and has valued the options using the Black-Scholes formula including management’s judgement and a contemporaneous valuation prepared as of December 28, 2006 by an unrelated valuation specialist which indicated a fair value price per share of the underlying shares of $1,949.70 per share. The Company has recorded $4,571,000 and $645,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized a deferred income tax benefit of $0 and $250,000 in its Consolidated Statements of Operations during the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively. The Company has recorded $6,216,000 and $1,392,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of approximately $0 and $557,000 in its Consolidated Statements of Operations during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively. One of the holders of stock options has put rights associated with their options deemed to be within their control whereby they can require Holdings to repurchase their options and as a result, the expense for these options is remeasured each reporting period as liability based options at Marquee Holdings Inc. and the related compensation expense is included in the Company’s financial statements. However, since the put option that causes liability classification is a put to AMCE’s parent Marquee Holdings Inc. rather than

AMCE, AMCE’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation.

During the thirty-nine weeks ended December 28, 2006 the Company revised its preliminary estimated purchase price for the Merger by $3,500,000 which reduced additional paid-in capital and also recorded an increase to additional paid-in capital of $6,216,000 related to stock-based compensation expense.

Common Stock Rights & Privileges

Holdings’ Class A-1 voting Common Stock, Class A-2 voting Common Stock, Class N nonvoting Common Stock, Class L-1 voting Common Stock and Class L-2 voting Common Stock entitle the holders thereof to the same rights and privileges, subject to the same qualifications, limitations and restrictions with respect to dividends. Additionally, each share of Class A Common Stock, Class L Common Stock and Class N Common Stock shall automatically convert into one share of Residual Common Stock on a one-for-one basis immediately prior to the consummation of an Initial Public Offering.

NOTE 9—STAFF ACCOUNTING BULLETIN NO. 108.

In September 2006, the SEC released SAB 108. SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance sheet of retained earnings in the year of adoption. Such adjustments do not require previously filed reports with the SEC to be amended. The Company elected early application of SAB 108 on September 29, 2006. In accordance with SAB 108, the Company has adjusted its opening accumulated deficit for fiscal 2007 for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Stock based compensation

Stock Option Awards

The Company has increased its opening accumulated deficit for fiscal 2007 for an adjustment to reverse the mark to market effects, which reduced otherwise reported stock based compensation expense, for stock options awarded to one member of management that had been classified as liabilities under SFAS 123R. The Company’s financial statements have also been revised to increase additional paid-in capital for the mark to market effects.

Stock option awards were made by our parent, Marquee Holdings Inc., to two members of our management team and the related compensation expense and liability were recorded in AMCE's financial statements.

Since the underlying shares are equity classified, the Company has not and does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of the options) is not within the employee's control, the options for this member of management are equity.

The options for the other member of management, notwithstanding that the underlying shares are equity classified, were correctly classified as liabilities based upon the guidance in FAS 123R as the put option exercisable upon retirement is within the employee's control. However, since the put option that causes liability classification is a put to our parent rather than AMCE, the parent's liabilities should not have been recorded by AMCE. Accordingly, our financial statements have also been revised to reflect the mark to market effect and related compensation expense of these options through additional paid-in capital.

The impact of the item noted above on fiscal 2007 opening Other Long-Term Liabilities, Additional paid-in capital and Accumulated deficit as of March 31, 2006 is presented below (dollars in thousands):

Stock based compensation expense
Cumulative decrease in Other Long-Term Liabilities	$425
Cumulative increase in Additional Paid-in Capital	$2,539
Cumulative increase in Accumulated deficit	$2,114

The adjustments for the first and second quarters of fiscal 2007 were immaterial to those periods individually and in the aggregate and were recorded during the third quarter of 2007. Additionally, the adjustments were not material to the third quarter

NOTE 10—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

A rollforward for theatre and other closure reserves for leases which have terminated is as follows (in thousands):

	Thirty-Nine Weeks Ended
	December 28, 2006			December 29, 2005
	Theatre and Other	Merger Exit costs(1)	Total	Total
Beginning balance	$21,716	$4,618	$26,334	$28,506
Theatre and other closure expense	8,097	224	8,321	1,390
Transfer of deferred rent and capital lease obligations	—	—	—	677
Purchase price adjustment	(195)	(718)	(913)	—
Payments	(11,212)	(2,104)	(13,316)	(6,859)
Ending balance	$18,406	$2,020	$20,426	$23,714

(1)          There were no merger exit costs recorded during the thirty-nine weeks ended December 29, 2005.

Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. For changes in the Company’s theatre closure liability due to the passage of time where the Company has based its expected payments to landlords on discounted amounts, accretion expense is included as a component of theatre and other closure expense.

Theatre closure reserves at December 28, 2006 and March 30, 2006 by operating segment are as follows (in thousands):

	December 28, 2006	March 30, 2006
U.S. and Canada Theatrical Exhibition	$17,921	$20,811
International Theatrical Exhibition	517	471
Other	156	315
Total segment reserves	18,594	21,597
Corporate	1,832	4,737
	$20,426	$26,334

NOTE 11—RESTRUCTURING

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

During the fourth quarter of fiscal 2006, the Company recorded a liability of $27,090,000 related to one-time termination benefits and other costs for the displacement of approximately 230 associates in connection with the Mergers as part of purchase accounting. The Company recorded an additional $4,845,000 liability related to closures of Loews’ duplicate administrative facilities in connection with the Mergers as part of purchase accounting. In the thirty-nine weeks ended December 29, 2005, the Company recorded $3,935,000 in restructuring charges and paid $8,353,000 in related expenses. The Company’s reorganization was substantially complete as of December 29, 2005.

A summary of restructuring activity is set forth below (in thousands):

Thirty-Nine Weeks Ended
December 28, 2006
(In thousands)	Merger Severance Benefits
Beginning balance	$10,571
Merger adjustment(1)	(1,244)
Payments	(8,706)
Ending balance	$621

(1)          Represents adjustments to goodwill for changes in estimated termination benefits based on actual amounts.

Restructuring reserves at December 28, 2006 and March 30, 2006 by operating segment are as follows (in thousands):

	December 28, 2006	March 30, 2006
U.S. and Canada Theatrical Exhibition	$—	$—
International Theatrical Exhibition	—	—
Other	—	—
Total Segment reserves	—	—
Corporate	621	10,571
	$621	$10,571

NOTE 12—INCOME TAXES

For the thirty-nine weeks ended December 28, 2006 and December 29, 2005 our pre-tax loss was ($24,901,000) and ($35,449,000), comprised of domestic jurisdictional losses of ($27,800,000) and ($25,494,000), and foreign jurisdictional income of $2,899,000 and loss of ($9,955,000), respectively.

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	—	(50.4)
Foreign rate differential	10.6	—
Valuation allowance	(37.0)	(1.5)
State income taxes, net of federal tax benefit	(9.5)	(2.7)
Other, net	(1.1)	(1.0)
Effective tax rate	(2.0)%	(20.6)%

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

Based upon the consideration of all available evidence, the Company has provided a valuation allowance on deferred tax assets recorded beginning in the fourth quarter of fiscal year 2006. The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty regarding the ultimate realization of those assets in all taxing jurisdictions. The Company recorded a valuation allowance of $26.2 million against its deferred tax assets in Mexico during the thirteen weeks ended December 28, 2006, which had the effect of increasing goodwill (see Note 2—Acquisitions).

The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year’s estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company’s effective tax rate. During the current period, income tax expense differed from the expected tax benefit using the U.S. federal statutory tax rate of 35% primarily due to state income taxes and the change in valuation allowance recorded against net deferred tax assets. Additionally, income tax expense reflects the net expense related to the continued impact of the Texas gross margins tax. The current year disposition of Portugal and Spain operations did not have a material impact on the income tax provision as the tax benefit derived from the sale was fully offset by an increase in valuation allowance. Non-deductible goodwill relates to the goodwill disposed of with the Japan theatres, which is discussed in Note 3—Discontinued Operations.

NOTE 13—EMPLOYEE BENEFIT PLANS

The Company sponsors a frozen non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Employees may become eligible for these benefits at retirement provided the employee is at least age 55 and has at least 15 years of credited service after age 40. The Company also sponsors a postretirement deferred compensation plan.

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

Net periodic benefit cost recognized for the Company’s plans during the thirteen weeks ended December 28, 2006 and December 29, 2005 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Components of net periodic benefit costs:
Service cost	$795	$959	$228	$143
Interest cost	1,314	1,150	387	215
Expected return on plan assets	(1,116)	(909)	—	—
Curtailment gain	(10,983)	—	—	—
Net periodic benefit cost	$(9,990)	$1,200	$615	$358

Net periodic benefits cost recognized for the Company’s plans during the thirty-nine weeks ended December 28, 2006 and December 29, 2005 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Components of net periodic benefit costs:
Service cost	$2,387	$2,877	$684	$428
Interest cost	3,943	3,450	1,162	646
Expected return on plan assets	(3,348)	(2,726)	—	—
Curtailment gain	(10,983)	—	—	(1,110)
Net periodic benefit cost	$(8,001)	$3,601	$1,846	$(36)

On November 7, 2006, the Company’s Board of Directors approved an amendment to freeze the Company’s Defined Benefit Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Enhancement Plan (the “Plans”) as of December 31, 2006. On December 20, 2006 the Company amended and restated the Plans to implement the freeze as of December 31, 2006.  As a result of the freeze there will be no further benefits accrued after December 31, 2006, but continued vesting for associates with less than five years of vesting service. The Company will continue to fund existing benefit obligations and there will be no new participants in the future. As a result of amending and restating the Plans to implement the freeze, the Company has recognized a curtailment gain of $10,983,000 in its consolidated financial statements which was recorded within General and administrative: Other.

The Company’s reorganization activities during fiscal 2005 and fiscal 2006 resulted in a partial curtailment of the Company’s postretirement deferred compensation plan and, as such, curtailment gains of $1,110,000 were recognized during the thirty-nine weeks ended December 29, 2005.

NOTE 14—OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29 2005	December 28, 2006	December 29, 2005
Revenues
U.S. and Canada theatrical exhibition	$554,491	$390,065	$1,737,480	$1,160,415
International theatrical exhibition	41,849	5,972	136,209	16,290
Other	16	2,471	52	13,024
Total revenues	$596,356	$398,508	$1,873,741	$1,189,729
Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$103,242	$70,110	$328,720	$200,062
International theatrical exhibition	11,311	(732)	39,087	(3,604)
Other	(221)	(848)	(1,131)	(1,477)
Segment Adjusted EBITDA	$114,332	$68,530	$366,676	$194,981

A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Loss from continuing operations before income taxes	$(8,971)	$(7,103)	$(27,300)	$(30,990)
Plus:
Interest expense	52,677	25,278	155,486	76,902
Depreciation and amortization	64,157	35,931	192,687	108,478
Preopening expense	3,698	3,515	6,827	4,251
Theatre and other closure expense	611	410	8,321	1,390
Restructuring charges	—	27	—	3,935
Disposition of assets and other gains	(5,334)	(297)	(11,184)	(1,067)
Investment expense (income)(1)	(2,948)	2,625	(6,454)	2,254
Other income(2)	—	(2,686)	—	(2,686)
General and administrative expense—unallocated:
Merger and acquisition costs	2,826	269	8,547	2,909
Management fee	1,250	500	3,750	1,500
Other(3)	6,366	10,061	35,996	28,105
Segment Adjusted EBITDA	$114,332	$68,530	$366,676	$194,981

(1)          Investment income includes equity in losses from investments of $1,226,000 and $2,919,000 during the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively. Investment income includes equity in losses from investments of $3,681,000 and $3,578,000 during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively.

(2)          Other income is comprised of net insurance recoveries for property losses related to Hurricane Katrina.

(3)          Including stock-based compensation expense of $4,571,000 and $645,000 for the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively. Including stock-based compensation expense of $6,216,000 and $1,392,000 for the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively.

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

Thirteen weeks ended December 28, 2006:

(in thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$374,733	$25,040	$—	$399,773
Concessions	—	148,258	14,417	—	162,675
Other revenue	—	25,671	8,237	—	33,908
Total revenue	—	548,662	47,694	—	596,356
Costs and Expenses
Film exhibition costs		193,188	10,843	—	204,031
Concession costs	—	14,884	3,195	—	18,079
Operating expense	—	137,832	13,705	—	151,537
Rent	—	101,837	8,507	—	110,344
General and administrative:
Merger and acquisition costs	—	2,819	7	—	2,826
Management fee	—	1,250	—	—	1,250
Other	48	4,168	2,150	—	6,366
Preopening expense	—	2,931	767	—	3,698
Theatre and other closure expense	—	595	16	—	611
Depreciation and amortization	—	56,108	8,049	—	64,157
Disposition of assets and other gains	—	(5,334)	—	—	(5,334)
Total cost and expenses	48	510,278	47,239	—	557,565
Other expense (income)
Equity in net (earnings) loss of subsidiaries	1,434	6,399	—	(7,833)	—
Other income	—	(1,967)	—	—	(1,967)
Interest expense
Corporate borrowings	48,069	45,778	4,160	(47,114)	50,893
Capital and financing lease obligations	—	958	826	—	1,784
Investment expense (income)	(42,639)	(9,202)	1,779	47,114	(2,948)
Total other expense	6,864	41,966	6,765	(7,833)	47,762
Loss from continuing operations before income taxes	(6,912)	(3,582)	(6,310)	7,833	(8,971)
Income tax provision (benefit)	—	(2,148)	48	—	(2,100)
Earnings (loss) from continuing operations	$(6,912)	$(1,434)	$(6,358)	$7,833	(6,871)
Loss from discontinued operations, net of income taxes	$—	$—	$(41)	$—	$(41)
Net earnings (loss)	$(6,912)	$(1,434)	$(6,399)	$7,833	$(6,912)

Thirty-nine Weeks ended December 28, 2006:

(in thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,173,076	$84,910	$—	$1,257,986
Concessions	—	469,852	50,612	—	520,464
Other revenue	—	75,009	20,282	—	95,291
Total revenues	—	1,717,937	155,804	—	1,873,741
Cost and Expenses
Film exhibition costs	—	613,755	37,447	—	651,202
Concession costs	—	49,361	11,510	—	60,871
Operating expense	—	427,887	42,090	—	469,977
Rent	—	309,305	25,111	—	334,416
General and administrative:
Merger and acquisition costs	—	8,540	7	—	8,547
Management fee	—	3,750	—	—	3,750
Other	146	28,435	7,415	—	35,996
Preopening expense	—	5,121	1,706	—	6,827
Theatre and other closure expense	—	8,285	36	—	8,321
Depreciation and amortization	—	169,411	23,276	—	192,687
Disposition of assets and other gains	—	(11,184)	—	—	(11,184)
Total costs and expenses	146	1,612,666	148,598	—	1,761,410
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(14,445)	4,909	—	9,536	—
Other income	—	(9,401)	—	—	(9,401)
Interest expense
Corporate borrowings	142,972	112,306	11,573	(115,667)	151,184
Capital and financing lease obligations	—	3,016	1,286	—	4,302
Investment expense (income)	(103,272)	(19,498)	649	115,667	(6,454)
Total other expense	25,255	91,332	13,508	9,536	139,631
Earnings (loss) continuing operations before income taxes	(25,401)	13,939	(6,302)	(9,536)	(27,300)
Income tax provision (benefit)	—	(506)	1,006	—	500
Earnings (loss) from continuing operations	$(25,401)	$14,445	$(7,308)	$(9,536)	$(27,800)
Earnings from discontinued operations, net of income taxes	—	—	$2,399	$—	$2,399
Net earnings (loss)	$(25,401)	$14,445	$(4,909)	$(9,536)	$(25,401)

Thirteen weeks ended December 29, 2005:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$264,932	$2,751	$—	$267,683
Concessions	—	104,483	1,070	—	105,553
Other	—	24,780	492	—	25,272
Total revenues	—	394,195	4,313	—	398,508
Costs and Expenses
Film exhibition costs	—	139,045	1,289	—	140,334
Concession costs	—	11,203	239	—	11,442
Operating expense	—	101,608	1,774	—	103,382
Rent	—	76,077	1,976	—	78,053
General and administrative:
Merger and acquisition costs	—	269	—	—	269
Management fee	—	500	—	—	500
Other	48	9,885	128	—	10,061
Preopening expense	—	3,515	—	—	3,515
Theatre and other closure expense	—	386	24	—	410
Restructuring charges	—	27	—	—	27
Depreciation and amortization	—	35,750	181	—	35,931
Disposition of assets and other gains	—	(297)	—	—	(297)
Total costs and expenses	48	377,968	5,611	—	383,627
Other expense (income)
Other income	—	(5,919)	—	—	(5,919)
Equity in net losses (income) of subsidiaries	(2,653)	1,710	—	943	—
Interest expense
Corporate borrowings	25,390	14,761	767	(16,181)	24,737
Capital and financing lease obligations	—	541	—	—	541
Investment expense (income)	(13,760)	41	163	16,181	2,625
Total other expense	8,977	11,134	930	943	21,984
Earnings (loss) from continuing operations before income taxes	(9,025)	5,093	(2,228)	(943)	(7,103)
Income tax provision (benefit)	(4,700)	2,097	3	—	(2,600)
Earnings (loss) from continuing operations	(4,325)	2,996	(2,231)	(943)	(4,503)
Earnings (loss) from discontinued operations, net of income taxes	—	(343)	521	—	178
Net earnings (loss)	$(4,325)	$2,653	$(1,710)	$(943)	$(4,325)

Thirty-nine weeks ended December 29, 2005:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$792,563	$7,297	$—	$799,860
Concessions	—	314,637	2,815	—	317,452
Other	—	70,961	1,456	—	72,417
Total revenues	—	1,178,161	11,568	—	1,189,729
Costs and Expenses
Film exhibition costs	—	425,052	3,400	—	428,452
Concession costs	—	33,704	642	—	34,346
Operating expense	—	306,396	5,797	—	312,193
Rent	—	222,854	6,183	—	229,037
General and administrative:
Merger and acquisition costs	—	2,909	—	—	2,909
Management fee	—	1,500	—	—	1,500
Other	146	27,718	241	—	28,105
Preopening expense	—	4,251	—	—	4,251
Theatre and other closure expense	—	1,317	73	—	1,390
Restructuring charges	—	3,935	—	—	3,935
Depreciation and amortization	—	108,021	457	—	108,478
Disposition of assets and other gains	—	(1,067)	—	—	(1,067)
Total costs and expenses	146	1,136,590	16,793	—	1,153,529
Other expense (income)
Other income	—	(11,966)	—	—	(11,966)
Equity in net losses of subsidiaries	21,454	26,408	—	(47,862)	—
Interest expense
Corporate borrowings	75,285	42,725	2,132	(46,204)	73,938
Capital and financing lease obligations	—	2,964	—	—	2,964
Investment income	(39,936)	(2,863)	(1,151)	46,204	2,254
Total other expense	56,803	57,268	981	(47,862)	67,190
Loss from continuing operations before income taxes	(56,949)	(15,697)	(6,206)	47,862	(30,990)
Income tax provision (benefit)	(14,200)	1,090	10	—	(13,100)
Loss from continuing operations	(42,749)	(16,787)	(6,216)	47,862	(17,890)
Loss from discontinued operations, net of income taxes	—	(4,667)	(20,192)	—	(24,859)
Net loss	$(42,749)	$(21,454)	$(26,408)	$47,862	$(42,749)

As of December 28, 2006:

(in thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidating AMC Entertainment Inc.
Asset
Current assets:
Cash and equivalents	$—	$428,863	$39,190	$—	$468,053
Receivables, net	2,292	66,524	18,911	—	87,727
Other current assets	400	24,620	6,996	—	32,016
Total current assets	2,692	520,007	65,097	—	587,796
Investment in equity of subsidiaries	11,916	236,124	—	(248,040)	—
Property, net	—	1,171,133	153,294	—	1,324,427
Intangible assets, net	—	217,715	27,228	—	244,943
Intercompany advances	3,345,504	(3,352,875)	7,371	—	—
Goodwill	—	1,889,498	200,232	—	2,089,730
Other long-term assets	38,572	70,171	24,925	—	133,668
Noncurrent assets held for sale	—	7,300	—	—	7,300
Total assets	$3,398,684	$759,073	$478,147	$(248,040)	$4,387,864
Liabilities and Stockholders Equity
Current Liabilities:
Accounts payable	$—	$151,193	$22,972	$—	$174,165
Accrued expenses and other liabilities	52,443	113,098	12,779	—	178,320
Deferred revenues and income	—	108,137	6,063	—	114,200
Current maturities of corporate borrowing and capital and financing lease obligations	6,500	5,117	9,816	—	21,433
Total current liabilities	58,943	377,545	51,630	—	488,118
Corporate borrowings	2,121,312	—	104,774	—	2,226,086
Capital and financing lease obligations	—	37,733	12,931	—	50,664
Other long-term liabilities	—	331,879	72,688	—	404,567
Total liabilities	2,180,255	747,157	242,023	—	3,169,435
Stockholders’ equity (deficit)	1,218,429	11,916	236,124	(248,040)	1,218,429
Total liabilities and stockholders’ equity	$3,398,684	$759,073	$478,147	$(248,040)	$4,387,864

March 30, 2006:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$196,445	$33,670	$—	$230,115
Receivables, net	1,893	37,497	17,221	—	56,611
Other current assets	(8,346)	26,751	16,242	—	34,647
Current assets held for sale	—	529	4,197	—	4,726
Total current assets	(6,453)	261,222	71,330	—	326,099
Investment in equity of subsidiaries	(228,082)	233,618	—	(5,536)	—
Property, net	—	1,279,899	221,149	—	1,501,048
Intangible assets, net	—	242,058	31,250	—	273,308
Intercompany advances	3,591,713	(3,554,609)	(37,104)	—	—
Goodwill	—	1,893,716	124,602	—	2,018,318
Other long-term assets	40,802	101,909	28,769	—	171,480
Noncurrent assets held for sale	—	61,340	50,997	—	112,337
Total assets	$3,397,980	$519,153	$490,993	$(5,536)	$4,402,590
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$133,143	$17,240	$—	$150,383
Accrued expenses and other liabilities	19,902	126,022	11,144	—	157,068
Deferred revenues and income	—	88,578	7,234	—	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,119	21,185	—	30,804
Current liabilities held for sale	—	3,560	4,673	—	8,233
Total current liabilities	26,402	354,422	61,476	—	442,300
Corporate borrowings	2,128,094	2,188	93,587	—	2,223,869
Capital and financing lease obligations	—	32,868	31,148	—	64,016
Other long-term liabilities	—	345,854	71,164	—	417,018
Noncurrent liabilities held for sale	—	11,903	—	—	11,903
Total liabilities	2,154,496	747,235	257,375	—	3,159,106
Stockholder’s equity	1,243,484	(228,082)	233,618	(5,536)	1,243,484
Total liabilities and stockholder’s equity	$3,397,980	$519,153	$490,993	$(5,536)	$4,402,590

Thirty-nine weeks ended December 28, 2006:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(17,332)	$195,427	$27,112	$—	$205,207
Cash flows from investing activities:
Capital expenditures	—	(82,106)	(18,730)	—	(100,836)
Proceeds on disposal—discontinued operations	—	—	35,446	—	35,446
Proceeds on disposal—continuing operations	—	116,439	—		116,439
Net change in reimbursable construction advances	—	289	—	—	289
Other, net	2,749	(8,002)	4,327	—	(926)
Net cash provided by (used in) investing activities	2,749	26,620	21,043	—	50,412
Cash flows from financing activities:
Repayment of Cinemex Credit Facility	—	—	(841)	—	(841)
Principal payments under capital and financing lease obligations	—	(2,254)	(546)	—	(2,800)
Principal payments under mortgage	—	(83)	—	—	(83)
Payment on Term Loan B	(4,875)	—	—	—	(4,875)
Change in construction payables	—	(3,325)	—	—	(3,325)
Deferred financing costs	(2,062)	—	(109)	—	(2,171)
Change in intercompany advances	21,520	16,033	(37,553)	—	—
Net cash provided by (used in) financing activities	14,583	10,371	(39,049)	—	(14,095)
Effect of exchange rate changes on cash and equivalents	—	—	(3,586)	—	(3,586)
Net increase in cash and equivalents	—	232,418	5,520	—	237,938
Cash and equivalents at beginning of period	—	196,445	33,670	—	230,115
Cash and equivalents at end of period	$—	$428,863	$39,190	$—	$468,053

Thirty-nine weeks ended December 29, 2005:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$35	$134,383	$(42,250)	$—	$92,168
Cash flows from investing activities:
Capital expenditures	—	(77,004)	(332)	—	(77,336)
Proceeds on disposal—discontinued operations	—	8,595	44,861	—	53,456
Proceeds on disposal—continuing operations	—	3,032	—	—	3,032
Net change in reimbursable construction advances	—	(3,090)	—		(3,090)
Other, net	(75)	(3,384)	(50)	—	(3,509)
Net cash provided by (used in) investing activities	(75)	(71,851)	44,479	—	(27,447)
Cash flows from financing activities:
Proceeds from sale/leasebacks	—	6,661	—	—	6,661
Principal payments under capital and financing lease obligations	—	(2,104)	(265)	—	(2,369)
Change in construction payables	—	(5,103)	—	—	(5,103)
Change in intercompany advances	978	8,894	(9,872)	—	—
Deferred financing costs	(938)	—	—	—	(938)
Net cash provided by (used in) financing activities	40	8,348	(10,137)	—	(1,749)
Effect of exchange rate changes on cash and equivalents	—	—	601	—	601
Net increase (decrease) in cash and equivalents	—	70,880	(7,307)	—	63,573
Cash and equivalents at beginning of period	—	42,524	28,425	—	70,949
Cash and equivalents at end of period	$—	$113,404	$21,118	$—	$134,522

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

As a result of the January 10, 2006 order AMCE estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

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

On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at twelve of its stadium-style theatres and to survey and make required betterments for its patrons with disabilities at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of 2.0 years. Through December 28, 2006 AMCE has incurred approximately $9.9 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

American Multi Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi Cinema, Inc. v. Bovis Construction Corp. et al.(Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). AMCE is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 21 theatres. AMCE currently estimates its claim for repair costs at these theatres will aggregate approximately $33.6 million of which it has expended approximately $27.4 million through December 28, 2006. The remainder is for projected costs of repairs yet to be performed. AMCE also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

AMCE has received settlement payments from various parties in connection with this matter of $13,130,000, $935,000, $2,610,000 and $925,000 during fiscal 2007, 2006, 2005 and 2004, respectively. AMCE has entered into settlement agreements with various parties providing for additional settlement payments. Gain contingencies are recognized upon receipt and recorded in disposition of assets and other gains in the Consolidated Statements of Operations.

The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

In November 2003, the Cineplex Galaxy Income Fund (the ‘‘Fund’’), a Canadian income trust, was established to indirectly hold substantially all the assets of Cineplex Odeon Corporation (“COC”), a former wholly-owned subsidiary of Loews, and all of the capital stock of Galaxy Entertainment, Inc., another Canadian film exhibitor controlled by Onex, one of Loews’ former Stockholders. On November 26, 2003, the Fund completed an initial public offering of Fund Units in Canada. As a result of these transactions, Loews, through COC, indirectly owned 44.4% of the Fund and agreed to indemnify the Fund, the holders of Fund Units and the underwriters, among others, for liabilities resulting from misrepresentations in the prospectus used in the offering of Fund Units and breaches of the representations and warranties made by COC in the various agreements entered into in connection with the sale of COC’s assets and the offering. Loew’s total maximum liability under this indemnity was limited to the net cash proceeds of the offering plus amounts drawn under the Cineplex Galaxy Term Loan facility that was put in place in connection with the offering ($164.5 million). In connection with the sale of COC to affiliates of Onex and OCM Cinema, these affiliates agreed to indemnify Loews for any and all liabilities resulting from Loew’s indemnification obligations.

In January 2004, Loew’s issued a corporate guaranty on behalf of Neue Filmpalast, its former German partnership, for certain acquisition related costs that the partnership was required to pay. In April 2004, Loews made an additional contribution of $1.2 million to Neue Filmpalast, its German partnership, which the Company believes satisfied a significant portion of the guaranty. Additionally, a subsidiary of Loews was guarantor of several of the theatre leases of Neue Filmpalast. In connection with the sale of Loews interest in the German operations to affiliates of Onex and OCM Cinema, these affiliates have agreed to indemnify the Company for any and all liabilities resulting from Loew’s indemnification obligations.

Based upon the Company’s historical experience and information known as of December 28, 2006, the Company believes its potential liability related to its guarantees and indemnities is not material.

NOTE 17—NEW ACCOUNTING PRONOUNCEMENTS

In November 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-09, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Subsidiary or an Equity Method Investee (“EITF 06-09”). EITF 06-09 concludes that the parent entity should report the elimination of a lag in reporting the subsidiary’s financial results in their consolidated financial statements as a change in accounting principle through retrospective application pursuant to the provisions of FASB Statement No. 154,Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, unless it is impractical to do so. This EITF should be applied prospectively for all applicable changes, beginning in the first interim or annual period following final Board approval; early adoption will be permitted. If this consensus were finalized, the company would not expect it to have an impact on the consolidated financial position, results of operations, or cash flows.

In October 2006, the FASB agreed to issue FSP No. 123(R)-6, Technical Corrections of Statement 123(R), which amends four paragraphs of SFAS 123(R). The first amendment exempts nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options and share options expected to vest. The second revises the computation of minimum compensation costs to be recognized when using the “straight-line” attribution method. The third addresses Illustration 13(e), indicating that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed. The fourth amends the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of this FSP are required after October 20, 2006; early application is permitted for periods for which financial statements have not yet been issued. The adoption of FSP 123(R)-6 did not have an impact on the consolidated financial position, results of operations, or cash flows.

In October 2006, the FASB agreed to issue FSP No. 123(R)-5, Amendment of FSP FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services Under FAS 123(R).” This FSP indicates that if the modification was made solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or measurement will result if there is no increase in fair value of the award and all holders of the same class of equity instruments are treated in the same manner. The provisions of this FSP are required after October 10, 2006; early application is permitted for periods for which financial statements have not yet been issued. The adoption of FSP 123(R)-5 did not have an impact on the consolidated financial position, results of operations, or cash flows.

In October 2006, the FASB released Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities, or March 29, 2007 for the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or April 2, 2009 for the Company. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The Company believes that as of March 30, 2006, its most recent fiscal year-end, this standard would have resulted in decreased liabilities and decreased accumulated other comprehensive loss of approximately $5,365,000.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending March 29, 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. As discussed in Note 9—Staff Accounting Bulletin No. 108, the Company adopted SAB 108 on September 29, 2006.

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

In February 2006, the FASB issued FSP No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees’ control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under SFAS 123(R), where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. As discussed in Note 9—Staff Accounting Bulletin No. 108, the Company adopted SAB 108 on September 29, 2006.

NOTE 18—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

In connection with the Mergers, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provides for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the fee agreement will provide for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Holdings of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain AMCE’s corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. The Company has recorded Management fee expense of $1,250,000 and $3,750,000 during the thirteen and thirty-nine weeks ended December 28, 2006.

Upon the consummation of a change in control transaction or an IPO, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. On January 29, 2007 Marquee Holdings Inc., the parent company of AMC Entertainment Inc., filed an amendment to its registration statement on Form S-1 with the U.S. Securities and Exchange Commission in connection with the proposed IPO of shares of Marquee Holdings’ common stock by certain of its stockholders. The number of shares to be offered and the price range for the offering have not been determined. Marquee Holdings Inc. has recorded expenses in connection with the proposed IPO of approximately $775,000 during the thirteen weeks ended December 28, 2006. Upon consummation of the initial public offering, the Sponsors will receive an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement. We estimate that our aggregate payment to the Sponsors would have been $40.1 million had the offering occurred on December 28, 2006.

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

Control Arrangement

The Sponsors will have the ability to control the Company’s affairs and policies and the election of directors and appointment of management both before and after the Company’s proposed IPO.

Continuing Service Agreement

In connection with the termination of his current employment agreement with Loews, the Company is paying Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, has paid him a lump sum payment of $1,575,000, and will provide outplacement assistance and automobile benefits through December 31, 2006. In addition, in order to facilitate integration following the Mergers, the Company has entered into an agreement with Mr. Reid, whereby Mr. Reid is providing cer tain transitional consulting services to the Company and reports to Mr. Peter C. Brown, the Company’s Chief Executive Officer. Pursuant to the continuing service agreement, which may be terminated by Mr. Reid at any time or by the Company after December 31, 2006, the Company has paid Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for any month thereafter through December 31, 2006. Under certain circumstances, Mr. Reid will have the right to require Holdings to purchase, and Holdings will have the right to require Mr. Reid to sell, on one occasion, all shares of common stock of Holdings that Mr. Reid received in the Merger in exchange for payment to him of his original purchase price for his shares of Loews common stock of $600,000. The continuing service agreement is not intended to create an employment relationship between Mr. Reid and the Company and his services are being provided on an independent contractor basis.

Option Grant to Travis Reid

Pursuant to his Continuing Service Agreement, effective as of January 26, 2006, Holdings has granted Mr. Reid an option under the Holdings 2004 Stock Option Plan to acquire Class N Common Stock at an exercise price ($1,000 per share) not less than the fair market value (as determined by the Board of Directors of Holdings) on the date of grant. The option is subject to other terms and conditions substantially similar to the terms of Holdings options currently held by employees and is also subject to the Management Stockholders Agreement. The option vests in three installments on December 23, 2006, 2007 and 2008, and vests in full upon a change of control of Holdings or AMCE.

Cinemex

Cinemex from time to time purchases services or enters into arrangements with parties related to its employees. For example, Miguel Angel Dávila, Chief Executive Officer and President of Cinemex and on the board of Cinemex, and Adolfo Fastlicht Kurián, a Director of Cinemex, are minority investors in the construction of the new shopping center where one of Cinemex’s new theatres opened in December 2004. Mr. Kurián’s father is the general manager of three construction companies that provide theatre construction services to Cinemex and Mr. Kurián is an investor in these companies. In addition, Cinemex signed a waiver to allow a McDonald’s restaurant owned by Mr. Kurián’s wife to open in a shopping center where, under the lease, the landlord was prohibited from leasing space to a business that would compete with the theatre’s concessions. A relative of Mr. Dávila is the manager of Consultores en Información Electrónica, S.A. de C.V., the company which renders web hosting, electronic marketing, e-mail and software services to one of Cinemex’s subsidiaries. This arrangement may be terminated by Cinemex upon 30-days notice.

Market Making Transactions

On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 (the “Holdco Notes”). On the same date, Marquee sold $250,000,000 in aggregate principal amount of its 8 5/8% Senior Notes due 2012 and $205,000,000 in aggregate principal amount of its Senior Floating Notes due 2010 (Collectively, the “Senior Notes”). J.P. Morgan Securities Inc., an affiliate of JPMP which owns approximately 20.8% of Holdings, was an initial purchaser of both the Holdco Notes and the Senior Notes, which is equivalent to the role of an underwriter in a registered securities offering.

On January 26, 2006 AMCE sold $325,000,000 in aggregate principal amount of its 11% Senior Subordinated Notes due 2016. JP Morgan Securities Inc., an affiliate of JPMP which owns approximately 20.8% of Holdings, was an initial purchaser of these notes which is equivalent to the role of an underwriter in a registered securities offering. Credit Suisse Securities (USA) LLC, whose affiliates own approximately

1.6% of Holdings, was also an initial purchaser of these notes. JPMP does not hold any of the debt obligations discussed above. The debt obligations discussed above were offered in reliance on Rule 144A.

Management Fee Agreement

Prior to the Mergers; the Company was required to pay the Marquee Sponsors an annual management fee of up to $2.0 million in the aggregate, payable quarterly, under a management fee agreement. In connection with the merger with Marquee, Holdings, Marquee and the Marquee Sponsors entered into the management fee agreement pursuant to which AMCE, as the surviving corporation in the merger with Marquee, paid to each of JPMP and Apollo a one-time sponsorship fee of $10.0 million in consideration of the completion of the merger with Marquee and the capitalization of Holdings. The Company recorded the one-time sponsorship fees paid to JPMP and Apollo of $10 million each as General and administrative: Merger and acquisition costs for the Successor period from inception on July 16, 2004 through March 31, 2005. The management fee agreement also provided for an annual management fee of $2.0 million, in the aggregate; payable quarterly and in advance to each Marquee Sponsor for the duration of the agreement, as well as reimbursements for each Marquee sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the management fee agreement provided for reimbursements of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. The Company has recorded Management fee expense of $500,000 and $1,500,000 during the thirteen and thirty-nine weeks ended December 29, 2005.

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

Overview

We are one of the world’s leading theatrical exhibition companies. As of December 28, 2006, we owned, operated or had interests in 382 theatres and 5,340 screens with 87%, or 4,637 of our screens in the U.S. and Canada, and 13%, or 703 of our screens in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, and the United Kingdom.

Our principal directly owned subsidiaries are AMC Entertainment Inc., American Multi-Cinema, Inc. (“AMC”), Grupo Cinemex, S.A. de C.V. (“Cinemex”) and AMC Entertainment International, Inc. (“AMCEI”). We conduct our U.S. and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries. We are operating theatres outside the United States primarily through Cinemex and AMCEI and its subsidiaries.

On March 29, 2005, AMC Entertainment, along with Regal Entertainment Group (“Regal”), combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC (“NCM”). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We record our share of on-screen advertising revenues generated by our advertising subsidiary, National Cinema Network, Inc. (“NCN”) and NCM in other theatre revenues. We contributed fixed assets and exhibitor agreements of our cinema screen advertising subsidiary NCN to NCM. We also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to our investment in NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above NCM issued a 37% interest in its Class A units to NCN. Since that date, our interest in NCM has declined to 29% due to the entry of new investors. On February 7, 2007, National CineMedia, Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, LLC, announced the pricing of its initial public offering (“IPO”) of 38,000,000 shares of common stock at a price of $21.00 per share. Subsequent to the IPO, the Company holds a 18.6% interest in National CineMedia, LLC.

On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, the parent of Loews, pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMC Entertainment continuing after the Mergers. The transactions closed on January 26, 2006. Upon completion of the Mergers, JPMP, Apollo, JPMP’s and Apollo’s co-investors, affiliates of Bain, Carlyle, Spectrum and management held 100% of Holdings’ outstanding capital stock.

In conjunction with the Mergers, we entered into a final judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees require us to hold separate and divest ourselves of certain theatres. We sold six of these theatres during the thirty-nine weeks ended December 28, 2006 for an aggregate sales price of $64.3 million, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, retained one of the theatres pursuant to an agreement reached with the California Attorney General and closed one remaining theatre during the third quarter of fiscal 2007.

In connection with the Mergers, on January 26, 2006, the Company engaged in the following financing transactions:

•       issued $325.0 million in aggregate principal amount of 11% senior subordinated notes due 2016 (the “Notes due 2016”);

•       entered a new senior secured credit facility with Citicorp North America, Inc., Banco Nacional De Mexico, S.A., Integrante del Grupo Financiero Banamex and the lenders named therein, consisting of a $650.0 million term loan facility and a $200.0 million revolving credit facility (the “New Credit Facility”);

•       terminated AMC Entertainment’s March 25, 2004 senior secured credit facility, under which no amounts were outstanding;

•       repaid all outstanding amounts under Loews’ existing senior secured credit facility and the termination of all commitments thereunder (the “Loews Facility”); and

•       completed a tender offer and consent solicitation for all $315.0 million aggregate principal amount of Loews’ outstanding 9.0% senior subordinated notes due 2014.

The proceeds of the financing transactions were used to repay amounts outstanding under the Loews Facility, to fund the tender offer, to pay related fees and expenses, and to pay fees and expenses related to the Mergers.

In connection with the Mergers, we acquired Loews on January 26, 2006, which significantly increased our size. In the Mergers, we acquired 112 theatres with 1,308 screens in the United States (included in our U.S. and Canada operating segment) and 40 theatres with 443 screens in Mexico (included in our International operating segment) that are included in our consolidated results of operations from January 26, 2006. Accordingly, results of operations for the fifty-two weeks ended March 30, 2006, which include nine weeks of operations of the businesses we acquired, are not comparable to our results for the fifty-two weeks ended March 31, 2005 and the results of operations for the thirteen and thirty-nine weeks ended December 28, 2006, which include thirteen and thirty-nine weeks of operations of the business we acquired, are not comparable to our results for the thirteen and thirty-nine weeks ended December 29, 2005.

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

In May 2006, AMCEI and its subsidiary, AMC Entertainment International Limited, sold their interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal. These operations have been classified as discontinued operations as a result of our disposition of Yelmo Cineplex, S.L. (“Yelmo”) in December 2006.

In December 2006 we disposed of our equity method investment in Yelmo which owned and operated 27 theatres with 310 screens in Spain on the date of sale.

During the thirty-nine weeks ended December 28, 2006, we sold 4 wholly-owned theatres in Spain with 86 screens, sold one theatre in Portugal with 20 screens, disposed of 8 theatres with 100 screens in the U.S. and closed one theatre with six screens as required by and in connection with the approval of the Mergers discussed below, closed 13 theatres with 101 screens in the U.S., closed one managed theatre with 6 screens in the U.S., opened six new theatres with 95 screens in the U.S., acquired two theatres, with 32 screens in the U.S., added 6 screens to an existing theatre in the U.S., opened two new theatres with

21 screens in Mexico, closed 4 screens on an existing theatre in Hong Kong, opened one theatre with 6 screens in Hong Kong, disposed of 28 theatres with 318 screens with our joint-venture in Spain and disposed of one theatre in Argentina with 8 screens resulting in a circuit total of 382 theatres and 5,340 screens. As of December 28, 2006, we owned, operated or had interests in 382 theatres and 5,340 screens with 87%, or 4,637 of our screens in the U.S. and Canada, and 13%, or 703 of our screens in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France and the United Kingdom.

For financial reporting purposes we have three segments, (1) U.S. and Canada theatrical exhibition (formerly, North American theatrical exhibition), (2) International theatrical exhibition and (3) Other, with the most significant activity in Other related to on-screen advertising.

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

We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through March 30, 2006, AMC Entertainment and Loews added 191 theatres with 3,475 new screens, acquired 431 theatres with 3,007 screens and disposed of 666 theatres with 4,018 screens. As of December 28, 2006, approximately 72% of our screens in the U.S. and Canada were located in megaplex theatres.

Operating Results

Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s U.S. and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 14—Operating Segments to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	% Change	December 28, 2006	December 29, 2005	% Change
	(thousands of dollars, except operating data)			(Dollars in thousands)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$378,625	$263,378	43.8%	$1,186,054	$788,018	50.5%
Concessions	149,991	104,256	43.9%	475,740	313,971	51.5%
Other theatre	25,875	22,431	15.4%	75,686	58,426	29.5%
	554,491	390,065	42.2%	1,737,480	1,160,415	49.7%
International theatrical exhibition
Admissions	21,148	4,305	*	71,932	11,842	*
Concessions	12,684	1,297	*	44,724	3,481	*
Other theatre	8,017	370	*	19,553	967	*
	41,849	5,972	*	136,209	16,290	*
Other	16	2,471	(99.4)%	52	13,024	(99.6)%
Total revenues	$596,356	$398,508	49.6%	$1,873,741	$1,189,729	57.5%
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$195,110	$138,298	41.1%	$620,137	$422,886	46.6%
Concession costs	15,037	11,166	34.7%	50,091	33,604	49.1%
Theatre operating expense	139,250	98,063	42.0%	433,550	291,462	48.8%
Rent	103,819	75,661	37.2%	314,383	221,681	41.8%
Preopening expense	2,931	3,515	(16.6)%	5,121	4,251	20.5%
Theatre and other closure expense	595	386	54.1%	8,285	1,317	*
	456,742	327,089	39.6%	1,431,567	975,201	46.8%
International theatrical exhibition
Film exhibition costs	8,921	2,036	*	31,065	5,566	*
Concession costs	3,042	276	*	10,780	742	*
Theatre operating expense	12,050	2,000	*	35,244	6,230	*
Rent	6,525	2,392	*	20,033	7,356	*
Preopening expense	767	—	*	1,706	—	*
Theatre closure	16	24	(33.3)%	36	73	(50.7)%
	31,321	6,728	*	98,864	19,967	*
Other	237	3,319	(92.9)%	1,183	14,501	(91.8)%
General and administrative expense:
Merger and Acquisition costs	2,826	269	*	8,547	2,909	*
Management Fee	1,250	500	*	3,750	1,500	*
Other	6,366	10,061	(36.7)%	35,996	28,105	28.1%
Restructuring charge	—	27	(100.0)%	—	3,935	(100.0)%
Depreciation and amortization	64,157	35,931	78.6%	192,687	108,478	77.6%
Disposition of assets and other gains	(5,334)	(297)	*	(11,184)	(1,067)	*
Total costs and expenses	$557,565	$383,627	45.3%	$1,761,410	$1,153,529	52.7%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Operating Data (at period end):
Screen additions	80	76	128	92
Screen acquisitions	—	—	32	—
Screen dispositions	371	29	649	116
Average screens—continuing operations(1)	5,092	3,366	5,111	3,350
Number of screens operated			5,340	3,690
Number of theatres operated			382	244
Screens per theatre			14.0	15.1
Attendance—continuing operations(1) (in thousands)	56,888	38,592	184,207	115,662

(1)          Includes consolidated theatres only.

*                    Percentage change in excess of 100%

Thirteen weeks Ended December 28, 2006 and December 29, 2005

Revenues.   Total revenues increased 49.6%, or $197,848,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. This increase included approximately $180,083,000 of additional admission and concessions revenues resulting from the Merger.

U.S. and Canada theatrical exhibition revenues increased 42.2%, or $164,426,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. Admissions revenues increased 43.8%, or $115,247,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005, due to a 33.3% increase in total attendance, including the increased attendance and admissions revenues of $110,043,000 due to the Merger, and a 7.9% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the third quarter of fiscal 2006) increased 0.4% during the thirteen weeks ended December 28, 2006 over the comparable period last year primarily due to higher average ticket prices partially offset by a 5.2% decrease in attendance at comparable theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres (including comparable theatres acquired in the Merger) outperformed industry comparable theatres in the markets where we operate. Concessions revenues increased 43.9%, or $45,735,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the increase in attendance and an 8.0% increase in average concessions per patron related primarily to price increases. Concession revenues increased by $40,686,000 due to the Merger. Other theatre revenues increased 15.4%, or $3,444,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

International theatrical exhibition revenues increased $35,877,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. Admissions revenues increased by $17,935,000 due to the theatres acquired in Mexico in the Merger. Overall, admissions revenues increased $16,843,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the theatres acquired in Mexico. Concessions revenues increased $11,419,000 due to the theatres acquired in Mexico in the Merger. Overall, concession revenues increased

$11,387,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due primarily to the theatres acquired in Mexico.

Revenues from Other decreased 99.4%, or $2,455,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the contribution of NCN’s net assets to NCM on March 29, 2005 and the related run-off of customer contracts. The revenues of NCN during fiscal 2006 and 2007 are comprised of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada Other theatre revenues.

Costs and expenses.   Total costs and expenses increased 45.3%, or $173,938,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $162,299,000.

U.S. and Canada theatrical exhibition costs and expenses increased 39.6%, or $129,653,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. Film exhibition costs increased 41.1%, or $56,812,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the increase in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 51.5% in the current period as compared with 52.5% in the prior period due to more favorable film rental terms primarily from theatres acquired in the Merger. Concession costs increased 34.7%, or $3,871,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the increase in concessions revenues partially offset by a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.0% in the current period compared with 10.7% in the prior period. As a percentage of revenues, theatre operating expense was 25.1% in the current period as compared to 25.1% in the prior period. Rent expense increased 37.2%, or $28,158,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 primarily due to the Merger, which increased rent expense by approximately $25,852,000. During the thirteen weeks ended December 28, 2006, we recognized $595,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods. During the thirteen weeks ended December 29, 2005, we recognized $386,000 of theatre and other closure expense related primarily to accretion of the closure liability related to theatres closed during prior periods.

International theatrical exhibition costs and expenses increased $24,593,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks year ended December 29, 2005. Film exhibition costs increased $6,885,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the increase in admissions revenues. Overall, film exhibition costs increased $7,385,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the theatres acquired in Mexico. Concession costs increased $2,766,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the increase in concession revenues. Overall, concession costs increased $2,760,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the theatres acquired in Mexico. As a percentage of revenues, theatre operating expense was 28.8% in the current period compared to 33.5% in the prior period. Theatre operating expense as a percentage of revenues in Mexico was 27.6% in the current period. Rent expense increased 172.8%, or $4,133,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005, primarily as a result of the theatres acquired in Mexico. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

Costs and expenses from Other decreased 92.9%, or $3,082,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005 due to the contribution of net assets by NCN to NCM and run-off of customer contracts.

General and Administrative Expense:

Merger and acquisition costs.   Merger and acquisition costs increased $2,557,000 from $269,000 to $2,826,000 during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. Current year costs are primarily comprised of professional and consulting, repairs and maintenance to update certain of the Loews theatres and salaries costs related to the Merger and other potential divestiture activities.

Management fees.   Management fees increased $750,000 during the current period. For fiscal 2007, management fees of $1,250,000 will be paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

Other.   Other general and administrative expense decreased 36.7%, or $3,695,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005, due primarily to a curtailment gain of $10,983,000 related to our defined benefit pension plan (see Note 13—Employee Benefit Plans) partially offset by expense at Cinemex of $2,071,000, increases in other salaries of $898,000 and additional increased professional and consulting fees of $663,000, primarily related to the Merger. Additionally, stock compensation expense increased $3,926,000 based on the increase in estimated fair value for outstanding options (see Note 8—Stockholder’s Equity and Note 9—Staff Accounting Bulletin No. 108).

Restructuring Charges.   Restructuring charges were $0 during the thirteen weeks ended December 28, 2006 as compared to $27,000 during the thirteen weeks ended December 29, 2005. The prior period expenses are primarily related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure and contribution of assets by NCN to NCM.

Depreciation and Amortization.   Depreciation and amortization increased 78.6%, or $28,226,000, compared to the prior period, due primarily to increased asset values associated with the Merger.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $5,334,000 in the current period compared to $297,000 in the prior period. The current and prior periods include $5,250,000 and $260,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres (see Note 16—Commitments and Contingencies). The current period includes a gain on U.S. dispositions of theatres as required by and in connection with the Mergers of approximately $84,000.

Other Income.   Other income includes $1,967,000 and $1,265,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively. Other income also includes insurance recoveries related to Hurricane Katrina of $3,032,000 for property losses related to Hurricane Katrina, net of disposition losses of $346,000 and $1,968,000 for business interruption during the thirteen weeks ended December 29, 2005.

Interest Expense.   Interest expense increased 108.4%, or $27,399,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the New Credit Facility for $850,000,000, of which $645,125,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $3,150,000 during the thirteen weeks ended December 28, 2006.

Investment Income.   Investment income was $2,948,000 for the thirteen weeks ended December 28, 2006 compared to an investment loss of $2,625,000 for the thirteen weeks ended December 29, 2005. Interest income increased $3,465,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $1,226,000 in the current period compared to $2,919,000 in the prior period. Equity in earnings (losses) related to our investment in Hoyts General Cinemas South America (“HGCSA”) and Yelmo for the thirteen weeks ended December 28, 2006 were ($2,031,000) and $1,094,000, respectively.

Income Tax Benefit.   The benefit for income taxes from continuing operations was $2,100,000 for the thirteen weeks ended December 28, 2006 compared to $2,600,000 for the thirteen weeks ended December 29, 2005. See Note 12—Income Taxes to the Consolidated Financial Statements.

Loss from Discontinued Operations, Net.   On May 11, 2006, we sold AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively “Iberia”), including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal.  At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations.  On June 30, 2005, we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens, and classified its operations as discontinued operations.  The information presented for all fiscal 2007 and 2006 reflects the new classifications. See Note 3—Discontinued Operations for the components of the loss from discontinued operations.

Net Loss.   Net loss was $6,912,000 and $4,325,000 for the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively.

Thirty-nine weeks Ended December 28, 2006 and December 29, 2005

Revenues.   Total revenues increased 57.5%, or $684,012,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. This increase included approximately $564,712,000 of additional admission and concessions revenues resulting from the Merger.

U.S.and Canada theatrical exhibition revenues increased 49.7%, or $577,065,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Admissions revenues increased 50.5%, or $398,036,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005, due to a 41.6% increase in total attendance, including the increased attendance and admissions revenues of $334,369,000 due to the Merger, and a 6.3% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2006) increased 4.2% during the thirty-nine weeks ended December 28, 2006 over the comparable period last year, primarily due to a 4.1% increase in average ticket price and a 0.1% increase in attendance at comparable theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres (including comparable theatres acquired in the Merger) performed in line with overall performance of industry comparable theatres in the markets where we operate. Concessions revenues increased 51.5%, or $161,769,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in attendance and a 7.0% increase in average concessions per patron related primarily to price increases. Concession revenues increased by $126,013,000 due to the Merger. Other theatre revenues increased 29.5%, or $17,260,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and

NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

International theatrical exhibition revenues increased $119,919,000 during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Admissions revenues increased by $63,125,000 due to the theatres acquired in Mexico in the Merger. Overall, admissions revenues increased $60,090,000 during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Concessions revenues increased $41,205,000 due to the theatres acquired in Mexico in the Merger. Overall, concession revenues increased $41,243,000 during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005.

Revenues from Other decreased 99.6%, or $12,972,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the contribution of NCN’s net assets to NCM on March 29, 2005 and the related run-off of customer contracts. The revenues of NCN during fiscal 2006 and 2007 are comprised of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada Other theatre revenues.

Costs and expenses.   Total costs and expenses increased 52.7%, or $607,881,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $508,193,000.

U.S.and Canada theatrical exhibition costs and expenses increased 46.8%, or $456,366,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Film exhibition costs increased 46.6%, or $197,251,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.3% in the current period as compared with 53.7% in the prior period due to more favorable film rental terms primarily from theatres acquired in the Merger. Concession costs increased 49.1%, or $16,487,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in concessions revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.5% in the current period compared with 10.7% in the prior period. As a percentage of revenues, theatre operating expense was 25.0% in the current period as compared to 25.1% in the prior period. Rent expense increased 41.8%, or $92,702,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 primarily due to the Merger, which increased rent expense by $76,007,000. During the thirty-nine weeks ended December 28, 2006, we recognized $8,285,000 of theatre and other closure expense due primarily to the closure of 23 theatres with 227 screens and to accretion of the closure liability related to theatres closed during prior periods. During the thirty-nine weeks ended December 29, 2005, we recognized $1,317,000 of theatre and other closure expense related primarily to accretion of the closure liability related to theatres closed during prior periods.

International theatrical exhibition costs and expenses increased $78,897,000 during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Film exhibition costs increased $25,499,000 during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in admissions revenues. Overall, film exhibition costs increased $26,945,000 during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the theatres acquired in Mexico. Concession costs increased $10,038,000 during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in concession revenues. Overall, concession costs increased $10,004,000 during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the theatres acquired in Mexico. As a percentage of revenues, theatre operating expense was 25.9% in the current period compared to 38.2% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 24.2% in the current period. Rent expense increased $12,677,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 primarily as a result of the theatres acquired in Mexico. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

Costs and expenses from Other decreased 91.8%, or $13,318,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the contribution of net assets by NCN to NCM and run-off of customer contracts.

General and Administrative Expense:

Merger and acquisition costs.   Merger and acquisition costs increased $5,638,000 from $2,909,000 to $8,547,000 during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Current year costs are primarily comprised of professional and consulting, repairs and maintenance to update certain of the Loews theatres and salaries costs related to the Merger and other potential divestiture activities.

Management fees.   Management fees increased $2,250,000 during the thirty-nine weeks ended December 28, 2006. For fiscal 2007, management fees of $1,250,000 will be paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

Other.   Other general and administrative expense increased 28.1%, or $7,891,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. We incurred expense at Cinemex of $7,189,000, incentive-based compensation increased $2,405,000 due to improvements in operating results and we experienced increases in other salaries of $1,759,000 and professional services and consulting of $1,011,000 primarily related to the Merger. Additionally, stock compensation expense increased $4,824,000 based on the increase in estimated fair value for outstanding options (see Note 8—Stockholder’s Equity and Note 9—Staff Accounting Bulletin No. 108). These increases were partially offset by a curtailment gain of $10,983,000 related to our defined benefit pension plan (see Note 13—Employee Benefit Plans), and a decrease in charitable contributions of $1,187,000 due primarily to contributions related to Hurricane Katrina in the prior year.

Restructuring Charges.   Restructuring charges were $0 during the thirty-nine weeks ended December 28, 2006 as compared to $3,935,000 during the thirty-nine weeks ended December 29, 2005. The prior period expenses are primarily related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure and contribution of assets by NCN to NCM.

Depreciation and Amortization.   Depreciation and amortization increased 77.6%, or $84,209,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $11,184,000 in the current period compared to $1,067,000 in the prior period. The current and prior periods include $13,130,000 and $935,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres (see Note 16—Commitments and Contingencies). The current period includes a loss on the U.S. dispositions of theatres as required by and in connection with the Mergers of $1,946,000.

Other Income.   Other income includes $9,401,000 and $7,312,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively. Other income also includes insurance recoveries related to Hurricane Katrina of $3,032,000 for property losses related to Hurricane Katrina, net of disposition losses of $346,000 and $1,968,000 for business interruption during the thirty-nine weeks ended December 29, 2005.

Interest Expense.   Interest expense increased 102.2%, or $78,584,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the New Credit Facility for $850,000,000, of which $645,125,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $9,182,000 during fiscal 2007.

Investment Income.   Investment income was $6,454,000 for the thirty-nine weeks ended December 28, 2006 compared to a loss of $2,254,000 for the thirty-nine weeks ended December 29, 2005. Interest income increased $8,800,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $3,681,000 in the current period compared to losses of $3,578,000 in the prior period. Equity in losses related to our investment in HGCSA and National CineMedia LLC for the thirty-nine weeks ended December 28, 2006 were $2,136,000 and $2,976,000, respectively.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $500,000 for the thirty-nine weeks ended December 28, 2006 compared to a benefit of $13,100,000 for the thirty-nine weeks ended December 29, 2005. See Note 12—Income Taxes.

Loss from Discontinued Operations, Net.   On May 11, 2006, we sold our operations in Iberia, including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal.  At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo.  In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations.  On June 30, 2005, we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens, and classified its operations as discontinued operations.  The information presented for all fiscal 2007 and 2006 reflects the new classifications.  See Note 3—Discontinued Operations for the components of the loss from discontinued operations.

Net Loss.   Net loss was $25,401,000 and $42,749,000 for the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively.

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

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $205,207,000 and $92,168,000 during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively. The increase in operating cash flows during the thirty-nine weeks ended December 28, 2006 is primarily due to increases in attendance and improvement in operating results, including amounts related to the Merger. We had a working capital surplus and (deficit) as of December 28, 2006 and March 30, 2006 of $99,678,000 and $(116,201,000), respectively. We received litigation settlement checks related to fireproofing claims totaling $13,130,000 during the thirty-nine weeks ended December 28, 2006. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $131,000,000 and $90,000,000 available on our credit facility to meet these obligations for the periods ended December 28, 2006 and March 30, 2006, respectively.

During the thirty-nine weeks ended December 28, 2006, we sold 4 wholly-owned theatres in Spain with 86 screens, sold one theatre in Portugal with 20 screens, disposed of 8 theatres with 100 screens in the U.S. and closed one theatre with six screens in the U.S. as required by and in connection with the approval of the Mergers, closed 13 theatres with 101 screens in the U.S., closed one managed theatre with 6 screens in the U.S., opened six new theatres with 95 screens in the U.S., acquired two theatres with 32 screens in the U.S., added 6 screens to an existing theatre in the U.S., opened two new theatres with 21 screens in Mexico, closed 4 screens on an existing theatre in Hong Kong, opened one theatre with 6 screens in Hong Kong, disposed of 28 theatres with 318 screens related to our joint-venture in Spain and disposed of one theatre in Argentina with 8 screens resulting in a circuit total of 382 theatres and 5,340 screens.

Cash Flows from Investing Activities

Cash provided by (used in) investing activities, as reflected in the Consolidated Statements of Cash Flows were $50,412,000 and $(27,447,000), during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively. As of December 28, 2006, we had construction in progress of $25,364,000. We had one U.S. theatre with a total of 16 screens under construction on December 28, 2006 that we expect to open in fiscal 2007. Cash outflows from investing activities include capital expenditures of $100,836,000 and $77,336,000 during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively. We expect that our gross capital expenditures in fiscal 2007 will be approximately $143,000,000.

In December 2006, we disposed of our investment in Yelmo which owned and operated 27 theatres and 310 screens in Spain as of the date sold for proceeds of $52,137,000.

In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal for a net sales price of approximately $35,446,000.

During the thirty-nine weeks ended December 28, 2006, we sold six theatres with 68 screens, exchanged two theatres with 32 screens, and closed one theatre with six screens in the U.S. as required by and in connection with the approval of the Mergers for an aggregate sales price of $64,302,000.

On June 30, 2005, we disposed of Japan AMC Theatres, Inc., including four of our five theatres in Japan, for a cash sales price of $44,861,000 and on September 1, 2005, sold our remaining Japan theatre for a cash sales price of $8,595,000.

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

Historically, we have either paid for or leased the equipment used in a theatre

On February 13, 2007, National CineMedia, Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, LLC, completed its initial public offering (“IPO”) of 42,000,000 shares of common stock at a price of $21.00 per share. Net proceeds from the IPO were used to acquire newly issued equity interests from National CineMedia, LLC, and National CineMedia, LLC distributed the net proceeds to each of American Multi-Cinema, Inc. (“AMC”), Cinemark and Regal on a pro rata basis in connection with modifying payment obligations for access to our theatres. In connection with the completion of the IPO, National CineMedia also entered into a $725 million term loan facility the net proceeds of which were used to redeem preferred units held by each of AMC, Cinemark and Regal on a pro rata basis pursuant to a recapitalization of National CineMedia, LLC. AMC received net IPO and debt proceeds upon completion of such transactions of $517.1 million. AMC is currently exploring alternatives for using the IPO and debt proceeds, and may use some or all of the proceeds to reduce debt or other discretionary transactions.

In connection with the completion of the IPO, AMC amended and restated its existing services agreement with National CineMedia, LLC whereby in exchange for our pro rata share of the IPO proceeds, AMC agreed to a modification of National CineMedia, LLC’s payment obligation under the existing agreement. The modification extended the term of the agreement to 30 years, provided National CineMedia, LLC with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which AMC is paid by National CineMedia, LLC from a percentage of revenues associated with advertising contracts entered into by National CineMedia, LLC to a monthly theatre access fee. The theatre access fee would be composed of a fixed payment per patron and a fixed payment per digital screen, which would increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. Additionally, AMC entered into the Loews Screen Integration Agreement with National CineMedia, LLC pursuant to which AMC will pay National CineMedia, LLC an amount that approximates the EBITDA that National CineMedia, LLC would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of this IPO, and National CineMedia, LLC issued to AMC common membership units in National CineMedia, LLC increasing its ownership interest to approximately 33.7%; such Loews payments will be made quarterly until May 2008 and are estimated to total between $15 million and $20 million in the aggregate. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, AMC would be required to purchase such time from National CineMedia, LLC at a negotiated rate. In addition, after completion of the IPO, AMC expects to receive mandatory quarterly distributions of excess cash from National CineMedia, LLC. Subsequent to the IPO, we hold a 18.6% interest in National CineMedia, LLC.

Cash Flows from Financing Activities

Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $14,095,000 and $1,749,000 during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively.

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

In December 2006, Cinemex amended its senior secured revolving credit facility to extend it for an additional year, now maturing December 19, 2007. In December 2006, Cinemex also modified the terms of its senior secured credit facility term loan. The Cinemex term loan will mature on August 16, 2011 and will amortize beginning on February 16, 2009 in installments ranging from 10% to 30% of the principal balance per annum over the five-year period.  Additionally, the applicable margin for the rate of interest has been modified to be based on a ratio of Net Debt to EBITDA.  The applicable margin will now be 200 basis points for a ratio of 2.50 times to 3.00 times, 175 basis points for a ratio of 2.01 times to 2.50 times, 150 basis points for a ratio of 1.51 times to 2.00 times and 125 basis points for a ration at or below 1.50 times.

The New Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. As of December 28, 2006, we had no borrowings under the revolving credit facility and $645,125,000 was outstanding under the term loan facility.

Borrowings under the New Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 1.50% with respect to base rate borrowings and 2.125% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to AMCE attaining certain leverage ratios. In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% (subject to reduction upon attainment of certain leverage ratios). We will also pay customary letter of credit fees. We may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. We are required to repay $1,625,000 of the term loan quarterly, through September 30, 2012, with any remaining balance due on January 26, 2013.

As a result of the completion on February 13, 2007 of the National CineMedia, Inc. (“NCM”) initial public offering, we received proceeds of $517.1 million. Such proceeds along with up to $135 million of cash on hand is expected to be used for the repayment of our indebtedness, all or a portion of which may include calling certain subordinated debt issues, which would constitute restricted payments under our senior secured credit facility. Because our current restricted payment basket amount, after giving pro forma effect for an increase resulting from the NCM transaction, would be insufficient to accommodate this debt repayment, we are requesting the lender group to provide an amendment to the credit agreement to allow for up to $600 million in subordinated debt repayments to be carved out of the restricted payments basket. This carve out is expected to be available for redemptions/repayments through April 30, 2007.

The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the 9 1/2% Senior Subordinated Notes due 2011 (“Notes due 2011”)) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, 8% Senior Subordinated Notes due 2012 (“Notes due 2012”), 8 5/8% Senior Fixed Rate Notes due 2012 (“Fixed Notes due 2012”), Senior Floating Rate Notes due 2010

(“Floating Notes due 2010”), 8% Senior Subordinated Notes due 2014 (“Notes due 2014”) and 11% Senior Subordinated Notes due 2016 (“Notes due 2016”)). Under the indentures relating to the Notes due 2012, Notes due 2014 and Notes due 2016, the most restrictive of the indentures, we could borrow approximately $101,000,000 and $6,300,000 in addition to permitted indebtedness (assuming an interest rate of 10% per annum on the additional borrowings) as of December 28, 2006 and March 30, 2006, respectively. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new “permitted indebtedness” under the terms of the indentures relating to the 2011, 2012, 2014 and 2016 notes.

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

As of December 28, 2006, we were in compliance with all financial covenants relating to the New Credit Facility, the Cinemex Credit Facility, the Notes due 2016, the Notes due 2011, the Notes due 2012, Notes due 2014, the Fixed Notes due 2012 and the Floating Notes due 2010.

We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures for at least the next twelve months and enable us to maintain compliance with covenants related to the new Credit Facility. We are considering various options with respect to the utilization of cash and equivalents in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings, including through open market purchases of our debt securities from time to time, and payments of dividends to stockholders.

Amended and Restated Fee Agreement

Pursuant to the Amended and Restated Fee Agreement as described in Note 18—Related Party Transactions, upon consummation of the initial public offering, the Sponsors will receive an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement. We estimate that our aggregate payment to the Sponsors would have been $40.1 million had the offering occurred on December 28, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2006, the Emerging Issues Task Force (“EITF”) reached a preliminary consensus on Issue No. 06-09, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Subsidiary or an Equity Method Investee (“EITF 06-09”). EITF 06-09 concludes that the parent entity should report the elimination of a lag in reporting the subsidiary’s financial results in their consolidated financial statements as a change in accounting principle through retrospective application pursuant to the provisions of FASB Statement No. 154,Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, unless it is impractical to do so. This EITF should be applied prospectively for all applicable changes, beginning in the first interim or annual period following final Board approval, and early adoption will be permitted. If this consensus were finalized, we would not expect it to have an impact on our consolidated financial position, results of operations, or cash flows.

In October 2006, the FASB agreed to issue FSP No. 123(R)-6, Technical Corrections of Statement 123(R), which amends four paragraphs of FASB Statement No. 123(R), Share-Based Payment

(“SFAS 123(R)”). The first amendment exempts nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options and share options expected to vest. The second revises the computation of minimum compensation costs to be recognized when using the “straight-line” attribution method. The third addresses Illustration 13(e), indicating that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed. The fourth amends the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of this FSP are required after October 20, 2006, and early application is permitted for periods for which financial statements have not yet been issued. The adoption of FSP 123(R)-6 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In October 2006, the FASB agreed to issue FSP No. 123(R)-5, Amendment of FSP FAS 123(R)-1, which addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services Under FAS 123(R). This FSP indicates that if the modification was made solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or measurement will result if there is no increase in fair value of the award and all holders of the same class of equity instruments are treated in the same manner. The provisions of this FSP are required after October 10, 2006, and early application is permitted for periods for which financial statements have not yet been issued. The adoption of FSP 123(R)-5 did not have an impact on our consolidated financial position, results of operations, or cash flows.

In October 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities, or March 29, 2007 for AMCE. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or April 2, 2009 for AMCE. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. We believe that as of March 30, 2006, our most recent fiscal year-end, this standard would have resulted in decreased liabilities and decreased accumulated other comprehensive loss of approximately $5,365,000.

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements (“SFAS 157”)which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or the first quarter of fiscal 2009 for AMCE. Early adoption is permitted. We do not anticipate this standard having a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by us in our fiscal year ending March 29, 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. As discussed in Note 9—Staff Accounting Bulletin No. 108, we have adopted SAB 108 on September 29, 2006.

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

In February 2006, the FASB agreed to issue FASB Staff Position (“FSP”) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which requires companies to consider the probability of the occurrence of a contingent event that is outside the employees’ control (i.e., change in control, or death or disability) in determining the classification of an employee stock option or similar instrument under FASB Statement No. 123(R), Share-Based Payment, where the award requires or permits cash settlement upon the contingent event. The FSP requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards provided the contingent event that permits or requires cash settlement is not considered probable of occurring. As discussed in Note 9—Staff Accounting Bulletin No. 108, we have adopted SAB 108 on September 29, 2006.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial instruments.

Market risk on variable-rate financial instruments.   We maintain an $850,000,000 New Credit Facility comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our new revolving credit facility as of December 28, 2006 and had $645,125,000 outstanding under the term loan facility; therefore, a 100 basis point fluctuation in market interest rates would have increased or decreased interest expense on the new credit facility by approximately $4,815,000 during the thirty-nine weeks ended December 28, 2006. Also included in long-term debt are

$205,000,000 of our Floating Notes due 2010. A 100 basis point fluctuation in market interest rates would have increased or decreased interest expense on the Floating Notes due 2010 by $1,537,500 during the thirty-nine weeks ended December 28, 2006.

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

Foreign currency exchange rates.   We currently operate or have interests in theatres in Mexico, Argentina, Brazil, Chile, Uruguay, France, Spain, the United Kingdom and Canada. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive income (loss) by approximately $0.6 million and $42 million, respectively.

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

One of the cases referred to in our Annual Report on Form 10-K is Metreon Arbitration. The Company has settled this matter.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4.                        Submission of Matters to a Vote of Security Holders.

In December 2006 the Requisite Stockholder majority of Marquee Holdings Inc. approved the filing of a Registration Statement for the initial public offering of shares of Marquee Holdings Inc. Common Stock as disclosed in Note 18—Related Party Transactions.

In December 2006 the Requisite Stockholder majority of Marquee Holdings Inc. approved the sale and purchase agreements and such other related ancillary agreements for its equity-method, joint-venture interests in Yelmo Cineplex, S.L. for a purchase price of €40.0 million ($52.1 million).

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

*3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company’s Form 10-Q (File No. 1-8747) filed December 27, 2004).
*3.3	Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
*3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.2	S&J Theatres, Inc. (incorporated by reference from Exhibit 3.3.2 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*3.3.3	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.4	Loews Acquisition Corp. (incorporated by reference from Exhibit 3.3.11 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.5	Loews Cineplex International Holdings, Inc. (incorporated by reference from Exhibit 3.3.15 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.7	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.8	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.9	Loews Theatres Clearing Corp. (incorporated by reference from Exhibit 3.3.23 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.10	Loews USA Cinemas Inc. (incorporated by reference from Exhibit 3.3.24 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.11	LTM Turkish Holdings, Inc. (incorporated by reference from Exhibit 3.3.27 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.12	Plitt Southern Theatres, Inc. (incorporated by reference from Exhibit 3.3.30 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.13	Plitt Theatres, Inc. (incorporated by reference from Exhibit 3.3.31 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.14	RKO Century Warner Theatres, Inc. (incorporated by reference from Exhibit 3.3.33 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.15	Star Theatres of Michigan, Inc. (incorporated by reference from Exhibit 3.3.35 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.16	Star Theatres, Inc. (incorporated by reference from Exhibit 3.3.36 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.17	The Walter Reade Organization, Inc. (incorporated by reference from Exhibit 3.3.37 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.19	Jersey Garden Cinemas, Inc. (incorporated by reference from Exhibit 3.3.57 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.20	Loews Meadowland Cinemas 8, Inc. (incorporated by reference from Exhibit 3.3.60 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.21	Loews Meadowland Cinemas, Inc. (incorporated by reference from Exhibit 3.3.61 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.22	Loews New Jersey Cinemas, Inc. (incorporated by reference from Exhibit 3.3.63 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.23	Loews Ridgefield Park Cinemas, Inc. (incorporated by reference from Exhibit 3.3.65 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.24	Loews West Long Branch Cinemas, Inc. (incorporated by reference from Exhibit 3.3.67 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.25	New Brunswick Cinemas, Inc. (incorporated by reference from Exhibit 3.3.70 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).

*3.3.27	White Marsh Cinemas, Inc. (incorporated by reference from Exhibit 3.3.73 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.28	Crescent Advertising Corporation (incorporated by reference from Exhibit 3.3.74) to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.30	Lance Theatre Corporation (incorporated by reference from Exhibit 3.3.77 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.32	Fountain Cinemas, Inc. (incorporated by reference from Exhibit 3.3.85 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.33	Loews Arlington West Cinemas, Inc. (incorporated by reference from Exhibit 3.3.86 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.34	Loews Deauville North Cinemas, Inc. (incorporated by reference from Exhibit 3.3.87 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.35	Loews Fort Worth Cinemas, Inc. (incorporated by reference from Exhibit 3.3.88 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.36	Loews Houston Cinemas, Inc. (incorporated by reference from Exhibit 3.3.89 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.37	Loews Lincoln Plaza Cinemas, Inc. (incorporated by reference from Exhibit 3.3.90 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.38	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.39	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.40	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.95 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.41	Centertainment, Inc. (incorporated by reference from Exhibit 3.3.96 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.42	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.44	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006):
Crescent Advertising Corporation
Fountain Cinemas, Inc.
Jersey Garden Cinemas, Inc.
Lance Theatre Corporation
Loeks Acquisition Corp.
Loews Arlington West Cinemas, Inc.
Loews Cineplex International Holdings, Inc.
Loews Citywalk Theatre Corporation
Loews Deauville North Cinemas, Inc.
Loews Fort Worth Cinemas, Inc.
Loews Houston Cinemas, Inc.
Loews Lincoln Plaza Cinemas, Inc.
Loews Meadowland Cinemas 8, Inc.
Loews Meadowland Cinemas, Inc.
Loews New Jersey Cinemas, Inc.
Loews Ridgefield Park Cinemas, Inc.
Loews Theatre Management Corp.
Loews Theatres Clearing Corp.
Loews USA Cinemas Inc.
Loews West Long Branch Cinemas, Inc.
LTM Turkish Holdings, Inc.
New Brunswick Cinemas, Inc.
Plitt Southern Theatres, Inc.
Plitt Theatres, Inc.
S&J Theatres Inc.
Star Theatres of Michigan, Inc.
Star Theatres, Inc.
The Walter Reade Organization, Inc.
White Marsh Cinemas, Inc.
*3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.6	Limited Liability Company Agreement of Loews Cineplex U.S. Callco, LLC. (incorporated by reference from Exhibit 3.7 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.7	Partnership Agreement of Loeks-Star Partners. (incorporated by reference from Exhibit 3.19 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*3.8	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.9	By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.10	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.22 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.11	By-laws of Centertainment, Inc. (incorporated by reference from Exhibit 3.23 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.12	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.13	By-laws of National Cinema Network, Inc. (incorporated by reference from Exhibit 3.25 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.14	By-laws of Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.26 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*                    Previously filed

**             Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.
Date: February 14, 2007	/s/ PETER C. BROWN
Peter C. Brown
Chairman of the Board, Chief Executive Officer and President
Date: February 14, 2007	/s/ CRAIG R. RAMSEY
Craig R. Ramsey
Executive Vice President and Chief Financial Officer