Form 10-K/A
period 2006-03-30
AMC ENTERTAINMENT INC
filed 2007-04-16
CIK 722077

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

Registrant’s telephone number, including area code: (816) 221-4000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of May 26, 2006
Common Stock, 1¢ par value	1

DOCUMENTS INCORPORATED BY REFERENCE

None
Explanatory Note:

AMC Entertainment Inc., hereby amends Parts II and IV of its Annual Report on Form 10-K for the year ended March 30, 2006 to include the amended Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data, Item 9A. Controls and Procedures and Item 15. Exhibits and Financial Statement Schedules, which gives effect to the restatement for stock option awards, reflects discontinued operations described in Note 3 and adds disclosure about a related material weakness in our internal control over financial reporting. There have been no other changes, events or other transactions to recognize since the orginal filing date.

AMC ENTERTAINMENT INC.

FORM 10-K/A
(Amendment No. 1)

FOR THE FISCAL YEAR ENDED MARCH 30, 2006
INDEX

Restatement of Financial Statements:

In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified shares and stock option awards, the Company determined that its financial statements as of and for the fiscal year ended March 30, 2006 needed to be restated to correct the following item:

Stock Option Awards

On December 23, 2004, certain members of management were granted options to purchase Marquee Holdings Inc. (“Holdings”) common stock. Due to the existence of certain put options, at the time the stock options were granted, the Company determined that the stock options for two members of management should be recorded as liabilities with changes in the estimated fair value of those options recorded through a charge or credit to the statement of operations. Holdings also has a call option relating to the options (and the underlying shares) similar to the call option referred to above.

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because Holdings does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements as of and for the year ended March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities). There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements as of and for the year ended March 30, 2006 to record the net effect of the adjustments referred discussed above. The impact of the adjustments for the fiscal year ended March 31, 2005 is not material (and was recorded as part of the 2006 restatement adjustments). The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Stock based
Compensation
Fifty-Two Weeks Ended March 30, 2006	Expense(1)
Decrease in Other Long-Term Liabilities(2)	$425
Increase in Additional Paid-in Capital(2)	$2,539
Increase in Net Loss	$2,114

(1)          Included within Other G&A

(2)          Refer to discussion of the adjustment for stock option awards above

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying Consolidated Financial Statements (dollars in thousands):

	52 Weeks Ended March 30, 2006
	As previously reported	As restated
Statement of Operations data:
General and administrative: Other	$38,041	$39,984
Total costs and expenses	1,710,184	1,668,017
Loss from continuing operations before income taxes	(96,653)	(96,185)
Income tax provision	69,700	69,400
Net loss	(188,762)	(190,876)
Balance Sheet data (at period end):
Other Long-Term Liabilities	$417,018	$416,593
Total Liabilities	3,159,106	3,158,681
Additional Paid-in Capital	1,477,667	1,480,206
Accumulated Deficit	(223,525)	(225,639)
Total Stockholders' Equity	1,243,484	1,243,909

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the Consolidated Financial Statements have also been restated. See Note 1 to the Consolidated Financial Statements.

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.  See Note 1 to the consolidated Financial Statements for additional information.

Reclassification for Discontinued Operations:

As previously disclosed in our Form 10-Q for the period ended December 28, 2006 and as previously filed in our Form 8-K filed on February 22, 2007, we have divested of certain operations that met the criteria for reporting as discontinued operations. Under generally accepted accounting principles, we are required to reclassify previously reported prior period financial statements to reflect the discontinued operations on a basis comparable to the current presentation. Generally accepted accounting principles require our financial statements that were included in our fiscal 2006 Annual Report on Form 10-K to be updated for discontinued operations in our fiscal 2007 Annual Report on Form 10-K. We have previously provided certain financial information that has been revised in advance of filing our fiscal 2007 Annual Report on Form 10-K in our Form 8-K filed on February 22, 2007. The historical financial information included herein has been revised and updated from its original presentation to incorporate the following:

•       the reclassification of the results of operations for certain assets which we sold on May 11, 2006, that meet the criteria for discontinued operations to be presented as such in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and the addition to Note 3 to the Notes to the Consolidated Financial Statements in Item 1, Financial Statements (unaudited);

•       reclassifications in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

The information included in this Amendment No. 1 on Form 10-K/A is presented in connection with the changes described above. The information, with respect to the reclassification for discontinued operations, contained in this Amendment No. 1 on Form 10-K/A is presented for the fiscal year ended

March 30, 2006, and except as indicated above with respect to restatements, this information has not been updated to reflect financial results subsequent to that date or any other changes since the date of the Company's Current Report on Form 8-K dated February 22, 2007. Other than the reclassification and footnote disclosures discussed above related to the reclassification for discontinued operations and the changes related to the restatements discussed above there is no change to the Company's previously reported consolidated operating results.  There is no change to the Company’s previously reported consolidated financial condition or cash flows except as discussed above related to the restatement.  Therefore, this filing should be read together with other documents we have filed with the SEC subsequent to the filing of the original Current Report on Form 8-K filed on February 22, 2007.  Information in such reports and documents updates and supersedes certain information contained in this document.

PART II

Item 6. Selected Financial Data.

	Years Ended(1)(3)(7)
(In thousands, except operating data)	52 Weeks Ended March 30, 2006(4)(5)	From Inception July 16, 2004 through March 31, 2005(4)(8)	April 2, 2004 through December 23, 2004(4)(8)	52 Weeks Ended April 1, 2004(4)	53 Weeks Ended April 3, 2003(4)	52 Weeks Ended March 28, 2002
	(restated)*
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statement of Operations Data:
Revenues
Admissions	$1,138,034	$297,310	$847,476	$1,139,108	$1,145,523	$835,516
Concessions	456,028	117,266	328,970	436,737	450,977	342,835
Other revenue	92,816	24,884	82,826	102,387	102,292	79,978
Total revenues	1,686,878	439,460	1,259,272	1,678,232	1,698,792	1,258,329
Costs and Expenses
Film exhibition costs	595,353	152,747	452,727	605,898	625,772	451,733
Concession costs	50,581	12,801	37,880	46,868	50,065	37,822
Operating expense	451,522	115,590	324,427	442,974	471,028	357,934
Rent	329,878	80,776	223,734	288,321	277,945	214,705
General and administrative:
Merger and acquisition costs	12,487	22,268	42,732	5,508	1,128	–
Management fee	2,000	500	–	–	–	–
Other(9)	39,984	14,600	33,727	56,798	65,728	36,018
Preopening expense	6,607	39	1,292	3,865	2,934	3,843
Theatre and other closure expense	601	1,267	10,758	4,068	5,416	2,124
Restructuring charge(10)	3,980	4,926	–	–	–	–
Depreciation and amortization	164,047	43,931	86,052	115,296	119,835	92,920
Impairment of long-lived assets	11,974	–	–	16,272	14,564	–
Disposition of assets and other gains	(997)	(302)	(2,715)	(2,590)	(1,385)	(1,821)
Total costs and expenses	1,668,017	449,143	1,210,614	1,583,278	1,633,030	1,195,278
Other expense (income)(6)	(9,818)	(6,778)	–	13,947	–	3,754
Interest expense
Corporate borrowings	116,140	39,668	66,851	66,963	65,585	48,015
Capital and financing lease obligations	4,068	1,449	5,848	8,698	11,295	12,745
Investment (income) expense	4,656	(2,512)	(6,473)	(2,837)	(3,491)	(2,057)
Earnings (loss) from continuing operations before income taxes	(96,185)	(41,510)	(17,568)	8,183	(7,627)	594
Income tax provision (benefit)	69,400	(6,880)	14,760	10,400	9,400	2,300
Loss from continuing operations	(165,585)	(34,630)	(32,328)	(2,217)	(17,027)	(1,706)
Loss from discontinued operations, net of income tax benefit(2)	(25,291)	(133)	(3,550)	(8,497)	(12,519)	(8,672)
Net loss	$(190,876)	$(34,763)	$(35,878)	$(10,714)	$(29,546)	$(10,378)
Preferred dividends	–	–	104,300	40,277	27,165	29,421
Net loss for shares of common stock	$(190,876)	$(34,763)	$(140,178)	$(50,991)	$(56,711)	$(39,799)

	Years Ended(1)(3)(7)
		From
		Inception
		July 16,
	52 Weeks	2004	April 2, 2004	52 Weeks	53 Weeks	52 Weeks
	Ended	through	through	Ended	Ended	Ended
(In thousands, except operating	March 30,	March 31,	December 23,	April 1,	April 3,	March 28,
data)	2006(4)(5)	2005(4)(8)	2004(4)(8)	2004(4)	2003(4)	2002
	(restated)*
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Balance Sheet Data (at period end):
Cash and equivalents	$230,115	$70,949		$333,248	$244,412	$219,432
Corporate borrowings	2,250,559	1,161,970		686,431	668,661	596,540
Other long-term liabilities	416,593	350,490		182,467	177,555	120,770
Capital and financing lease obligations	68,130	65,470		61,281	59,101	57,056
Stockholder’s equity	1,243,909	900,966		280,604	279,719	255,415
Total assets	4,402,590	2,789,948		1,506,534	1,480,698	1,276,970
Cash Flow Data:
Net cash provided by (used in) operating activities	$23,654	$(46,687)	$145,364	$163,939	$136,072	$97,685
Net cash provided by (used in) investing activities	109,323	(1,259,794)	(692,395)	(69,378)	(137,201)	(144,510)
Net cash provided by (used in) financing activities	21,434	1,375,583	611,034	(5,274)	26,112	232,285
Other Data:
Capital expenditures	$(117,668)	$(18,622)	$(66,155)	$(95,011)	$(100,932)	$(82,762)
Proceeds from sale/leasebacks	35,010	50,910	–	63,911	43,665	7,486
Operating Data (at period end):
Screen additions	137	–	44	114	95	146
Screen acquisitions	2,117	3,728	–	48	809	68
Screen dispositions	150	14	28	142	111	86
Average screens(11)	3,661	3,355	3,350	3,309	3,324	2,634
Number of screens operated	5,829	3,714	3,728	3,712	3,692	2,899
Number of theatres operated	428	247	249	250	257	181
Screens per theatre	13.6	15.0	15.0	14.8	14.4	16.0
Attendance (in thousands)(11)	165,831	44,278	126,450	176,162	187,030	148,476

                    * We restated our financial statements for stock option awards. See Note 1 to our consolidated financial statements.

              (1) There were no cash dividends declared on common stock during the last five fiscal years.

              (2) Fiscal 2004, 2003, and 2002 include losses from discontinued operations related to a theatre in Sweden that was sold during fiscal 2004. Fiscal 2006, 2005, 2004, 2003 and 2002 includes losses from discontinued operations related to five theatres in Japan that were sold during fiscal 2006 and five theatres in Iberia that were sold during fiscal 2007. During fiscal 2006 the Successor includes a loss from discontinued operations of $25,291 (net of income tax provision of $20,400). During fiscal 2005 the Successor includes loss from discontinued operations of $133 (net of income tax provision of $80) and the Predecessor includes a loss from discontinued operations of $3,550 (net of income tax provision of $240). Fiscal 2004 includes a $8,497 loss from discontinued operations (net of income tax benefit of $2,000), fiscal 2003 includes a $12,519 loss from discontinued operations including a charge for impairment of long-lived assets of $4,999 (net of income tax benefit of $100), and fiscal 2002 includes a $8,672 loss from discontinued operations including a charge for impairment of long-lived assets of $4,668 (net of income tax benefit of $3,200).

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

              (9) Includes stock-based compensation of $3,433 for the 52 week periods ended March 30, 2006 (Successor), and includes stock based compensation of $1,201, $0, $8,727, $2,011 and $442 during fiscal 2005 Successor, fiscal 2005 Predecessor, fiscal 2004, 2003 and 2002, respectively.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In connection with the Mergers as discussed below, we acquired Loews on January 26, 2006, which significantly increased our size. In the Merger, we acquired 112 theatres with 1,308 screen in the United States and 40 theatres with 443 screens in Mexico that are included in our consolidated results of operations from January 26, 2006. Accordingly, results of operations for the fifty-two weeks ended March 30, 2006, which include nine weeks of operations of the businesses we acquired, are not comparable to our results for the fifty-two weeks ended March 31, 2005. For additional information about the Merger, see Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K/A.

We completed a merger on December 23, 2004 in which Marquee Holdings Inc. (“Holdings”) acquired AMC Entertainment Inc. (“AMC Entertainment”). Marquee Inc. (“Marquee”) was formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMC Entertainment (the “Predecessor”). Upon the consummation of the merger between Marquee and AMC Entertainment on December 23, 2004, AMC Entertainment was the surviving reporting entity (the “Successor”). The merger was treated as a purchase with Marquee being the “accounting acquirer” in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMC Entertainment, as of December 23, 2004, the merger date.

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

On March 29, 2005, AMC Entertainment and another exhibitor combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC (“NCM”). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We contributed fixed assets and exhibitor agreements to NCM. Additionally, we paid termination benefits related to the displacement of certain National Cinema Network, Inc. (“NCN”) associates. In consideration of the NCN contributions described above, NCM issued a 37% interest in its Class A units to NCN. Since that date, NCN’s interest has declined to 29% due to the entry of new investors.

On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. (“LCE Holdings”), the parent of Loews Cineplex Entertainment Corporation (“Loews”), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMC Entertainment continuing after the merger (the “Merger” and collectively, “the Mergers”). The transactions closed on January 26,

2006. Upon completion of the Mergers, the existing stockholders of Holdings hold approximately 60% of its outstanding capital stock, and the existing stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, hold approximately 40% of Holding’s outstanding capital stock.

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

•       the termination of AMC Entertainment’s March 25, 2004 senior secured credit, under which no amounts were outstanding;

•       the repayment of all outstanding amounts under Loews’ existing senior secured credit facility and the termination of all commitments thereunder (the “Loews Facility”); and

•       the completion of a tender offer and consent solicitation (the “Tender Offer”) for all $315.0 million aggregate principal amount of Loews’ outstanding 9.0% senior subordinated notes due 2014.

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

In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal. These operations have been classified as discontinued operations as a result of our disposition of Yelmo Cineplex, S.L. (“Yelmo”) in December 2006 as we no longer have continuing involvement in the region.

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

CRITICAL ACCOUNTING ESTIMATES

The accounting estimates identified below are critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these estimates on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results. For a detailed discussion on the application of these estimates and other accounting policies, see Notes to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. The methods and judgments we use in applying our accounting estimates have a significant impact on the results we report in our financial statements. Some of our accounting estimates require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets, including intangibles, which impacts impairment of long-lived assets when we impair assets or accelerate their depreciation; recoverability of goodwill, which creates the potential for write-offs of goodwill; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; recognition and measurement of our remaining lease obligations to landlords on our closed theatres and other vacant space, which impacts theatre and other closure expense; estimation of self-insurance reserves which impacts theatre operating and general and administrative expenses; recognition and measurement of net periodic benefit costs for our pension and other defined benefit programs, which impacts general and administrative expense; estimation of film settlement terms and measurement of film rental fees, which impacts film exhibition costs and estimation of the fair value of assets acquired, liabilities assumed and consideration paid for acquisitions, which impacts the measurement of assets acquired (including goodwill) and liabilities assumed in a business combination. Below, we discuss these areas further, as well as the estimates and judgments involved.

Impairments.   We review long-lived assets, including intangibles and investments in unconsolidated subsidiaries accounted for under the equity method, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. Because Christmas and New Years holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management’s expected return on assets during fiscal 2006, 2005 and 2004. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and, accordingly, actual results could vary significantly from such estimates. We have recorded impairments of long-lived assets of $12.0 million, $0 and $16.3 million during fiscal 2006, 2005 and 2004, respectively.

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

The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement expense. For our principal pension plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $630,000. For our postretirement plans, a 50 basis point decrease in the discount rate would increase postretirement expense by approximately $41,000. We maintained our discount rate at 5 3/4% for the AMC Entertainment plans and 5 1/2% for the Loews’ plans for fiscal 2007. We have recorded expenses for our pension and postretirement plans of $4.7 million and $1.8 million during the Successor periods ended March 30, 2006 and March 31, 2005, respectively, and $5.3 million and, $6.0 million during the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively. We expect that our total pension and postretirement expense will increase by approximately $2.5 million from fiscal 2006 to fiscal 2007, $0.9 million of which results from the acquisition of LCE plan. Our unrecognized net actuarial gain for pension and postretirement plans was $5.5 million as of March 30, 2006. In connection with a recent reorganization, there was a reduction in certain pension and postretirement plan participants, which resulted in curtailment gains in fiscal 2006 for accounting purposes of $2.3 million.

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

Film Exhibition Costs.   We predominantly license “first-run” motion pictures on a film-by-film and theatre-by-theatre basis from distributors owned by major film production companies and from independent distributors. We obtain these licenses based on several factors, including number of seats and screens available for a particular picture, revenue potential and the location and condition of our theatres. We pay rental fees on a negotiated basis.

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

We accrue film exhibition costs based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses entered into with our distributors. Generally, less than one third of our quarterly film exhibition cost is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. However, actual film costs and film costs payable could differ materially from those estimates. For fiscal years 2006, 2005 and 2004 there were no significant changes in our film cost estimation and settlement procedures.

As of March 30, 2006 and March 31, 2005, we had recorded film payables of $66 million and $53 million, respectively. We have recorded film exhibition costs of $595 million and $153 million during the Successor periods ended March 30, 2006 and March 31, 2005 and $453 million and, $606 million during the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively.

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

We completed the merger with Marquee on December 23, 2004. The merger was treated as a purchase with Marquee being the “accounting acquirer” in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMC Entertainment, as of December 23, 2004, the merger date. The consolidated financial statements presented herein are those of the accounting acquirer from its inception on July 16, 2004 through March 30, 2006, and those of its Predecessor, AMC Entertainment, for all periods presented through the merger date.

We also consummated acquisitions in fiscal 2004 as discussed in Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K/A. During fiscal 2004 we acquired the assets of Megastar for a cash purchase price of $15 million.

Operating Results

All periods commencing on or after December 24, 2004 are referred to herein as a “Successor” period. The thirty-eight weeks that ended December 23, 2004 and the year ended April 1, 2004 occurred prior to the consummation of the Mergers and are referred to herein as “Predecessor” periods. As a result of the merger with Marquee, we are required to separately present our operating results for the Predecessor and the Successor in the thirty-eight weeks ended December 23, 2004 and the fourteen weeks ended March 31, 2005 under generally accepted accounting principles. In the following discussion, the results for the fifty-two weeks ended March 31, 2005 and April 1, 2004 are adjusted to reflect the pro forma effect of the merger with Marquee as if they had occurred on April 4, 2003. Pro forma adjustments relate primarily to decreased rent expense, resulting from unfavorable leases; increased depreciation and amortization, resulting from increases in fixed asset and intangibles values and increased interest expense resulting from increases in corporate borrowings. The pro forma basis amounts for the combined fifty-two weeks ended March 31, 2005 are compared to the fifty-two weeks ended April 1, 2004 on a pro forma basis. We believe this is the most meaningful and practical way to comment on our results of operations.

The following table sets forth our revenues, costs and expenses attributable to our United States and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 16 to the Consolidated Financial Statements for additional information about our operations by operating segment.

OPERATING RESULTS

	52 Weeks				Pro Forma			Pro Forma
	Ended	14 Weeks	38 Weeks		52 Weeks	52 Weeks		52 Weeks
	March 30, 2006	Ended	Ended	Pro Forma	Ended	Ended	Pro Forma	Ended
(Dollars in thousands)	(restated)*	March 31, 2005	December 23, 2004	Adjustments	March 31, 2005	April 1, 2004	Adjustments	April 1, 2004
	(Successor)	(Successor)	(Predecessor)		(Predecessor)	(Predecessor)
Revenues
U.S. and Canada theatrical exhibition

Admissions	$1,110,464	$292,514	$836,254		$1,128,768	$1,125,922		$1,125,922
Concessions	443,580	115,997	326,086		442,083	434,024		434,024
Other theatre	76,485	14,052	43,306		57,358	49,241		49,241
	1,630,529	422,563	1,205,646		1,628,209	1,609,187		1,609,187
International theatrical exhibition
Admissions	27,570	4,796	11,222		16,018	13,186		13,186
Concessions	12,448	1,269	2,884		4,153	2,713		2,713
Other theatre	3,424	365	709		1,074	692		692
	43,442	6,430	14,815		21,245	16,591		16,591
Other	12,907	10,467	38,811		49,278	52,454		52,454
Total revenues	$1,686,878	$439,460	$1,259,272		$1,698,732	$1,678,232		$1,678,232
Costs and Expenses
U.S. and Canada theatrical exhibition
Film exhibition costs	$583,626	$150,557	$447,412		$597,969	$599,746		$599,746
Concession costs	47,922	12,575	37,161		49,736	46,191		46,191
Theatre operating expense	421,665	103,578	286,706		390,284	389,665		389,665
Rent	317,181	77,804	214,927	(3,229)	289,502	277,584	(4,344)	273,240
Preopening expense	5,768	39	1,292		1,331	2,921		2,921
Theatre and other closure expense	1,313	988	10,758		11,746	3,570		3,570
	1,377,475	345,541	998,256	(3,229)	1,340,568	1,319,677	(4,344)	1,315,333
International theatrical exhibition
Film exhibition costs	11,727	2,190	5,315		7,505	6,152		6,152
Concession costs	2,659	226	719		945	677		677
Theatre operating expense	14,888	1,551	6,281		7,832	6,462		6,462
Rent	12,697	2,972	8,807	(2,231)	9,548	10,737	(3,065)	7,672
Preopening expense	839	—	—		—	944		944
Theatre and other closure expense	(712)	—	—		—	—		—
	42,098	6,939	21,122	(2,231)	25,830	24,972	(3,065)	21,907
Other	14,969	10,461	31,440		41,901	46,847		46,847
Theatre and other closure expense (included in Other)	—	279	—		279	498		498
General and administrative expense:
Merger and Acquisition Costs	12,487	22,268	42,732		65,000	5,508		5,508
Management Fee	2,000	500	—	1,500	2,000	—	2,000	2,000
Other	39,984	14,600	33,727		48,327	56,798		56,798
Restructuring Charge	3,980	4,926	—		4,926	—		—
Depreciation and amortization	164,047	43,931	86,052	27,798	157,781	115,296	38,041	153,337
Impairment of long-lived assets	11,974	—	—		—	16,272		16,272
Disposition of assets and other gains	(997)	(302)	(2,715)		(3,017)	(2,590)		(2,590)
Total costs and expenses	$1,668,017	$449,143	$1,210,614	$23,838	$1,683,595	$1,583,278	$32,632	$1,615,910

*                     We restated our financial statements for stock option awards. See Note 1 to our consolidated financial statements.

For the Year Ended March 30, 2006 and Pro Forma Year Ended March 31, 2005

Revenues.   Total revenues decreased 0.7%, or $11,854,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. This decrease was mitigated by approximately $118,840,000 of additional admission and concessions revenues resulting from the Merger.

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

International theatrical exhibition revenues increased $22,197,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Admissions revenues increased $12,791,000 due to the theatres acquired in Mexico in the Merger. Overall, admissions revenues increased $11,552,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 primarily due to the theatres acquired in Mexico. Concession revenues increased $7,942,000 due to the theatres acquired in Mexico in the Merger. Overall, concession revenues increased $8,295,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due primarily to the theatres acquired in Mexico.

Revenues from Other decreased 73.8% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the contribution of NCN’s net assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada other theatre revenues.

Costs and expenses.   Total costs and expenses decreased 0.9%, or $15,578,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $110,401,000.

U.S. and Canada theatrical exhibition costs and expenses increased 2.8% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Film exhibition costs decreased 2.4% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the decrease in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.6% in the current period as compared with 53.0% in the pro forma prior period due to more favorable film rental terms primarily from the Merger. Concession costs decreased 3.6% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the decrease in concessions costs as a percentage of concession revenues, partially offset by the increase in concessions revenues. As a percentage of concessions revenues concession costs were 10.8% in the current period compared with 11.3% in the pro forma prior period. As a percentage of revenues, theatre operating expense was 25.9% in the current period as compared to 24.0% in the pro forma prior period. Rent expense increased 9.6% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 primarily due to the Merger which increased rent expense by $18,415,000. The pro forma adjustment for $3,229,000 to reduce rent expense results from amortization of step-ups in unfavorable leases recorded in connection with the merger with Marquee. During the year ended March 30, 2006, we recognized $601,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods. During the pro forma year ended March 31, 2005, we recognized $11,746,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens.

International theatrical exhibition costs and expenses increased $16,268,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Film exhibition costs increased $4,897,000 due to the theatres acquired in Mexico in the Merger. Overall, film exhibition costs increased $4,222,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due primarily to the theatres acquired in Mexico. Concession costs increased $1,735,000 due to the theatres acquired in Mexico in the Merger. Overall, concession costs increased $1,714,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due primarily to the theatres acquired in Mexico. As a percentage of revenues, theatre operating expense was 34.3% in the current period compared to 36.9% in the pro forma prior period. Rent expense increased 33.0% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 primarily as a result of the Merger. The 2005 pro forma adjustment for $2,231,000 to reduce rent expense results from the amortization of step-ups in unfavorable leases recorded in connection with the merger with Marquee. We continually moniter the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space which could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

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

Management fees.   Management fees were $2,000,000 for the year ended March 30, 2006 and the pro forma year ended March 31, 2005. The 2005 pro forma adjustment for $1,500,000 to management fee expense represents the adjustment necessary to record the annual management fee of $2,000,000 which was required to be paid quarterly, in advance, to our Sponsors in exchange for consulting and other services under an agreement entered into in connection with the merger with Marquee. For fiscal 2007, management fees of $1,250,000 will be paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

Other.   Other general and administrative expense decreased 17.3%, or $8,343,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 primarily due to a $4,648,000 decrease in incentive-based compensation, due to our decline in operating results and a $6,102,000 decrease in salaries and benefits as a result of our organizational restructuring activities.

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

Depreciation and Amortization.   Depreciation and amortization increased 4.0%, or $6,266,000, compared to the pro forma prior period, due primarily to the Merger. The 2005 pro forma adjustment for $27,798,000 to increase depreciation and amortization primarily resulted from an increase in asset basis of approximately $130,000,000 recorded in connection with the merger with Marquee.

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

Interest Expense.   Interest expense increased $13,666,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. The increase primarily relates to increased borrowings used to fund the Merger. Included in the pro forma period ended March 31, 2005 is an adjustment for $7,274,000 of less interest expense which primarily records the borrowings from the merger with Marquee as if they had occurred at the beginning of the period.

On January 26, 2006, we issued $325,000,000 of 11% senior subordinated notes due 2016 (“Notes due 2016”) and secured the new Senior Secured Credit Facility for $850,000,000, of which $650,000,000 is currently outstanding as a variable rate term note. Interest on these notes was $6,528,000 and $7,985,000, respectively during fiscal 2006. We also incurred interest expense related to debt held by Cinemex of $2,110,000 during fiscal 2006.

Investment Loss (Income).   Investment loss was $4,656,000 for the Successor period ended March 30, 2006 compared to income of $5,929,000 for the pro forma period ended March 31, 2005. Included in the pro forma period ended March 31, 2005 is an adjustment for $3,056,000 reducing interest income which would have been received if the merger with Marquee had occurred at the beginning of the period. Equity in losses of non-consolidated entities were $7,807,000 in the Successor period ended March 30, 2006 compared to income of $293,000 in the prior year. Current year equity in losses related to our investment in NCM were $5,476,000. Interest income for the Successor period ended March 30, 2006 was $2,930,000. Prior year periods interest income was higher primarily due to the escrow funds and increased cash available for investment during the period.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $69,400,000 for the Successor period ended March 30, 2006 compared to $1,880,000 for the pro forma period ended March 31, 2005. The provision for the Successor period ended March 30, 2006 included a charge for a full valuation allowance on all U.S. tax jurisdiction net deferred tax assets with the exception of those U.S. net deferred tax assets acquired in connection with the Merger. The pro forma period ended March 31, 2005 includes a pro forma benefit adjustment of $6,000,000 resulting from the items described above with the merger with Marquee. The pro forma period ended March 31, 2005 included $61,032,000 in costs associated with the merger with Marquee which were treated as non-deductible. See Note 9 to the Consolidated Financial Statements.

Loss from Discontinued Operations, Net.   On May 11, 2006, we sold AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively “Iberia”), including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. On June 30, 2005, we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens, and classified its operations as discontinued operations. The information presented for all periods reflect these as discontinued operations. See Note 3—Discontinued Operations for the components of the loss from discontinued operations.

Loss for Shares of Common Stock.   Loss for shares of common stock was $188,762,000 and $84,261,000 for the Successor period ended March 30, 2006 and the pro forma period ended March 31, 2005, respectively.

Pro Forma Year Ended March 31, 2005 and Year Ended April 1, 2004

Revenues.   Total revenues increased 1.2%, or $20,500,000, on a pro forma basis, during the year ended March 31, 2005 compared to the year ended April 1, 2004.

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

International theatrical exhibition revenues increased 28.1%, on a pro forma basis. Admissions revenues increased 21.5%, on a pro forma basis, due to a 20.6% increase in attendance and a 0.7% increase in average ticket price due primarily to a weaker U.S. dollar. Concession revenues, on a pro forma basis, increased 53.1% due to a 26.9% increase concessions per patron and the increase in total attendance. Concessions per patron increased primarily due to the weaker U.S. dollar.

Revenues from NCN and other decreased 6.1%, on a pro forma basis, from the prior year due to a decrease in advertising revenues resulting from a reduction in screens served by NCN. This decline resulted from an initiative to improve profitability by eliminating marginally profitable contracts with certain theatre circuits.

Costs and expenses.   Total costs and expenses increased 4.2%, on a pro forma basis, or $67,718,000 during the year ended March 31, 2005 compared to the year ended April 1, 2004.

U.S. and Canada theatrical exhibition costs and expenses increased 1.9%, on a pro forma basis, from the prior year. Film exhibition costs decreased 0.3%, on a pro forma basis, due to a decrease in the percentage of admissions paid to film distributors partially offset by the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.0% in the current year as compared with 53.3% in the prior year. Concession costs increased 7.7%, on a pro forma basis, due to the increase in concession costs as a percentage of concessions revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 11.3%, on a pro forma basis, in the current year compared with 10.6% in the prior year. As a percentage of revenues, theatre operating expense was 24.0% in the current year, on a pro forma basis, as compared to 24.2% in the prior year. Rent expense increased 6.0%, on a pro forma basis, due primarily to the opening of theatres and screens since April 1, 2004 and the sale and lease back of the real estate assets associated with three theatres for proceeds of $63,911,000 on March 30, 2004. The pro forma adjustments for $3,229,000 and $4,344,000, respectively, to reduce rent expense result from the amortization of step-ups in unfavorable leases recorded in connection with the merger with Marquee. During fiscal 2005, on a pro forma basis, we recognized $11,746,000 of theatre and other closure expense related primarily to accruals for future minimum rentals on three theatres with 22 screens closed during the current period. During fiscal 2004, on a pro forma basis, we incurred $3,570,000 of theatre and other closure expense related primarily to a payment to a landlord to terminate a lease on a theatre closed during the current period and due to accruals for future minimum rentals on three theatres with 20 screens closed during the year. Theatres closed prior to their lease expiration may require payments to the landlords to terminate the leases, which we estimate could approximate $250,000, in the aggregate, over the next three years.

International theatrical exhibition costs and expenses increased 17.9%, on a pro forma basis. Film exhibition costs increased 22.0%, on a pro forma basis, due to the increase in admissions revenues partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 46.9%, on a pro forma basis, in the current period as compared with 46.7% in the prior period. Concession costs increased 39.6%, on a pro forma basis, due to the increase in concession revenues partially offset by a decrease in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 22.8%, on a pro forma basis, in the current year compared with 25.0% in the prior year. Theatre operating expense increased 21.2%, on a pro forma basis, primarily at new theatres, and rent expense increased 24.5%, on a pro forma basis, primarily due to the operating of new theatres. The pro forma adjustments for $2,231,000 and $3,065,000, respectively, to reduce rent expense result from the amortization of step-ups in unfavorable leases recorded in connection with the merger with Marquee. We continually monitor the performance of our international theatres, and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Costs and expenses from NCN and other decreased 10.6%, on a pro forma basis, due primarily to the reduction in overhead costs associated with the integration of NCN's administrative functions into our home office location and decreased revenues.

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

Management fee.   The pro forma adjustments for $1,500,000 and $2,000,000, respectively, to increase management fee expense represent the adjustments necessary to record the annual management fee of $2,000,000 which is required to be paid quarterly, in advance, to our Sponsors in exchange for consulting and other services under an agreement entered into in connection with the merger with Marquee.

Other.   Other general and administrative expense decreased 14.9%, on a pro forma basis. Stock-based compensation decreased $7,526,000, during the current year, on a pro forma basis, compared to the prior year. The current pro forma period reflects that certain of the performance measures for fiscal 2005 have not been met and related discretionary awards under the 2003 Long-Term Incentive Plan ("LTIP") will not be made. Accordingly, we recorded no expense or accrual for fiscal 2005 performance grants under the LTIP. The prior period reflects expense from the plan approval date, September 18, 2003 through April 1, 2004. Current year stock-based compensation expense of $1,201,000 relates to options issued by our parent, Holdings, for certain members of our management. See Note 8 to the Consolidated Financial Statements included herein.

Restructuring Charge.   Restructuring charges were $4,926,000 during the current pro forma year. These expenses are related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure, and a contribution of assets by NCN to NCM.

Depreciation and Amortization.   Depreciation and amortization increased 2.9%, on a pro forma basis, or $4,444,000, due primarily to increases in depreciation resulting from new theatres. The 2005 pro forma adjustments for $27,798,000 and $38,041,000, respectively, to increase depreciation and amortization primarily resulted from an increase in asset basis of approximately $130,000,000 recorded in connection with the merger with Marquee.

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

Other Income and Expense.   During the current year, on a pro forma basis, we recognized $6,745,000 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote. In the prior year, on March 25, 2004, we redeemed $200,000,000 of our 9 1/2% senior subordinated notes due 2009 (the "Notes due 2009") for $204,750,000. We recognized a loss of $8,590,000 in connection with the redemption, including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. On March 25, 2004, we redeemed $83,406,000 or our 9 1/2% senior subordinated notes due 2011 (the "Notes due 2011") for $87,367,000. We recognized a loss of $5,357,000 in connection with the redemption including a call premium of $3,961,000, unamortized issue costs of $1,126,000 and unamortized discount of $270,000. The losses are included within other expense in the Consolidated Statements of Operations for the year ended April 1, 2004.

Interest Expense.   Interest expense was $106,542,000 and $110,417,000 for the pro forma periods ended March 31, 2005 and April 1, 2004, respectively. The current year decrease is primarily changes in interest rates on outstanding variable rate debt. Included in the pro forma periods ended March 31, 2005 and April 1, 2004 are adjustments for $7,274,000 and $34,756,000 of additional interest expense which primarily records the borrowings from the merger with Marquee as if they had occurred at the beginning of the periods.

On August 18, 2004, AMCE issued $250,000,000 of our Fixed Notes due 2012 and $205,000,000 of our Floating Notes due 2010, the interest rate of which is currently 7.04% per annum. On August 18, 2004, Holdings issued $304,000,000 aggregate principal amount at maturity of Discount Notes for gross proceeds of $169,917,760. Interest expense associated with the Discount Notes is included in our Consolidated Statements of Operations through December 23, 2004.

On February 24, 2004, we sold $300,000,000 aggregate principal amount of 8% senior subordinated notes due 2014 (the "Notes due 2014"). We used the net proceeds (approximately $294,000,000) to redeem the Notes due 2009 and a portion of the Notes due 2011. On March 25, 2004, we redeemed $200,000,000 of our Notes due 2009 and $83,406,000 of the Notes due 2011.

Investment Income.   Investment income was $5,929,000 and $2,837,000 for the pro forma periods ended March 31, 2005 and April 1, 2004. Investment income for the pro forma period ended March 31, 2005 compared to the pro forma period ended April 1, 2004 increased primarily due to the interest income on funds held in escrow related to the merger with Marquee and increased cash available for investment during the current period and includes a pro forma adjustment to interest income of $3,056,000. No adjustments were necessary for the pro forma period ended April 1, 2004.

Income Tax Provision.   The benefit for income taxes from continuing operations for the pro forma period ended March 31, 2005 was $6,420,000 after including a pro forma adjustment for $11,900,000. The pro forma period includes $61,032,000 in costs related to the merger with Marquee which are currently being treated as non-deductible. The difference in effective rate from the statutory rate of 35% during the pro forma period ended March 31, 2005 was primarily due to currently non-deductible costs related to the merger with Marquee and increase in foreign deferred tax assets for which we provided a valuation allowance. The difference in effective rate from the statutory rate of 35% during the pro forma period ended April 1, 2004 was primarily due to foreign deferred tax assets (primarily in Spain, the United Kingdom and France) for which we provided a $6,681,000 valuation allowance. The pro forma periods ended March 31, 2005 and April 1, 2004 include a pro forma benefit adjustment of $6,000,000 and $24,900,000, respectively, resulting from the items described above in connection with the merger with Marquee.

Loss From Discontinued Operations, Net.   On May 11, 2006, we sold AMC Entertainment Espana S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively "Iberia"), including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. On June 30, 2005, we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens, and classified its operations as discontinued operations. On December 4, 2003, we sold one theatre in Sweden with 18 screens and incurred a loss on sale of $5,591,000. The results of operations of the Sweden theatre have been classified as discontinued operations. The information presented for all periods reflect these as discontinued operations. See Note 3—Discontinued Operations for the components of the loss from discontinued operations.

Loss for Shares of Common Stock.   Loss for shares of common stock for the year was $84,261,000 and $93,479,000 for the pro forma periods ended March 31, 2005 and April 1, 2004. Preferred Stock dividends of 19,697 shares of Preferred Stock valued at $40,277,000 were recorded in fiscal 2004.

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

Holdings used the net proceeds from the sale of our notes (as described below), together with our existing cash balances and the proceeds from the equity contribution from Holdings (consisting of equity contributed by the Marquee Sponsors, the co-investors and certain members of management and the net proceeds of an offering of Holdings’ notes), to finance the merger with Marquee.

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

On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our purchase price of $168,931,000 (net of $6.5 million from the sale of GC Companies’ portfolio of venture capital investments on the effective date) included anticipated cash payments of $68,472,000, the issuance of $72,880,000 aggregate principal amount of our Notes due 2011 with a fair value of $71,787,000 and the issuance of 2,578,581 shares of common stock with an aggregate fair value of $35,172,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). We used available cash for the cash payments under the plan of reorganization.

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

Subsequent to the current fiscal year, in May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated four theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated one theatre with 20 screens in Portugal for a sales price of $35,446,000.

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

During fiscal 1998, we sold the real estate assets associated with 13 theatres to Entertainment Properties Trust (“EPT”) for an aggregate purchase price of $283,800,000 (the “Sale and Lease Back Transaction”). We leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require us to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. During fiscal 2000, we sold the building and improvements associated with one of our theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. During fiscal 2002, we sold the land at this theatre to EPT for proceeds of $7,486,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%. During fiscal 2003, we sold the real estate assets associated with 2 theatres to EPT for proceeds of $43,665,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years. On March 30, 2004, we sold the real estate assets associated with 3 theatres to EPT for proceeds of $63,911,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 9.5% with options to extend for up to 15 additional years. On March 31, 2005, we sold the real estate assets associated with one theatre and adjoining retail space to EPT for proceeds of $50,910,000 and then leased the real estate assets associated with the theatre pursuant to a non-cancelable operating lease with terms of 20 years at an initial lease rate of 9.24% with options to extend for up to 14 additional years. On March 30, 2006, we sold the real estate assets associated with two theatres to EPT for proceeds of $35,010,000 and then leased the real estate assets associated with the theatres pursuant to a non-cancelable operating lease with terms of approximately 15 and 17 years at an initial lease rate of 9.25% with options to extend each for up to 15 additional years

Historically, we have either paid for or leased the equipment used in a theatre. We may purchase leased equipment from lessors if prevailing market conditions are favorable. During the Successor period ended March 31, 2005 we purchased certain leased furniture, fixtures and equipment at two theatres for $25,292,000. During fiscal 2004 we purchased certain leased furniture, fixtures and equipment at five Canadian theatres for $15,812,000.

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

For a discussion of our most recent financing transactions in fiscal year 2006, see “Merger with Loews Financing Transactions” below.

As a result of the merger with Marquee, we became the obligor of $250,000,000 in aggregate principal amount of 8 5/8% Senior Notes due 2012 (the “Fixed Notes due 2012”) and $205,000,000 in aggregate principal amount of Senior Floating Notes due 2010 (the “Floating Notes due 2010” and collectively, the “Senior Notes”) that were previously issued by Marquee Inc. on August 18, 2004. The Senior Notes (i) rank senior in right of payment to any of our existing and future subordinated indebtedness, rank equally in right of payment with any of our existing and future senior indebtedness and are effectively subordinated in right of payment to any of our secured indebtedness and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of our existing and future wholly owned subsidiaries that is a guarantor or direct borrower under our other indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and preferred stock of our subsidiaries that do not guarantee the notes.

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

Holdings issued $304,000,000 principal amount at maturity of its 12% senior discount notes due 2014 (“Discount Notes due 2014”) for gross proceeds of $169,917,760. The only operations of Holdings prior to the merger with Marquee were related to this financing. Because we were the primary beneficiary of Holdings, which was considered a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Predecessor was required to consolidate Holdings’ operations and financial position into its financial statements as of and through the period ended December 23, 2004. Subsequent to December 23, 2004, the Successor deconsolidated Holdings’ assets and liabilities. The results of operations of Holdings included within the Predecessor’s Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

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

Concurrently with the consummation of the merger with Marquee, we entered into an amendment to our credit facility. We refer to this amended credit facility as the “amended credit facility.” The amended credit facility modifies our previous Second Amended and Restated Credit Agreement dated as of March 26, 2004 which was superseded in connection with the execution of the “amended credit facility” which was scheduled to mature on April 9, 2009. The amended credit facility was replaced with the New Credit Facility on January 26, 2006.

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

On January 16, 2002, we sold $175,000,000 aggregate principal amount of our 9 7/8% Senior Subordinated notes due 2012 (the “Notes due 2012”). Net proceeds from the issuance of the Notes due 2012 (approximately $168,000,000) were used to reduce borrowings under our credit facility, to pursue our current business strategy, including the acquisition of GC Companies, and for general corporate purposes. The Notes due 2012 bear interest at the rate of 9 7/8% per annum, payable February 1 and August 1 of each year. The Notes due 2012 are redeemable at our option, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. The Notes due 2012 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the indenture governing the Notes due 2012). The Notes due 2012 rank equally with our Notes due 2011 and our Notes due 2014.

On January 27, 1999, we sold $225,000,000 aggregate principal amount of our 9 1/2% Senior Subordinated notes due 2011 (the “Notes dues 2011”). Net proceeds from the issuance of the Notes due 2011 (approximately $219,000,000) were used to reduce borrowings under our credit facility. On March 29, 2002, we issued an additional $72,880,000 aggregate principal amount of Notes due 2011 (with a fair value of $71,787,000) as part of our acquisition of GC Companies, Inc. The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable February 1 and August 1 of each year. The Notes due 2011 are redeemable at our option, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. The Notes due 2011 are unsecured and are subordinated to all our existing and future senior indebtedness (as defined in the indenture governing the Notes due 2011). On March 25, 2004, we redeemed $83,406,000 of our notes due 2011 for $87,367,000. A loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,962,000, unamortized issue costs of $1,125,000 and unamortized discount of $270,000. The loss is included within other expense on the Consolidated Statements of Operations.

The merger with Marquee constituted a “change of control” under the Notes due 2011 in the aggregate principal amount of $214,474,000, which allowed the holders of those notes to require us to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. We commenced this change of control offer on January 11, 2005 and were required to purchase the notes no later than 60 days from that date. The change of control offer was required to remain open for at least 20 business days and expired on February 10, 2005. Bondholders tendered $1,663,000 of the Notes due 2011 which were repurchased using existing cash.

On March 19, 1997, we sold $200,000,000 aggregate principal amount of our 9 1/2% Senior Subordinated notes due 2009 (the “Notes due 2009”). We used the net proceeds from the issuance of the Notes due 2009 (approximately $194,000,000) to reduce borrowings under our credit facility. The Notes due 2009 were redeemed on March 25, 2004 for $204,750,000. A loss on redemption of $8,590,000 was recognized in connection with the redemption including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. The loss is included within other expense on the Consolidated Statements of Operations.

The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Fixed Notes due 2012 and Floating Notes due 2010). Under the indenture relating to the Notes due 2012, Notes due 2014 and 11% Senior Subordinated Notes due 2016 (“Notes due 2016”), the most restrictive of the indentures, we could borrow approximately $6.3 million as of March 30, 2006 in addition to permitted indebtedness (assuming an interest rate of 11% per annum on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100.0 million of new “permitted indebtedness” under the terms of the indentures relating to the 2011, 2012, 2014 and 2016 notes.

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

•       the repayment of all outstanding amounts under the Loews Facility; and

•       the completion of the Tender Offer for all $315.0 million aggregate principal amount of Loews’ outstanding 9.0% senior subordinated notes due 2014.

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

The Cinemex senior secured credit facilities contain customary affirmative and negative covenants with respect to Cadena Mexicana and each of the guarantors and, in certain instances, Cadena Mexicana’s subsidiaries that are not guarantors, as defined in the credit agreement. Affirmative covenants include the requirement to furnish periodic financial statements and ensure that the obligations of Cadena Mexicana and the guarantors under the Cinemex senior secured credit facilities rank at least pari passu with all existing debt of such parties. Negative covenants include limitations on disposition of assets, capital expenditures, dividends and additional indebtedness and liens. The senior secured credit facilities also include certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum total net debt to equity ratio, a minimum interest coverage ratio, a maximum true-lease adjusted leverage ratio and a minimum consolidated net worth requirement.

For additional information relating to covenants contained in the indentures governing the notes, see Note 7 to our Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K/A for the fiscal year ended March 30, 2006.

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

Amended and Restated Fee Agreement

In connection with the Merger with Loews, on January 26, 2006, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement (the “Management Fee Agreement”), which replaces the December 23, 2004 fee agreement among Holdings, AMCE, and the Marquee Sponsors. The Management Fee Agreement provides for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the Management Fee Agreement.

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

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1. The Meaning of Other Than Temporary Impairment and its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF Issue 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investment in securities that are impaired. We do not believe that the adoption of EITF 03-1 will have a material impact on our financial condition or result of operations.

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

The Company identified the following material weakness in its internal control over financial reporting—Controls over the application of Statement of Financial Accounting Standard (“SFAS”) No. 123R Stock Based Compensation, SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FSP 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event to Stock Options, their underlying shares and associated “Put” rights which failed to identify the mis-classification of certain options and shares as liabilities which should have been classified as Permanent Equity and the resulting incorrect expense recognition related thereto. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 30, 2006.

The Audit Committee of the Board of Directors (consisting solely of Directors not employed by the Company) reviews the process involved in the preparation of the Company’s annual audited financial statements, and in this regard meets (jointly and separately) with the independent registered public accounting firm, management and internal auditors to review matters relating to financial reporting and accounting procedures and policies, the adequacy of internal controls and the scope and results of the audit performed by the independent registered public accounting firm.

Chairman of the Board, Chief Executive Officer

and President

Executive Vice President and

Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF AMC ENTERTAINMENT INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and its subsidiaries, (the “Successor”), at March 30, 2006 and March 31, 2005, and the results of their operations and their cash flows for the fifty-two week period ended March 30, 2006 and for the period from July 16, 2004 (date of inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company restated its financial statements for the fifty-two week period ended March 30, 2006.

PricewaterhouseCoopers LLP

Kansas City, Missouri

June 22, 2006, except for Note 3, as to which the date is February 20, 2007, and except for the effects of the restatement discussed in Note 1, as to which the date is April 11, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF AMC ENTERTAINMENT INC.:

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and of cash flows of AMC Entertainment Inc. and its subsidiaries (the “Predecessor”) for the period from April 2, 2004 through December 23, 2004 and for the fiscal year in the period ended April 1, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Kansas City, Missouri

June 21, 2005, except for Note 3, as to which the date is October 7, 2005

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(restated)
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$1,138,034	$297,310	$847,476	$1,139,108
Concessions	456,028	117,266	328,970	436,737
Other theatre	92,816	24,884	82,826	102,387
Total revenues	1,686,878	439,460	1,259,272	1,678,232
Costs and Expenses
Film exhibition costs	595,353	152,747	452,727	605,898
Concession costs	50,581	12,801	37,880	46,868
Operating expense	451,522	115,590	324,427	442,974
Rent	329,878	80,776	223,734	288,321
General and administrative:
Merger and acquisition costs	12,487	22,268	42,732	5,508
Management fee	2,000	500	—	—
Other	39,984	14,600	33,727	56,798
Preopening expense	6,607	39	1,292	3,865
Theatre and other closure expense	601	1,267	10,758	4,068
Restructuring charges	3,980	4,926	—	—
Depreciation and amortization	164,047	43,931	86,052	115,296
Impairment of long-lived assets	11,974	—	—	16,272
Disposition of assets and other gains	(997)	(302)	(2,715)	(2,590)
Total costs and expenses	1,668,017	449,143	1,210,614	1,583,278
Other expense (income)
Other expense (income)	(9,818)	(6,778)	—	13,947
Interest expense
Corporate borrowings	116,140	39,668	66,851	66,963
Capital and financing lease obligations	4,068	1,449	5,848	8,698
Investment expense (income)	4,656	(2,512)	(6,473)	(2,837)
Total other expense	115,046	31,827	66,226	86,771
Earnings (loss) from continuing operations before income taxes	(96,185)	(41,510)	(17,568)	8,183
Income tax provision (benefit)	69,400	(6,880)	14,760	10,400
Loss from continuing operations	(165,585)	(34,630)	(32,328)	(2,217)
Loss from discontinued operations, net of income tax benefit	(25,291)	(133)	(3,550)	(8,497)
Net loss	$(190,876)	$(34,763)	$(35,878)	$(10,714)
Preferred dividends	—	—	104,300	40,277
Loss for shares of common stock	$(190,876)	$(34,763)	$(140,178)	$(50,991)

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
	(restated)
Assets
Current assets:
Cash and equivalents	$230,115	$70,949
Receivables, net of allowance for doubtful accounts of $1,339 and $862 as of March 30, 2006 and March 31, 2005, respectively	56,611	42,615
Other current assets	34,647	65,972
Current assets held for sale	4,726	—
Total current assets	326,099	179,536
Property, net	1,501,048	854,463
Intangible assets, net	273,308	189,544
Goodwill	2,018,318	1,401,740
Deferred income taxes	3,564	50,619
Other long-term assets	167,916	114,046
Non-current assets held for sale	112,337	—
Total assets	$4,402,590	$2,789,948
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$150,383	$121,146
Accrued expenses and other liabilities	157,068	119,622
Deferred revenues and income	95,812	70,284
Current maturities of corporate borrowings and capital and financing lease obligations	30,804	3,445
Current liabilities held for sale	8,233	—
Total current liabilities	442,300	314,497
Corporate borrowings	2,223,869	1,161,970
Capital and financing lease obligations	64,016	62,025
Other long-term liabilities	416,593	350,490
Non-current liabilities held for sale	11,903	—
Total liabilities	3,158,681	1,888,982
Commitments and contingencies
Stockholder’s equity:
Common Stock, 1 share issued as of March 30, 2006 and March 31, 2005 with 1¢ par value	—	—
Additional paid-in capital	1,480,206	935,344
Accumulated other comprehensive income (loss)	(10,658)	385
Accumulated deficit	(225,639)	(34,763)
Total stockholder’s equity	1,243,909	900,966
Total liabilities and stockholder’s equity	$4,402,590	$2,789,948

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	52 Weeks Ended March 30, 2006 (restated)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(190,876)	$(34,763)	$(35,878)	$(10,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	169,527	46,084	92,091	124,572
Non-cash portion of stock-based compensation	3,433	1,201	—	8,727
Non-cash portion of pension and postretirement expense	4,706	1,815	5,273	6,029
Impairment of long-lived assets	11,974	—	—	16,272
Deferred income taxes	88,240	(5,182)	10,578	14,547
Equity in (earnings) loss from investments	7,807	—	(290)	8
Disposition of assets and other gains	—	(2)	(294)	(2,590)
Loss on sale-discontinued operations	—	—	—	5,591
Loss on repurchase of Notes due 2009 and 2011	—	—	—	13,947
Change in assets and liabilities, net of effects from acquisitions:
Receivables	9,084	11,228	(24,219)	(5,388)
Other assets	31,053	(21,996)	20,438	(9,525)
Accounts payable	(46,035)	6,145	5,250	(5,368)
Accrued expenses and other liabilities	(60,496)	(48,944)	60,098	3,565
Other, net	(4,763)	(2,273)	12,317	4,266
Net cash provided by (used in) operating activities	23,654	(46,687)	145,364	163,939
Cash flows from investing activities:
Capital expenditures	(117,668)	(18,622)	(66,155)	(95,011)
Proceeds from sale/leasebacks	35,010	50,910	—	63,911
Net change in reimbursable construction advances	(1,252)	—	—	—
Increase in restricted cash	—	(456,762)	(627,338)	—
Release of restricted cash	—	456,762	—	—
Acquisition of Loews, net of cash acquired	142,512	—	—	—
Acquisition of AMCE, net of cash acquired	—	(1,268,564)	—	—
Acquisition of MegaStar Cinemas, L.L.C., net of cash acquired	—	—	—	(13,374)
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	—	—	—	(2,075)
Purchase of leased furniture, fixtures and equipment	—	(25,292)	—	(15,812)
Proceeds (payments) on disposal-discontinued operations	53,456	—	—	(5,252)
Proceeds from disposition of long-term assets	3,032	173	277	9,289
Other, net	(5,767)	1,601	821	(11,054)
Net cash provided by (used in) investing activities	109,323	(1,259,794)	(692,395)	(69,378)
Cash flows from financing activities:
Proceeds from issuance of 11% Senior Subordinated Notes due 2016	325,000	—	—	—
Proceeds from issuance of Senior Secured Credit Facility	650,000	—	—	—
Proceeds from issuance of 8% Senior Subordinated Notes due 2014	—	—	—	294,000
Repayment of LCE credit facility	(620,425)	—	—	—
Repurchase of LCE 9% Senior Subordinated Notes due 2014	(318,938)	—	—	—
Repurchase of Notes due 2009 and 2011	—	(1,663)	—	(292,117)
Borrowing under Cinemex credit facility	6,000	—	—	—
Capital contribution from Marquee Holdings Inc.	—	934,901	—	—
Proceeds from issuance of 8 5/8% senior unsecured fixed rate notes due 2012	—	250,000	250,000	—
Proceeds from issuance of senior unsecured floating rate notes due 2010	—	205,000	205,000	—
Proceeds from issuance of 12% senior discount notes due 2014	—	—	169,918	—
Proceeds from financing lease obligations	6,661	—	—	—
Principal payments under capital and financing lease obligations	(3,163)	(856)	(2,020)	(2,574)
Principal payments under mortgage obligations	(10)	—	—	—
Deferred financing costs	(24,895)	(16,546)	—	(3,725)
Change in construction payables	1,204	4,747	(2,234)	(4,307)
Cash portion of preferred dividends	—	—	(9,349)	—
Proceeds from exercise of stock options	—	—	52	3,894
Treasury stock purchases and other	—	—	(333)	(445)
Net cash provided by (used in) financing activities	21,434	1,375,583	611,034	(5,274)
Effect of exchange rate changes on cash and equivalents	4,755	1,847	(615)	(451)
Net increase in cash and equivalents	159,166	70,949	63,388	88,836
Cash and equivalents at beginning of year	70,949	—	333,248	244,412
Cash and equivalents at end of year	$230,115	$70,949	$396,636	$333,248

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $2,239, $203, $658 and $2,658 during successor periods 2006 and 2005 and predecessor periods 2005 and fiscal 2004, respectively)	$115,753	$47,788	$42,629	$78,479
Income taxes, net	(4,488)	838	2,364	3,880
Schedule of non—cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$4,941	$—	$—
Preferred dividends	—	—	93,475	40,277

Refer to Note 2—Acquisitions for discussion of non—cash activities related to acquisitions.

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Preferred Stock		Common Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount

Successor from Inception on July 16, 2004 through March 30, 2006
Balance, July 16, 2004	—	$—	—	$—
Comprehensive loss:
Net loss	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—
Comprehensive loss
Stock-based compensation—options	—	—	—	—
Capital Contribution Marquee Holdings Inc.	—	—	1	—
Balance, March 31, 2005	—	—	1	—
Comprehensive loss:	—	—	—	—
Net loss (restated)
Foreign currency translation adjustment	—	—	—	—
Additional minimum pension liability	—	—	—	—
Unrealized gain on Cinemex swap agreements	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—
Comprehensive loss (restated)
Stock-based compensation—options (restated)	—	—	—	—
Capital Contribution Marquee Holdings Inc.	—	—	—	—
Balance, March 30, 2006 (restated)	—	$—	1	$—
Predecessor from April 3, 2003 through December 23, 2004
Balance, April 3, 2003	280,107	$187	33,286,173	$22,191
Comprehensive loss:
Net loss	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Additional minimum pension liability	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—
Comprehensive loss
Preferred Stock for dividends	19,370	13	—	—
Preferred Stock dividends	—	—	—	—
Preferred Stock accretion	—	—	—	—
Stock awards, options exercised and other (net of tax benefit of $664)	—	—	603,580	402
Deferred compensation—restricted stock awards	—	—	—	—
Unissued restricted stock awards	—	—	—	—
Treasury stock purchase	—	—	—	—
Balance, April 1, 2004	299,477	200	33,889,753	22,593
Comprehensive loss:
Net loss	—	—	—	—
Foreign currency translation adjustment	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—
Comprehensive loss
Preferred Stock for dividends	39,479	26	—	—
Preferred Stock dividends	—	—	—	—
Preferred Stock accretion	—	—	—	—
Stock awards, options exercised and other (net of tax benefit of $20)	—	—	82,565	51
Deferred stock units and awards	—	—	—	—
Stock issued in connection with acquisition of GC	—	—	148,148	99
Treasury stock purchase	—	—	—	—
Elimination of Predecessor Company stockholders’ equity	(338,956)	(226)	(34,120,466)	(22,743)
Balance, December 23, 2004	—	$—	—	$—

See Notes to Consolidated Financial Statements.

	Convertible Class B Stock		Additional Paid in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Common Stock in Treasury		Total Stockholder’s
(In thousands, except share and per share data)	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity
			(restated)		(restated)			(restated)
Successor from Inception on July 16, 2004 through March 30, 2006
Balance, July 16, 2004	—	$—	$—	$—	$—	—	$—	$—
Comprehensive loss:
Net loss	—	—	—	—	(34,763)	—	—	(34,763)
Foreign currency translation adjustment	—	—	—	430	—	—	—	430
Unrealized loss on marketable securities	—	—	—	(45)	—	—	—	(45)
Comprehensive loss								(34,378)
Stock-based compensation—options	—	—	443	—	—	—	—	443
Capital Contribution Marquee Holdings Inc.	—	—	934,901	—	—	—	—	934,901
Balance, March 31, 2005	—	—	935,344	385	(34,763)	—	—	900,966
Comprehensive loss (restated):
Net loss	—	—	—	—	(190,876)	—	—	(190,876)
Foreign currency translation adjustment	—	—	—	(11,685)	—	—	—	(11,685)
Additional minimum pension liability	—	—	—	(172)	—	—	—	(172)
Unrealized gain on Cinemex swap agreements	—	—	—	594	—	—	—	594
Unrealized loss on marketable securities	—	—	—	220	—	—	—	220
Comprehensive loss								201,919
Stock-based compensation—options	—	—	4,191	—	—	—	—	4,191
Capital Contribution Marquee Holdings Inc.	—	—	540,671	—	—	—	—	540,671
Balance, March 30, 2006	—	$—	$1,480,206	$(10,658)	$(225,639)	—	$—	$1,243,909
Predecessor from April 3, 2003 through December 23, 2004
Balance, April 3, 2003	3,051,597	$2,035	$464,663	$(8,773)	$(200,002)	35,387	$(582)	$279,719
Comprehensive loss:
Net loss	—	—	—	—	(10,714)	—	—	(10,714)
Foreign currency translation adjustment	—	—	—	6,877	—	—	—	6,877
Additional minimum pension liability	—	—	—	(622)	—	—	—	(622)
Unrealized gain on marketable securities	—	—	—	525	—	—	—	525
Comprehensive loss								(3,934)
Preferred Stock for dividends	—	—	38,237	—	—	—	—	38,250
Preferred Stock dividends	—	—	(40,277)	—	—	—	—	(40,277)
Preferred Stock accretion	—	—	2,006	—	—	—	—	2,006
Stock awards, options exercised and other (net of tax benefit of $664)	—	—	4,114	—	—	—	—	4,516
Deferred compensation—restricted stock awards	—	—	(68)	—	—	—	—	(68)
Unissued restricted stock awards	—	—	823	—	—	—	—	823
Treasury stock purchase	—	—	—	—	—	42,610	(431)	(431)
Balance, April 1, 2004	3,051,597	2,035	469,498	(1,993)	(210,716)	77,997	(1,013)	280,604
Comprehensive loss:
Net loss	—	—	—	—	(35,878)	—	—	(35,878)
Foreign currency translation adjustment	—	—	—	3,241	—	—	—	3,241
Unrealized gain on marketable securities	—	—	—	147	—	—	—	147
Comprehensive loss								(32,490)
Preferred Stock for dividends	—	—	93,449	—	—	—	—	93,475
Preferred Stock dividends	—	—	(104,300)	—	—	—	—	(104,300)
Preferred Stock accretion	—	—	1,476	—	—	—	—	1,476
Stock awards, options exercised and other (net of tax benefit of $20)	—	—	12	—	—	—	—	63
Deferred stock units and awards	—	—	7,949	—	—	—	—	7,949
Stock issued in connection with acquisition of GC	—	—	1,922	—	—	—	—	2,021
Treasury stock purchase	—	—	—	—	—	22,372	(333)	(333)
Elimination of Predecessor Company stockholders’ equity	(3,051,597)	(2,035)	(470,006)	(1,395)	246,594	(100,369)	1,346	(248,465)
Balance, December 23, 2004	—	$—	$—	$—	$—	—	$—	$—

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 30, 2006, March 31, 2005 and April 1, 2004

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

AMC Entertainment Inc. (“AMCE” or the “Company”) is an intermediate holding company which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. (“AMC”) and its subsidiaries Grupo Cinemex, S.A. de C.V. (“Cinemex”) and AMC Entertainment International, Inc. (“AMCEI”) and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the “Company”), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada (“U.S. and Canada” formerly, North American theatrical exhibition) and in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France, Spain and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006. The Company’s U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company’s International theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the Merger with Loews on January 26, 2006.

The Company completed a merger on December 23, 2004 in which Marquee Holdings Inc. (“Holdings”) acquired the Company. See Note 2—Acquisitions for additional information regarding this merger. Marquee Inc. (“Marquee”) was a company formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the “Predecessor”). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMCE, with AMCE as the surviving reporting entity (the “Successor”). The merger with Marquee was treated as a purchase with Marquee being the “accounting acquirer” in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMCE, as of December 23, 2004, the merger date. The consolidated balance sheets presented herein are those of the Successor and the consolidated statements of operations and cash flows presented herein are those of the Successor for the fifty-two weeks ended March 30, 2006 and the period from inception July 16, 2004 through March 31, 2005 and those of its Predecessor, AMCE for the period April 2, 2004 through December 23, 2004 and the fifty-two weeks ended April 1, 2004.

In association with the merger transaction discussed above, two merger entities were formed on July 16, 2004, Marquee and Holdings. To finance the merger and related transactions, on August 18, 2004, (i) Marquee issued $250,000,000 aggregate principal amount of 8 5/8% senior unsecured fixed rate Notes due 2012 (“Fixed Notes due 2012”) and $205,000,000 aggregate principal amount of senior unsecured floating rate Notes due 2010 (“Floating Notes due 2010”) and (ii) Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% senior discount Notes due 2014 (“Discount Notes due 2014”) for gross proceeds of $169,917,760. The only operations of Marquee and Holdings prior to the merger with Marquee were related to these financings. Because the Company was the primary beneficiary of the two merger entities, which were considered variable interest entities as defined in FIN 46 (R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company was required to consolidate the merger entities’ operations and financial position into the Company’s financial statements as of and through the period ended December 23, 2004. Upon consummation of the merger, Marquee was merged with and into AMCE and the letters of credit which gave rise to consolidation of the entities under FIN 46 were cancelled. As such, Marquee’s operations and financial position are included within the Company’s Consolidated Financial Statements and Holding’s results of operations are included within the Predecessor Company’s Consolidated Financial Statements from its inception on July 16, 2004 through December 23, 2004. Subsequent to December 23, 2004 AMCE deconsolidated Holding’s assets and liabilities.

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

Restatement:   In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified stock option awards, the Company determined that its financial statements as of and for the fiscal year ended March 30, 2006 needed to be restated to correct the following item:

Stock Option Awards

On December 23, 2004, certain members of management were granted options to purchase Marquee Holdings Inc. (“Holdings”) common stock. Due to the existence of certain put options, at the time the stock options were granted, the Company determined that the stock options for two members of management should be recorded as liabilities with changes in the estimated fair value of those options recorded through a charge or credit to the statement of operations. Holdings also has a call option relating to the options (and the underlying shares) similar to the call option referred to above.

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because Holdings does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee’s control. Accordingly, the Company has restated its financial statements as of and for the year ended March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities). There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements as of and for the year ended March 30, 2006 to record the net effect of the adjustments referred discussed above. The impact of the adjustments for the fiscal year ended March 31, 2005 is not material (and was recorded as part of the 2006 restatement adjustments). The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Stock based
Compensation
Fifty-Two Weeks Ended March 30, 2006	Expense(1)
Decrease in Other Long-Term Liabilities(2)	$425
Increase in Additional Paid-in Capital(2)	$2,539
Increase in Net Loss	$2,114

(1)                Included within Other G&A

(2)                Refer to discussion of the adjustment for stock option awards above

The following table sets forth the previously reported amounts and the restated amounts reflected in the accompanying Consolidated Financial Statements (dollars in thousands):

	52 Weeks Ended March 30, 2006
	As previously reported	As restated
Statement of Operations data:
General and administrative: Other	$38,041	$39,984
Total costs and expenses	1,710,184	1,668,017
Loss from continuing operations before income taxes	(96,653)	(96,185)
Income tax provision	69,700	69,400
Net loss	(188,762)	(190,876)
Balance Sheet data (at period end):
Other Long-Term Liabilities	$417,018	$416,593
Total Liabilities	3,159,106	3,158,681
Additional Paid-in Capital	1,477,667	1,480,206
Accumulated Deficit	(223,525)	(225,639)
Total Stockholders' Equity	1,243,484	1,243,909

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

The following unaudited tables set forth the impact of the restatements on each previously reported quarterly and year to date period for 2006.

	Thirteen Weeks Ended September 29, 2005				Twenty-Six Weeks Ended September 29, 2005
	As		Discontinued	As Restated	As		Discontinued	As Restated
	Reported	Restatement(1)	Operations(2)	& Adjusted	Reported	Restatement(1)	Operations(2)	& Adjusted
Unaudited
Revenues

Admissions	$270,414	$—	$(8,191)	$262,223	$546,820	$—	$(14,643)	$532,177
Concessions	105,679	—	(2,918)	102,761	217,012	—	(5,113)	211,899
Other revenue	22,844	—	(409)	22,435	47,887	—	(742)	47,145
Total revenues	398,937	—	(11,518)	387,419	811,719	—	(20,498)	791,221
Costs and Expenses
Film exhibition costs	143,545	—	(4,054)	139,491	295,262	—	(7,144)	288,118
Concession costs	12,039	—	(656)	11,383	23,768	—	(864)	22,904
Operating expense	107,822	—	(2,665)	105,157	214,343	—	(5,532)	208,811
Rent	78,006	—	(2,827)	75,179	156,692	—	(5,708)	150,984
General and administrative:
Merger and acquisition costs	960	—	—	960	2,640	—	—	2,640
Management fee	500	—	—	500	1,000	—	—	1,000
Other	7,982	997	(27)	8,952	18,161	997	(117)	19,041
Preopening expense	728	—	—	728	736	—	—	736
Theatre and other closure expense	346	—	—	346	980	—	—	980
Restructuring charge	839	—	—	839	3,908	—	—	3,908
Depreciation and amortization	37,956	—	(1,356)	36,600	75,467	—	(2,920)	72,547
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Disposition of assets and other gains	(103)	—	—	(103)	(770)	—	—	(770)
Total costs and expenses	390,620	997	(11,585)	380,032	792,187	997	(22,285)	770,899
Other expense (income)
Other income	(4,931)	—	—	(4,931)	(6,047)	—	—	(6,047)
Interest expense
Corporate borrowings	24,412	—	—	24,412	49,201	—	—	49,201
Capital and financing lease obligations	1,695	—	(471)	1,224	3,380	—	(957)	2,423
Investment income	(912)	—	1	(911)	(372)	—	1	(371)
Total other expense	20,264	—	(470)	19,794	46,162	—	(956)	45,206
Earnings (loss) from continuing operations before income taxes	(11,947)	(997)	537	(12,407)	(26,630)	(997)	2,743	(24,884)
Income tax benefit	(4,000)	(400)	(100)	(4,500)	(10,300)	(400)	(200)	(10,900)
Earnings (loss) from continuing operations	(7,947)	(597)	637	(7,907)	(16,330)	(597)	2,943	(13,984)
Loss from discontinued operations, net of income taxes	(2,770)	—	(637)	(3,407)	(22,094)	—	(2,943)	(25,037)
Net loss	$(10,717)	$(597)	$—	$(11,314)	$(38,424)	$(597)	$—	$(39,021)

	As of
	September 29, 2005
	As		As
	Reported	Restatement(1)	Restated
	Unaudited
Assets
Current assets:
Cash	$71,797	$—	$71,797
Receivables	53,007	—	53,007
Other current assets	39,541	—	39,541
Current assets held for sale	—	—	—
Total current assets	164,345	—	164,345
Property	814,146	—	814,146
Intangible assets	181,129	—	181,129
Goodwill	1,313,865	—	1,313,865
Deferred income taxes	49,625	400	50,025
Other long-term assets	112,556	—	112,556
Non-current assets held for sale	—	—	—
Total assets	$2,635,666	$400	$2,636,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,217	$—	$86,217
Accrued expenses and other liabilities	108,826	—	108,826
Deferred revenues and income	62,859	—	62,859
Current maturities	2,574	—	2,574
Current liabilities held for sale	—	—	—
Total current liabilities	260,476	—	260,476
Corporate borrowings	1,160,810	—	1,160,810
Capital and financing lease obligations	34,711	—	34,711
Other long-term liabilities	318,635	(684)	317,951
Non-current liabilities held for sale	—	—	—
Total liabilities	1,774,632	(684)	1,773,948
Stockholders’ equity:
Common stock	—	—	—
Additional paid-in capital	936,166	1,681	937,847
Accumulated other comprehensive income	(1,945)	—	(1,945)
Accumulated deficit	(73,187)	(597)	(73,784)
Total stockholders’ equity	861,034	1,084	862,118
Total liabilities and equity	$2,635,666	$400	$2,636,066

	Thirteen Weeks Ended December 29, 2005			Thirty-Nine Weeks Ended December 29, 2005
	As Reported	Restatement(1)	As Restated	As Reported	Restatement(1)	As Restated
	Unaudited
Revenues
Admissions	$267,683	$—	$267,683	$799,860	$—	$799,860
Concessions	105,553	—	105,553	317,452	—	317,452
Other revenue	25,272	—	25,272	72,417	—	72,417
Total revenues	398,508	—	398,508	1,189,729	—	1,189,729
Costs and Expenses
Film exhibition costs	140,334	—	140,334	428,452	—	428,452
Concession costs	11,442	—	11,442	34,346	—	34,346
Operating expense	103,382	—	103,382	312,193	—	312,193
Rent	78,053	—	78,053	229,037	—	229,037
General and administrative:
Merger and acquisition costs	269	—	269	2,909	—	2,909
Management fee	500	—	500	1,500	—	1,500
Other	10,061	316	10,377	28,105	1,313	29,418
Preopening expense	3,515	—	3,515	4,251	—	4,251
Theatre and other closure expense	410	—	410	1,390	—	1,390
Restructuring charge	27	—	27	3,935	—	3,935
Depreciation and amortization	35,931	—	35,931	108,478	—	108,478
Impairment of long-lived assets	—	—	—	—	—	—
Disposition of assets and other gains	(297)	—	(297)	(1,067)	—	(1,067)
Total costs and expenses	383,627	316	383,943	1,153,529	1,313	1,154,842
Other expense (income)
Other income	(5,919)	—	(5,919)	(11,966)	—	(11,966)
Interest expense
Corporate borrowings	24,737	—	24,737	73,938	—	73,938
Capital and financing lease obligations	541	—	541	2,964	—	2,964
Investment income	2,625	—	2,625	2,254	—	2,254
Total other expense	21,984	—	21,984	67,190	—	67,190
Earnings (loss) from continuing operations before income taxes	(7,103)	(316)	(7,419)	(30,990)	(1,313)	(32,303)
Income tax benefit	(2,600)	(100)	(2,700)	(13,100)	(500)	(13,600)
Loss from continuing operations	(4,503)	(216)	(4,719)	(17,890)	(813)	(18,703)
Earnings (loss) from discontinued operations, net of income taxes	178	—	178	(24,859)	—	(24,859)
Net loss	$(4,325)	$(216)	$(4,541)	$(42,749)	$(813)	$(43,562)

	As of December 29, 2005
	As Reported	Restatement(1)	As Restated
	Unaudited
Assets
Current assets:
Cash	$134,522	$—	$134,522
Receivables	65,812	—	65,812
Other current assets	40,865	—	40,865
Current assets held for sale	950	—	950
Total current assets	242,149	—	242,149
Property	783,121	—	783,121
Intangible assets	175,970	—	175,970
Goodwill	1,303,976	—	1,303,976
Deferred income taxes	54,463	500	54,963
Other long-term assets	108,259	—	108,259
Non-current assets held for sale	33,721	—	33,721
Total assets	$2,701,659	$500	$2,702,159
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,958	$—	$119,958
Accrued expenses and other liabilities	129,914	—	129,914
Deferred revenues and income	87,921	—	87,921
Current maturities	2,560	—	2,560
Current liabilities held for sale	4,001	—	4,001
Total current liabilities	344,354	—	344,354
Corporate borrowings	1,160,208	—	1,160,208
Capital and financing lease obligations	33,792	—	33,792
Other long-term liabilities	293,905	(918)	292,987
Non-current liabilities held for sale	12,004	—	12,004
Total liabilities	1,844,263	(918)	1,843,345
Stockholders’ equity:
Common stock	—	—	—
Additional paid-in capital	936,577	2,231	938,808
Accumulated other comprehensive income	(1,669)	—	(1,669)
Accumulated deficit	(77,512)	(813)	(78,325)
Total stockholders’ equity	857,396	1,418	858,814
Total liabilities and equity	$2,701,659	$500	$2,702,159

`

	Thirteen Weeks Ended March 30, 2006				Fifty-Two Weeks Ended March 30, 2006
	As		Discontinued	As	As		Discontinued	As
	Reported	Restatement(1)	Operations (2)	Restated	Reported	Restatement(1)	Operations (2)	Restated
Revenues
Admissions	$345,875	$—	$(7,701)	$338,174	$1,169,226	$—	$(31,192)	$1,138,034
Concessions	141,102	—	(2,526)	138,576	466,679	—	(10,651)	456,028
Other revenue	20,934	—	(535)	20,399	94,545	—	(1,729))	92,816
Total revenues	507,911	—	(10,762)	497,149	1,730,450	—	(43,572)	1,686,878
Costs and Expenses
Film exhibition costs	170,525	—	(3,624)	166,901	610,600	—	(15,247)	595,353
Concession costs	16,717	—	(482)	16,235	52,584	—	(2,003)	50,581
Operating expense	141,859	—	(2,530)	139,329	462,185	—	(10,663)	451,522
Rent	103,797	—	(2,956)	100,841	341,301	—	(11,423)	329,878
General and administrative:
Merger and acquisition costs	9,578	—	—	9,578	12,487	—	—	12,487
Management fee	500	—	—	500	2,000	—	—	2,000
Other	9,804	801	(39)	10,566	38,041	2,114	(171)	39,984
Preopening expense	2,356	—	—	2,356	6,607	—	—	6,607
Theatre and other closure expense	(789)	—	—	(789)	601	—	—	601
Restructuring charge	45	—	—	45	3,980	—	—	3,980
Depreciation and amortization	56,699	—	(1,130)	55,569	168,821	—	(4,774)	164,047
Impairment of long-lived assets	11,974	—	—	11,974	11,974	—	—	11,974
Disposition of assets and other gains	70	—	—	70	(997)	—	—	(997)
Total costs and expenses	523,135	801	(10,761)	513,175	1,710,184	2,114	(44,281)	1,668,017
Other expense (income)
Other income	2,148	—	—	2,148	(9,818)	—	—	(9,818)
Interest expense
Corporate borrowings	42,202	—	—	42,202	116,140	—	—	116,140
Capital and financing lease obligations	1,567	—	(463)	1,104	5,946	—	(1,878)	4,068
Investment income	2,400	—	2	2,402	4,651	—	5	4,656
Total other expense	48,317	—	(461)	47,856	116,919	—	(1,873)	115,046
Loss from continuing operations before income taxes	(63,541)	(801)	460	(63,882)	(96,653)	(2,114)	2,582	(96,185)
Income tax provision	82,500	500	—	83,009	69,700	—	(300)	69,400
Loss from continuing operations	(146,041)	(1,301)	460	(146,891)	(166,353)	(2,114)	2,882	(165,585)
Loss from discontinued operations, net of income taxes	28	—	(460)	(432)	(22,409)	—	(2,882)	(25,291)
Net loss	$(146,013)	$(1,301)	$—	$(147,323)	$(188,762)	$(2,114)	$—	$(190,876)

	As of March 30, 2006
	As		As
	Reported	Restatement(1)	Restated
Assets
Current assets:
Cash	$230,115	$—	$230,115
Receivables	56,611	—	56,611
Other current assets	34,647	—	34,647
Current assets held for sale	4,726	—	4,726
Total current assets	326,099	—	326,099
Property	1,501,048	—	1,501,048
Intangible assets	273,308	—	273,308
Goodwill	2,018,318	—	2,018,318
Deferred income taxes	3,564	—	3,564
Other long-term assets	167,916	—	167,916
Non-current assets held for sale	112,337	—	112,337
Total assets	$4,402,590	$—	$4,402,590
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$150,383	$—	$150,383
Accrued expenses and other liabilities	157,068	—	157,068
Deferred revenues and income	95,812	—	95,812
Current maturities	30,804	—	30,804
Current liabilities held for sale	8,233	—	8,233
Total current liabilities	442,300	—	442,300
Corporate borrowings	2,223,869	—	2,223,869
Capital and financing lease obligations	64,016	—	64,016
Other long-term liabilities	417,018	(425)	416,593
Non-current liabilities held for sale	11,903	—	11,903
Total liabilities	3,159,106	(425)	3,158,681
Stockholders’ equity:
Common stock	—	—	—
Additional paid-in capital	1,477,667	2,539	1,480,206
Accumulated other comprehensive income	(10,658)	—	(10,658)
Accumulated deficit	(223,525)	(2,114)	(225,639)
Total stockholders’ equity	1,243,484	425	1,243,909
Total liabilities and equity	$4,402,590	$—	$4,402,590

(1)          As discussed in this Note, the Company restated its financial statements for stock option awards.

(2)          As discussed in Note 3—Discontinued Operations, the Company classified the results of operations of its Iberia theatres as discontinued operations during the thirteen weeks ended December 28, 2006. As a result, conforming classifications are made for these periods. The reclassification for discontinued operations was not an error in the prior financial statements, rather it was performed to be consistent with the treatment in the annual financial statements.

Discontinued Operations:   The results of operations for the Company’s discontinued operations have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s Consolidated Statements of Operations. See Note 3—Discontinued Operations.

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

Concession Costs:   Generally, the Company records payments from vendors as a reduction of concession costs when earned. Revenue is recorded when it is determined that the payment was for the fair value of services provided to the vendor where the benefit to the vendor is sufficiently separable from the Company’s purchase of the vendor’s products. If the consideration received is in excess of fair value, then the excess is recorded as a reduction of concession costs. In addition, if the payment from the vendor is for a reimbursement of expenses, then those expenses are offset.

NCN and Other:   The Company recognizes revenues related to on-screen advertising over the period the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of its agreements with advertisers. Its on-screen advertising subsidiary (NCN) operates its advertising program through agreements with other theatre circuits. These circuit agreements stipulate the amount of circuit payments a theatre will receive for running on-screen slides, on-film programs and other related in-theatre products and services. The Company’s circuit agreements have terms of 1 to 5 years, with an annual cancellation provision included in select agreements. Certain circuits have agreements requiring an annual minimum exhibitor share payment. The Company recognizes the minimum exhibitor share payments as an expense on a straight-line basis over the terms of the agreements and any excess minimum exhibitor share payments are recognized when earned.

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

Advertisting Costs:   The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $22.6 million, $5.2 million, $18.9 million and $24.5 million during the 52 weeks ended March 30, 2006, the 14 weeks ended March 31, 2005, the 38 weeks ended December 23, 2004 and the 52 weeks ended April 1, 2004, respectively.

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

Intangible Assets:   Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from the acquisitions, and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer relationship intangible assets, non-competition and consulting agreements and trademarks, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets except for a customer relationship intangible asset and the AMC and Cinemex Trademark intangible assets associated with the merger with Marquee. The customer relationship intangible asset is amortized over eight years based upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. This pattern indicates that over 2/3rds of the cash flow generated from the asset is derived during the first five years. The AMC and Cinemex Trademark intangible assets are considered indefinite lived intangible assets, and therefore not amortized, but rather evaluated for impairment annually. There was no impairment of the Company’s intangible assets as of March 30, 2006.

Investments:   The Company accounts for its investments in non-consolidated entities using the cost and equity methods of accounting, has recorded the investments within other long-term assets in its consolidated balance sheets and records equity in earnings or losses of these entities accounted for following the equity method of accounting within investment income in its consolidated statements of operations. As of March 30, 2006, the Company holds a 50% interest in Hoyts General Cinemas South America (“HGCSA”) a partnership that operates 18 theatres in South America; a 29% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 27% interest in Movietickets.com, a joint venture that provides moviegoers with a convenient way to buy movie tickets online, access local showtime information, view trailers and read reviews; a 50% interest in Yelmo Cineplex, a joint venture that operates 27 theatres in Spain; and a 50% interest in three theatres that are accounted for following the equity method of accounting. The Company’s recorded investments exceed its proportional ownership of the underlying equity in these entities by approximately $33,806,000. These differences will be amortized to equity in earnings or losses over the estimated useful lives of the related assets (1-5 years) or evaluated for impairment. There was no impairment of the Company’s investments as of March 30, 2006. As of March 30, 2006 the Company holds a 9% interest in Fandango, a joint venture that provides moviegoers with a convenient way to buy movie tickets online, access local showtime information, view trailers and read reviews that is accounted for following the cost method of accounting.

Acquisitions:   The Company accounts for its acquisitions of theatrical exhibition businesses using the purchase method. The purchase method requires that the Company estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash, common stock, senior subordinated notes and bankruptcy related claims. The allocation of purchase price is based on management’s judgment after evaluating several factors, including actuarial estimates for pension liabilities, market prices of its indebtedness and valuation assessments prepared by a valuation specialist.

Goodwill:   Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets related to acquisitions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

The Company’s recorded goodwill was $2,018,318,000 as of March 30, 2006 and $1,401,740,000 as of March 31, 2005. The Company evaluates goodwill for impairment as of the end of the fourth fiscal quarter and any time an event occurs or circumstances change that would reduce the fair value for a reporting unit below its carrying amount. The Company’s goodwill is recorded in its U.S. and Canada theatrical exhibition operating segment, in Cinemex and in our Spain and Portugal theatres which are also the reporting units for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by considering multiples applied to cash flow estimates less net indebtedness which it believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value. There was no goodwill impairment as of March 30, 2006.

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

Theatre and Other Closure Expense:   Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company’s closed theatres, other vacant space or theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. Accretion expense relates to changes in the Company’s theatre closure liability due to the passage of time where the Company has based its expected payments to landlords on discounted amounts. The accretion expense for exit activities initiated after December 31, 2002 and all accretion expense subsequent to the merger with Marquee is included as a component of theatre and other closure expense. The Successor recorded theatre and other closure expense of $601,000 and $1,267,000 for the periods ended March 30, 2006 and March 31, 2005, respectively, and the Predecessor recorded theatre and other closure expense of $10,758,000 and $4,068,000 for the periods ended December 23, 2004 and April 1, 2004, respectively. Accrued theatre and other closure expense is generally classified as current based upon management’s intention to negotiate termination of the related lease obligations within one year.

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

On March 24, 2005, the Company commenced an organizational restructuring related to functions at its Home Office and its Film Office. The Company’s new organizational structure flattens management structure and aligns systems, resources and areas of expertise to promote faster communication. The primary goal of the restructuring is to create a simplified organizational structure.

The Company recorded $4,926,000 of expenses, primarily at its home office and at its NCN and other operating segment, related to one-time termination benefits and other costs for the displacement of approximately 200 associates in connection with the organizational restructuring and the contribution of assets by NCN to NCM during fiscal 2005. The Company incurred an additional $3,139,000 in one-time termination benefits and approximately $841,000 related to closure of offices during fiscal 2006. The Company’s restructuring activities were complete as of March 30, 2006.

The Company recorded a liability of $27,090,000 related to one-time termination benefits and other costs for the displacement of approximately 230 associates in connection with the Merger with Loews as part of purchase accounting. The Company recorded an additional $4,845,000 liability related to closures of Loews’ duplicate administrative facilities in connection with the Merger with Loews as part of purchase accounting.

Leases:   The majority of the Company’s operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 15 to 20 years (see Note 18—Related Party Transactions), with certain leases containing options to extend the leases for up to an additional 20 years. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements and therefore, considers the initial base term as the lease term under Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS No. 13”). The leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts and contingent rentals based on revenues with a guaranteed minimum.

The Company has historically recorded rent expense for its operating leases with reasonably assured rent increases in accordance with FASB Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases on a straight-line basis from the “lease commencement date” (the theatre opening date) as specified in the lease agreement until the end of the base lease term. The Company has historically viewed “rent holidays” as an inducement contained in the lease agreement that provides for a period of “free rent” during the lease term and believed that it did not have “rent holidays” in its lease agreements.

During fiscal 2005, the Company determined that its lease terms commence at the time it obtains “control and access” to the leased premises which is generally a date prior to the “lease commencement date” contained in the lease agreements. The Company has evaluated the impact of a change in the commencement date of its lease terms based on when it has “control and access” to the leased premises and has determined that the impact was immaterial to the prior periods.

The Company records rent expense for its operating leases on a straight-line basis over the base term of the lease agreements commencing with the date the Company has “control and access” to the leased premises. Rent expense related to the “rent holiday” is recorded as a component of preopening expense until construction of the leased premises is complete and the premises are ready for their intended use. Rent charges upon completion of the leased premises subsequent to the theatre opening date are expensed as a component of rent expense. The estimated useful lives for leasehold improvements reflect the shorter of the base terms of the corresponding lease agreements or the economic life of the leasehold improvements.

Occasionally the Company will receive amounts from developers in excess of the costs incurred related to the construction of the leased premises. The Company records the excess amounts received from developers as deferred rent and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

The Company evaluates the classification of its leases following the guidance in SFAS No. 13. Leases that qualify as capital leases are recorded at the present value of the future minimum rentals over the base term of the lease using the Company’s incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that corresponds with the base term of the lease.

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

Impairment of Long-lived Assets:   Management reviews long-lived assets, including intangibles and investments in non-consolidated entities, for impairment as part of the Company’s annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where the Company operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. Management evaluates its theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. Because the Christmas and New Years holiday results comprise a significant portion of the Company’s operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of the Company’s impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when management does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. Fair value for furniture, fixtures and equipment has been determined using factors such as similar asset sales and in some instances third party valuation studies. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates.

If theatres currently have sufficient estimated future cash flows to realize the related carrying amount of theatre assets, but management believes that it is not likely the theatre will be operated to the end of its lease term, the estimated economic life of the theatre assets are revised to reflect management’s best estimate of the economic life of the theatre assets for purposes of recording depreciation.

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

Stock-based Compensation:   The Successor has no stock-based compensation arrangements of its own; however its parent, Holdings, granted options on 39,476.72872 shares to certain employees during the Successor period ended March 31, 2005 and March 30, 2006. Because the employees to whom the options were granted are employed by the Successor, the Successor has reflected the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009. The options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Successor has recorded $3,433,000 of stock-based compensation expense during its period ended March 30, 2006 and $1,201,000 of stock-based compensation expense during its period ended March 31, 2005 and the Predecessor has recorded no stock compensation expense for its period ended December 23, 2004.

The options have been accounted for using the fair value method of accounting for stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment (“SFAS 123(R)”) and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, and the Company has valued the options using the Black-Scholes formula. There is no cash impact related to the options included in the Successor’s Consolidated Statements of Cash Flows.

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

The following table reflects the weighted average fair value per option granted during each year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	March 30, 2006(1)	March 31, 2005(1)	April 2, 2004 through December 23, 2004	April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Weighted average fair value on grant date	$230.75	$575.48	$—	$—
Risk—free interest rate	4.5%	3.6%	—	—
Expected life (years)	3	5	—	—
Expected volatility	25.8%	65.3%	—	—
Expected dividend yield	—	—	—	—

(1)                Represents assumptions for stock options granted to certain employees of the Company by the Company’s parent, Holdings.

(2)                The Company uses a combination of historical AMC Entertainment Inc. share values for the periods when the Company was publicly traded as well as those of its competitor peer group for purposes of calculating volatility. The options issued by the Company during the year ended March 31, 2005 had an expected life of 5 years while the options issued during the year ended March 31, 2006 had an expected life of 3 years. The volatility was calculated from the same source of prices but was for different expected terms thus providing different volatility factors.

The following table illustrates the effect on net loss as if the fair value method had been applied to all stock awards and outstanding and unvested options in each period:

(In thousands)	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Predecessor)	(Predecessor)
Net loss:
As reported	$(35,878)	$(10,714)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	—	5,236
Deduct: Total stock-based compensation expense determined under fair value method for all awards	—	(5,930)
Pro forma	$(35,878)	$(11,408)

Income Taxes:   The Successor joins with Holdings in filing a consolidated U.S. Corporation Income Tax return and, in certain states, consolidated state income tax returns. With respect to the consolidated federal and state income tax returns, the Successor remits income taxes to the applicable taxing jurisdiction and records income taxes payable and receivable from other members of the group as if each member filed separate federal and state income tax returns. Additionally, the Successor’s provision for income taxes is computed as if it filed separate income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”) Accounting for Income Taxes. Under SFAS 109, deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

The Company entered into a tax sharing agreement with Holdings under which the Company agreed to make cash payments to Holdings to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to the Company or its subsidiaries’ income and (ii) franchise taxes and other fees required to maintain Holdings’ legal existence.

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

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF Issue 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe that the adoption of EITF 03-1 will have a material impact on our financial condition or results of operations.

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

NOTE 2—ACQUISITIONS

Merger with Loews

On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. (“LCE Holdings”), the parent of Loews Cineplex Entertainment Corporation (“Loews”), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into the Company, with the Company continuing after the merger (the “Merger” and collectively, the “Mergers”). The transaction closed on January 26, 2006. Upon completion of the Mergers, the existing stockholders of Holdings, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., currently hold approximately 60% of its outstanding capital stock, and the previous stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors  (collectively with J.P. Morgan Partners, LLC and Apollo Management, L.P., the “Sponsors”), hold approximately 40% of the outstanding capital stock of Holdings.

The purchase price paid by the Company on the Merger resulted in the recognition of goodwill because it exceeded the fair value of the assets acquired. The Company paid a price in excess of fair value of the assets acquired because it anticipated that the Merger would enhance its position as one of the world’s leading theatrical exhibition companies based on revenues and believed that it would be able to achieve corporate overhead savings by eliminating duplicative facilities and services, enhance operating efficiencies in areas such as advertising and field support and theatre-level staffing and realize economies of scale in several areas, most notably in purchasing and contracting services and supplies.

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

Amounts recorded for goodwill were not subject to amortization, and were not considered deductible for income tax purposes. Goodwill in the amount of $609,578,000 and $129,161,000 was recorded at the Company’s U.S. and Canada theatrical exhibition operating segment and at the Cinemex reporting unit in the International operating segment, respectively. The preliminary allocation of purchase price and estimates of fair values may potentially change in the future as additional information becomes available.

The Merger included the acquisition of intangible assets including; $43,145,000 related to favorable leases with remaining lease terms ranging from one to thirteen years, $9,595,000 related to Loews and Cinemex trademark and tradenames, $52,452,000 related to advertising and management contracts, and $6,805,000 related to Cinemex non-compete agreement. The Loews’ tradename amortization period is 5 years. These fair values are based on management’s best estimate using available evidence including a study performed by a valuation specialist. The Cinemex trademark and tradename are indefinite-lived intangible assets which are not subject to amortization, but do require impairment evaluation during each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The weighted average amortization period for LCE and Cinemex favorable leases was approximately eight years. Acquired intangible assets are more fully discussed in Note 5.

Merger with Marquee

On December 23, 2004, the Company completed a merger in which Holdings acquired the Company pursuant to an Agreement and Plan of Merger, dated as of July 22, 2004, by and among the Company, Holdings and Marquee. Marquee, a wholly owned subsidiary of Holdings, merged with and into the Company, with the Company remaining as the surviving entity and becoming a wholly owned subsidiary of Holdings. The merger was voted on and approved by the Company’s shareholders on December 23, 2004.

Pursuant to the terms of the merger agreement, each issued and outstanding share of the Company’s Common Stock and Convertible Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of the Company’s Series A Convertible Preferred Stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the merger with Marquee was approximately $1,665,200,000. The Company made payments to holders of its Common Stock, Convertible Class B Stock and Series A Convertible Preferred Stock in the aggregate amount of $1,647,300,000 and Holdings made payments of $17,900,000 to the holders of 1,451,525 vested in-the-

money options and holders of 520,350 deferred stock units that vested upon consummation of the merger. The Company has recorded $63,057,000 ($20,325,000 Successor and $42,732,000 Predecessor) of general and administrative expenses related to the merger with Marquee all of which were paid as of March 31, 2005. Included in these amounts are $20,000,000 of Successor transaction fees paid to J.P. Morgan Partners (BHCA), L.P. and Apollo Investment Fund V, L.P. and certain related investment funds.

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

The following is a summary of the allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the merger with Marquee. The allocation of purchase price is based on management’s judgment after evaluating several factors, including actuarial estimates for pension liabilities, market prices of our indebtedness and a valuation assessment prepared by a valuation specialist (in thousands):

Cash and equivalents	$396,636
Other current assets	99,794
Property, net	894,293
Intangible assets	205,148
Goodwill	1,377,196
Deferred income taxes	64,106
Other long-term assets	61,006
Current liabilities	(344,908)
Corporate borrowings	(709,283)
Capital and financing lease obligations	(66,525)
Other long-term liabilities	(312,263)
Total estimated purchase price	$1,665,200

The merger with Marquee included the acquisition of intangible assets including; $74,000,000 related to the AMC trademark and tradename, $54,993,000 related to favorable leases, and $46,000,000 related to the Company’s Moviewatcher customer loyalty program (A customer relationship intangible asset). These fair values are based on management’s best estimate using available evidence including a study performed by a valuation specialist. The AMC trademark and tradename is an indefinite-lived intangible asset which is not subject to amortization, but does require impairment evaluation during each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The weighted average amortization period for favorable leases was approximately fourteen years. In determining the useful life of the Moviewatcher customer relationship intangible asset, the Company utilized information tracking the behavior pattern of the customers participating in this program. The data suggests that the

Moviewatcher customers exhibit a higher frequency of trips to the theatres and many of the members remain active within the program for extended periods. The membership data was utilized in developing an attrition/retention rate used in the valuation analysis. The analysis indicates that an active base of members contribute incremental cash flow to the business over a period of at least 8 years. However, it should be noted that over two-thirds of the cash flow generated from this asset is derived in the first 5 years. The amortization of the fair value of this asset reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. Accordingly the Company has calculated the consumption pattern of this asset by comparing the undiscounted cash flows for each year with the sum of the undiscounted cash flows generated by this asset to develop the ratio of the fair value of the asset that would be amortized during the period.

Amounts recorded for goodwill are not subject to amortization, are not expected to be deductible for tax purposes and have been allocated to the Company’s U.S. and Canada theatrical exhibition operating segment, Other operating segment, Japan AMC Theatres Inc., the Company’s Japan branch and the Company’s consolidated Spain and Portugal operations conducted through AMC Entertainment Espana S.A. and Actividades Multi-Cinemas E Espectaculos, LDA (the reporting units). The Company has performed it annual impairment test for goodwill and recorded no impairment as of March 30, 2006. The goodwill of $29,973,000, allocated to the Other operating segment, was contributed to a cinema screen advertising joint venture between the Company and Regal Entertainment Group, National CineMedia LLC (“NCM”), and is included in the Company’s investment in NCM together with certain of NCN’s other contributed assts. Goodwill of $44,774,000 was allocated to Japan AMC Theatres Inc., which was disposed of in connection with the consummation of the sale of that entity on June 30, 2005, and goodwill of $6,599,000 was allocated to the remaining Japan location, which was disposed of in connection with the consummation of the sale of that entity on September 1, 2005. Goodwill of $11,712,000 was allocated to the Spain and Portugal theatres and is included in non-current assets held for sale.

Pro Forma Effect of Merger Transactions

The unaudited pro forma financial information presented below sets forth the Company’s and Loews’ historical consolidated statements of operations for the periods indicated and give effect to the merger transactions with Loews and Marquee, the contribution of NCN assets to NCM and the related debt issuances as adjusted for the respective purchase price allocations as if each transaction occurred on April 2, 2004 and April 1, 2005. Because the pro forma financial information gives effect to the transactions described above as of the beginning of fiscal 2005, all pro forma information is for the Successor. Such information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Fifty-two week periods
(In thousands)	Pro Forma April 1, 2005 through March 30, 2006 (restated)	Pro Forma April 2, 2004 through March 31, 2005
	(Successor)	(Successor)
Revenues	$2,388,052	$2,531,990
Cost of operations	1,534,504	1,606,952
Rent	434,204	421,873
General and administrative:
Merger and acquisition costs*	18,023	8,098
Management fee	5,000	5,000
Other	78,661	89,935
Preopening expense	10,635	2,553
Theatre and other closure expense	601	12,025
Restructuring charge	3,980	5,053
Depreciation and amortization	282,285	291,936
Impairment of long-lived assets	11,974	—
Disposition of assets and other gains	(1,300)	(5,274)
Total costs and expenses	2,334,457	2,438,151
Other expense (income)	(9,818)	(6,778)
Interest expense	205,616	209,483
Investment expense (income)	5,385	(5,880)
Total other expense	201,183	196,825
Loss from continuing operations before income taxes	(189,287)	(102,986)
Income tax provision	10,055	11,461
Loss from continuing operations	(199,042)	(114,447)
Loss from discontinued operations	(22,409)	(230)
Net loss	$(224,333)	$(114,677)

*                    Primarily represents non recurring costs for the Merger Transactions.

Acquisition of MegaStar Cinemas, L.L.C.

On December 19, 2003, the Company acquired certain of the operations and related assets of MegaStar Cinemas, L.L.C. (“MegaStar”) for an estimated cash purchase price of $15,037,000. In connection with the acquisition, the Company assumed leases on three theatres with 48 screens in Minneapolis and Atlanta. All three of the theatres feature stadium seating and have been built since 2000. The results of operations are included in the Consolidated Statements of Operations from December 19, 2003. The Company believes the results of operations of the acquired theatres are not material to the Company’s Consolidated Statements of Operations and pro forma information for fiscal 2004 is not included herein.

The following is a summary of the allocation of the purchase price to the estimated fair values of assets acquired from MegaStar. The allocation of purchase price is based on management’s judgment including a valuation assessment prepared by a valuation specialist.

(In thousands)
Cash and equivalents	$40
Current assets	94
Property	6,762
Other long-term assets	84
Other long-term liabilities	(3,297)
Goodwill	11,354
Total purchase price	$15,037

Amounts recorded for goodwill are not subject to amortization, were recorded at the Company’s U.S. and Canada theatrical exhibition operating segment (the reporting unit) and are expected to be deductible for tax purposes.

NOTE 3—DISCONTINUED OPERATIONS

On May 11, 2006, the Company sold two of its wholly-owned subsidiaries, AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively “Iberia”), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The investment in Yelmo was reported within other long-term assets at March 30, 2006. The Company no longer has continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as the Company no longer has operations or significant cash flows from the Iberia component.

Information presented for all periods reflects the discontinued classification. All affected amounts within the consolidated financial statements have been adjusted accordingly. The results of operations of the Iberia theatres were previously reported in the Company’s International theatrical exhibition operating segment. The Company has recorded a gain on sale of Iberia of approximately $2,609,000 during fiscal 2007 which is included in discontinued operations. Goodwill of $11.7 million was allocated to the Iberia theatres in connection with the sale. The Iberia assets and liabilities were classified as held for sale at March 30, 2006.

Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company’s Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	From April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Admissions	$31,192	$9,632	$24,723	$32,072
Concessions	10,651	3,300	8,633	10,507
Other revenue	1,729	508	1,340	1,628
Total revenues	43,572	13,440	34,696	44,207
Costs and Expenses
Film exhibition costs	15,247	4,592	12,359	15,950
Concession costs	2,003	547	1,845	2,344
Operating expense	10,663	3,480	8,852	11,216
Rent	11,423	3,128	8,474	10,624
General and administrative—other	171	116	181	(298)
Preopening expense	—	—	—	(7)
Depreciation and amortization	4,774	1,332	4,207	5,571
Impairment of long-lived assets	—	—	—	—
Total costs and expenses	44,281	13,195	35,918	45,400
Interest expense	1,878	598	1,560	2,056
Investment income	(5)	1	(3)	(24)
Total other expense	1,873	599	1,557	2,032
Earnings (loss) before income taxes	(2,582)	(354)	(2,779)	(3,225)
Income tax provision	300	80	240	600
Earnings (loss) from discontinued operations	$(2,882)	$(434)	$(3,019)	$(3,825)

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

The operations and cash flows of the Japan theatres have been eliminated from the Company’s ongoing operations as a result of the disposal transactions. The Company will not have any significant continuing involvement in the operations of the Japan theatres after the disposal transactions. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in the Company’s International theatrical exhibition operating segment. Components of amounts reflected as loss from discontinued operations in the Company’s Consolidated Statements of Operations are presented in the following table:

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

		March 30, 2006		March 31, 2005
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$116,047	$(13,079)	$74,890	$(7,371)
Loyalty program	4 years	46,000	(14,950)	46,000	(3,864)
LCE trade name	5 years	2,300	(80)	–	–
LCE/Cinemex advertising and management contracts	3 to 25 years	48,951	(2,841)	–	–
Cinemex non-compete	2 years	6,462	(313)	–	–
Other intangible assets	1 to 16 years	30,701	(26,922)	31,399	(25,510)
Total, amortizable		$250,461	$(58,185)	$152,289	$(36,745)
Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		7,032		–
Total, unamortized		$81,032		$74,000

Amortization expense associated with the intangible assets noted above is as follows:

	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Recorded Amortization	$21,440	$6,273	$2,936	$6.290

Estimated amortization expense for the next five fiscal years for intangible assets owned as of March 30, 2006 is projected below:

(In thousands)	2007	2008	2009	2010	2011
Projected amortization expense	$39,034	$31,709	$25,574	$18,658	$12,878

NOTE 6—SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets and liabilities consist of the following:

(In thousands)	March 30, 2006 (restated)	March 31, 2005
	(Successor)	(Successor)
Other current assets:
Prepaid rent	$3,166	$27,955
Deferred income taxes	5,416	18,560
Income taxes receivable	6,830	6,345
Prepaid Insurance	5,089	2,156
Merchandise Inventory	8,204	4,526
Other	5,942	6,430
	$34,647	$65,972
Other long-term assets:
Investments in real estate	$7,100	$10,458
Deferred financing costs	37,849	18,440
Investments in joint ventures	89,952	57,862
Other	33,015	27,286
	$167,916	$114,046
Accrued expenses and other liabilities:
Taxes other than income	$44,621	$31,598
Interest	19,970	12,695
Payroll and vacation	12,536	10,375
Casualty claims and premiums	8,850	8,930
Accrued bonus	4,192	11,761
Theatre and other closure	16,193	26,506
Merger exit costs	4,618	–
Rent	10,455	2,285
Merger severance liability	10,571	–
Restructuring reserve	–	4,926
Group Insurance	3,046	2,038
Merger and acquisition costs	4,300	952
Other	17,716	7,556
	157,068	$119,622
Other long-term liabilities:
Unfavorable lease obligations	$229,893	$249,207
Deferred rent	23,921	4,234
Casualty claims and premiums	17,523	13,150
Pension and other benefits	71,784	55,020
Deferred income	21,877	12,414
Deferred gain	21,426	–
Advance sale leaseback proceeds	6,178	6,916
Theatre and other closure	5,523	2,000
Deferred compensation liability	5,307	5,517
Deferred rebates	9,269	–
Other (restated)	3,892	2,032
	$416,593	$350,490

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
New Senior Secured Credit Facility (6.9% as of March 30, 2006)	$650,000	$–
8 5/8% Senior Fixed Rate Notes due 2012	250,000	250,000
Senior Floating Rate Notes due 2010 (9.0% as of March 30, 2006)	205,000	205,000
8% Senior Subordinated Notes due 2014	298,648	298,530
9 7/8% Senior Subordinated Notes due 2012	187,808	189,455
9 1/2% Senior Subordinated Notes due 2011	218,138	218,985
11% Senior Subordinated Notes due 2016	325,000	–
Capital and financing lease obligations, 10 3/4%	68,130	65,470
Cinemex Credit Facility	113,665	–
Mortgage Payable	2,300	–
	2,318,689	1,227,440
Less: current maturities	30,804	3,445
	$2,287,885	$1,223,995

Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of March 30, 2006 are as follows:

				Principal
	Capital and Financing Lease Obligations			Amount of
	Minimum Lease			Corporate
(In thousands)	Payments	Less Interest	Principal	Borrowings	Total
2007	$11,056	$6,942	$4,114	$26,690	$30,804
2008	10,333	6,705	3,628	28,392	32,020
2009	9,969	6,250	3,719	46,283	50,002
2010	9,925	5,826	4,099	40,600	44,699
2011	9,975	5,355	4,620	424,311	428,931
Thereafter	85,306	37,356	47,950	1,684,283	1,732,233
Total	$136,564	$68,434	$68,130	$2,250,559	$2,318,689

New Senior Secured Credit Facility

Concurrently with the consummation of the Mergers, the Company entered into a new credit facility. The new senior secured credit facility is with a syndicate of banks and other financial institutions and provides financing of up to $850.0 million, consisting of a $650.0 million term loan facility with a maturity of seven years and a $200.0 million revolving credit facility with a maturity of six years. The revolving credit facility will include borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. The Company’s ability to borrow against the revolving credit facility is limited to approximately $90.0 million as of March 30, 2006 due to restrictions imposed by our various debt agreements.

Borrowings under the new senior secured credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either a base rate or LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 1.50% with respect to base rate borrowings and 2.125% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to the Company attaining certain leverage ratios. As of March 30, 2006 the annual interest rate on the term loan was 6.9%. In addition to paying interest on outstanding principal under the new senior secured credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.375% (subject to reduction upon attainment of certain leverage ratios). The Company will also pay customary letter of credit fees. The Company may voluntarily repay outstanding loans under the new senior secured credit facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. The Company is required to repay $1,625,000 of the term loan quarterly, beginning March 31, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

All obligations under the new senior secured credit facility are guaranteed by each of the Company’s 100% owned domestic subsidiaries. All obligations under the new senior secured credit facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by substantially all of the Company’s assets as well as those of each subsidiary guarantor.

The new senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability, and the ability of the Company’s subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the Notes); pay dividends and distributions or repurchase its capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the Notes; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

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

The Cinemex senior secured credit facilities contain customary affirmative and negative covenants with respect to Cadena Mexicana and each of the guarantors and, in certain instances, Cadena Mexicana’s subsidiaries that are not guarantors, as defined in the credit agreement. Affirmative covenants include the requirement to furnish periodic financial statements and ensure that the obligations of Cadena Mexicana and the guarantors under the Cinemex senior secured credit facilities rank at least pari passu with all existing debt of such parties. Negative covenants include limitations on disposition of assets, capital expenditures, dividends and additional indebtedness and liens. The senior secured credit facilities also include certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum total net debt to equity ratio, a minimum interest coverage ratio, a maximum true-lease adjusted leverage ratio and a minimum consolidated net worth requirement.

Notes Due 2011

On January 27, 1999, the Company sold $225,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2011 (“Notes due 2011”) and on March 29, 2002, the Company issued an additional $72,880,000 aggregate principal amount of Notes due 2011 in connection with the acquisition of GC Companies. The Notes due 2011 bear interest at the rate of 9 1/2% per annum, payable in February and August. The Notes due 2011 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2004 at 104.75% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2007, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2011), the Company will be required to make an offer to repurchase each holder’s notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Notes due 2011 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2011 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company’s Notes due 2012 and Notes due 2014.

On March 25, 2004, the Company redeemed $83,406,000 of its Notes due 2011 for $87,367,000. A loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,962,000, unamortized issue costs of $1,125,000 and unamortized discount of $270,000. The loss is included within other expense in the Consolidated Statements of Operations for the year ended April 1, 2004.

The merger with Marquee constituted a “change of control” under the Notes due 2011 which allowed the holders of those notes to require the Company to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. Noteholders tendered $1,663,000 aggregate principal amount of the Notes due 2011, which were repurchased using existing cash.

The indenture governing the Notes due 2011 contains certain covenants that, among other things, may limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock. If the Notes due 2011 attain “investment grade status”, the covenants in the indenture governing the Notes due 2001 limiting the Company’s ability to incur additional indebtedness and pay dividends will cease to apply.

In connection with the merger with Marquee, the carrying value of the Notes due 2011 was adjusted to fair value. As a result, a premium of $7,073,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized premium as of March 30, 2006 is $5,327,000. Unamortized issuance costs were $0 as of March 30, 2006.

Notes Due 2012

On January 16, 2002, the Company sold $175,000,000 aggregate principal amount of 9 7/8% Senior Subordinated Notes due 2012 (the “Notes due 2012”). The Notes due 2012 bear interest at the rate of 9 7/8% per annum, payable in February and August. The Notes due 2012 are redeemable at the option of the Company, in whole or in part, at any time on or after February 1, 2007 at 104.938% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2010, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2012), the Company will be required to make an offer to repurchase each holder’s notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase. The Notes due 2012 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2012 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company’s Notes due 2011 and Notes due 2014.

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

Notes Due 2014

On February 24, 2004, the Company sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the “Notes due 2014”). The Company applied the net proceeds from the sale of Notes due 2014, plus cash on hand, to redeem all outstanding $200,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2009 and $83,406,000 aggregate principal amount of its Notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2014), the Company will be required to make an offer to repurchase each holder’s notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2014 are subordinated to all existing and future senior indebtedness of the Company. The Notes due 2014 are unsecured senior subordinated indebtedness of the Company ranking equally with the Company’s Notes due 2011 and Notes due 2012.

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

Fixed Notes and Floating Notes.

In connection with the merger with Marquee, the Company became the obligor of $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the “Fixed Notes due 2012”) and $205,000,000 aggregate principal amount of Senior Floating Notes due 2010 (the “Floating Notes due 2010” and, together with the Fixed Notes due 2012, the “Senior Notes”) that were each previously issued by Marquee on August 18, 2004. The Senior Notes (i) rank senior in right of payment to any of the Company’s existing and future subordinated indebtedness, rank equally in right of payment with any of the Company’s existing and future senior indebtedness and are effectively subordinated in right of payment to any of the Company’s secured senior indebtedness, including the amended credit facility, and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of the Company’s existing and future 100% owned subsidiaries that is a guarantor or direct borrower under the Company’s other indebtedness. The Senior Notes are structurally subordinated to all existing and future liabilities and preferred stock of the Company’s subsidiaries that do not guarantee the notes.

The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at the Company’s option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2010. Costs related to the issuance of the Fixed Notes due 2012 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs of $7,080,000 as of March 30, 2006, are included in other long-term assets.

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

11% Senior Subordinated Notes Due 2016

On January 26, 2006, the Company issued $325,000,000 aggregate principal amount of 11% Senior Subordinated Notes (the “Notes due 2016”) issued under an indenture (the “Indenture”), with HSBC Bank USA, National Association, as trustee. The Notes due 2016 will bear interest at a rate of 11% per annum, payable on February 1 and August 1 of each year (commencing on August 1, 2006), and have a maturity date of February 1, 2016.

The Notes due 2016 are general unsecured senior subordinated obligations of the Company, fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by each of the Company’s existing and future domestic restricted subsidiaries that guarantee the Company’s other indebtedness.

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

The indenture governing the Notes due 2016 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. It also contains provisions subordinating the Company’s obligations under the Notes due 2016 to the Company’s obligations under its senior secured credit facility and other senior indebtedness. Costs related to the issuance of the Notes due 2016 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs were $8,766,000 as of March 30, 2006.

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

Holdings Discount Notes Due 2014

To help finance the merger with Marquee, Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 (“Discount Notes due 2014”) for gross proceeds of $169,917,760. The Discount Notes due 2014 with Holdings are not recorded in the Company’s financial statements. The only operations of Holdings prior to the merger were related to this financing. Because the Company was the primary beneficiary of Holdings, which was considered a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Predecessor was required to consolidate Holdings’ operations and financial position into the Company’s financial statements as of and through the period ended December 23, 2004. Subsequent to December 23, 2004, the Successor deconsolidated Holdings’ assets and liabilities. The results of operations of Holdings included within the Predecessor’s Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

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

Derivatives

On July 28, 2003, Cinemex entered into an interest rate swap agreement with a maturity of December 26, 2007 to manage its exposure to interest rate movements by effectively converting its previous long-term senior secured credit facility from a variable to a fixed rate. The notional amount of the interest rate swap reduces in accordance with the repayment provisions of Cinemex’s previous long-term senior secured credit facility. Although this senior secured facility was repaid on August 13, 2004, the swap agreement remains outstanding and was redesignated as a hedge of the Cinemex term loan.

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

NOTE 8—STOCKHOLDER’S EQUITY

Pursuant to the terms of the Merger Agreement, on January 26, 2006, in connection with the consummation of the Merger, Holdings issued 256,085.61252 voting shares of Class L-1 Common Stock, par value $0.01 per share (“Class L-1 Common Stock”), 256,085.61252 voting shares of Class L-2 Common Stock, par value $0.01 per share (“Class L-2 Common Stock” and, together with the Class L-1 Common Stock, the “Class L Common Stock”), 382,475 voting shares of Class A-1 Common Stock, par value $0.01 per share (the “Class A-1 Common Stock”), 382,475 voting shares of Class A-2 Common Stock, par value $0.01 per share (the “Class A-2 Common Stock” and, together with the Class A-1 Common Stock, the “Class A Common  Stock”), and 5,128.77496 nonvoting shares of Class N Common Stock, par value $0.01 per share (the Class N Common Stock”), such that (i) the former non-management stockholders of LCE Holdings, including the Bain Investors, the Carlyle Investors and the Spectrum Investors (collectively, the “Former LCE Sponsors”), hold all of the outstanding shares of Class L Common Stock, (ii) the pre-existing non-management stockholders of Holdings, including the JPMP Investors and the Apollo Investors (collectively, the “Pre-Existing Holdings Sponsors” and, the Pre-Existing Holdings Sponsors together with the Former LCE Sponsors, the “Sponsors”) and other co-investors (the “Coinvestors”), hold all of the outstanding shares of Class A Common Stock, and (iii) management stockholders of Holdings (the “Management Stockholders” and, together with the Sponsors and Coinvestors, the “Stockholders”) hold all of the non-voting Class N Common Stock.

In addition to the shares issued above, Holdings has authorized 7,000,000 shares of Common Stock, $.01 par value, of which there were no shares issued or outstanding as of March 30, 2006.

The Class L Common Stock, Class A Common Stock and Class N Common Stock will automatically convert on a one-for-one basis into shares of residual voting common stock, par value $0.01 per share, upon (i) written consent of each of the Sponsors or (ii) the completion of an initial public offering of capital stock of Holdings or AMCE (an “IPO”).

The issuance of the equity securities was exempt from registration under the Securities Act of 1933 and the rules promulgated thereunder (the “Securities Act”) in reliance on Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

The fair value of the shares issued by Holdings for LCE Holdings in connections with the Merger was estimated to be $540,671,000. The estimated fair value of the shares issued by Holdings was treated as a capital contribution to AMCE in connection with the Merger.

In connection with the merger with Marquee, each issued and outstanding share of the Predecessor’s common stock and class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of the Predecessor’s preferred stock was converted into the right to receive $2,727.27 in cash.

See Note 2—Acquisitions and the Consolidated Statements of Stockholder’s Equity within this Form 10-K/A for additional information regarding the impact on stockholder’s equity of these mergers.

PREDECESSOR DISCUSSION

The Company had two classes of common stock outstanding, Common Stock and Class B Stock, which did not provide for different dividend rates or other preferences, other than voting rights, between the two classes of common stock.

Voting Rights

The holders of Common Stock were entitled to one vote per share and, except for the election of directors, voted together as a single class with the holders of the Company’s Class B Stock and holders of the Company’s Series A Convertible Preferred Stock who were entitled to vote their shares, on an as-converted basis, subject to the right to vote as a separate class as required by law and on certain charter amendments affecting the number of authorized shares of Common Stock or the par value or relative powers, preferences or special rights thereof.

The holders of Class B Stock were entitled to ten votes per share and, except for the election of directors, voted together as a single class with the holders of Common Stock and holders of the Company’s Series A Convertible Preferred Stock who were entitled to vote their shares, on an as-converted basis, subject to the right to vote as a separate class as required by law and on certain charter amendments affecting the number of authorized shares of Class B Stock or the par value or relative powers, preferences or special rights thereof.

Under the Company’s investment agreement with the initial purchasers of the Company’s Preferred Stock, the Company could not change the size of the Board of Directors, which had eight members, without the approval of the initial purchasers as long as they continued to own at least 117,500 shares of Preferred Stock. Also, so long as the initial purchasers continued to hold this and other preferred stock approval rights, the initial purchasers had the right to elect three directors to the Company’s Board of Directors. The remaining members of the board were elected by the holders of Common Stock and Class B stock. Under the Company’s restated and amended certificate of incorporation, holders of Common Stock, voting separately as a class, had the right to elect two directors, and the holders of Common Stock and Class B Stock, voting together as a single class, with each share of Common Stock having one vote per share and each share of Class B Stock having ten votes per share, had the right to elect three directors. In the event that no shares of Class B Stock remained outstanding, the holders of Common Stock could elect all of the members of the Board of Directors to be elected by holders other than holders of Preferred

Stock, with each share having one vote for such purpose. Holders of Common Stock and Class B Stock do not have cumulative voting rights in elections of directors.

Upon transfer of shares of Series A Convertible Preferred Stock to a transferee that is not an affiliate of the initial purchasers, the transferee holder of Series A Convertible Preferred Stock was entitled to vote on an as-converted basis with the holders of the Company’s Common Stock and Class B Stock on all matters except the election of directors and any matter reserved by law or the Company’s restated and amended certificate of incorporation for consideration exclusively by the holders of Common Stock or Class B Stock. Holders of the Series A Convertible Preferred Stock also had the right to vote as a class on the creation, authorization or issuance of any class, series or shares of senior stock, parity stock or junior stock (if the junior stock may be redeemed at the option of the holders thereof prior to April 19, 2011) and on any adverse change to the preference, rights and powers of the Series A Convertible Preferred Stock.

If an event of default with respect to the Company’s Preferred Stock (as defined below) occurred and was not cured or waived within 45 days, then the holders of Preferred Stock would have had the right to elect that number of directors that, when added to those directors already elected by the holders of Series A Convertible Preferred Stock, constituted a majority of the Board of Directors. An “event of default” is defined as (i) an event of default under the Company’s credit facility, the note indentures or any other indebtedness in excess of $10 million, (ii) the Company’s failure to pay cash dividends on the Preferred Stock when required under the terms thereof or (iii) the Company’s violation of the provisions of the investment agreement relating to the preferred stock approval rights.

Equity Securities

The authorized common stock of AMCE consisted of two classes of stock: Common Stock (66 2/3¢ par value; 200,000,000 shares authorized) and Class B Stock (66 2/3¢ par value; 30,000,000 shares authorized). Holders of Class B Stock could have elected to convert at any time on a share-for-share basis into Common Stock.

The Company had authorized 10,000,000 shares of Preferred Stock (66 2/3¢ par value), of which 2,000,000 shares had been designated under the Company’s Certificate had Designations as Series A Convertible Preferred Stock (“Series A Preferred”) and 2,000,000 shares had been designated as Series B Exchangeable Preferred Stock (“Series B Preferred”, and collectively with the Series A Preferred, the “Preferred Stock”). As of April 1, 2004, 299,477 Series A Preferred shares were issued and outstanding.

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

The Series A Preferred was convertible at the option of the holder into shares of Common Stock at a conversion price of $7.15 per Common Stock share (as adjusted, the “Conversion Price”) resulting in a current conversion rate of 139.86 shares of Common Stock for each share of Series A Preferred.

Dividends on the Series A Preferred accumulated at an annual rate of 6.75% and were payable when, as and if declared by the Company’s Board of Directors. Dividends on the Series A Preferred must have been paid with additional Series A Preferred shares for the first three years from April 19, 2001. Between April 20, 2004 and April 19, 2008, dividends could have been paid in either additional Series A Preferred shares or cash, at the Company’s option, and must have been paid in cash after April 19, 2008, unless prohibited by the Indentures for the Notes due 2011, in which case such dividends were payable in additional Series A Preferred shares.

Preferred Stock dividends paid in shares of Preferred Stock were recorded at their estimated fair value on the date of declaration. The carrying value of Series A Preferred was accreted to its redemption price (including any accrued and unpaid dividends) over ten years (the period from initial issuance until redemption first becomes available to the holder of the security) using the interest method. Preferred stock dividends of 1,023 shares of Preferred Stock valued at $2,362,000 for the period from April 1, 2004 to April 19, 2004, cash dividends of $9,349,000 for the period from April 19, 2004 through September 30, 2004, special Preferred Stock dividends and 33,408 shares of Preferred Stock valued at $91,113,000 and accretion of $1,476,000 were recorded during the Predecessor period ended December 23, 2004. During fiscal 2004, the Company recorded dividends of 19,697 shares of Series A Preferred valued at $40,277,000.

The holders of Series A Preferred shares were also entitled to a special dividend of additional Series A Preferred shares if a Change of Control (as defined in the Certificate of Designations) of the Company occurred prior to April 19, 2006 equal to the dividends that they would have received through April 19, 2006 if the Change of Control had not occurred. If dividends were paid on the Common Stock in any fiscal period, the holders of Series A Preferred shares were entitled to receive dividends on an “as converted” basis to the extent such dividends were greater than the Series A Preferred dividends otherwise payable in such fiscal period.

The Preferred Stock may have been redeemed in whole and not in part by the Company at the Company’s option at any time after April 19, 2006 for cash equal to the liquidation preference, provided that the average Common Stock closing price for the 20 trading days preceding the notice of redemption exceeded 150% of the Conversion Price. The Series A Preferred must have been redeemed by the Company at the option of a holder at any time after April 19, 2011 for cash or Common Stock, at the Company’s option, at a price equal to the Series A Preferred liquidation preference.

The initial purchasers of the Preferred Stock had the right to approve the payment of dividends on the Company’s other capital stock.

In addition, during the period that they are entitled to elect three Directors, the initial purchasers of the Company’s Preferred Stock must have approved certain corporate actions before the Company could take them. These Preferred Stock Approval Rights included but were not limited to, limitations on the Company’s ability to:

•                    amend the Company’s restated and amended certificate of incorporation or bylaws;

•                    create, authorize or issue any class, series or shares of capital stock;

•                    merge, consolidate or consummate a similar transaction;

•                    incur debt or amend or alter the material terms of any existing or future material senior debt; and

•                    acquire or dispose of any material business or assets.

Stock-Based Compensation

The Successor has no stock-based compensation arrangements of its own, but its parent, Holdings, has adopted a stock-based compensation plan that permits grants of up to 49,107.44682 options on Holdings stock and has granted options on 600.00000 and 38,876.72872 of its shares to certain employees during the Successor periods ended March 30, 2006 and March 31, 2005, respectively. As of March 30, 2006, there was $13,740,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Holdings plan.

Since the employees to whom the options were granted are employed by the Successor, the Successor is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term, the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009, the options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Successor has recorded $3,433,000 and $1,201,000 of stock-based compensation expense related to these options and has recognized an income tax benefit of approximately $0 and $492,000 in its Consolidated Statements of Operations during the Successor periods ended March 30, 2006 and March 31, 2005, respectively. One of the holders of stock options has put rights deemed to be in the holder’s control associated with his options whereby he can require Holdings to repurchase his options and as such $142,000 of the Stock-based Compensation obligation is recorded in additional paid-in capital in our Consolidated Balance Sheets at March 30, 2006. The Successor accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula. See Note 1—The Company and Significant Accounting Policies, Stock-based Compensation for more information regarding Holdings stock option plan.

During the second quarter of fiscal 2004 the Predecessor’s shareholders approved and the Predecessor adopted the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (the “2003 LTIP”). The 2003 LTIP provides for five basic types of awards: (i) grants of stock options which are either incentive or non-qualified stock options, (ii) grants of restricted stock awards, (iii) grants of deferred stock units, (iv) grants of deferred cash awards and (v) performance grants which may be settled in stock options, shares of common stock, restricted stock, deferred stock units, deferred cash awards, or cash, or any combination thereof. The number of shares of Common Stock which could have been sold or granted under the plan was not to exceed 6,500,000 shares. The 2003 LTIP provided that the option exercise price for stock options was not to be less than the fair market value of stock at the date of grant, options may not have been repriced and unexercised options expired no later than ten years after date of grant.

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

There are currently no outstanding share-based awards under the Company’s 2003 LTIP subsequent to the merger with Marquee.

A summary of stock option activity under all plans is as follows:

			From Inception July 16, 2004 through		April 2, 2004 through
	March 30, 2006		March 31, 2005		December 23, 2004		April 1, 2004
	Number of Shares(2)	Weighted Average Exercise Price Per Share(2)	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
Outstanding at beginning of year	38,876.72872	$1,000	—	$—	1,500,640	$14.19	1,978,165	$12.98
Granted(3)	600.0000	$1,000	38,876.72872	1,000	—	—	—	—
Canceled	—	—	—	—	(42,200)	—	(20,940)	13.09
Exercised(1)	—	—	—	—	(1,458,440)	—	(456,585)	8.54
Outstanding at end of year(4)	39,476.72872	$1,000	38,876.72872	$1,000	—	$14.19	1,500,640	$14.32
Exercisable at end of year	7,775.34574	$—	—	$—	—	$—	1,292,650	$14.19
Available for grant at end of year	9,630.71809		10,230.71809		—		5,969,497

(1)                The Predecessor period ended December 23, 2004, includes 1,451,525 options automatically vested and purchased as a result of the merger with Marquee, and 6,915 options exercised during the period.

(2)                Represents options granted by the Company’s parent, Holdings, to certain employees of the Company. The compensation expense related to the options is included in the Company’s Consolidated Statements of Operations because the employees to whom the options were granted are employed by the Company.

(3)                The weighted average fair value per option granted was $230.75 and $575.48 during fiscal 2006 and 2005, respectively.

(4)                The weighted average remaining contractual life for outstanding options was 8.7 years, 9.7 years and 6.2 years for fiscal 2006, 2005 and 2004, respectively.

Stock Appreciation Rights

In November 2004, Loews entered into a Stock Appreciation Rights Agreement (the “SAR Agreement”) with the Chief Executive Officer of Cinemex under which stock appreciation rights (“SARs”) based upon the equity value of Cinemex were granted. The SARs granted allow for the receipt of cash payments equivalent to the increase in value of 4,405 units (representing 4,405 shares of Cinemex Common Stock and 67,737 shares of Cinemex Preferred Stock) from July 30, 2004. The SARs equity valuation is based upon the equity of Cinemax.

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

NOTE 9—INCOME TAXES

Income tax provision reflected in the Consolidated Statements of Operations for the periods in the three years ended March 30, 2006 consists of the following components:

(In thousands)	March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current:
Federal	$(232)	$(1,416)	$851	$(6,130)
Foreign	562	—	—	—
State	1,230	(202)	3,571	(17)
Total current	1,560	(1,618)	4,422	(6,147)
Deferred:
Federal	77,255	(5,426)	9,046	11,635
Foreign	834	80	240	1,619
State	10,151	164	1,292	1,293
Total deferred	88,240	(5,182)	10,578	14,547
Total provision	89,800	(6,800)	15,000	8,400
Tax benefit (provision) of discontinued operations	(20,400)	(80)	(240)	2,000
Total provision (benefit) from continuing operations	$69,400	$(6,880)	$14,760	$10,400

Income from pre-tax losses before income taxes consisted of the following:

(In thousands)	March 30, 2006 (restated)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Domestic	$(84,545)	$(39,998)	$(3,689)	$18,586
Foreign	(16,531)	(1,565)	(17,189)	(20,900)
Total	$(101,076)	$(41,563)	$(20,878)	$(2,314)

The difference between the effective tax rate on earnings (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

	March 30, 2006 (restated)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 4, 2003 through April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Merger costs	—	(16.8)	(68.8)	—
State income taxes, net of federal tax benefit	4.9	0.1	(7.0)	(35.8)
Valuation allowance	(106.0)	(1.3)	(28.8)	(358.3)
Non-deductible goodwill and other permanent items	(20.8)	—	—	—
Other, net	(1.9)	(0.6)	(2.2)	(3.9)
Effective tax rate	(88.8)%	16.4%	(71.8)%	(363.0)%

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

The significant components of deferred income tax assets and liabilities as of March 30, 2006 and March 31, 2005 are as follows:

	March 30, 2006		March 31, 2005
	Deferred Income Tax		Deferred Income Tax
	(Successor)		(Successor)
(In thousands)	Assets	Liabilities	Assets	Liabilities
Property	$62,037	$(135,030)	$50,416	$(169,537)
Capital lease obligations	1,808	—	5,176	—
Accrued reserves and liabilities	78,556	—	65,096	—
Deferred rents	84,670	—	97,877	—
Alternative minimum tax credit carryover	11,581	—	11,932	—
Capital loss carryforward	27,128	—	38,698	—
Net operating loss carryforward	280,424	—	40,547	—
Other	55,247	(27,191)	53,929	(6,236)
Total	$601,451	$(162,221)	$363,671	$(175,773)
Less: Valuation allowance	(430,250)	—	(118,719)	—
Net	171,201	(162,221)	244,952	(175,773)
Less: Current deferred income taxes	5,416	—	18,560	—
Total noncurrent deferred income taxes	$165,785	$(162,221)	$226,392	$(175,773)
Net noncurrent deferred income taxes	$3,564		$50,619

The Company’s federal income tax loss carryforward of $648,000,000 will begin to expire in 2008 and will completely expire in 2026 and will be limited to approximately $23,000,000 annually due to the sale of Preferred Stock, the acquisition of GC and the acquisition of Loews. The Company’s state income tax loss carryforwards of $672,000,000 may be used over various periods ranging from 5 to 20 years.

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

NOTE 10—LEASES

During fiscal 1998, the Company sold the real estate assets associated with 13 theatres to Entertainment Properties Trust (“EPT”) for an aggregate purchase price of $283,800,000 (the “Sale and Lease Back Transaction”). The Company leased the real estate assets associated with the theatres from EPT pursuant to non-cancelable operating leases with terms ranging from 13 to 15 years at an initial lease rate of 10.5% with options to extend for up to an additional 20 years. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. The Company has accounted for this transaction as a sale and leaseback in accordance with Statement of Financial Accounting Standards No. 98 Accounting for Leases. The land and building improvements have been removed from the Consolidated Balance Sheets. During fiscal 2000, the Company sold the building and improvements associated with one of the Company’s theatres to EPT for proceeds of $17,600,000 under terms similar to the above Sale and Leaseback Transaction. During fiscal 2002, the Company sold the land at this theatre to EPT for proceeds of $7,500,000 under terms similar to the above Sale and Leaseback Transaction and at an initial lease rate of 10.75%. During fiscal 2003, the Company sold the real estate assets associated with 2 theatres to EPT for proceeds of $43,665,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 11% with options to extend for up to an additional 15 years. On March 30, 2004, the Company sold the real estate assets associated with 3 theatres to EPT for proceeds of $63,911,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 20 years at an initial lease rate of 9.5% with options to extend for up to 15 additional years. On March 31, 2005, the Company sold the real estate assets associated with one theatre and adjoining retail space to EPT for proceeds of $50,910,000 and then leased the real estate assets associated with this theatre pursuant to non-cancelable operating lease with a term of 20 years at an initial lease rate of 9.2% with options to extend for up to 14 additional years. On March 30, 2006, the Company sold the real estate assets associated with 2 theatres to EPT for proceeds of $35,010,000 and then leased the real estate assets associated with these theatres pursuant to non-cancelable operating leases with terms of 15 and 18 years at an initial lease rate of 9.25% with options to extend for up to 20 additional years.

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

The Company has also entered into agreements to lease space for the operation of 13 theatres with 206 screens not yet fully constructed. The future minimum rental payments required under the terms of these leases included above total approximately $438,000,000. The Company records rent expense on a straight-line basis over the base term of the lease commencing with the date the Company has “control and access” to the leased premises.

Included in long-term liabilities as of March 30, 2006 and March 31, 2005 is $253,814,000 and $253,441,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and unfavorable lease liabilities including those related to the Merger transaction.

Rent expense is summarized as follows:

(In thousands)	March 30, 2006	From Inception July 16, 2004 through March 31, 2005	From April 2, 2004 through December 23, 2004	52 Weeks April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Minimum rentals	$292,732	$71,189	$195,932	$252,047
Common area expenses	32,711	8,007	21,207	26,317
Percentage rentals based on revenues	4,435	1,130	3,827	4,373
Furniture, fixtures and equipment rentals	—	450	2,768	5,584
Theatre Rent	329,878	80,776	223,734	288,321
NCN and other	—	38	587	1,021
G & A and other	1,559	443	954	3,084
Total	$331,437	$81,257	$225,275	$292,426

NOTE 11—EMPLOYEE BENEFIT PLANS

The Company sponsors a non-contributory qualified defined benefit pension plan generally covering all employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement.

Under the plan, benefits are integrated with Social Security and paid to participants at retirement based primarily upon years of credited service with the Company (not exceeding thirty-five) and the employee’s highest five year average compensation. Contributions to the plan reflect benefits attributed to employee’s services to date, as well as services expected to be earned in the future. The Company expects to contribute $1,400,000 to the defined benefit pension plan during fiscal 2007. Plan assets are invested in pooled separate accounts with an insurance company pursuant to which the plan’s benefits are paid to retired and terminated employees and the beneficiaries of deceased employees. The Company also sponsors two non-contributory nonqualified deferred compensation plans which provide additional pension benefits to certain eligible employees.

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

The Company’s reorganization activities commencing during fiscal 2005 resulted in a partial curtailment of the Company’s postretirement and one of its non-contributory nonqualified deferred compensation plans. The Company defers curtailment gains until they are realized and, as such, curtailment gains of $2,251,000 were recognized for the year ended March 30, 2006.

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

The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made. The assumptions to determine benefit obligations and net periodic benefit cost are as follows:

	LCE	AMCE			LCE	AMCE
	Pension				Post-
	Benefits	Pension Benefits			retirement	Other Benefits
	March 30,	March 30,	March 31,	April 1,	March 30,	March 30,	March 31,	April 1,
	2006	2006	2005	2004	2006	2006	2005	2004
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Weighted-average assumptions used to determine benefit obligations at:
Discount rate	5.50%	5.75%	5.75%	6.25%	5.50%	5.75%	5.75%	6.25%
Rate of compensation increase	4.79%	3.5%-6.0%	5.50%	5.97%	N/A	5.00%	5.00%	5.00%

LCE	AMCE				LCE	AMCE
Pension Benefits	Pension Benefits				Other Benefits	Other Benefits
January 26 through March 30, 2006	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through Dec. 23, 2004	52 Weeks ended April 1, 2004	January 26 through March 30, 2006	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through Dec. 23, 2004	52 Weeks ended April 1, 2004
(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%		5.75%		6.25%	6.25%	6.75%	5.50%	5.75%	6.25%	6.25%	6.25%
Expected long-term return on plan assets	5.00 8.25	-%	8.25	%-	8.25%	8.25%	8.50%	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	4.79%		3.5 6.0	%- %	5.50%	5.50%	5.97%	n/a	5.00%	5.00%	5.00%	5.00%

Net periodic benefit cost for the four plans consists of the following:

	Pension Benefits				Other Benefits
(In thousands)	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Components of net periodic benefit cost:

Service cost	$3,918	$941	$2,318	$2,574	$514	$185	$444	$605
Interest cost	4,703	1,256	3,063	3,641	1,054	325	772	1,042
Expected return on plan assets	(3,737)	(892)	(2,426)	(2,985)	–	–	–	–
Recognized net actuarial loss	50	–	760	691	–	–	87	111
Amortization of unrecognized transition obligation	–	–	129	176	–	–	36	50
Amortization of prior service cost	–	–	70	95	–	–	20	29
Plan amendment	455	–	–	–	–	–	–	–
Curtailment	(1,141)	–	–	–	(1,110)	–	–	–
Net periodic benefit cost	$4,248	$1,305	$3,914	$4,192	$458	$510	$1,359	$1,837

The following tables set forth the plan’s change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets for the years ended March 30, 2006 and March 31, 2005:

	Pension Benefits			Other Benefits
(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Change in benefit obligation:

Benefit obligation at beginning of period	$80,446	$–	$67,477	$18,563	$–	$17,144
Benefit obligation related to acquisition of LCE	12,345	–	–	9,704	–	–
Transferred balance from Predecessor	–	78,270	–	–	17,740	–
Service cost	3,918	941	2,318	514	185	444
Interest cost	4,703	1,256	3,063	1,054	325	772
Plan participant’s contributions	–	–	–	204	–	165
Actuarial (gain) loss	(5,864)	(9)	7,445	266	313	35
Benefits paid	(2,458)	(12)	(2,033)	(905)	–	(820)
Plan amendment	455	–	–	–	–	–
Curtailment	(1,141)	–	–	(1,423)	–	–
Currency translation adjustment	48	–	–	–	–	–
Benefit obligation at end of period	$92,452	$80,446	$78,270	$27,977	$18,563	$17,740

	Pension Benefits			Other Benefits
(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)
Change in plan assets:

Fair value of plan assets at beginning of period	$43,789	$–	$39,833	$–	$–	$–
Transferred balance from Predecessor	–	43,642	–	–	–	–
Plan assets related to acquisition of LCE	7,893	–	–	–	–	–
Actual return on plan assets	3,171	159	4,006	–	–	–
Employer contribution	1,615	–	1,836	700	–	655
Plan participant’s contributions	–	–	–	205	–	165
Benefits paid	(2,458)	(12)	(2,033)	(905)	–	(820)
Fair value of plan assets at end of period	$54,010	$43,789	$43,642	$–	$–	$–
Net liability for benefit cost:
Funded status	$(38,442)	$(36,657)	$(34,628)	$(27,977)	$(18,563)	$(17,740)
Unrecognized net actuarial (gain) loss	(5,459)	(113)	20,125	266	313	289
Unrecognized transition obligation	–	–	–	–	–	197
Unrecognized prior service cost	–	–	685	–	–	2,252
Net liability recognized	$(43,901)	$(36,770)	$(13,818)	$(27,711)	$(18,250)	$(15,002)

	Pension Benefits		Other Benefits
(In thousands)	March 30, 2006	March 31, 2005	March 30, 2006	March 31, 2005
	(Successor)	(Successor)	(Successor)	(Successor)
Amounts recognized in the balance sheet:
Accrued benefit liability	$(44,073)	$(36,770)	$(27,711)	$(18,250)
Accumulated other comprehensive income	172	–	–	–
Net liability recognized	$(43,901)	$(36,770)	$(27,711)	$(18,250)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $92,452,000, $77,407,000 and $54,010,000 respectively, as of March 30, 2006; and, $80,446,000, $61,288,000 and $43,789,000 respectively, as of March 31, 2005 for the three qualified and three nonqualified pension plans with accumulated benefit obligations in excess of plan assets.

For its Defined Benefit Pension Plan investments, the Company employs a long-term risk-controlled approach using diversified investment options with minimal exposure to volatile investment options like derivatives. The Company uses a diversified allocation of equity, debt, short-term and real estate exposures that are customized to the Plan’s cash flow benefit needs. The percentage of plan assets by category for fiscal 2006 and 2005 are as follows:

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

The Company’s retiree health plan provides a benefit to its retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Part D”). Since the Company’s plan is more generous than Medicare Part D, it is considered at least actuarially equivalent to Medicare Part D and the government provides a federal subsidy to the plan. The Company made no adjustment to its participation rates due to Medicare Part D and estimated a $400 per year subsidy at age 75 for the initial year of 2006, with the amount of the subsidy moving in direct relation to the participant’s age.

The Plan’s accumulated plan benefit obligation as of January 1, 2006 was reduced by $1,934,000 for the subsidy related to benefits attributed to past service. The Company recognized a reduction of $140,000 in net periodic postretirement benefit cost during the period ended March 30, 2006 and the subsidy will in the future also continue to reduce net periodic postretirement benefit cost by adjusting the interest cost, service cost and actuarial gain or loss to reflect the effects of the subsidy. The Company estimates that it will receive annual subsidies of $50,000 during fiscal 2007 increasing to $80,000 during fiscal 2011 and an additional $500,000 through fiscal 2016.

The Company sponsors a voluntary 401(k) savings plan covering employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year thereafter, and who are not covered by a collective bargaining agreement. The Company matches 100% of each eligible employee’s elective contributions up to 3% of the employee’s compensation and 50% of each eligible employee’s elective contributions on the next 2% of the employee’s pay. The Successor’s expense under the 401(k) savings plan was $1,919,000 and $633,000 for the periods ended March 30, 2006 and March 31, 2005, respectively, and the Predecessor’s expense under the plan was $1,490,000 and $2,175,000 for the periods ended December 23, 2004 and April 1, 2004, respectively. The Company acquired the LCE defined contribution Profit Sharing and Savings Plan which was frozen as of the Merger date.

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

United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc.   (No. 99-01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the “Department”) filed suit alleging that AMCE’s stadium-style theatres violate the ADA and related regulations. The Department alleged that AMCE had failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleged various non-line of sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

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

AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $20 million, which is expected to be incurred over a 4-5 year term. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court’s order.

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

In November 2003, the Cineplex Galaxy Income Fund (the “Fund”), a Canadian income trust, was established to indirectly hold substantially all the assets of Cineplex Odeon Corporation (“COC”), a former wholly-owned subsidiary of Loews, and all of the capital stock of Galaxy Entertainment, Inc., another Canadian film exhibitor controlled by Onex, one of Loews’ former Stockholders. On November 26, 2003, the Fund completed an initial public offering of Fund Units in Canada. As a result of these transactions, Loews, through COC, indirectly owned 44.4% of the Fund and agreed to indemnify the Fund, the holders of Fund Units and the underwriters, among others, for liabilities resulting from misrepresentations in the prospectus used in the offering of Fund Units and breaches of the representations and warranties made by COC in the various agreements entered into in connection with the sale of COC’s assets and the offering. Loew’s total maximum liability under this indemnity was limited to the net cash proceeds of the offering plus amounts drawn under the Cineplex Galaxy Term Loan facility that was put in place in connection with the offering ($164.5 million). In connection with the sale of COC to affiliates of Onex and OCM Cinema, these affiliates agreed to indemnify Loews for any and all liabilities resulting from Loew’s indemnification obligations.

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

Based upon the Company’s historical experience and information known as of March 30, 2006, the Company believes its potential liability related to its guarantees and indemnities is not material.

NOTE 13—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

The Company has provided reserves for estimated losses from theatres which have been closed, vacated office space, and from terminating the operation of fast food and other restaurants operated adjacent to certain of the Company’s theatres. As of March 30, 2006, the Company has reserved $26,334,000 for lease terminations which have either not been consummated or paid, related primarily to 10 U.S. and Canada theatres with 73 screens and vacant restaurant and office space. In connection with the Merger, the Company accrued $4,845,000 for future lease obligations at facilities that had been closed or were duplicate facilities that were planned to be closed following the Merger. The accrual was primarily related to the planned closing of the New York City home office. The Company is obligated under long-term lease commitments with remaining terms of up to 14 years for theatres which have been closed. As of March 30, 2006, base rents aggregated approximately $7,651,000 annually and $27,435,000 over the remaining terms of the leases. The estimated future lease obligation of the Loews’ properties were discounted at the estimated borrowing rate at the date of the Merger of 8.82%. In connection with the merger with Marquee, the carrying value of the theatre closure liability was remeasured by using the Company’s estimated borrowing rate on the date of the Merger of 7.55%.

A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Fifty-two Week Period
	March 30, 2006
	Theatre and Other	Merger Exit costs(1)	Total	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 weeks Ended April 1, 2004
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Beginning Balance	$28,506	$–	$28,506	$–	$17,870	$22,499
Transferred balance from Predecessor	–	–	–	25,909	–	–
Merger adjustment	–	4,845	4,845	–	–	–
Theatre and other closure expense	557	44	601	1,267	10,758	4,068
Restructuring charge	841	–	841	–	–	–
Interest expense	–	–	–	–	1,585	2,736
General and administrative expense	–	–	–	–	73	50
Transfer of deferred rent and capital lease obligations	677	–	677	2,112	1,610	6,014
Acquisition remeasurement	–	–	–	2,806	–	–
Payments	(8,865)	(271)	(9,136)	(3,588)	(5,987)	(17,497)
Ending balance	$21,716	$4,618	$26,334	$28,506	$25,909	$17,870

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

NOTE 14—RESTRUCTURING

The Company’s restructuring activities are described in Note 1 of the Notes to the Consolidated Financial Statements. A summary of restructuring and Merger severance payable activity during the fifty-two weeks ending March 30, 2006 and March 31, 2005, is set forth below (in thousands):

	Fifty-two Week Period March 30, 2006			From Inception July 16, 2004 through March 31, 2005
(In thousands)	Restructuring Severance Benefits	Merger Severance Benefits	Total	Restructuring Severance Benefits
	(Successor)	(Successor)	(Successor)	(Successor)
Beginning Balance	$4,926	$—	$4,926	$—
Restructuring charge	3,139	—	3,139	4,926
Merger adjustment	—	27,090	27,090	—
Payments	(8,065)	(16,519)	(24,584)	—
Ending balance	$—	$10,571	$10,571	$4,926

Restructuring and merger severance reserves at March 30, 2006 and March 31, 2005 by operating segment are as follows (in thousands):

	March 30, 2006	March 31, 2005
	(Successor)	(Successor)
U.S. and Canada Theatrical Exhibition	$—	$—
International Theatrical Exhibition	—	—
Other	—	817
Total segment reserves	—	817
Corporate	10,571	4,109
	$10,571	$4,926

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 30, 2006		March 31, 2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Successor)		(Successor)
Financial assets:
Cash and equivalents	$230,115	$230,115	$70,949	$70,949
Financial liabilities:
Cash overdrafts	$13,829	$13,829	$35,320	$35,320
Corporate borrowings	2,250,559	2,227,975	1,161,970	1,168,831
Interest rate swaps	2,701	2,701	—	—

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

The Company’s segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements.

Information about the Company’s operations by operating segment is as follows:

Revenues (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
U. S. and Canada theatrical exhibition	$1,630,529	$422,563	$1,205,646	$1,609,187
International theatrical exhibition	43,442	6,430	14,815	16,591
Other	31,962	16,108	57,711	71,476
Intersegment elimination	(19,055)	(5,641)	(18,900)	(19,022)
Total revenues	$1,686,878	$439,460	$1,259,272	$1,678,232

Segment Adjusted EBITDA (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(restated)
U.S. and Canada theatrical exhibition	$270,802	$84,794	$219,440	$296,001
International theatrical exhibition	1,471	(509)	(6,307)	(7,437)
Other(1)	(2,062)	6	7,371	5,607
Total segment Adjusted EBITDA	$270,211	$84,291	$220,504	$294,171

A reconciliation of earnings (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

(In thousands)	52 Weeks Ended March 30, 2006 (restated)	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Earnings (loss) from continuing operations before income taxes	$(96,185)	$(41,510)	$(17,568)	$8,183
Plus:
Interest expense	120,208	41,117	72,699	75,661
Depreciation and amortization	164,047	43,931	86,052	115,296
Impairment of long-lived assets	11,974	–	–	16,272
Preopening expense	6,607	39	1,292	3,858
Theatre and other closure expense	601	1,267	10,758	4,068
Restructuring charge	3,980	4,926	–	–
Disposition of assets and other gains	(997)	(302)	(2,715)	(2,590)
Investment loss (income)	4,656	(2,512)	(6,473)	(2,837)
Other income(2)	849	(33)	–	13,947
General and administrative expense—unallocated:
Management fee	2,000	500	–	–
Merger and acquisition costs	12,487	22,268	42,732	5,508
Other(3)	39,984	14,600	33,727	56,798
Total Segment Adjusted EBITDA	$270,211	$84,291	$220,504	$294,171

Long–term Assets (In thousands)	March 30, 2006	March 31, 2005	April 1, 2004
	(Successor)	(Successor)	(Predecessor)
U.S. and Canada theatrical exhibition	$4,169,212	$3,136,730	$1,431,036
International theatrical exhibition	396,329	151,401	147,009
Other	–	–	14,869
Total segment long-term assets	4,565,541	3,288,131	1,592,914
Construction in progress	34,796	29,078	15,007
Corporate	249,794	225,449	283,647
Accumulated depreciation—property	(783,882)	(856,392)	(753,523)
Accumulated amortization—intangible assets	(60,759)	(39,999)	(33,801)
Accumulated amortization—other long–term assets	(41,336)	(35,855)	(33,446)
Noncurrent assets held for sale	112,337	–	–
Consolidated long-term assets, net(4)	$4,076,491	$2,610,412	$1,070,798

Long–term Assets, net of accumulated depreciation and amortization (In thousands)	March 30, 2006	March 31, 2005	April 1, 2004
	(Successor)	(Successor)	(Predecessor)
U.S. and Canada theatrical exhibition	$3,347,777	$2,360,480	$766,929
International theatrical exhibition	364,630	61,303	68,232
Other	–	–	2,868
Total segment long-term assets(4)	3,712,407	2,421,783	838,029
Construction in progress	34,796	29,078	15,007
Corporate	216,951	159,551	217,762
Noncurrent assets held for sale	112,337	–	–
Consolidated long-term assets, net(4)	$4,076,491	$2,610,412	$1,070,798

The components of the reportable segments’ long-term assets to long-term assets presented in the Consolidated Balance Sheet are as follows:

Consolidated Balance Sheet (In thousands)	March 30, 2006	March 31, 2005	April 1, 2004
	(Successor)	(Successor)	(Predecessor)
Property, net	$1,501,048	$854,463	$777,277
Intangible assets, net	273,308	189,544	23,918
Goodwill	2,018,318	1,401,740	71,727
Deferred income taxes	3,564	50,619	143,944
Other long-term assets	167,916	114,046	53,932
Noncurrent assets held for sale	112,337	–	–
Consolidated long-term assets, net(4)	$4,076,491	$2,610,412	$1,070,798

Additions to long-term assets, net of acquisitions (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
U.S. and Canada theatrical exhibition	$90,356	$40,271	$55,980	$96,467
International theatrical exhibition	7,570	366	2,999	1,524
Other	1	4	26	7,510
Total segment capital expenditures	97,927	40,641	59,005	105,501
Construction in progress	13,634	1,468	5,782	5,312
Corporate	6,107	1,805	1,368	10
Total additions to long-term assets, net of acquisitions(2)	$117,668	$43,914	$66,155	$110,823

A reconciliation of the reportable segments’ additions to net assets to the Consolidated Statements of Cash Flow is as follows:

Consolidated Statements of Cash Flows (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	April 2, 2004 through April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash Flows from investing activities:
Capital expenditures(5)	$117,668	$18,622	$66,155	$95,011
Construction project costs:
Reimbursable by landlord	–	–	–	–
Purchase of leased furniture, fixtures and equipment	–	25,292	–	15,812
Total additions to long-term assets, net of acquisitions(5)	$117,668	$43,914	$66,155	$110,823

Information about the Company’s revenues and assets by geographic area is as follows:

Revenues (In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
United States	$1,593,976	$418,977	$1,206,690	$1,612,663
Canada	49,460	14,054	37,766	48,964
China (Hong Kong)	5,567	2,522	5,632	8,166
France	4,492	1,338	3,270	3,813
United Kingdom	10,465	2,569	5,915	4,625
Mexico	22,918	–	–	–
Total revenues	$1,686,878	$439,460	$1,259,272	$1,678,232

Long-term assets (In thousands), Gross	March 30, 2006	March 31, 2005	April 1, 2004
	(Successor)	(Successor)	(Predecessor)
United States	$4,423,827	$3,282,442	$1,651,506
Canada	56,717	100,909	91,900
China (Hong Kong)	–	11,863	11,282
Japan	–	46,393	40,158
France	9,229	9,797	7,825
Portugal	16,343	17,315	14,729
Spain	68,559	60,899	61,738
United Kingdom	12,603	13,040	12,430
Mexico	375,190	–	–
Total long-term assets(4)	$4,962,468	$3,542,658	$1,891,568

(1)                Revenues from Other decreased due to the contribution of NCN’s assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run–off of customer contracts entered into prior to March 29, 2005. The Company’s share of advertising revenues generated by NCM are included in U.S. and Canada theatrical exhibition.

(2)                Other income is comprised of the write off of deferred financing charges and net recoveries for property loss related to Hurricane Katrina.

(3)                Including stock-based compensation expense of $3,433,000 and $1,201,000 for the Successor periods ended March 30, 2006 and March 31, 2005 and $0 and $8,727,000 for the Predecessor periods ended December 23, 2004 and April 1, 2004, respectively.

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

52 Weeks ended March 30, 2006 (Successor) (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Revenues
Admissions	$–	$1,111,550	$26,484	$–	$1,138,034
Concessions	–	442,604	13,424	–	456,028
Other theatre	–	88,575	4,241	–	92,816
Total revenues	–	1,642,729	44,149	–	1,686,878
Costs and Expenses:
Film exhibition costs	–	584,050	11,303	–	595,353
Concession costs	–	47,799	2,782	–	50,581
Theatre operating expense	–	435,471	16,051	–	451,522
Rent	–	317,376	12,502	–	329,878
NCN and other
General and administrative:
Merger and acquisition costs	–	12,487	–	–	12,487
Management fee	–	2,000	–	–	2,000
Other	(8)	37,576	2,416	–	39,984
Preopening expense	–	5,768	839	–	6,607
Theatre and other closure expense	–	1,313	(712)	–	601
Restructuring charge	–	3,980	–	–	3,980
Depreciation and amortization	–	157,187	6,860	–	164,047
Impairment of long-lived assets	–	11,974	–	–	11,974
Disposition of assets and other gains	–	(805)	(192)	–	(997)
Total costs and expenses	(8)	1,616,176	51,849	–	1,668,017
Other expense (income)
Equity in net losses of subsidiaries	162,499	33,502	–	(196,001)	–
Other income	–	(9,818)	–	–	(9,818)
Interest expense
Corporate borrowings (including intercompany)	115,327	73,270	5,064	(77,521)	116,140
Capital and financing lease obligations	–	3,816	252	–	4,068
Investment income	(68,042)	(3,473)	(1,350)	77,521	4,656
Total other expense	209,784	97,297	3,966	(196,001)	115,046
Loss before income taxes	(209,776)	(70,744)	(11,666)	196,001	(96,185)
Income tax provision (benefit)	(18,900)	87,116	1,184	–	69,400
Loss from continuing operations	(190,876)	(157,860)	(12,850)	196,001	(165,585)
Loss from discontinued operations, net of income tax	–	(4,639)	(20,652)	–	(25,291)
Net loss	$(190,876)	$(162,499)	$(33,502)	$196,001	$(190,876)
Preferred dividends and allocation of undistributed earnings	–				–
Loss for shares of common stock	$(190,876)				$(190,876)

From Inception July 16, 2004 through March 31, 2005 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Revenues
Admissions	$–	$294,692	$2,618	$–	$297,310
Concessions	–	116,302	964	–	117,266
Other theatre	–	24,196	688	–	24,884
Total revenues	–	435,190	4,270	–	439,460
Costs and Expenses:
Film exhibition costs	–	151,606	1,141	–	152,747
Concession costs	–	12,621	180	–	12,801
Theatre operating expense	–	113,533	2,057	–	115,590
Rent	–	78,301	2,475	–	80,776
General and administrative:
Merger and acquisition costs	–	22,268	–	–	22,268
Management fee	–	500	–	–	500
Other	52	14,468	80	–	14,600
Preopening expense	–	39	–	–	39
Theatre and other closure expense	–	1,267	–	–	1,267
Restructuring charge	–	4,926	–	–	4,926
Depreciation and amortization	–	43,476	455	–	43,931
Disposition of assets and other gains	–	(302)	–	–	(302)
Total costs and expenses	52	442,703	6,388	–	449,143
Other expense (income)
Equity in net losses of subsidiaries	13,936	3,691	–	(17,627)	–
Other income	–	(6,778)	–	–	(6,778)
Interest expense
Corporate borrowings (including intercompany)	38,480	6,038	2,625	(7,475)	39,668
Capital and financing lease obligations	–	1,446	3	–	1,449
Investment income	(7,805)	(774)	(1,408)	7,475	(2,512)
Total other expense	44,611	3,623	1,220	(17,627)	31,827
Loss before income taxes	(44,663)	(11,136)	(3,338)	17,627	(41,510)
Income tax provision (benefit)	(9,900)	2,800	220	–	(6,880)
Loss from continuing operations	(34,763)	(13,936)	(3,558)	17,627	(34,630)
Earnings (loss) from discontinued operations, net of income tax benefit	–	–	(133)	–	(133)
Net loss	$(34,763)	$(13,936)	$(3,691)	$17,627	$(34,763)
Preferred dividends and allocation of undistributed earnings	–				–
Loss for shares of common stock	$(34,763)				$(34,763)

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$–	$841,183	$6,293	–	$847,476
Concessions	–	326,715	2,255	–	328,970
Other theatre	–	81,204	1,622	–	82,826
Total revenues	–	1,249,102	10,170		1,259,272
Costs and Expenses:				–
Film exhibition costs	–	449,781	2,946	–	452,727
Concession costs	–	37,298	582	–	37,880
Operating expense	–	319,118	5,309	–	324,427
Rent	–	217,240	6,494		223,734
General and administrative expense				–
Merger and acquisition costs	–	42,732		–	42,732
Other	143	33,093	491	–	33,727
Preopening expense	–	1,292	–	–	1,292
Theatre and other closure expense	–	10,758	–	–	10,758
Depreciation and amortization	–	85,108	944	–	86,052
Disposition of assets and other gains	–	(2,715)	–	–	(2,715)
Total costs and expenses	143	1,193,705	16,766	–	1,210,614
Other expense (income)
Equity in net losses of subsidiaries	21,531	13,816	–	(35,347)	–
Interest expense
Corporate borrowings (including intercompany)	62,691	36,817	4,473	(37,130)	66,851
Capital and financing lease obligations	–	5,758	90	–	5,848
Investment income	(38,987)	(3,563)	(1,053)	37,130	(6,473)
Total other expense	45,235	52,828	3,510	(35,347)	66,226
Loss from continuing operations before income taxes	(45,378)	2,569	(10,106)	35,347	(17,568)
Income tax provision (benefit)	(9,500)	24,100	160	–	14,760
Loss from continuing operations	$(35,878)	$(21,531)	$(10,266)	$35,347	$(32,328)
Loss from discontinued operations, net of income tax benefit	–	–	(3,550)	–	(3,550)
Net loss	$(35,878)	$(21,531)	$(13,816)	$35,347	$(35,878)
Preferred dividends	104,300				104,300
Net loss for shares of common stock	$(140,178)				$(140,178)

52 weeks ended April 1, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$–	$1,133,170	$5,938	$–	$1,139,108
Concessions	–	434,857	1,880	–	436,737
Other theatre	–	100,745	1,642	–	102,387
Total revenues	–	1,668,772	9,460	–	1,678,232
Costs and Expenses:
Film exhibition costs	–	603,129	2,769	–	605,898
Concession costs	–	46,380	488	–	46,868
Theatre operating expense	–	437,468	5,506	–	442,974
Rent	–	280,621	7,700	–	288,321
General and administrative expense
Merger and acquisition costs	–	5,508	–	–	5,508
Other	195	56,117	486	–	56,798
Preopening expense	–	2,921	944	–	3,865
Theatre and other closure expense	–	4,068	–	–	4,068
Depreciation and amortization	–	113,683	1,613	–	115,296
Impairment of long-lived assets	–	12,747	3,525	–	16,272
Disposition of assets and other gains	–	(2,223)	(367)	–	(2,590)
Total costs and expenses	195	1,560,419	22,664	–	1,583,278
Other expense (income)
Equity in net losses of subsidiaries	2,621	19,277	–	(21,898)	–
Other expense	–	13,947	–	–	13,947
Interest expense
Corporate borrowings (including intercompany)	67,928	53,633	3,488	(58,086)	66,963
Capital and financing lease obligations	–	8,579	119	–	8,698
Investment income	(54,630)	(3,993)	(2,300)	58,086	(2,837)
Total other expense	15,919	91,443	1,307	(21,898)	86,771
Earnings (loss) from continuing operations before income taxes	(16,114)	16,910	(14,511)	21,898	8,183
Income tax provision (benefit)	(5,400)	15,700	100	–	10,400
Earnings (loss) from continuing operations	(10,714)	1,210	(14,611)	21,898	(2,217)
Loss from discontinued operations, net of income tax benefit	–	(3,831)	(4,666)	–	(8,497)
Net loss	$(10,714)	$(2,621)	$(19,277)	$21,898	$(10,714)
Preferred dividends	40,277				40,277
Net loss for shares of common stock	$(50,991)				$(50,991)

March 30, 2006 (Successor) (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Assets
Current assets:
Cash and equivalents	$–	$196,445	$33,670	$–	$230,115
Receivables, net	1,893	37,497	17,221	–	56,611
Other current assets	(8,346)	26,751	16,242	–	34,647
Current assets held for sale	–	529	4,197	–	4,726
Total current assets	(6,453)	261,222	71,330	–	326,099
Investment in equity of subsidiaries	(227,657)	233,618	–	(5,961)	–
Property, net	–	1,279,899	221,149	–	1,501,048
Intangible assets, net	–	242,058	31,250	–	273,308
Intercompany advances	3,591,713	(3,554,609)	(37,104)	–	–
Goodwill	–	1,893,716	124,602	–	2,018,318
Deferred income taxes	–	–	3,564	–	3,564
Other long-term assets	40,802	101,909	25,205	–	167,916
Noncurrent assets held for sale	–	61,340	50,997	–	112,337
Total assets	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$–	$133,143	$17,240	$–	$150,383
Accrued expenses and other liabilities	19,902	126,022	11,144	–	157,068
Deferred revenues and income	–	88,578	7,234	–	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,119	21,185	–	30,804
Current liabilities held for sale	–	3,560	4,673	–	8,233
Total current liabilities	26,402	354,422	61,476	–	442,300
Corporate borrowings	2,128,094	2,188	93,587	–	2,223,869
Capital and financing lease obligations	–	32,868	31,148	–	64,016
Other long-term liabilities	–	345,429	71,164	–	416,593
Noncurrent liabilities held for sale	–	11,903	–	–	11,903
Total liabilities	2,154,496	746,810	257,375	–	3,158,681
Stockholder’s equity (deficit)	1,243,909	(227,657)	233,618	(5,961)	1,243,909
Total liabilities and stockholder’s equity (deficit)	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590

March 31, 2005 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Assets
Current assets:
Cash and equivalents	$–	$42,524	$28,425	$–	$70,949
Receivables, net	1,172	33,135	8,308	–	42,615
Other current assets	(7,680)	67,212	6,440	–	65,972
Total current assets	(6,508)	142,871	43,173	–	179,536
Investment in equity of subsidiaries	(95,746)	28,326	–	67,420	–
Property, net	–	792,754	61,709	–	854,463
Intangible assets, net	–	189,544	–	–	189,544
Intercompany advances	2,159,060	(2,182,985)	23,925	–	–
Goodwill	–	1,401,740	–	–	1,401,740
Deferred income taxes	–	50,619	–	–	50,619
Other long-term assets	19,057	71,608	23,381	–	114,046
Total assets	$2,075,863	$494,477	$152,188	$67,420	$2,789,948
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$–	$112,314	$8,832	$–	$121,146
Accrued expenses and other liabilities	12,927	102,787	3,908	–	119,622
Deferred revenues and income	–	68,957	1,327	–	70,284
Current maturities of corporate borrowings and capital and financing lease obligations	–	3,060	385	–	3,445
Total current liabilities	12,927	287,118	14,452	–	314,497
Corporate borrowings	1,161,970	–	–	–	1,161,970
Capital and financing lease obligations	–	43,659	18,366	–	62,025
Other long-term liabilities	–	259,446	91,044	–	350,490
Total liabilities	1,174,897	590,223	123,862	–	1,888,982
Stockholder’s equity	900,966	(95,746)	28,326	67,420	900,966
Total liabilities and stockholder’s equity	$2,075,863	$494,477	$152,188	$67,420	$2,789,948

52 Weeks ended March 30, 2006 (Successor) (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Net cash (used in) provided by operating activities	$(20,567)	$83,702	$(39,481)	$–	$23,654
Cash flows from investing activities:
Capital expenditures	–	(109,647)	(8,021)	–	(117,668)
Proceeds from sale/leasebacks	–	35,010	–	–	35,010
Net change in reimbursable construction advances	–	(1,252)	–	–	(1,252)
Cash acquired from Loews Cineplex Entertainment	–	138,672	3,840	–	142,512
Payment on disposal—discontinued operations	–	8,595	44,861	–	53,456
Proceeds from disposition of long-term assets	–	3,032	–	–	3,032
Other, net	(116)	(8,959)	3,308	–	(5,767)
Net cash (used in) provided by investing activities	(116)	65,451	43,988	–	109,323
Cash flows from financing activities:
Proceeds from issuance of 11% Senior Subordinated Notes due 2016	325,000	–	–	–	325,000
Proceeds from issuance of Term Loan B	650,000	–	–	–	650,000
Repayment of LCE credit facility	(620,425)	–	–	–	(620,425)
Repurchase of LCE 9% Senior Subordinated Notes due 2014	(318,938)	–	–	–	(318,938)
Net borrowing under revolver credit facility	–	–	6,000	–	6,000
Proceeds from financing lease obligations	–	6,661	–	–	6,661
Principal payments under capital and finance lease obligations	–	(2,805)	(358)	–	(3,163)
Principal payments under mortgage obligations	–	(10)	–	–	(10)
Change in intercompany advances	9,941	(282)	(9,659)	–	–
Change in construction payables	–	1,204	–	–	1,204
Deferred financing costs	(24,895)	–	–	–	(24,895)
Net cash provided by (used in) financing activities	20,683	4,768	(4,017)	–	21,434
Effect of exchange rate changes on cash and equivalents	–	–	4,755	–	4,755
Net increase (decrease) in cash and equivalents	–	153,921	5,245	–	159,166
Cash and equivalents at beginning of period	–	42,524	28,425	–	70,949
Cash and equivalents at end of period	$–	$196,445	$33,670	$–	$230,115

From Inception July 16, 2004 through March 31, 2005 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Net cash (used in) provided by operating activities	$(12,429)	$(56,093)	$21,835	$–	$(46,687)
Cash flows from investing activities:
Capital expenditures	–	(19,137)	515	–	(18,622)
Proceeds from sale/leasebacks	–	50,910	–	–	50,910
Increase in restricted cash	(456,762)	–	–	–	(456,762)
Release of restricted cash	456,762	–	–	–	456,762
Acquisition of AMCE, net of cash acquired	(1,268,564)	–	–	–	(1,268,564)
Purchase of leased furniture, fixtures and equipment	–	(25,292)	–	–	(25,292)
Proceeds from disposition of long-term assets	–	143	30		173
Other, net	(173)	2,259	(485)	–	1,601
Net cash (used in) provided by investing activities	(1,268,737)	8,883	60	–	(1,259,794)
Cash flows from financing activities:
Repurchase of Notes due 2011	(1,663)	–	–	–	(1,663)
Capital contribution from Marquee Holdings Inc.	934,901	–	–	–	934,901
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	–	–	–	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	–	–	–	205,000
Principal payments under capital and financing lease obligations	–	(772)	(84)	–	(856)
Deferred financing costs	(16,546)	–	–	–	(16,546)
Change in intercompany advances	(90,526)	85,759	4,767	–	–
Change in construction payables	–	4,747	–	–	4,747
Net cash provided by financing activities	1,281,166	89,734	4,683	–	1,375,583
Effect of exchange rate changes on cash and equivalents	–	–	1,847	–	1,847
Net increase (decrease) in cash and equivalents	–	42,524	28,425	–	70,949
Cash and equivalents at beginning of period	–	–	–	–	–
Cash and equivalents at end of period	$–	$42,524	$28,425	$–	$70,949

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
Net cash provided by (used in) operating activities	$13,042	$130,915	$1,407	$—	$145,364
Cash flows from investing activities:
Capital expenditures	—	(63,857)	(2,298)	—	(66,155)
Increase in restricted cash	(627,338)	—	—	—	(627,338)
Proceeds from disposition of long-term assets	—	307	(30)	—	277
Other, net	—	(2,570)	3,391	—	821
Net cash (used in) provided by investing activities	(627,338)	(66,120)	1,063	—	(692,395)
Cash flows from financing activities:
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	—	—	—	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	—	—	—	205,000
Proceeds from issuance of 12% Senior Discount Notes due 2014	169,918	—	—	—	169,918
Principal payments under capital and financing lease obligations	—	(1,807)	(213)	—	(2,020)
Change in intercompany advances	(992)	(6,379)	7,371	—	—
Change in construction payables	—	(2,234)	—	—	(2,234)
Cash portion of preferred dividends	(9,349)	—	—	—	(9,349)
Proceeds from exercise of stock options	52	—	—	—	52
Treasury stock purchases and other	(333)	—	—	—	(333)
Net cash provided by (used in) financing activities	614,296	(10,420)	7,158	—	611,034
Effect of exchange rate changes on cash and equivalents	—	—	(615)	—	(615)
Net increase (decrease) in cash and equivalents	—	54,375	9,013	—	63,388
Cash and equivalents at beginning of period	—	304,409	28,839	—	333,248
Cash and equivalents at end of period	$—	$358,784	$37,852	$—	$396,636

52 weeks ended April 1, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
Net cash provided by operating activities	$2,456	$160,723	$760	$—	$163,939
Cash flows from investing activities:
Capital expenditures	—	(93,957)	(1,054)	—	(95,011)
Proceeds from sale/leasebacks	—	63,911	—	—	63,911
Acquisition of Megastar Cinemas L.L.C., net of cash acquired	—	(13,374)	—	—	(13,374)
Acquisition of GC Companies, Inc., net of cash acquired and proceeds from sale of venture capital investments	—	(2,075)	—	—	(2,075)
Purchase of leased furniture, fixtures and equipment	—	(15,812)	—	—	(15,812)
Payment on disposal-discontinued operations	—	(5,252)	—	—	(5,252)
Proceeds from disposition of long-term assets	—	9,289	—	—	9,289
Other, net	—	(7,557)	(3,497)	—	(11,054)
Net cash used in investing activities	—	(64,827)	(4,551)	—	(69,378)
Cash flows from financing activities:
Proceeds from issuance of 8% Senior Subordinated Notes due 2014	300,000	(6,000)	—	—	294,000
Repurchase of Notes due 2009 and 2011	(292,117)	—	—	—	(292,117)
Principal payments under capital and financing lease obligations	—	(2,339)	(235)	—	(2,574)
Deferred financing costs on credit facility due 2009	—	(3,725)	—	—	(3,725)
Change in intercompany advances	(13,788)	(2,864)	16,652	—	—
Change in construction payables	—	(4,307)	—	—	(4,307)
Proceeds from exercise of stock options	3,894	—	—	—	3,894
Treasury stock purchases and other	(445)	—	—	—	(445)
Net cash (used in) provided by financing activities	(2,456)	(19,235)	16,417	—	(5,274)
Effect of exchange rate changes on cash and equivalents	—	—	(451)	—	(451)
Net increase in cash and equivalents	—	76,661	12,175	—	88,836
Cash and equivalents at beginning of year	—	227,748	16,664	—	244,412
Cash and equivalents at end of year	$—	$304,409	$28,839	$—	$333,248

NOTE 18—RELATED PARTY TRANSACTIONS

Governance Agreements

In connection with the Mergers, Holdings, the Sponsors and the other pre-existing stockholders of Holdings, as applicable, entered into various agreements defining the rights of Holdings’ stockholders with respect to voting, governance and ownership and transfer of the stock of Holdings, including a Second Amended and Restated Certificate of Incorporation of Holdings, a Second Amended and Restated Stockholders Agreement, a Voting Agreement among Holdings and the pre-existing stockholders of Holdings, a Voting Agreement among Holdings and the former stockholders of LCE Holdings and an Amended and Restated Management Stockholders Agreement among Holdings and certain members of management of Holdings who are stockholders of Holdings (collectively, the “Governance Agreements”).

The Governance Agreements provide that the Board of Directors for Holdings will consist of up to nine directors, two of whom shall be designated by JPMP, two of whom shall be designated by Apollo, one of whom shall be the Chief Executive Officer of Holdings, one of whom shall be designated by Carlyle, one of whom shall be designated by Bain, one of whom shall be designated by Spectrum and one of whom shall be designated by Bain, Carlyle and Spectrum, voting together, so long as such designee is consented to by each of Bain and Carlyle. Each of the directors respectively designated by JPMP, Apollo, Carlyle, Bain and Spectrum shall have three votes on all matters placed before the Board of Directors of Holdings and AMCE and the Chief Executive Office of Holdings and the director designated by Carlyle, Bain and Spectrum voting together will have one vote each. The number of directors respectively designated by the Sponsors will be reduced upon a decrease in such Sponsors’ ownership in Holdings below certain thresholds.

The Voting Agreement among Holdings and the pre-existing stockholders of Holdings provides that, until fifth anniversary of the Mergers (the “Blockout Period”), the former continuing stockholders of Holdings (other than Apollo and JPMP) will generally vote their voting shares of capital stock of Holdings in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among Holdings and the former stockholders of LCE Holdings further provides that during the Blockout Period, the former LCE Holdings stockholders will generally vote their voting shares of capital stock of Holdings on any matter as directed by any two of Carlyle, Bain and Spectrum, except in certain specified instances. In addition, certain actions of Holdings, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10.0 million, the settlement of claims or litigation in excess of $2.5 million, an initial public offering of Holdings, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5.0 million or engaging in new lines of business, require the approval of either (i) any three of JPMP, Apollo, Carlyle or Bain or (ii) Spectrum and (a) either JPMP or Apollo and (b) either Carlyle or Bain (the “Requisite Stockholder Majority”) if at such time the Sponsors collectively hold at least a majority of Holdings’ voting shares.

Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of Holdings or AMCE, the Governance Agreements will prohibit the Sponsors and the other pre-existing stockholders of Holdings from transferring any of their interests in Holdings, other than (i) certain permitted transfers to affiliates or to persons approved of by the Sponsors and (ii) transfers after the Blockout Period subject to the rights described below.

The Governance Agreements set forth additional transfer provisions for the Sponsors and the other pre-existing stockholders of Holdings with respect to the interests in Holdings, including the following:

Right of first offer.   After the Blockout Date and prior to an initial public offering, Holdings and, in the event Holdings does not exercise its right of first offer, each of the Sponsors and the other pre-existing stockholders of Holdings, has a right of first offer to purchase (on a pro rata basis in the case of the stockholders) all or any portion of the shares of Holdings that a Sponsor or other former continuing stockholder of Holdings is proposing to sell to a third party at the price and on the terms and conditions offered by such third party.

Drag-along rights.   If, prior to an initial public offering, Sponsors constituting a Requisite Stockholder Majority propose to transfer shares of Holdings to an independent third party in a bona fide arm’s-length transaction or series of transactions that results in a sale of all or substantially all of Holdings, such Sponsors may elect to require each of the other stockholders of Holdings to transfer to such third party all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

Tag-along rights.   Subject to the right of first offer described above, if any Sponsor or other former continuing stockholder of Holdings proposes to transfer shares of Holdings held by it, then such stockholder shall give notice to each other stockholder, who shall each have the right to participate on a pro rata basis in the proposed transfer on the terms and conditions offered by the proposed purchaser.

Participant rights.   On or prior to an initial public offering, the Sponsors and the other pre-existing stockholders of Holdings have the pro rata right to subscribe to any issuance by Holdings or any subsidiary of shares of its capital stock or any securities exercisable, convertible or exchangeable for shares of its capital stock, subject to certain exceptions.

The Governance Agreements also provide for certain registration rights in the event of an initial public offering of Holdings, including the following:

Demand rights.   Subject to the consent of at least two of any of JPMP, Apollo, Carlyle and Bain during the first two years following an initial public offering, each Sponsor has the right at any time following an initial public offering to make a written request to Holdings for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders at Holdings’ expense, subject to certain limitations. Subject to the same consent requirement, the other pre-existing stockholders of Holdings as a group shall have the right at any time following an initial public offering to make one written request to Holdings for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders with an aggregate offering price to the public of at least $200 million.

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

Holdback agreements.   Each stockholder has agreed that it will not offer for public sale any equity interests during a period not to exceed 90 days (180 days in the case of an initial public offering) after the effective date of any registration statement filed by Holdings in connection with an underwritten public offering (except as part of such underwritten registration or as otherwise permitted by such underwriters), subject to certain limitations.

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

Control Arrangement

The sponsors will have the ability to control the Company’s affairs and policies and the election of directors and appointment of management both before and after the Holdings proposed IPO.

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

In connection with the merger with Marquee, Apollo received an aggregate amount of cash proceeds for its shares of approximately (i) $869.8 million, including $91.1 million attributable to the special change in control distribution payable to Apollo pursuant to the terms of the Series A convertible preferred stock. The Company was required to pay the Marquee Sponsors an annual management fee of up to $2.0 million in the aggregate, payable quarterly, under the Management Fee Agreement. In connection with the merger with Marquee, Holdings, Marquee and the Marquee Sponsors entered into a management fee agreement pursuant to which AMCE, as the surviving corporation in the merger with Marquee, paid to each of JPMP and Apollo a one-time sponsorship fee of $10.0 million in consideration of the completion of the merger with Marquee and the capitalization of Holdings. The management fee agreement also provided for an annual management fee of $2.0 million, payable quarterly and in advance to each Marquee Sponsor for the duration of the agreement, as well as reimbursements for each Marquee sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the management fee agreement provided for reimbursements of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. AMCE made cash payments of $1.0 million to the Marquee Sponsors for the annual management fee during the fourth quarter of fiscal 2005. Also in connection with the merger with Marquee, the Company paid legal fees on behalf of JPMP and Apollo of $6.0 million each and paid legal fees on behalf of the Company’s Class B Stockholder of $170,000. Following consummation of the merger with Marquee, the Company became a privately-held company, wholly owned by Holdings.

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

In December 2006, the Company disposed of its equity method investment in Yelmo which owned and operated 27 theatres with 310 screens on the date of sale.

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

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) designed to ensure that information required to be disclosed by Marquee Holdings Inc. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2006, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. As a result of the identification of the material weakness in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures were not effective as of March 30, 2006.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 30, 2006, we identified the following material weakness in our internal control over financial reporting:

•       The Company did not maintain effective internal controls to ensure that its stock-based compensation awards and management-purchased shares are appropriately recorded in its financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not appropriately and timely identify the relevant characteristic of certain put rights which resulted in the Company’s failure to properly identify the appropriate financial statement classification of certain options and shares as a component of equity (as opposed to liabilities) which resulted in the inappropriate application of mark-to-market accounting and incorrect expense recognition in the income statement. This control deficiency resulted in misstatements in the consolidated financial statements for the annual and interim periods included in this filing. Additionally, this control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected.

Remediation of Material Weaknesses

The Company will take actions to remediate the material weakness in our internal control over financial reporting surrounding the application of generally accepted accounting principles with respect to stock-based compensation and management-purchased shares for the reporting period ending March 29, 2007. Specifically, the Company will make improvements with respect to the design, precision and rigor of review controls over the application of stock-based compensation and management-purchased shares accounting in that appropriate levels of management and legal counsel now review proposed accounting for all newly issued stock-based compensation awards and management-purchased shares. Further, management will consider using a qualified independent third-party advisor, as deemed appropriate, with respect to more complex stock-based compensation transactions. In addition, the put rights associated with the stock options and underlying shares which resulted in previous awards being inappropriately classified as liabilities and subject to mark-to-mark accounting in the income statement were cancelled and terminated during the period ended March 29, 2007.

(b)   Changes in internal controls.

As discussed within the Material Weakness in Internal Control Over Financial Reporting and Remediation of Material Weakness above, the Company has identified a change in our internal control over financial reporting during the quarter ended March 29, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the year ended March 30, 2006.

Item 9B. Other Information

None

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          (1)The following financial statements are included in Part II Item 8.:

Page
Reports of Independent Registered Public Accounting Firm	37
Consolidated Statements of Operations—Successor periods ended March 30, 2006 and March 31, 2005 and Predecessor periods ended December 23, 2004 and April 1, 2004	38
Consolidated Balance Sheets—March 30, 2006 and March 31, 2005 Successor	39
Consolidated Statements of Cash Flows—Successor periods ended March 30, 2006 and March 31, 2005 and Predecessor periods ended December 23, 2004 and April 1, 2004	40
Consolidated Statements of Stockholder’s Equity (Deficit)—Periods ended March 30, 2006 and March 31, 2005 Successor, December 23, 2004 Predecessor and April 1, 2004 Predecessor	42
Notes to Consolidated Financial Statements—Fiscal years ended March 30, 2006, March 31, 2005 and April 1, 2004	44

(a)          (2) Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b)         Exhibits

A list of exhibits required to be filed as part of this report on Form 10-K/A is set forth in the Exhibit Index, which immediately precedes such exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.
By:	/s/ CHRIS A. COX
Chris A. Cox
Chief Accounting Officer
Date:	April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. BROWN	Chairman of the Board,	April 16, 2007
Peter C. Brown	Chief Executive Officer and President
/s/ MICHAEL R. HANNON		April 16, 2007
Michael R. Hannon	Director
/s/ STEPHEN P. MURRAY		April 16, 2007
Stephen P. Murray	Director
/s/ STAN PARKER		April 16, 2007
Stan Parker	Director
/s/ AARON J. STONE		April 16, 2007
Aaron J. Stone	Director
/s/ JOHN CONNAUGHTON		April 16, 2007
John Connaughton	Director
/s/ MICHAEL CONNELLY		April 16, 2007
Michael Connelly	Director
/s/ BENJAMIN COUGHLIN		April 16, 2007
Benjamin Coughlin	Director
/s/ TRAVIS REID		April 16, 2007
Travis Reid	Director
/s/ CRAIG R. RAMSEY	Executive Vice President and	April 16, 2007
Craig R. Ramsey	Chief Financial Officer
/s/ KEVIN M. CONNOR	Senior Vice President, General	April 16, 2007
Kevin M. Connor	Counsel and Secretary
/s/ CHRIS A. COX	Vice President and	April 16, 2007
Chris A. Cox	Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
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

*3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company’s Form 10-Q (File No. 1-8747) filed December 27, 2004).
Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.2	S&J Theatres, Inc. (incorporated by reference from Exhibit 3.3.2 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.3	Loews Bristol Cinemas, Inc. (incorporated by reference from Exhibit 3.3.3 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.4	Loews Connecticut Cinemas, Inc. (incorporated by reference from Exhibit 3.3.4 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.5	Downtown Boston Cinemas, LLC (incorporated by reference from Exhibit 3.3.5 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.6	Farmers Cinemas, Inc. (incorporated by reference from Exhibit 3.3.6 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.7	Gateway Cinemas, LLC (incorporated by reference from Exhibit 3.3.7 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.8	Kips Bay Cinemas, Inc. (incorporated by reference from Exhibit 3.3.8 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.9	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.10	Lewisville Cinemas, LLC (incorporated by reference from Exhibit 3.3.10 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.11	Loeks Acquisition Corp. (incorporated by reference from Exhibit 3.3.11 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.12	Loews Akron Cinemas, Inc. (incorporated by reference from Exhibit 3.3.12 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.13	Loews Arlington Cinemas, Inc. (incorporated by reference from Exhibit 3.3.13 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.14	Loews Berea Cinemas, Inc. (incorporated by reference from Exhibit 3.3.14 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.15	Loews Cineplex International Holdings, Inc. (incorporated by reference from Exhibit 3.3.15 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.16	Loews Cineplex Theatres Holdco, Inc. (incorporated by reference from Exhibit 3.3.16 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.17	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.18	Loews Garden State Cinemas, LLC (incorporated by reference from Exhibit 3.3.18 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.19	Loews Greenwood Cinemas, Inc. (incorporated by reference from Exhibit 3.3.19 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.20	Loews North Versailles Cinemas, LLC (incorporated by reference from Exhibit 3.3.20 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.21	Loews Plainville Cinemas, LLC (incorporated by reference from Exhibit 3.3.21 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.22	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.23	Loews Theatres Clearing Corp. (incorporated by reference from Exhibit 3.3.23 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.24	Loews USA Cinemas Inc. (incorporated by reference from Exhibit 3.3.24 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.25	Loews Vestal Cinemas, Inc. (incorporated by reference from Exhibit 3.3.25 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.26	Loews Washington Cinemas, Inc. (incorporated by reference from Exhibit 3.3.26 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.27	LTM Turkish Holdings, Inc. (incorporated by reference from Exhibit 3.3.27 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.28	Methuen Cinemas, LLC (incorporated by reference from Exhibit 3.3.28 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.29	Ohio Cinemas, LLC (incorporated by reference from Exhibit 3.3.29 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.30	Plitt Southern Theatres, Inc. (incorporated by reference from Exhibit 3.3.30 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.31	Plitt Theatres, Inc. (incorporated by reference from Exhibit 3.3.31 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.32	Richmond Mall Cinemas, LLC (incorporated by reference from Exhibit 3.3.32 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.33	RKO Century Warner Theatres, Inc. (incorporated by reference from Exhibit 3.3.33 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.34	Springfield Cinemas, LLC (incorporated by reference from Exhibit 3.3.34 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.35	Star Theatres of Michigan, Inc. (incorporated by reference from Exhibit 3.3.35 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.36	Star Theatres, Inc. (incorporated by reference from Exhibit 3.3.36 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.37	The Walter Reade Organization, Inc. (incorporated by reference from Exhibit 3.3.37 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.38	Theater Holdings, Inc. (incorporated by reference from Exhibit 3.3.38 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.39	U.S.A. Cinemas, Inc. (incorporated by reference from Exhibit 3.3.39 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.40	Waterfront Cinemas, LLC (incorporated by reference from Exhibit 3.3.40 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.41	Loews Chicago Cinemas, Inc. (incorporated by reference from Exhibit 3.3.41 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.42	Loews Merrillville Cinemas, Inc. (incorporated by reference from Exhibit 3.3.42 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.43	South Holland Cinemas, Inc. (incorporated by reference from Exhibit 3.3.43 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.44	Webster Chicago Cinemas, Inc. (incorporated by reference from Exhibit 3.3.44 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.45	Loews Century Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.45 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.46	Loews Cherry Tree Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.46 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.47	Loews Lafayette Cinemas, Inc. (incorporated by reference from Exhibit 3.3.47 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.48	Fall River Cinema, Inc. (incorporated by reference from Exhibit 3.3.48 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.49	Liberty Tree Cinema Corp. (incorporated by reference from Exhibit 3.3.49 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.50	Loews Cheri Cinemas, Inc. (incorporated by reference from Exhibit 3.3.50 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.51	Loews Fresh Pond Cinemas, Inc. (incorporated by reference from Exhibit 3.3.51 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.52	Nickelodeon Boston, Inc. (incorporated by reference from Exhibit 3.3.52 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.53	Sack Theatres, Inc. (incorporated by reference from Exhibit 3.3.53 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.54	Loews Baltimore Cinemas, Inc. (incorporated by reference from Exhibit 3.3.54 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.55	Loews Centerpark Cinemas, Inc. (incorporated by reference from Exhibit 3.3.55 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.56	Brick Plaza Cinemas, Inc. (incorporated by reference from Exhibit 3.3.56 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.57	Jersey Garden Cinemas, Inc. (incorporated by reference from Exhibit 3.3.57 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.58	Loews East Hanover Cinemas, Inc. (incorporated by reference from Exhibit 3.3.58 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.59	Loews Freehold Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.59 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.60	Loews Meadowland Cinemas 8, Inc. (incorporated by reference from Exhibit 3.3.60 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.61	Loews Meadowland Cinemas, Inc. (incorporated by reference from Exhibit 3.3.61 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.62	Loews Mountainside Cinemas, Inc. (incorporated by reference from Exhibit 3.3.62 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.63	Loews New Jersey Cinemas, Inc. (incorporated by reference from Exhibit 3.3.63 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.64	Loews Newark Cinemas, Inc. (incorporated by reference from Exhibit 3.3.64 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.65	Loews Ridgefield Park Cinemas, Inc. (incorporated by reference from Exhibit 3.3.65 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.66	Loews Toms River Cinemas, Inc. (incorporated by reference from Exhibit 3.3.66 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.67	Loews West Long Branch Cinemas, Inc. (incorporated by reference from Exhibit 3.3.67 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.68	Loews-Hartz Music Makers Theatres, Inc. (incorporated by reference from Exhibit 3.3.68 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.69	Music Makers Theatres, Inc. (incorporated by reference from Exhibit 3.3.69 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.70	New Brunswick Cinemas, Inc. (incorporated by reference from Exhibit 3.3.70 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.71	Parsippany Theatre Corp. (incorporated by reference from Exhibit 3.3.71 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.72	Red Bank Theatre Corporation (incorporated by reference from Exhibit 3.3.72 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.73	White Marsh Cinemas, Inc. (incorporated by reference from Exhibit 3.3.73 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.74	Crescent Advertising Corporation (incorporated by reference from Exhibit 3.3.74) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.75	Eton Amusement Corporation (incorporated by reference from Exhibit 3.3.75 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.76	Forty-Second Street Cinemas, Inc. (incorporated by reference from Exhibit 3.3.76 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.77	Lance Theatre Corporation (incorporated by reference from Exhibit 3.3.77 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.78	Leow’s California Theatres, Inc. (incorporated by reference from Exhibit 3.3.78 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.79	Parkchester Amusement Corporation (incorporated by reference from Exhibit 3.3.79 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.80	Talent Booking Agency, Inc. (incorporated by reference from Exhibit 3.3.80 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.81	Loews Richmond Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.81 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.82	Mid-States Theatres, Inc. (incorporated by reference from Exhibit 3.3.82 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.83	Loews Montgomery Cinemas, Inc. (incorporated by reference from Exhibit 3.3.83 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.84	Stroud Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.84 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.85	Fountain Cinemas, Inc. (incorporated by reference from Exhibit 3.3.85 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.86	Loews Arlington West Cinemas, Inc. (incorporated by reference from Exhibit 3.3.86 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.87	Loews Deauville North Cinemas, Inc. (incorporated by reference from Exhibit 3.3.87 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.88	Loews Fort Worth Cinemas, Inc. (incorporated by reference from Exhibit 3.3.88 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.89	Loews Houston Cinemas, Inc. (incorporated by reference from Exhibit 3.3.89 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.90	Loews Lincoln Plaza Cinemas, Inc. (incorporated by reference from Exhibit 3.3.90 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.91	Loews Cineplex Entertainment Gift Card Corporation (incorporated by reference from Exhibit 3.3.91 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.92	Loews Pentagon City Cinemas, Inc. (incorporated by reference from Exhibit 3.3.92 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.93	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.94	AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.95	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.95 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.96	Centertainment, Inc. (incorporated by reference from Exhibit 3.3.96 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.97	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.98	National Cinema Network, Inc. (incorporated by reference from Exhibit 3.3.98 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.99	Premium Cinema of Yorktown, Inc. (incorporated by reference from Exhibit 3.3.99 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.100	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.101	Premium Theatre of Mayfair, Inc. (incorporated by reference from Exhibit 3.3.101 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006):
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
Loew’s California Theatres, Inc.
Loews Centerpark Cinemas, Inc.
Loews Century Mall Cinemas, Inc.
Loews Cheri Cinemas, Inc.
Loews Cherry Tree Mall Cinemas, Inc.
Loews Chicago Cinemas, Inc.
Loews Cineplex Entertainment Gift Card Corporation
Loews Cineplex International Holdings, Inc.
Loews Cineplex Theatres Holdco, Inc.
Loews Citywalk Theatre Corporation
Loews Connecticut Cinemas, Inc.
Loews Deauville North Cinemas, Inc.
Loews East Hanover Cinemas, Inc.
Loews Fort Worth Cinemas, Inc.
Loews Freehold Mall Cinemas, Inc.
Loews Fresh Pond Cinemas, Inc.
Loews Greenwood Cinemas, Inc.
Loews Houston Cinemas, Inc.
Loews Lafayette Cinemas, Inc.
Loews Lincoln Plaza Cinemas, Inc.
Loews Meadowland Cinemas 8, Inc.
Loews Meadowland Cinemas, Inc.
Loews Merrillville Cinemas, Inc.
Loews Montgomery Cinemas, Inc.
Loews Mountainside Cinemas, Inc.
Loews New Jersey Cinemas, Inc.
Loews Newark Cinemas, Inc.
Loews Pentagon City Cinemas, Inc.
Loews Richmond Mall Cinemas, Inc.
Loews Ridgefield Park Cinemas, Inc.
Loews Theatre Management Corp.
Loews Theatres Clearing Corp.
Loews Toms River Cinemas, Inc.
Loews USA Cinemas Inc.
Loews Vestal Cinemas, Inc.
Loews Washington Cinemas, Inc.
Loews West Long Branch Cinemas, Inc.
Loews-Hartz Music Makers Theatres, Inc.
LTM Turkish Holdings, Inc.
Mid-States Theatres, Inc.

Music Makers Theatres, Inc.
New Brunswick Cinemas, Inc.
Nickelodeon Boston, Inc.
Parkchester Amusement Corporation
Parsippany Theatre Corp.
Plitt Southern Theatres, Inc.
Plitt Theatres, Inc.
Red Bank Theatre Corporation
RKO Century Warner Theatres, Inc.
S&J Theatres Inc.
Sack Theatres, Inc.
South Holland Cinemas, Inc.
Star Theatres of Michigan, Inc.
Star Theatres, Inc.
Stroud Mall Cinemas, Inc.
Talent Booking Agency, Inc.
The Walter Reade Organization, Inc.
Theater Holdings, Inc.
U.S.A. Cinemas, Inc.
Webster Chicago Cinemas, Inc.
White Marsh Cinemas, Inc.
*3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.6	By-laws of Loews Cineplex Theatres, Inc. (incorporated by reference from Exhibit 3.6 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.7	Limited Liability Company Agreement of Loews Cineplex U.S. Callco, LLC. (incorporated by reference from Exhibit 3.7 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.8	Limited Liability Company Agreement of Downtown Boston Cinemas, LLC (incorporated by reference from Exhibit 3.8 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.9	Limited Liability Company Agreement of Gateway Cinemas, LLC. (incorporated by reference from Exhibit 3.9 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.10	Limited Liability Company Agreement of Loews North Versailles Cinemas, LLC. (incorporated by reference from Exhibit 3.10 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.11	Limited Liability Company Agreement of Loews Plainville Cinemas, LLC. (incorporated by reference from Exhibit 3.11 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.12	Limited Liability Company Agreement of Methuen Cinemas, LLC. (incorporated by reference from Exhibit 3.12 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*3.13	Limited Liability Company Agreement of Ohio Cinemas, LLC. (incorporated by reference from Exhibit 3.13 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.14	Limited Liability Company Agreement of Richmond Mall Cinemas, LLC. (incorporated by reference from Exhibit 3.14 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.15	Limited Liability Company Agreement of Springfield Cinemas, LLC. (incorporated by reference from Exhibit 3.15 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.16	Limited Liability Company Agreement of Waterfront Cinemas, LLC. (incorporated by reference from Exhibit 3.16 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.17	Limited Liability Company Agreement of Lewisville Cinemas, LLC. (incorporated by reference from Exhibit 3.17 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.18	Limited Liability Company Agreement of Loews Garden State Cinemas, LLC. (incorporated by reference from Exhibit 3.18 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.19	Partnership Agreement of Loeks-Star Partners. (incorporated by reference from Exhibit 3.19 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.20	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.21	By-laws of AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.21 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.22	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.22 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.23	By-laws of Centertainment, Inc. (incorporated by reference from Exhibit 3.23 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.24	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.25	By-laws of National Cinema Network, Inc. (incorporated by reference from Exhibit 3.25 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.26	By-laws of Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.26 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*4.1(a)

Credit Agreement, dated January 16, 2006 among AMC Entertainment Inc., Grupo Cinemex, S.A. de C.V., Cadena Mexicana de Exhibicion, S.A. de C.V., the Lenders and the Issuers named therein, Citicorp U.S. and Canada, Inc. and Banco Nacional de Mexico, S.A., Integrante del Groupo Financiero Banamex. (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K (File No. 1-8747) filed January 31, 2006).

*4.1(b)

Guaranty, dated January 26, 2006 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K (File No. 1-8747) filed January 31, 2006).

*4.1(c)

Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp U.S. and Canada, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.9 to the Company’s Form 8-K (File No. 1-8747) filed January 31, 2006).

*4.1(d)

Consent and Release, dated as of April 17, 2006, by and between AMC Entertainment Inc. and Citicorp U.S. and Canada, Inc. (incorporated by reference from Exhibit 4.1(d) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*4.2(a)

Indenture, dated January 27, 1999, respecting AMC Entertainment Inc.’s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.3 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended December 31, 1998).

*4.2(b)

Agreement of Resignation, Appointment and Acceptance, dated August 30, 2000, among the Company, The Bank of New York and HSBC Bank USA respecting AMC Entertainment Inc.’s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.3(a) to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended September 28, 2000).

*4.2(c)

First Supplemental Indenture dated March 29, 2002, respecting AMC Entertainment Inc.’s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4 to the Company’s Form 8-K (File No. 1-8747) dated April 10, 2002).

*4.2(d)

Second Supplemental Indenture dated December 23, 2004, respecting AMC Entertainment Inc.’s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.1 to the Company’s 8-K (File No. 1-8747) filed January 12, 2005).

*4.2(e)

Third Supplemental Indenture dated January 26, 2006, respecting AMC Entertainment Inc.’s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.2(e) to the Company’s Form 10- Q filed on February 13, 2006).

*4.2(f)

Fourth Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.’s 9 1/2% Senior Subordinated Notes due 2011 (incorporated by reference from Exhibit 4.2(f) to the Company’s Form S-4 (File No. 333-133574) filed on April 27, 2006).

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

*4.4(c)

Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.’s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.4(c) to the Company’s Form 10- Q filed on February 13, 2006).

*4.4(d)

Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.’s 9 7/8% Senior Subordinated Notes due 2012 (incorporated by reference from Exhibit 4.4(d) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

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

*4.6(b)

First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.’s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.7(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.6(c)

Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.’s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(c) to the Company’s Form 10-Q filed on February 13, 2006).

*4.6(d)

Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.’s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(d) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*4.7

Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.’s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).

*4.8(a)

Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.8(b)

First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.8(c)

Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.8(c) to the Company’s Form 10-Q filed on February 13, 2006).

*4.8(d)

Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.’s 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.8(d) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*4.9(a)

Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.9(b)

Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.10(a)

Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.11(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.10(b)

First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.11(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.10(c)

Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.10(c) to the Company’s Form 10-Q filed on February 13, 2006).

*4.10(d)

Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.’s Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.10(d) to the Company’s Form S-4 (File No. 333-133574) filed on April 27, 2006).

*4.11(a)

Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.12(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.11(b)

Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, Senior Floating Rate Notes due 2010 (incorporated by reference from Exhibit 4.12(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*4.12(a)

Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.’s 11% senior subordinated notes due 2016, between AMC Entertainment Inc. and HSBC Bank USA, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

*4.12(b)

First Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.’s 11% Senior Subordinated Notes due 2016 (incorporated by reference from Exhibit 4.12(b) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*4.13

Registration Rights Agreement dated January 26, 2006, respecting AMC Entertainment Inc.’s 11% senior subordinated notes due 2016, among AMC Entertainment Inc., the guarantors party thereto, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.2 to the company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

*10.1

Consent Decree, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (File No. 1- 8747) filed on December 27, 2005).

*10.2

Hold Separate Stipulation and Order, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K (File No. 1-8747) filed on December 27, 2005).

*10.3

Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K (File No. 1-8747) filed on December 27, 2005).

*10.4

Hold Separate Stipulation and Order, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K (File No. 1-8747) filed on December 27, 2005).

*10.5

District of Columbia Final Judgment, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the District of Columbia (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K (File No. 1-8747) filed on December 27, 2005).

*10.6

Stipulation for Entry into Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K (File No. 1-8747) filed on December 27, 2005).

*10.7

Stipulated Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.7 to the Company’s Form 8-K (File No. 1-8747) filed on December 27, 2005).

*10.8	Second Amended and Restated Certificate of Incorporation of Marquee Holdings Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).
*10.9

Second Amended and Restated Stockholders Agreement of Marquee Holdings Inc., dated January 26, 2006, among Marquee Holdings Inc. and the stockholders of Marquee Holdings Inc. party thereto (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

*10.10

Amended and Restated Management Stockholders Agreement of Marquee Holdings Inc., dated January 26, 2006, among Marquee Holdings Inc. and the stockholders of Marquee Holdings Inc. party thereto (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

*10.11

Continuing Service Agreement, dated January 26, 2006, among AMC Entertainment Inc. (as successor to Loews Cineplex Entertainment Corporation) and Travis Reid, and, solely for the purposes of its repurchase obligations under Section 7 thereto, Marquee Holding Inc. (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

*10.12

Non-Qualified Stock Option Agreement, dated January 26, 2006, between Marquee Holdings Inc. and Travis Reid (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

*10.13

Amended and Restated Fee Agreement, dated as of January 26, 2006, by and among Marquee Holdings Inc., AMC Entertainment Inc., J.P. Morgan Partners, L.P., Apollo Management V, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V A), L.P., Apollo Netherlands partners V(B), L.P., Apollo German Partners V GmbH & Co KG Bain Capital Partners, LLC, TC Group, L.L.C., a Delaware limited liability company and Applegate and Collatos, Inc. (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

*10.14

American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to AMCE’s Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

*10.15(a)

Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. dated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.7 to AMCE’s Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

*10.15(b)	AMC Supplemental Executive Retirement Plan dated January 1, 1994 (Incorporated by reference from Exhibit 10.7(b) to AMCE’s Form 10-K (File No. 0-12429) for the fiscal year ended March 30, 1995).
*10.16

Employment Agreement between Marquee Holdings, Inc., AMC Entertainment Inc. and Peter C. Brown dated December 23, 2004 (incorporated by reference from Exhibit 10.3 to AMCE’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*10.17

Employment agreement between Marquee Holdings, Inc., AMC Entertainment Inc., American Multi-Cinema, Inc. and Philip M. Singleton dated December 23, 2004 (incorporated by reference from Exhibit 10.4 to AMCE’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*10.18

Executive Medical Expense Reimbursement and Supplemental Accidental Death or Dismemberment Insurance Plan, as restated effective as of February 1, 1991 (Incorporated by reference from Exhibit 10.13 to AMCE’s Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

*10.19	Division Operations Incentive Program (Incorporated by reference from Exhibit 10.15 to AMCE’s Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
*10.20

Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE’s Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).

*10.21

First Amended and Restated American Multi-Cinema, Inc. Retirement Enhancement Plan effective July 31, 2003 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).

*10.22

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

*10.23	AMC Non-Qualified Deferred Compensation Plans (Incorporated by reference from Exhibit 10.37 to Amendment No. 2 to AMCE’s Registration Statement on Form S-2 (File No. 33-51693) filed February 18, 1994.
*10.24	American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE’s Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
*10.25

Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

*10.26

Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

*10.27

Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)

*10.28

Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.

*10.29

Guaranty of Lease dated November 21, 1997 between AMC Entertainment, Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.

*10.30

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.25 to the Company’s Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

*10.31

Form of Non-Qualified Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (incorporated by reference from Exhibit 10.18 to AMCE’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*10.32

Form of Incentive Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (incorporated by reference from Exhibit 10.19 to AMCE’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*10.33

Retainer agreement with Raymond F. Beagle, Jr. dated October 1, 2002. (Incorporated by Reference from Exhibit 10.27 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended September 26, 2002).

*10.34

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.29 to Amendment No. 1 to the Company’s Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

*10.35

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.36 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).

*10.36

Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company’s Form 8-K (File No. 1-8747) filed on April 20, 2001).

*10.37

Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company’s Form 8-K (File No. 1-8747) filed on April 20, 2001).

*10.38

Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company’s Form 8-K (File No. 1-8747) filed on April 20, 2001).

*10.39

Securities Purchase Agreement dated June 29, 2001 by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P., Apollo Management V, L.P., AMC Entertainment Inc., Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V Germany, L.P. (Incorporated by reference from Exhibit 4.6 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended June 28, 2001).

*10.40

Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended January 1, 2004).

*10.41	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
*10.42

Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).

*10.43(a)	Marquee Holdings Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.32(a) to AMCE’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*10.43(b)	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
*10.43(c)	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

*10.44

Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 4, 2005).

*14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE’s Form 10-K filed on June 23, 2004)
*21	Subsidiaries of AMC Entertainment Inc.
**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
**32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*             Previously filed.

**      Filed herewith.