Form 10-Q/A
period 2006-06-29
AMC ENTERTAINMENT INC
filed 2007-04-16
CIK 722077

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

Yes   ☐         No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares
Title of Each Class of Common Stock	Outstanding as of June 29, 2006
Common Stock, 1¢ par value	1

Explanatory Note: AMC Entertainment Inc., hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2006 to include the amended Item 1. Financial Statements (unaudited), Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits which gives effect to the restatement for stock option awards and reflect discontinued operations described in Note 3 and adds disclosure about a related material weakness in our internal control over financial reporting. There have been no other changes, events or other transactions to recognize since the original filing date.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements. (Unaudited)

Restatement of Financial Statements

In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified stock option awards, the Company determined that its financial statements as of and for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 needed to be restated to correct the following items:

Stock Option Awards

The Company has no stock-based compensation arrangements of its own, however its parent, Marquee Holdings Inc. (“Holdings”), granted options on December 23, 2004 to certain members of management to purchase Holdings stock.  Because the employees to whom the options were granted are employed by the Company, the Company has reflected the stock-based compensation expense associated with the options within its consolidated statements of operations. Due to the existence of certain put options, at the time the stock options were granted, the Company determined that the stock options for two members of management should be recorded as liabilities with changes in the estimated fair value of those options recorded through a charge or credit to the statement of operations. Holdings also has a call option relating to the options (and the underlying shares) similar to the call option referred to above.

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because Holdings does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements as of and for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities). There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements for the thirteen week period ended June 29, 2006 and as of March 30, 2006 to record the net effect of the adjustments referred discussed above. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Stock based
Compensation
Thirteen Weeks Ended June 29, 2006	Expense(1)
Decrease in Other Long-Term Liabilities(2)	$799
Increase in Additional Paid-in Capital(2)	$3,136
Increase in Accumulated Deficit(2)	$2,114
Increase in Net Loss	$223

(1)          Included within Other G&A

(2)          Refer to discussion of the adjustment for stock option awards above

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated. See Note 1 to the Consolidated Financial Statements for additional information.

Reclassification for Discontinued Operations

As previously disclosed in our Form 10-Q for the period ended December 28, 2006, we have divested of certain operations that met the criteria for reporting as discontinued operations. Under generally accepted accounting principles, we are required to reclassify previously reported prior period financial statements to reflect the discontinued operations on a basis comparable to the current presentation. Generally accepted accounting principles require our financial statements that were included in our fiscal 2006 Annual Report on Form 10-K to be updated for discontinued operations in our fiscal 2007 Annual Report on Form 10-K. We have previously provided certain financial information that has been revised in advance of filing our fiscal 2007 Annual Report on Form 10-K in our Form 8-K filed on February 22, 2007 and our Form 8-K/A as filed on April 16, 2007. Annual Report on Form 10-K in our Form 8-K filed on February 22, 2007. The historical financial information included herein has been revised and updated from its original presentation to incorporate the following:

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

•       reclassifications in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

The information included in this Amendment No. 1 on Form 10-Q/A is presented in connection with the changes described above. The information, with respect to the reclassification for discontinued operations, contained in this Amendment No. 1 on Form 10-Q/A is presented for the thirteen weeks ended as of June 29, 2006, and except as indicated above with respect to restatements, this information has not been updated to reflect financial results subsequent to that date or any other changes since the date of the Company's Current Report on Form 8-K dated February 22, 2007. Other than the reclassification and footnote disclosures discussed above related to the reclassification for discontinued operations and the changes related to the restatements discussed above there is no change to the Company’s previously reported consolidated operating results.  There is no change to the Company’s previously reported consolidated financial condition or cash flows except as discussed above related to the restatement.  Therefore, this filing should be read together with other documents we have filed with the SEC subsequent to the filing of the original Current Report on Form 8-K filed on February 22, 2007 and our Form 8-K/A as filed on April 16, 2007.  Information in such reports and documents updates and supersedes certain information contained in this document.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
	(restated)
Revenues
Admissions	$435,640	$269,954
Concessions	181,044	109,138
Other revenue	29,150	24,710
Total revenues	645,834	403,802
Costs and Expenses
Film exhibition costs	227,951	148,627
Concession costs	22,015	11,521
Operating expense	155,181	103,654
Rent	112,319	75,805
General and administrative:
Merger and acquisitions costs	3,751	1,680
Management fee	1,250	500
Other	15,773	10,089
Preopening expense	1,042	8
Theatre and other closure expense	2,043	634
Restructuring charges	—	3,069
Depreciation and amortization	63,896	35,947
Disposition of assets and other gains	1,436	(667)
Total costs and expenses	606,657	390,867
Other expense (income)
Other	(1,460)	(1,116)
Interest expense
Corporate borrowings	50,011	24,789
Capital and financing lease obligations	1,328	1,199
Investment expense (income)	(322)	540
Total other expense	49,557	25,412
Loss from continuing operations before income taxes	(10,380)	(12,477)
Income tax provision (benefit)	300	(6,400)
Loss from continuing operations	(10,680)	(6,077)
Loss from discontinued operations, net of income tax provision	2,679	(21,630)
Net loss	$(8,001)	$(27,707)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 29, 2006	March 30, 2006
	(restated)	(restated)
ASSETS
Current assets:
Cash and equivalents	$343,477	$230,115
Receivables, net of allowance for doubtful accounts of $1,204 as of June 29, 2006 and $1,339 as of March 30, 2006	62,627	56,611
Other current assets	35,634	34,647
Current assets held for sale	308	4,726
Total current assets	442,046	326,099
Property, net	1,456,217	1,501,048
Intangible assets, net	261,973	273,308
Goodwill	2,013,241	2,018,318
Deferred income taxes	5,584	3,564
Other long-term assets	167,306	167,916
Noncurrent assets held for sale	40,982	112,337
Total assets	$4,387,349	$4,402,590
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$163,394	$150,383
Accrued expenses and other liabilities	180,013	157,068
Deferred revenues and income	93,808	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	28,959	30,804
Current liabilities held for sale	2,579	8,233
Total current liabilities	468,753	442,300
Corporate borrowings	2,218,440	2,223,869
Capital and financing lease obligations	45,192	64,016
Other long-term liabilities	414,966	416,593
Noncurrent liabilities held for sale	11,990	11,903
Total liabilities	3,159,341	3,158,681
Stockholder’s equity:
Common Stock, 1¢ par value; 1 share issued as of June 29, 2006 and March 30, 2006	—	—
Additional paid-in capital	1,481,226	1,480,206
Accumulated other comprehensive loss	(19,578)	(10,658)
Accumulated deficit	(233,640)	(225,639)
Total stockholder’s equity	1,228,008	1,243,909
Total liabilities and stockholder’s equity	$4,387,349	$4,402,590

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
	(restated)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(8,001)	$(27,707)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,441	38,215
Non-cash portion of stock-based compensation	1,020	1,116
Non-cash portion of pension and postretirement expense	1,611	847
Deferred income taxes	(854)	11,500
Equity in losses from investments	2,157	646
Disposition of assets and other (gains) losses	(103)	8
Change in assets and liabilities, net of effects from acquisition:
Receivables	(2,765)	(7,709)
Other assets	(4,440)	(2,076)
Accounts payable	21,525	12,259
Accrued expenses and other liabilities	19,291	4,795
Other, net	2,007	776
Net cash provided by operating activities	95,889	32,670
Cash flows from investing activities:
Capital expenditures	(32,843)	(16,072)
Loan to NCM	—	(1,850)
Proceeds on disposal—discontinued operations	—	44,861
Proceeds on disposal—continuing operations	66,113	—
Net change in reimbursable construction advances	749	(5,803)
Other, net	(5,191)	(1,067)
Net cash provided by investing activities	28,828	20,069
Cash flows from financing activities:
Repayment of Cinemex Credit Facility	(602)	—
Principal payments under capital and financing lease obligations	(955)	(843)
Principal payments under mortgage	(27)	—
Payments on Term Loan B	(1,625)	—
Change in construction payables	(9,195)	3,453
Deferred financing costs	(1,777)	(1,151)
Net cash (used in) provided by financing activities	(14,181)	1,459
Effect of exchange rate changes on cash and equivalents	2,826	1,023
Net increase in cash and equivalents	113,362	55,221
Cash and equivalents at beginning of period	230,115	70,949
Cash and equivalents at end of period	$343,477	$126,170
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $276 and $483)	$17,366	$6,183
Income taxes paid (refunded)	732	(6)
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$1,734

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

The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company’s annual report on Form 10-K/A for the year (52 weeks) ended March 30, 2006. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company’s financial position and results of operations. Due to the seasonal nature of the Company’s business, results for the thirteen weeks ended June 29, 2006 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2007.

The March 30, 2006 consolidated balance sheet data was derived from the audited balance sheet included in the 10-K/A, but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

Restatement:   In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified stock option awards, the Company determined that its financial statements as of and for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 needed to be restated to correct the following items:

Stock Option Awards

The Company has no stock-based compensation arrangements of its own, however its parent, Holdings, granted options on December 23, 2004 to certain members of management to purchase Holdings stock.  Because the employees to whom the options were granted are employed by the Company, the Company has reflected the stock-based compensation expense associated with the options within its consolidated statements of operations. Due to the existence of certain put options, at the time the stock options were granted, the Company determined that the stock options for two members of management should be recorded as liabilities with changes in the estimated fair value of those options recorded through a charge or credit to the statement of operations. Holdings also has a call option relating to the options (and the underlying shares) similar to the call option referred to above.

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because Holdings does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee’s control. Accordingly, the Company has restated its financial statements as of and for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities). There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements for the thirteen weeks ended June 29, 2006 and as of March 30, 2006 to record the net effect of the adjustments referred discussed above. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Stock based
Compensation
Thirteen Weeks Ended June 29, 2006	Expense(1)
Decrease in Other Long-Term Liabilities (2)	$799
Increase in Additional Paid-in Capital (2)	$3,136
Increase in Accumulated Deficit(2)	2,114
Increase in Net Loss	$223

(1)          Included within Other G&A

(2)          Refer to discussion of the adjustment for stock option awards above

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

	Thirteen Weeks Ended
	June 29, 2006
	As		Discontinued	As Restated
	Reported	Restatement(1)	Operations(2)	& Adjusted
Revenues
Admissions	$439,532	$—	$(3,892)	$435,640
Concessions	182,336	—	(1,292)	181,044
Other revenue	29,322	—	(172)	29,150
Total revenues	651,190	—	(5,356)	645,834
Costs and Expenses
Film exhibition costs	229,852	—	(1,901)	227,951
Concession costs	22,270	—	(255)	22,015
Operating expense	156,370	—	(1,189)	155,181
Rent	113,729	—	(1,410)	112,319
General and administrative:
Merger and acquisition costs	3,751	—	—	3,751
Management fee	1,250	—	—	1,250
Other	15,600	223	(50)	15,773
Preopening expense	1,042	—	—	1,042
Theatre and other closure expense	2,043	—	—	2,043
Restructuring charge	—	—	—	—
Depreciation and amortization	64,441	—	(545)	63,896
Impairment of long-lived assets	—	—	—	—
Disposition of assets and other gains	(1,453)	—	2,889	1,436
Total costs and expenses	608,895	223	(2,461)	606,657
Other expense (income)
Other income	(1,460)	—	—	(1,460)
Interest expense
Corporate borrowings	50,011	—	—	50,011
Capital and financing lease obligations	1,548	—	(220)	1,328
Investment income	(326)	—	4	(322)
Total other expense	49,773	—	(216)	49,557
Earnings (loss) from continuing operations before income taxes	(7,478)	(223)	(2,679)	(10,380)
Income tax provision (benefit)	300	—	—	300
Earnings (loss) from continuing operations	(7,778)	(223)	(2,679)	(10,680)
Earnings (loss) from discontinued operations, net of income taxes	—	—	2,679	2,679
Net earnings (loss)	$(7,778)	$(223)	$—	$(8,001)

	As of
	June 29, 2006
	As		As
	Reported	Restatement(1)	Restated
Assets
Current assets:
Cash	$343,477	$—	$343,477
Receivables	62,627	—	62,627
Other current assets	35,634	—	35,634
Current assets held for sale	308	—	308
Total current assets	442,046	—	442,046
Property	1,456,217	—	1,456,217
Intangible assets	261,973	—	261,973
Goodwill	2,013,241	—	2,013,241
Deferred income taxes	5,584	—	5,584
Other long-term assets	167,306	—	167,306
Non-current assets held for sale	40,982	—	40,982
Total assets	$4,387,349	$—	$4,387,349
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$163,394	$—	$163,394
Accrued expenses and other liabilities	180,013	—	180,013
Deferred revenues and income	93,808	—	93,808
Current maturities	28,959	—	28,959
Current liabilities held for sale	2,579	—	2,579
Total current liabilities	468,753	—	468,753
Corporate borrowings	2,218,440	—	2,218,440
Capital and financing lease obligations	45,192	—	45,192
Other long-term liabilities	415,765	(799)	414,966
Non-current liabilities held for sale	11,990	—	11,990
Total liabilities	3,160,140	(799)	3,159,341
Stockholders' equity:
Common stock	—	—	—
Additional paid-in capital	1,478,090	3,136	1,481,226
Accumulated other comprehensive income	(19,578)	—	(19,578)
Accumulated deficit	(231,303)	(2,337)	(233,640)
Total stockholders' equity	1,227,209	799	1,228,008
Total liabilities and equity	$4,387,349	$—	$4,387,349

	As of
	March 30, 2006
	As		As
	Reported	Restatement(1)	Restated
Assets
Current assets:
Cash	$230,115	$—	$230,115
Receivables	56,611	—	56,611
Other current assets	34,647	—	34,647
Current assets held for sale	4,726	—	4,726
Total current assets	326,099	—	326,099
Property	1,501,048	—	1,501,048
Intangible assets	273,308	—	273,308
Goodwill	2,018,318	—	2,018,318
Deferred income taxes	3,564	—	3,564
Other long-term assets	167,916	—	167,916
Non-current assets held for sale	112,337	—	112,337
Total assets	$4,402,590	$—	$4,402,590
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$150,383	$—	$150,383
Accrued expenses and other liabilities	157,068	—	157,068
Deferred revenues and income	95,812	—	95,812
Current maturities	30,804	—	30,804
Current liabilities held for sale	8,233	—	8,233
Total current liabilities	442,300	—	442,300
Corporate borrowings	2,223,869	—	2,223,869
Capital and financing lease obligations	64,016	—	64,016
Other long-term liabilities	417,018	(425)	416,593
Non-current liabilities held for sale	11,903	—	11,903
Total liabilities	3,159,106	(425)	3,158,681
Stockholders' equity:
Common stock	—	—	—
Additional paid-in capital	1,477,667	2,539	1,480,206
Accumulated other comprehensive income	(10,658)	—	(10,658)
Accumulated deficit	(223,525)	(2,114)	(225,639)
Total stockholders' equity	1,243,484	425	1,243,909
Total liabilities and equity	$4,402,590	$—	$4,402,590

(1)          As discussed in this Note, the Company restated its financial statements for stock option awards.

(2)          As discussed in Note 3—Discontinued Operations, the Company classified the results of operations of its Iberia theatres as discontinued operations during the thirteen weeks ended December 28, 2006. As a result conforming classifications are made for these periods. The reclassification for discontinued operations was not an error in the prior financial statements, rather it was performed to be consistent with the treatment in the annual financial statements.

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

NOTE 2—ACQUISITIONS

On June 20, 2005, Marquee Holdings Inc. (“Holdings”), the parent company of AMCE, entered into a merger agreement with LCE Holdings, Inc. (“LCE Holdings”), the parent of Loews Cineplex Entertainment Corporation (“Loews”), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into the Company, with the Company continuing after the merger (the “Merger” and collectively, the “Mergers”). The transaction closed on January 26, 2006. Upon completion of the Mergers, the stockholders of Holdings immediately prior to the Mergers, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., held approximately 60% of the outstanding capital stock of Holdings, and the stockholders of LCE Holdings immediately prior to the Merger, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors (collectively with J.P. Morgan Partners, LLC and Apollo Management, L.P., the “Sponsors”), held approximately 40% of the outstanding capital stock of Holdings.

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

Pro Forma Effect of Merger Transactions

The pro forma financial information presented below sets forth the Company’s pro forma consolidated statement of operations for the thirteen weeks ended June 30, 2005 to give effect to the Mergers and the related debt issuances as if each transaction occurred on April 1, 2005. Such information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

Thirteen Weeks Ended
(In thousands)	Pro Forma June 30, 2005
(restated)
Revenues
Admissions	$400,326
Concessions	165,977
Other revenue	34,444
Total revenues	600,747
Cost of operations	389,486
Rent	104,014
General and administrative:
Merger and acquisition costs*	3,821
Management fee	1,250
Other	21,162
Preopening expense	19
Theatre and other closure expense	634
Restructuring charge	3,089
Depreciation and amortization	68,649
Disposition of assets and other gains	(468)
Total costs and expenses	591,656
Other income	(1,116)
Interest expense	48,370
Investment expense	1,995
Total other expense	49,249
Loss from continuing operations before income taxes	(40,158)
Income tax provision	2,400
Loss from continuing operations	(42,558)
Loss from discontinued operations	(21,630)
Net loss	$(64,188)

*                    Primarily represents nonrecurring costs for the Merger Transactions.

NOTE 3—DISCONTINUED OPERATIONS

On May 11, 2006, the Company sold two of its wholly-owned subsidiaries, AMC Entertainment Espana S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively “Iberia”), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the Company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The investment in Yelmo was reported within other long-term assets at June 29, 2006 and March 30, 2006. The Company no longer has continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as the Company no longer has operations or significant cash flows from the Iberia component.

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

Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company’s Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
Revenues
Admissions	$3,892	$6,452
Concessions	1,292	2,195
Other revenue	172	333
Total revenues	5,356	8,980
Costs and Expenses:
Film exhibition costs	1,901	3,090
Concession costs	255	208
Operating expense	1,189	2,867
Rent	1,410	2,881
General and administrative—other	50	90
Depreciation and amortization	545	1,564
Disposition of assets and other gains	(2,889)	—
Total costs and expenses	2,461	10,700
Other expense (income)
Interest expense
Capital and financing lease obligations	220	486
Investment income	(4)	—
Total other expense	216	486
Earnings (loss) before income taxes	2,679	(2,206)
Income tax provision	—	100
Loss from discontinued operations	$2,679	$(2,306)

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

NOTE 4—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
	(restated)
Net loss	$(8,001)	$(27,707)
Foreign currency translation adjustment	(9,376)	(2,364)
Unrealized gain on Cinemex swap agreement	456	—
Increase in unrealized loss on marketable equity securities	—	(80)
Total comprehensive loss	$(16,921)	$(30,151)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	(4,958)	(4,958)
Fair value adjustments(1)	(119)	—	(119)
Balance as of June 29, 2006	$1,893,597	$119,644	$2,013,241

(1)          Adjustments to fair value relate primarily to assets and liabilities of theatres closed or sold and the true-up of liabilities during fiscal 2007.

		June 29, 2006		March 30, 2006
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$115,860	$(15,953)	$116,047	$(13,079)
Loyalty program	4 years	46,000	(17,078)	46,000	(14,950)
LCE trade name	5 years	2,300	(195)	2,300	(80)
LCE/Cinemex advertising and management contracts	3 to 25 years	48,422	(6,496)	48,951	(2,841)
Cinemex non-compete	2 years	6,428	(1,592)	6,462	(313)
Other intangible assets	1 to 16 years	27,532	(24,051)	30,701	(26,922)
Total, amortizable		$246,542	$(65,365)	$250,461	$(58,185)
Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		6,796		7,032
Total, unamortized		$80,796		$81,032

Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
Recorded Amortization	$10,299	$3,948

Estimated amortization expense for the next five fiscal years for intangible assets owned as of June 29, 2006 is projected below:

(In thousands)	2007	2008	2009	2010	2011
Projected amortization expense	$39,034	$31,709	$25,574	$18,658	$12,878

NOTE 6—STOCKHOLDER’S EQUITY

The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula. The Company has recorded $1,020,000 and $1,116,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of approximately $0 and $458,000 in its Consolidated Statements of Operations during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively. One of the holders of stock options has written put rights deemed to be in the holders control associated with his  options whereby he  can require Holdings to repurchase his options  and as such $550,000 and $0 of the Stock-based Compensation obligation is recorded in additional paid-in capital in our Consolidated Balance Sheets at June 29, 2006 and March 30, 2006, respectively.

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
$1,752

NOTE 9—INCOME TAXES

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
	(restated)
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	—	(98.6)
Valuation allowance	(42.2)	(0.6)
State income taxes, net of federal tax benefit	(1.0)	(4.9)
Other, net	4.3	(1.9)
Effective tax rate	(3.9)%	(71.0)%

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

NOTE 11—OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
	(restated)
Revenues
U.S. and Canada theatrical exhibition	$597,691	$393,346
International theatrical exhibition	48,129	5,001
Other	14	5,455
Total revenues	$645,834	$403,802
Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$116,247	$67,512
International theatrical exhibition	13,992	(1,687)
Other	(411)	(514)
Segment Adjusted EBITDA	$129,828	$65,311

A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	June 29, 2006	June 30, 2005
	(restated)
Loss from continuing operations before income taxes	$(10,380)	$(12,477)
Plus:
Interest expense	51,339	25,988
Depreciation and amortization	63,896	35,947
Preopening expense	1,042	8
Theatre and other closure expense	2,043	634
Restructuring charges	—	3,069
Disposition of assets and other gains	1,436	(667)
Investment income(3)	(322)	540
General and administrative expense—unallocated:
Merger and acquisition costs	3,751	1,680
Management fee	1,250	500
Other(1)	15,773	10,089
Segment Adjusted EBITDA	$129,828	$65,311

Information about the Company’s long-term assets by operating segment is as follows (in thousands):

Long-term Assets	June 29, 2006	June 30, 2005
U.S. and Canada theatrical exhibition	$4,226,040	$3,047,398
International theatrical exhibition	368,705	103,726
Total segment long-term assets(2)	4,594,745	3,151,124
Construction in progress	30,068	43,242
Corporate	243,055	214,012
Accumulated depreciation-property	(853,827)	(855,859)
Accumulated amortization-intangible assets	(65,365)	(39,561)
Accumulated amortization-other long-term assets	(44,355)	(37,828)
Noncurrent assets held for sale	40,982	35,378
Consolidated long-term assets, net(2)	$3,945,303	$2,510,508

Long-term Assets, net of accumulated depreciation and amortization	June 29, 2006	June 30, 2005
U.S. and Canada theatrical exhibition	$3,326,788	$2,245,120
International theatrical exhibition	338,027	41,480
Total segment long-term assets(2)	3,664,815	2,286,600
Construction in progress	30,068	43,242
Corporate	209,438	145,288
Noncurrent assets held for sale	40,982	35,378
Consolidated long-term assets, net(2)	$3,945,303	$2,510,508

Consolidated Balance Sheet	June 29, 2006	June 30, 2005
Property, net	$1,456,217	$823,020
Intangible assets, net	261,973	185,596
Goodwill	2,013,241	1,309,624
Deferred income taxes	5,584	47,150
Other long-term assets	167,306	109,740
Noncurrent assets held for sale	40,982	35,378
Consolidated long-term assets(2)	$3,945,303	$2,510,508

(1)          Including stock-based compensation expense of $1,020,000 and $1,116,000 for the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively.

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

Thirteen weeks ended June 29, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$403,883	$31,757	$—	$435,640
Concessions	—	162,053	18,991	—	181,044
Other revenue	—	24,289	4,861	—	29,150
Total revenues	—	590,225	55,609	—	645,834
Costs and Expenses
Film exhibition costs	—	213,704	14,247	—	227,951
Concession costs	—	17,753	4,262	—	22,015
Operating expense	—	141,169	14,012	—	155,181
Rent	—	104,022	8,297	—	112,319
General and administrative:
Merger and acquisition costs	—	3,751	—	—	3,751
Management fee	—	1,250	—	—	1,250
Other	49	13,038	2,686	—	15,773
Preopening expense	—	565	477	—	1,042
Theatre and other closure expense	—	2,010	33	—	2,043
Restructuring charge	—	—	—	—	—
Depreciation and amortization	—	54,837	9,059	—	63,896
Disposition of assets and other gains	—	1,234	202	—	1,436
Total costs and expenses	49	553,333	53,275	—	606,657
Other expense (income)
Equity in net losses of subsidiaries	(9,101)	(2,033)	—	11,134	—
Other income	—	(1,460)	—	—	(1,460)
Interest expense
Corporate borrowings	47,192	33,492	3,452	(34,125)	50,011
Capital and financing lease obligations	—	938	390	—	1,328
Investment income	(30,139)	(3,546)	(762)	34,125	(322)
Total other expense (income)	7,952	27,391	3,080	11,134	49,557
Earnings (loss) from continuing operations before income taxes	(8,001)	9,501	(746)	(11,134)	(10,380)
Income tax provision (benefit)	—	400	(100)	—	300
Loss from continuing operations	(8,001)	9,101	(646)	(11,134)	(10,680)
Loss from discontinued operations, net of income	—	—	2,679	—	2,679
Net earnings (loss)	$(8,001)	$9,101	$2,033	$(11,134)	$(8,001)

Thirteen weeks ended June 30, 2005:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$267,666	$2,288	$—	$269,954
Concessions	—	108,258	880	—	109,138
Other	—	24,043	667	—	24,710
Total revenues	—	399,967	3,835	—	403,802
Costs and Expenses
Film exhibition costs	—	147,565	1,062	—	148,627
Concession costs	—	11,308	213	—	11,521
Operating expense	—	101,526	2,128	—	103,654
Rent	—	73,583	2,222	—	75,805
General and administrative:
Merger and acquisition costs	—	1,680	—	—	1,680
Management fee	—	500	—	—	500
Other	49	9,965	75	—	10,089
Preopening expense	—	8	—	—	8
Theatre and other closure expense	—	609	25	—	634
Restructuring Charge	—	3,069	—	—	3,069
Depreciation and amortization	—	35,822	125	—	35,947
Disposition of assets and other gains	—	(667)	—	—	(667)
Total costs and expenses	49	384,968	5,850	—	390,867
Other expense (income)
Other income	—	(1,116)	—	—	(1,116)
Equity in net losses of subsidiaries	14,841	22,820	—	(37,661)	—
Interest expense
Corporate borrowings	24,972	4,697	707	(5,587)	24,789
Capital and financing lease obligations	—	1,199	—	—	1,199
Investment expense (income)	(3,655)	(1,011)	(381)	5,587	540
Total other expense	36,158	26,589	326	(37,661)	25,412
Loss from continuing operations before income taxes	(36,207)	(11,590)	(2,341)	37,661	(12,477)
Income tax provision (benefit)	(8,500)	2,197	(97)	—	(6,400)
Loss from continuing operations	(27,707)	(13,787)	(2,244)	37,661	(6,077)
Loss from discontinued operations, net of income taxes	—	(1,054)	(20,576)	—	(21,630)
Net loss	$(27,707)	$(14,841)	$(22,820)	$37,661	$(27,707)

June 29, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$310,801	$32,676	$—	$343,477
Receivables, net	1,895	42,770	17,962	—	62,627
Other current assets	(8,346)	30,889	13,091	—	35,634
Current assets held for sale	—	308	—	—	308
Total current assets	(6,451)	384,768	63,729	—	442,046
Investment in equity of subsidiaries	(200,154)	241,111	—	(40,957)	—
Property, net	—	1,242,004	214,213	—	1,456,217
Intangible assets, net	—	233,970	28,003	—	261,973
Intercompany advances	3,579,453	(3,595,282)	15,829	—	—
Goodwill	—	1,893,597	119,644	—	2,013,241
Deferred income taxes	—	—	5,584	—	5,584
Other long-term assets	41,094	101,549	24,663	—	167,306
Noncurrent assets held for sale	—	40,982	—	—	40,982
Total assets	$3,413,942	$542,699	$471,665	$(40,957)	$4,387,349
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$147,090	$16,304	$—	$163,394
Accrued expenses and other liabilities	53,593	111,397	15,023	—	180,013
Deferred revenues and income	—	86,387	7,421	—	93,808
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,041	19,418	—	28,959
Current liabilities held for sale	—	2,579	—	—	2,579
Total current liabilities	60,093	350,494	58,166	—	468,753
Corporate borrowings	2,125,841	2,157	90,442	—	2,218,440
Capital and financing lease obligations	—	32,197	12,995	—	45,192
Other long-term liabilities	—	346,015	68,951	—	414,966
Noncurrent liabilities held for sale	—	11,990	—	—	11,990
Total liabilities	2,185,934	742,853	230,554	—	3,159,341
Stockholder’s equity	1,228,008	(200,154)	241,111	(40,957)	1,228,008
Total liabilities and stockholder’s equity	$3,413,942	$542,699	$471,665	$(40,957)	$4,387,349

March 30, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$196,445	$33,670	$—	$230,115
Receivables, net	1,893	37,497	17,221	—	56,611
Other current assets	(8,346)	26,751	16,242	—	34,647
Current assets held for sale	—	529	4,197	—	4,726
Total current assets	(6,453)	261,222	71,330	—	326,099
Investment in equity of subsidiaries	(227,657)	233,618	—	(5,961)	—
Property, net	—	1,279,899	221,149	—	1,501,048
Intangible assets, net	—	242,058	31,250	—	273,308
Intercompany advances	3,591,713	(3,554,609)	(37,104)	—	—
Goodwill	—	1,893,716	124,602	—	2,018,318
Deferred income taxes	—	—	3,564	—	3,564
Other long-term assets	40,802	101,909	25,205	—	167,916
Noncurrent assets held for sale	—	61,340	50,997	—	112,337
Total assets	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$133,143	$17,240	$—	$150,383
Accrued expenses and other liabilities	19,902	126,022	11,144	—	157,068
Deferred revenues and income	—	88,578	7,234	—	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,119	21,185	—	30,804
Current liabilities held for sale	—	3,560	4,673	—	8,233
Total current liabilities	26,402	354,422	61,476	—	442,300
Corporate borrowings	2,128,094	2,188	93,587	—	2,223,869
Capital and financing lease obligations	—	32,868	31,148	—	64,016
Other long-term liabilities	—	345,429	71,164	—	416,593
Noncurrent liabilities held for sale	—	11,903	—	—	11,903
Total liabilities	2,154,496	746,810	257,375	—	3,158,681
Stockholder’s equity	1,243,909	(227,657)	233,618	(5,961)	1,243,909
Total liabilities and stockholder’s equity	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590

Thirteen weeks ended June 29, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net cash provided by operating activities	$18,237	$63,435	$14,217	$—	$95,889
Cash flows from investing activities:
Capital expenditures	—	(25,551)	(7,292)	—	(32,843)
Proceeds from disposal of discontinued operations	—	30,667	35,446	—	66,113
Net change in reimbursable construction advances	—	749	—	—	749
Other, net	87	(5,780)	502	—	(5,191)
Net cash provided by investing activities	87	85	28,656	—	28,828
Cash flows from financing activities:
Repayment of Cinemex Credit Facility	—	—	(602)	—	(602)
Principal payments under capital and financing lease obligations	—	(749)	(206)	—	(955)
Principal payments under mortgage	—	(27)	—	—	(27)
Payment on Term Loan B	(1,625)	—	—	—	(1,625)
Change in construction payables	—	(9,195)	—	—	(9,195)
Change in intercompany advances	(14,922)	60,807	(45,885)	—	—
Deferred financing costs	(1,777)	—	—	—	(1,777)
Net cash provided by (used in) financing activities	(18,324)	50,836	(46,693)	—	(14,181)
Effect of exchange rate changes on cash and equivalents	—	—	2,826	—	2,826
Net increase (decrease) in cash and equivalents	—	114,356	(994)	—	113,362
Cash and equivalents at beginning of period	—	196,445	33,670	—	230,115
Cash and equivalents at end of period	$—	$310,801	$32,676	$—	$343,477

Thirteen weeks ended June 30, 2005:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net cash provided by (used in) operating activities	$8,919	$46,059	$(22,308)	$—	$32,670
Cash flows from investing activities:
Capital expenditures	—	(11,659)	(4,413)	—	(16,072)
Issuance of NCM notes receivable	—	(1,850)	—		(1,850)
Proceeds from disposal of discontinued operations	—	—	44,861	—	44,861
Net change in reimbursable construction advances	—	(5,803)	—	—	(5,803)
Other, net	(76)	(991)	—	—	(1,067)
Net cash provided by (used in) investing activities	(76)	(20,303)	40,448	—	20,069
Cash flows from financing activities
Principal payments under capital and financing lease obligations	—	(754)	(89)	—	(843)
Change in construction payables	—	3,453	—	—	3,453
Change in intercompany advances	(7,692)	(11,853)	19,545	—	—
Deferred financing costs	(1,151)	—	—	—	(1,151)
Net cash provided by (used in) financing activities	(8,843)	(9,154)	19,456	—	1,459
Effect of exchange rate changes on cash and equivalents	—	—	1,023	—	1,023
Net increase in cash and equivalents	—	16,602	38,619	—	55,221
Cash and equivalents at beginning of period	—	42,524	28,425	—	70,949
Cash and equivalents at end of period	$—	$59,126	$67,044	$—	$126,170

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

AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $20 million, which is expected to be incurred over a 4-5 year term. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court’s order and filed its brief.

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

•       the termination of AMC Entertainment’s March 25, 2004 senior secured credit facility, under which no amounts were outstanding;

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

In December 2006 we disposed of our equity method investment in Yelmo which owned and operated 27 theatres with 210 screens in Spain on the date of the sale.

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
	(restated)(3)
	(thousands of dollars, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$408,839	$266,364	53.5%
Concessions	164,309	108,076	52.0%
Other theatre	24,543	18,906	29.8%
	597,691	393,346	52.0%
International theatrical exhibition
Admissions	26,801	3,590	*
Concessions	16,735	1,062	*
Other theatre	4,593	349	*
	48,129	5,001	*
Other	14	5,455	(99.7)%
Total revenues	$645,834	$403,802	59.9%
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$216,116	$146,945	47.1%
Concession costs	18,074	11,281	60.2%
Theatre operating expense	143,147	95,491	49.9%
Rent	105,567	73,233	44.2%
Preopening expense	565	8	*
Theatre and other closure expense	2,010	609	*
	485,479	327,567	48.2%
International theatrical exhibition
Film exhibition costs	11,835	1,682	*
Concession costs	3,941	240	*
Theatre operating expense	11,609	2,194	*
Rent	6,752	2,572	*
Preopening expense	477	—	*
Theatre closure	33	25	32.0%
	34,647	6,713	*
Other	425	5,969	(92.9)%
General and administrative expense:
Merger and Acquisition costs	3,751	1,680	*
Management Fee	1,250	500	*
Other	15,773	10,089	56.3%
Restructuring charge	—	3,069	*
Depreciation and amortization	63,896	35,947	77.8%
Disposition of assets and other gains	1,436	(667)	*
Total costs and expenses	$606,657	$390,867	55.2%

	Thirteen Weeks Ended June 29, 2006	Thirteen Weeks Ended June 30, 2005
Operating Data (at period end):
Screen additions	30	—
Screen dispositions	180	71
Average screens—continuing operations(1)	5,139	3,345
Number of screens operated(2)	5,601	3,643
Number of theatres operated(2)	411	242
Screens per theatre	13.6	15.1
Attendance—continuing operations(1) (in thousands)	64,969	39,141

(1)          Includes consolidated theatres only.

(2)          Excludes 6 theatres with 78 screens held for disposal in connection with approval of the Mergers.

(3)          We restated our financial statements for stock option awards and to reflect reclassifications for discontinued operations. See Note 1 and Note 3 to the Consolidated Financial Statements.

*                    Percentage change in excess of 100%

Thirteen weeks Ended June 29, 2006 and June 30, 2005

Revenues.   Total revenues increased 59.9%, or $242,032,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. This increase included approximately $203,667,000 of additional admission and concessions revenues resulting from the Merger.

U.S. and Canada theatrical exhibition revenues increased 52.0%, or $204,345,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Admissions revenues increased 53.5%, or $142,475,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005, due to a 45.5% increase in total attendance, including the increased attendance and admissions revenues of $118,841,000 due to the Merger, and a 5.5% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before April 1, 2005) increased 5.6% during the thirteen weeks ended June 29, 2006 over the comparable period last year, primarily due to a 2% increase in attendance at comparable theatres. Based upon available industry sources, box office revenues of industry comparable theatres increased 3.6% over this same period. Our admissions revenues at comparable theatres outperformed the industry primarily due to a change in the distribution and performance of films released. In certain circumstances, high grossing films cause an expansion of the overall market size due to the increase in the number of prints released. Even though our box office performance on such films increases due to the film’s popularity, the market expansion from these high grossing films can result in our overall performance against the industry being diluted. This occurred last year during the thirteen weeks ended June 30, 2005 with the release of a very popular, mainstream movie that was distributed to approximately 3,600 theatres and produced box office admissions revenues in the United States and Canada of approximately $400 million. This caused our year over year percentage change in box office during the thirteen weeks ended June 30, 2005 to be lower than the industry’s year over year percentage change. We did not experience this situation during the current thirteen weeks ended June 29, 2006 and thus our rate of increase in admissions revenues was greater than the industry. Our improvement relative to the industry related to this change in distribution and performance of films released more than offset the continuing impact of competition from new build theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 52.0%, or $56,233,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to a 4.5% increase in average concessions per patron related to price increases and an increase in units sold per patron. Concession revenues increased by $45,374,000 due to the Merger. Other theatre revenues increased 29.8%, or $5,637,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

International theatrical exhibition revenues increased $43,128,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. Admissions revenues increased by $23,845,000 due to the Merger. Overall, admissions revenues increased $23,211,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to an increase of 8,279,000 in total attendance, partially offset by a 51.9% decrease in average ticket price due primarily to the lower average ticket prices from the theatres acquired in Mexico. Concession revenues increased $15,673,000 (of which $15,606,000 resulted from the Merger) during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks year ended June 30, 2005 due to the increase in attendance and a 1.5% increase in concessions per patron. International revenues were negatively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

Revenues from Other decreased 99.7%, or $5,441,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the contribution of NCN’s net assets to NCM on March 29, 2005 and the run-off of customer contracts. The revenues of NCN during fiscal 2006 and 2007 are related to run-off of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada Other theatre revenues.

Costs and expenses.   Total costs and expenses increased 55.2%, or $215,790,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $175,432,000.

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

International theatrical exhibition costs and expenses increased $27,934,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks year ended June 30, 2005. Film exhibition costs increased $10,153,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 44.2% in the current period as compared with 46.9% in the prior period due to the effect of more favorable film rental terms in Mexico. Concession costs increased $3,701,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 due to the increase in concession revenues and an increase in concession costs as a percentage of revenue from 22.6% in the prior period to 23.5% in the current period. This increase in concession costs as a percentage of revenues was due to the effect of higher concession costs as of percentage of concession revenues in Mexico caused by greater concession offerings with lower margins. As a percentage of revenues, theatre operating expense was 24.1% in the current period compared to 43.9% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 22.4% in the current period. Rent expense increased $4,180,000 during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005 primarily as a result of the Merger. We continually monitor the performance of our international theatres and factors such as, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were positively impacted by a stronger U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Other.   Other general and administrative expense increased 56.3%, or $5,684,000, during the thirteen weeks ended June 29, 2006 compared to the thirteen weeks ended June 30, 2005. We incurred expense at Cinemex of $2,605,000 and increases in other salaries of $1,017,000 related to the Merger.

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

Depreciation and Amortization.   Depreciation and amortization increased 77.8%, or $27,949,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $1,436,000 in the current period compared to $(667,000) in the prior period. The current and prior periods include $1,350,000 and $675,000, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period includes a loss on the U.S. dispositions as required by and in connection with the Mergers of $2,570,000.

Other Income.   Other income includes $1,460,000 and $1,116,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the thirteen weeks ended June 29, 2006 and June 30, 2005, respectively.

Interest Expense.   Interest expense increased 97.5%, or $25,351,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of 11% senior subordinated notes due 2016 (“Notes due 2016”) and secured the new Senior Secured Credit Facility for $850,000,000, of which $648,375,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $3,152,000 during fiscal 2007.

Investment Expense (Income).   Investment income was $322,000 for the thirteen weeks ended June 29, 2006 compared to expense of $540,000 for the thirteen weeks ended June 30, 2005. Interest income increased $2,263,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $2,157,000 in the current period compared to losses of $646,000 in the prior period. Current year equity in losses related to our investments in NCM and Yelmo Cineplex, S.L. were $1,308,000 and $1,093,000, respectively.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $300,000 for the thirteen weeks ended June 29, 2006 compared to a benefit of $6,400,000 for the thirteen weeks ended June 30, 2005. See Note 9 to the Consolidated Financial Statements.

Earnings (loss) from Discontinued Operations, Net.   On May 11, 2006, we sold AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively “Iberia”), including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. On June 30, 2005, we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens, and classified its operations as discontinued operations. The information presented for all fiscal 2007 and 2006 reflects the new classifications. See Note 3—Discontinued Operations for the components of the earnings (loss) from discontinued operations.

Net Loss.   Net loss was $8,001,000 and $27,707,000 for the thirteen weeks ended June 29, 2006 and the thirteen weeks ended June 30, 2005, respectively.

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

Reference is made to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K/A for the fiscal year ended March 30, 2006 for certain information about our New Credit Facility, the Cinemex Credit Facility, our Notes due 2011, Notes due 2012, Notes due 2014, Notes due 2016, Fixed Notes due 2012 and Floating Notes due 2010.

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

The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, both at the time of the event (under the indenture for the Notes due 2011) and after giving effect thereto on a pro forma basis (under the indentures for the Notes due 2011, Notes due 2012, Fixed Notes due 2012 and Floating Notes due 2010). Under the indenture relating to the Notes due 2012, Notes due 2014 and 11% Senior Subordinated Notes due 2016 (“Notes due 2016”), the most restrictive of the indentures, we could not borrow any amounts as of June 29, 2006 in addition to permitted indebtedness. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new “permitted indebtedness” under the terms of the indentures relating to the 2011, 2012, 2014 and 2016 notes.

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

Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) designed to ensure that information required to be disclosed by AMC Entertainment Inc.

in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2006, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. As a result of the identification of the material weakness in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures were not effective as of June 29, 2006.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 29, 2006, we identified the following material weakness in our internal control over financial reporting:

•       The Company did not maintain effective internal controls to ensure that its stock-based compensation awards and management-purchased shares are appropriately recorded in its financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not appropriately and timely identify the relevant characteristic of certain put rights which resulted in the Company's failure to properly identify the appropriate financial statement classification of certain options and shares as a component of equity (as opposed to liabilities) which resulted in the inappropriate application of mark-to-market accounting and incorrect expense recognition in the income statement. This control deficiency resulted in misstatements in the consolidated financial statements for the annual and interim periods included in this filing. Additionally, this control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected.

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

(b) Changes in internal controls.

There has been no change in internal control over financial reporting during the thirteen weeks ended June 29, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

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

*3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company’s Form 10-Q (File No. 1-8747) filed December 27, 2004).
*3.3	Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
*3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.2	S&J Theatres, Inc. (incorporated by reference from Exhibit 3.3.2 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.3	Loews Bristol Cinemas, Inc. (incorporated by reference from Exhibit 3.3.3 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.4	Loews Connecticut Cinemas, Inc. (incorporated by reference from Exhibit 3.3.4 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.5	Downtown Boston Cinemas, LLC (incorporated by reference from Exhibit 3.3.5 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.6	Farmers Cinemas, Inc. (incorporated by reference from Exhibit 3.3.6 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.7	Gateway Cinemas, LLC (incorporated by reference from Exhibit 3.3.7 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.8	Kips Bay Cinemas, Inc. (incorporated by reference from Exhibit 3.3.8 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.9	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.10	Lewisville Cinemas, LLC (incorporated by reference from Exhibit 3.3.10 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.11	Loeks Acquisition Corp. (incorporated by reference from Exhibit 3.3.11 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*3.3.12	Loews Akron Cinemas, Inc. (incorporated by reference from Exhibit 3.3.12 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.13	Loews Arlington Cinemas, Inc. (incorporated by reference from Exhibit 3.3.13 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.14	Loews Berea Cinemas, Inc. (incorporated by reference from Exhibit 3.3.14 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.15	Loews Cineplex International Holdings, Inc. (incorporated by reference from Exhibit 3.3.15 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.16	Loews Cineplex Theatres Holdco, Inc. (incorporated by reference from Exhibit 3.3.16 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.17	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.18	Loews Garden State Cinemas, LLC (incorporated by reference from Exhibit 3.3.18 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.19	Loews Greenwood Cinemas, Inc. (incorporated by reference from Exhibit 3.3.19 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.20	Loews North Versailles Cinemas, LLC (incorporated by reference from Exhibit 3.3.20 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.21	Loews Plainville Cinemas, LLC (incorporated by reference from Exhibit 3.3.21 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.22	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.23	Loews Theatres Clearing Corp. (incorporated by reference from Exhibit 3.3.23 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.24	Loews USA Cinemas Inc. (incorporated by reference from Exhibit 3.3.24 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.25	Loews Vestal Cinemas, Inc. (incorporated by reference from Exhibit 3.3.25 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.26	Loews Washington Cinemas, Inc. (incorporated by reference from Exhibit 3.3.26 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.27	LTM Turkish Holdings, Inc. (incorporated by reference from Exhibit 3.3.27 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.28	Methuen Cinemas, LLC (incorporated by reference from Exhibit 3.3.28 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.29	Ohio Cinemas, LLC (incorporated by reference from Exhibit 3.3.29 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.30	Plitt Southern Theatres, Inc. (incorporated by reference from Exhibit 3.3.30 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.31	Plitt Theatres, Inc. (incorporated by reference from Exhibit 3.3.31 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.32	Richmond Mall Cinemas, LLC (incorporated by reference from Exhibit 3.3.32 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*3.3.33	RKO Century Warner Theatres, Inc. (incorporated by reference from Exhibit 3.3.33 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.34	Springfield Cinemas, LLC (incorporated by reference from Exhibit 3.3.34 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.35	Star Theatres of Michigan, Inc. (incorporated by reference from Exhibit 3.3.35 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.36	Star Theatres, Inc. (incorporated by reference from Exhibit 3.3.36 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.37	The Walter Reade Organization, Inc. (incorporated by reference from Exhibit 3.3.37 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.38	Theater Holdings, Inc. (incorporated by reference from Exhibit 3.3.38 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.39	U.S.A. Cinemas, Inc. (incorporated by reference from Exhibit 3.3.39 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.40	Waterfront Cinemas, LLC (incorporated by reference from Exhibit 3.3.40 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.41	Loews Chicago Cinemas, Inc. (incorporated by reference from Exhibit 3.3.41 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.42	Loews Merrillville Cinemas, Inc. (incorporated by reference from Exhibit 3.3.42 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.43	South Holland Cinemas, Inc. (incorporated by reference from Exhibit 3.3.43 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.44	Webster Chicago Cinemas, Inc. (incorporated by reference from Exhibit 3.3.44 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.45	Loews Century Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.45 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.46	Loews Cherry Tree Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.46 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.47	Loews Lafayette Cinemas, Inc. (incorporated by reference from Exhibit 3.3.47 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.48	Fall River Cinema, Inc. (incorporated by reference from Exhibit 3.3.48 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.49	Liberty Tree Cinema Corp. (incorporated by reference from Exhibit 3.3.49 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.50	Loews Cheri Cinemas, Inc. (incorporated by reference from Exhibit 3.3.50 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.51	Loews Fresh Pond Cinemas, Inc. (incorporated by reference from Exhibit 3.3.51 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.52	Nickelodeon Boston, Inc. (incorporated by reference from Exhibit 3.3.52 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.53	Sack Theatres, Inc. (incorporated by reference from Exhibit 3.3.53 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

*3.3.54	Loews Baltimore Cinemas, Inc. (incorporated by reference from Exhibit 3.3.54 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.55	Loews Centerpark Cinemas, Inc. (incorporated by reference from Exhibit 3.3.55 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.56	Brick Plaza Cinemas, Inc. (incorporated by reference from Exhibit 3.3.56 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.57	Jersey Garden Cinemas, Inc. (incorporated by reference from Exhibit 3.3.57 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.58	Loews East Hanover Cinemas, Inc. (incorporated by reference from Exhibit 3.3.58 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.59	Loews Freehold Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.59 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.60	Loews Meadowland Cinemas 8, Inc. (incorporated by reference from Exhibit 3.3.60 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.61	Loews Meadowland Cinemas, Inc. (incorporated by reference from Exhibit 3.3.61 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.62	Loews Mountainside Cinemas, Inc. (incorporated by reference from Exhibit 3.3.62 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.63	Loews New Jersey Cinemas, Inc. (incorporated by reference from Exhibit 3.3.63 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.64	Loews Newark Cinemas, Inc. (incorporated by reference from Exhibit 3.3.64 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.65	Loews Ridgefield Park Cinemas, Inc. (incorporated by reference from Exhibit 3.3.65 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.66	Loews Toms River Cinemas, Inc. (incorporated by reference from Exhibit 3.3.66 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.67	Loews West Long Branch Cinemas, Inc. (incorporated by reference from Exhibit 3.3.67 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.68	Loews-Hartz Music Makers Theatres, Inc. (incorporated by reference from Exhibit 3.3.68 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.69	Music Makers Theatres, Inc. (incorporated by reference from Exhibit 3.3.69 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.70	New Brunswick Cinemas, Inc. (incorporated by reference from Exhibit 3.3.70 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.71	Parsippany Theatre Corp. (incorporated by reference from Exhibit 3.3.71 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.72	Red Bank Theatre Corporation (incorporated by reference from Exhibit 3.3.72 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.73	White Marsh Cinemas, Inc. (incorporated by reference from Exhibit 3.3.73 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.74	Crescent Advertising Corporation (incorporated by reference from Exhibit 3.3.74) to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).

*3.3.75	Eton Amusement Corporation (incorporated by reference from Exhibit 3.3.75 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.76	Forty-Second Street Cinemas, Inc. (incorporated by reference from Exhibit 3.3.76 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.77	Lance Theatre Corporation (incorporated by reference from Exhibit 3.3.77 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.78	Leow’s California Theatres, Inc. (incorporated by reference from Exhibit 3.3.78 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.79	Parkchester Amusement Corporation (incorporated by reference from Exhibit 3.3.79 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.80	Talent Booking Agency, Inc. (incorporated by reference from Exhibit 3.3.80 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.81	Loews Richmond Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.81 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.82	Mid-States Theatres, Inc. (incorporated by reference from Exhibit 3.3.82 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.83	Loews Montgomery Cinemas, Inc. (incorporated by reference from Exhibit 3.3.83 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.84	Stroud Mall Cinemas, Inc. (incorporated by reference from Exhibit 3.3.84 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.85	Fountain Cinemas, Inc. (incorporated by reference from Exhibit 3.3.85 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.86	Loews Arlington West Cinemas, Inc. (incorporated by reference from Exhibit 3.3.86 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.87	Loews Deauville North Cinemas, Inc. (incorporated by reference from Exhibit 3.3.87 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.88	Loews Fort Worth Cinemas, Inc. (incorporated by reference from Exhibit 3.3.88 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.89	Loews Houston Cinemas, Inc. (incorporated by reference from Exhibit 3.3.89 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.90	Loews Lincoln Plaza Cinemas, Inc. (incorporated by reference from Exhibit 3.3.90 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.91	Loews Cineplex Entertainment Gift Card Corporation (incorporated by reference from Exhibit 3.3.91 to the Company’s Form S- 4 (File No. 333-133574) filed April 27, 2006).
*3.3.92	Loews Pentagon City Cinemas, Inc. (incorporated by reference from Exhibit 3.3.92 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.93	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.94	AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.95	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.95 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).

*3.3.96	Centertainment, Inc. (incorporated by reference from Exhibit 3.3.96 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.97	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.98	National Cinema Network, Inc. (incorporated by reference from Exhibit 3.3.98 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.99	Premium Cinema of Yorktown, Inc. (incorporated by reference from Exhibit 3.3.99 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.3.100	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
*3.3.101	Premium Theatre of Mayfair, Inc. (incorporated by reference from Exhibit 3.3.101 to the Company’s Form S-4 (File No. 333- 133574) filed April 27, 2006).
*3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006):
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

AMC ENTERTAINMENT INC.
Date: April 16, 2007	/s/ PETER C. BROWN
Peter C. Brown Chairman of the Board, Chief Executive Officer and President
Date: April 16, 2007	/s/ CRAIG R. RAMSEY
Craig R. Ramsey Executive Vice President and Chief Financial Officer