Form 10-Q/A
period 2006-09-28
AMC ENTERTAINMENT INC
filed 2007-04-16
CIK 722077

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

Explanatory Note: AMC Entertainment Inc., hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2006 to include the amended Item 1. Financial Statements (unaudited), Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits which gives effect to the restatement for stock option awards and reflect discontinued operations described in Note 3 and adds disclosure about a related weakness in our internal control over financial reporting. There have been no other changes, events or other transactions to recognize since the original filing date.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements. (Unaudited)

Restatement of Financial Statements

In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified stock option awards, the Company determined that its financial statements as of and for the thirteen and twenty-six week periods ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 needed to be restated to correct the following items:

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because Holdings does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee’s control. Accordingly, the Company has restated its financial statements as of and for the thirteen and twenty-six week periods ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities). There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements as of and for the thirteen and twenty-six week periods ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to record the net effect of the adjustments referred discussed above.   The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Thirteen Weeks Ended September 28, 2006	Stock based Compensation Expense(1)
Increase in Net Loss	$188

Stock based
Compensation
Thirteen Weeks Ended September 29, 2005	Expense(1)
Increase in Net Loss	$597

Stock based
Compensation
Twenty-six Weeks Ended September 28, 2006	Expense(1)
Decrease in Other Long-Term Liabilities(2)	$1,224
Increase in Additional Paid-in Capital(2)	$3,749
Increase in Accumulated Deficit	$2,114
Increase in Net Loss	$411

Stock based
Compensation
Twenty-six Weeks Ended September 29, 2005	Expense(1)
Increase in Deferred Income Taxes	$400
Decrease in Other Long-Term Liabilities(2)	$684
Increase in Additional Paid-in Capital(2)	$1,681
Increase in Net Loss	$597

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

The information included in this Amendment No. 1 on Form 10-Q/A is presented in connection with the changes described above. The information, with respect to the reclassification for discontinued operations, contained in this Amendment No. 1 on Form 10-Q/A is presented for the thirteen and twenty-six weeks ended September 28, 2006, and except as indicated above with respect to restatements, this information has not been updated to reflect financial results subsequent to that date or any other changes since the date of the Company's Current Report on Form 8-K dated February 22, 2007. Other than the reclassification and footnote disclosures discussed above related to the reclassification for discontinued operations and the changes related to the restatements discussed above there is no change to the Company's previously reported consolidated operating results.  There is no change to the Company’s previously reported consolidated financial condition or cash flows except as discussed above related to the restatement.  Therefore, this filing should be read together with other documents we have filed with the SEC subsequent to the filing of the original Current Report on Form 8-K filed on February 22, 2007 and our Form 8-K/A as filed on April 16, 2007.  Information in such reports and documents updates and supersedes certain information contained in this document.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
	(as restated) (unaudited)		(as restated) (unaudited)
Revenues
Admissions	$422,573	$262,223	$858,213	$532,177
Concessions	176,745	102,761	357,789	211,899
Other revenue	32,233	22,435	61,383	47,145
Total revenues	631,551	387,419	1,277,385	791,221
Costs and Expenses
Film exhibition costs	219,220	139,491	447,171	288,118
Concession costs	20,777	11,383	42,792	22,904
Operating expense	163,259	105,157	318,440	208,811
Rent	111,753	75,179	224,072	150,984
General and administrative:
Merger and acquisition costs	1,970	960	5,721	2,640
Management fee	1,250	500	2,500	1,000
Other	14,268	8,952	30,041	19,041
Preopening expense	2,087	728	3,129	736
Theatre and other closure expense	5,667	346	7,710	980
Restructuring charge	—	839	—	3,908
Depreciation and amortization	64,634	36,600	128,530	72,547
Disposition of assets and other gains	(7,286)	(103)	(5,850)	(770)
Total costs and expenses	597,599	380,032	1,204,256	770,899
Other expense (income)
Other	(5,974)	(4,931)	(7,434)	(6,047)
Interest expense
Corporate borrowings	50,280	24,412	100,291	49,201
Capital and financing lease obligations	1,190	1,224	2,518	2,423
Investment income	(3,184)	(911)	(3,506)	(371)
Total other expense	42,312	19,794	91,869	45,206
Loss from continuing operations before income taxes	(8,360)	(12,407)	(18,740)	(24,884)
Income tax provision (benefit)	2,300	(4,500)	2,600	(10,900)
Loss from continuing operations	(10,660)	(7,907)	(21,340)	(13,984)
Earnings (loss) from discontinued operations, net of income taxes	(239)	(3,407)	2,440	(25,037)
Net loss	$(10,899)	$(11,314)	$(18,900)	$(39,021)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 28, 2006	March 30, 2006
	(restated)	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$308,628	$230,115
Receivables, net of allowance for doubtful accounts of $901 as of September 28, 2006 and $1,339 as of March 30, 2006	60,327	56,611
Other current assets	32,223	34,647
Current assets held for sale	—	4,726
Total current assets	401,178	326,099
Property, net	1,337,343	1,501,048
Intangible assets, net	253,400	273,308
Goodwill	2,095,399	2,018,318
Deferred income taxes	20,403	3,564
Other long-term assets	163,256	167,916
Noncurrent assets held for sale	7,300	112,337
Total assets	$4,278,279	$4,402,590
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$113,570	$150,383
Accrued expenses and other liabilities	148,520	157,068
Deferred revenues and income	79,792	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	39,864	30,804
Current liabilities held for sale	—	8,233
Total current liabilities	381,746	442,300
Corporate borrowings	2,208,131	2,223,869
Capital and financing lease obligations	51,429	64,016
Other long-term liabilities	418,977	416,593
Noncurrent liabilities held for sale	—	11,903
Total liabilities	3,060,283	3,158,681
Stockholder’s equity:
Common Stock, 1¢ par value; 1 share issued as of September 28, 2006 and March 30, 2006	—	—
Additional paid-in capital	1,478,762	1,480,206
Accumulated other comprehensive loss	(16,227)	(10,658)
Accumulated deficit	(244,539)	(225,639)
Total stockholder’s equity	1,217,996	1,243,909
Total liabilities and stockholder’s equity	$4,278,279	$4,402,590

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twenty-six Weeks Ended
	September 28, 2006	September 29, 2005
	(restated)	(restated)
	(unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(18,900)	$(39,021)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	129,075	76,173
Non-cash portion of stock-based compensation	2,056	1,744
Non-cash portion of pension and postretirement expense	3,219	2,007
Deferred income taxes	(596)	9,025
Equity in losses from investments	2,455	659
Disposition of assets and other gains	(620)	(95)
Change in assets and liabilities, net of effects from acquisition:
Receivables	5,858	(5,862)
Other assets	(1,953)	23,438
Accounts payable	(29,723)	(40,120)
Accrued expenses and other liabilities	(29,474)	(33,194)
Other, net	4,157	934
Net cash provided by (used in) operating activities	65,554	(4,312)
Cash flows from investing activities:
Capital expenditures	(64,105)	(44,437)
Construction project costs:
Reimbursable by landlord	—	(5,414)
Reimbursed by landlord	—	1,734
Proceeds on disposal—discontinued operations	—	53,456
Proceeds on disposal—continuing operations	99,639	—
Net change in reimbursable construction advances	(4,984)	(4,856)
Other, net	(3,211)	(1,878)
Net cash provided by (used in) investing activities	27,339	(1,395)
Cash flows from financing activities:
Proceeds from sale/leasebacks	—	6,661
Repayment of Cinemex Credit Facility	(744)	—
Principal payments under capital and financing lease obligations	(1,849)	(1,717)
Principal payments under mortgage	(55)	—
Payments on Term Loan B	(3,250)	—
Change in construction payables	(3,307)	2,449
Deferred financing costs	(2,062)	(938)
Net cash provided by (used in) financing activities	(11,267)	6,455
Effect of exchange rate changes on cash and equivalents	(3,113)	100
Net increase in cash and equivalents	78,513	848
Cash and equivalents at beginning of period	230,115	70,949
Cash and equivalents at end of period	$308,628	$71,797
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $968 and $1,332)	$99,453	$54,062
Income taxes paid	546	850
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$7,060	$5,414

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

The March 30, 2006 consolidated balance sheet data was derived from the audited balance sheet included in the 10-K/A but does not include all disclosures required by generally accepted accounting principles.

Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

Restatement:   In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified stock option awards, the Company determined that its financial statements as of and for the thirteen and twenty-six week periods ended September 28, 2006 and September 29, 2005 and as of March 30, 2006, needed to be restated to correct the following items:

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because Holdings does not intend to exercise its call option on the vested options (or shares ob tained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements as of and for the thirteen and twenty-six week periods ended September 26, 2006 and September 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities).  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements as of and for the thirteen and twenty-six week periods ended September 28, 2006 and September 29, 2005 and as of March 30, 2006 to record the net effect of the adjustments referred discussed above. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Thirteen Weeks Ended September 28, 2006	Stock based Compensation Expense(1)
Increase in Net Loss	$188

Thirteen Weeks Ended September 29, 2005	Stock based Compensation Expense(1)
Increase in Net Loss	$597

Twenty-six Weeks Ended September 28, 2006	Stock based Compensation Expense(1)
Decrease in Other Long-Term Liabilities(2)	$1,224
Increase in Additional Paid-in Capital(2)	$3,749
Increase in Accumulated Deficit(2)	$2,114
Increase in Net Loss	$411

Twenty-six Weeks Ended September 29, 2005	Stock based Compensation Expense(1)
Increase in Deferred Income Taxes	$400
Decrease in Other Long-Term Liabilities(2)	$684
Increase in Additional Paid-in Capital(2)	$1,681
Increase in Net Loss	$597

(1)   Included within Other G&A

(2)   Refer to discussion of the adjustment for stock option awards above

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	September 28, 2006				September 28, 2006
	As		Discontinued	As Restated	As		Discontinued	As Restated
	Reported	Restatement(1)	Operations(2)	& Adjusted	Reported	Restatement(1)	Operations(2)	& Adjusted
Revenues

Admissions	$422,573	$—	$—	$422,573	$862,105	$—	$(3,892)	$858,213
Concessions	176,745	—	—	176,745	359,081	—	(1,292)	357,789
Other revenue	32,233	—	—	32,233	61,555	—	(172)	61,383
Total revenues	631,551	—	—	631,551	1,282,741	—	(5,356)	1,277,385
Costs and Expenses
Film exhibition costs	219,220	—	—	219,220	449,072	—	(1,901)	447,171
Concession costs	20,777	—	—	20,777	43,047	—	(255)	42,792
Operating expense	163,259	—	—	163,259	319,629	—	(1,189)	318,440
Rent	111,753	—	—	111,753	225,482	—	(1,410)	224,072
General and administrative:
Merger and acquisition costs	1,970	—	—	1,970	5,721	—	—	5,721
Management fee	1,250	—	—	1,250	2,500	—	—	2,500
Other	14,080	188	—	14,268	29,680	411	(50)	30,041
Preopening expense	2,087	—	—	2,087	3,129	—	—	3,129
Theatre and other closure expense	5,667	—	—	5,667	7,710	—	—	7,710
Restructuring charge	—	—	—	—	—	—	—	—
Depreciation and amortization	64,634	—	—	64,634	129,075	—	(545)	128,530
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Disposition of assets and other gains	(7,047)	—	(239)	(7,286)	(8,500)	—	2,650	(5,850)
Total costs and expenses	597,650	188	(239)	597,599	1,206,545	411	(2,700)	1,204,256
Other expense (income)
Other income	(5,974)	—	—	(5,974)	(7,434)	—	—	(7,434)
Interest expense
Corporate borrowings	50,280	—	—	50,280	100,291	—	—	100,291
Capital and financing lease obligations	1,190	—	—	1,190	2,738	—	(220)	2,518
Investment income	(3,184)	—	—	(3,184)	(3,510)	—	4	(3,506)
Total other expense	42,312	—	—	42,312	92,085	—	(216)	91,869
Earnings (loss) from continuing operations before income taxes	(8,411)	(188)	239	(8,360)	(15,889)	(411)	(2,440)	(18,740)
Income tax provision (benefit)	2,300	—	—	2,300	2,600	—	—	2,600
Earnings (loss) from continuing operations	(10,711)	(188)	239	(10,660)	(18,489)	(411)	(2,440)	(21,340)
Earnings (loss) from discontinued operations, net of income taxes	—	—	(239)	(239)	—	—	2,440	2,440
Net earnings (loss)	$(10,711)	$(188)	$—	$(10,899)	$(18,489)	$(411)	$—	$(18,900)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	September 29, 2005				September 29, 2005
	As		Discontinued	As Restated	As		Discontinued	As Restated
	Reported	Restatement(1)	Operations(2)	& Adjusted	Reported	Restatement(1)	Operations(2)	& Adjusted
Revenues

Admissions	$270,414	$—	$(8,191)	$262,223	$546,820	$—	$(14,643)	$532,177
Concessions	105,679	—	(2,918)	102,761	217,012	—	(5,113)	211,899
Other revenue	22,844	—	(409)	22,435	47,887	—	(742)	47,145
Total revenues	398,937	—	(11,518)	387,419	811,719	—	(20,498)	791,221
Costs and Expenses
Film exhibition costs	143,545	—	(4,054)	139,491	295,262	—	(7,144)	288,118
Concession costs	12,039	—	(656)	11,383	23,768	—	(864)	22,904
Operating expense	107,822	—	(2,665)	105,157	214,343	—	(5,532)	208,811
Rent	78,006	—	(2,827)	75,179	156,692	—	(5,708)	150,984
General and administrative:
Merger and acquisition costs	960	—	—	960	2,640	—	—	2,640
Management fee	500	—	—	500	1,000	—	—	1,000
Other	7,982	997	(27)	8,952	18,161	997	(117)	19,041
Preopening expense	728	—	—	728	736	—	—	736
Theatre and other closure expense	346	—	—	346	980	—	—	980
Restructuring charge	839	—	—	839	3,908	—	—	3,908
Depreciation and amortization	37,956	—	(1,356)	36,600	75,467	—	(2,920)	72,547
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Disposition of assets and other gains	(103)	—	—	(103)	(770)	—	—	(770)
Total costs and expenses	390,620	997	(11,585)	380,032	792,187	997	(22,285)	770,899
Other expense (income)
Other income	(4,931)	—	—	(4,931)	(6,047)	—	—	(6,047)
Interest expense
Corporate borrowings	24,412	—	—	24,412	49,201	—	—	49,201
Capital and financing lease obligations	1,695	—	(471)	1,224	3,380	—	(957)	2,423
Investment income	(912)	—	1	(911)	(372)	—	1	(371)
Total other expense	20,264	—	(470)	19,794	46,162	—	(956)	45,206
Earnings (loss) from continuing operations before income taxes	(11,947)	(997)	537	(12,407)	(26,630)	(997)	2,743	(24,884)
Income tax provision (benefit)	(4,000)	(400)	(100)	(4,500)	(10,300)	(400)	(200)	(10,900)
Earnings (loss) from continuing operations	(7,947)	(597)	637	(7,907)	(16,330)	(597)	2,943	(13,984)
Earnings (loss) from discontinued operations, net of income taxes	(2,770)	—	(637)	(3,407)	(22,094)	—	(2,943)	(25,037)
Net earnings (loss)	$(10,717)	$(597)	$—	$(11,314)	$(38,424)	$(597)	$—	$(39,021)

	As of
	September 28, 2006
	As		As
	Reported	Restatement(1)	Restated
Assets
Current assets:
Cash	$308,628	$—	$308,628
Receivables	60,327	—	60,327
Other current assets	32,223	—	32,223
Current assets held for sale	—	—	—
Total current assets	401,178	—	401,178
Property	1,337,343	—	1,337,343
Intangible assets	253,400	—	253,400
Goodwill	2,095,399	—	2,095,399
Deferred income taxes	20,403	—	20,403
Other long-term assets	163,256	—	163,256
Non-current assets held for sale	7,300	—	7,300
Total assets	$4,278,279	$—	$4,278,279
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$113,570	$—	$113,570
Accrued expenses and other liabilities	148,520	—	148,520
Deferred revenues and income	79,792	—	79,792
Current maturities	39,864	—	39,864
Current liabilities held for sale	—	—	—
Total current liabilities	381,746	—	381,746
Corporate borrowings	2,208,131	—	2,208,131
Capital and financing lease obligations	51,429	—	51,429
Other long-term liabilities	420,201	(1,224)	418,977
Non-current liabilities held for sale	—	—	—
Total liabilities	3,061,507	(1,224)	3,060,283
Stockholders' equity:
Common stock	—	—	—
Additional paid-in capital	1,475,013	3,749	1,478,762
Accumulated other comprehensive income	(16,227)	—	(16,227)
Accumulated deficit	(242,014)	(2,525)	(244,539)
Total stockholders' equity	1,216,772	1,224	1,217,996
Total liabilities and equity	$4,278,279	$—	$4,278,279

	As of
	March 30, 2006
	As		As
	Reported	Restatement(1)	Restated
Assets
Current assets:
Cash	$230,115	$—	$230,115
Receivables	56,611	—	56,611
Other current assets	34,647	—	34,647
Current assets held for sale	4,726	—	4,726
Total current assets	326,099	—	326,099
Property	1,501,048	—	1,501,048
Intangible assets	273,308	—	273,308
Goodwill	2,018,318	—	2,018,318
Deferred income taxes	3,564	—	3,564
Other long-term assets	167,916	—	167,916
Non-current assets held for sale	112,337	—	112,337
Total assets	$4,402,590	$—	$4,402,590
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$150,383	$—	$150,383
Accrued expenses and other liabilities	157,068	—	157,068
Deferred revenues and income	95,812	—	95,812
Current maturities	30,804	—	30,804
Current liabilities held for sale	8,233	—	8,233
Total current liabilities	442,300	—	442,300
Corporate borrowings	2,223,869	—	2,223,869
Capital and financing lease obligations	64,016	—	64,016
Other long-term liabilities	417,018	(425)	416,593
Non-current liabilities held for sale	11,903	—	11,903
Total liabilities	3,159,106	(425)	3,158,681
Stockholders' equity:
Common stock	—	—	—
Additional paid-in capital	1,477,667	2,539	1,480,206
Accumulated other comprehensive income	(10,658)	—	(10,658)
Accumulated deficit	(223,525)	(2,114)	(225,639)
Total stockholders' equity	1,243,484	425	1,243,909
Total liabilities and equity	$4,402,590	$—	$4,402,590

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

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(In thousands)	Pro Forma September 29, 2005	Pro Forma September 29, 2005
	(restated)	(restated)
Revenues
Admissions	$398,280	$800,921
Concessions	160,321	327,009
Other revenue	33,864	68,486
Total revenues	592,465	1,196,416
Cost of operations	384,262	776,064
Rent	104,911	209,718
General and administrative:
Merger and acquisition costs*	987	4,808
Management fee	1,250	2,500

Other	20,998	42,076
Preopening expense	901	1,010
Theatre and other closure expense	346	980
Restructuring charge	1,206	4,289
Depreciation and amortization	66,937	131,051
Disposition of assets and other gains	857	389
Total costs and expenses	582,655	1,172,885
Other income	(4,931)	(6,047)
Interest expense	51,261	103,290
Investment expense (income)	(1,111)	884
Total other expense	45,219	98,127
Loss from continuing operations before income taxes	(35,409)	(74,596)
Income tax provision	2,000	4,400
Loss from continuing operations	(37,409)	(78,996)
Loss from discontinued operations	(3,407)	(25,037)
Net loss	$(40,816)	$(104,033)
Operating Data (at period end):
Average screens—continuing operations	5,033	5,037
Number of screens operated		5,870
Number of theatres operated		442
Screens per theatre		13.3
Attendance (in thousands)—continuing operations	60,415	121,339

*                    Primarily represents nonrecurring costs for the Merger Transactions.

NOTE 3—DISCONTINUED OPERATIONS

On May 11, 2006, the Company sold two of its wholly-owned subsidiaries, AMC Entertainment Espana S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively “Iberia”), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the Company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The investment in Yelmo was reported within other long-term assets at September 28, 2006 and March 30, 2006. The Company no longer has continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as the Company no longer has operations or significant cash flows from the Iberia component.

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

Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company’s Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Revenues
Admissions	$—	$8,191	$3,892	$14,643
Concessions	—	2,918	1,292	5,113
Other revenue	—	409	172	742
Total revenues	—	11,518	5,356	20,498
Costs and Expenses
Film exhibition costs	—	4,054	1,901	7,144
Concession costs	—	656	255	864
Operating expense	—	2,665	1,189	5,532
Rent	—	2,827	1,410	5,708
General and administrative—other	—	27	50	117
Depreciation and amortization	—	1,356	545	2,920
Disposition of assets and other (gains) losses	239	—	(2,650)	—
Total costs and expenses	239	11,585	2,700	22,285
Other expense (income)
Interest expense
Capital and financing lease obligations	—	471	220	957
Investment income	—	(1)	(4)	(1)
Total other expense	—	470	216	956
Earnings (loss) before income taxes	(239)	(537)	2,440	(2,743)
Income tax provision	—	100	—	200
Earnings (loss) from discontinued operations	$(239)	$(637)	$2,440	$(2,943)

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

NOTE 4—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
	(restated)	(restated)	(restated)	(restated)
Net loss	$(10,899)	$(11,314)	$(18,900)	$(39,021)
Foreign currency translation adjustment	4,250	—	(5,126)	(2,364)
Unrealized loss on Cinemex swap agreement	(995)	—	(539)	—
Increase in unrealized gain on marketable equity securities	96	114	96	34
Total comprehensive loss	$(7,548)	$(11,200)	$(24,469)	$(41,351)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	(2,516)	(2,516)
Fair value adjustments(1)	40,497	49,068	89,565
Goodwill allocated to sale of divestitures	(9,968)	—	(9,968)
Balance as of September 28, 2006	$1,924,245	$171,154	$2,095,399

(1)          Adjustments to fair value relate primarily to changes in the preliminary estimated fair values of property, net (see Note 2-Acquisitions).

		September 28, 2006		March 30, 2006
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$117,633	$(18,725)	$117,645	$(13,079)
Loyalty program	4 years	46,000	(19,205)	46,000	(14,950)
LCE trade name	5 years	2,300	(310)	2,300	(80)
LCE/Cinemex advertising and management contracts	3 to 25 years	51,262	(9,707)	52,159	(2,841)
Cinemex non-compete	—	1,592	(1,592)	1,656	(313)
Other intangible assets	1 to 16 years	26,665	(23,481)	30,701	(26,922)
Total, amortizable		$245,452	$(73,020)	$250,461	$(58,185)
Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		6,968		7,032
Total, unamortized		$80,968		$81,032

Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Recorded Amortization	$9,006	$4,467	$19,305	$8,415

Estimated amortization expense for the next five fiscal years for intangible assets owned as of September 28, 2006 is projected below:

(In thousands)	2007	2008	2009	2010	2011
Projected amortization expense	$38,890	$31,565	$25,430	$18,514	$12,734

NOTE 6—STOCKHOLDER’S EQUITY

The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula. The Company has recorded $1,036,000 and $628,000 of stock-based compensation expense related to these options within General and Administrative:  Other and has recognized an income tax benefit of $0 and $241,000 in its Consolidated Statements of Operations during the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively. The Company has recorded $2,056,000 and $1,744,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of approximately $0 and $699,000 in its Consolidated Statements of Operations during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively. One of the holders of stock options has written put rights deemed to be in the holder’s control associated with his options whereby he can require Holdings to repurchase his options, and as such $692,000 of the Stock-based Compensation obligation is recorded in additional paid-in capital in our Consolidated Balance Sheets at September 28, 2006.

During the twenty-six weeks ended September 28, 2006 the Company revised its preliminary estimated purchase price for the Merger by $3,500,000 which reduced additional paid-in capital and recorded an increase to additional paid-in capital of $1,790,000 related to stock-based compensation expense.

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

A summary of restructuring activity, is set forth below (in thousands):

Twenty-Six Weeks Ended
September 28, 2006
(In thousands)	Merger Severance Benefits
Beginning balance	$10,571
Merger adjustment(1)	(1,231)
Payments	(8,420)
Ending balance	$920

(1)          Represents adjustments to goodwill for changes in estimated termination benefits based on actual amounts.

Restructuring reserves at September 28, 2006 and March 30, 2006 by operating segment are as follows (in thousands):

	September 28, 2006	March 30, 2006
U.S. and Canada Theatrical Exhibition	$—	$—
International Theatrical Exhibition	—	—
Other	—	—
Total Segment reserves	—	—
Corporate	920	10,571
	$920	$10,571

NOTE 9—INCOME TAXES

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005
	(restated)	(restated)
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	—	(62.8)
Valuation allowance	(44.4)	(1.9)
State income taxes, net of federal tax benefit	(6.3)	(4.3)
Other, net	(0.3)	1.3
Effective tax rate	(16.0)%	(32.7)%

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

NOTE 11—OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29 2005	September 28, 2006	September 29, 2005
	(restated)	(restated)	(restated)	(restated)
Revenues
U.S. and Canada theatrical exhibition	$585,298	$377,004	$1,182,989	$770,350
International theatrical exhibition	46,231	5,317	94,360	10,318
Other	22	5,098	36	10,553
Total revenues	$631,551	$387,419	$1,277,385	$791,221
Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$109,231	$62,440	$225,478	$129,952
International theatrical exhibition	13,784	(1,185)	27,776	(2,872)
Other	(499)	(115)	(910)	(629)
Segment Adjusted EBITDA	$122,516	$61,140	$252,344	$126,451

A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
	(restated)	(restated)	(restated)	(restated)
Loss from continuing operations before income taxes	$(8,360)	$(12,407)	$(18,740)	$(24,884)
Plus:
Interest expense	51,470	25,636	102,809	51,624
Depreciation and amortization	64,634	36,600	128,530	72,547
Preopening expense	2,087	728	3,129	736
Theatre and other closure expense	5,667	346	7,710	980
Restructuring charges	—	839	—	3,908
Disposition of assets and other gains	(7,286)	(103)	(5,850)	(770)
Investment income(1)	(3,184)	(911)	(3,506)	(371)
General and administrative expense—unallocated:
Merger and acquisition costs	1,970	960	5,721	2,640
Management fee	1,250	500	2,500	1,000
Other(2)	14,268	8,952	30,041	19,041
Segment Adjusted EBITDA	$122,516	$61,140	$252,344	$126,451

(1)          Investment income includes equity in losses from investments of $298,000 and $13,000 during the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively. Investment income includes equity in losses from investments of $2,455,000 and $659,000 during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

(2)          Including stock-based compensation expense of $1,036,000 and $628,000 for the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively. Including stock-based compensation expense of $2,056,000 and $1,744,000 for the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

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

Thirteen weeks ended September 28, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$394,460	$28,113	$—	$422,573
Concessions	—	159,541	17,204	—	176,745
Other revenue	—	25,049	7,184	—	32,233
Total revenues	—	579,050	52,501	—	631,551
Costs and Expenses
Film exhibition costs	—	206,863	12,357	—	219,220
Concession costs	—	16,724	4,053	—	20,777
Operating expense	—	148,886	14,373	—	163,259
Rent	—	103,446	8,307	—	111,753
General and administrative:
Merger and acquisition costs	—	1,970	—	—	1,970
Management fee	—	1,250	—	—	1,250
Other	49	11,640	2,579	—	14,268
Preopening expense	—	1,625	462	—	2,087
Theatre and other closure expense	—	5,680	(13)	—	5,667
Restructuring charge	—	—	—	—	—
Depreciation and amortization	—	58,466	6,168	—	64,634
Disposition of assets and other gains	—	(7,084)	(202)	—	(7,286)
Total costs and expenses	49	549,466	48,084	—	597,599
Other expense (income)
Equity in net losses of subsidiaries	(6,367)	543	—	5,824	—
Other income	—	(5,974)	—	—	(5,974)
Interest expense
Corporate borrowings	47,711	33,036	3,961	(34,428)	50,280
Capital and financing lease obligations & other	—	1,120	70	—	1,190
Investment (income)	(30,494)	(6,750)	(368)	34,428	(3,184)
Total other expense (income)	10,850	21,975	3,663	5,824	42,312
Loss from continuing operations before income tax	(10,899)	7,609	754	(5,824)	(8,360)
Income tax provision (benefit)	—	1,242	1,058	—	2,300
Loss from continuing operations	(10,899)	6,367	(304)	(5,824)	(10,660)
Loss from discontinued operations, net of income	—	—	(239)	—	(239)
Net loss	$(10,899)	$6,367	$(543)	$(5,824)	$(10,899)

Twenty-six weeks ended September 28, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$798,343	$59,870	$—	$858,213
Concessions	—	321,594	36,195	—	357,789
Other revenue	—	49,338	12,045	—	61,383
Total revenues	—	1,169,275	108,110	—	1,277,385
Costs and Expenses
Film exhibition costs	—	420,567	26,604	—	447,171
Concession costs	—	34,477	8,315	—	42,792
Operating expense	—	290,055	28,385	—	318,440
Rent	—	207,468	16,604	—	224,072
General and administrative:
Merger and acquisition costs	—	5,721	—	—	5,721
Management fee	—	2,500	—	—	2,500
Other	98	24,678	5,265	—	30,041
Preopening expense	—	2,190	939	—	3,129
Theatre and other closure expense	—	7,690	20	—	7,710
Restructuring charge	—	—	—	—	—
Depreciation and amortization	—	113,303	15,227	—	128,530
Disposition of assets and other gains	—	(5,850)	—	—	(5,850)
Total costs and expenses	98	1,102,799	101,359	—	1,204,256
Other expense (income)
Equity in net losses of subsidiaries	(15,468)	(1,490)	—	16,958	—
Other income	—	(7,434)	—	—	(7,434)
Interest expense
Corporate borrowings	94,903	66,528	7,413	(68,553)	100,291
Capital and financing lease obligations	—	2,058	460	—	2,518
Investment income	(60,633)	(10,296)	(1,130)	68,553	(3,506)
Total other expense	18,802	49,366	6,743	16,958	91,869
Loss from continuing operations before income tax	(18,900)	17,110	8	(16,958)	(18,740)
Income tax provision (benefit)	—	1,642	958	—	2,600
Loss from continuing operations	(18,900)	15,468	(950)	(16,958)	(21,340)
Earnings from discontinued operations, net of income	—	—	2,440	—	2,440
Net loss	$(18,900)	$15,468	$1,490	$(16,958)	$(18,900)

Thirteen weeks ended September 29, 2005 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$259,965	$2,258	$—	$262,223
Concessions	—	101,896	865	—	102,761
Other	—	22,138	297	—	22,435
Total revenues	—	383,999	3,420	—	387,419
Costs and Expenses
Film exhibition costs	—	138,442	1,049	—	139,491
Concession costs	—	11,193	190	—	11,383
Operating expense	—	103,262	1,895	—	105,157
Rent	—	73,194	1,985	—	75,179
General and administrative:
Merger and acquisition costs	—	960	—	—	960
Management fee	—	500	—	—	500
Other	49	8,865	38	—	8,952
Preopening expense	—	728	—	—	728
Theatre and other closure expense	—	322	24	—	346
Restructuring charges	—	839	—	—	839
Depreciation and amortization	—	36,449	151	—	36,600
Disposition of assets and other gains	—	(103)	—	—	(103)
Total costs and expenses	49	374,651	5,332	—	380,032
Other expense (income)
Equity in net losses of subsidiaries	9,863	1,860	—	(11,723)	—
Other income	—	(4,931)	—	—	(4,931)
Interest expense
Corporate borrowings	24,923	23,267	658	(24,436)	24,412
Capital and financing lease obligations	—	1,224	—	—	1,224
Investment expense (income)	(22,521)	(1,893)	(933)	24,436	(911)
Total other expense	12,265	19,527	(275)	(11,723)	19,794
Loss from continuing operations before income taxes	(12,314)	(10,179)	(1,637)	11,723	(12,407)
Income tax provision (benefit)	(1,000)	(3,586)	86	—	(4,500)
Loss from continuing operations	(11,314)	(6,593)	(1,723)	11,723	(7,907)
Loss from discontinued operations, net of income taxes	—	(3,270)	(137)	—	(3,407)
Net loss	$(11,314)	$(9,863)	$(1,860)	$11,723	$(11,314)

Twenty-six weeks ended September 29, 2005 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$527,631	$4,546	$—	$532,177
Concessions	—	210,154	1,745	—	211,899
Other	—	46,181	964	—	47,145
Total revenues	—	783,966	7,255	—	791,221
Costs and Expenses
Film exhibition costs	—	286,007	2,111	—	288,118
Concession costs	—	22,501	403	—	22,904
Operating expense	—	204,788	4,023	—	208,811
Rent	—	146,777	4,207	—	150,984
General and administrative:
Merger and acquisition costs	—	2,640	—	—	2,640
Management fee	—	1,000	—	—	1,000
Other	98	18,830	113	—	19,041
Preopening expense	—	736	—	—	736
Theatre and other closure expense	—	931	49	—	980
Restructuring charges	—	3,908	—	—	3,908
Depreciation and amortization	—	72,271	276	—	72,547
Disposition of assets and other gains	—	(770)	—	—	(770)
Total costs and expenses	98	759,619	11,182	—	770,899
Other expense (income)
Equity in net losses of subsidiaries	24,704	24,680	—	(49,384)	—
Other income	—	(6,047)	—	—	(6,047)
Interest expense
Corporate borrowings	49,895	27,964	1,365	(30,023)	49,201
Capital and financing lease obligations	—	2,423	—	—	2,423
Investment expense (income)	(26,176)	(2,904)	(1,314)	30,023	(371)
Total other expense	48,423	46,116	51	(49,384)	45,206
Loss from continuing operations before income taxes	(48,521)	(21,769)	(3,978)	49,384	(24,884)
Income tax provision (benefit)	(9,500)	(1,389)	(11)	—	(10,900)
Loss from continuing operations	(39,021)	(20,380)	(3,967)	49,384	(13,984)
Loss from discontinued operations, net of income taxes	—	(4,324)	(20,713)	—	(25,037)
Net loss	$(39,021)	$(24,704)	$(24,680)	$49,384	$(39,021)

September 28, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$274,320	$34,308	$—	$308,628
Receivables, net	2,043	42,675	15,609	—	60,327
Other current assets	—	18,212	14,011	—	32,223
Total current assets	2,043	335,207	63,928	—	401,178
Investment in equity of subsidiaries	(195,611)	242,437	—	(46,826)	—
Property, net	—	1,181,992	155,351	—	1,337,343
Intangible assets, net	—	225,670	27,730	—	253,400
Intercompany advances	3,524,289	(3,535,567)	11,278	—	—
Goodwill	—	1,924,245	171,154	—	2,095,399
Deferred income taxes	—	—	20,403	—	20,403
Other long-term assets	40,234	99,238	23,784	—	163,256
Noncurrent assets held for sale	—	7,300	—	—	7,300
Total assets	$3,370,955	$480,522	$473,628	$(46,826)	$4,278,279
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$99,941	$13,629	$—	$113,570
Accrued expenses and other liabilities	22,876	113,195	12,449	—	148,520
Deferred revenues and income		71,607	8,185	—	79,792
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,125	30,239	—	39,864
Total current liabilities	29,376	287,868	64,502	—	381,746
Corporate borrowings	2,123,583	2,116	82,432	—	2,208,131
Capital and financing lease obligations	—	38,435	12,994	—	51,429
Other long-term liabilities	—	347,714	71,263	—	418,977
Total liabilities	2,152,959	676,133	231,191	—	3,060,283
Stockholder’s equity	1,217,996	(195,611)	242,437	(46,826)	1,217,996
Total liabilities and stockholder’s equity	$3,370,955	$480,522	$473,628	$(46,826)	$4,278,279

March 30, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$196,445	$33,670	$—	$230,115
Receivables, net	1,893	37,497	17,221	—	56,611
Other current assets	(8,346)	26,751	16,242	—	34,647
Current assets held for sale	—	529	4,197	—	4,726
Total current assets	(6,453)	261,222	71,330	—	326,099
Investment in equity of subsidiaries	(227,657)	233,618	—	(5,961)	—
Property, net	—	1,279,899	221,149	—	1,501,048
Intangible assets, net	—	242,058	31,250	—	273,308
Intercompany advances	3,591,713	(3,554,609)	(37,104)	—	—
Goodwill	—	1,893,716	124,602	—	2,018,318
Deferred income taxes	—	—	3,564	—	3,564
Other long-term assets	40,802	101,909	25,205	—	167,916
Noncurrent assets held for sale	—	61,340	50,997	—	112,337
Total assets	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590
Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$—	$133,143	$17,240	$—	$150,383
Accrued expenses and other liabilities	19,902	126,022	11,144	—	157,068
Deferred revenues and income	—	88,578	7,234	—	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,119	21,185	—	30,804
Current liabilities held for sale	—	3,560	4,673	—	8,233
Total current liabilities	26,402	354,422	61,476	—	442,300
Corporate borrowings	2,128,094	2,188	93,587	—	2,223,869
Capital and financing lease obligations	—	32,868	31,148	—	64,016
Other long-term liabilities	—	345,429	71,164	—	416,593
Noncurrent liabilities held for sale	—	11,903	—	—	11,903
Total liabilities	2,154,496	746,810	257,375	—	3,158,681
Stockholder’s equity	1,243,909	(227,657)	233,618	(5,961)	1,243,909
Total liabilities and stockholder’s equity	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590

Twenty-six weeks ended September 28, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net cash provided by (used in) operating activities	$(41,893)	$86,016	$21,431	$—	$65,554
Cash flows from investing activities:
Capital expenditures	—	(50,804)	(13,301)	—	(64,105)
Proceeds on disposal—discontinued operations	—	64,193	35,446	—	99,639
Net change in reimbursable construction advances	—	(4,984)	—	—	(4,984)
Other, net	2,777	(6,398)	410	—	(3,211)
Net cash provided by (used in) investing activities	2,777	2,007	22,555	—	27,339
Cash flows from financing activities:
Repayment of Cinemex Credit Facility	—	—	(744)	—	(744)
Principal payments under capital and financing lease obligations	—	(1,504)	(345)	—	(1,849)
Principal payments under mortgage	—	(55)	—	—	(55)
Payment on Term Loan B	(3,250)	—	—	—	(3,250)
Change in construction payables	—	(3,307)	—	—	(3,307)
Change in intercompany advances	44,428	(5,282)	(39,146)	—	—
Deferred financing costs	(2,062)	—	—	—	(2,062)
Net cash provided by (used in) financing activities	39,116	(10,148)	(40,235)	—	(11,267)
Effect of exchange rate changes on cash and equivalents	—	—	(3,113)	—	(3,113)
Net increase in cash and equivalents	—	77,875	638	—	78,513
Cash and equivalents at beginning of period	—	196,445	33,670	—	230,115
Cash and equivalents at end of period	$—	$274,320	$34,308	$—	$308,628

Twenty-six weeks ended September 29, 2005 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net cash provided by (used in) operating activities	$(14,048)	$31,102	$(21,366)	$—	$(4,312)
Cash flows from investing activities:
Capital expenditures	—	(39,898)	(4,539)	—	(44,437)
Construction project costs:
Reimbursable by landlord	—	(5,414)	—	—	(5,414)
Reimbursed by landlord	—	1,734	—	—	1,734
Proceeds on disposal—discontinued operations	—	8,595	44,861	—	53,456
Net change in reimbursable construction advances	—	(4,856)	—		(4,856)
Other, net	(75)	(1,803)	—	—	(1,878)
Net cash provided by (used in) investing activities	(75)	(41,642)	40,322	—	(1,395)
Cash flows from financing activities
Proceeds from sale/leasebacks	—	6,661	—	—	6,661
Principal payments under capital and financing lease obligations	—	(1,538)	(179)	—	(1,717)
Change in construction payables	—	2,449	—	—	2,449
Change in intercompany advances	15,061	9,468	(24,529)	—	—
Deferred financing costs	(938)	—	—	—	(938)
Net cash provided by (used in) financing activities	14,123	17,040	(24,708)	—	6,455
Effect of exchange rate changes on cash and equivalents	—	—	100	—	100
Net increase in cash and equivalents	—	6,500	(5,652)	—	848
Cash and equivalents at beginning of period	—	42,524	28,425	—	70,949
Cash and equivalents at end of period	$—	$49,024	$22,773	$—	$71,797

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

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	% Change	September 28, 2006	September 29, 2005	% Change
	(restated)(2)	(restated)(2)		(restated)(2)	(restated)(2)
	(thousands of dollars, except operating data)			(thousands of dollars, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$398,590	$258,276	54.3%	$807,429	$524,640	53.9%
Concessions	161,440	101,639	58.8%	325,749	209,715	55.3%
Other theatre	25,268	17,089	47.9%	49,811	35,995	38.4%
	585,298	377,004	55.2%	1,182,989	770,350	53.6%
International theatrical exhibition
Admissions	23,983	3,947	* %	50,784	7,537	*
Concessions	15,305	1,122	*	32,040	2,184	*
Other theatre	6,943	248	*	11,536	597	*
	46,231	5,317	*	94,360	10,318	*
Other	22	5,098	(99.6)%	36	10,553	(99.7)%
Total revenues	$631,551	$387,419	63.0%	$1,277,385	$791,221	61.4%
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$208,911	$137,643	51.8%	$425,027	$284,588	49.3%
Concession costs	16,980	11,157	52.2%	35,054	22,438	56.2%
Theatre operating expense	151,153	97,908	54.4%	294,300	193,399	52.2%
Rent	104,997	72,787	44.3%	210,564	146,020	44.2%
Preopening expense	1,625	728	*	2,190	736	*
Theatre and other closure expense	5,680	322	*	7,690	931	*
	489,346	320,545	52.7%	974,825	648,112	50.4%
International theatrical exhibition
Film exhibition costs	10,309	1,848	*	22,144	3,530	*
Concession costs	3,797	226	*	7,738	466	*
Theatre operating expense	11,585	2,036	*	23,194	4,230	*
Rent	6,756	2,392	*	13,508	4,964	*
Preopening expense	462	—	*	939	—	*
Theatre closure	(13)	24	*	20	49	(59.2)%
	32,896	6,526	*	67,543	13,239	*
Other	521	5,213	(90.0)%	946	11,182	(91.5)%
General and administrative expense:
Merger and Acquisition costs	1,970	960	*	5,721	2,640	*
Management Fee	1,250	500	*	2,500	1,000	*
Other	14,268	8,952	59.4%	30,041	19,041	57.8%
Restructuring charge	—	839	*	—	3,908	*
Depreciation and amortization	64,634	36,600	76.6%	128,530	72,547	77.2%
Disposition of assets and other gains	(7,286)	(103)	*	(5,850)	(770)	*
Total costs and expenses	$597,599	$380,032	57.2%	$1,204,256	$770,899	56.2%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28, 2006	September 29, 2005	September 28, 2006	September 29, 2005
Operating Data (at period end):
Screen additions	18	16	48	16
Screen acquisitions	32	—	32	—
Screen dispositions	94	16	274	87
Average screens— continuing operations(1)	5,103	3,445	5,146	3,448
Number of screens operated	—	—	5,635	3,643
Number of theatres operated	—	—	411	242
Screens per theatre	—	—	13.7	15.1
Attendance— continuing operations(1) (in thousands)	62,349	39,394	128,009	79,655

(1)           Includes consolidated theatres only.

(2)           We restated our financial statement for stock option awards and to reflect discontinued operations. See Note 1 to the Consolidated Financial Statements.

*                     Percentage change in excess of 100%

Thirteen weeks Ended September 28, 2006 and September 29, 2005

Revenues.   Total revenues increased 63.0%, or $244,132,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. This increase included approximately $189,655,000 of additional admission and concessions revenues resulting from the Merger.

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

International theatrical exhibition revenues increased $40,914,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. Admissions revenues increased by $21,345,000 due mostly to the theatres acquired in Mexico in the Merger. Overall, admissions revenues increased $20,036,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to an increase of 7,214,000 in total attendance, partially offset by a 51.3% decrease in average ticket price due primarily to the lower average ticket prices from the theatres acquired in Mexico. Concessions revenues increased $14,181,000 due to the theatres acquired in Mexico in the Merger. Overall, concession revenues increased $14,183,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in attendance and a 9.2% increase in concessions per patron. International revenues were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Costs and expenses.   Total costs and expenses increased 57.2%, or $217,567,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $170,461,000.

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

International theatrical exhibition costs and expenses increased $26,370,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks year ended September 29, 2005. Film exhibition costs increased $8,461,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 43.0% in the current period as compared with 46.8% in the prior period due to the effect of more favorable film rental terms in Mexico. Concession costs increased $3,571,000 during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 due to the increase in concession revenues and an increase in concession costs as a percentage of revenue from 20.1% in the prior period to 24.8% in the current period. This increase in concession costs as a percentage of revenues was due to the effect of higher concession costs as a percentage of concession revenues in

Mexico caused by a higher number of concession products offered for sale with lower margins. As a percentage of revenues, theatre operating expense was 25.1% in the current period compared to 38.3% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 22.4% in the current period. Rent expense increased $4,364,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005 primarily as a result of the Merger. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Other.   Other general and administrative expense increased 59.4%, or $5,316,000, during the thirteen weeks ended September 28, 2006 compared to the thirteen weeks ended September 29, 2005. We incurred expense at Cinemex of $2,513,000, incentive-based compensation increased $703,000 due to improvements in operating results and we experienced increases in other salaries of $782,000 primarily related to the Merger.

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

Depreciation and Amortization.   Depreciation and amortization increased 76.6%, or $28,034,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger. See Note 2—Acquisitions for discussion of the cumulative adjustment recorded during the thirteen weeks ended September 28, 2006.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $7,286,000 in the current period compared to $103,000 in the prior period. The current and prior periods include $6,530,000 and $0, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period includes a gain on U.S. dispositions of theatres as required by and in connection with the Mergers of approximately $517,000.

Other Income.   Other income includes $5,974,000 and $4,931,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the thirteen weeks ended September 28, 2006 and September 29, 2005, respectively.

Interest Expense.   Interest expense increased 100.8%, or $25,834,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the New Credit Facility for $850,000,000, of which $646,750,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $3,159,000 during the thirteen weeks ended September 28, 2006.

Investment Income.   Investment income was $3,184,000 for the thirteen weeks ended September 28, 2006 compared to income of $911,000 for the thirteen weeks ended September 29, 2005. Interest income increased $3,071,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $298,000 in the current period compared to $13,000 in the prior period. Current year equity in losses related to our investment in NCM were $1,224,000.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $2,300,000 for the thirteen weeks ended September 28, 2006 compared to a benefit of $4,500,000 for the thirteen weeks ended September 29, 2005. See Note 9—Income Taxes to the Consolidated Financial Statements.

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

Net Loss.   Net loss was $10,899,000 and $11,314,000 for the thirteen weeks ended September 28, 2006 and the thirteen weeks ended September 29, 2005, respectively.

Twenty-six weeks Ended September 28, 2006 and September 29, 2005

Revenues.   Total revenues increased 61.4%, or $486,164,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. This increase included approximately $385,142,000 of additional admission and concessions revenues resulting from the Merger.

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

International theatrical exhibition revenues increased $84,042,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. Admissions revenues increased by $45,190,000 due to the theatres acquired in Mexico in the Merger. Overall, admissions revenues increased $43,247,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to an increase of 15,493,000 in total attendance, partially offset by a 51.6% decrease in average ticket price due primarily to the lower average ticket prices from the theatres acquired in Mexico. Concessions revenues increased $29,787,000 due to the theatres acquired in Mexico in the Merger. Overall, concession revenues increased $29,856,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in attendance, combined with a 5.3% increase in concessions per patron. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Costs and expenses.   Total costs and expenses increased 56.2%, or $433,357,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $345,893,000.

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

International theatrical exhibition costs and expenses increased $54,304,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. Film exhibition costs increased $18,614,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in admissions revenues, partially offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 43.6% in the current period as compared with 46.8% in the prior period due to the effect of more favorable film rental terms in Mexico. Concession costs increased $7,272,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 due to the increase in concession revenues and an increase in concession costs as a percentage of revenue from 21.3% in the prior period to 24.2% in the current period. This increase in concession costs as a percentage of revenues was due to the effect of higher concession costs as of percentage of concession revenues in Mexico caused by a higher number of concession products offered for sale with lower margins. As a percentage of revenues, theatre operating expense was 24.6% in the current period compared to 41.0% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 22.8% in the current period. Rent expense increased $8,544,000 during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005 primarily as a result of the Merger. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements. International theatrical exhibition costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to consolidated loss from continuing operations.

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

Other.   Other general and administrative expense increased 57.8%, or $11,000,000, during the twenty-six weeks ended September 28, 2006 compared to the twenty-six weeks ended September 29, 2005. We incurred expense at Cinemex of $5,118,000, incentive-based compensation increased $1,764,000 due to improvements in operating results and we experienced increases in other salaries of $1,151,000 primarily related to the Merger.

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

Depreciation and Amortization.   Depreciation and amortization increased 77.2%, or $55,983,000, compared to the prior period, due primarily to increased asset values associated with fair value adjustments recorded as a result of the Merger. See Note 2—Acquisitions for discussion of the cumulative adjustment recorded during the twenty-six weeks ended September 28, 2006.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $5,850,000 in the current period compared to $770,000 in the prior period. The current and prior periods include $7,880,000 and $675,000, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period includes a loss on the U.S. dispositions of theatres as required by and in connection with the Mergers of $2,030,000.

Other Income.   Other income includes $7,434,000 and $6,047,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the twenty-six weeks ended September 28, 2006 and September 29, 2005, respectively.

Interest Expense.   Interest expense increased 99.1%, or $51,185,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the New Credit Facility for $850,000,000, of which $646,750,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $6,311,000 during fiscal 2007.

Investment Income.   Investment income was $3,506,000 for the twenty-six weeks ended September 28, 2006 compared to income of $371,000 for the twenty-six weeks ended September 29, 2005. Interest income increased $5,338,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment. Equity in losses of non-consolidated entities were $2,455,000 in the current period compared to losses of $659,000 in the prior period. Current year equity in losses related to our investments in NCM was $2,532,000.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $2,600,000 for the twenty-six weeks ended September 28, 2006 compared to a benefit of $10,900,000 for the twenty-six weeks ended September 29, 2005. See Note 9—Income Taxes to the Consolidated Financial Statements.

Loss from Discontinued Operations, Net. On May 11, 2006, we sold our operations in Iberia, including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale those operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo.  In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. On June 30, 2005, we sold Japan AMC Theatres Inc., including four theatres in Japan with 63 screens, and classified its operations as discontinued operations. The information presented for all fiscal 2007 and 2006 reflects the new classifications. See Note 3—Discontinued Operations for the components of the loss from discontinued operations.

Net Loss.   Net loss was $18,900,000 and $39,021,000 for the twenty-six weeks ended September 28, 2006 and the twenty-six weeks ended September 29, 2005, respectively.

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

In connection with the completion of the IPO, AMC intends to amend and restate its existing services agreement with National CineMedia, LLC whereby in exchange for our pro rata share of the IPO proceeds, AMC will agree to a modification of National CineMedia, LLC’s payment obligation under the existing agreement. The modification will extend the term of the agreement to 30 years, provide National CineMedia, LLC with a five year right of first refusal beginning one year prior to the end of the term and change the basis upon which AMC is paid by National CineMedia, LLC from a percentage of revenues associated with advertising contracts entered into by National CineMedia, LLC to a monthly theatre access fee. The theatre access fee would be composed of a fixed payment per patron and a fixed payment per digital screen, which would increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. Additionally, AMC will enter into the Loews Screen Integration Agreement with National CineMedia, LLC pursuant to which AMC will pay National CineMedia, LLC an amount that approximates the EBITDA that National CineMedia, LLC would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of this IPO, and National CineMedia, LLC will issue to AMC common membership units in National CineMedia, LLC increasing its expected ownership interest to approximately 34%; such Loews payments will be made quarterly until May 2008. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, AMC would be required to purchase such time from National CineMedia, LLC at a negotiated rate. In addition, after completion of the IPO, AMC expects to receive mandatory quarterly distributions of excess cash from National CineMedia, LLC. There can be no guarantee that the amendment to the existing services agreement will occur.

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

Disclosure Control and Procedures

Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) designed to ensure that information required to be disclosed by AMC Entertainment Inc. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal execu tive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2006, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management, As a result of the identification of the material weakness in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures were not effective as of September 28, 2006.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 28, 2006, we identified the following material weakness in our internal control over financial reporting:

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

Remediation of Material Weaknesses

The Company will take actions to remediate the material weakness in our internal control over financial reporting surrounding the application of generally accepted accounting principles with respect to stock-based compensation and management-purchased shares for the reporting period ending March 29, 2007. Specifically, the Company will make improvements with respect to the design, precision and rigor of review controls over the application of stock-based compensation and management-purchased shares accounting in that appropriate levels of management and legal counsel now review proposed accounting for all newly issued stock-based compensation awards and management-purchased shares. Further, management will consider using a qualified independent third-party advisor, as deemed appropriate, with respect to more complex stock-based compensation transactions. In addition, the put rights associated with the stock options and underlying shares which resulted in previous awards being inappropriate, with respect to more complex stock-based compensation transactions. In addition, the put rights associated with the stock options and underlying shares which resulted in previous awards being inappropriately classified as liabilities and subject to mark-to-mark accounting in the income statement were cancelled and terminated during the period ended March 29, 2007.

(b)   Changes in internal controls.

There has been no change in internal control over financial reporting during the thirteen and twenty-six week periods ended September 28, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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