Form 10-Q/A
period 2006-12-28
AMC ENTERTAINMENT INC
filed 2007-04-16
CIK 722077

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

Explanatory Note: AMC Entertainment Inc., hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2006 to include the amended Item 1. Financial Statements (unaudited), Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits which gives effect to the restatement for stock option awards and adds disclosure about a related material weakness in our internal control over financial reporting. There have been no other changes, events or other transactions to recognize since the original filing date.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements. (Unaudited)

Restatement of Financial Statements

In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified stock option awards, the Company determined that its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005  and as of March 30, 2006 needed to be restated to correct the following items:

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because Holdings does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee's control. Accordingly, the Company has restated its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities).  There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 28, 2006 and December 29, 2005 and as of March 30, 2006 to record the net effect of the adjustments referred discussed above. The Company is restating the thirteen weeks ended December 28, 2006 as a result of out of period adjustments relating to the thirteen weeks ended June 29, 2006 and the thirteen weeks ended September 28, 2006 recorded during the current period related to the adjustments described above. The restatement does not impact the financial statements as of and for the thirty-nine weeks ended December 28, 2006. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Stock based
Compensation
Thirteen Weeks Ended December 28, 2006	Expense(1)
Increase (decrease) in Net Loss	$(411)

Stock based
Compensation
Thirteen Weeks Ended December 29, 2005	Expense(1)
Increase (decrease) in Net Loss	$216

Stock based
Compensation
Thirty-nine Weeks Ended December 29, 2005	Expense(1)
Increase in Deferred Income Taxes	$500
Decrease in Other Long-Term Liabilities (2)	$918
Increase in Additional Paid-in Capital (2)	$2,231
Increase in Net Loss	$813

(1)          Included within Other G&A

(2)          Refer to discussion of the adjustment for stock option awards above

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated. See Note 1 to the Consolidated Financial Statements for more information.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
	(restated)	(restated)		(restated)
	(unaudited)		(unaudited)
Revenues
Admissions	$399,773	$267,683	$1,257,986	$799,860
Concessions	162,675	105,553	520,464	317,452
Other revenue	33,908	25,272	95,291	72,417
Total revenues	596,356	398,508	1,873,741	1,189,729
Costs and Expenses
Film exhibition costs	204,031	140,334	651,202	428,452
Concession costs	18,079	11,442	60,871	34,346
Operating expense	151,537	103,382	469,977	312,193
Rent	110,344	78,053	334,416	229,037
General and administrative:
Merger and acquisitions costs	2,826	269	8,547	2,909
Management fee	1,250	500	3,750	1,500
Other	5,955	10,377	35,996	29,418
Preopening expense	3,698	3,515	6,827	4,251
Theatre and other closure expense	611	410	8,321	1,390
Restructuring charges	—	27	—	3,935
Depreciation and amortization	64,157	35,931	192,687	108,478
Disposition of assets and other gains	(5,334)	(297)	(11,184)	(1,067)
Total costs and expenses	557,154	383,943	1,761,410	1,154,842
Other expense (income)
Other	(1,967)	(5,919)	(9,401)	(11,966)
Interest expense
Corporate borrowings	50,893	24,737	151,184	73,938
Capital and financing lease obligations	1,784	541	4,302	2,964
Investment expense (income)	(2,948)	2,625	(6,454)	2,254
Total other expense	47,762	21,984	139,631	67,190
Loss from continuing operations before income taxes	(8,560)	(7,419)	(27,300)	(32,303)
Income tax provision (benefit)	(2,100)	(2,700)	500	(13,600)
Loss from continuing operations	(6,460)	(4,719)	(27,800)	(18,703)
Earnings (loss) from discontinued operations, net of income tax provision	(41)	178	2,399	(24,859)
Net loss	$(6,501)	$(4,541)	$(25,401)	$(43,562)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 28, 2006	March 30, 2006
		(restated)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$468,053	$230,115
Receivables, net of allowance for doubtful accounts of $1,403 as of December 28, 2006 and $1,339 as of March 30, 2006	87,727	56,611
Other current assets	32,016	34,647
Current assets held for sale	—	4,726
Total current assets	587,796	326,099
Property, net	1,324,427	1,501,048
Intangible assets, net	244,943	273,308
Goodwill	2,089,730	2,018,318
Other long-term assets	133,668	171,480
Noncurrent assets held for sale	7,300	112,337
Total assets	$4,387,864	$4,402,590
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$174,165	$150,383
Accrued expenses and other liabilities	178,320	157,068
Deferred revenues and income	114,200	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	21,433	30,804
Current liabilities held for sale	—	8,233
Total current liabilities	488,118	442,300
Corporate borrowings	2,226,086	2,223,869
Capital and financing lease obligations	50,664	64,016
Other long-term liabilities	404,567	416,593
Noncurrent liabilities held for sale	—	11,903
Total liabilities	3,169,435	3,158,681
Stockholder’s equity:
Common Stock, 1¢ par value; 1 share issued as of December 28, 2006 and March 30, 2006	—	—
Additional paid-in capital	1,482,922	1,480,206
Accumulated other comprehensive loss	(13,453)	(10,658)
Accumulated deficit	(251,040)	(225,639)
Total stockholder’s equity	1,218,429	1,243,909
Total liabilities and stockholder’s equity	$4,387,864	$4,402,590

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirty-nine Weeks Ended
	December 28, 2006	December 29, 2005
		(restated)
	(unaudited)
INCREASE IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net loss	$(25,401)	$(43,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	193,232	112,828
Non-cash portion of stock-based compensation	6,216	1,392
Non-cash portion of pension and postretirement expense	(6,155)	4,878
Deferred income taxes	(865)	6,183
Equity in losses from investments	3,681	3,578
Disposition of assets and other gains	(663)	(132)
Change in assets and liabilities, net of effects from acquisition:
Receivables	(25,778)	(19,997)
Other assets	(6,550)	21,553
Accounts payable	24,388	(7,260)
Accrued expenses and other liabilities	44,247	11,345
Other, net	(1,145)	1,362
Net cash provided by operating activities	205,207	92,168
Cash flows from investing activities:
Capital expenditures	(100,836)	(77,336)
Proceeds on disposal—discontinued operations	35,446	53,456
Proceeds on disposal—continuing operations	116,439	3,032
Net change in reimbursable construction advances	289	(3,090)
Other, net	(926)	(3,509)
Net cash provided by (used in) investing activities	50,412	(27,447)
Cash flows from financing activities:
Proceeds from sale/leasebacks	—	6,661
Repayment of Cinemex Credit Facility	(841)	—
Principal payments under capital and financing lease obligations	(2,800)	(2,369)
Principal payments under mortgage	(83)	—
Payments on Term Loan B	(4,875)	—
Change in construction payables	(3,325)	(5,103)
Deferred financing costs	(2,171)	(938)
Net cash used in financing activities	(14,095)	(1,749)
Effect of exchange rate changes on cash and equivalents	(3,586)	601
Net increase in cash and equivalents	237,938	63,573
Cash and equivalents at beginning of period	230,115	70,949
Cash and equivalents at end of period	$468,053	$134,522
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $1,405 and $2,306)	$121,667	$58,460
Income taxes paid	687	1,247
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$7,060	$—

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

Restatement:   In connection with an ongoing review of its quarterly mark-to-market accounting for its liability classified stock option awards, the Company determined that its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 needed to be restated to correct the following items:

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

During February 2007, the Company determined that the options held by one member of management that were previously recorded as a liability should have been recorded as a component of permanent equity because Holdings does not intend to exercise its call option on the vested options (or shares obtained upon exercise of the options) and since the put option on the vested options (or shares obtained upon exercise of options) is not within the employee’s control. Accordingly, the Company has restated its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 to reverse the previously recorded mark to market effects relating to the stock options awarded to this member of management that had been incorrectly classified as liabilities and to reflect these options as additional paid-in capital (rather than as liabilities). There was no impact on net cash provided by operating activities as a result of the above mentioned items.

The Company has restated its financial statements for the thirteen weeks ended December 28, 2006 and the thirteen and thirty-nine week periods ended December 29, 2005 and as of March 30, 2006 to record the net effect of the adjustments referred discussed above. The Company is restating the thirteen weeks ended December 28, 2006 as a result of out of period adjustments relating to the thirteen weeks ended June 29, 2006 and the thirteen weeks ended September 28, 2006 recorded during the current period related to the adjustments described above. The restatement does not impact the financial statements as of and for the thirty-nine weeks ended December 28, 2006. The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

Stock based
Compensation
Thirteen Weeks Ended December 28, 2006	Expense(1)
Increase in Net Loss	$(411)

Stock based
Compensation
Thirteen Weeks Ended December 29, 2005	Expense(1)
Increase in Net Loss	$216

Stock based
Compensation
Thirty-nine Weeks Ended December 29, 2005	Expense(1)
Increase in Deferred Income Taxes	$500
Decrease in Other Long-Term Liabilities (2)	$918
Increase in Additional Paid-in Capital (2)	$2,231
Increase in Net Loss	$813

(1)          Included within Other G&A

(2)          Refer to discussion of the adjustment for stock option awards above

All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

	Thirteen Weeks Ended December 28, 2006
	As		As Restated
	Reported	Restatement(1)	& Adjusted
Revenues
Admissions	$399,773	$—	$399,773
Concessions	162,675	—	162,675
Other revenue	33,908	—	33,908
Total revenues	596,356	—	596,356
Costs and Expenses
Film exhibition costs	204,031	—	204,031
Concession costs	18,079	—	18,079
Operating expense	151,537	—	151,537
Rent	110,344	—	110,344
General and administrative:
Merger and acquisition costs	2,826	—	2,826
Management fee	1,250	—	1,250
Other	6,366	(411)	5,955
Preopening expense	3,698	—	3,698
Theatre and other closure expense	611	—	611
Restructuring charge	—	—	—
Depreciation and amortization	64,157	—	64,157
Impairment of long-lived assets	—	—	—
Disposition of assets and other gains	(5,334)	—	(5,334)
Total costs and expenses	557,565	(411)	557,154
Other expense (income)
Other income	(1,967)	—	(1,967)
Interest expense
Corporate borrowings	50,893	—	50,893
Capital and financing lease obligations	1,784	—	1,784
Investment income	(2,948)	—	(2,948)
Total other expense	47,762	—	47,762
Earnings (loss) from continuing operations before income taxes	(8,971)	411	(8,560)
Income tax provision (benefit)	(2,100)	—	(2,100)
Earnings (loss) from continuing operations	(6,871)	411	(6,460)
Earnings (loss) from discontinued operations, net of income taxes	(41)	—	(41)
Net earnings (loss)	$(6,912)	$411	$(6,501)

	Thirteen Weeks Ended December 29, 2005			Thirty-Nine Weeks Ended December 29, 2005
	As			As
	Reported	Restatement(1)	As Restated	Reported	Restatement(1)	As Restated
Revenues
Admissions	$267,683	$—	$267,683	$799,860	$—	$799,860
Concessions	105,553	—	105,553	317,452	—	317,452
Other revenue	25,272	—	25,272	72,417	—	72,417
Total revenues	398,508	—	398,508	1,189,729	—	1,189,729
Costs and Expenses
Film exhibition costs	140,334	—	140,334	428,452	—	428,452
Concession costs	11,442	—	11,442	34,346	—	34,346
Operating expense	103,382	—	103,382	312,193	—	312,193
Rent	78,053	—	78,053	229,037	—	229,037
General and administrative:
Merger and acquisition costs	269	—	269	2,909	—	2,909
Management fee	500	—	500	1,500	—	1,500
Other	10,061	316	10,377	28,105	1,313	29,418
Preopening expense	3,515	—	3,515	4,251	—	4,251
Theatre and other closure expense	410	—	410	1,390	—	1,390
Restructuring charge	27	—	27	3,935	—	3,935
Depreciation and amortization	35,931	—	35,931	108,478	—	108,478
Impairment of long-lived assets	—	—	—	—	—	—
Disposition of assets and other gains	(297)	—	(297)	(1,067)	—	(1,067)
Total costs and expenses	383,627	316	383,943	1,153,529	1,313	1,154,842
Other expense (income)
Other income	(5,919)	—	(5,919)	(11,966)	—	(11,966)
Interest expense
Corporate borrowings	24,737	—	24,737	73,938	—	73,938
Capital and financing lease obligations	541	—	541	2,964	—	2,964
Investment income	2,625	—	2,625	2,254	—	2,254
Total other expense	21,984	—	21,984	67,190	—	67,190
Earnings (loss) from continuing operations before income taxes	(7,103)	(316)	(7,419)	(30,990)	(1,313)	(32,303)
Income tax provision (benefit)	(2,600)	(100)	(2,700)	(13,100)	(500)	(13,600)
Earnings (loss) from continuing operations	(4,503)	(216)	(4,719)	(17,890)	(813)	(18,703)
Earnings (loss) from discontinued operations, net of income taxes	178	—	178	(24,859)	—	(24,859)
Net earnings (loss)	$(4,325)	$(216)	$(4,541)	$(42,749)	$(813)	$(43,562)

	As of
	March 30, 2006
	As		As
	Reported	Restatement(1)	Restated
Assets
Current assets:
Cash	$230,115	$—	$230,115
Receivables	56,611	—	56,611
Other current assets	34,647	—	34,647
Current assets held for sale	4,726	—	4,726
Total current assets	326,099	—	326,099
Property	1,501,048	—	1,501,048
Intangible assets	273,308	—	273,308
Goodwill	2,018,318	—	2,018,318
Deferred income taxes	3,564	—	3,564
Other long-term assets	167,916	—	167,916
Non-current assets held for sale	112,337	—	112,337
Total assets	$4,402,590	$—	$4,402,590
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$150,383	$—	$150,383
Accrued expenses and other liabilities	157,068	—	157,068
Deferred revenues and income	95,812	—	95,812
Current maturities	30,804	—	30,804
Current liabilities held for sale	8,233	—	8,233
Total current liabilities	442,300	—	442,300
Corporate borrowings	2,223,869	—	2,223,869
Capital and financing lease obligations	64,016	—	64,016
Other long-term liabilities	417,018	(425)	416,593
Non-current liabilities held for sale	11,903	—	11,903
Total liabilities	3,159,106	(425)	3,158,681
Stockholders' equity:
Common stock	—	—	—
Additional paid-in capital	1,477,667	2,539	1,480,206
Accumulated other comprehensive income	(10,658)	—	(10,658)
Accumulated deficit	(223,525)	(2,114)	(225,639)
Total stockholders' equity	1,243,484	425	1,243,909
Total liabilities and equity	$4,402,590	$—	$4,402,590

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

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(In thousands)	Pro Forma December 29, 2005	Pro Forma December 29, 2005
	(restated)	(restated)
Revenues
Admissions	$411,283	$1,216,795
Concessions	167,079	495,975
Other revenue	41,095	109,841
Total revenues	619,457	1,822,611
Cost of operations	385,360	1,166,301
Rent	107,729	319,004
General and administrative:
Merger and acquisition costs*	2,734	7,923
Management fee	1,250	3,750
Other	21,018	63,096
Preopening expense	7,704	8,714
Theatre and other closure expense	410	1,390
Restructuring charge	27	3,935
Depreciation and amortization	65,894	197,321
Disposition of assets and other losses (gains)	(365)	24
Total costs and expenses	591,761	1,771,458
Other income	(5,919)	(11,966)
Interest expense	49,334	152,624
Investment expense	2,196	3,080
Total other expense	45,611	143,738
Loss from continuing operations before income taxes	(17,915)	(92,585)
Income tax provision	2,400	7,000
Loss from continuing operations	(20,315)	(99,585)
Earnings (loss) from discontinued operations	178	(24,859)
Net loss	$(20,137)	$(124,444)
Operating Data (at period end):
Average screens—continuing operations	5,100	5,079
Number of screens operated		5,859
Number of theatres operated		435
Screens per theatre		13.5
Attendance (in thousands)—continuing operations	62,291	184,300

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

Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company’s Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Revenues:
Admissions	$—	$8,848	$3,892	$23,491
Concessions	—	3,012	1,292	8,125
Other	—	452	172	1,194
Total revenues	—	12,312	5,356	32,810
Costs and Expenses:
Film exhibition costs	—	4,479	1,901	11,623
Concession costs	—	657	255	1,521
Operating expense	—	2,601	1,189	8,133
Rent	—	2,759	1,410	8,467
General and administrative expense—other	—	15	50	132
Depreciation and amortization	—	724	545	3,644
Disposition of assets and other (gains) losses	41	—	(2,609)	—
Total costs and expenses	41	11,235	2,741	33,520
Other Expense (Income):
Interest expense
Capital, financing lease obligations & other	—	458	220	1,415
Investment Income	—	(2)	(4)	(3)
Total other expense	—	456	216	1,412
Earnings (loss) before income taxes	(41)	621	2,399	(2,122)
Income tax provision	—	100	—	300
Earnings (loss) from discontinued operations	$(41)	$521	$2,399	$(2,422)

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

NOTE 4—COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
	(restated)	(restated)		(restated)
Net loss	$(6,501)	$(4,541)	$(25,401)	$(43,562)
Foreign currency translation adjustment	3,923	219	(1,203)	(2,145)
Unrealized loss on Cinemex swap agreement	(575)	—	(1,114)	—
Additional minimum pension liability	(674)	—	(674)	—
Increase in unrealized gain on marketable equity securities	100	57	196	91
Total comprehensive loss	$(3,727)	$(4,265)	$(28,196)	$(45,616)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	330	330
Fair value adjustments(1)	5,864	75,300	81,164
Goodwill allocated to sale of divestitures(2)	(10,082)	—	(10,082)
Balance as of December 28, 2006	$1,889,498	$200,232	$2,089,730

(1)          Adjustments to fair value relate primarily to changes in the preliminary estimated fair values of property, net (see Note 2—Acquisitions), a full valuation allowance recorded on the net deferred tax assets in Mexico (see Note 12—Income Taxes) and changes in the estimated fair value for the equity investment in Yelmo.

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

NOTE 8—STOCKHOLDER’S EQUITY

The Company accounts for stock options using the fair value method of accounting as prescribed by Financial Accounting Standards Board Statement No. 123(R), Share Based Payments (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107, Share Based Payments (“SAB 107”) and has valued the options using the Black-Scholes formula including management’s judgement and a contemporaneous valuation prepared as of December 28, 2006 by an unrelated valuation specialist which indicated a fair value price per share of the underlying shares of $1,949.70 per share. The Company has recorded $4,160,000 and $961,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized a deferred income tax benefit of $0 and $350,000 in its Consolidated Statements of Operations during the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively. The Company has recorded $6,216,000 and $2,705,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of approximately $0 and $1,057,000 in its Consolidated Statements of Operations during the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively. One of the holders of stock options has put rights associated with their options deemed to be within their control whereby he can require Holdings to repurchase their options and as a result, the expense for these options is remeasured each reporting period as liability based options at Marquee Holdings Inc. and the related compensation expense is included in the Company’s financial statements. However, since the put option that causes liability classification is a put to AMCE’s parent Marquee Holdings Inc. rather than

AMCE, AMCE’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation.

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

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

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

NOTE 10—RESTRUCTURING

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

NOTE 11—INCOME TAXES

For the thirty-nine weeks ended December 28, 2006 and December 29, 2005 our pre-tax loss was ($24,901,000) and ($36,762,000), comprised of domestic jurisdictional losses of ($27,800,000) and ($26,807,000), and foreign jurisdictional income of $2,899,000 and loss of ($9,955,000), respectively.

The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005
		(restated)
Federal statutory rate	35.0%	35.0%
Non-deductible goodwill	—	(50.4)
Foreign rate differential	10.6	—
Valuation allowance	(37.0)	(1.5)
State income taxes, net of federal tax benefit	(9.5)	(2.7)
Other, net	(1.1)	1.1
Effective tax rate	(2.0)%	(18.5)%

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

NOTE 12—EMPLOYEE BENEFIT PLANS

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

NOTE 13—OPERATING SEGMENTS

Information about the Company’s operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29 2005	December 28, 2006	December 29, 2005
Revenues
U.S. and Canada theatrical exhibition	$554,491	$390,065	$1,737,480	$1,160,415
International theatrical exhibition	41,849	5,972	136,209	16,290
Other	16	2,471	52	13,024
Total revenues	$596,356	$398,508	$1,873,741	$1,189,729
Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$103,242	$70,110	$328,720	$200,062
International theatrical exhibition	11,311	(732)	39,087	(3,604)
Other	(221)	(848)	(1,131)	(1,477)
Segment Adjusted EBITDA	$114,332	$68,530	$366,676	$194,981

A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
	(restated)	(restated)		(restated)
Loss from continuing operations before income taxes	$(8,560)	$(7,419)	$(27,300)	$(32,303)
Plus:
Interest expense	52,677	25,278	155,486	76,902
Depreciation and amortization	64,157	35,931	192,687	108,478
Preopening expense	3,698	3,515	6,827	4,251
Theatre and other closure expense	611	410	8,321	1,390
Restructuring charges	—	27	—	3,935
Disposition of assets and other gains	(5,334)	(297)	(11,184)	(1,067)
Investment expense (income)(1)	(2,948)	2,625	(6,454)	2,254
Other income(2)	—	(2,686)	—	(2,686)
General and administrative expense—unallocated:
Merger and acquisition costs	2,826	269	8,547	2,909
Management fee	1,250	500	3,750	1,500
Other(3)	5,955	10,377	35,996	29,418
Segment Adjusted EBITDA	$114,332	$68,530	$366,676	$194,981

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

(3)          Including stock-based compensation expense of $4,160,000 and $961,000 for the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively. Including stock-based compensation expense of $6,216,000 and $2,705,000 for the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Thirteen weeks ended December 28, 2006 (restated):

(in thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$374,733	$25,040	$—	$399,773
Concessions	—	148,258	14,417	—	162,675
Other revenue	—	25,671	8,237	—	33,908
Total revenue	—	548,662	47,694	—	596,356
Costs and Expenses
Film exhibition costs		193,188	10,843	—	204,031
Concession costs	—	14,884	3,195	—	18,079
Operating expense	—	137,832	13,705	—	151,537
Rent	—	101,837	8,507	—	110,344
General and administrative:
Merger and acquisition costs	—	2,819	7	—	2,826
Management fee	—	1,250	—	—	1,250
Other	48	3,757	2,150	—	5,955
Preopening expense	—	2,931	767	—	3,698
Theatre and other closure expense	—	595	16	—	611
Depreciation and amortization	—	56,108	8,049	—	64,157
Disposition of assets and other gains	—	(5,334)	—	—	(5,334)
Total cost and expenses	48	509,867	47,239	—	557,154
Other expense (income)
Equity in net (earnings) loss of subsidiaries	1,023	6,399	—	(7,422)	—
Other income	—	(1,967)	—	—	(1,967)
Interest expense
Corporate borrowings	48,069	45,778	4,160	(47,114)	50,893
Capital and financing lease obligations	—	958	826	—	1,784
Investment expense (income)	(42,639)	(9,202)	1,779	47,114	(2,948)
Total other expense	6,453	41,966	6,765	(7,422)	47,762
Loss from continuing operations before income taxes	(6,501)	(3,171)	(6,310)	7,422	(8,560)
Income tax provision (benefit)	—	(2,148)	48	—	(2,100)
Earnings (loss) from continuing operations	$(6,501)	$(1,023)	$(6,358)	$7,422	(6,460)
Loss from discontinued operations, net of income taxes	$—	$—	$(41)	$—	$(41)
Net earnings (loss)	$(6,501)	$(1,023)	$(6,399)	$7,422	$(6,501)

Thirty-nine Weeks ended December 28, 2006:

(in thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,173,076	$84,910	$—	$1,257,986
Concessions	—	469,852	50,612	—	520,464
Other revenue	—	75,009	20,282	—	95,291
Total revenues	—	1,717,937	155,804	—	1,873,741
Cost and Expenses
Film exhibition costs	—	613,755	37,447	—	651,202
Concession costs	—	49,361	11,510	—	60,871
Operating expense	—	427,887	42,090	—	469,977
Rent	—	309,305	25,111	—	334,416
General and administrative:
Merger and acquisition costs	—	8,540	7	—	8,547
Management fee	—	3,750	—	—	3,750
Other	146	28,435	7,415	—	35,996
Preopening expense	—	5,121	1,706	—	6,827
Theatre and other closure expense	—	8,285	36	—	8,321
Depreciation and amortization	—	169,411	23,276	—	192,687
Disposition of assets and other gains	—	(11,184)	—	—	(11,184)
Total costs and expenses	146	1,612,666	148,598	—	1,761,410
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(14,445)	4,909	—	9,536	—
Other income	—	(9,401)	—	—	(9,401)
Interest expense
Corporate borrowings	142,972	112,306	11,573	(115,667)	151,184
Capital and financing lease obligations	—	3,016	1,286	—	4,302
Investment expense (income)	(103,272)	(19,498)	649	115,667	(6,454)
Total other expense	25,255	91,332	13,508	9,536	139,631
Earnings (loss) continuing operations before income taxes	(25,401)	13,939	(6,302)	(9,536)	(27,300)
Income tax provision (benefit)	—	(506)	1,006	—	500
Earnings (loss) from continuing operations	$(25,401)	$14,445	$(7,308)	$(9,536)	$(27,800)
Earnings from discontinued operations, net of income taxes	—	—	$2,399	$—	$2,399
Net earnings (loss)	$(25,401)	$14,445	$(4,909)	$(9,536)	$(25,401)

Thirteen weeks ended December 29, 2005 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$264,932	$2,751	$—	$267,683
Concessions	—	104,483	1,070	—	105,553
Other	—	24,780	492	—	25,272
Total revenues	—	394,195	4,313	—	398,508
Costs and Expenses
Film exhibition costs	—	139,045	1,289	—	140,334
Concession costs	—	11,203	239	—	11,442
Operating expense	—	101,608	1,774	—	103,382
Rent	—	76,077	1,976	—	78,053
General and administrative:
Merger and acquisition costs	—	269	—	—	269
Management fee	—	500	—	—	500
Other	48	10,201	128	—	10,377
Preopening expense	—	3,515	—	—	3,515
Theatre and other closure expense	—	386	24	—	410
Restructuring charges	—	27	—	—	27
Depreciation and amortization	—	35,750	181	—	35,931
Disposition of assets and other gains	—	(297)	—	—	(297)
Total costs and expenses	48	378,284	5,611	—	383,943
Other expense (income)
Other income	—	(5,919)	—	—	(5,919)
Equity in net losses (income) of subsidiaries	(2,437)	1,710	—	727	—
Interest expense
Corporate borrowings	25,390	14,761	767	(16,181)	24,737
Capital and financing lease obligations	—	541	—	—	541
Investment expense (income)	(13,760)	41	163	16,181	2,625
Total other expense	9,193	11,134	930	727	21,984
Earnings (loss) from continuing operations before income taxes	(9,241)	4,777	(2,228)	(727)	(7,419)
Income tax provision (benefit)	(4,700)	1,997	3	—	(2,700)
Earnings (loss) from continuing operations	(4,541)	2,780	(2,231)	(727)	(4,719)
Earnings (loss) from discontinued operations, net of income taxes	—	(343)	521	—	178
Net earnings (loss)	$(4,541)	$2,437	$(1,710)	$(727)	$(4,541)

Thirty-nine weeks ended December 29, 2005 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$792,563	$7,297	$—	$799,860
Concessions	—	314,637	2,815	—	317,452
Other	—	70,961	1,456	—	72,417
Total revenues	—	1,178,161	11,568	—	1,189,729
Costs and Expenses
Film exhibition costs	—	425,052	3,400	—	428,452
Concession costs	—	33,704	642	—	34,346
Operating expense	—	306,396	5,797	—	312,193
Rent	—	222,854	6,183	—	229,037
General and administrative:
Merger and acquisition costs	—	2,909	—	—	2,909
Management fee	—	1,500	—	—	1,500
Other	146	29,031	241	—	29,418
Preopening expense	—	4,251	—	—	4,251
Theatre and other closure expense	—	1,317	73	—	1,390
Restructuring charges	—	3,935	—	—	3,935
Depreciation and amortization	—	108,021	457	—	108,478
Disposition of assets and other gains	—	(1,067)	—	—	(1,067)
Total costs and expenses	146	1,137,903	16,793	—	1,154,842
Other expense (income)
Other income	—	(11,966)	—	—	(11,966)
Equity in net losses of subsidiaries	22,267	26,408	—	(48,675)	—
Interest expense
Corporate borrowings	75,285	42,725	2,132	(46,204)	73,938
Capital and financing lease obligations	—	2,964	—	—	2,964
Investment income	(39,936)	(2,863)	(1,151)	46,204	2,254
Total other expense	57,616	57,268	981	(48,675)	67,190
Loss from continuing operations before income taxes	(57,762)	(17,010)	(6,206)	48,675	(32,303)
Income tax provision (benefit)	(14,200)	590	10	—	(13,600)
Loss from continuing operations	(43,562)	(17,600)	(6,216)	48,675	(18,703)
Loss from discontinued operations, net of income taxes	—	(4,667)	(20,192)	—	(24,859)
Net loss	$(43,562)	$(22,267)	$(26,408)	$48,675	$(43,562)

As of December 28, 2006:

(in thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidating AMC Entertainment Inc.
Asset
Current assets:
Cash and equivalents	$—	$428,863	$39,190	$—	$468,053
Receivables, net	2,292	66,524	18,911	—	87,727
Other current assets	400	24,620	6,996	—	32,016
Total current assets	2,692	520,007	65,097	—	587,796
Investment in equity of subsidiaries	11,916	236,124	—	(248,040)	—
Property, net	—	1,171,133	153,294	—	1,324,427
Intangible assets, net	—	217,715	27,228	—	244,943
Intercompany advances	3,345,504	(3,352,875)	7,371	—	—
Goodwill	—	1,889,498	200,232	—	2,089,730
Other long-term assets	38,572	70,171	24,925	—	133,668
Noncurrent assets held for sale	—	7,300	—	—	7,300
Total assets	$3,398,684	$759,073	$478,147	$(248,040)	$4,387,864
Liabilities and Stockholders Equity
Current Liabilities:
Accounts payable	$—	$151,193	$22,972	$—	$174,165
Accrued expenses and other liabilities	52,443	113,098	12,779	—	178,320
Deferred revenues and income	—	108,137	6,063	—	114,200
Current maturities of corporate borrowing and capital and financing lease obligations	6,500	5,117	9,816	—	21,433
Total current liabilities	58,943	377,545	51,630	—	488,118
Corporate borrowings	2,121,312	—	104,774	—	2,226,086
Capital and financing lease obligations	—	37,733	12,931	—	50,664
Other long-term liabilities	—	331,879	72,688	—	404,567
Total liabilities	2,180,255	747,157	242,023	—	3,169,435
Stockholders’ equity (deficit)	1,218,429	11,916	236,124	(248,040)	1,218,429
Total liabilities and stockholders’ equity	$3,398,684	$759,073	$478,147	$(248,040)	$4,387,864

March 30, 2006 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$196,445	$33,670	$—	$230,115
Receivables, net	1,893	37,497	17,221	—	56,611
Other current assets	(8,346)	26,751	16,242	—	34,647
Current assets held for sale	—	529	4,197	—	4,726
Total current assets	(6,453)	261,222	71,330	—	326,099
Investment in equity of subsidiaries	(227,657)	233,618	—	(5,961)	—
Property, net	—	1,279,899	221,149	—	1,501,048
Intangible assets, net	—	242,058	31,250	—	273,308
Intercompany advances	3,591,713	(3,554,609)	(37,104)	—	—
Goodwill	—	1,893,716	124,602	—	2,018,318
Other long-term assets	40,802	101,909	28,769	—	171,480
Noncurrent assets held for sale	—	61,340	50,997	—	112,337
Total assets	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$—	$133,143	$17,240	$—	$150,383
Accrued expenses and other liabilities	19,902	126,022	11,144	—	157,068
Deferred revenues and income	—	88,578	7,234	—	95,812
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,119	21,185	—	30,804
Current liabilities held for sale	—	3,560	4,673	—	8,233
Total current liabilities	26,402	354,422	61,476	—	442,300
Corporate borrowings	2,128,094	2,188	93,587	—	2,223,869
Capital and financing lease obligations	—	32,868	31,148	—	64,016
Other long-term liabilities	—	345,429	71,164	—	416,593
Noncurrent liabilities held for sale	—	11,903	—	—	11,903
Total liabilities	2,154,496	746,810	257,375	—	3,158,681
Stockholder’s equity	1,243,909	(227,657)	233,618	(5,961)	1,243,909
Total liabilities and stockholder’s equity	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590

Thirty-nine weeks ended December 28, 2006:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(17,332)	$195,427	$27,112	$—	$205,207
Cash flows from investing activities:
Capital expenditures	—	(82,106)	(18,730)	—	(100,836)
Proceeds on disposal—discontinued operations	—	—	35,446	—	35,446
Proceeds on disposal—continuing operations	—	116,439	—		116,439
Net change in reimbursable construction advances	—	289	—	—	289
Other, net	2,749	(8,002)	4,327	—	(926)
Net cash provided by (used in) investing activities	2,749	26,620	21,043	—	50,412
Cash flows from financing activities:
Repayment of Cinemex Credit Facility	—	—	(841)	—	(841)
Principal payments under capital and financing lease obligations	—	(2,254)	(546)	—	(2,800)
Principal payments under mortgage	—	(83)	—	—	(83)
Payment on Term Loan B	(4,875)	—	—	—	(4,875)
Change in construction payables	—	(3,325)	—	—	(3,325)
Deferred financing costs	(2,062)	—	(109)	—	(2,171)
Change in intercompany advances	21,520	16,033	(37,553)	—	—
Net cash provided by (used in) financing activities	14,583	10,371	(39,049)	—	(14,095)
Effect of exchange rate changes on cash and equivalents	—	—	(3,586)	—	(3,586)
Net increase in cash and equivalents	—	232,418	5,520	—	237,938
Cash and equivalents at beginning of period	—	196,445	33,670	—	230,115
Cash and equivalents at end of period	$—	$428,863	$39,190	$—	$468,053

Thirty-nine weeks ended December 29, 2005 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$35	$134,383	$(42,250)	$—	$92,168
Cash flows from investing activities:
Capital expenditures	—	(77,004)	(332)	—	(77,336)
Proceeds on disposal—discontinued operations	—	8,595	44,861	—	53,456
Proceeds on disposal—continuing operations	—	3,032	—	—	3,032
Net change in reimbursable construction advances	—	(3,090)	—		(3,090)
Other, net	(75)	(3,384)	(50)	—	(3,509)
Net cash provided by (used in) investing activities	(75)	(71,851)	44,479	—	(27,447)
Cash flows from financing activities:
Proceeds from sale/leasebacks	—	6,661	—	—	6,661
Principal payments under capital and financing lease obligations	—	(2,104)	(265)	—	(2,369)
Change in construction payables	—	(5,103)	—	—	(5,103)
Change in intercompany advances	978	8,894	(9,872)	—	—
Deferred financing costs	(938)	—	—	—	(938)
Net cash provided by (used in) financing activities	40	8,348	(10,137)	—	(1,749)
Effect of exchange rate changes on cash and equivalents	—	—	601	—	601
Net increase (decrease) in cash and equivalents	—	70,880	(7,307)	—	63,573
Cash and equivalents at beginning of period	—	42,524	28,425	—	70,949
Cash and equivalents at end of period	$—	$113,404	$21,118	$—	$134,522

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS

In November 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-09, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Subsidiary or an Equity Method Investee (“EITF 06-09”). EITF 06-09 concludes that the parent entity should report the elimination of a lag in reporting the subsidiary’s financial results in their consolidated financial statements as a change in accounting principle through retrospective application pursuant to the provisions of FASB Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, unless it is impractical to do so. This EITF should be applied prospectively for all applicable changes, beginning in the first interim or annual period following final Board approval; early adoption will be permitted. If this consensus were finalized, the company would not expect it to have an impact on the consolidated financial position, results of operations, or cash flows.

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

NOTE 17—RELATED PARTY TRANSACTIONS

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

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q/A, and we do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Operating Results

Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company’s U.S. and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 13—Operating Segments to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	% Change	December 28, 2006	December 29, 2005	% Change
	(restated)(2)	(restated)(2)			(restated)(2)
	(thousands of dollars, except operating data)			(Dollars in thousands)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$378,625	$263,378	43.8%	$1,186,054	$788,018	50.5%
Concessions	149,991	104,256	43.9%	475,740	313,971	51.5%
Other theatre	25,875	22,431	15.4%	75,686	58,426	29.5%
	554,491	390,065	42.2%	1,737,480	1,160,415	49.7%
International theatrical exhibition
Admissions	21,148	4,305	*	71,932	11,842	*
Concessions	12,684	1,297	*	44,724	3,481	*
Other theatre	8,017	370	*	19,553	967	*
	41,849	5,972	*	136,209	16,290	*
Other	16	2,471	(99.4)%	52	13,024	(99.6)%
Total revenues	$596,356	$398,508	49.6%	$1,873,741	$1,189,729	57.5%
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$195,110	$138,298	41.1%	$620,137	$422,886	46.6%
Concession costs	15,037	11,166	34.7%	50,091	33,604	49.1%
Theatre operating expense	139,250	98,063	42.0%	433,550	291,462	48.8%
Rent	103,819	75,661	37.2%	314,383	221,681	41.8%
Preopening expense	2,931	3,515	(16.6)%	5,121	4,251	20.5%
Theatre and other closure expense	595	386	54.1%	8,285	1,317	*
	456,742	327,089	39.6%	1,431,567	975,201	46.8%
International theatrical exhibition
Film exhibition costs	8,921	2,036	*	31,065	5,566	*
Concession costs	3,042	276	*	10,780	742	*
Theatre operating expense	12,050	2,000	*	35,244	6,230	*
Rent	6,525	2,392	*	20,033	7,356	*
Preopening expense	767	—	*	1,706	—	*
Theatre closure	16	24	(33.3)%	36	73	(50.7)%
	31,321	6,728	*	98,864	19,967	*
Other	237	3,319	(92.9)%	1,183	14,501	(91.8)%
General and administrative expense:
Merger and Acquisition costs	2,826	269	*	8,547	2,909	*
Management Fee	1,250	500	*	3,750	1,500	*
Other	5,955	10,377	(42.6)%	35,996	29,418	22.4%
Restructuring charge	—	27	(100.0)%	—	3,935	(100.0)%
Depreciation and amortization	64,157	35,931	78.6%	192,687	108,478	77.6%
Disposition of assets and other gains	(5,334)	(297)	*	(11,184)	(1,067)	*
Total costs and expenses	$557,154	$383,943	45.1%	$1,761,410	$1,154,842	52.5%

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	December 28, 2006	December 29, 2005	December 28, 2006	December 29, 2005
Operating Data (at period end):
Screen additions	80	76	128	92
Screen acquisitions	—	—	32	—
Screen dispositions	371	29	649	116
Average screens—continuing operations(1)	5,092	3,366	5,111	3,350
Number of screens operated			5,340	3,690
Number of theatres operated			382	244
Screens per theatre			14.0	15.1
Attendance—continuing operations(1) (in thousands)	56,888	38,592	184,207	115,662

(1)          Includes consolidated theatres only.

(2)          We restated our financial statements for stock option awards. See Note 1 to the Consolidated Financial Statements.

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

Costs and expenses.   Total costs and expenses increased 45.1%, or $173,211,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $162,299,000.

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

Other.   Other general and administrative expense decreased 42.6%, or $4,422,000, during the thirteen weeks ended December 28, 2006 compared to the thirteen weeks ended December 29, 2005, due primarily to a curtailment gain of $10,983,000 related to our defined benefit pension plan (see Note 12—Employee Benefit Plans) partially offset by expense at Cinemex of $2,071,000, increases in other salaries of $898,000 and additional increased professional and consulting fees of $663,000, primarily related to the Merger. Additionally, stock compensation expense increased $3,199,000 based on the increase in estimated fair value for outstanding options (see Note 8—Stockholder’s Equity).

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

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $5,334,000 in the current period compared to $297,000 in the prior period. The current and prior periods include $5,250,000 and $260,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres (see Note 15—Commitments and Contingencies). The current period includes a gain on U.S. dispositions of theatres as required by and in connection with the Mergers of approximately $84,000.

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

Income Tax Benefit.   The benefit for income taxes from continuing operations was $2,100,000 for the thirteen weeks ended December 28, 2006 compared to $2,700,000 for the thirteen weeks ended December 29, 2005. See Note 11—Income Taxes to the Consolidated Financial Statements.

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

Net Loss.   Net loss was $6,501,000 and $4,541,000 for the thirteen weeks ended December 28, 2006 and December 29, 2005, respectively.

Thirty-nine weeks Ended December 28, 2006 and December 29, 2005

Revenues.   Total revenues increased 57.5%, or $684,012,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. This increase included approximately $564,712,000 of additional admission and concessions revenues resulting from the Merger.

U.S. and Canada theatrical exhibition revenues increased 49.7%, or $577,065,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Admissions revenues increased 50.5%, or $398,036,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005, due to a 41.6% increase in total attendance, including the increased attendance and admissions revenues of $334,369,000 due to the Merger, and a 6.3% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2006) increased 4.2% during the thirty-nine weeks ended December 28, 2006 over the comparable period last year, primarily due to a 4.1% increase in average ticket price and a 0.1% increase in attendance at comparable theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres (including comparable theatres acquired in the Merger) performed in line with overall performance of industry comparable theatres in the markets where we operate. Concessions revenues increased 51.5%, or $161,769,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in attendance and a 7.0% increase in average concessions per patron related primarily to price increases. Concession revenues increased by $126,013,000 due to the Merger. Other theatre revenues increased 29.5%, or $17,260,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and

NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

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

Costs and expenses.   Total costs and expenses increased 52.5%, or $606,568,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. The effect of the Merger was an increase in total costs and expenses of approximately $508,193,000.

U.S. and Canada theatrical exhibition costs and expenses increased 46.8%, or $456,366,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. Film exhibition costs increased 46.6%, or $197,251,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.3% in the current period as compared with 53.7% in the prior period due to more favorable film rental terms primarily from theatres acquired in the Merger. Concession costs increased 49.1%, or $16,487,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 due to the increase in concessions revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.5% in the current period compared with 10.7% in the prior period. As a percentage of revenues, theatre operating expense was 25.0% in the current period as compared to 25.1% in the prior period. Rent expense increased 41.8%, or $92,702,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005 primarily due to the Merger, which increased rent expense by $76,007,000. During the thirty-nine weeks ended December 28, 2006, we recognized $8,285,000 of theatre and other closure expense due primarily to the closure of 23 theatres with 227 screens and to accretion of the closure liability related to theatres closed during prior periods. During the thirty-nine weeks ended December 29, 2005, we recognized $1,317,000 of theatre and other closure expense related primarily to accretion of the closure liability related to theatres closed during prior periods.

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

Other.   Other general and administrative expense increased 22.4%, or $6,578,000, during the thirty-nine weeks ended December 28, 2006 compared to the thirty-nine weeks ended December 29, 2005. We incurred expense at Cinemex of $7,189,000, incentive-based compensation increased $2,405,000 due to improvements in operating results and we experienced increases in other salaries of $1,759,000 and professional services and consulting of $1,011,000 primarily related to the Merger. Additionally, stock compensation expense increased $3,511,000 based on the increase in estimated fair value for outstanding options (see Note 8—Stockholder’s Equity). These increases were partially offset by a curtailment gain of $10,983,000 related to our defined benefit pension plan (see Note 12—Employee Benefit Plans), and a decrease in charitable contributions of $1,187,000 due primarily to contributions related to Hurricane Katrina in the prior year.

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

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $11,184,000 in the current period compared to $1,067,000 in the prior period. The current and prior periods include $13,130,000 and $935,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres (see Note 15—Commitments and Contingencies). The current period includes a loss on the U.S. dispositions of theatres as required by and in connection with the Mergers of $1,946,000.

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

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $500,000 for the thirty-nine weeks ended December 28, 2006 compared to a benefit of $13,600,000 for the thirty-nine weeks ended December 29, 2005. See Note 11—Income Taxes.

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

Net Loss.   Net loss was $25,401,000 and $43,562,000 for the thirty-nine weeks ended December 28, 2006 and December 29, 2005, respectively.

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

Amended and Restated Fee Agreement

Pursuant to the Amended and Restated Fee Agreement as described in Note 17—Related Party Transactions, upon consummation of the initial public offering, the Sponsors will receive an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement. We estimate that our aggregate payment to the Sponsors would have been $40.1 million had the offering occurred on December 28, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2006, the Emerging Issues Task Force (“EITF”) reached a preliminary consensus on Issue No. 06-09, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Subsidiary or an Equity Method Investee (“EITF 06-09”). EITF 06-09 concludes that the parent entity should report the elimination of a lag in reporting the subsidiary’s financial results in their consolidated financial statements as a change in accounting principle through retrospective application pursuant to the provisions of FASB Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, unless it is impractical to do so. This EITF should be applied prospectively for all applicable changes, beginning in the first interim or annual period following final Board approval, and early adoption will be permitted. If this consensus were finalized, we would not expect it to have an impact on our consolidated financial position, results of operations, or cash flows.

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

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or the first quarter of fiscal 2009 for AMCE. Early adoption is permitted. We do not anticipate this standard having a material effect on our consolidated financial statements.

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”), which clarifies the ac counting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt the new requirements in the first quarter of fiscal 2008 and are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

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

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2006, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. As a result of the identification of the material weakness in our internal control over financial reporting discussed below, we have concluded that our disclosure controls and procedures were not effective as of December 28, 2006.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 28, 2006, we identified the following material weakness in our internal control over financial reporting:

•       The Company did not maintain effective internal controls to ensure that its stock-based compensation awards and management-purchased shares are appropriately recorded in its financial statements in accordance with generally accepted accounting principles. Specifically, the Company did not appropriately and timely identify the relevant characteristic of certain put rights which resulted in the Company’s failure to properly identify the appropriate financial statement classification of certain options and shares as a component of equity (as opposed to liabilities) which resulted in the inappropriate application of mark-to-market accounting and incorrect expense recognition in the income statement. This control deficiency resulted in misstatements in the consolidated financial statements for the annual and interim periods between September 29, 2005 and December 28, 2006. Additionally, this control deficiency could result in material misstatements to annual or interim financial statements that would not be prevented or detected.

Remediation of Material Weaknesses

The Company has taken actions to remediate the material weakness in our internal control over financial reporting surrounding the application of generally accepted accounting principles with respect to stock-based compensation and management-purchased shares for the reporting period ending March 29, 2007. Specifically, the Company has made improvements with respect to the design, precision and rigor of review controls over the application of stock-based compensation and management-purchased shares accounting in that appropriate levels of management and legal counsel now review proposed accounting for all newly issued stock-based compensation awards and management-purchased shares. Further, management will consider using a qualified independent third-party advisor, as deemed appropriate, with respect to more complex stock-based compensation transactions. In addition, the put rights associated with the stock options and underlying shares which resulted in previous awards being inappropriately classified as liabilities and subject to mark-to-mark accounting in the income statement were cancelled and terminated during the period ended March 29, 2007.

(b)   Changes in internal controls.

There has been no change in internal control over financial reporting during the thirteen and thirty-nine week periods ended December 28, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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