Form 10-K
period 2007-03-29
AMC ENTERTAINMENT INC
filed 2007-06-18
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2007

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

No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of June 14, 2007
Common Stock, 1¢ par value	1

DOCUMENTS INCORPORATED BY REFERENCE

None

AMC ENTERTAINMENT INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 29, 2007

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “forecast,” “estimate,” “project,” “intend,” “expect,” “should,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment Inc.,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•       national, regional and local economic conditions that may affect the markets in which we operate;

•       the levels of expenditures on entertainment in general and movie theatres in particular;

•       increased competition within movie exhibition or other competitive entertainment mediums;

•       technological changes and innovations, including alternative methods for delivering movies to consumers;

•       the popularity of theatre attendance and major motion picture releases;

•       shifts in population and other demographics;

•       our ability to renew expiring contracts at favorable rates, or to replace them with new contracts that are comparably favorable to us;

•       our need for, and ability to obtain, additional funding for acquisitions and operations;

•       risks and uncertainties relating to our significant indebtedness;

•       fluctuations in operating costs;

•       capital expenditure requirements;

•       changes in interest rates; and

•       changes in accounting principles, policies or guidelines.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty.

Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

(a)          General Development of Business

We are organized as an intermediate holding company. As discussed below, on January 26, 2006, Marquee Holdings Inc. (“Holdings”), the parent of AMC Entertainment Inc. (“AMC Entertainment”, “AMCE”, or the “Company”) merged with LCE Holdings, Inc. (“LCE Holdings”), the parent of Loews Cineplex Entertainment Corporation (“Loews”), with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMC Entertainment continuing after the merger (“the Merger” and collectively, the “Mergers”). AMC Entertainment’s principal directly owned subsidiaries are American Multi-Cinema, Inc. (“AMC”), Grupo Cinemex, S.A. de C.V. (“Cinemex”) and AMC Entertainment International, Inc. (“AMCEI”). We conduct our U.S. and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI. We are operating theatres outside the United States through Grupo Cinemex, S.A. de C.V. and its subsidiaries and AMCEI and its subsidiaries.

AMCE was founded in Kansas City, Missouri in 1920. It was incorporated under the laws of the state of Delaware on June 13, 1983. We maintain our principal executive offices at 920 Main Street, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000.

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

In December 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, LLC (“MegaStar”) for a cash purchase price of approximately $15.0 million. The acquisition included three theatres with 48 screens in the Minneapolis, Minnesota and Atlanta, Georgia areas. Operating results of the acquired theatres are included in our consolidated statements of operations from December 19, 2003.

In December 2004, we completed a merger in which AMC Entertainment was acquired by Holdings, a newly created investment vehicle owned by J.P. Morgan Partners (BHCA) L.P. and certain other affiliated funds managed by J.P. Morgan Partners, LLC (collectively, “JPMP”) and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, “Apollo” and together with JPMP, the “Marquee Sponsors”) and certain other co-investors. Marquee Inc. (“Marquee”), a wholly-owned subsidiary of Holdings’, merged with and into AMC Entertainment, with AMC Entertainment as the surviving entity. Pursuant to the terms of the merger, each issued and outstanding share of AMC Entertainment’s common stock and Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of AMC Entertainment’s preferred stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the merger was approximately $1.67 billion. Marquee was a company formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMC Entertainment (the “Predecessor”). Upon the consummation of the merger, AMC Entertainment and its parent Holdings were the surviving reporting entities (collectively the “Successor”). The merger was treated as a purchase with Marquee being the “accounting acquiror” in accordance with Statement of Financial Accounting Standards No. 141), Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMC Entertainment, as of December 23, 2004, the merger date. The consolidated financial statements presented herein are those of the accounting acquiror from its inception on July 16, 2004 through March 29, 2007, and those of its

Predecessor, AMC Entertainment, for all prior periods through the merger date. See Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

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

We recorded $4.9 million and $4.0 million of expenses related to one-time termination benefits and other costs related to the displacement of approximately 200 associates as part of the organizational restructuring and the contribution of assets by us to National CineMedia, LLC during fiscal 2005 and fiscal 2006, respectively.

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

In January 2006, Holdings merged with LCE Holdings, the parent of Loews, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMCE continuing after the Merger. LCE Holdings, a company formed by investment funds affiliated with Bain Capital Partners, LLC, or Bain Capital Partners, The Carlyle Group, and Spectrum Equity Investors, acquired 100% of the capital stock of Loews and, indirectly, Cinemex, for an aggregate purchase price of approximately $1.5 billion in July 2004. The previous stockholders of Holdings, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., held approximately 60% of Holdings’ outstanding capital stock, and the previous stockholders of LCE Holdings, including affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors (collectively, the “BCS Investors,” and together with J.P. Morgan Partners, LLC and Apollo Management, L.P., the “Sponsors”), currently hold approximately 40% of Holdings’ outstanding capital stock. Operating results of the acquired theatres are included in our consolidated statements of operations from January 26, 2006. See Note 2 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

In conjunction with the Merger, we entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees required us to hold separate and divest ourselves of 10 certain theatres. As a result, we classified the assets and liabilities of these theatres as held for sale. We sold six of these theatres during fiscal 2007 for cash, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, and closed the remaining theatre during the third quarter of fiscal 2007. One theatre continues to be held by consent of the relevant state attorney general. Proceeds from the sales were $64.3 million. These theatres were part of our U.S. and Canada theatrical exhibition operating segment. We recorded a loss on the sales of these theatres of $1.9 million during fiscal 2007.

In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal for a sales price of approximately $35 million. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of approximately $52 million. There was no gain or loss recorded on the sale of Yelmo. We no longer have continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as we no longer have operations or significant cash flows from the Iberia component.

In March 2005, we formed National CineMedia, LLC (“NCM”) with Regal Entertainment Group (“Regal”) to combine our screen advertising businesses. In July 2005, Cinemark Holdings, Inc. (“Cinemark”) joined the NCM joint venture by contributing its screen advertising business. NCM is a cinema screen advertising venture representing approximately 13,000 North American theatre screens (of which approximately 11,000 are equipped with digital projection capabilities) and reaching over 500 million movie guests annually. As of March 29, 2007, we had a 18.6% interest in NCM which we accounted for using the equity method.

In February 2007, National CineMedia, Inc. (“NCM, Inc.”), a newly formed entity that now serves as the sole manager of NCM, closed its initial public offering, or IPO, of 42,000,000 shares of its common stock at a price of $21.00 per share. In connection with the completion of NCM, Inc.’s IPO, we entered into the Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM Operating Agreement”) among American Multi-Cinema, Inc., Regal and Cinemark. Pursuant to the NCM Operating Agreement, the members were granted a redemption right to exchange common units of NCM for NCM, Inc. shares of common stock on a one-for-one basis, or at the option of NCM, Inc., a cash payment equal to the market price of one share of NCM, Inc.’s common stock. Upon execution of the NCM Operating Agreement, each existing preferred unit of NCM held by American Multi-Cinema, Inc., Regal and Cinemark was redeemed in exchange for $13.7782 per unit, resulting in the cancellation of each preferred unit. NCM used the proceeds of a new $725 million term loan facility and $59.8 million of net proceeds from the NCM, Inc. IPO to redeem the outstanding preferred units. We received approximately $259.3 million in the aggregate for the redemption of all our preferred units in NCM.

In connection with the completion of NCM, Inc.’s IPO, we also entered into an Exhibitor Services Agreement (“ESA”) with NCM whereby in exchange for approximately $231.3 million, we agreed to modify NCM’s payment obligations under the prior Exhibitor Services Agreement. We have recorded the payment received for modification of the ESA as deferred revenues in our consolidated financial statements. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which we are paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to American Multi-Cinema, Inc., Regal and Cinemark will not be less than 12% of NCM’s aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. Additionally, we entered into the First Amended and Restated Loews Screen Integration Agreement with NCM pursuant to which we will pay NCM an amount that approximates the EBITDA that NCM would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of NCM, Inc.’s IPO, and NCM issued to us common membership units in NCM, increasing our ownership interest to approximately 33.7%; such Loews payments will be made quarterly until May 2008 and are expected to approximate $15.9 million in  the aggregate. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, we are required to purchase such time from NCM at a negotiated rate. In addition, we expect to receive mandatory quarterly distributions of excess cash from NCM pursuant to contractual obligations entered into in connection with the NCM, Inc. IPO. Subsequent to the NCM, Inc. IPO as of March 29, 2007, we held an 18.6% interest in NCM accounted for following the equity method. We recorded a change of interest gain of $132.6 million pursuant to SAB Topic 5H and received distributions in excess of our investment in NCM related to the redemption of preferred and common units of $106.2 million as components of equity in earnings of non-consolidated entities during fiscal 2007.

We used the proceeds from the preferred unit redemption and the ESA modification payment described above as well as approximately $26.5 million we received by selling common units in NCM to NCM, Inc. in connection with the exercise of the underwriter’s option to purchase additional shares in the NCM, Inc. IPO together with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012. We redeemed our 9 1/2% senior subordinated notes due 2011 on March 19, 2007, and our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012 on March 23, 2007. We refer to the redemption of our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012 in this Form 10-K as the “Bond Redemptions” and we refer to the NCM, Inc. IPO and the other related transactions described above, including the Bond Redemptions, as the “NCM Transactions.”

Also in February 2007, we, along with Cinemark and Regal entered into a joint venture known as Digital Cinema Implementation Partners LLC, a Delaware limited liability company (“DCIP”), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Each of AMCE, Cinemark and Regal has an equal ownership interest in DCIP. Travis Reid, one of our current directors and former president and chief executive officer of Loews, is the chief executive officer of DCIP, and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of us, Cinemark and Regal.

In March 2007, the board of directors of Fandango, Inc. (“Fandango”), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the “Fandango Merger Agreement”), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in the first quarter of fiscal 2008. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we estimate that we will have received approximately $20.0 million in cash consideration in connection with the sale of our interest in Fandango primarily during the first quarter of fiscal 2008. Our investment in Fandango is currently recorded at $2.0 million.

On June 11, 2007, Marquee Merger Sub Inc. (“merger sub”), a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. (“Parent”), merged with and into Holdings, with Holdings continuing as the surviving corporation (the “holdco merger”).  As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings’ common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into the right to receive a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings’ governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and our other stockholders.  The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Holdings’ stockholders.

(b)          Financial Information about Segments

For information about our operating segments, see Note 17 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

(c)           Narrative Description of Business

BUSINESS

We are one of the world’s leading theatrical exhibition companies based on a number of characteristics, including total revenues. We were founded in 1920 and since that time have pioneered many of the industry’s most important innovations, including the multiplex theatre format in the early 1960’s and the North American megaplex theatre format in the mid-1990’s. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews and General Cinema, and we have a demonstrated track record of successfully integrating those companies through timely theatre conversion, headcount reductions and consolidation of corporate operations. As of March 29, 2007, we owned, operated or held interests in 379 theatres with a total of 5,314 screens, approximately 87% of which were located in the United States and Canada. Our theatres are primarily located in large urban markets in which we have a strong market position relative to our competitors. We believe that we have one of the most modern and productive theatre circuits, as evidenced by our average screen per theatre count of 14.0 and our U.S. attendance per theatre of approximately 680,000 patrons, both of which we believe to be substantially in excess of industry averages. For the 52 weeks ended March 29, 2007, we had revenues of $2.5 billion, earnings from continuing operations of $131.6 million and net cash provided by operating activities of $417.8 million.

In the United States and Canada, as of March 29, 2007, we operated 313 theatres with 4,611 screens in 30 states, the District of Columbia and 2 Canadian provinces. We have a significant presence in most major urban “Designated Market Areas,” or “DMA’s” (television areas as defined by Nielsen Media Research). Our U.S. and Canada theatre circuit represented 92.8% of our revenues for the 52 weeks ended March 29, 2007.

The following table provides detail with respect to the geographic location of our U.S. and Canada theatre circuit as of March 29, 2007:

United States and Canada	Theatres(1)	Screens(1)
California	36	567
Texas	25	478
Florida	26	422
New Jersey	24	300
New York	27	279
Illinois	18	271
Michigan	13	214
Georgia	11	177
Arizona	9	183
Pennsylvania	14	158
Washington	15	149
Maryland	14	148
Massachusetts	10	129
Ohio	9	133
Virginia	9	131
Missouri	8	117
Minnesota	5	78
Colorado	3	62
Louisiana	5	68
North Carolina	3	60
Oklahoma	3	60
Kansas	2	49
Indiana	3	40
Connecticut	2	36
District of Columbia	4	27
South Carolina	3	28
Nebraska	1	24
Kentucky	1	20
Wisconsin	1	18
Arkansas	1	16
Utah	1	9
Total United States	306	4,451
Canada	7	160
Total United States and Canada	313	4,611

(1)             Included in the above table are five theatres and 64 screens that we manage or in which we have a partial interest.

As of March 29, 2007, our international circuit of 66 theatres with 703 screens consisted principally of wholly-owned theatres in Mexico and an unconsolidated joint venture in South America. In Mexico, we owned and operated 44 theatres with 488 screens primarily located in the Mexico City Metropolitan Area, or MCMA, through Grupo Cinemex, S.A. de C.V. and its subsidiaries (Cinemex). We believe that we have the number one market share in the MCMA with an estimated 49% of MCMA attendance through December 31, 2006. We also had three wholly-owned theatres and 42 screens in Europe. Our wholly-owned international circuit represented 7.2% of our revenues for the 52 weeks ended March 29, 2007.

In addition, as of March 29, 2007, we participated in 50% joint ventures in South America (Hoyts General Cinema South America, or HGCSA) which collectively owned 17 theatres with 160 screens. Although we do not consolidate our joint ventures, we have been able to capture value for these assets through divestitures. For example, in July 2005, Loews received a distribution from its South Korea circuit, Megabox Cineplex, Inc., or Megabox, of approximately $11.9 million (12.3 billion South Korean won), net of local withholding taxes. In December 2005, Loews sold its 50% stake in Megabox, which sale generated approximately $78.4 million (79.5 billion South Korean won) in proceeds, net of local withholding taxes. In May 2006, AMCEI and our subsidiary AMC Entertainment International Limited sold its interests in

AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemex E Espectáculos, LDA, which owned and operated one theatre with 20 screens in Portugal for a net sales price of approximately $35.4 million. Additionally, in December 2006, we sold our investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52.1 million.

The following table provides detail with respect to the geographic location of our international theatre circuit as of March 29, 2007:

International	Theatres(1)	Screens(1)
Mexico	44	488
Argentina(2)	9	87
Brazil(2)	1	15
Chile(2)	6	50
Uruguay(2)	1	8
China (Hong Kong)(3)	2	13
France	1	14
United Kingdom	2	28
Total International	66	703

(1)             Included in the above table are 19 theatres and 173 screens that we manage or in which we have a partial interest.

(2)             Operated through HGCSA.

(3)             Although we sold our only theatre in Hong Kong on January 5, 2006, we maintain a partial interest represented by a license agreement with purchaser for continued use of our trademark.

We have improved the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. As of March 29, 2007, 3,320, or approximately 72%, of our screens in the United States and Canada were located in megaplex theatres. The average number of screens per theatre in the United States and Canada as of March 29, 2007 was 14.7 for the combined company, which was well above the National Association of Theatre Owners average of 6.5 and indicative of the extent to which we have upgraded our theatre circuit.

The following table sets forth historical information of AMC Entertainment and Loews, on a combined basis, concerning new builds (including expansions), acquisitions and dispositions (including disposals to comply with the U.S. Department of Justice and State Attorney General requirements for approval of the Mergers and our Portugal and Spain dispositions) and end of period theatres and screens through March 29, 2007:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres(1)
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
1996	9	177	–	–	42	180	371	2,569
1997	20	368	–	–	30	133	361	2,804
1998	28	674	–	–	33	151	356	3,327
1999	33	547	314	1,736	73	278	630	5,332
2000	33	650	–	–	96	490	567	5,492
2001	16	262	–	–	144	837	439	4,917
2002	15	255	5	68	54	338	405	4,902
2003	7	123	109	1,155	106	829	415	5,351
2004	9	133	3	48	27	190	400	5,342
2005	7	89	–	–	16	102	391	5,329
2006	14	197	–	–	30	264	375	5,262
2007	8	122	–	–	28	307	355	5,077
	199	3,597	431	3,007	679	4,099

(1)             Excludes 24 theatres and 237 screens that we manage or in which we have a partial interest.

Our Competitive Strengths

There are several principal characteristics of our business that we believe make us a particularly effective competitor in our industry and position us well for future growth. These include:

•       our leading scale and major market position;

•       our modern, highly productive theatre circuit;

•       our strong cash flow generation; and

•       our proven management team.

Leading Scale and Market Position.   We are one of the world’s leading theatrical exhibition companies and enjoy geographic market diversification and leadership in major markets worldwide. We believe the breadth of our operations allows us to achieve economies of scale, providing us with competitive advantages in real estate negotiations, theatre-level operations, purchasing, theatre support and general and administrative activities. We also believe our size and scale positions us to benefit from positive industry attendance trends and revenue generating opportunities.

Our theatres are generally located in large, urban markets. Traditionally, the population densities, affluence and ethnic and cultural diversity of top DMA’s generate higher levels of box office per capita and greater opportunity for a broader array of film genres, all of which we believe position our circuit to benefit from the potential growth in these markets. We also believe our major-market presence makes our theatres incrementally more important to studios who rely on our markets for a disproportionate share of box office receipts. As of March 29, 2007, we operated in all but two of the Top 25 DMA’s, and had the number one or two market share in 21 of the top 25 DMA’s, including the number one market share in New York City, Chicago, Dallas and Washington D.C. Our theatres are usually located near or within developments that include retail stores, restaurants and other activities that complement the movie-going experience.

Modern, Highly Productive Theatre Circuit.   We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. From April 1995 through March 29, 2007, AMC Entertainment and Loews built 199 theatres with 3,597 new screens, acquired 431 theatres with 3,007 screens and disposed of 679 theatres with 4,099 screens. Of the total new build screens, 2,933 were added during the April 1995 through March 2002 period as we led the industry in modernizing our circuit through development of megaplex theatres. As of March 29, 2007, 3,320, or approximately 72%, of our screens in the U.S. and Canada were located in megaplex theatres and the average number of screens per theatre was 14.7 for the combined company as of March 29, 2007, more than twice the industry average of 6.5, according to the National Association of Theatre Owners.

We believe our megaplex theatres provide a more enjoyable experience for our patrons, in that they offer a wider selection of films and showtimes and generally are equipped with a variety of other amenities. Accordingly, we believe our high proportion of megaplex theatres provide us with better asset utilization and enhanced revenue opportunities. For the 52 weeks ended March 29, 2007, we had the number one market share in New York City, Chicago, Dallas and Washington D.C. among others, and we operated 23 of the top 50 theatres in the U.S. and Canada in terms of box office revenue as measured by Rentrak. Our next closest competitor operated nine of the top 50 theatres. For the 52 weeks ended March 29, 2007, our theatre circuit in the United States and Canada produced box office revenues per screen at rates approximately 27% higher than our closest peer competitor and 46% higher than the industry average, as measured by Rentrak. On average, our theatres do more business and serve more customers, which positions us to benefit from our highly profitable concessions operations and growth in other ancillary sources of revenue.

Strong Cash Flow Generation.   The combination of our major market focus and highly productive theatre circuit allows us to generate significant cash flow. For the fifty-two weeks ended March 29, 2007, our net cash provided by operating activities totaled $417.8 million. In future years, we expect to generate enough cash flow to maintain existing facilities, consistent with our high standards of quality, invest in our business when we find attractive opportunities to build or acquire theatres, service our debt, and pay dividends to our stockholders.

Proven Management Team.   Our senior management team has an average of approximately 24 years of experience in the theatrical exhibition industry. Our leadership team has guided our company through a number of economic and industry cycles, and has successfully integrated a number of important acquisitions while achieving immediate cost savings.

Our Strategy

Our strategy is driven by three primary elements:

•       growing our core and ancillary revenues by enhancing and extending our business and brands;

•       maximizing operating efficiencies by focusing on the fundamentals of our business; and

•       optimizing our theatre portfolio through selective new builds, acquisitions and the disposition of underperforming theatres.

Growing Core and Ancillary Revenues.   We believe we have opportunities to increase our core and ancillary revenues through strategic marketing initiatives, new product offerings and other enhancements to our business. Since fiscal 2001 theatre revenues per patron for AMC Entertainment have increased by a 5.0% compound annual growth rate, or CAGR, which resulted in a per patron increase of more than $2.59 over this period.

Over the years we have implemented a number of key programs and initiatives designed to grow our core and ancillary revenues. For example:

•       In 2006, we implemented specific marketing initiatives targeted at increasing attendance. In addition, we have introduced value oriented pricing and product combinations as part of our concession offerings, increasing both concession spending per patron and our profitability;

•       Our MovieWatcher frequent moviegoer loyalty program has approximately 1.6 million active members, which we believe to be among the largest of its kind in the industry;

•       We introduced the AMC Entertainment Card in October 2002, the first stored-value gift card sold circuit-wide in the industry. We currently sell the card through several marketing alliances at approximately 50,000 retail outlets throughout the United States and Canada;

•       We were a founding member and currently own approximately 18.6% of National CineMedia, LLC, a cinema screen advertising venture representing approximately 13,000 North American theatre screens (of which approximately 11,000 are equipped with digital projection capabilities) that reaches over 500 million movie guests annually; and

•       We were a founding partner and currently own approximately 27% of MovieTickets.com, an Internet ticketing venture representing over 9,500 screens.

Maximizing Operating Efficiencies.   A fundamental focus of our business is managing our costs and expenses and improving our margins. Since fiscal 2001, we have implemented initiatives which have resulted in the following:

•       Our cost of operations has declined as a percentage of total revenues from 67.4% in fiscal 2001 to 63.2% for the 52 weeks ended March 29, 2007;

•       Our general and administrative expense, excluding stock compensation, for AMC Entertainment has declined as a percentage of total revenue from 2.7% in fiscal 2001 to 1.8% during the 52 weeks ended March 29, 2007.

Optimizing Our Theatre Portfolio.   Our highly productive theatre circuit is a function of our new build, theatre disposition and acquisition strategies. Because we are a recognized leader in the development and operation of megaplex theatres and because we have significant financial resources, we believe that we will continue to have a strong pipeline of attractive new build opportunities. We intend to selectively pursue such opportunities where the characteristics of the location and the overall market meet our strategic and financial return criteria. As of March 29, 2007, we had 9 U.S. theatres with 118 screens and one Canada theatre with 24 screens under construction and scheduled to open in fiscal 2008.

We believe that a major factor that further differentiates us from our competitors and has contributed to our overall theatre portfolio quality has been our proactive efforts to close or dispose of older, underperforming theatres. Since fiscal 1995, our last fiscal year before the first North American megaplex theatre opened, we have closed or disposed of 4,099 screens on a combined basis, 1,709 of which were owned by AMC Entertainment at the time of disposal and 2,390 of which were owned by Loews. We have identified 44 theatres with 385 screens that we may close over the next one to three years due to the expiration of leases or early lease terminations. In order to maintain a modern, high quality theatre circuit, we will continue to evaluate our theatre portfolio and, where appropriate, dispose of theatres through closures, lease terminations, lease buyouts, sales or subleases. In all, we estimate that after giving effect to anticipated new builds and theatre closures, we will have replaced older, underperforming theatres representing between 365 and 405 total screens with new builds representing between 370 and 410 total screens from fiscal 2008 through 2010. Actual numbers of closures and new builds from fiscal 2008 through 2010 may differ materially from our estimates.

The theatrical exhibition business has been consolidating, with the top four exhibitors accounting for approximately 53% of box office revenues in 2006 compared to 29% in 1995. We have played a key role in this consolidation process. Our acquisition of Loews on January 26, 2006 combined two leading theatrical exhibition companies, each with a long history of operating in the industry, and increased the number of screens we operated by 47%. As of March 29, 2007, we owned, operated or held interests in a geographically diverse theatre circuit consisting of 379 theatres and 5,314 screens.

Film Licensing

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

During the period from 1990 to 2006, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 599 in 2006, according to the Motion Picture Association 2006 MPA Market Statistics.

North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. As of March 29, 2007, approximately 88% of our screens in the United States were located in film licencing zones where we are the sole exhibitor.

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

There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Buena Vista Pictures (Disney), Paramount Pictures, Universal Pictures, Warner Bros. Distribution, New Line Cinema, SONY Pictures Releasing, Lions Gate Films, Focus, Twentieth Century Fox, Weinstein Company and MGM. Films licensed from these distributors accounted for approximately 95% of our U.S. and Canadian admissions revenues during fiscal 2007. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s motion pictures in any given year. In fiscal 2007, no single distributor accounted for more than 7% of the motion pictures that we licensed or for more than 20% of our box office admissions.

Concessions

Concessions sales are our second largest source of revenue after box office admissions. Concessions items include popcorn, soft drinks, candy, hot dogs and other products. Different varieties of candy and soft drinks are offered at our theatres based on preferences in that particular geographic region. We have also implemented “combo-meals” for patrons which offer a pre-selected assortment of concessions products and offer co-branded and private label products that are unique to us.

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

We staff our theatres with personnel capable of making day-to-day operating decisions. A portion of management’s compensation at each theatre is linked to the operating results of that theatre. All theatre level personnel complete formal training programs to maximize both customer service and the efficiency of our operations. Theatre managers receive market-based training within their first 18 months with us which focuses on operations administration, marketing and information systems interpretation.

Theatre staffing varies depending on the size and configuration of the theatre and levels of attendance. For example, a typical 10-screen movie theatre may have four managers with 50 associates while a megaplex theatre may have eight managers and 125 associates. We are committed to developing the strongest possible management teams and seek college graduates for career management positions.

Employees

As of March 29, 2007, we employed approximately 1,200 full-time and 19,800 part-time employees. Fewer than 1% of our part-time employees were minors who were paid the minimum wage.

Approximately 1.8% of our domestic employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators (and affiliated local unions). We believe that our relationship with this union is satisfactory. Approximately 80% of our Cinemex employees are represented by unions. We consider our employee relations to be good.

Theatrical Exhibition Industry and Competition

Theatrical exhibition is the primary initial distribution channel for new motion picture releases and we believe that the theatrical success of a motion picture is often the most important factor in establishing its value in the other parts of the product life cycle (DVD, cable television and other ancillary markets).

Theatrical exhibition has demonstrated long-term steady growth. U.S. and Canadian box office revenues increased by a 4.7% CAGR over the last 20 years, driven by increases in both ticket prices and attendance. Ticket prices have grown steadily over the past 20 years, growing at a 2.9% CAGR. In calendar 2006, industry box office revenues were $9.5 billion, an increase of 5.5%, compared to a decrease of 5.7% in calendar year 2005. Attendance increased 3.3% during calendar year 2006 compared to calendar year 2005. We believe this recovery was driven by several factors, the most critical of which was the improved quality of the 2006 film slate (as measured by critical reception) compared to 2005.

The following table represents information about the exhibition industry obtained from NATO and from estimates by management for number of theatres and screens in 2006.

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens	Screens Per Theatre
2006	$9,488	1,449	$6.55	5,700	37,700	6.6
2005	8,991	1,403	6.41	5,713	37,092	6.5
2004	9,539	1,536	6.21	5,629	36,012	6.4
2003	9,488	1,574	6.03	5,700	35,361	6.2
2002	9,520	1,639	5.80	5,712	35,170	6.2
2001	8,413	1,487	5.65	5,813	34,490	5.9
2000	7,661	1,421	5.39	6,550	35,567	5.4
1999	7,448	1,465	5.06	7,031	36,448	5.2
1998	6,949	1,481	4.69	6,894	33,418	4.8
1997	6,365	1,388	4.59	6,903	31,050	4.5
1996	5,911	1,339	4.42	7,215	28,905	4.0
1995	5,493	1,263	4.35	7,151	26,995	3.8

There are approximately 570 companies competing in the North American theatrical exhibition industry, approximately 360 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from the NATO 2006-07 Encyclopedia of Exhibition, we believe that the ten largest exhibitors (in terms of number of screens) operated approximately 61% of the indoor screens in 2006. This statistic is up from 34% in 1999 and is evidence that the theatrical exhibition business in the United States and Canada has been consolidating. During the period from 1995, when we first introduced the North American megaplex theatre, to 1999, U.S. and Canada screen count grew at an 8% CAGR from 27,000 to approximately 36,500. Since then, screen counts have grown at a more moderate pace, resulting in a total screen count of 37,700 at the end of 2006. According to NATO and the Motion Picture Association 2006 MPA Market Statistics, average screens per theatre have increased from 3.8 in 1995 to 6.6 in 2006, which we believe is indicative of the industry’s development of megaplex theatres.

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

We believe the theatrical exhibition industry is and will continue to be attractive for a number of key reasons, including:

A Highly Popular Consumer Experience.   Going to the movies is one of the most popular out-of-home entertainment experiences in the U.S. We believe the popularity of moviegoing is driven by a number of factors, including the widespread availability of movie theatres and the affordability of tickets relative to other recreational activities. The estimated average price of a movie ticket was $6.55 in 2006, considerably less than other forms of out-of-home entertainment such as concerts and sporting events.

Long History of Steady Growth.   Box office revenues in the U.S. and Canada have increased at a 4.7% CAGR over the last 20 years, driven by increases in both ticket prices and attendance. This timeframe has included periods of downturn in both the economy in general and the theatrical exhibition industry in particular.

Importance to Studios.   We believe that the theatrical success of a motion picture is often the key determinant in establishing its value in the other parts of the product life cycle, such as DVD, cable television, merchandising and other ancillary markets. As a result, we believe motion picture studios will continue to work cooperatively with theatrical exhibitors to ensure the continued value of the theatrical window.

Exhibition Industry has Consolidated and Rationalized.   After a period of rapid expansion in the late-1990’s, the exhibition industry has experienced significant consolidation and circuit rationalization. The top four exhibitors now account for 53% of box office revenues compared to 29% in 1995. Under this new industry model, screen count growth (as an annual percentage) has been in the low-single digits compared to significantly greater growth in the late-1990’s. We have played a key role in this consolidation process: our acquisition of Loews on January 26, 2006 combined two leading theatrical exhibition companies, each with a long history of operating in the industry, and increased the number of screens we operated by 47%.

Significant Ongoing Investment in Motion Pictures.   The number of films released in the U.S. has increased in each of the past five years. Most recently, this reflects, among other things, a significant investment in the movie business from non-traditional sources. A number of recent motion picture financings have attracted significant participation from large financial institutions looking to diversify their portfolios. We believe the impact of this investment will be the further increase in the number of movies produced each year.

Movie Quality Drives Attendance.   In 2006, the movie business experienced a marked improvement over 2005, with box office revenues increasing 5.5%, compared to a decrease of more than 5% in 2005. We believe this recovery was driven by several factors, the most critical of which was the improved quality of the 2006 film slate (as measured by critical reception) compared to 2005. In 2006, the industry experienced significant contributions not only from blockbuster films such as Pirates of the Caribbean: Deadman’s Chest and Cars, but also from a number of successful and critically acclaimed lower-budget films such as Borat, The Devil Wears Prada and The Break-Up. A number of high-profile films are expected to debut in 2007 and 2008, including installments of popular movie franchises such as Harry Potter, Indiana Jones, Spider-Man, Shrek and Pirates of the Carribean.

Regulatory Environment

The distribution of motion pictures is, in large part, regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. The consent decrees resulting from one of those cases, to which we were not a party, have a material impact on the industry and us. Those consent decrees bind certain major motion picture distributors and require the motion pictures of such distributors to be offered and licensed to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. We understand that the Department of Justice is presently evaluating its enforcement policy with respect to those consent decrees.

Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999, the Civil Rights Division of the Department of Justice filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. In separate rulings in 2002 and 2003 the court ruled against us in the “line of sight” and the “non-line of sight” aspects of this case. In 2003, the court entered a consent order and final judgment about the non-line of sight aspects of this case. On January 10, 2006, a federal judge in the United States District Court for the Central District of California ruled in favor of the Department of Justice with respect to a remedy in the line of sight aspects of this case. We have appealed this portion of the court’s order. See Part I Item 3.—Legal Proceedings of this Annual Report on Form 10-K.

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

(d)          Financial Information About Geographic Areas

For information about the geographic areas in which we operate, see Note 17 to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. During fiscal 2007, revenues from our theatre operations outside the United States accounted for 9.3% of our total revenues. Our U.S. and Canada operations include megaplexes in Canada as well. There are significant differences between the theatrical exhibition industry in the United States and in these international markets. These include:

•       Fluctuating currency values. For information about our exposure to foreign currency exchange rates, see “Quantitative and Qualitative Disclosures About Market Risk” under Part II Item 7A. of this Annual Report on Form 10-K.

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

(e)           Available Information.

We make available on our web site (www.amctheatres.com) under “Investor Resources—SEC Filings”, free of charge, Holdings’ and AMCE’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Item 1A. Risk Factors.

RISK FACTORS

Risks Related to Our Business

Our substantial debt could adversely affect our operations and prevent us from satisfying our obligations under our debt obligations.

We have a significant amount of debt. As of March 29, 2007, we had $1,687.4 million of outstanding indebtedness. In addition, as of March 29, 2007, $177.5 million was available for borrowing as additional senior debt under our senior secured credit facility. As of March 29, 2007, our subsidiaries had approximately $5.0 billion of undiscounted rental payments under operating leases (with initial base terms of between 15 and 20 years).

The amount of our indebtedness and lease and other financial obligations could have important consequences to you. For example, it could:

•       increase our vulnerability to general adverse economic and industry conditions;

•       limit our ability to obtain additional financing in the future for working capital, capital expenditures, dividend payments, acquisitions, general corporate purposes or other purposes;

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

If we fail to make any required payment under our senior secured credit facility or to comply with any of the financial and operating covenants contained therein, we would be in default. Lenders under our senior secured credit facility could then vote to accelerate the maturity of the indebtedness under the senior secured credit facility and foreclose upon the stock and personal property of our subsidiaries that is pledged to secure the senior secured credit facility. Other creditors might then accelerate other indebtedness. If the lenders under the senior secured credit facility accelerate the maturity of the indebtedness thereunder, we might not have sufficient assets to satisfy our obligations under the senior secured credit facility or our other indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment Inc.—Liquidity and Capital Resources.”

Our indebtedness under our senior secured credit facility bears interest at rates that fluctuate with changes in certain prevailing interest rates (although, subject to certain conditions, such rates may be fixed for certain periods). If interest rates increase, we may be unable to meet our debt service obligations under our senior secured credit facility and other indebtedness.

We have had significant financial losses in recent years.

AMC Entertainment has reported net losses in each of the last nine fiscal years prior to fiscal 2007. AMC Entertainment’s cumulative net losses for the period were approximately $512.0 million. Our earnings from continuing operations for the 52 weeks ended March 29, 2007 was $131.6 million. If we continue to experience such losses as we have prior to fiscal 2007, we may be unable to meet our payment obligations while attempting to expand our circuit and withstand competitive pressures or adverse economic conditions.

We face significant competition for new theatre sites, and we may not be able to build or acquire theatres on terms favorable to us.

We anticipate significant competition from other exhibition companies and financial buyers when trying to acquire theatres, and there can be no assurance that we will be able to acquire such theatres at reasonable prices or on favorable terms. Moreover, some of these possible buyers may be stronger financially than we are. In addition, given our size and market share, as well as our recent experiences with the Antitrust Division of the United States Department of Justice in connection with the Mergers and prior acquisitions, we may be required to dispose of theatres in connection with future acquisitions that we make. As a result of the foregoing, we may not succeed in acquiring theatres or may have to pay more than we would prefer to make an acquisition.

Acquiring or expanding existing circuits and theatres may require additional financing, and we cannot be certain that we will be able to obtain new financing on favorable terms, or at all.

Our net capital expenditures aggregated approximately $138.7 million for fiscal 2007. We estimate that our planned capital expenditures will be approximately $160.0 million in fiscal 2008 and less than that in each of fiscal 2009 and 2010. Actual capital expenditures in fiscal 2008, 2009 and 2010 may differ materially from our estimates. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

Acquisition opportunities that would increase our number of theaters in markets where we have a leading market share may result in an antitrust review that requires us to dispose of theatres in such markets in order to complete such acquisitions.

Given our size and market share, pursuit of acquisition opportunities that would increase the number of our theatres in markets where we have a leading market share would likely result in significant review by the Antitrust Division of the United States Department of Justice, and we may be required to dispose of theatres in order to complete such acquisition opportunities. For example, in connection with the Merger Transactions, we were required to dispose of 10 theaters located in various markets across the U.S., including New York City, Chicago, Dallas and San Francisco. As a result, we may not be able to succeed in acquiring other exhibition companies or may have to dispose of a significant number of theatres in key markets in order to complete such acquisitions.

The agreements governing our indebtedness contain covenants that may limit our ability to take advantage of certain business opportunities advantageous to us.

The agreements governing our indebtedness contain various covenants that limit our ability to, among other things:

•       incur or guarantee additional indebtedness;

•       pay dividends or make other distributions to our shareholders;

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

Although the indentures for our notes contain a fixed charge coverage test that limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indentures do not impose any limitation on our incurrence of capital or finance lease obligations or liabilities that are not considered “Indebtedness” under the indentures (such as operating leases), nor do they impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might be designated as “unrestricted subsidiaries,” which are subsidiaries that we designate, which are not subject to the restrictive covenants contained in the indentures governing our notes. Furthermore, there are no restrictions in the indentures on our ability to invest in other entities (including unaffiliated entities) and no restrictions on the ability of our subsidiaries to enter into agreements restricting their ability to pay dividends or otherwise transfer funds to us. Also, although the indentures limit our ability to make restricted payments, these restrictions are subject to significant exceptions and qualifications.

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

•       the diversion of management’s attention and other resources;

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

Our ability to make payments on and refinance our debt and other financial obligations, and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, Holdings may decide to begin paying cash interest on its 12% senior discount notes due 2014. Holdings ability to service the 12% senior discount notes due 2014 is subject to the restrictions on distributions from AMCE contained in our senior secured credit facility and the indentures governing AMCE’s debt securities. As of March 29, 2007, the maximum amount AMCE would have been permitted to distribute to Holdings in compliance with our senior secured credit facility and the indentures governing AMCE’s debt securities was approximately $200.0 million.

In addition, our notes require us to repay or refinance those notes when they come due. If our cash flows were to prove inadequate to meet our debt service, rental and other obligations in the future, we may be required to refinance all or a portion of our existing or future debt, on or before maturity, to sell assets or to obtain additional financing. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility, sell any such assets or obtain additional financing on commercially reasonable terms or at all.

The terms of the agreements governing our indebtedness do not prohibit us from incurring additional indebtedness. If we are in compliance with the financial covenants set forth in the senior secured credit facility and our other outstanding debt instruments, we may be able to incur substantial additional indebtedness. If we incur additional indebtedness, the related risks that we face may intensify.

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

In addition, we typically require 18 to 24 months in the United States and Canada from the time we identify a site to the opening of the theatre. We may also experience cost overruns from delays or other unanticipated costs. Furthermore, these new sites may not perform to our expectations.

Our investment in and revenues from NCM may be negatively impacted by the competitive environment in which NCM operates.

Even after giving effect to the NCM Transactions, we will maintain an investment in NCM. NCM’s in-theatre advertising operations compete with other cinema advertising companies and other advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that NCM’s in-theatre advertising format will be favorably received by the theater-going public. If NCM is unable to generate expected sales of advertising, it may not maintain the level of profitability we hope to achieve, its results of operations may be adversely affected and our investment in and revenues from NCM may be adversely impacted.

We may suffer future impairment losses and lease termination charges.

The opening of large megaplexes by us and certain of our competitors has drawn audiences away from some of our older, multiplex theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. As a result, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005. AMC Entertainment’s impairment losses from continuing operations over this period aggregated to $198.8 million. Loews’ impairment losses aggregated $4 million in the period since it emerged from bankruptcy in 2002. Beginning fiscal 1999 through March 29, 2007, AMC Entertainment also incurred lease termination charges aggregating $76.9 million. Historically, Loews has not incurred lease termination charges on its theatres that were disposed of or closed. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations.

Our international and Canadian operations are subject to fluctuating currency values.

We own, operate or have interests in megaplexes in Canada, Mexico, Argentina, Brazil, Chile, Uruguay, France and the United Kingdom. Because the results of operations and the financial position of Cinemex and our other foreign operations, including our foreign joint ventures, are reported in their respective local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, our financial results are impacted by currency fluctuations between the dollar and those local currencies. During the 52 weeks ended March 29, 2007, revenues from our theatre operations outside the United States accounted for 9% of our total revenues. As a result of our international operations, we have risks from fluctuating currency values. As of March 29, 2007, a 10% fluctuation in the value of the United States dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $1.4 million and $40.6 million, respectively. We do not currently hedge against foreign currency exchange rate risk.

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

Our theatres must comply with Title III of the Americans with Disabilities Act of 1990, or ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance.

On January 29, 1999, the Department of Justice, or the Department, filed suit alleging that AMCE’s stadium-style theatres violate the ADA and related regulations. On December 5, 2003, the trial court entered a consent order and final existing judgment under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. On January 10, 2006, the trial court ruled in favor of the Department. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMCE estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of twenty-one months or as extended by agreement between the parties. Through March 29, 2007 AMCE has incurred approximately $13.0 million of these costs. AMCE has appealed the trial court’s order to the Ninth Circuit Court of Appeals and both parties have filed their briefs. See Part I Item 3.—Legal Proceedings of this Form 10-K.

We will not be required to evaluate our internal controls over financial reporting under the standards required by Section 404 of the Sarbanes-Oxley Act of 2002 until our fiscal year ending in March 2008.

We will not be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until our fiscal year ending in March 2008. Section 404 requires management of a reporting company to annually review, assess and disclose the effectiveness of a company’s internal controls over financial reporting and to provide an attestation by an independent registered public accounting firm, which addresses such assessments. We do not expect to be subject to the formal requirements of Section 404 until our fiscal year ending in March 2008. Nevertheless, as a result of our disclosures in the past, we would undertake to notify investors of any changes to our internals controls, including any identification of a material weakness in those internal controls.

We are party to significant litigation.

We are subject to a number of legal proceedings and claims that arise in the ordinary course of our business. We cannot be assured that we will succeed in defending any claims, that judgments will not be entered against us with respect to any litigation or that reserves we may set aside will be adequate to cover any such judgments. If any of these actions or proceedings against us is successful, we may be subject to significant damages awards. In addition, the defense of these claims divert the attention of our management and other personnel for significant periods of time. For a description of our legal proceedings, see Part I Item 3.—Legal Proceedings of this Form 10-K.

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

Our success is dependent in part on the efforts of key members of our management team. In particular, Mr. Peter C. Brown, our chairman and chief executive officer, has substantial experience and expertise in the theatrical exhibition industry and has made significant contributions to our growth and success. The loss of Mr. Brown’s services or the services of other key members of our management team could materially adversely affect our business, financial condition, results of operations or prospects.

In addition, competition for skilled professionals is intense. The loss of any of these professionals or the inability to recruit these individuals in our markets could adversely affect our ability to operate our business efficiently and profitably and could harm our ability to maintain our desired levels of service.

We may suffer material losses or damages, or be required to make material payments on existing lease and other guaranty obligations, concerning entities, businesses and assets we no longer own as a result of the disposition by Loews of its Canadian and German film exhibition operations prior to the Mergers, and we may not be able to collect on indemnities from the purchaser of our Canadian and German film exhibition operations in order to satisfy these losses, damages or payments.

We may suffer losses or damages as a result of claims asserted by third parties relating to the Canadian and German entities which Loews no longer owns as a result of dispositions by Loews prior to the Mergers. While we cannot predict at this time what claims third parties may potentially assert against us, or the frequency or magnitude of such claims, such claims may include matters related to Loews’ former ownership and operation of the Canadian and German entities and their respective businesses or assets (including matters related to the initial public offering of the Cineplex Galaxy Income Fund in Canada). In addition, Loews has guaranteed certain real property leases for theatres located in Canada and in Germany which Loews no longer owns following the Loews transactions. The Canadian leases are long-term leases and contain options for additional terms which, if exercised, could extend the leases for substantial additional periods.

Under a purchase agreement for the Canadian transfer, Loews’ former investors have indemnified Loews for certain potential liabilities in connection with the sale of its Canadian and German entities, which indemnity is guaranteed by Cineplex Odeon Corporation, or COC, which was Loews’ wholly-owned Canadian subsidiary, prior to its sale. It also contains provisions intended to restrict the activities of the purchaser of Canadian operations and COC and to cause the indemnifying party and COC collectively to hold a specified amount of assets. However, there can be no assurance that the assets available to satisfy these obligations will be sufficient. Accordingly, we may suffer damages or losses, or be required to make payments on outstanding guaranties, for which we may not be made whole under the indemnity. Such damages or losses, or required payments, may have a material adverse effect on our business, assets and results of operations.

We also often remain secondarily obligated for lease payments in the event the acquiring entity does not perform under its obligations for theaters we are divesting of, including the theatres required to be divested by us by the U.S. Department of Justice and state attorneys general, in conjunction with the Loews merger.

We may not be able to generate additional ancillary revenues.

We intend to continue to pursue ancillary revenue opportunities such as advertising, promotions and alternative uses of our theatres during non-peak hours. Our ability to achieve our business objectives may depend in part on our success in increasing these revenue streams. Some of our domestic competitors have stated that they intend to make significant capital investments in digital advertising delivery, and the success of this delivery system could make it more difficult for us to compete for advertising revenue. In addition, in March 2005, we contributed our cinema screen advertising business to NCM. As such, although we retain board seats in NCM, we do not control this business, and therefore do not control our revenues attributable to cinema screen advertising. We cannot assure you that we will be able to effectively generate additional ancillary revenue and our inability to do so could have an adverse effect on our business and results of operations. See Part I Item 1.—Business of this Form 10-K.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In the past, we have identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures were ineffective. In addition, we may in the future discover areas of our internal controls that need improvement or that constitute material weaknesses. A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Any failure to remediate any future material weaknesses in our internal control over financial reporting or to implement and maintain effective internal controls, or difficulties encountered in their implementation, could cause us to fail to timely meet our reporting obligations, result in material misstatements in our financial statements or could result in defaults under our senior credit facility, the indentures governing our debt securities or under any other debt instruments we may enter into in the future. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information.

There can be no assurance that we will not have to restate our financial statements in the future.

We have undergone restatements of our financial statements. In response to this situation, we have taken what we believe to be the necessary measures to ensure that restatements will not occur in the future. However, there can be no assurance that future restatements will not be necessary due to evolving policies, revised or new accounting pronouncements or other factors. Future restatements of our financial statements could also cause investors to lose confidence in our reported financial information.

Risks Related to Our Industry

We depend on motion picture production and performance.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We mostly license first-run motion pictures, the success of which have increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of (including by reason of a strike) these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

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

•       Licensing motion pictures. We believe that the principal competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor’s theatres.

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

Industry-wide screen growth has affected and may continue to affect the performance of some of our theatres.

In recent years, theatrical exhibition companies have emphasized the development of large megaplexes, some of which have as many as 30 screens in a single theatre. The industry-wide strategy of aggressively building megaplexes generated significant competition and rendered many older, multiplex theatres obsolete more rapidly than expected. Many of these theatres are under long-term lease commitments that make closing them financially burdensome, and some companies have elected to continue operating them notwithstanding their lack of profitability. In other instances, because theatres are typically limited use design facilities, or for other reasons, landlords have been willing to make rent concessions to keep them open. In recent years many older theatres that had closed are being reopened by small theatre operators and in some instances by sole proprietors that are able to negotiate significant rent and other concessions from landlords. As a result, there has been growth in the number of screens in the U.S. and Canadian exhibition industry. This has affected and may continue to affect the performance of some of our theatres.

An increase in the use of alternative film delivery methods or other forms of entertainment may drive down our attendance and limit our ticket prices.

We compete with other movie delivery methods, including network, cable and satellite television, DVDs and video cassettes, as well as video-on-demand, pay-per-view services and downloads via the Internet. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, live music concerts, live theatre and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

General political, social and economic conditions can reduce our attendance.

Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on concessions, which accounted for 28% of AMC Entertainment’s revenues in fiscal 2007, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers’ discretionary income falls as a result of an economic downturn. Political events, such as terrorist attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table sets forth the general character and ownership classification of our theatre circuit, excluding unconsolidated joint ventures, as of March 29, 2007:

Property Holding Classification	Theatres	Screens
Owned	12	121
Leased pursuant to ground leases	8	93
Leased pursuant to building leases	292	4,387
Build to suit and ground leases (Cinemex)	43	476
Total	355	5,077

Our theatre leases generally have initial terms ranging from 15 to 20 years, with options to extend the lease for up to 20 additional years. The leases typically require escalating minimum annual rent payments and additional rent payments based on a percentage of the leased theatre’s revenue above a base amount and require us to pay for property taxes, maintenance, insurance and certain other property-related expenses. In some instances our escalating minimum annual rent payments are contingent upon increases in the consumer price index. In some cases, our rights as tenant are subject and subordinate to the mortgage loans of lenders to our lessors, so that if a mortgage were to be foreclosed, we could lose our lease. Historically, this has never occurred.

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

On November 20, 2002 the trial court entered summary judgment in favor of the Department on the line of sight aspects of this case and on January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies.

AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $21 million, which is expected to be incurred over a 4-5 year term. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court’s order to the Ninth Circuit Court of Appeals and anticipates a decision this calendar year.

As a result of the January 10, 2006 order AMCE estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability at $349,000.

On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final existing judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of twenty-one months or as extended by agreement between the parties. Through March 29, 2007 AMCE has incurred approximately $13.0 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California alleging violations of the Fair and Accurate Credit Transactions Act (“FACTA”). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on electronic receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. The Company believes the allegations are without merit.

American Multi Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. et al. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). AMCE is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 21 theatres. AMCE currently estimates its claim for repair costs at these theatres will aggregate approximately $33.6 million of which it has expended approximately $27.4 million through March 29, 2007. The remainder is for projected costs of repairs yet to be performed. AMCE also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

AMCE has received settlement payments from various parties in connection with this matter of $13,130,000, $935,000, $2,610,000 and $925,000 during fiscal 2007, 2006, 2005 and 2004, respectively. Additional settlements of $1,487,500 have been approved and are expected to be finalized in fiscal year 2008. Gain contingencies are recognized upon receipt of cash and are recorded in disposition of assets and other gains in the Consolidated Statements of Operations. These matters have been substantially resolved as of March 29, 2007.

We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

The National CineMedia, LLC initial public offering of common stock and certain related agreements including a new Exhibitor Services Agreement and an amended and restated Limited Liability Company Operating Agreement among other agreements and documents were approved by a vote of security holders during the thirteen weeks ended March 29, 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common equity consists of Common Stock. There is currently no established public trading market for our Common Stock.

Common Stock

On June 14, 2007, there was one stockholder of record of Common Stock (Marquee Holdings Inc.).

We have not declared a dividend on shares of Common Stock since fiscal 1989. Any payment of cash dividends on Common Stock in the future will be at the discretion of the Board and will also depend upon such factors as compliance with debt covenants, earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board.

Issuer Purchase of Equity Securities

There were no repurchases of Common Stock during the thirteen weeks ended March 29, 2007.

Item 6. Selected Financial Data.

	Years Ended(1)(3)(6)
	52 Weeks Ended March 29, 2007(4)	52 Weeks Ended March 30, 2006(4)	From Inception July 16, 2004 through March 31, 2005(7)	April 2, 2004 through December 23, 2004(7)	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	(in thousands, except per share and operating data)
Statement of Operations Data:
Revenues:
Admissions	$1,659,939	$1,138,034	$297,310	$847,476	$1,139,108	$1,145,523
Concessions	686,318	456,028	117,266	328,970	436,737	450,977
Other revenue	115,314	92,816	24,884	82,826	102,387	102,292
Total revenues	2,461,571	1,686,878	439,460	1,259,272	1,678,232	1,698,792
Costs and Expenses:
Film exhibition costs	855,804	595,353	152,747	452,727	605,898	625,772
Concession costs	79,711	50,581	12,801	37,880	46,868	50,065
Operating expense	619,076	451,522	115,590	324,427	442,974	471,028
Rent	445,924	329,878	80,776	223,734	288,321	277,945
General and administrative:
Merger, acquisition and transactions costs	9,996	12,487	22,268	42,732	5,508	1,128
Management fee	5,000	2,000	500	–	–	–
Other(8)	55,875	39,984	14,600	33,727	56,798	65,728
Pre-opening expense	6,569	6,607	39	1,292	3,865	2,934
Theatre and other closure expense	9,011	601	1,267	10,758	4,068	5,416
Restructuring charge(9)	–	3,980	4,926	–	–	–
Depreciation and amortization	256,472	164,047	43,931	86,052	115,296	119,835
Impairment of long-lived assets	10,686	11,974	–	–	16,272	14,564
Disposition of assets and other gains	(11,183)	(997)	(302)	(2,715)	(2,590)	(1,385)
Total costs and expenses	2,342,941	1,668,017	449,143	1,210,614	1,583,278	1,633,030

	Years Ended(1)(3)(6)
	52 Weeks Ended March 29, 2007(4)	52 Weeks Ended March 30, 2006(4)	From Inception July 16, 2004 through March 31, 2005(7)	April 2, 2004 through December 23, 2004(7)	52 Weeks Ended April 1, 2004	53 Weeks Ended April 3, 2003
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	(in thousands, except per share and operating data)
Other expense (income)(5)	(10,267)	(9,818)	(6,778)	–	13,947	–
Interest expense:
Corporate borrowings	200,853	116,140	39,668	66,851	66,963	65,585
Capital and financing lease obligations	5,799	4,068	1,449	5,848	8,698	11,295
Equity in (earnings) losses of non-consolidated entities(12)	(233,704)	7,807	(161)	(129)	(25)	(219)
Investment (income)	(17,982)	(3,151)	(2,351)	(6,344)	(2,812)	(3,272)
Earnings (loss) from continuing operations before income taxes	173,931	(96,185)	(41,510)	(17,568)	8,183	(7,627)
Income tax provision (benefit)	42,300	69,400	(6,880)	14,760	10,400	9,400
Earnings (loss) from continuing operations	131,631	(165,585)	(34,630)	(32,328)	(2,217)	(17,027)
Earnings (loss) from discontinued operations, net of income tax benefit(2)	2,448	(25,291)	(133)	(3,550)	(8,497)	(12,519)
Net earnings (loss)	$134,079	$(190,876)	$(34,763)	$(35,878)	$(10,714)	$(29,546)
Preferred dividends	–	–	–	104,300	40,277	27,165
Net earnings (loss) for shares of common stock	$134,079	$(190,876)	$(34,763)	$(140,178)	$(50,991)	$(56,711)
Balance Sheet Data (at period end):
Cash and equivalents	$317,163	$230,115	$70,949		$333,248	$244,412
Corporate borrowings	1,634,265	2,250,559	1,161,970		686,431	668,661
Other long-term liabilities	366,813	394,716	350,490		182,467	177,555
Capital and financing lease obligations	53,125	68,130	65,470		61,281	59,101
Stockholder’s equity (deficit)	1,391,880	1,243,909	900,966		280,604	279,719
Total assets	4,104,260	4,402,590	2,789,948		1,506,534	1,480,698
Other Data:
Net cash provided by (used in) operating activities(11)	$417,751	$23,654	$(46,687)	$145,364	$155,227	$136,072
Capital expenditures	(138,739)	(117,688)	(18,622)	(66,155)	(95,011)	(100,932)
Proceeds from sale/leasebacks	–	35,010	50,910	–	63,911	43,665
Screen additions	128	137	–	44	114	95
Screen acquisitions	32	2,117	3,728	–	48	809
Screen dispositions	675	150	14	28	142	111
Average screens—continuing operations(10)	5,105	3,661	3,355	3,350	3,309	3,324
Number of screens operated	5,314	5,829	3,714	3,728	3,712	3,692
Number of theatres operated	379	428	247	249	250	257
Screens per theatre	14.0	13.6	15.0	15.0	14.8	14.4
Attendance (in thousands)—continuing operations(10)	241,437	165,831	44,278	126,450	176,162	187,030

              (1) There were no cash dividends declared on common stock during the last five fiscal years.

              (2) Fiscal 2004 and 2003, include losses from discontinued operations related to a theatre in Sweden that was sold during fiscal 2004. Fiscal 2007 2006, 2005, 2004 and 2003 includes losses from discontinued operations related to five theatres in Japan that were sold during fiscal 2006 and five theatres in Iberia that were sold during fiscal 2007. During fiscal 2007 the Successor includes a loss from discontinued operations of $2,448 (net of income tax benefit of $0). During fiscal 2006 the Successor includes a loss from discontinued operations of $25,291 (net of income tax provision of $20,400). During fiscal 2005 the Successor includes a loss from discontinued operations of $133 (net of income tax provision of $80) and the Predecessor includes a loss from discontinued operations of $3,550 (net of income tax provision of $240). Fiscal 2004 includes an $8,497 loss from discontinued operations (net of income tax benefit of $2,000) and fiscal 2003 includes a $12,519 loss from discontinued operations including a charge for impairment of long-lived assets of $4,999 (net of income tax benefit of $100).

              (3) Fiscal 2003 includes 53 weeks. All other years have 52 weeks.

              (4) We acquired Loews Cineplex Entertainment Corporation on January 26, 2006, which significantly increased our size. In the Loews acquisition we acquired 112 theatres with 1,308 screens throughout the United States that we consolidate and 40 theatres with 443 screens in Mexico that we consolidate. Accordingly, results of operations for the Successor period ended March 30, 2006 are not comparable to our results for the prior fiscal years.

              (5) During fiscal 2007, other expense (income) is composed of $10,992 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote, insurance recoveries of $2,469 for property losses related to Hurricane Katrina, $294 of business interruption insurance recoveries related to Hurricane Katrina, call premiums, a write off of deferred financing costs and unamortized premiums related to the redemption of our 9 1/2% Senior Subordinated Notes due 2011, our Senior Floating Rate Notes due 2010 and our 9 7/8% Senior Subordinated Notes due 2012 of $3,488. During fiscal 2006, other expense (income) is composed of $8,699 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote, insurance recoveries of $3,032 for property losses related to Hurricane Katrina, net of disposition losses of $346, $1,968 of business interruption insurance recoveries related to Hurricane Katrina, the write-off of deferred financing cost of $1,097 related to our senior secured credit facility in connection with our issuance of the new senior secured credit facility and $2,438 of fees related to an unused bridge facility in connection with the Mergers and related financing transactions. During fiscal 2005, other expense (income) is composed of $6,745 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote and $33 of gain recognized on the redemption of $1,663 of our 9 1/2% senior subordinated notes due 2011. During fiscal 2004, other expense (income) is composed of losses recognized on the redemption of $200,000 of our 9 1/2% senior subordinated notes due 2009 and $83,400 of our 9 1/2% senior subordinated notes due 2011.

              (6) As a result of the merger with Marquee, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMC Entertainment, as of December 23, 2004. Because of the application of purchase accounting, Successor and Predecessor periods are not prepared on comparable bases of accounting.

              (7) In connection with the merger with Marquee, Marquee was formed on July 16, 2004, and issued debt and held the related proceeds from issuance of debt in escrow until consummation of the merger. The Predecessor consolidated this merger entity in accordance with FIN 46(R). As a result, both the Predecessor and Successor have recorded interest expense of $12,811, interest income of $2,225 and income tax benefit of $4,500 related to Marquee.

              (8) Includes stock-based compensation of $10,568 for the 52 weeks ended March 29, 2007. Includes stock-based compensation of $3,433 for the 52 week periods ended March 30, 2006 (Successor), and includes stock based compensation of $1,201, $0, $8,727 and $2,011 during fiscal 2005 Successor, fiscal 2005 Predecessor, fiscal 2004 and 2003, respectively.

              (9) Restructuring charges related to one-time termination benefits and other cost related to the displacement of approximately 200 associates in connection with an organizational restructuring, which was completed to create a simplified organizational structure, and contribution of assets by NCN to NCM. This organizational restructuring was substantially completed as of March 30, 2006.

          (10) Includes consolidated theatres only.

          (11) Cash flows provided by operating activities for the 52 weeks ended March 30, 2006 do not include $142,512 of cash acquired in the Mergers which is included in cash flows from investing activities.

          (12) During fiscal 2007, equity in (earnings) losses of non-consolidated entities includes a gain of $238,812,000  related to the NCM, Inc. IPO.

Item 7.                        Management's Discussion and Analysis of Financial Condition and Results of Operations.

Holdings (“Successor”) is a corporation owned by the Sponsors which completed a merger on December 23, 2004 in which AMCE was acquired by Holdings. Marquee is a company formed on July 16, 2004 and was wholly owned by Holdings. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the “Predecessor”). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee was renamed as AMCE, which is the legal name of the surviving entity. The merger was treated as a purchase with Marquee being the “accounting acquiror” in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result, Marquee applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMCE, as of December 23, 2004, the merger date. The consolidated financial statements presented herein and discussed below are those of the accounting acquiror from its inception on July 16, 2004 through March 29, 2007, and those of its Predecessor, AMCE, for all prior periods through the merger date. The following discussion relates to the audited financial statements of AMC Entertainment Inc., included elsewhere in this Form 10-K. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

We are one of the world’s leading theatrical exhibition companies. As of March 29, 2007, we owned, operated or had interests in 379 theatres and 5,314 screens with 87%, or 4,611 of our screens in the U.S. and Canada, and 13%, or 703 of our screens in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France and the United Kingdom.

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

On March 29, 2005, AMC Entertainment, along with Regal Entertainment Group (“Regal”), combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC (“NCM”). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We record our share of on-screen advertising revenues generated by our advertising subsidiary, National Cinema Network, Inc. (“NCN”) and NCM in other theatre revenues. We contributed fixed assets and exhibitor agreements of our cinema screen advertising subsidiary NCN to NCM. We also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to our investment in NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above NCM issued a 37% interest in its Class A units to NCN. Since that date, our interest in NCM has declined to 18.6% due to the entry of new investors. On February 13, 2007, NCM, Inc., a newly-formed entity that serves as the sole manager of NCM, announced the pricing of its initial public offering of 42,000,000 shares of common stock at a price of $21.00 per share. Subsequent to the NCM, Inc. IPO, we hold a 18.6% interest in NCM. AMCE received net proceeds upon completion of the NCM initial public offering of $517.1 million. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012. On March 19, 2007 we redeemed $212.8 million aggregate principal amount of our 9 1/2% senior subordinated notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205.0 million aggregate principal amount of our senior floating rate notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175.0 million aggregate principal amount of our 9 7/8% senior subordinated notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3.5 million.

On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, the parent of Loews, pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMC Entertainment continuing after the Mergers. The transactions closed on January 26, 2006. Upon completion of the Mergers, JPMP, Apollo, JPMP’s and Apollo’s co-investors, Bain, Carlyle, Spectrum and management held 100% of Holdings’ outstanding capital stock.

In conjunction with the Mergers, we entered into a final judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees require us to hold separate and divest ourselves of certain theatres. We sold six of these theatres during the 52 weeks ended March 29, 2007 for an aggregate sales price of $64.3 million, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, retained one of the theatres pursuant to an agreement reached with the California Attorney General and closed one remaining theatre during fiscal 2007.

In connection with the Mergers, on January 26, 2006, we entered into the following financing transactions:

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

In connection with the Mergers, we acquired Loews on January 26, 2006, which significantly increased our size. In the Mergers, we acquired 112 theatres with 1,308 screens in the United States (included in our U.S. and Canada operating segment) and 40 theatres with 443 screens in Mexico (included in our International operating segment) that are included in our consolidated results of operations from January 26, 2006. Accordingly, results of operations for the fifty-two weeks ended March 29, 2007 which include fifty-two weeks of operations of the businesses we acquired, are not comparable to our results of operations for the fifty-two weeks ended March 30, 2006 which include nine weeks of operations of the businesses we acquired and results of operations for the fifty-two weeks ended March 30, 2006, which include nine weeks of operations of the businesses we acquired, are not comparable to our results for the fifty-two weeks ended March 31, 2005 which do not include any results of operations of the businesses we acquired.

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

In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal. These operations have been classified as discontinued operations as a result of our disposition of Yelmo Cineplex, S.L., or Yelmo, in December 2006 as we no longer have continuing involvement in the region.

In December 2006 we disposed of our equity method investment in Yelmo, which owned and operated 27 theaters with 310 screens in Spain on the date of sale.

During the fifty-two weeks ended March 29, 2007, we sold four wholly-owned theatres in Spain with 86 screens, sold one theatre in Portugal with 20 screens, disposed of eight theatres with 100 screens in the U.S. and closed one theatre with six screens as required by and in connection with the approval of the Mergers discussed above, closed 16 theatres with 127 screens in the U.S., closed one managed theatre with six screens in the U.S., opened six new theatres with 95 screens in the U.S., acquired two theatres, with 32 screens in the U.S., added six screens to an existing theatre in the U.S., opened two new theatres with 21 screens in Mexico, closed four screens on an existing theatre in Hong Kong, opened one theatre with six screens in Hong Kong, disposed of 28 theatres with 318 screens with our joint-venture in Spain and disposed of one theatre in Argentina with eight screens resulting in a circuit total of 379 theatres and 5,314 screens. As of March 29, 2007, we owned, operated or had interests in 379 theatres and 5,314 screens with 87%, or 4,611 of our screens in the U.S. and Canada, and 13%, or 703 of our screens in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France and the United Kingdom.

On November 7, 2006, our Board of Directors approved an amendment to freeze our Defined Benefit Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Enhancement Plan (the “Plans”) as of December 31, 2006. On December 20, 2006 we amended and restated the Plans to implement the freeze as of December 31, 2006. As a result of the freeze there will be no further benefits accrued after December 31, 2006, but continued vesting for associates with less than five years of vesting service. We will continue to fund existing benefit obligations and there will be no new participants in the future. As a result of amending and restating the Plans to implement the freeze, we recognized a curtailment gain of $11.0 million in our consolidated financial statements which reduced our pension expense for fiscal 2007.

For financial reporting purposes we have three segments, (1) U.S. and Canada theatrical exhibition, (2) International theatrical exhibition and (3) Other, with the most significant activity in “Other” related to on-screen advertising.

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

During fiscal 2007, films licensed from our eleven largest distributors based on revenues accounted for approximately 95% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor’s motion pictures in any given year.

During the period from 1990 to 2006, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 599 in 2006, according to Motion Picture Association 2006 MPA Market Statistics.

We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept to North America in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through March 29, 2007, AMC Entertainment and Loews added 199 theatres with 3,597 new screens, acquired 431 theatres with 3,007 screens and disposed of 679 theatres with 4,099 screens. As of March 29, 2007, approximately 72% of our screens in the U.S. and Canada were located in megaplex theatres.

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Shared-Based Payment (Revised)”and Staff Accounting Bulletin No 107 “Share Based Payments”. Under SFAS 123(R), compensation cost is calculated on the date of the grant and then amortized over the vesting period. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions: common stock value on the grant date, risk-free interest rate, expected term, expected volatility, and dividend yield. Option awards which require classification as a liability under FAS 123R are revalued at each subsequent reporting date using the Black-Scholes model.

Holdings granted 38,876.72873 options on December 23, 2004 and 600 options on January 26, 2006 to our employees to acquire Holdings’ common stock. The fair value of these options on their respective grant dates was $22,373,000 and $138,000. All of these options are equity classified except for 8,184.57447 options granted on December 23, 2004 which are classified as a liability by Holdings.

One of the holders of stock options has put rights associated with his options deemed to be within his control whereby he can require Holdings to repurchase his options and as a result, the expense for these options is remeasured each reporting period as liability based options at Holdings and the related compensation expense is included in AMCE’s financial statements. However, since the put option that causes liability classification is a put to AMCE’s parent Holdings rather than AMCE, AMCE’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation.

The common stock value used to estimate the fair value of each option on the December 23, 2004 grant date was based upon a contemporaneous third party arms-length transaction on December 23, 2004 in which Holdings sold 769,350 shares of its common stock for $1,000 per share to unrelated parties. Accordingly, because we had contemporaneous objective evidence of the fair value of our common stock on December 23, 2004, we did not obtain a contemporaneous valuation by an unrelated valuation specialist.

For the 8,184.57447 option awards classified as liabilities by Holdings, the Company revalued the options at each period end following the grant date using the Black-Scholes model. In valuing this liability, the Company used a fair value of common stock of $1,824.00 per share which was based on a contemporaneous valuation by an unrelated valuation specialist as of March 29, 2007.

Our Chairman of the Board, President and Chief Executive Officer, Peter C. Brown’s amended and restated employment agreement would only take effect in the event of an initial public offering of Holdings, on or before December 31, 2007. In the event of an initial public offering on or before December 31, 2007, within 15 days after such initial public offering, Mr. Brown shall receive a grant of restricted stock or restricted stock units having a value of $2,567,000 on the date of grant based on the initial public offering price. This grant was an inducement for Mr. Brown to enter into his amended and restated employment agreement, whereby the term of his employment would be shorter than in his current employment agreement and he would be subject to certain restrictive covenants that did not exist in his current employment agreement. Such grant shall vest in three equal annual installments on the first three anniversaries of the grant date. We expect that we would incur annual stock-based compensation expense of $856,000 related to these awards for three years from the date of grant in the event of an initial public offering of Holdings on or before December 31, 2007.

Critical Accounting Estimates

The accounting estimates identified below are critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these estimates on our business operations are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results. For a detailed discussion on the application of these estimates and other accounting policies, see the notes to AMCE’s consolidated financial statements included elsewhere in this Form 10-K. The methods and judgments we use in applying our accounting estimates have a significant impact on the results we report in our financial statements. Some of our accounting estimates require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets, including intangibles, which impacts impairment of long-lived assets when we impair assets or accelerate their depreciation; recoverability of goodwill, which creates the potential for write-offs of goodwill; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; recognition and measurement of our remaining lease obligations to landlords on our closed theatres and other vacant space, which impacts theatre and other closure expense; estimation of self-insurance reserves which impacts theatre operating and general and administrative expenses;

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

Impairments.   We review long-lived assets, including intangibles and investments in unconsolidated subsidiaries accounted for under the equity method, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. The Company performs its annual impairment analysis during the fourth quarter because Christmas and New Years holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management’s expected return on assets during fiscal 2007, 2006 and 2005. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and, accordingly, actual results could vary significantly from such estimates. We have recorded impairments of long-lived assets of $10.7 million, $12.0 million and $0 during fiscal 2007, 2006 and 2005, respectively.

Goodwill.   Our recorded goodwill was $2,056.1 million and $2,018.3 million as of March 29, 2007 and March 30, 2006, respectively. We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that reduce the fair value for a reporting unit below its carrying amount. Goodwill is recorded in our U.S. and Canada theatrical exhibition operating segment and in Cinemex, which are also our reporting units for purposes of evaluating our recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness or by using assistance of third party valuation studies, which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value.

Income taxes.   In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense as well as operat ing loss and tax credit carryforwards. We must assess the likelihood that we will be able to recover our deferred tax assets in each domestic and foreign tax jurisdiction in which we operate. If recovery is not more likely than not, we must record a valuation allowance for the deferred tax assets that we estimate are more likely than not unrealizable. As of March 29, 2007, we had recorded approximately $0 million of net deferred tax assets (net of valuation allowances of approximately $357 million) related to the estimated future tax benefits of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The recoverability of these deferred income tax assets is dependent upon our ability to generate future taxable income in the relevant taxing jurisdictions. Projections of future taxable income require considerable management judgment about future attendance levels, revenues and expenses.

Theatre and Other Closure Expense.   Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense is based on estimates of our borrowing costs at the time of closing. Prior to the merger with Marquee our discount rates ranged from 6.6% to 21.0%. As a result of the merger with Marquee, we have remeasured our liability for theatre closure at a rate of 7.55%, our estimated borrowing cost on the date of this merger. We have recorded theatre and other closure expense of $9.0 million, $0.6 million and $1.3 million during the Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005 and $10.7 million during the Predecessor period ended December 23, 2004.

Casualty Insurance.   We are self-insured for general liability up to $500,000 per occurrence and carry a $400,000 deductible limit per occurrence for workers compensation claims. We utilize actuarial projections of our estimated ultimate losses that we will be responsible for paying and as a result there is considerable judgment necessary to determine our casualty insurance reserves. The actuarial method that we use includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of March 29, 2007 and March 30, 2006, we had recorded casualty insurance reserves of $25.7 million and $26.4 million, respectively. We have recorded expense related to general liability and workers compensation claims of $14.7 million, $10.9 million and $2.1 million during the Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005, respectively, and $8.3 million during the Predecessor period ended December 23, 2004.

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

The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement expense. For our principal pension plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $1.2 million. For our postretirement plans, a 50 basis point decrease in the discount rate would increase postretirement expense by approximately $76,000. We maintained our discount rate at 5 3/4% for the AMC Entertainment plans and 5 1/2% for the Loews plans for fiscal 2007. On November 7, 2006, our Board of Directors approved an amendment to freeze our Defined Benefit Retirement Income Plan, Supplemental Executive Retirement

Plan and Retirement Enhancement Plan (the “Plans”) as of December 31, 2006. On December 20, 2006 we amended and restated the Plans to implement the freeze as of December 31, 2006. As a result of the freeze there will be no further benefits accrued after December 31, 2006, but continued vesting for associates with less than five years of vesting service. We will continue to fund existing benefit obligations and there will be no new participants in the future. As a result of amending and restating the Plans to implement the freeze, we recognized a curtailment gain of $11.0 million in our consolidated financial statements which reduced our pension expense for fiscal 2007. In connection with a recent reorganization, there was a reduction in certain pension and postretirement plan participants, which resulted in curtailment gains in fiscal 2006 for accounting purposes of $2.3 million. We have recorded expenses for our pension and postretirement plans of ($4.5) million, $4.7 million and $1.8 million during the Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005, respectively, and $5.3 million during the Predecessor period ended December 23, 2004. We expect that our total pension and postretirement expense (excluding the curtailment gain) will decrease by approximately $5.4 million from fiscal 2007 to fiscal 2008, due primarily to the freeze.

To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. A 50 basis point decrease in the expected return on assets of our qualified defined benefit pension plan would increase pension expense on our principal plans by approximately $242,000 per year. Note 12 to AMCE’s consolidated financial statements included elsewhere in this Form 10-K includes disclosures of our pension plan and postretirement plan assumptions and information about our pension plan assets.

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

We accrue film exhibition costs based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses entered into with our distributors. Generally, less than one third of our quarterly film exhibition cost is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically “settled” within two to three months of a particular film’s opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. However, actual film costs and film costs payable could differ materially from those estimates. For fiscal years 2007, 2006 and 2005 there were no significant changes in our film cost estimation and settlement procedures.

As of March 29, 2007 and March 30, 2006, we had recorded film payables of $72 million and $66 million, respectively. We have recorded film exhibition costs of $856 million, $595 million and $153 million during the Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005 and $453 during the Predecessor period ended December 23, 2004.

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

We completed the Mergers on January 26, 2006. The acquisition was treated as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations for an estimated purchase price of $537,171,000. Consideration was provided through a stock issuance by Holdings. The consolidated financials include only the results of Loews operations from the date of the Mergers.

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

Operating Results

All periods commencing on or after December 24, 2004 are referred to herein as a “Successor” period. The thirty-eight weeks that ended December 23, 2004 occurred prior to the consummation of the Mergers and is referred to herein as “Predecessor” period. As a result of the merger with Marquee, we are required to separately present our operating results for the Predecessor and the Successor in the thirty-eight weeks ended December 23, 2004 and the fourteen weeks ended March 31, 2005 under generally accepted accounting principles. In the following discussion, the results for the fifty-two weeks ended March 31, 2005 are adjusted to reflect the pro forma effect of the merger with Marquee as if it had occurred on April 2, 2004. Pro forma adjustments relate primarily to decreased rent expense, resulting from unfavorable leases; increased depreciation and amortization, resulting from increases in fixed asset and intangibles values and increased interest expense resulting from increases in corporate borrowings. The pro forma basis amounts for the fifty-two weeks ended March 31, 2005 are compared to the fifty-two weeks ended March 30, 2006. We believe this is the most meaningful and practical way to comment on our results of operations.

The following table sets forth our revenues, costs and expenses attributable to our United States and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 17 to our consolidated financial statements included elsewhere in this Form 10-K for additional information about our operations by operating segment.

Fiscal years 2007, 2006 and 2005 include 52 weeks.

	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	14 Weeks Ended March 31, 2005	38 Weeks Ended December 23, 2004	Pro Forma Adjustments	Pro Forma 52 Weeks Ended March 31, 2005
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$1,564,850	$1,110,464	$292,514	$836,254		$1,128,768
Concessions	627,179	443,580	115,997	326,086		442,083
Other theatre	92,823	76,485	14,052	43,306		57,358
	2,284,852	1,630,529	422,563	1,205,646		1,628,209
International theatrical exhibition
Admissions	95,089	27,570	4,796	11,222		16,018
Concessions	59,139	12,448	1,269	2,884		4,153
Other theatre	22,318	3,424	365	709		1,074
	176,546	43,442	6,430	14,815		21,245
Other	173	12,907	10,467	38,811		49,278
Total revenues	$2,461,571	$1,686,878	$439,460	$1,259,272		$1,698,732
Costs and Expenses
U.S. and Canada theatrical exhibition
Film exhibition costs	$815,321	$583,626	$150,557	$447,412		$597,969
Concession costs	65,567	47,922	12,575	37,161		49,736
Theatre operating expense	569,924	421,665	103,578	286,706		390,284
Rent	419,443	317,181	77,804	214,927	(3,229)	289,502
Preopening expense	4,776	5,768	39	1,292		1,331
Theatre and other closure expense	8,966	1,313	988	10,758		11,746
	1,883,997	1,377,475	345,541	998,256	(3,229)	1,340,568
International theatrical exhibition
Film exhibition costs	40,483	11,727	2,190	5,315		7,505
Concession costs	14,144	2,659	226	719		945
Theatre operating expense	47,363	14,888	1,551	6,281		7,832
Rent	26,481	12,697	2,972	8,807	(2,231)	9,548
Pre-opening expense	1,793	839	–	–		–
Theatre and other closure expense	45	(712)	–	–		–
	130,309	42,098	6,939	21,122	(2,231)	25,830
Other	1,789	14,969	10,461	31,440		41,901
Theatre and other closure expense (included in Other)	–	–	279	–		279
General and administrative expense:
Merger, Acquisition and Transaction Costs	9,996	12,487	22,268	42,732		65,000
Management Fee	5,000	2,000	500	–	1,500	2,000
Other	55,875	39,984	14,600	33,727		48,327
Restructuring Charge	–	3,980	4,926	–		4,926
Depreciation and amortization	256,472	164,047	43,931	86,052	27,798	157,781
Impairment of long-lived assets	10,686	11,974	–	–		–
Disposition of assets and other gains	(11,183)	(997)	(302)	(2,715)		(3,017)
Total costs and expenses	$2,342,941	$1,668,017	$449,143	$1,210,614	$23,838	$1,683,595
Operating Data (at period end):
Screen additions	128	137	–	44	114	95
Screen acquisitions	32	2,117	3,728	–	48	809
Screen dispositions	675	150	14	28	142	111
Average screens–continuing operations(1)	5,105	3,661	3,355	3,350	3,309	3,324
Number of screens operated	5,314	5,829	3,714	3,728	3,712	3,692
Number of theatres operated	379	428	247	249	250	257
Screens per theatre	14.0	13.6	15.0	15.0	14.8	14.4
Attendance (in thousands)–continuing operations(1)	241,437	165,831	44,278	126,450	176,162	187,030

(1)                 Includes consolidated theatres only.

For the Year Ended March 29, 2007 and March 30, 2006

Revenues.   Total revenues increased 45.9%, or $774,693,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006. This increase included approximately $633,436,000 of additional admission and concessions revenues resulting from the Merger.

U.S. and Canada theatrical exhibition revenues increased 40.1%, or $654,323,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006. Admissions revenues increased 40.9%, or $454,386,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006, due to a 32.7% increase in total attendance, including the increased attendance and admissions revenues of $375,953,000 due to the Merger, and a 6.2% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2006) increased 7.9% during the year ended March 29, 2007 over the comparable period last year, primarily due to a 5.0% increase in average ticket price and a 2.8% increase in attendance at comparable theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres (including comparable theatres acquired in the Merger) performed in line with overall performance of industry comparable theatres in the markets where we operate. Concessions revenues increased 41.4%, or $183,599,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the increase in attendance and a 6.6% increase in average concessions per patron related primarily to price increases. Concession revenues increased by $140,807,000 due to the Merger. Other theatre revenues increased 21.4%, or $16,338,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the Merger.

International theatrical exhibition revenues increased $133,104,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006. Admissions revenues increased by $70,224,000 due to the theatres acquired in Mexico in the Merger. Overall, admissions revenues increased $67,519,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006. Concessions revenues increased $46,452,000 due to the theatres acquired in Mexico in the Merger. Overall, concession revenues increased $46,691,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006.

Revenues from Other decreased 98.7%, or $12,734,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the contribution of NCN’s net assets to NCM on March 29, 2005 and the related run-off of customer contracts. The revenues of NCN during fiscal 2006 and 2007 are comprised of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada Other theatre revenues.

Costs and expenses.   Total costs and expenses increased 40.5%, or $674,924,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006. The effect of the Merger was an increase in total costs and expenses of approximately $565,751,000.

U.S. and Canada theatrical exhibition costs and expenses increased 36.8%, or $506,522,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006. Film exhibition costs increased 39.7%, or $231,695,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the increase in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.1% in the current period as compared with 52.6% in the prior period due to more favorable film rental terms primarily from theatres acquired in the Merger. Concession costs increased 36.8%, or $17,645,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the increase in concessions revenues, partially offset by a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.5% in the current period compared with 10.8% in the prior period. As a percentage of revenues, theatre operating expense was 24.9% in the current period as compared to 25.9% in the prior period. Rent expense increased 32.2%, or $102,262,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006 primarily due to the Merger, which increased rent expense by approximately $84,523,000. During the year ended March 29, 2007, we recognized $8,966,000 of theatre and other closure expense due primarily to the closure of 26 theatres with 253 screens and to accretion of the closure liability related to theatres closed during prior periods. During the year ended March 30, 2006, we recognized $1,313,000 of theatre and other closure expense related primarily to accretion of the closure liability related to theatres closed during prior periods.

International theatrical exhibition costs and expenses increased $88,211,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006. Film exhibition costs increased $28,756,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the increase in admissions revenues. Overall, film exhibition costs increased $30,042,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the theatres acquired in Mexico. Concession costs increased $11,485,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the increase in concession revenues. Overall, concession costs increased $11,362,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the theatres acquired in Mexico. As a percentage of revenues, theatre operating expense was 26.8% in the current period compared to 34.3% in the prior period. Theatre operating expense as a percentage of revenues in Mexico were 25.2% in the current period. Rent expense increased $13,784,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006 primarily as a result of the theatres acquired in Mexico. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

Costs and expenses from Other decreased 88.0%, or $13,180,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the contribution of net assets by NCN to NCM and run-off of customer contracts.

General and Administrative Expense:

Merger, acquisition and transaction costs.   Merger and acquisition costs decreased $2,491,000 from $12,487,000 to $9,996,000 during the year ended March 29, 2007 compared to the year ended March 30, 2006. Current year costs are primarily comprised of professional and consulting, repairs and maintenance to update certain of the Loews theatres and salaries costs related to the Merger and other potential divestiture activities.

Management fees.   Management fees increased $3,000,000 during the year ended March 29, 2007. For fiscal 2007, management fees of $1,250,000 were paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

Other.   Other general and administrative expense increased 39.7%, or $15,891,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006. We incurred increased expense at Cinemex of $7,905,000, incentive-based compensation increased $2,412,000 due to improvements in operating results and we experienced increases in other salaries of $7,179,000 and professional services and consulting of $1,648,000 primarily related to the Merger and a payment of $2,465,000 to one of our former executive officers pursuant to his separation and general release agreement. Additionally, stock compensation expense increased $7,135,000 based on the increase in estimated fair value for outstanding liability classified options and accelerated vesting of these options as a result of entry into a separation and general release agreement with the holder of these options (see Note 9—Stockholder’s Equity). These increases were partially offset by a curtailment gain of $10,983,000 related to our defined benefit pension plan (see Note 12—Employee Benefit Plans).

Restructuring Charges.   Restructuring charges were $0 during the year ended March 29, 2007 as compared to $3,980,000 during the year ended March 30, 2006. The prior period expenses are primarily related to one-time termination benefits and other costs related to the displacement of approximately 200 associates related to an organizational restructuring, which was completed to create a simplified organizational structure and contribution of assets by NCN to NCM.

Impairment of Long-Lived Assets.   During fiscal 2007 we recognized a non-cash impairment loss of $10,686,000 on 10 theatres with 117 screens (in New York, Washington, Indiana, Illinois, Michigan, Texas, Pennsylvania and Massachusetts). Of the charge, $1,404,000 was related to intangible assets, net and $9,282,000 was related to property, net. During fiscal 2006 we recognized a non-cash impairment loss of $11,974,000 on four theatres with 66 screens (in Ohio, Illinois, New York and New Jersey). The entire charge was related to property. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. We continually evaluate the future plans for certain of our theatres, which may include selling theatres or closing theatres and terminating the leases.

Depreciation and Amortization.   Depreciation and amortization increased 56.3%, or $92,425,000 compared to the prior period, due primarily to increased asset values recorded as a result of the Merger.

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $11,183,000 in the current period compared to $997,000 in the prior period. The current and prior periods include $13,130,000 and $935,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres (see Note 13—Commitments and Contingencies). The current period includes a loss on the dispositions of theatres in the United States as required by and in connection with the Mergers of $1,946,000.

Other Income.   Other income includes $10,992,000 and $8,699,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the year ended March 29, 2007 and March 30, 2006, respectively. Other income includes insurance recoveries related to Hurricane Katrina of $2,469,000 for property losses in excess of property carrying cost and $294,000 for business interruption during the year ended March 29, 2007. Other income also includes insurance recoveries related to Hurricane Katrina of $3,032,000 for property losses related to Hurricane Katrina, net of disposition losses of $346,000 and $1,968,000 for business interruption during the year ended March 30, 2006. During the year ended March 29, 2007 we recorded a loss on redemption of debt as described below of $3,488,000.

Interest Expense.   Interest expense increased 71.9%, or $86,444,000, primarily due to increased borrowings.

On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the New Credit Facility for $850,000,000, of which $643,500,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $12,258,000 during fiscal 2007.

AMC received net proceeds upon completion of the NCM initial public offering of $517,122,000. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011 (the “Notes due 2011”), our senior floating rate notes due 2010 (the “Floating Notes due 2010”) and 9 7/8% senior subordinated notes due 2012 (the “Notes due 2012”). On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our Notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our Floating Notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175,000,000 aggregate principal amount of our Notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3,488,000.

Equity in (Earnings) Losses of Non-Consolidated Entities.   Equity in earnings of non-consolidated entities were $233,704,000 in the current period compared to losses of $7,807,000 in the prior period.

Equity in (earnings) losses related to our investment in National CineMedia LLC were ($234,213,000) and $5,478,000 for the year ended March 29, 2007 and March 30, 2006, respectively. We received net proceeds upon completion of the NCM initial public offering of $517,122,000. We recorded deferred revenues of $231,308,000 for the proceeds we received related to modification payments to our Exhibitor Services Agreement with National CineMedia, LLC. We recorded the $285,814,000 of remaining proceeds we received from the NCM IPO for the redemption of our preferred and common units to first reduce our recorded equity method investment to $0 and second to reflect the remaining proceeds as equity in earnings of non-consolidated entities. As a result we recorded a change of interest gain of $132,622,000 pursuant to SAB Topic 5H and received distributions in excess of our investment in National CineMedia, LLC related to the redemption of preferred and common units of $106,188,000. See Note 6—Investments for the components of equity in earnings related to National CineMedia, LLC.

Investment Income.   Investment income was $17,982,000 for the year ended March 29, 2007 compared to $3,151,000 for the year ended March 28, 2006. Interest income increased $14,835,000 from the prior period due primarily to larger amounts of cash and equivalents available for investment.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $42,300,000 for the year ended March 29, 2007 and $69,400,000 for the year ended March 30, 2006. See Note 10—Income Taxes.

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

Net Earnings (Loss).   Net earnings (loss) was $134,079,000 and ($190,876,000) for the year ended March 29, 2007 and March 30, 2006, respectively.

For the Year Ended March 30, 2006 and Pro Forma Year Ended March 31, 2005

Revenues.   Total revenues decreased 0.7%, or $11,854,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. This decrease was mitigated by approximately $118,840,000 of additional admission and concessions revenues resulting from the Mergers.

U.S. and Canada theatrical exhibition revenues increased 0.1%, or $2,320,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Admissions revenues decreased 1.6% or $18,304,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005, due to a 5.4% decrease in total attendance, partially offset by a 4.0% increase in average ticket prices and the increased attendance and admissions revenues ($70,846,000) due to the Mergers. Attendance at comparable theatres (theatres opened on or before April 2, 2004 and operated throughout the last two fiscal years) was down 11.8%. Industry-wide box office declined 4%, with attendance estimated to be down nearly 7% in the aggregate (down 10.0% for comparable screens), offset by average ticket price increases estimated to be up 3%. The year over year performance of our U.S. and Canada comparable screens versus industry-wide comparable screens was impacted primarily by competition from new build openings. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 0.3%, or $1,497,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to a 6.0% increase in average concessions per patron related to price increases and an increase in units sold per patron, partially offset by the decrease in attendance. Concession revenues increased by

$27,262,000 due to the Mergers. Other theatre revenues increased 33.3% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Included in other theatre revenues are our share of on-screen advertising revenues generated by NCN and NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues.

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

Costs and expenses.   Total costs and expenses decreased 0.9%, or $15,578,000, during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. The effect of the Mergers was an increase in total costs and expenses of approximately $110,401,000.

U.S. and Canada theatrical exhibition costs and expenses increased 2.8% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Film exhibition costs decreased 2.4% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the decrease in admissions revenues, offset by a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.6% in the current period as compared with 53.0% in the pro forma period due to more favorable film rental terms primarily from the Mergers. Concession costs decreased 3.6% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the decrease in concessions costs as a percentage of concession revenues, partially offset by the increase in concessions revenues. As a percentage of concessions revenues concession costs were 10.8% in the current period compared with 11.3% in the pro forma period. As a percentage of revenues, theatre operating expense was 25.9% in the current period as compared to 24.0% in the pro forma period. Rent expense increased 9.6% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 primarily due to the Mergers which increased rent expense by $18,415,000. The 2005 pro forma adjustment for $3,229,000 to reduce rent expense results from amortization of step-ups in unfavorable leases recorded in connection with the merger with Marquee. During the year ended March 30, 2006, we recognized $601,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods. During the pro forma year ended March 31, 2005, we recognized $11,746,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens.

International theatrical exhibition costs and expenses increased $16,268,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. Film exhibition costs increased $4,897,000 due to the theatres acquired in Mexico in the Merger. Overall, film exhibition costs increased $4,222,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due primarily to the theatres acquired in Mexico. Concession costs increased $1,735,000 due to the theatres acquired in Mexico in the Merger. Overall, concession costs increased $1,714,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due primarily to the theatres acquired in Mexico. As a percentage of revenues, theatre operating expense was 34.3% in the current period compared to 36.9% in the pro forma prior period. Rent expense increased 33.0% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 primarily as a result of the

Merger. The 2005 pro forma adjustment for $2,231,000 to reduce rent expense results from the amortization of step-ups in unfavorable leases recorded in connection with the merger with Marquee. We continually monitor the performance of our international theatres and factors such as our ability to obtain film product, changing consumer preferences for filmed entertainment in international markets and our ability to sublease vacant retail space which could negatively impact operating results and result in future closures, sales, depositions, and theatre closure charges prior to expiration of underlying lease agreements.

Costs and expenses from Other decreased 64.3% during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005 due to the contribution of net assets by NCN to NCM.

General and Administrative:

Merger, acquisition and transaction costs.   Merger and acquisition costs decreased $52,513,000 from $65,000,000 to $12,487,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. The prior year costs were higher primarily due to the costs associated with our merger with Marquee consummated during the third quarter of fiscal 2005. Current year costs are primarily comprised of costs related to the Mergers and other potential acquisition and divestiture activities.

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

Depreciation and Amortization.   Depreciation and amortization increased 4.0%, or $6,266,000, compared to the pro forma period ended March 31, 2005, due primarily to the Mergers. The 2005 pro forma adjustment for $27,798,000 to increase depreciation and amortization primarily resulted from an increase in asset basis of approximately $130,000,000 recorded in connection with the merger with Marquee.

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

Disposition of Assets and Other Gains.   Disposition of assets and other gains were $997,000 in the current period compared to $3,017,000 in the pro forma period. The current period and pro forma period ended March 31, 2005 include $935,000 and $2,610,000, respectively, of settlements received related to fireproofing claims at various theatres (see Note 13—Commitments and Contingencies to Consolidated Financial Statements). The current period also includes miscellaneous disposal gains of $62,000. The pro forma period ended March 31, 2005 also included miscellaneous gains of $407,000.

Other Income.   Other income includes $8,699,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, insurance recoveries of $3,032,000 for property losses related to Hurricane Katrina, net of disposition losses of $346,000 and $1,968,000 of business interruption insurance recoveries related to Hurricane Katrina, partially offset by financing costs incurred in connection with the write off of our deferred financing charges of $3,535,000. Other income, for the prior year on a pro forma basis, primarily included $6,745,000 of income related to the derecognition of stored value card liabilities.

Interest Expense.   Interest expense increased $13,666,000 during the year ended March 30, 2006 compared to the pro forma year ended March 31, 2005. The increase primarily relates to increased borrowings used to fund the Mergers. Included in the pro forma period ended March 31, 2005 is an adjustment for $7,274,000 to reduce interest expense which primarily records the borrowings from the merger with Marquee as if they had occurred at the beginning of the period.

On January 26, 2006, AMCE issued $325,000,000 of the Notes due 2016 and entered into the New Credit Facility for $850,000,000, of which $650,000,000 is currently outstanding as a variable rate term note. Interest on these notes was $6,528,000 and $7,985,000, respectively during fiscal 2006. We also incurred interest expense related to debt held by Cinemex of $2,110,000 during fiscal 2006.

Equity in (Earnings) Losses of Non-Consolidated Entities.   Equity in losses of non-consolidated entities were $7,807,000 in the Successor period ended March 30, 2006 compared to income of $293,000 in the prior year. Current year equity in losses related to our investment in NCM were $5,478,000. Interest income for the Successor period ended March 30, 2006 was $2,930,000. The prior periods interest income was higher primarily due to the escrow funds and increased cash available for investment during that period.

Investment Income.   Investment income was $3,151,000 for the Successor period ended March 30, 2006 compared to income of $5,639,000 for the pro forma period ended March 31, 2005. Included in the pro forma period ended March 31, 2005 is an adjustment for $3,056,000 reducing interest income which would have been received if the merger with Marquee had occurred at the beginning of the period. Interest income for the Successor period ended March 30, 2006 was $2,930,000. The prior periods interest income was higher primarily due to the escrow funds and increased cash available for investment during that period.

Income Tax Provision (Benefit).   The provision for income taxes from continuing operations was $69,400,000 for the Successor period ended March 30, 2006 compared to $1,880,000 for the pro forma period ended March 31, 2005. The provision for the Successor period ended March 30, 2006 included a charge for a full valuation allowance on all U.S. tax jurisdiction net deferred tax assets with the exception of those U.S. net deferred tax assets acquired in connection with the Mergers. The pro forma period ended March 31, 2005 includes a pro forma benefit adjustment of $6,000,000 resulting from the items described above with the merger with Marquee. The pro forma period ended March 31, 2005 included $61,032,000 in costs associated with the merger with Marquee which were treated as non-deductible. See Note 10 to our consolidated financial statements included elsewhere in this Form 10-K.

Loss from Discontinued Operations, Net.   On May 11, 2006, we sold AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively “Iberia”), including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. On June 30, 2005, we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens, and classified its operations as discontinued operations. The information presented for all periods reflect these as discontinued operations. See Note 3 to our consolidated financial statements included elsewhere in this Form 10-K for the components of the loss from discontinued operations.

Loss from Discontinued Operations, Net.   On May 11, 2006, we sold AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectaculos, LDA (collectively “Iberia”), including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. On June 30, 2005, we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens, and classified its operations as discontinued operations. The information presented for all periods reflect these as discontinued operations. See Note 3 to our consolidated financial statements included elsewhere in this Form 10-K for the components of the loss from discontinued operations.

Loss for Shares of Common Stock.   Loss for shares of common stock was $190,876,000 and $84,261,000 for the Successor period ended March 30, 2006 and the pro forma period ended March 31, 2005, respectively.

Liquidity and Capital Resources

Our consolidated revenues are primarily collected in cash, principally through box office admissions and theatre concessions sales. We have an operating “float” which partially finances our operations and which generally permits us to maintain a smaller amount of working capital capacity. This float exists because admissions revenues are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors from 20 to 45 days following receipt of box office admissions revenues. Film distributors generally release the films which they anticipate will be the most successful during the summer and holiday seasons. Consequently, we typically generate higher revenues during such periods.

Cash Flows from Operating Activities

Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $417,751,000, $23,654,000, $(46,687,000) and $145,364,000 during the Successor periods ended March 29, 2007, March 30, 2006, March 31, 2005 and Predecessor period ended December 23, 2004, respectively. The increase in operating cash flows during the year ended March 29, 2007 is primarily due to an increase in deferred revenues of $231,308,000 for the proceeds we received related to modification payments to our Exhibitor Services Agreement with National CineMedia, LLC, increases in attendance and improvement in operating results, including amounts relating to the Mergers. The decrease in cash provided by operating activities for the Successor period ended March 30, 2006 compared with the pro forma period for the prior year is primarily due to declines in attendance and the timing of payments for accrued expenses and other liabilities. The cash used in operating activities for the Successor period ended March 31, 2005 was primarily due to payments of $37,061,000 in transaction costs related to the merger with Marquee.

We had a working capital (deficit) as of March 29, 2007 and March 30, 2006 of $(38,306,000) and $(138,078,000), respectively. We received litigation settlement checks related to fireproofing claims totaling $13,130,000 during the year ended March 29, 2007. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $177,500,000 and $90,000,000 available on our credit facility to meet these obligations for the periods ended March 29, 2007 and March 30, 2006, respectively.

During the year ended March 29, 2007, we sold four wholly-owned theatres in Spain with 86 screens, sold one theatre in Portugal with 20 screens, disposed of eight theatres with 100 screens in the U.S. and closed one theatre with six screens in the U.S. as required by and in connection with the approval of the Mergers, closed 13 theatres with 101 screens in the U.S., closed one managed theatre with six screens in the U.S., opened six new theatres with 95 screens in the U.S., acquired two theatres with 32 screens in the U.S., added six screens to an existing theatre in the U.S., opened two new theatres with 21 screens in Mexico, closed four screens at an existing theatre in Hong Kong, opened one theatre with six screens in Hong Kong, disposed of 28 theatres with 318 screens related to our joint-venture in Spain and disposed of one theatre in Argentina with eight screens resulting in a circuit total of 382 theatres and 5,340 screens.

Cash Flows from Investing Activities

Cash provided by investing activities, as reflected in the Consolidated Statement of Cash Flows were $283,969,000, $109,323,000, $(1,259,794,000) and $(692,395,000) during the Successor periods ended March 29, 2007, March 30, 2006, March 31, 2005 and Predecessor periods ended December 23, 2004, respectively. As of March 29, 2007, we had construction in progress of $29,147,000. We had 9 U.S. theatres with a total of 118 screens under construction on March 29, 2007 that we expect to open in fiscal 2008. Cash outflows from investing activities include capital expenditures of $138,739,000 during the year ended March 29, 2007. We expect that our gross capital expenditures in fiscal 2008 will be approximately $160 million.

Cash flows for the Successor period ended March 29, 2007 include proceeds from the NCM distribution of $285,814,000, proceeds from the sale of our theatres in Spain and Portugal of $35,446,000 and proceeds from our disposition of Yelmo and of U.S. theatres as required by and in connection with the mergers of $116,439,000. Cash flows for the Successor period ended March 30, 2006 include cash acquired from the Mergers of $142,512,000, proceeds from the sale leaseback of two theatres of $35,010,000 and proceeds from the sale of the Japan theatres of $53,456,000, partially offset by capital expenditures of $117,668,000. The cash acquired from the Mergers represented the cash held by Loews at the date of the Mergers. The Mergers were non-cash, funded by the issuance of Holdings’ common stock. Cash outflows for investing activities include a payment to common and preferred stockholders net of cash acquired of $1,268,564,000 related to the merger with Marquee for the Successor period ended March 31, 2005 and an increase of $627,338,000 in restricted cash related to investment of the proceeds from the Senior Notes issued in order to finance the merger with Marquee during the Predecessor period ended December 23, 2004 and capital expenditures of $18,622,000 and $66,155,000 during the Successor period ended March 31, 2005 and Predecessor period ended December 23, 2004, respectively.

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

During the fifty-two weeks ended March 29, 2007, we sold six theatres with 68 screens, exchanged two theatres with 32 screens, and closed one theatre with six screens in the U.S. as required by and in connection with the approval of the Mergers for an aggregate sales price of $64,302,000.

On June 30, 2005, we disposed of Japan AMC Theatres, Inc., including four of our five theatres in Japan, for a cash sales price of $44,861,000 and on September 1, 2005, sold our remaining Japan theatre for a sales price of $8,595,000.

On February 13, 2007, NCM, Inc., a newly-formed entity that will serve as the sole manager of National CineMedia, LLC, completed its IPO of 42,000,000 shares of common stock at a price of $21.00 per share. Net proceeds from the NCM, Inc. IPO were used to acquire newly issued equity interest from NCM, and NCM distributed the net proceeds to each of AMC, Cinemark and Regal on a pro rata basis in connection with modifying payment obligations for access to our theatres pursuant to the Exhibitor Services Agreement. We also sold common units in NCM to NCM, Inc. in connection with the exercise of the underwriters’ option to purchase additional shares. In connection with the completion of the NCM, Inc. IPO, NCM entered into a $725 million term loan facility the net proceeds of which were used to redeem preferred units held by each of AMC, Cinemark and Regal on a pro rata basis pursuant to a recapitalization of NCM. AMC received net proceeds upon completion of such transactions of $517,122,000. We recorded $285,814,000 of the proceeds received from the NCM, Inc. IPO to first reduce our recorded equity method investment to $0 and second to reflect the remaining proceeds as equity in earnings of non-consolidated entities. We used the proceeds from these transactions, together with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012.

In connection with the completion of the NCM, Inc. IPO, AMC amended and restated its existing services agreement with NCM whereby in exchange for our pro rata share of the NCM, Inc. IPO proceeds, AMC agreed to a modification of NCM’s payment obligation under the existing agreement. The modification extended the term of the agreement to 30 years, provided NCM with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which AMC is paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee would be composed of a fixed payment per patron and a fixed payment per digital screen, which would increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. Additionally, AMC entered into the Loews Screen Integration Agreement with NCM pursuant to which AMC will pay NCM an amount that approximates the EBITDA that NCM would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of the NCM, Inc. IPO, and NCM issued to AMC common membership units in NCM increasing its ownership interest to approximately 33.7%; such Loews payments will be made quarterly until May 2008 and are estimated to total approximately $16 million in the aggregate. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, AMC would be required to purchase such time from NCM at a negotiated rate. In addition, after completion of the NCM, Inc. IPO, AMC expects to receive mandatory quarterly distributions of excess cash from NCM.

We currently own 17,474,890 units or an 18.6% interest in NCM accounted for using the equity method of accounting. As of March 29, 2007 the fair market value of the shares in National Cinemedia LLC was approximately $468 million based on a closing price for shares of National CineMedia, Inc. on March 29, 2007 of $26.79 per share. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $610 million for distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards  which could reduce any related tax liability.

In March 2007, the board of directors of Fandango, Inc. (“Fandango”), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the “Fandango Merger Agreement”), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in the first quarter of fiscal 2008. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we estimate that we will have received approximately $20.0 million in cash consideration in connection with the sale of our interest in Fandango primarily during the first quarter of fiscal 2008. Our investment in Fandango is currently recorded at $2.0 million.

On December 23, 2004 AMC Entertainment completed the merger with Marquee. Pursuant to the terms of the merger agreement, each issued and outstanding share of AMC Entertainment’s common stock and Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of preferred stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the merger with Marquee was $1,665,200,000. Holdings used the net proceeds from the sale of our notes (as described below), together with our existing cash balances and the proceeds from the equity contribution from Holdings (consisting of equity contributed by the Marquee Sponsors, the co-investors and certain members of management and the net proceeds of an offering of Holdings’ notes), to finance the merger with Marquee.

In connection with our acquisition of Gulf States Theatres on March 15, 2002, we entered into leases of the real estate assets associated with the five theatres with Entertainment Properties Trust for a term of 20 years with an initial annual base rent of $7,200,000. Of the $45,000,000 purchase price, $5,800,000 was paid to Entertainment Properties Trust for specified non-real estate assets which Entertainment Properties Trust acquired from Gulf States Theatres and resold to us at cost. We have paid $300,000 annually since the date of acquisition in connection with consulting and non-competition agreements related to the acquisition. Our last payment was due in March 2007.

On March 29, 2002, we acquired GC Companies pursuant to a stock purchase agreement and a plan of reorganization that was confirmed by the bankruptcy court on March 18, 2002. Our purchase price of $168,931,000 (net of $6.5 million from the sale of GC Companies’ portfolio of venture capital investments on the effective date) included anticipated cash payments of $68,472,000, the issuance of $72,880,000 aggregate principal amount of the Notes due 2011 with a fair value of $71,787,000 and the issuance of 2,578,581 shares of AMC Entertainment common stock with an aggregate fair value of $35,172,000 based on a fair value of $13.64 per share (the closing price per share on the effective date of the plan). We used available cash for the cash payments under the plan of reorganization.

The final purchase price for GC Companies was not determinable until all creditor claims disputed by the GC Companies post-confirmation unsecured creditors committee were consensually resolved or determined by the bankruptcy court. The GC Companies bankruptcy case was closed on May 26, 2004. Through March 31, 2005, we had issued $72,880,000 aggregate principal amount of our Notes due 2011 and 2,430,433 shares of AMC Entertainment common stock and paid approximately $66,118,000 in cash to creditors of GC Companies.

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

Cash Flows from Financing Activities

Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were ($611,131,000), $21,434,000, $1,375,583,000 and $611,034,000 during the Successor periods ended March 29, 2007, March 30, 2006, March 31, 2005 and the Predecessor period ended December 23, 2004, respectively. During fiscal 2007 we made principal payments of $592,811,000 to redeem our debt. We used the net proceeds included in investing activities from the NCM, Inc. IPO of $517,122,000, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012. On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our Notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our Floating Notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175.0 million aggregate principal amount of our Notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3,488,000. Cash flows from financing activities for the Successor period ended March 30, 2006 primarily include proceeds of $325,000,000 from the issuance of the Notes due 2016 and $650,000,000 from the Term Loan B which were used to repurchase $939,363,000 of debt, as well as $24,895,000 paid for financing costs which will be deferred and amortized over the life of the debt. On September 29, 2005 we received $6,661,000 additional construction allowance from our landlord Entertainment Properties Trust related to three of our Canada theatres which allowed for sale leaseback accounting at these locations and reduced our financing lease obligations by approximately $31,292,000, reduced the net book value of building assets related to these locations by approximately $15,839,000 and resulted in a deferred gain of $22,114,000. The deferred gain is amortized as a reduction of rent expense over the remaining terms of the leases. Cash flows from financing activities for the Successor period ended March 31, 2005 include a capital contribution from Holdings related to the merger with Marquee of $934,901,000 and proceeds of $455,000,000 related to the issuance of Fixed Notes due 2012 and the Floating Notes due 2010. Cash flows from financing activities for the Predecessor period ended December 23, 2004, include proceeds related to the issuance of notes of $624,918,000 to finalize the merger with Marquee, which includes gross proceeds of $169,918,000 from the Discount Notes.

Concurrently with the closing of the Mergers, we entered into the following financing transactions: (1) our new senior secured credit facility, consisting of a $650.0 million term loan facility and a $200.0 million revolving credit facility; (2) the issuance by AMCE of $325.0 million in aggregate principal amount of the Notes due 2016; (3) the termination of AMC Entertainment’s existing senior secured credit facility, under which no amounts were outstanding, and the repayment of all outstanding amounts under Loews’ existing senior secured credit facility and the termination of all commitments thereunder; and (4) the completion of the tender offer and consent solicitation for all $315.0 million aggregate principal amount of Loews’ 9.0% senior subordinated notes due 2014.

As a result of the merger with Marquee, AMC Entertainment became the obligor of $250,000,000 in aggregate principal amount of the 8 5/8% Senior Fixed Rate Notes due 2012 (the “Fixed Notes due 2012”) and $205,000,000 in aggregate principal amount of Floating Notes due 2010 that were previously issued by Marquee Inc. on August 18, 2004. AMCE redeemed the Floating Notes due 2010 on March 23, 2007 with proceeds from the NCM transactions and cash on hand.

In connection with the Marquee Transactions, Holdings issued $304,000,000 principal amount at maturity of its Discount Notes for gross proceeds of $169,917,760. The only operations of Holdings prior to the merger with Marquee were related to this financing. Because AMC Entertainment was the primary beneficiary of Holdings, which was considered a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Predecessor was required to consolidate Holdings’ operations and financial position into its financial statements as of and through the period ended December 23, 2004. The results of operations of Holdings included within the Predecessor’s Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

Concurrently with the consummation of the merger with Marquee, AMC Entertainment entered into an amendment to its credit facility. We refer to this amended credit facility as the “amended credit facility.” The amended credit facility modified a previous Second Amended and Restated Credit Agreement dated as of March 26, 2004, which was superseded in connection with the execution of the “amended credit facility,” which was scheduled to mature on April 9, 2009. The amended credit facility was replaced with the New Credit Facility on January 26, 2006.

On February 24, 2004, AMC Entertainment sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the “Notes due 2014”). We used the net proceeds (approximately $294,000,000) to redeem our Notes due 2009 and a portion of our Notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at our option, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. The Notes due 2014 are unsecured and are subordinated to all of AMC Entertainment’s existing and future senior indebtedness (as defined in the indenture governing the Notes due 2014). The Notes due 2014 rank equally with AMC Entertainment’s Notes due 2016.

On January 16, 2002, AMC Entertainment sold $175,000,000 aggregate principal amount of our Notes due 2012. Net proceeds from the issuance of the Notes due 2012 (approximately $168,000,000) were used to reduce borrowings under our credit facility, to pursue our current business strategy, including the acquisition of GC Companies, and for general corporate purposes. AMC Entertainment redeemed the Notes due 2012 on March 23, 2007 with proceeds from the NCM transactions and cash on hand.

On January 27, 1999, AMC Entertainment sold $225,000,000 aggregate principal amount of our Notes due 2011. Net proceeds from the issuance of the Notes due 2011 (approximately $219,000,000) were used to reduce borrowings under our credit facility. On March 29, 2002, AMC Entertainment issued an additional $72,880,000 aggregate principal amount of Notes due 2011 (with a fair value of $71,787,000) as part of our acquisition of GC Companies, Inc. On March 25, 2004, we redeemed $83,406,000 of the Notes due 2011 for $87,367,000. A loss of $5,357,000 was recognized in connection with the redemption including a call premium of $3,962,000, unamortized issue costs of $1,125,000 and unamortized discount of $270,000. The loss is included within other expense on the Consolidated Statements of Operations. AMC Entertainment redeemed the Notes due 2011 on March 19, 2007 with the proceeds from the NCM transactions and cash on hand.

The merger with Marquee constituted a “change of control” under the Notes due 2011 in the aggregate principal amount of $214,474,000, which allowed the holders of those notes to require AMC Entertainment to repurchase their notes at 101% of their aggregate principal amount plus accrued and unpaid interest to the date of purchase. We commenced this change of control offer on January 11, 2005, and bondholders tendered $1,663,000 of the Notes due 2011, which were repurchased using existing cash in February 2005. On March 19, 1997, AMC Entertainment sold $200,000,000 aggregate principal amount of our Notes due 2009. We used the net proceeds from the issuance of the Notes due 2009 (approximately $194,000,000) to reduce borrowings under our credit facility. The Notes due 2009 were redeemed on March 25, 2004 for $204,750,000. A loss on redemption of $8,590,000 was recognized in connection with the redemption including a call premium of $4,750,000, unamortized issue costs of $3,291,000 and unamortized discount of $549,000. The loss is included within other expense on the Consolidated Statements of Operations.

On January 26, 2006, AMC Entertainment sold $325,000,000 aggregate principal amount of the Notes due 2016. Net proceeds from the issuance of the Notes due 2016 were used to fund a portion of the Merger Transactions and to pay related fees and expenses. The Notes due 2016 bear interest at the rate of 11% per annum, payable February 1 and August 1 of each year. The Notes due 2016 are redeemable at our option, in whole or in part, at any time on or after February 1, 2011 at 105.5% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2014, plus in each case interest accrued to the redemption date. The Notes due 2016 are unsecured and are subordinated to all of AMC Entertainment’s existing and future senior indebtedness (as defined in the indenture governing the Notes due 2016). The Notes due 2016 rank equally with its Notes due 2014.

The indentures relating to our notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture after giving effect thereto on a pro forma basis. Under the indentures relating to the Notes due 2014 and Notes due 2016, the most restrictive of the indentures, we could borrow approximately $1,593.8 million in addition to permitted indebtedness (assuming an interest rate of 9% per annum on the additional borrowings) as of March 29, 2007 and March 30, 2006, respectively. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100.0 million of new “permitted indebtedness” under the terms of the indentures relating to the Notes due 2014 and Notes due 2016.

The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

As of March 29, 2007, we were in compliance with all financial covenants relating to the New Credit Facility, the Cinemex Credit Facility, the Notes due 2016, the Notes due 2014 and the Fixed Notes due 2012.

New Credit Facility

The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides AMC Entertainment financing of up to $850.0 million, consisting of a $650.0 million term loan facility with a maturity of seven years and a $200.0 million revolving credit facility with a maturity of six years. The revolving credit facility will include borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. The Company’s ability to borrow against the revolving credit facility is limited to approximately $177.5 million as of March 29, 2007 due to $22.5 million of outstanding letters of credit which reduce the capacity of the revolving credit facility.

Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. On March 13, 2007, the Company amended the Senior Secured Credit Facility to, among other things, lower the interest rates related to its term loan, reduce its unused commitment fee and amend the change of control definition so that an initial public offering and related transactions would not constitute a change of control. The current applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the current applicable margin for borrowings under the term loan facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to AMC Entertainment attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, AMC Entertainment is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.25%. It will also pay customary letter of credit fees. AMC Entertainment may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. AMC Entertainment is required to repay $1,625,000 of the term loan quarterly, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

All obligations under the Senior Secured Credit Facility are guaranteed by each of AMC Entertainment’s wholly-owned domestic subsidiaries. All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by substantially all of AMC Entertainment’s assets as well as those of each subsidiary guarantor.

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, AMC Entertainment’s ability, and the ability of its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the Existing Subordinated Notes; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

In addition, the Senior Secured Credit Facility requires, commencing with the fiscal quarter ended September 28, 2006, that AMC Entertainment and its subsidiaries maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The New Credit Facility also contains certain customary affirmative covenants and events of default.

As a result of the completion on February 13, 2007 of the NCM, Inc. IPO, we received proceeds of $517.1 million. Such proceeds along with approximately $100 million of cash on hand was used for the redemption of our Notes due 2011, Notes due 2012 and our Floating Notes due 2010. The redemption of the subordinated notes would constitute restricted payments under our senior secured credit facility. Because our current restricted payment basket amount, after giving pro forma effect for an increase resulting from the NCM transaction, would be insufficient to accommodate this debt repayment, we amended the New Credit Facility on February 14, 2007 to allow for up to $600 million in subordinated debt repayments to be carved out of the restricted payments basket. This carve out was available for redemptions/repayments through April 30, 2007.

Cinemex Credit Facility

In August 2004, Cadena Mexicana de Exhibición S.A. de C.V., a wholly-owned subsidiary of Cinemex and an indirect wholly-owned subsidiary of Loews, entered into a senior secured credit facility, which remains in place after the consummation of the Mergers. The initial amount drawn under the Cinemex senior secured credit facility was 1,026.4 million Mexican pesos (approximately $90.0 million as of August 16, 2004). Cinemex drew 106.3 million Mexican pesos (approximately $10.0 million in August 2005) under the delayed draw feature of its senior secured credit facility. Approximately $102.7 million was outstanding under the senior secured credit facility as of March 29, 2007. In December 2005, Cadena Mexicana entered into an amended and restated senior secured revolving credit facility which provides for an available revolving credit line of the peso equivalent of $25.0 million with Banco Inbursa, S.A. and Scotiabank Inverlat, S.A. (the revolving credit facility is peso-denominated debt). During January and February of 2006 Cinemex drew 105.4 million Mexican pesos under the revolving credit facility (approximately $12.1 million was outstanding as of March 29, 2007). All obligations of Cadena Mexicana under the Cinemex senior secured credit facility and revolving credit facility are guaranteed by Cinemex and each existing and future operating subsidiary of Cadena Mexicana, except for specified excluded subsidiaries.

The Cinemex borrowings are non-recourse to Loews, and thus, are non-recourse to AMCE. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Interbank Equilibrium Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of March 29, 2007 was 7.45%. This rate was adjusted to 8.5% on approximately $40.8 million of the Cinemex borrowings by an interest rate swap entered into on July 28, 2003 and was redesignated as a hedge of the Cinemex senior secured credit facility on August 16, 2004. The interest rate on the remaining approximately $61.9 million of the Cinemex borrowings was adjusted to 9.89% by an interest rate swap entered into on August 5, 2005.

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

On April 19, 2001, AMC Entertainment issued shares of Series A convertible preferred stock and Series B exchangeable preferred stock for an aggregate purchase price of $250,000,000. Net proceeds from the sale (including transaction expenses) of approximately $225,000,000 were used to reduce outstanding indebtedness under our credit facility. On September 13, 2001, pursuant to the certificate of designations relating to the preferred stock, all shares of Series B exchangeable preferred stock were exchanged for an equal number of shares of Series A convertible preferred stock. Dividends on the Series A convertible preferred stock accumulated at an annual rate of 6.75% and were payable in additional shares of Series A convertible preferred stock until April 2004. At our option, dividends on Series A convertible preferred stock were payable in cash or additional shares of Series A convertible preferred stock from April 2004 until April 2008. All outstanding shares of preferred stock were redeemed in connection with the merger with Marquee.

On June 12, 2007, Holdings announced that it had completed a solicitation of consents from holders of its 12% Senior Discount Notes due 2014 (the “Discount Notes due 2014”), and that it had received consents for $301.9 million in aggregate principal amount at maturity of the Discount Notes due 2014, representing 99.32% of the outstanding Discount Notes due 2014. In connection with the receipt of consents, Holdings paid an aggregate consent fee of approximately $4.4 million, representing a consent fee of $14.44 for each $1,000 in principal amount at maturity of Discount Notes due 2014 to which consents were delivered. Accordingly, the requisite consents to adopt the proposed amendment (the “Amendment”) to the indenture pursuant to which the Discount Notes due 2014 were issued were received, and a supplemental indenture to effect the Amendment was executed by Holdings and the trustee under the indenture. The Amendment revised the restricted payments covenant to permit Holdings to make restricted payments in an aggregate amount of $275.0 million prior to making an election to pay cash interest on its senior discount notes. The Amendment also contains a covenant by Holdings to make an election on August 15, 2007, the next semi-annual accretion date under the indenture, to pay cash interest on the senior discount notes. As a result, Holdings is required to make its first cash interest payment on the senior discount notes on February 15, 2008. Holdings intends to use cash on hand at AMCE to pay a dividend to Holdings’ current stockholders in an aggregate amount of up to $275.0 million. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through dividends it may receive from AMCE. AMCE’s senior secured credit facility and note indentures contain provisions which limit the amount of loans and dividends which AMCE could make to Holdings. Under the most restrictive of these provisions, set forth in the note Indenture for the Fixed Notes due 2012, the amount of loans and dividends which AMCE could make to Holdings may not exceed $409 million in the aggregate as of March 29, 2007.

Commitments and Contingencies

Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, FF&E and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of March 29, 2007 are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2008	$9,088	$20,811	$137,292	$403,713	$91,120	$3,000	$665,024
2009	8,724	16,768	135,795	413,948	17,250	–	592,485
2010	8,681	32,170	134,391	410,965	–	–	586,207
2011	8,732	42,438	131,569	401,832	–	–	584,571
2012	7,081	37,303	126,269	388,793	–	–	559,446
Thereafter	61,989	1,486,000	228,922	2,965,585	–	–	4,742,496
Total	$104,295	$1,635,490	$894,238	$4,984,836	$108,370	$3,000	7,730,229

(1)                 Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts or premiums on issuance.

(2)                 Interest expense on the term loan was estimated at 7.07%, based upon the published LIBOR at April 27, 2007.

(3)                 Includes committed capital expenditures including the estimated cost of ADA related betterments. Does not include planned, but non-committed capital expenditures.

(4)                 Historically the Company funds its pension plan such that the plan is 90% funded. The plan has been frozen effective December 31, 2006. The funding requirement has been estimated based upon our expected funding amount. The retiree health plan is not funded.

Fee Agreement

In connection with the holdco merger, on June 11, 2007, Parent, Holdings, AMCE and the Sponsors entered into a Fee Agreement (the “Management Fee Agreement”), which replaced the December 23, 2004 fee agreement among Holdings, AMCE and the Marquee Sponsors, as amended and restated on January 26, 2006 (the “original fee agreement”). The Management Fee Agreement provides for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the twelfth anniversary from December 23, 2004, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the Management Fee Agreement.

In addition, the Management Fee Agreement provides for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses, and by AMCE to Parent of up to $3.5 million for fees payable by Parent in any single fiscal year in order to maintain Parents’ and AMCE’s corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

Upon the consummation of a change in control transaction or an IPO, the Sponsors will receive, in lieu of quarterly payments of the annual management fee, an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date.

The Management Fee Agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Investment in NCM

As discussed in Cash Flows From Investing Activities, we hold an investment in 18.6% of NCM accounted for following the equity method. The fair market value of these shares is approximately $468 million as of March 29, 2007. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $610 million for distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Conclusion

We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the New Credit Facility and the notes. We are considering various options with respect to the utilization of cash and equivalents in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings and payment of dividends to shareholders.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We will be required to adopt this standard in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

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

In October 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, (2) measure a defined benefit retirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, for an employer with publicly traded equity securities, or March 29, 2007 for AMCE. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or April 2, 2009 for AMCE Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The adoption of SFAS 158 decreased liabilities and accumulated other comprehensive loss by $12,141,000.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by us in our fiscal year ending March 29, 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The adoption of SAB 108 did not effect our financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We expect to adopt the new requirements in the first quarter of fiscal 2008 and are currently evaluating the impact of FIN 48 on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. We do not hold any significant derivative financial interests.

Derivatives

On July 28, 2003, Grupo Cinemex entered into an interest rate swap agreement with a maturity of December 26, 2007 to manage its exposure to interest rate movements by effectively converting its previous long-term senior secured credit facility from a variable to a fixed rate. The notional amount of the interest rate swap reduces in accordance with the repayment provisions of Grupo Cinemex’s previous long-term senior secured credit facility. Although this senior secured facility was repaid on August 13, 2004, the swap agreement remains outstanding and was redesignated as a hedge of the Grupo Cinemex Term Loan.

The face amount of the interest rate swap on March 29, 2007 was 450 million Mexican pesos ($40.8 million). The swap agreement provides for the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. The variable rate is based on the 28-day TIIE rate and the fixed rate is 8.5%. The fair market value of the interest rate swap was a liability of $186,000 as of March 29, 2007.

On August 5, 2005, Grupo Cinemex entered into a new interest rate swap with a face amount of 382.8 million Mexican pesos ($35.1 million) as a complement to the July 28, 2003 interest rate swap noted above. This interest rate swap is complementary to the interest rate swap entered into on July 28, 2003 and increases in the same amount of the decrease in the interest rate swap entered into on July 28, 2003 to hedge the complete credit. The face amount of the interest rate swap on March 29, 2007 was 683.9 million Mexican pesos ($61.9 million). The new interest rate swap was entered into in order to hedge the outstanding debt balance not covered by the July 28, 2003 interest rate swap. This new interest rate swap provides for the exchange of variable rate payment for fixed rate payments. The variable rate is based on the 28-day TIIE rate and the fixed rate is 9.89%. The fair market value of this interest rate swap was a liability of $2,751,000 as of March 29, 2007.

We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

Market risk on variable-rate financial instruments.   We maintain a $850,000,000 senior secured credit facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our new revolving credit facility as of March 29, 2007 and had $643,500,000 outstanding under the term loan facility on March 29, 2007. Therefore, a 100 basis point increase in market interest rates would have increased or decreased interest expense on the new credit facility by $6,459,000 during the fifty-two weeks ended March 29, 2007.

Market risk on fixed-rate financial instruments.   Included in long-term debt are $325,000,000 of our Notes due 2016, $300,000,000 of our Notes due 2014 and $250,000,000 of our Fixed Notes due 2012. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016, Notes due 2014 and Fixed Notes due 2012 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014 and Fixed Notes due 2012.

Foreign currency exchange rates.   We currently operate theatres in Canada, Mexico, Argentina, Brazil, Chile, Uruguay, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $1.4 million and $40.6 million, respectively, as of March 29, 2007.

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

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF AMC ENTERTAINMENT INC.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc., and its subsidiaries, the (“Successor”), at March 29, 2007 and March 30, 2006, and the results of their operations and their cash flows for the 52 week period ended March 29, 2007, the 52 week period ended March 30, 2006 and for the period from July 16, 2004 (date of inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
June 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF AMC ENTERTAINMENT INC.:

In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of AMC Entertainment Inc. and its subsidiaries (the “Predecessor”) for the period from April 2, 2004 through December 23, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri

June 21, 2005, except for Note 3, as to which the date is February 20, 2007.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Admissions	$1,659,939	$1,138,034	$297,310	$847,476
Concessions	686,318	456,028	117,266	328,970
Other theatre	115,314	92,816	24,884	82,826
Total revenues	2,461,571	1,686,878	439,460	1,259,272
Costs and Expenses
Film exhibition costs	855,804	595,353	152,747	452,727
Concession costs	79,711	50,581	12,801	37,880
Operating expense	619,076	451,522	115,590	324,427
Rent	445,924	329,878	80,776	223,734
General and administrative:
Merger, acquisition and transaction costs	9,996	12,487	22,268	42,732
Management fee	5,000	2,000	500	–
Other	55,875	39,984	14,600	33,727
Preopening expense	6,569	6,607	39	1,292
Theatre and other closure expense	9,011	601	1,267	10,758
Restructuring charges	–	3,980	4,926	–
Depreciation and amortization	256,472	164,047	43,931	86,052
Impairment of long-lived assets	10,686	11,974	–	–
Disposition of assets and other gains	(11,183)	(997)	(302)	(2,715)
Total costs and expenses	2,342,941	1,668,017	449,143	1,210,614
Other expense (income)
Other expense (income)	(10,267)	(9,818)	(6,778)	–
Interest expense
Corporate borrowings	200,853	116,140	39,668	66,851
Capital and financing lease obligations	5,799	4,068	1,449	5,848
Equity in (earnings) losses of non-consolidated entities	(233,704)	7,807	(161)	(129)
Investment income	(17,982)	(3,151)	(2,351)	(6,344)
Total other expense (income)	(55,301)	115,046	31,827	66,226
Earnings (loss) from continuing operations before income taxes	173,931	(96,185)	(41,510)	(17,568)
Income tax provision (benefit)	42,300	69,400	(6,880)	14,760
Earnings (loss) from continuing operations	131,631	(165,585)	(34,630)	(32,328)
Earnings (loss) from discontinued operations, net of income taxes	2,448	(25,291)	(133)	(3,550)
Net earnings (loss)	$134,079	$(190,876)	$(34,763)	$(35,878)
Preferred dividends	–	–	–	104,300
Earnings (loss) available for shares of common stock	$134,079	$(190,876)	$(34,763)	$(140,178)

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
Assets
Current assets:
Cash and equivalents	$317,163	$230,115
Receivables, net of allowance for doubtful accounts of $1,221 and $1,339 as of March 29, 2007 and March 30, 2006, respectively	65,532	56,611
Other current assets	30,402	34,647
Current assets held for sale	–	4,726
Total current assets	413,097	326,099
Property, net	1,298,823	1,501,048
Intangible assets, net	234,176	273,308
Goodwill	2,056,053	2,018,318
Other long-term assets	94,811	171,480
Non-current assets held for sale	7,300	112,337
Total assets	$4,104,260	$4,402,590
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$162,686	$150,383
Accrued expenses and other liabilities	137,112	157,068
Deferred revenues and income	127,334	117,689
Current maturities of corporate borrowings and capital and financing lease obligations	24,271	30,804
Current liabilities held for sale	–	8,233
Total current liabilities	451,403	464,177
Corporate borrowings	1,613,454	2,223,869
Capital and financing lease obligations	49,665	64,016
Deferred revenues for exhibitor services agreement	231,045	–
Other long-term liabilities	366,813	394,716
Non-current liabilities held for sale	–	11,903
Total liabilities	2,712,380	3,158,681
Commitments and contingencies
Stockholder’s equity:
Common Stock, 1 share issued as of March 29, 2007 and March 30, 2006 with 1¢ par value	–	–
Additional paid-in capital	1,487,274	1,480,206
Accumulated other comprehensive loss	(3,834)	(10,658)
Accumulated deficit	(91,560)	(225,639)
Total stockholder’s equity	1,391,880	1,243,909
Total liabilities and stockholder’s equity	$4,104,260	$4,402,590

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$134,079	$(190,876)	$(34,763)	$(35,878)
Adjustments to reconcile net loss to net earnings (loss) provided by operating activities:
Depreciation and amortization	257,017	169,527	46,084	92,091
Non-cash portion of stock-based compensation	10,568	3,433	1,201	—
Non-cash portion of pension and postretirement (gain) expense	(4,454)	4,706	1,815	5,273
Impairment of long-lived assets	10,686	11,974	—	—
Deferred income taxes	30,000	88,240	(5,182)	10,578
Write-off of unamortized premium and issuance costs related to early extinguishment of debt	(11,304)	—	—	—
Increase in deferred revenues from NCM ESA	231,308	—	—	—
Equity in (earnings) losses of non-consolidated entities	(233,704)	7,807	(161)	(129)
Disposition of assets and other gains	(729)	—	(2)	(294)
Change in assets and liabilities, net of effects from acquisitions:
Receivables	3,375	9,084	11,228	(24,219)
Other assets	(3,682)	31,053	(21,996)	20,438
Accounts payable	3,448	(46,035)	6,145	5,250
Accrued expenses and other liabilities	(9,378)	(60,496)	(48,944)	60,098
Other, net	521	(4,763)	(2,112)	4,100
Net cash provided by (used in) operating activities	417,751	23,654	(46,687)	145,364
Cash flows from investing activities:
Capital expenditures	(138,739)	(117,668)	(18,622)	(66,155)
Proceeds from sale/leasebacks	—	35,010	50,910	—
Construction project costs reimbursable by landlord	(9,726)	—	—	—
NCM Distribution	285,814	—	—	—
Increase in restricted cash	—	—	(456,762)	(627,338)
Release of restricted cash	—	—	456,762	—
Acquisition of Loews, net of cash acquired	—	142,512	—	—
Acquisition of AMCE, net of cash acquired	—	—	(1,268,564)	—
Purchase of leased furniture, fixtures and equipment		—	(25,292)	—
Proceeds (payments) on disposal—discontinued operations	35,446	53,456	—	—
Proceeds from disposition of long-term assets	116,439	3,032	173	277
Other, net	(5,265)	(7,019)	1,601	821
Net cash provided by (used in) investing activities	283,969	109,323	(1,259,794)	(692,395)
Cash flows from financing activities:
Repurchase of senior secured floating rate notes due 2010	(205,000)	—	—	—
Repurchase of notes due 2011	(212,811)	—	—	—
Repurchase of notes due 2012	(175,000)	—	—	—
Payments on Term Loan B	(6,500)	—	—	—
Principal payments under capital and financing lease obligations	(3,735)	(3,163)	(856)	(2,020)
Principal payments under mortgage obligations	(113)	(10)	—	—
Deferred financing costs	(2,606)	(24,895)	(16,546)	—
Change in construction payables	(7,466)	1,204	4,747	(2,234)
Proceeds from issuance of 11% Senior Subordinated Notes due 2016	—	325,000	—	—
Proceeds from issuance of Senior Secured Credit Facility	—	650,000	—	—
Repayment of LCE credit facility	—	(620,425)	—	—
Repurchase of LCE 9% Senior Subordinated Notes due 2014	—	(318,938)	—	—
Repurchase of Notes due 2009 and 2011		—	(1,663)	—
Borrowing under Cinemex credit facility	2,100	6,000	—	—
Capital Contribution from Marquee Holdings Inc.	—	—	934,901	—
Proceeds from issuance of 8 5/8% senior unsecured fixed rate notes due 2012	—	—	250,000	250,000
Proceeds from issuance of senior unsecured floating rate notes due 2010	—	—	205,000	205,000
Proceeds from issuance of 12% senior discount notes due 2014	—	—	—	169,918
Proceeds from financing lease obligations	—	6,661	—	—
Cash portion of preferred dividends	—	—	—	(9,349)
Proceeds from exercise of stock options	—	—	—	52
Treasury stock purchases and other	—	—	—	(333)
Net cash provided by (used in) financing activities	(611,131)	21,434	1,375,583	611,034
Effect of exchange rate changes on cash and equivalents	(3,541)	4,755	1,847	(615)
Net increase in cash and equivalents	87,048	159,166	70,949	63,388
Cash and equivalents at beginning of year	230,115	70,949	—	333,248
Cash and equivalents at end of year	$317,163	$230,115	$70,949	$396,636
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $4,760 $2,239, $203 and $658 during successor periods 2007, 2006 and 2005 and predecessor period 2005, respectively)	$210,284	$115,753	$47,788	$42,629
Income taxes, net	897	(4,488)	838	2,364
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$8,199	$—	$4,941	$—
Preferred dividends	$—	$—	$—	$93,475

Refer to Note 2—Acquisitions for discussion of non-cash activities related to acquisitions.

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Preferred Stock		Common Stock
(In thousands, except share and per share data)	Shares	Amount	Shares	Amount
Successor from Inception on July 16, 2004 through March 29, 2007
Balance, July 16, 2004	–	$–	–	$–
Comprehensive loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–
Comprehensive loss
Stock-based compensation–options	–	–	–	–
Issuance of Common Stock	–	–	1	–
Balance, March 31, 2005	–	–	1	–
Comprehensive loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Unrealized gain on Cinemex swap agreements	–	–	–	–
Unrealized loss on marketable securities	–	–	–	–
Comprehensive loss
Stock-based compensation–options	–	–	–	–
Issuance of Common Stock for Merger	–	–	–
Balance, March 30, 2006	–	–	–	–
	–	–	–	–
Comprehensive earnings:
Net earnings	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Additional minimum pension liability	–	–	–	–
Unrealized loss on Cinemex swap agreements	–	–	–	–
Unrealized gain on Cinemex lease agreements	–	–	–	–
Unrealized gain on marketable securities	–	–	–	–
Comprehensive earnings
Adjustment for adoption of SFAS No. 158	–	–	–	–
Stock-based compensation–options	–	–	–	–
Purchase price adjustment of fair value of Common Stock issued for Merger	–	–	–	–
Balance March 29, 2007	–	$–	1	$–
Predecessor from April 1, 2004 through December 23, 2004
Balance, April 1, 2004	299,477	200	33,889,753	22,593
Comprehensive loss:
Net loss	–	–	–	–
Foreign currency translation adjustment	–	–	–	–
Unrealized gain on marketable securities	–	–	–	–
Comprehensive loss
Preferred Stock for dividends	39,479	26	–	–
Preferred Stock dividends	–	–	–	–
Preferred Stock accretion	–	–	–	–
Stock awards, options exercised and other (net of tax benefit of $20)	–	–	82,565	51
Deferred stock units and awards	–	–	–	–
Stock issued in connection with acquisition of GC	–	–	148,148	99
Treasury stock purchase	–	–	–	–
Elimination of Predecessor Company stockholders’ equity	(338,956)	(226)	(34,120,466)	(22,743)
Balance, December 23, 2004	–	$–	–	$–

See Notes to Consolidated Financial Statements.

(In thousands, except share	Convertible Class B Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Common Stock In Treasury		Total Stockholder’s
and per share data)	Shares	Amount	Capital	Income (Loss)	Deficit)	Shares	Amount	Equity

Balance, July 16, 2004	–	$–	$–	$–	$–	–	$–	$–
Comprehensive loss:
Net loss	–	–	–	–	(34,763)	–	–	(34,763)
Foreign currency translation adjustment	–	–	–	430	–	–	–	430
Unrealized loss on marketable securities	–	–	–	(45)	–	–	–	(45)
Comprehensive loss								(34,378)
Stock-based compensation–options	–	–	443	–	–	–	–	443
Issuance of Common Stock	–	–	934,901	–	–	–	–	934,901
Balance, March 31, 2005	–	–	935,344	385	(34,763)	–	–	900,966
Comprehensive loss:
Net loss	–	–	–	–	(190,876)	–	–	(190,876)
Foreign currency translation adjustment	–	–	–	(11,685)	–	–	–	(11,685)
Additional minimum pension liability	–	–	–	(172)	–	–	–	(172)
Unrealized gain on Cinemex swap agreements	–	–	–	594	–	–	–	594
Unrealized loss on marketable securities	–	–	–	220	–	–	–	220
Comprehensive loss								(201,919)
Stock-based compensation–options	–	–	4,191	–	–	–	–	4,191
Issuance of Common Stock for Merger	–	–	540,671	–	–	–	–	540,671
Balance, March 30, 2006	–	–	1,480,206	(10,658)	(225,639)	–	–	1,243,909

Comprehensive earnings:
Net earnings	–	–	–	–	134,079	–	–	134,079
Foreign currency translation adjustment	–	–	–	(5,037)	–	–	–	(5,037)
Additional minimum pension liability	–	–	–	(139)	–	–	–	(139)
Unrealized loss on Cinemex swap agreements	–	–	–	(560)	–	–	–	(560)
Unrealized gain on Cinemex lease agreements	–	–	–	80	–	–	–	80
Unrealized gain on marketable securities	–	–	–	339	–	–	–	339
Comprehensive earnings								128,762
Adjustment for initially applying SFAS No. 158	–	–	–	12,141	–	–	–	12,141
Stock-based compensation–options	–	–	10,568	–	–	–	–	10,568
Revised value of Common Stock issued for Merger	–	–	(3,500)	–	–	–	–	(3,500)
Balance March 29, 2007	–	$–	$1,487,274	$(3,834)	$(91,560)	–	$–	$1,391,880

Balance, April 1, 2004	3,051,597	2,035	469,498	(1,993)	(210,716)	77,997	(1,013)	280,604
Comprehensive loss:
Net loss	–	–	–	–	(35,878)	–	–	(35,878)
Foreign currency translation adjustment	–	–	–	3,241	–	–	–	3,241
Unrealized gain on marketable securities	–	–	–	147	–	–	–	147
Comprehensive loss								(32,490)
Preferred Stock for dividends	–	–	93,449	–	–	–	–	93,475
Preferred Stock dividends	–	–	(104,300)	–	–	–	–	(104,300)
Preferred Stock accretion	–	–	1,476	–	–	–	–	1,476
Stock awards, options exercised and other (net of tax benefit of $20)	–	–	12	–	–	–	–	63
Deferred stock units and awards	–	–	7,949	–	–	–	–	7,949
Stock issued in connection with acquisition of GC	–	–	1,922	–	–	–	–	2,021
Treasury stock purchase	–	–	–	–	–	22,372	(333)	(333)
Elimination of Predecessor Company stockholders’ equity	(3,051,597)	(2,035)	(470,006)	(1,395)	246,594	(100,369)	1,346	(248,465)
Balance, December 23, 2004	–	$–	$–	$–	$–	–	$–	$–

AMC Entertainment Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended March 29, 2007, March 30, 2006 and March 31, 2005

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

AMC Entertainment Inc. (“AMCE” or the “Company”) is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. (“AMC”) and its subsidiaries’ Grupo Cinemex, S.A. de C.V. (“Cinemex”) and AMC Entertainment International, Inc. (“AMCEI”) and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the “Company”), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada (“U.S. and Canada”) and in Mexico, Argentina, Brazil, Chile, Uruguay, China (Hong Kong), France and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006 and discontinued its operations in Spain and Portugal during the third quarter of fiscal 2007. The Company’s U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company’s International theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the merger with Loews on January 26, 2006.

The Company completed a merger on December 23, 2004 in which Marquee Holdings’ Inc. (“Holdings”) subsidiary, Marquee Inc. (“Marquee”) acquired the Company. See Note 2—Acquisitions for additional information regarding this merger. Holdings is a company formed on July 16, 2004. On December 23, 2004, pursuant to a merger agreement, Marquee merged with AMCE (the “Predecessor”). Upon the consummation of the merger between Marquee and AMCE on December 23, 2004, Marquee merged with and into AMCE, with AMCE as the surviving reporting entities (collectively the “Successor”). The merger with Marquee was treated as a purchase with Marquee being the “accounting acquirer” in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMCE, as of December 23, 2004, the merger date. The consolidated balance sheets presented herein are those of the Successor and the consolidated statements of operations and cash flows presented herein are those of the Successor for the fifty-two weeks ended March 29, 2007, the fifty-two weeks ended March 30, 2006 and the period from inception July 16, 2004 through March 31, 2005 and those of its Predecessor, AMCE for the period April 2, 2004 through December 23, 2004.

In association with the merger transaction discussed above, two merger entities were formed on July 16, 2004, Marquee and Holdings. To finance the merger and related transactions, on August 18, 2004, (i) Marquee issued $250,000,000 aggregate principal amount of 8 5/8% senior unsecured fixed rate Notes due 2012 (“Fixed Notes due 2012”) and $205,000,000 aggregate principal amount of senior unsecured floating rate Notes due 2010 (“Floating Notes due 2010”) and (ii) Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% senior discount Notes due 2014 (“Discount Notes due 2014”) for gross proceeds of $169,917,760. The only operations of Marquee and Holdings prior to the merger with Marquee were related to these financings. Because AMCE was the primary beneficiary of the two merger entities, which were considered variable interest entities as defined in FIN 46 (R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, AMCE was required to consolidate the merger entities’ operations and financial position into AMCE’s financial statements as of and through the period ended December 23, 2004. Upon consummation of the merger, Marquee was merged with and into AMCE and the letters of credit which gave rise to consolidation of the entities under FIN 46 (R) were cancelled. As such, Marquee’s operations and financial position are included within AMCE’s Consolidated Financial

Statements and Holding’s results of operations are included within the Predecessor Company’s Consolidated Financial Statements from its inception on July 16, 2004 through December 23, 2004. Subsequent to December 23, 2004 AMCE deconsolidated Holding’s assets and liabilities.

The results of operations of Holdings included within the Predecessor Company’s Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000.

Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from the AMCE. AMCE is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010 and the Existing Subordinated Notes and the amended credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

On June 11, 2007, Marquee Merger Sub Inc. (“merger sub”), a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. (“Parent”), merged with and into Holdings, with Holdings continuing as the surviving corporation (the “holdco merger”).  As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings’ common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into the right to receive a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings’ governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings’ other stockholders.  The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Holdings’ stockholders.

Discontinued Operations:   The results of operations for the Company’s discontinued operations have been eliminated from the Company’s continuing operations and classified as discontinued operations for each period presented within the Company’s Consolidated Statements of Operations. See Note 3—Discontinued Operations.

Assets held for Sale:   In conjunction with the Merger (see Note 2—Acquisitions), the Company entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees required the Company to hold separate and divest itself of 10 certain theatres. As a result, the Company classified the assets and liabilities of these theatres as held for sale as of March 30, 2006. During fiscal 2007 the Company sold six of these theatres for cash, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, and closed the remaining theatre. One theatre continues to be held by consent of the relevant state attorney general. Proceeds from the sales were $64,302,000. These proceeds have been classified as Proceeds on disposal—continuing operations in the Company’s Cash Flows from investing activities. These theatres were part of the company’s U.S. and Canada theatrical exhibition operating segment. The Company recorded a loss on the sales of these theatres of $1,947,000 during fiscal 2007.

The Company entered into an agreement to sell its consolidated operations in Spain and Portugal and as a result, the Company classified the assets and liabilities of these theatres as held for sale as of March 30, 2006. These sales were subsequently consummated on May 11, 2006. See Note 3 for additional proceeds on disposal—discontinued operations and proceeds from disposition of long-term assets.

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

Fiscal Year:   The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. Fiscal 2007, 2006 and 2005 reflect 52 week periods.

Revenues:   Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of stored value cards and discounted theatre tickets (no revenue or income recognition for non-presentment) until such time as the items are redeemed or management believes future redemption to be remote. The Company recognizes revenues related to on-screen advertising pursuant to the specific terms of its Exhibitor Services Agreement with National CineMedia, LLC. During the Successor periods ended March 29, 2007, March 30, 2006, and March 31, 2005, the Company recognized $10,992,000, $8,699,000 and $6,745,000 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote which was recorded in other expense (income) in the Consolidated Statements of Operations.

Film Exhibition Costs:   Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. As of March 29, 2007 and March 30, 2006, the Company recorded film payables of $72,070,000 and $65,488,000, respectively. The Successor recorded film exhibition costs of $855,804,000, $595,353,000 and $152,747,000 for the Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005, respectively, and the Predecessor reported film exhibition costs of $452,727,000 for the Predecessor period ended December 23, 2004.

Concession Costs:   The Company records payments from vendors as a reduction of concession costs when earned unless it is determined that the payment was for the fair value of services provided to the vendor where the benefit to the vendor is sufficiently separable from the Company’s purchase of the vendor’s products. In the latter instance revenue is recorded and if the consideration received is in excess of fair value, then the excess is recorded as a reduction of concession costs. In addition, if the payment from the vendor is for a reimbursement of expenses, then those expenses are offset.

NCN and Other:   On March 29, 2005, the Company and Regal Entertainment Group combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC (“NCM”). The company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. The Company records its share of on-screen advertising revenues generated by NCN and NCM in other theatre revenues. The Company contributed fixed assets and exhibitor agreements of its cinema screen advertising subsidiary NCN to NCM. The Company also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to its investment in NCM. Additionally, the Company paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM, issued a 37% interest in its Class A units to NCN. Since that date, NCN’s interest in NCM has declined to 18.6% due to the entry of new investors.

Prior to the contribution to NCM on March 29, 2005, the Company recognized revenues related to on-screen advertising over the period the related advertising was delivered on-screen or in-theatre pursuant to the specific terms of its agreements with advertisers. Its on-screen advertising subsidiary (NCN) operated its advertising program through agreements with other theatre circuits. These circuit agreements stipulated the amount of circuit payments a theatre would receive for running on-screen slides, on-film programs and other related in-theatre products and services. The Company’s circuit agreements have terms of 1 to 5 years, with an annual cancellation provision included in select agreements. Certain circuits have agreements requiring an annual minimum exhibitor share payment. The Company recognizes the minimum exhibitor share payments as an expense on a straight-line basis over the terms of the agreements and any excess minimum exhibitor share payments are recognized when earned.

Loyalty Program:   The Company records the estimated incremental cost of providing free concession items for awards under its Moviewatcher loyalty program when the awards are earned. Historically, the costs of these awards have not been significant.

Advertisting Costs:   The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $21.4 million, $22.6 million, $5.2 million and $18.9 million during the 52 weeks ended March 29, 2007 and March 30, 2006, the 14 weeks ended March 31, 2005 and the 38 weeks ended December 23, 2004, respectively.

Cash and Equivalents:   Under the Company’s cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of March 29, 2007 and March 30, 2006 was $21,101,000 and $13,829,000, respectively.

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

Intangible Assets:   Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from the acquisitions, and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer relationship intangible assets, non-competition and consulting agreements and trademarks, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets except for a customer relationship intangible asset and the AMC and Cinemex Trademark intangible assets associated with the merger with Marquee. The customer relationship intangible asset is amortized over eight years based upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. This pattern indicates that over 2/3rds of the cash flow generated from the asset is derived during the first five years. The AMC and Cinemex Trademark intangible assets are considered indefinite lived intangible assets, and therefore not amortized, but rather evaluated for impairment annually. There was a $1,404,000 impairment of the Company’s intangible assets related to theatre leases acquired under favorable terms at one theatre with 12 screens in the U.S. during fiscal 2007.

Investments:   The Company accounts for its investments in non-consolidated entities using either the cost and equity methods of accounting as appropriate, has recorded the investments within other long-term assets in its consolidated balance sheets and records equity in earnings or losses of these entities accounted for following the equity method of accounting within equity in (earnings) losses of non-consolidated entities in its consolidated statements of operations. The Company follows the guidance in EITF 03-16 Accounting for Investments in Limited Liability Companies which prescribes the use of the equity method for investments that are not considered to be minor in Limited Liability Companies that maintain specific ownership accounts. The Company classifies gains and losses on sales of and changes of interest in equity method investments within equity in (earnings) losses of non-consolidated entities. As of March 29, 2007, the Company holds a 50% interest in Hoyts General Cinemas South America (“HGCSA”) a partnership that operates 17 theatres in South America; a 18.6% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 26% interest in Movietickets.com, a joint venture that provides moviegoers with a convenient way to buy movie tickets online, access local showtime information, view trailers and read reviews; a 33 1/3% interest in Digital Cinema Implementation Partners LLC, a joint venture to explore the possibility of implementing digital cinema in the Company’s theatres and a 50% interest in three theatres that are accounted for following the equity method of accounting. In February 2007, the Company recorded a change of interest gain of $132.6 million pursuant to SAB Topic 5H and received distributions in excess of its investment in NCM related to the redemption of preferred and common units of $106.2 million. Future equity in earnings from NCM will not be recognized until cumulative earnings exceed the redemption gain or cash distributions of earnings are received. The Company’s recorded investments exceed its proportional ownership of the underlying equity in these entities by approximately $880,000, excluding NCM. These differences will be amortized to equity in earnings or losses over the estimated useful lives of the related assets (1-4 years) or evaluated for impairment. There was no impairment of the Company’s investments as of March 29, 2007. As of March 29, 2007 the Company holds a 8.4% interest in Fandango on an as converted basis, a joint venture that provides moviegoers with a convenient way to buy movie tickets online, access local showtime information, view trailers and read reviews that is accounted for following the cost method of accounting.

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

The Company’s recorded goodwill was $2,056,053,000 as of March 29, 2007 and $2,018,318,000 as of March 30, 2006. The Company evaluates goodwill for impairment as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would reduce the fair value for a reporting unit below its carrying amount. The Company’s goodwill is recorded in its U.S. and Canada theatrical exhibition operating segment and in Cinemex which are also the reporting units for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by considering multiples applied to cash flow estimates less net indebtedness or contemporaneous valuations prepared by unrelated specialists which it believes are appropriate methods to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value. There was no goodwill impairment as of March 29, 2007.

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

Theatre and Other Closure Expense:   Theatre and other closure expense is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company’s closed theatres, other vacant space or theatres where development has been discontinued. Theatre and other closure expense is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. Accretion expense relates to changes in the Company’s theatre closure liability due to the passage of time where the Company has based its expected payments to landlords on discounted amounts and is a component of theatre and other closure expense. The Successor recorded theatre and other closure expense of $9,011,000, $601,000 and $1,267,000 for the periods ended March 29, 2007, March 30, 2006 and March 31, 2005, respectively, and the Predecessor recorded theatre and other closure expense of $10,758,000 for the period ended December 23, 2004. Accrued theatre and other closure expense is generally classified as current based upon management’s intention to negotiate termination of the related lease obligations within one year.

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

The Company recorded a liability of $25,846,000 related to one-time termination benefits and other costs for the displacement of approximately 230 associates in connection with the Merger with Loews as part of purchase accounting. The Company recorded an additional $3,932,000 liability related to closures of Loews’ duplicate administrative facilities in connection with the Merger with Loews as part of purchase accounting.

Leases:   The majority of the Company’s operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 15 to 20 years (see Note 19—Related Party Transactions), with certain leases containing options to extend the leases for up to an additional 20 years. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements and therefore, considers the initial base term as the lease term under Statement of Financial Accounting Standards No. 13, Accounting for Leases (“SFAS No. 13”). The leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts and contingent rentals based on revenues with a guaranteed minimum.

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

Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded $18,469,000 and $25,144,000 as financing lease obligations for failed sale leaseback transactions on its Consolidated Balance Sheets related to these types of projects as of March 29, 2007 and March 30, 2006, respectively.

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

Management evaluates its theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. The Company performs its annual impairment analysis during the fourth quarter because the Christmas and New Years holiday results comprise a significant portion of the Company’s operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of the Company’s impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period and is often less than the remaining lease period when management does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. Fair value for furniture, fixtures and equipment has been determined using factors such as similar asset sales and in some instances third party valuation studies. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates.

If theatres currently have sufficient estimated future cash flows to realize the related carrying amount of theatre assets, but management believes that it is not likely the theatre will be operated to the end of its lease term, the estimated economic life of the theatre assets are revised to reflect management’s best estimate of the economic life of the theatre assets for purposes of recording depreciation. Impairment losses were recorded during fiscal 2007 and 2006 due to deterioration in cash flows.

Impairment losses by operating segment are as follows:

Impairment of long-lived assets (In thousands)	52 weeks Ended March 29, 2007	52 weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
U.S. and Canada theatrical exhibition	$10,686	$11,974	$–	$–
International theatrical exhibition	–	–	–	–
Total impairments of long-lived assets	$10,686	$11,974	$–	$–

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

Stock-based Compensation:   The Successor has no stock-based compensation arrangements of its own; however its parent, Holdings granted options on 39,476.72872 shares to certain employees during the Successor periods ended March 31, 2005 and March 30, 2006. Because the employees to whom the options were granted are employed by the Successor, the Successor has reflected the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009. The options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Successor has recorded $10,568,000 of stock-based compensation expense during its period ended March 29, 2007, $3,433,000 of stock-based compensation expense during its period ended March 30, 2006 and $1,201,000 of stock-based compensation expense during its period ended March 31, 2005 and the Predecessor has recorded no stock compensation expense for its period ended December 23, 2004.

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

One of the holders of stock options has put rights associated with his options deemed to be within his control whereby he can require Holdings to repurchase his options and as a result, the expense for these options is remeasured each reporting period as liability based options at Holdings and the related compensation expense is included in AMCE’s financial statements. However, since the put option that causes liability classification is a put to AMCE’s parent Holdings rather than AMCE, AMCE’s financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $10,568,000.

The following table reflects the weighted average fair value per option granted during each year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	March 29, 2007	March 30, 2006(1)	March 31, 2005(1)	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Weighted average fair value on grant date	$–	$230.75	$575.48	$–
Risk-free interest rate	–	4.5%	3.6%	–
Expected life (years)	–	3	5	–
Expected volatility(2)	–	25.8%	65.3%	–
Expected dividend yield	–	–	–	–

(1)                Represents assumptions for stock options granted to certain employees of the Company.

(2)                The Company uses a combination of historical AMC Entertainment Inc. share values for the periods when the Company was publicly traded as well as those of its competitor peer group for purposes of calculating volatility. The options issued by the Company during the year ended March 31, 2005 had an expected life of 5 years while the options issued during the year ended March 30, 2006 had an expected life of 3 years. The volatility was calculated from the same source of prices but was for different expected terms thus providing different volatility factors.

The following table illustrates the effect on net loss as if the fair value method had been applied to all stock awards and outstanding and unvested options in each period:

(In thousands)	April 2, 2004 through December 23, 2004
(Predecessor)
Net loss:
As reported	$(35,878)
Add: Stock based compensation expense included in reported net loss, net of related tax effects	–
Deduct: Total stock-based compensation expense determined under fair value method for all awards	–
Pro forma	$(35,878)

Income Taxes:   The Successor joins with Holdings in filing a Consolidated U.S. Corporation Income Tax Return, and in certain states, consolidated state income tax returns. With respect to the consolidated federal and state income tax returns, the Successor remits income taxes to the applicable taxing jurisdiction and records income taxes payable and receivable from other members of the group as if each member filed separate federal and state income tax returns. Additionally, the Successor’s provision for income taxes is computed as if it filed separate income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”) Accounting for Income Taxes. Under SFAS 109, deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the liability method. This method gives consideration to the future tax consequences of deferred income or expense items and immediately recognizes changes in income tax laws upon enactment. The income statement effect is generally derived from changes in deferred income taxes on the balance sheet.

AMCE entered into a tax sharing agreement with Holdings under which AMCE agreed to make cash payments to Holdings to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to AMCE or its subsidiaries’ income and (ii) franchise taxes and other fees required to maintain Holdings’ legal existence.

Casualty Insurance:   The Company is self-insured for general liability up to $500,000 per occurrence and carries a $400,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses that it will be responsible for paying. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of March 29, 2007 and March 30, 2006, the Company had recorded casualty insurance reserves of $25,675,000 and $26,373,000, respectively. The Successor recorded expenses related to general liability and workers compensation claims of $14,700,000, $10,936,000 and $2,088,000 for the periods ended March 29, 2007 March 30, 2006 and March 31, 2005, respectively, and the Predecessor recorded $8,288,000 for the period ended December 23, 2004.

New Accounting Pronouncements:   In February 2007, the FASB issued SFAS No. 159. “The Fair Value Option for Financial responsibilities, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company will be required to adopt this standard in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

In October 2006, the FASB agreed to issue FSP No. 123(R)-6, Technical Corrections of Statement 123(R),which amends four paragraphs of SFAS 123(R). The first amendment exempts nonpublic entities from disclosing the aggregate intrinsic value of outstanding fully vested share options and share options expected to vest. The second revises the computation of minimum compensation costs to be recognized when using the “straight-line” attribution method. The third addresses Illustration 13(e), indicating that at the date the illustrative awards were no longer probable of vesting, any previously recognized compensation cost should have been reversed. The fourth amends the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of this FSP are required after October 20, 2006; early application is permitted for periods for which financial statements have not yet been issued. The adoption of FSP 123(R)-6 did not have an impact on the consolidated financial position, results of operations, or cash flows.

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

In October 2006, the FASB released Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an entity to (1) recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan's underfunded status, (2) measure a defined benefit retirement plan’s assets and obligations that determine its funded status as of the end of the employer's fiscal year, and (3) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006, for public entities, or March 29, 2007 for the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or April 2, 2009 for the Company. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. The adoption of SFAS 158 decreased liabilities and accumulated other comprehensive loss by $12,141,000.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending March 29, 2007. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The adoption of SAB 108 did not effect the Company’s financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48” or the “Interpretation”), which clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the new requirements in the first quarter of fiscal 2008 and and is currently evaluating the impact of FIN 48 on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial responsibilites, including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company will be required to adopt this standard in the first quarter of fiscal 2008. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

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

NOTE 2—ACQUISITIONS

Merger with Loews

On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, Inc. (“LCE Holdings”), the parent of Loews Cineplex Entertainment Corporation (“Loews”), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger (the “Merger” and collectively, the “Mergers”). The transaction closed on January 26, 2006. Upon completion of the Mergers, the existing stockholders of Holdings, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., currently hold approximately 60% of its outstanding capital stock, and the previous stockholders of LCE Holdings, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors (collectively with J.P. Morgan Partners, LLC and Apollo Management, L.P., the “Sponsors”), hold approximately 40% of the outstanding capital stock of Holdings.

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

Marquee Holdings Inc. issued 256,085.61252 shares of Class L-1 Common Stock and 256,085.61252 shares of Class L-2 Common Stock to the Stockholders of LCE Holdings. The Company has accounted for the Merger as a purchase in accordance with SFAS No. 141, Business Combinations, for an estimated purchase price of $537,171,000 for the Class L-1 and Class L-2 Common Stock. The purchase price reflects the estimated fair value of shares issued for the Mergers of $268,585,500 for the Class L-1 shares and $268,585,500 for the Class L-2 shares. The purchase price for the Merger was based on a valuation study performed by a third party. The acquisition included 112 theatres with 1,308 screens in the United States, 40 theatres with 443 screens in Mexico (Cinemex), 4 managed/joint venture theatres with 55 screens in the United States and a 50% interest in Yelmo Cineplex, S.L. operating 27 theatres with 311 screens in Spain that is accounted for using the equity method. The financing of the Merger is described in Note 8. The Merger did not constitute a change in control.

The following is a summary of the allocation of the purchase price to the assets and liabilities of LCE Holdings based on management’s judgment after evaluating several factors, including actuarial estimates for pension liabilities, estimates of fair value for issuance of common stock and a valuation assessment prepared by a valuation specialist:

(In thousands)
Cash and equivalents	$142,512
Current assets	41,102
Property, net	726,993
Intangible assets, net	107,269
Goodwill	806,496
Deferred income taxes	14,112
Other long-term assets	73,902
Current liabilities	(180,918)
Corporate borrowings	(1,054,192)
Capital and financing lease obligations	(32,524)
Other long-term liabilities	(107,581)
Total estimated purchase price	$537,171

Amounts recorded for goodwill were not subject to amortization, and were not considered deductible for income tax purposes. Goodwill in the amount of $602,035,000 and $204,461,000 was recorded at the Company's U.S. and Canada theatrical exhibition operating segment and the International operating segment, respectively. During fiscal year 2007, the Company recorded fair value adjustments of approximately $109 million to its preliminary allocation of purchase price related to property, which had the effect of reducing property and increasing goodwill. The Company also recorded fair value adjustments of approximately $15.6 million to its preliminary allocation of purchase price for deferred tax assets at Cinemex related to the adjustments to property, which had the effect of increasing deferred tax assets and reducing goodwill. In connection with the adjustment to fair value, the Company recorded a cumulative adjustment to depreciation expense of $2.2 million.

During fiscal year 2007, the Company recorded a fair value adjustment of approximately $26.2 million to its preliminary allocation of purchase price related to deferred tax assets resulting in a full valuation allowance for Cinemex which had the effect of reducing net deferred tax assets and increasing goodwill, and recorded a fair value adjustment of $23.5 million related to its equity investment in Yelmo Cineplex, S.L. (“Yelmo”) which had the effect of increasing other long-term assets and decreasing goodwill.

Additionally, during the fifty-two weeks ended March 29, 2007, the Company recorded fair value adjustments of approximately $3.5 million to its preliminary allocation of purchase price related to its estimated purchase price for the Merger, which had the effect of reducing additional paid-in capital and reducing goodwill; recorded fair value adjustments of $12.2 million related to deferred revenues for stored value cards, discounted theatre tickets and gift certificates where management believed future redemption to be remote, which had the effect of reducing deferred revenues and reducing goodwill; recorded fair value adjustments to restructuring liabilities related to one-time termination benefits of $1.2 million, which had the effect of reducing restructuring liabilities and reducing goodwill; recorded fair value adjustments of $0.9 million to theatre and other closure liabilities, which had the effect of reducing theatre and other closure liabilities and reducing goodwill; recorded fair value adjustments to property of $2.1 million, which had the effect of reducing property and increasing goodwill; and recorded fair value adjustments to working capital and other of $1.5 million, which had the effect of reducing current assets and other liabilities and increasing goodwill; and recorded the release of valuation allowance for certain capital loss carryforwards acquired from LCE that are expected to be utilized on the fiscal 2007 tax return, which had the effect of increasing other long-term assets and decreasing goodwill by $14.1 million.

The Merger included the acquisition of intangible assets including $43,133,000 related to favorable leases with a weighted average amortization period of 10 years, $2,300,000 related to Loews trademark and tradename with an amortization period of 5 years, $44,853,000 related to advertising contracts with a weighted average amortization period of 5 years, $7,708,000 related to management contracts with a weighted average amortization period of 22 years, $1,940,000 related to Cinemex non-compete agreement with less than one year remaining on the agreement, and $7,335,000 related to Cinemex trademark and tradename which is not amortized. The weighted average life for the Loews and Cinemex amortizable intangible assets is 8.2 years. These fair values are based on management's best estimate using available evidence, including a study performed by a valuation specialist. The Cinemex trademark and tradename are indefinite-lived intangible assets which are not subject to amortization but do require impairment evaluation during each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets are more fully discussed in Note 5—Goodwill and Other Intangible Assets.

Merger with Marquee

On December 23, 2004, the Company completed a merger in which Holdings acquired AMCE pursuant to an Agreement and Plan of Merger, dated as of July 22, 2004, by and among AMCE, Holdings and Marquee. Marquee, a wholly owned subsidiary of Holdings, merged with and into AMCE, with AMCE remaining as the surviving entity and becoming a wholly owned subsidiary of Holdings. The merger was voted on and approved by the Company’s shareholders on December 23, 2004.

Pursuant to the terms of the merger agreement, each issued and outstanding share of AMCE’s Common Stock and Convertible Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of the Company’s Series A Convertible Preferred Stock was converted into the right to receive $2,727.27 in cash per share. The total amount of consideration paid in the merger with Marquee was approximately $1,665,200,000. AMCE made payments to holders of its Common Stock, Convertible Class B Stock and Series A Convertible Preferred Stock in the aggregate amount of $1,647,300,000 and Holdings made payments of $17,900,000 to the holders of 1,451,525 vested in-the-money options and holders of 520,350 deferred stock units that vested upon consummation of the merger. The Company has recorded $63,057,000 ($20,325,000 Successor and $42,732,000 Predecessor) of general and administrative expenses related to the merger with Marquee all of which were paid as of March 31, 2005. Included in these amounts are $20,000,000 of Successor transaction fees paid to J.P. Morgan Partners (BHCA), L.P. and Apollo Investment Fund V, L.P. and certain related investment funds.

Marquee used the net proceeds from the sale of AMCE’s notes (as described in Note 8), together with existing cash balances of AMCE and the proceeds from the equity contribution from Holdings (consisting of equity contributed by the former sponsors, the co-investors and certain members of management and the net proceeds of an offering of Holdings notes), to finance the merger with Marquee.

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

The purchase price paid by Holdings for the Company resulted in goodwill because it exceeded the fair value of assets acquired. Holdings paid a price in excess of fair value of the assets acquired because it believed that the Company was a leader in the theatrical exhibition business based upon revenues and that the Company provided a platform for future growth through acquisitions in the consolidating theatrical exhibition business.

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

Cash and equivalents	$396,636
Other current assets	99,794
Property, net	894,293
Intangible assets	205,148
Goodwill	1,361,308
Deferred income taxes	79,994
Other long-term assets	61,006
Current liabilities	(344,908)
Corporate borrowings	(709,283)
Capital and financing lease obligations	(66,525)
Other long-term liabilities	(312,263)
Total estimated purchase price	$1,665,200

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

Amounts recorded for goodwill are not subject to amortization, are not expected to be deductible for tax purposes and have been allocated to the Company’s U.S. and Canada theatrical exhibition operating segment, Other operating segment, Japan AMC Theatres Inc., the Company’s Japan branch and the Company’s consolidated Spain and Portugal operations conducted through AMC Entertainment Espana S.A. and Actividades Multi-Cinemas E Espectaculos, LDA (the reporting units). The Company has performed it annual impairment test for goodwill and recorded no impairment as of March 29, 2007. The goodwill of $29,973,000, allocated to the Other operating segment, was included in the Company’s investment in NCM together with certain of NCN’s other contributed assets and was reduced to $0 as a result of the NCM, Inc. IPO during fiscal 2007. Goodwill of $44,774,000 was allocated to Japan AMC Theatres Inc., which was disposed of in connection with the consummation of the sale of that entity on June 30, 2005, and goodwill of $6,599,000 was allocated to the remaining Japan location, which was disposed of in connection with the consummation of the sale of that entity on September 1, 2005. Goodwill of $11.7 million was allocated to the Spain and Portugal theatres and is included in non-current assets held for sale.

Unaudited Pro Forma Effect of Merger Transactions

The unaudited pro forma financial information presented below sets forth the Company’s pro forma consolidated statement of operations for the fifty-two weeks ended March 30, 2006 and March 31, 2005 to give effect to the Mergers and the related debt issuances as if each transaction occurred on April 2, 2004. Such information is presented for comparative purposes only and does not purport to represent what the Company’s results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Fifty-two weeks ended	Fifty-two weeks ended
(In thousands)	Pro Forma March 30, 2006	Pro Forma March 31, 2005
	(Unaudited)	(Unaudited)
Revenues
Admissions	$1,588,412	$1,722,861
Concessions	648,873	685,406
Other revenues	131,866	104,790
Total revenues	2,369,151	2,513,057
Cost of operations	1,524,526	1,594,595
Rent	429,439	417,735
General and administrative:
Merger, acquisition and transaction costs*	18,023	8,098
Management fee	5,000	5,000
Other	78,661	89,638
Preopening expense	10,635	2,553
Theatre and other closure expense	601	12,025
Restructuring charge	3,980	5,053
Depreciation and amortization	262,764	271,919
Impairment of long-lived assets	11,974	–
Disposition of assets and other gains	(1,300)	(5,274)
Total costs and expenses	2,344,303	2,401,342
Other income	(9,818)	(6,778)
Interest expense	200,976	208,876
Investment expense (income)	5,390	(5,878)
Total other expense	196,548	196,220
Earnings (loss) from continuing operations before income taxes	(171,700)	(84,505)
Income tax provision (benefit)	9,197	11,500
Earnings (loss) from continuing operations	(180,897)	(96,005)
Income (loss) from discontinued operations, net of income tax benefit	(25,291)	3,329
Net loss	(206,188)	(92,676)
Operating data (at period end) (unaudited):
Average screens**	5,080	5,096
Number of screens operated	5,337	5,317
Number of theatres operated	389	398
Screens per theatre	13.7	13.4
Attendance (in thousands)—continuing operations**	240,229	270,433

*                    Primarily represents nonrecurring costs for the Merger Transactions.

**             Includes consolidated theatres only.

NOTE 3—DISCONTINUED OPERATIONS

On May 11, 2006, the Company sold two of its wholly-owned subsidiaries, AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectáculos, LDA (collectively “Iberia”), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The investment in Yelmo was reported within other long-term assets at March 30, 2006. The Company no longer has continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as the Company no longer has operations or significant cash flows from the Iberia component.

Information presented for all periods reflects the discontinued classification. All affected amounts within the consolidated financial statements have been adjusted accordingly. The results of operations of the Iberia theatres were previously reported in the Company’s International theatrical exhibition operating segment. The Company has recorded a gain on sale of Iberia of $2,658,000 during fiscal 2007 which is included in discontinued operations. Goodwill of $11.7 million was allocated to the Iberia theatres in connection with the sale. The Iberia assets and liabilities were classified as held for sale at March 30, 2006.

Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company’s Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	From April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Admissions	$3,892	$31,192	$9,632	$24,723
Concessions	1,292	10,651	3,300	8,633
Other revenue	172	1,729	508	1,340
Total revenues	5,356	43,572	13,440	34,696
Costs and Expenses
Film exhibition costs	1,901	15,247	4,592	12,359
Concession costs	255	2,003	547	1,845
Operating expense	1,189	10,663	3,480	8,852
Rent	1,410	11,423	3,128	8,474
General and administrative—other	50	171	116	181
Preopening expense	–	–	–	–
Depreciation and amortization	545	4,774	1,332	4,207
Disposition of assets and other gains	(2,658)	–	–	–
Total costs and expenses	2,692	44,281	13,195	35,918
Interest expense	220	1,878	598	1,560
Investment income	(4)	(5)	1	(3)
Total other expense	216	1,873	599	1,557
Earnings (loss) before income taxes	2,448	(2,582)	(354)	(2,779)
Income tax provision	–	300	80	240
Earnings (loss) from discontinued operations	$2,448	$(2,882)	$(434)	$(3,019)

For the fifty-two weeks ended March 29, 2007 earnings from discontinued operations includes $0.3 million transferred from currency translation adjustments which decreased earnings from discontinued operations.

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

Statements of operations data:

(In thousands)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	From April 2, 2004 through December 23, 2004
	(Successor)	(Predecessor)
Revenues
Admissions	$11,293	$13,083	$35,310
Concessions	2,134	2,551	7,082
Other revenue	363	268	1,485
Total revenues	13,790	15,902	43,877
Costs and Expenses
Film exhibition costs	6,076	7,534	19,932
Concession costs	323	352	1,519
Operating expense	3,243	2,944	8,976
Rent	3,918	3,744	11,503
General and administrative—other	1,833	206	646
Depreciation and amortization	706	821	1,832
Total costs and expenses	16,099	15,601	44,408
Investment income	–	–	–
Earnings (loss) before income taxes	(2,309)	301	(531)
Income tax provision	20,100	–	–
Earnings (loss) from discontinued operations	$(22,409)	$301	$(531)

Goodwill of $44,774,000 was allocated to Japan AMC Theatres Inc. and goodwill of $6,599,000 was allocated to the Company’s Japan branch and disposed of in connection with the consummation of the sale of those entities and there was no gain or loss on the sales. The goodwill is not deductible for tax purposes and is discussed in Note 10. For the fifty-two weeks ended March 30, 2006, the loss from discontinued operations includes $1.96 million transferred from currency translation adjustments which increased the gain from discontinued operations prior to allocation of goodwill.

NOTE 4—PROPERTY

A summary of property is as follows:

(In thousands)	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
Property owned:
Land	$44,524	$38,361
Buildings and improvements	162,194	252,640
Leasehold improvements	861,510	918,740
Furniture, fixtures and equipment	1,228,694	1,116,763
	2,296,922	2,326,504
Less-accumulated depreciation and amortization	1,018,771	828,574
	1,278,151	1,497,930
Property leased under capital leases:
Buildings and improvements	39,281	23,725
Less-accumulated amortization	18,609	20,607
	20,672	3,118
	$1,298,823	$1,501,048

Included in property is $29,147,000 and $34,796,000 of construction in progress as of March 29, 2007 and March 30, 2006, respectively.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Activity of goodwill by operation segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 31, 2005	$1,401,740	$–	$1,401,740
Goodwill allocated to sale of Japan theatres	(51,373)	51,373	–
Sale of Japan theatres	–	(51,373)	(51,373)
Merger with LCE	609,578	129,161	738,739
Currency translation adjustment	–	(4,559)	(4,559)
Goodwill allocated to pending sale of Spain and Portugal theatres	(11,712)	11,712	–
Reclassification of Spain and Portugal theatres to assets held for sale	–	(11,712)	(11,712)
Fair value adjustments(1)	(54,517)	–	(54,517)
Balance as of March 30, 2006	1,893,716	124,602	2,018,318
Currency translation adjustment	–	(4,047)	(4,047)
Fair value adjustments LCE(2)	(7,548)	75,300	67,752
Goodwill allocated to sale of divestitures(3)	(10,082)	–	(10,082)
Fair value adjustments AMCE(4)	(15,888)	–	(15,888)
Balance as of March 29, 2007	$1,860,198	$195,855	$2,056,053

(1)                The Company revised its preliminary allocations of fair value for certain unfavorable leases preliminarily recorded in Spain, Hong Kong and Japan based on additional information it was awaiting with respect to estimated sales prices for these theatres during the preliminary allocation period. The Company reduced its preliminary estimates of fair value for the unfavorable leases by $6.5 million in Spain, $5.3 million in Hong Kong and $23.2 million in Japan. Additionally, the Company utilized deferred tax assets of $18.5 million that had been assigned a 100% valuation allowance in connection with its Merger with Marquee on December 23, 2004. The Company subsequently utilized these deferred tax assets during fiscal 2006 and released the related valuation allowance as a reduction of goodwill as they were established in connection with the merger with Marquee. These adjustments in total reduced goodwill by $53.5 million. The Company recognized no gain or loss on the sale of the Japan or Hong Kong theatres and recorded an adjustment to goodwill based on additional information it was awaiting with respect to the estimated sales price for these theatres during the preliminary allocation period.

(2)                Adjustments to fair value relate primarily to changes in the preliminary estimated fair values of property, net (see Note 2—Acquisitions), a full valuation allowance recorded on the net deferred tax assets at Cinemex (see Note 10—Income Taxes), changes in the estimated fair value for the equity investment in Yelmo and the release of valuation allowance for deferred tax assets related to capital loss carryforwards that are expected to be utilized on the 2007 tax return.

(3)                Allocations based on additional information the Company was awaiting with respect to the estimated sales price for these theatres during the preliminary allocation period.

(4)                Adjustments to fair value relate to the release of valuation allowance for AMCE deferred tax assets that were valued at $0 in the merger with Marquee.

		March 29, 2007		March 30, 2006
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$117,607	$(25,448)	$117,645	$(13,079)
Loyalty program	3 years	46,000	(23,460)	46,000	(14,950)
LCE trade name	4 years	2,300	(540)	2,300	(80)
LCE/Cinemex advertising and management contracts	2 to 24 years	51,692	(17,510)	52,159	(2,841)
Cinemex non-compete	–	1,592	(1,592)	1,656	(313)
Other intangible assets	1 to 15 years	23,526	(20,935)	30,701	(26,922)
Total, amortizable		$242,717	$(89,485)	$250,461	$(58,185)
Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		6,944		7,032
Total, unamortized		$80,944		$81,032

Amortization expense associated with the intangible assets noted above is as follows:

	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Recorded Amortization	$37,029	$21,440	$6,273	$2,936

Estimated amortization expense for the next five fiscal years for intangible assets owned as of March 29, 2007 is projected below:

(In thousands)	2008	2009	2010	2011	2012
Projected amortization expense	$28,406	$22,195	$16,494	$14,540	$13,416

NOTE 6—INVESTMENTS

NCM Transactions

On March 29, 2005, the Company formed National CineMedia, LLC (“NCM”) with Regal Entertainment Group (“Regal”) to combine its screen advertising business. On July 15, 2005, Cinemark Holdings, Inc. (“Cinemark”) joined the NCM joint venture by contributing its screen advertising business. On February 13, 2007, National CineMedia, Inc. (“NCM, Inc.”), a newly formed entity that now serves as the sole manager of NCM, closed its initial public offering, or IPO, of 42,000,000 shares of its common stock at a price of $21.00 per share.

In connection with the completion of NCM, Inc.’s IPO, on February 13, 2007, the Company entered into the Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM Operating Agreement”) among American Multi-Cinema, Inc., Regal and Cinemark. Pursuant to the NCM Operating Agreement, the members are granted a redemption right to exchange common units of NCM for NCM, Inc. shares of common stock on a one-for-one basis, or at the option of NCM, Inc., a cash payment equal to the market price of one share of NCM, Inc.’s common stock. Upon execution of the NCM Operating Agreement, each existing preferred unit of NCM held by American Multi-Cinema, Inc., Regal and Cinemark was redeemed in exchange for $13.7782 per unit, resulting in the cancellation of each preferred unit. NCM used the proceeds of a new $725 million term loan facility and $59.8 million of net proceeds from the NCM, Inc. IPO to redeem the outstanding preferred units. The Company received approximately $259.3 million in the aggregate for the redemption of all its preferred units in NCM. The Company received approximately $26.5 million from selling common units in NCM to NCM, Inc., in connection with the exercise of the underwriters’ over-allotment option in the NCM, Inc. IPO.

In connection with the completion of NCM, Inc.’s IPO, the Company also entered into an Exhibitor Services Agreement (“ESA”) with NCM on February 13, 2007, whereby in exchange for approximately $231.3 million, the Company agreed to modify NCM’s payment obligations under the prior Exhibitor Services Agreement. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which the Company is paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to American Multi-Cinema, Inc., Regal and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. Additionally, the Company entered into the First Amended and Restated Loews Screen Integration Agreement with NCM on February 13, 2007, pursuant to which the Company will pay NCM an amount that approximates the EBITDA that NCM would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of NCM, Inc.’s IPO, and NCM issued to us common membership units in NCM, increasing our ownership interest to approximately 33.7%; such Loews payments will be made quarterly until May 2008 and are expected to approximate $15.9 million. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. In addition, the Company expects to receive mandatory quarterly distributions of excess cash from NCM. Subsequent to the NCM, Inc. IPO, the Company held an 18.6% interest in NCM.

As a result of NCM, Inc’s. IPO and debt financing, the Company recorded a change of interest gain of $132.6 million pursuant to SAB Topic 5H and received distributions in excess of its investment in NCM related to the redemption of preferred and common units of $106.2 million. The Company has recognized the change of interest gain and the excess distribution as a gain in equity in earnings of non-consolidated entities as it has not guaranteed any obligations of NCM and is not otherwise committed to provided further financial support for NCM.

In future periods, the Company will not recognize any undistributed equity in the earnings of NCM until NCM’s future net earnings equal the amount of the excess distribution. In essence, the Company considers the excess distribution as an advance on NCM's future earnings and, accordingly, future earnings of NCM should not be recognized through the application of equity method accounting until such time as the Company’s share of NCM’s future earnings exceeds the excess distribution. The Company believes that the accounting model provided by paragraph 19(i) of APB 18 for recognition of equity investee losses in excess of an investor’s basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

As of March 29, 2007, the Company owns 17,474,890 units or an 18.6% interest in NCM accounted for using the equity method of accounting. The fair market value of the shares in National Cinemedia LLC was approximately $468 million based on a closing price for shares of National CineMedia, Inc. on March 29, 2007 of $26.79 per share. Because the Company has little tax basis in these units and because the sale of these units would require it to report taxable income of $610 million for distributions received from NCM that were previously deferred, the Company estimates that the amount of current tax that it would be required to pay as a result of realizing the fair value of these shares would be $244 milion that could be payable within 15 to 150 days of the sale.

As of March 29, 2007 and March 30, 2006, the Company has recorded $0.9 million and $9.2 million, respectively, of amounts due from National CineMedia, LLC related to on-screen advertising revenue. As of March 29, 2007 and March 30, 2006, the Company had recorded $17.2 million and $0 million, respectively, of amounts due to National CineMedia LLC related to the ESA and the Loew’s Screen Integration Agreement. The Company recorded revenues for advertising from National CineMedia, LLC of $38.6 million, $42.2 million and $0 million during fiscal years 2007, 2006 and 2005, respectively.

Summary Financial Information

Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of March 29, 2007, include an 18.6% interest in National CineMedia, LLC, a 50% equity interest in HGCSA, a 50%
interest in three domestic motion picture theatres, and a 26% equity interest in Movietickets.com. Investments as of March 30, 2006 also include a 50% equity interest in Yelmo, which was disposed of in December 2006.

Condensed financial information of our significant non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Financial Condition:

(In thousands)	March 29, 2007	March 30, 2006
Current assets	$102,607	$73,032
Noncurrent assets	82,553	235,860
Total assets	185,160	308,892
Current liabilities	78,854	126,546
Noncurrent liabilities	778,780	59,168
Total liabilities	857,634	185,714
Stockholders’ equity (deficit)	(672,474)	123,178
Liabilities & stockholders’ equity (deficit)	185,160	308,892
The Company’s recorded investment(1)	$21,383	$87,678

(1)                The Company’s recorded investment exceeds its proportional ownership of the underlying equity due to the application of purchase accounting. Certain differences are amortized to equity in earnings or losses over the estimated useful life of the underlying assets or liabilities. The remaining differences were allocated to goodwill which is evaluated periodically for impairment.

Operating Results:

(In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	From April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues	$401,942	$198,234	$51,149	$–
Operating costs & expenses	385,489	220,030	52,631	–
Net (earnings) loss	$(13,959)	$21,796	$1,482	$–
The Company’s recorded equity in (earnings) loss(2)	$(233,296)	$7,815	$(161)	$–

(2)                HGCSA recorded $17 million of income from debt forgiveness that was not included in the Company’s equity in (earnings) as the Company estimated the fair value of the related debt at $0 when the investment was recorded.

The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the fifty-two weeks ended March 29, 2007:

	Investment in	Deferred		Due to	Equity in
(in thousands)	NCM	Revenue	Cash	NCM	(Earnings) Losses
Beginning balance March 30, 2006	$35,751	$—	$—	$—	$—
Equity in losses	(4,597)	—	—	—	4,597
Loews Screen Integration Agreement	15,850	—	—	(15,850)	—
Change of interest gain pursuant to SAB Topic 5H	132,622	—	—	—	(132,622)
ESA Payment	—	(231,308)	231,308	—	—
Preferred and common unit redemption	(179,626)	—	285,814	—	(106,188)
Ending balance March 29, 2007	$—	$(231,308)	$517,122	$(15,850)	$(234,213)

NOTE 7—SUPPLEMENTAL BALANCE SHEET INFORMATION

Other assets and liabilities consist of the following:

(In thousands)	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
Other current assets:
Prepaid rent	$3,550	$3,166
Deferred income taxes	–	5,416
Income taxes receivable	1,929	6,830
Prepaid Insurance and other	12,073	8,546
Merchandise Inventory	9,172	8,204
Other	3,678	2,485
	$30,402	$34,647
Other long-term assets:
Investments in real estate	$7,100	$7,100
Deferred financing costs	29,949	37,849
Investments in joint ventures	27,661	89,952
Deferred income taxes	–	3,564
Other	30,101	33,015
	$94,811	$171,480
Accrued expenses and other liabilities:
Taxes other than income	$44,758	$44,621
Income taxes payable	577	–
Interest	14,350	19,970
Payroll and vacation	12,004	12,536
Casualty claims and premiums	10,472	8,850
Accrued bonus	7,291	4,192
Theatre and other closure	16,955	16,193
Merger exit costs	–	4,618
Rent	10,167	10,455
Merger severance liability	369	10,571
Group Insurance	2,667	3,046
Merger, acquisition and transaction costs	–	4,300
Other	17,502	17,716
	$137,112	$157,068
Other long-term liabilities:
Unfavorable lease obligations	$209,526	$229,893
Deferred rent	46,550	23,921
Casualty claims and premiums	18,003	17,523
Pension and other benefits	49,847	71,784
Deferred gain	20,051	21,426
Advance sale leaseback proceeds	3,485	6,178
Theatre and other closure	1,940	5,523
Deferred compensation liability	5,169	5,307
Deferred rebates	5,643	9,269
Other	6,599	3,892
	$366,813	$394,716

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
New Senior Secured Credit Facility (7.324% as of March 29, 2007)	$643,500	$650,000
8 5/8% Senior Fixed Rate Notes due 2012	250,000	250,000
Senior Floating Rate Notes due 2010 (9.0% as of March 30, 2006)	–	205,000
8% Senior Subordinated Notes due 2014	298,775	298,648
9 7/8% Senior Subordinated Notes due 2012	–	187,808
9 1/2% Senior Subordinated Notes due 2011	–	218,138
11% Senior Subordinated Notes due 2016	325,000	325,000
Capital and financing lease obligations, 10 3/4%	53,125	68,130
Cinemex Credit Facility	114,803	113,665
Mortgage Payable	2,187	2,300
	1,687,390	2,318,689
Less: current maturities	24,271	30,804
	$1,663,119	$2,287,885

Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of March 29, 2007 are as follows:

	Capital and Financing Lease Obligations			Principal Amount of
(In thousands)	Minimum Lease Payments	Less Interest	Principal	Corporate Borrowings	Total
2008	$9,088	$5,628	$3,460	$20,811	$24,271
2009	8,724	5,294	3,430	16,768	20,198
2010	8,681	4,900	3,781	32,170	35,951
2011	8,732	4,463	4,269	42,438	46,707
2012	7,081	4,043	3,038	37,303	40,341
Thereafter	61,989	26,842	35,147	1,486,000	1,521,147
Total	$104,295	$51,170	$53,125	$1,635,490	$1,688,615

Senior Secured Credit Facility

The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides AMC Entertainment financing of up to $850.0 million, consisting of a $650.0 million term loan facility with a maturity of seven years and a $200.0 million revolving credit facility with a maturity of six years. The revolving credit facility will include borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice.

Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. The applicable margin for such borrowings may be reduced, subject to AMC Entertainment attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, AMC Entertainment is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.25%. It will also pay customary letter of credit fees. AMC Entertainment may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. AMC Entertainment is required to repay $1,625,000 of the term loan quarterly, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

All obligations under the New Credit Facility are guaranteed by each of AMC Entertainment's wholly-owned domestic subsidiaries. All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by substantially all of AMC Entertainment's assets as well as those of each subsidiary guarantor.

The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, AMC Entertainment's ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the Notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the notes due 2011, 2012, 2014 and 2016; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

In addition, the Senior Secured Credit Facility requires, commencing with the fiscal quarter ended March 30, 2006, that AMC Entertainment and its subsidiaries maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The New Credit Facility also contains certain customary affirmative covenants and events of default.

Costs related to the issuance of the New Senior Secured Credit Facility were capitalized and are charged to interest expense following the interest method, over the lives of the facilities. Unamortized issuance costs were $13,327,000 as of March 29, 2007.

Cinemex Credit Facility

In August 2004, Cadena Mexicana de Exhibición S.A. de C.V., a wholly-owned subsidiary of Cinemex and an indirect wholly-owned subsidiary of Loews, entered into a senior secured credit facility, which remains in place after the consummation of the Merger with Loews. The initial amount drawn under the Cinemex senior secured credit facility was 1,026.4 million Mexican pesos (approximately $90.0 million as of August 16, 2004). Cinemex drew 106.3 million Mexican pesos (approximately $10 million in August 2005) under the delayed draw feature of its senior secured credit facility. Approximately $102.7 million was outstanding under the senior secured credit facility as of March 29, 2007. In December 2005, Cadena Mexicana entered into an amended and restated senior secured revolving credit facility which provides for an available revolving credit line of the peso equivalent of $25.0 million with Banco Inbursa, S.A. and Scotiabank Inverlat, S.A. (the revolving credit facility is peso-denominated debt). During January and February of 2006 Cinemex drew 105.4 million Mexican pesos under the revolving credit facility (approximately $12.1 million was outstanding as of March 29, 2007). All obligations of Cadena Mexicana under the Cinemex senior secured credit facility and revolving credit facility are guaranteed by Cinemex and each existing and future operating subsidiary of Cadena Mexicana, except for specified excluded subsidiaries.

The Cinemex borrowings are non-recourse to Loews, and thus, are non-recourse to AMCE. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Interbank Equilibrium Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of March 29, 2007 was 7.45%. This rate was adjusted to 8.5% on approximately $40.8 million of the Cinemex borrowings by an interest rate swap entered into on July 28, 2003 and was redesignated as a hedge of the Cinemex senior secured credit facility on August 16, 2004. The interest rate on the remaining approximately $61.9 million of the Cinemex borrowings was adjusted to 9.89% by an interest rate swap entered into on August 5, 2005. The Cinemex term loan matures on August 16, 2009 and will amortize beginning on February 16, 2007 in installments ranging from 10% to 30% per annum over the five-year period. Costs related to the issuance of the credit facility were capitalized and are charged to interest expense, following the interest method, over the life of the facility. Unamortized issuance costs were $917,000 as of March 29, 2007.

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

Notes Due 2011, 2012 and Floating Notes due 2010

AMC received net proceeds upon completion of the NCM Inc. initial public offering of $517,122,000. The Company used the net proceeds from the NCM Inc. initial public offering, along with cash on hand, to redeem its 9 1/2% senior subordinated notes due 2011, its senior floating rate notes due 2010 and its 9 7/8% senior subordinated notes due 2012. On March 19, 2007 the Company redeemed $212,811,000 aggregate principal amount of its 9 1/2% senior subordinated notes due 2011 at 100% of principal value, on March 23, 2007 the Company redeemed $205,000,000 aggregate principal amount of its senior floating rate notes due 2010 at 103% of principal value and on March 23, 2007 the Company redeemed $175,000,000 aggregate principal amount of our 9 7/8% senior subordinated notes due 2012 at 104.938% of principal value. The Company’s loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3,488,000.

Notes Due 2014

On February 24, 2004, AMC Entertainment sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the “Notes due 2014”). AMC Entertainment applied the net proceeds from the sale of Notes due 2014, plus cash on hand, to redeem all outstanding $200,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2009 and $83,406,000 aggregate principal amount of its Notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at the option of AMC Entertainment, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2014), AMC Entertainment will be required to make an offer to repurchase each holder’s notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2014 are subordinated to all existing and future senior indebtedness of AMC Entertainment. The Notes due 2014 are unsecured senior subordinated indebtedness of AMC Entertainment ranking equally with AMC Entertainment’s Notes due 2016.

The indenture governing the Notes due 2014 contains certain covenants that, among other things, may limit the ability of AMC Entertainment and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock.

In connection with the merger with Marquee the carrying value of the Notes due 2014 was adjusted to fair value. As a result, a discount of $1,500,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized discount as of March 29, 2007 is $1,225,000. Unamortized issuance costs were $0 as of March 29, 2007.

Fixed Notes due 2012

In connection with the merger with Marquee, AMC Entertainment became the obligor of $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the “Fixed Notes due 2012”), that were previously issued by Marquee on August 18, 2004. The Notes due 2012 (i) rank senior in right of payment to any of AMC Entertainment’s existing and future subordinated indebtedness, rank equally in right of payment with any of AMC Entertainment’s existing and future senior indebtedness and are effectively subordinated in right of payment to any of AMC Entertainment’s secured senior indebtedness, including the amended credit facility, and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of AMC Entertainment’s existing and future 100% owned subsidiaries that is a guarantor or direct borrower under AMC Entertainment’s other indebtedness. The Notes due 2012 are structurally subordinated to all existing and future liabilities and preferred stock of AMC Entertainment’s subsidiaries that do not guarantee the notes.

The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at AMC Entertainment’s option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2010. Costs related to the issuance of the Fixed Notes due 2012 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs of $5,876,000 as of March 29, 2007, are included in other long-term assets.

Notes Due 2016

On January 26, 2006, AMC Entertainment issued $325,000,000 aggregate principal amount of 11% Senior Subordinated Notes (the “Notes due 2016”) issued under an indenture (the “Indenture”), with HSBC Bank USA, National Association, as trustee. The Notes due 2016 will bear interest at a rate of 11% per annum, payable on February 1 and August 1 of each year (commencing on August 1, 2006), and have a maturity date of February 1, 2016.

The Notes due 2016 are general unsecured senior subordinated obligations of AMC Entertainment, fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by each of AMC Entertainment’s existing and future domestic restricted subsidiaries that guarantee AMC Entertainment’s other indebtedness.

AMC Entertainment may redeem some or all of the Notes due 2016 at any time on or after February 1, 2011 at 105.5% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2014. In addition, AMC Entertainment may redeem up to 35% of the aggregate principal amount of the notes using net proceeds from certain equity offerings completed on or prior to February 1, 2009. If AMC Entertainment experiences a change of control (as defined in the indenture governing the Notes due 2016), AMC Entertainment will be required to make an offer to repurchase the Notes due 2016 at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes due 2016 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. It also contains provisions subordinating AMC Entertainment’s obligations under the Notes due 2016 to AMC Entertainment’s obligations under its senior secured credit facility and other senior indebtedness. Costs related to the issuance of the Notes due 2016 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs were $9,829,000 as of March 29, 2007.

As of March 29, 2007, the Company was in compliance with all financial covenants relating to the senior secured credit facility, the Cinemex Credit Facility, the 11% Senior Subordinated Notes due 2016, the 8% Senior Subordinated Notes due 2014 and the Fixed Notes due 2012.

Holdings Discount Notes Due 2014

To help finance the merger with Marquee, Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 (“Discount Notes due 2014”) for gross proceeds of $169,917,760. The only operations of Holdings prior to the merger were related to this financing. Because AMCE was the primary beneficiary of Holdings, which was considered a variable interest entity as defined in FIN 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Predecessor was required to consolidate Holdings’ operations and financial position into AMCE’s financial statements as of and through the period ended December 23, 2004. Subsequent to December 23, 2004, the Successor deconsolidated Holdings’ assets and liabilities. The results of operations of Holdings included within the Predecessor’s Consolidated Statements of Operations for the period from April 2, 2004 through December 23, 2004 include interest expense of $7,135,000 and interest income of $831,000. Costs related to the issuance of the Discount Notes due 2014 were capitalized and are charged to interest expense following the interest method over life of the notes.

The indenture governing the Discount Notes due 2014 contains certain covenants that, among other things, may limit the ability of the Company and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock.

Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from AMCE. AMCE will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Floating Notes due 2010, the Notes due 2011, the Notes due 2012, the Notes due 2014, the Notes due 2016 and the new senior secured credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

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

Derivatives

On July 28, 2003, Grupo Cinemex entered into an interest rate swap agreement with a maturity of December 26, 2007 to manage its exposure to interest rate movements by effectively converting its previous long-term senior secured credit facility from a variable to a fixed rate. The notional amount of the interest rate swap reduces in accordance with the repayment provisions of Grupo Cinemex’s previous long-term senior secured credit facility. Although this senior secured facility was repaid on August 13, 2004, the swap agreement remains outstanding and was redesignated as a hedge of the Grupo Cinemex term loan.

The face amount of the interest rate swap on March 29, 2007 was 450 million Mexican pesos ($40.8 million). The swap agreement provides for the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. The variable rate is based on the 28-day TIIE rate and the fixed rate is 8.5%. The fair market value of the interest rate swap was a liability of $186,000 and $444,000 as of March 29, 2007 and March 30, 2006, respectively.

On August 5, 2005, Cinemex entered into a new interest rate swap with a face amount of 382.8 million Mexican pesos ($35.1 million) as a complement to the July 28, 2003 interest rate swap noted above. This interest rate swap is complementary to the interest rate swap entered into on July 26, 2003 and increases in the same amount of the decrease in the interest rate swap entered into on July 28, 2003. The face amount of the interest rate swap on March 29, 2007 was 683.9 million Mexican pesos ($61.9 million). The new interest rate swap was entered into in order to hedge the outstanding debt balance not covered by the July 28, 2003 interest rate swap. This new interest rate swap provides for the exchange of variable rate payments for fixed rate payments. The variable rate is based on the 28-day TIIE rate and the fixed rate is 9.89%. The fair market value of this interest rate swap was a liability of $2,751,000 and $2,257,000 as of March 29, 2007 and March 30, 2006, respectively.

NOTE 9—STOCKHOLDER’S EQUITY

Successor Discussion

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

The fair value of the shares issued by Holdings for LCE Holdings in connection with the Merger was $537,171,000.

In connection with the merger with Marquee, each issued and outstanding share of the Predecessor’s common stock and class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of the Predecessor’s preferred stock was converted into the right to receive $2,727.27 in cash.

Common Stock Rights and Privileges

Marquee Holdings Class A-1 voting Common Stock, Class A-2 voting Common Stock, Class N nonvoting Common Stock, Class L-1 voting Common Stock and Class L-2 voting Common Stock entitle the holders thereof to the same rights and privileges, subject to the same qualifications, limitations and restrictions with respect to dividends. Additionally, each share of Class A Common Stock, Class L Common Stock and Class N Common Stock shall automatically convert into one share of Residual Common Stock on a one-for-one basis immediately prior to the consummation of an Initial Public Offering.

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

Under the Company’s investment agreement with the initial purchasers of the Company’s Preferred Stock, the Company could change the size of the Board of Directors, which had eight members, without the approval of the initial purchasers as long as they continued to own at least 117,500 shares of Preferred Stock. Also, so long as the initial purchasers continued to hold this and other preferred stock approval rights, the initial purchasers had the right to elect three directors to the Company’s Board of Directors. The remaining members of the board were elected by the holders of Common Stock and Class B stock. Under the Company’s restated and amended certificate of incorporation, holders of Common Stock, voting separately as a class, had the right to elect two directors, and the holders of Common Stock and Class B Stock, voting together as a single class, with each share of Common Stock having one vote per share and each share of Class B Stock having ten votes per share, had the right to elect three directors. In the event that no shares of Class B Stock remain outstanding, the holders of Common Stock could elect all of the members of the Board of Directors to be elected by holders other than holders of Preferred Stock, with each share having one vote for such purpose. Holders of Common Stock and Class B Stock do not have cumulative voting rights in elections of directors.

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

The Company had authorized 10,000,000 shares of Preferred Stock (66 2/3¢ par value), of which 2,000,000 shares had been designated under the Company’s Certificate of Designations as Series A Convertible Preferred Stock (“Series A Preferred”) and 2,000,000 shares had been designated as Series B Exchangeable Preferred Stock (“Series B Preferred”, and collectively with the Series A Preferred, the “Preferred Stock”). As of April 1, 2004, 299,477 Series A Preferred shares were issued and outstanding.

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

The holders of Series A Preferred shares were also entitled to a special dividend of additional Series A Preferred shares if a Change of Control (as defined in the Certificate of Designations) of the Company occured prior to April 19, 2006 equal to the dividends that they would have received through April 19, 2006 if the Change of Control had not occurred. If dividends were paid on the Common Stock in any fiscal period, the holders of Series A Preferred shares were entitled to receive dividends on an “as converted” basis to the extent such dividends were greater than the Series A Preferred dividends otherwise payable in such fiscal period.

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

In addition, during the period that they were entitled to elect three Directors, the initial purchasers of the Company’s Preferred Stock must have approved certain corporate actions before the Company could take them. These Preferred Stock Approval Rights included but are not limited to, limitations on the Company’s ability to:

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

Stock-Based Compensation

The Successor has no stock-based compensation arrangements of its own, but its parent, Holdings, has adopted a stock-based compensation plan that permits grants of up to 49,107.44682 options on Holdings stock and has granted options on 600.00000 and 38,876.72872 of its shares to certain employees during the Successor periods ended March 30, 2006 and March 31, 2005, respectively. As of March 29, 2007, there was $9.7 million of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Holdings plan.

Since the employees to whom the options were granted are employed by the Successor, the Successor is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term, the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009, the options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). One of our holders of options fully vested during fiscal 2007 upon entry into his employment separation and general release agreement on March 20, 2007. The Successor has recorded $10,568,000, $3,433,000 and $1,201,000 of stock-based compensation expense related to these options and has recognized an income tax benefit of approximately $0, $0 and $492,000 in its Consolidated Statements of Operations during the Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005, respectively. The Successor accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and has valued the options using the Black-Scholes formula including a contemporaneous valuation by an unrelated valuation specialist as of March 29, 2007 which indicated a fair value price per share of the underlying shares of $1,824.00 per share. See Note 1—The Company and Significant Accounting Policies, Stock-based Compensation for more information regarding Holdings stock option plan.

As a result of one of the Company’s holders of options entry into his current employment agreement on March 22, 2007, and another holder’s entry into the employment separation and general release agreement on March 20, 2007, the “put right” that allowed each of them to require Holdings to repurchase any or all stock and vested stock options then held by each of them under certain circumstances will be available to them if an initial public offering does not occur, in the case of one holder, prior to January 1, 2008, and, in the case of the other holder, prior to December 16, 2007. If reinstated, the put option for one holder would be in effect for up to six months after December 16, 2007.

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

The Predecessor accounted for the stock options, restricted stock awards and deferred stock units under plans that it sponsored following the recognition and measurement provisions of APB No. 25, Accounting for Stock issued to Employees and related interpretations. No stock-based employee compensation expense related to restricted stock awards and deferred stock units was recorded during the Predecessor period ended December 23, 2004. No stock-based employee compensation expense for stock options was reflected in net earnings for the period, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Holdings made payments of $7,750,000 to the holders of 1,451,525 vested in-the-money options that vested upon closing the merger with Marquee which was considered as a part of the purchase price in connection with this merger.

There are currently no outstanding share-based awards under the Company’s 2003 LTIP subsequent to the merger with Marquee.

A summary of stock option activity under all plans is as follows:

	March 29, 2007		March 30, 2006		From Inception July 16, 2004 through March 31, 2005		April 2, 2004 through December 23, 2004
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
	(Successor)		(Successor)		(Successor)		(Predecessor)
Outstanding at beginning of year	39,476.72872	$1,000	38,876.72872	$1,000	–	$–	1,500,640	$14.19
Granted(2)	–		600.0000	$1,000	38,876.72872	1,000	–	–
Canceled	–		–	–	–	–	(42,200)	–
Exercised(1)	–		–	–	–	–	(1,458,440)	–
Outstanding at end of year(3)	39,476.72812	$1,000	39,476.72872	$1,000	38,876.72872	$1,000	–	$14.19
Exercisable at end of year	20,661.43618	$1,000	7,775.34574	$1,000	–	$–	–	$–
Available for grant at end of year	9,630.71809		9,630.71809		10,230.71809		–

(1)                The Predecessor period ended December 23, 2004, includes 1,451,525 options automatically vested and purchased as a result of the merger with Marquee, and 6,915 options exercised during the period.

(2)                The weighted average fair value per option granted was $230.75 and $575.48 during fiscal 2006 and 2005, respectively.

(3)                The weighted average remaining contractual life for outstanding options was 7.7 years, 8.7 years and 9.7 years for fiscal 2007, 2006 and 2005, respectively.

Stock Appreciation Rights

In November 2004, Loews entered into a Stock Appreciation Rights Agreement (the “SAR Agreement”) with the Chief Executive Officer of Cinemex under which stock appreciation rights (“SARs”) based upon the equity value of Cinemex were granted. The SARs granted allow for the receipt of cash payments equivalent to the increase in value of 4,405 units (representing 4,405 shares of Cinemex Common Stock and 67,737 shares of Cinemex Preferred Stock) from July 30, 2004. The SARs equity valuation is based upon the equity of Cinemex.

Stock-based compensation expense related to the SARs granted for the fifty-two weeks ended March 29, 2007 was income of $33,000.

NOTE 10—INCOME TAXES

Income tax provision reflected in the Consolidated Statements of Operations for the periods in the three years ended March 29, 2007 consists of the following components:

(In thousands)	March 29, 2007	March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current:
Federal	$ 3,100	$ (232)	$ (1,416)	$ 851
Foreign	3,500	562	–	–
State	5,700	1,230	(202)	3,571
Total current	12,300	1,560	(1,618)	4,422
Deferred:
Federal	25,600	77,255	(5,426)	9,046
Foreign	–	834	80	240
State	4,400	10,151	164	1,292
Total deferred	30,000	88,240	(5,182)	10,578
Total provision		89,800	(6,800)	15,000
Tax benefit (provision) of discontinued operations	–	(20,400)	(80)	(240)
Total provision (benefit) from continuing operations	$ 42,300	$ 69,400	$ (6,880)	$ 14,760

Income from pre-tax losses before income taxes consisted of the following:

(In thousands)	March 29, 2007	March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Domestic	$ 180,780	$ (84,545)	$ (39,998)	$ (3,689)
Foreign	(4,401)	(16,531)	(1,565)	(17,189)
Total	$ 176,379	$ (101,076)	$ (41,563)	$ (20,878)

The difference between the effective tax rate on earnings (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

	March 29, 2007	March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Merger costs		–	(16.8)	(68.8)
State income taxes, net of federal tax benefit	5.7	4.9	0.1	(7.0)
Foreign basis difference	(21.6)	–	–	–
Valuation allowance	3.1	(106.0)	(1.3)	(28.8)
Non-deductible goodwill and other permanent items	–	(20.8)	–	–
Other, net	1.8	(1.9)	(.6)	(2.2)
Effective tax rate	24.0%	(88.8)%	16.4%	(71.8)%

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

The significant components of deferred income tax assets and liabilities as of March 29, 2007 and March 30, 2006 are as follows:

	March 29, 2007		March 30, 2006
	Deferred Income Tax		Deferred Income Tax
	(Successor)		(Successor)
(In thousands)	Assets	Liabilities	Assets	Liabilities
Property	$ 10,340	$ –	$ –	$ (22,241)
Investments in joint ventures	–	(42,582)	–	(2,252)
Intangible assets	–	(57,087)	–	(62,949)
Pension postretirement and deferred compensation	19,797	–	28,100	–
Accrued reserves and liabilities	32,580	–	45,899	–
Deferred revenue	105,355	–	11,822	–
Deferred rents	112,906	–	109,966	–
Alternative minimum tax credit carryover	14,301	–	11,201	–
Capital loss carryforward	–	–	59,585	–
Net operating loss carryforward	159,555	–	227,508	–
Other	1,514		1,308	–
Total	$ 456,348	$ (99,669)	$ 495,389	$ (87,442)
Less: Valuation allowance	(356,679)	–	(398,967)	–
Net	99,669	(99,669)	96,422	(87,442)
Less: Current deferred income taxes	–	–	5,416	–
Total noncurrent deferred income taxes	$ 99,669	$ (99,669)	$ 91,006	$ (87,442)
Net noncurrent deferred income taxes	$ –		$ 3,564

The Company’s federal income tax loss carryforward of $360,570,000 will begin to expire in 2020 and will completely expire in 2026 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $252,066,000 may be used over various periods ranging from 1 to 19 years.

As of March 29, 2007, management believed it was more likely than not that net deferred tax assets related to tax net operating loss carryforwards and deferred tax assets of foreign subsidiaries would not be realized due to uncertainties as to the timing and amounts of future taxable income as a result of the Mergers. The Successor has recorded a full valuation allowance against its net deferred tax assets in U.S. and foreign jurisdictions of $297,757,000 as of March 29, 2007.

The Company had a valuation allowance of $356,679,000, $398,967,000, $118,719,000, $26,485,000, $20,592,000 and $10,254,000 as of March 29, 2007, March 30, 2006, March 31, 2005, April 1, 2004 and April 3, 2003, respectively. Changes in the valuation allowance recorded as part of purchase accounting include $(21,020,000) which was recorded during the Successor period ended March 29, 2007 as part of the purchase price allocation in connection with the Merger and $200,376,000 which was recorded during the Successor period ended March 30, 2006 as part of the purchase price allocation in connection with the Merger and $40,062,000 which was recorded during the Successor period ended March 31, 2005 as part of the purchase price allocation in connection with the merger with Marquee. All other changes in the valuation allowance were recorded in the income tax provision except for reduction of valuation allowance related to the disposition of or expiration of unrealized deferred tax assets.

During fiscal year 2007, the Company recognized a deferred tax asset related to its tax basis in its investment in a foreign subsidiary because the Company determined that the reversal of the deferred tax asset was foreseeable. Based on the fiscal year 2007 taxable income, the Company also realized the deferred tax asset in fiscal 2007.

NOTE 11—LEASES

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

Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 29, 2007 (Cinemex operating lease totals include an inflationary factor in the annual minimum lease commitments for all applicable leases):

(In thousands)	Minimum operating lease payments
2008	$ 403,713
2009	413,948
2010	410,965
2011	401,832
2012	388,793
Thereafter	2,965,585
Total minimum payments required	$ 4,984,836

The Company has also entered into agreements to lease space for the operation of 9 theatres with 142 screens not yet fully constructed. The future minimum rental payments required under the terms of these leases included above total approximately $343,000,000. The Company records rent expense on a straight-line basis over the base term of the lease commencing with the date the Company has “control and access” to the leased premises.

Included in long-term liabilities as of March 29, 2007 and March 30, 2006 is $255,478,000 and $253,814,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and unfavorable lease liabilities including those related to the Merger transactions.

Rent expense is summarized as follows:

(In thousands)	March 29, 2007	March 30, 2006	From Inception July 16, 2004 through March 31, 2005	From April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Minimum rentals	$ 390,801	$ 292,732	$ 71,189	$ 195,932
Common area expenses	44,526	32,711	8,007	21,207
Percentage rentals based on revenues	10,544	4,435	1,130	3,827
Furniture, fixtures and equipment rentals	–	–	450	2,768
Theatre Rent	445,871	329,878	80,776	223,734
NCN and other	–	–	38	587
G & A and other	1,896	1,559	443	954
Total	$ 447,767	$ 331,437	$ 81,257	$225,275

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

The Company made its annual pension contribution of $1,400,000 during its second fiscal quarter of 2007. The Company expects to contribute up to $3,000,000 to the defined benefit pension plan during fiscal 2008.

Beginning in its fiscal year ending April 2, 2009, the Company will be required to measure plan assets and obligations as of its fiscal year end.

On November 7, 2006, the Company's Board of Directors approved an amendment to freeze the Company's Defined Benefit Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Enhancement Plan (the “Plans”) as of December 31, 2006. On December 20, 2006 the Company amended and restated the Plans to implement the freeze as of December 31, 2006. As a result of the freeze there will be no further benefits accrued after December 31, 2006, but continued vesting for associates with less than five years of vesting service. The Company will continue to fund existing benefit obligations and there will be no new participants in the future. As a result of amending and restating the Plans to implement the freeze, the Company has recognized a curtailment gain of $10,983,000 in its consolidated financial statements which was recorded within General and Administrative: Other.

The Company's reorganization activities during fiscal 2005 and fiscal 2006 resulted in a partial curtailment of the Company's postretirement deferred compensation plan and, as such, curtailment gains of $2,251,000 were recognized during fiscal 2006.

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

The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made. The assumptions to determine benefit obligations and net periodic benefit cost are as follows:

	LCE		AMCE			LCE		AMCE
	Pension Benefits		Pension Benefits			Post- retirement		Other Benefits
	March 29, 2007	March 30, 2006	March 29, 2007	March 30, 2006	March 31, 2005	March 29, 2007	March 30, 2006	March 29, 2007	March 30, 2006	March 31, 2005
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)
Weighted-average assumptions used to determine benefit obligations at:
Discount rate	5.50%	5.50%	5.75%	5.75%	5.75%	5.75	5.50%	5.75	5.75%	5.75%
Rate of compensation increase	N/A	4.79%	N/A	3.50-6.0%	5.50%	5.00	N/A	5.00	5.00%	5.00%

	LCE		AMCE				LCE		AMCE
	Pension Benefits		Pension Benefits				Other Benefits		Other Benefits
	52 Weeks ended March 29, 2007	January 26 through March 30, 2006	52 Weeks ended March 29, 2007	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through Dec. 23, 2004	52 Weeks ended March 29, 2007	January 26 through March 30, 2006	52 Weeks ended March 29, 2007	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through Dec. 23, 2004
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Weighted- average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	5.50%	5.75%	5.75%	6.25%	6.25%	5.75%	5.50%	5.75%	5.75%	6.25%	6.25%
Expected long-term return on plan assets	5.00-8.25%	5.00-8.25%	8.25%	8.25%	8.25%	8.25%	n/a	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	N/A	4.79%	3.50-6.00%	3.50-6.00%	5.50%	5.50%	5.00%	n/a	5.00%	5.00%	5.00%	5.00%

Effective March 29, 2007, the Company adopted SFAS No. 158, which required the recognition in pension obligations and AOCI of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). The following table reflects the effects of the adoption of SFAS No. 158 on our consolidated balance sheets as of March 29, 2007.

(in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other long-term liabilities	$ 378,954	$ (12,141)	$ 366,813
Total liabilities	2,724,521	(12,141)	2,712,380
Accumulated other comprehensive income (loss)	(15,975)	12,141	(3,834)
Total stockholders’ equity	1,379,739	12,141	1,391,880
Total liabilities and stockholders’ equity	4,104,260	–	4,104,260

Amounts recognized in AOCI at March 29, 2007 consist of the following (in thousands):

	Pension Benefits	Other Benefits
Net actuarial loss (gain)	$ (11,286)	$ (545)

Amounts in AOCI expected to be recognized in components of net periodic pension cost in Fiscal 2008 are as follows (in thousands):

	Pension Benefits	Other Benefits
Net actuarial loss (gain)	$ (1,116)	$ –

Net periodic benefit cost for the plans consists of the following:

	Pension Benefits				Other Benefits
(In thousands)	52 Weeks ended March 29, 2007	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks ended March 29, 2007	52 Weeks ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Components of net periodic benefit cost:
Service cost	$ 3,214	$ 3,918	$ 941	$ 2,318	$ 910	$ 514	$ 185	$ 444
Interest cost	5,272	4,703	1,256	3,063	1,550	1,054	325	772
Expected return on plan assets	(4,474)	(3,737)	(892)	(2,426)	–	–	–	–
Recognized net actuarial loss	3	50	–	760	–	–	–	87
Amortization of unrecognized transition obligation	41	–	–	129	–	–	–	36
Amortization of prior service cost	–	–	–	70	–	–	–	20
Amortization of unrecognized net loss	13	–	–	–	–	–	–	–
Plan amendment	–	455	–	–	–	–	–	–
Curtailment	(10,983)	(1,141)	–	–	–	(1,110)	–	–
Net periodic benefit cost	$ (6,914)	$ 4,248	$ 1,305	$ 3,914	$ 2,460	$ 458	$ 510	$ 1,359

The following tables set forth the plan’s change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance:

	Pension Benefits				Other Benefits
(In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Change in benefit obligation:
Benefit obligation at beginning of period	$ 92,452	$ 80,446	$ –	$ 67,477	$ 27,977	$ 18,563	$ –	$ 17,144
Benefit obligation related to acquisition of LCE	–	12,345	–	–	–	9,704	–	–
Transferred balance from Predecessor	–	–	78,270	–	–	–	17,740	–
Service cost	3,214	3,918	941	2,318	910	514	185	444
Interest cost	5,272	4,703	1,256	3,063	1,550	1,054	325	772
Plan participant’s contributions	–	–	–	–	162	204	–	165
Increase due to settlement	30	–	–	–	–	–	–	–
Actuarial (gain) loss	(4,969)	(5,864)	(9)	7,445	(811)	266	313	35
Benefits paid	(5,486)	(2,458)	(12)	(2,033)	(2,059)	(905)	–	(820)
Plan amendment	–	455	–	–	–	–	–	–
Curtailment	(10,983)	(1,141)	–	–	–	(1,423)	–	–
Currency translation adjustment	12	48	–	–	–	–	–	–
Benefit obligation at end of period	$ 79,542	$ 92,452	$ 80,446	$ 78,270	$ 27,729	$ 27,977	$ 18,563	$ 17,740

	Pension Benefits				Other Benefits
(In thousands)	52 Weeks Ended March 29, 2007(1)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004	52 Weeks Ended March 29, 2007(1)	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Successor)	(Successor)	(Successor)	(Predeccessor)
Change in plan assets:
Fair value of plan assets at beginning of period	$ 54,010	$ 43,789	$ –	$ 39,833	$ –	$ –	$ –	$ –
Transferred balance from Predecessor	–	–	43,642	–	–	–	–	–
Plan assets related to acquisition of LCE	–	7,893	–	–	–	–	–	–
Actual return on plan assets	5,923	3,171	159	4,006	–	–	–	–
Employer contribution	2,977	1,615	–	1,836	1,897	700	–	655
Plan participant’s contributions	–	–	–	–	162	205	–	165
Benefits paid	(5,486)	(2,458)	(12)	(2,033)	(2,059)	(905)	–	(820)
Fair value of plan assets at end of period	$ 57,424	$ 54,010	$ 43,789	$ 43,642	$ –	$ –	$ –	$ –
Net liability for benefit cost:
Funded status	$ (22,118)	$ (38,442)	$ (36,657)	$ (34,628)	$ (27,729)	$ (27,977)	$ (18,563)	$ (17,740)
Unrecognized net actuarial (gain) loss	–	(5,459)	(113)	20,125	–	266	313	289
Unrecognized transition obligation	–	–	–	–	–	–	–	197
Unrecognized prior service cost	–	–	–	685	–	–	–	2,252
Net liability recognized	$ (22,118)	$ (43,901)	$ (36,770)	$ (13,818)	$ (27,729)	$ (27,711)	$ (18,250)	$ (15,002)

	Pension Benefits		Other Benefits
(In thousands)	March 29, 2007(1)	March 30, 2006	March 29, 2007(1)	March 30, 2006
	(Successor)	(Successor)	(Successor)	(Successor)
Amounts recognized in the balance sheet in other long-term liabilities:
Accrued benefit liability	$ (22,118)	$ (44,073)	$ (27,729)	$ (27,711)
Accumulated other comprehensive income	–	172	–	–
Net liability recognized	$ (22,118)	$ (43,901)	$ (27,729)	$ (27,711)

(1)                Effective March 29, 2007, the Company adopted SFAS No. 158.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $79,542,000, $79,310,000 and $57,424,000, respectively, as of March 29, 2007; and, $92,452,000, $77,407,000 and $54,010,000 respectively, as of March 30, 2006 for the three qualified and three nonqualified pension plans with accumulated benefit obligations in excess of plan assets.

For its Defined Benefit Pension Plan investments, the Company employs a long-term risk-controlled approach using diversified investment options with minimal exposure to volatile investment options like derivatives. The Company uses a diversified allocation of equity, debt, short-term and real estate exposures that are customized to the Plan’s cash flow benefit needs. The percentage of plan assets by category as of the end of fiscal 2007 and 2006 are as follows:

	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
Equity Securities	61%	61%
Debt Securities	31%	31%
Real Estate Investments & Other	8%	8%
	100%	100%

The expected rate of return on plan assets was 8.25% for fiscal 2007, 2006 and 2005. The rate used is based upon analysis of actual returns on plan assets in prior years including analysis provided by the Plan Administrator.

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2007 was 9.0% for medical and 3.5% for dental and vision. The rates were assumed to decrease gradually to 5.0% for medical in 2010 and remain at 3.5% for dental. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 29, 2007 by $4,083,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2007 by $442,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2007 by $3,280,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2007 by $356,000.

The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(in thousands)	Pension Benefits	Other Benefits Net of Medicare Part D Adjustments	Medicare Part D Adjustments
2008	$2,173,000	$1,380,000	$90
2009	2,079,000	1,460,000	100
2010	2,268,000	1,500,000	100
2011	2,518,000	1,500,000	120
2012	6,085,000	1,510,000	130
Years 2013-2017	17,733,000	7,660,000	800

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

The Plan’s accumulated plan benefit obligation as of January 1, 2007 was reduced by $3,856,000 for the subsidy related to benefits attributed to past service. The Company recognized a reduction of $400,000 in net periodic postretirement benefit cost during the period ended March 29, 2007 and the subsidy will in the future also continue to reduce net periodic postretirement benefit cost by adjusting the interest cost, service cost and actuarial gain or loss to reflect the effects of the subsidy.

The Company sponsors a voluntary 401(k) savings plan covering employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year thereafter, and who are not covered by a collective bargaining agreement. The Company matches 100% of each eligible employee’s elective contributions up to 5% of the employee’s eligible compensation. The Successor’s expense under the 401(k) savings plan was $2,295,000, $1,919,000 and $633,000 for the Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005, respectively, and the Predecessor’s expense under the plan was $1,490,000 for the period ended December 23, 2004. The Company acquired the LCE defined contribution Profit Sharing and Savings Plan which was frozen as of the Merger date.

Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $792,000, $358,000 and $82,000, for the Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005, respectively, and $242,000 for the Predecessor period ended December 23, 2004. As of March 29, 2007, the Company estimates potential complete withdrawal liabilities for certain of these plans of approximately $7.6 million. As of March 29, 2007, no demand has been received by the Company related to these plans asserting either a complete or partial withdrawal liability.

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

United States of America v. AMC Entertainment Inc. and American Multi Cinema, Inc. (No. 99 01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that AMCE's stadium style theatres violate the ADA and related regulations. The Department alleged that AMCE had failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleged various non-line of sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case and on January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies. AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $21 million, which is expected to be incurred over a 4-5 year term. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court's order to the Ninth Circuit Court of Appeals and anticipates a decision this calendar year.

As a result of the January 10, 2006 order AMCE estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final existing judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of twenty-one months or as extended by agreement between the parties. Through March 29, 2007 AMCE has incurred approximately $13.0 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

American Multi Cinema, Inc. v. Midwest Drywall Company, Inc., Haskell Constructors, Ltd. etal. (Case No. 00CV84908, Circuit Court of Platte County, Missouri) and American Multi Cinema, Inc. v. Bovis Construction Corp. et al. (Civil Action No. 0207139, Court of Common Pleas of Bucks County, Pennsylvania). AMCE is the plaintiff in these and related suits in which it seeks to recover damages from the construction manager, certain fireproofing applicators and other parties to correct the defective application of certain fireproofing materials at 21 theatres. AMCE currently estimates its claim for repair costs at these theatres will aggregate approximately $33.6 million of which it has expended approximately $27.4 million through March 29, 2007. The remainder is for projected costs of repairs yet to be performed. AMCE also is seeking additional damages for lost profits, interest and legal and other expenses incurred.

AMCE has received settlement payments from various parties in connection with this matter of $13,130,000, $935,000, $2,610,000 and $925,000 during fiscal 2007, 2006, 2005 and 2004, respectively. Additional settlements of $1,487,500 have been approved and are expected to be finalized in fiscal year 2008. Gain contingencies are recognized upon receipt of cash and are recorded in disposition of assets and other gains in the Consolidated Statements of Operations. These matters have been substantially resolved as of March 29, 2007.

The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

In November 2003, the Cineplex Galaxy Income Fund (the "Fund"), a Canadian income trust, was established to indirectly hold substantially all the assets of Cineplex Odeon Corporation ("COC"), a former wholly-owned subsidiary of Loews, and all of the capital stock of Galaxy Entertainment, Inc., another Canadian film exhibitor controlled by Onex, one of Loews' former Stockholders. On November 26, 2003, the Fund completed an initial public offering of Fund Units in Canada. As a result of these transactions, Loews, through COC, indirectly owned 44.4% of the Fund and agreed to indemnify the Fund, the holders of Fund Units and the underwriters, among others, for liabilities resulting from misrepresentations in the prospectus used in the offering of Fund Units and breaches of the representations and warranties made by COC in the various agreements entered into in connection with the sale of COC's assets and the offering. Loew's total maximum liability under this indemnity was limited to the net cash proceeds of the offering plus amounts drawn under the Cineplex Galaxy Term Loan facility that was put in place in connection with the offering ($164.5 million). In connection with the sale of COC to affiliates of Onex and OCM Cinema, these affiliates agreed to indemnify Loews for any and all liabilities resulting from Loew's indemnification obligations. As of March 29, 2007 we believe our remaining contingent liability would relate solely to certain limited matters due to the passage of time since the offering.

In January 2004, Loew's issued a corporate guaranty on behalf of Neue Filmpalast, its former German partnership, for certain acquisition related costs that the partnership was required to pay. In April 2004, Loews made an additional contribution of $1.2 million to Neue Filmpalast, its German partnership, which the Company believes satisfied a significant portion of the guaranty. Additionally, a subsidiary of Loews was guarantor of several of the theatre leases of Neue Filmpalast. In connection with the sale of Loews interest in the German operations to affiliates of Onex and OCM Cinema, these affiliates have agreed to indemnify the Company for any and all liabilities resulting from Loew's indemnification obligations.

Based upon the Company's historical experience and information known as of March 29, 2007, the Company believes its potential liability related to its guarantees and indemnities is not material.

NOTE 14—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

The Company has provided reserves for estimated losses from theatres which have been closed, vacated office space, and from terminating the operation of fast food and other restaurants operated adjacent to certain of the Company’s theatres. As of March 29, 2007, the Company has reserved $18,895,000 for lease terminations which have either not been consummated or paid, related primarily to 8 U.S. and Canada theatres with 58 screens and vacant restaurant and office space. In connection with the Merger, the Company accrued $4,845,000 for future lease obligations at facilities that had been closed or were duplicate facilities that were planned to be closed following the Merger. The accrual was primarily related to the planned closing of the New York City home office. The Company is obligated under long-term lease commitments with remaining terms of up to 21 years for theatres which have been closed. As of March 29, 2007, base rents aggregated approximately $5,566,000 annually and $22,375,000 over the remaining terms of the leases. The estimated future lease obligation of the Loews’ properties were discounted at the estimated borrowing rate at the date of the Merger of 8.82%. In connection with the merger with Marquee, the carrying value of the theatre closure liability was remeasured by using the Company’s estimated borrowing rate on the date of the Merger of 7.55%.

A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Fifty-two Week Period			Fifty-two Week Period			From Inception July 16, 2004	April 2, 2004
	March 29, 2007			March 30, 2006			through	through
	Theatre and Other	Merger Exit costs(1)	Total	Theatre and Other	Merger Exit costs(1)	Total	March 31, 2005	December 23, 2004
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Beginning Balance	$21,716	$4,618	$26,334	$28,506	$–	$28,506	$–	$17,870
Transferred balance from Predecessor	–	–	–	–	–	–	25,909	–
Merger adjustment	(195)	(718)	(913)	–	4,845	4,845	–	–
Theatre and other closure expense	8,849	162	9,011	557	44	601	1,267	10,758
Restructuring charge	–	–	–	841	–	841	–	–
Interest expense	–	–	–	–	–	–	–	1,585
General and administrative expense	–	–	–	–	–	–	–	73
Transfer of deferred rent and capital lease obligations	194	–	194	677	–	677	2,112	1,610
Acquisition remeasurement	–	–	–	–	–	–	2,806	–
Payments	(12,943)	(2,788)	(15,731)	(8,865)	(271)	(9,136)	(3,588)	(5,987)
Ending balance	$17,621	$1,274	$18,895	$21,716	$4,618	$26,334	$28,506	$25,909

(1)                There were no merger exit costs recorded during the Successor period ended March 31, 2005 or the Predecessor period ended December 23, 2004.

Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. Theatre closure reserves at March 29, 2007 and March 30, 2006 by operating segment are as follows (in thousands):

	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
U.S. and Canada Theatrical Exhibition	$16,955	$20,811
International Theatrical Exhibition	525	471
Other	57	315
Total segment reserves	17,537	21,597
Corporate	1,358	4,737
	$18,895	$26,334

NOTE 15—RESTRUCTURING

The Company’s restructuring activities are described in Note 1 of the Notes to the Consolidated Financial Statements. A summary of restructuring and Merger severance payable activity is set forth below (in thousands):

	Fifty-two Week Period March 29, 2007			Fifty-two Week Period March 30, 2006			From Inception July 16, 2004 through March 31, 2005
(In thousands)	Restructuring Severance Benefits	Merger Severance Benefits	Total	Restructuring Severance Benefits	Merger Severance Benefits	Total	Restructuring Severance Benefits
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)
Beginning Balance	$–	$10,571	$10,571	$4,926	$–	$4,926	$–
Restructuring charge	–	–	–	3,139	–	3,139	4,926
Merger adjustment	–	(1,244)	(1,244)	–	27,090	27,090	–
Payments	–	(8,958)	(8,958)	(8,065)	(16,519)	(24,584)	–
Ending balance	$–	$369	$369	$–	$10,571	$10,571	$4,926

Restructuring and merger severance reserves at March 29, 2007 and March 30, 2006 by operating segment are as follows (in thousands):

	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
U.S. and Canada Theatrical Exhibition	$–	$–
International Theatrical Exhibition	–	–
Other	–	–
Total segment reserves	–	–
Corporate	369	10,571
	$369	$10,571

NOTE 16—FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. The fair value of publicly held corporate borrowings was based upon quoted market prices.

The estimated fair values of the Company’s financial instruments are as follows:

	March 29, 2007		March 30, 2006
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Successor)		(Successor)
Financial assets:
Cash and equivalents	$317,163	$317,163	$230,115	$230,115
Investment in Fandango	2,000	19,997	2,000	2,000
Financial liabilities:
Cash overdrafts	$21,101	$21,101	$13,829	$13,829
Corporate borrowings	1,634,265	1,698,788	2,250,559	2,227,975
Interest rate swaps	2,937	2,937	2,701	2,701

NOTE 17—OPERATING SEGMENTS

The Company has identified three reportable segments around differences in products and services and geographical areas. United States and Canada and International theatrical exhibition operations are identified as separate segments based on dissimilarities in international markets from United States and Canada. Other is identified as a separate segment due to differences in products and services offered and primarily related to on-screen advertising through NCM.

The Company evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. The Company defines Adjusted EBITDA as earnings (loss) from continuing operations before interest expense, income taxes and depreciation and amortization and adjusted for preopening expense, theatre and other closure expense, disposition of assets and other gains, investment income, other expense, stock-based compensation expense, merger, acquisition and transaction costs, management fees, impairment of long-lived assets and special compensation expense. The Company evaluates Adjusted EBITDA generated by its segments in a number of manners, of which the primary measure is a comparison of segment Adjusted EBITDA to segment property, intangibles and goodwill.

The Company’s segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements.

Information about the Company’s operations by operating segment is as follows:

Revenues (In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
U. S. and Canada theatrical exhibition	$2,284,852	$1,630,529	$422,563	$1,205,646
International theatrical exhibition	176,546	43,442	6,430	14,815
Other	1,322	31,962	16,108	57,711
Intersegment elimination	(1,149)	(19,055)	(5,641)	(18,900)
Total revenues	$2,461,571	$1,686,878	$439,460	$1,259,272

Segment Adjusted EBITDA (In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
U.S. and Canada theatrical exhibition	$425,884	$270,802	$84,794	$219,440
International theatrical exhibition	48,075	1,471	(509)	(6,307)
Other(1)	(1,617)	(2,062)	6	7,371
Total segment Adjusted EBITDA	$472,342	$270,211	$84,291	$220,504

A reconciliation of earnings (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

(In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Earnings (loss) from continuing operations before income taxes	$173,931	$(96,185)	$(41,510)	$(17,568)
Plus:
Interest expense	206,652	120,208	41,117	72,699
Depreciation and amortization	256,472	164,047	43,931	86,052
Impairment of long-lived assets	10,686	11,974	–	–
Preopening expense	6,569	6,607	39	1,292
Theatre and other closure expense	9,011	601	1,267	10,758
Restructuring charge	–	3,980	4,926	–
Disposition of assets and other gains	(11,183)	(997)	(302)	(2,715)
Equity in non-consolidated entities	(233,704)	7,807	(161)	(129)
Investment loss (income)	(17,982)	(3,151)	(2,351)	(6,344)
Other income(2)	1,019	849	(33)	–
General and administrative expense—unallocated:
Management fee	5,000	2,000	500	–
Merger, acquisition and transaction costs	9,996	12,487	22,268	42,732
Other(3)	55,875	39,984	14,600	33,727
Total Segment Adjusted EBITDA	$472,342	$270,211	$84,291	$220,504

Long-term Assets (In thousands)	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
U.S. and Canada theatrical exhibition	$4,304,011	$4,169,212
International theatrical exhibition	402,265	396,329
Other	–	–
Total segment long-term assets	4,706,276	4,565,541
Construction in progress	29,147	34,796
Corporate	129,207	249,794
Accumulated depreciation—property	(1,037,380)	(783,882)
Accumulated amortization—intangible assets	(94,037)	(60,759)
Accumulated amortization—other long-term assets	(49,350)	(41,336)
Noncurrent assets held for sale	7,300	112,337
Consolidated long-term assets, net(4)	$3,691,163	$4,076,491

Long-term Assets, net of accumulated depreciation and amortization (In thousands)	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
U.S. and Canada theatrical exhibition	$3,201,911	$3,347,777
International theatrical exhibition	341,203	364,630
Other	–	–
Total segment long-term assets(4)	3,543,114	3,712,407
Construction in progress	29,147	34,796
Corporate	111,602	216,951
Noncurrent assets held for sale	7,300	112,337
Consolidated long-term assets, net(4)	$3,691,163	$4,076,491

The components of the reportable segments’ long-term assets to long-term assets presented in the Consolidated Balance Sheet are as follows:

Consolidated Balance Sheet (In thousands)	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
Property, net	$1,298,823	$1,501,048
Intangible assets, net	234,176	273,308
Goodwill	2,056,053	2,018,318
Other long-term assets	94,811	171,480
Noncurrent assets held for sale	7,300	112,337
Consolidated long-term assets, net(4)	$3,691,163	$4,076,491

Additions to long-term assets, net of acquisitions (In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
U.S. and Canada theatrical exhibition	$121,332	$90,356	$40,271	$55,980
International theatrical exhibition	19,205	7,570	366	2,999
Other	–	1	4	26
Total segment capital expenditures	140,537	97,927	40,641	59,005
Construction in progress	(5,644)	13,634	1,468	5,782
Corporate	3,846	6,107	1,805	1,368
Total additions to long-term assets, net of acquisitions(2)	$138,739	$117,668	$43,914	$66,155

A reconciliation of the reportable segments’ additions to net assets to the Consolidated Statements of Cash Flow is as follows:

Consolidated Statements of Cash Flows (In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash Flows from investing activities:
Capital expenditures(5)	$138,739	$117,668	$18,622	$66,155
Construction project costs:
Reimbursable by landlord	–	–	–	–
Purchase of leased furniture, fixtures and equipment	–	–	25,292	–
Total additions to long-term assets, net of acquisitions(5)	$138,739	$117,668	$43,914	$66,155

Information about the Company’s revenues and assets by geographic area is as follows:

Revenues (In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	From Inception July 16, 2004 through March 31, 2005	April 2, 2004 through December 23, 2004
	(Successor)	(Successor)	(Successor)	(Predecessor)
United States	$2,232,529	$1,593,976	$418,977	$1,206,689
Canada	52,496	49,460	14,054	37,766
China (Hong Kong)	–	5,567	2,522	5,632
France	5,021	4,492	1,338	3,270
United Kingdom	13,176	10,465	2,569	5,915
Mexico	158,349	22,918	–	–
Total revenues	$2,461,571	$1,686,878	$439,460	$1,259,272

Long-term assets (In thousands), Gross	March 29, 2007	March 30, 2006
	(Successor)	(Successor)
United States	$4,394,012	$4,423,827
Canada	58,638	56,717
France	9,726	9,229
Portugal	–	16,343
Spain	–	68,559
United Kingdom	14,633	12,603
Mexico	394,921	375,190
Total long-term assets(4)	$4,871,930	$4,962,468

(1)                Revenues from Other decreased due to the contribution of NCN’s assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. The Company’s share of advertising revenues generated by NCM are included in U.S. and Canada theatrical exhibition.

(2)                Other income, net is comprised of the write off of deferred financing charges and net recoveries for property loss related to Hurricane Katrina.

(3)                Including stock-based compensation expense of $12,501, $3,433 and $1,201 for the Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005 and $0 for the Predecessor period ended December 23, 2004.

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

NOTE 18—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulations S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registared.” Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE’s debts are full and unconditional and joint and several. The Company and its subsidiary guarantor’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

Fifty-two weeks ended March 29, 2007 (Successor)

	Parent	Subsidiary	Subsidiary	Consolidating	Consolidated AMC
	Obligor	Guarantors	Non-Guarantors	Adjustments	Entertainment Inc.
Revenues
Admissions	$–	$1,550,515	$109,424	$–	$1,659,939
Concessions	–	618,919	67,399	–	686,318
Other revenue	–	87,940	27,374	–	115,314
Total revenues	–	2,257,374	204,197	–	2,461,571
Costs and Expenses
Film exhibition costs	–	806,049	49,755	–	855,804
Concession costs	–	64,312	15,399	–	79,711
Operating expense	–	562,859	56,217	–	619,076
Rent	–	412,762	33,162	–	445,924
General and administrative:
Merger, aquisition and transaction costs	–	9,988	8	–	9,996
Management fee	–	5,000	–	–	5,000
Other	41	45,521	10,313	–	55,875
Preopening expense	–	4,776	1,793	–	6,569
Theatre and other closure expense	–	8,965	46	–	9,011
Depreciation and amortization	–	225,608	30,864	–	256,472
Impairment of long-lived assets	–	10,686	–	–	10,686
Disposition of assets and other gains	–	(11,183)	–	–	(11,183)
Total costs and expenses	41	2,145,343	197,557	–	2,342,941
Other expense (income)
Equity in net earnings (loss) of consolidated subsidiaries	(183,894)	8,294	–	175,600	–
Other income	–	(10,267)	–	–	(10,267)
Interest expense
Corporate borrowings	189,844	169,007	15,743	(173,741)	200,853
Capital and financing lease obligations	–	4,156	1,643	–	5,799
Equity in (earnings) losses of non-consolidated entities	(287)	(235,943)	2,526	–	(233,704)
Investment expense (income)	(153,983)	(34,310)	(3,430)	173,741	(17,982)
Total other expense (income)	(148,320)	(99,063)	16,482	175,600	(55,301)
Earnings (loss) from continuing operations before income taxes	148,279	211,094	(9,842)	(175,600)	173,931
Income tax provision	14,200	27,200	900	–	42,300
Earnings (loss) from continuing operations	134,079	183,894	(10,742)	(175,600)	131,631
Earnings from discontinued operations, net of income taxes	–	–	2,448	–	2,448
Net earnings (loss)	$134,079	$183,894	$(8,294)	$(175,600)	$134,079

52 Weeks ended March 30, 2006 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Revenues
Admissions	$–	$1,111,550	$26,484	$–	$1,138,034
Concessions	–	442,604	13,424	–	456,028
Other theatre	–	88,575	4,241	–	92,816
Total revenues	–	1,642,729	44,149	–	1,686,878
Costs and Expenses:
Film exhibition costs	–	584,050	11,303	–	595,353
Concession costs	–	47,799	2,782	–	50,581
Operating expense	–	435,471	16,051	–	451,522
Rent	–	317,376	12,502	–	329,878
General and administrative:
Merger, acquisition and transaction costs	–	12,487	–	–	12,487
Management fee	–	2,000	–	–	2,000
Other	(8)	37,576	2,416	–	39,984
Preopening expense	–	5,768	839	–	6,607
Theatre and other closure expense	–	1,313	(712)	–	601
Restructuring charge	–	3,980	–	–	3,980
Depreciation and amortization	–	157,187	6,860	–	164,047
Impairment of long-lived assets	–	11,974	–	–	11,974
Disposition of assets and other gains	–	(805)	(192)	–	(997)
Total costs and expenses	(8)	1,616,176	51,849	–	1,668,017
Other expense (income)
Equity in net losses of consolidated subsidiaries	162,499	33,502	–	(196,001)	–
Other income	–	(9,818)	–	–	(9,818)
Interest expense
Corporate borrowings (including intercompany)	115,327	73,270	5,064	(77,521)	116,140
Capital and financing lease obligations	–	3,816	252	–	4,068
Equity in losses of non-consolidated entities	541	6,116	1,150	–	7,807
Investment income	(68,583)	(9,589)	(2,500)	77,521	(3,151)
Total other expense	209,784	97,297	3,966	(196,001)	115,046
Loss before income taxes	(209,776)	(70,744)	(11,666)	196,001	(96,185)
Income tax provision (benefit)	(18,900)	87,116	1,184	–	69,400
Loss from continuing operations	(190,876)	(157,860)	(12,850)	196,001	(165,585)
Loss from discontinued operations, net of income taxes	–	(4,639)	(20,652)	–	(25,291)
Net loss	$(190,876)	$(162,499)	$(33,502)	$196,001	$(190,876)

From Inception July 16, 2004 through March 31, 2005 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Revenues
Admissions	$–	$294,692	$2,618	$–	$297,310
Concessions	–	116,302	964	–	117,266
Other theatre	–	24,196	688	–	24,884
Total revenues	–	435,190	4,270	–	439,460
Costs and Expenses:
Film exhibition costs	–	151,606	1,141	–	152,747
Concession costs	–	12,621	180	–	12,801
Operating expense	–	113,533	2,057	–	115,590
Rent	–	78,301	2,475	–	80,776
General and administrative:
Merger, acquisition and transaction costs	–	22,268	–	–	22,268
Management fee	–	500	–	–	500
Other	52	14,468	80	–	14,600
Preopening expense	–	39	–	–	39
Theatre and other closure expense	–	1,267	–	–	1,267
Restructuring charge	–	4,926	–	–	4,926
Depreciation and amortization	–	43,476	455	–	43,931
Disposition of assets and other gains	–	(302)	–	–	(302)
Total costs and expenses	52	442,703	6,388	–	449,143
Other expense (income)
Equity in net losses of consolidated subsidiaries	13,936	3,691	–	(17,627)	–
Other income	–	(6,778)	–	–	(6,778)
Interest expense
Corporate borrowings (including intercompany)	38,480	6,038	2,625	(7,475)	39,668
Capital and financing lease obligations	–	1,446	3	–	1,449
Equity in (earnings) losses of non-consolidated entities	20	–	(181)	–	(161)
Investment income	(7,825)	(774)	(1,227)	7,475	(2,351)
Total other expense	44,611	3,623	1,220	(17,627)	31,827
Loss before income taxes	(44,663)	(11,136)	(3,338)	17,627	(41,510)
Income tax provision (benefit)	(9,900)	2,800	220	–	(6,880)
Loss from continuing operations	(34,763)	(13,936)	(3,558)	17,627	(34,630)
Earnings (loss) from discontinued operations, net of income tax benefit	–	–	(133)	–	(133)
Net loss	$(34,763)	$(13,936)	$(3,691)	$17,627	$(34,763)
Preferred dividends and allocation of undistributed earnings	–				–
Loss for shares of common stock	$(34,763)				$(34,763)

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Predecessor)
Revenues
Admissions	$–	$841,183	$6,293	–	$847,476
Concessions	–	326,715	2,255	–	328,970
Other theatre	–	81,204	1,622	–	82,826
Total revenues	–	1,249,102	10,170	–	1,259,272
Costs and Expenses:				–
Film exhibition costs	–	449,781	2,946	–	452,727
Concession costs	–	37,298	582	–	37,880
Operating expense	–	319,118	5,309	–	324,427
Rent	–	217,240	6,494	–	223,734
General and administrative expense
Merger, acquisition and transaction costs	–	42,732	–	–	42,732
Other	143	33,093	491	–	33,727
Preopening expense	–	1,292	–	–	1,292
Theatre and other closure expense	–	10,758	–	–	10,758
Depreciation and amortization	–	85,108	944	–	86,052
Disposition of assets and other gains	–	(2,715)	–	–	(2,715)
Total costs and expenses	143	1,193,705	16,766	–	1,210,614
Other expense (income)
Equity in net losses of consolidated subsidiaries	21,531	13,816	–	(35,347)	–
Interest expense
Corporate borrowings (including intercompany)	62,691	36,817	4,473	(37,130)	66,851
Capital and financing lease obligations	–	5,758	90	–	5,848
Equity in (earnings) of non-consolidated entities	–	–	(129)	–	(129)
Investment income	(38,987)	(3,563)	(924)	37,130	(6,344)
Total other expense	45,235	52,828	3,510	(35,347)	66,226
Loss from continuing operations before income taxes	(45,378)	2,569	(10,106)	35,347	(17,568)
Income tax provision (benefit)	(9,500)	24,100	160	–	14,760
Loss from continuing operations	$(35,878)	$(21,531)	$(10,266)	$35,347	$(32,328)
Loss from discontinued operations, net of income tax benefit	–	–	(3,550)	–	(3,550)
Net loss	$(35,878)	$(21,531)	$(13,816)	$35,347	$(35,878)
Preferred dividends	104,300				104,300
Net loss for shares of common stock	$(140,178)				$(140,178)

March 29, 2007 (Successor):

	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$–	$287,422	$29,741	$–	$317,163
Receivables, net	3,289	36,526	25,717	–	65,532
Other current assets	–	23,310	7,092	–	30,402
Total current assets	3,289	347,258	62,550	–	413,097
Investment in equity of subsidiaries	199,721	227,960	–	(427,681)	–
Property, net	–	1,154,258	144,565	–	1,298,823
Intangible assets, net	–	208,326	25,850	–	234,176
Intercompany advances	2,685,922	(2,693,427)	7,505	–	–
Goodwill	–	1,860,198	195,855	–	2,056,053
Other long-term assets	34,060	35,980	24,771	–	94,811
Non-current assets held for sale	–	7,300	–	–	7,300
Total assets	$2,922,992	$1,147,853	$461,096	$(427,681)	$4,104,260
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$–	$147,364	$15,322	$–	$162,686
Accrued expenses and other liabilities	13,837	111,239	12,036	–	137,112
Deferred revenues and income	–	119,704	7,630	–	127,334
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	4,972	12,799	–	24,271
Total current liabilities	20,337	383,279	47,787	–	451,403
Corporate borrowings	1,510,775	–	102,679	–	1,613,454
Capital and financing lease obligations	–	37,052	12,613	–	49,665
Deferred revenues for exhibitor services agreement	–	231,045	–	–	231,045
Other long-term liabilities	–	296,756	70,057	–	366,813
Total liabilities	1,531,112	948,132	233,136	–	2,712,380
Stockholder’s equity (deficit)	1,391,880	199,721	227,960	(427,681)	1,391,880
Total liabilities and stockholder’s equity	$2,922,992	$1,147,853	$461,096	$(427,681)	$4,104,260

March 30, 2006 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Assets
Current assets:
Cash and equivalents	$–	$196,445	$33,670	$–	$230,115
Receivables, net	1,893	37,497	17,221	–	56,611
Other current assets	(8,346)	26,751	16,242	–	34,647
Current assets held for sale	–	529	4,197	–	4,726
Total current assets	(6,453)	261,222	71,330	–	326,099
Investment in equity of subsidiaries	(227,657)	233,618	–	(5,961)	–
Property, net	–	1,279,899	221,149	–	1,501,048
Intangible assets, net	–	242,058	31,250	–	273,308
Intercompany advances	3,591,713	(3,554,609)	(37,104)	–	–
Goodwill	–	1,893,716	124,602	–	2,018,318
Other long-term assets	40,802	101,909	28,769	–	171,480
Noncurrent assets held for sale	–	61,340	50,997	–	112,337
Total assets	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590
Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$–	$133,143	$17,240	$–	$150,383
Accrued expenses and other liabilities	19,902	126,022	11,144	–	157,068
Deferred revenues and income	–	110,455	7,234	–	117,689
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,119	21,185	–	30,804
Current liabilities held for sale	–	3,560	4,673	–	8,233
Total current liabilities	26,402	376,299	61,476	–	464,177
Corporate borrowings	2,128,094	2,188	93,587	–	2,223,869
Capital and financing lease obligations	–	32,868	31,148	–	64,016
Other long-term liabilities	–	323,552	71,164	–	394,716
Noncurrent liabilities held for sale	–	11,903	–	–	11,903
Total liabilities	2,154,496	746,810	257,375	–	3,158,681
Stockholder’s equity (deficit)	1,243,909	(227,657)	233,618	(5,961)	1,243,909
Total liabilities and stockholder’s equity (deficit)	$3,398,405	$519,153	$490,993	$(5,961)	$4,402,590

Fifty-two weeks ended March 29, 2007 (in thousands):

	Parent	Subsidiary	Subsidiary	Consolidating	Consolidated AMC
	Obligor	Guarantors	Non-Guarantors	Adjustments	Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(68,145)	$464,440	$21,456	$–	$417,751
Cash flows from investing activities:
Capital expenditures	–	(119,534)	(19,205)	–	(138,739)
Construction project costs reimbursable by landlord	–	(9,726)	–	–	(9,726)
NCM Distribution	–	285,814	–	–	285,814
Proceeds on disposal-discontinued operations	–	–	35,446	–	35,446
Proceeds from disposition of long-term assets	–	116,439	–	–	116,439
Other, net	4,667	(15,104)	5,172	–	(5,265)
Net cash provided by investing activities	4,667	257,889	21,413	–	283,969
Cash flows from financing activities:
Repurchase of senior unsecured floating rate notes due 2010	(205,000)	–	–	–	(205,000)
Repurchase of notes due 2011	(212,811)	–	–	–	(212,811)
Repurchase of notes due 2012	(175,000)	–	–	–	(175,000)
Payments on Term Loan B	(6,500)	–	–	–	(6,500)
Principal payments under capital and financing lease obligations	–	(3,096)	(639)	–	(3,735)
Principal payments under mortgage obligations	–	(113)	–	–	(113)
Deferred financing costs	750	(3,247)	(109)	–	(2,606)
Change in construction payables	–	(7,466)	–	–	(7,466)
Borrowing under Cinemex credit facility	–	–	2,100	–	2,100
Change in intercompany advances	662,039	(617,430)	(44,609)	–	–
Net cash (used in) provided by financing activities	63,478	(631,352)	(43,257)	–	(611,131)
Effect of exchange rate changes on cash and equivalents	–	–	(3,541)	–	(3,541)
Net increase in cash and equivalents	–	90,977	(3,929)	–	87,048
Cash and equivalents at beginning of period	–	196,445	33,670	–	230,115
Cash and equivalents at end of period	$–	$287,422	$29,741	$–	$317,163

52 Weeks ended March 30, 2006 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Net cash (used in) provided by operating activities	$(20,567)	$83,702	$(39,481)	$–	$23,654
Cash flows from investing activities:
Capital expenditures	–	(109,647)	(8,021)	–	(117,668)
Proceeds from sale/leasebacks	–	35,010	–	–	35,010
Acquisition of Loews, net of cash aquired	–	138,672	3,840	–	142,512
Payment on disposal—discontinued operations	–	8,595	44,861	–	53,456
Proceeds from disposition of long-term assets	–	3,032	–	–	3,032
Other, net	(116)	(10,211)	3,308	–	(7,019)
Net cash (used in) provided by investing activities	(116)	65,451	43,988	–	109,323
Cash flows from financing activities:
Principal payments under capital and finance lease obligations	–	(2,805)	(358)	–	(3,163)
Principal payments under mortgage obligations	–	(10)	–	–	(10)
Deferred financing costs	(24,895)	–	–	–	(24,895)
Change in construction payables	–	1,204	–	–	1,204
Proceeds from issuance of 11% Senior Subordinated Notes due 2016	325,000	–	–	–	325,000
Proceeds from issuance of Senior Securied Credit Facility	650,000	–	–	–	650,000
Repayment of LCE credit facility	(620,425)	–	–	–	(620,425)
Repurchase of LCE 9% Senior Subordinated Notes due 2014	(318,938)	–	–	–	(318,938)
Borrowing under Cinemax credit facility	–	–	6,000	–	6,000
Proceeds from financing lease obligations	–	6,661	–	–	6,661
Change in intercompany advances	9,941	(282)	(9,659)	–	–
Net cash provided by (used in) financing activities	20,683	4,768	(4,017)	–	21,434
Effect of exchange rate changes on cash and equivalents	–	–	4,755	–	4,755
Net increase (decrease) in cash and equivalents	–	153,921	5,245	–	159,166
Cash and equivalents at beginning of period	–	42,524	28,425	–	70,949
Cash and equivalents at end of period	$–	$196,445	$33,670	$–	$230,115

From Inception July 16, 2004 through March 31, 2005 (Successor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
					(Successor)
Net cash (used in) provided by operating activities	$(12,429)	$(56,093)	$21,835	$–	$(46,687)
Cash flows from investing activities:
Capital expenditures	–	(19,137)	515	–	(18,622)
Proceeds from sale/leasebacks	–	50,910	–	–	50,910
Increase in restricted cash	(456,762)	–	–	–	(456,762)
Release of restricted cash	456,762	–	–	–	456,762
Acquisition of AMCE, net of cash acquired	(1,268,564)	–	–	–	(1,268,564)
Purchase of leased furniture, fixtures and equipment	–	(25,292)	–	–	(25,292)
Proceeds from disposition of long term assets	–	143	30	–	173
Other, net	(173)	2,259	(485)	–	1,601
Net cash (used in) provided by investing activities	(1,268,737)	8,883	60	–	(1,259,794)
Cash flows from financing activities:
Principal payments under capital and financing lease obligations	–	(772)	(84)	–	(856)
Deferred financing costs	(16,546)	–	–	–	(16,546)
Change in construction payables	–	4,747	–	–	4,747
Repurchase of Notes due 2011	(1,663)	–	–	–	(1,663)
Capital contribution from Marquee Holdings Inc.	934,901	–	–	–	934,901
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	–	–	–	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	–	–	–	205,000
Change in intercompany advances	(90,526)	85,759	4,767	–	–
Net cash provided by financing activities	1,281,166	89,734	4,683	–	1,375,583
Effect of exchange rate changes on cash and equivalents	–	–	1,847	–	1,847
Net increase (decrease) in cash and equivalents	–	42,524	28,425	–	70,949
Cash and equivalents at beginning of period	–	–	–	–	–
Cash and equivalents at end of period	$–	$42,524	$28,425	$–	$70,949

April 2, 2004 through December 23, 2004 (Predecessor):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment, Inc.
Net cash provided by (used in) operating activities	$13,042	$130,915	$1,407	$—	$145,364
Cash flows from investing activities:
Capital expenditures	—	(63,857)	(2,298)	—	(66,155)
Increase in restricted cash	(627,338)	—	—	—	(627,338)
Proceeds from disposition of long-term assets	—	307	(30)	—	277
Other, net	—	(2,570)	3,391	—	821
Net cash (used in) provided by investing activities	(627,338)	(66,120)	1,063	—	(692,395)
Cash flows from financing activities:
Principal payments under capital and financing lease obligations	—	(1,807)	(213)	—	(2,020)
Change in construction payables	—	(2,234)	—	—	(2,234)
Proceeds from issuance of 8 5/8% Senior Unsecured Fixed Rate Notes due 2012	250,000	—	—	—	250,000
Proceeds from issuance of Senior Unsecured Floating Rate Notes due 2010	205,000	—	—	—	205,000
Proceeds from issuance of 12% Senior Discount Notes due 2014	169,918	—	—	—	169,918
Cash portion of preferred dividends	(9,349)	—	—	—	(9,349)
Proceeds from exercise of stock options	52	—	—	—	52
Treasury stock purchases and other	(333)	—	—	—	(333)
Change in intercompany advances	(992)	(6,379)	7,371	—	—
Net cash provided by (used in) financing activities	614,296	(10,420)	7,158	—	611,034
Effect of exchange rate changes on cash and equivalents	—	—	(615)	—	(615)
Net increase (decrease) in cash and equivalents	—	54,375	9,013	—	63,388
Cash and equivalents at beginning of period	—	304,409	28,839	—	333,248
Cash and equivalents at end of period	$—	$358,784	$37,852	$—	$396,636

NOTE 19—RELATED PARTY TRANSACTIONS

Governance Agreements

In connection with the Mergers, Holdings, the Sponsors and the other pre-existing stockholders of Holdings, as applicable, entered into various agreements defining the rights of Holdings’ stockholders with respect to voting, governance and ownership and transfer of the stock of Holdings, including a Second Amended and Restated Certificate of Incorporation of Holdings, a Second Amended and Restated Stockholders Agreement, a Voting Agreement among Holdings and the pre-existing stockholders of Holdings, a Voting Agreement among Holdings and the former stockholders of LCE Holdings and an Amended and Restated Management Stockholders Agreement among Holdings and certain members of management of Holdings who are stockholders of Holdings (collectively, the “Governance Agreements”). The Governance Agreements terminated on June 11, 2007, the date of the holdco merger, and were superseded by substantially identical agreements entered into by AMC Entertainment Holdings, Inc., the Sponsors and Holdings’ other stockholders.

The Governance Agreements provided that the Board of Directors for Holdings would consist of up to nine directors, two of whom were designated by JPMP, two of whom were designated by Apollo, one of whom was the Chief Executive Officer of Holdings, one of whom was designated by Carlyle, one of whom was designated by Bain, one of whom was designated by Spectrum and one of whom was designated by Bain, Carlyle and Spectrum, voting together, so long as such designee was consented to by each of Bain and Carlyle. Each of the directors respectively designated by JPMP, Apollo, Carlyle, Bain and Spectrum had three votes on all matters placed before the Board of Directors of Holdings and AMCE and the Chief Executive Office of Holdings and the director designated by Carlyle, Bain and Spectrum voting together had one vote each. The number of directors respectively designated by the Sponsors would be reduced upon a decrease in such Sponsors’ ownership in Holdings below certain thresholds.

The Voting Agreement among Holdings and the pre-existing stockholders of Holdings provided that, until fifth anniversary of the Mergers (the “Blockout Period”), the former continuing stockholders of Holdings (other than Apollo and JPMP) would generally vote their voting shares of capital stock of Holdings in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among Holdings and the former stockholders of LCE Holdings further provided that during the Blockout Period, the former LCE Holdings stockholders would generally vote their voting shares of capital stock of Holdings on any matter as directed by any two of Carlyle, Bain and Spectrum, except in certain specified instances. In addition, certain actions of Holdings, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10.0 million, the settlement of claims or litigation in excess of $2.5 million, an initial public offering of Holdings, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5.0 million or engaging in new lines of business, required the approval of either (i) any three of JPMP, Apollo, Carlyle or Bain or (ii) Spectrum and (a) either JPMP or Apollo and (b) either Carlyle or Bain (the “Requisite Stockholder Majority”) if at such time the Sponsors collectively held at least a majority of Holdings’ voting shares.

Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of Holdings or AMCE, the Governance Agreements prohibited the Sponsors and the other pre-existing stockholders of Holdings from transferring any of their interests in Holdings, other than (i) certain permitted transfers to affiliates or to persons approved of by the Sponsors and (ii) transfers after the Blockout Period subject to the rights described below.

The Governance Agreements set forth additional transfer provisions for the Sponsors and the other pre-existing stockholders of Holdings with respect to the interests in Holdings, including the following:

Right of first offer.   After the Blockout Date and prior to an initial public offering, Holdings and, in the event Holdings did not exercise its right of first offer, each of the Sponsors and the other preexisting stockholders of Holdings, had a right of first offer to purchase (on a pro rata basis in the case of the stockholders) all or any portion of the shares of Holdings that a Sponsor or other former continuing stockholder of Holdings was proposing to sell to a third party at the price and on the terms and conditions offered by such third party.

Drag-along rights.   If, prior to an initial public offering, Sponsors constituting a Requisite Stockholder Majority proposed to transfer shares of Holdings to an independent third party in a bona fide arm’s-length transaction or series of transactions that resulted in a sale of all or substantially all of Holdings, such Sponsors may have elected to require each of the other stockholders of Holdings to transfer to such third party all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

Tag-along rights.   Subject to the right of first offer described above, if any Sponsor or other former continuing stockholder of Holdings proposed to transfer shares of Holdings held by it, then such stockholder would have given notice to each other stockholder, who would each have had the right to participate on a pro rata basis in the proposed transfer on the terms and conditions offered by the proposed purchaser.

Participant rights.   On or prior to an initial public offering, the Sponsors and the other pre-existing stockholders of Holdings had the pro rata right to subscribe to any issuance by Holdings or any subsidiary of shares of its capital stock or any securities exercisable, convertible or exchangeable for shares of its capital stock, subject to certain exceptions.

The Governance Agreements also provided for certain registration rights in the event of an initial public offering of Holdings, including the following:

Demand rights.   Subject to the consent of at least two of any of JPMP, Apollo, Carlyle and Bain during the first two years following an initial public offering, each Sponsor had the right at any time following an initial public offering to make a written request to Holdings for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders at Holdings’ expense, subject to certain limitations. Subject to the same consent requirement, the other pre-existing stockholders of Holdings as a group had the right at any time following an initial public offering to make one written request to Holdings for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders with an aggregate offering price to the public of at least $200 million.

Piggyback rights.   If Holdings at any time proposed to register under the Securities Act any equity interests on a form and in a manner which would permit registration of the registrable equity interests held by stockholders of Holdings for sale to the public under the Securities Act, Holdings would have given written notice of the proposed registration to each stockholder, who would then have had the right to request that any part of its registrable equity interests be included in such registration, subject to certain limitations.

Holdback agreements.   Each stockholder agreed that it would not offer for public sale any equity interests during a period not to exceed 90 days (180 days in the case of an initial public offering) after the effective date of any registration statement filed by Holdings in connection with an underwritten public offering (except as part of such underwritten registration or as otherwise permitted by such underwriters), subject to certain limitations.

Amended and Restated Fee Agreement

In connection with the Mergers, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provided for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the fee agreement provided for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Holdings of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain AMCE’s and its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. The Amended and Restated Fee Agreement terminated on June 11, 2007, the date of the holdco merger, and was superseded by a substantially identical agreement entered into by AMC Entertainment Holdings, Inc., Holdings, AMCE, the Sponsors and Holdings’ other stockholders.

Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors would receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date.

The fee agreement also provided that AMCE would indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Holdings was owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.784%); Apollo (20.784%); Bain Capital Partners (15.090%); The Carlyle Group (15.090%); Spectrum Equity Investors (9.764%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.899%); Co-Investment Partners, L.P. (3.899%); Caisse de Depot et Placement du Quebec (3.120%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.730%); SSB Capital Partners (Master Fund) I, L.P. (1.950%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., CSFB Credit Opportunities Fund (Employee), L.P. and CSFB Credit Opportunities Fund (Helios), L.P. (1.560%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.780%); Screen Investors 2004, LLC (0.152%); and members of management (0.400%)(1).

Control Arrangement

The sponsors have the ability to control the Company’s affairs and policies and the election of directors and appointment of management.

Continuing Service Agreement

In connection with the termination of his current employment agreement with Loews, the Company is paying Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, has paid him a lump sum payment of $1,575,000, and provided outplacement assistance and automobile benefits through December 31, 2006. In addition, in order to facilitate integration following the Mergers, the Company entered into an agreement with Mr. Reid, whereby Mr. Reid provided certain transitional consulting services to the Company and reported to Mr. Peter C. Brown, the Company’s Chief Executive Officer. Pursuant to the continuing service agreement, the Company paid Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for the final five months. The continuing services agreement terminated in February 2007.

(1)                All percentage ownerships are approximate.

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

In connection with the merger with Marquee, Apollo received an aggregate amount of cash proceeds for its shares of approximately (i) $869.8 million, including $91.1 million attributable to the special change in control distribution payable to Apollo pursuant to the terms of the Series A convertible preferred stock. The Company was required to pay the Marquee Sponsors an annual management fee of up to $2.0 million in the aggregate, payable quarterly, under the Management Fee Agreement. In connection with the merger with Marquee, Holdings, Marquee and the Marquee Sponsors entered into a management fee agreement pursuant to which AMCE, as the surviving corporation in the merger with Marquee, paid to each of JPMP and Apollo a one-time sponsorship fee of $10.0 million in consideration of the completion of the merger with Marquee and the capitalization of Holdings. The Company recorded the one-time sponsorship fees paid to JPMP and Apollo of $10 million each as General and Administrative: Merger, acquisition and transaction costs for the Successor period from inception on July 16, 2004 through March 31, 2005. The management fee agreement also provided for an annual management fee of $2.0 million, payable quarterly and in advance to each Marquee Sponsor for the duration of the agreement, as well as reimbursements for each Marquee sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the management fee agreement provided for reimbursements of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. AMCE made cash payments of $1.0 million to the Marquee Sponsors for the annual management fee during the fourth quarter of fiscal 2005. Also in connection with the merger with Marquee, the Company paid legal fees on behalf of JPMP and Apollo of $6.0 million each and paid legal fees on behalf of the Company’s Class B Stockholder of $170,000. Following consummation of the merger with Marquee, the Company became a privately-held company, wholly owned by Holdings.

NOTE 20—SUBSEQUENT EVENTS

In May 2007 the Company disposed of its investment in Fandango for total expected proceeds of approximately $20 million of which $17.7 million was received in May of 2007 and expects to record a total gain on the sale of approximately $18 million.

On June 11, 2007, Marquee Merger Sub Inc. (“merger sub”), a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. (“Parent”), merged with and into Holdings, with Holdings continuing as the surviving corporation (the “holdco merger”).  As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings’ common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into the right to receive a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings’ governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and our other stockholders.  The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Holdings’ stockholders.

On June 12, 2007, Holdings announced that it had completed a solicitation of consents from holders of its 12% Senior Discount Notes due 2014 (the “Discount Notes due 2014”), and that it had received consents for $301.9 million in aggregate principal amount at maturity of the Discount Notes due 2014, representing 99.32% of the outstanding Discount Notes due 2014. In connection with the receipt of consents, Holdings paid an aggregate consent fee of approximately $4.4 million, representing a consent fee of $14.44 for each $1,000 in principal amount at maturity of Discount Notes due 2014 to which consents were delivered. Accordingly, the requisite consents to adopt the proposed amendment (the “Amendment”) to the indenture pursuant to which the Discount Notes due 2014 were issued were received, and a supplemental indenture to effect the Amendment was executed by Holdings and the trustee under the indenture. The Amendment revised the restricted payments covenant to permit Holdings to make restricted payments in an aggregate amount of $275.0 million prior to making an election to pay cash interest on its senior discount notes. The Amendment also contains a covenant by Holdings to make an election on August 15, 2007, the next semi-annual accretion date under the indenture to pay cash interest on the senior discount notes. As a result, Holdings is to make its first cash interest payment on the senior discount notes on February 15, 2008. Holdings intends to use cash on hand at AMCE to pay a dividend to Holdings’ current stockholder in an aggregate amount of up to $275.0 million.

Item 9. Changes in Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2007, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 29, 2007.

(b)   Changes in internal control over financial reporting.

The Company’s management took actions to remediate the previously reported material weakness in our internal control over financial reporting surrounding the application of generally accepted accounting principles with respect to stock-based compensation and management-purchased shares during the fiscal quarter ended March 29, 2007. Specifically, the Company’s management made improvements with respect to the design, precision and rigor of review controls over the application of stock-based compensation and management-purchased share accounting in that appropriate levels of management and legal counsel now review proposed accounting for all newly issued stock-based compensation awards and management-purchased shares. Further, the Company’s management now considers the use of qualified independent third-party advisors, as deemed appropriate, with respect to more complex stock-based compensation transactions. In addition, the put rights associated with the stock options and underlying shares which resulted in previous awards being inappropriately classified as liabilities and subject to mark-to-market accounting in the income statement were cancelled and terminated during the period ended March 29, 2007.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Our business and affairs are managed by our board of directors currently consisting of nine members. Peter C. Brown, our chief executive officer, is a director of Parent and Holdings.

The following table sets forth certain information regarding our directors, executive officers and key employees as of June 14, 2007:

Name	Age	Position(s) Held
Peter C. Brown	48	Chairman of the Board, Chief Executive Officer and Director (Parent, Holdings, AMCE and American Multi-Cinema, Inc.); President (Parent, Holdings, AMCE and American Multi-Cinema, Inc.)
Michael R. Hannon	47	Director (Parent, Holdings and AMCE)
Stephen P. Murray	44	Director (Parent, Holdings and AMCE)
Stan Parker	31	Director (Parent, Holdings and AMCE)
Aaron J. Stone	34	Director (Parent, Holdings and AMCE)
John Connaughton	41	Director (Parent, Holdings and AMCE)
Michael Connelly	55	Director (Parent, Holdings and AMCE)
Benjamin Coughlin	34	Director (Parent, Holdings and AMCE)
Travis Reid	53	Director (Parent, Holdings and AMCE)
Craig R. Ramsey	55	Executive Vice President and Chief Financial Officer (Parent, Holdings, AMCE and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
Richard T. Walsh	53	Executive Vice President (AMCE); Chairman (Parent, Holdings and AMC Film Programming, a division of American Multi-Cinema, Inc.)
John D. McDonald	50	Executive Vice President, U.S. and Canada Operations (American Multi-Cinema, Inc.)
Kevin M. Connor	44	Senior Vice President, General Counsel and Secretary (Parent, Holdings, AMCE and American Multi-Cinema, Inc.)
Mark A. McDonald	48	Executive Vice President, International Operations (AMC Entertainment International, Inc.)
Chris A. Cox	41	Vice President and Chief Accounting Officer (Parent, Holdings, AMCE and American Multi-Cinema, Inc.)
Terry W. Crawford	50	Vice President and Treasurer (Parent, Holdings, AMCE and American Multi-Cinema, Inc.)
Michael W. Zwonitzer	43	Vice President Finance (Parent, Holdings, AMCE and American Multi-Cinema, Inc.)

All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

Mr. Peter C. Brown has served as a Director of AMCE and American Multi-Cinema, Inc., a subsidiary of AMCE, since November 1992, as Chairman of the Board and Chief Executive Officer of AMCE since

July 1999 and as President of AMCE since January 1997. Mr. Brown has  served as a Director, Chairman of the Board and Chief Executive Officer of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Brown served as Co-Chairman of the Board of AMCE from May 1998 through July 1999 and as Executive Vice President of AMCE from August 1994 to January 1997. Mr. Brown has served as a Director, Chairman of the Board, Chief Executive Officer and President of Holdings since December 2004 and President of American Multi-Cinema, Inc. since March 2007. Mr. Brown is also Chairman of the Board, Chief Executive Officer and a director of American Multi-Cinema, Inc. Mr. Brown serves as a Director of Embarq Corporation, Midway Games, Inc., National CineMedia, Inc. and MovieTickets.com. Mr. Brown is also a member of the executive committee and Vice Chairman of the Board of Directors of the National Association of Theatre Owners. Mr. Brown is a graduate of the University of Kansas.

Mr. Michael R. Hannon has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMCE since December 2004. Mr. Hannon serves as Managing Director in the New York office of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Mr. Hannon joined J.P. Morgan Partners, LLC in 1988 and has focused on making investments in the media and telecommunications and the financial services sectors. Mr. Hannon has been responsible for numerous investments in broadcasting, publishing, cable, outdoor, and both wireless and wireline communications. Mr. Hannon also serves on the board of directors of Ascend Media, Hanley Wood, NuVox Communications and Olympus Media. Mr. Hannon holds a B.A. from Yale University and an M.B.A. from Columbia Business School.

Mr. Stephen P. Murray has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMCE since December 2004. Mr. Murray serves as President and Chief Executive Officer of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Mr. Murray focuses on investments in consumer, Retail and Services, Financial Services and Healthcare Infrastructure. Prior to joining J.P. Morgan Partners, LLC in 1989, Mr. Murray served as a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray also serves on the board of directors of Cabela’s, Jetro Holdings, MedQuest Associates, National Surgical Care, Pinnacle Foods Group, Quiznos Sub, Strongwood Insurance, USA.NET and Warner Chilcott. Mr. Murray holds a B.A. from Boston College and an M.B.A. from Columbia Business School.

Mr. Stan Parker has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMCE since December 2004. Mr. Parker has been affiliated with Apollo and its related investment advisors and investment managers since 2000 and has been a Partner since 2005. Prior to joining Apollo in 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. Mr. Parker also serves on the board of directors of Momentive Performance Materials and UAP Holding Corp. Mr. Parker holds a B.S. degree in Economics from The Wharton School of Business at the University of Pennsylvania.

Mr. Aaron J. Stone has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMCE since December 2004. Mr. Stone is a Partner of Apollo Management, L.P. which, together with its affiliates, acts as manager of Apollo and related private securities investment funds. Mr. Stone also serves on the board of directors of Educate Inc., Hughes Communications, Inc., Intelstat, Ltd and Skyterra Communications Inc. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone holds an A.B. Degree from Harvard College.

Mr. John Connaughton has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMCE since January 2006. Mr. Connaughton has served as a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989. Prior to joining Bain Capital Partners, LLC, Mr. Connaughton served as a consultant at Bain & Company, Inc., where he advised Fortune 500 companies. Mr. Connaughton also serves as a director of M/C Communications (PriMed), War ner Chilcott, Epoch Senior Living, CRC Health Group, Hospital Corporation of America (HCA), Warner Music Group (NYSE-WMG), ProSiebenSat.1.Media AG (MDAX-PSMG), Sungard Data Systems, Cumulus Media Partners and The Boston Celtics. He also volunteers for a variety of charitable organizations, serving as a member of The Berklee College of Music Board of Trustees and the UVa McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in commerce from the University of Virginia and an M.B.A. from Harvard Business School.

Mr. Michael Connelly has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMCE since January 2006. Michael J. Connelly is a Managing Director of The Carlyle Group, based in New York, focused on U.S. buyout transactions in the media and telecommunications sectors. Mr. Connelly has played key roles in a number of recent investments including VNU N.V., Insight Communications, Loews Cineplex Entertainment (now AMC Entertainment) and Pan Am Sat. He also contributed to restructuring Videotron Telecom into a direct investment in Quebecor Media. Prior to joining Carlyle in 2002, Mr.Connelly spent more than 25 years in the investment banking and banking industries in the communications sectors. He served as a Managing Director at Credit Suisse First Boston and at Donaldson, Lufkin & Jenrette. He began his career at The Bank of Boston and The First Boston Corporation focusing in media and financial restructurings. He has previously served on the boards of directors of Pan Am Sat and VNU N.V. Mr. Connelly also serves on the board of Insight Communications. Mr. Connelly received his undergraduate degree at Georgetown University and his M.B.A. from The Wharton School at the University of Pennsylvania.

Mr. Benjamin M. Coughlin has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMCE since January 2006. Mr. Coughlin joined Spectrum Equity Investors in 1997 and has been a Managing Director since 2005. At Spectrum Equity Investors, Mr. Coughlin focuses on buyout investments in the media, information services and communications industries. Prior to Spectrum Equity Investors, Mr. Coughlin worked as an Associate at Apax Partners in Munich, Germany, where he was involved with later-stage and buyout opportunities in the technology and information services industries. Mr. Coughlin also serves as a director of Apprise Media, Canon Communications and CBD Media LLC. Mr. Coughlin graduated from Harvard College with a bachelor’s degree, cum laude, in Economics, where he was also a John Harvard Scholar.

Mr. Travis Reid has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMCE since January 2006. Prior thereto, Mr. Reid served as President, Chief Executive Officer and a director of Loews since April 2002. Mr. Reid has been in the film exhibition industry for 30 years. Prior to 2002, Mr. Reid served as President, North American Operations of Loews beginning May 1998. Mr. Reid served as President of Loews Theatres beginning October 1996 and for the preceding year served as Executive Vice President, Film Buying of Loews Theatres. Prior to joining Loews in 1991, Mr. Reid held senior film buying positions at General Cinema Corp., Cineamerica Theatres, Century Theatres and Theatre Management Inc. Mr. Reid began his career at age 20 at a drive-in movie theatre in California. Mr. Reid is also Chief Executive Officer and a director of Digital Cinema Implementation Partners LLC. Mr. Reid also serves as a director of Fandango. Mr. Reid holds a B.S. in Business Administration from California State University at Hayward.

Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of AMCE and American Multi-Cinema, Inc. since April 3, 2003. Mr. Ramsey has served as Executive Vice President and Chief Financial Officer of Parent and Holdings since June 2007 and December 2004, respectively. Prior to April 2003, Mr. Ramsey served as Executive Vice President, Chief Financial Officer and Secretary of AMCE and American Multi-Cinema, Inc. effective April 19, 2002. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer, of AMCE and American Multi-Cinema, Inc. from August 20, 1998 until May 13, 2002. Mr. Ramsey has served as a Director of American Multi-Cinema, Inc. since September 28, 1999. Mr. Ramsey was elected Chief Accounting Officer of AMCE and American Multi-Cinema, Inc. effective October 15, 1999. Mr. Ramsey served as Vice Presi dent, Finance from January 17, 1997 to October 15, 1999 and prior thereto served as Director of Information Systems and Director of Financial Reporting since joining American Multi-Cinema, Inc. on February 1, 1995.

Mr. Richard T. Walsh has served as Executive Vice President of AMCE and Chairman of AMC Programming, a division of American Multi-Cinema, Inc., since November 9, 2001. Mr. Walsh has served as Executive Vice President of Parent and Holdings since June 2007 and December 2004, respectively. Prior to November 2001, Mr. Walsh served as Executive Vice President, Film Operations, AMC Film, from September 29, 1999 to November 9, 2001 and as Senior Vice President in charge of operations for the West Division of AMC from July 1, 1994 to September 29, 1999.

Mr. John D. McDonald has served as Executive Vice President, U.S. and Canada Operations of American Multi-Cinema, Inc. since October 1, 1998. Prior thereto, Mr. McDonald served as Senior Vice President, Corporate Operations from November 9, 1995 until his promotion to Executive Vice President on October 1, 1998.

Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of AMCE and American Multi-Cinema, Inc. since April 3, 2003. Mr. Connor has served as Senior Vice President, General Counsel and Secretary of Parent and Holdings since June 2007 and December 2004, respectively. Prior to April 2003, Mr. Connor served as Senior Vice President, Legal of AMCE and American Multi-Cinema, Inc. beginning November 6, 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid, Bingham, Levy, Selzer and Gee from October 1, 1995.

Mr. Mark A. McDonald has served as Executive Vice President, International Operations of AMC Entertainment International, Inc., a subsidiary of AMCE, since December 7, 1998. Prior thereto, Mr. McDonald served as Senior Vice President, Asia Operations from November 9, 1995 until his appointment as Executive Vice President in December 1998.

Mr. Chris A. Cox has served as Vice President and Chief Accounting Officer of AMCE and American Multi-Cinema, Inc. since May 13, 2002. Mr. Cox has served as Vice President and Chief Accounting Officer of Parent and Holdings since June 2007 and December 2004, respectively. Prior to May 2002, Mr. Cox served as Vice President and Controller of American Multi-Cinema, Inc. from November 28, 2000. Previously, Mr. Cox served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000.

Mr. Terry W. Crawford has served as Vice President and Treasurer of Parent since June 2007, and of Holdings, AMCE and American Multi-Cinema, Inc. since April 1, 2005. Prior thereto, Mr. Crawford served as Vice President and Assistant Treasurer of Holdings, AMCE and American Multi-Cinema, Inc. from December 23, 2004 until April 1, 2005. Previously, Mr. Crawford served as Vice President, Assistant Treasurer and Assistant Secretary of AMCE from May 13, 2002 until December 23, 2004 and American Multi-Cinema, Inc. from January 24, 2000 until December 23, 2004. Mr. Crawford served as Assistant Treasurer and Assistant Secretary of AMCE from September 14, 2001 until May 13, 2002 and AMC from November 11, 1999 until January 24, 2004. Mr. Crawford served as Assistant Secretary of AMCE from March 27, 1997 until September 14, 2001 and American Multi-Cinema, Inc. from March 21, 1997 until November 11, 1999.

Mr. Michael W. Zwonitzer has served as Vice President, Finance of AMCE and American Multi-Cinema, Inc. since September 17, 2004 and has served as Vice President, Finance of Parent and Holdings since June 2007 and December 2004, respectively. Prior thereto, Mr. Zwonitzer served as Director of Finance from December 19, 2002 to September 17, 2004 and Manager of Financial Analysis from November 10, 2000 to December 19, 2002. Mr. Zwonitzer joined AMC on June 26, 1998.

Code of Ethics

The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, a copy of which was filed as Exhibit 14 to Form 10-K for the fiscal year ended April 1, 2004.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, our three other most highly compensated executive officers and Philip M. Singleton, our former Executive Vice President and the former Chief Operating Officer of our subsidiary, American Multi-Cinema, Inc., who resigned from his employment on March 20, 2007. These individuals are referred to as the “Named Executive Officers.”

Our executive compensation programs are determined and approved by our Compensation Committee. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of Mr. Brown in setting compensation levels for our executive officers other than Mr. Brown.

Executive Compensation Program Objectives and Overview

The goals of the Compensation Committee with respect to executive compensation are to attract, retain, motivate and reward talented executives, to tie annual and long-term compensation incentives to the achievement of specified performance objectives, and to achieve long-term creation of value for our stockholders by aligning the interests of these executives with those of our stockholders. To achieve these goals, we endeavor to maintain compensation plans that are intended to tie a substantial portion of executives’ overall compensation to key strategic, operational and financial goals such as achievement of budgeted levels of EBITDA or revenue, and other non-financial goals that the Compensation Committee deems important. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels they believe, based on industry comparables and their general business and industry knowledge and experience, are comparable with executives in other companies of similar size and stage of development operating in the theatrical exhibition industry and similar retail type businesses, while taking into account our relative performance and our own strategic goals.

We conduct an annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes, which includes determining the operating metrics and non-financial elements used to measure our performance and to compensate our executive officers. This review is based on our knowledge of how other theatrical exhibition industry and similar retail type businesses measure their executive performance and on the key operating metrics that are critical in our effort to increase the value of our company.

Current Executive Compensation Program Elements

Our executive compensation program consists of the elements described in the following sections. The Compensation Committee determines the portion of compensation allocated to each element for each individual Named Executive Officer. Our Compensation Committee expects to continue these policies in the short term but will reevaluate the current policies and practices as it considers advisable.

The Compensation Committee believes based on their general business and industry experience and knowledge that the use of the combination of base salary, discretionary annual performance bonuses, and long-term incentives (including stock option or other stock-based awards) offers the best approach to achieving our compensation goals, including attracting and retaining talented and capable executives and motivating our executives and other officers to expend maximum effort to improve the business results, earnings and overall value of our business.

Base Salaries

Base salaries for our Named Executive Officers are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries for our Named Executive Officers are reviewed annually or at other appropriate times by the Compensation Committee and may be increased from time to time pursuant to such review and/or in accordance with guidelines contained in the various employment agreements in order to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For the current fiscal year, this review began in the fourth quarter of fiscal 2007 as part of our annual budgeting process and will be finished during the first quarter of fiscal 2008 as part of our annual performance review process.

Annual Performance Bonus

The Compensation Committee has the authority to award annual performance bonuses to our Named Executive Officers. The annual incentive bonuses are intended to compensate Named Executive Officers for achieving financial, operational, strategic and individual performance goals as reflected by reference to a mix of performance metrics including EBITDA targets and other financial and non-financial goals. These objectives and goals vary and are set depending on the individual Named Executive Officer, but have traditionally been allocated primarily to financial factors such as achieving budgeted levels of revenue and EBITDA. For fiscal 2007, the Compensation Committee will take into consideration budgeted levels of revenue and EBITDA and additional factors such as managing levels of capital expenditures, and secondarily to more subjective non-financial strategic factors such as successful merger integration, maintenance of strong relationships with our suppliers and the completion of various transactions, including, for fiscal 2007, the National CineMedia, LLC initial public offering. At the beginning of fiscal 2007, the framework setting out the performance goals were determined and communicated to our Named Executive Officers. The annual bonus amounts are intended to reward both overall company and individual performance during the year and, as such, can be highly variable from year to year.

Our annual bonuses have historically been paid in cash in an amount reviewed and approved by the Compensation Committee and traditionally have been paid in a single installment in the first quarter following the completion of a given fiscal year once our annual audit report is issued. On a going forward basis, it is intended that these annual bonuses may be paid in a combination of cash and equity value with the method for any allocation between cash and equity value to be determined in the future. Pursuant to current employment agreements, each Named Executive Officer is eligible for an annual bonus pursuant to the annual incentive plan in place at the time. The Compensation Committee has discretion to increase the annual bonus paid to our Named Executive Officers using its judgement if the Company exceeds certain financial goals, or to reward for achievement of individual annual performance objectives. Our Compensation Committee and the Board of Directors have approved bonus amounts to be paid in fiscal 2008 for performance during fiscal 2007 at 14–16% of base salary for each of our Named Executive Officers. The actual amount of the bonuses was determined following a review of each Named Executive Officer’s individual performance and contribution to our strategic and financial goals. For fiscal 2007 bonuses, this review was conducted during the first quarter of fiscal 2008.

Long-Term Incentive Equity Awards

We adopted the 2004 Stock Option Plan, which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options to eligible employees and consultants of Holdings and its subsidiaries and non-employee directors of Holdings. Options previously granted under the plan vest in equal installments over 5 years from the grant date, subject to the optionee’s continued service with Holdings or one of its subsidiaries. The Compensation Committee did not grant any options pursuant to the 2004 Stock Option Plan during fiscal 2007.

Retirement Benefits

We provide retirement benefits to the Named Executive Officers under both qualified and non-qualified defined-benefit and defined-contribution retirement plans. The AMC Defined Benefit Retirement Income Plan and the AMC 401(k) Savings Plan are both tax-qualified retirement plans in which the Named Executive Officers participate on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code on the annual amount of a pension which may be paid under a qualified defined-benefit plan and on the maximum amount that may be contributed to a qualified defined-contribution plan, the benefits that would otherwise be payable to the Named Executive Officers under the Defined Benefit Retirement Income Plan are limited. Because we did not believe that it was appropriate for the Named Executive Officers’ retirement benefits to be reduced because of limits under ERISA and the Internal Revenue Code, we had established non-qualified supplemental defined-benefit plans that permit the Named Executive Officers to receive the same benefit that would be paid under our qualified defined-benefit plan up to the old IRS limit, as indexed, as if the Omnibus Budget Reconciliation Act 1993 had not been in effect. On November 7, 2006, our Board of Directors approved a proposal to freeze the AMC Defined Benefit Retirement Income Plan, and our supplemental defined-benefit plans, the AMC Supplemental Executive Retirement Plan and the AMC Retirement Enhancement Plan, effective as of December 31, 2006. The Compensation Committee determined that these types of plans are not as effective as other elements of compensation in aligning executives’ interests with the interests of shareholders, a particularly important consideration for a public company. As a result, the Compensation Committee determined to freeze these plans. So, for our Named Executive Officers, benefits no longer accrue under the AMC Defined Benefit Retirement Income Plan, the AMC Supplemental Executive Retirement Plan or the AMC Retirement Enhancement Plan.

In connection with the freezing of benefits under our defined-benefit plans, our Board of Directors determined it was important to further encourage participation in our defined contribution plan, so our Board of Directors simultaneously approved a proposal to increase our matching contribution in the 401(k) Savings Plan to 100% of elective contributions up to 5% of employee compensation (previously, the company matched 100% of contributions up to 3% of employee compensation and 50% of contributions between 3% and 5% of employee compensation). The increase in our matching contribution is effective January 1, 2007.

The “Pension Benefits” table and related narrative section “Pension and Other Retirement Plans” below describes our qualified and non-qualified defined-benefit plans in which our Named Executive Officers participate. The “Non-Qualified Deferred Compensation” table and related narrative section “Non-Qualified Deferred Compensation Plans” below describe our non-qualified defined-contribution plan benefits.

Non-Qualified Deferred Compensation Program

Named Executive Officers are permitted to elect to defer base salaries and their annual bonuses under the AMC Non-Qualified Deferred Compensation Plan. We believe that providing the Named

Executive Officers with deferred compensation opportunities is a cost-effective way to permit officers to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though the related deduction for the Companies is also deferred.

The “Non-Qualified Deferred Compensation” table and related narrative section “Non-Qualified Deferred Compensation Plan” below describe the non-qualified deferred compensation plan and the benefits thereunder.

Severance and Other Benefits Upon Termination of Employment

We believe that severance protections, particularly in the context of a change in control transaction, can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide such protections for each of the Named Executive Officers and for other of our senior officers in their respective employment agreements. The Compensation Committee evaluates the level of severance benefits provided to Named Executive Officers on a case-by-case basis. We consider these severance protections consistent with competitive practices.

As described in more detail below under “Potential Payments Upon Termination or Change in Control” pursuant to their employment agreements, each of the Named Executive Officers would be entitled to severance benefits in the event of termination of employment by AMCE without cause or due to death or disability. In the cases of Mr. Brown and Mr. Walsh, resignation for good reason would also entitle the employee to severance benefits. We have determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with AMCE and as part of their overall compensation package.

We believe that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage certain of our executive officers to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we provide the executives with severance benefits if they terminate their employment within 60 days following certain specified changes in their responsibilities following a change in control. No claim for severance due to a change in control has been made by an executive who is a party to an employment agreement providing for such severance benefits since the Marquee Transactions (then a change in control for purposes of the agreements). In the case of Mr. Brown only, he is eligible for severance if he resigns during 60 days following a change in control. The severance benefits for these executives are generally determined as if they continued to remain employed by us for two years following their actual termination date, and in the case of Mr. Brown, for three years following his actual termination date.

Perquisites

We provide the Named Executive Officers with certain perquisites, including automobile related benefits, holiday awards, and, in the case of Mr. Brown, club memberships. Perquisites are benchmarked and reviewed, revised and approved by the Compensation Committee every year.

The perquisites provided to each Named Executive Officer during fiscal 2007 are reported in Column (i) of the “Summary Compensation Table—Fiscal 2007” below, and are further described in footnote (6) to that table.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and the four other most highly compensated executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options and other awards that may be granted to our Named Executive Officers as described above) satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with the goals of AMCE and its stockholder.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during all of fiscal 2007. No member of the Compensation Committee is or has been a former or current executive officer of the company or has had any relationships requiring disclosure by the company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended March 29, 2007.

Summary Compensation Table—Fiscal 2007

The following table presents information regarding compensation of our principal executive officer, our principal financial officer, our three other most highly compensated executive officers for services rendered during fiscal 2007 and for Philip M. Singleton, who, although not serving as an executive officer on the last day of our fiscal year, had served as our Executive Vice President and as the Chief Operating Officer of our subsidiary, American Multi-Cinema, Inc., for most of the fiscal year. These individuals are referred to as “Named Executive Officers.”

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non- Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)(6)	Total ($)
Peter C. Brown	2007	$772,700	$0	$0	$1,884,022	$124,684	$26,094	$29,809	$2,837,309
Chairman of the Board, Chief Executive Officer and President (AMCE and American Multi-Cinema, Inc.)
Craig R. Ramsey	2007	351,700	0	0	471,005	55,510	33,527	27,367	939,109
Executive Vice President and Chief Financial Officer (AMCE and American Multi-Cinema, Inc.)
Richard T. Walsh	2007	358,800	0	0	471,005	55,510	54,013	25,808	965,136
Executive Vice President (AMCE); Chairman (AMC Film Programming, a division of American Multi-Cinema, Inc.)
John D. McDonald	2007	351,700	0	0	235,503	55,510	45,620	22,010	710,343
Executive Vice President North American Operations (American Multi-Cinema, Inc.)
Kevin M. Connor	2007	302,400	0	0	235,503	43,188	13,740	19,753	614,584
Senior Vice President, General Counsel and Secretary (AMCE and American Multi-Cinema, Inc.)
Philip M. Singleton	2007	496,700	0	0	3,050,212	79,300	82,026	7,464,213	11,172,451
Former Executive Vice President (AMCE); Former President and Chief Operating Officer (American Multi-Cinema, Inc.)

(1)                    The principal positions shown are at March 29, 2007. On March 20, 2007, Peter C. Brown was elected President of American Multi-Cinema, Inc. after Philip M. Singleton resigned.

(2)                    The amount reported in this column of the table above reflects the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). No option awards were granted or forfeited with regards to Named Executive Officers during fiscal 2007. No option awards granted to Named Executive Officers were forfeited during 2007. The company has not granted any equity-based awards other than stock options to Named Executive Officers that were outstanding during fiscal 2007. The amounts reflected in this column represent the compensation recognized during fiscal 2007 for options granted on December 23, 2004 which became partially vested during fiscal 2007. For a discussion of the assumptions and methodologies used to value the awards reported in this column, please see the discussion of option awards contained in Note 1 to the company’s consolidated financial statements contained elsewhere in this Form 10-K.

[(3)                  The Compensation Committee has determined the amounts of the annual incentive plan compensation that will be paid to each Named Executive Officer for fiscal 2007. We expect to pay those amounts during the first quarter of fiscal 2008.

(4)                    The amounts also include the aggregate change in actuarial present value of the officer’s accumulated benefit under the AMC Supplemental Executive Retirement Plan in the following amounts: Mr. Brown $6,335, Mr. Ramsey $8,579, Mr. Walsh $11,423, Mr. McDonald $9,651, Mr. Connor $6,076 and Mr. Singleton $17,229 and the aggregate change in actuarial present value of the officer’s accumulated benefit under the Defined

Benefit Retirement Income Plan in the following amounts: Mr. Brown $19,759, Mr. Ramsey $24,948, Mr. Walsh $42,590, Mr. McDonald $35,969, Mr. Connor $7,664 and Mr. Singleton $64,797. Messrs. Brown and Singleton are the only participants in the Retirement Enhancement Plan and the aggregate decreases in actual present value for their accumulated benefits of $235,505 and $529,824, respectively, have been omitted from the table.

(5)                    The amount for Mr. Singleton includes the payment of cash severance of $2,465,139 in a lump sum paid pursuant to his Employment Separation and General Release Agreement and expense under SFAS 123(R) Share Based Payments of $3,938,219 related to accelerated vesting of his options pursuant to the Employment Separation and General Release Agreement. The amount listed for Mr. Singleton also includes “gross-up payments” for his FICA obligations pursuant to the AMC Supplemental Executive Retirement Plan and the AMC Retirement Enhancement Plan of $33,838. The material terms of Mr. Singleton’s separation agreement are described below under “Potential Payments Upon Termination or Change in Control.”

(6)                    All Other Compensation is comprised of company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan, automobile related benefits, life insurance premiums, holiday gift awards and one club membership for Mr. Brown. For Mr. Brown, the company matching contribution for our 401(k) plan was $11,073, the automobile related benefits were $15,600, life insurance premiums were $1,239, holiday gift award was $500 and his club membership dues were $1,397. For Mr. Ramsey, the company matching contribution for our 401(k) plan was $10,382, the automobile related benefits were $13,000, life insurance premiums were $3,485 and the holiday gift award was $500. For Mr. Walsh, the company matching contribution for our 401(k) plan was $10,414, the automobile related benefits were $13,000, life insurance premiums were $1,894 and the holiday gift award was $500. For Mr. McDonald, the company matching contribution for our 401(k) plan was $7,554, the automobile related benefits were $12,650, life insurance premiums were $1,306 and the holiday gift award was $500. For Mr. Connor, the company matching contribution for our 401(k) plan was $6,780, the automobile related benefits were $11,700, life insurance premiums were $773 and the holiday gift award was $500. For Mr. Singleton, the company matching contribution for our 401(k) plan was $11,035, the automobile related benefits were $14,300, life insurance premiums were $5,346 and the holiday gift award was $500.

(7)                    Mr. Phil Singleton resigned from employment on March 20, 2007. The material terms of Mr. Singleton’s separation agreement are described below under “Potential Payments Upon Termination or Change in Control.”

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2007. The primary element of each Named Executive Officer’s total compensation reported in the table is base salary. As noted above, the Compensation Committee has not yet determined the amount of the fiscal 2007 annual incentive that will be paid to each Named Executive Officer. Mr. Singleton also earned a lump sum cash severance payment of $2,465,139 in connection with his separation from the company pursuant to his Employment Separation and General Release Agreement and his outstanding unvested options were accelerated in full.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer’s base salary and annual bonus is provided below.

The “Pension Benefits” table and related description of the material terms of our pension plans describe each Named Executive Officer’s retirement benefits under the Companies’ defined-benefit pension plans to provide context to the amounts listed in the Summary Compensation Table. The discussion in the section “Potential Payments Upon Termination or Change in Control” explains the potential future payments that may become payable to our Named Executive Officers.

Description of Employment Agreements—Salary and Bonus Amounts

We have entered into employment agreements with each of Messrs. Brown, Ramsey, Walsh, McDonald and Connor. Provisions of these agreements relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below.

Peter C. Brown. On December 23, 2004, Holdings and AMCE entered into an employment agreement with Peter C. Brown who has served as the Chairman of the Board, Chief Executive Officer and President of each of Holdings and AMCE since that time. The agreement was amended on January 26, 2006 in connection with the Merger. The term of the agreement is for five years, with automatic one-year extensions each year. The agreement provides that Mr. Brown will receive an initial annualized base salary of $772,654 subject to review by the Compensation Committee. Based on its review, the Compensation Committee has discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Brown based on the applicable incentive compensation program of the company and consistent with the determination of the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the “Current Executive Compensation Program Elements” of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Brown will be eligible for benefits offered by the company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change in control, severance arrangements and restrictive covenants in Mr. Brown’s employment agreement are discussed in detail below in the narrative section “Potential Payments Upon Termination or Change in Control.”

On March 22, 2007, Holdings and AMCE entered into an amended and restated employment agreement with Peter C. Brown, which agreement will only take effect in the event of an initial public offering of Holdings on or before December 31, 2007. The term of the agreement is for three years, with automatic one-year extensions each year. The agreement provides that Mr. Brown will receive an initial annualized base salary of $772,654 subject to review by the Compensation Committee. Based on its review, the Compensation Committee has discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Brown based on the applicable incentive compensation program of the company and consistent with the determination of the Compensation Committee. As an inducement for Mr. Brown to enter into the amended and restated employment agreement, which reduces the term of Mr. Brown’s employment and whereby Mr. Brown agrees to both non-competition and non-solicitation covenants, the agreement also provides that within 15 days after a calendar year 2007 initial public offering of Holdings, Mr. Brown will receive a grant of restricted stock or restricted stock units of Holdings with an aggregate value of $2,567,000 on the date of grant (based on our estimated  initial public offering price). Such grant shall vest in three equal annual installments on the first three anniversaries of the grant date, and is subject to accelerated vesting upon Mr. Brown’s termination for death, disability, by the company without cause, or by Mr. Brown for good reason or following a change in control. Change in control, severance arrangements and restrictive covenants in Mr. Brown’s amended and restated employment agreement are discussed in detail below in the narrative section “Potential Payments Upon Termination or Change in Control.”

Mr. Brown’s employment agreement was amended and restated on June 11, 2007, the date of the holdco merger. The amended and restated employment agreement added Parent as a party to the agreement but otherwise contains substantially identical terms.

Craig R. Ramsey. On July 1, 2001, AMC and AMCE entered into an employment agreement with Craig R. Ramsey who serves as the Executive Vice President and Chief Financial Officer of the company and reports directly to AMCE’s Chairman of the Board, President and Chief Executive Officer. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Ramsey will receive an initial annualized base salary of $275,000 subject to review by the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. Based on their review, the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee have discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Ramsey based on the applicable incentive compensation program of the company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the “Current Executive Compensation Program Elements” of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Ramsey will be eligible for benefits offered by the company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Mr. Ramsey also receives a company owned or leased automobile or equivalent automobile allowance.

Change in control and severance arrangements in Mr. Ramsey’s employment agreement are discussed in detail below in the narrative section “Potential Payments Upon Termination or Change in Control.”

Richard T. Walsh/John D. McDonald. On July 1, 2001, AMC and AMCE entered into employment agreements with Richard T. Walsh, who serves as the Executive Vice President, Chairman AMC Film Programming, and John D. McDonald, who serves as an Executive Vice President, North America Operations. Both report directly to AMC’s President and Chief Operating Officer or such officer’s designee. The term of each agreement is for two years, with automatic one-year extensions each year. The agreements, respectively, provide that Mr. Walsh will receive an initial annualized base salary of $300,000, and Mr. McDonald will receive an initial annualized base salary of $275,000, subject to review by the President and Chief Financial Officer of AMC with the approval of AMCE’s Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee. Based on their review, the President and Chief Financial Officer of AMC with the approval of AMCE’s Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee have discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Walsh and Mr. McDonald based on the applicable incentive compensation program of the company and consistent with the determination of the President and Chief Financial Officer of AMC with the approval of AMCE’s Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the “Current Executive Compensation Program Elements” of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Brown will be eligible for benefits offered by the company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change in control and severance arrangements in Mr. Brown’s employment agreements are discussed in detail below in the narrative section “Potential Payments Upon Termination or Change in Control.”

Kevin M. Connor. On November 6, 2002, AMC and AMCE entered into an employment agreement with Kevin M. Connor who serves as the Senior Vice President, General Counsel and Secretary of the company. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Connor will receive an initial annualized base salary of $225,000 subject to review by the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. Based on their review, the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee have discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Connor based on the applicable incentive compensation program of the company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the “Current Executive Compensation Program Elements” of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Connor will be eligible for benefits offered by the company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Mr. Connor also receives a company owned or leased automobile or equivalent automobile allowance. Change in control and severance arrangements in Mr. Connor’s employment agreement are discussed in detail below in the narrative section “Potential Payments Upon Termination or Change in Control.”

Grants of Plan-based Awards—Fiscal 2007

The following table presents information regarding the equity incentive plan awards granted to Philip M. Singleton during fiscal 2007. There were no grants of plan-based awards to other Named Executive Officers in fiscal 2007.

					All Other	All Other		Grant
					Stock	Option		Date
					Awards:	Awards:	Exercise	Fair
		Estimated Future			Number of	Number of	or Base	Value of
		Payouts Under Non-Equity			Shares of	Securities	Price of	Stock and
		Incentive Plan Awards			Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	($/Sh)	($)
Philip M. Singleton(1)	12/23/04							$3,938,219

(1)          Represents the expense under SFAS 123(R) Share Based Payments of $4,934,055 related to accelerated vesting of Mr. Singleton’s options pursuant to his Employment Separation and General Release Agreement.

Outstanding Equity Awards at end of Fiscal 2007

The following table presents information regarding the outstanding equity awards held by each of our Named Executive Officers as of March 29, 2007 and after giving effect to the Reclassification, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter C. Brown	6,547.65958	9,821.48936		$1,000	12/23/2014
Craig R. Ramsey	1,636.91489	2,455.37234		1,000	12/23/2014
Richard T. Walsh	1,636.91489	2,455.37234		1,000	12/23/2014
John D. McDonald	818.457458	1,227.68617		1,000	12/23/2014
Kevin M. Connor	818.457458	1,227.68617		1,000	12/23/2014
Philip M. Singleton(2)	8,184.57447			1,000	12/31/2007

(1)                The options vest for each Named Executive Officer, 20% per year commencing on December 23, 2005.

(2)                Mr. Singleton’s options vested 100% upon entry into his Employment Separation and General Release Agreement.

Option Exercises and Stock Vested—Fiscal 2007

None of our Named Executive Officers exercised options or held any outstanding stock awards during fiscal 2007.

Pension Benefits

The following table presents information regarding the present value of accumulated benefits that may become payable to the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Peter C. Brown	Defined Benefit Retirement Income Plan	15.60	$125,361	$–
	Supplemental Executive Retirement Plan	15.60	64,998	–
	Retirement Enhancement Plan	15.60	1,064,868	–
Craig R. Ramsey	Defined Benefit Retirement Income Plan	12.00	142,620	–
	Supplemental Executive Retirement Plan	12.00	73,947	–
Richard T. Walsh	Defined Benefit Retirement Income Plan	31.10	330,520	–
	Supplemental Executive Retirement Plan	31.10	171,372	–
John D. McDonald	Defined Benefit Retirement Income Plan	31.05	279,035	–
	Supplemental Executive Retirement Plan	31.05	144,677	–
Kevin M. Connor	Defined Benefit Retirement Income Plan	4.00	25,204	–
	Supplemental Executive Retirement Plan	4.00	13,211	–
Philip M. Singleton(2)	Defined Benefit Retirement Income Plan	32.25	506,909	–
	Supplemental Executive Retirement Plan	32.25	262,828	–
	Retirement Enhancement Plan	32.25	1,975,348	–

(1)           The accumulated benefit is based on service and earnings considered by the plans for the period through March 29, 2007. It includes the value of contributions made by the Named Executive Officers throughout their careers. The present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the plans. The interest assumption is 5.75%. The post-retirement mortality assumption is based on the RP-2000 Combined Mortality Table, male and female, projected to 2005 with scale AA.

(2)           Mr. Singleton retired on March 20, 2007.

Pension and Other Retirement Plans

We provide retirement benefits to the Named Executive Officers under the terms of qualified and non-qualified defined-benefit plans. The AMC Defined Benefit Retirement Income Plan is a tax-qualified retirement plan in which the Named Executive Officers participate on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by ERISA and the Internal Revenue Code on the annual amount of a pension which may be paid under a qualified defined-benefit plan, the benefits that would otherwise be payable to the Named Executive Officers under the Defined Benefit Retirement Income Plan are limited. Because we did not believe that it was appropriate for the Named Executive Officers’ retirement benefits to be reduced because of limits under ERISA and the Internal Revenue Code, we have non-qualified supplemental defined-benefit plans that permit the Named Executive Officers to receive the same benefit that would be paid under our qualified defined-benefit plan up to the old IRS limit, as indexed, as if the Omnibus Budget Reconciliation Act 1993 had not been in effect. On November 7, 2006, our Board of Directors approved a proposal to freeze the AMC Defined Benefit Retirement Income Plan, and our supplemental plans, the AMC Supplemental Executive Retirement Plan and the AMC Retirement Enhancement Plan, effective as of December 31, 2006. As amended, benefits do not accrue after December 31, 2006, but vesting continues for associates with less than five years of vesting service. The material terms of the AMC Defined Benefit Retirement Income Plan, the AMC Supplemental Executive Retirement Plan and the AMC Retirement Enhancement Plan are described below.

AMC Defined Benefit Retirement Income Plan.   The AMC Defined Benefit Retirement Income Plan is a non-contributory defined-benefit pension plan subject to the provisions of ERISA. As mentioned above, the plan was frozen effective December 31, 2006.

The plan provides benefits to certain of its employees based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. Under the defined benefit plan, a participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

Pursuant to the terms of the plan, Mr. Singleton has retired and is now eligible to receive a lump sum payment of approximately $507,000 and monthly payments for the life Mr. Singleton and/or Mr. Singleton’s spouse of approximately $465.

AMC Supplemental Executive Retirement Plan.   AMC also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the retirement plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993 to reduce the amount of compensation which can be taken into account in a qualified retirement plan. As mentioned above, the plan was frozen effective December 31, 2006.

Any individual who is eligible to receive a benefit from the AMC Defined Benefit Retirement Income Plan after qualifying for early, normal or late retirement benefits thereunder, the amount of which is reduced by application of the maximum limitations imposed by the Internal Revenue Code, is eligible to participate in the Supplemental Executive Retirement Plan. Pursuant to the terms of the plan, Mr. Singleton has retired and is now eligible to receive a lump sum payment of approximately $329,000 and may receive such lump sum payment upon his irrevocable election for a lump sum distribution in January of 2008.

The benefit payable to a participant equals the monthly amount the participant would receive under the AMC Defined Benefit Retirement Income Plan without giving effect to the maximum recognizable compensation for qualified retirement plan purposes imposed by the Internal Revenue Code, as amended by Omnibus Budget Reconciliation Act of 1993, less the monthly amount of the retirement benefit actually payable to the participant under the AMC Defined Benefit Retirement Income Plan. The benefit is an amount equal to the actuarial equivalent of his/her benefit, computed by the formula above, payable in either a lump sum or equal semi-annual installments, over a period of 2 to 10 years, such form, and, if applicable, period, to be irrevocably elected by the participant. Under certain conditions, in-service withdrawals may also be available under the plan.

If a participant’s employment with AMC terminates for any reason (or no reason) before the earliest date he/she qualifies for early, normal or late retirement benefits under the AMC Defined Benefit Retirement Income Plan, no benefit is payable under the Supplemental Executive Retirement Plan.

AMC Retirement Enhancement Plan.   AMC has established a Retirement Enhancement Plan for the benefit of officers who from time to time may be designated as eligible participants therein by the Board of Directors. As mentioned above, the plan was frozen effective December 31, 2006. The only participants in the plan are Peter C. Brown and Philip M. Singleton. Pursuant to the terms of the plan, Mr. Singleton has retired and is now eligible to receive a monthly benefit of $12,720.69 for life.

The Retirement Enhancement Plan is a non-qualified defined benefit plan designed to provide an unfunded retirement benefit to an eligible participant in an amount equal to (i) sixty percent (60%) of his or her average compensation (including paid and deferred incentive compensation but excluding certain special compensation) during the last three full years of employment, less (ii) the sum of (A) such participant’s benefits under the retirement plan and the participant’s primary social security benefit at age 65, or if later, at the date of normal retirement, and (B) the amount of a straight life annuity commencing at the participant’s normal retirement date attributable to AMC’s contributions under the supplemental executive retirement plan, the 401(k) savings plan and the non-qualified deferred compensation plan. The base amount in clause (i) will be reduced on a pro rata basis if the participant completes fewer than 25 years of service. The Retirement Enhancement Plan benefit may commence for a participant who has attained the later of age 55 or completion of 15 years of service and has participated in the plan for at least five years and who retires on or after age 55. For participants retiring before age 65 the benefit is reduced actuarially, namely 6 2/3% for each of the first five years by which commencement precedes age 65 and an additional 3 1/3% for each year by which commencement precedes age 60. Benefits commence at a participant’s normal retirement date (i.e., the later of age 65 or the participant’s completion of five years of service) whether or not the participant continues to be employed by AMC. The accrued benefit payable upon total and permanent disability is not reduced by reason of early commencement. A participant will be entitled to receive a benefit under the Retirement Enhancement Plan if such a participant’s employment is terminated at AMC’s request (other than for cause) or as a result of a change of control (as defined in the Retirement Enhancement Plan).

Nonqualified Deferred Compensation

The following table presents information regarding the contributions to and earnings on the Named Executive Officers’ deferred compensation balances during fiscal 2007, and also shows the total deferred amounts for the Named Executive Officers at the end of fiscal 2007.

Name	Executive Contributions in Last FY $	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Peter C. Brown	$17,830	$–	$11,233	$–	$113,968
Craig R. Ramsey	2,777	–	15,775	–	138,378
Richard T. Walsh	–	–	12,094	–	82,918
John D. McDonald	22,473	–	55,504	–	523,189
Kevin M. Connor	–	–	–	–	–
Philip M. Singleton	27,278	–	20,308	–	235,964

Non-Qualified Deferred Compensation Plan

AMC permits the Named Executive Officers and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis. Deferrals of compensation during fiscal 2007 and in recent years have been made under the AMC Non-Qualified Deferred Compensation Plan. Participants of the plan are able to defer annual salary and bonus (excluding commissions, expense reimbursement or allowances, cash and non-cash fringe benefits and any stock-based incentive compensation). Amounts deferred under the plans are credited with an investment return determined as if the participant’s account were invested in one or more investment funds made available by the Committee and selected by the participant. AMC may, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by AMC. The deferred compensation account will be distributed either in a lump sum payment or in equal annual installments over a term not to exceed 10 years as elected by the participant and may be distributed pursuant to in-service withdrawals pursuant to certain circumstances. Any such payment shall commence upon the date of a “Qualifying Distribution Event” (as such term is defined in the Non-Qualified Deferred Compensation Plan). The Qualifying Distribution Events are designed to be compliant with Section 409A of the Internal Revenue Code.

Potential Payments Upon Termination or Change in Control

The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment with us and/or a change in control of Holdings, changes in responsibilities, salary or benefits . In addition to the benefits described below, outstanding equity-based awards held by our Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of Holdings under the terms of our 2004 Stock Option Plan. Furthermore, upon a termination following a “Change of Control” (as such term is defined in the AMC Retirement Enhancement Plan), the Named Executive Officer is entitled to his accrued benefits payable thereunder in a form of payment that he has previously chosen. The Retirement Enhancement Plan and the present value of benefits accumulated under the plan are described above in the table “Pension Benefits” and the accompanying narrative “Pension and Other Retirement Plans.”

Assumptions.   As prescribed by the SEC’s disclosure rules, in calculating the amount of any potential payments to the Named Executive Officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control of Holdings) occurred on the last business day of fiscal 2007 and that the price per share of our common stock is equal to the fair market value of a share of our common stock as of that date.

Peter C. Brown

Mr. Brown’s currently operative amended and restated employment agreement, described above under “Employment Agreements—Salary and Bonus Payments,” provides for certain benefits to be paid to Mr. Brown in connection with a termination of his employment with AMCE under the circumstances described below.

Severance Benefits.   In the event Mr. Brown’s employment is terminated during the employment term either by Holdings or AMCE pursuant to a termination for death, “Disability”, “Without Cause” (each as defined in the employment agreement) or by Mr. Brown pursuant to a termination for “Good Reason” or within sixty days after a “Change of Control” (as those terms are defined in the employment agreement), Mr. Brown will be entitled to severance pay in a lump sum cash payment equal to the product of (x) the sum of his base salary as then in effect plus his target bonus times five. In addition, upon such a qualifying termination, the restricted stock or restricted stock units granted pursuant to the employment agreement and all of Mr. Brown’s stock options shall vest in full.

If Mr. Brown had terminated employment with us on March 29, 2007 pursuant to his amended and restated employment agreement under the circumstances described in the preceding paragraph, we estimate that he would have been entitled to a lump sum cash payment equal to $6,418,270. This amount is derived by multiplying five by the sum of $772,654, which represents Mr. Brown’s annualized base salary rate in effect on March 29, 2007, plus $511,000, which represents his target bonus. Finally, Mr. Brown would have been entitled to accelerated vesting of unvested stock options with an aggregate value of $8,092,907 (based on the spread between the exercise price of the options and the estimated fair market value of our common stock as of March 29, 2007).

Other Named Executive Officers

The employment agreements for each of the other Named Executive Officers, described above under “Employment Agreements—Salary and Bonus Payments,” provide for certain benefits to be paid to the executive in connection with a termination of his employment with AMC or AMCE under the circumstances described below and/or a change in control of AMC or AMCE.

Severance Benefits.   In the event the executive’s employment is terminated during the employment term as a result of the executive’s death or “Disability” or by AMC or AMCE pursuant to a “Termination Without Cause” or by the executive during 60 days following certain changes in his responsibilities, annual base salary or benefits, the executive (or his personal representative) will be entitled to a lump severance cash payment equal to two years of his base salary then in effect. In the case of Mr. Walsh only, he would also be entitled to this severance payment if he terminated his employment for “Good Reason” (as defined in his employment agreement) during the employment term.

Upon a termination of employment with us on March 29, 2007 under the circumstances described in the preceding paragraph, we estimate that each Named Executive Officer (other than Mr. Brown) would have been entitled to a lump sum cash payment as follows: Mr. Ramsey—$703,400; Mr. Walsh—$717,600; Mr. McDonald—$703,400; and Mr. Connor—$604,800. These amounts are derived by multiplying two by the respective executive’s annualized base salary rate in effect on March 29, 2007.

Restrictive Covenants.   Pursuant to each Named Executive Officer’s employment agreement, the executive has agreed not to disclose any confidential information of AMC or AMCE at any time during or after his employment with AMC/AMCE.

Philip M. Singleton Retirement

On March 20, 2007, Mr. Singleton and Holdings, AMCE and AMC entered into an Employment Separation and General Release Agreement, which was amended on April 4, 2007 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Singleton resigned from his positions with Holdings and its affiliates effective March 20, 2007 (the “Separation Date”). Ten days after the Separation Date, Mr. Singleton received a cash severance payment of $2,465,139 in a lump sum, less applicable withholdings. Under the Separation Agreement, Mr. Singleton remains eligible for benefits under the AMC Supplemental Executive Retirement Plan, the Defined Benefit Retirement Income Plan, the AMC Nonqualified Deferred Compensation Plan, the AMCE Savings Plan, the AMCE Retirement Enhancement Plan and for retiree health coverage under the AMCE Health Insurance Plan, in each case to the extent set forth in such plans. Under the Separation Agreement, Mr. Singleton’s nonqualified options to purchase shares of Holdings that he received on December 23, 2004 pursuant to Holdings’ 2004 Stock Option Plan vested in full and became immediately exercisable on the Separation Date and, with respect only to the nonqualified stock options, shall remain exercisable until the earlier to occur of (i) December 31, 2007 or such later date that is permissible without the imposition of excise taxes under Section 409A of the Internal Revenue Code and (ii) the date on which the non-qualified option is exercised.

The “put right” that allowed him to require Holdings to repurchase any or all stock and vested stock options then held will be available to him if an initial public offering does not occur prior to
December 16, 2007.

Restrictive Covenants.   Mr. Singleton may not disclose confidential information of Holdings and its affiliates, and, for a period of 24 months following the Separation Date, Mr. Singleton may not compete with Holdings and its affiliates or solicit employees or customers of Holdings and its affiliates. In addition, Mr. Singleton and Holdings are subject to a mutual nondisparagement covenant.

Director Compensation—Fiscal 2007

The following section presents information regarding the compensation paid during fiscal 2007 to members of our Board of Directors who are not also our employees (referred to herein as “Non-Employee Directors”). The compensation paid to Mr. Peter C. Brown, who is also one of our employees, is presented above in the Summary Compensation Table and the related explanatory tables. Mr. Brown did not receive additional compensation for his service as a director.

Non-Employee Directors

We paid our directors an annual cash retainer of $50,000, plus $1,500 for each meeting of the board of directors they attended in person or by phone, plus $1,000 for each committee meeting they attended. We also reimbursed all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

The following table presents information regarding the compensation of our non-employee Directors in fiscal 2007:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation ($)	All other Compensation ($)	Total ($)
Michael R. Hannon	$62,000	$–	$–	$–	$–	–	$62,000
Stephen P. Murray	54,000	–	–	–	–	–	54,000
Stan Parker	58,000	–	–	–	–	–	58,000
Aaron J. Stone	60,000	–	–	–	–	–	60,000
John Connaughton	57,500	–	–	–	–	–	57,500
Michael Connelly	60,000	–	–	–	–	–	60,000
Benjamin Coughlin	61,000	–	–	–	–	–	61,000
Travis Reid	61,000	–	–	–	–	–	61,000

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of the issued and outstanding capital stock of AMCE is owned by Holdings, and all of the issued and outstanding capital stock of Holdings is owned by Parent. Parent has common stock issued and outstanding. The table below sets forth certain information regarding beneficial ownership of the common stock of Parent held by (i) each of its directors and executive officers who own shares of common stock of Parent, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of Parent common stock. Parent believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent as beneficially owned by them, except as otherwise noted.

Security Ownership of Beneficial Owners, Directors and Officers.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding beneficial ownership of Parent capital stock as of June 14, 2007, with respect to:

•       each person or group of affiliated persons known by Parent to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

•       each of Parent’s directors;

•       each of our Named Executive Officers; and

•       all directors and nominees and executive officers as a group.

Name and Address	Shares of Class A-1 Common Stock		Shares of Class A-2 Common Stock		Shares of Class N Common Stock	Shares of Class L-1 Common Stock	Shares of Class L-1 Common Stock	Percentage of Ownership
J.P. Morgan Partners (BHCA), L.P. and Related Funds(1)(2)	249,225.00	(2)	249,255.00	(2)	—	—	—	38.86%
Apollo Investment Fund V, L.P. and Related Funds(3)(4)	249,225.00	(4)	249,225.00	(4)	—	—	—	38.86%
Bain Capital Investors, LLC and Related Funds(5)(6)	—		—		—	96,743.45	96,743.45	15.08%
The Carlyle Group Partners III Loews, L.P. and Related Funds(7)(8)	—		—		—	96,743.45	96,743.45	15.08%
Spectrum Equity Investors IV. L.P. and Related Funds(9)(10)	—		—		—	62,598.71	62,598.71	9.76%
Peter C. Brown(11)(12)	—		—		2,542.00	—	—		*
Craig R. Ramsey(11)(13)	—		—		153.00	—	—		*
Richard T. Walsh(11)(14)	—		—		153.00	—	—		*
John D. McDonald(11)!15)	—		—		127.00	—	—		*
Kevin M. Connor(11)(16)	—		—		51.00	—	—		*
Mark A. McDonald(11)(17)	—		—		102.00	—	—		*
Phillip M. Singleton(11)(17)	—		—		1,772	—	—		*
Michael R. Hannon(1)	—		—		—	—	—	*
Stephen P. Murray(1)	—		—		—	—	—	*
Stan Parket(19)	—		—		—	—	—	*
Aaron J. Stone(19)	—		—		—	—	—	*
John Connaughton(5)(6)	—		—		—	—	—	*
Michael Connelly(7)	—		—		—	—	—	*
Benjamin Coughlin(9)(10)	—		—		—	—	—	*
Travis Reid(11)(12)	—		—		728.77	—	—	*	*
All directors and officers as a group (16 persons)	—		—		26,290.21	—	—	2.02%

                 * less than 1%

       (1) Represents 18,012.61 shares of Class A-1 common stock and 18,012.61 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors, L.P., 7,712.95 shares of Class A-1 common stock and 7,712.95 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman, L.P., 1,011.31 shares of Class A-1 common stock and 1,011.31 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman II, L.P., 2,767.70 shares of Class A-1 common stock and 2,760.7 shares of Class A-2 common stock owned by AMCE (Ginger), L.P., 1,330.19 shares of Class A-1 common stock and 1,330.19 shares of Class A-2 common stock owned by AMCE (Luke), L.P., 2,881.66 shares of Class A-1 common stock and 2,881.66 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown), L.P., 3,217.09 shares of Class A-1 common stock and 3,217.09 shares of Class A-2 common stock owned by AMCE (Scarlett),

L.P., 12,661.15 shares of Class A-1 common stock and 12,661.15 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II, L.P., 1,253.55 shares of Class A-1 common stock and 1,253.55 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Fund/AMC /Selldown II, L.P., 7,260.06 shares of Class A-1 common stock and 7,260.06 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II-C, L.P., (collectively, the “Global Investor Funds”) and 75,141.71 shares of Class A-1 common stock and 75,141.71 shares of Class A-2 common stock owned by J.P. Morgan Partners (BHCA), L.P. (“JPMP BHCA”). The general partner of the Global Investor Funds is JPMP Global Investors, L.P. (“JPMP Global”). The general partner of JPMP BHCA is JPMP Master Fund Manager, L.P. (“JPMP MFM”). The general partner of JPMP Global and JPMP MFM is JPMP Capital Corp. (“JPMP Capital”), a wholly owned subsidiary of JPMorgan Chase & Co., a publicly traded company (“JPM Chase”). Each of JPMP Global, JPMP MFM and JPMP Capital may be deemed, pursuant to Rule 13d-3 under the Exchange Act, to beneficially own the shares held by the Global Investor Funds and JPMP BHCA.

Each of Michael R. Hannon and Stephen P. Murray is a Managing Director and Managing Director, President and Chief Executive Officer, respectively, of CCMP Capital Advisors, LLC a private equity firm comprised of the former buyout/growth equity professionals of J.P. Morgan Partners who separated from JPM Chase to form an independent private equity platform. Each of Messrs. Hannon and Murray disclaims any beneficial ownership of any shares beneficially owned by the J.P. Morgan Partners entities, except to the extent of his pecuniary interest therein. JPMP Capital exercises voting and dispositive power over the securities held by the Global Investor Funds and JPMP BHCA. Voting and disposition decisions at JPMP Capital are made by three or more of its officers, and therefore no individual officer of JPMP Capital is the beneficial owner of the securities. The address of Messrs. Hannon and Murray is c/o CCMP Capital Advisors, LLC, 245 Park Avenue, New York, New York 10167, and the address of each of the JPMorgan Partners entities is c/o J.P. Morgan Partners, LLC, 270 Park Avenue, New York, New York 10017, except that the address of each Cayman entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands. Each of the Global Investor Funds, JPMP BHCA, JPMP Global, JPMP MFM and JPMP Capital are part of the J.P. Morgan Partners private equity business unit of JPM Chase. J.P. Morgan Partners is one of our Sponsors.

       (2) Includes 115,975 shares of Class A-1 common stock and 115,975 shares of Class A-2 common stock of certain co-investors, which, pursuant to a voting agreement, must be voted by such co-investors to elect JPMP designees for Parent’s’ board of directors.

       (3) Represents shares owned by the following group of investment funds: (i) 114,328.50 shares of Class A-1 common stock and 114,328.50 shares of Class A-2 common stock owned by Apollo Investment Fund V, L.P.; (ii) 14,997.29 shares of Class A-1 common stock and 14,997.29 shares of Class A-2 common stock owned by Apollo Overseas Partners V, L.P.; (iii) 1,572.35 shares of Class A-1 common stock and 1,572.35 shares of Class A-2 common stock owned by Apollo Netherlands Partners V(A), L.P.; (iv) 1,108.64 shares of Class A-1 common stock and 1,108.64 shares of Class A-2 common stock owned by Apollo Netherlands Partners V(B), L.P.; and (v) 1,243.22 shares of Class A-1 common stock and 1,243.22 shares of Class A-2 common stock owned by Apollo German Partners V GmbH & Co. KG (collectively, the “Apollo Funds”). Apollo Advisors V, L.P. (“Advisors V”) is the general partner or the managing general partner of each of the Apollo Funds. Apollo Capital Management V, Inc. (“ACM V”) is the general partner of Advisors V. Apollo Management V, L.P. (“Management V”) serves as the day-to-day manager of each of the Apollo Funds. AIF V Management, LLC (“AIF V LLC”) is the general partner of Management V and Apollo Management, L.P. (“Apollo Management”) is the sole member and manager of AIF V LLC. Each of Advisors V, ACM V, Management V, AIF V LLC and Apollo Management disclaim beneficial ownership of all shares of common stock owned by the Apollo Funds. The address of the Apollo Funds, Advisors V, Management V, AIF

V LLC and Apollo Management is c/o Apollo Management, L.P., Two Manhattanville Road, Suite 203, Purchase, New York 10017.

Leon Black, Joshua Harris and Marc Rowan effectively have the power to exercise voting and investment control over ACM V, with respect to the shares held by the Apollo Funds. Each of Messrs. Black, Harris and Rowan disclaim beneficial ownership of such shares.

       (4) Includes 115,975 shares of Class A-1 common stock and 115,975 shares of Class A-2 common stock of certain co-investors, which, pursuant to a voting agreement, must be voted by such co-investors to elect Apollo designees to Parent’s’ board of directors.

       (5) Represents shares owned by the following group of investment funds associated with Bain: (i) 64,255.29 shares of Class L-1 common stock and 64,255.29 shares of Class L-2 common stock owned by Bain Capital (Loews) I, L.L.C., whose administrative member is Bain Capital (Loews) L, L.L.C., whose administrative member is Bain Capital Holdings (Loews) I, L.P., whose general partner is Bain Capital Partners VII, L.P., whose general partner is Bain Capital Investors, LLC (“BCI”) and (ii) 32,488.16 shares of Class L-1 common stock and 32,488.16 shares of Class L-2 common stock owned by Bain Capital AIV (Loews) II, L.P., whose general partner is Bain Capital Partners VIII, L.P., whose general partner is BCI. The address of Mr. Connaughton and each of the Bain entities is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

BCI, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by each of the Bain entities. BCI disclaims beneficial ownership of such shares.

       (6) Voting and investment control over the shares held by Bain Capital (Loews) I, L.L.C. and Bain Capital AIV (Loews) II, L.P. is exercised by the investment committee of BCI. Members of the investment committee are Andrew B. Balson, Steven W. Barnes, Joshua Bekenstein, Edward W. Conard, John P. Connaughton, Paul B. Edgerley, Jordan Hitch, Matthew S. Levin, Ian K. Loring, Philip Loughlin, Mark E. Nunnelly, Stephen G. Pagliuca, Michael Ward and Stephen M. Zide, each of whom disclaims beneficial ownership of the shares.

       (7) Represents shares owned by the following group of investment funds affiliated with Carlyle: (i) 91,610.60 shares of Class L-1 common stock and 91,610.60 shares of Class L-2 common stock owned by Carlyle Partners III Loews, L.P., whose general partner is TC Group III, L.P., whose general partners is TC Group III, L.L.C., whose sole managing member is TC Group, L.L.C., whose sole managing member is TCG Holdings, L.L.C. and (ii) 5,132.86 shares of Class L-1 common stock and 5,132.86 shares of Class L-2 common stock owned by CP III Coinvestment, L.P., whose general partner is TC Group III, L.P., whose general partner is TC Group III, L.L.C., whose sole managing member is TC Group, L.L.C., whose sole managing member is TCG Holdings, L.L.C. Mr. Connelly is a Managing Director of the Carlyle Group, and in such capacity, may be deemed to share beneficial ownership of the shares of common stock held by investment funds associated with or designated by the Carlyle Group. Mr. Connelly expressly disclaims beneficial ownership of the shares held by the investment funds associated with or designated by the Carlyle Group. The address of Mr. Connelly and the Carlyle Group is c/o The Carlyle Group, 520 Madison Avenue, 42nd floor, New York, New York 10022.

       (8) Voting and investment control over the shares held by Carlyle Partners III Loews, L.P. and CP III Coinvestment, L.P. is exercised by the three-person managing board of TCG Holdings, L.L.C. Members of this managing board are William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein, each of whom disclaims beneficial ownership of the shares.

       (9) Represents shares owned by the following group of investment funds affiliated with Spectrum: (i) 61,503.23 shares of Class L-1 common stock and 61,503.23 shares of Class L-2 common stock owned by Spectrum Equity Investors IV, L.P., whose general partner is Spectrum Equity Associates IV, L.P., (ii) 363.07 shares of Class L-1 common stock and 363.07 shares of Class L-2 common stock owned by Spectrum Equity Investors Parallel IV, L.P. whose general partner is Spectrum Equity Associates IV, L.P., and (iii) 732.40 shares of Class L-1 common stock and 732.40 shares of Class L-2 common stock owned by Spectrum IV Investment Managers’ Fund, L.P. The address of Mr. Coughlin and Spectrum Equity Investors is c/o Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, California 94025.

SpectrumEquity Associates IV, L.P., by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by Spectrum Equity Investors IV, L.P. and Spectrum Equity Investors Parallel IV, L.P. Spectrum Equity Associates IV, L.P. disclaims beneficial ownership of such shares.

        (10) Voting and investment control over the shares held by the Spectrum entities is exercised by the investment committees of Spectrum Equity Associates IV, L.P. and Spectrum IV Investment Managers’ Fund, L.P. Members of each of these investment committees are Brion B. Applegate, William P. Collatos, Benjamin M. Coughlin, Randy J. Henderson, Michael J. Kennealy, Kevin J. Maroni, Christopher T. Mitchell and Victor E. Parker, each of whom disclaims beneficial ownership of the shares.

        (11) The address of such person is c/o AMC Entertainment Holdings, Inc., 920 Main Street, Kansas City, Missouri 64105.

        (12) Includes 6,547.65958 shares underlying options that will vest within 60 days of the date of this table.

        (13) Includes 1,636.91489 shares underlying options that will vest within 60 days of the date this table.

        (14) Includes 1,636.91489 shares underlying options that will vest within 60 days of the date of this table.

        (15) Includes 818.457458 shares underlying options that will vest within 60 days of the data of this table.

        (16) Includes 818.457458 shares underlying options that will vest within 60 days of the date of this table.

        (17) Includes 818.457458 shares underlying options that will vest within 60 days of the date of this table.

        (18) Includes 8,184.57447 shares underlying options that will vest within 60 days of the date of this table.

        (19) Although each of Messrs Parket and Stone may be deemed a beneficial owner of shares of Holdings beneficially owned by Apollo due to his affiliation with Apollo and its related investment managers and advisors, each such person disclaims beneficial ownership of any such shares. The address of Messer. Parker and Stone is c/o Apollo Management, L;P., 9 West 57th Street, New York, New York 10019.

        (20) Includes 200 shares underlying options that will vest within 60 days of the date of this offering.

Equity Compensation Plan Information

The following is a summary of securities authorized for issuance under Holdings’ equity compensation plans as of March 29, 2007.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	39,476.72872	$1,000	9,630.7181
Equity compensation plans not approved by security holders	–	–	–
Total	39,476.72872	$1,000	9,630.7181

(1)                These shares are available under the 2004 Stock Option Plan of Holdings. The number of shares shown is as of March 29, 2007.

Item 13.                 Certain Relationships and Related Transactions.

The Company seeks to ensure that all transactions with related parties are fair, reasonable and in their best interest. In this regard, generally the board of directors or one of the committees reviews material transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to it as could have been obtained from an unaffiliated third party. Set forth below is a description of certain transactions which have occurred since March 31, 2006 or which involve obligations that remain outstanding as of March 29, 2007.

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

For a description of certain employment agreements between us and Messrs. Peter C. Brown, Philip M. Singleton, John D. McDonald, Richard T. Walsh and Craig R. Ramsey, see Item 11. Executive Compensation.

Governance Agreements

In connection with the holdco merger, Parent, Holdings, the Sponsors and the other former continuing stockholders of Holdings, as applicable, entered into various agreements defining the rights of Parent’s stockholders with respect to voting, governance and ownership and transfer of the stock of Parent, including an Amended and Restated Certificate of Incorporation of Parent, a Stockholders Agreement, a Voting

(1)   All percentage ownerships are approximate.

Agreement among Parent and the former continuing stockholders of Holdings, a Voting Agreement among Parent and the BCS Investors and Management Stockholders Agreement among Parent and certain members of management of Parent who are stockholders of Parent (collectively, the “Governance Agreements”).

The Governance Agreements provide that the Board of Directors for Parent, Holdings and our company will consist of up to nine directors, two of whom shall be designated by JPMP, two of whom shall be designated by Apollo, one of whom shall be the Chief Executive Officer of Holdings, one of whom shall be designated by The Carlyle Group, one of whom shall be designated by Bain Capital Partners, one of whom shall be designated by Spectrum Equity Investors and one of whom shall be designated by Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors, voting together, so long as such designee is consented to by each of Bain Capital Partners and The Carlyle Group. Each of the directors respectively designated by JPMP, Apollo, The Carlyle Group, Bain Capital Partners and Spectrum Equity Investors shall have three votes on all matters placed before the Board of Directors of Parent, Holdings and AMCE and each other director will have one vote each. The number of directors respectively designated by the Sponsors will be reduced upon transfers by such Sponsors of ownership in Holdings below certain thresholds.

The Voting Agreement among Parent, and the former continuing stockholders of Holdings provides that, until the fifth anniversary of the holdco merger (“Blockout Period”), the former continuing stockholders of Holdings (other than Apollo and JPMP) will generally vote their voting shares of capital stock of Parent in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among Parent and the BCS Investors further provide that during the Blockout Period, the BCS Investors will generally vote their voting shares of capital stocks of Parent on any matter as directed by any two of The Carlyle Group, Bain Capital Partners and Spectrum Equity Investors, except in certain specified instances. In addition, certain actions of Parent, Holdings and/or actions of ours, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10.0 million, the settlement of claims or litigation in excess of $2.5 million, an initial public offering of Parent, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5.0 million or engaging in new lines of business, require the approval of either (i) any three of JPMP, Apollo, The Carlyle Group or Bain Capital Partners or (ii) Spectrum Equity Investors and (a) either JPMP or Apollo and (b) either The Carlyle Group or Bain Capital Partners (the “Requisite Stockholder Majority”) if at such time they hold at least a majority of Parent’s voting shares.

Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of Parent, Holdings or AMCE (an “IPO”), the Governance Agreements prohibit the Sponsors and the other former stockholders of Parent from transferring any of their interests in Parent, other than certain permitted transfers to affiliates or to persons approved of by the Sponsors. Following the end of the Blockout Period, the Sponsors may transfer their shares subject to the rights described below.

The Governance Agreements set forth additional transfer provisions for the Sponsors and the other former stockholders of Parent with respect to the interests in Holdings, including the following:

Right of first offer.   After the Blockout Date and prior to an IPO, Parent and, in the event Parent does not exercise its right of first offer, each of its stockholders, has a right of first offer to purchase (on a pro rata basis in the case of the stockholders) all or any portion of the shares of Parent that a stockholder is proposing to sell to a third party at the price and on the terms and conditions offered by such third party.

Drag-along rights.   If, prior to an IPO, Sponsors constituting a Requisite Stockholder Majority propose to transfer shares of Parent to an independent third party in a bona fide arm’s-length transaction or series of transactions that results in a sale of all or substantially all of Parent or us, such Sponsors may elect to require each of the other stockholders of Parent to transfer to such third party all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

Tag-along rights.   Subject to the right of first offer described above, if any stockholder proposes to transfer shares of Parent held by it, then such stockholder shall give notice to each other stockholder, who shall each have the right to participate on a pro rata basis in the proposed transfer on the terms and conditions offered by the proposed purchaser.

Participant rights.   On or prior to an IPO, the Sponsors have the pro rata right to subscribe to any issuance by Parent or any subsidiary of shares of its capital stock or any securities exercisable, convertible or exchangeable for shares of its capital stock, subject to certain exceptions.

The Governance Agreements also provide for certain registration rights in the event of an initial public offering of Parent, including the following:

Demand rights.   Subject to the consent of at least two of any of JPMP, Apollo, The Carlyle Group and Bain Capital Partners during the first two years following an IPO, each Sponsor has the right at any time following an IPO to make a written request to Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders at Parent’s expense, subject to certain limitations. Subject to the same consent requirement, the non-Sponsor stockholders of Parent as a group shall have the right at any time following an IPO to make one written request to Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders with an aggregate offering price to the public of at least $200 million.

Piggyback rights.   If Parent at any time proposes to register under the Securities Act any equity interests on a form and in a manner which would permit registration of the registrable equity interests held by stockholders of Parent for sale to the public under the Securities Act, Parent shall give written notice of the proposed registration to each stockholder, who shall then have the right to request that any part of its registrable equity interests be included in such registration, subject to certain limitations.

Holdback agreements.   Each stockholder has agreed that it will not offer for public sale any equity interests during a period not to exceed 90 days (180 days in the case of the IPO) after the effective date of any registration statement filed by Parent in connection with an underwritten public offering (except as part of such underwritten registration or as otherwise permitted by such underwriters), subject to certain limitations.

Fee Agreement

In connection with the holdco merger, Parent, Holdings, AMCE and the Sponsors entered into a Fee Agreement, which provides for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the twelfth anniversary from December 23, 2004, as well as reimbursements for each Sponsor’s respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the fee agreement provide for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Parent of up to $3.5 millions for fees payable by Parent in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

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

Continuing Service Agreement with Travis Reid

In connection with the termination of his current employment agreement with Loews, we will pay Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, we have paid a lump sum payment of $1,575,000, and also provided outplacement assistance and automobile benefits through December 31, 2006. In addition, in order to facilitate integration following the Mergers, we entered into an agreement with Mr. Reid, whereby Mr. Reid provided certain transitional consulting services to our company and reported to Mr. Peter C. Brown, our Chief Executive Officer. Pursuant to the continuing service agreement, which we terminated in February 2007, we paid Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for the final five months. The continuing service agreement was not intended to create an employment relationship between Mr. Reid and our company and his services were provided on an independent contractor basis. In February 2007, Mr. Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark USA and Regal formed to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema.

Option Grant to Travis Reid

Pursuant to his Continuing Service Agreement, effective as of January 26, 2006, Holdings granted Mr. Reid an option under the Holdings 2004 Stock Option Plan to acquire Class N Common Stock at an exercise price not less than the fair market value (as determined by the Board of Directors of Holdings) on the date of grant. The option is subject to other terms and conditions substantially similar to the terms of Holdings options currently held by employees and is also subject to the Management Stockholders Agreement. The option vests in three equal installments on December 23, 2006, 2007 and 2008, and vests in full upon a change of control of Holdings or AMCE if provided for by the Holdings Compensation Committee.

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

Item 14. Principal Accountant Fees and Services

Audit And Certain Other Fees Paid To Accountants

The following table shows the fees that Holdings and AMC Entertainment was billed for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2007 and 2006. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of PricewaterhouseCoopers LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company’s independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	2007	2006
Audit Fees	$1,156,129	$931,037
Audit-Related Fees	988,785	1,911,946
Tax Fees	20,831	225,200
All Other Fees	–	1,774
Total	$2,165,745	$3,069,957

The Audit Committee has adopted policies and procedures for the pre-approval of audit services and permitted non-audit services to be performed by its independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. The policies provide general pre-approval for certain types of services, as well as approved costs for those services. The term of any general pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifies otherwise. Any costs or services that are not given general pre-approval require specific pre-approval by the Audit Committee. The policy directs that, if management must make a judgment as to whether a proposed service is a pre-approved service, management should seek approval of the Audit Committee before such service is performed.

Requests to provide services that require specific approval by the Audit Committee must be submitted to the Audit Committee by both the independent auditor and management, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.

The policies provide that de minimis services, consisting of audit-related, tax and other services, which were not recognized by the Company to be non-audit services at the time the outside auditor was engaged to perform them are permitted. However, the aggregate amount of all such services may not exceed more than the lesser of 5% of annual fees paid to the outside auditor or $50,000, for a particular engagement. These de minimis services may be performed without pre-approval, provided that they are approved by the Audit Committee or delegated member prior to completion of the engagement and are otherwise provided in accordance with regulations issued pursuant to the Sarbanes-Oxley Act of 2002. There were no fees that related to audit-related, tax and other services for which the pre-approval requirement was waived under the de minimis exception for fiscal year 2007.

Audit Fees

This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years.

Audit-Related Fees

This category consists of assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include other accounting, consulting, including due diligence services, and employee benefit plan audits.

Tax Fees

This category consists of professional services rendered by PricewaterhouseCoopers LLP for tax preparation and tax compliance.

All Other Fees

This category consists of services rendered by PricewaterhouseCoopers LLP for technical tax advice.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) The following financial statements are included in Part II Item 8.:

Page
Reports of Independent Registered Public Accounting Firm	69
Consolidated Statements of Operations—Successor periods ended March 29, 2007, March 30, 2006 and March 31, 2005 and Predecessor period ended December 23, 2004	71
Consolidated Balance Sheets—March 29, 2007 and March 30, 2006 Successor	72
Consolidated Statements of Cash Flows—Successor periods ended March 29, 2007 and March 30, 2006 and Predecessor period ended December 23, 2004	73
Consolidated Statements of Stockholders’ Equity (Deficit)—Periods ended March 29, 2007, March 30, 2006 and March 31, 2005 Successor and December 23, 2004 Predecessor	74
Notes to Consolidated Financial Statements—Fiscal years ended March 29, 2007, March 30, 2006 and March 31, 2005	76

(a)(2) Financial Statement Schedules—All schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

(b) Exhibits

A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits.

(c) Separate Financial Statements of Subsidiaries Not Consolidated

The following financial statements of National CineMedia, LLC are as follows:

Page
Report of Independent Registered Public Accounting Firm	180
Balance Sheets—December 29, 2005 and December 28, 2006	181
Statements of Operations—Period March 29, 2005 through December 29, 2005 and year ended December 28, 2006	182
Statements of Changes in Members’ Equity—Periods ended December 29, 2005 and December 28, 2006	183
Statements of Cash Flows—Period March 29, 2005 through December 29, 2005 and one year ended December 28, 2006	184
Notes to Financial Statements—As of and for the period March 29, 2005 (Date of Inception) through December 29, 2005 and as of and for the year ended December 28, 2006	185

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of
National CineMedia, LLC
Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC (“the Company”) as of December 29, 2005 and December 28, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the period March 29, 2005 to December 29, 2005 and the year ended December 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 29, 2005 and December 28, 2006, and the results of its operations and its cash flows for the period March 29, 2005 to December 29, 2005 and for the year ended December 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 27, 2007

National CineMedia, LLC
BALANCE SHEETS
(In millions)

	December 29, 2005	December 28, 2006	Pro forma December 28, 2006
			(Unaudited, Note 15)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$–	$6.7	$6.7
Receivables—net	36.6	63.9	63.9
Prepaid expenses and other current assets	1.0	1.6	1.6
Total current assets	37.6	72.2	72.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8.7 million in 2005 and $12.7 million in 2006	10.0	12.6	12.6
OTHER ASSETS:
Network affiliate agreements, net of accumulated amortization of $1.2 million in 2005 and $2.0 million in 2006	1.1	0.3	0.3
Deferred offering costs	–	4.5	–
Debt issuance costs	–	0.2	15.3
Deposits and other	0.1	0.2	0.2
Total other assets	1.2	5.2	15.8
TOTAL	$48.8	$90.0	$100.6
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$5.1	$5.4	$5.4
Amounts due to Members	24.0	53.9	53.9
Short-term borrowings from Members	1.3	–	–
Accrued payroll and related expenses	1.5	6.4	6.4
Accrued expenses	5.5	5.5	5.5
Deferred revenue	1.6	3.4	3.4
Total current liabilities	39.0	74.6	74.6
OTHER LIABILITIES
Unit option plan payable	–	1.9	–
Borrowings	–	10.0	735.0
Total other liabilities	–	11.9	735.0
Total liabilities	39.0	86.5	809.6
COMMITMENTS AND CONTINGENCIES (Notes 1, 9 and 13)
MEMBERS’ EQUITY	9.8	3.5	(709.0)
TOTAL	$48.8	$90.0	$100.6

See accompanying notes to financial statements.

National CineMedia, LLC

STATEMENTS OF OPERATIONS

(In millions)	Period March 29, 2005 Through December 29, 2005	Year Ended December 28, 2006
Revenue:
Advertising	$56.0	$188.2
Administrative fees—Members	30.8	5.4
Meetings and events	11.7	25.4
Other	0.3	0.3
Total	98.8	219.3
Expenses:
Advertising operating costs	6.3	9.2
Meetings and events operating costs	5.4	11.1
Circuit share costs—Members	38.6	130.1
Network costs	9.2	14.7
Selling and marketing costs	24.9	38.2
Administrative costs	9.8	16.4
Severance Plan costs	8.5	4.2
Depreciation and amortization	3.0	4.8
Other costs	–	0.6
Total	105.7	229.3
Operating (loss)	(6.9)	(10.0)
Interest expense—net	–	0.5
Net (loss)	$(6.9)	$(10.5)

See Accompanying Notes to Financial Statements.

National CineMedia, LLC
STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
(In millions)

Statements of Members’ Equity	Members’ Equity
Balance—March 29, 2005	$–
Issuance of initial units at inception date in exchange for contributed assets, net of liabilities assumed	0.9
Issuance of additional units in exchange for cash	7.3
Contribution of Severance Plan payments	8.5
Net loss	(6.9)
Balance—December 29, 2005	9.8
Capital contribution from member	0.9
Contribution of Severance Plan payments	4.2
Distribution to Members	(0.9)
Net loss	(10.5)
Balance—December 28, 2006	$3.5

See accompanying notes to financial statements.

National CineMedia, LLC
STATEMENTS OF CASH FLOWS
(In millions)

	Period March 29, 2005 Through December 29, 2005	Year Ended December 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6.9)	$(10.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3.0	4.8
Non-cash severance plan and share-based compensation costs	8.0	6.1
Changes in operating assets and liabilities:
Increase in receivables—net	(36.6)	(27.3)
Increase in prepaid expenses and other current assets	(0.6)	(0.6)
Increase in deposits and other assets	(0.1)	(0.3)
(Decrease) increase in accounts payable	5.1	(0.5)
Increase in amounts due to Members	20.5	33.4
Increase in accrued expenses	3.1	4.9
Payment of Severance Plan costs	–	(3.5)
Increase in deferred revenue	1.6	1.8
Net cash provided by (used in) operating activities	(2.9)	8.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5.9)	(6.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deferred offering costs	–	(4.0)
Proceeds of short-term borrowings from Members	9.5	3.0
Repayments of short-term borrowings to Members	(8.2)	(4.3)
Proceeds from borrowings under revolving credit facility	–	66.0
Repayments of borrowings under revolving credit facility	–	(56.0)
Proceeds from Member contributions	0.2	0.9
Proceeds from issuance of units	7.3	–
Distribution to Members	–	(0.9)
Net cash provided by financing activities	8.8	4.7
INCREASE IN CASH AND CASH EQUIVALENTS	–	6.7
CASH AND CASH EQUIVALENTS:
Beginning of period	–	–
End of period	$–	$6.7
Supplemental disclosure of non-cash financing and investing activity:
Contribution of severance plan payments	$8.5	$4.2
Increase in deferred offering costs	$–	$0.5
Increase in property and equipment	$–	$0.3

See accompanying notes to financial statements.

National CineMedia, LLC
NOTES TO FINANCIAL STATEMENTS
As of and for the period March 29, 2005 (date of inception) through December 29, 2005 and as of and for the year ended December 28, 2006
(In millions)

1.                 THE COMPANY AND BASIS OF PRESENTATION

National CineMedia, LLC (the “Company” or “NCM”) provides advertising, business meetings, and event services to its Members under Exhibitor Services Agreements that as of December 28, 2006, extend through April 1, 2010. NCM also provides such services to certain third-party theater circuits under Network Affiliate Agreements expiring at various dates through September 16, 2009. The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year. The business meetings and event services operations are operating segments but do not meet the quantitative thresholds for segment reporting. NCM commenced operations on April 1, 2005.

NCM was formed on March 29, 2005, through the combination of the operations of National Cinema Network, Inc. (“NCN”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), and Regal CineMedia Corporation (“RCM”), a wholly owned subsidiary of Regal Entertainment Group (“Regal”, or, in relation to RCM, the “Parent”). In accordance with the Contribution and Unit Holders Agreement entered into on that date by NCM, NCN, and RCM, 16,387,670 units were issued to NCN and 27,903,330 units were issued to Regal CineMedia Holdings, LLC (“RCM Holdings”) in exchange for the contribution of $0.9 million of cash and other assets, net of liabilities assumed. All assets contributed to and liabilities assumed by NCM were recorded on NCM’s records in the amounts as reflected on the Members’ historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force (“EITF”) 98-4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM is considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. RCM and NCN are each considered to be predecessors of NCM. The following table summarizes the assets contributed to and liabilities assumed by NCM:

Cash	$0.2
Property and equipment	5.9
Network affiliate agreements	2.3
Other assets	0.4
Compensation-related obligation	(4.0)
Accrued expenses	(3.9)
$0.9

On July 15, 2005, in exchange for a cash contribution of $7.3 million, 11,559,951 units were issued to Cinemark Media, Inc. (“Cinemark Media”), a wholly owned subsidiary of Cinemark USA, Inc. (“Cinemark”).

As the result of final adjustments to the valuations attributed to the contributed assets and liabilities resulting from AMCE’s merger on December 23, 2004, with Marque Holdings Inc., NCN contributed additional cash to NCM during 2006, which was then distributed to RCM Holdings and Cinemark Media (“Cinemark”), thus having no impact on the assets and liabilities of NCM.

NCN, RCM Holdings, and Cinemark Media have signed an Amended and Restated Limited Liability Company Operating Agreement (“LLCOA”), in order to set forth their respective rights and obligations in connection with their ownership of NCM. Among other provisions, each of the three Members is allowed to designate three board members with NCM’s Chief Executive Officer being the 10th board member. Matters that require the approval of NCM’s board of directors require the approval of nine board members.

At December 28, 2006, there were 55,850,951 Member units outstanding, of which 25,395,204 (46%) are owned by RCM Holdings, 14,668,953 (26%) are owned by NCN, and 15,786,794 (28%) are owned by Cinemark Media.

NCM, RCM, Cinemark, and American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMCE, entered into an Amended and Restated Software License Agreement in connection with the licensing of software and related rights ancillary to the use of such software by NCM for the conduct of its business. Improvements made to this software subsequent to March 31, 2005, are owned by the Company. None of RCM, Cinemark, or AMC can use its software to provide the services performed by NCM pursuant to the Exhibitor Services Agreements (as described herein).

In addition, a Transition Services Agreement was entered into by NCM, AMC, NCN, Regal, and RCM pursuant to which the parties agreed to reimburse each other for services provided on the behalf of others during a transition period from April 1, 2005 through December 31, 2005.

NCM entered into an Exhibitor Services Agreement (“ESA”) with Regal Cinemas, Inc. (“RCI”), a wholly owned subsidiary of Regal, with AMC, and with Cinemark. Under these agreements, subject to limited exceptions, NCM is the exclusive provider of advertising and event services to the Members’ theatres. In the case of Cinemark, the ESA is also subject to the advertising services agreements between Cinemark on the one hand and Technicolor Screen Services, Inc. and Val Morgan Advertising, Inc. on the other hand. Both of these agreements (the “Screenvision Agreements”) expired December 31, 2005, with certain “advertising runout” rights that extended through March 31, 2006. In exchange for the right to provide these services to the Members, NCM is required to pay to the Members a specified percentage of NCM’s advertising revenue (“Advertising Circuit Share”), and an agreed-upon auditorium rent (“Auditorium Rent”) in relation to the meetings and events held in Member theatres, in aggregate known as “Circuit Share Expense.” During 2005, the “Advertising Circuit Share Percentage” was 65%. During 2006, the “Advertising Circuit Share” percentage was 68%, a change approved by the members at the end of 2005. The Advertising Circuit Share is allocated among the Members based on a formula that takes into account the number of patrons served and screens operated by each Member during the previous quarter. In accordance with the LLCOA, the Advertising Circuit Share Percentage may be changed at the end of each year by a unanimous vote of the Members. These agreements would terminate immediately upon the dissolution of NCM. Each of these agreements would also terminate in the event of withdrawal by AMC, Cinemark or Regal, respectively, from NCM pursuant to the terms of NCM’s Operating Agreement. Each of the agreements may also be terminated (i) in the event of a material breach of any provision of the agreement which breach remains uncured after notice and an opportunity to cure and (ii) in the event a permanent injunction or other final order or decree is entered by a governmental, regulatory or judicial entity which enjoins or otherwise prevents performance of obligations under the agreement.

Pursuant to the ESAs, AMCE and Regal, through their subsidiaries, retained all advertising contracts sold by NCN’s or RCM’s sales teams prior to April 1, 2005 (“AMC Legacy Contracts” and “Regal Legacy Contracts,” respectively), and agreed to pay an administrative fee as a percentage of revenue (equal to 32% and 35% during 2006 and 2005, respectively) from these contracts payable to NCM to service these contracts through their expiration. Cinemark retained all advertising contracts signed pursuant to the Screenvision Agreements “Cinemark Legacy Contracts” and together with AMC Legacy Contracts and Regal Legal Contracts, the “Legacy Contracts”), subject to a administrative fee (32% for 2006 and 35% for 2005), payable to NCM for all revenue generated by the Screenvision Agreements subsequent to December 31, 2005. Total advertising revenue managed by NCM associated with the Legacy Contracts was $16.8 million and $88.0 million for the year ended December 28, 2006 and the period ended December 29, 2005, respectively. Administrative fee revenue will decline over time as the Legacy Contracts expire.

As a result of the various related-party agreements discussed in Note 7, the operating results as presented are not necessarily indicative of the results that would have occurred if all agreements were with nonrelated third parties.

2.                 SUBSEQUENT EVENT

On February 8, 2007, National CineMedia, Inc. (“NCM, Inc.”) completed an initial public offering (“IPO”) of 42,000,000 shares of common stock at a price to the public of $21.00 per share, including 4,000,000 shares sold pursuant to the underwriters’ over-allotment option. The transaction closed on February 13, 2007, and NCM, Inc. received net proceeds of approximately $824.6 million, after deducting underwriting discounts and commissions and offering expenses of $8.8 million. In connection with the completion of the initial public offering, NCM, Inc. used the net proceeds to purchase a 44.8% interest in NCM, paying NCM $746.1 million and paying Members $78.5 million. NCM, Inc. is the managing member of NCM.

Concurrently with the initial public offering, NCM entered into an $805.0 million senior secured credit facility, consisting of a $725.0 million eight-year term loan, and an $80.0 million six-year revolving credit facility. NCM received net proceeds of approximately $719.8 million, after deducting expenses associated with the debt offering of $15.2 million. The senior secured credit facility funding was used, in part, to repay the Company’s existing revolver balance of $10.0 million at December 28, 2006. The revolving facility was also drawn on for approximately $51.0 million in March 2007 to repay remaining amounts owed to the founding members through the date of the initial public offering under the then existing exhibitor services agreements.

NCM used $686.3 million of the funds received from NCM, Inc. as a payment to the Members to modify the then existing Exhibitor Services Agreements. Secondly, with remaining proceeds from the payment from NCM, Inc., and together with the net proceeds from the senior secured credit facility, NCM paid $769.6 million to redeem the preferred units of the Members, which were created immediately prior to the IPO, in a non-cash split of each membership unit into one common unit and one preferred unit. Immediately thereafter the common units were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split.

3.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—Advertising revenue and administrative fees from Legacy Contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event was held. Legacy Contracts are contracts for advertising services with customers sold by the founding members prior to the formation of NCM, which were not assigned to NCM, where the services were to be delivered after the formation. Administrative fees are earned by the Company for its services in fulfilling the Legacy Contracts, based on a percentage of Legacy Contract revenue (32% during 2006 and 35% during 2005). Administrative fees will decline as Legacy Contracts are fulfilled. Except for administrative fees, the Company’s revenue is earned from contracts with third parties.

Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatres circuits under the “Network Affiliate Agreements.” These costs relate to the advertising revenue recorded by the Company as well as NCM’s administrative revenue associated with the Legacy Contracts.

Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the theatre circuits, and other direct costs of the meeting or event.

Circuit share costs are fees payable to the theatre circuits for the right to exhibit advertisements within the theatres.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs may be applicable to either the advertising or the meetings and events business lines.

Cash and Equivalents—All highly liquid debt instruments and investments purchased with a remaining maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

A cash overdraft of $0.2 million is included in accounts payable and reflects the balances held in bank accounts, net of $0.9 million of outstanding checks, as of December 29, 2005.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the year. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors, none of which are individually material.

Property and Equipment—Property and equipment is stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by or the Members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4 - 10 years
Computer hardware and software	3 - 5 years
Leasehold improvements	Lesser of lease term or asset life

Amounts Due to Members—Amounts due to founding members include circuit share costs and cost reimbursements and are offset by the administrative fees earned on Legacy Contracts. Payments to the founding members against outstanding balances are made monthly.

Network Affiliate Agreements—Network affiliate agreements were contributed at NCM’s formation at the net book value of the Members and are amortized on a straight-line basis over the remaining life of the agreement. These agreements require payment to the affiliate of 35% to 55% of the advertising revenue associated with the advertisements played in affiliate theatres, and also specify minimum payments that must be made. Amortization expense related to the network affiliate agreements was $0.8 million and $1.2 million for the year ended December 28, 2006, and the period ended December 29, 2005, respectively.

Income Taxes—As a limited liability company, NCM’s taxable income or loss is allocated to the Members in accordance with the provisions in the Amended and Restated Limited Liability Company Operating Agreement. Therefore, no provision or liability for income taxes has been included in the financial statements.

Stock-Based Compensation—Stock-based employee compensation is accounted for at fair value under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue and equity-based compensation. Actual results could differ from those estimates.

4.                 RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. As a limited liability company, NCM’s taxable income or loss is allocated to the Founding Members in accordance with the provisions of its operating documents. The Company is currently evaluating the impact the interpretation may have on its future financial condition, results of operations, and cash flows.

During October 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement, which will be adopted by the Company on December 29, 2007, will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption. The Company does not expect this standard to have a material effect on the Company’s financial statements.

The FASB has also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of FASB Statements No. 87, 88, 106, and 132(R). As the Company has no plans covered by this standard, it will have no effect on the Company’s financial statements.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Although this statement is voluntary, it is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not expect this standard to have a material effect on the Company’s financial statements.

The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 28, 2006. The adoption of this standard has not had an impact on the Company’s consolidated result of operations, cash flows or financial position.

5.                 RECEIVABLES

Receivables consisted of the following at:

	December 29,	December 28,
	2005	2006
Trade accounts	$37.0	$64.8
Other	0.1	0.2
Less allowance for doubtful accounts	(0.5)	(1.1)
Total	$36.6	$63.9

The changes in NCM’s allowance for doubtful accounts are as follows:

	December 29,	December 28,
	2005	2006
Balance at beginning of period	$0.0	$0.5
Allowance for doubful accounts	0.5	0.8
Write-offs, net	0.0	(0.2)
Balance at end of period	$0.5	$1.1

6.                 DEFERRED OFFERING COSTS

The Company has paid certain costs associated with the initial public offering of National CineMedia, Inc., (see Note 2). These costs were reimbursed to the Company by National CineMedia, Inc. at the closing of the IPO.

7.                 RELATED-PARTY TRANSACTIONS

Included in media and events operating costs is $2.1 million and $4.1 million for the period ended December 29, 2005 and the year ended December 28, 2006, respectively, related to purchases of movie tickets and concession products from the Members primarily for resale to NCM’s customers, of which $1.9 million and $2.6 million for the period ended December 28, 2006 and the year ended December 29, 2005, respectively, was paid to Regal, $0.2 million and $1.1 million for the period ended December 29, 2005 and the year ended December 29, 2005, respectively, was paid to AMC and $0.4 million for the year ended December 28, 2006 was paid to Cinemark.

As discussed in Note 1, at the formation of NCM and upon the admission of Cinemark as a Member, circuit share agreements and administrative services fee agreements were consummated with each Member. Circuit share cost and administrative fee revenue by a Member is as follows:

	Period March 29, 2005 Through December 29, 2005		Year Ended December 28, 2006
	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue
AMCE	$19.4	$8.3	$38.6	$0.2
Cinemark	0.1	–	29.7	0.4
Regal	19.1	22.5	61.8	4.8
Total	$38.6	$30.8	$130.1	$5.4

NCM’s administrative services fee was earned at a rate of 35% of the $88.0 million of Legacy Contract value for the period ended December 29, 2005 and a fee of 32% of the $16.8 million of Legacy Contract value for the year ended December 28, 2006. As the Legacy Contracts expire and NCM sells new advertising agreements, advertising revenue and related circuit share costs will increase.

Payments from NCM for employee and other services provided under the Transition Services Agreement to Regal and its subsidiaries totaled $3.3 million, and to AMC and its subsidiaries totaled $3.2 million for the period ended December 29, 2005. Additionally, Regal and its subsidiaries paid $0.1 million to NCM for services provided by NCM to RCI under the Transition Services Agreement for the period ended December 29, 2005.

During the period ended December 29, 2005, AMC and RCI purchased $0.5 million and $0.6 million, respectively, of NCM’s advertising inventory for their own use. During the year ended December 28, 2006, AMC and RCI purchased $0.7 million and $1.4 million, respectively, of NCM’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM to the members as advertising circuit share.

As further described in Note 11 “RCI Unit Option Plan,” certain RCM employees who would become employees of NCM had been granted Regal stock options and restricted stock. As specified within the Contribution and Unit Holders Agreement and in accordance with the RCI Severance Plan for Equity Compensation (the “Severance Plan”), in lieu of continued participation in the Regal stock option and restricted stock plan by these employees, Regal agreed to make cash payments to these employees at an agreed-upon value for such options and restricted stock, with payments to be made on the dates which such option and restricted stock would have otherwise vested. Additionally, the Contribution and Unit Holders Agreement provided that NCM would reimburse Regal $4.0 million associated with Regal’s obligations under this arrangement. This $4.0 million obligation was recorded as a liability on NCM’s records as of March 29, 2005, reducing the capital accounts of AMC and Regal pro rata to their ownership percentages. The first payment of $0.5 million was made to Regal on March 29, 2005, with the remaining $3.5 million paid to Regal on March 29, 2006. The total cost of the Severance Plan, including payments in lieu of divided distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with NCM, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. As the payments under the Plan are being funded by Regal, Regal will be credited with a capital contribution equal to this Severance Plan expense. During the periods ended December 29, 2005 and December 28, 2006, severance expense and the related capital contribution were $8.5 million and $4.2 million, respectively. Severance expense for fiscal years 2007 and 2008 at a minimum is expected to be $1.9 million and $0.6 million, respectively, prior to the inclusion of payments in lieu of distributions on restricted stock and the impact of any employee terminations.

Amounts due to (from) Members at December 29, 2005, is comprised of:

	AMC	Cinemark	Regal	Total
Circuit share payments	$11.7	$0.1	$10.6	$22.4
Cost reimbursement	0.6	–	–	0.6
Compensation-related payment	–	–	3.5	3.5
Administrative fee	–	–	(2.5)	(2.5)
Total	$12.3	$0.1	$11.6	$24.0

Amounts due to (from) Members at December 28, 2006, is comprised of:

	AMC	Cinemark	Regal	Total
Circuit share payments	$15.2	$14.0	$24.8	$54.0
Cost reimbursement	0.1	–	0.4	0.5
Administrative fee	–	(0.1)	(0.5)	(0.6)
Total	$15.3	$13.9	$24.7	$53.9

8.                 BORROWINGS

Short-Term Borrowings From Members—In 2005, NCM signed an Amended and Restated Demand Promissory Note (the “Demand Note”) with its Members (the “Holders”) under which the Company could borrow up to $11.0 million on a revolving basis. Borrowings under the Demand Note were funded by the Members pro rata to their ownership of units. Interest was payable monthly at 200 basis points over LIBOR. Interest paid to the Members during the period ended December 29, 2005 and the year ended December 28, 2006 was less than $0.1 million, in each period. The demand note was repaid and cancelled on March 22, 2006.

Long-Term Borrowings—On March 22, 2006, NCM entered into a bank-funded $20 million Revolving Credit Agreement (the “Revolver”), of which $2 million may be utilized in support of letters of credit. The Revolver is collateralized by trade receivables, and borrowings under the Revolver are limited to 85% of eligible trade receivables as defined. The Revolver has a final maturity date of March 22, 2008, but may be prepaid by the Company at its option pursuant to the terms of the Revolver, and it bears interest, at NCM’s option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin. Outstanding borrowings at December 28, 2006, were $10.0 million. Available borrowings under the Revolver were $10.0 million at December 28, 2006. The aggregate interest rate on outstanding borrowings as of that date was 7.87%. As discussed in Note 2, the Revolver was repaid and cancelled on February 15, 2007, and was replaced by a $805.0 million senior secured credit facility entered into at the same time as the closing of the initial public offering of National CineMedia, Inc. The senior secured credit facility funding was used, in part, to repay the Revolver balance.

9.                 LEASE OBLIGATIONS

The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the period ended December 29, 2005 and the year ended December 28, 2006, was $1.1 million and $1.6 million, respectively.

Future minimum lease payments under noncancelable operating leases are as follows:

2007	$1.6
2008	1.6
2009	1.5
2010	1.2
2011	1.3
Thereafter	2.3
Total	$9.5

10.          EMPLOYEE BENEFIT PLANS

NCM sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.3 million and $0.6 million during the period ended December 29, 2005 and the year ended December 28, 2006, respectively.

11.          RCI STOCK OPTION PLAN

In connection with the formation of NCM, on May 11, 2005, Regal Cinemas, Inc., adopted and approved the RCI Severance Plan for Equity Compensation. Participation in the Severance Plan is limited to employees of RCM, who held unvested options to purchase shares of Regal’s common stock or unvested shares of Regal’s restricted common stock pursuant to the terms of the incentive plan immediately prior to such employee’s termination of employment with RCM and commencement of employment with NCM. Each employee’s termination of employment with RCM was effective as of the close of business on May 24, 2005, and commencement of employment with NCM was effective as of the next business day on May 25, 2005. (Between April 1, 2005 and May 24, 2005, NCM was billed for the costs of these employees’ compensation and related benefits.) Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan (a ”Participant”) is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal’s common stock on May 24, 2005, as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal’s common stock on May 24, 2005, as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005, will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal’s common stock times the number of shares of such restricted stock. Each such Participant will receive these payments in lieu of dividend distributions until the date that each such Participant’s restricted stock would have vested in accordance with the incentive plan. Solely for purposes of the calculation of such payments with respect to restricted stock, in the event of any stock dividend, stock split or other change in the corporate structure affecting Regal’s common stock, there shall be an equitable proportionate adjustment to the number of shares of restricted stock held by each Participant immediately prior to his or her termination of employment with RCM.

Each Participant’s cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the incentive plan and the related award agreement had employment with RCM not ceased. The Severance Plan is a change in terms of the Regal options and restricted stock, resulting in a new measurement date for these equity compensation arrangements. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with NCM, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. As expenses recognized, Regal, which is funding payments under the Severance Plan, is credited with a capital contribution. During the period ended December 29, 2005 and the year ended December 28, 2006, the Company recorded total severance expense of approximately $8.5 million and $4.2 million, including approximately $0.1 million of payments in lieu of dividends, respectively, related to the Severance Plan. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal’s common stock market value rather than current period performance. The table below presents the estimated allocation of the expense if the Company did allocate it to these specific line items:

	Period March 29, 2005 Through December 29, 2005	Year Ended December 28, 2006
Advertising operating costs	$0.1	$0.1
Network costs	0.5	0.4
Selling and marketing costs	1.7	1.9
Administrative costs	6.2	1.8
Total	$8.5	$4.2

Future charges under the Severance Plan are estimated to be $1.9 million and $0.6 million in 2007 and 2008, respectively.

12.          UNIT OPTION PLAN

On April 4, 2006, the Company’s board of directors approved the NCM 2006 Unit Option Plan, under which 1,224,203.24 units are reserved for issuance under option grants as of December 28, 2006. Activity in the stock option plan has been as follows:

	Units	Weighted Average Exercise Price
Outstanding at December 29, 2005	–	$–
Granted	1,221,667	23.78
Forfeited	(89,939)	22.96
Outstanding at December 28, 2006	1,131,728	23.85
Vested at December 28, 2006	–	–
Exercisable at December 28, 2006	–	$–

No options are exercisable at December 28, 2006. Options outstanding at December 28, 2006, have been granted at the following exercise prices: 957,000 units at $22.96 per unit; 106,121 units at $25.29 per unit and 53,149 unit at $33.76 per unit and 15,458 units at $34.74 per unit, all at an average remaining life of approximately nine years.

All options granted vest over periods of 69 through 81 months. The options include provisions under which, in certain circumstances, the holders may be able to put the options back to the Company and receive a cash payment based on a formula tied to the attainment of certain operating objectives. Therefore, under SFAS No. 123(R), the options are accounted for as liability awards rather than equity awards.

The Company has estimated the calculated value of these options at $10.42 to $14.26 per unit based on the Black-Scholes option pricing model. The weighted-average fair value of all units granted during the period ended December 28, 2006 was $13.99. The Black-Scholes model requires that the Company make estimates of various factors used in the Black-Scholes model, the most critical of which are the fair value of equity and the expected volatility of equity value. Since the Company’s options were granted in contemplation of an IPO as described in Note 2, the Company used the pricing of the IPO to determine the equity value, for each unit underlying the options. Under liability accounting, the Company will reestimate the calculated value of the options as of each reporting date. The fair value of the options is being charged to operations over the vesting period.

The following assumptions were used in the valuation of the options:

•       Expected life of options—9 years. The expected life of the options was determined by using the average of the vesting and contractual terms of the options (the “simplified method” as described in SEC Staff Accounting Bulletin 102).

•       Risk free interest rate—4.6% to 4.9%. The risk-free interest rate was determined by using the applicable Treasury rate as of the grant dates.

•       Expected volatility of membership units—30.0%. Expected volatility was estimated based on comparable companies and industry indexes for historic stock price volatility.

•       Dividend yield—3.0%. The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected dividend policy after the IPO discussed in Note 2.

The forfeiture rate was not significant, because a substantial number of options are held by a few executives of the Company who are expected to continue employment through the vesting period. A forfeiture rate of 5% was estimated for all non-executive employees to reflect the potential separation of employees. The Company expects approximately 1,115,000 of the outstanding units to vest.

For the year ended December 28, 2006, the Company recognized $1.9 million of share-based compensation expense for these options. As of December 28, 2006, unrecognized compensation cost related to nonvested options was $14.2 million, which will be recognized over a weighted-average remaining period of between 60 and 72 months, subject to variability due to the requirement to reestimate fair value of the options as of each reporting date under the liability method.

13.          COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

14.          QUARTERLY FINANCIAL DATA (UNAUDITED)

	Second	Third	Fourth
2005	Quarter	Quarter	Quarter
Operations:
Revenues	$25.6	$28.6	$44.6
Expenses	27.7	30.4	47.6
Net income (loss)	$(2.1)	$(1.8)	$(3.0)
Balance sheet:
Total assets	$25.4	$32.4	$48.8
Members’ equity	$5.1	$10.4	$9.8

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter
Operations:
Revenues	$27.4	$57.1	$60.7	$74.1
Expenses	36.8	58.3	61.3	73.4
Net income (loss)	$(9.4)	$(1.2)	$(0.6)	$0.7
Balance sheet:
Total assets	$36.8	$64.8	$72.2	$90.0
Members’ equity	$2.4	$1.9	$2.1	$3.5

15.          PRO FORMA BALANCE SHEET (UNAUDITED)

As discussed in Note 2, National CineMedia, Inc., a newly formed holding company, filed a registration statement for an initial public offering of its common stock, which closed February 13, 2007. The net proceeds from the offering, including the underwriters’ over-allotment, were used to acquire an approximate 44.8% interest in the Company. In connection therewith, the Company effected a recapitalization under which:

•       The Company recapitalized on a non-cash basis with a distribution to the Members of common membership units and preferred membership units for each outstanding membership unit.

•       The Company split the newly issued common membership units into the number of units necessary to allow National CineMedia, Inc. to acquire one common membership unit of the Company for each share issued in the IPO and achieve an approximate 40.5% ownership interest in the Company. National CineMedia, Inc. then purchased membership units directly from the Members to acquire an additional approximate 4.3% ownership in the Company, for a total of approximately 44.8% ownership.

•       National CineMedia, Inc. became a member and the managing member of the Company upon its purchase of common membership units as described above at a price per share equal to the IPO offering price of National CineMedia, Inc. common stock, net of underwriting discounts and commissions and offering expenses.

•       The Company paid a portion of the proceeds from the sale of common membership units to National CineMedia, Inc. to the Members in consideration of the Members agreeing to change the terms of the exhibitor services agreements. The modifications changed the method by which payments are made under the exhibitor services agreements from a percentage of revenue to a fixed monthly amount per digital screen operated by the Members plus a charge per theatre patron. Under the modified exhibitor services agreements the amount of payment is significantly reduced. As the modified exhibitor services agreement contracts represent an intangible asset received from a Member, and in accordance with accounting guidance for payments made to promoters at the time of an IPO, the payments to the founding members are accounted for as a capital distribution.

•       Approximately $735.0 million was borrowed under a new senior credit facility, the net proceeds of which, together with proceeds from the sale of common membership units to National CineMedia, Inc., were used to repay the Company’s existing bank debt and pay the Members to redeem the newly created preferred membership units.

The pro forma balance sheet presented in the financial statements reflects the impact of the above transactions on the historic balance sheet as if they had occurred on December 28, 2006.

*   *   *   *   *   *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.
By:	/s/ CHRIS A. COX
Chris A. Cox Chief Accounting Officer
Date:	June 18, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. BROWN	Chairman of the Board,	June 18, 2007
Peter C. Brown	Chief Executive Officer and President
/s/ MICHAEL R. HANNON	Director	June 18, 2007
Michael R. Hannon
/s/ STEPHEN P. MURRAY	Director	June 18, 2007
Stephen P. Murray
/s/ STAN PARKER	Director	June 18, 2007
Stan Parker
/s/ AARON J. STONE	Director	June 18, 2007
Aaron J. Stone
/s/ JOHN CONNAUGHTON	Director	June 18, 2007
John Connaughton
/s/ MICHAEL CONNELLY	Director	June 18, 2007
Michael Connelly
/s/ BENJAMIN COUGHLIN	Director	June 18, 2007
Benjamin Coughlin
/s/ TRAVIS REID	Director	June 18, 2007
Travis Reid
/s/ CRAIG R. RAMSEY	Executive Vice President and	June 18, 2007
Craig R. Ramsey	Chief Financial Officer
/s/ KEVIN M. CONNOR	Senior Vice President,	June 18, 2007
Kevin M. Connor	General Counsel and Secretary
/s/ CHRIS A. COX	Vice President and Chief	June 18, 2007
Chris A. Cox	Accounting Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1(a)

Modified First Amended Joint Plan of Reorganization of Debtors and Official Committee of Unsecured Creditors for GC Companies, Inc. and its Jointly Administered Subsidiaries filed on March 1, 2002 with the United States Bankruptcy Court for the District of Delaware (incorporated by reference from Exhibit 2.2 to Form 8-K filed March 7, 2002).

2.1(b)

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

2.3

Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to Form 8-K filed June 23, 2004).

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

3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company’s Form 10-Q (File No. 1-8747) filed December 27, 2004).
Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.2	S&J Theatres, Inc. (incorporated by reference from Exhibit 3.3.2 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.3	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.4	Loeks Acquisition Corp. (incorporated by reference from Exhibit 3.3.11 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.5	Loews Cineplex International Holdings, Inc. (incorporated by reference from Exhibit 3.3.15 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.6	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.7	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.23	Loews Theatres Clearing Corp. (incorporated by reference from Exhibit 3.3.23 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.8	Loews USA Cinemas Inc. (incorporated by reference from Exhibit 3.3.24 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.9	LTM Turkish Holdings, Inc. (incorporated by reference from Exhibit 3.3.27 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.33	RKO Century Warner Theatres, Inc. (incorporated by reference from Exhibit 3.3.33 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.35	Star Theatres of Michigan, Inc. (incorporated by reference from Exhibit 3.3.35 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.10	Star Theatres, Inc. (incorporated by reference from Exhibit 3.3.36 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.11	Loews Chicago Cinemas, Inc. (incorporated by reference from Exhibit 3.3.41 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.12	Loews Meadowland Cinemas 8, Inc. (incorporated by reference from Exhibit 3.3.60 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.13	Loews Meadowland Cinemas, Inc. (incorporated by reference from Exhibit 3.3.61 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.63	Loews New Jersey Cinemas, Inc. (incorporated by reference from Exhibit 3.3.63 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.14	Loews Ridgefield Park Cinemas, Inc. (incorporated by reference from Exhibit 3.3.65 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.15	New Brunswick Cinemas, Inc. (incorporated by reference from Exhibit 3.3.70 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.16	Lance Theatre Corporation (incorporated by reference from Exhibit 3.3.77 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.17	Fountain Cinemas, Inc. (incorporated by reference from Exhibit 3.3.85 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.18	Loews Arlington West Cinemas, Inc. (incorporated by reference from Exhibit 3.3.86 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.19	Loews Deauville North Cinemas, Inc. (incorporated by reference from Exhibit 3.3.87 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.20	Loews Fort Worth Cinemas, Inc. (incorporated by reference from Exhibit 3.3.88 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.21	Loews Houston Cinemas, Inc. (incorporated by reference from Exhibit 3.3.89 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.22	Loews Lincoln Plaza Cinemas, Inc. (incorporated by reference from Exhibit 3.3.90 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.23	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.24	AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.25	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.95 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.96	Centertainment, Inc. (incorporated by reference from Exhibit 3.3.96 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.26	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.27	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006):
Fountain Cinemas, Inc.
Lance Theatre Corporation
Loeks Acquisition Corp.
Loews Arlington West Cinemas, Inc.
Loews Chicago Cinemas, Inc.
Loews Cineplex International Holdings, Inc.
Loews Citywalk Theatre Corporation
Loews Deauville North Cinemas, Inc.
Loews Fort Worth Cinemas, Inc.
Loews Houston Cinemas, Inc.
Loews Lincoln Plaza Cinemas, Inc.
Loews Meadowland Cinemas 8, Inc.
Loews Meadowland Cinemas, Inc.
Loews New Jersey Cinemas, Inc.
Loews Ridgefield Park Cinemas, Inc.
Loews Theatre Management Corp.
Loews Theatres Clearing Corp.
Loews USA Cinemas Inc.
LTM Turkish Holdings, Inc.
New Brunswick Cinemas, Inc.
RKO Century Warner Theatres, Inc.
S&J Theatres Inc.
Star Theatres of Michigan, Inc.
Star Theatres, Inc.
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.7	Limited Liability Company Agreement of Loews Cineplex U.S. Callco, LLC. (incorporated by reference from Exhibit 3.7 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.8	Partnership Agreement of Loeks-Star Partners. (incorporated by reference from Exhibit 3.19 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.9	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.10	By-laws of AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.21 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.11	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.22 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.12	By-laws of Centertainment, Inc. (incorporated by reference from Exhibit 3.23 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.24	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).
3.13	By-laws of Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.26 to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

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

4.1(b)

Guaranty, dated January 26, 2006 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(c)

Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp U.S. and Canada, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.6 to the Company’s Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(d)

Consent and Release, dated as of April 17, 2006, by and between AMC Entertainment Inc. and Citicorp U.S. and Canada, Inc. (incorporated by reference from Exhibit 4.1(d) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

4.2(a)

Indenture, dated February 24, 2004, respecting AMC Entertainment Inc.’s 8% Senior Subordinated Notes due 2014. (Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).

4.2(b)

First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.’s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.7(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.2(c)

Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.’s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(c) to the Company’s Form 10-Q filed on February 13, 2006).

4.2(d)

Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.’s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(d) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

4.3

Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.’s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company’s Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).

4.4(a)

Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.4(b)

First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(b) to the Company’s Registration Statement on Form  S-4 (File No. 333-122376) filed on January 28, 2005).

4.4(c)

Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.8(c) to the Company’s Form 10-Q filed on February 13, 2006).

4.4(d)

Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.’s 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.8(d) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

4.5(a)

Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(a) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.5(b)

Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.’s, as successor by merger to Marquee Inc.’s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(b) to the Company’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.6(a)

Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.’s 11% senior subordinated notes due 2016, between AMC Entertainment Inc. and HSBC Bank USA, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

4.6(b)

First Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.’s 11% Senior Subordinated Notes due 2016 (incorporated by reference from Exhibit 4.12(b) to the Company’s Form S-4 (File No. 333-133574) filed April 27, 2006).

4.7

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

4.8(a)

Indenture, dated August 18, 2004, respecting Marquee Holdings Inc.’s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.13 to Holdings’ Registration Statement on Form S-4 (file No. 333-122636) filed on February 8, 2005).

4.8(b)

Registration Rights Agreement dated August 18, 2004, respecting Marquee Holdings Inc.’s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.14 to Holdings’ Registration Statement on Form S-4 (File No. 333-122636) filed on February 8, 2005).

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

10.8	Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s 8-K (File No. 1-8747) filed on June 13, 2007)
10.9

Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.3 to the Company’s 8-K (File No. 1-8747) filed on June 13, 2007)

10.10

Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.4 to the Company’s 8-K (File No. 1-8747) filed on June 13, 2007)

10.11

Continuing Service Agreement, dated January 26, 2006, among AMC Entertainment Inc. (as successor to Loews Cineplex Entertainment Corporation) and Travis Reid, and, solely for the purposes of its repurchase obligations under Section 7 thereto, Marquee Holding Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

10.12

Non-Qualified Stock Option Agreement, dated January 26, 2006, between Marquee Holdings Inc. and Travis Reid (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K (File No. 1-8747) filed on January 31, 2006).

10.13

Fee Agreement, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., AMC Entertainment Inc., J.P. Morgan Partners (BHCA), L.P., Apollo Management V, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands partners V(B), L.P., Apollo German Partners V GmbH & Co KG, Bain Capital Partners, LLC, TC Group, L.L.C., a Delaware limited liability company and Applegate and Collatos, Inc. (incorporated by reference from Exhibit 10.7 to the Company’s 8-K (File No. 1-8747) filed on June 13, 2007)

10.14

American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to AMCE’s Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

*10.15(a)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006.
*10.15(b)	AMC Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006.

10.16

Amended and Restated Employment Agreement, dated as of June 11, 2007, by and among Peter C. Brown, AMC Entertainment Holdings, Inc., Marquee Holdings Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K filed June 13, 2007).

10.17

Employment Separation and General Release Agreement, dated as of March 20, 2007, by and among Philip M. Singleton, Marquee Holdings Inc., AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 20, 2007).

*10.17(a)

First Amendment to Employment Separation and General Release Agreement, dated as of April 4, 2007, by and among Philip M. Singleton, Marquee Holdings Inc., AMC Entertainment Inc. and American Multi-Cinema, Inc.

10.18	Division Operations Incentive Program (Incorporated by reference from Exhibit 10.15 to AMCE’s Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.19

Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE’s Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).

*10.20	American Multi-Cinema, Inc. Retirement Enhancement Plan, as Amended and Restated, effective January 1, 2006, and as Frozen, effective December 31, 2006.
10.21

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.15 to Amendment No. 1 to the Company’s Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

*10.22	AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005.
10.23	American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE’s Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
10.24

Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

10.25

Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).

10.26

Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)

10.27

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

10.28

Guaranty of Lease dated November 21, 1997 between AMC Entertainment Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.

10.29

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

10.32

Retainer agreement with Raymond F. Beagle, Jr. dated October 1, 2002. (Incorporated by Reference from Exhibit 10.27 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended September 26, 2002).

10.33

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.29 to Amendment No. 1 to the Company’s Form 10-K (File No. 1-8747) for the year ended March 29, 2001).

10.34

Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.36 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).

10.35

Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (Incorporated by reference from Exhibit 4.7 to the Company’s Form 8-K (File No. 1-8747) filed on April 20, 2001).

10.36

Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (Incorporated by reference from Exhibit 4.8 to the Company’s Form 8-K (File No. 1-8747) filed on April 20, 2001).

10.37

Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (Incorporated by reference from Exhibit 4.9 to the Company’s Form 8-K (File No. 1-8747) filed on April 20, 2001).

10.38

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

10.39

Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended January 1, 2004).

10.40	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
10.41

Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).

10.42(a)	AMC Entertainment Holdings, Inc. Amended and Restated 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.9 to the Company’s 8-K (File No. 1-8747) filed on June 13, 2007).
10.42(b)	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.42(c)	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE’s Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.43

Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 4, 2005).

10.44

Exhibitor Services Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).

10.45

First Amended and Restated Loews Screen Integration Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).

10.46

Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed February 20, 2007).

10.47

Amendment No. 1 to Credit Agreement, dated as of February 14, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K filed February 20, 2007).

10.48

Amendment No. 2 to Credit Agreement, dated as of March 13, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed March 15, 2007).

*10.49	Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi- Cinema, Inc.
10.50

Voting and Irrevocable Proxy Agreement, dated June 11, 2007, among AMC Entertainment Holdings, Inc., Carlyle Partners III Loews, L.P., CP III Coinvestment, L.P., Bain Capital Holdings (Loews) I, L.P., Bain Capital AIV (Loews) II, L.P., Spectrum Equity Investors IV, L.P., Spectrum Equity Investors Parallel IV, L.P. and Spectrum IV Investment Managers’ Fund, L.P. (incorporated by reference from Exhibit 10.6 to the Company’s 8-K (File No. 1-8747) filed on June 13, 2007)

10.51

Voting and Irrevocable Proxy Agreement, dated June 11, 2007, among AMC Entertainment Holdings, Inc., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., J.P. Morgan Partners Global Investors (Selldown) II, L.P., JPMP Global Fund/AMC/Selldown II, L.P., J.P. Morgan Partners Global Investors (Selldown) II-C, L.P., AMCE (Ginger), L.P., AMCE (Luke), L.P., AMCE (Scarlett), L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands Partners V(B), L.P., Apollo German Partners V GmbH & Co KG and other co-investors. (incorporated by reference from Exhibit 10.5 to the Company’s 8-K (File No. 1-8747) filed on June 13, 2007)

14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE’s Form 10-K filed on June 23, 2004).
*21	Subsidiaries of AMC Entertainment Inc.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*                    Filed herewith.