Form 10-Q
period 2007-09-27
AMC ENTERTAINMENT INC
filed 2007-11-08
CIK 722077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2007
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of September 27, 2007
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
	(unaudited)		(unaudited)
Revenues
Admissions	$478,373	$422,573	$895,247	$858,213
Concessions	196,203	176,745	380,430	357,789
Other revenue	26,828	32,233	48,219	61,383

Total revenues	701,404	631,551	1,323,896	1,277,385

Costs and Expenses
Film exhibition costs	251,778	219,220	473,625	447,171
Concession costs	22,986	20,777	45,173	42,792
Operating expense	169,616	163,259	326,141	318,440
Rent	115,581	111,753	228,289	224,072
General and administrative:
Merger, acquisition and transaction costs	817	1,970	2,801	5,721
Management fee	1,250	1,250	2,500	2,500
Other	12,701	14,268	25,789	30,041
Preopening expense	256	2,087	2,341	3,129
Theatre and other closure (income) expense	(1,618)	5,667	(16,446)	7,710
Depreciation and amortization	61,749	64,634	125,438	128,530
Disposition of assets and other gains	(1,698)	(7,286)	(1,698)	(5,850)

Total costs and expenses	633,418	597,599	1,213,953	1,204,256

Other expense (income)
Other	(5,628)	(5,974)	(9,025)	(7,434)
Interest expense
Corporate borrowings	36,019	50,280	72,131	100,291
Capital and financing lease obligations	1,892	1,190	3,557	2,518
Equity in (earnings) losses of non-consolidated entities	(25,172)	298	(27,425)	2,455
Investment income	(2,065)	(3,482)	(21,322)	(5,961)

Total other expense	5,046	42,312	17,916	91,869

Earnings (loss) from continuing operations before income taxes	62,940	(8,360)	92,027	(18,740)
Income tax provision	26,000	2,300	33,000	2,600

Earnings (loss) from continuing operations	36,940	(10,660)	59,027	(21,340)
Earnings (loss) from discontinued operations, net of income tax provision	—	(239)	—	2,440

Net earnings (loss)	$36,940	$(10,899)	$59,027	$(18,900)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 27, 2007	March 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$97,802	$317,163
Receivables, net of allowance for doubtful accounts of $1,105 as of September 27, 2007 and $1,221 as of March 29, 2007	71,126	65,532
Other current assets	38,385	30,402

Total current assets	207,313	413,097
Property, net	1,272,617	1,298,823
Intangible assets, net	218,585	234,176
Goodwill	2,031,049	2,056,053
Other long-term assets	83,808	94,811
Noncurrent assets held for sale	2,300	7,300

Total assets	$3,815,672	$4,104,260

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$125,394	$162,686
Accrued expenses and other liabilities	128,149	137,112
Deferred revenues and income	107,880	127,334
Current maturities of corporate borrowings and capital and financing lease obligations	9,994	24,271

Total current liabilities	371,417	451,403
Corporate borrowings	1,611,217	1,613,454
Capital and financing lease obligations	77,916	49,665
Deferred revenues—for exhibitor services agreement	229,899	231,045
Other long-term liabilities	361,173	366,813

Total liabilities	2,651,622	2,712,380

Stockholder's equity:
Common Stock, 1 share issued as of September 27, 2007 and March 29, 2007 with 1¢ par value	—	—
Additional paid-in capital	1,213,294	1,487,274
Accumulated other comprehensive loss	(11,338)	(3,834)
Accumulated deficit	(37,906)	(91,560)

Total stockholder's equity	1,164,050	1,391,880

Total liabilities and stockholder's equity	$3,815,672	$4,104,260

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-six Weeks Ended
	September 27, 2007	September 28, 2006
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$59,027	$(18,900)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	125,438	129,075
Stock-based compensation	1,020	2,056
Non-cash portion of pension and postretirement expense	727	3,219
Deferred income taxes	—	(596)
Release of valuation allowance recorded in purchase accounting for deferred income taxes	21,882	—
Equity in (earnings) losses from investments, net of distributions	(19,172)	2,455
Disposition of assets and other gains	(16,152)	(620)
Change in assets and liabilities, net of effects from Merger:
Receivables	12,834	5,858
Other assets	(2,610)	(1,953)
Accounts payable	(43,978)	(29,723)
Accrued expenses and other liabilities	(38,809)	(29,474)
Other, net	(4,571)	4,157

Net cash provided by operating activities	95,636	65,554

Cash flows from investing activities:
Capital expenditures	(57,530)	(64,105)
Construction project costs reimbursable by landlord	(3,388)	—
Net change in reimbursable construction advances	(12,073)	(4,984)
Partnership investments	(4,060)	—
Proceeds from disposition of Fandango	17,977	—
Proceeds from disposition of HGCSA	28,682	—
Proceeds from restricted cash	1,513	—
LCE screen integration payments	(3,657)	—
Proceeds on disposition of long-term assets	175	64,193
Proceeds from disposal-discontinued operations	—	35,446
Purchase of software and other computer equipment	(5,905)	(306)
Other, net	(163)	(2,905)

Net cash provided by (used in) investing activities	(38,429)	27,339

Cash flows from financing activities:
Construction project costs reimbursed by landlord	13,141	—
Repayment of Cinemex Credit Facility	(12,100)	(744)
Principal payments under capital and financing lease obligations	(2,008)	(1,849)
Principal payments under mortgage	(2,187)	(55)
Principal payments on Term Loan B	(3,250)	(3,250)
Change in construction payables	6,091	(3,307)
Dividends paid to Marquee Holdings Inc.	(275,000)	—
Deferred financing costs	—	(2,062)

Net cash used in financing activities	(275,313)	(11,267)

Effect of exchange rate changes on cash and equivalents	(1,255)	(3,113)

Net increase (decrease) in cash and equivalents	(219,361)	78,513
Cash and equivalents at beginning of period	317,163	230,115

Cash and equivalents at end of period	$97,802	$308,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $696 and $968)	$73,566	$99,453
Income taxes paid	16,145	546
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$13,000	$7,060

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2007
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada ("U.S. and Canada") and in Mexico, China (Hong Kong), France and the United Kingdom. The Company's U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company's International theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the merger with Loews on January 26, 2006.

        All of AMCE's capital stock is currently owned directly by Marquee Holdings Inc. ("Holdings"). On June 11, 2007, Marquee Merger Sub Inc. ("merger sub"), a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent"), merged with and into Holdings, with Holdings continuing as the surviving corporation (the "holdco merger"). Parent was formed on June 6, 2007. As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by J.P. Morgan Partners, LLC, Apollo Management, L.P. and certain related investment funds and affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors (collectively with J.P. Morgan Partners, LLC and Apollo Management, L.P., the "Sponsors"), (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Parent.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 29, 2007. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 27, 2007 are not necessarily indicative of the results to be expected for the fiscal year (53 weeks) ending April 3, 2008.

        The March 29, 2007 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

        Revenues:    The Company defers 100% of the revenue associated with the sales of discounted theatre tickets until such time as the items are redeemed or management believes future redemption to be remote. During the thirteen weeks ended September 27, 2007, management changed its estimate of when it believes future redemption to be remote for discounted theatre tickets from 24 months from the date of sale to 18 months from the date of sale. Management believes the 18 month estimate is supported by its continued development of redemption history and that it is reflective of management's current best estimate. This change in estimate had the effect of increasing other revenues by approximately $4.2 million.

NOTE 2—ACQUISITIONS

        On June 20, 2005, Holdings, the parent company of AMCE, entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger (the "Merger" and collectively, the "Mergers"). The transaction closed on January 26, 2006. Upon completion of the Mergers, the stockholders of Holdings immediately prior to the Mergers, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., held approximately 60% of the outstanding capital stock of Holdings, and the stockholders of LCE Holdings immediately prior to the Merger, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, held approximately 40% of the outstanding capital stock of Holdings.

        The Company has accounted for the Merger as a purchase in accordance with SFAS No. 141, Business Combinations, for an estimated purchase price of $537,171,000. Results of operations of Loews are included in the Company's Consolidated Statements of Operations from January 26, 2006. The acquisition included 112 theatres with 1,308 screens in the United States, 40 theatres with 443 screens in Mexico (Cinemex), 4 managed/joint venture theatres with 55 screens in the United States and a 50% interest in Yelmo Cineplex, S.L. ("Yelmo"), which operated 27 theatres with 311 screens in Spain that was accounted for using the equity method until December 2006 when the Company disposed of its investment in Yelmo. The Merger did not constitute a change in control.

NOTE 3—DISCONTINUED OPERATIONS

        On May 11, 2006, the Company sold two of its wholly owned subsidiaries, AMC Entertainment España S.A. and Actividades Multi Cinemeas E Espectáculos, LDA (collectively "Iberia"), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the Company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The Company no longer has continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as the Company no longer has operations or significant cash flows from the Iberia component.

        Information presented for all periods reflects the discontinued operations classification. All affected amounts within the consolidated financial statements have been adjusted accordingly. The results of operations of the Iberia theatres were previously reported in the Company's International theatrical exhibition operating segment. The Company has recorded a gain on sale of Iberia of approximately $2,889,000 during fiscal 2007 which is included in discontinued operations. Goodwill of $11,712,000 was allocated to the Iberia theatres in connection with the sale.

        Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data (in thousands):

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	September 28, 2006	September 28, 2006
Revenues
Admissions	$—	$3,892
Concessions	—	1,292
Other revenue	—	172

Total revenues	—	5,356

Costs and Expenses
Film exhibition costs	—	1,901
Concession costs	—	255
Operating expense	—	1,189
Rent	—	1,410
General and administrative—other	—	50
Depreciation and amortization	—	545
Disposition of assets and other gains	239	(2,650)

Total costs and expenses	239	2,700

Interest expense	—	220
Investment income	—	(4)

Total other expense	—	216

Earnings (loss) before income taxes	(239)	2,440
Income tax provision	—	—

Earnings (loss) from discontinued operations	$(239)	$2,440

NOTE 4—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
Net earnings (loss)	$36,940	$(10,899)	$59,027	$(18,900)
Foreign currency translation adjustment	(7,863)	4,250	(8,437)	(5,126)
Pension liability adjustments	(282)	—	(565)	—
Decrease (increase) in unrealized loss on Cinemex derivative agreements	568	(995)	1,204	(539)
Increase in unrealized gain on marketable equity securities	97	96	294	96

Total comprehensive earnings (loss)	$29,460	$(7,548)	$51,523	$(24,469)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 29, 2007	$1,860,198	$195,855	$2,056,053
Currency translation adjustment	—	2,251	2,251
Fair value adjustments LCE(1)	(21,882)	—	(21,882)
Fair value adjustment FIN 48(2)	(5,373)	—	(5,373)

Balance as of September 27, 2007	$1,832,943	$198,106	$2,031,049

(1)
Adjustments to fair value relate to the release of valuation allowance initially recorded in purchase accounting for deferred tax assets related to net operating loss carryforwards that are expected to be utilized on the 2008 tax return.

(2)
Adjustment relates to the cumulative effect of the change on accumulated deficit for the adoption of FIN 48. See Note 11—Income Taxes.

        Activity of other intangible assets is presented below.

		September 27, 2007		March 29, 2007
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 12 years	$115,284	$(28,207)	$117,607	$(25,448)
Loyalty program	3 years	46,000	(26,703)	46,000	(23,460)
LCE trade name	3 years	2,300	(770)	2,300	(540)
LCE/Cinemex advertising and management contracts	2 to 23 years	51,831	(24,154)	51,692	(17,510)
Other intangible assets	1 to 15 years	20,745	(18,749)	23,526	(20,935)

Total, amortizable		$236,160	$(98,583)	$241,125	$(87,893)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		7,008		6,944

Total, unamortized		$81,008		$80,944

        Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
Recorded Amortization	$7,578	$9,006	$15,847	$19,305

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of September 27, 2007 is projected below:

(In thousands)	2008	2009	2010	2011	2012
Projected amortization expense	$28,406	$22,195	$16,494	$14,540	$13,416

NOTE 6—STOCKHOLDER'S EQUITY

        On June 11, 2007, merger sub, a wholly-owned subsidiary of Parent, merged with and into Holdings, with Holdings continuing as the surviving corporation. As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Parent. AMCE used cash on hand to pay a dividend to Holdings of $275,000,000 and Holdings used a portion of the dividend to pay a dividend to Parent of $270,588,000. The payment of the $275,000,000 dividend from AMCE to Holdings reduced additional paid-in capital during the twenty-six weeks ended September 27, 2007.

        The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123(R) and SAB 107 and has valued the options using the Black-Scholes formula. The Company has recorded $520,000 and $1,036,000 of stock-based compensation expense related to these options within General and Administrative: Other, during the thirteen weeks ended September 27, 2007 and September 28, 2006, respectively, and has recognized an income tax benefit of $0 in its Consolidated Statements of Operations during the thirteen and twenty-six weeks ended September 27, 2007 and September 28, 2006. The Company has recorded $1,020,000 and $2,056,000 of stock-based compensation expense related to these options within General and Administrative: Other, during the twenty-six weeks ended September 27, 2007 and September 28, 2006, repectively, and has recognized an income tax benefit of $0 in its Consolidated Statements of Operations during the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively. One of the holders of stock options has put rights associated with his options deemed to be within his control whereby he can require Holdings to repurchase his options, and as a result, the expense for these options is remeasured each reporting period as liability based options at Holdings and the related compensation expense is included in AMCE's financial statements. However, since the put option that causes liability classification is a put to AMCE's parent Holdings rather than AMCE, AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $1,020,000 during the twenty-six weeks ended September 27, 2007. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123(R) and SAB 107 and has valued the options using the Black-Scholes formula including a contemporaneous valuation by an unrelated specialist as of September 27, 2007 which indicated a fair value price per share of the underlying shares of $1,300 per share. On June 12, 2007, the holder of the liability classified options exercised options on 500 shares at an exercise price of $1,000 per share, which was paid to Parent.

        In connection with the holdco merger, on June 11, 2007, Parent adopted an amended and restated 2004 stock option plan (f/k/a the 2004 Stock Option Plan of Marquee Holdings Inc.), originally adopted by Holdings on December 22, 2004 and previously amended by Holdings on November 7, 2006. Because the employees to whom the options were granted are employed by AMCE, AMCE continues to reflect the stock-based compensation expense associated with the options within its consolidated statement of operations. The option exercise price per share of $1,000 was adjusted to $491 per share pursuant to the antidilution provisions of the 2004 Stock Option Plan to give effect to the payment of a one time non-recurring dividend paid by Parent on June 15, 2007 of $652,800,000 to the holders of its 1,282,750 shares of common stock. The Company applied the guidance in SFAS 123(R) and determined that there was no incremental value transferred as a result of the modification and as a result no additional compensation cost to recognize.

        The Company's Chairman of the Board, President and Chief Executive Officer, Peter C. Brown, has an amended and restated employment agreement that generally will revert to his prior agreement in the event an initial public offering of Parent does not occur on or before December 31, 2007. In the event of an initial public offering on or before December 31, 2007, within 15 days after such initial public offering, Mr. Brown shall receive a grant of restricted stock or restricted stock units having a value of $2,567,000 on the date of grant based on the initial public offering price. This grant was an inducement for Mr. Brown to enter into his amended and restated employment agreement, whereby the term of his employment would be shorter than in his prior employment agreement and he would be subject to certain restrictive covenants that did not exist in his current employment agreement. Such grant shall vest in three equal annual installments on the first three anniversaries of the grant date.

        As discussed in Note 11—Income Taxes, the Company adopted the provisions of FIN 48. The cumulative effect of the change on adoption charged to accumulated deficit was $5,373,000.

NOTE 7—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of September 27, 2007, include an 18.6% interest in National CineMedia, LLC, a 50% interest in three domestic motion picture theatres, a 26% equity interest in Movietickets.com and a 33.3% interest in Digital Cinema Implementation Partners, LLC. Investments as of September 28, 2006 include a 50% equity interest in Yelmo, which was disposed of in December 2006, and a 50% interest in Hoyts General Cinemas South America ("HGCSA"), an entity that operated 17 theatres in South America, which was disposed of in July 2007.

        Condensed financial information of our significant non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Operating Results:

	13 Weeks Ended		26 Weeks Ended
(In thousands)	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
Revenues	$106,548	$113,680	$213,515	$212,807
Operating costs & expenses	66,097	91,098	140,829	192,258

Net earnings (loss)	$40,451	$22,582	$72,686	$20,549

The Company's recorded equity in (earnings) loss(1)	$(25,172)	$298	$(27,425)	$2,455

(1)
Certain differences in the Company's recorded investment over its proportional ownership share are amortized to equity in earnings or losses over the estimated useful life of the underlying assets or liabilities. The recorded equity in earnings of NCM following the IPO of NCM, Inc. do not include undistributed equity in earnings. The Company considered the excess distribution received following NCM, Inc.'s IPO as an advance on NCM's future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM until NCM's future net earnings equal the amount of the excess distribution. Distributed earnings from NCM included in equity in earnings were $7,649,000 during the twenty-six weeks ended September 27, 2007, and $5,839,000 during the thirteen weeks ended September 27, 2007.

        In May 2007 the Company disposed of its investment in Fandango, accounted for using the cost method, for total expected proceeds of approximately $20 million, of which $18.0 million was received in May and September 2007, and has recorded a gain on the sale included in investment income of approximately $16.0 million. In July 2007 the Company disposed of its investment in HGCSA for total proceeds of approximately $30 million and has recorded a gain on the sale included in equity in earnings of non-consolidated entities of approximately $18.8 million.

        As of September 27, 2007 and March 29, 2007, the Company has recorded $0.7 million and $0.9 million, respectively, of amounts due from National CineMedia, LLC related to on-screen advertising revenue. As of September 27, 2007 and March 29, 2007, the Company has recorded $13.0 million and $17.2 million, respectively, of amounts due to National CineMedia, LLC related to the Exhibitor Services Agreement and the Loews Screen Integration Agreement. The Company recorded revenues for advertising from National CineMedia, LLC of $7.5 million and $22.4 million during the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively.

NOTE 8—CAPITAL AND FINANCING LEASE OBLIGATION

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period, and therefore the Company is required to assess these projects upon completion of construction for sale and leaseback accounting under SFAS No. 98 Accounting for Leases. The Company recorded additions to its financing lease obligations of $30,241,000 during the twenty-six weeks ended September 27, 2007 for two theatres that opened during this period.

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Twenty-six Weeks Ended September 27, 2007			Twenty-six Weeks Ended September 28, 2006
	Theatre and Other	Merger Exit costs	Total	Theatre and Other	Merger Exit costs	Total
Beginning balance	$17,621	$1,274	$18,895	$21,716	$4,618	$26,334
Theatre and other closure (income) expense(1)	(16,103)	(343)	(16,446)	7,531	179	7,710
Transfer of deferred rent and capital lease obligations(1)	5,101	—	5,101	—	—	—
Purchase price adjustment	—	—	—	—	(988)	(988)
Cash (payments) receipts(1)	3,802	(698)	3,104	(9,868)	(1,434)	(11,302)

Ending balance	$10,421	$233	$10,654	$19,379	$2,375	$21,754

(1)
During the twenty-six weeks ended September 27, 2007, the Company recognized $16,446,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms at three of its theatres that were closed during the twenty-six weeks ended September 27, 2007 or where the lease terms were settled favorably during this period. The Company received net cash payments of $6.7 million in connection with these three lease terminations. The majority of the theatre closure income was recorded during the thirteen weeks ended June 28, 2007.

        The Company recorded a $4,845,000 liability related to the closure of Loews' duplicate administrative facilities in connection with the Mergers as part of purchase accounting. The remaining unpaid balance is included above as a component of Merger Exit costs.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        Theatre closure reserves at September 27, 2007 by operating segment are as follows (in thousands):

September 27, 2007
U.S. and Canada Theatrical Exhibition	$9,751
International Theatrical Exhibition	559
Other	58

Total segment reserves	10,368
Corporate	286

$10,654

NOTE 10—RESTRUCTURING

        The Company recognizes restructuring charges based upon the nature of the costs incurred. Costs resulting from one-time termination benefits where employees are not required to render future service to receive the benefits are recognized and a liability is recorded when management (i) commits to a plan of termination which identifies the number of employees to be terminated, their job classifications, locations, expected termination dates and when the plan is communicated to the employees and (ii) establishes the detailed terms of the benefits to be received by employees.

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

        A summary of restructuring activity, is set forth below (in thousands):

Twenty-six Weeks Ended
September 27, 2007
(In thousands)	Merger Severance Benefits
Beginning balance	$369
Payments	(369)

Ending balance	$—

        As of March 29, 2007, all restructuring reserves were included in our corporate operating segment. Payments related to the restructuring reserves were complete as of September 27, 2007.

NOTE 11—INCOME TAXES

Effective income tax rate

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	September 27, 2007	September 28, 2006
Federal statutory rate	35.0%	35.0%
Valuation allowance	(8.5)	(44.4)
State income taxes, net of federal tax benefit	8.5	(6.3)
Other, net	0.9	(0.3)

Effective tax rate	35.9%	(16.0)%

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

        The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting in the U.S. federal jurisdiction, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company's effective tax rate. The Company anticipates an ordinary loss for fiscal year 2008 in its Mexico tax jurisdiction and is unable to recognize the tax benefit; and as a result the Company estimates the effective annual effective tax rate for Mexico separately. The Company has recognized income tax provision related to the Mexico tax jurisdiction in the period in which income or loss is reported. The Company does not believe it can reliably estimate an effective annual tax rate in the Mexico tax jurisdiction, as small changes in estimated loss would produce a large change in the estimated annual effective tax rate.

        During the current period, income tax expense differed from the expected tax expense using the U.S. federal statutory tax rate of 35% primarily due to the change in valuation allowance recorded against net deferred tax assets offset by state income taxes. The prior year disposition of Portugal and Spain operations did not have a material impact on the income tax provision, as the tax benefit derived from the sale was fully offset by an increase in the valuation allowance.

Uncertain tax positions

        Effective March 30, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements. FIN 48 indicates that the impact from adoption should be reflected as a cumulative effect adjustment from a change in accounting principle to the beginning retained earnings amount reported for that fiscal year, unless the amount related to a previous business combination, in which case the impact would be recorded as an adjustment to the purchase price allocation for the previous business combination. The adjustment to the purchase price would first reduce remaining goodwill and identified intangibles related to the business combination and the residual would be reflected as a cumulative effect adjustment to beginning retained earnings.

        Prior to the adoption of FIN 48, the Company's financial statements did not include any tax contingencies, after consideration of the full valuation allowance recorded against net deferred tax assets. As a result of the adoption of FIN 48, the Company recorded a $5.3 million increase in current deferred tax assets, a $5.3 million reduction of goodwill, a $5.3 million current FIN 48 liability and a $5.3 million charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007.

        The amount of gross unrecognized tax benefits as of March 30, 2007 is $39.8 million. The amount of gross unrecognized tax benefits related to uncertainties that are estimated to take more than 12 months to resolve is $34.5 million. The Company's effective tax rate would not be impacted by the ultimate resolution of the uncertain tax positions because of the retention of a full valuation allowance against the net deferred tax assets. The amount of unrecognized tax benefits did not change as of September 27, 2007.

        The Company recognizes income tax-related interest expense and penalties as income tax expense and selling, general, and administrative expense, respectively. As of March 30, 2007 the company did not have any interest or penalties accrued associated with unrecognized tax benefits. The liabilities for interest and penalties did not change as of September 27, 2007.

        There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS examination of the tax years February 28, 2002 through December 31, 2003 for the former Loews Cineplex Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax year ended March 31, 2005 began during 2007. The IRS is currently evaluating a pre-filing agreement that the Company requested for a transaction entered into during the year ended March 29, 2007. As of September 27, 2007, the IRS has not proposed any adjustments. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the company has net operating loss ("NOL") carryforwards for tax years ended October 31, 2000 through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

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

        The Company made its annual pension contribution of $4,227,000 during its second quarter of fiscal 2008.

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended September 27, 2007 and September 28, 2006 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
Components of net periodic benefit cost:
Service cost	$105	$795	$208	$228
Interest cost	1,100	1,314	381	387
Expected return on plan assets	(1,151)	(1,116)	—	—
Amortization of gain	(282)	—	—	—
Amortization of transition obligation	10	—	—	—

Net periodic benefit cost (income)	$(218)	$993	$589	$615

        Net periodic benefit cost recognized for the plans during the twenty-six weeks ended September 27, 2007 and September 28, 2006 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
Components of net periodic benefit cost:
Service cost	$196	$1,592	$416	$456
Interest cost	2,200	2,629	762	774
Expected return on plan assets	(2,302)	(2,232)	—	—
Amortization of gain	(565)	—	—	—
Amortization of transition obligation	20	—	—	—

Net periodic benefit cost (income)	$(451)	$1,989	$1,178	$1,230

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. The Company estimates potential complete withdrawal liabilities for certain of these plans of approximately $7.6 million. As of September 27, 2007, no demand has been received by the Company related to these plans asserting either a complete or partial withdrawal liability.

NOTE 13—OPERATING SEGMENTS

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
Revenues
U.S. and Canada theatrical exhibition	$649,747	$585,298	$1,220,320	$1,182,989
International theatrical exhibition	51,657	46,231	103,576	94,360
Other	—	22	—	36

Total revenues	$701,404	$631,551	$1,323,896	$1,277,385

Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$131,274	$109,231	$227,159	$225,478
International theatrical exhibition	15,720	13,784	31,367	27,776
Other	77	(499)	(79)	(910)

Segment Adjusted EBITDA	$147,071	$122,516	$258,447	$252,344

        A reconciliation of earnings (loss) from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
Earnings (loss) from continuing operations before income taxes	$62,940	$(8,360)	$92,027	$(18,740)
Plus:
Interest expense	37,911	51,470	75,688	102,809
Depreciation and amortization	61,749	64,634	125,438	128,530
Preopening expense	256	2,087	2,341	3,129
Theatre and other closure (income) expense	(1,618)	5,667	(16,446)	7,710
Disposition of assets and other gains	(1,698)	(7,286)	(1,698)	(5,850)
Equity in (earnings) losses of non-consolidated entities	(25,172)	298	(27,425)	2,455
Investment income	(2,065)	(3,482)	(21,322)	(5,961)
Other income(1)	—	—	(1,246)	—
General and administrative expense—unallocated:
Merger and acquisition costs	817	1,970	2,801	5,721
Management fee	1,250	1,250	2,500	2,500
Other(2)	12,701	14,268	25,789	30,041

Segment Adjusted EBITDA	$147,071	$122,516	$258,447	$252,344

(1)
Other income is comprised of recoveries for property loss related to Hurricane Katrina.

(2)
Includes stock-based compensation expense of $520,000 and $1,036,000 for the thirteen weeks ended September 27, 2007 and September 28, 2006, respectively, and $1,020,000 and $2,056,000 for the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively.

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of the Company's debt are full and unconditional and joint and several. The Company and its subsidiary guarantor's investments in its Consolidated Subsidiaries are presented under the equity method of accounting.

Thirteen weeks ended September 27, 2007 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$447,450	$30,923	$—	$478,373
Concessions	—	176,786	19,417	—	196,203
Other revenue	—	18,954	7,874	—	26,828

Total revenues	—	643,190	58,214	—	701,404

Costs and Expenses
Film exhibition costs	—	237,941	13,837	—	251,778
Concession costs	—	19,025	3,961	—	22,986
Operating expense	—	153,662	15,954	—	169,616
Rent	—	106,811	8,770	—	115,581
General and administrative:
Merger, acquisition and transaction costs	48	769	—	—	817
Management fee	—	1,250	—	—	1,250
Other	39	9,849	2,813	—	12,701
Preopening expense	—	376	(120)	—	256
Theatre and other closure income	—	(1,275)	(343)	—	(1,618)
Depreciation and amortization	—	54,649	7,100	—	61,749
Disposition of assets and other gains	—	(1,698)	—	—	(1,698)

Total costs and expenses	87	581,359	51,972	—	633,418

Other expense (income)
Equity in net earnings of subsidiaries	(34,316)	(14,587)	—	48,903	—
Other income	—	(5,628)	—	—	(5,628)
Interest expense
Corporate borrowings	33,252	37,209	3,021	(37,463)	36,019
Capital and financing lease obligations	—	1,642	250	—	1,892
Equity in (earnings) losses of non- consolidated entities	(300)	(6,488)	(18,384)	—	(25,172)
Investment income	(37,463)	(1,233)	(832)	37,463	(2,065)

Total other expense (income)	(38,827)	10,915	(15,945)	48,903	5,046

Earnings from continuing operations before income taxes	38,740	50,916	22,187	(48,903)	62,940
Income tax provision (benefit)	1,800	16,600	7,600	—	26,000

Earnings from continuing operations	36,940	34,316	14,587	(48,903)	36,940
Earnings from discontinued operations, net of income taxes	—	—	—	—	—

Net earnings	$36,940	$34,316	$14,587	$(48,903)	$36,940

Twenty-six weeks ended September 27, 2007 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$832,093	$63,154	$—	$895,247
Concessions	—	340,203	40,227	—	380,430
Other revenue	—	35,331	12,888	—	48,219

Total revenues	—	1,207,627	116,269	—	1,323,896

Costs and Expenses
Film exhibition costs	—	445,192	28,433	—	473,625
Concession costs	—	36,391	8,782	—	45,173
Operating expense	—	296,050	30,091	—	326,141
Rent	—	210,553	17,736	—	228,289
General and administrative:
Merger, acquisition and transaction costs	73	2,676	52	—	2,801
Management fee	—	2,500	—	—	2,500
Other	78	20,085	5,626	—	25,789
Preopening expense	—	2,341	—	—	2,341
Theatre and other closure income	—	(11,471)	(4,975)	—	(16,446)
Depreciation and amortization	—	110,582	14,856	—	125,438
Disposition of assets and other gains	—	(1,698)	—	—	(1,698)

Total costs and expenses	151	1,113,201	100,601	—	1,213,953

Other expense (income)
Equity in net earnings of subsidiaries	(53,601)	(20,443)	—	74,044	—
Other income	—	(9,025)	—	—	(9,025)
Interest expense
Corporate borrowings	66,542	74,479	6,166	(75,056)	72,131
Capital and financing lease obligations	—	2,247	1,310	—	3,557
Equity in (earnings) losses of non-consolidated entities	(763)	(8,536)	(18,126)	—	(27,425)
Investment income	(75,056)	(19,697)	(1,625)	75,056	(21,322)

Total other expense (income)	(62,878)	19,025	(12,275)	74,044	17,916

Earnings from continuing operations before income taxes	62,727	75,401	27,943	(74,044)	92,027
Income tax provision (benefit)	3,700	21,800	7,500	—	33,000

Earnings from continuing operations	59,027	53,601	20,443	(74,044)	59,027
Earnings from discontinued operations, net of income taxes	—	—	—	—	—

Net earnings	$59,027	$53,601	$20,443	$(74,044)	$59,027

Thirteen weeks ended September 28, 2006:

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$394,460	$28,113	$—	$422,573
Concessions	—	159,541	17,204	—	176,745
Other revenue	—	25,049	7,184	—	32,233

Total revenues	—	579,050	52,501	—	631,551

Costs and Expenses
Film exhibition costs	—	206,863	12,357	—	219,220
Concession costs	—	16,724	4,053	—	20,777
Operating expense	—	148,886	14,373	—	163,259
Rent	—	103,446	8,307	—	111,753
General and administrative:
Merger and acquisition costs	—	1,970	—	—	1,970
Management fee	—	1,250	—	—	1,250
Other	49	11,640	2,579	—	14,268
Preopening expense	—	1,625	462	—	2,087
Theatre and other closure expense	—	5,680	(13)	—	5,667
Depreciation and amortization	—	58,466	6,168	—	64,634
Disposition of assets and other losses	—	(7,084)	(202)	—	(7,286)

Total costs and expenses	49	549,466	48,084	—	597,599

Other expense (income)
Equity in net earnings of subsidiaries	(6,367)	543	—	5,824	—
Other income	—	(5,974)	—	—	(5,974)
Interest expense
Corporate borrowings	47,711	33,036	3,961	(34,428)	50,280
Capital and financing lease obligations	—	1,120	70	—	1,190
Equity in (earnings) losses on non- consolidated entities	—	298		—	298
Investment income	(30,494)	(7,048)	(368)	34,428	(3,482)

Total other expense (income)	10,850	21,975	3,663	5,824	42,312

Earnings (loss) from continuing operations before income taxes	(10,899)	7,609	754	(5,824)	(8,360)
Income tax provision (benefit)	—	1,242	1,058	—	2,300

Earnings (loss) from continuing operations	(10,899)	6,367	(304)	(5,824)	(10,660)
Loss from discontinued operations, net of income	—	—	(239)	—	(239)

Net earnings (loss)	$(10,899)	$6,367	$(543)	$(5,824)	$(10,899)

Twenty-six weeks ended September 28, 2006:

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$798,343	$59,870	$—	$858,213
Concessions	—	321,594	36,195	—	357,789
Other revenue	—	49,338	12,045	—	61,383

Total revenues	—	1,169,275	108,110	—	1,277,385

Costs and Expenses
Film exhibition costs	—	420,567	26,604	—	447,171
Concession costs	—	34,477	8,315	—	42,792
Operating expense	—	290,055	28,385	—	318,440
Rent	—	207,468	16,604	—	224,072
General and administrative:
Merger and acquisition costs	—	5,721	—	—	5,721
Management fee	—	2,500	—	—	2,500
Other	98	24,678	5,265	—	30,041
Preopening expense	—	2,190	939	—	3,129
Theatre and other closure expense	—	7,690	20	—	7,710
Depreciation and amortization	—	113,303	15,227	—	128,530
Disposition of assets and other losses	—	(5,850)	—	—	(5,850)

Total costs and expenses	98	1,102,799	101,359	—	1,204,256

Other expense (income)
Equity in net earnings of subsidiaries	(15,468)	(1,490)	—	16,958	—
Other income	—	(7,434)	—	—	(7,434)
Interest expense
Corporate borrowings	94,903	66,528	7,413	(68,553)	100,291
Capital and financing lease obligations	—	2,058	460	—	2,518
Equity in (earnings) losses on non- consolidated entities	—	2,455		—	2,455
Investment income	(60,633)	(12,751)	(1,130)	68,553	(5,961)

Total other expense (income)	18,802	49,366	6,743	16,958	91,869

Earnings (loss) from continuing operations before income taxes	(18,900)	17,110	8	(16,958)	(18,740)
Income tax provision (benefit)	—	1,642	958	—	2,600

Earnings (loss) from continuing operations	(18,900)	15,468	(950)	(16,958)	(21,340)
Loss from discontinued operations, net of income	—	—	2,440	—	2,440

Net earnings (loss)	$(18,900)	$15,468	$1,490	$(16,958)	$(18,900)

As of September 27, 2007 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$29,628	$68,174	$—	$97,802
Receivables, net	6,869	47,513	16,744	—	71,126
Other current assets	—	28,586	9,799	—	38,385

Total current assets	6,869	105,727	94,717	—	207,313
Investment in equity of subsidiaries	225,434	254,157	—	(479,591)	—
Property, net	—	1,135,938	136,679	—	1,272,617
Intangible assets, net	—	194,175	24,410	—	218,585
Intercompany advances	2,424,417	(2,417,396)	(7,021)	—	—
Goodwill	—	1,832,943	198,106	—	2,031,049
Other long-term assets	32,545	36,605	14,658	—	83,808
Noncurrent assets held for sale	—	2,300	—	—	2,300

Total assets	$2,689,265	$1,144,449	$461,549	$(479,591)	$3,815,672

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$112,326	$13,068	$—	$125,394
Accrued expenses and other liabilities	11,123	106,099	10,927	—	128,149
Deferred revenues and income	—	97,489	10,391	—	107,880
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,381	113	—	9,994

Total current liabilities	17,623	319,295	34,499	—	371,417
Corporate borrowings	1,507,592	—	103,625	—	1,611,217
Capital and financing lease obligations	—	64,996	12,920	—	77,916
Deferred revenues—for exhibitor services agreement	—	229,899	—	—	229,899
Other long-term liabilities	—	304,825	56,348	—	361,173

Total liabilities	1,525,215	919,015	207,392	—	2,651,622
Stockholder's equity	1,164,050	225,434	254,157	(479,591)	1,164,050

Total liabilities and stockholder's equity	$2,689,265	$1,144,449	$461,549	$(479,591)	$3,815,672

As of March 29, 2007 (in thousands):

	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$287,422	$29,741	$—	$317,163
Receivables, net	3,289	36,526	25,717	—	65,532
Other current assets	—	23,310	7,092	—	30,402

Total current assets	3,289	347,258	62,550	—	413,097
Investment in equity of subsidiaries	199,721	227,960	—	(427,681)	—
Property, net	—	1,154,258	144,565	—	1,298,823
Intangible assets, net	—	208,326	25,850	—	234,176
Intercompany advances	2,685,922	(2,693,427)	7,505	—	—
Goodwill	—	1,860,198	195,855	—	2,056,053
Other long-term assets	34,060	35,980	24,771	—	94,811
Non-current assets held for sale	—	7,300	—	—	7,300

Total assets	$2,922,992	$1,147,853	$461,096	$(427,681)	$4,104,260

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$147,364	$15,322	$—	$162,686
Accrued expenses and other liabilities	13,837	111,239	12,036	—	137,112
Deferred revenues and income	—	119,704	7,630	—	127,334
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	4,972	12,799	—	24,271

Total current liabilities	20,337	383,279	47,787	—	451,403
Corporate borrowings	1,510,775	—	102,679	—	1,613,454
Capital and financing lease obligations	—	37,052	12,613	—	49,665
Deferred revenues for exhibitor services agreement	—	231,045	—	—	231,045
Other long-term liabilities	—	296,756	70,057	—	366,813

Total liabilities	1,531,112	948,132	233,136	—	2,712,380
Stockholder's equity	1,391,880	199,721	227,960	(427,681)	1,391,880

Total liabilities and stockholder's equity	$2,922,992	$1,147,853	$461,096	$(427,681)	$4,104,260

Twenty-six weeks ended September 27, 2007 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$4,868	$70,044	$20,724	$—	$95,636

Cash flows from investing activities:
Capital expenditures	—	(53,591)	(3,939)	—	(57,530)
Construction project costs reimbursable	—	(2,507)	—	—	(2,507)
Net change in reimbursable construction advances	—	(12,954)	—	—	(12,954)
Partnership (investments) distributions, net	—	—	(4,060)	—	(4,060)
Proceeds from disposal of Fandango	—	17,977	—	—	17,977
Proceeds from disposal of HGCSA	—	—	28,682	—	28,682
Proceeds from restricted cash	—	—	1,513	—	1,513
LCE screen integration payment	—	(3,657)	—	—	(3,657)
Proceeds on disposal of long-term assets	—	175	—	—	175
Purchase of software and other computer equipment	—	(5,669)	(236)	—	(5,905)
Other, net	—	(673)	510	—	(163)

Net cash (used in) investing activities	—	(60,899)	22,470	—	(38,429)

Cash flows from financing activities:
Construction project costs reimbursed by landlord	—	13,141	—	—	13,141
Repayment of Cinemex Credit Facility	—	—	(12,100)	—	(12,100)
Principal payments under Capital and Financing lease obligation	—	(1,701)	(307)	—	(2,008)
Principal payments under mortgage	—	(2,187)	—	—	(2,187)
Principal payments on Term Loan B	(3,250)	—	—	—	(3,250)
Change in construction payables	—	6,091	—	—	6,091
Dividends paid Marquee Holdings Inc.	(275,000)	—	—	—	(275,000)
Change in intercompany advances	273,382	(282,283)	8,901	—	—

Net cash used in financing activities	(4,868)	(266,939)	(3,506)	—	(275,313)

Effect of exchange rate changes on cash and equivalents	—	—	(1,255)	—	(1,255)

Net increase (decrease) in cash and equivalents	—	(257,794)	38,433	—	(219,361)
Cash and equivalents at beginning of period	—	287,422	29,741	—	317,163

Cash and equivalents at end of period	$—	$29,628	$68,174	$—	$97,802

Twenty-six weeks ended September 28, 2006 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net cash provided by operating activities	$(41,893)	$86,016	$21,431	$—	$65,554

Cash flows from investing activities:
Capital expenditures	—	(50,804)	(13,301)	—	(64,105)
Net change in reimbursable construction advances	—	(4,984)	—	—	(4,984)
Proceeds on disposition of long-term assets	—	64,193	—	—	64,193
Proceeds from disposal—discontinued operations	—	—	35,446	—	35,446
Purchase of software and other computer equipment	—	(306)	—	—	(306)
Other, net	2,777	(6,092)	410	—	(2,905)

Net cash provided by investing activities	2,777	2,007	22,555	—	27,339

Cash flows from financing activities:
Repayment of Cinemex Credit Facility	—	—	(744)	—	(744)
Principal payments under capital and financing lease obligations	—	(1,504)	(345)	—	(1,849)
Principal payments under mortgage	—	(55)	—	—	(55)
Payment on Term Loan B	(3,250)	—	—	—	(3,250)
Change in construction payables	—	(3,307)	—	—	(3,307)
Change in intercompany advances	44,428	(5,282)	(39,146)	—	—
Deferred financing costs	(2,062)	—	—	—	(2,062)

Net cash provided by (used in) financing activities	39,116	(10,148)	(40,235)	—	(11,267)

Effect of exchange rate changes on cash and equivalents	—	—	(3,113)	—	(3,113)

Net increase (decrease) in cash and equivalents	—	77,875	638	—	78,513
Cash and equivalents at beginning of period	—	196,445	33,670	—	230,115

Cash and equivalents at end of period	$—	$274,320	$34,308	$—	$308,628

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

        On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case and on January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies. AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $21 million, which is expected to be incurred over a 4-5 year term. Through September 27, 2007 AMCE has not incurred any of these costs. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed the court's order to the Ninth Circuit Court of Appeals and anticipates a decision within 6 months.

        As a result of the January 10, 2006 order, AMCE estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $47.5 million, which is expected to be incurred over the remaining term of the consent order of eighteen months or as extended by agreement between the parties. Through September 27, 2007 AMCE has incurred approximately $15.1 million of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company will be required to adopt this standard in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value to any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or the first quarter of fiscal 2009 for the Company. Early adoption is permitted. The Company does not anticipate this standard having a material effect on its consolidated financial statements.

        In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48" or the "Interpretation"), which clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the new requirements in the first quarter of fiscal 2008. As a result of the adoption of FIN 48, the Company recorded a $5.3 million increase in current deferred tax assets, a $5.3 million reduction of goodwill, a $5.3 million current FIN 48 liability and a $5.3 million charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007. See Note 11—Income Taxes.

NOTE 17—RELATED PARTY TRANSACTIONS

Governance Agreements

        In connection with the Mergers, Holdings, the Sponsors and the other pre-existing stockholders of Holdings, as applicable, entered into various agreements defining the rights of Holdings' stockholders with respect to voting, governance and ownership and transfer of the stock of Holdings, including a Second Amended and Restated Certificate of Incorporation of Holdings, a Second Amended and Restated Stockholders Agreement, a Voting Agreement among Holdings and the pre-existing stockholders of Holdings, a Voting Agreement among Holdings and the former stockholders of LCE Holdings and an Amended and Restated Management Stockholders Agreement among Holdings and certain members of management of Holdings who are stockholders of Holdings. These agreements terminated on June 11, 2007, the date of the holdco merger, and were superseded by substantially identical agreements entered into by the Parent, the Sponsors and our other stockholders (collectively, the "Governance Agreements").

        The Governance Agreements provide that the Board of Directors for the Parent will consist of up to nine directors, two of whom are designated by JPMP, two of whom are designated by Apollo, one of whom is the Chief Executive Officer of the Parent, one of whom is designated by Carlyle, one of whom is designated by Bain, one of whom is designated by Spectrum and one of whom is designated by Bain, Carlyle and Spectrum, voting together, so long as such designee is consented to by each of Bain and Carlyle. Each of the directors respectively designated by JPMP, Apollo, Bain, Carlyle and Spectrum have three votes on all matters placed before the Board of Directors of the Parent, Holdings and AMCE and

the Chief Executive Officer of the Parent and the director designated by Bain, Carlyle, and Spectrum voting together will have one vote each. The number of directors respectively designated by the Sponsors will be reduced upon a decrease in such Sponsors' ownership in the Parent below certain thresholds.

        The Voting Agreement among the Parent and the pre-existing stockholders of the Parent provides that, until the fifth anniversary of the Mergers (the "Blockout Period"), the former continuing stockholders of the Parent (other than Apollo and JPMP) will generally vote their voting shares of capital stock of the Parent in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among the Parent and the former stockholders of LCE further provides that during the Blockout Period, the former LCE stockholders will generally vote their voting shares of capital stock of the Parent on any matter as directed by any two of Bain, Carlyle and Spectrum, except in certain specified instances. In addition, certain actions of the Parent, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10.0 million, the settlement of claims or litigation in excess of $2.5 million, an initial public offering of the Parent, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5.0 million or engaging in new lines of business, require the approval of either (i) any three of JPMP, Apollo, Carlyle or Bain or (ii) Spectrum and (a) either JPMP or Apollo and (b) either Bain or Carlyle (the "Requisite Stockholder Majority") if at such time the Sponsors collectively held at least a majority of the Parent's voting shares.

        Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of the Parent or AMCE, the Governance Agreements prohibit the Sponsors and the other pre-existing stockholders of the Parent from transferring any of their interests in the Parent, other than (i) certain permitted transfers to affiliates or to persons approved of by the Sponsors and (ii) transfers after the Blockout Period but prior to an initial public offering subject to the rights described below.

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

        Drag-along rights.    If, prior to an initial public offering, Sponsors constituting a Requisite Stockholder Majority propose to transfer shares of the Parent to an independent third party in a bona fide arm's-length transaction or series of transactions that results in a sale of all or substantially all of the Parent, such Sponsors may elect to require each of the other stockholders of the Parent to transfer to such third party all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

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

        The Governance Agreements also provide for certain registration rights in the event of an initial public offering of the Parent, including the following:

        Demand rights.    Subject to the consent of at least two of any of JPMP, Apollo, Carlyle and Bain during the first two years following an initial public offering, each Sponsor has the right at any time following an initial public offering to make a written request to the Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders at the Parent's expense, subject to certain limitations. Subject to the same consent requirement, the other pre-existing stockholders of the Parent as a group have the right at any time following an initial public offering to make one written request to the Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders with an aggregate offering price to the public of at least $200 million.

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

Amended and Restated Fee Agreement

        In connection with the Mergers, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provided for an annual management fee of $5.0 million, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the fee agreement provided for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Holdings of up to $3.5 million for fees payable by Holdings in any single fiscal year in order to maintain AMCE's and its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. The Amended and Restated Fee Agreement terminated on June 11, 2007, the date of the holdco merger, and was superseded by a substantially identical agreement entered into by AMC Entertainment Holdings, Inc., Holdings, AMCE, the Sponsors and other stockholders.

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

        Holdings is owned indirectly by the Sponsors, other co-investors and by certain members of management through their interests in the Parent as follows: JPMP (20.784%); Apollo (20.784%); Bain Capital Partners (15.090%); The Carlyle Group (15.090%); Spectrum Equity Investors (9.764%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.899%); Co-Investment Partners, L.P. (3.899%);

Caisse de Depot et Placement du Quebec (3.120%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.730%); SSB Capital Partners (Master Fund) I, L.P. (1.950%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., CSFB Credit Opportunities Fund (Employee), L.P. and CSFB Credit Opportunities Fund (Helios), L.P. (1.560%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.780%); Screen Investors 2004, LLC (0.152%); and members of management (0.400%).

Control Arrangement

        The Sponsors have the ability to control the Company's affairs and policies and the election of directors and appointment of management.

Continuing Service Agreement

        In connection with the termination of an employment agreement with Loews, the Company is paying Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, paid him a lump sum payment of $1,575,000, and provided outplacement assistance and automobile benefits through December 31, 2006. In addition, in order to facilitate integration following the Mergers, the Company entered into an agreement with Mr. Reid, whereby Mr. Reid provided certain transitional consulting services to the Company and reported to Mr. Peter C. Brown, the Company's Chief Executive Officer. Pursuant to the continuing service agreement, the Company paid Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for the final five months. The continuing services agreement terminated in February 2007 and the final severance payment to Mr. Reid was made during the thirteen weeks ended September 27, 2007.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        In addition to historical information, this Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment Inc.," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the twenty-six weeks ended September 27, 2007, we opened four new theatres with 58 screens in the U.S., closed eight theatres with 84 screens in the U.S., and sold seventeen theatres with 160 screens in connection with our disposition of Hoyts General Cinemas South America ("HGCSA") in Argentina, Brazil, Chile and Uruguay. As of September 27, 2007, we owned, operated or had interests in 358 theatres and 5,128 screens with 89%, or 4,585, of our screens in the U.S. and Canada, and 11%, or 543, of our screens in Mexico, China (Hong Kong), France and the United Kingdom.

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

        On March 29, 2005, AMC Entertainment, along with Regal Entertainment Group ("Regal"), combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We record our share of on-screen advertising revenues generated by NCM in other theatre revenues. We contributed fixed assets and exhibitor agreements of our cinema screen advertising subsidiary National Cinema Network, Inc. ("NCN") to NCM. We also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to our investment in NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM issued a 37% interest in its Class A units to NCN. Since that date, our interest in NCM has declined to 18.6% due to the entry of new investors. On February 13, 2007, NCM, Inc., a newly-formed entity that serves as the sole manager of NCM, announced the pricing of its initial public offering of 42,000,000 shares of common stock at a price of $21.00 per share. Subsequent to the NCM, Inc. IPO, we hold a 18.6% interest in NCM. AMCE received net proceeds upon completion of the NCM initial public offering of $517.1 million. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem certain of our notes; on March 19, 2007 we redeemed $212.8 million aggregate principal amount of our 9 1/2% senior subordinated notes due 2011 at 100% of principal value; on March 23, 2007 we redeemed $205.0 million aggregate principal amount of our senior floating rate notes due 2010 at 103% of principal value; and on March 23, 2007, we redeemed $175.0 million aggregate principal amount of our 9 7/8% senior subordinated notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3.5 million.

        In connection with the completion of NCM, Inc.'s IPO, we also entered into an Exhibitor Services Agreement ("ESA") with NCM whereby in exchange for approximately $231.3 million, we agreed to modify NCM's payment obligations under the prior Exhibitor Services Agreement. We have recorded the payment received for modification of the ESA as deferred revenues in our consolidated financial statements. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which we are paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to us, Regal and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment.

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

        In December 2006 we disposed of our equity method investment in Yelmo, which owned and operated 27 theaters with 310 screens in Spain on the date of sale, for sales proceeds of approximately $52 million.

        On November 7, 2006, our Board of Directors approved an amendment to freeze our Defined Benefit Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Enhancement Plan (the "Plans") as of December 31, 2006. On December 20, 2006 we amended and restated the Plans to implement the freeze as of December 31, 2006. As a result of the freeze there will be no further benefits accrued after December 31, 2006, but there will be continued vesting for associates with less than five years of vesting service. We will continue to fund existing benefit obligations and there will be no new participants in the future. As a result of amending and restating the Plans to implement the freeze, we recognized a curtailment gain of $11.0 million in our consolidated financial statements which reduced our pension expense for fiscal 2007.

        In May 2007 we disposed of our investment in Fandango for total expected proceeds of approximately $20 million, of which $18.0 million was received in May and September 2007, and have recorded a gain on the sale, included in investment income, of approximately $16.0 million.

        In July 2007 we disposed of our investment in HGCSA, an entity that operated 17 theatres in South America, for sales proceeds of approximately $30 million and have recorded a gain on the sale included in equity in earnings of non-consolidated entities of approximately $18.8 million.

        For financial reporting purposes we have three segments, (1) U.S. and Canada theatrical exhibition, (2) International theatrical exhibition and (3) Other, with the most significant activity in "Other" related to on-screen advertising.

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

        See Note 1—Basis of Presentation for discussion of the change in estimate for other revenues recorded during the thirteen weeks ended September 27, 2007.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe our introduction of the megaplex concept to North America in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through September 27, 2007, AMC Entertainment and Loews added 203 theatres with 3,655 new screens, acquired 431 theatres with 3,007 screens and disposed of 687 theatres with 4,183 screens. As of September 27, 2007, approximately 73% of our screens in the U.S. and Canada were located in megaplex theatres.

Stock-Based Compensation

        We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R), "Shared-Based Payment (Revised)" and Staff Accounting Bulletin No 107 "Share Based Payments". Under SFAS 123(R), compensation cost is calculated on the date of the grant and then amortized over the vesting period. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions: common stock value on the grant date, risk-free interest rate, expected term, expected volatility, and dividend yield. Option awards which require classification as a liability under FAS 123R are revalued at each subsequent reporting date using the Black-Scholes model.

        We granted 38,876.72873 options on December 23, 2004 and 600 options on January 26, 2006 to employees to acquire our common stock. The fair value of these options on their respective grant dates was $22,373,000 and $138,000. All of these options are equity classified for AMCE. One of the holders of stock options has put rights associated with his options deemed to be within his control whereby he can require Holdings to repurchase his options and, as a result, the expense for these options is remeasured each reporting period as liability based options at the Holdings level and the related compensation expense is included in AMCE's financial statements. However, since the put option that causes liability classification is a put to AMCE's parent Holdings rather than AMCE, AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation.

        One holder of options which are classified as a liability by Holdings exercised options on 500 shares during the twenty-six weeks ended September 27, 2007.

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

        For the 7,684.57447 option awards classified as liabilities by Holdings, the Company revalued the options at each period end following the grant date using the Black-Scholes model. In valuing this liability, Holdings used a fair value of common stock of $1,300 per share, which was based on a contemporaneous valuation by an unrelated valuation specialist as of September 27, 2007.

        On June 11, 2007, Marquee Merger Sub Inc. ("merger sub"), a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent"), merged with and into Holdings, with Holdings continuing as the surviving corporation (the "holdco merger"). In connection with this, Parent adopted an amended and restated 2004 stock option plan (formerly known as the 2004 Stock Option Plan of Marquee Holdings Inc.). The option exercise price per share of $1,000 was adjusted to $491 pursuant to the antidilution provisions of the 2004 Stock Option Plan to give effect to the payment of a one time non-recurring dividend paid by Parent on June 15, 2007 of $652,800,000 to the holders of its 1,282,750 shares of common stock. The Company applied the guidance in SFAS 123(R) and determined that there was no incremental value transferred as a result of the modification and as a result, no additional compensation cost to recognize.

        Our Chairman of the Board, President and Chief Executive Officer, Peter C. Brown, has an amended and restated employment agreement that generally will revert to his prior agreement if an initial public offering of Parent does not occur on or before December 31, 2007. In the event of an initial public offering on or before December 31, 2007, within 15 days after such initial public offering, Mr. Brown shall receive a grant of restricted stock or restricted stock units having a value of $2,567,000 on the date of grant, based on the initial public offering price. This grant was an inducement for Mr. Brown to enter into his amended and restated employment agreement, whereby the term of his employment would be shorter than in his current employment agreement and he would be subject to certain restrictive covenants that did not exist in his prior employment agreement. Such grant shall vest in three equal annual installments on the first three anniversaries of the grant date. We expect that we would incur annual stock-based compensation expense of $856,000 related to these awards for three years from the date of grant in the event of an initial public offering on or before December 31, 2007.

Operating Results

        Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company's U.S. and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 13 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	September 27, 2007	September 28, 2006	% Change	September 27, 2007	September 28, 2006	% Change
	(thousands of dollars, except operating data)			(Dollars in thousands)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$451,862	$398,590	13.4%	$840,547	$807,429	4.1%
Concessions	178,716	161,440	10.7%	344,064	325,749	5.6%
Other theatre	19,169	25,268	(24.1)%	35,709	49,811	(28.3)%

	649,747	585,298	11.0%	1,220,320	1,182,989	3.2%

International theatrical exhibition
Admissions	26,511	23,983	10.5%	54,700	50,784	7.7%
Concessions	17,487	15,305	14.3%	36,366	32,040	13.5%
Other theatre	7,659	6,943	10.3%	12,510	11,536	8.4%

	51,657	46,231	11.7%	103,576	94,360	9.8%
Other	—	22	*	—	36	*

Total revenues	$701,404	$631,551	11.1%	$1,323,896	$1,277,385	3.6%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$239,978	$208,911	14.9%	$449,457	$425,027	5.7%
Concession costs	19,190	16,980	13.0%	36,915	35,054	5.3%
Theatre operating expense	157,164	151,153	4.0%	301,392	294,300	2.4%
Rent	107,769	104,997	2.6%	213,176	210,564	1.2%
Preopening expense	376	1,625	(76.9)%	2,341	2,190	6.9%
Theatre and other closure (income) expense	(1,628)	5,680	*	(16,466)	7,690	*

	522,849	489,346	6.8%	986,815	$974,825	1.2%

International theatrical exhibition
Film exhibition costs	11,800	10,309	14.5%	24,168	22,144	9.1%
Concession costs	3,796	3,797	0.0%	8,258	7,738	6.7%
Theatre operating expense	12,529	11,585	8.1%	24,670	23,194	6.4%
Rent	7,812	6,756	15.6%	15,113	13,508	11.9%
Preopening expense	(120)	462	*	—	939	*
Theatre and other closure (income) expense	10	(13)	*	20	20	—%

	35,827	32,896	8.9%	72,229	67,543	6.9%

Other	(77)	521	*	79	946	(91.6)%
General and administrative expense:
Merger and Acquisition costs	817	1,970	(58.5)%	2,801	5,721	(51.0)%
Management Fee	1,250	1,250	—%	2,500	2,500	—%
Other	12,701	14,268	(11.0)%	25,789	30,041	(14.2)%
Depreciation and amortization	61,749	64,634	(4.5)%	125,438	128,530	(2.4)%
Disposition of assets and other gains	(1,698)	(7,286)	(76.7)%	(1,698)	(5,850)	(71.0)%

Total costs and expenses	$633,418	$597,599	6.0%	$1,213,953	$1,204,256	0.8%

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
Operating Data (at period end):
Screen additions	12	18	58	48
Screen acquisitions	—	32	—	32
Screen dispositions	184	94	244	274
Average screens—continuing operations(1)	5,061	5,103	5,068	5,121
Number of screens operated			5,128	5,635
Number of theatres operated			358	411
Screens per theatre			14.3	13.7
Attendance—continuing operations(1) (in thousands)	66,754	62,349	126,724	128,009

(1)
Includes consolidated theatres only.

*
Percentage change in excess of 100%

Thirteen weeks Ended September 27, 2007 and September 28, 2006

        Revenues.    Total revenues increased 11.1%, or $69,853,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006.

        U.S. and Canada theatrical exhibition revenues increased 11.0%, or $64,449,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006. Admissions revenues increased 13.4%, or $53,272,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006 due to a 7.7% increase in attendance and a 5.2% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the second quarter of fiscal 2007) increased 11.6%, or $44,848,000, during the thirteen weeks ended September 27, 2007 from the comparable period last year. Based upon available industry sources, box office revenues of our comparable theatres performed in line with the overall performance of industry comparable theatres in the markets where we operate. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 10.7%, or $17,276,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006 due to the increase in attendance and a 2.7% increase in average concessions per patron related primarily to price increases. Other theatre revenues decreased 24.1%, or $6,099,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006. Included in other theatre revenues is our share of on-screen advertising revenues generated by NCM. The decrease in other theatre revenues was primarily due to decreases in on-screen advertising revenues as a result of the new Exhibitor Services Agreement with NCM. See Note 1—Basis of Presentation for discussion of the change in estimate for other revenues recorded during the thirteen weeks ended September 27, 2007.

        International theatrical exhibition revenues increased 11.7%, or $5,426,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006. Admissions revenues increased by 10.5%, or $2,528,000, due to a 7.8% increase in average ticket price and a 2.5% increase in attendance. We opened one theatre with 12 screens in Mexico since September 28, 2006. Concessions revenues increased 14.3%, or $2,182,000, due to a 11.5% increase in concessions per patron and the increase in attendance. Concessions per patron increased in Mexico due primarily to price increases and promotions designed to increase the average transaction size and incidence of purchase. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations.

        Costs and expenses.    Total costs and expenses increased 6.0%, or $35,819,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006.

        U.S. and Canada theatrical exhibition costs and expenses increased 6.8%, or $33,503,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006. Film exhibition costs increased 14.9%, or $31,067,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006 due to the increase in admissions revenues and to an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.1% in the current period as compared with 52.4% in the prior period due to higher grossing films, which generally carry higher film terms, than do lower grossing films. Concession costs increased 13.0%, or $2,210,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006 due to the increase in concessions revenues and the increase in concession costs as a percentage of concessions revenue. As a percentage of concessions revenues, concession costs were 10.7% in the current period compared with 10.5% in the prior period. As a percentage of revenues, theatre operating expense was 24.2% in the current period as compared to 25.8% in the prior period due to the operating leverage we achieved from the increase in admissions revenues. Preopening expense decreased $1,249,000 during the thirteen weeks ended September 27, 2007 due primarily to the decrease in screen additions during the period. Rent expense increased 2.6%, or $2,772,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006. During the thirteen weeks ended September 27, 2007, we recognized $1,628,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms for one of our theatres where the lease was terminated during the thirteen weeks ended September 27, 2007. During the thirteen weeks ended September 28, 2006, we recognized $5,680,000 of theatre and other closure expense related primarily to the closure of two theatres with 14 screens and to accretion of the closure liability related to theatres closed during prior periods.

        International theatrical exhibition costs and expenses increased 8.9%, or $2,931,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006. Film exhibition costs increased 14.5%, or $1,491,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006 due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. Concession costs were unchanged from the prior year. As a percentage of concessions revenues, concession costs were 21.7% in the current period compared with 24.8% in the prior period. The decrease in our concession costs as a percentage of concession revenues was due primarily to sales of higher margin products during the current period compared to the prior period and inventory control programs. As a percentage of revenues, theatre operating expense was 24.3% in the current period compared to 25.1% in the prior period. Rent expense increased 15.6%, or $1,056,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006 primarily due to the opening of one theatre with 12 screens in Mexico since September 28, 2006. International costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

  General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $1,153,000 from $1,970,000 to $817,000 during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006. Current period costs are primarily comprised of preacquisition expenses for casualty insurance losses related to the Merger with Loews.

        Management fees.    Management fees were unchanged during the thirteen weeks ended September 27, 2007. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 11.0%, or $1,567,000, during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006. The decrease in other general and administrative expenses is primarily due to a decrease in pension expense of $1,211,000 related to an amendment to freeze our Plans as of December 31, 2006. Additionally, stock compensation expense decreased $516,000 during the thirteen weeks ended September 27, 2007 compared to the thirteen weeks ended September 28, 2006 due to the accelerated vesting of certain options as a result of entry into a separation and general release agreement with the holder of these options during the thirteen weeks ended March 29, 2007 and forfeitures during the thirteen weeks ended September 27, 2007. As a result of the accelerated vesting during the prior year and forfeitures during the current year, there is no expense related to these options during the thirteen weeks ended September 27, 2007.

        Depreciation and Amortization.    Depreciation and amortization decreased 4.5%, or $2,885,000, compared to the prior period. The prior year includes a cumulative adjustment to depreciation expense of $2.2 million related to adjustments to fair value for the merger.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $1,698,000 in the current period compared to $7,286,000 in the prior period. The current and prior periods include $1,980,000 and $6,530,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres. The current year also includes contingent legal expense related to the litigation recoveries of $457,000. The prior year also includes a gain of $517,000 on the dispositions of theatres in the United States as required by and in connection with the Mergers.

        Other Income.    Other income includes $5,628,000 and $5,974,000 of income related to the derecognition of stored value card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended September 27, 2007 and September 28, 2006, respectively.

        Interest Expense.    Interest expense decreased 26.3%, or $13,559,000, primarily due to decreased borrowings.

        AMC received net proceeds upon completion of the NCM initial public offering and debt financing of $517,122,000. We used the net proceeds from the NCM initial public offering and debt financing, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011 (the "Notes due 2011"), our senior floating rate notes due 2010 (the "Floating Notes due 2010") and our 9 7/8% senior subordinated notes due 2012 (the "Notes due 2012"). On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our Notes due 2011 at 100% of principal value; on March 23, 2007, we redeemed $205,000,000 aggregate principal amount of our Floating Notes due 2010 at 103% of principal value; and on March 23, 2007 we redeemed $175,000,000 aggregate principal amount of our Notes due 2012 at 104.938% of principal value.

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were ($25,172,000) in the current period compared to losses of $298,000 in the prior period. Equity in earnings related to HGCSA were ($18,767,000) during the thirteen weeks ended September 27, 2007 and include the gain related to the disposition of $18,751,000. Equity in (earnings) losses related to our investment in National CineMedia, LLC were ($5,628,000) and $1,224,000 for the thirteen weeks ended September 27, 2007 and September 28, 2006, respectively.

        Investment Income.    Investment income was $2,065,000 for the thirteen weeks ended September 27, 2007 compared to $3,482,000 for the thirteen weeks ended September 28, 2006. Interest income decreased $1,952,000 from the prior period due primarily to lower overall cash and equivalents available for investment.

        Income Tax Provision.    The provision for income taxes from continuing operations was $26,000,000 for the thirteen weeks ended September 27, 2007 and $2,300,000 for the thirteen weeks ended September 28, 2006 due primarily to the increase in earnings from continuing operations before income taxes. See Note 11—Income Taxes.

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

        Net Earnings (Loss)    Net earnings were $36,940,000 and a loss of $(10,899,000) for the thirteen weeks ended September 27, 2007 and September 28, 2006, respectively.

Twenty-six weeks Ended September 27, 2007 and September 28, 2006

        Revenues.    Total revenues increased 3.6%, or $46,511,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006.

        U.S. and Canada theatrical exhibition revenues increased 3.2%, or $37,331,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006. Admissions revenues increased 4.1%, or $33,118,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006, due to a 4.9% increase in average ticket prices, partially offset by a 0.8% decrease in attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2007) increased 3.3%, or $25,305,000, during the twenty-six weeks ended September 27, 2007 from the comparable period last year. Based upon available industry sources, box office revenues of our comparable theatres performed in line with the overall performance of industry comparable theatres in the markets where we operate. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 5.6%, or $18,315,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006 due to a 6.4% increase in average concessions per patron due primarily to price increases and an increase in units sold per patron, partially offset by the decrease in attendance. Other theatre revenues decreased 28.3%, or $14,102,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006. Included in other theatre revenues is our share of on-screen advertising revenues generated by NCM. The increase in other theatre revenues was primarily due to increases in on-screen advertising revenues as a result of the new Exhibitor Services Agreement with NCM. See Note 1—Basis of Presentation for discussion of the change in estimate for revenues recorded during the thirteen weeks ended September 27, 2007.

        International theatrical exhibition revenues increased 9.8%, or $9,216,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006. Admissions revenues increased by 7.7%, or $3,916,000, due to a 6.2% increase in average ticket price and a 1.4%

increase in attendance. We opened one theatre with 12 screens in Mexico since September 28, 2006. Concessions revenues increased 13.5%, or $4,326,000, due to a 11.9% increase in concessions per patron and the increase in attendance. Concessions per patron increased in Mexico due primarily to price increases and promotions designed to increase transaction size and incidence of purchase. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations.

        Costs and expenses.    Total costs and expenses increased 0.8%, or $9,697,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006.

        U.S. and Canada theatrical exhibition costs and expenses increased 1.2%, or $11,990,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006. Film exhibition costs increased 5.7%, or $24,430,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006 due to the increase in admissions revenues and to an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 53.5% in the current period as compared with 52.6% in the prior period due to higher grossing films, which generally carry higher film terms than do lower grossing films. Concession costs increased 5.3%, or $1,861,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006 due to the increase in concessions revenues, partially offset by the decrease in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 10.7% in the current period compared with 10.8% in the prior period. As a percentage of revenues, theatre operating expense was 24.7% in the current period as compared to 24.9% in the prior period. Preopening expense increased $151,000 during the twenty-six weeks ended September 27, 2007 due primarily to the increase in screen additions during the period. Rent expense increased 1.2%, or $2,612,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006. During the twenty-six weeks ended September 27, 2007, we recognized $16,466,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms for three of our theatres that were closed during the twenty-six weeks ended September 27, 2007 or where the lease was terminated during this period. During the twenty-six weeks ended September 28, 2006, we recognized $7,690,000 of theatre and other closure expense related primarily to the closure of three theatres with 22 screens and to accretion of the closure liability related to theatres closed during prior periods.

        International theatrical exhibition costs and expenses increased 6.9%, or $4,686,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006. Film exhibition costs increased 9.1%, or $2,024,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006 due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. Concession costs increased $520,000 during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006 due to the increase in concession revenues. As a percentage of concessions revenues, concession costs were 22.7% in the current period compared with 24.2% in the prior period. The decrease in our concession costs as a percentage of concessions revenues was due primarily to sales of higher margin products during the current period compared to the prior period and inventory control programs. As a percentage of revenues, theatre operating expense was 23.8% in the current period compared to 24.6% in the prior period. Rent expense increased 11.9%, or $1,605,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006 primarily due to the opening of one theatre with 12 screens in Mexico since September 28, 2006. International costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

  General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $2,920,000 from $5,721,000 to $2,801,000 during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006. Current period costs are primarily comprised of preacquisition expenses for casualty insurance losses related to the Merger with Loews.

        Management fees.    Management fees were unchanged during the twenty-six weeks ended September 27, 2007. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 14.2%, or $4,252,000, during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006. The decrease in other general and administrative expenses is primarily due to a decrease in pension expense of $2,440,000 related to an amendment to freeze our Plans as of December 31, 2006 and a decrease in incentive compensation of $1,047,000 related to declines in expected annual operating performance as a percentage of the annual target underlying our annual incentive plan. Additionally, stock compensation expense decreased $1,036,000 during the twenty-six weeks ended September 27, 2007 compared to the twenty-six weeks ended September 28, 2006 due to the accelerated vesting of certain options as a result of entry into a separation and general release agreement with the holder of these options during the twenty-six weeks ended March 29, 2007 and forfeitures during the thirteen weeks ended September 27, 2007. As a result of the accelerated vesting during the prior year and forfeitures during the current year, there is no expense related to these options during the current year.

        Depreciation and Amortization.    Depreciation and amortization decreased 2.4%, or $3,092,000, compared to the prior period. The prior year includes a cumulative adjustment to depreciation expense of $2.2 million related to adjustments to fair value for the merger.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $1,698,000 in the current period compared to $5,850,000 in the prior period. The current and prior periods include $1,980,000 and $7,880,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres. The current year also includes contingent legal expense related to the litigation recoveries of $457,000. The prior year also includes a loss on the dispositions of theatres in the United States as required by and in connection with the Mergers of $2,030,000.

        Other Income.    Other income includes $7,382,000 and $7,434,000 of income related to the derecognition of stored value card liabilities as to which we believe future redemption to be remote, during the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively. Other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption during the twenty-six weeks ended September 27, 2007.

        Interest Expense.    Interest expense decreased 26.4% or $27,121,000, primarily due to decreased borrowings.

        AMC received net proceeds upon completion of the NCM initial public offering and debt financing of $517,122,000. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011 (the "Notes due 2011"), our senior floating rate notes due 2010 (the "Floating Notes due 2010") and 9 7/8% senior subordinated notes due 2012 (the "Notes due 2012"). On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our Notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our Floating Notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175,000,000 aggregate principal amount of our Notes due 2012 at 104.938% of principal value.

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were ($27,425,000) in the current period compared to losses of $2,455,000 in the prior period. Equity in earnings of HGCSA were ($18,743,000) during the twenty-six weeks ended September 27, 2007 and include the gain related to the disposition of $18,751,000. Equity in (earnings) losses related to our investment in National CineMedia, LLC was ($7,649,000) and $2,532,000 for the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively.

        Investment Income.    Investment income was $21,322,000 for the twenty-six weeks ended September 27, 2007 compared to $5,961,000 for the twenty-six weeks ended September 28, 2006. The twenty-six weeks ended September 27, 2007 includes a gain on the sale of our investment in Fandango of $15,977,000. Interest income decreased $1,060,000 from the prior period due primarily to lower rates of interest earned combined with lower overall cash and equivalents available for investment.

        Income Tax Provision.    The provision for income taxes from continuing operations was $33,000,000 for the twenty-six weeks ended September 27, 2007 and $2,600,000 for the twenty-six weeks ended September 28, 2006 and increased due primarily to the increase in earnings from continuing operations before income taxes. See Note 11—Income Taxes.

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

        Net Earnings (Loss)    Net earnings were $59,027,000 and a loss of $(18,900,000) for the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively.

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

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $95,636,000 and $65,554,000 during the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively. The increase in operating cash flows during the twenty-six weeks ended September 27, 2007 is primarily due to the increase in net earnings. We had working capital deficits as of September 27, 2007 and March 29, 2007 of $164,104,000 and $38,306,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $177,631,000 and $177,500,000 available on our credit facility to meet these obligations for the periods ended September 27, 2007 and March 29, 2007, respectively.

Cash Flows from Investing Activities

        Cash provided by (used in) investing activities, as reflected in the Consolidated Statements of Cash Flows were ($38,429,000) and $27,339,000, during the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively. As of September 27, 2007, we had construction in progress of $15,032,000. We had five theatres in the U.S. and Canada with a total of 78 screens under construction on September 27, 2007 that we expect to open in fiscal 2008. Cash outflows from investing activities include capital expenditures of $57,530,000 and $64,105,000 during the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively. We expect that our gross capital expenditures in fiscal 2008 will be between $150 million and $160 million.

        In March 2007, the board of directors of Fandango, Inc. ("Fandango"), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the "Fandango Merger Agreement"), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in May of 2007. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we estimate that we will receive a total of approximately $20,000,000 in cash consideration in connection with the sale of our interest in Fandango of which $17,977,000 was received during the twenty-six weeks ended September 27, 2007.

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

        During the twenty-six weeks ended September 28, 2006, we sold six theatres with 68 screens, exchanged two theatres with 32 screens and closed one theatre with eight screens in the U.S. as required by and in connection with the approval of the Mergers for an aggregate sales price of $64,193,000.

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

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $275,313,000 and $11,267,000 during the twenty-six weeks ended September 27, 2007 and September 28, 2006, respectively.

        During the twenty-six weeks ended September 27, 2007 we paid a dividend of $275,000,000 to our stockholder Marquee Holdings Inc.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 29, 2007 for certain information about our New Credit Facility, the Cinemex Credit Facility, our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016"), 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") and Discount Notes due 2014.

        The New Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. As of September 27, 2007, we had no borrowings under the revolving credit facility and $640,250,000 was outstanding under the term loan facility at an interest rate of 6.88%.

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

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis (under the indentures for the Fixed Notes due 2012, Notes due 2014, Notes due 2016 and Discount Notes due 2014). Under the indenture relating to the Fixed Notes due 2012 and Notes due 2016, the most restrictive of the indentures, we could borrow approximately $1,801.0 million as of September 27, 2007 in addition to permitted indebtedness (assuming an interest rate of 10% on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to the Fixed Notes due 2012, Notes due 2014, Notes due 2016 and Discount Notes due 2014.

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

        As of September 27, 2007, we were in compliance with all financial covenants relating to the New Credit Facility, the Cinemex Credit Facility, the Notes due 2016, Notes due 2014, the Fixed Notes due 2012, and the Discount Notes due 2014.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the new Credit Facility and the notes.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Form 10-K for the year ended March 29, 2007. Since March 29, 2007 there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business, except as discussed in the following paragraph.

        As discussed in Note 11—Income Taxes, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109." At March 29, 2007, the Company had a liability for unrecognized benefits for $39.8 million. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our unrecognized tax benefits will be.

NEW ACCOUNTING PRONOUNCEMENTS

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We will be required to adopt this standard in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

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

        In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48" or the "Interpretation"), which clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the new requirements in the first quarter of fiscal 2008. As a result of the adoption of FIN 48, we recorded a $5.3 million increase in current deferred tax assets, a $5.3 million reduction of goodwill, a $5.3 million current FIN 48 liability and a $5.3 million charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007. See Note 11—Income Taxes.

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

        The face amount of the interest rate swap on September 27, 2007 was 225 million Mexican pesos ($20.6 million). The swap agreement provides for the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. The variable rate is based on the 28-day TIIE rate and the fixed rate is 8.5%. The fair market value of the interest rate swap was a liability of $32,000 as of September 27, 2007.

        On August 5, 2005, Grupo Cinemex entered into a new interest rate swap with a face amount of 382.8 million Mexican pesos ($35.1 million) as a complement to the July 28, 2003 interest rate swap noted above. This interest rate swap is complementary to the interest rate swap entered into on July 28, 2003 and increases in the same amount of the decrease in the interest rate swap entered into on July 28, 2003 to hedge the credit. The face amount of the interest rate swap on September 27, 2007 was 682.1 million Mexican pesos ($62.4 million). The new interest rate swap was entered into in order to hedge the outstanding debt balance not covered by the July 28, 2003 interest rate swap. This new interest rate swap provides for the exchange of variable rate payment for fixed rate payments. The variable rate is based on the 28-day TIIE rate and the fixed rate is 9.89%. The fair market value of this interest rate swap was a liability of $1,886,000 as of September 27, 2007.

        We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. However, we do not anticipate non-performance by the counterparties.

        Market risk on variable-rate financial instruments.    We maintain a $850,000,000 senior secured credit facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our new revolving credit facility as of September 27, 2007 and had $640,250,000 outstanding under the term loan facility on September 27, 2007. Therefore, a 100 basis point increase in market interest rates would have increased or decreased interest expense on the new credit facility by $3,206,000 during the twenty-six weeks ended September 27, 2007.

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

        Foreign currency exchange rates.    We currently operate theatres in Canada, Mexico, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $213,000 and $39,566,000, respectively, as of September 27, 2007.

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

        One of the cases referred to in our Annual report on Form 10-K is American Multi Cinema, Inc. v. Midwest Drywall Company, Inc. (No. CV07-00171). We received settlements of $1,980,000 related to this matter during the twenty-six weeks ended September 27, 2007.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 1A.    Risk Factors

We depend on motion picture production and performances.

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

        The master contract between film producers and two major writers' unions expired on October 31, 2007, and no agreement has yet been reached to extend or replace the contract. Union members have chosen to strike and a disruption in the production of motion pictures could result.

Item 4.    Submission of Matters to a Vote of Security Holders.

        In July 2007 the Requisite Stockholder majority of Marquee Holdings Inc. unanimously approved the sale of Hoyt's General Cinema South America ("HGCSA"), AMC Entertainment Inc.'s South American joint venture, for expected proceeds of approximately $30 million.

        In September 2007 the Requisite Stockholder majority of Marquee Holdings Inc. unanimously approved the filing of a Registration Statement for the initial public offering of shares of AMC Entertainment Holdings, Inc. Common Stock.

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

3.2
Amended and Restated Bylaws of AMC Entertainment Inc. (incorporated by Reference from Exhibit 3.2 to the Company's Form 10-Q (File No. 1-8747) filed December 27, 2004. Certificates of Incorporation or corresponding instrument, with amendments, of the follow additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.2	S&J Theatres, Inc. (incorporated by reference from Exhibit 3.3.2 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.3	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.4	Loews Cineplex International Holdings, Inc. (incorporated by reference from Exhibit 3.3.15 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.5	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.6	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.7	Loews Theatres Clearing Corp. (incorporated by reference from Exhibit 3.3.23 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.8	Loews USA Cinemas Inc. (incorporated by reference from Exhibit 3.3.24 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.9	LTM Turkish Holdings, Inc. (incorporated by reference from Exhibit 3.3.27 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.10	RKO Century Warner Theatres, Inc. (incorporated by reference from Exhibit 3.3.33 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.11	Star Theatres, Inc. (incorporated by reference from Exhibit 3.3.36 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006)
3.3.12	Loews Chicago Cinemas, Inc. (incorporated by reference from Exhibit 3.3.41 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.13	Loews Meadowland Cinemas 8, Inc. (incorporated by reference from Exhibit 3.3.60 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.14	Loews Ridgefield Park Cinemas, Inc. (incorporated by reference from Exhibit 3.3.65 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.15	New Brunswick Cinemas, Inc. (incorporated by reference from Exhibit 3.3.70 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.16	Lance Theatre Corporation (incorporated by reference from Exhibit 3.3.77 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.17	Fountain Cinemas, Inc. (incorporated by reference from Exhibit 3.3.85 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.18	Loews Arlington West Cinemas, Inc. (incorporated by reference from Exhibit 3.3.86 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.19	Loews Deauville North Cinemas, Inc. (incorporated by reference from Exhibit 3.3.87 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.20	Loews Fort Worth Cinemas, Inc. (incorporated by reference from Exhibit 3.3.88 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.21	Loews Houston Cinemas, Inc. (incorporated by reference from Exhibit 3.3.89 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.22	Loews Lincoln Plaza Cinemas, Inc. (incorporated by reference from Exhibit 3.3.90 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.23	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.24	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.25	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.95 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006)
3.3.26	Centertainment, Inc. (incorporated by reference from Exhibit 3.3.96 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.27	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.28	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006:
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

AMC ENTERTAINMENT INC.
Date: November 8, 2007	/s/ PETER C. BROWN Peter C. Brown Chairman of the Board, Chief Executive Officer and President
Date: November 8, 2007	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements. (Unaudited)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
  AMC ENTERTAINMENT INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 27, 2007 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits.
EXHIBIT INDEX
SIGNATURES