Form 10-Q
period 2007-12-27
AMC ENTERTAINMENT INC
filed 2008-02-08
CIK 722077

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2007
OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of December 27, 2007
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 27, 2007	December 28, 2006	December 27, 2007	December 28, 2006
	(unaudited)		(unaudited)
Revenues
Admissions	$378,406	$399,773	$1,273,653	$1,257,986
Concessions	153,576	162,675	534,006	520,464
Other revenue	26,998	33,908	75,217	95,291

Total revenues	558,980	596,356	1,882,876	1,873,741

Costs and Expenses
Film exhibition costs	191,568	204,031	665,193	651,202
Concession costs	17,554	18,079	62,727	60,871
Operating expense	157,121	151,537	483,262	469,977
Rent	112,847	110,344	341,136	334,416
General and administrative:
Merger, acquisition and transaction costs	720	2,826	3,521	8,547
Management fee	1,250	1,250	3,750	3,750
Other	11,818	5,955	37,607	35,996
Preopening expense	2,705	3,698	5,046	6,827
Theatre and other closure (income) expense	1,064	611	(15,382)	8,321
Depreciation and amortization	62,324	64,157	187,762	192,687
Disposition of assets and other (gains) expense	85	(5,334)	(1,613)	(11,184)

Total costs and expenses	559,056	557,154	1,773,009	1,761,410

Other expense (income)
Other	(2,094)	(1,967)	(11,119)	(9,401)
Interest expense
Corporate borrowings	34,377	50,893	106,774	151,184
Capital and financing lease obligations	2,025	1,784	5,316	4,302
Equity in (earnings) losses of non-consolidated entities	(7,507)	1,226	(34,932)	3,681
Investment income	(2,100)	(4,174)	(23,422)	(10,135)

Total other expense	24,701	47,762	42,617	139,631

Earnings (loss) from continuing operations before income taxes	(24,777)	(8,560)	67,250	(27,300)
Income tax provision (benefit)	(13,600)	(2,100)	19,400	500

Earnings (loss) from continuing operations	(11,177)	(6,460)	47,850	(27,800)
Earnings (loss) from discontinued operations, net of income tax provision	—	(41)	—	2,399

Net earnings (loss)	$(11,177)	$(6,501)	$47,850	$(25,401)

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 27, 2007	March 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$185,889	$317,163
Receivables, net of allowance for doubtful accounts of $1,314 as of December 27, 2007 and $1,221 as of March 29, 2007	89,957	65,532
Other current assets	32,945	30,402

Total current assets	308,791	413,097
Property, net	1,256,078	1,298,823
Intangible assets, net	212,286	234,176
Goodwill	2,048,540	2,056,053
Other long-term assets	82,996	94,811
Noncurrent assets held for sale	2,300	7,300

Total assets	$3,910,991	$4,104,260

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$194,238	$162,686
Accrued expenses and other liabilities	135,517	137,112
Deferred revenues and income	150,844	127,334
Current maturities of corporate borrowings and capital and financing lease obligations	10,493	24,271

Total current liabilities	491,092	451,403
Corporate borrowings	1,609,777	1,613,454
Capital and financing lease obligations	66,697	49,665
Deferred revenues—for exhibitor services agreement	229,328	231,045
Other long-term liabilities	363,496	366,813

Total liabilities	2,760,390	2,712,380

Stockholder's equity:
Common Stock, 1 share issued as of December 27, 2007 and March 29, 2007 with 1¢ par value	—	—
Additional paid-in capital	1,213,229	1,487,274
Accumulated other comprehensive loss	(13,545)	(3,834)
Accumulated deficit	(49,083)	(91,560)

Total stockholder's equity	1,150,601	1,391,880

Total liabilities and stockholder's equity	$3,910,991	$4,104,260

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirty-nine Weeks Ended
	December 27, 2007	December 28, 2006
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$47,850	$(25,401)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	187,762	193,232
Stock-based compensation	955	6,216
Non-cash portion of pension and postretirement expense	1,243	(6,155)
Deferred income taxes	2,850	(865)
Release of valuation allowance recorded in purchase accounting for deferred income taxes	8,372	—
Equity in (earnings) losses from investments, net of distributions	(18,705)	3,681
Disposition of assets and other gains	(16,152)	(663)
Change in assets and liabilities:
Receivables	(20,784)	(25,778)
Other assets	(2,543)	(6,550)
Accounts payable	31,582	24,388
Accrued expenses and other liabilities	8,009	44,247
Other, net	(3,027)	(1,145)

Net cash provided by operating activities	227,412	205,207

Cash flows from investing activities:
Capital expenditures	(99,395)	(100,836)
Construction project costs reimbursable by landlord	(3,388)	—
Net change in reimbursable construction advances	(3,420)	289
Partnership investments	(4,248)	—
Proceeds from disposition of Fandango	17,977	—
Proceeds from disposition of HGCSA	28,682	—
Proceeds from restricted cash	1,513	—
LCE screen integration payments	(7,481)	—
Proceeds on disposition of long-term assets	175	116,439
Proceeds from disposal-discontinued operations	—	35,446
Purchase of software and other computer equipment	(10,162)	788
Other, net	(817)	(1,714)

Net cash provided by (used in) investing activities	(80,564)	50,412

Cash flows from financing activities:
Construction project costs reimbursed by landlord	16,872	—
Repayment of Cinemex Credit Facility	(12,100)	(841)
Principal payments under capital and financing lease obligations	(3,025)	(2,800)
Principal payments under mortgage	(2,187)	(83)
Principal payments on Term Loan B	(4,875)	(4,875)
Change in construction payables	3,643	(3,325)
Dividends paid to Marquee Holdings Inc.	(275,000)	—
Deferred financing costs	—	(2,171)

Net cash used in financing activities	(276,672)	(14,095)

Effect of exchange rate changes on cash and equivalents	(1,450)	(3,586)

Net increase (decrease) in cash and equivalents	(131,274)	237,938
Cash and equivalents at beginning of period	317,163	230,115

Cash and equivalents at end of period	$185,889	$468,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $1,018 and $1,405)	$82,729	$121,667
Income taxes paid	15,375	687
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$4,600	$7,060

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2007
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

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (52 weeks) ended March 29, 2007. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 27, 2007 are not necessarily indicative of the results to be expected for the fiscal year (53 weeks) ending April 3, 2008.

        The March 29, 2007 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current period presentation.

        Revenues:    The Company defers 100% of the revenue associated with the sales of discounted theatre tickets until such time as the items are redeemed or management believes future redemption to be remote. During the thirteen weeks ended September 27, 2007, management changed its estimate of when it believes future redemption to be remote for discounted theatre tickets from 24 months from the date of sale to 18 months from the date of sale. Management believes the 18 month estimate is supported by its continued development of redemption history and that it is reflective of management's current best estimate. This change in estimate had the effect of increasing other revenues by approximately $2,100,000 and $6,300,000 during the thirteen and thirty-nine weeks ended December 27, 2007.

NOTE 2—ACQUISITIONS

        On June 20, 2005, Holdings, then the parent company of AMCE, entered into a merger agreement with LCE Holdings, Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMCE, with AMCE continuing after the merger (the "Merger" and collectively, the "Mergers"). The transaction closed on January 26, 2006. Upon completion of the Mergers, the stockholders of Holdings immediately prior to the Mergers, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., held approximately 60% of the outstanding capital stock of Holdings, and the stockholders of LCE Holdings immediately prior to the Merger, including affiliates of Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, held approximately 40% of the outstanding capital stock of Holdings.

        The Company has accounted for the Merger as a purchase in accordance with SFAS No. 141, "Business Combinations", for an estimated purchase price of $537,171,000. Results of operations of Loews are included in the Company's Consolidated Statements of Operations from January 26, 2006. The acquisition included 112 theatres with 1,308 screens in the United States, 40 theatres with 443 screens in Mexico (Cinemex), 4 managed/joint venture theatres with 55 screens in the United States and a 50% interest in Yelmo Cineplex, S.L. ("Yelmo"), which operated 27 theatres with 311 screens in Spain that was accounted for using the equity method until December 2006 when the Company disposed of its investment in Yelmo. The Merger did not constitute a change in control.

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

        Information presented for all periods reflects the discontinued operations classification. All affected amounts within the consolidated financial statements have been adjusted accordingly. The results of operations of the Iberia theatres were previously reported in the Company's International theatrical exhibition operating segment. The Company has recorded a gain on sale of Iberia of approximately $2,609,000 for the thirty-nine weeks ended December 28, 2006 which is included in discontinued operations. Goodwill of $11,712,000 was allocated to the Iberia theatres in connection with the sale.

        Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data (in thousands):

	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	December 28, 2006	December 28, 2006
Revenues
Admissions	$—	$3,892
Concessions	—	1,292
Other revenue	—	172

Total revenues	—	5,356

Costs and Expenses
Film exhibition costs	—	1,901
Concession costs	—	255
Operating expense	—	1,189
Rent	—	1,410
General and administrative—other	—	50
Depreciation and amortization	—	545
Disposition of assets and other gains	41	(2,609)

Total costs and expenses	41	2,741

Interest expense	—	220
Investment income	—	(4)

Total other expense	—	216

Earnings (loss) before income taxes	(41)	2,399
Income tax provision	—	—

Earnings (loss) from discontinued operations	$(41)	$2,399

NOTE 4—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 27, 2007	December 28, 2006	December 27, 2007	December 28, 2006
Net earnings (loss)	$(11,177)	$(6,501)	$47,850	$(25,401)
Foreign currency translation adjustment	455	3,923	(7,836)	(1,203)
Pension liability adjustments	(220)	(674)	(785)	(674)
Change in fair value of cash flow hedges	(2,281)	(1,058)	(2,060)	(2,476)
Losses (gains) on interest rate swaps reclassified to interest expense corporate borrowings	(99)	483	738	1,362
(Decrease) increase in unrealized gain on marketable equity securities	(62)	100	232	196

Total comprehensive earnings (loss)	$(13,384)	$(3,727)	$38,139	$(28,196)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 29, 2007	$1,860,198	$195,855	$2,056,053
Currency translation adjustment	—	2,600	2,600
Fair value deferred tax asset adjustments LCE(1)	(14,592)	—	(14,592)
Fair value change in fiscal 2007 APB 23 assertion(2)	6,220	—	6,220
Other fair value adjustments LCE(3)	(933)	(808)	(1,741)

Balance as of December 27, 2007	$1,850,893	$197,647	$2,048,540

(1)
Adjustments to fair value relate to the release of valuation allowance initially recorded in purchase accounting for deferred tax assets related to net operating loss carryforwards that are expected to be utilized on the 2008 tax return.

(2)
Adjustment to valuation allowance initially recorded in purchase accounting for acquired deferred tax assets related to a change in APB 23 assertion based on basis calculations determined as part of the 2007 income tax return.

(3)
Adjustments to fair value relate to the favorable settlement of accrued liabilities for retail transfer taxes and rent. Based on the results of the settlement process, the Company determined that these favorable settlements were not the result of events or additional information arising subsequent to the Merger.

        Activity of other intangible assets is presented below.

		December 27, 2007		March 29, 2007
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 12 years	$115,291	$(30,775)	$117,607	$(25,448)
Loyalty program	3 years	46,000	(28,324)	46,000	(23,460)
LCE trade name	3 years	2,300	(886)	2,300	(540)
LCE/Cinemex advertising and management contracts	2 to 23 years	51,870	(25,907)	51,692	(17,510)
Other intangible assets	1 to 15 years	19,088	(17,389)	23,526	(20,935)

Total, amortizable		$234,549	$(103,281)	$241,125	$(87,893)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		7,018		6,944

Total, unamortized		$81,018		$80,944

        Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 27, 2007	December 28, 2006	December 27, 2007	December 28, 2006
Recorded Amortization	$6,354	$8,938	$22,202	$28,243

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of December 27, 2007 is projected below:

(In thousands)	2008	2009	2010	2011	2012
Projected amortization expense	$28,406	$22,195	$16,494	$14,540	$13,416

NOTE 6—STOCKHOLDER'S EQUITY

        On June 11, 2007, merger sub, a wholly-owned subsidiary of Parent, merged with and into Holdings, with Holdings continuing as the surviving corporation. As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Parent. AMCE used cash on hand to pay a dividend to Holdings of $275,000,000 and Holdings used a portion of the dividend to pay a dividend to Parent of $270,588,000. The payment of the $275,000,000 dividend from AMCE to Holdings reduced additional paid-in capital during the thirty-nine weeks ended December 27, 2007.

        The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123(R) and SAB 107 and 110 and has valued the options using the Black-Scholes formula. The Company has recorded $(65,000) and $4,160,000 of stock-based compensation expense (income) related to these options within General and Administrative: Other, during the thirteen weeks ended December 27, 2007 and December 28, 2006, respectively, and has recognized an income tax benefit of $0 in its Consolidated Statements of Operations during the thirteen weeks ended December 27, 2007 and December 28, 2006. The Company has recorded $955,000 and $6,216,000 of stock-based compensation expense related to these options within General and administrative: Other, during the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively, and has recognized an income tax benefit of $0 in its Consolidated Statements of Operations during the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively. One of the holders of stock options has put rights associated with his options deemed to be within his control whereby he can require Holdings to repurchase his options, and as a result, the expense for these options is remeasured each reporting period as liability based options at Holdings and the related compensation expense is included in AMCE's financial statements. However, since the put option that causes liability classification is a put to AMCE's parent Holdings rather than AMCE, AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $955,000 during the thirty-nine weeks ended December 27, 2007. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123(R) and SAB 107 and 110 and has valued the options using the Black-Scholes formula including a contemporaneous valuation by an unrelated specialist as of December 27, 2007 which indicated a fair value price per share of the underlying shares of $1,200 per share. On June 12, 2007, the holder of the liability classified options exercised options on 500 shares at an exercise price of $1,000 per share, which was paid to Parent.

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

        The Company's Chairman of the Board, President and Chief Executive Officer, Peter C. Brown, has an amended and restated employment agreement that generally will revert to his prior agreement in the event an initial public offering of Parent does not occur on or before December 31, 2008. In the event of an initial public offering on or before December 31, 2008, within 15 days after such initial public offering, Mr. Brown shall receive a grant of restricted stock or restricted stock units having a value of $2,567,000 on the date of grant based on the initial public offering price. This grant was an inducement for Mr. Brown to enter into his amended and restated employment agreement, whereby the term of his employment would be shorter than in his prior employment agreement and he would be subject to certain restrictive covenants that did not exist in his current employment agreement. Such grant shall vest in three equal annual installments on the first three anniversaries of the grant date.

        On November 14, 2007, we entered into an agreement with Richard T. Walsh (formerly executive vice president, AMC Entertainment Inc., and chairman, AMC film programming), which extended the exercise period applicable to his outstanding vested stock options from 90 days following his departure on August 17, 2007 until 60 days after an initial public offering of the common stock of AMC Entertainment Holdings, Inc., or in the event no initial public offering has occurred by June 16, 2008, until January 2, 2009. We have accounted for the extension of the exercise term for vested options for Mr. Walsh as a modification under SFAS No. 123(R), Share Based Payment. We measured the compensation cost for the modified award by comparing the fair value of the modified award and the fair value of the original award immediately before it was modified, and we recognized a charge to expense and an offsetting increase to additional paid-in capital for the incremental fair value of the vested awards, which was determined to be $32,326 as calculated using the Black-Scholes option pricing model, during the thirteen weeks ended December 27, 2007. Because Mr. Walsh held no unvested awards and no unvested awards were modified, there is no additional compensation cost to recognize in the future related to his awards.

        As discussed in Note 11—Income Taxes, the Company adopted the provisions of FIN 48. The cumulative effect of the change on adoption charged to accumulated deficit was $5,373,000.

NOTE 7—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of December 27, 2007, include an 18.6% interest in National CineMedia, LLC, a 50% interest in three domestic motion picture theatres, a 26% equity interest in Movietickets.com, Inc. and a 33.3% interest in Digital Cinema Implementation Partners, LLC. Investments as of December 28, 2006 include a 50% interest in Hoyts General Cinemas South America, Inc. ("HGCSA"), an entity that operated 17 theatres in South America, which was disposed of in July 2007. Financial results for the thirteen and thirty-nine weeks ended December 28, 2006 include a 50% equity interest in Yelmo, which was disposed of in December 2006.

        Condensed financial information of our significant non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Operating Results:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 27, 2007	December 28, 2006	December 27, 2007	December 28, 2006
Revenues	$100,468	$121,120	$313,983	$337,134
Operating costs & expenses	64,397	128,245	205,226	323,710

Net earnings (loss)	$36,071	$(7,125)	$108,757	$13,424

The Company's recorded equity in (earnings) loss(1)	$(7,507)	$1,226	$(34,932)	$3,681

(1)
Certain differences in the Company's recorded investment over its proportional ownership share are amortized to equity in earnings or losses over the estimated useful life of the underlying assets or liabilities. The recorded equity in earnings of NCM following the IPO of NCM, Inc. do not include undistributed equity in earnings. The Company considered the excess distribution received following NCM, Inc.'s IPO as an advance on NCM's future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM until NCM's future net earnings equal the amount of the excess distribution. Distributed earnings from NCM included in equity in earnings were $7,638,000 during the thirteen weeks ended December 27, 2007, and $15,287,000 during the thirty-nine weeks ended December 27, 2007.

        In May 2007 the Company disposed of its investment in Fandango, accounted for using the cost method, for total expected proceeds of approximately $20,000,000, of which $18,000,000 was received in May and September 2007, and has recorded a gain on the sale included in investment income of approximately $16,000,000. In July 2007 the Company disposed of its investment in HGCSA for total proceeds of approximately $30,000,000 and has recorded a gain on the sale included in equity in earnings of non-consolidated entities of approximately $18,800,000.

        As of December 27, 2007 and March 29, 2007, the Company has recorded $1,000,000 and $900,000, respectively, of amounts due from National CineMedia, LLC related to on-screen advertising revenue. As of December 27, 2007 and March 29, 2007, the Company has recorded $9,800,000 and $17,200,000, respectively, of amounts due to National CineMedia, LLC related to the Exhibitor Services Agreement and the Loews Screen Integration Agreement. The Company recorded revenues for advertising from National CineMedia, LLC of $10,800,000 and $32,000,000 during the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively.

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATION

        Capital and Financing Lease Obligations:    Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period, and therefore the Company is required to assess these projects upon completion of construction for sale and leaseback accounting under SFAS No. 98 Accounting for Leases. The Company recorded additions to its financing lease obligations of $21,841,000 during the thirty-nine weeks ended December 27, 2007 for one theatre that opened during this period.

        Derivative Instruments:    The Company enters into interest rate swap agreements with major banks and institutional lenders as part of its interest rate risk management strategy. The objective for holding these derivative instruments is to reduce the exposure to variability in cash flows relating to interest payments on certain outstanding debt. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

        The interest rate swaps have been designated and have qualified for cash flow hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133). The related mark-to-market gain or loss on qualifying hedges is deferred as a component of accumulated other comprehensive income (loss), to the extent the cash flow hedges are effective, and is reclassified into interest expense corporate borrowings in the period during which the hedged transaction affects earnings. Any ineffective portion of the hedges is recognized currently in the consolidated statements of operations in investment income.

        In October 2007, AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,000,000 of its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 4.707% and receives interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA.

        In August 2005, Grupo Cinemex entered into an interest rate swap with a notional amount ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000) to hedge its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 9.89% and receives interest at a variable rate based on 1-month MXN TIIE. In November 2007, the Company redesignated the interest rate swap prospectively in a new cash flow hedging relationship. In addition, at the date of redesignation, the interest rate swap had an unrealized gain of approximately $1,091,000 recorded in accumulated other comprehensive loss that will be reclassified against interest expense corporate borrowings over the remaining term of the hedged period, through August 2009. The effective portion of the changes in fair value of the interest rate swap under the hedging relationship will be deferred in accumulated other comprehensive income (loss) and will be reclassified into interest expense corporate borrowings when the hedged forecasted transactions affect earnings.

        At December 27, 2007, the aggregate fair value of the interest rate swaps was a liability of approximately $3,628,000, which was recorded as a component of other long-term liabilities. The estimated fair value for the interest rate swap agreements was based on prevailing market data that represents the theoretical cost the Company would have to pay to terminate the transactions. At December 27, 2007, the Company had an unrealized loss of approximately $1,124,000 recorded in accumulated other comprehensive loss with offsetting entries to other long-term liabilities. During the next 12 months the Company expects to reclassify approximately $918,000 of the unrealized loss in accumulated other comprehensive loss against interest expense corporate borrowings. The ineffective portion of the cash flow hedge, which is not material for any reporting period presented, is immediately recognized in investment income.

        The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swap agreements.

NOTE 9—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Thirty-nine Weeks Ended December 27, 2007			Thirty-nine Weeks Ended December 28, 2006
	Theatre and Other	Merger Exit costs	Total	Theatre and Other	Merger Exit costs	Total
Beginning balance	$17,621	$1,274	$18,895	$21,716	$4,618	$26,334
Theatre and other closure (income) expense(1)	(15,034)	(348)	(15,382)	8,097	224	8,321
Transfer of deferred rent and capital lease obligations(1)	6,474	—	6,474	—	—	—
Purchase price adjustment	—	—	—	(195)	(718)	(913)
Cash (payments) receipts(1)	718	(923)	(205)	(11,212)	(2,104)	(13,316)

Ending balance	$9,779	$3	$9,782	$18,406	$2,020	$20,426

(1)
During the thirty-nine weeks ended December 27, 2007, the Company recognized $15,382,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms at four of its theatres that were closed during the thirty-nine weeks ended December 27, 2007 or where the lease terms were settled favorably during this period. The Company received net cash payments of $6,400,000 in connection with these four lease terminations. The majority of the theatre closure income was recorded during the thirteen weeks ended June 28, 2007.

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

        Theatre closure reserves at December 27, 2007 by operating segment are as follows (in thousands):

December 27, 2007
U.S. and Canada Theatrical Exhibition	$9,125
International Theatrical Exhibition	571
Other	56

Total segment reserves	9,752
Corporate	30

$9,782

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

Thirty-nine Weeks Ended December 27, 2007
(In thousands)	Merger Severance Benefits
Beginning balance	$369
Payments	(369)

Ending balance	$—

        As of March 29, 2007, all restructuring reserves were included in our corporate operating segment. Payments related to the restructuring reserves were complete as of December 27, 2007.

NOTE 11—INCOME TAXES

Effective income tax rate

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Weeks Ended
	December 27, 2007	December 28, 2006
Federal statutory rate	35.0%	35.0%
Foreign rate differential	(0.9)	10.6
Fiscal 2007 change in APB 23 assertion	(9.3)	—
Change in FIN 48 reserve	(8.0)	—
Valuation allowance	(0.3)	(37.0)
State income taxes, net of federal tax benefit	6.8	(9.5)
Change in Mexico tax law	2.5	—
Other, net	3.0	(1.1)

Effective tax rate	28.8%	(2.0)%

        The Company accounts for income taxes in accordance with SFAS No. 109, Statement of Financial Accounting Standards ("SFAS 109"), "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

        Based upon the consideration of all available evidence, the Company has provided a valuation allowance on its net deferred tax assets. The Company continues to record a full valuation allowance against its net deferred tax assets due to the uncertainty regarding the ultimate realization of those assets in all taxing jurisdictions.

        The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, "Interim Financial Reporting" in the U.S. federal jurisdiction, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company's effective tax rate. The Company anticipates an ordinary loss for fiscal year 2008 in its Mexico tax jurisdiction and is unable to recognize the tax benefit; and as a result the Company estimates the effective annual effective tax rate for Mexico separately. The Company has recognized income tax provision related to the Mexico tax jurisdiction in the period in which income or loss is reported. The Company does not believe it can reliably estimate an effective annual tax rate in the Mexico tax jurisdiction, as small changes in estimated loss would produce a large change in the estimated annual effective tax rate.

        During the thirteen weeks ended December 27, 2007, a new Mexican flat tax was signed into law. The tax is effective beginning January 1, 2008 and will replace Mexico's asset tax. The tax is calculated differently than the prior asset tax, and has different deduction rules, which can effect the amount of deferred taxes the Company records. The Company recorded a deferred tax liability and deferred income tax provision of $1,700,000 as a discrete item during the thirteen weeks ended December 27, 2007, primarily due to book and flat tax basis differences in property.

        During the current period, income tax expense differed from the expected tax expense using the U.S. federal statutory tax rate of 35% primarily due to state income taxes, the change in Mexico tax law, the FIN 48 liability write-off discussed below and a provision to accrual adjustment recorded relating to the estimated effect of the fiscal 2007 change in APB 23 assertion. During the thirteen weeks ended December 27, 2007, the Company reached resolution on a pre-filing agreement with a taxing authority which resulted in additional basis which was deducted on the 2007 tax return. The deduction was for worthless stock as a result of a 2007 change in APB 23 assertion. As a result of the additional basis, the Company did not have to utilize certain net operating loss carryforwards.

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

        Prior to the adoption of FIN 48, the Company's financial statements did not include any tax contingencies, after consideration of the full valuation allowance recorded against net deferred tax assets. As a result of the adoption of FIN 48, the Company recorded a $5,373,000 increase in current deferred tax assets, a $5,373,000 reduction of goodwill, a $5,373,000 current FIN 48 liability and a $5,373,000 charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007.

        During December 2007, the IRS informed the Company of its acceptance of certain tax conclusions the Company had taken on a transaction the Company entered into during fiscal year ended March 27, 2007 that were presented to the IRS in a Request for a Pre-Filing Agreement. As a result of the IRS accepting the Company's tax conclusions, the $5,373,000 reserve established with the adoption of FIN 48 was resolved and the tax benefit was recorded during the quarter ended December 27, 2007.

        The amount of gross unrecognized tax benefits as of March 30, 2007 was $39,800,000. The amount of gross unrecognized tax benefits related to uncertainties that are estimated to take more than 12 months to resolve is $35,600,000. During the thirteen weeks ended December 27, 2007 the total amount of unrecognized tax benefits decreased by $4,200,000. The increase of $1,173,000 relates to tax positions that the Company anticipates taking on future tax returns relative to activity occurring during this period. The decrease of $5,373,000 was due to the resolution of an uncertain tax position.

        The Company recognizes income tax-related interest expense and penalties as income tax expense and selling, general, and administrative expense, respectively. As of March 30, 2007 the company did not have any interest or penalties accrued associated with unrecognized tax benefits. The liabilities for interest and penalties did not change as of December 27, 2007.

        There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax years February 28, 2002 through December 31, 2003 of the former Loews Cineplex Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax year ended March 31, 2005 began during 2007. As of December 27, 2007, the IRS has not proposed any adjustments. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the company has net operating loss ("NOL") carryforwards for tax years ended October 31, 2000 through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

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

        The Company made a pension contribution of $4,437,000 during the thirty-nine weeks ended December 27, 2007.

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended December 27, 2007 and December 28, 2006 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 27, 2007	December 28, 2006	December 27, 2007	December 28, 2006
Components of net periodic benefit cost:
Service cost	$183	$795	$208	$228
Interest cost	1,100	1,314	381	387
Expected return on plan assets	(1,151)	(1,116)	—	—
Curtailment gain	—	(10,983)	—	—
Amortization of gain	(215)	—	—	—
Amortization of transition obligation	10	—	—	—

Net periodic benefit cost (income)	$(73)	$(9,990)	$589	$615

        Net periodic benefit cost recognized for the plans during the thirty-nine weeks ended December 27, 2007 and December 28, 2006 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 27, 2007	December 28, 2006	December 27, 2007	December 28, 2006
Components of net periodic benefit cost:
Service cost	$379	$2,387	$624	$684
Interest cost	3,300	3,943	1,143	1,162
Expected return on plan assets	(3,453)	(3,348)	—	—
Curtailment gain	—	(10,983)	—	—
Amortization of gain	(780)	—	—	—
Amortization of transition obligation	30	—	—	—

Net periodic benefit cost (income)	$(524)	$(8,001)	$1,767	$1,846

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. The Company estimates potential complete withdrawal liabilities for certain of these plans of approximately $7,600,000. As of December 27, 2007 other than a payment of $423,000 in connection with the termination of one of the plans, no demand has been received by the Company related to these plans asserting either a complete or partial withdrawal liability.

NOTE 13—OPERATING SEGMENTS

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 27, 2007	December 28, 2006	December 27, 2007	December 28, 2006
Revenues
U.S. and Canada theatrical exhibition	$516,029	$554,491	$1,736,349	$1,737,480
International theatrical exhibition	42,951	41,849	146,527	136,209
Other	—	16	—	52

Total revenues	$558,980	$596,356	$1,882,876	$1,873,741

Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$70,292	$103,242	$297,451	$328,720
International theatrical exhibition	11,839	11,311	43,206	39,087
Other	(147)	(221)	(226)	(1,131)

Segment Adjusted EBITDA	$81,984	$114,332	$340,431	$366,676

        A reconciliation of earnings (loss) from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 27, 2007	December 28, 2006	December 27, 2007	December 28, 2006
Earnings (loss) from continuing operations before income taxes	$(24,777)	$(8,560)	$67,250	$(27,300)
Plus:
Interest expense	36,402	52,677	112,090	155,486
Depreciation and amortization	62,324	64,157	187,762	192,687
Preopening expense	2,705	3,698	5,046	6,827
Theatre and other closure (income) expense	1,064	611	(15,382)	8,321
Disposition of assets and other gains	85	(5,334)	(1,613)	(11,184)
Equity in (earnings) losses of non-consolidated entities	(7,507)	1,226	(34,932)	3,681
Investment income	(2,100)	(4,174)	(23,422)	(10,135)
Other income(1)	—	—	(1,246)	—
General and administrative expense—unallocated:
Merger and acquisition costs	720	2,826	3,521	8,547
Management fee	1,250	1,250	3,750	3,750
Other(2)	11,818	5,955	37,607	35,996

Segment Adjusted EBITDA	$81,984	$114,332	$340,431	$366,676

(1)
Other income is comprised of recoveries for property loss related to Hurricane Katrina.

(2)
Includes stock-based compensation expense (income) of $(65,000) and $4,160,000 for the thirteen weeks ended December 27, 2007 and December 28, 2006, respectively, and $955,000 and $6,216,000 for the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively.

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

Thirteen weeks ended December 27, 2007 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$353,297	$25,109	$—	$378,406
Concessions	—	138,821	14,755	—	153,576
Other revenue	—	17,636	9,362	—	26,998

Total revenues	—	509,754	49,226	—	558,980

Costs and Expenses
Film exhibition costs	—	180,605	10,963	—	191,568
Concession costs	—	14,346	3,208	—	17,554
Operating expense	—	141,818	15,303	—	157,121
Rent	—	105,301	7,546	—	112,847
General and administrative:
Merger, acquisition and transaction costs	89	615	16	—	720
Management fee	—	1,250	—	—	1,250
Other	39	9,088	2,691	—	11,818
Preopening expense	—	2,705	—	—	2,705
Theatre and other closure income	—	1,054	10	—	1,064
Depreciation and amortization	—	53,492	8,832	—	62,324
Disposition of assets and other gains	—	85	—	—	85

Total costs and expenses	128	510,359	48,569	—	559,056

Other expense (income)
Equity in net earnings of subsidiaries	13,735	1,215	—	(14,950)	—
Other income	—	(2,094)	—	—	(2,094)
Interest expense
Corporate borrowings	32,339	35,994	2,606	(36,562)	34,377
Capital and financing lease obligations	—	2,327	(302)	—	2,025
Equity in (earnings) losses of non-consolidated entities	(88)	(8,042)	623	—	(7,507)
Investment income	(36,537)	(1,070)	(1,055)	36,562	(2,100)

Total other expense (income)	9,449	28,330	1,872	(14,950)	24,701

Earnings from continuing operations before income taxes	(9,577)	(28,935)	(1,215)	14,950	(24,777)
Income tax provision (benefit)	1,600	(15,200)	—	—	(13,600)

Earnings from continuing operations	(11,177)	(13,735)	(1,215)	14,950	(11,177)
Earnings from discontinued operations, net of income taxes	—	—	—	—	—

Net earnings	$(11,177)	$(13,735)	$(1,215)	$14,950	$(11,177)

Thirty-nine weeks ended December 27, 2007 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,185,390	$88,263	$—	$1,273,653
Concessions	—	479,024	54,982	—	534,006
Other revenue	—	52,967	22,250	—	75,217

Total revenues	—	1,717,381	165,495	—	1,882,876

Costs and Expenses
Film exhibition costs	—	625,797	39,396	—	665,193
Concession costs	—	50,737	11,990	—	62,727
Operating expense	—	437,868	45,394	—	483,262
Rent	—	315,854	25,282	—	341,136
General and administrative:
Merger, acquisition and transaction costs	162	3,291	68	—	3,521
Management fee	—	3,750	—	—	3,750
Other	117	29,173	8,317	—	37,607
Preopening expense	—	5,046	—	—	5,046
Theatre and other closure income	—	(10,417)	(4,965)	—	(15,382)
Depreciation and amortization	—	164,074	23,688	—	187,762
Disposition of assets and other gains	—	(1,613)	—	—	(1,613)

Total costs and expenses	279	1,623,560	149,170	—	1,773,009

Other expense (income)
Equity in net earnings of subsidiaries	(39,866)	(19,228)	—	59,094	—
Other income	—	(11,119)	—	—	(11,119)
Interest expense
Corporate borrowings	98,881	110,739	8,772	(111,618)	106,774
Capital and financing lease obligations	—	4,308	1,008	—	5,316
Equity in (earnings) losses of non-consolidated entities	(851)	(16,578)	(17,503)	—	(34,932)
Investment income	(111,593)	(20,767)	(2,680)	111,618	(23,422)

Total other expense (income)	(53,429)	47,355	(10,403)	59,094	42,617

Earnings from continuing operations before income taxes	53,150	46,466	26,728	(59,094)	67,250
Income tax provision (benefit)	5,300	6,600	7,500	—	19,400

Earnings from continuing operations	47,850	39,866	19,228	(59,094)	47,850
Earnings from discontinued operations, net of income taxes	—	—	—	—	—

Net earnings	$47,850	$39,866	$19,228	$(59,094)	$47,850

Thirteen weeks ended December 28, 2006:

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$374,733	$25,040	$—	$399,773
Concessions	—	148,258	14,417	—	162,675
Other revenue	—	25,671	8,237	—	33,908

Total revenues	—	548,662	47,694	—	596,356

Costs and Expenses
Film exhibition costs	—	193,188	10,843	—	204,031
Concession costs	—	14,884	3,195	—	18,079
Operating expense	—	137,832	13,705	—	151,537
Rent	—	101,837	8,507	—	110,344
General and administrative:
Merger and acquisition costs	—	2,819	7	—	2,826
Management fee	—	1,250	—	—	1,250
Other	48	3,757	2,150	—	5,955
Preopening expense	—	2,931	767	—	3,698
Theatre and other closure expense	—	595	16	—	611
Depreciation and amortization	—	56,108	8,049	—	64,157
Disposition of assets and other losses	—	(5,334)	—	—	(5,334)

Total costs and expenses	48	509,867	47,239	—	557,154

Other expense (income)
Equity in net earnings of subsidiaries	1,023	6,399	—	(7,422)	—
Other income	—	(1,967)	—	—	(1,967)
Interest expense
Corporate borrowings	48,069	45,778	4,160	(47,114)	50,893
Capital and financing lease obligations	—	958	826	—	1,784
Equity in (earnings) losses on non-consolidated entities	—	1,226	—	—	1,226
Investment income	(42,639)	(10,428)	1,779	47,114	(4,174)

Total other expense (income)	6,453	41,966	6,765	(7,422)	47,762

Earnings (loss) from continuing operations before income taxes	(6,501)	(3,171)	(6,310)	7,422	(8,560)
Income tax provision (benefit)	—	(2,148)	48	—	(2,100)

Earnings (loss) from continuing operations	(6,501)	(1,023)	(6,358)	7,422	(6,460)
Loss from discontinued operations, net of income	—	—	(41)	—	(41)

Net earnings (loss)	$(6,501)	$(1,023)	$(6,399)	$7,422	$(6,501)

Thirty-nine weeks ended December 28, 2006:

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,173,076	$84,910	$—	$1,257,986
Concessions	—	469,852	50,612	—	520,464
Other revenue	—	75,009	20,282	—	95,291

Total revenues	—	1,717,937	155,804	—	1,873,741

Costs and Expenses
Film exhibition costs	—	613,755	37,447	—	651,202
Concession costs	—	49,361	11,510	—	60,871
Operating expense	—	427,887	42,090	—	469,977
Rent	—	309,305	25,111	—	334,416
General and administrative:
Merger and acquisition costs	—	8,540	7	—	8,547
Management Fee	—	3,750	—	—	3,750
Other	146	28,435	7,415	—	35,996
Preopening expense	—	5,121	1,706	—	6,827
Theatre and other closure expense	—	8,285	36	—	8,321
Depreciation and amortization	—	169,411	23,276	—	192,687
Disposition of assets and other losses	—	(11,184)	—	—	(11,184)

Total costs and expenses	146	1,612,666	148,598	—	1,761,410

Other expense (income)
Equity in net earnings of subsidiaries	(14,445)	4,909	—	9,536	—
Other income	—	(9,401)	—	—	(9,401)
Interest expense
Corporate borrowings	142,972	112,306	11,573	(115,667)	151,184
Capital and financing lease obligations	—	3,016	1,286	—	4,302
Equity in (earnings) losses on non-consolidated entities	—	3,681	—	—	3,681
Investment income	(103,272)	(23,179)	649	115,667	(10,135)

Total other expense (income)	25,255	91,332	13,508	9,536	139,631

Earnings (loss) from continuing operations before income taxes	(25,401)	13,939	(6,302)	(9,536)	(27,300)
Income tax provision (benefit)	—	(506)	1,006	—	500

Earnings (loss) from continuing operations	(25,401)	14,445	(7,308)	(9,536)	(27,800)
Loss from discontinued operations, net of income	—	—	2,399	—	2,399

Net earnings (loss)	$(25,401)	$14,445	$(4,909)	$(9,536)	$(25,401)

As of December 27, 2007 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$110,660	$75,229	$—	$185,889
Receivables, net	7,211	67,052	15,694	—	89,957
Other current assets	—	22,534	10,411	—	32,945

Total current assets	7,211	200,246	101,334	—	308,791
Investment in equity of subsidiaries	(88,424)	332,813	—	(244,389)	—
Property, net	—	1,124,071	132,007	—	1,256,078
Intangible assets, net	—	188,682	23,604	—	212,286
Intercompany advances	2,742,885	(2,820,960)	78,075	—	—
Goodwill	—	1,850,892	197,648	—	2,048,540
Other long-term assets	31,485	37,878	13,633	—	82,996
Noncurrent assets held for sale	—	2,300	—	—	2,300

Total assets	$2,693,157	$915,922	$546,301	$(244,389)	$3,910,991

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$176,755	$17,483	$—	$194,238
Accrued expenses and other liabilities	27,884	95,996	11,637	—	135,517
Deferred revenues and income	—	143,636	7,208	—	150,844
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,265	728	—	10,493

Total current liabilities	34,384	419,652	37,056	—	491,092
Corporate borrowings	1,506,002	—	103,775	—	1,609,777
Capital and financing lease obligations	—	54,548	12,149	—	66,697
Deferred revenues—for exhibitor services agreement	—	229,328	—	—	229,328
Other long-term liabilities	2,170	300,818	60,508	—	363,496

Total liabilities	1,542,556	1,004,346	213,488	—	2,760,390
Stockholder's equity	1,150,601	(88,424)	332,813	(244,389)	1,150,601

Total liabilities and stockholder's equity	$2,693,157	$915,922	$546,301	$(244,389)	$3,910,991

As of March 29, 2007 (in thousands):

	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$287,422	$29,741	$—	$317,163
Receivables, net	3,289	36,526	25,717	—	65,532
Other current assets	—	23,310	7,092	—	30,402

Total current assets	3,289	347,258	62,550	—	413,097
Investment in equity of subsidiaries	199,721	227,960	—	(427,681)	—
Property, net	—	1,154,258	144,565	—	1,298,823
Intangible assets, net	—	208,326	25,850	—	234,176
Intercompany advances	2,685,922	(2,693,427)	7,505	—	—
Goodwill	—	1,860,198	195,855	—	2,056,053
Other long-term assets	34,060	35,980	24,771	—	94,811
Non-current assets held for sale	—	7,300	—	—	7,300

Total assets	$2,922,992	$1,147,853	$461,096	$(427,681)	$4,104,260

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$147,364	$15,322	$—	$162,686
Accrued expenses and other liabilities	13,837	111,239	12,036	—	137,112
Deferred revenues and income	—	119,704	7,630	—	127,334
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	4,972	12,799	—	24,271

Total current liabilities	20,337	383,279	47,787	—	451,403
Corporate borrowings	1,510,775	—	102,679	—	1,613,454
Capital and financing lease obligations	—	37,052	12,613	—	49,665
Deferred revenues for exhibitor services agreement	—	231,045	—	—	231,045
Other long-term liabilities	—	296,756	70,057	—	366,813

Total liabilities	1,531,112	948,132	233,136	—	2,712,380
Stockholder's equity	1,391,880	199,721	227,960	(427,681)	1,391,880

Total liabilities and stockholder's equity	$2,922,992	$1,147,853	$461,096	$(427,681)	$4,104,260

Thirty-nine weeks ended December 27, 2007 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$10,076	$185,910	$31,426	$—	$227,412

Cash flows from investing activities:
Capital expenditures	—	(94,326)	(5,069)	—	(99,395)
Construction project costs reimbursable	—	(3,388)	—	—	(3,388)
Net change in reimbursable construction advances	—	(3,420)	—	—	(3,420)
Partnership (investments) distributions, net	—	—	(4,248)	—	(4,248)
Proceeds from disposal of Fandango	—	17,977	—	—	17,977
Proceeds from disposal of HGCSA	—	—	28,682	—	28,682
Proceeds from restricted cash	—	—	1,513	—	1,513
LCE screen integration payment	—	(7,481)	—	—	(7,481)
Proceeds on disposal of long-term assets	—	175	—	—	175
Purchase of software and other computer equipment	—	(9,667)	(495)	—	(10,162)
Other, net	—	(1,327)	510	—	(817)

Net cash (used in) investing activities	—	(101,457)	20,893	—	(80,564)

Cash flows from financing activities:
Construction project costs reimbursed by landlord	—	16,872	—	—	16,872
Repayment of Cinemex Credit Facility	—	—	(12,100)	—	(12,100)
Principal payments under Capital and Financing lease obligation	—	(2,568)	(457)	—	(3,025)
Principal payments under mortgage	—	(2,187)	—	—	(2,187)
Principal payments on Term Loan B	(4,875)	—	—	—	(4,875)
Change in construction payables	—	3,643	—	—	3,643
Dividends paid Marquee Holdings Inc.	(275,000)	—	—	—	(275,000)
Change in intercompany advances	269,799	(276,975)	7,176	—	—

Net cash used in financing activities	(10,076)	(261,215)	(5,381)	—	(276,672)

Effect of exchange rate changes on cash and equivalents	—	—	(1,450)	—	(1,450)

Net increase (decrease) in cash and equivalents	—	(176,762)	45,488	—	(131,274)
Cash and equivalents at beginning of period	—	287,422	29,741	—	317,163

Cash and equivalents at end of period	$—	$110,660	$75,229	$—	$185,889

Thirty-nine weeks ended December 28, 2006 (in thousands):

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net cash provided by operating activities	$(17,332)	$195,427	$27,112	$—	$205,207

Cash flows from investing activities:
Capital expenditures	—	(82,106)	(18,730)	—	(100,836)
Net change in reimbursable construction advances	—	289	—	—	289
Proceeds on disposition of long-term assets	—	116,439	—	—	116,439
Proceeds from disposal—discontinued operations	—	—	35,446	—	35,446
Other, net	2,749	(8,002)	4,327	—	(926)

Net cash provided by investing activities	2,749	26,620	21,043	—	50,412

Cash flows from financing activities:
Repayment of Cinemex Credit Facility	—	—	(841)	—	(841)
Principal payments under capital and financing lease obligations	—	(2,254)	(546)	—	(2,800)
Principal payments under mortgage	—	(83)	—	—	(83)
Payment on Term Loan B	(4,875)	—	—	—	(4,875)
Change in construction payables	—	(3,325)	—	—	(3,325)
Change in intercompany advances	21,520	16,033	(37,553)	—	—
Deferred financing costs	(2,062)	—	(109)	—	(2,171)

Net cash provided by (used in) financing activities	14,583	10,371	(39,049)	—	(14,095)

Effect of exchange rate changes on cash and equivalents	—	—	(3,586)	—	(3,586)

Net increase (decrease) in cash and equivalents	—	232,418	5,520	—	237,938
Cash and equivalents at beginning of period	—	196,445	33,670	—	230,115

Cash and equivalents at end of period	$—	$428,863	$39,190	$—	$468,053

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

        On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case and on January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies. AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $21 million, which is expected to be incurred over a 4-5 year term. Through December 27, 2007 AMCE has not incurred any of these costs. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE argued its case to the Ninth Circuit Court of Appeals on November 8, 2007 and anticipates a decision soon.

        As a result of the January 10, 2006 order, AMCE estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $47,500,000, which is to be incurred over the remaining term of the consent order of fifteen months and is expected to be extended by agreement between the parties prior to the end of the remaining term of the consent order. Through December 27, 2007 AMCE has incurred approximately $15,476,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (SFAS 160). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15,

2008, and is effective for the Company at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial position.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company is in the process of evaluating the impact SFAS 141R will have on its financial statements.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 (SAB 107). Under SAB 110 and 107, a company is able to use the "simplified" method in developing an estimate of expected term based on the date of exercise of "plain vanilla" share options. SAB 110 allows companies which do not have sufficient historical experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. We will continue to use the "simplified" method until there is sufficient historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company will be required to adopt this standard in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

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

        In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48" or the "Interpretation"), which clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the new requirements in the first quarter of fiscal 2008. As a result of the adoption of FIN 48, the Company recorded a $5,373,000 increase in current deferred tax assets, a $5,373,000 reduction of goodwill, a $5,373,000 current FIN 48 liability and a $5,373,000 charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007. See Note 11—Income Taxes.

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

        The Voting Agreement among the Parent and the pre-existing stockholders of the Parent provides that, until the fifth anniversary of the Mergers (the "Blockout Period"), the former continuing stockholders of the Parent (other than Apollo and JPMP) will generally vote their voting shares of capital stock of the Parent in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among the Parent and the former stockholders of LCE further provides that during the Blockout Period, the former LCE stockholders will generally vote their voting shares of capital stock of the Parent on any matter as directed by any two of Bain, Carlyle and Spectrum, except in certain specified instances. In addition, certain actions of the Parent, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10,000,000, the settlement of claims or litigation in excess of $2,500,000, an initial public offering of the Parent, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5,000,000 or engaging in new lines of business, require the approval of either (i) any three of JPMP, Apollo, Carlyle or Bain or (ii) Spectrum and (a) either JPMP or Apollo and (b) either Bain or Carlyle (the "Requisite Stockholder Majority") if at such time the Sponsors collectively held at least a majority of the Parent's voting shares.

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

        The Governance Agreements also provide for certain registration rights in the event of an initial public offering of the Parent, including the following:

        Demand rights.    Subject to the consent of at least two of any of JPMP, Apollo, Carlyle and Bain during the first two years following an initial public offering, each Sponsor has the right at any time following an initial public offering to make a written request to the Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders at the Parent's expense, subject to certain limitations. Subject to the same consent requirement, the other pre-existing stockholders of the Parent as a group have the right at any time following an initial public offering to make one written request to the Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders with an aggregate offering price to the public of at least $200,000,000.

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

Amended and Restated Fee Agreement

        In connection with the Mergers, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provided for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, for the twelve year duration of the agreement, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the agreement. In addition, the fee agreement provided for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Holdings of up to $3,500,000 for fees payable by Holdings in any single fiscal year in order to maintain AMCE's and its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. The Amended and Restated Fee Agreement terminated on June 11, 2007, the date of the holdco merger, and was superseded by a substantially identical agreement entered into by AMC Entertainment Holdings, Inc., Holdings, AMCE, the Sponsors and other stockholders.

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

Continuing Service Agreement

        In connection with the termination of an employment agreement with Loews, the Company paid Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, paid him a lump sum payment of $1,575,000, and provided outplacement assistance and automobile benefits through December 31, 2006. In addition, in order to facilitate integration following the Mergers, the Company entered into an agreement with Mr. Reid, whereby Mr. Reid provided certain transitional consulting services to the Company and reported to Mr. Peter C. Brown, the Company's Chief Executive Officer. Pursuant to the continuing service agreement, the Company paid Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for the final five months. The continuing services agreement terminated in February 2007 and the final severance payment to Mr. Reid was made during the thirteen weeks ended September 27, 2007.

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 29, 2007 and in this Quarterly Report on Form 10-Q.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the thirty-nine weeks ended December 27, 2007, we opened eight new theatres with 112 screens in the U.S., closed 11 theatres with 128 screens in the U.S., and sold 17 theatres with 160 screens in connection with our disposition of Hoyts General Cinemas South America ("HGCSA") in Argentina, Brazil, Chile and Uruguay. As of December 27, 2007, we owned, operated or had interests in 359 theatres and 5,138 screens with 89%, or 4,595, of our screens in the U.S. and Canada, and 11%, or 543, of our screens in Mexico, China (Hong Kong), France and the United Kingdom.

        Our principal direct and indirect owned subsidiaries are American Multi-Cinema, Inc. ("AMC"), Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our U.S. and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries. We are operating theatres outside the United States primarily through Cinemex and AMCEI and its subsidiaries.

        On March 29, 2005, AMC Entertainment, along with Regal Entertainment Group ("Regal"), combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We record our share of on-screen advertising revenues generated by NCM in other theatre revenues. We contributed fixed assets and exhibitor agreements of our cinema screen advertising subsidiary National Cinema Network, Inc. ("NCN") to NCM. We also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to our investment in NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM issued a 37% interest in its Class A units to NCN. Since that date, our interest in NCM has declined to 18.6% due to the entry of new investors. On February 13, 2007, NCM, Inc., a newly-formed entity that serves as the sole manager of NCM, announced the pricing of its initial public offering of 42,000,000 shares of common stock at a price of $21.00 per share. Subsequent to the NCM, Inc. IPO, we hold a 18.6% interest in NCM. AMCE received net proceeds upon completion of the NCM initial public offering of $517.1 million. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem certain of our notes; on March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our 9 1/2% senior subordinated notes due 2011 at 100% of principal value; on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our senior floating rate notes due 2010 at 103% of principal value; and on March 23, 2007, we redeemed $175,000,000 aggregate principal amount of our 9 7/8% senior subordinated notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3,488,000.

        In connection with the completion of NCM, Inc.'s IPO, we also entered into an Exhibitor Services Agreement ("ESA") with NCM whereby in exchange for $231,308,000, we agreed to modify NCM's payment obligations under the prior Exhibitor Services Agreement. We have recorded the payment received for modification of the ESA as deferred revenues in our consolidated financial statements. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which we are paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to us, Regal and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment.

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

        In December 2006 we disposed of our equity method investment in Yelmo, which owned and operated 27 theaters with 310 screens in Spain on the date of sale, for sales proceeds of approximately $52,137,000.

        During the thirty-nine weeks ended December 28, 2006, we sold six theatres with 68 screens, exchanged two theatres with 32 screens and closed one theatre with eight screens in the U.S. as required by and in connection with the approval of the Mergers for an aggregate sales price of $64,302,000.

        On November 7, 2006, our Board of Directors approved an amendment to freeze our Defined Benefit Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Enhancement Plan (the "Plans") as of December 31, 2006. On December 20, 2006 we amended and restated the Plans to implement the freeze as of December 31, 2006. As a result of the freeze there will be no further benefits accrued after December 31, 2006, but there will be continued vesting for associates with less than five years of vesting service. We will continue to fund existing benefit obligations and there will be no new participants in the future. As a result of amending and restating the Plans to implement the freeze, we recognized a curtailment gain of $10,983,000 in our consolidated financial statements which reduced our pension expense for fiscal 2007.

        In May 2007 we disposed of our investment in Fandango for total expected proceeds of approximately $20,000,000, of which $17,977,000 was received in May and September 2007, and have recorded a gain on the sale, included in investment income, of $15,977,000.

        In July 2007 we disposed of our investment in HGCSA, an entity that operated 17 theatres in South America, for sales proceeds of $28,682,000 and have recorded a gain on the sale included in equity in earnings of non-consolidated entities of $18,743,000.

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

        See Note 1—Basis of Presentation for discussion of the change in estimate for other revenues recorded during the thirteen and thirty-nine weeks ended December 27, 2007.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe our introduction of the megaplex concept to North America in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through December 27, 2007, AMC Entertainment and Loews added 207 theatres with 3,709 new screens, acquired 431 theatres with 3,007 screens and disposed of 690 theatres with 4,227 screens. As of December 27, 2007, approximately 74% of our screens in the U.S. and Canada were located in megaplex theatres.

Stock-Based Compensation

        We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R), "Shared-Based Payment (Revised)" and Staff Accounting Bulletin No. 107 and No. 110 "Share Based Payments". Under SFAS 123(R), compensation cost is calculated on the date of the grant and then amortized over the vesting period. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions: common stock value on the grant date, risk-free interest rate, expected term, expected volatility, and dividend yield. Option awards which require classification as a liability under SFAS 123(R) are revalued at each subsequent reporting date using the Black-Scholes model.

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

        One holder of options which are classified as a liability by Holdings exercised options on 500 shares during the thirty-nine weeks ended December 27, 2007.

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

        For the 7,684.57447 option awards classified as liabilities by Holdings, the Company revalued the options at each period end following the grant date using the Black-Scholes model. In valuing this liability, Holdings used a fair value of common stock of $1,200 per share, which was based on a contemporaneous valuation by an unrelated valuation specialist as of December 27, 2007.

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

        Our Chairman of the Board, President and Chief Executive Officer, Peter C. Brown, has an amended and restated employment agreement that generally will revert to his prior agreement if an initial public offering of Parent does not occur on or before December 31, 2008. In the event of an initial public offering on or before December 31, 2008, within 15 days after such initial public offering, Mr. Brown shall receive a grant of restricted stock or restricted stock units having a value of $2,567,000 on the date of grant, based on the initial public offering price. This grant was an inducement for Mr. Brown to enter into his amended and restated employment agreement, whereby the term of his employment would be shorter than in his current employment agreement and he would be subject to certain restrictive covenants that did not exist in his prior employment agreement. Such grant shall vest in three equal annual installments on the first three anniversaries of the grant date. We expect that we would incur annual stock-based compensation expense of $856,000 related to these awards for three years from the date of grant in the event of an initial public offering on or before December 31, 2008.

        On November 14, 2007, we entered into an agreement with Richard T. Walsh (formerly executive vice president, AMC Entertainment Inc., and chairman, AMC film programming), which extended the exercise period applicable to his outstanding vested stock options from 90 days following his departure on August 17, 2007 until 60 days after an initial public offering of the common stock of AMC Entertainment Holdings, Inc., or in the event no initial public offering has occurred by June 16, 2008, until January 2, 2009. We have accounted for the extension of the exercise term for vested options for Mr. Walsh as a modification under SFAS No. 123(R), Share Based Payment. We measured the compensation cost for the modified award by comparing the fair value of the modified award and the fair value of the original award immediately before it was modified, and we recognized a charge to expense and an offsetting increase to additional paid-in capital for the incremental fair value of the vested awards, which was determined to be $32,326 as calculated using the Black-Scholes option pricing model, during the thirteen weeks ended December 27, 2007. Because Mr. Walsh held no unvested awards and no unvested awards were modified, there is no additional compensation cost to recognize in the future related to his awards.

Income Taxes

        We continually monitor the performance of our U.S. and Canada theatres and our projections of future operating results to evaluate the likelihood of our ability to utilize deferred tax assets for which we have recorded a full valuation allowance. Improvement in our historical core earnings from continuing operations before income taxes in the U.S. as well as improvement in our expected future core earnings from continuing operations before income taxes in the U.S. could result in the removal of some or all of the valuation allowance recorded for the U.S. which could result in future reductions to our income tax provision and increases in net earnings.

Operating Results

        Set forth in the table below is a summary of revenues, costs and expenses attributable to the Company's U.S. and Canada and International theatrical exhibition operations and Other businesses. Reference is made to Note 13 to the Notes to Consolidated Financial Statements for additional information about our operations by operating segment.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	December 27, 2007	December 28, 2006	% Change	December 27, 2007	December 28, 2006	% Change
	(thousands of dollars, except operating data)			(Dollars in thousands)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$357,548	$378,625	(5.6)%	$1,198,095	$1,186,054	1.0%
Concessions	140,161	149,991	(6.6)%	484,225	475,740	1.8%
Other theatre	18,320	25,875	(29.2)%	54,029	75,686	(28.6)%

	516,029	554,491	(6.9)%	1,736,349	1,737,480	(0.1)%

International theatrical exhibition
Admissions	20,858	21,148	(1.4)%	75,558	71,932	5.0%
Concessions	13,415	12,684	5.8%	49,781	44,724	11.3%
Other theatre	8,678	8,017	8.2%	21,188	19,553	8.4%

	42,951	41,849	2.6%	146,527	136,209	7.6%
Other	—	16	*	—	52	*

Total revenues	$558,980	$596,356	(6.3)%	$1,882,876	$1,873,741	0.5%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$182,595	$195,110	(6.4)%	$632,052	$620,137	1.9%
Concession costs	14,596	15,037	(2.9)%	51,511	50,091	2.8%
Theatre operating expense	143,719	139,250	3.2%	445,111	433,550	2.7%
Rent	106,921	103,819	3.0%	320,097	314,383	1.8%
Preopening expense	2,705	2,931	(7.7)%	5,046	5,121	(1.5)%
Theatre and other closure (income) expense	1,053	595	77.0%	(15,413)	8,285	*

	451,589	456,742	(1.1)%	1,438,404	1,431,567	0.5%

International theatrical exhibition
Film exhibition costs	8,973	8,921	0.6%	33,141	31,065	6.7%
Concession costs	2,958	3,042	(2.8)%	11,216	10,780	4.0%
Theatre operating expense	13,255	12,050	10.0%	37,925	35,244	7.6%
Rent	5,926	6,525	(9.2)%	21,039	20,033	5.0%
Preopening expense	—	767	*	—	1,706	*
Theatre and other closure (income) expense	11	16	(31.3)%	31	36	(13.9)%

	31,123	31,321	(0.6)%	103,352	98,864	4.5%

Other	147	237	(38.0)%	226	1,183	(80.9)%
General and administrative expense:
Merger and Acquisition costs	720	2,826	(74.5)%	3,521	8,547	(58.8)%
Management Fee	1,250	1,250	—%	3,750	3,750	—%
Other	11,818	5,955	*	37,607	35,996	4.5%
Depreciation and amortization	62,324	64,157	(2.9)%	187,762	192,687	(2.6)%
Disposition of assets and other gains	85	(5,334)	*	(1,613)	(11,184)	(85.6)%

Total costs and expenses	$559,056	$557,154	0.3%	$1,773,009	$1,761,410	0.7%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 27, 2007	December 28, 2006	December 27, 2007	December 28, 2006
Operating Data (at period end):
Screen additions	54	80	112	128
Screen acquisitions	—	—	—	32
Screen dispositions	44	371	288	649
Average screens— continuing operations(1)	5,038	5,092	5,058	5,111
Number of screens operated			5,138	5,340
Number of theatres operated			359	382
Screens per theatre			14.3	14.0
Attendance— continuing operations(1) (in thousands)	51,187	56,888	177,911	184,207

(1)
Includes consolidated theatres only.

*
Percentage change in excess of 100%

Thirteen weeks Ended December 27, 2007 and December 28, 2006

        Revenues.    Total revenues decreased 6.3%, or $37,376,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006.

        U.S. and Canada theatrical exhibition revenues decreased 6.9%, or $38,462,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006. Admissions revenues decreased 5.6%, or $21,077,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006 due to a 10.7% decrease in attendance partially offset by a 5.7% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the second quarter of fiscal 2007) decreased 7.1%, or $26,375,000, during the thirteen weeks ended December 27, 2007 from the comparable period last year. Based upon available industry sources, box office revenues of our comparable theatres performed in line with the overall performance of industry comparable theatres in the markets where we operate. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues decreased 6.6%, or $9,830,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006, due to the decrease in attendance partially offset by a 4.7% increase in average concessions per patron related primarily to price increases. Other theatre revenues decreased 29.2%, or $7,555,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006. Included in other theatre revenues is our share of on-screen advertising revenues generated by NCM. The decrease in other theatre revenues was primarily due to decreases in on-screen advertising revenues as a result of the new Exhibitor Services Agreement with NCM. See Note 1—Basis of Presentation for discussion of the change in estimate for revenues recorded during the thirteen weeks ended December 27, 2007.

        International theatrical exhibition revenues increased 2.6%, or $1,102,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006. Admissions revenues decreased by 1.4%, or $290,000, due to a 4.8% decrease in attendance partially offset by a 3.6% increase in average ticket price. Concessions revenues increased 5.8%, or $731,000, due to an 11.1% increase in concessions per patron partially offset by the decrease in attendance. Concessions per patron increased in Mexico due primarily to price increases and promotions designed to increase the average transaction size and incidence of purchase. International revenues were positively impacted by a weaker

U.S. dollar, although this did not contribute materially to our consolidated loss from continuing operations.

        Costs and expenses.    Total costs and expenses increased 0.3%, or $1,902,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006.

        U.S. and Canada theatrical exhibition costs and expenses decreased 1.1%, or $5,153,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006. Film exhibition costs decreased 6.4%, or $12,515,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006 due to the decrease in admissions revenues and to a decrease in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 51.1% in the current period as compared with 51.5% in the prior period. Concession costs decreased 2.9%, or $441,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006 due to the decrease in concessions revenues partially offset by the increase in concession costs as a percentage of concessions revenue. As a percentage of concessions revenues, concession costs were 10.4% in the current period compared with 10.0% in the prior period. As a percentage of revenues, theatre operating expense was 27.9% in the current period as compared to 25.1% in the prior period due to a decline in operating leverage we achieve when admissions revenues increase. Preopening expense decreased $226,000 during the thirteen weeks ended December 27, 2007 due primarily to the decrease in screen additions during the period. Rent expense increased 3.0%, or $3,102,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006 due primarily to the opening of new theatres. During the thirteen weeks ended December 27, 2007, we recognized $1,053,000 of theatre and other closure expense due primarily to a lease termination negotiated for one of our theatres where the lease was terminated during the thirteen weeks ended December 27, 2007. During the thirteen weeks ended December 28, 2006, we recognized $595,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods.

        International theatrical exhibition costs and expenses decreased 0.3%, or $99,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006. Film exhibition costs increased 0.6%, or $52,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006 due to an increase in the percentage of admissions paid to film distributors partially offset by the decrease in admissions revenues. Concession costs decreased 2.8%, or $84,000, from the prior year. As a percentage of concessions revenues, concession costs were 22.0% in the current period compared with 24.0% in the prior period. The decrease in our concession costs as a percentage of concession revenues was due primarily to sales of higher margin products during the current period compared to the prior period and better inventory control programs to reduce inventory shrinkage. As a percentage of revenues, theatre operating expense was 30.9% in the current period compared to 28.8% in the prior period. Preopening expense decreased $767,000 during the thirteen weeks ended December 27, 2007 due to the decrease in screen additions during the period. We did not open any theatres in Mexico during fiscal 2008 and opened two theatres with 21 screens during fiscal 2007. Rent expense decreased 9.2%, or $599,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006 primarily due to favorable modifications to certain lease agreements in Mexico. International costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated loss from continuing operations. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

  General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $2,106,000 from $2,826,000 to $720,000 during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006. Current period costs are primarily comprised of preacquisition expenses for payments for a union—sponsored pension plan related to the Merger with Loews.

        Management fees.    Management fees were unchanged during the thirteen weeks ended December 27, 2007. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased $5,863,000, during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006. The increase in other general and administrative expenses is primarily due to a decrease in pension income of $9,917,000 related to an amendment to freeze our Plans as of December 31, 2006 which resulted in a curtailment gain of $10,983,000 during the thirteen weeks ended December 28, 2006 offset by a decrease in incentive compensation of $738,000 related to declines in expected annual operating performance as a percentage of the annual target underlying our annual incentive plan. Additionally, stock compensation expense decreased $4,225,000 during the thirteen weeks ended December 27, 2007 compared to the thirteen weeks ended December 28, 2006 due primarily to the accelerated vesting of certain options as a result of entry into a separation and general release agreement with the holder of these options during the thirteen weeks ended March 29, 2007. As a result of the accelerated vesting during the prior year, there is no expense related to these options during the thirteen weeks ended December 27, 2007.

        Depreciation and Amortization.    Depreciation and amortization decreased 2.9%, or $1,833,000, compared to the prior period.

        Disposition of Assets and Other Gains.    Disposition of assets and other (gains) losses were $85,000 in the current period compared to ($5,334,000) in the prior period. The prior period includes $5,250,000 of settlements received related to fireproofing litigation recoveries at various theatres.

        Other Income.    Other income includes $2,094,000 and $1,967,000 of income related to the derecognition of stored value card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended December 27, 2007 and December 28, 2006, respectively.

        Interest Expense.    Interest expense decreased 30.9%, or $16,275,000, primarily due to decreased borrowings.

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

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were ($7,507,000) in the current period compared to losses of $1,226,000 in the prior period. Equity in (earnings) losses related to our investment in National CineMedia, LLC were ($7,637,000) and $444,000 for the thirteen weeks ended December 27, 2007 and December 28, 2006, respectively. The thirteen weeks ended December 28, 2006 includes equity losses of $2,031,000 related to HGCSA.

        Investment Income.    Investment income was $2,100,000 for the thirteen weeks ended December 27, 2007 compared to $4,174,000 for the thirteen weeks ended December 28, 2006. Interest income decreased $1,829,000 from the prior period due primarily to lower overall cash and equivalents available for investment.

        Income Tax Benefit.    The benefit for income taxes from continuing operations was $13,600,000 for the thirteen weeks ended December 27, 2007 and $2,100,000 for the thirteen weeks ended December 28, 2006 due primarily to the increase in loss from continuing operations before income taxes. See Note 11—Income Taxes.

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

        Net Loss.    Net losses were $11,177,000 and $6,501,000 for the thirteen weeks ended December 27, 2007 and December 28, 2006, respectively.

Thirty-nine weeks Ended December 27, 2007 and December 28, 2006

        Revenues.    Total revenues increased 0.5%, or $9,135,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006.

        U.S. and Canada theatrical exhibition revenues decreased 0.1%, or $1,131,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006. Admissions revenues increased 1.0%, or $12,041,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006, due to a 5.1% increase in average ticket prices, partially offset by a 3.9% decrease in attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2007,) during the thirty-nine weeks ended December 27, 2007, were essentially unchanged from the comparable period last year. Based upon available industry sources, box office revenues of our comparable theatres performed in line with the overall performance of industry comparable theatres in the markets where we operate. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Concessions revenues increased 1.8%, or $8,485,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006 due to a 5.9% increase in average concessions per patron due primarily to price increases partially offset by the decrease in attendance. Other theatre revenues decreased 28.6%, or $21,657,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006. Included in other theatre revenues is our share of on-screen advertising revenues generated by NCM. The decrease in other theatre revenues was primarily due to decreases in on-screen advertising revenues as a result of the new Exhibitor Services Agreement with NCM. See Note 1—Basis of Presentation for discussion of the change in estimate for revenues recorded during the thirty-nine weeks ended December 27, 2007.

        International theatrical exhibition revenues increased 7.6%, or $10,318,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006. Admissions revenues increased by 5.0%, or $3,626,000, due to a 5.3% increase in average ticket price partially offset by a 0.3% decrease in attendance. Concessions revenues increased 11.3%, or $5,057,000, due to an 11.6% increase in concessions per patron partially offset by the decrease in attendance. Concessions per patron increased in Mexico due primarily to price increases and promotions designed to increase transaction size and incidence of purchase. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations.

        Costs and expenses.    Total costs and expenses increased 0.7%, or $11,599,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006.

        U.S. and Canada theatrical exhibition costs and expenses increased 0.5%, or $6,837,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006. Film exhibition costs increased 1.9%, or $11,915,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006 due to the increase in admissions revenues and to an increase in the percentage of admissions paid to film distributors. As a percentage of admissions revenues, film exhibition costs were 52.8% in the current period as compared with 52.3% in the prior period. Concession costs increased 2.8%, or $1,420,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006 due to the increase in concessions revenues and an increase in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 10.6% in the current period compared with 10.5% in the prior period. As a percentage of revenues, theatre operating expense was 25.6% in the current period as compared to 25.0% in the prior period. Preopening expense decreased $75,000 during the thirty-nine weeks ended December 27, 2007. Rent expense increased 1.8%, or $5,714,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006. During the thirty-nine weeks ended December 27, 2007, we recognized $15,413,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms for four of our theatres that were closed during the thirty-nine weeks ended December 27, 2007 or where the lease was terminated during this period. During the thirty-nine weeks ended December 28, 2006, we recognized $8,285,000 of theatre and other closure expense related primarily to the closure of 23 theatres with 227 screens and to accretion of the closure liability related to theatres closed during prior periods.

        International theatrical exhibition costs and expenses increased 4.6%, or $4,587,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006. Film exhibition costs increased 6.7%, or $2,076,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006 due to the increase in admissions revenues and an increase in the percentage of admissions paid to film distributors. Concession costs increased $436,000 during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006 due to the increase in concession revenues partially offset by a decrease in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 22.5% in the current period compared with 24.1% in the prior period. The decrease in our concession costs as a percentage of concessions revenues was due primarily to sales of higher margin products during the current period compared to the prior period and better inventory control programs to reduce shrinkage. As a percentage of revenues, theatre operating expense was 25.9% in the current period and in the prior period. Preopening expense decreased $1,706,000 during the thirty-nine weeks ended December 27, 2007 due to the decrease in screen additions during the period. We did not open any theatres in Mexico during fiscal 2008 and opened two theatres with 21 screens during fiscal 2007. Rent expense increased 5.0%, or $1,006,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006 primarily due to the addition of two theatres with 21 screens in Mexico during the prior year. International costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

  General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $5,026,000 from $8,547,000 to $3,521,000 during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006. Current period costs are primarily comprised of preacquisition expenses for casualty insurance losses and payments for a union—sponsored pension plan related to the Merger with Loews.

        Management fees.    Management fees were unchanged during the thirty-nine weeks ended December 27, 2007. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 4.5%, or $1,611,000, during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006. The increase in other general and administrative expenses is primarily due to a decrease in pension income of $7,477,000 related to an amendment to freeze our Plans as of December 31, 2006 which resulted in the recording of a curtailment gain of $10,983,000 during the thirteen weeks ended December 28, 2006 offset by a decrease in incentive compensation of $1,785,000 related to declines in expected annual operating performance as a percentage of the annual target underlying our annual incentive plan. Additionally, stock compensation expense decreased $5,261,000 during the thirty-nine weeks ended December 27, 2007 compared to the thirty-nine weeks ended December 28, 2006 due primarily to the accelerated vesting of certain options as a result of entry into a separation and general release agreement with the holder of these options during the thirty-nine weeks ended March 29, 2007 and forfeitures during the thirteen weeks ended September 27, 2007. As a result of the accelerated vesting during the prior year and forfeitures during the current year, there is no expense related to these options during the current year.

        Depreciation and Amortization.    Depreciation and amortization decreased 2.5%, or $4,925,000, compared to the prior period. The prior year includes a cumulative adjustment to depreciation expense of approximately $2,200,000 related to adjustments to fair value for the Merger.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $1,613,000 in the current period compared to $11,184,000 in the prior period. The current and prior periods include $1,980,000 and $13,130,000 respectively, of settlements received related to fireproofing litigation recoveries at various theatres. The current year also includes contingent legal expense related to the litigation recoveries of $457,000. The prior year includes a loss on the dispositions of theatres in the United States as required by and in connection with the Mergers of $1,946,000.

        Other Income.    Other income includes $9,476,000 and $9,401,000 of income related to the derecognition of stored value card liabilities as to which we believe future redemption to be remote, during the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively. Other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption during the thirty-nine weeks ended December 27, 2007.

        Interest Expense.    Interest expense decreased 27.9% or $43,396,000, primarily due to decreased borrowings.

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

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were ($34,932,000) in the current period compared to losses of $3,681,000 in the prior period. Equity in earnings of HGCSA were ($18,743,000) during the thirty-nine weeks ended December 27, 2007 and include the gain related to its disposition in July 2007 of $18,751,000. Equity in (earnings) losses related to our investment in National CineMedia, LLC was ($15,286,000) and $2,976,000 for the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively.

        Investment Income.    Investment income was $23,422,000 for the thirty-nine weeks ended December 27, 2007 compared to $10,135,000 for the thirty-nine weeks ended December 28, 2006. The thirty-nine weeks ended December 27, 2007 includes a gain on the sale of our investment in Fandango of $15,977,000. Interest income decreased $2,889,000 from the prior period due primarily to lower rates of interest earned combined with lower overall cash and equivalents available for investment.

        Income Tax Provision.    The provision for income taxes from continuing operations was $19,400,000 for the thirty-nine weeks ended December 27, 2007 and $500,000 for the thirty-nine weeks ended December 28, 2006 and increased due primarily to the increase in earnings from continuing operations before income taxes. See Note 11—Income Taxes. We continually monitor the performance of our U.S. and Canada theatres and our projections of future operating results to evaluate the likelihood of our ability to utilize deferred tax assets for which we have recorded a full valuation allowance. Improvement in our historical core earnings from continuing operations before income taxes in the U.S. as well as improvement in our expected future core earnings from continuing operations before income taxes in the U.S. could result in the removal of some or all of the valuation allowance recorded for the U.S. which could result in future reductions to our income tax provision and increases in net earnings.

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

        Net Earnings (Loss).    Net earnings were $47,850,000 and a loss of $(25,401,000) for the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively.

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

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $227,412,000 and $205,207,000 during the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively. The increase in operating cash flows during the thirty-nine weeks ended December 27, 2007 is primarily due to the increase in net earnings. We had working capital deficits as of December 27, 2007 and March 29, 2007 of $182,301,000 and $38,306,000, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $182,496,000 and $177,500,000 available on our credit facility to meet these obligations for the periods ended December 27, 2007 and March 29, 2007, respectively.

Cash Flows from Investing Activities

        Cash provided by (used in) investing activities, as reflected in the Consolidated Statements of Cash Flows were ($80,564,000) and $50,412,000, during the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively. As of December 27, 2007, we had construction in progress of $14,952,000.

We had one theatre in Canada with 24 screens under construction on December 27, 2007 that we expect to open in fiscal 2008. Cash outflows from investing activities include capital expenditures of $99,395,000 and $100,836,000 during the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively. We expect that our gross capital expenditures in fiscal 2008 will be between $150,000,000 and $160,000,000.

        In March 2007, the board of directors of Fandango, Inc. ("Fandango"), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the "Fandango Merger Agreement"), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in May of 2007. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we estimate that we will receive a total of approximately $20,000,000 in cash consideration in connection with the sale of our interest in Fandango of which $17,977,000 was received during the thirty-nine weeks ended December 27, 2007.

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

        In December 2006, we disposed of our investment in Yelmo which owned and operated 27 theatres with 310 screen in Spain as of the date sold for proceeds of $52,137,000.

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

Cash Flows from Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $276,672,000 and $14,095,000 during the thirty-nine weeks ended December 27, 2007 and December 28, 2006, respectively.

        During the thirty-nine weeks ended December 27, 2007 we paid a dividend of $275,000,000 to our stockholder Marquee Holdings Inc.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 29, 2007 for certain information about our New Credit Facility, the Cinemex Credit Facility, our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016") and 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012").

        The New Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. As of December 27, 2007, we had no borrowings under the revolving credit facility and $638,625,000 was outstanding under the term loan facility at an interest rate of 6.615%.

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

        The indentures relating to our outstanding notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under the New Credit Facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis (under the indentures for the Fixed Notes due 2012, Notes due 2014 and Notes due 2016). Under the indenture relating to Marquee Holdings Inc. 12% Senior Discount Notes due 2014 which is more restrictive than the AMCE indentures and as a practical matter limits our ability to incur indebtedness, we could borrow approximately $1,333,300,000 as of December 27, 2007 in addition to permitted indebtedness (assuming an interest rate of 11% on the additional borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to the Fixed Notes due 2012, Notes due 2014 and Notes due 2016.

        The indentures relating to the above-described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding Notes due 2016, Notes due 2014 and Fixed Notes due 2012, at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

        As of December 27, 2007, we were in compliance with all financial covenants relating to the New Credit Facility, the Cinemex Credit Facility, the Notes due 2016, Notes due 2014 and the Fixed Notes due 2012.

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

        As discussed in Note 11—Income Taxes, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109." At March 29, 2007, the Company had a liability for unrecognized benefits for $39,800,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our unrecognized tax benefits will be.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51 (SFAS 160). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial position.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company is in the process of evaluating the impact SFAS 141R will have on its financial statements.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 (SAB 107). Under SAB 110 and 107, a company is able to use the "simplified" method in developing an estimate of expected term based on the date of exercise of "plain vanilla" share options. SAB 110 allows companies which do not have sufficient historical experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. We will continue to use the "simplified" method until there is sufficient historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We will be required to adopt this standard in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

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

        In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 ("FIN 48" or the "Interpretation"), which clarifies the accounting for uncertainty in income taxes recognized in companies' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby companies must determine whether it is more likely than not that a tax position will be sustained upon examination. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation also provides guidance on derecognition of recognized tax benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the new requirements in the first quarter of fiscal 2008. As a result of the adoption of FIN 48, we recorded a $5,373,000 increase in current deferred tax assets, a $5,373,000 reduction of goodwill, a $5,373,000 current FIN 48 liability and a $5,373,000 charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007. See Note 11—Income Taxes.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

        Interest Rate Swaps.    We periodically enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. In October 2007, AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,000,000 of our variable rate debt obligation. Under the terms of the agreement, we pay interest at a fixed rate of 4.707% and receive interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA. In addition, Grupo Cinemex is party to an interest rate swap with notional amounts ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000). Under the terms of the agreement, we pay interest at a fixed rate of 9.89% and receive interest at a variable rate based on 1-month MXN TIIE. The interest rate swap is scheduled to mature in August 2009. Based upon a sensitivity analysis performed as of December 27, 2007, a decrease in the underlying interest rates of 100 basis points would increase the fair value of the interest rate swap liability by $3,176,000 and a 100 basis point increase in the underlying interest rates would decrease the fair value of the interest rate swap liability by $3,052,000.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 senior secured credit facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our new revolving credit facility as of December 27, 2007 and had $638,625,000 outstanding under the term loan facility on December 27, 2007. Therefore, a 100 basis point increase in market interest rates would have increased or decreased interest expense on the new credit facility by $4,446,000 during the thirty-nine weeks ended December 27, 2007.

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

        Foreign currency exchange rates.    We currently operate theatres in Canada, Mexico, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $303,000 and $37,171,000, respectively, as of December 27, 2007.

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

        One of the cases referred to in our Annual Report on Form 10-K is American Multi Cinema, Inc. v. Midwest Drywall Company, Inc. (No. CV07-00171). We received settlements of $1,980,000 related to this matter during the thirty-nine weeks ended December 27, 2007.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 29, 2007.

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

        The master contract between film producers and two major writers' unions expired on October 31, 2007, and no agreement has yet been reached to extend or replace the contract. A strike by union members continues and a disruption in the production of motion pictures could result.

        In addition, the master contracts between film producers and the directors' and screen actors' unions are each scheduled to expire in July 2008. The film producers recently reached a tentative agreement with the directors' union in advance of the contract expiration date. No agreements have yet been reached to extend or replace the screen actors' contract. If union members choose to strike or film producers choose to lock out the union members, a disruption in the production of motion pictures could result.

Item 4.    Submission of Matters to a Vote of Security Holders.

        In December 2007, the Requisite Stockholder majority of Marquee Holdings Inc. unanimously approved a seven-year agreement with IMAX to install the IMAX digital system in 100 AMC locations over a 27 month period, and also approved an amended employment agreement for Peter C. Brown, Chairman of the Board, Chief Executive Officer, and President of the Company.

        In December 2007, the Requisite Class L Stockholders of Marquee Holdings Inc. unanimously approved the appointment of Eliot Merrill to the Board of Directors, to fill the vacancy created by Michael Connelly's death.

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
3.2
Amended and Restated Bylaws of AMC Entertainment Inc. (incorporated by Reference from Exhibit 3.2 to the Company's Form 10-Q (File No. 1-8747) filed December 27, 2004. Certificates of Incorporation or corresponding instrument, with amendments, of the follow additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.3.2	S&J Theatres, Inc. (incorporated by reference from Exhibit 3.3.2 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.3.3	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.3.4	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.3.5	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.3.6	RKO Century Warner Theatres, Inc. (incorporated by reference from Exhibit 3.3.33 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.3.7	Loews Meadowland Cinemas 8, Inc. (incorporated by reference from Exhibit 3.3.60 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.3.8	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.3.9	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
*3.3.10	American Multi-Cinema, Inc.
3.3.11	Centertainment, Inc. (incorporated by reference from Exhibit 3.3.96 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.3.12	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).

3.3.13	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006:
Loews Citywalk Theatre Corporation
Loews Meadowland Cinemas 8, Inc.
Loews Theatre Management Corp.
RKO Century Warner Theatres, Inc.
S&J Theatres Inc.
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.6	Limited Liability Company Agreement of Loews Cineplex U.S. Callco, LLC. (incorporated by reference from Exhibit 3.7 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.7	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.8	By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
*3.9	Amended and Restated By-laws of American Multi-Cinema, Inc.
3.10	By-laws of Centertainment, Inc. (incorporated by reference from Exhibit 3.23 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.11	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
3.12	By-laws of Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.26 to the Company's Form S-4(File No. 333-133574) filed April 27, 2006).
*10.1	Agreement with Richard T. Walsh.
10.2	Amended and Restated Employment Agreement for Peter C. Brown (incorporated by reference from Exhibit 9.01 to the Company's Form 8-K (File No. 001-08747) filed December 20, 2007).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.
Date: February 8, 2008	/s/ PETER C. BROWN Peter C. Brown Chairman of the Board, Chief Executive Officer and President
Date: February 8, 2008	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer