Form 10-K
period 2008-04-03
AMC ENTERTAINMENT INC
filed 2008-06-18
CIK 722077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

        No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Number of shares
Title of each class of common stock	Outstanding as of May 30, 2008
Common Stock, 1¢ par value	1
DOCUMENTS INCORPORATED BY REFERENCE None

AMC ENTERTAINMENT INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 3, 2008
INDEX

Forward Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words "forecast," "estimate," "project," "intend," "expect," "should," "believe" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment Inc.," which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

  •
  national, regional and local economic conditions that may affect the markets in which we or our joint venture investees operate;

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

PART I

Item 1.    Business

(a)   General Development of Business

        AMC Entertainment Inc. ("AMC Entertainment", "AMCE", or the "Company") is organized as an intermediate holding company. Our principal directly owned subsidiaries are American Multi-Cinema, Inc. ("AMC"), Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our U.S. and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI. We are operating theatres outside the United States through Grupo Cinemex, S.A. de C.V. and its subsidiaries and AMCEI and its subsidiaries.

        We were founded in Kansas City, Missouri in 1920. AMCE was incorporated under the laws of the state of Delaware on June 13, 1983. We maintain our principal executive offices at 920 Main Street, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000.

        In December 2003, we sold our only theatre in Sweden and incurred a loss on sale of approximately $5,600,000, which included a payment of approximately $5,300,000 to the purchaser. The results of operations of the Sweden theatre have been classified as discontinued operations, and information presented for all periods reflects this classification. The operations of the Sweden theatre were previously reported in our International theatrical exhibition operating segment.

        In December 2003, we acquired certain of the operations and related assets of MegaStar Cinemas, LLC ("MegaStar") for a cash purchase price of approximately $15,000,000. The acquisition included three theatres with 48 screens in the Minneapolis, Minnesota and Atlanta, Georgia areas. Operating results of the acquired theatres are included in our consolidated statements of operations from December 19, 2003.

        In December 2004, we completed a merger in which AMC Entertainment was acquired by Marquee Holdings Inc. ("Holdings"), a newly created investment vehicle owned by J.P. Morgan Partners (BHCA) L.P. and certain other affiliated funds managed by J.P. Morgan Partners, LLC (collectively, "JPMP") and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, "Apollo" and together with JPMP, the "Marquee Sponsors") and certain other co-investors. Marquee Inc. ("Marquee"), a wholly-owned subsidiary of Holdings, merged with and into AMC Entertainment, with AMC Entertainment as the surviving entity. Pursuant to the terms of the merger, each issued and outstanding share of AMC Entertainment's common stock and Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of AMC Entertainment's preferred stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the merger was approximately $1,670,000,000. Marquee was a company formed on July 16, 2004. AMC Entertainment is treated for accounting purposes as the "Predecessor" for periods prior to the merger. Upon the consummation of the merger, AMC Entertainment and its parent Holdings were the surviving reporting entities (collectively the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquiror" in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMC Entertainment, as of December 23, 2004, the merger date. The consolidated financial statements presented herein are those of the accounting acquiror from its inception on July 16, 2004 through April 3, 2008.

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

        We recorded $4,900,000 and $3,980,000 of expenses related to one-time termination benefits and other costs related to the displacement of approximately 200 associates as part of the organizational restructuring and the contribution of assets by us to National CineMedia, LLC during fiscal 2005 and fiscal 2006, respectively.

        In June 2005, AMCEI sold four of its five theatres in Japan for a sales price of approximately $44,774,000 and, on September 1, 2005, sold its remaining Japan theatre for a sales price of approximately $8,559,000. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects this classification. The operations of the Japan theatres were previously reported in our International theatrical exhibition operating segment.

        We disposed of our only theatre in Hong Kong on January 5, 2006 and entered into a license agreement with the purchaser for continued use of our trademark. This operation did not meet the criteria for classification as discontinued operations.

        In January 2006, Holdings merged with LCE Holdings Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMCE continuing after the merger ("the Merger," and collectively, the "Mergers"). LCE Holdings, a company formed by investment funds affiliated with Bain Capital Partners, LLC, or Bain Capital Partners, The Carlyle Group, and Spectrum Equity Investors, acquired 100% of the capital stock of Loews and, indirectly, Cinemex, for an aggregate purchase price of approximately $1,500,000,000 in July 2004. The previous stockholders of Holdings, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., held approximately 60% of Holdings' outstanding capital stock immediately prior to the Merger, and the previous stockholders of LCE Holdings, including affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors (collectively, the "BCS Investors," and together with J.P. Morgan Partners, LLC and Apollo Management, L.P., the "Sponsors"), held approximately 40% of Holdings' outstanding capital stock immediately prior to the Merger. Operating results of the acquired theatres are included in our consolidated statements of operations from January 26, 2006.

        In conjunction with the Merger, we entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees required us to hold separate and divest ourselves of 10 specified theatres. As a result, we classified the assets and liabilities of these theatres as held for sale. We sold six of these theatres during fiscal 2007 for cash, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, and closed one of the remaining theatres during the third quarter of fiscal 2007. One theatre continues to be held by consent of the relevant state attorney general. Proceeds from the sales were $64,302,000. These theatres were part of our U.S. and Canada theatrical exhibition operating segment. We recorded a loss on the sales of these theatres of $1,946,000 during fiscal 2007.

        In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal, for a sales price of approximately $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of approximately $52,137,000. There was no gain or loss recorded on the sale of Yelmo. We no longer have continuing involvement in the region as a result of the sale of Yelmo, and the results of the operations in Iberia have been classified as discontinued operations as we no longer have operations or significant cash flows from the Iberia component.

        In March 2005, we formed National CineMedia, LLC ("NCM") with Regal Entertainment Group ("Regal") to combine our screen advertising businesses. In July 2005, Cinemark Holdings, Inc. ("Cinemark") joined the NCM joint venture by contributing its screen advertising business. NCM is a cinema screen advertising venture representing approximately 13,000 North American theatre screens (of which approximately 11,000 are equipped with digital projection capabilities) and reaching over 500,000,000 movie guests annually. As of April 3, 2008, we had a 19.1% interest in NCM, which we accounted for using the equity method.

        In February 2007, National CineMedia, Inc. ("NCM, Inc."), a newly formed entity that now serves as the sole manager of NCM, closed its initial public offering, or IPO, of 42,000,000 shares of its common stock at a price of $21.00 per share. In connection with the completion of NCM, Inc.'s IPO, we entered into the Third Amended and Restated Limited Liability Company Operating Agreement (the "NCM Operating Agreement") among American Multi-Cinema, Inc., Regal and Cinemark. Pursuant to the NCM Operating Agreement, the members were granted a redemption right to exchange common units of NCM for NCM, Inc. shares of common stock on a one-for-one basis, or at the option of NCM, Inc., a cash payment equal to the market price of one share of NCM, Inc.'s common stock. Upon execution of the NCM Operating Agreement, each existing preferred unit of NCM held by American Multi-Cinema, Inc., Regal and Cinemark was redeemed in exchange for $13.7782 per unit, resulting in the cancellation of each preferred unit. NCM used the proceeds of a new $725,000,000 term loan facility and $59,800,000 of net proceeds from the NCM, Inc. IPO to redeem the outstanding preferred units. We received approximately $259,347,000 in the aggregate for the redemption of all our preferred units in NCM.

        In connection with the completion of NCM, Inc.'s IPO, we also entered into an Exhibitor Services Agreement ("ESA") with NCM whereby, in exchange for approximately $231,308,000, we agreed to modify NCM's payment obligations under the prior Exhibitor Services Agreement. We have recorded the payment received for modification of the ESA as deferred revenues in our consolidated financial statements. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which we are paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to American Multi-Cinema, Inc., Regal and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. Additionally, we entered into the First Amended and Restated Loews Screen Integration Agreement with NCM pursuant to which we will pay NCM an amount that approximates the EBITDA that NCM would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of NCM, Inc.'s IPO, and NCM issued to us common membership units in NCM, increasing our ownership interest to approximately 33.7%; such Loews payments will be made quarterly until May 2008 and are expected to approximate $15,850,000 in the aggregate. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, we are required to purchase such time from NCM at a negotiated rate. In addition, we expect to receive mandatory quarterly distributions of excess cash from NCM pursuant to contractual obligations entered into in connection with the NCM, Inc. IPO. We recorded a change of interest gain of $132,622,000 and received distributions in excess of our investment in NCM related to the redemption of preferred and common units of $106,188,000 as components of equity in earnings of non-consolidated entities during fiscal 2007.

        We used the proceeds from the preferred unit redemption and the ESA modification payment described above, as well as approximately $26,467,000 we received by selling common units in NCM to NCM, Inc. in connection with the exercise of the underwriter's option to purchase additional shares in the NCM, Inc. IPO and cash on hand to redeem our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012. We redeemed our 9 1/2% senior subordinated notes due 2011 on March 19, 2007, and our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012 on March 23, 2007. We refer to the redemption of our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012 in this Form 10-K as the "Bond Redemptions" and we refer to the NCM, Inc. IPO and the other related transactions described above, including the Bond Redemptions, as the "NCM Transactions."

        Also in February 2007, we, along with Cinemark and Regal, entered into a joint venture known as Digital Cinema Implementation Partners LLC, a Delaware limited liability company ("DCIP"), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Each of AMCE, Cinemark and Regal has an equal ownership interest in DCIP. Travis Reid, one of our current directors and former president and chief executive officer of Loews, is the chief executive officer of DCIP, and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. Future digital cinema developments will be managed by DCIP, subject to the approval of us, Cinemark and Regal.

        In March 2007, the board of directors of Fandango, Inc. ("Fandango"), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the "Fandango Merger Agreement"), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in the first quarter of fiscal 2008. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we estimate that we will receive approximately $20,000,000 in cash consideration in connection with the sale of our interest in Fandango, of which $17,977,000 was received in fiscal 2008. We have recorded a gain on the sale of Fandango of $15,977,000 which is included in investment income in fiscal 2008.

        On June 11, 2007, Marquee Merger Sub Inc. ("merger sub"), a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent"), merged with and into Holdings, with Holdings continuing as the surviving corporation (the "holdco merger"). As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into the right to receive a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and our other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Holdings' stockholders.

        In July 2007 we disposed of our investment in Hoyt's General Cinema South America ("HGCSA") for total proceeds of $28,682,000 and have recorded a gain on the sale in equity in earnings of non-consolidated entities of $18,751,000. Prior to the sale, we held a 50% interest in HGCSA, an operator of 17 theatres with 160 screens in Argentina, Brazil, Chile, and Uruguay.

        On December 7, 2007, AMC Entertainment announced a joint-venture agreement to install 100 IMAX MPX digital projection systems at our locations in 34 major U.S. markets. The theatres will feature IMAX's digital projection system, which is being developed for the IMAX MPX theatre design. The agreement is expected to accelerate our transition to digital projection technology in our theatres. The rollout of the first 50 IMAX digital projection systems is expected to begin in July 2008 at our locations in 24 selected markets, with an additional 25 scheduled for rollout in 2009 and 25 more in 2010. The IMAX projection systems are slated to be installed in many of our top-performing locations in major U.S. markets, including theatres in Chicago, Dallas, Houston, Los Angeles, New York, Philadelphia, San Francisco and Washington D.C.

(b)   Financial Information about Segments

        For information about our operating segments, see Note 18 to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies based on a number of measures, including total revenues, total number of screens and annual attendance. For the fiscal year ended April 3, 2008, we had revenues of $2,504,327,000 and earnings from continuing operations of $43,445,000. As of April 3, 2008, we owned, operated or held interests in 353 theatres with a total of 5,094 screens, approximately 89% of which were located in the United States and Canada. Our theatres are primarily located in large urban markets in which we have a strong market position relative to our competition. We believe that we operate a modern and highly productive theatre circuit. Our average screen per theatre count in the United States and Canada of 15.0 and our annual attendance per theatre of more than 675,000 patrons substantially exceed industry averages. Historically, these favorable attributes have enabled us to generate significant cash provided by operating activities.

        In the United States and Canada, as of April 3, 2008, we operated 304 theatres with 4,551 screens in 30 states, the District of Columbia and two Canadian provinces. We have a significant presence in most major urban "Designated Market Areas," or "DMA's" (television areas as defined by Nielsen Media Research). Our U.S. and Canada theatre circuit represented 92.3% of our revenues for the fiscal year ended April 3, 2008.

        The following table provides detail with respect to the geographic location of our U.S. and Canada theatre circuit as of April 3, 2008:

United States and Canada	Theatres(1)	Screens(1)
California	40	625
Texas	22	437
Florida	23	392
New Jersey	25	318
New York	27	279
Illinois	18	271
Michigan	13	214
Arizona	9	183
Georgia	11	177
Pennsylvania	13	150
Washington	14	141
Maryland	13	136
Massachusetts	10	129
Missouri	8	117
Virginia	7	113
Ohio	6	93
Minnesota	5	78
Louisiana	5	68
Colorado	3	62
North Carolina	3	60
Oklahoma	3	60
Kansas	2	49
Indiana	3	42
Connecticut	2	36
South Carolina	3	28
Nebraska	1	24
District of Columbia	3	22
Kentucky	1	20
Wisconsin	1	18
Arkansas	1	16
Utah	1	9

Total United States	296	4,367
Canada	8	184

Total United States and Canada	304	4,551

(1)
Included in the above table are five theatres and 64 screens that we manage or in which we have a partial interest.

        As of April 3, 2008, our international circuit of 49 theatres with 543 screens consisted principally of wholly-owned theatres in Mexico, where we operated 44 theatres with 488 screens primarily located in the Mexico City Metropolitan Area, or MCMA, through Grupo Cinemex, S.A. de C.V. and its subsidiaries ("Cinemex"). We believe that we have the number one market share in the MCMA with an estimated 47% of MCMA attendance through March 31, 2008. Our wholly-owned international circuit represented 7.7% of our revenues for the fiscal year ended April 3, 2008.

The following table provides detail with respect to the geographic location of our international theatre circuit as of April 3, 2008:

International	Theatres(1)	Screens(1)
Mexico	44	488
China (Hong Kong)(2)	2	13
France	1	14
United Kingdom	2	28

Total International	49	543

(1)
Included in the above table are two theatres and 13 screens that we manage or in which we have a partial interest.

(2)
Although we sold our only theatre in Hong Kong on January 5, 2006, we maintain a partial interest represented by a license agreement with purchaser for continued use of our trademark.

        We have improved the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. As of April 3, 2008, 3,401, or approximately 75%, of our screens in the United States and Canada were located in megaplex theatres. The average number of screens per theatre in the United States and Canada as of April 3, 2008 was 15.0, which was more than twice the National Association of Theatre Owners average of 6.9 for calendar year 2007 and higher than any of our competitors.

        The following table sets forth historical and pro forma information of AMC Entertainment and Loews, on a combined basis, concerning new builds (including expansions), acquisitions and dispositions (including Loews Dispositions and our Portugal and Spain dispositions) and end of period theatres and screens through April 3, 2008:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres(1)
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
1996	9	177	—	—	42	180	371	2,569
1997	20	368	—	—	30	133	361	2,804
1998	28	674	—	—	33	151	356	3,327
1999	33	547	314	1,736	73	278	630	5,332
2000	33	650	—	—	96	490	567	5,492
2001	16	262	—	—	144	837	439	4,917
2002	15	255	5	68	54	338	405	4,902
2003	7	123	109	1,155	106	829	415	5,351
2004	9	133	3	48	27	190	400	5,342
2005	7	89	—	—	16	102	391	5,329
2006	14	197	—	—	30	264	375	5,262
2007	8	122	—	—	28	307	355	5,077
2008	9	136	—	—	18	196	346	5,017

	208	3,733	431	3,007	697	4,295

(1)
Excludes 7 theatres and 77 screens that we manage or in which we have a partial interest.

        We were founded in 1920 and since that time have pioneered many of the industry's most important innovations, including the multiplex theatre format in the early 1960s and the North American megaplex theatre format in the mid-1990s. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews and General Cinema, and we have a demonstrated track record of successfully integrating those companies through timely conversion to AMC's operating procedures, headcount reductions, consolidation of corporate functions and adoption of best practices. We have also created and invested in a number of allied businesses and strategic initiatives that have created value for our company and, we believe, will continue to generate incremental value for our company. For example:

  •
  We created National Cinema Network, Inc., our advertising subsidiary, in 1985, and combined it with Regal CineMedia to form National CineMedia, LLC ("NCM"), a cinema screen advertising venture, in March 2005. Another major exhibitor joined the NCM joint venture by contributing its screen advertising business in July 2005. On February 13, 2007, we received net proceeds of $517,122,000 upon completion of the NCM Transactions. We currently own approximately 19.1% of NCM;

  •
  We were a founding partner and currently own approximately 26% of MovieTickets.com, an Internet ticketing venture representing over 10,000 screens; and

  •
  In February 2007, we formed our most recent joint venture, known as Digital Cinema Implementation Partners LLC ("DCIP"), with two other major exhibitors to facilitate the financing and deployment of digital technology in our theatres and to enter into agreements with equipment vendors and major motion picture studios for the implementation of digital cinema.

Our Competitive Strengths

        There are several principal characteristics of our business that we believe make us a particularly effective competitor in our industry and position us well for future growth. These include:

  •
  Our major market position;

  •
  Our modern, highly productive theatre circuit;

  •
  Our strong cash flow generation; and

  •
  Our proven management team.

        Major Market Position.    We are one of the world's leading theatrical exhibition companies and enjoy geographic market diversification and leadership in major markets worldwide. As of April 3, 2008, we operated in 23 of the top 25 DMA's and had the number one or two market share in 22 of those DMA's, including the number one market share in New York City, Chicago, Dallas and Washington, D.C. In certain of our densely populated urban markets, we believe there is scarcity of attractive retail real estate opportunities due in part to zoning requirements. We believe our major market presence makes our theatres more important to content providers who rely on our markets for a disproportionate share of box office receipts (as typically 55% of all U.S. box office receipts derive from the top 25 DMA's).

        Traditionally, the population densities, affluence and ethnic and cultural diversity of top DMA's create a greater opportunity to exhibit a broad array of film genres, which we believe drives higher levels of attendance at our theatres as compared to theatres in less densely populated markets. Historically, this has produced the highest capacity utilization among the group consisting of us and the companies that we view as our peer competitors, meaning Regal Entertainment Group and Cinemark Holdings, Inc. as measured by attendance per theatre. We believe our strong presence in major markets positions us well relative to our peer competitors to take advantage of opportunities for incremental revenues associated with operating a digital theatre circuit, given our patrons' interest in a broader array of content offerings.

        Modern, Highly Productive Theatre Circuit.    We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. From April 1995 through April 3, 2008, AMC Entertainment and Loews built 208 theatres with 3,733 new screens, acquired 431 theatres with 3,007 screens and disposed of 697 theatres with 4,295 screens. Of the total new build screens, 2,933 were added during the April 1995 through March 2002 period as we led the industry in modernizing our circuit through development of megaplex theatres. As of April 3, 2008, 3,401, or approximately 75%, of our screens in the U.S. and Canada were located in megaplex theatres, and the average number of screens per theatre was 15.0, which was more than twice the industry average of 6.9, according to the National Association of Theatre Owners ("NATO"), and higher than any of our peer competitors. Over the past five years we invested over $850,000,000 to improve and expand our theatre circuit, contributing to the modern portfolio of theatres we operate today.

        We believe our high average number of screens per theatre and design of our megaplex theatres provide a more enjoyable entertainment experience and offer us operational benefits, as we are able to offer a wider selection of content and show times. We believe this contributes to our generating the highest attendance and revenues per theatre among our peer competitors. For the fiscal year ended April 3, 2008, we had the number one market share in New York City, Chicago, Dallas and Washington D.C., among others, and we operated 23 of the top 50 theatres in the U.S. and Canada in terms of box office revenue, as measured by Rentrak. Our next closest competitor operated 10 of the top 50 theatres. For the fiscal year ended April 3, 2008, our theatre circuit in the United States and Canada produced box office revenues per screen at rates approximately 21% higher than our closest peer competitor and 35% higher than the industry average, as measured by Rentrak.

        We believe that our theatre circuit will be further enhanced with the installation of digital projection systems in our theatres, which began in newly opened theatres in the fourth quarter of calendar 2007 and which we expect to take approximately 3.5 years to roll out to substantially all of our existing theatres. We believe operating a digital theatre circuit will provide us with greater flexibility in exhibiting our content, which we expect will enhance our capacity utilization, enable us to achieve higher ticket prices for differentiated content formats such as Digital 3D and IMAX, and provide incremental revenue from exhibition of alternative content such as live concerts, sporting events, Broadway shows and opera.

        Strong Cash Flow Generation.    The U.S. theatrical exhibition industry has a long-term history of steady box office growth, even during times of economic downturn. When combined with our major market focus and highly productive theatre assets, we have been able to generate significant and stable cash flow provided by operating activities. For the fiscal year ended April 3, 2008, our net cash provided by operating activities totaled $220,208,000. In future years, we expect to continue to generate cash flow to allow us to maintain our facilities, invest in our business, service our debt and pay dividends.

        Proven Management Team.    Our executive management team has an average of approximately 23 years of experience in the theatrical exhibition industry. Our leadership team has guided our company through a number of economic and industry cycles, and has successfully integrated a number of strategic acquisitions, including Loews and General Cinema, as well as delivered targeted cost savings and strong operating results.

Our Strategy

        Our strategy is driven by the following three key elements:

  •
  growing our revenues by broadening and enhancing the guest experience;

  •
  maximizing operating efficiencies by focusing on the fundamentals of our business; and

  •
  enhancing our theatre portfolio through selective new builds, acquisitions and the disposition of underperforming theatres.

        Growing Revenues by Broadening and Enhancing the Guest Experience.    We intend to generate incremental revenues in the future by broadening and enhancing the experience in our theatres through a number of initiatives. Specifically, we will continue to broaden our content offerings through the installation of additional IMAX and Digital 3D systems, present attractive alternative content and enhance our food and beverage offerings. We also will continue to create new strategic marketing and loyalty programs aimed at increasing attendance. Initiatives we have implemented in the past and that we will continue to pursue to grow revenues and enhance the experience include the following:

  •
  We have enhanced our concession program by expanding the menu of premium food and beverage products. In 2006, we introduced "Clip's Picks ®", a first in the industry that gives AMC patrons the opportunity to create their own value meal from items on the Clip's Picks menu.

  •
  Our MovieWatcher frequent moviegoer loyalty program has approximately 1.5 million active members, which we believe to be one of the largest active membership for a loyalty program in our industry. We are currently evaluating a number of marketing strategies which target this loyal customer base with programs intended to increase attendance at our theatres;

  •
  We introduced the AMC Gift Card in October 2002, the first stored-value gift card sold circuit-wide in the industry. We currently sell the card through several marketing alliances at approximately 47,000 retail outlets throughout the United States and Canada. We intend to expand this program and create additional marketing alliances.

        We currently have IMAX systems in place at seven of our theatres. We recently announced an agreement with IMAX to install 100 MPX digital projection systems at our theatres in 34 major U.S. markets. Deployment of these systems will commence in July 2008 and extend through 2010, depending upon the achievement of specified financial measures. The agreement has an initial term of seven years with one three-year renewal option and provides for a territorial exclusivity covenant that gives us the exclusive rights (subject to previously existing IMAX licensed locations) to IMAX digital projection systems in the geographical areas surrounding 100 of our theatres; and a right of first refusal for installation of IMAX digital projection systems in additional IMAX locations within certain geographical areas.

        We recently formed DCIP, a joint venture to facilitate the deployment of digital cinema systems. With digital technology deployed in our theatres we expect to realize a number of benefits. This technology will provide consistent state-of-the-art presentation quality for our patrons. We will also be able to broaden the entertainment experience in our theatres and improve capacity utilization by using screens for the exhibition of alternative content. We have experienced an increase in alternative content available to us as well as a growing slate of Digital 3D and IMAX content. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue. It will also facilitate the distribution of next generation Digital 3D content which we believe will drive incremental attendance and revenues.

        Over the past two years, Digital 3D versions of a movie have generated more than double the attendance of 2D versions of the same movie at an additional $1 to $3 more per ticket for a Digital 3D film than for a standard 2D film. Additionally, digital technologies will enable us to create further operational and programming efficiencies in our theatres. For example, we will be able to better address capacity utilization and meet demand in our theatres by making real-time decisions on the number and size of the auditoriums to program with content. Given our major market positions, the overall diversity of our patron base and our high average screen per theatre count, we believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenues.

        The costs of implementing digital projection in our theatres will be substantially funded by DCIP. DCIP and its members have yet to execute definitive agreements concerning the extent of such funding, but based on current negotiations, we expect that with respect to our existing theatres, allowances from DCIP of $70,000 per screen will cover substantially all of the costs of installing digital projection systems, and with respect to our new-build theatres, allowances from DCIP will cover $30,000 to $45,000 of such costs per screen, the estimated incremental cost of digital projection systems over conventional film projectors. We expect DCIP to fund allowances through virtual print fees ("VPFs") from motion picture studios. We will bear maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors. We will also bear any incremental installation costs relating to Digital 3D or to enable the exhibition of alternative-content.

        Our ability to implement digital cinema systems in accordance with our plans will depend on the availability of equipment from third-party vendors and on the ongoing negotiation of definitive agreements by DCIP for financing, payment of VPFs by motion picture studios and equipment use agreements with participating exhibitors. We believe that the supply of digital cinema equipment will be sufficient for our needs and that such definitive agreements are likely to be executed during calendar 2008.

        Maximizing Operating Efficiencies.    We believe that the size of our circuit and the breadth of our operations will allow us to continue to achieve economies of scale and drive continued improvement in operating margins. Since fiscal 2001, we have been able to increase our Segment Adjusted EBITDA(1) margins from 14.5% to 17.8% for the fiscal year ended April 3, 2008. We have achieved this margin improvement through an ongoing review of all aspects of our operations and the implementation of cost-saving initiatives, including at the theatre level, more effective scheduling of staff and concession gains. As a result, cost of operations as a percentage of total revenues decreased from 67.4% in fiscal 2001 to 64.4% for the fiscal year ended April 3, 2008. Additionally, general and administrative expenses as a percentage of total revenue decreased from 2.7% in fiscal 2001 to 2.1% for the fiscal year ended April 3, 2008.

(1)
See Note 18—Operating Segments to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a discussion of Segment Adjusted EBITDA, including a reconciliation to operating earnings (loss). We have computed Segment Adjusted EBITDA margins by dividing Segment Adjusted EBITDA by total revenues. Segment Adjusted EBITDA is disclosed in our unaudited and audited financial statements as it is a primary measure used by us to evaluate the performance of our segments and to allocate resources.

        Enhancing our Theatre Portfolio.    Through a deliberate and focused internal review process, we have closed or disposed of 697 older or obsolete theatres representing 4,295 screens on a combined basis since the end of fiscal 1995, 1,905 of which were owned by AMC Entertainment at the time of disposal and 2,390 of which were owned by Loews. We believe that our efforts in disposing of theatres that are nearing the end of their productive life cycle has differentiated us from our peer competitors and contributed to our overall portfolio quality. We have identified 39 theatres with 366 screens that we may close over the next one to three years due to expiration of leases or early lease termination. We will continue to evaluate our theatre portfolio and, where appropriate, dispose of theatres through closures, lease terminations, lease buyouts, sales or subleases.

        In addition to our disposition activity, we will evaluate the potential for new theatres and, where appropriate, intend to replace underperforming theatres with new, modern theatres that offer amenities that are consistent with our portfolio. Currently, we have 12 theatres representing 151 screens committed for opening from fiscal 2009 to 2011. Actual number of closures and new builds from fiscal 2009 through 2011 may differ materially from our estimates. Lastly, we intend to selectively pursue acquisitions where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio. Historically we have demonstrated a successful track record of integrating acquisitions such as Loews and General Cinema. Our acquisition of Loews on January 26, 2006 combined two leading theatrical exhibition companies, each with a long history of operating in the industry, and increased the number of screens we operated by 47%.

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

        During the period from 1990 to 2008, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 599 in 2006, according to the Motion Picture Association 2007 MPA Market Statistics.

        North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. As of April 3, 2008, approximately 87% of our screens in the United States were located in film licensing zones where we are the sole exhibitor.

        Licenses that we enter into typically state that rental fees are based on either aggregate terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under an aggregate terms formula, we pay the distributor a specified percentage of box office receipts or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Paramount Pictures, Twentieth Century Fox, Warner Bros. Distribution, Buena Vista Pictures (Disney), SONY Pictures Releasing and Universal Pictures. Films licensed from these distributors accounted for approximately 85% of our U.S. and Canadian admissions revenues during fiscal 2008. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2008, no single distributor accounted for more than 15% of the motion pictures that we licensed or for more than 20% of our box office admissions.

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

Employees

        As of April 3, 2008, we employed approximately 1,200 full-time and 19,000 part-time employees. Approximately 35.4% of our U.S. theatre associates were paid the minimum wage.

        Approximately 1.8% of our U.S. employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators (and affiliated local unions). We believe that our relationship with this union is satisfactory. Approximately 80% of our Cinemex employees are represented by unions. We consider our employee relations to be good.

Theatrical Exhibition Industry and Competition

        Theatrical exhibition is the primary initial distribution channel for new motion picture releases and we believe that the theatrical success of a motion picture is often the most important factor in establishing its value in the other parts of the product life cycle (DVD, cable television and other ancillary markets).

        Theatrical exhibition has demonstrated long-term steady growth. U.S. and Canadian box office revenues increased by a 4.2% Compound Annual Growth Rate ("CAGR") over the last 20 years, driven by increases in both ticket prices and attendance. Ticket prices have grown steadily over the past 20 years, growing at a 2.9% CAGR. In calendar 2007, industry box office revenues were $9,629,000,000, an increase of 5.4%, compared to an increase of 3.5% in calendar year 2006.

        The following table represents information about the exhibition industry obtained from NATO.

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens	Screens Per Theatre
2007	$9,629	1,400	$6.88	5,545	38,159	6.9
2006	9,138	1,395	6.55	5,543	37,776	6.8
2005	8,832	1,376	6.41	5,713	37,092	6.5
2004	9,215	1,484	6.21	5,629	36,012	6.4
2003	9,165	1,521	6.03	5,700	35,361	6.2
2002	9,272	1,599	5.80	5,712	35,170	6.2
2001	8,125	1,438	5.65	5,813	34,490	5.9
2000	7,468	1,383	5.39	6,550	35,567	5.4
1999	7,314	1,440	5.06	7,031	36,448	5.2
1998	6,760	1,438	4.69	6,894	33,418	4.8
1997	6,216	1,354	4.59	6,903	31,050	4.5
1996	5,817	1,319	4.42	7,215	28,905	4.0
1995	5,269	1,211	4.35	7,151	26,995	3.8

        There are approximately 620 companies competing in the North American theatrical exhibition industry, approximately 360 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from the NATO 2007-08 Encyclopedia of Exhibition, we believe that the ten largest exhibitors (in terms of number of screens) operated approximately 65% of the indoor screens in 2007. This statistic is up from 34% in 1999 and is evidence that the theatrical exhibition business in the United States and Canada has been consolidating with the top four exhibitors accounting for approximately 56% of box office revenues in 2007 compared to 29% in 1995. During the period from 1995, when we first introduced the North American megaplex theatre, to 1999, U.S. and Canada screen count grew at an 8% CAGR from 27,000 to approximately 36,500. Since then, screen counts have grown at a more moderate pace, resulting in a total screen count of 38,159 at the end of 2007. According to NATO and the Motion Picture Association 2007 MPA Market Statistics, average screens per theatre have increased from 3.8 in 1995 to 6.9 in 2007, which we believe is indicative of the industry's development of megaplex theatres.

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

        We believe the theatrical exhibition industry is and will continue to be attractive for a number of key reasons, including:

        A Highly Popular and Affordable Out-of-Home Entertainment Experience.    Going to the movies is one of the most popular and affordable out-of-home entertainment options. In 2007, attendance at indoor movie theatres in the United States and Canada was 1,400,000,000. This contrasts to the 116,000,000 combined annual attendance generated by professional baseball, basketball and football over the same time period. The estimated average price of a movie ticket was $6.88 in 2007, considerably less than other out-of-home entertainment alternatives such as concerts and sporting events.

        Long History of Steady Growth.    The theatrical exhibition industry is a mature business which has, over an extended period, produced steady growth in revenues. The combination of the popularity of moviegoing, its steady long-term growth characteristics, industry consolidation that has resulted in more rational capital deployment and the relative maturity of the business makes theatrical exhibition a highly cash flow generative business today. Box office revenues in the United States and Canada have increased at a 4.2% CAGR over the last 20 years, driven by increases in both ticket prices and attendance across multiple economic cycles. During this period, the industry experienced short-term variability in attendance and resulting revenues which we believe were highly correlated to the quality of film product being exhibited. We believe that these long-term trends will continue.

        Importance to Content Providers.    We believe that the theatrical success of a motion picture is often the key determinant in establishing its value in the other parts of the product life cycle, such as DVD, cable television, merchandising and other ancillary markets. As a result, we believe motion picture studios will continue to work cooperatively with theatrical exhibitors to ensure the continued value of the theatrical window.

        Adoption of Digital Technology.    The theatrical exhibition industry is in the initial stages of conversion from film-based to digital projection technology. Virtually all filmed entertainment content today can be exhibited digitally. Digital projection results in a premium visual experience for patrons as there is no degradation of image over the life of a film. Digital content also gives the theatre operator greater flexibility in programming content. For example, theatre operators are able to better address capacity utilization and meet demand in their theatres by making real-time decisions on the number and size of auditoriums to program with content. Moreover, digital technology provides theatres with the opportunity for additional revenues through Digital 3D and alternative content offerings. Recent experience with digital has produced increased attendance and average ticket prices. For example, theatres are able to charge $1 to $3 more per ticket for a Digital 3D film than for a standard 2D film. Furthermore, Digital 3D screens have generated more than double the attendance of standard 2D versions of the same movie. Digital technology also facilitates live and pre-recorded networked and single-site meetings and corporate events in movie theatres and will allow for the distribution of live and pre-recorded entertainment content and the sale of associated sponsorships.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999, the Civil Rights Division of the Department of Justice filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. In separate rulings in 2002 and 2003 the court ruled against us in the "line of sight" and the "non-line of sight" aspects of this case. In 2003, the court entered a consent order and final judgment about the non-line of sight aspects of this case. On January 10, 2006, a federal judge in the United States District Court for the Central District of California ruled in favor of the Department of Justice with respect to a remedy in the line of sight aspects of this case. We have appealed this portion of the court's order. See Part I Item 3.—Legal Proceedings of this Annual Report on Form 10-K.

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

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 18—Operating Segments to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. During fiscal 2008, revenues from our theatre operations outside the United States accounted for 10.0% of our total revenues. Our U.S. and Canada operations include megaplexes in Canada as well. There are significant differences between the theatrical exhibition industry in the United States and in these international markets. These include:

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

(e)   Available Information.

        We make available on our web site (www.amctheatres.com) under "Investor Resources—SEC Filings", free of charge, Holdings' and AMCE's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Item 1A.

RISK FACTORS
Risks Related to Our Business

Our substantial debt could adversely affect our operations and prevent us from satisfying our debt obligations.

        We have a significant amount of debt. As of April 3, 2008, we had $1,685,655,000 of outstanding indebtedness. In addition, as of April 3, 2008, $185,947,000 was available for borrowing as additional senior debt under our senior secured credit facility. As of April 3, 2008, our subsidiaries had approximately $4,784,040,000 of undiscounted rental payments under operating leases (with initial base terms of between 15 and 20 years).

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

        If we fail to make any required payment under our senior secured credit facility or to comply with any of the financial and operating covenants contained therein, we would be in default. Lenders under our senior secured credit facility could then vote to accelerate the maturity of the indebtedness under the senior secured credit facility and foreclose upon the stock and personal property of our subsidiaries that is pledged to secure the senior secured credit facility. Other creditors might then accelerate other indebtedness. If the lenders under the senior secured credit facility accelerate the maturity of the indebtedness thereunder, we might not have sufficient assets to satisfy our obligations under the senior secured credit facility or our other indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of AMC Entertainment—Liquidity and Capital Resources."

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

        Prior to fiscal 2007, AMC Entertainment had reported net losses in each of the last nine fiscal years totaling approximately $510,088,000. For fiscal 2007, AMCE reported net earnings of $134,079,000 and for fiscal 2008, AMCE reported net earnings of $43,445,000. If we experience losses in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

We face significant competition for new theatre sites, and we may not be able to build or acquire theatres on terms favorable to us.

        We anticipate significant competition from other exhibition companies and financial buyers when trying to acquire theatres, and there can be no assurance that we will be able to acquire such theatres at reasonable prices or on favorable terms. Moreover, some of these possible buyers may be stronger financially than we are. In addition, given our size and market share, as well as our recent experiences with the Antitrust Division of the United States Department of Justice in connection with the Loews Acquisition and prior acquisitions, we may be required to dispose of theatres in connection with future acquisitions that we make. As a result of the foregoing, we may not succeed in acquiring theatres or may have to pay more than we would prefer to make an acquisition.

Acquiring or expanding existing circuits and theatres may require additional financing, and we cannot be certain that we will be able to obtain new financing on favorable terms, or at all.

        Our net capital expenditures aggregated approximately $151,676,000 for fiscal 2008. We estimate that our planned capital expenditures will be between $145,000,000 and $150,000,000 in fiscal 2009 and less than that in each of fiscal 2010 and 2011. Actual capital expenditures in fiscal 2009 and 2010 may differ materially from our estimates. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We may be reviewed by antitrust authorities in connection with acquisition opportunities that would increase our number of theatres in markets where we have a leading market share and in connection with DCIP.

        Given our size and market share, pursuit of acquisition opportunities that would increase the number of our theatres in markets where we have a leading market share would likely result in significant review by the Antitrust Division of the United States Department of Justice, and we may be required to dispose of theatres in order to complete such acquisition opportunities. For example, in connection with the Loews Dispositions, we were required to dispose of 10 theatres located in various markets across the United States, including New York City, Chicago, Dallas and San Francisco. As a result, we may not be able to succeed in acquiring other exhibition companies or we may have to dispose of a significant number of theatres in key markets in order to complete such acquisitions.

        In addition, as a cooperative venture among competitors for the purpose of joint purchasing, DCIP is potentially subject to restrictions under applicable antitrust law. While we believe that DCIP has conducted and will conduct its operations in accordance with all applicable law, it is possible that antitrust authorities will choose to examine and place limitations on DCIP's operations. Such limitations could include requiring that the venture be opened to include other independent competitors or striking down the joint purchasing arrangements altogether. If this were to occur, we might not realize the cost benefits, competitive advantages and increased core and ancillary revenues that we expect to receive from DCIP.

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

        Although the indentures for our notes contain a fixed charge coverage test that limits our ability to incur indebtedness, this limitation is subject to a number of significant exceptions and qualifications. Moreover, the indentures do not impose any limitation on our incurrence of capital or finance lease obligations or liabilities that are not considered "Indebtedness" under the indentures (such as operating leases), nor do they impose any limitation on the amount of liabilities incurred by subsidiaries, if any, that might be designated as "unrestricted subsidiaries," which are subsidiaries that we designate, which are not subject to the restrictive covenants contained in the indentures governing our notes. Furthermore, there are no restrictions in the indentures on our ability to invest in other entities (including unaffiliated entities) and no restrictions on the ability of our subsidiaries to enter into agreements restricting their ability to pay dividends or otherwise transfer funds to us. Also, although the indentures limit our ability to make restricted payments, these restrictions are subject to significant exceptions and qualifications.

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

        Our ability to make payments on and refinance our debt and other financial obligations, and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. As of August 16, 2007, Holdings began paying cash interest on its 12% senior discount notes due 2014 and made its first semi-annual cash interest payment on February 15, 2008. Holdings' ability to service the 12% senior discount notes due 2014 is subject to the restrictions on distributions from AMCE contained in our Senior Secured Credit Facility and the indentures governing AMCE's debt securities. The maximum amount AMC Entertainment was permitted to distribute to Holdings in compliance with its senior secured credit facility and the indentures governing AMC Entertainment's debt securities was approximately $275,422,000 as of April 3, 2008.

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

        We have maintained an investment in NCM. NCM's in-theatre advertising operations compete with other cinema advertising companies and other advertising mediums including, most notably, television, newspaper, radio and the Internet. There can be no guarantee that in-theatre advertising will continue to attract major advertisers or that NCM's in-theatre advertising format will be favorably received by the theatre-going public. If NCM is unable to generate expected sales of advertising, it may not maintain the level of profitability we hope to achieve, its results of operations and cash flows may be adversely affected and our investment in and revenues and dividends from NCM may be adversely impacted.

We may suffer future impairment losses and lease termination charges.

        The opening of large megaplexes by us and certain of our competitors has drawn audiences away from some of our older, multiplex theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. As a result, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005. AMC Entertainment's impairment losses from continuing operations over this period aggregated to $207,729,000. Loews' impairment losses aggregated approximately $4,000,000 in the period since it emerged from bankruptcy in 2002. Beginning fiscal 1999 through April 3, 2008, AMC Entertainment also incurred lease termination charges aggregating approximately $55,906,000. Historically, Loews has not incurred lease termination charges on its theatres that were disposed of or closed. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations.

Our international and Canadian operations are subject to fluctuating currency values.

        As of April 3, 2008, we owned, operated or held interests in megaplexes in Canada, Mexico, China (Hong Kong), France and the United Kingdom. Because the results of operations and the financial position of Cinemex and our other foreign operations are reported in their respective local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, our financial results are impacted by currency fluctuations between the dollar and those local currencies. Revenues from our theatre operations outside the United States accounted for 10% of our total revenues during the 53 weeks ended April 3, 2008. As a result of our international operations, we have risks from fluctuating currency values. As of April 3, 2008, a 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $3,568,000 and $38,285,000, respectively. We do not currently hedge against foreign currency exchange rate risk.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990, or ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such noncompliance.

        On January 29, 1999, the Department of Justice, or the Department, filed suit alleging that AMC Entertainment's stadium-style theatres violate the ADA and related regulations. On December 5, 2003, the trial court entered a consent order and final judgment under which AMC Entertainment agreed to remedy certain non-line of sight violations at twelve of its stadium-style theatres and to survey and make required betterments for its patrons with disabilities at its stadium-style theatres and at certain theatres it may open in the future. On January 10, 2006, the trial court ruled in favor of the Department regarding line of sight violations. Currently we estimate that betterments related to non-line of sight remedies will be required at approximately 140 stadium-style theatres. AMC Entertainment estimates that the total cost of these betterments will be $53,300,000, which is expected to be incurred over the remaining term of the consent order of twelve months or as extended by agreement between the parties prior to the end of the remaining term of the consent order. Through April 3, 2008 we have incurred approximately $16,860,000 of these costs. AMCE has appealed these decisions, argued its case to the Ninth Circuit Court of Appeals on November 8, 2007 and anticipates a decision soon. See Part 1 Item 3—Legal Proceedings of this Annual Report on Form 10-K.

We will not be fully subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the end of our fiscal year 2009.

        We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments and reports by an issuer's independent registered public accounting firm on the effectiveness of internal controls over financial reporting. We have completed our Section 404 annual management report and included the report in this Annual Report on Form 10-K. Our independent registered public accounting firm will not, however, need to include its attestation report in our annual report for fiscal 2008. Under current rules, the attestation of our independent registered public accounting firm will be required beginning in our Annual Report on Form 10-K for our fiscal 2009, which ends in April 2009, although the SEC has issued a proposed rule that, if adopted, would postpone the requirement until our fiscal 2010.

We are party to significant litigation.

        We are subject to a number of legal proceedings and claims that arise in the ordinary course of our business. We cannot be assured that we will succeed in defending any claims, that judgments will not be entered against us with respect to any litigation or that reserves we may set aside will be adequate to cover any such judgments. If any of these actions or proceedings against us is successful, we may be subject to significant damages awards. For a description of our legal proceedings, see Part I Item 3—Legal Proceedings of this Annual Report on Form 10-K.

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

        Our success is dependent in part on the efforts of key members of our management team. In particular, Mr. Peter C. Brown, our chairman and chief executive officer, has substantial experience and expertise in the theatrical exhibition industry and has made significant contributions to our growth and success. The loss of Mr. Brown's services or the services of other key members of our management team could materially adversely affect our business, financial condition, results of operations or prospects.

        In addition, competition for skilled professionals is intense. The loss of any of these professionals or the inability to recruit these individuals in our markets could adversely affect our ability to operate our business efficiently and profitably and could harm our ability to maintain our desired levels of service.

We may suffer material losses or damages, or be required to make material payments on existing lease and other guaranty obligations, concerning entities, businesses and assets we no longer own as a result of the disposition by Loews of its Canadian and German film exhibition operations prior to the Loews Acquisition, and we may not be able to collect on indemnities from the purchaser of our Canadian and German film exhibition operations in order to satisfy these losses, damages or payments.

        We may suffer losses or damages as a result of claims asserted by third parties relating to the Canadian and German entities which Loews no longer owns as a result of dispositions by Loews prior to the Loews Acquisition. While we cannot predict at this time what claims third parties may potentially assert against us, or the frequency or magnitude of such claims, such claims may include matters related to Loews' former ownership and operation of the Canadian and German entities and their respective businesses or assets (including matters related to the initial public offering of the

Cineplex Galaxy Income Fund in Canada). In addition, Loews has guaranteed certain real property leases for theatres located in Canada and in Germany which Loews no longer owns following the Loews transactions. The Canadian leases are long-term leases and contain options for additional terms which, if exercised, could extend the leases for substantial additional periods.

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

        We also often remain secondarily obligated for lease payments in the event the acquiring entity does not perform under its obligations for theaters we are divesting of, including the theatres required to be divested by us by the U.S. Department of Justice and state attorneys general, in conjunction with the Loews Acquisition.

We may not be able to generate additional ancillary revenues.

        We intend to continue to pursue ancillary revenue opportunities such as advertising, promotions and alternative uses of our theatres during non-peak hours. Our ability to achieve our business objectives may depend in part on our success in increasing these revenue streams. Some of our U.S. and Canadian competitors have stated that they intend to make significant capital investments in digital advertising delivery, and the success of this delivery system could make it more difficult for us to compete for advertising revenue. In addition, in March 2005, we contributed our cinema screen advertising business to NCM. As such, although we retain board seats in NCM, we do not control this business, and therefore do not control our revenues attributable to cinema screen advertising. We cannot assure you that we will be able to effectively generate additional ancillary revenue and our inability to do so could have an adverse effect on our business and results of operations.

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

        The master contracts between film producers and the screen actors unions are each scheduled to expire in July 2008. The smaller of the two screen actors' unions, The American Federation of Television and Radio Artists, and the film producers have tentatively agreed on a three-year contract. If union members choose to strike or film producers choose to lock out the union members, a disruption in the production of motion pictures could result.

We have no control over distributors of the films and our business may be adversely affected if our access to motion pictures is limited or delayed.

        We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theatres, our operating results may be adversely affected.

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

        We compete with other film delivery methods, including network, cable and satellite television, DVDs and video cassettes, as well as video-on-demand, pay-per-view services and downloads via the Internet. We also compete for the public's leisure time and disposable income with other forms of entertainment, including sporting events, live music concerts, live theatre and restaurants. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theatres, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

General political, social and economic conditions can reduce our attendance.

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on concessions, which accounted for 28% of our revenues in fiscal 2008, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Political events, such as terrorist attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.

Industry-wide conversion to digital-based media may increase our costs.

        The industry is in the early stages of conversion from film-based media to digital-based media. There are a variety of constituencies associated with this anticipated change that may significantly impact industry participants, including content providers, distributors, equipment providers and venue operators. While content providers and distributors have indicated they would bear substantially all of the costs of this change, there can be no assurance that we will have access to adequate capital to finance the conversion costs associated with this potential change should the conversion process rapidly accelerate or the content providers and distributors elect to not bear the related costs. Furthermore, it is impossible to accurately predict how the roles and allocation of costs between various industry participants will change if the industry changes from film-based media to digital-based media.

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding unconsolidated joint ventures, as of April 3, 2008:

Property Holding Classification	Theatres	Screens
Owned	12	121
Leased pursuant to ground leases	8	93
Leased pursuant to building leases	283	4,327
Build to suit and ground leases (Cinemex)	43	476

Total	346	5,017

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

Item 3.    Legal Proceedings.

        In the normal course of business, we are party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on our financial condition, cash flows or results of operations.

        United States of America v. AMC Entertainment Inc. and American Multi Cinema, Inc. (No. 99 01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that AMC Entertainment's stadium style theatres violate the ADA and related regulations. The Department alleged that AMC Entertainment had failed to provide persons in wheelchairs seating arrangements with lines of sight comparable to the general public. The Department alleged various non-line of sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        On November 20, 2002 the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case and on January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies. AMC Entertainment estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $22,000,000, which is expected to be incurred over a 4-5 year term. Through April 3, 2008, AMC Entertainment has not incurred any of these costs. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed these decisions, argued its case to the Ninth Circuit Court of Appeals on November 8, 2007 and anticipates a decision soon.

        As a result of the January 10, 2006 order, AMC Entertainment estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMC Entertainment has recorded the related liability of approximately $349,000.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on the non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final existing judgment on non-line of sight issues under which AMC Entertainment agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMC Entertainment estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $53,300,000 which is expected to be incurred over the remaining term of the consent order of twelve months or as extended by agreement between the parties. Through April 3, 2008 AMC Entertainment has incurred approximately $16,860,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against us in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. Plaintiff is seeking an order certifying the case as a class action as well as statutory and punitive damages in an unspecified amount. On October 31, 2007, the District Court denied plaintiff's motion for class certification without prejudice pending the Ninth Circuit's decision in an appeal from a denial of certification in a similar FACTA case. The parties have requested the District Court to stay all proceedings in the case pending the outcome of the Ninth Circuit case. We believe the plaintiff's allegations, particularly those asserting AMC's willfulness, are without merit.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On April 3, 2008, the Requisite Stockholder Majority (as defined under the Stockholders' Agreement) of AMC Entertainment Holdings, Inc. unanimously approved payment of a distribution from AMC Entertainment Inc. to Marquee Holdings Inc. in the amount of $21,830,000.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common equity consists of Common Stock. There is currently no established public trading market for our Common Stock.

Common Stock

        On May 30, 2008, there was one stockholder of record of Common Stock (Marquee Holdings Inc.).

        On April 3, 2008, the Requisite Stockholder majority of Marquee Holdings Inc. unanimously approved payment of a distribution from AMC Entertainment Inc. to Marquee Holdings Inc. in the amount of $21,830,000. In connection with the holdco merger, AMCE paid a dividend to Holdings of $275,000,000.

Issuer Purchase of Equity Securities

        There were no repurchases of Common Stock during the thirteen weeks ended April 3, 2008.

Item 6.    Selected Financial Data.

	Years Ended(1)(3)(6)
	53 Weeks Ended April 3, 2008(4)	52 Weeks Ended March 29, 2007(4)	52 Weeks Ended March 30, 2006(4)	From Inception July 16, 2004 through March 31, 2005(7)	April 2, 2004 through December 23, 2004(7)	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(in thousands, except operating data)
Statement of Operations Data:
Revenues:
Admissions	$1,703,075	$1,659,939	$1,138,034	$297,310	$847,476	$1,139,108
Concessions	708,786	686,318	456,028	117,266	328,970	436,737
Other revenue	92,466	115,314	92,816	24,884	82,826	102,387

Total revenues	2,504,327	2,461,571	1,686,878	439,460	1,259,272	1,678,232

Costs and Expenses:
Film exhibition costs	879,076	855,804	595,353	152,747	452,727	605,898
Concession costs	83,546	79,711	50,581	12,801	37,880	46,868
Operating expense	649,890	619,076	451,522	115,590	324,427	442,974
Rent	457,929	445,924	329,878	80,776	223,734	288,321
General and administrative:
Merger, acquisition and transactions costs	3,739	9,996	12,487	22,268	42,732	5,508
Management fee	5,000	5,000	2,000	500	—	—
Other(8)	49,822	55,875	39,984	14,600	33,727	56,798
Pre-opening expense	7,130	6,569	6,607	39	1,292	3,865
Theatre and other closure expense (income)	(20,970)	9,011	601	1,267	10,758	4,068
Restructuring charge(9)	—	—	3,980	4,926	—	—
Depreciation and amortization	251,194	256,472	164,047	43,931	86,052	115,296
Impairment of long-lived assets	8,933	10,686	11,974	—	—	16,272
Disposition of assets and other gains	(2,408)	(11,183)	(997)	(302)	(2,715)	(2,590)

Total costs and expenses	2,372,881	2,342,941	1,668,017	449,143	1,210,614	1,583,278

Other expense (income)(5)	(12,431)	(10,267)	(9,818)	(6,778)	—	13,947
Interest expense:
Corporate borrowings	142,439	201,067	116,140	39,668	66,851	66,963
Capital and financing lease obligations	7,150	5,585	4,068	1,449	5,848	8,698
Equity in (earnings) losses of non-consolidated entities(12)	(43,019)	(233,704)	7,807	(161)	(129)	(25)
Investment (income)(13)	(25,538)	(17,982)	(3,151)	(2,351)	(6,344)	(2,812)

Earnings (loss) from continuing operations before income taxes	62,845	173,931	(96,185)	(41,510)	(17,568)	8,183
Income tax provision (benefit)	19,400	42,300	69,400	(6,880)	14,760	10,400

Earnings (loss) from continuing operations	43,445	131,631	(165,585)	(34,630)	(32,328)	(2,217)
Earnings (loss) from discontinued operations, net of income tax benefit(2)	—	2,448	(25,291)	(133)	(3,550)	(8,497)

Net earnings (loss)	$43,445	$134,079	$(190,876)	$(34,763)	$(35,878)	$(10,714)

Preferred dividends	—	—	—	—	104,300	40,277

Net earnings (loss) for shares of common stock	$43,445	$134,079	$(190,876)	$(34,763)	$(140,178)	$(50,991)

	Years Ended(1)(3)(6)
	53 Weeks Ended April 3, 2008(4)	52 Weeks Ended March 29, 2007(4)	52 Weeks Ended March 30, 2006(4)	From Inception July 16, 2004 through March 31, 2005(7)	April 2, 2004 through December 23, 2004(7)	52 Weeks Ended April 1, 2004
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	(in thousands, except operating data)
Balance Sheet Data (at period end):
Cash and equivalents	$106,181	$317,163	$230,115	$70,949	$—	$333,248
Corporate borrowings	1,615,672	1,634,265	2,250,559	1,161,970	—	686,431
Other long-term liabilities	351,310	366,813	394,716	350,490	—	182,467
Capital and financing lease obligations	69,983	53,125	68,130	65,470	—	61,281
Stockholder's equity	1,133,495	1,391,880	1,243,909	900,966	—	280,604
Total assets	3,847,282	4,104,260	4,402,590	2,789,948	—	1,506,534
Other Data:
Net cash provided by (used in) operating activities(11)	$220,208	$417,751	$23,654	$(46,687)	$145,364	$155,227
Capital expenditures	(151,676)	(138,739)	(117,688)	(18,622)	(66,155)	(95,011)
Proceeds from sale/leasebacks	—	—	35,010	50,910	—	63,911
Screen additions	136	128	137	—	44	114
Screen acquisitions	—	32	2,117	3,728	—	48
Screen dispositions	356	675	150	14	28	142
Average screens—continuing operations(10)	5,049	5,105	3,661	3,355	3,350	3,309
Number of screens operated	5,094	5,314	5,829	3,714	3,728	3,712
Number of theatres operated	353	379	428	247	249	250
Screens per theatre	14.4	14.0	13.6	15.0	15.0	14.8
Attendance (in thousands)—continuing operations(10)	236,235	241,437	165,831	44,278	126,450	176,162

(1)
There were no cash dividends declared on common stock other than the $21,830 dividend and the $275,000 dividend during fiscal 2008 discussed in Part II Item 5 of this Form 10-K.

(2)
Fiscal 2004 includes losses from discontinued operations related to a theatre in Sweden that was sold during fiscal 2004. Fiscal 2007, 2006, 2005, and 2004 includes losses from discontinued operations related to five theatres in Japan that were sold during fiscal 2006 and five theatres in Iberia that were sold during fiscal 2007. During fiscal 2007 the Successor includes a loss from discontinued operations of $2,448 (net of income tax benefit of $0). During fiscal 2006 the Successor includes a loss from discontinued operations of $25,291 (net of income tax provision of $20,400). During fiscal 2005 the Successor includes a loss from discontinued operations of $133 (net of income tax provision of $80) and the Predecessor includes a loss from discontinued operations of $3,550 (net of income tax provision of $240). Fiscal 2004 includes an $8,497 loss from discontinued operations (net of income tax benefit of $2,000.

(3)
Fiscal 2008 includes 53 weeks. All other years have 52 weeks.

(4)
We acquired Loews Cineplex Entertainment Corporation on January 26, 2006, which significantly increased our size. In the Loews acquisition we acquired 112 theatres with 1,308 screens throughout the United States that we consolidate and 40 theatres with 443 screens in Mexico that we consolidate. Accordingly, results of operations for the Successor periods ended April 3, 2008, March 29, 2007, and March 30, 2006 are not comparable to our results for the prior fiscal years.

(5)
During fiscal 2008, other expense (income) is composed of $11,289 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote, insurance recoveries of $1,246 for property losses related to Hurricane Katrina, $397 of business interruption recoveries related to Hurricane Katrina and $501 of expense related to ineffectiveness on the Cinemex interest rate swap. During fiscal 2007, other expense (income) is composed of $10,992 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote, insurance recoveries of $2,469 for property losses related to Hurricane Katrina, $294 of business interruption insurance recoveries related to Hurricane Katrina, call premiums, a write off of deferred financing costs and unamortized premiums related to the redemption of our 9 1/2% Senior Subordinated Notes due 2011, our Senior Floating Rate Notes due 2010 and our 9 7/8% Senior Subordinated Notes due 2012 of $3,488. During fiscal 2006, other expense (income) is composed of $8,699 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote, insurance recoveries of $3,032 for property losses related to Hurricane Katrina, net of disposition losses of $346, $1,968 of business interruption insurance recoveries related to Hurricane Katrina, the write-off of deferred financing cost of $1,097 related to our senior secured credit facility in connection with our issuance of the new senior secured credit facility and $2,438 of fees related to an unused bridge facility in connection with the Mergers and related financing transactions. During fiscal 2005, other expense (income) is composed of $6,745 of income related to the derecognition of stored value card liabilities where management believes future redemption to be remote and $33 of gain recognized on the redemption of $1,663 of our 9 1/2% senior subordinated notes due 2011. During fiscal 2004, other expense (income) is composed of losses recognized on the redemption of $200,000 of our 9 1/2% senior subordinated notes due 2009 and $83,400 of our 9 1/2% senior subordinated notes due 2011.

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

(8)
Includes stock-based compensation of $207 for the 53 weeks ended April 3, 2008. Includes stock based compensation of $10,568, $3,433, $1,201, $0, and $8,727 during fiscal 2007 Successor, fiscal 2006 Successor, fiscal 2005 Successor, fiscal 2005 Predecessor, and fiscal 2004, respectively.

(9)
Restructuring charges related to one-time termination benefits and other cost related to the displacement of approximately 200 associates in connection with an organizational restructuring, which was completed to create a simplified organizational structure, and contribution of assets by NCN to NCM. This organizational restructuring was substantially completed as of March 29, 2007.

(10)
Includes consolidated theatres only.

(11)
Cash flows provided by operating activities for the 52 weeks ended March 30, 2006 do not include $142,512 of cash acquired in the Mergers which is included in cash flows from investing activities.

(12)
During fiscal 2008, equity in (earnings) losses of non-consolidated entities includes cash distributions of $22,175 from NCM. LLC. During fiscal 2008, equity in (earnings) losses of non-consolidated entities includes a gain of $18,751 from the sale of HGCSA and during fiscal 2007 a gain of $238,810 related to the NCM, Inc. IPO.

(13)
Includes gain of $15,977 for the 53 weeks ended April 3, 2008 from the sale of our investment in Fandango, Inc.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion relates to the audited financial statements of AMC Entertainment Inc., included elsewhere in this Form 10-K. This discussion contains forward-looking statements. Please see "Forward-Looking Statements" for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

        We are one of the world's leading theatrical exhibition companies. As of April 3, 2008, we owned, operated or had interests in 353 theatres and 5,094 screens with 89%, or 4,551 of our screens in the U.S. and Canada, and 11%, or 543 of our screens in Mexico, China (Hong Kong), France and the United Kingdom.

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

        On March 29, 2005, AMC Entertainment, along with Regal Entertainment Group ("Regal"), combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We record our share of on-screen advertising revenues generated by our advertising subsidiary, National Cinema Network, Inc. ("NCN") and NCM in other theatre revenues. We contributed fixed assets and exhibitor agreements of our cinema screen advertising subsidiary NCN to NCM. We also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to our investment in NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above NCM issued a 37% interest in its Class A units to NCN. Since that date, our interest in NCM has declined to 19.1% due to the entry of new investors. On February 13, 2007, NCM, Inc., a newly-formed entity that serves as the sole manager of NCM, announced the pricing of its initial public offering of 42,000,000 shares of common stock at a price of $21.00 per share. Subsequent to the NCM, Inc. IPO, we held an 18.6% interest in NCM, and at April 3, 2008 we held a 19.1% interest. AMCE received net proceeds upon completion of the NCM initial public offering of $517,122,000. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012. On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our 9 1/2% senior subordinated notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our senior floating rate notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175,000,000 aggregate principal amount of our 9 7/8% senior subordinated notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3,488,000.

        On June 20, 2005, Holdings entered into a merger agreement with LCE Holdings, the parent of Loews, pursuant to which LCE Holdings merged with and into Holdings, with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMC Entertainment continuing after the Mergers. The transactions closed on January 26, 2006. Upon completion of the Mergers, JPMP, Apollo, JPMP's and Apollo's co-investors, Bain, Carlyle, Spectrum and management held 100% of Holdings' outstanding capital stock.

        In conjunction with the Mergers, we entered into a final judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees require us to hold separate and divest ourselves of certain theatres. We sold six of these theatres during the 52 weeks ended March 29, 2007 for an aggregate sales price of $64,302,000, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, retained one of the theatres pursuant to an agreement reached with the California Attorney General and closed one remaining theatre during fiscal 2007.

        In connection with the Mergers, on January 26, 2006, we entered into the following financing transactions:

  •
  the issuance of $325,000,000 in aggregate principal amount of 11% senior subordinated notes due 2016 (the "Notes due 2016");

  •
  a new senior secured credit facility with Citicorp North America, Inc., Banco Nacional De Mexico, S.A., Integrante del Grupo Financiero Banamex and the lenders named therein, consisting of a $650,000,000 term loan facility and a $200,000,000 revolving credit facility (the "Senior Secured Credit Facility");

  •
  the termination of AMC Entertainment's March 25, 2004 senior secured credit facility, under which no amounts were outstanding;

  •
  the repayment of all outstanding amounts under Loews' existing senior secured credit facility and the termination of all commitments thereunder (the "Loews Facility"); and

  •
  the completion of a tender offer and consent solicitation for all $315,000,000 aggregate principal amount of Loews' outstanding 9.0% senior subordinated notes due 2014.

        The proceeds of the financing transactions were used to repay amounts outstanding under the Loews Facility, to fund the tender offer, to pay related fees and expenses, and to pay fees and expenses related to the Mergers.

        In connection with the Mergers, we acquired Loews on January 26, 2006, which significantly increased our size. In the Mergers, we acquired 112 theatres with 1,308 screens in the United States (included in our U.S. and Canada operating segment) and 40 theatres with 443 screens in Mexico (included in our International operating segment) that are included in our consolidated results of operations from January 26, 2006. Accordingly, results of operations for the fifty-three weeks ended April 3, 2008 and fifty-two weeks ended March 29, 2007, which include fifty-three and fifty-two weeks, respectively, of operations of the businesses we acquired, are not comparable to our results of operations for the fifty-two weeks ended March 30, 2006 which include nine weeks of operations of the businesses we acquired.

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

        In December 2006, we disposed of our equity method investment in Yelmo, which owned and operated 27 theaters with 310 screens in Spain on the date of sale.

        During the fifty-three weeks ended April 3, 2008, we closed eighteen theatres with 196 screens in the U.S., opened nine new theatres with 136 screens in the U.S., and sold seventeen theatres with 160 screens in Argentina, Brazil, Chile and Uruguay, resulting in a circuit total of 353 theatres and 5,094 screens.

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

        Box office admissions are our largest source of revenue. We predominantly license "first-run" motion pictures from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on either aggregate terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under an aggregate terms formula, we pay the distributor a specified percentage of box office receipts or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

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

        During fiscal 2008, films licensed from our eleven largest distributors based on revenues accounted for approximately 95% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2007, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 599 in 2006, according to Motion Picture Association 2007 MPA Market Statistics.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We believe our introduction of the megaplex concept to North America in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through April 3, 2008, AMC Entertainment and Loews added 208 theatres with 3,733 new screens, acquired 431 theatres with 3,007 screens and disposed of 697 theatres with 4,295 screens. As of April 3, 2008, approximately 75% of our screens in the U.S. and Canada were located in megaplex theatres.

Stock-Based Compensation

        We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R), "Shared-Based Payment (Revised)" and Staff Accounting Bulletins No. 107 and No. 110 "Share Based Payments". Under SFAS 123(R), compensation cost is calculated on the date of the grant and then amortized over the vesting period. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions: common stock value on the grant date, risk-free interest rate, expected term, expected volatility, and dividend yield. Option awards which require classification as a liability under FAS 123(R) are revalued at each subsequent reporting date using the Black-Scholes model.

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

        One holder of options which are classified as a liability by Holdings exercised options on 500 shares during the fiscal year 2008.

        The common stock value used to estimate the fair value of each option on the December 23, 2004 grant date was based upon a contemporaneous third party arms-length transaction on December 23, 2004 in which we sold 769,350 shares of our common stock for $1,000 per share to unrelated parties.

        For the 7,684.57447 option awards classified as liabilities by Holdings, we revalued the options at each period end following the grant date using the Black-Scholes model. In valuing this liability, Holdings used a fair value of common stock of $1,000 per share, which was based on a contemporaneous valuation reflecting market conditions as of April 3, 2008.

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

        On November 14, 2007, we entered into an agreement with Richard T. Walsh (formerly executive vice president, AMC Entertainment Inc., and chairman, AMC Film Programming), which extended the exercise period applicable to his outstanding vested stock options from 90 days following his departure on August 17, 2007 until 60 days after an initial public offering of the common stock of AMC Entertainment Holdings, Inc., or in the event no initial public offering has occurred by June 16, 2008, until January 2, 2009. We have accounted for the extension of the exercise term for vested options for Mr. Walsh as a modification under SFAS No. 123(R), Share Based Payment. We measured the compensation cost for the modified award by comparing the fair value of the modified award and the fair value of the original award immediately before it was modified, and we recognized a charge to expense and an offsetting increase to additional paid-in capital for the incremental fair value of the vested awards, which was determined to be $32,326 as calculated using the Black-Scholes option pricing model, during fiscal year 2008. Because Mr. Walsh held no unvested awards and no unvested awards were modified, there is no additional compensation cost to recognize in the future related to his awards.

Critical Accounting Estimates

        The accounting estimates identified below are critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these estimates on our business operations are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations where such estimates affect our reported and expected financial results. For a detailed discussion on the application of these estimates and other accounting policies, see the notes to AMCE's consolidated financial statements included elsewhere in this Form 10-K. The methods and judgments we use in applying our accounting estimates have a significant impact on the results we report in our financial statements. Some of our accounting estimates require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of long-lived assets, including intangibles, which impacts impairment of long-lived assets when we impair assets or accelerate their depreciation; recoverability of goodwill, which creates the potential for write-offs of goodwill; recognition and measurement of current and deferred income tax assets and liabilities, which impacts our tax provision; recognition and measurement of our remaining lease obligations to landlords on our closed theatres and other vacant space, which impacts theatre and other closure expense (income); estimation of self-insurance reserves which impacts theatre operating and general and administrative expenses; recognition and measurement of net periodic benefit costs for our pension and other defined benefit programs, which impacts general and administrative expense; estimation of film settlement terms and measurement of film rental fees which impacts film exhibition costs and estimation of the fair value of assets acquired, liabilities assumed and consideration paid for acquisitions, which impacts the measurement of assets acquired (including goodwill) and liabilities assumed in a business combination. Below, we discuss these areas further, as well as the estimates and judgments involved.

        Impairments.    We review long-lived assets, including intangibles and investments in unconsolidated subsidiaries accounted for under the equity method, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. The Company performs its annual impairment analysis during the fourth quarter because Christmas and New Year's holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management's expected return on assets during fiscal 2008, 2007, and 2006. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and, accordingly, actual results could vary significantly from such estimates. We have recorded impairments of long-lived assets of $8,933,000, $10,686,000, and $11,794,000 during fiscal 2008, 2007, and 2006, respectively.

        Goodwill.    Our recorded goodwill was $2,048,865,000 and $2,056,053,000 as of April 3, 2008 and March 29, 2007, respectively. We evaluate goodwill for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that reduce the fair value for a reporting unit below its carrying amount. Goodwill is recorded in our U.S. and Canada theatrical exhibition operating segment and in Cinemex, which are also our reporting units for purposes of evaluating our recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness or by using assistance of third party valuation studies, which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value.

        Income taxes.    In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense as well as operating loss and tax credit carryforwards. We must assess the likelihood that we will be able to recover our deferred tax assets in each domestic and foreign tax jurisdiction in which we operate. If recovery is not more likely than not, we must record a valuation allowance for the deferred tax assets that we estimate are more likely than not unrealizable. As of April 3, 2008, we had recorded approximately $730,000 of net deferred tax liabilities (net of valuation allowances of approximately $328,174,000) related to the estimated future tax benefits and liabilities of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The recoverability of these deferred income tax assets is dependent upon our ability to generate future taxable income in the relevant taxing jurisdictions. Projections of future taxable income require considerable management judgment about future attendance levels, revenues and expenses.

        Theatre and Other Closure Expense (Income).    Theatre and other closure expense (income) is primarily related to payments made or received or expected to be made or received to or from landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense (income) is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to or from landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense (income) based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense (income) is based on estimates of our borrowing costs at the time of closing. As a result of the merger with Marquee, we have remeasured our liability for theatre closure at a rate of 7.55%, our estimated borrowing cost on the date of this merger. Subsequent theatre closure liabilities have been measured using discount rates that ranged from 8.54% to 8.82%. We have recorded theatre and other closure (income) expense of $(20,970,000), $9,011,000, and $601,000 during the fiscal years ended April 3, 2008, March 29, 2007, and March 30, 2006.

        Casualty Insurance.    We are self-insured for general liability up to $500,000 per occurrence and carry a $400,000 deductible limit per occurrence for workers compensation claims. We utilize actuarial projections of our estimated ultimate losses that we will be responsible for paying and as a result there is considerable judgment necessary to determine our casualty insurance reserves. The actuarial method that we use includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of April 3, 2008 and March 29, 2007, we had recorded casualty insurance reserves of $23,254,000 and $25,675,000, respectively. We have recorded expense related to general liability and workers compensation claims of $15,376,000, $14,644,000, and $10,936,000 during the periods ended April 3, 2008, March 29, 2007, and March 30, 2006, respectively.

        Pension and Postretirement Assumptions.    Pension and postretirement benefit obligations and the related effects on operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense and/or liability measurement. We evaluate these critical assumptions at least annually. In addition, medical trend rates are an important assumption in projecting the medical claim levels for our postretirement benefit plan.

Other assumptions affecting our pension and postretirement obligations involve demographic factors such as retirement, expected increases in compensation, mortality and turnover. These assumptions are evaluated periodically and are updated to reflect our experience. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement expense. For our principal pension plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $1,327,000. For our postretirement plans, a 50 basis point decrease in the discount rate would increase postretirement expense by approximately $86,000. For fiscal 2008, we increased our discount rate to 6.25% from 5.75% for our pension plans and to 6.00% from 5.75% for our postretirement benefit plan. On November 7, 2006, our Board of Directors approved an amendment to freeze our Defined Benefit Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Enhancement Plan (the "Plans") as of December 31, 2006. On December 20, 2006 we amended and restated the Plans to implement the freeze as of December 31, 2006. As a result of the freeze there will be no further benefits accrued after December 31, 2006, but continued vesting for associates with less than five years of vesting service. We will continue to fund existing benefit obligations and there will be no new participants in the future. As a result of amending and restating the Plans to implement the freeze, we recognized a curtailment gain of $10,983,000 in our consolidated financial statements which reduced our pension expense for fiscal 2007. In connection with a reorganization, there was a reduction in certain pension and postretirement plan participants, which resulted in curtailment gains in fiscal 2006 for accounting purposes of $2,300,000. We have recorded net periodic benefit cost (income) for our pension and postretirement plans of $1,461,000, $(4,454,000), and $4,706,000 during the periods ended April 3, 2008, March 29, 2007, and March 30, 2006, respectively.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. A 50 basis point decrease in the expected return on assets of our qualified defined benefit pension plan would increase pension expense on our principal plans by approximately $376,000 per year.

        The annual rate of increase in the per capita cost of covered health care benefits assumed for 2008 was 8.0% for medical and 3.5% for dental and vision. The rates were assumed to decrease gradually to 5.0% for medical in 2010 and remain at 3.5% for dental. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of April 3, 2008 by $3,911,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2008 by $455,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2008 by $3,238,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2008 by $370,000. Note 13—Employee Benefit Plans to AMCE's consolidated financial statements included elsewhere in this Form 10-K includes disclosures of our pension plan and postretirement plan assumptions and information about our pension plan assets.

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

        Licenses that we enter into typically state that rental fees are based on either aggregate terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under an aggregate terms formula, we pay the distributor a specified percentage of box office receipts or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

        We accrue film exhibition costs based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses entered into with our distributors. Generally, less than one third of our quarterly film exhibition cost is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. However, actual film costs and film costs payable could differ materially from those estimates. For fiscal years 2008, 2007, and 2006 there were no significant changes in our film cost estimation and settlement procedures.

        As of April 3, 2008 and March 29, 2007, we had recorded film payables of $49,730,000 and $72,070,000, respectively. We have recorded film exhibition costs of $879,076,000, $855,804,000, and $595,353,000 during the periods ended April 3, 2008, March 29, 2007, and March 30, 2006.

        Acquisitions.    We account for our acquisitions of theatrical exhibition businesses using the purchase method. The purchase method requires that we estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash, common stock, senior subordinated notes and bankruptcy related claims. We have utilized valuation studies for certain of the assets and liabilities acquired to assist us in determining fair value. The estimation of the fair value of the assets and liabilities acquired including deferred tax assets and liabilities related to such amounts and consideration given involves a number of judgments and estimates that could differ materially from the actual amounts.

        We completed the Mergers on January 26, 2006. The acquisition was treated as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations for an estimated purchase price of $537,171,000. Consideration was provided through a stock issuance by Holdings. The consolidated financials include the results of Loews operations from the date of the Mergers.

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our United States and Canada and International theatrical exhibition operations and Other. Reference is made to Note 18—Operating Segments to our consolidated financial statements included elsewhere in this Form 10-K for additional information about our operations by operating segment.

        Fiscal year 2008 includes 53 weeks, and fiscal years 2007 and 2006 include 52 weeks.

(In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Revenues
U.S. and Canada theatrical exhibition
Admissions	$1,601,126	$1,564,850	$1,110,464
Concessions	642,368	627,179	443,580
Other theatre	67,486	92,823	76,485

	2,310,980	2,284,852	1,630,529

International theatrical exhibition
Admissions	101,949	95,089	27,570
Concessions	66,418	59,139	12,448
Other theatre	24,980	22,318	3,424

	193,347	176,546	43,442
Other	—	173	12,907

Total revenues	$2,504,327	$2,461,571	$1,686,878

Costs and Expenses
U.S. and Canada theatrical exhibition
Film exhibition costs	$834,863	$815,321	$583,626
Concession costs	68,494	65,567	47,922
Theatre operating expense	599,470	569,924	421,665
Rent	429,694	419,443	317,181
Preopening expense	7,130	4,776	5,768
Theatre and other closure expense (income)	(21,013)	8,966	1,313

	1,918,638	1,883,997	1,377,475

International theatrical exhibition
Film exhibition costs	44,213	40,483	11,727
Concession costs	15,052	14,144	2,659
Theatre operating expense	50,162	47,363	14,888
Rent	28,235	26,481	12,697
Pre-opening expense	—	1,793	839
Theatre and other closure expense (income)	43	45	(712)

	137,705	130,309	42,098

Other	258	1,789	14,969
General and administrative expense:
Merger, Acquisition and Transaction Costs	3,739	9,996	12,487
Management Fee	5,000	5,000	2,000
Other	49,822	55,875	39,984
Restructuring Charge	—	—	3,980
Depreciation and amortization	251,194	256,472	164,047
Impairment of long-lived assets	8,933	10,686	11,974
Disposition of assets and other gains	(2,408)	(11,183)	(997)

Total costs and expenses	$2,372,881	$2,342,941	$1,668,017

	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Operating Data (at period end):
Screen additions	136	128	137
Screen acquisitions	—	32	2,117
Screen dispositions	356	675	150
Average screens—continuing operations(1)	5,049	5,105	3,661
Number of screens operated	5,094	5,314	5,829
Number of theatres operated	353	379	428
Screens per theatre	14.4	14.0	13.6
Attendance (in thousands)—continuing operations(1)	236,235	241,437	165,831

(1)
Includes consolidated theatres only.

For the Year Ended April 3, 2008 and March 29, 2007

        Revenues.    Total revenues increased 1.7%, or $42,756,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007.

        U.S. and Canada theatrical exhibition revenues increased 1.1%, or $26,128,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007. Admissions revenues increased 2.3%, or $36,276,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007, due to a 5.1% increase in average ticket prices partially offset by a 2.6% decrease in total attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2008) increased 1.2% during the year ended April 3, 2008 over the comparable period last year, primarily due to a 4.8% increase in average ticket price partially offset by a 3.5% decrease in attendance at comparable theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres performed similarly to overall performance of industry comparable theatres in the markets where we operate. Concessions revenues increased 2.4%, or $15,189,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to a 5.2% increase in average concessions per patron related primarily to price increases partially offset by the decrease in attendance. Other theatre revenues decreased 27.3%, or $25,337,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007. Included in other theatre revenues is our share of on-screen advertising revenues generated by NCM. The decrease in other theatre revenues was primarily due to decreases in on-screen advertising revenues as a result of the new Exhibitor Services Agreement with NCM. See Note 1—Revenues for discussion of the change in estimate for revenues recorded during the year ended April 3, 2008.

        International theatrical exhibition revenues increased 9.5%, or $16,801,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007. Admissions revenues increased 7.2%, or $6,860,000, due to a 5.9% increase in average ticket price and a 1.3% increase in attendance. Concessions revenues increased 12.3%, or $7,279,000, due to the increase in attendance and a 10.9% increase in concessions per patron. Concessions per patron increased in Mexico due primarily to price increases and promotions designed to increase transaction size and incidence of purchase. International revenues were positively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations.

        Costs and expenses.    Total costs and expenses increased 1.3%, or $29,940,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007.

        U.S. and Canada theatrical exhibition costs and expenses increased 1.8%, or $34,641,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007. Film exhibition costs increased 2.4%, or $19,542,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.1% in both the current period and the prior period. Concession costs increased 4.5%, or $2,927,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to the increase in concessions revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.7% in the current period compared with 10.5% in the prior period. As a percentage of revenues, theatre operating expense increased to 25.9% in the current period from 24.9% in the prior period due primarily to increases in advertising expenses as a result of the new Exhibitor Services Agreement with NCM. Rent expense increased 2.4%, or $10,251,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007. During the year ended April 3, 2008, we recognized $21,013,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms for seven of our theatres that were closed during fiscal 2008 or where the lease was terminated during this period. During the year ended March 29, 2007, we recognized $8,966,000 of theatre and other closure expense (income) due primarily to the closure of 26 theatres with 253 screens and to accretion of the closure liability related to theatres closed during prior periods.

        International theatrical exhibition costs and expenses increased 5.7% or $7,396,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007. Film exhibition costs increased $3,730,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to the increase in admissions revenues. Concession costs increased $908,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to the increase in concession revenues partially offset by a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenue, concession costs were 22.7% in the current period compared to 23.9% in the prior period. As a percentage of revenues, theatre operating expense was 25.9% in the current period compared to 26.8% in the prior period. Rent expense increased $1,754,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007. International costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings from continuing operations. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger and acquisition costs decreased $6,257,000 from $9,996,000 to $3,739,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007. Current year costs are primarily comprised of preacquisition expenses for casualty insurance losses and payments for a union-sponsored pension plan related to the Merger with Loews.

        Management fees.    Management fees were unchanged during the year ended April 3, 2008 compared to the year ended March 29, 2007. Management fees of $1,250,000 were paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expenses decreased 10.8%, or $6,053,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007. The decrease in other general and administrative expenses is primarily due to a decrease in stock compensation expense of $10,361,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to the accelerated vesting of certain options as a result of entry into a separation and general release agreement with the holder of these options during the year ended March 29, 2007 and forfeitures during the year ended April 3, 2008. As a result of the accelerated vesting during the prior year and forfeitures during the current year, there is no expense related to these options during the current year. Additionally, incentive compensation expense decreased by $3,297,000 related to declines in operating performance compared to the annual target underlying our annual incentive plan. These declines in general and administrative expense were partially offset by a decrease in pension income of $5,974,000 related to an amendment to freeze our Plans as of December 31, 2006 which resulted in the recording of a curtailment gain of $10,983,000 during fiscal 2007.

        Impairment of Long-Lived Assets.    During fiscal 2008 we recognized a non-cash impairment loss of $8,933,000 that reduced property, net on 17 theatres with 176 screens (in New York, Maryland, Indiana, Illinois, Nebraska, Oklahoma, California, Arkansas, Pennsylvania, Washington, and the District of Columbia). During fiscal 2007 we recognized a non-cash impairment loss of $10,686,000 on 10 theatres with 117 screens (in New York, Washington, Indiana, Illinois, Michigan, Texas, Pennsylvania and Massachusetts). Of the charge, $1,404,000 was related to intangible assets, net and $9,282,000 was related to property, net. The estimated future cash flows of these theatres, undiscounted and without interest charges, were less than the carrying value of the theatre assets. We continually evaluate the future plans for certain of our theatres, which may include selling theatres or closing theatres and terminating the leases.

        Depreciation and Amortization.    Depreciation and amortization decreased 2.1%, or $5,278,000 compared to the prior period. The prior year includes a cumulative adjustment to depreciation expense of approximately $2,200,000 related to adjustments to fair value for the Merger.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $2,408,000 in the current period compared to $11,183,000 in the prior period. The current and prior periods include $2,426,000 and $13,130,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres. The prior year includes a loss on the dispositions of theatres in the United States as required by and in connection with the Mergers of $1,946,000.

        Other Income.    Other income includes $11,289,000 and $10,992,000 of income related to the derecognition of stored value card liabilities where we believe future redemption to be remote, during the year ended April 3, 2008 and March 29, 2007, respectively. During the year ended April 3, 2008, other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption, partially offset by expense of $501,000 related to ineffectiveness of the Cinemex interest rate swap. During the year ended March 29, 2007, other income includes insurance recoveries related to Hurricane Katrina of $2,469,000 for property losses in excess of property carrying cost and $294,000 for business interruption, partially offset by a loss on redemption of debt as described below of $3,488,000.

        Interest Expense.    Interest expense decreased 27.6%, or $57,063,000, primarily due to decreased borrowings.

        AMC received net proceeds upon completion of the NCM initial public offering of $517,122,000. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011 (the "Notes due 2011"), our senior floating rate notes due 2010 (the "Floating Notes due 2010") and 9 7/8% senior subordinated notes due 2012 (the "Notes due 2012"). On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our Notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our Floating Notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175,000,000 aggregate principal amount of our Notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3,488,000, which was recorded in Other Income in fiscal 2007.

        On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the Senior Secured Credit Facility for $850,000,000, of which $635,375,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $11,929,000 during fiscal 2008.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were $43,019,000 in the current period compared to earnings of $233,704,000 in the prior period. Equity in earnings related to our investment in HGCSA were $18,743,000 for the year ended April 3, 2008, and include the gain on disposition of HGCSA of $18,751,000. Equity in earnings related to our investment in National CineMedia, LLC were $22,175,000 and $234,213,000 for the years ended April 3, 2008 and March 29, 2007, respectively. We received net proceeds upon completion of the NCM initial public offering of $517,122,000. We recorded deferred revenues of $231,308,000 for the proceeds we received related to modification payments to our Exhibitor Services Agreement with National CineMedia, LLC. We recorded the $285,814,000 of remaining proceeds we received from the NCM IPO for the redemption of our preferred and common units to first reduce our recorded equity method investment to $0 and second to reflect the remaining proceeds as equity in earnings of non-consolidated entities. As a result we recorded a change of interest gain of $132,622,000 and received distributions in excess of our investment in National CineMedia, LLC related to the redemption of preferred and common units of $106,188,000. See Note 6—Investments for the components of equity in earnings related to National CineMedia, LLC.

        Investment Income.    Investment income was $25,538,000 for the year ended April 3, 2008 compared to $17,982,000 for the year ended March 29, 2007. Current year investment income includes a gain on the sale of Fandango of $15,977,000. Interest income decreased $9,382,000 compared to prior year due primarily to less cash and equivalents available for investment.

        Income Tax Provision (Benefit).    The provision for income taxes from continuing operations was $19,400,000 for the year ended April 3, 2008 and $42,300,000 for the year ended March 29, 2007. See Note 11—Income Taxes.

        Loss from Discontinued Operations, Net.    On May 11, 2006, we sold our operations in Iberia, including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. On June 30, 2005, we sold Japan AMC Theatres, Inc., including four theatres in Japan with 63 screens, and classified its operations as discontinued operations. The information presented for all fiscal 2008 and 2007 reflects the new classifications. See Note 3—Discontinued Operations for the components of the loss from discontinued operations.

        Net Earnings (Loss).    Net earnings were $43,445,000 and $134,079,000 for the year ended April 3, 2008 and March 29, 2007, respectively.

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

        Revenues from Other decreased 98.7%, or $12,734,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006 due to the contribution of NCN's net assets to NCM on March 29, 2005 and the related run-off of customer contracts. The revenues of NCN during fiscal 2006 and 2007 are comprised of customer contracts entered into prior to March 29, 2005. Our share of advertising revenues generated by NCM are included in U.S. and Canada Other theatre revenues.

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

        Other.    Other general and administrative expense increased 39.7%, or $15,891,000, during the year ended March 29, 2007 compared to the year ended March 30, 2006. We incurred increased expense at Cinemex of $7,905,000, incentive-based compensation increased $2,412,000 due to improvements in operating results and we experienced increases in other salaries of $7,179,000 and professional services and consulting of $1,648,000 primarily related to the Merger and a payment of $2,465,000 to one of our former executive officers pursuant to his separation and general release agreement. Additionally, stock compensation expense increased $7,135,000 based on the increase in estimated fair value for outstanding liability classified options and accelerated vesting of these options as a result of entry into a separation and general release agreement with the holder of these options (see Note 10—Stockholder's Equity). These increases were partially offset by a curtailment gain of $10,983,000 related to our defined benefit pension plan (see Note 13—Employee Benefit Plan).

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

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $11,183,000 in the current period compared to $997,000 in the prior period. The current and prior periods include $13,130,000 and $935,000, respectively, of settlements received related to fireproofing litigation recoveries at various theatres (see Note 14—Commitments and Contingencies). The current period includes a loss on the dispositions of theatres in the United States as required by and in connection with the Mergers of $1,946,000.

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

        On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the Senior Secured Credit Facility for $850,000,000, of which $643,500,000 is currently outstanding as a variable rate term note. We also incurred interest expense related to debt held by Cinemex of $12,258,000 during fiscal 2007.

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

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were $233,704,000 in the current period compared to losses of $7,807,000 in the prior period. Equity in (earnings) losses related to our investment in National CineMedia LLC were $(234,213,000) and $5,478,000 for the year ended March 29, 2007 and March 30, 2006, respectively. We received net proceeds upon completion of the NCM initial public offering of $517,122,000. We recorded deferred revenues of $231,308,000 for the proceeds we received related to modification payments to our Exhibitor Services Agreement with National CineMedia, LLC. We recorded the $285,814,000 of remaining proceeds we received from the NCM IPO for the redemption of our preferred and common units to first reduce our recorded equity method investment to $0 and second to reflect the remaining proceeds as equity in earnings of non-consolidated entities. As a result we recorded a change of interest gain of $132,622,000 and received distributions in excess of our investment in National CineMedia, LLC related to the redemption of preferred and common units of $106,188,000. See Note 6—Investments for the components of equity in earnings related to National CineMedia, LLC.

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

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $220,208,000, $417,751,000, and $23,654,000 during the periods ended April 3, 2008, March 29, 2007, and March 30, 2006 respectively. The decrease in operating cash flows during the year ended April 3, 2008 is primarily due to the one-time receipt of payments related to the Exhibitor

Service Agreement with National CineMedia, LLC in fiscal 2007. The increase in operating cash flows during the year ended March 29, 2007 is primarily due to an increase in deferred revenues of $231,308,000 for the proceeds we received related to modification payments to our Exhibitor Services Agreement with National CineMedia, LLC, increases in attendance and improvement in operating results, including amounts relating to the Mergers.

        We had working capital deficits as of April 3, 2008 and March 29, 2007 of ($220,072,000) and ($38,306,000), respectively. Working capital includes $134,560,000 and $127,334,000 of deferred revenue as of April 3, 2008 and March 29, 2007 respectively. We received litigation settlement checks related to fireproofing claims totaling $2,426,000 and $13,130,000 during the years ended April 3, 2008 and March 29, 2007. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $185,947,000 and $177,500,000 available on our credit facility to meet these obligations for the periods ended April 3, 2008 and March 29, 2007, respectively.

        During the year ended April 3, 2008, we closed 18 theatres with 196 screens in the U.S., opened 9 new theatres with 136 screens in the U.S., and sold seventeen theatres with 160 screens in Argentina, Brazil, Chile, and Uruguay, resulting in a circuit total of 353 theatres and 5,094 screens.

Cash Flows from Investing Activities

        Cash provided by (used in) investing activities, as reflected in the Consolidated Statement of Cash Flows were $(139,405,000), $283,969,000, and $109,323,000 during the periods ended April 3, 2008, March 29, 2007, and March 30, 2006 respectively. As of April 3, 2008, we had construction in progress of $21,649,000. We had 6 U.S. theatres with a total of 72 screens under construction on April 3, 2008 that we expect to open in fiscal 2009. Cash outflows from investing activities include capital expenditures of $151,676,000 during the year ended April 3, 2008. We expect that our gross capital expenditures in fiscal 2009 will be approximately $145,000,000 to $150,000,000.

        Cash flows for the period ended April 3, 2008 include proceeds from the disposal of HGCSA and Fandango of $28,682,000 and $17,977,000, respectively. Cash flows for the period ended March 29, 2007 include proceeds from the NCM distribution of $285,814,000, proceeds from the sale of our theatres in Spain and Portugal of $35,446,000 and proceeds from our disposition of Yelmo and of U.S. theatres as required by and in connection with the mergers of $116,439,000. Cash flows for the period ended March 30, 2006 include cash acquired from the Mergers of $142,512,000, proceeds from the sale leaseback of two theatres of $35,010,000 and proceeds from the sale of the Japan theatres of $53,456,000, partially offset by capital expenditures of $117,668,000. The cash acquired from the Mergers represented the cash held by Loews at the date of the Mergers. The Mergers were non-cash, and funded by the issuance of Holdings' common stock

        In December 2006, we disposed of our investment in Yelmo which owned and operated 27 theatres and 310 screens in Spain as of the date sold for proceeds of $52,137,000.

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

        On February 13, 2007, NCM, Inc. completed its IPO of 42,000,000 shares of common stock at a price of $21.00 per share. Net proceeds from the NCM, Inc. IPO were used to acquire newly issued equity interest from NCM, and NCM distributed the net proceeds to each of AMC, Cinemark and

Regal on a pro rata basis in connection with modifying payment obligations for access to our theatres pursuant to the Exhibitor Services Agreement. We also sold common units in NCM to NCM, Inc. in connection with the exercise of the underwriters' option to purchase additional shares. In connection with the completion of the NCM, Inc. IPO, NCM entered into a $725,000,000 term loan facility the net proceeds of which were used to redeem preferred units held by each of AMC, Cinemark and Regal on a pro rata basis pursuant to a recapitalization of NCM. AMC received net proceeds upon completion of such transactions of $517,122,000. We recorded $285,814,000 of the proceeds received from the NCM, Inc. IPO to first reduce our recorded equity method investment to $0 and second to reflect the remaining proceeds as equity in earnings of non-consolidated entities. We used the proceeds from these transactions, together with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012.

        In connection with the completion of the NCM, Inc. IPO, AMC amended and restated its existing services agreement with NCM whereby in exchange for our pro rata share of the NCM, Inc. IPO proceeds, AMC agreed to a modification of NCM's payment obligation under the existing agreement. The modification extended the term of the agreement to 30 years, provided NCM with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which AMC is paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee would be composed of a fixed payment per patron and a fixed payment per digital screen, which would increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. Additionally, AMC entered into the Loews Screen Integration Agreement with NCM pursuant to which AMC will pay NCM an amount that approximates the EBITDA that NCM would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of the NCM, Inc. IPO, and NCM issued to AMC common membership units in NCM increasing its ownership interest to approximately 33.7%; such Loews payments will be made quarterly until May 2008 and are estimated to total approximately $15,850,000 in the aggregate. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, AMC would be required to purchase such time from NCM at a negotiated rate. In addition, after completion of the NCM, Inc. IPO, AMC expects to receive mandatory quarterly distributions of excess cash from NCM.

        We currently own 18,414,743 units or a 19.1% interest in NCM accounted for using the equity method of accounting. As of April 3, 2008 the fair market value of the shares in National CineMedia LLC was approximately $409,241,000 based on a price for shares of National CineMedia, Inc. on April 3, 2008 of $22.22 per share. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $520,969,000 for distributions received from NCM that were previously tax deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

        In March 2007, the board of directors of Fandango, Inc. ("Fandango"), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the "Fandango Merger Agreement"), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in the first quarter of fiscal 2008. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we estimate that we will have received approximately $20,000,000 in cash consideration in connection with the sale of our interest in Fandango of which $17,977,000 was received during fiscal 2008.

        We fund the costs of constructing new theatres through existing cash balances, cash generated from operations or borrowed funds, as necessary. We generally lease our theatres pursuant to long-term non-cancelable operating leases which may require the developer, who owns the property, to reimburse us for the construction costs. We may decide to own the real estate assets of new theatres and, following construction, sell and leaseback the real estate assets pursuant to long-term non-cancelable operating leases. On March 30, 2006, we sold the real estate assets associated with two theatres with 32 screens to Entertainment Properties Trust for proceeds of $35,010,000 and then leased the real estate assets associated with the theatres pursuant to a non-cancelable operating lease with terms of approximately 15 and 17 years at an initial lease rate of 9.25% with options to extend each for up to 15 additional years.

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(289,388,000), $(611,131,000), and $21,434,000 during the periods ended April 3, 2008, March 29, 2007, and March 30, 2006, respectively. During fiscal 2008, we made principal payments of $26,295,000 on our corporate borrowings, capital and financing lease obligation, and mortgage obligations. We also paid two cash dividends to Parent totaling $293,551,000. During fiscal 2007, we made principal payments of $592,811,000 to redeem our debt. We used the net proceeds included in investing activities from the NCM, Inc. IPO of $517,122,000, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011 (the "Notes due 2011"), our senior floating rate notes due 2010 (the "Floating Notes due 2010") and our 9 7/8% senior subordinated notes due 2012 (the "Notes due 2012"). On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our Notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our Floating Notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175,000,000 aggregate principal amount of our Notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3,488,000. Cash flows from financing activities for the period ended March 30, 2006 primarily include proceeds of $325,000,000 from the issuance of the Notes due 2016 and $650,000,000 from the Term Loan B which were used to repurchase $939,363,000 of debt, as well as $24,895,000 paid for financing costs which will be deferred and amortized over the life of the debt. On September 29, 2005 we received $6,661,000 additional construction allowance from our landlord Entertainment Properties Trust related to three of our Canada theatres which allowed for sale leaseback accounting at these locations and reduced our financing lease obligations by approximately $31,292,000, reduced the net book value of building assets related to these locations by approximately $15,839,000 and resulted in a deferred gain of $22,114,000. The deferred gain is amortized as a reduction of rent expense over the remaining terms of the leases.

        Concurrently with the closing of the Mergers, we entered into the following financing transactions: (1) our Senior Secured Credit Facility, consisting of a $650,000,0000 term loan facility and a $200,000,000 revolving credit facility; (2) the issuance by AMCE of $325,000,000 in aggregate principal amount of the Notes due 2016; (3) the termination of AMC Entertainment's existing senior secured credit facility, under which no amounts were outstanding, and the repayment of all outstanding amounts under Loews' existing senior secured credit facility and the termination of all commitments thereunder; and (4) the completion of the tender offer and consent solicitation for all $315,000,000 on aggregate principal amount of Loews' 9.0% senior subordinated notes due 2014.

        As a result of the merger with Marquee, AMC Entertainment became the obligor of $250,000,000 in aggregate principal amount of the 8 5/8% Senior Fixed Rate Notes due 2012 (the "Fixed Notes due 2012") and $205,000,000 in aggregate principal amount of Floating Notes due 2010 that were previously issued by Marquee Inc. on August 18, 2004. AMCE redeemed the Floating Notes due 2010 on March 23, 2007 with proceeds from the NCM transactions and cash on hand.

        In connection with the Marquee Transactions, Holdings issued $304,000,000 principal amount at maturity of its Discount Notes for gross proceeds of $169,917,760. The only operations of Holdings prior to the merger with Marquee were related to this financing.

        Concurrently with the consummation of the merger with Marquee, AMC Entertainment entered into an amendment to its credit facility. We refer to this amended credit facility as the "amended credit facility." The amended credit facility modified a previous Second Amended and Restated Credit Agreement dated as of March 26, 2004, which was superseded in connection with the execution of the "amended credit facility," which was scheduled to mature on April 9, 2009. The amended credit facility was replaced with the Senior Secured Credit Facility on January 26, 2006.

        On February 24, 2004, AMC Entertainment sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"). We used the net proceeds (approximately $294,000,000) to redeem our Notes due 2009 and a portion of our Notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at our option, in whole or in part, at any time on or after March 1, 2009 at 104.000% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. The Notes due 2014 are unsecured and are subordinated to all of AMC Entertainment's existing and future senior indebtedness (as defined in the indenture governing the Notes due 2014). The Notes due 2014 rank equally with AMC Entertainment's Notes due 2016.

        On January 26, 2006, AMC Entertainment sold $325,000,000 aggregate principal amount of the Notes due 2016. Net proceeds from the issuance of the Notes due 2016 were used to fund a portion of the Merger Transactions and to pay related fees and expenses. The Notes due 2016 bear interest at the rate of 11% per annum, payable February 1 and August 1 of each year. The Notes due 2016 are redeemable at our option, in whole or in part, at any time on or after February 1, 2011 at 105.5% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after February 1, 2014, plus in each case interest accrued to the redemption date. The Notes due 2016 are unsecured and are subordinated to all of AMC Entertainment's existing and future senior indebtedness (as defined in the indenture governing the Notes due 2016). The Notes due 2016 rank equally with its Notes due 2014.

        The indentures relating to our notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis (under the indentures for the Fixed Notes due 2012, Notes due 2014 and Notes due 2016). Under the terms of the Parent Term Loan Facility which is more restrictive than the AMCE and Holdings indentures and as a practical matter limits our ability to incur indebtedness, we could borrow approximately $426,200,000 as of April 3, 2008 in addition to permitted indebtedness (assuming an interest rate of 11% on the additional senior subordinated borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to the Notes due 2014 and Notes due 2016.

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

        As of April 3, 2008, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Cinemex Credit Facility, the Notes due 2016, the Notes due 2014 and the Fixed Notes due 2012.

  Senior Secured Credit Facility

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides AMC Entertainment financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility will include borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. AMC Entertainment's ability to borrow against the revolving credit facility is limited to approximately $185,947,000 as of April 3, 2008 due to $14,053,000 of outstanding letters of credit which reduce the capacity of the revolving credit facility.

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

        All obligations under the Senior Secured Credit Facility are guaranteed by each of AMC Entertainment's wholly-owned domestic subsidiaries. All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by substantially all of AMC Entertainment's assets as well as those of each subsidiary guarantor.

        The Senior Secured Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, AMC Entertainment's ability, and the ability of its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the Existing Subordinated Notes; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

        In addition, the Senior Secured Credit Facility requires, commencing with the fiscal quarter ended September 28, 2006, that AMC Entertainment and its subsidiaries maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default.

        As a result of the completion on February 13, 2007 of the NCM, Inc. IPO, we received proceeds of $517,122,000. Such proceeds along with approximately $100,000,000 of cash on hand was used for the redemption of our Notes due 2011, Notes due 2012 and our Floating Notes due 2010. The redemption of the subordinated notes would constitute restricted payments under our Senior Secured Credit Facility. Because our current restricted payment basket amount, after giving pro forma effect for an increase resulting from the NCM transaction, would be insufficient to accommodate this debt repayment, we amended the Senior Secured Credit Facility on February 14, 2007 to allow for up to $600,000,000 in subordinated debt repayments to be carved out of the restricted payments basket. This carve out was available for redemptions/repayments through April 30, 2007.

  Cinemex Credit Facility

        In August 2004, Cadena Mexicana de Exhibición S.A. de C.V., a wholly-owned subsidiary of Cinemex and an indirect wholly-owned subsidiary of Loews, entered into a senior secured credit facility, which remains in place after the consummation of the Mergers. The initial amount drawn under the Cinemex senior secured credit facility was 1,026.4 million Mexican pesos (approximately $90,000,000 as of August 16, 2004). Cinemex drew 106.3 million Mexican pesos (approximately $10,000,000 in August 2005) under the delayed draw feature of its senior secured credit facility. Approximately $106,382,000 was outstanding under the senior secured credit facility as of April 3, 2008. In December 2005, Cadena Mexicana entered into an amended and restated senior secured revolving credit facility which provides for an available revolving credit line of the peso equivalent of $25,000,000 with Banco Inbursa, S.A. and Scotiabank Inverlat, S.A. (the revolving credit facility is peso-denominated debt). During January and February of 2006 Cinemex drew 105.4 million Mexican pesos under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility as of April 3, 2008. All obligations of Cadena Mexicana under the Cinemex senior secured credit facility and revolving credit facility are guaranteed by Cinemex and each existing and future operating subsidiary of Cadena Mexicana, except for specified excluded subsidiaries.

        The Cinemex borrowings were non-recourse to Loews, and thus are non-recourse to AMCE. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Interbank Equilibrium Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of April 3, 2008 was 7.94%.

        In December 2006, Cinemex amended its senior secured revolving credit facility to extend it for an additional year, now maturing December 19, 2008. In December 2006, Cinemex also modified the terms of its senior secured credit facility term loan. The Cinemex term loan will mature on August 16, 2011 and will amortize beginning on February 16, 2009 in installments ranging from 10% to 30% of the principal balance per annum over the remaining period. Additionally, the applicable margin for the rate of interest has been modified to be based on a ratio of Net Debt to EBITDA. The applicable margin will now be 200 basis points for a ratio of 2.50 times to 3.00 times, 175 basis points for a ratio of 2.01 times to 2.50 times, 150 basis points for a ratio of 1.51 times to 2.00 times and 125 basis points for a ratio at or below 1.50 times.

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

        On June 12, 2007, Holdings announced that it had completed a solicitation of consents from holders of its 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014"), and that it had received consents for $301,933,000 in aggregate principal amount at maturity of the Discount Notes due 2014, representing 99.32% of the outstanding Discount Notes due 2014. In connection with the receipt of consents, Holdings paid an aggregate consent fee of approximately $4,360,000, representing a consent fee of $14.44 for each $1,000 in principal amount at maturity of Discount Notes due 2014 to which consents were delivered. Accordingly, the requisite consents to adopt the proposed amendment (the "Amendment") to the indenture pursuant to which the Discount Notes due 2014 were issued were received, and a supplemental indenture to effect the Amendment was executed by Holdings and the trustee under the indenture. The Amendment revised the restricted payments covenant to permit Holdings to make restricted payments in an aggregate amount of $275,000,000 prior to making an election to pay cash interest on its senior discount notes. The Amendment also contained a covenant by Holdings to make an election on August 15, 2007, the next semi-annual accretion date under the indenture, to pay cash interest on the senior discount notes. As a result, Holdings made its first cash interest payment in the amount of $14,447,700 on the senior discount notes on February 15, 2008. Holdings used cash on hand at AMCE to pay a dividend to Holdings' current stockholders in an aggregate amount of $275,000,000 and Holdings used cash on hand at AMCE of $18,551,000 from a $21,830,000 dividend paid by AMCE to make the interest payment on the senior discount notes and to pay other professional and consulting expenses. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through dividends it may receive from AMCE. AMCE's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of loans and dividends which AMCE could make to Holdings. Under the most restrictive of these provisions, set forth in the note Indenture for the Fixed Notes due 2012, the amount of loans and dividends which AMCE could make to Holdings may not exceed $275,422,000 in the aggregate as of April 3, 2008.

Parent Term Loan Facility

        To help finance the dividend paid by Parent to its stockholders discussed in Note 10 to our consolidated financial statements included elsewhere in this Form 10-K, our Parent entered into the Parent Term Loan Facility for net proceeds of $396,000,000. The interest rate on borrowings under the Parent Term Loan Facility was 7.80% per annum as of April 3, 2008. Interest on borrowings under the Parent Term Loan Facility is payable on each March 15, June 15, September 15, and December 15, beginning September 15, 2007 by adding such interest for the applicable period to the principal amount of the outstanding loans. Unpaid principal of $400,000,000 and interest on outstanding loans under the Parent Term Loan Facility are required to be repaid upon maturity on June 13, 2012. The Parent Term Loan Facility is neither guaranteed by, nor secured by the assets of, us or our subsidiaries.

        The Parent Term Loan Facility contains certain covenants that, among other things, may limit the ability of the Parent to incur additional indebtedness and pay dividends or make distributions in respect of its capital stock.

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases,

FF&E and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of April 3, 2008 are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2009	$10,386	$17,138	$119,217	$415,643	$56,274	$3,342	$622,000
2010	10,425	33,096	118,071	424,142	18,220	—	603,954
2011	10,476	43,734	115,658	415,881	—	—	585,749
2012	8,808	38,414	110,816	402,690	—	—	560,728
2013	7,396	859,375	91,379	389,275	—	—	1,347,425
Thereafter	80,142	625,000	123,292	2,736,409	—	—	3,564,843

Total	$127,633	$1,616,757	$678,433	$4,784,040	$74,494	$3,342	$7,284,699

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts or premiums on issuance.

(2)
Interest expense on the term loan was estimated at 4.64%, based upon the published LIBOR at April 24, 2008.

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

        As discussed in Note 11-Income Taxes, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109." At April 3, 2008, the Company had a liability for unrecognized benefits for $34,400,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our unrecognized tax benefits will be.

Fee Agreement

        In connection with the holdco merger, on June 11, 2007, Parent, Holdings, AMCE and the Sponsors entered into a Fee Agreement (the "Management Fee Agreement"), which replaced the December 23, 2004 fee agreement among Holdings, AMCE and the Marquee Sponsors, as amended and restated on January 26, 2006 (the "original fee agreement"). The Management Fee Agreement provides for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the twelfth anniversary from December 23, 2004, as well as reimbursements for each Sponsor's respective out-of-pocket expenses in connection with the management services provided under the Management Fee Agreement.

        In addition, the Management Fee Agreement provides for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses, and by AMCE to Parent of up to $3,500,000 for fees payable by Parent in any single fiscal year in order to maintain Parents' and AMCE's corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

        Upon the consummation of a change in control transaction or an IPO, the Sponsors will receive, in lieu of quarterly payments of the annual management fee, an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of April 3, 2008, we estimate this amount would be $36,546,000 should a change in control transaction or an IPO occur.

        The Management Fee Agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Investment in NCM

        As discussed in Cash Flows From Investing Activities, we hold an investment in 19.1% of NCM accounted for following the equity method. The fair market value of these shares is approximately $409,241,000 as of April 3, 2008. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $520,969,000 including distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Conclusion

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and the notes. We are considering various options with respect to the utilization of cash and equivalents in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings and payment of dividends.

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

New Accounting Pronouncements

        In March 2008, the FASB released SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, ("SFAS 161"), which expands the disclosure requirements about an entity's derivative and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and is effective for us at the beginning of fiscal 2010. Early application is encouraged. We are currently evaluating the enhanced disclosure requirements of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51, ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited. We have not determined the effect that the application of SFAS 160 will have on our consolidated financial position.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited. We are in the process of evaluating the impact SFAS 141(R) will have on our financial statements.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 ("SAB 107"). Under SAB 110 and 107, a company is able to use the "simplified" method in developing an estimate of expected term based on the date of exercise of "plain vanilla" share options. SAB 110 allows companies which do not have sufficient historical experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. We will continue to use the "simplified" method until there is sufficient historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for us on January 1, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We will be required to adopt this standard in the first quarter of fiscal 2009. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on our consolidated financial statements.

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is effective for us the first quarter of fiscal 2009. Early adoption is permitted. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of SFAS 157 ("FSP 157-2"), which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

        Interest Rate Swaps.    We periodically enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. In October 2007, AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,000,000 of our variable rate debt obligation. Under the terms of the agreement, we pay interest at a fixed rate of 4.707% and receive interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA. In addition, Grupo Cinemex is party to an interest rate swap with notional amounts ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000). Under the terms of the agreement, we pay interest at a fixed rate of 9.89% and receive interest at a variable rate based on 1-month MXN TIIE. The interest rate swap is scheduled to mature in August 2009. Based upon a sensitivity analysis performed as of April 3, 2008, a decrease in the underlying interest rates of 100 basis points would increase the fair value of the interest rate swap liability by $2,634,000 and a 100 basis point increase in the underlying interest rates would decrease the fair value of the interest rate swap liability by $2,545,000.

        Market risk on variable-rate financial instruments.    We maintain a $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our new revolving credit facility as of April 3, 2008 and had $635,375,000 outstanding under the term loan facility on April 3, 2008. Therefore, a 100 basis point increase in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $5,623,000 during the fifty-three weeks ended April 3, 2008.

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

        Foreign currency exchange rates.    We currently operate theatres in Canada, Mexico, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $3,568,000 or $38,285,000, respectively, as of April 3, 2008.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Inc.

TO THE STOCKHOLDER OF AMC ENTERTAINMENT INC.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of April 3, 2008, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 3, 2008. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Chairman of the Board, Chief Executive Officer
and President

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF AMC ENTERTAINMENT INC.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and its subsidiaries (the "Company"), at April 3, 2008 and March 29, 2007, and the results of their operations and their cash flows for the 53 week period ended April 3, 2008, the 52 week period ended March 29, 2007 and the 52 week period ended March 30, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 11, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FAS 109, in the first fiscal quarter of 2008.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
June 16, 2008

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Revenues
Admissions	$1,703,075	$1,659,939	$1,138,034
Concessions	708,786	686,318	456,028
Other theatre	92,466	115,314	92,816

Total revenues	2,504,327	2,461,571	1,686,878

Costs and Expenses
Film exhibition costs	879,076	855,804	595,353
Concession costs	83,546	79,711	50,581
Operating expense	649,890	619,076	451,522
Rent	457,929	445,924	329,878
General and administrative:
Merger, acquisition and transaction costs	3,739	9,996	12,487
Management fee	5,000	5,000	2,000
Other	49,822	55,875	39,984
Preopening expense	7,130	6,569	6,607
Theatre and other closure expense (income)	(20,970)	9,011	601
Restructuring charges	—	—	3,980
Depreciation and amortization	251,194	256,472	164,047
Impairment of long-lived assets	8,933	10,686	11,974
Disposition of assets and other gains	(2,408)	(11,183)	(997)

Total costs and expenses	2,372,881	2,342,941	1,668,017

Other expense (income)
Other expense (income)	(12,431)	(10,267)	(9,818)
Interest expense
Corporate borrowings	142,439	201,067	116,140
Capital and financing lease obligations	7,150	5,585	4,068
Equity in (earnings) losses of non-consolidated entities	(43,019)	(233,704)	7,807
Investment income	(25,538)	(17,982)	(3,151)

Total other expense (income)	68,601	(55,301)	115,046

Earnings (loss) from continuing operations before income taxes	62,845	173,931	(96,185)
Income tax provision	19,400	42,300	69,400

Earnings (loss) from continuing operations	43,445	131,631	(165,585)
Earnings (loss) from discontinued operations, net of income taxes	—	2,448	(25,291)

Net earnings (loss)	$43,445	$134,079	$(190,876)

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	April 3, 2008	March 29, 2007
Assets
Current assets:
Cash and equivalents	$106,181	$317,163
Receivables, net of allowance for doubtful accounts of $1,597 and $1,221 as of April 3, 2008 and March 29, 2007, respectively	46,844	65,532
Other current assets	74,166	30,402

Total current assets	227,191	413,097
Property, net	1,250,406	1,298,823
Intangible assets, net	206,674	234,176
Goodwill	2,048,865	2,056,053
Other long-term assets	111,846	94,811
Non-current assets held for sale	2,300	7,300

Total assets	$3,847,282	$4,104,260

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$177,354	$162,686
Accrued expenses and other liabilities	114,596	137,112
Deferred revenues and income	134,560	127,334
Current maturities of corporate borrowings and capital and financing lease obligations	20,753	24,271

Total current liabilities	447,263	451,403
Corporate borrowings	1,598,534	1,613,454
Capital and financing lease obligations	66,368	49,665
Deferred revenues for exhibitor services agreement	250,312	231,045
Other long-term liabilities	351,310	366,813

Total liabilities	2,713,787	2,712,380

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued as of April 3, 2008 and March 29, 2007 with 1¢ par value	—	—
Additional paid-in capital	1,190,651	1,487,274
Accumulated other comprehensive loss	(3,668)	(3,834)
Accumulated deficit	(53,488)	(91,560)

Total stockholder's equity	1,133,495	1,391,880

Total liabilities and stockholder's equity	$3,847,282	$4,104,260

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$43,445	$134,079	$(190,876)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	251,194	257,017	169,527
Non-cash portion of stock-based compensation	207	10,568	3,433
Non-cash portion of pension and postretirement (gain) expense	1,461	(4,454)	4,706
Impairment of long-lived assets	8,933	10,686	11,974
Deferred income taxes	8,400	30,000	88,240
Write-off of unamortized premium and issuance costs related to early extinguishment of debt	—	(11,304)	—
Increase in deferred revenues from NCM ESA	—	231,308	—
Equity in (earnings) losses of non-consolidated entities, net of distributions	(18,354)	(233,704)	7,807
Disposition of assets and other gains	(16,152)	(729)	—
Change in assets and liabilities, net of effects from acquisitions:
Receivables	10,389	3,375	9,084
Other assets	(39,972)	(3,682)	31,053
Accounts payable	5,906	3,448	(46,035)
Accrued expenses and other liabilities	(25,896)	(9,378)	(60,496)
Other, net	(9,353)	521	(4,763)

Net cash provided by operating activities	220,208	417,751	23,654

Cash flows from investing activities:
Capital expenditures	(151,676)	(138,739)	(117,668)
Proceeds from sale/leasebacks	—	—	35,010
Construction project costs reimbursable by landlord	(2,138)	(9,726)	—
NCM Distribution	—	285,814	—
Proceeds from restricted cash	1,513	—	—
Acquisition of Loews, net of cash acquired	—	—	142,512
Proceeds on disposal of Fandango	17,977	—	—
Proceeds on disposal of HGCSA	28,682	—	—
Proceeds on disposal—discontinued operations	—	35,446	53,456
LCE Screen Integration payments	(11,201)	—	—
Proceeds from disposition of long-term assets	175	116,439	3,032
Software licensing and development	(19,424)	(4,703)	(4,717)
Other, net	(3,313)	(562)	(2,302)

Net cash provided by (used in) investing activities	(139,405)	283,969	109,323

Cash flows from financing activities:
Repurchase of senior secured floating rate notes due 2010	—	(205,000)	—
Repurchase of notes due 2011	—	(212,811)	—
Repurchase of notes due 2012	—	(175,000)	—
Payments on Term Loan B	(8,125)	(6,500)	—
Principal payments under mortgages and capital and financing lease obligations	(6,070)	(3,848)	(3,173)
Deferred financing costs	—	(2,606)	(24,895)
Change in construction payables	13,586	(7,466)	1,204
Proceeds from issuance of 11% Senior Subordinated Notes due 2016	—	—	325,000
Proceeds from issuance of Senior Secured Credit Facility	—	—	650,000
Repayment of LCE credit facility	—	—	(620,425)
Repurchase of LCE 9% Senior Subordinated Notes due 2014	—	—	(318,938)
(Repayment of) borrowing under Cinemex credit facility	(12,100)	2,100	6,000
Dividends paid to Marquee Holdings Inc.	(293,551)	—	—
Proceeds from financing lease obligations	16,872	—	6,661

Net cash provided by (used in) financing activities	(289,388)	(611,131)	21,434
Effect of exchange rate changes on cash and equivalents	(2,397)	(3,541)	4,755

Net increase (decrease) in cash and equivalents	(210,982)	87,048	159,166
Cash and equivalents at beginning of year	317,163	230,115	70,949

Cash and equivalents at end of year	$106,181	$317,163	$230,115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $1,114, $1,760, and $2,239 during periods 2008, 2007, and 2006, respectively)	$146,855	$210,284	$115,753
Income taxes, net	17,064	897	(4,488)
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$4,600	$8,199	$—
Dividend to Holdings	3,279	—	—
Investment in NCM (See Note 6—Investments)	21,598	—	—
Refer to Note 2—Acquisitions for discussion of non-cash activities related to acquisitions.

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
(In thousands, except share and per share data)			Additional Paid-in Capital			Total Stockholder's Equity
	Shares	Amount
March 31, 2005 through April 3, 2008
Balance, March 31, 2005	1	$—	$935,344	$385	$(34,763)	$900,966
Comprehensive loss:
Net loss	—	—	—	—	(190,876)	(190,876)
Foreign currency translation adjustment	—	—	—	(11,685)	—	(11,685)
Additional minimum pension liability	—	—	—	(172)	—	(172)
Unrealized gain on Cinemex swap agreements	—	—	—	594	—	594
Unrealized loss on marketable securities	—	—	—	220	—	220

Comprehensive loss						(201,919)
Stock-based compensation—options	—	—	4,191	—	—	4,191
Issuance of Common Stock for Merger	—	—	540,671	—	—	540,671

Balance, March 30, 2006	1	—	1,480,206	(10,658)	(225,639)	1,243,909
Comprehensive earnings:
Net earnings	—	—	—	—	134,079	134,079
Foreign currency translation adjustment	—	—	—	(5,037)	—	(5,037)
Additional minimum pension liability	—	—	—	(139)	—	(139)
Unrealized loss on Cinemex swap agreements	—	—	—	(560)	—	(560)
Unrealized gain on Cinemex lease agreements	—	—	—	80	—	80
Unrealized gain on marketable securities	—	—	—	339	—	339

Comprehensive earnings						128,762
Adjustment for adoption of SFAS No. 158	—	—	—	12,141	—	12,141
Stock-based compensation—options	—	—	10,568	—	—	10,568
Purchase price adjustment of fair value of Common Stock issued for Merger	—	—	(3,500)	—	—	(3,500)

Balance March 29, 2007	1	—	1,487,274	(3,834)	(91,560)	1,391,880
Comprehensive earnings:
Net earnings	—	—	—	—	43,445	43,445
FIN 48 adoption adjustment	—	—	—	—	(5,373)	(5,373)
Foreign currency translation adjustment	—	—	—	(1,708)	—	(1,708)
Change in fair value of cash flow hedges	—	—	—	(5,507)	—	(5,507)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	1,523	—	1,523
Pension and other benefit adjustments	—	—	—	6,532	—	6,532
Unrealized loss on marketable securities	—	—	—	(674)	—	(674)

Comprehensive earnings						38,238
Stock-based compensation—options	—	—	207	—	—	207
Dividends paid to Marquee Holdings, Inc.	—	—	(296,830)	—	—	(296,830)

Balance April 3, 2008	1	$—	$1,190,651	$(3,668)	$(53,488)	$1,133,495

See Notes to Consolidated Financial Statements

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries' Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States and Canada ("U.S. and Canada") and in Mexico, China (Hong Kong), France and the United Kingdom. The Company discontinued its operations in Japan during the first quarter of fiscal 2006 and discontinued its operations in Spain and Portugal during the third quarter of fiscal 2007. The Company's U.S. and Canada theatrical exhibition business is conducted through AMC and AMCEI. The Company's International theatrical exhibition business is conducted primarily through Cinemex and AMCEI. See Note 2 for a discussion of the merger with Loews on January 26, 2006.

        Marquee Holdings Inc. ("Holdings") is a holding company with no operations of its own and has no ability to service interest or principal on the 12% Senior Discount Notes due 2014 other than through any dividends it may receive from AMCE. AMCE is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the 8 5/8% Senior Notes due 2012, the Existing Subordinated Notes and the amended credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

        On June 11, 2007, Marquee Merger Sub Inc. ("merger sub"), a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent"), merged with and into Holdings, with Holdings continuing as the surviving corporation (the "holdco merger"). As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into the right to receive a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Holdings' stockholders. See Note 8—Corporate Borrowings and Capital and Financing Lease Obligations and Note 10—Stockholder's Equity.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. See Note 3—Discontinued Operations.

        Assets held for Sale:    In conjunction with the Loews Merger (see Note 2—Acquisitions), the Company entered into a Final Judgment with the Antitrust Division of the United States Department of Justice and judgments and consent decrees with various States. These judgments and decrees required the Company to hold separate and divest itself of 10 certain theatres. As a result, the Company classified the assets and liabilities of these theatres as held for sale as of March 30, 2006. During fiscal 2007 the Company sold six of these theatres for cash, exchanged two of these theatres with another theatrical exhibitor for two theatres from that exhibitor in different markets, and closed

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

one of the remaining theatres. One theatre continues to be held by consent of the relevant state attorney general. Proceeds from the sales were $64,302,000. These proceeds have been classified as Proceeds on disposal—continuing operations in the Company's Cash Flows from investing activities. These theatres were part of the company's U.S. and Canada theatrical exhibition operating segment. The Company recorded a loss on the sales of these theatres of $1,947,000 during fiscal 2007.

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

        Principles of Consolidation:    The consolidated financial statements include the accounts of AMCE and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated.

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. Fiscal 2008 reflects a 53 week period, while fiscal 2007 and fiscal 2006 reflect 52 week periods.

        Revenues:    Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of stored value cards and discounted theatre tickets (no revenue or income recognition for non-presentment) until such time as the items are redeemed or management believes future redemption to be remote. During fiscal 2008, management changed its estimate of when it believes future redemption to be remote for discounted threatre tickets from 24 months from the date of sale to 18 months from the date of sale. Management believes the 18 month estimate is supported by its continued development of redemption history and that it is reflective of management's current best estimate. This change in estimate had the effect of increasing other revenues and earnings from continuing operations by approximately $4,200,000 and $2,600,000, respectively, during fiscal 2008. The Company recognizes revenues related to on-screen advertising pursuant to the specific terms of its Exhibitor Services Agreement with National CineMedia, LLC. During the periods ended April 3, 2008, March 29, 2007, and March 30, 2006, the Company recognized $11,289,000, $10,992,000, and $8,699,000 of income, respectively, related to the derecognition of stored value card liabilities where management believes future redemption to be remote which was recorded in other expense (income) in the Consolidated Statements of Operations.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. As of April 3, 2008 and March 29, 2007, the Company recorded film payables of $49,730,000 and $72,070,000, respectively. The Company recorded film exhibition costs of $879,076,000, $855,804,000, and $595,353,000 for the periods ended April 3, 2008, March 29, 2007 and March 30, 2006, respectively.

        Concession Costs:    The Company records payments from vendors as a reduction of concession costs when earned unless it is determined that the payment was for the fair value of services provided to the vendor where the benefit to the vendor is sufficiently separable from the Company's purchase of the vendor's products. In the latter instance revenue is recorded when and if the consideration received is in excess of fair value, then the excess is recorded as a reduction of concession costs. In addition, if the payment from the vendor is for a reimbursement of expenses, then those expenses are offset.

        NCN and Other:    On March 29, 2005, the Company and Regal Entertainment Group combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. The Company records its share of on-screen advertising revenues generated by NCN and NCM in other theatre revenues. The Company contributed fixed assets and exhibitor agreements of its cinema screen advertising subsidiary NCN to NCM. The Company also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to its investment in NCM. Additionally, the Company paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above, NCM, issued a 37% interest in its Class A units to NCN. Since that date, the Company's interest in NCM has declined to 19.1% due to the entry of new investors.

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

        Advertising Costs:    The Company expenses advertising costs as incurred and does not have any direct- response advertising recorded as assets. Advertising costs were $20,825,000, $21,385,000, and $22,679,000 during the 53 weeks ended April 3, 2008 and the fifty-two weeks ended March 29, 2007 and March 30, 2006, respectively.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash and Equivalents:    Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of April 3, 2008 and March 29, 2007 was $55,246,000 and $21,101,000, respectively.

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

        Intangible Assets:    Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from the acquisitions, and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer relationship intangible assets, non-competition and consulting agreements and trademarks, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets except for a customer relationship intangible asset and the AMC and Cinemex Trademark intangible assets associated with the merger with Marquee. The customer relationship intangible asset is amortized over eight years based upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. This pattern indicates that over 2/3rds of the cash flow generated from the asset is derived during the first five years. The AMC and Cinemex Trademark intangible assets are considered indefinite lived intangible assets, and therefore not amortized, but rather evaluated for impairment annually. The Company did not impair any intangible assets during fiscal 2008.

        Investments:    The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its consolidated balance sheets and records equity in earnings and losses of those entities accounted for following the equity method of accounting within equity in (earnings) losses of non-consolidated entities in its consolidated statements of operations. The Company follows the guidance in EITF 03-16 Accounting for Investments in Limited Liability Companies which prescribes the use of the equity method for investments that are not considered to be minor in Limited Liability Companies that maintain specific ownership accounts. The Company classifies gains and losses on sales

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

of and changes of interest in equity method investments within equity in (earnings) losses of non-consolidated entities, and classifies gains and losses on sales of investments accounted for using the cost method in investment income. As of April 3, 2008, the Company holds a 19.1% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 26% interest in Movietickets.com, a joint venture that provides moviegoers with a convenient way to buy movie tickets online, access local showtime information, view trailers and read reviews; a 33 1/3% interest in Digital Cinema Implementation Partners LLC, a joint venture to explore the possibility of implementing digital cinema in the Company's theatres, a 50% interest in three theatres that are accounted for following the equity method of accounting and a 50% interest in Midland Empire Partners, LLC, a joint venture developing live and film entertainment venues in the Power & Light District of Kansas City, Missouri. In February 2007, the Company recorded a change of interest gain of $132,622,000 and received distributions in excess of its investment in NCM related to the redemption of preferred and common units of $106,188,000. Future equity in earnings from NCM will not be recognized until cumulative earnings exceed the redemption gain or cash distributions of earnings are received. The Company's recorded investments exceed its proportional ownership of the underlying equity in these entities by approximately $5,523,000, excluding NCM. These differences will be amortized to equity in earnings or losses over the estimated useful lives of the related assets or evaluated for impairment. There was no impairment of the Company's investments as of April 3, 2008.

        Acquisitions:    The Company accounts for its acquisitions of theatrical exhibition businesses using the purchase method. The purchase method requires that the Company estimate the fair value of the individual assets and liabilities acquired as well as various forms of consideration given including cash, common stock, senior subordinated notes and bankruptcy related claims. The allocation of purchase price is based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, market prices of its indebtedness and valuation assessments.

        Goodwill:    Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets related to acquisitions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $2,048,865,000 as of April 3, 2008 and $2,056,053,000 as of March 29, 2007. The Company evaluates goodwill for impairment as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would reduce the fair value for a reporting unit below its carrying amount. The Company's goodwill is recorded in its U.S. and Canada theatrical exhibition operating segment and in Cinemex which are also the reporting units for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by considering multiples applied to cash flow estimates less net indebtedness or contemporaneous valuations which it believes are appropriate methods to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples to be used in determining fair value. There was no goodwill impairment as of April 3, 2008.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Long-term Assets:    Other long-term assets are comprised principally of investments in partnerships and joint ventures, costs incurred in connection with the issuance of debt securities, which are being amortized to interest expense over the respective lives of the issuances, and capitalized computer software, which is amortized over the estimated useful life of the software.

        Preopening Expense:    Preopening expense consists primarily of advertising and other start-up costs incurred prior to the operation of new theatres and are expensed as incurred.

        Theatre and Other Closure Expense (Income):    Theatre and other closure expense (income) is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company's closed theatres, other vacant space or theatres where development has been discontinued. Theatre and other closure expense (income) is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. Accretion expense relates to changes in the Company's theatre closure liability due to the passage of time where the Company has based its expected payments to landlords on discounted amounts and is a component of theatre and other closure expense (income). The Company recorded theatre and other closure expense (income) of $(20,970,000), $9,011,000, and $601,000 for the periods ended April 3, 2008, March 29, 2007 and March 30, 2006, respectively. The theatre and other closure income recognized in fiscal 2008 was primarly due to lease terminations negotiated on favorable terms at seven theatre locations. Accrued theatre and other closure expense (income) is generally classified as current based upon management's intention to negotiate termination of the related lease obligations within one year. See Note 15—Theatre and Other Closure and Disposition of Assets.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

one-time termination benefits and approximately $841,000 related to closure of offices during fiscal 2006. The Company's restructuring activities were complete as of March 30, 2006.

        The Company recorded a liability of $25,846,000 related to one-time termination benefits and other costs for the displacement of approximately 230 associates in connection with the Merger with Loews as part of purchase accounting. The Company recorded an additional $3,932,000 liability related to closures of Loews' duplicate administrative facilities in connection with the Merger with Loews as part of purchase accounting.

        Leases:    The majority of the Company's operations are conducted in premises occupied under lease agreements with initial base terms ranging generally from 15 to 20 years, with certain leases containing options to extend the leases for up to an additional 20 years. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception of the lease agreements and therefore, considers the initial base term as the lease term under Statement of Financial Accounting Standards No. 13, Accounting for Leases ("SFAS 13"). The leases provide for fixed and escalating rentals, contingent escalating rentals based on the Consumer Price Index not to exceed certain specified amounts and contingent rentals based on revenues with a guaranteed minimum.

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

        The Company records rent expense for its operating leases on a straight-line basis over the base term of the lease agreements commencing with the date the Company has "control and access" to the leased premises, which is generally a date prior to the "lease commencement date" contained in the lease agreement. Rent expense related to the "rent holiday" is recorded as a component of preopening expense until construction of the leased premises is complete and the premises are ready for their intended use. Rent charges upon completion of the leased premises subsequent to the theatre opening date are expensed as a component of rent expense. The estimated useful lives for leasehold improvements reflect the shorter of the base terms of the corresponding lease agreements or the economic life of the leasehold improvements.

        Occasionally, the Company will receive amounts from developers in excess of the costs incurred related to the construction of the leased premises. The Company records the excess amounts received from developers as deferred rent and amortizes the balance as a reduction to rent expense over the base term of the lease agreement.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company evaluates the classification of its leases following the guidance in SFAS 13. Leases that qualify as capital leases are recorded at the present value of the future minimum rentals over the base term of the lease using the Company's incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that corresponds with the base term of the lease.

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded $39,117,000 and $18,469,000 as financing lease obligations for failed sale leaseback transactions on its Consolidated Balance Sheets related to these types of projects as of April 3, 2008 and March 29, 2007, respectively.

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

        Impairment of Long-lived Assets:    Management reviews long-lived assets, including intangibles and investments in non-consolidated entities, for impairment as part of the Company's annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Management reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where the Company operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. Management evaluates its theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. The Company performs its annual impairment analysis during the fourth quarter because the Christmas and New Years holiday results comprise a significant portion of the Company's operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of the Company's impairment analysis. As a result of these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when management does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. Fair value for furniture, fixtures and equipment has been determined using factors such as similar asset sales and in some instances

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

third party valuation studies. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and accordingly, actual results could vary significantly from such estimates.

        If theatres currently have sufficient estimated future cash flows to realize the related carrying amount of theatre assets, but management believes that it is not likely the theatre will be operated to the end of its lease term, the estimated economic life of the theatre assets are revised to reflect management's best estimate of the economic life of the theatre assets for purposes of recording depreciation. Impairment losses were recorded during fiscal 2008, 2007 and 2006 due to deterioration in cash flows at certain theatres.

        Impairment losses by operating segment are as follows:

Impairment of long-lived assets (In thousands)	53 weeks Ended April 3, 2008	52 weeks Ended March 29, 2007	52 weeks Ended March 30, 2006
U.S. and Canada theatrical exhibition	$8,933	$10,686	$11,974
International theatrical exhibition	—	—	—

Total impairments of long-lived assets	$8,933	$10,686	$11,974

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

        Stock-based Compensation:    AMCE has no stock-based compensation arrangements of its own; however its ultimate parent, AMC Entertainment Holdings, Inc. granted options on 39,476.72872 shares to certain employees during the periods ended March 31, 2005 and March 30, 2006. Because the employees to whom the options were granted are employed by AMCE, AMCE has reflected the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009. The options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). AMCE has recorded $207,000 of stock-based compensation expense during the year ended April 3, 2008, $10,568,000 of stock-based compensation expense during the year ended March 29, 2007, and $3,433,000 of stock-based compensation expense during the year ended March 30, 2006.

        The options have been accounted for using the fair value method of accounting for stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment ("SFAS 123(R)") and Staff Accounting Bulletin ("SAB") No. 107 and 110, Share-

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Based Payment, and the Company has valued the options using the Black-Scholes formula. There is no cash impact related to the options included in the Company's Consolidated Statements of Cash Flows.

        One of the holders of stock options has put rights associated with his options deemed to be within his control whereby he can require Holdings to repurchase his options and as a result, the expense for these options is remeasured each reporting period as liability based options at Holdings and the related compensation expense is included in AMCE's financial statements. However, since the put option that causes liability classification is a put to AMCE's parent Holdings rather than AMCE, AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $207,000.

        The following table reflects the weighted average fair value per option granted during each year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	April 3, 2008(1)	March 29, 2007(1)	March 30, 2006(2)
Weighted average fair value on grant date	$—	$—	$230.75
Risk-free interest rate	—	—	4.5%
Expected life (years)	—	—	3
Expected volatility(3)	—	—	25.8%
Expected dividend yield	—	—	—

(1)
There were no options granted during the years ended April 3, 2008 and March 29, 2007.

(2)
Represents assumptions for stock options granted to certain employees of the Company.

(3)
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

        The Company adopted the new requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 ("FIN 48"), in the first quarter of fiscal 2008. As a result of the adoption of FIN 48, the Company recorded a $5,373,000 increase in current deferred tax assets, a $5,373,000 reduction of goodwill, a $5,373,000 current FIN 48 liability and a $5,373,000 charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007. See Note 11—Income Taxes.

        AMCE entered into a tax sharing agreement with Holdings under which AMCE agreed to make cash payments to Holdings to enable it to pay any (i) federal, state or local income taxes to the extent

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

that such income taxes are directly attributable to AMCE or its subsidiaries' income and (ii) franchise taxes and other fees required to maintain Holdings' legal existence.

        Casualty Insurance:    The Company is self-insured for general liability up to $500,000 per occurrence and carries a $400,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses that it will be responsible for paying to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of April 3, 2008 and March 29, 2007, the Company had recorded casualty insurance reserves of $23,254,000 and $25,675,000, respectively. The Company recorded expenses related to general liability and workers compensation claims of $15,376,000, $14,644,000, and $10,936,000 for the periods ended April 3, 2008, March 29, 2007 and March 30, 2006, respectively.

        Derivative Instruments:    Derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, to the extent effective, depending on whether the derivative is designated as a cash flow hedge and qualifies for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of derivative instruments recorded to accumulated other comprehensive income are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the change in fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. The estimated fair value for interest rate swap derivatives are based on prevailing market data that represents the theoretical cost the Company would have to pay to terminate the transactions. See Note 9—Derivative Instruments to these consolidated financial statements regarding the Company's derivative hedging activities.

        New Accounting Pronouncements:    In March 2008, the FASB released SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, ("SFAS 161"), which expands the disclosure requirements about an entity's derivative and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Early application is encouraged. The Company is currently evaluating the enhanced disclosure requirements of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51, ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

first fiscal year beginning on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial position.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Earlier adoption is prohibited. The Company is in the process of evaluating the impact SFAS 141(R) will have on its financial statements.

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 ("SAB 107"). Under SAB 110 and 107, a company is able to use the "simplified" method in developing an estimate of expected term based on the date of exercise of "plain vanilla" share options. SAB 110 allows companies which do not have sufficient historical experience to provide a reasonable estimate to continue use of the "simplified" method for estimating the expected term of "plain vanilla" share option grants after December 31, 2007. The Company will continue to use the "simplified" method until there is sufficient historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for the Company on January 1, 2008.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company will be required to adopt this standard in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, or the first quarter of fiscal 2009 for the Company. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of SFAS 157 ("FSP 157-2"), which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

        Presentation:    Certain amounts have been reclassified from prior period consolidated financial statements to conform with the current year presentation. As a result of the merger with Loews, the Company applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, as of January 26, 2006. The purchase method of accounting requires that the assets and liabilities be recorded at their fair values on the date of the purchase.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 2—ACQUISITIONS (Continued)

        The following is a summary of the allocation of the purchase price to the assets and liabilities of LCE Holdings based on management's judgment after evaluating several factors, including actuarial estimates for pension liabilities, estimates of fair value for issuance of common stock and a valuation assessment:

(In thousands)
Cash and equivalents	$142,512
Current assets	41,102
Property, net	726,993
Intangible assets, net	107,269
Goodwill	806,496
Deferred income taxes	14,112
Other long-term assets	73,902
Current liabilities	(180,918)
Corporate borrowings	(1,054,192)
Capital and financing lease obligations	(32,524)
Other long-term liabilities	(107,581)

Total estimated purchase price	$537,171

        Amounts recorded for goodwill were not subject to amortization, and were not considered deductible for income tax purposes. Goodwill in the amount of $602,035,000 and $204,461,000 was recorded at the Company's U.S. and Canada theatrical exhibition operating segment and the International operating segment, respectively. During fiscal years 2007 and 2008, the Company has recorded fair value adjustments to its preliminary allocation of purchase price, see Note 5—Goodwill and Other Intangible Assets.

        The Merger included the acquisition of intangible assets including $43,133,000 related to favorable leases with a weighted average amortization period of 10 years, $2,300,000 related to Loews trademark and trade name with an amortization period of 5 years, $44,853,000 related to advertising contracts with a weighted average amortization period of 5 years, $7,708,000 related to management contracts with a weighted average amortization period of 22 years, $1,940,000 related to Cinemex non-compete agreement with less than one year remaining on the agreement, and $7,335,000 related to Cinemex trademark and trade name which is not amortized. The Cinemex trademark and trade name are indefinite-lived intangible assets which are not subject to amortization but do require impairment evaluation during each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Intangible assets are more fully discussed in Note 5—Goodwill and Other Intangible Assets.

Unaudited Pro Forma Effect of Loews Merger

        The unaudited pro forma financial information presented below sets forth the Company's pro forma consolidated statement of operations for the fifty-two weeks ended March 30, 2006 to give effect to the Merger and the related debt issuances as if the transaction occurred at the beginning of the fiscal year. Such information is presented for comparative purposes only and does not purport to

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 2—ACQUISITIONS (Continued)

represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

(In thousands)	52 Weeks Ended Pro Forma March 30, 2006
(Unaudited)
Revenues
Admissions	$1,588,412
Concessions	648,873
Other revenues	131,866

Total revenues	2,369,151
Cost of operations	1,524,526
Rent	429,439
General and administrative:
Merger, acquisition and transaction costs*	18,023
Management fee	5,000
Other	78,661
Preopening expense	10,635
Theatre and other closure expense	601
Restructuring charge	3,980
Depreciation and amortization	262,764
Impairment of long-lived assets	11,974
Disposition of assets and other gains	(1,300)

Total costs and expenses	2,344,303
Other income	(9,818)
Interest expense	200,976
Investment expense (income)	5,390

Total other expense	196,548

Earnings (loss) from continuing operations before income taxes	(171,700)
Income tax provision (benefit)	9,197

Earnings (loss) from continuing operations	(180,897)
Income (loss) from discontinued operations, net of income tax benefit	(25,291)

Net loss	$(206,188)

Operating data (at period end) (unaudited):
Average screens**	5,080
Number of screens operated	5,337
Number of theatres operated	389
Screens per theatre	13.7
Attendance (in thousands)—continuing operations**	240,229

*
Primarily represents nonrecurring costs for the Merger Transactions.

**
Includes consolidated theatres only.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 3—DISCONTINUED OPERATIONS

        On May 11, 2006, the Company sold two of its wholly-owned subsidiaries, AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectáculos, LDA (collectively "Iberia"), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The investment in Yelmo was reported within other long-term assets at March 30, 2006. The Company no longer has continuing involvement in the region as a result of the sale of Yelmo and the results of the operations in Iberia have been classified as discontinued operations as the Company no longer has operations or significant cash flows from the Iberia component.

        Information presented for all periods reflects the discontinued classification. All affected amounts within the consolidated financial statements have been adjusted accordingly. The results of operations of the Iberia theatres were previously reported in the Company's International theatrical exhibition operating segment. The Company has recorded a gain on sale of Iberia of $2,658,000 during fiscal 2007 which is included in discontinued operations. Goodwill of $11,700,000 was allocated to the Iberia theatres in connection with the sale. The Iberia assets and liabilities were classified as held for sale at March 30, 2006.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        Components of amounts reflected as earnings (loss) from discontinued operations for Iberia in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Revenues
Admissions	$3,892	$31,192
Concessions	1,292	10,651
Other revenue	172	1,729

Total revenues	5,356	43,572

Costs and Expenses
Film exhibition costs	1,901	15,247
Concession costs	255	2,003
Operating expense	1,189	10,663
Rent	1,410	11,423
General and administrative—other	50	171
Preopening expense	—	—
Depreciation and amortization	545	4,774
Disposition of assets and other gains	(2,658)	—

Total costs and expenses	2,692	44,281

Interest expense	220	1,878
Investment income	(4)	(5)

Total other expense	216	1,873

Earnings (loss) before income taxes	2,448	(2,582)
Income tax provision	—	300

Earnings (loss) from discontinued operations	$2,448	$(2,882)

        On June 30, 2005, the Company sold one of its wholly-owned subsidiaries Japan AMC Theatres Inc., including four of its five theatres in Japan. The Company sold its remaining Japanese theatre during the second fiscal quarter of 2006. The Company opened its first theatre in Japan during fiscal 1997 and since that time the Company has incurred cumulative pre-tax losses of $38,689,000 including a $4,999,000 impairment charge in fiscal 2003.

        The operations and cash flows of the Japan theatres have been eliminated from the Company's ongoing operations as a result of the disposal transactions. The Company will not have any significant continuing involvement in the operations of the Japan theatres after the disposal transactions. The results of operations of the Japan theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. The operations of the Japan theatres were previously reported in the Company's International theatrical exhibition operating

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 3—DISCONTINUED OPERATIONS (Continued)

segment. Components of amounts reflected as loss from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended March 30, 2006
Revenues
Admissions	$11,293
Concessions	2,134
Other revenue	363

Total revenues	13,790

Costs and Expenses
Film exhibition costs	6,076
Concession costs	323
Operating expense	3,243
Rent	3,918
General and administrative—other	1,833
Depreciation and amortization	706

Total costs and expenses	16,099

Investment income	—
Earnings (loss) before income taxes	(2,309)
Income tax provision	20,100

Earnings (loss) from discontinued operations	$(22,409)

        Goodwill of $44,774,000 was allocated to Japan AMC Theatres Inc. and goodwill of $6,599,000 was allocated to the Company's Japan branch and disposed of in connection with the consummation of the sale of those entities and there was no gain or loss on the sales. The goodwill is not deductible for tax purposes and is discussed in Note 11. For the fifty-two weeks ended March 30, 2006, the loss from discontinued operations includes $1,960,000 transferred from currency translation adjustments which increased the gain from discontinued operations prior to allocation of goodwill.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 4—PROPERTY

        A summary of property is as follows:

(In thousands)	April 3, 2008	March 29, 2007
Property owned:
Land	$44,565	$44,524
Buildings and improvements	172,232	162,194
Leasehold improvements	888,513	861,510
Furniture, fixtures and equipment	1,334,117	1,228,694

	2,439,427	2,296,922
Less-accumulated depreciation and amortization	1,208,332	1,018,771

	1,231,095	1,278,151

Property leased under capital leases:
Buildings and improvements	35,342	39,281
Less-accumulated amortization	16,031	18,609

	19,311	20,672

	$1,250,406	$1,298,823

        Included in property is $21,649,000 and $29,147,000 of construction in progress as of April 3, 2008 and March 29, 2007, respectively. Also included is capitalized interest of $1,114,000 and $1,760,000 as of April 3, 2008 and March 29, 2007, respectively.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of March 30, 2006	$1,893,716	$124,602	$2,018,318
Currency translation adjustment	—	(4,047)	(4,047)
Fair value adjustments LCE(1)	(7,548)	75,300	67,752
Goodwill allocated to sale of divestitures(2)	(10,082)	—	(10,082)
Fair value adjustments AMCE(3)	(15,888)	—	(15,888)

Balance as of March 29, 2007	$1,860,198	$195,855	$2,056,053
Currency translation adjustment	—	7,565	7,565
Fair value deferred tax asset adjustments LCE(4)	(19,232)	—	(19,232)
Fair value change in fiscal 2007 APB 23 assertion(5)	6,220	—	6,220
Other fair value adjustments(6)	(933)	(808)	(1,741)

Balance as of April 3, 2008	$1,846,253	$202,612	$2,048,865

(1)
Adjustments to fair value relate primarily to changes in the preliminary estimated fair values of property, a full valuation allowance recorded on the net deferred tax assets at Cinemex (see Note 11—Income Taxes), changes in the estimated fair value for the equity investment in Yelmo

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

  and the release of valuation allowance for deferred tax assets related to capital loss carryforwards that were utilized on the 2007 tax return.

(2)
Allocations based on additional information the Company was awaiting with respect to the estimated sales price for these theatres during the preliminary allocation period.

(3)
Adjustments to fair value relate to the release of valuation allowance for AMCE deferred tax assets that were valued at $0 in the merger with Marquee.

(4)
Adjustments to fair value relate to the release of valuation allowance initially recorded in purchase accounting for deferred tax assets related to net operating (loss) carryforwards that are expected to be utilized on the 2008 income tax return.

(5)
Adjustments to valuation allowance initially recorded in purchase accounting for acquired deferred tax assets related to a change in APB 23 assertion based on basis calculations determined as part of the 2007 income tax return.

(6)
Adjustments to fair value relate to the favorable settlement of accrued liabilities for retail transfer taxes and rent. Based on the results of the settlement process, the Company determined that these favorable settlements were not the result of events or additional information arising subsequent to the Merger.

Activity of other intangible assets is presented below:

		April 3, 2008		March 29, 2007
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$115,419	$(33,233)	$117,607	$(25,448)
Loyalty program	3 years	46,000	(29,946)	46,000	(23,460)
LCE trade name	3 years	2,300	(1,000)	2,300	(540)
LCE/Cinemex advertising and management contracts	1 to 23 years	52,147	(27,610)	51,692	(17,510)
Other intangible assets	1 to 14 years	19,088	(17,685)	23,526	(20,935)

Total, amortizable		$234,954	$(109,474)	$241,125	$(87,893)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		7,194		6,944

Total, unamortized		$81,194		$80,944

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Amortization expense associated with the intangible assets noted above is as follows:

	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Recorded amortization	$28,387	$37,029	$21,440

Estimated amortization expense for the next five fiscal years for intangible assets owned as of April 3, 2008 is projected below:

(In thousands)	2009	2010	2011	2012	2013
Projected amortization expense	$22,306	$16,581	$14,627	$13,504	$12,634

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of April 3, 2008, include a 19.1% interest in National CineMedia, LLC, a 50% interest in three domestic motion picture theatres, a 26% equity interest in Movietickets.com, Inc., a 50% interest in Midland Empire Partners, LLC, and a 33.3% interest in Digital Cinema Implementation Partners, LLC. Investments as of March 29, 2007 include a 50% interest in Hoyts General Cinemas South America ("HGCSA"), an entity that operated 17 theatres in South America, which was disposed of in July 2007. Financial results for the fifty-two weeks ended March 29, 2007 include a 50% equity interest in Yelmo, which was disposed of in December 2006.

        In May 2007 the Company disposed of its investment in Fandango, accounted for using the cost method, for total expected proceeds of approximately $20,000,000, of which $17,977,000 has been received, and has recorded a gain on the sale included in investment income of approximately $15,977,000. In July 2007 the Company disposed of its investment in HGCSA for total proceeds of $28,682,000 and has recorded a gain on the sale included in equity in earnings of non-consolidated entities of approximately $18,751,000.

NCM Transactions

        On March 29, 2005, the Company formed NCM with Regal Entertainment Group ("Regal") to combine its screen advertising business. On July 15, 2005, Cinemark Holdings, Inc. ("Cinemark") joined the NCM joint venture by contributing its screen advertising business. On February 13, 2007, National CineMedia, Inc. ("NCM, Inc."), a newly formed entity that now serves as the sole manager of NCM, closed its initial public offering, or IPO, of 42,000,000 shares of its common stock at a price of $21.00 per share.

        In connection with the completion of NCM, Inc.'s IPO, on February 13, 2007, the Company entered into the Third Amended and Restated Limited Liability Company Operating Agreement (the "NCM Operating Agreement") among American Multi-Cinema, Inc., Regal and Cinemark (the "Founding Members"). Pursuant to the NCM Operating Agreement, the members are granted a redemption right to exchange common units of NCM for NCM, Inc. shares of common stock on a

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 6—INVESTMENTS (Continued)

one-for-one basis, or at the option of NCM, Inc., a cash payment equal to the market price of one share of NCM, Inc.'s common stock. Upon execution of the NCM Operating Agreement, each existing preferred unit of NCM held by the Founding Members was redeemed in exchange for $13.7782 per unit, resulting in the cancellation of each preferred unit. NCM used the proceeds of a new $725,000,000 term loan facility and $59,800,000 of net proceeds from the NCM, Inc. IPO to redeem the outstanding preferred units. The Company received approximately $259,347,000 in the aggregate for the redemption of all its preferred units in NCM. The Company received approximately $26,467,000 from selling common units in NCM to NCM, Inc., in connection with the exercise of the underwriters' over-allotment option in the NCM, Inc. IPO.

        In connection with the completion of NCM, Inc.'s IPO, the Company also entered into an Exhibitor Services Agreement ("ESA") with NCM on February 13, 2007, whereby in exchange for approximately $231,308,000, the Company agreed to modify NCM's payment obligations under the prior Exhibitor Services Agreement. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which the Company is paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to the Founding Members will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. Additionally, the Company entered into the First Amended and Restated Loews Screen Integration Agreement with NCM on February 13, 2007, pursuant to which the Company will pay NCM an amount that approximates the EBITDA that NCM would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of NCM, Inc.'s IPO, and NCM issued to us common membership units in NCM, increasing our ownership interest to approximately 33.7%; such Loews payments will be made quarterly until May 2008 and are expected to approximate $15,850,000. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, the Company is required to purchase such time from NCM at a negotiated rate. In addition, the Company expects to receive mandatory quarterly distributions of excess cash from NCM. Immediately following the NCM, Inc. IPO, the Company held an 18.6% interest in NCM.

        Annual adjustments to the common membership units are made pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Founding Members. The adjustments to common membership units reflect changes in the number of theatres operated and attendance. As a result of the 2007 Common Unit Adjustment the Company's interest in NCM was increased to 19.1%. The Company recorded the additional units received as a result of the 2007 Common Unit Adjustment at fair value and as a new investment with an offsetting adjustment to deferred revenue.

        As a result of NCM, Inc's. IPO and debt financing, the Company recorded a change of interest gain of $132,622,000 and received distributions in excess of its investment in NCM related to the

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 6—INVESTMENTS (Continued)

redemption of preferred and common units of $106,188,000. The Company has recognized the change of interest gain and the excess distribution as a gain in equity in earnings of non-consolidated entities as it has not guaranteed any obligations of NCM and is not otherwise committed to provided further financial support for NCM.

        In future periods, the Company will not recognize any undistributed equity in the earnings of NCM until NCM's future net earnings equal the amount of the excess distribution. In essence, the Company considers the excess distribution as an advance on NCM's future earnings and, accordingly, future earnings of NCM should not be recognized through the application of equity method accounting until such time as the Company's share of NCM's future earnings exceeds the excess distribution. The Company believes that the accounting model provided by paragraph 19(i) of APB 18 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

        As of April 3, 2008, the Company owns 18,414,743 units or a 19.1% interest in NCM accounted for using the equity method of accounting. The fair market value of the shares in National CineMedia, LLC was approximately $409,241,000 based on a price for shares of National CineMedia, Inc. on April 3, 2008 of $22.22 per share. Because the Company has little tax basis in these units and because the sale of these units would require it to report taxable income of $520,969,000 including distributions received from NCM that were previously deferred, the Company estimates that the amount of current tax that it would be required to pay as a result of realizing the fair value of these shares would be $208,388,000 that could be payable within 15 to 150 days of the sale.

        As of April 3, 2008 and March 29, 2007, the Company has recorded $1,255,000 and $900,000, respectively, of amounts due from National CineMedia, LLC related to on-screen advertising revenue. As of April 3, 2008 and March 29, 2007, the Company had recorded $6,177,000 and $17,200,000, respectively, of amounts due to National CineMedia, LLC related to the ESA and the Loew's Screen Integration Agreement. The Company recorded revenues for advertising from National CineMedia, LLC of $14,531,000, $38,600,000 and $42,200,000 during fiscal years 2008, 2007, and 2006, respectively.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 6—INVESTMENTS (Continued)

Summary Financial Information

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Financial Condition:

(In thousands)	April 3, 2008	March 29, 2007
Current assets	$72,848	$107,709
Noncurrent assets	131,751	87,210
Total assets	204,599	194,919
Current liabilities	29,485	80,088
Noncurrent liabilities	822,832	786,272
Total liabilities	852,317	866,360
Stockholders' deficit	(647,718)	(671,441)
Liabilities and stockholders' deficit	204,599	194,919

The Company's recorded investment(1)	$41,693	$27,661

(1)
Certain basis differences in the Company's recorded investment over its proportional ownership share are amortized to equity in earnings or losses over the estimated useful life of the underlying assets or liabilities. The recorded equity in earnings of NCM following the IPO of NCM, Inc. do not include undistributed equity in earnings. The Company considered the excess distribution received following NCM, Inc's IPO as an advance on NCM's future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM until NCM's future net earnings equal the amount of the excess distribution. Distributed earnings from NCM included in equity in earnings were $22,175,000 during the fifty-three weeks ended April 3, 2008.

Operating Results:

(In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Revenues	$322,536	$403,455	$198,846
Operating costs and expenses	214,144	386,572	220,031
Net (earnings) loss	$(108,392)	$(16,883)	$21,185
The Company's recorded equity in (earnings) loss	$(43,019)	$(233,704)	$7,807

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 6—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the fifty-two weeks ended March 29, 2007 and the fifty-three weeks ended April 3, 2008:

(in thousands)	Investment in NCM	Deferred Revenue	Cash	Due to NCM	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance March 30, 2006	$35,751	$—	$—	$—	$—	$—
Equity in losses	(4,597)	—	—	—	4,597	—
Loews' Screen Integration Agreement	15,850	—	—	(15,850)	—	—
Change of interest gain	132,622	—	—	—	(132,622)	—
ESA Payment	—	(231,308)	231,308	—	—	—
Amortization of deferred revenue	—	263	—	—	—	(263)
Preferred and common unit redemption	(179,626)	—	285,814	—	(106,188)	—

Ending balance March 29, 2007	—	(231,045)	517,122	(15,850)	$(234,213)	$(263)

Receipt of excess cash distributions	—	—	22,175	—	$(22,175)	$—
Payments on Loews' Screen Integration Agreement	—	—	(11,201)	11,201	—	—
2007 Common Unit Adjustment	21,598	(21,598)	—	—	—	—
Amortization of Deferred Revenue	—	2,331	—	—	—	(2,331)

Ending Balance April 3, 2008	$21,598	$(250,312)	$528,096	$(4,649)	$(22,175)	$(2,331)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 7—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	April 3, 2008	March 29, 2007
Other current assets:
Prepaid rent	$33,986	$3,550
Income taxes receivable	8,284	1,929
Prepaid insurance and other	12,796	12,073
Merchandise inventory	8,820	9,172
Current deferred tax asset	3,792	—
Other	6,488	3,678

	$74,166	$30,402

Other long-term assets:
Investments in real estate	$7,100	$7,100
Deferred financing costs	24,865	29,949
Investments in joint ventures	41,693	27,661
EDP and other deferred charges	23,087	10,121
Cinemex prepaid rent	6,894	9,190
Pension assets	672	—
Other	7,535	10,790

	$111,846	$94,811

Accrued expenses and other liabilities:
Taxes other than income	$43,360	$44,758
Income taxes payable	—	577
Interest	13,056	14,350
Payroll and vacation	8,142	12,004
Current portion of casualty claims and premiums	9,984	10,472
Accrued bonus	4,110	7,291
Theatre and other closure	10,146	16,955
Rent	10,130	10,167
Current portion of pension liabilities	1,580	—
Other	14,088	20,538

	$114,596	$137,112

Other long-term liabilities:
Unfavorable lease obligations	$184,743	$209,526
Deferred rent	71,443	46,550
Pension and other benefits	37,138	49,847
Deferred gain	21,086	20,051
Deferred tax liability	4,522	—
Other	32,378	40,839

	$351,310	$366,813

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	April 3, 2008	March 29, 2007
Senior Secured Credit Facility (4.356% as of April 3, 2008)	$635,375	$643,500
8 5/8% Senior Fixed Rate Notes due 2012	250,000	250,000
8% Senior Subordinated Notes due 2014	298,915	298,775
11% Senior Subordinated Notes due 2016	325,000	325,000
Capital and financing lease obligations, 10 3/4%	69,983	53,125
Cinemex Credit Facility	106,382	114,803
Mortgage Payable	—	2,187

	1,685,655	1,687,390
Less: current maturities	(20,753)	(24,271)

	$1,664,902	$1,663,119

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of April 3, 2008 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2009	$10,386	$6,565	$3,821	$17,138	$20,959
2010	10,425	6,211	4,214	33,096	37,310
2011	10,476	5,740	4,736	43,734	48,470
2012	8,808	5,283	3,525	38,414	41,939
2013	7,396	4,552	2,844	859,375	862,219
Thereafter	80,142	29,299	50,843	625,000	675,843

Total	$127,633	$57,650	$69,983	$1,616,757	$1,686,740

Senior Secured Credit Facility

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides AMC Entertainment financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice.

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. As described in Note 9, the Company has hedged a portion of its borrowings to limit the interest rate variability. The initial applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings, and the initial applicable margin for borrowings under the term loan facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

borrowings. The applicable margin for such borrowings may be reduced, subject to AMC Entertainment attaining certain leverage ratios. In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, AMC Entertainment is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.25%. It will also pay customary letter of credit fees. AMC Entertainment may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. AMC Entertainment is required to repay $1,625,000 of the term loan on a calendar-quarter basis, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

        All obligations under the Senior Secured Credit Facility are guaranteed by each of AMC Entertainment's wholly-owned domestic subsidiaries. All obligations under the Senior Secured Credit Facility, and the guarantees of those obligations (as well as cash management obligations and any interest hedging or other swap agreements), are secured by substantially all of AMC Entertainment's assets as well as those of each subsidiary guarantor.

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

        In addition, the Senior Secured Credit Facility requires, commencing with the fiscal quarter ended March 30, 2006, that AMC Entertainment and its subsidiaries maintain a maximum net senior secured leverage ratio as long as the commitments under the revolving credit facility remain outstanding. The Senior Secured Credit Facility also contains certain customary affirmative covenants and events of default.

        Costs related to the issuance of the New Senior Secured Credit Facility were capitalized and are charged to interest expense following the interest method, over the lives of the facilities. Unamortized issuance costs were $10,883,000 as of April 3, 2008 and $13,327,000 as of March 29, 2007.

Cinemex Credit Facility

        In August 2004, Cadena Mexicana de Exhibición S.A. de C.V., a wholly-owned subsidiary of Cinemex and an indirect wholly-owned subsidiary of Loews, entered into a senior secured credit facility, which remains in place after the consummation of the Merger with Loews. The initial amount drawn under the Cinemex senior secured credit facility was 1,026.4 million Mexican pesos (approximately $90,000,000 as of August 16, 2004). Cinemex drew 106.3 million Mexican pesos (approximately $10,000,000 in August 2005) under the delayed draw feature of its senior secured credit facility. Approximately $106,382,000 was outstanding under the senior secured credit facility as of April 3, 2008. In December 2005, Cadena Mexicana entered into an amended and restated senior secured revolving

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

credit facility which provides for an available revolving credit line of the peso equivalent of $25,000,000 with Banco Inbursa, S.A. and Scotiabank Inverlat, S.A. (the revolving credit facility is peso-denominated debt and expires in December 2008). During January and February of 2006 Cinemex drew 105.4 million Mexican pesos under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility as of April 3, 2008. All obligations of Cadena Mexicana under the Cinemex senior secured credit facility and revolving credit facility are guaranteed by Cinemex and each existing and future operating subsidiary of Cadena Mexicana, except for specified excluded subsidiaries.

        The Cinemex borrowings are non-recourse to Loews, and thus are non-recourse to AMCE. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Interbank Equilibrium Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of April 3, 2008 was 7.94%. As described in Note 9, Cinemex has hedged a portion of its borrowings in order to limit the interest rate variability. The Cinemex term loan matures on August 16, 2011 and commences amortization beginning on February 16, 2009 in installments ranging from 10% to 30% per annum over this period. Costs related to the issuance of the credit facility were capitalized and are charged to interest expense, following the interest method, over the life of the facility. Unamortized issuance costs were $515,000 as of April 3, 2008 and $917,000 as of March 29, 2007.

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

Notes Due 2011, 2012 and Floating Notes due 2010

        AMC received net proceeds upon completion of the NCM, Inc. initial public offering of $517,122,000. The Company used the net proceeds from the NCM, Inc. initial public offering, along with cash on hand, to redeem its 9 1/2% senior subordinated notes due 2011, its senior floating rate notes due 2010 and its 9 7/8% senior subordinated notes due 2012. On March 19, 2007 the Company redeemed $212,811,000 aggregate principal amount of its 9 1/2% senior subordinated notes due 2011 at 100% of principal value, on March 23, 2007 the Company redeemed $205,000,000 aggregate principal amount of its senior floating rate notes due 2010 at 103% of principal value and on March 23, 2007 the Company redeemed $175,000,000 aggregate principal amount of our 9 7/8% senior subordinated notes due 2012 at 104.938% of principal value. The Company's loss on redemption of these notes including

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

call premiums and the write off of unamortized deferred charges and premiums in fiscal 2007 was $3,488,000 and was included in Other (Income) Expense.

Notes Due 2014

        On February 24, 2004, AMC Entertainment sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"). AMC Entertainment applied the net proceeds from the sale of Notes due 2014, plus cash on hand, to redeem all outstanding $200,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2009 and $83,406,000 aggregate principal amount of its Notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at the option of AMC Entertainment, in whole or in part, at any time on or after March 1, 2009 at 104% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. Upon a change of control (as defined in the indenture governing the Notes due 2014), AMC Entertainment will be required to make an offer to repurchase each holder's notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Notes due 2014 are subordinated to all existing and future senior indebtedness of AMC Entertainment. The Notes due 2014 are unsecured senior subordinated indebtedness of AMC Entertainment ranking equally with AMC Entertainment's Notes due 2016.

        The indenture governing the Notes due 2014 contains certain covenants that, among other things, may limit the ability of AMC Entertainment and its subsidiaries to incur additional indebtedness and pay dividends or make distributions in respect of their capital stock.

        In connection with the merger with Marquee the carrying value of the Notes due 2014 was adjusted to fair value. As a result, a discount of $1,500,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized discount as of April 3, 2008 is $1,085,000 and $1,225,000 as of March 29, 2007. Unamortized issuance costs were $0 as of April 3, 2008 and $0 as of March 29, 2007.

Fixed Notes due 2012

        In connection with the merger with Marquee, AMC Entertainment became the obligor of $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012"), that were previously issued by Marquee on August 18, 2004. The Notes due 2012 (i) rank senior in right of payment to any of AMC Entertainment's existing and future subordinated indebtedness, rank equally in right of payment with any of AMC Entertainment's existing and future senior indebtedness and are effectively subordinated in right of payment to any of AMC Entertainment's secured senior indebtedness, including the amended credit facility, and (ii) are fully and unconditionally guaranteed on a joint and several, senior unsecured basis by each of AMC Entertainment's existing and future 100% owned subsidiaries that is a guarantor or direct borrower under AMC Entertainment's other indebtedness. The Notes due 2012 are structurally subordinated to all existing and future liabilities and preferred stock of AMC Entertainment's subsidiaries that do not guarantee the notes.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at AMC Entertainment's option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after August 15, 2010. Costs related to the issuance of the Fixed Notes due 2012 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs of $4,767,000 as of April 3, 2008 and $5,876,000 as of March 29, 2007, are included in other long-term assets.

Notes Due 2016

        On January 26, 2006, AMC Entertainment issued $325,000,000 aggregate principal amount of 11% Senior Subordinated Notes (the "Notes due 2016") issued under an indenture (the "Indenture"), with HSBC Bank USA, National Association, as trustee. The Notes due 2016 will bear interest at a rate of 11% per annum, payable on February 1 and August 1 of each year (commencing on August 1, 2006), and have a maturity date of February 1, 2016.

        The Notes due 2016 are general unsecured senior subordinated obligations of AMC Entertainment, fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by each of AMC Entertainment's existing and future domestic restricted subsidiaries that guarantee AMC Entertainment's other indebtedness.

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

        The indenture governing the Notes due 2016 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. It also contains provisions subordinating AMC Entertainment's obligations under the Notes due 2016 to AMC Entertainment's obligations under its Senior Secured Credit Facility and other senior indebtedness. Costs related to the issuance of the Notes due 2016 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs of $8,700,000 as of April 3, 2008 and $9,829,000 as of March 29, 2007, are included in other long-term assets.

        As of April 3, 2008, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Cinemex Credit Facility, the Notes due 2016, the Notes due 2014 and the Fixed Notes due 2012.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from AMCE. AMCE will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, , the Notes due 2011, the Notes due 2012, the Notes due 2014, the Notes due 2016 and the Senior Secured Credit Facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral and the obligation is not reflected on AMCE's balance sheet.

        On any interest payment date prior to August 15, 2009, Holdings may elect to commence paying cash interest (from and after such interest payment date) in which case (i) Holdings will be obligated to pay cash interest on each subsequent interest payment date, (ii) the notes will cease to accrete after such interest payment date and (iii) the outstanding principal amount at the maturity of each note will be equal to the accreted value of such notes as of such interest payment date. Holdings commenced paying cash interest on August 16, 2007 and made its first semi-annual interest payment on February 15, 2008 at which time the principal became fixed at $240,795,000.

Parent Term Loan Facility

        To help finance the dividend paid by Parent to its stockholders discussed in Note 10—Stockholder's Equity, Parent entered into a $400,000,000 Credit Agreement dated as of June 13, 2007 ("Parent Term Loan Facility") for net proceeds of $396,000,000. Costs related to the issuance of the Parent Term Loan Facility were capitalized and are charged to interest expense, following the interest method, over the life of the Parent Term Loan Facility.

        Parent is a holding company with no operations of its own and has no ability to service interest or principal on the Parent Term Loan Facility other than through dividends it may receive from Holdings and AMCE. Holdings and AMCE are restricted, in certain circumstances, from paying dividends to Parent by the terms of the indentures governing their Fixed Notes due 2012, Notes due 2014, Notes due 2016, Discount Notes due 2014 and the Senior Secured Credit Facility. Holdings, AMCE and its subsidiaries have not guaranteed the indebtedness of Parent nor pledged any of their assets as collateral.

        Borrowings under the Parent Term Loan Facility bear interest at a rate equal to an applicable margin plus, at the Parent's option, either a base rate or LIBOR. The initial applicable margin for borrowings under the Parent Term Loan Facility is 4.00% with respect to base rate borrowings and 5.00% with respect to LIBOR borrowings. Interest on borrowings under the Parent Term Loan Facility is payable on each March 15, June 15, September 15, and December 15, beginning September 15, 2007 by adding such interest for the applicable period to the principal amount of the outstanding loans.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

Parent is required to pay an administrative agent fee to the lenders under the Parent Term Loan Facility of $100,000 annually.

        Parent may voluntarily repay outstanding loans under the Parent Term Loan Facility, in whole or in part, together with accrued interest to the date of such prepayment on the principal amount prepaid at any time on or before June 13, 2008 at 100% of principal, at any time after June 13, 2008 and on or prior to June 13, 2009 at 102% of principal, at any time after June 13, 2009 and on or prior to June 13, 2010 at 101% of principal and at 100% of principal thereafter. Unpaid principal and interest on outstanding loans under the Parent Term Loan Facility are required to be repaid upon maturity on June 13, 2012.

        In the event of a change of control offer as defined in the Parent Term Loan Facility, Parent will, to the extent lawful, prepay all loans properly tendered pursuant to the change of control offer at a prepayment price equal to 100% of the principal amount thereof if such change of control occurs on or prior to June 13, 2008 or 101% of the principal amount thereof if such change of control occurs after June 13, 2008, in each case plus accrued and unpaid interest, if any, to the date of prepayment. In the event of a qualified equity issuance offer as defined in the Parent Term Loan Facility, Parent will, to the extent lawful, prepay the maximum principal amount of loans properly tendered that may be purchased out of any qualified equity issuance net proceeds at a prepayment price in cash equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of prepayment.

        The Parent Term Loan Facility contains certain covenants that, among other things, may limit the ability of the Parent to incur additional indebtedness and pay dividends or make distributions in respect of its capital stocks and this obligation is not reflected on AMCE's balance sheet.

NOTE 9—DERIVATIVE INSTRUMENTS

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

        The interest rate swaps have been designated as cash flow hedges and have qualified for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133). The related mark-to-market gain or loss on qualifying hedges is deferred as a component of accumulated other comprehensive income (loss), to the extent the cash flow hedges are effective, and is reclassified into interest expense corporate borrowings in the period during which the hedged transaction affects earnings. Any ineffective portion of the hedges is recognized currently in the consolidated statements of operations in other income.

        In October 2007 AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,0000,000 of its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 4.707% and receives interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 9—DERIVATIVE INSTRUMENTS (Continued)

        In August 2005 Grupo Cinemex entered into an interest rate swap with notional amounts ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000) to hedge its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 9.89% and receives interest at a variable rate based on 1-month MXN TIIE. In November 2007 the Company redesignated the interest rate swap prospectively in a new cash flow hedging relationship. In addition, at the date of redesignation, the interest rate swap had an unrealized gain of approximately $1,091,000 recorded in accumulated other comprehensive loss that will be reclassified against interest expense corporate borrowings over the remaining term of the hedged period, through August 2009. The effective portion of the changes in fair value of the interest rate swap under the new hedging relationship will be deferred in accumulated other comprehensive income (loss) and will be reclassified into interest expense corporate borrowings when the hedged forecasted transactions affect earnings.

        The aggregate fair value of the interest rate swaps was a liability of approximately $6,511,000 and $2,937,000 as of April 3, 2008 and March 29, 2007, respectively, which was recorded as a component of other long-term liabilities. The estimated fair value for the interest rate swap agreements was based on prevailing market data that represents the theoretical cost the Company would have to pay to terminate the transactions. At April 3, 2008, the Company had a net unrealized loss of approximately $3,950,000 recorded in accumulated other comprehensive loss with offsetting entries to other long-term liabilities. During the next 12 months, the Company expects to reclassify approximately $4,197,000 of the net unrealized loss in accumulated other comprehensive loss against interest expense corporate borrowings. During fiscal 2008, the Company recognized a loss of $501,000 in other income resulting from hedge ineffectiveness.

        The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swap agreements.

NOTE 10—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of April 3, 2008 which is owned by Holdings. Holdings has one share of Common Stock issued as of April 3, 2008 which is owned by Parent.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

the "Sponsors") and other co-investors (the "Coinvestors"), hold all of the outstanding shares of Class A Common Stock, and (iii) management stockholders of Holdings (the "Management Stockholders" and, together with the Sponsors and Coinvestors, the "Stockholders") hold all of the non-voting Class N Common Stock.

        The Class L Common Stock, Class A Common Stock and Class N Common Stock will automatically convert on a one-for-one basis into shares of residual voting common stock, par value $0.01 per share, upon (i) written consent of each of the Sponsors or (ii) the completion of an initial public offering of capital stock of Parent, Holdings or AMCE (an "IPO").

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

        On June 11, 2007, merger sub, a wholly-owned subsidiary of Parent, merged with and into Holdings, with Holdings continuing as the surviving corporation. As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to its stockholders. Parent used cash derived from AMCE and proceeds from the issuance of $400,000,000 Credit Agreement issued by Parent (See Note 8) to pay a dividend to its stockholders of $652,800,000 during fiscal year 2008.

        On June 12, 2007, Holdings announced that it had completed a solicitation of consents from holders of its Discount Notes due 2014, and that it had received consents for $301,933,000 in aggregate principal amount at maturity of the Discount Notes due 2014, representing 99.32% of the outstanding Discount Notes due 2014. In connection with the receipt of consents, Holdings paid an aggregate consent fee of approximately $4,360,000, representing a consent fee of $14.44 for each $1,000 in principal amount at maturity of Discount Notes due 2014 to which consents were delivered. Accordingly, the requisite consents to adopt the proposed amendment (the "Amendment") to the indenture pursuant to which the Discount Notes due 2014 were issued were received, and a supplemental indenture to effect the Amendment was executed by Holdings and the trustee under the indenture. The Amendment revised the restricted payments covenant to permit Holdings to make restricted payments in an aggregate amount of $275,000,000 prior to making an election to pay cash interest on its senior discount notes. The Amendment also contained a covenant by Holdings to make an election on August 15, 2007, the next semi-annual accretion date under the indenture to pay cash interest on the senior discount notes. As a result, Holdings made its first cash interest payment on the senior discount notes on February 15, 2008. Holdings used cash on hand at AMCE to pay a dividend to Holdings' current stockholder in an aggregate amount of $275,000,000.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

        On April 3, 2008, the Company distributed to Holdings $21,830,000 which has been recorded by the Company as a reduction to Additional Paid-in Capital. The distribution included $3,279,000 of advances made by the Company on behalf of Holdings prior to fiscal 2008 and $18,551,000 of cash advances made during fiscal 2008 including payment of interest on the Holdings Discount notes due 2014 of $14,447,700.

        As discussed in Note 11—Income Taxes, the Company adopted the provisions of FIN 48 on March 30, 2007. The cumulative effect of the change on adoption charged to accumulated deficit was $5,373,000.

Common Stock Rights and Privileges

        Parent's Class A-1 voting Common Stock, Class A-2 voting Common Stock, Class N nonvoting Common Stock, Class L-1 voting Common Stock and Class L-2 voting Common Stock entitle the holders thereof to the same rights and privileges, subject to the same qualifications, limitations and restrictions with respect to dividends. Additionally, each share of Class A Common Stock, Class L Common Stock and Class N Common Stock shall automatically convert into one share of Residual Common Stock on a one-for-one basis immediately prior to the consummation of an Initial Public Offering.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent, has adopted a stock-based compensation plan that permits grants of up to 49,107.44681 options on Parent's stock and has granted options on 600.00000 and 38,876.72873 of its shares to certain employees during the periods ended March 30, 2006 and March 31, 2005, respectively. As of April 3, 2008, there was $5,335,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Holdings plan expected to be recognized over 1.75 years.

        Since the employees to whom the options were granted are employed by the Company, the Company is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term, the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009, the options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). One of the holders of options fully vested during fiscal 2007 upon entry into his employment separation and general release agreement on March 20, 2007. The Company has recorded $207,000, $10,568,000, and $3,433,000 of stock-based compensation expense related to these options within General and Administrative: Other and has recognized an income tax benefit of $0 in its Consolidated Statements of Operations during each of the periods ended April 3, 2008, March 29, 2007 and March 30, 2006, respectively. One of the holders of stock options has put rights associated with his options deemed to be within his control whereby he can require Holdings to repurchase his options, and as a result, the expense for these options is remeasured each reporting period as liability based options at Holdings and the related compensation expense is included in AMCE's financial statements. However, since the put option that causes liability classification is a put to AMCE's parent Holdings rather than AMCE, AMCE's financial statements

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $207,000 during fiscal 2008. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and 110 and has valued the options using the Black-Scholes formula including a contemporaneous valuation reflecting market conditions as of April 3, 2008 which indicated a fair value price per share of the underlying shares of $1,000 per share. See Note 1—The Company and Significant Accounting Policies, Stock-based Compensation for more information regarding Parent's stock option plan.

        As a result of one of the Company's holders of options entry into his current employment agreement on December 17, 2007 and another holders entry into the employment separation and general release agreement on March 20, 2007, the "put right" that allowed each of them to require the Company to repurchase any or all stock and vested stock options then held by each of them under certain circumstances will be available to them if an initial public offering does not occur, in the case of one holder, prior to December 31, 2008, and, in the case of the other holder, prior to December 16, 2007. As reinstated, the put option for one holder will be in effect for up to six months after December 16, 2007. On May 5, 2008, Holdings was notified of this holders intention to exercise the put option.

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

        On November 14, 2007, the Company entered into an agreement with Richard T. Walsh (formerly executive vice president, AMC Entertainment Inc., and chairman, AMC film programming), which extended the exercise period applicable to his outstanding vested stock options from 90 days following his departure on August 17, 2007 until 60 days after an initial public offering of the common stock of AMC Entertainment Holdings, Inc., or in the event no initial public offering has occurred by June 16,

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 10—STOCKHOLDER'S EQUITY (Continued)

2008, until January 2, 2009. The Company has accounted for the extension of the exercise term for vested options for Mr. Walsh as a modification under SFAS No. 123(R), Share Based Payment. The Company measured the compensation cost for the modified award by comparing the fair value of the modified award and the fair value of the original award immediately before it was modified, and recognized a charge to expense during fiscal 2008 and an offsetting increase to additional paid-in capital for the incremental fair value of the vested awards, which was determined to be $32,326 as calculated using the Black-Scholes option pricing model. The unvested options of Mr. Walsh were forfeited at the end of his employment in fiscal 2008 and $126,810 of related expense was reversed. Because Mr. Walsh held no unvested awards and no unvested awards were modified, there is no additional compensation cost to recognize in the future related to his awards.

        A summary of stock option activity under all plans is as follows:

	April 3, 2008		March 29, 2007		March 30, 2006
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	39,476.72873	$491	39,476.72873	$491	38,876.72873	$491
Granted(1)	—		—	—	600.0000	491
Forfeited	(2,455.372338)		—	—	—	—
Exercised	(500.00000)		—	—	—	—

Outstanding and expected to vest at end of year(1)(2)	36,521.356392	$491	39,476.72873	$491	39,476.72873	$491

Exercisable at end of year(3)	25,681.40958	$491	20,661.436174	$491	7,775.345746	$491

Available for grant at end of year	12,086.090418		9,630.71808		9,630.71808

(1)
The weighted average remaining contractual life for outstanding options was 5.1 years, 7.7 years, and 8.7 years for fiscal 2008, 2007, and 2006, respectively.

(2)
The aggregate intrinsic value for these options was $18,589,000 as of April 3, 2008.

(3)
The aggregate intrinsic value for these options was $13,072,000 as of April 3, 2008.

        For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise (determined using the most recent contemporaneous valuation prior to the exercise) and the exercise price of the options. The total intrinsic value of options exercised was $412,000 during fiscal 2008 and there were no options exercised during fiscal 2007 and 2006. Parent received cash from the exercise of stock options during fiscal 2008 of $500,000 and a related tax deduction of $164,800.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 11—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the periods in the three years ended April 3, 2008 consists of the following components:

(In thousands)	April 3, 2008	March 29, 2007	March 30, 2006
Current:
Federal	$1,200	$3,100	$(232)
Foreign	6,200	3,500	562
State	3,600	5,700	1,230

Total current	11,000	12,300	1,560

Deferred:
Federal	6,000	25,600	77,255
Foreign	2,500	—	834
State	(100)	4,400	10,151

Total deferred	8,400	30,000	88,240

Total provision	19,400	42,300	89,800
Tax benefit (provision) of discontinued operations	—	—	(20,400)

Total provision (benefit) from continuing operations	$19,400	$42,300	$69,400

        Pre-tax income (losses) consisted of the following:

(In thousands)	April 3, 2008	March 29, 2007	March 30, 2006
Domestic	$54,403	$180,780	$(84,545)
Foreign	8,442	(4,401)	(16,531)

Total	$62,845	$176,379	$(101,076)

        The difference between the effective tax rate on earnings (loss) before income taxes and the U.S. federal income tax statutory rate is as follows:

	April 3, 2008	March 29, 2007	March 30, 2006
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	6.5	—	—
State income taxes, net of federal tax benefit	5.6	5.7	4.9
Change in FIN 48 reserve	(8.5)	—	—
Change in foreign tax law	2.7	—	—
Foreign basis difference	(1.3)	(21.6)	—
Fiscal 2007 change in APB 23 assertion	(9.9)	—	—
Valuation allowance	(2.8)	3.1	(106.0)
Non-deductible goodwill	—	—	(20.8)
Other, net	3.6	1.8	(1.9)

Effective tax rate	30.9%	24.0%	(88.8)%

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 11—INCOME TAXES (Continued)

        Non-deductible goodwill relates to the goodwill disposed of in connection with the sale of the Japan theatres, which is discussed in Note 3.

        The fiscal 2007 change in APB 23 assertion relates to a resolution reached in fiscal 2008 on a pre-filing agreement with a a taxing authority which resulted in additional basis which was deducted on the 2007 tax return. The deduction was the result of a 2007 change in APB 23 assertion. As a result of the additional basis, the Company did not have to utilize certain net operating loss carryforwards.

        The significant components of deferred income tax assets and liabilities as of April 3, 2008 and March 29, 2007 are as follows:

	April 3, 2008		March 29, 2007
	Deferred Income Tax		Deferred Income Tax
(In thousands)
	Assets	Liabilities	Assets	Liabilities
Property	$37,784	$—	$10,340	$—
Investments in joint ventures	—	(55,297)	—	(42,582)
Intangible assets	—	(53,526)	—	(57,087)
Pension postretirement and deferred compensation	15,685	—	19,797	—
Accrued reserves and liabilities	22,825	—	32,580	—
Deferred revenue	116,562	—	105,355	—
Deferred rents	106,551	—	112,906	—
Alternative minimum tax and other credit carryovers	15,197	—	14,301	—
Capital loss carryforward	8,240	—	—	—
Net operating loss carryforward	113,423	—	159,555	—
Other	—	—	1,514

Total	$436,267	$(108,823)	$456,348	$(99,669)
Less: Valuation allowance	(328,174)	—	(356,679)	—

Total deferred income taxes(1)	$108,093	$(108,823)	$99,669	$(99,669)

(1)
See Note 7—Supplemental Balance Sheet Information for additional disclosures about net current deferred tax assets and net non-current deferred tax liabilities.

        The Company's federal income tax loss carryforward of $274,614,000 will begin to expire in 2020 and will completely expire in 2026 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $319,187,000 which may be used over various periods ranging from 1 to 18 years. During the current year, the Company recognized capital losses in excess of capital gains which may be carried forward for 5 years. The Company received certain proceeds after the close of the current year which will be treated as capital gain and will allow for partial utilization of the capital loss carryforwards in the fiscal year 2009. Accordingly, the Company will record a deferred tax asset in the U.S. jurisdiction of $1,785,000.

        During the fiscal year ended April 3, 2008 a new Mexican flat tax was signed into law. The tax was effective beginning January 1, 2008 and will replace Mexico's asset tax. The tax is calculated differently

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 11—INCOME TAXES (Continued)

than the prior asset tax, and has different deduction rules, which can effect the amount of deferred taxes the Company records. The Company recorded a deferred tax liability and deferred income tax provision of $2,515,000 during the fiscal year ended April 3, 2008, primarily due to book and flat tax basis differences in property.

        As of April 3, 2008, management believed it was more likely than not that net deferred tax assets related to tax net operating loss carryforwards and deferred tax assets of foreign subsidiaries would not be realized due to uncertainties as to the timing and amounts of future taxable income as a result of the Mergers. The Company has recorded a valuation allowance against its remaining net deferred tax asset in U.S. and foreign jurisdictions of $328,174,000 as of April 3, 2008. The Company had a valuation allowance of $328,174,000 and $356,679,000 as of April 3, 2008 and March 29, 2007, respectively.

        Effective March 30, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109" ("FIN 48"). Relative to the implementation of FIN 48, the Company's financial statements did not include any tax contingencies, after consideration of the full valuation allowance recorded against net deferred tax assets. As a result of the adoption of FIN 48, the Company recorded a $5,373,000 increase in current deferred tax assets, a $5,373,000 reduction of goodwill, a $5,373,000 current FIN 48 liability and a $5,373,000 charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007. A reconciliation of the change in the amount of unrecognized tax benefits during the year ended April 3, 2008 was as follows (in millions):

Balance at March 30, 2007	$39.8
Gross Increases—Current Period Tax Positions	—
Gross Increases—Tax Position in Prior Periods	—
Favorable Resolutions with Authorities	(5.4)
Expired Attributes	—
Lapse of Statute of Limitations	—
Cash Settlements	—

Balance at April 3, 2008	$34.4

        The Company's effective tax rate would not be impacted by the ultimate resolution of the uncertain tax positions because of the retention of a full valuation allowance against its net operating loss carryforwards.

        During December 2007, the IRS informed the Company of its acceptance of certain tax conclusions that the Company had taken on a transaction the Company entered into during the fiscal year ended March 29, 2007 that were presented to the IRS in a Request for a Pre-Filing Agreement. As a result of the IRS accepting the Company's tax conclusions, the $5,373,000 reserve established with the adoption of FIN 48 was resolved and the tax benefit was recorded during the fiscal year ended April 3, 2008.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 11—INCOME TAXES (Continued)

        The Company recognizes income tax-related interest expense and penalties as income tax expense and selling, general, and administrative expense, respectively. As of March 30, 2007 the company did not have any interest or penalties accrued associated with unrecognized tax benefits. The liabilities for interest and penalties did not change as of April 3, 2008.

        There are currently unrecognized tax benefits which the Company anticipates will be resolved in the next 12 months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax years February 28, 2002 through December 31, 2003 of the former Loews Cineplex Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax year ended March 31, 2005 began during 2007. As of April 3, 2008, the IRS has not proposed any adjustments, but has notified the Company that it will begin examination of the tax period ended March 29, 2006. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the Company has net operating loss ("NOL") carryforwards for tax years ended October 31, 2000 through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

NOTE 12—LEASES

        Beginning in fiscal 1998, the Company has completed numerous real estate lease agreements with Entertainment Properties Trust ("EPT") including transactions accounted for as sale and leaseback transactions in accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. As of April 3, 2008 the Company leases from EPT 41 theatres with 899 screens located in the United States and Canada.

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of April 3,

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 12—LEASES (Continued)

2008 (Cinemex operating lease totals include an inflationary factor in the annual minimum lease commitments for all applicable leases):

(In thousands)	Minimum operating lease payments
2009	$415,643
2010	424,142
2011	415,881
2012	402,690
2013	389,275
Thereafter	2,736,409

Total minimum payments required	$4,784,040

        The Company has also entered into agreements to lease space for the operation of 8 theatres with 101 screens not yet fully constructed. The future minimum rental payments required under the terms of these leases included above total approximately $136,766,000. The Company records rent expense on a straight-line basis over the base term of the lease commencing with the date the Company has "control and access" to the leased premises.

        Included in long-term liabilities as of April 3, 2008 and March 29, 2007 is $256,186,000 and $255,478,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and unfavorable lease liabilities including those related to the Merger transactions.

        Rent expense is summarized as follows:

(In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Minimum rentals	$400,452	$390,801	$292,732
Common area expenses	47,104	44,526	32,711
Percentage rentals based on revenues	10,373	10,597	4,435

Theatre rent	457,929	445,924	329,878
General and administrative and other	1,834	1,843	1,559

Total	$459,763	$447,767	$331,437

NOTE 13—EMPLOYEE BENEFIT PLANS

        The Company sponsors a frozen non-contributory qualified defined benefit pension plan generally covering all employees who, as of January 1, 2007 were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who are not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Employees may become eligible for these benefits at retirement provided the employee is at least

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

age 55 and has at least 15 years of credited service after age 40. The Company also sponsors a postretirement deferred compensation plan.

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

        On November 7, 2006, the Company's Board of Directors approved an amendment to freeze the Company's Defined Benefit Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Enhancement Plan (the "Plans") as of December 31, 2006. On December 20, 2006 the Company amended and restated the Plans to implement the freeze as of December 31, 2006. As a result of the freeze there will be no further benefits accrued after December 31, 2006, but continued vesting for associates with less than five years of vesting service. The Company will continue to fund existing benefit obligations and there will be no new participants in the future. As a result of amending and restating the Plans to implement the freeze, the Company recognized a curtailment gain of $10,983,000 in fiscal 2007 in its consolidated financial statements which was recorded within General and Administrative: Other. Additionally, the Company terminated the LCE post-retirement plan as of December 31, 2006 and merged this plan into the AMCE post-retirement plan as of January 1, 2007.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The measurement date used to determine pension and other postretirement benefits is January 1 of the fiscal year for which measurements are made. The assumptions to determine benefit obligations and net periodic benefit cost are as follows:

	LCE		AMCE			LCE		AMCE
	Pension Benefits		Pension Benefits			(Other Benefits		Other Benefits
	April 3, 2008	March 29, 2007	April 3, 2008	March 29, 2007	March 30, 2006	April 3, 2008	March 29, 2007	April 3, 2008	March 29, 2007	March 30, 2006
Weighted-average assumptions used to determine benefit obligations at:
Discount rate	6.25%	5.50%	6.25%	5.75%	5.75%	N/A	5.75%	6.00%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.50-6.0%	N/A	5.00%	5.00%	5.00%	5.00%

	LCE		AMCE			LCE		AMCE
	Pension Benefits		Pension Benefits			Other Benefits		Other Benefits
	53 Weeks ended April 3, 2008	52 Weeks ended March 29, 2007	53 Weeks ended April 3, 2008	52 Weeks ended March 29, 2007	52 Weeks ended March 30, 2006	53 Weeks ended April 3, 2008	52 Weeks ended March 29, 2007	53 Weeks ended April 3, 2008	52 Weeks ended March 29, 2007	52 Weeks ended March 29, 2006
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.50%	5.50%	5.75%	5.75%	5.75%	N/A	5.75%	5.75%	5.75%	5.75%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.50-6.00%	3.50-6.00%	N/A	5.00%	5.00%	5.00%	5.00%

        Effective March 29, 2007, the Company adopted SFAS 158, which required the recognition in pension obligations and accumulated other comprehensive income of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS 87, SFAS 106 and SFAS 132(R). The following table reflects the effects of the adoption of SFAS 158 on our consolidated balance sheets as of March 29, 2007.

(in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other long-term liabilities	$378,954	$(12,141)	$366,813
Total liabilities	2,724,521	(12,141)	2,712,380
Accumulated other comprehensive income (loss)	(15,975)	12,141	(3,834)
Total stockholders' equity	1,379,739	12,141	1,391,880
Total liabilities and stockholders' equity	4,104,260	—	4,104,260

        Beginning in its fiscal year ending April 2, 2009, the Company will be required to measure plan assets and obligations as of its fiscal year end.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost for the plans consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Components of net periodic benefit cost:
Service cost	$443	$3,214	$3,918	$846	$910	$514
Interest cost	4,440	5,272	4,703	1,555	1,550	1,054
Expected return on plan assets	(4,691)	(4,474)	(3,737)	—	—	—
Recognized net actuarial loss	—	3	50	—	—	—
Amortization of net transition obligation	39	41	—	—	—	—
Amortization of net (gain) loss	(1,115)	13	—	—	—	—
Plan amendment	—	—	455	—	—	—
Settlement	(56)	—	—	—	—	—
Curtailment	—	(10,983)	(1,141)	—	—	(1,110)

Net periodic benefit cost	$(940)	$(6,914)	$4,248	$2,401	$2,460	$458

        The following table summarizes the changes in other comprehensive income for fiscal 2008:

	Pension Benefits	Other Benefits
(In thousands)	53 Weeks Ended April 3, 2008	53 Weeks Ended April 3, 2008
Net gain	$(5,758)	$(1,906)
Amortization of net gain	1,115	—
Amortization of net transition obligation	(39)	—
Amount recognized due to settlement	56	—

Total recognized in other comprehensive income	$(4,626)	$(1,906)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the consolidated balance sheets:

	Pension Benefits		Other Benefits
(In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Change in benefit obligation:
Benefit obligation at beginning of period	$79,542	$92,452	$27,729	$27,977
Service cost	443	3,214	846	910
Interest cost	4,440	5,272	1,555	1,550
Plan participant's contributions	—	—	340	162
Increase due to settlement	—	30	—	—
Actuarial gain	(6,718)	(4,969)	(1,906)	(811)
Benefits paid	(4,420)	(5,486)	(1,734)	(2,059)
Curtailment	—	(10,983)	—	—
Currency translation adjustment	43	12	—	—

Benefit obligation at end of period	$73,330	$79,542	$26,830	$27,729

	Pension Benefits		Other Benefits
(In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007(1)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007(1)
Change in plan assets:
Fair value of plan assets at beginning of period	$57,424	$54,010	$—	$—
Actual return on plan assets	3,727	5,923	—	—
Employer contribution	5,383	2,977	1,394	1,897
Plan participant's contributions	—	—	340	162
Benefits paid	(4,420)	(5,486)	(1,734)	(2,059)

Fair value of plan assets at end of period	$62,114	$57,424	$—	$—

Net liability for benefit cost:
Funded status	$(11,216)	$(22,118)	$(26,830)	$(27,729)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

	Pension Benefits		Other Benefits
(In thousands)	April 3, 2008	March 29, 2007(1)	April 3, 2008	March 29, 2007(1)
Amounts recognized in the Balance Sheet:
Other long-term assets	$672	$—	$—	$—
Accrued expenses and other liabilities	(190)	—	(1,390)	—
Other long-term liabilities	(11,698)	(22,118)	(25,440)	(27,729)

Net liability recognized	$(11,216)	$(22,118)	$(26,830)	$(27,729)

(1)
Effective March 29, 2007, the Company adopted SFAS 158.

        The following table sets forth pension and other benefit plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Benefits
(In thousands)	April 3, 2008	March 29, 2007	April 3, 2008	March 29, 2007
Aggregated benefit obligation	$(63,665)	$(79,542)	$(26,830)	$(27,729)
Aggregated fair value of plan assets	51,777	57,424	—	—

        Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefit		Other Benefits
(In thousands)	April 3, 2008	March 29, 2007	April 3, 2008	March 29, 2007
Net actuarial gain	$(16,308)	$(11,286)	$(2,451)	$(545)
Net transition obligation	396	—	—	—

        Amounts in accumulated other comprehensive income (loss) expected to be recognized in components of net periodic pension cost in Fiscal 2009 are as follows (in thousands):

	Pension Benefits	Other Benefits
Net actuarial gain	$(1,602)	$—
Net transition obligation	39	—

        For its Defined Benefit Pension Plan investments, the Company employs a long-term risk-controlled approach using diversified investment options with minimal exposure to volatile investment options like derivatives. The Company uses a diversified allocation of equity, debt, and real

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

estate exposures that are customized to the Plan's cash flow benefit needs. The percentage of plan assets by category as of the plan measurement date:

	April 3, 2008	March 29, 2007
Equity Securities	67%	61%
Debt Securities	26%	31%
Real Estate Investments & Other	7%	8%

	100%	100%

        The expected rate of return on plan assets was 8.25% for fiscal 2008, 2007, and 2006. The rate used is based upon analysis of actual returns on plan assets in prior years including analysis provided by the Plan Administrator.

        The Company expects to contribute $1,952,000 to the pension plans and $1,390,000 to the post-retirement deferred compensation plan during fiscal 2009.

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(in thousands)	Pension Benefits	Other Benefits Net of Medicare Part D Adjustments	Medicare Part D Adjustments
2009	$2,054,000	$1,390,000	$70,000
2010	2,143,000	1,440,000	80,000
2011	2,338,000	1,450,000	90,000
2012	2,551,000	1,460,000	100,000
2013	2,663,000	1,450,000	110,000
Years 2014-2018	16,190,000	7,790,000	710,000

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2008 was 8.0% for medical and 3.5% for dental and vision. The rates were assumed to decrease gradually to 5.0% for medical in 2010 and remain at 3.5% for dental. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of April 3, 2008 by $3,911,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2008 by $455,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2008 by $3,238,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2008 by $370,000.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 13—EMPLOYEE BENEFIT PLANS (Continued)

Part D and estimated a $400 per year subsidy at age 75 for the initial year of 2006, with the amount of the subsidy moving in direct relation to the participant's age.

        The Company sponsors a voluntary 401(k) savings plan covering employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year thereafter, and who are not covered by a collective bargaining agreement. The Company matches 100% of each eligible employee's elective contributions up to 5% of the employee's eligible compensation. The Company's expense under the 401(k) savings plan was $2,476,000, $2,295,000, and $1,919,000 for the periods ended April 3, 2008, March 29, 2007 and March 30, 2006, respectively. The Company acquired the LCE defined contribution Profit Sharing and Savings Plan which was frozen as of the Merger date and merged into the AMCE 401(k) savings plan as of January 1, 2007.

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $1,004,000, $792,000, and $358,000, for the periods ended April 3, 2008, March 29, 2007 and March 30, 2006, respectively. As of April 3, 2008, the Company estimates potential complete withdrawal liabilities for certain of these plans of approximately $7,234,000. As of April 3, 2008, other than a payment of $423,000 in connection with the termination of one of the plans, no demand has been received by the Company related to these plans asserting either a complete or partial withdrawal liability.

NOTE 14—COMMITMENTS AND CONTINGENCIES

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

        On November 20, 2002 the trial court entered summary judgment in favor of the Department on the line of sight aspects of this case and on January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies. AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $22,000,000, which is expected to be incurred over a 4-5 year term. Through April 3, 2008 AMCE has not incurred any of these costs. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed these decisions and argued its case to the Ninth Circuit Court of Appeals on November 8, 2007. We anticipate a decision soon.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

        As a result of the January 10, 2006 order, AMCE estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $53,300,000, which is to be incurred over the remaining term of the consent order of twelve months and is expected to be extended by agreement between the parties prior to the end of the remaining term of the consent order. Through April 3, 2008 AMCE has incurred approximately $16,860,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        Michael Bateman v. American Multi-Cinema, Inc.    (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. Plaintiff is seeking an order certifying the case as a class action as well as statutory and punitive damages in an unspecified amount. On October 31, 2007, the District Court denied plaintiff's motion for class certification without prejudice pending the Ninth Circuit's decision in an appeal from a denial of certification in a similar FACTA case. The parties have requested the District Court to stay all proceedings in the case pending the outcome of the Ninth Circuit case. The Company believes the plaintiff's allegations, particularly those asserting AMC's willfullness, are without merit.

        The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres which have been closed, vacated office space, and from terminating the operation of fast food and other restaurants operated adjacent to certain of the Company's theatres. As of April 3, 2008, the Company has reserved $10,884,000 for lease terminations which have either not been consummated or paid, related primarily to 5 U.S. and Canada theatres with 44 screens and vacant restaurant and office space. In connection with the Loews Merger, the Company accrued $4,845,000 for future lease obligations at facilities that had been closed or were duplicate facilities that were planned to be closed following the Merger. The accrual was primarily related to the planned closing of the New York City home office. The Company is obligated under long-term lease commitments with remaining terms of up to 20 years for theatres

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 15—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

which have been closed. As of April 3, 2008, base rents aggregated approximately $1,790,000 annually and $12,036,000 over the remaining terms of the leases. The estimated future lease obligations of the Loews' properties were discounted at the estimated borrowing rate at the date of the Merger of 8.82%. In connection with the merger with Marquee, the carrying value of the theatre closure liability was remeasured by using the Company's estimated borrowing rate on the date of the Merger of 7.55%.

        A rollforward of reserves for theatre and other closure is as follows (in thousands):

	Fifty-three Week Period			Fifty-two Week Period			Fifty-two Week Period
	April 3, 2008			March 29, 2007			March 30, 2006
	Theatre and Other	Merger Exit Costs	Total	Theatre and Other	Merger Exit Costs	Total	Theatre and Other	Merger Exit Costs	Total
Beginning balance	$17,621	$1,274	$18,895	$21,716	$4,618	$26,334	$28,506	$—	$28,506
Merger adjustment	—	—	—	(195)	(718)	(913)	—	4,845	4,845
Theatre and other closure expense (income)	(20,677)	(293)	(20,970)	8,849	162	9,011	557	44	601
Restructuring charge	—	—	—	—	—	—	841	—	841
Transfer of deferred rent and capital lease obligations	10,514	—	10,514	194	—	194	677	—	677
Cash (payments) & receipts, net	3,386	(981)	2,405	(12,943)	(2,788)	(15,731)	(8,865)	(271)	(9,136)

Ending balance	$10,844	$—	$10,844	$17,621	$1,274	$18,895	$21,716	$4,618	$26,334

        During the fifty-three weeks ended April 3, 2008, the Company recognized $20,970,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms at seven of its theatres that were either closed or the lease terms were settled favorably during this period. The Company received net cash payments of $10,159,000 in connection with these seven lease terminations

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. Theatre closure reserves at April 3, 2008 and March 29, 2007 by operating segment are as follows (in thousands):

	April 3, 2008	March 29, 2007
U.S. and Canada Theatrical Exhibition	$10,147	$16,955
International Theatrical Exhibition	628	525
Other	69	57

Total segment reserves	10,844	17,537
Corporate	—	1,358

	$10,844	$18,895

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 16—RESTRUCTURING

        The Company's restructuring activities are described in Note 1 of the Notes to the Consolidated Financial Statements. A summary of restructuring and Merger severance payable activity is set forth below (in thousands):

	Fifty-three Week Period			Fifty-two Week Period			Fifty-two Week Period
	April 3, 2008			March 29, 2007			March 30, 2006
	Restructuring Severance Benefit	Merger Severance Benefit	Total	Restructuring Severance Benefit	Merger Severance Benefit	Total	Restructuring Severance Benefit	Merger Severance Benefit	Total
Beginning balance	$—	$369	$369	$—	$10,571	$10,571	$4,926	$—	$4,926
Restructuring charge	—	—	—	—	—	—	3,139	—	3,139
Merger adjustments	—	—	—	—	(1,244)	(1,244)	—	27,090	27,090
Payments	—	(369)	(369)	—	(8,958)	(8,958)	(8,065)	(16,519)	(24,584)

Ending balance	$—	$—	$—	$—	$369	$369	$—	$10,571	$10,571

        Restructuring and merger severance reserves at March 29, 2007 were recorded in the corporate operating segment. Payments relating to restructuring reserves were complete as of April 3, 2008.

NOTE 17—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it was practicable to estimate that value.

        The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. Quoted market prices were used to value publicly held corporate borrowings. The fair value of the Fandango investment was based on the price for which the investment was sold in the first quarter of fiscal 2008. The estimated fair value for the interest rate swap agreements was based on prevailing market data that represents the theoretical cost the company would have to pay to terminate the transactions.

        The estimated fair values of the Company's financial instruments are as follows:

	April 3, 2008		March 29, 2007
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and equivalents	$106,181	$106,181	$317,163	$317,163
Investment in Fandango	—	—	2,000	19,997
Financial liabilities:
Cash overdrafts	$55,246	$55,246	$21,101	$21,101
Corporate borrowings	1,615,672	1,502,662	1,634,265	1,698,788
Interest rate swaps	6,511	6,511	2,937	2,937

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 18—OPERATING SEGMENTS

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

        The Company evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. The Company defines Adjusted EBITDA as earnings (loss) from continuing operations before income taxes, interest expense, depreciation and amortization and adjusted for impairment of long-lived assets, preopening expense, theatre and other closure expense (income), restructuring charge, disposition of assets and other gains, equity in non-consolidated entities, investment income, other (income) expense, stock-based compensation expense, management fees, and merger, acquisition and transaction costs. The Company evaluates Adjusted EBITDA generated by its segments in a number of manners, of which the primary measure is a comparison of segment Adjusted EBITDA to segment property, intangibles and goodwill.

        The Company's segments follow the same accounting policies as discussed in Note 1 to the Consolidated Financial Statements.

        Information about the Company's operations by operating segment is as follows:

Revenues (In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
U. S. and Canada theatrical exhibition	$2,310,980	$2,284,852	$1,630,529
International theatrical exhibition	193,347	176,546	43,442
Other	—	1,322	31,962
Intersegment elimination	—	(1,149)	(19,055)

Total revenues	$2,504,327	$2,461,571	$1,686,878

Segment Adjusted EBITDA (In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
U.S. and Canada theatrical exhibition	$390,145	$425,884	$270,802
International theatrical exhibition	55,685	48,075	1,471
Other(1)	(258)	(1,617)	(2,062)

Total segment Adjusted EBITDA	$445,572	$472,342	$270,211

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 18—OPERATING SEGMENTS (Continued)

        A reconciliation of earnings (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

(In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Earnings (loss) from continuing operations before income taxes	$62,845	$173,931	$(96,185)
Plus:
Interest expense	149,589	206,652	120,208
Depreciation and amortization	251,194	256,472	164,047
Impairment of long-lived assets	8,933	10,686	11,974
Preopening expense	7,130	6,569	6,607
Theatre and other closure expense (income)	(20,970)	9,011	601
Restructuring charge	—	—	3,980
Disposition of assets and other gains	(2,408)	(11,183)	(997)
Equity in non-consolidated entities	(43,019)	(233,704)	7,807
Investment loss (income)	(25,538)	(17,982)	(3,151)
Other (income) expense(2)	(745)	1,019	849
General and administrative expense—unallocated:
Management fee	5,000	5,000	2,000
Merger, acquisition and transaction costs	3,739	9,996	12,487
Other(3)	49,822	55,875	39,984

Total Segment Adjusted EBITDA	$445,572	$472,342	$270,211

Long-term Assets (In thousands)	April 3, 2008	March 29, 2007
U.S. and Canada theatrical exhibition	$4,396,156	$4,304,011
International theatrical exhibition	428,931	402,265

Total segment long-term assets	4,825,087	4,706,276
Construction in progress	21,649	29,147
Corporate	175,966	129,207
Accumulated depreciation—property	(1,227,349)	(1,037,380)
Accumulated amortization—intangible assets	(122,424)	(94,037)
Accumulated amortization—other long-term assets	(55,138)	(49,350)
Noncurrent assets held for sale	2,300	7,300

Consolidated long-term assets, net(4)	$3,620,091	$3,691,163

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 18—OPERATING SEGMENTS (Continued)

Long-term Assets, net of accumulated depreciation and amortization (In thousands)	April 3, 2008	March 29, 2007
U.S. and Canada theatrical exhibition	$3,086,819	$3,201,911
International theatrical exhibition	348,358	341,203

Total segment long-term assets(4)	3,435,177	3,543,114
Construction in progress	21,649	29,147
Corporate	160,965	111,602
Noncurrent assets held for sale	2,300	7,300

Consolidated long-term assets, net(4)	$3,620,091	$3,691,163

        The components of the reportable segments' long-term assets to long-term assets presented in the Consolidated Balance Sheet are as follows:

Consolidated Balance Sheet (In thousands)	April 3, 2008	March 29, 2007
Property, net	$1,250,406	$1,298,823
Intangible assets, net	206,674	234,176
Goodwill	2,048,865	2,056,053
Other long-term assets	111,846	94,811
Noncurrent assets held for sale	2,300	7,300

Consolidated long-term assets, net(4)	$3,620,091	$3,691,163

Additions to long-term assets, net of acquisitions (In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
U.S. and Canada theatrical exhibition	$153,592	$121,332	$90,356
International theatrical exhibition	8,007	19,205	7,571

Total segment capital expenditures	161,599	140,537	97,927
Construction in progress	(5,360)	(5,644)	13,634
Corporate	(4,563)	3,846	6,107

Total additions to long-term assets, net of acquisitions(5)	$151,676	$138,739	$117,668

        A reconciliation of the reportable segments' additions to net assets to the Consolidated Statements of Cash Flow is as follows:

Consolidated Statements of Cash Flows (In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
Cash Flows from investing activities:
Capital expenditures(5)	$151,676	$138,739	$117,668

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 18—OPERATING SEGMENTS (Continued)

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended March 30, 2006
United States	$2,254,399	$2,232,529	$1,593,976
Canada	56,581	52,496	49,460
China (Hong Kong)	—	—	5,567
France	6,100	5,021	4,492
United Kingdom	15,964	13,176	10,465
Mexico	171,283	158,349	22,918

Total revenues	$2,504,327	$2,461,571	$1,686,878

Long-term assets (In thousands), Gross	April 3, 2008	March 29, 2007
United States	$4,520,273	$4,394,012
Canada	75,798	58,638
France	14,955	9,726
United Kingdom	11,573	14,633
Mexico	402,403	394,921

Total long-term assets(4)	$5,025,002	$4,871,930

(1)
Revenues from Other decreased due to the contribution of NCN's assets to NCM on March 29, 2005. The revenues of NCN during fiscal 2006 are related to run-off of customer contracts entered into prior to March 29, 2005. The Company's share of advertising revenues generated by NCM are included in U.S. and Canada theatrical exhibition.

(2)
Other income, net for fiscal 2008 is comprised of net recoveries for property loss related to Hurricane Katrina and ineffectiveness on the Cinemex interest rate swap. Other income, net for fiscal 2007 and 2006 is comprised of the write off of deferred financing charges and net recoveries for property loss related to Hurricane Katrina.

(3)
Including stock-based compensation expense of $207, $10,568, and $3,433 for the periods ended April 3, 2008, March 29, 2007 and March 30, 2006.

(4)
Consolidated long-term assets are comprised of property, intangible assets, deferred income taxes, goodwill and other long-term assets. Segment long term assets are comprised of property, intangible assets and goodwill.

(5)
See Note 2—Acquisitions for additions to property, intangible assets, deferred income taxes, goodwill, and other long-term assets resulting from acquisitions.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulations S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's debts are full and unconditional and joint and several. There are significant restrictions on the Company's ability to obtain funds from any of its subsidiaries through dividends, loans or advances. The Company and its subsidiary guarantor's investments in its consolidated subsidiaries are presented under the equity method of accounting.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-three weeks ended April 3, 2008:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,584,350	$118,725	$—	$1,703,075
Concessions	—	634,827	73,959	—	708,786
Other theatre	—	66,731	25,735	—	92,466

Total revenues	—	2,285,908	218,419	—	2,504,327
Costs and Expenses
Film exhibition costs	—	826,259	52,817	—	879,076
Concession costs	—	67,451	16,095	—	83,546
Operating expense	—	590,109	59,781	—	649,890
Rent	—	424,086	33,843	—	457,929
General and administrative:
Merger, acquisition and transaction costs	183	3,488	68	—	3,739
Management fee	—	5,000	—	—	5,000
Other	159	38,720	10,943	—	49,822
Preopening expense	—	7,130	—	—	7,130
Theatre and other closure (income)	—	(15,454)	(5,516)	—	(20,970)
Depreciation and amortization	—	219,602	31,592	—	251,194
Impairment of long-lived assets	—	8,933	—	—	8,933
Disposition of assets and other gains	—	(2,408)	—	—	(2,408)

Total costs and expenses	342	2,172,916	199,623	—	2,372,881

Other expense (income)
Equity in earnings (loss) of consolidated subsidiaries	(32,847)	(18,730)	—	51,577	—
Other income	—	(12,932)	501	—	(12,431)
Interest expense	—	—	—	—	—
Corporate borrowings	132,189	172,859	11,283	(173,892)	142,439
Capital and financing lease obligations	—	5,776	1,374	—	7,150
Equity in non-consolidated entities	(1,082)	(25,035)	(16,902)	—	(43,019)
Investment (income)	(149,147)	(46,693)	(3,590)	173,892	(25,538)

Total other expense (income)	(50,887)	75,245	(7,334)	51,577	68,601

Earnings (loss) from continuing operations before income taxes	50,545	37,747	26,130	(51,577)	62,845
Income tax provision	7,100	4,900	7,400	—	19,400

Earnings (loss) from continuing operations	43,445	32,847	18,730	(51,577)	43,445

Net earnings (loss)	$43,445	$32,847	$18,730	$(51,577)	$43,445

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended March 29, 2007:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,550,515	$109,424	$—	$1,659,939
Concessions	—	618,919	67,399	—	686,318
Other theatre	—	87,940	27,374	—	115,314

Total revenues	—	2,257,374	204,197	—	2,461,571
Costs and Expenses
Film exhibition costs	—	806,049	49,755	—	855,804
Concession cost	—	64,312	15,399	—	79,711
Operating expense	—	562,859	56,217	—	619,076
Rent	—	412,762	33,162	—	445,924
General and administrative:
Merger, acquisition and transaction costs	—	9,988	8	—	9,996
Management fee	—	5,000	—	—	5,000
Other	41	45,521	10,313	—	55,875
Preopening expense	—	4,776	1,793	—	6,569
Theatre and other closure expense	—	8,965	46	—	9,011
Depreciation and amortization	—	225,608	30,864	—	256,472
Impairment of long-lived assets	—	10,686	—	—	10,686
Disposition of assets and other gains	—	(11,183)	—	—	(11,183)

Total costs and expenses	41	2,145,343	197,557	—	2,342,941

Other expense (income)
Equity in net earnings (loss) of consolidated subsidiaries	(183,894)	8,294	—	175,600	—
Other income	—	(10,267)	—	—	(10,267)
Interest expense
Corporate borrowings	189,844	169,007	15,957	(173,741)	201,067
Capital and financing lease obligations	—	4,156	1,429	—	5,585
Equity in (earnings) losses of non-consolidated entities	(287)	(235,943)	2,526	—	(233,704)
Investment expense (income)	(153,983)	(34,310)	(3,430)	173,741	(17,982)

Total other expense (income)	(148,320)	(99,063)	16,482	175,600	(55,301)

Earnings (loss) from continuing operations before income taxes	148,279	211,094	(9,842)	(175,600)	173,931
Income tax provision	14,200	27,200	900	—	42,300

Earnings (loss) from continuing operations	134,079	183,894	(10,742)	(175,600)	131,631
Earnings from discontinued operations, net of income taxes	—	—	2,448	—	2,448

Net earnings (loss)	$134,079	$183,894	$(8,294)	$(175,600)	$134,079

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

52 Weeks ended March 30, 2006:

(in thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,111,550	$26,484	$—	$1,138,034
Concessions	—	442,604	13,424	—	456,028
Other theatre	—	88,575	4,241	—	92,816

Total revenues	—	1,642,729	44,149	—	1,686,878
Costs and Expenses:
Film exhibition costs	—	584,050	11,303	—	595,353
Concession costs	—	47,799	2,782	—	50,581
Operating expense	—	435,471	16,051	—	451,522
Rent	—	317,376	12,502	—	329,878
General and administrative:
Merger, acquisition and transaction costs	—	12,487	—	—	12,487
Management fee	—	2,000	—	—	2,000
Other	(8)	37,576	2,416	—	39,984
Preopening expense	—	5,768	839	—	6,607
Theatre and other closure expense	—	1,313	(712)	—	601
Restructuring charge	—	3,980	—	—	3,980
Depreciation and amortization	—	157,187	6,860	—	164,047
Impairment of long-lived assets	—	11,974	—	—	11,974
Disposition of assets and other gains	—	(805)	(192)	—	(997)

Total costs and expenses	(8)	1,616,176	51,849	—	1,668,017

Other expense (income)
Equity in net losses of consolidated subsidiaries	162,499	33,502	—	(196,001)	—
Other income	—	(9,818)	—	—	(9,818)
Interest expense
Corporate borrowings (including intercompany)	115,327	73,270	5,064	(77,521)	116,140
Capital and financing lease obligations	—	3,816	252	—	4,068
Equity in losses of non-consolidated entities	541	6,116	1,150	—	7,807
Investment income	(68,583)	(9,589)	(2,500)	77,521	(3,151)

Total other expense	209,784	97,297	3,966	(196,001)	115,046

Loss before income taxes	(209,776)	(70,744)	(11,666)	196,001	(96,185)
Income tax provision (benefit)	(18,900)	87,116	1,184	—	69,400

Loss from continuing operations	(190,876)	(157,860)	(12,850)	196,001	(165,585)
Loss from discontinued operations, net of income taxes	—	(4,639)	(20,652)	—	(25,291)

Net loss	$(190,876)	$(162,499)	$(33,502)	$196,001	$(190,876)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

April 3, 2008:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$35,312	$70,869	$—	$106,181
Receivables, net	12	26,049	20,783	—	46,844
Other current assets	—	61,488	12,678	—	74,166

Total current assets	12	122,849	104,330	—	227,191
Investment in equity of subsidiaries	(93,199)	339,524	—	(246,325)	—
Property, net	—	1,119,396	131,010	—	1,250,406
Intangible assets, net	—	183,189	23,485	—	206,674
Intercompany advances	2,720,268	(2,801,590)	81,322	—	—
Goodwill	—	1,846,252	202,613	—	2,048,865
Other long-term assets	30,474	67,775	13,597	—	111,846
Non-current assets held for sale	—	2,300	—	—	2,300

Total assets	$2,657,555	$879,695	$556,357	$(246,325)	$3,847,282

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$163,957	$13,397	$—	$177,354
Accrued expenses and other liabilities	9,820	92,461	12,315	—	114,596
Deferred revenues and income	—	122,357	12,203	—	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,047	11,206	—	20,753

Total current liabilities	16,320	381,822	49,121	—	447,263
Corporate borrowings	1,502,790	—	95,744	—	1,598,534
Capital and financing lease obligations	—	54,075	12,293	—	66,368
Deferred revenues for exhibitor services agreement	—	250,312	—	—	250,312
Other long-term liabilities	4,950	286,685	59,675	—	351,310

Total liabilities	1,524,060	972,894	216,833	—	2,713,787
Stockholder's equity (deficit)	1,133,495	(93,199)	339,524	(246,325)	1,133,495

Total liabilities and stockholder's equity	$2,657,555	$879,695	$556,357	$(246,325)	$3,847,282

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

March 29, 2007:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$287,422	$29,741	$—	$317,163
Receivables, net	3,289	36,526	25,717	—	65,532
Other current assets	—	23,310	7,092	—	30,402

Total current assets	3,289	347,258	62,550	—	413,097
Investment in equity of subsidiaries	199,721	227,960	—	(427,681)	—
Property, net	—	1,154,258	144,565	—	1,298,823
Intangible assets, net	—	208,326	25,850	—	234,176
Intercompany advances	2,685,922	(2,693,427)	7,505	—	—
Goodwill	—	1,860,198	195,855	—	2,056,053
Other long-term assets	34,060	35,980	24,771	—	94,811
Non-current assets held for sale	—	7,300	—	—	7,300

Total assets	$2,922,992	$1,147,853	$461,096	$(427,681)	$4,104,260

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$147,364	$15,322	$—	$162,686
Accrued expenses and other liabilities	13,837	111,239	12,036	—	137,112
Deferred revenues and income	—	119,704	7,630	—	127,334
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	4,972	12,799	—	24,271

Total current liabilities	20,337	383,279	47,787	—	451,403
Corporate borrowings	1,510,775	—	102,679	—	1,613,454
Capital and financing lease obligations	—	37,052	12,613	—	49,665
Deferred revenues for exhibitor services agreement	—	231,045	—	—	231,045
Other long-term liabilities	—	296,756	70,057	—	366,813

Total liabilities	1,531,112	948,132	233,136	—	2,712,380
Stockholder's equity (deficit)	1,391,880	199,721	227,960	(427,681)	1,391,880

Total liabilities and stockholder's equity	$2,922,992	$1,147,853	$461,096	$(427,681)	$4,104,260

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-three weeks ended April 3, 2008:

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$18,329	$169,661	$32,218	$—	$220,208

Cash flows from investing activities:
Capital expenditures	—	(143,669)	(8,007)	—	(151,676)
Construction project costs reimbursable by landlord	—	(2,138)	—	—	(2,138)
Proceeds from restricted cash	—	—	1,513	—	1,513
Proceeds from disposal of Fandango	—	17,977	—	—	17,977
Proceeds from disposal of HGCSA	—	—	28,682	—	28,682
LCE screen integration payment	—	(11,201)	—	—	(11,201)
Proceeds on disposal of long-term assets	—	175	—	—	175
Software licensing and development	—	(18,929)	(495)	—	(19,424)
Other, net	—	1,525	(4,838)	—	(3,313)

Net cash (used in) investing activities	—	(156,260)	16,855	—	(139,405)

Cash flows from financing activities:
Principal payments on Term Loan B	(8,125)	—	—	—	(8,125)
Principal payments under Mortgages and Capital and Financing lease obligation	—	(5,446)	(624)	—	(6,070)
Change in construction payables	—	13,586	—	—	13,586
Repayment of Cinemex Credit Facility	—	—	(12,100)	—	(12,100)
Dividends paid to Marquee Holdings Inc.	(293,551)	—	—	—	(293,551)
Proceeds from financing lease obligations	—	16,872	—	—	16,872
Change in intercompany advances	283,347	(290,523)	7,176	—	—

Net cash used in financing activities	(18,329)	(265,511)	(5,548)	—	(289,388)

Effect of exchange rate changes on cash and equivalents	—	—	(2,397)	—	(2,397)

Net increase (decrease) in cash and equivalents	—	(252,110)	41,128	—	(210,982)
Cash and equivalents at beginning of period	—	287,422	29,741	—	317,163

Cash and equivalents at end of period	$—	$35,312	$70,869	$—	$106,181

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended March 29, 2007:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(68,145)	$464,440	$21,456	$—	$417,751

Cash flows from investing activities:
Capital expenditures	—	(119,534)	(19,205)	—	(138,739)
Construction project costs reimbursable by landlord	—	(9,726)	—	—	(9,726)
NCM Distribution	—	285,814	—	—	285,814
Proceeds on disposal-discontinued operations	—	—	35,446	—	35,446
Proceeds from disposition of long-term assets	—	116,439	—	—	116,439
Software licensing and development	—	(4,703)	—	—	(4,703)
Other, net	4,667	(10,401)	5,172	—	(562)

Net cash provided by investing activities	4,667	257,889	21,413	—	283,969

Cash flows from financing activities:
Repurchase of senior unsecured floating rate notes due 2010	(205,000)	—	—	—	(205,000)
Repurchase of notes due 2011	(212,811)	—	—	—	(212,811)
Repurchase of notes due 2012	(175,000)	—	—	—	(175,000)
Payments on Term Loan B	(6,500)	—	—	—	(6,500)
Principal payments under mortgages and capital and financing lease obligations	—	(3,209)	(639)	—	(3,848)
Deferred financing costs	750	(3,247)	(109)	—	(2,606)
Change in construction payables	—	(7,466)	—	—	(7,466)
Borrowing under Cinemex credit facility	—	—	2,100	—	2,100
Change in intercompany advances	662,039	(617,430)	(44,609)	—	—

Net cash (used in) provided by financing activities	63,478	(631,352)	(43,257)	—	(611,131)

Effect of exchange rate changes on cash and equivalents	—	—	(3,541)	—	(3,541)

Net increase in cash and equivalents	—	90,977	(3,929)	—	87,048
Cash and equivalents at beginning of period	—	196,445	33,670	—	230,115

Cash and equivalents at end of period	$—	$287,422	$29,741	$—	$317,163

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 19—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

52 Weeks ended March 30, 2006:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Net cash (used in) provided by operating activities	$(20,567)	$83,702	$(39,481)	$—	$23,654

Cash flows from investing activities:
Capital expenditures	—	(109,647)	(8,021)	—	(117,668)
Proceeds from sale/leasebacks	—	35,010	—	—	35,010
Acquisition of Loews, net of cash acquired	—	138,672	3,840	—	142,512
Payment on disposal—discontinued operations	—	8,595	44,861	—	53,456
Proceeds from disposition of long-term assets	—	3,032	—	—	3,032
Other, net	(116)	(10,211)	3,308	—	(7,019)

Net cash (used in) provided by investing activities	(116)	65,451	43,988	—	109,323

Cash flows from financing activities:
Principal payments under mortgages and capital and finance lease obligations	—	(2,815)	(358)	—	(3,173)
Deferred financing costs	(24,895)	—	—	—	(24,895)
Change in construction payables	—	1,204	—	—	1,204
Proceeds from issuance of 11% Senior Subordinated Notes due 2016	325,000	—	—	—	325,000
Proceeds from issuance of Senior Secured Credit Facility	650,000	—	—	—	650,000
Repayment of LCE credit facility	(620,425)	—	—	—	(620,425)
Repurchase of LCE 9% Senior Subordinated Notes due 2014	(318,938)	—	—	—	(318,938)
Borrowing under Cinemex credit facility	—	—	6,000	—	6,000
Proceeds from financing lease obligations	—	6,661	—	—	6,661
Change in intercompany advances	9,941	(282)	(9,659)	—	—

Net cash provided by (used in) financing activities	20,683	4,768	(4,017)	—	21,434
Effect of exchange rate changes on cash and equivalents	—	—	4,755	—	4,755

Net increase (decrease) in cash and equivalents	—	153,921	5,245	—	159,166
Cash and equivalents at beginning of period	—	42,524	28,425	—	70,949

Cash and equivalents at end of period	$—	$196,445	$33,670	$—	$230,115

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 20—RELATED PARTY TRANSACTIONS

Governance Agreements

        In connection with the Mergers, Holdings, the Sponsors and the other pre-existing stockholders of Holdings, as applicable, entered into various agreements defining the rights of Holdings' stockholders with respect to voting, governance and ownership and transfer of the stock of Holdings, including a Second Amended and Restated Certificate of Incorporation of Holdings, a Second Amended and Restated Stockholders Agreement, a Voting Agreement among Holdings and the pre-existing stockholders of Holdings, a Voting Agreement among Holdings and the former stockholders of LCE Holdings and an Amended and Restated Management Stockholders Agreement among Holdings and certain members of management of Holdings who are stockholders of Holdings. These agreements terminated on June 11, 2007, the date of the holdco merger, and were superseded by substantially identical agreements entered into by AMC Entertainment Holdings, Inc., the Sponsors and Holdings' other stockholders (collectively, the "Governance Agreements").

        The Governance Agreements provide that the Board of Directors for Parent consist of up to nine directors, two of whom are designated by JPMP, two of whom are designated by Apollo, one of whom is the Chief Executive Officer of Parent, one of whom is designated by Carlyle, one of whom is designated by Bain, one of whom is designated by Spectrum and one of whom is designated by Bain, Carlyle and Spectrum, voting together, so long as such designee was consented to by each of Bain and Carlyle. Each of the directors respectively designated by JPMP, Apollo, Carlyle, Bain and Spectrum have three votes on all matters placed before the Board of Directors of Holdings and AMCE and the Chief Executive Officer of Parent and the director designated by Carlyle, Bain and Spectrum voting together have one vote each. The number of directors respectively designated by the Sponsors are to be reduced upon a decrease in such Sponsors' ownership in Parent below certain thresholds.

        The Voting Agreement among Parent and the pre-existing stockholders of Holdings provided that, until the fifth anniversary of the Mergers (the "Blockout Period"), the former continuing stockholders of Holdings (other than Apollo and JPMP) would generally vote their voting shares of capital stock of Parent in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among Parent and the former stockholders of LCE Holdings further provided that during the Blockout Period, the former LCE Holdings stockholders would generally vote their voting shares of capital stock of Parent on any matter as directed by any two of Carlyle, Bain and Spectrum, except in certain specified instances. In addition, certain actions of Parent, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10,000,000, the settlement of claims or litigation in excess of $2,500,000, an initial public offering of Parent, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5,000,000 or engaging in new lines of business, require the approval of either (i) any three of JPMP, Apollo, Carlyle or Bain or (ii) Spectrum and (a) either JPMP or Apollo and (b) either Carlyle or Bain (the "Requisite Stockholder Majority") if at such time the Sponsors collectively held at least a majority of Parent's voting shares.

        Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of Parent, Holdings or AMCE, the Governance Agreements prohibited the Sponsors and the other pre-existing stockholders of Holdings from transferring any of their interests in

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 20—RELATED PARTY TRANSACTIONS (Continued)

Parent, other than (i) certain permitted transfers to affiliates or to persons approved of by the Sponsors and (ii) transfers after the Blockout Period subject to the rights described below.

        The Governance Agreements set forth additional transfer provisions for the Sponsors and the other pre-existing stockholders of Holdings with respect to the interests in Parent, including the following:

        Right of first offer.    After the Blockout Date and prior to an initial public offering, Parent and, in the event Parent did not exercise its right of first offer, each of the Sponsors and the other preexisting stockholders of Holdings, have a right of first offer to purchase (on a pro rata basis in the case of the stockholders) all or any portion of the shares of Parent that a Sponsor or other former continuing stockholder of Holdings was proposing to sell to a third party at the price and on the terms and conditions offered by such third party.

        Drag-along rights.    If, prior to an initial public offering, Sponsors constituting a Requisite Stockholder Majority propose to transfer shares of Parent to an independent third party in a bona fide arm's-length transaction or series of transactions that resulted in a sale of all or substantially all of Parent, such Sponsors may have elected to require each of the other stockholders of Holdings to transfer to such third party all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

        Tag-along rights.    Subject to the right of first offer described above, if any Sponsor or other former continuing stockholder of Holdings proposes to transfer shares of Parent held by it, then such stockholder would have given notice to each other stockholder, who would each have had the right to participate on a pro rata basis in the proposed transfer on the terms and conditions offered by the proposed purchaser.

        Participant rights.    On or prior to an initial public offering, the Sponsors and the other pre-existing stockholders of Holdings have the pro rata right to subscribe to any issuance by Parent or any subsidiary of shares of its capital stock or any securities exercisable, convertible or exchangeable for shares of its capital stock, subject to certain exceptions.

        The Governance Agreements also provide for certain registration rights in the event of an initial public offering of Parent, including the following:

        Demand rights.    Subject to the consent of at least two of any of JPMP, Apollo, Carlyle and Bain during the first two years following an initial public offering, each Sponsor has the right at any time following an initial public offering to make a written request to Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders at Parent's expense, subject to certain limitations. Subject to the same consent requirement, the other pre-existing stockholders of Holdings as a group have the right at any time following an initial public offering to make one written request to Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders with an aggregate offering price to the public of at least $200,000,000.

        Piggyback rights.    If Parent at any time proposes to register under the Securities Act any equity interests on a form and in a manner which would permit registration of the registrable equity interests

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 20—RELATED PARTY TRANSACTIONS (Continued)

held by stockholders of Parent for sale to the public under the Securities Act, Parent must give written notice of the proposed registration to each stockholder, who then have the right to request that any part of its registrable equity interests be included in such registration, subject to certain limitations.

        Holdback agreements.    Each stockholder agrees that it would not offer for public sale any equity interests during a period not to exceed 90 days (180 days in the case of an initial public offering) after the effective date of any registration statement filed by Parent in connection with an underwritten public offering (except as part of such underwritten registration or as otherwise permitted by such underwriters), subject to certain limitations.

Amended and Restated Fee Agreement

        In connection with the Mergers, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provided for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the twelfth anniversary from December 23, 2004, and such time as the sponsors own less than 20% in the aggregate of Parent. In addition, the fee agreement provided for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Holdings of up to $3,500,000 for fees payable by Holdings in any single fiscal year in order to maintain AMCE's and its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. The Amended and Restated Fee Agreement terminated on June 11, 2007, the date of the holdco merger, and was superseded by a substantially identical agreement entered into by AMC Entertainment Holdings, Inc., Holdings, AMCE, the Sponsors and Holdings' other stockholders.

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

        Parent is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.776%); Apollo (20.776%); Bain Capital Partners (15.084%); The Carlyle Group (15.084%); Spectrum Equity Investors (9.76%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.898%); Co-Investment Partners, L.P. (3.898%); Caisse de Depot et Placement du Quebec (3.118%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.728%); SSB Capital Partners (Master Fund) I, L.P. (1.949%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., and GSO Credit Opportunities Fund (Helios), L.P. (1.559%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 20—RELATED PARTY TRANSACTIONS (Continued)

Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.779%); Screen Investors 2004, LLC (0.152%); and members of management (0.439%)(1).

(1)
All percentage ownerships are approximate.

Control Arrangement

        The Sponsors have the ability to control the Company's affairs and policies and the election of directors and appointment of management.

Continuing Service Agreement

        In connection with the termination of his current employment agreement with Loews, the Company paid Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, has paid him a lump sum payment of $1,575,000, and provided outplacement assistance and automobile benefits through December 31, 2006 and granted Mr. Reid an option under the Holdings 2004 Stock Option Plan to acquire Class N Common Stock at an exercise price not less than the fair market value (as determined by the Board of Directors of Holdings) on the date of grant. In June 2007, Parent assumed the options, and the option is subject to other terms and conditions substantially similar to the terms of Parent options currently held by employees and is also subject to the Management Stockholders Agreement. The option vests in three installments on December 23, 2006, 2007 and 2008, and vests in full upon a change of control of Parent or AMCE if provided for by the Compensation Committee. In addition, in order to facilitate integration following the Mergers, the Company entered into an agreement with Mr. Reid, whereby Mr. Reid provided certain transitional consulting services to the Company and reported to Mr. Peter C. Brown, the Company's Chief Executive Officer. Pursuant to the continuing service agreement, the Company paid Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for the final five months. The continuing services agreement terminated in February 2007 and the final severance payment to Mr. Reid was made during fiscal 2008.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 3, 2008, March 29, 2007 and March 30, 2006

NOTE 20—RELATED PARTY TRANSACTIONS (Continued)

AMCE Dividends to Holdings

        On April 3, 2008 the AMCE declared and made distributions to Holdings in the amount of $21,830,000 which has been recorded by AMCE as a reduction to Additional paid-in capital. The distribution included $3,279,000 of advances made by the Company on behalf of Holdings prior to fiscal 2008 and $18,551,000 of cash advances made during fiscal 2008 including payment of interest on the Holdings Discount Notes due 2014 of $14,447,700. In connection with the holdco merger, AMCE paid a dividend to Holdings of $275,000,000 which has been recorded by AMCE as a reduction to Additional paid-in capital.

NOTE 21—SUBSEQUENT EVENTS

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post-Retirement Medical and Life Insurance Plan effective as of January 1, 2009. As a result of these revisions and restating this plan to implement the changes, the Company expects to recognize a curtailment gain during fiscal 2009.

        Effective as of May 14, 2008, NCM issued additional common membership units to Regal pursuant to the Common Unit Adjustment Agreement which resulted in a decrease to the Company's interest in NCM from 19.1% to 18.5%.

Item 9.    Changes in Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A(T).    Controls and Procedures

        (a) Evaluation of disclosure controls and procedures.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of April 3, 2008, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 3, 2008.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

        (b) Changes in internal control over financial reporting.

        There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

        Our business and affairs are managed by our board of directors currently consisting of nine members. Peter C. Brown, our chief executive officer, is a director of Parent.

        The following table sets forth certain information regarding our directors, executive officers and key employees as of May 30, 2008:

Name	Age	Position(s) Held
Peter C. Brown	49	Chairman of the Board, Chief Executive Officer, President and Director (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Michael R. Hannon	48	Director (Parent, Holdings and AMC Entertainment)
Stephen P. Murray	45	Director (Parent, Holdings and AMC Entertainment)
Stan Parker	32	Director (Parent, Holdings and AMC Entertainment)
Aaron J. Stone	35	Director (Parent, Holdings and AMC Entertainment)
John Connaughton	42	Director (Parent, Holdings and AMC Entertainment)
Eliot P. S. Merrill	37	Director (Parent, Holdings and AMC Entertainment)
Kevin Maroni	45	Director (Parent, Holdings and AMC Entertainment)
Travis Reid	54	Director (Parent, Holdings and AMC Entertainment)
Craig R. Ramsey	56	Executive Vice President and Chief Financial Officer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
John D. McDonald	51	Director Executive Vice President, U.S. and Canada Operations (American Multi-Cinema, Inc.)
Kevin M. Connor	45	Senior Vice President, General Counsel and Secretary (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Mark A. McDonald	49	Executive Vice President, International Operations (AMC Entertainment International, Inc.)
Chris A. Cox	42	Vice President and Chief Accounting Officer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Terry W. Crawford	51	Vice President and Treasurer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Michael W. Zwonitzer	43	Vice President Finance (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Peter C. Brown has served as a Director of AMC Entertainment and American Multi-Cinema, Inc., a subsidiary of AMC Entertainment, since November 1992, as Chairman of the Board and Chief Executive Officer of AMC Entertainment since July 1999 and as President of AMC Entertainment since January 1997. Mr. Brown has served as a Director, Chairman of the Board and

Chief Executive Officer of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Brown served as Co-Chairman of the Board of AMC Entertainment from May 1998 through July 1999 and as Executive Vice President of AMC Entertainment from August 1994 to January 1997. Mr. Brown has served as a Director, Chairman of the Board, Chief Executive Officer and President of Holdings since December 2004 and President of American Multi-Cinema, Inc. since March 2007. Mr. Brown is also Chairman of the Board, Chief Executive Officer and a director of American Multi-Cinema, Inc. Mr. Brown serves as a Director of Embarq Corporation, Midway Games, Inc., National CineMedia, Inc. and MovieTickets.com. Mr. Brown is also a member of the executive committee and Vice Chairman of the Board of Directors of the National Association of Theatre Owners. Mr. Brown is a graduate of the University of Kansas.

        Mr. Michael R. Hannon has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since December 2004. Mr. Hannon serves as Managing Director in the New York office of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Mr. Hannon joined J.P. Morgan Partners, LLC in 1988 and has focused on making investments in the media and telecommunications and the financial services sectors. Mr. Hannon has been responsible for numerous investments in broadcasting, publishing, cable, outdoor, and both wireless and wireline communications. Mr. Hannon also serves on the board of directors of Ascend Media, Hanley Wood and Olympus Media. Mr. Hannon holds a B.A. from Yale University and an M.B.A. from Columbia Business School.

        Mr. Stephen P. Murray has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since December 2004. Mr. Murray serves as President and Chief Executive Officer of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Mr. Murray is also an investment committee member of CCMP Capital Asia Ltd. Mr. Murray focuses on investments in consumer, Retail and Services, and Healthcare Infrastructure. Prior to joining J.P. Morgan Partners, LLC in 1989, Mr. Murray served as a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray also serves on the board of directors of ARAMARK Holdings Corporation, Cabela's, Generac, Jetro Holdings, Noble Environmental Power, Quiznos Subs, Strongwood Insurance and Warner Chilcott. Mr. Murray holds a B.A. from Boston College and an M.B.A. from Columbia Business School.

        Mr. Stan Parker has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since December 2004. Mr. Parker has been affiliated with Apollo and its related investment advisors and investment managers since 2000 and has been a Partner since 2005. Prior to joining Apollo in 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. Mr. Parker also serves on the board of directors of Momentive Performance Materials. Mr. Parker holds a B.S. degree in Economics from The Wharton School of Business at the University of Pennsylvania.

        Mr. Aaron J. Stone has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since December 2004. Mr. Stone is a Senior Partner of Apollo Management, L.P. which, together with its affiliates, acts as manager of Apollo and related private securities investment funds. Mr. Stone also serves on the board of directors of Hughes Communications, Inc., Intelstat, Ltd and Skyterra Communications Inc. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone holds an A.B. Degree from Harvard College.

        Mr. John Connaughton has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since January 2006. Mr. Connaughton has served as a Managing Director of Bain Capital Partners, LLC since 1997 and a member of the firm since 1989.

Prior to joining Bain Capital Partners, LLC, Mr. Connaughton served as a consultant at Bain & Company, Inc., where he advised Fortune 500 companies. Mr. Connaughton also serves as a director of MIC Communications (PriMed), Warner Chilcott, CRC Health Group, Hospital Corporation of America (HCA), Quintiles Transnational Corp., Warner Music Group (NYSE-WMG), Sungard Data Systems, Cumulus Media Partners and The Boston Celtics. He also volunteers for a variety of charitable organizations, serving as a member of The Berklee College of Music Board of Trustees and the UVa McIntire Foundation Board of Trustees. Mr. Connaughton received a B.S. in commerce from the University of Virginia and an M.B.A. from Harvard Business School.

        Mr. Eliot P. S. Merrill has served as a Director of Parent, Holdings and AMC Entertainment since January 2008. Mr. Merrill is a Managing Director of The Carlyle Group focused on buyout opportunities in the media and telecommunications sectors. Prior to joining Carlyle in 2001, Mr. Merrill was a Principal at Freeman Spogli & Co., a buyout fund with offices in New York and Los Angeles. From 1995 to 1997, Mr. Merrill worked at Dillon Read & Co. Inc. and, before that, at Doyle Sailmakers, Inc. Mr. Merrill also serves as a director of The Nielsen Company B.V. Mr. Merrill holds an A.B. Degree from Harvard College.

        Mr. Kevin Maroni has served as a Director of Parent, Holdings and AMC Entertainment since April 2008. Mr. Maroni is a Senior Managing Director of Spectrum Equity Investors ("Spectrum'), based in Boston, Massachusetts. Prior to joining Spectrum at inception in 1994, Mr. Maroni worked at Time Warner, Inc. and Harvard Management Company's private equity affiliate. Mr. Maroni holds a BA from the University of Michigan and an MBA from Harvard University.

        Mr. Travis Reid has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since January 2006. Prior thereto, Mr. Reid served as President, Chief Executive Officer and a director of Loews since April 2002. Mr. Reid has been in the film exhibition industry for 30 years. Prior to 2002, Mr. Reid served as President, North American Operations of Loews beginning May 1998. Mr. Reid served as President of Loews Theatres beginning October 1996 and for the preceding year served as Executive Vice President, Film Buying of Loews Theatres. Prior to joining Loews in 1991, Mr. Reid held senior film buying positions at General Cinema Corp., Cineamerica Theatres, Century Theatres and Theatre Management Inc. Mr. Reid began his career at age 20 at a drive-in movie theatre in California. Mr. Reid is also Chief Executive Officer and a director of Digital Cinema Implementation Partners LLC. Mr. Reid holds a B.S. in Business Administration from California State University at Hayward.

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of AMC Entertainment and American Multi-Cinema, Inc. since April 3, 2003. Mr. Ramsey has served as Executive Vice President and Chief Financial Officer of Parent and Holdings since June 2007 and December 2004, respectively. Prior to April 2003, Mr. Ramsey served as Executive Vice President, Chief Financial Officer and Secretary of AMC Entertainment and American Multi-Cinema, Inc. effective April 2002. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer, of AMC Entertainment and American Multi-Cinema, Inc. from August 1998 until May 2002. Mr. Ramsey has served as a Director of American Multi-Cinema, Inc. since September 1999. Mr. Ramsey was elected Chief Accounting Officer of AMC Entertainment and American Multi-Cinema, Inc. effective October 1999. Mr. Ramsey served as Vice President, Finance from January 1997 to October 1999 and prior thereto served as Director of Information Systems and Director of Financial Reporting since joining American Multi-Cinema, Inc. in February 1995. Mr. Ramsey currently serves as a member of the board of directors of Bank Midwest.

        Mr. John D. McDonald has served as Director of American Multi-Cinema, Inc. since November 2007, and has served as Executive Vice President, U.S. and Canada Operations of American Multi-Cinema, Inc. since October 1998. Prior thereto, Mr. McDonald served as Senior Vice President,

Corporate Operations from November 1995 until his promotion to Executive Vice President in October 1998.

        Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of AMC Entertainment and American Multi-Cinema, Inc. since April 2003. Mr. Connor has served as Senior Vice President, General Counsel and Secretary of Parent and Holdings since June 2007 and December 2004, respectively. Prior to April 2003, Mr. Connor served as Senior Vice President, Legal of AMC Entertainment and American Multi-Cinema, Inc. beginning November 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid, Bingham, Levy, Selzer and Gee from October 1995.

        Mr. Mark A. McDonald has served as Executive Vice President, and as Executive Vice President, International Operations of AMC Entertainment International, Inc., a subsidiary of AMC Entertainment, since March 2007 and December 1998, respectively. Prior thereto, Mr. McDonald served as Senior Vice President, Asia Operations from November 1995 until his appointment as Executive Vice President in December 1998.

        Mr. Chris A. Cox has served as Vice President and Chief Accounting Officer of AMC Entertainment and American Multi-Cinema, Inc. since May 2002. Mr. Cox has served as Vice President and Chief Accounting Officer of Parent and Holdings since June 2007 and December 2004, respectively. Prior to May 2002, Mr. Cox served as Vice President and Controller of American Multi-Cinema, Inc. from November 2000. Previously, Mr. Cox served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000.

        Mr. Terry W. Crawford has served as Vice President and Treasurer of Parent since June 2007, and of Holdings, AMC Entertainment and American Multi-Cinema, Inc. since April 2005. Prior thereto, Mr. Crawford served as Vice President and Assistant Treasurer of Holdings, AMC Entertainment and American Multi-Cinema, Inc. from December 2004 until April 2005. Previously, Mr. Crawford served as Vice President, Assistant Treasurer and Assistant Secretary of AMC Entertainment from May 2002 until December 2004 and American Multi-Cinema, Inc. from January, 2000 until December 2004. Mr. Crawford served as Assistant Treasurer and Assistant Secretary of AMC Entertainment from September 2001 until May 2002 and AMC from November 1999 until January 2004. Mr. Crawford served as Assistant Secretary of AMC Entertainment from March 1997 until September 2001 and American Multi-Cinema, Inc. from March 1997 until November 1999.

        Mr. Michael W. Zwonitzer has served as Vice President, Finance of AMC Entertainment and American Multi-Cinema, Inc. since September 2004 and has served as Vice President, Finance of Parent and Holdings since June 2007 and December 2004, respectively. Prior thereto, Mr. Zwonitzer served as Director of Finance from December 2002 to September 2004 and Manager of Financial Analysis from November 2000 to December 2002. Mr. Zwonitzer joined AMC in June 1998.

Code of Ethics

        The Company has adopted a code of ethics that applies to the principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions, a copy of which was filed as Exhibit 14 to Form 10-K for the fiscal year ended April 1, 2004.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

        This section discusses the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, our three other most highly compensated executive officers and Richard Walsh, our former Executive Vice President, AMCE and the former Chairman of AMC Film Programming, a division of American Multi-Cinema, Inc., whose employment ended on August 17, 2007. These individuals are referred to as the "Named Executive Officers."

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

Executive Compensation Program Objectives and Overview

        The goals of the Compensation Committee with respect to executive compensation are to attract, retain, motivate and reward talented executives, to tie annual and long-term compensation incentives to the achievement of specified performance objectives, and to achieve long-term creation of value for our stockholders by aligning the interests of these executives with those of our stockholders. To achieve these goals, we endeavor to maintain compensation plans that are intended to tie a substantial portion of executives' overall compensation to key strategic, operational and financial goals such as achievement of budgeted levels of EBITDA or revenue, and other non-financial goals that the Compensation Committee deems important. From time to time, the Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels they believe, based on industry comparables and their general business and industry knowledge and experience, are comparable with executives in other companies of similar size and stage of development operating in the theatrical exhibition industry and similar retail type businesses, while taking into account our relative performance and our own strategic goals.

        We conduct an annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes, which includes determining the operating metrics and non-financial elements used to measure our performance and to compensate our executive officers. This review is based on our knowledge of how other theatrical exhibition industry and similar retail type businesses measure their executive performance and on the key operating metrics that are critical in our effort to increase the value of our company. In fiscal 2008, the Compensation Committee conducted a series of exploratory meetings with outside compensation consultants and selected Towers Perrin to evaluate our current compensation programs, review our benchmarking group and make recommendations regarding compensation and benefits.

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

Base Salaries

        Base salaries for our Named Executive Officers are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy, but we do not make any determinations or changes in compensation in reaction to market data alone. The Compensation Committee's goal is to provide total compensation packages that are competitive with prevailing practices in our industry and in the geographic markets in which we conduct business. However, the Compensation Committee retains flexibility within the compensation program to respond to and adjust for specific circumstances and our evolving business environment. For fiscal 2008, the Company obtained information regarding the salaries of employees at comparable companies, including approximately 150 multi-unit businesses in the retail, entertainment and food service industries. Base salaries for our Named Executive Officers are reviewed annually or at other appropriate times by the Compensation Committee and may be increased from time to time pursuant to such review and/or in accordance with guidelines contained in the various employment agreements in order to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For fiscal 2008, this review began in the fourth quarter of fiscal 2007 as part of our annual budgeting process and was finished during the first quarter of fiscal 2008 as part of our annual performance review process. Following this review, base salaries for our Named Executive Officers increased between 2.0% and 2.5% from fiscal 2007 to fiscal 2008.

Annual Performance Bonus

        The Compensation Committee has the authority to award annual performance bonuses to our Named Executive Officers. Under the current employment agreements, each Named Executive Officer is eligible for an annual bonus based on our annual incentive compensation program as it may exist from time to time. We believe that annual bonuses based on performance serve to align the interests of management and shareholders, and our annual bonus program is primarily designed to reward increases in EBITDA. Individual bonuses are performance based and, as such, can be highly variable from year to year. The annual incentive bonuses for our Named Executive Officers are determined by our Compensation Committee and, except with respect to his own bonus, our chief executive officer, based on our annual incentive compensation program as it may exist from time to time. For fiscal 2008, the annual incentive compensation program was based primarily on attainment of specified EBITDA targets. The plan guideline was that no bonus would be paid below attainment of 90% of targeted EBITDA and that upon attainment of 100% of targeted EBITDA, each Named Executive Officer would receive 100% of his assigned bonus target. Upon attainment of 120% of targeted EBITDA, each Named Executive Officer would receive a maximum of 200% of his assigned bonus target. Under the annual incentive compensation program, our Compensation Committee and, except with respect to his own bonus, chief executive officer retain discretion to decrease or increase bonuses relative to the guidelines based on qualitative or other objective factors deemed relevant by the Compensation Committee. No bonuses were earned for fiscal 2008 under the annual incentive compensation program because the Company did not meet the minimum 90% of targeted EBITDA threshold established by the Compensation Committee.

        Our annual bonuses have historically been paid in cash and traditionally have been paid in a single installment in the first quarter following the completion of a given fiscal year following issuance of our annual audit report. On a going forward basis, it is contemplated that these annual bonuses may be paid in a combination of cash and equity value with the method for any allocation between cash and equity value to be determined in the future.

Long Term Incentive Equity Awards

        In connection with the holdco merger, on June 11, 2007 Parent adopted an amended and restated 2004 stock option plan (formerly known as the 2004 Stock Option Plan), which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options to acquire Parent common stock to eligible employees and consultants of Parent and its subsidiaries and non-employee directors of Parent. Options previously granted under the plan vest in equal installments over 3 to 5 years from the grant date, subject to the optionee's continued service with Parent or one of its subsidiaries. The Compensation Committee did not grant any options pursuant to the 2004 Stock Option Plan during fiscal 2008.

Retirement Benefits

        We provide retirement benefits to the Named Executive Officers under both qualified and non-qualified defined-benefit and defined-contribution retirement plans. The Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. ("AMC Defined Benefit Retirement Income Plan") and the AMC 401(k) Savings Plan are both tax-qualified retirement plans in which the Named Executive Officers participate on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code on the annual amount of a pension which may be paid under a qualified defined-benefit plan and on the maximum amount that may be contributed to a qualified defined-contribution plan, the benefits that would otherwise be payable to the Named Executive Officers under the Defined Benefit Retirement Income Plan are limited. Because we did not believe that it was appropriate for the Named Executive Officers' retirement benefits to be reduced because of limits under ERISA and the Internal Revenue Code, we had established non-qualified supplemental defined-benefit plans that permit the Named Executive Officers to receive the same benefit that would be paid under our qualified defined-benefit plan up to the old IRS limit, as indexed, as if the Omnibus Budget Reconciliation Act of 1993 had not been in effect. On November 7, 2006, our Board of Directors approved a proposal to freeze the AMC Defined Benefit Retirement Income Plan and our supplemental defined-benefit plans, the AMC Supplemental Executive Retirement Plan and the AMC Retirement Enhancement Plan, effective as of December 31, 2006. The Compensation Committee determined that these types of plans are not as effective as other elements of compensation in aligning executives' interests with the interests of shareholders, a particularly important consideration for a public company. As a result, the Compensation Committee determined to freeze these plans. Benefits no longer accrue under the AMC Defined Benefit Retirement Income Plan, the AMC Supplemental Executive Retirement Plan or the AMC Retirement Enhancement Plan for our Named Executive Officers or for other participants.

        In connection with the freezing of benefits under our defined-benefit plans, our Board of Directors determined it was important to further encourage participation in our defined contribution plan, so our Board of Directors simultaneously approved a proposal to increase our matching contribution in the 401(k) Savings Plan to 100% of elective contributions up to 5% of employee compensation (previously, the company matched 100% of contributions up to 3% of employee compensation and 50% of contributions between 3% and 5% of employee compensation). The increase in our matching contribution was effective January 1, 2007.

        The "Pension Benefits" table and related narrative section "Pension and Other Retirement Plans" below describes our qualified and non-qualified defined-benefit plans in which our Named Executive Officers participate.

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

        The "Non-Qualified Deferred Compensation" table and related narrative section "Non-Qualified Deferred Compensation Plan" below describe the non-qualified deferred compensation plan and the benefits thereunder.

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

        As described in more detail below under "Potential Payments Upon Termination or Change in Control" pursuant to their employment agreements, each of the Named Executive Officers would be entitled to severance benefits in the event of termination of employment by AMCE without cause or due to death or disability. In the case of Mr. Brown, resignation for good reason would also entitle the employee to severance benefits. We have determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with AMCE and as part of their overall compensation package.

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

Perquisites

        The perquisites provided to each Named Executive Officer during fiscal 2008 and 2007 are reported in Column (i) of the "Summary Compensation Table" below, and are further described in footnote (6) to that table. Perquisites are benchmarked and reviewed, revised and approved by the Compensation Committee every year.

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

Compensation Committee Report on Executive Compensation

        The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the four non-employee directors named at the end of this report. The Compensation Committee has reviewed and discussed with management the disclosures contained in the above Compensation Discussion and Analysis. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K.

Compensation Committee of the Board of Directors

John Connaughton
Aaron J. Stone
Stephen P. Murray
Eliot P.S. Merrill

Summary Compensation Table

        The following table presents information regarding compensation of our principal executive officer, our principal financial officer, our three other most highly compensated executive officers for services rendered during fiscal 2008 and for Richard T. Walsh, who although not serving as an executive officer on the last day of our fiscal year, had served as our Executive Vice President, AMC Entertainment Inc., and Chairman, AMC Film Programming, until his employment ended on August 17, 2007. These individuals are referred to as "Named Executive Officers."

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)		All Other Compensation ($)(5)(6)	Total ($)
Peter C. Brown Chairman of the Board, Chief Executive Officer and President (AMCE and American Multi-Cinema, Inc.)	2008 2007	$822,065 772,700	$	— —	$	— —	$1,884,022 1,884,022	$	— 124,684	$	— 26,094	$30,629 29,809	$2,736,716 2,837,309
Craig R. Ramsey Executive Vice President and Chief Financial Officer (AMCE and American and American Multi-Cinema, Inc.)	2008 2007	374,183 351,700		— —		— —	471,005 471,005		— 55,510		— 33,527	29,365 27,367	874,553 939,109
John D. McDonald Executive Vice President North American Operations (American Multi-Cinema, Inc.)	2008 2007	374,182 351,700		— —		— —	235,503 235,503		— 55,510		— 45,620	28,356 22,010	638,041 710,343
Kevin M. Connor Senior Vice President, General Counsel and Secretary (AMCE and American Multi-Cinema, Inc.)	2008 2007	321,696 302,400		— —		— —	235,503 235,503		— 43,188		— 13,740	25,230 19,753	582,429 614,584
Mark A. McDonald Executive Vice President International Operations (AMC Entertainment International, Inc.)	2008	281,851		—		—	235,503		—		—	23,935	541,289
Richard T. Walsh Former Executive Vice President (AMCE): Chairman (AMC Film Programming, a division of American Multi-Cinema, Inc.)	2008 2007	149,066 358,800		— —		— —	(94,484 471,005)		— 55,510		— 54,013	774,280 25,808	828,862 965,136

(1)
The principal positions shown are at April 3, 2008. Compensation for Mr. Mark McDonald is provided only for fiscal 2008 because he was not a Named Executive Officer in fiscal 2007.

(2)
The amount reported in this column of the table above reflects the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal 2008 and 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). No option awards were granted with regards to Named Executive Officers during fiscal 2008 and 2007. The unvested options of Mr. Walsh were forfeited at the end of his employment in fiscal 2008. No option awards granted to Named Executive Officers were forfeited in fiscal 2007. The Company has not granted any equity-based awards other than stock options to Named Executive Officers that were outstanding during fiscal 2008 or 2007. The amounts reflected in this column represent the compensation recognized during fiscal 2008 and 2007 for options granted on December 23, 2004 which became partially vested during fiscal 2008 and 2007. For a discussion of the assumptions and methodologies used to value the awards reported in this column, please see the discussion of option awards contained in Note 1 to the Company's consolidated financial statements contained elsewhere in this Form 10-K. Options are to acquire shares of Parent common stock.

(3)
No bonuses were earned in fiscal 2008 under the annual incentive bonus program since the Company did not meet the minimum 90% of targeted EBITDA threshold established by the Compensation Committee. The Compensation Committee approved bonuses for fiscal 2007 performance at approximately 24% of assigned bonus target (equivalent to 14% to 16% of base salary) for each of our Named Executive Officers. Further discussion on the annual incentive bonus program for the Named Executive Officers can be found in the Compensation Discussion and Analysis—Annual Performance Bonus section.

(4)
For fiscal 2008 the aggregate change in actuarial present value of the officer's accumulated benefit amounts are negative and have been omitted from the table. Under the AMC Supplemental Executive Retirement Plan the aggregate decrease in actuarial present value is as follows: Mr. Peter Brown ($3,621), Mr. Craig Ramsey ($1,776), Mr. John McDonald ($6,766), Mr. Kevin Connor ($3,567), Mr. Mark McDonald ($8,010), and Mr. Richard Walsh ($5,687) and the aggregate decrease in actuarial present value of the officer's accumulated benefit under the Defined Benefit Retirement Income Plan is as follows: Mr. Peter Brown ($6,985), Mr. Craig Ramsey ($3,426), Mr. John McDonald ($13,050), Mr. Kevin Connor ($1,849), Mr. Mark McDonald ($11,911), and Mr. Richard Walsh ($10,968). Mr. Peter Brown is the only active participant in the Retirement Enhancement Plan and the aggregate decrease in actual present value for his accumulated benefits of ($59,837) has been omitted from the table. See Note 13—Employee Benefit Plans for more information.

  For fiscal 2007 the amounts include the aggregate change in actuarial present value of the officer's accumulated benefit under the AMC Supplemental Executive Retirement Plan in the following amounts: Mr. Peter Brown $6,335, Mr. Craig Ramsey $8,579, Mr. John McDonald $9,651, Mr. Kevin Connor $6,076 and Mr. Richard Walsh $11,423 and the aggregate change in actuarial present value of the officer's accumulated benefit under the Defined Benefit Retirement Income Plan in the following amounts: Mr. Peter Brown $19,759, Mr. Craig Ramsey $24,948, Mr. John McDonald $35,969, Mr. Kevin Connor $7,664 and Mr. Richard Walsh $42,590. Mr. Brown is the only active participant in the Retirement Enhancement Plan and the aggregate decrease in actual present value for his accumulated benefits of $235,505, has been omitted from the table.

(5)
Mr. Richard Walsh's employment ended on August 17, 2007. Pursuant to the terms of his employment agreement, Mr. Walsh received a cash severance payment of $731,944 and accrued vacation of $29,236.

(6)
All Other Compensation is comprised of Company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan, automobile related benefits, life insurance premiums, holiday gift awards and a club membership. The following table summarizes "All Other Compensation" provided to the Named Executive Officers:

		Perquisites and Other Personal Benefits				Additional All Other Compensation
		Car Allowance	Holiday Gift Award	Club Membership		Company Matching Contributions to 401(k) Plan	Life Insurance Premiums
Peter Brown	2008 2007	$16,200 15,600	$254 500	$	— 1,397	$12,792 11,073	$1,383 1,239
Craig Ramsey	2008 2007	13,500 13,000	254 500		— —	12,128 10,382	3,483 3,485
John McDonald	2008 2007	13,500 12,650	254 500		— —	12,739 7,554	1,863 1,306
Kevin Connor	2008 2007	12,150 11,700	254 500		— —	11,781 6,780	1,045 773
Mark McDonald	2008	10,800	254		—	11,849	1,032
Richard Walsh	2008 2007	5,300 13,000	— 500		— —	7,110 10,414	690 1,894

  Infrequently, family of Named Executive Officers ride along on the Company aircraft when the aircraft is already going to a specific destination for a business purpose. The Company does not allocate any incremental cost to the executive for the family member's use.

Compensation of Named Executive Officers

        The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2008. The primary element of each Named Executive Officer's total compensation reported in the table is base salary. Mr. Walsh also earned a lump sum cash severance payment of $731,944 in connection with his separation from the Company pursuant to his employment agreement.

        The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer's base salary and annual bonus is provided below.

        The "Pension Benefits" table and related description of the material terms of our pension plans describe each Named Executive Officer's retirement benefits under the Companies' defined-benefit pension plans to provide context to the amounts listed in the Summary Compensation Table. The discussion in the section "Potential Payments Upon Termination or Change in Control" explains the potential future payments that may become payable to our Named Executive Officers.

Description of Employment Agreements—Salary and Bonus Amounts

        We have entered into employment agreements with each of Messrs. Brown, Ramsey, McDonald, Connor, and McDonald. Provisions of these agreements relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below.

        Peter C. Brown.    On December 23, 2004, Holdings and AMCE entered into an employment agreement with Peter C. Brown who has served as the Chairman of the Board, Chief Executive Officer and President of each of Holdings and AMCE since that time. The agreement was amended on January 26, 2006 in connection with the Merger. The term of the agreement is for five years, with automatic one-year extensions each year. The agreement provides that Mr. Brown will receive an initial annualized base salary of $772,654 subject to review by the Compensation Committee. Based on its review, the Compensation Committee has discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Brown based on the applicable incentive compensation program of the Company and consistent with the determination of the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Brown will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change in control, severance arrangements and restrictive covenants in Mr. Brown's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        On December 17, 2007, Parent, Holdings and AMC Entertainment entered into an amended and restated employment agreement with Peter C. Brown, which agreement will take effect only in the event of an initial public offering of Parent on or before December 31, 2008. The term of the agreement is for three years, with automatic one-year extensions each year. The agreement provides that Mr. Brown will receive an initial annualized base salary of $791,970 subject to review by the Compensation Committee. Based on its review, the Compensation Committee has discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Brown based on the applicable incentive compensation program of the Company and consistent with the determination of the Compensation Committee. As an inducement for Mr. Brown to enter into the amended and restated employment agreement, which reduces the term of Mr. Brown's employment and whereby Mr. Brown agrees to both non-competition and non-solicitation covenants, the agreement also provides that within 15 days after a calendar year 2008 initial public offering of Parent, Mr. Brown will receive a grant of restricted stock or restricted stock units of Parent with an aggregate value of $2,567,000 on the date of grant (based on our estimated initial public offering price). Such grant shall vest in three equal annual installments on the first three anniversaries of the grant date, and is subject to accelerated vesting upon Mr. Brown's termination for death, disability, by the Company without cause, or by Mr. Brown for good reason or following a change in control. Change in control, severance arrangements and restrictive covenants in Mr. Brown's amended and restated

employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        Craig R. Ramsey.    On July 1, 2001, AMC and AMCE entered into an employment agreement with Craig R. Ramsey who serves as the Executive Vice President and Chief Financial Officer of the Company and reports directly to AMCE's Chairman of the Board, President and Chief Executive Officer. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Ramsey will receive an initial annualized base salary of $275,000 subject to review by the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. Based on their review, the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee have discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Ramsey based on the applicable incentive compensation program of the company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Ramsey will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Mr. Ramsey also receives a company owned or leased automobile or equivalent automobile allowance. Change in control and severance arrangements in Mr. Ramsey's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        John D. McDonald.    On July 1, 2001, AMC and AMC Entertainment entered into an employment agreement with John D. McDonald, who serves as an Executive Vice President, North America Operations. Mr. McDonald reports directly to AMC's President and Chief Operating Officer or such officer's designee. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. McDonald will receive an initial annualized base salary of $275,000, subject to review by the President and Chief Financial Officer of AMC with the approval of AMC Entertainment's Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee. Based on their review, the President and Chief Financial Officer of AMC with the approval of AMC Entertainment's Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee have discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. McDonald based on the applicable incentive compensation program of the Company and consistent with the determination of the President and Chief Financial Officer of AMC with the approval of AMC Entertainment's Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. McDonald will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Mr. McDonald also receives a company owned or leased automobile or equivalent automobile allowance. Change in control and severance arrangements in Mr. McDonalds' employment agreements are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        Kevin M. Connor.    On November 6, 2002, AMC and AMC Entertainment entered into an employment agreement with Kevin M. Connor who serves as the Senior Vice President, General Counsel and Secretary of the Company. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Connor will receive an initial annualized base salary of $225,000 subject to review by the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. Based on their review, the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee have discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Connor based on the applicable incentive compensation program of the Company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Connor will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Mr. Connor also receives a company owned or leased automobile or equivalent automobile allowance. Change in control and severance arrangements in Mr. Connor's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        Mark A. McDonald.    On July 1, 2001, AMC Entertainment and AMC Entertainment International entered into an employment agreement with Mark A. McDonald who serves as the Executive Vice President of International Operations. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. McDonald will receive an initial annualized base salary of $225,000 subject to review by the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. The agreement also provides for annual bonuses for Mr. McDonald based on the applicable incentive compensation program of the Company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. McDonald will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Mr. McDonald also receives a company owned or leased automobile or equivalent automobile allowance. Change in control and severance arrangements in Mr. McDonald's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

Grants of Plan-based Awards—Fiscal 2008

        There were no grants of plan-based awards to Named Executive Officers in fiscal 2008.

Outstanding Equity Awards at end of Fiscal 2008

        The following table presents information regarding the outstanding equity awards held by each of our Named Executive Officers as of April 3, 2008, including the vesting dates for the portions of these awards that had not vested as of that date.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter C. Brown	9,821.489364	6,547.659576		$491	12/23/2014
Craig R. Ramsey	2,455.372338	1,636.914892		491	12/23/2014
John D. McDonald	1,227.686172	818.457448		491	12/23/2014
Kevin M. Connor	1,227.686172	818.457448		491	12/23/2014
Mark A. McDonald	1,227.686172	818.457448		491	12/23/2014
Richard T. Walsh(2)	1,636.914892	—		491	01/02/2009

(1)
The options vest for each Named Executive Officer, 20% per year commencing on December 23, 2005. Options are to acquire shares of Parent common stock.

(2)
Mr. Walsh's unexercisable options were forfeited at the end of his employment. The vested options were to have expired 90 days from August 17, 2007 or on November 15, 2007. On November 14, 2007 Mr. Walsh and Parent entered into an agreement which extended the date that the options were exercisable from November 15, 2007 until 60 days after an Initial Public Offering of Parent common stock, but if no Initial Public Offering has occurred by June 16, 2008, the vested options shall remain outstanding and exercisable until January 2, 2009.

(3)
The option exercise price per share of $1,000 was adjusted to $491 per share pursuant to the antidilution provisions of the 2004 Stock Option Plan to give effect to the payment of a one-time nonrecurring dividend paid by Parent on June 15, 2007 of $652,800,000 to the holders of its 1,282,750 shares of common stock.

Option Exercises and Stock Vested—Fiscal 2008

        None of our Named Executive Officers exercised options or held any outstanding stock awards during fiscal 2008.

Pension Benefits

        The following table presents information regarding the present value of accumulated benefits that may become payable to the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Peter C. Brown	Defined Benefit Retirement Income Plan	15.60	$118,376	$—
	Supplemental Executive Retirement Plan	15.60	61,377	—
	Retirement Enhancement Plan	15.60	1,005,031	—
Craig R. Ramsey	Defined Benefit Retirement Income Plan	12.00	139,194	—
	Supplemental Executive Retirement Plan	12.00	72,171	—
John D. McDonald	Defined Benefit Retirement Income Plan	31.05	265,985	—
	Supplemental Executive Retirement Plan	31.05	137,911	—
Kevin M. Connor	Defined Benefit Retirement Income Plan	4.00	23,355	—
	Supplemental Executive Retirement Plan	4.00	9,644	—
Mark A. McDonald	Defined Benefit Retirement Income Plan	26.60	201,845	—
	Supplemental Executive Retirement Plan	26.60	97,897	—
Richard T. Walsh(2)	Defined Benefit Retirement Income Plan	31.10	319,552	—

(1)
The accumulated benefit is based on service and earnings considered by the plans for the period through April 3, 2008. It includes the value of contributions made by the Named Executive Officers throughout their careers. The present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the plans. The interest assumption is 6.25%. The post-retirement mortality assumption is based on the RP-2000 Combined Mortality Table, male and female, projected to 2005 with scale AA. See Note 13—Employee Benefit Plans for more information.

(2)
Mr. Walsh's employment ended on August 17, 2007.

Pension and Other Retirement Plans

        We provide retirement benefits to the Named Executive Officers under the terms of qualified and non-qualified defined-benefit plans. The AMC Defined Benefit Retirement Income Plan is a tax-qualified retirement plan in which the Named Executive Officers participate on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by ERISA and the Internal Revenue Code on the annual amount of a pension which may be paid under a qualified defined-benefit plan, the benefits that would otherwise be payable to the Named Executive Officers under the Defined Benefit Retirement Income Plan are limited. Because we did not believe that it was appropriate for the Named Executive Officers' retirement benefits to be reduced because of limits under ERISA and the Internal Revenue Code, we have non-qualified supplemental defined-benefit plans that permit the Named Executive Officers to receive the same benefit that would be paid under our qualified defined-benefit plan up to the old IRS limit, as indexed, as if the Omnibus Budget Reconciliation Act of 1993 had not been in effect. On November 7, 2006, our Board of Directors approved a proposal to freeze the AMC Defined Benefit Retirement Income Plan, and our supplemental plans, the AMC Supplemental Executive Retirement Plan and the AMC Retirement Enhancement Plan, effective as of December 31, 2006. As amended, benefits do not accrue after December 31, 2006, but vesting continues for associates with less than five years of vesting service. The material terms of the AMC Defined Benefit Retirement Income Plan, the AMC Supplemental Executive Retirement Plan and the AMC Retirement Enhancement Plan are described below.

        AMC Defined Benefit Retirement Income Plan.    The AMC Defined Benefit Retirement Income Plan is a non-contributory defined-benefit pension plan subject to the provisions of ERISA. As mentioned above, the plan was frozen effective December 31, 2006.

        The plan provides benefits to certain of our employees based upon years of credited service and the highest consecutive five-year average annual remuneration for each participant. For purposes of calculating benefits, average annual compensation is limited by Section 401(a)(17) of the Internal Revenue Code, and is based upon wages, salaries and other amounts paid to the employee for personal services, excluding certain special compensation. Under the defined benefit plan, a participant earns a vested right to an accrued benefit upon completion of five years of vesting service.

        AMC Supplemental Executive Retirement Plan.    AMC also sponsors a Supplemental Executive Retirement Plan to provide the same level of retirement benefits that would have been provided under the retirement plan had the federal tax law not been changed in the Omnibus Budget Reconciliation Act of 1993 to reduce the amount of compensation which can be taken into account in a qualified retirement plan. The plan was frozen, effective December 31, 2006, and no new participants can enter the plan and no additional benefits can accrue thereafter.

        Subject to the forgoing, any individual who is eligible to receive a benefit from the AMC Defined Benefit Retirement Income Plan after qualifying for early, normal or late retirement benefits thereunder, the amount of which is reduced by application of the maximum limitations imposed by the Internal Revenue Code, is eligible to participate in the Supplemental Executive Retirement Plan.

        The benefit payable to a participant equals the monthly amount the participant would receive under the AMC Defined Benefit Retirement Income Plan without giving effect to the maximum recognizable compensation for qualified retirement plan purposes imposed by the Internal Revenue Code, as amended by Omnibus Budget Reconciliation Act of 1993, less the monthly amount of the retirement benefit actually payable to the participant under the AMC Defined Benefit Retirement Income Plan each as calculated as of December 31, 2006. The benefit is an amount equal to the actuarial equivalent of his/her benefit, computed by the formula above, payable in either a lump sum (in certain limited circumstances, specified in the plan), or equal semi-annual installments over a period of 2 to 10 years, with such form, and, if applicable, period, having been irrevocably elected by the participant.

        If a participant's employment with AMC terminates for any reason (or no reason) before the earliest date he/she qualifies for early, normal or late retirement benefits under the AMC Defined Benefit Retirement Income Plan, no benefit is payable under the Supplemental Executive Retirement Plan.

        AMC Retirement Enhancement Plan.    AMC has established a Retirement Enhancement Plan for the benefit of officers who from time to time may be designated as eligible participants therein by the Board of Directors. As mentioned above, the plan was frozen, effective December 31, 2006, and no new participants can enter the plan and no additional benefits can accrue thereafter.

        The only active participant in the plan is Peter C. Brown.

        The Retirement Enhancement Plan is a non-qualified defined benefit plan designed to provide an unfunded retirement benefit to an eligible participant in an amount equal to (i) sixty percent (60%) of his or her average compensation (including paid and deferred incentive compensation but excluding certain special compensation) during the last three full years of employment, less (ii) the sum of (A) such participant's benefits under the retirement plan and the participant's primary social security benefit at age 65, or if later, at the date of normal retirement, and (B) the amount of a straight life annuity commencing at the participant's normal retirement date attributable to AMC's contributions under the supplemental executive retirement plan, the 401(k) savings plan and the non-qualified deferred compensation plan. The base amount in clause (i) will be reduced on a pro rata basis if the participant completes fewer than 25 years of service. The Retirement Enhancement Plan benefit may commence for a participant who has attained the later of age 55 or completion of 15 years of service and has participated in the plan for at least five years and who retires on or after age 55. For participants retiring before age 65 the benefit is reduced actuarially, namely 6 2/3% for each of the first five years by which commencement precedes age 65 and an additional 3 1/3% for each year by which commencement precedes age 60. Benefits commence at a participant's normal retirement date (i.e., the later of age 65 or the participant's completion of five years of service) whether or not the participant continues to be employed by AMC. The accrued benefit payable upon total and permanent disability is not reduced by reason of early commencement. A participant will be entitled to receive a benefit under the Retirement Enhancement Plan if such a participant's employment is terminated at AMC's request (other than for cause) or as a result of a change of control (as defined in the Retirement Enhancement Plan).

Nonqualified Deferred Compensation

        The following table presents information regarding the contributions to and earnings on the Named Executive Officers' deferred compensation balances during fiscal 2008, and also shows the total deferred amounts for the Named Executive Officers at the end of fiscal 2008.

Name	Executive Contributions in Last FY $	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Peter C. Brown	$79,160	$—	$(1,111)	$—	$192,017
Craig R. Ramsey	1,665	—	(2,584)	—	137,459
John D. McDonald	29,129	—	(22,627)	—	529,691
Kevin M. Connor	—	—	—	—	—
Mark A. McDonald	—	—	(13,275)	—	324,146
Richard T. Walsh	—	—	3,011	(85,929)	—

Non-Qualified Deferred Compensation Plan

        AMC permits the Named Executive Officers and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis. Deferrals of compensation during fiscal 2008 and in recent years have been made under the AMC Non-Qualified Deferred Compensation Plan. Participants of the plan are able to defer annual salary and bonus (excluding commissions, expense reimbursement or allowances, cash and non-cash fringe benefits and any stock-based incentive compensation). Amounts deferred under the plans are credited with an investment return determined as if the participant's account were invested in one or more investment funds made available by the Committee and selected by the participant. AMC may, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by AMC. The deferred compensation account will be distributed either in a lump sum payment or in equal annual installments over a term not to exceed 10 years as elected by the participant and may be distributed pursuant to in-service withdrawals pursuant to certain circumstances. Any such payment shall commence upon the date of a "Qualifying Distribution Event" (as such term is defined in the Non-Qualified Deferred Compensation Plan). The Qualifying Distribution Events are designed to be compliant with Section 409A of the Internal Revenue Code.

Potential Payments Upon Termination or Change in Control

        The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment with Parent and/or a change in control of Parent, changes in responsibilities, salary or benefits. In addition to the benefits described below, outstanding equity-based awards held by our Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of Holdings under the terms of our 2004 Stock Option Plan. Furthermore, upon a termination following a "Change of Control" (as such term is defined in the AMC Retirement Enhancement Plan), the Named Executive Officer is entitled to his accrued benefits payable thereunder in a form of payment that he has previously chosen. The Retirement Enhancement Plan and the present value of benefits accumulated under the plan are described above in the table "Pension Benefits" and the accompanying narrative "Pension and Other Retirement Plans."

        Assumptions.    As prescribed by the SEC's disclosure rules, in calculating the amount of any potential payments to the Named Executive Officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control of Holdings) occurred on the last business day of fiscal 2008 and that the price per share of our common stock is equal to the fair market value of a share of our common stock as of that date.

Peter C. Brown

        Mr. Brown's employment agreement, described above under "Employment Agreements—Salary and Bonus Payments," provides for certain benefits to be paid to Mr. Brown in connection with a termination of his employment with Holdings under the circumstances described below.

        Severance Benefits.    In the event Mr. Brown's employment is terminated during the employment term by Parent, Holdings or AMC Entertainment pursuant to a termination for death, "Disability", "Without Cause" (each as defined in the employment agreement) or by Mr. Brown pursuant to a termination for "Good Reason" or within sixty days after a "Change of Control" (as those terms are defined in the employment agreement), Mr. Brown will be entitled to severance pay in a lump sum cash payment equal to the product of (x) the sum of his base salary as then in effect plus his target bonus times (y) three. In addition, upon such a qualifying termination, the restricted stock or restricted stock units granted pursuant to the employment agreement and all of Mr. Brown's stock options shall vest in full.

        If Mr. Brown had terminated employment with us on April 3, 2008 pursuant to his amended and restated employment agreement under the circumstances described in the preceding paragraph, we estimate that he would have been entitled to a lump sum cash payment equal to $3,908,910. This amount is derived by multiplying three by the sum of $791,970 which represents Mr. Brown's annualized base salary rate in effect on April 3, 2008, plus $511,000, which represents his target bonus. Finally, Mr. Brown would have been entitled to accelerated vesting of unvested stock options with an aggregate value of $3,332,759 (based on the spread between the exercise price of the options and the estimated fair market value of our common stock as of April 3, 2008). Since Mr. Brown's restricted stock or restricted stock unit grant pursuant to his employment agreement having a value of $2,567,000 did not occur as of April 3, 2008, we did not include the potential accelerated vesting of this award.

Other Named Executive Officers

        The employment agreements for each of the other Named Executive Officers, described above under "Employment Agreements—Salary and Bonus Payments," provide for certain benefits to be paid to the executive in connection with a termination of his employment with AMC or AMC Entertainment under the circumstances described below and/or a change in control of AMC or AMC Entertainment.

        Severance Benefits.    In the event the executive's employment is terminated during the employment term as a result of the executive's death or "Disability" or by AMC or AMC Entertainment pursuant to a "Termination Without Cause" or by the executive during 60 days following certain changes in his responsibilities, annual base salary or benefits, the executive (or his personal representative) will be entitled to a lump cash severance payment equal to two years of his base salary then in effect.

        Upon a termination of employment with us on April 3, 2008 under the circumstances described in the preceding paragraph, we estimate that each Named Executive Officer (other than Mr. Brown) would have been entitled to a lump sum cash payment as follows: Mr. Craig Ramsey—$720,962; Mr. John McDonald—$720,961; Mr. Kevin Connor—$619,832; and Mr. Mark McDonald—$543,058. These amounts are derived by multiplying two by the respective executive's annualized base salary rate in effect on April 3, 2008.

        Restrictive Covenants.    Pursuant to each Named Executive Officer's employment agreement, the executive has agreed not to disclose any confidential information of AMC or AMC Entertainment at any time during or after his employment with AMC/AMC Entertainment.

Richard T. Walsh Separation

        On August 17, 2007, Mr. Walsh's employment with AMC Entertainment ended. Mr. Walsh received a cash severance payment of $731,944 in a lump sum, less applicable withholdings. Mr. Walsh's unexercisable options were forfeited at the end of his employment.

        On November 14, 2007, we entered into an agreement with Mr. Walsh that extended the exercise period applicable to his vested stock options from 90 days following his departure on August 17, 2007 until 60 days after an initial public offering of Parent's common stock, and in the event no initial public offering has occurred by June 16, 2008, until January 2, 2009.

Director Compensation—Fiscal 2008

        The following section presents information regarding the compensation paid during fiscal 2008 to members of our Board of Directors who are not also our employees (referred to herein as "Non-Employee Directors"). The compensation paid to Mr. Peter C. Brown, who is also one of our employees, is presented above in the Summary Compensation Table and the related explanatory tables. Mr. Brown did not receive additional compensation for his service as a director.

Non-Employee Directors

        We paid our directors an annual cash retainer of $50,000, plus $1,500 for each meeting of the board of directors they attended in person or by phone, plus $1,000 for each committee meeting they attended. We also reimbursed all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

        The following table presents information regarding the compensation of our non-employee Directors in fiscal 2008:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation ($)	All other Compensation ($)	Total ($)
Michael R. Hannon	$63,000	$—	$—	$—	$—	$—	$63,000
Stephen P. Murray	56,500	—	—	—	—	—	56,500
Stan Parker	61,500	—	—	—	—	—	61,500
Aaron J. Stone	59,000	—	—	—	—	—	59,000
John Connaughton	59,000	—	—	—	—	—	59,000
Michael Connelly(1)	6,500	—	—	—	—	—	6,500
Benjamin Coughlin	63,000	—	—	—	—	—	63,000
Travis Reid	62,500	—	—	—	—	—	62,500
Eliot P. S. Merrill(1)	52,500	—	—	—	—	—	52,500

(1)
On January 3, 2008, the Company elected Eliot P. S. Merrill to the Company's Board of Directors, effective January 3, 2008. Mr. Merrill fills the vacancy created by the passing of Michael Connelly, who had served as a director since January 2006.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee members whose names appear on the Compensation Committee Report were committee members during all of fiscal 2008. No member of the Compensation Committee is or has been a former or current executive officer of the Company or has had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related-party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee during the fiscal year ended April 3, 2008.

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

Security Ownership of Beneficial Owners, Directors and Officers.

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information regarding beneficial ownership of Parent capital stock as of May 30, 2008, with respect to:

  •
  each person or group of affiliated persons known by Parent to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

  •
  each of Parent's directors;

  •
  each of our Named Executive Officers; and

  •
  all directors and nominees and executive officers as a group.

Name and Address	Shares of Class A-1 Common Stock		Shares of Class A-2 Common Stock		Shares of Class N Common Stock	Shares of Class L-1 Common Stock	Shares of Class L-1 Common Stock	Percentage of Ownership
J.P. Morgan Partners (BHCA), L.P. and Related Funds(1)(2)	249,225.00	(2)	249,225.00	(2)	—	—	—	38.86%
Apollo Investment Fund V, L.P. and Related Funds(3)(4)	249,225.00	(4)	249,225.00	(4)	—	—	—	38.86%
Bain Capital Investors, LLC and Related Funds(5)(6)	—		—		—	96,743.45	96,743.45	15.08%
The Carlyle Group Partners III Loews, L.P. and Related Funds(7)(8)	—		—		—	96,743.45	96,743.45	15.08%
Spectrum Equity Investors IV. L.P. and Related Funds(9)(10)	—		—		—	62,598.71	62,598.71	9.76%
Peter C. Brown(11)(12)	—		—		2,542.00	—	—	*
Craig R. Ramsey(11)(13)	—		—		153.00	—	—	*
Richard T. Walsh(11)(14)	—		—		153.00	—	—	*
John D. McDonald(11)(15)	—		—		127.00	—	—	*
Kevin M. Connor(11)(16)	—		—		51.00	—	—	*
Mark A. McDonald(11)(17)	—		—		102.00	—	—	*
Michael R. Hannon(1)	—		—		—	—	—	*
Stephen P. Murray(1)	—		—		—	—	—	*
Stan Parker(18)	—		—		—	—	—	*
Aaron J. Stone(18)	—		—		—	—	—	*
John Connaughton(5)(6)	—		—		—	—	—	*
Eliot P. S. Merrill(7)	—		—		—	—	—	*
Kevin Maroni(9)(10)	—		—		—	—	—	*
Travis Reid(11)(19)	—		—		728.77	—	—	*
All directors and officers as a group (17 persons)	—		—		22,312.61	—	—	1.72%

*
less than 1%

(1)
Represents 18,012.61 shares of Class A-1 common stock and 18,012.61 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors, L.P., 7,712.95 shares of Class A-1 common stock and 7,712.95 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman, L.P., 1,011.31 shares of Class A-1 common stock and 1,011.31 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman II, L.P., 2,767.70 shares of Class A-1 common stock and 2,760.70 shares of Class A-2 common stock owned by AMCE (Ginger), L.P., 1,330.19 shares of Class A-1 common stock and 1,330.19 shares of Class A-2 common stock owned by AMCE (Luke), L.P., 2,881.66 shares of Class A-1 common stock and 2,881.66 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown), L.P., 3,217.09 shares of Class A-1 common stock and 3,217.09 shares of Class A-2 common stock owned by AMCE (Scarlett), L.P., 12,661.15 shares of Class A-1 common stock and 12,661.15 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II, L.P., 1,253.55 shares of Class A-1 common stock and 1,253.55 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Fund/AMC /Selldown II, L.P., 7,260.06 shares of Class A-1 common stock and 7,260.06 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II-C, L.P., (collectively, the "Global Investor Funds") and 75,141.71 shares of Class A-1 common stock and 75,141.71 shares of Class A-2 common stock owned by J.P. Morgan Partners (BHCA), L.P. ("JPMP BHCA"). The general partner of the Global Investor Funds is JPMP Global Investors, L.P. ("JPMP Global"). The general partner of JPMP BHCA is JPMP Master Fund Manager, L.P. ("JPMP MFM"). The general partner of JPMP Global and JPMP MFM is JPMP Capital Corp. ("JPMP Capital"), a wholly owned subsidiary of JPMorgan Chase & Co., a publicly traded company ("JPM Chase"). Each of JPMP Global, JPMP MFM and JPMP Capital may be deemed, pursuant to Rule 13d-3 under the Exchange Act, to beneficially own the shares held by the Global Investor Funds and JPMP BHCA.

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

(2)
Includes 115,975 shares of Class A-1 common stock and 115,975 shares of Class A-2 common stock of certain co-investors, which, pursuant to a voting agreement, must be voted by such co-investors to elect JPMP designees for Parent's' board of directors.

(3)
Represents shares owned by the following group of investment funds: (i) 114,328.50 shares of Class A-1 common stock and 114,328.50 shares of Class A-2 common stock owned by Apollo Investment Fund V, L.P.; (ii) 14,997.29 shares of Class A-1 common stock and 14,997.29 shares of Class A-2 common stock owned by Apollo Overseas Partners V, L.P.; (iii) 1,572.35 shares of Class A-1 common stock and 1,572.35 shares of Class A-2 common stock owned by Apollo Netherlands Partners V(A), L.P.; (iv) 1,108.64 shares of Class A-1 common stock and 1,108.64 shares of Class A-2 common stock owned by Apollo Netherlands Partners V(B), L.P.; and (v) 1,243.22 shares of Class A-1 common stock and 1,243.22 shares of Class A-2 common stock owned by Apollo German Partners V GmbH & Co. KG (collectively, the "Apollo Funds"). Apollo Advisors V, L.P. ("Advisors V") is the general partner or the managing general partner of each of the Apollo Funds. Apollo Capital Management V, Inc. ("ACM V") is the general partner of Advisors V. Apollo Management V, L.P. ("Management V") serves as the day-to-day manager of each of the Apollo Funds. AIF V Management, LLC ("AIF V LLC") is the general partner of Management V and Apollo Management, L.P. ("Apollo Management") is the sole member and manager of AIF V LLC. Each of Advisors V, ACM V, Management V, AIF V LLC and Apollo Management disclaim beneficial ownership of all shares of common stock owned by the Apollo Funds. The address of the Apollo Funds, Advisors V, Management V, AIF V LLC and Apollo Management is c/o Apollo Management, L.P., Two Manhattanville Road, Suite 203, Purchase, New York 10017.

  Leon Black, Joshua Harris and Marc Rowan effectively have the power to exercise voting and investment control over ACM V, with respect to the shares held by the Apollo Funds. Each of Messrs. Black, Harris and Rowan disclaim beneficial ownership of such shares.

(4)
Includes 115,975 shares of Class A-1 common stock and 115,975 shares of Class A-2 common stock of certain co-investors, which, pursuant to a voting agreement, must be voted by such co-investors to elect Apollo designees to Parent's' board of directors.

(5)
Represents shares owned by the following group of investment funds associated with Bain: (i) 64,255.29 shares of Class L-1 common stock and 64,255.29 shares of Class L-2 common stock owned by Bain Capital (Loews) I Partnership, whose administrative member is Bain Capital (Loews) L, L.L.C., whose general partners are Bain Capital (Loews) A Partnership, Bain Capital (Loews) L Partnership and Bain Capital (Loews) P Partnership, each of whose general partners are (x) Bain Capital Holdings (Loews) I, L.P., whose general partner is Bain Capital Partners VII, L.P., whose general partner is Bain Capital Investors, LLC ("BCI") and (y) Bain Capital AIV (Loews) II, L.P.,

  whose general partner is Bain Capital Partners VIII, L.P., whose general partner is BCI and (ii) 32,488.16 shares of Class L-1 common stock and 32,488.16 shares of Class L-2 common stock owned by Bain Capital AIV (Loews) II, L.P., whose general partner is Bain Capital Partners VIII, L.P., whose general partner is BCI. The address of Mr. Connaughton and each of the Bain entities is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

  BCI, by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by each of the Bain entities. BCI disclaims beneficial ownership of such shares.

(6)
Voting and investment control over the shares held by Bain Capital (Loews) I Partnership and Bain Capital AIV (Loews) II, L.P. is exercised by the investment committee of BCI. Members of the investment committee are Andrew B. Balson, Steven W. Barnes, Joshua Bekenstein, Edward W. Conard, John P. Connaughton, Paul B. Edgerley, Jordan Hitch, Matthew S. Levin, Ian K. Loring, Philip Loughlin, Mark E. Nunnelly, Stephen G. Pagliuca, Michael Ward and Stephen M. Zide, each of whom disclaims beneficial ownership of the shares.

(7)
Represents shares owned by the following group of investment funds affiliated with Carlyle: (i) 91,610.60 shares of Class L-1 common stock and 91,610.60 shares of Class L-2 common stock owned by Carlyle Partners III Loews, L.P., whose general partner is TC Group III, L.P., whose general partners is TC Group III, L.L.C., whose sole managing member is TC Group, L.L.C., whose sole managing member is TCG Holdings, L.L.C. and (ii) 5,132.86 shares of Class L-1 common stock and 5,132.86 shares of Class L-2 common stock owned by CP III Coinvestment, L.P., whose general partner is TC Group III, L.P., whose general partner is TC Group III, L.L.C., whose sole managing member is TC Group, L.L.C., whose sole managing member is TCG Holdings, L.L.C. Mr. Merrill is a Managing Director of the Carlyle Group, and in such capacity, may be deemed to share beneficial ownership of the shares of common stock held by investment funds associated with or designated by the Carlyle Group. Mr. Merrill expressly disclaims beneficial ownership of the shares held by the investment funds associated with or designated by the Carlyle Group. The address of Mr. Merrill and the Carlyle Group is c/o The Carlyle Group, 520 Madison Avenue, 42nd floor, New York, New York 10022.

(8)
Voting and investment control over the shares held by Carlyle Partners III Loews, L.P. and CP III Coinvestment, L.P. is exercised by the three-person managing board of TCG Holdings, L.L.C. Members of this managing board are William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, each of whom disclaims beneficial ownership of the shares.

(9)
Represents shares owned by the following group of investment funds affiliated with Spectrum: (i) 61,503.23 shares of Class L-1 common stock and 61,503.23 shares of Class L-2 common stock owned by Spectrum Equity Investors IV, L.P., whose general partner is Spectrum Equity Associates IV, L.P., (ii) 363.07 shares of Class L-1 common stock and 363.07 shares of Class L-2 common stock owned by Spectrum Equity Investors Parallel IV, L.P. whose general partner is Spectrum Equity Associates IV, L.P., and (iii) 732.40 shares of Class L-1 common stock and 732.40 shares of Class L-2 common stock owned by Spectrum IV Investment Managers' Fund, L.P. Kevin Maroni is a Senior Managing Director of Spectrum and disclaims beneficial ownership of any shares beneficially owned by Spectrum. The address of Mr. Maroni and Spectrum Equity Investors is c/o Spectrum Equity Investors, One International Place, 29th Floor, Boston, Massachusetts 02110.

  SpectrumEquity Associates IV, L.P., by virtue of the relationships described above, may be deemed to have voting or investment control with respect to the shares held by Spectrum Equity Investors IV, L.P. and Spectrum Equity Investors Parallel IV, L.P. Spectrum Equity Associates IV, L.P. disclaims beneficial ownership of such shares.

(10)
Voting and investment control over the shares held by the Spectrum entities is exercised by the investment committees of Spectrum Equity Associates IV, L.P. and Spectrum IV Investment Managers' Fund, L.P. Members of each of these investment committees are Brion B. Applegate, William P. Collatos, Benjamin M. Coughlin, Randy J. Henderson, Michael J. Kennealy, Kevin J. Maroni, Christopher T. Mitchell and Victor E. Parker, each of whom disclaims beneficial ownership of the shares.

(11)
The address of such person is c/o AMC Entertainment Holdings, Inc., 920 Main Street, Kansas City, Missouri 64105.

(12)
Includes 9,821.489364 shares underlying options that will vest within 60 days of the date of this table.

(13)
Includes 2,455.372338 shares underlying options that will vest within 60 days of the date this table.

(14)
Includes 1,636.91489 shares underlying options that will vest within 60 days of the date of this table.

(15)
Includes 1,227.686172 shares underlying options that will vest within 60 days of the data of this table.

(16)
Includes 1,227.686172 shares underlying options that will vest within 60 days of the date of this table.

(17)
Includes 1,227.686172 shares underlying options that will vest within 60 days of the date of this table.

(18)
Although each of Messrs Parker and Stone may be deemed a beneficial owner of shares of Holdings beneficially owned by Apollo due to his affiliation with Apollo and its related investment managers and advisors, each such person disclaims beneficial ownership of any such shares. The address of Messer. Parker and Stone is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(19)
Includes 400 shares underlying options that will vest within 60 days of the date of this table.

Equity Compensation Plan Information

        The following is a summary of securities authorized for issuance under Parent's equity compensation plans as of April 3, 2008.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	36,521.356392	$491	12,086.090418
Equity compensation plans not approved by security holders	—	—	—

Total	36,521.356392	$491	12,086.090418

(1)
These shares are available under the 2004 Stock Option Plan of Parent. The number of shares shown is as of April 3, 2008.

Item 13.    Certain Relationships and Related Transactions.

        The Company seeks to ensure that all transactions with related parties are fair, reasonable and in their best interest. In this regard, generally the board of directors or one of the committees reviews material transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to it as could have been obtained from an unaffiliated third party. Set forth below is a description of certain transactions which have occurred since March 30, 2007 or which involve obligations that remain outstanding as of April 3, 2008.

        Parent is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.776%); Apollo (20.776%); Bain Capital Partners (15.084%); The Carlyle Group (15.084%); Spectrum Equity Investors (9.76%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.898%); Co-Investment Partners, L.P. (3.898%); Caisse de Depot et Placement du Quebec (3.118%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.728%); SSB Capital Partners (Master Fund) I, L.P. (1.949%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., and GSO Credit Opportunities Fund (Helios), L.P. (1.559%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.779%); Screen Investors 2004, LLC (0.152%); and members of management (0.439%)(1).

(1)
All percentage ownerships are approximate.

        For a description of certain employment agreements between us and Messrs. Peter C. Brown, John D. McDonald, Craig R. Ramsey, Kevin M. Connor and Mark A. McDonald see Item 11. Executive Compensation.

Governance Agreements

        In connection with the holdco merger, Parent, Holdings, the Sponsors and the other former continuing stockholders of Holdings, as applicable, entered into various agreements defining the rights of Parent's stockholders with respect to voting, governance and ownership and transfer of the stock of Parent, including an Amended and Restated Certificate of Incorporation of Parent, a Stockholders Agreement, a Voting Agreement among Parent and the former continuing stockholders of Holdings, a Voting Agreement among Parent and the BCS Investors and Management Stockholders Agreement among Parent and certain members of management of Parent who are stockholders of Parent (collectively, the "Governance Agreements").

        The Governance Agreements provide that the Board of Directors for Parent, Holdings and the Company will consist of up to nine directors, two of whom shall be designated by JPMP, two of whom shall be designated by Apollo, one of whom shall be the Chief Executive Officer of Parent, one of whom shall be designated by The Carlyle Group, one of whom shall be designated by Bain Capital Partners, one of whom shall be designated by Spectrum Equity Investors and one of whom shall be designated by Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors, voting together, so long as such designee is consented to by each of Bain Capital Partners and The Carlyle Group. Each of the directors respectively designated by JPMP, Apollo, The Carlyle Group, Bain Capital Partners and Spectrum Equity Investors shall have three votes on all matters placed before the Board of Directors of Parent, Holdings and AMCE and each other director will have one vote each. The number of directors respectively designated by the Sponsors will be reduced upon transfers by such Sponsors of ownership in Holdings below certain thresholds.

        The Voting Agreement among Parent, and the former continuing stockholders of Holdings provides that, until the fifth anniversary of the holdco merger ("Blockout Period"), the former continuing stockholders of Holdings (other than Apollo and JPMP) will generally vote their voting shares of capital stock of Parent in favor of any matter in proportion to the shares of capital stock of Apollo and JPMP voted in favor of such matter, except in certain specified instances. The Voting Agreement among Parent and the BCS Investors further provide that during the Blockout Period, the BCS Investors will generally vote their voting shares of capital stocks of Parent on any matter as directed by any two of The Carlyle Group, Bain Capital Partners and Spectrum Equity Investors, except in certain specified instances. In addition, certain actions of Parent, Holdings and/or actions of ours, including, but not limited to, change in control transactions, acquisition or disposition transactions with a value in excess of $10,000,000, the settlement of claims or litigation in excess of $2,500,000, an initial public offering of Parent, hiring or firing a chief executive officer, chief financial officer or chief operating officer, incurring or refinancing indebtedness in excess of $5,000,000 or engaging in new lines of business, require the approval of either (i) any three of JPMP, Apollo, The Carlyle Group or Bain Capital Partners or (ii) Spectrum Equity Investors and (a) either JPMP or Apollo and (b) either The Carlyle Group or Bain Capital Partners (the "Requisite Stockholder Majority") if at such time they hold at least a majority of Parent's voting shares.

        Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of Parent, Holdings or AMCE (an "IPO"), the Governance Agreements prohibit the Sponsors and the other former stockholders of Parent from transferring any of their interests in Parent, other than certain permitted transfers to affiliates or to persons approved of by the Sponsors. Following the end of the Blockout Period, the Sponsors may transfer their shares subject to the rights described below.

        The Governance Agreements set forth additional transfer provisions for the Sponsors and the other former stockholders of Holdings with respect to the interests in Parent, including the following:

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

        Drag-along rights.    If, prior to an IPO, Sponsors constituting a Requisite Stockholder Majority propose to transfer shares of Parent to an independent third party in a bona fide arm's-length transaction or series of transactions that results in a sale of all or substantially all of Parent or us, such Sponsors may elect to require each of the other stockholders of Parent to transfer to such third party all of its shares at the purchase price and upon the other terms and subject to the conditions of the sale.

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

        The Governance Agreements also provide for certain registration rights in the event of an initial public offering of Parent, including the following:

        Demand rights.    Subject to the consent of at least two of any of JPMP, Apollo, The Carlyle Group and Bain Capital Partners during the first two years following an IPO, each Sponsor has the right at any time following an IPO to make a written request to Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders at Parent's expense, subject to certain limitations. Subject to the same consent requirement, the non-Sponsor stockholders of Parent as a group shall have the right at any time following an IPO to make one written request to Parent for registration under the Securities Act of part or all of the registrable equity interests held by such stockholders with an aggregate offering price to the public of at least $200,000,000.

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

Fee Agreement

        In connection with the holdco merger, Parent, Holdings, AMCE and the Sponsors entered into a Fee Agreement, which provides for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the twelfth anniversary from December 23, 2004, and such time as the Sponsors own less than 20% in the aggregate of Parent. In addition, the fee agreement provides for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Parent of up to $3,500,000 for fees payable by Parent in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

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

Continuing Service Agreement with Travis Reid

        In connection with the termination of his current employment agreement with Loews, the Company paid Mr. Travis Reid severance of $87,500 per month for 18 months following the closing of the Mergers, paid him a lump sum payment of $1,575,000, and provided outplacement assistance and automobile benefits through December 31, 2006 and granted Mr. Reid an option under the Holdings 2004 Stock Option Plan to acquire Class N Common Stock at an exercise price not less than the fair market value (as determined by the Board of Directors of Holdings) on the date of grant. In June 2007, the option was assumed by Parent, and the option is subject to other terms and conditions substantially similar to the terms of options currently held by employees and is also subject to the Management Stockholders Agreement. The option vests in three equal installments on December 23, 2006, 2007 and 2008, and vests in full upon a change of control of Parent, Holdings or AMCE if provided for by the Compensation Committee. In addition, in order to facilitate integration following the Mergers, the Company entered into an agreement with Mr. Reid, whereby Mr. Reid provided certain transitional consulting services to the Company and reported to Mr. Peter C. Brown, our Chief Executive Officer. Pursuant to the continuing service agreement, which terminated in February 2007, the Company paid Mr. Reid a consulting fee for each month of service at the following rate: $50,000 for each of the first four months, $33,333 for each of the next four months and $16,667 for the final five months. The continuing service agreement terminated in February 2007 and the final severance payment to Mr. Reid was made during fiscal 2008. In February 2007, Mr. Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark USA and Regal formed to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema.

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

AMCE Dividend to Holdings

        On April 3, 2008 the Company declared and made distributions to Holdings in the amount of $21,830,000 which has been recorded by the Company as a reduction to Additional paid-in capital. The distribution included $3,279,000 of advances made by the Company on behalf of Holdings prior to fiscal 2008 and $18,551,000 of cash advances made during fiscal 2008 including payment of interest on the Holdings Discount Notes due 2014 of $14,447,700. In connection with the holdco merger, AMCE paid a dividend to Holdings of $275,000,000 which has been recorded by the Company as a reduction to Additional paid-in capital.

Item 14.    Principal Accountant Fees and Services

Audit And Certain Other Fees Paid To Accountants

        The following table shows the fees that AMC Entertainment was billed for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2008 and 2007. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of PricewaterhouseCoopers LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	2008	2007
Audit Fees	$1,003,071	$1,156,129
Audit-Related Fees	246,547	988,785
Tax Fees	6,575	20,831
All Other Fees	—	—

Total	$1,256,193	$2,165,745

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

        The policies provide that de minimis services, consisting of audit-related, tax and other services, which were not recognized by the Company to be non-audit services at the time the outside auditor was engaged to perform them are permitted. However, the aggregate amount of all such services may not exceed more than the lesser of 5% of annual fees paid to the outside auditor or $50,000, for a particular engagement. These de minimis services may be performed without pre-approval, provided that they are approved by the Audit Committee or delegated member prior to completion of the engagement and are otherwise provided in accordance with regulations issued pursuant to the Sarbanes-Oxley Act of 2002. There were no fees that related to audit-related, tax and other services for which the pre-approval requirement was waived under the de minimis exception for fiscal year 2008.

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
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia LLC (the "Company") as of December 27, 2007 and as of December 28, 2006 and the related statements of operations, members' equity (deficit) and cash flows for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, for the year ended December 28, 2006, and for the period March 29, 2005 through December 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia LLC as of December 27, 2007 and the related statements of operations, members' equity (deficit) and cash flows for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, for the year ended December 28, 2006, and for the period March 29, 2005 through December 29, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 21, 2008

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 27, 2007	December 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7.5	$6.7
Receivables, net of allowance of $1.5 million in 2007 and $1.1 million in 2006	91.6	63.9
Prepaid expenses	1.9	1.6
Prepaid management fees to managing member	0.5	—

Total current assets	101.5	72.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $17.3 million in 2007 and $12.7 million in 2006	22.2	12.6
OTHER ASSETS:
Debt issuance costs, net	13.0	0.2
Investment in affiliate	7.0	—
Restricted cash	0.3	—
Other assets	0.2	5.0

Total other assets	20.5	5.2

TOTAL	$144.2	$90.0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6.6	$5.4
Amounts due to founding members	15.8	53.9
Amounts due to managing member	16.7	—
Accrued payroll and related expenses	7.2	6.4
Accrued expenses	10.0	5.5
Deferred revenue	3.3	3.4

Total current liabilities	59.6	74.6
OTHER LIABILITIES:
Unit option plan payable	—	1.9
Interest rate swap agreements and other liabilities	14.4	—
Borrowings	784.0	10.0

Total other liabilities	798.4	11.9

Total liabilities	858.0	86.5

COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS' EQUITY (DEFICIT)	(713.8)	3.5

TOTAL	$144.2	$90.0

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005
REVENUE:
Advertising (including revenue from founding members of $40.9 and $0.0 for all remaining periods)	$282.7	$20.6	$188.2	$56.0
Administrative fees—founding members	—	0.1	5.4	30.8
Meetings and events	25.4	2.9	25.4	11.7
Other	0.2	—	0.3	0.3

Total	308.3	23.6	219.3	98.8

EXPENSES:
Advertising operating costs	9.1	1.1	9.2	6.3
Meetings and events operating costs	15.4	1.4	11.1	5.4
Network costs	13.3	1.7	14.7	9.2
Theatre access fees/circuit share costs—founding members	41.5	14.4	130.1	38.6
Selling and marketing costs	40.9	5.2	38.2	24.9
Administrative costs	10.0	2.8	16.4	9.8
Administrative fee- managing member	9.2	—	—	—
Severance plan costs	1.5	0.4	4.2	8.5
Depreciation and amortization	5.0	0.7	4.8	3.0
Other costs	0.9	—	0.6	—

Total	146.8	27.7	229.3	105.7

OPERATING INCOME (LOSS)	161.5	(4.1)	(10.0)	(6.9)
Interest Expense, Net	47.8	0.1	0.5	—

NET INCOME (LOSS)	$113.7	$(4.2)	$(10.5)	$(6.9)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/ (DEFICIT)
AND COMPREHENSIVE INCOME

(In millions, except share data)

Total
Members' Equity
Balance—March 29, 2005	—
Issuance of initial units at inception date in exchange for contributed assets, net of liabilities assumed	$0.9
Issuance of additional units in exchange for cash	$7.3
Contribution of Severance Plan payments	$8.5
Net loss	$(6.9)

Balance—December 29, 2005	$9.8

Capital contribution from Members	$0.9
Contribution of Severance Plan payments	$4.2
Distribution to Members	$(0.9)
Net loss	$(10.5)

Balance—December 28, 2006	$3.5

Contribution of Severance Plan payments	$0.4
Net loss	$(4.2)

Balance—February 12, 2007	$(0.3)

Members' Equity
Balance—February 13, 2007	$(0.3)
Contribution of Severance Plan payments	$1.5
Capital contribution from managing member	$746.1
Capital contribution from founding members	$11.2
Distribution to managing member	$(53.3)
Distributions to founding members	$(1,521.6)
Reclassification of unit option plan	$2.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	$(14.4)
Net income	$113.7

Total Comprehensive Income, net of tax	$99.3
Share-based compensation expense	$1.0

Balance—December 27, 2007	$(713.8)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$113.7	$(4.2)	$(10.5)	$(6.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5.0	0.7	4.8	3.0
Non-cash severance plan and share-based compensation	2.5	0.7	6.1	8.0
Amortization of debt issuance costs and loss on repayment of debt	1.7	—	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables—net	(40.3)	12.6	(27.3)	(36.6)
Increase (decrease) in accounts payable and accrued expenses	10.4	(4.4)	4.4	8.2
(Decrease) increase in amounts due to founding members and managing member	(51.1)	(3.7)	33.4	20.5
Payment of severance plan costs	—	—	(3.5)	—
Increase (decrease)in other	(1.3)	0.5	0.9	0.9

Net cash provided by operating activities	40.6	2.2	8.3	(2.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13.8)	(0.5)	(6.3)	(5.9)
Investment in restricted cash	(0.3)	—	—	—
Increase in investment in affiliate	(7.0)	—	—	—

Net cash (used in) provided by investing activities	(21.1)	(0.5)	(6.3)	(5.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement (payment) of offering costs and fees	4.7	(0.1)	(4.0)	—
Proceeds of short-term borrowings from founding members	—	—	3.0	9.5
Repayments of short-term borrowings to founding members	—	—	(4.3)	(8.2)
Proceeds from borrowings	924.0	13.0	66.0	—
Repayments of borrowings	(150.0)	(13.0)	(56.0)	—
Payment of debt issuance costs	(14.6)	—	—	—
Proceeds from issuance of units	—	—	—	7.3
Contributions from managing member	746.1	—	—	—
Proceeds from founding member contributions	7.5	—	0.9	0.2
Distribution to founding members and managing member	(1,538.0)	—	(0.9)	—

Net cash (used in) provided by financing activities	(20.3)	(0.1)	4.7	8.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.8)	1.6	6.7	—
CASH AND CASH EQUIVALENTS:
Beginning of period	8.3	6.7	—	—

End of period	$7.5	$8.3	$6.7	$—

Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$1.5	$0.4	$4.2	$8.5
Increase in distributions payable to founding members and managing member	$37.0	—	—	—
Contributions from members collected after period end	$3.7	—	—	—
Increase in property and equipment not requiring cash in the period	$0.6	—	$0.3	—
Increase in deferred offering costs	—	—	$0.5	—
Unit option plan reclassified to equity	$2.3	—	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$44.0	$0.1	$0.4	—

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

As of and for the periods ended December 28, 2006 and December 27, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        National CineMedia, LLC ("NCM LLC" or the "Company") commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America that allows NCM to distribute advertising, business meeting, and Fathom event services under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides such services to certain third-party theater circuits under Network Affiliate Agreements which expire at various dates.

        NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. ("NCN"), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation ("RCM"), a wholly owned subsidiary of Regal. In accordance with the Contribution and Unit Holders Agreement entered into on that date by NCM LLC, NCN, and RCM, 16,387,670 units were issued to NCN and 27,903,330 units were issued to Regal CineMedia Holdings, LLC ("RCM Holdings") in exchange for the contribution of $0.9 million of cash and other assets, net of liabilities assumed. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC's records in the amounts as reflected on the Members' historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force ("EITF") 98-4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.

        On July 15, 2005, in exchange for a cash contribution of $7.3 million, 11,559,951 units were issued to Cinemark Media, Inc. ("Cinemark Media"), a wholly owned subsidiary of Cinemark USA, Inc.

        As the result of final adjustments to the valuations attributed to the contributed assets and liabilities resulting from AMCE's merger on December 23, 2004, with Marquee Holdings Inc., NCN contributed additional cash to NCM LLC during 2006, which was then distributed to RCM Holdings and Cinemark Media, thus having no impact on the assets and liabilities of NCM LLC.

        On February 13, 2007, National CineMedia, Inc. ("NCM, Inc." or "managing member"), a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM, LLC, closed its initial public offering ("IPO"). NCM, Inc. used the net proceeds from the IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses it advanced related to the NCM, Inc. IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC's new senior secured credit facility (see Note 7) entered into concurrently with the completion of NCM, Inc.'s IPO were used to redeem $769.5 million in NCM LLC preferred

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

units held by the founding members. The preferred units were created immediately prior to the NCM, Inc. IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options (see Note 8) were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split. At December 27, 2007, NCM LLC had 93,850,951 membership units outstanding, of which 42,000,000 (44.8%) were owned by NCM, Inc., 21,230,712 (22.6%) were owned by RCM, 17,474,890 (18.6%) were owned by AMC, and 13,145,349 (14.0%) were owned by Cinemark.

        In connection with the completion of the NCM, Inc.'s IPO, NCM, Inc. and the founding members entered into a third amended and restated limited liability company operating agreement of NCM LLC ("LLC Operating Agreement"). Under the LLC Operating Agreement, NCM, Inc. became a member and the sole manager of NCM LLC. As the sole manager, NCM, Inc. is able to control all of the day to day business affairs and decision-making of NCM LLC without the approval of any other member. NCM, Inc. cannot be removed as manager of NCM LLC. NCM LLC entered into a management services agreement with NCM, Inc. pursuant to which NCM, Inc. agrees to provide certain specific management services to NCM LLC, including those services typically provided by the individuals serving in the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs (see Note 6). NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8). NCM LLC will indemnify NCM, Inc. for any losses arising from NCM, Inc.'s performance under the management services agreement, except that NCM, Inc. will indemnify NCM LLC for any losses caused by NCM, Inc.'s willful misconduct or gross negligence.

        Under the amended and restated ESAs with the founding members, subject to limited exceptions, NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) and meetings and event services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the NCM, Inc. IPO, NCM LLC paid to the founding members a percentage of NCM LLC's advertising revenue as advertising circuit share. Upon the completion of the NCM, Inc. IPO, the founding members assigned to NCM LLC all "legacy contracts", which are generally contracts for advertising sold by the founding members prior to the formation of NCM LLC but which were unfulfilled at the date of formation. In addition, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries. NCM, Inc. also entered into employment agreements with five executive officers to

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carry out obligations entered into pursuant to a management services agreement between NCM, Inc. and NCM LLC.

Basis of Presentation

        The financial statements contained herein were prepared in accordance with accounting principles generally accepted in the United States of America. The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to the NCM, Inc. IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the "2007 pre-IPO period". The period from February 13, 2007 through December 27, 2007 is referred to as the "2007 post-IPO period". Separate periods have been presented because there were significant changes at the time of the IPO of NCM, Inc. due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members.

        The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered to be a reasonable reflection of the results for such periods.

        The Company has established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of NCM LLC's financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of NCM LLC. As a result of the various related-party agreements discussed above and in Note 6, the operating results as presented are not necessarily indicative of the results that would have occurred if all agreements were with non-related third parties.

        The founding members received all of the proceeds NCM LLC received from NCM, Inc. at the date of NCM, Inc.'s IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC's then-existing revolving line of credit agreement. In conformity with accounting guidance of Securities and Exchange Commission concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters and because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the managing member's IPO and related debt issuance, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

        Revenue Recognition—Advertising revenue and administrative fees from legacy contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event is held. NCM LLC considers estimates regarding make-good provisions in advertising revenue to be a critical accounting policy that requires complicated mathematical calculations used in the preparation of its financial statements. Legacy contracts are advertising contracts with the founding members prior to the formation of NCM LLC, which were not assigned to NCM LLC until the NCM, Inc. IPO was completed. Administrative fees earned by the Company prior to the NCM, Inc. IPO for its services in fulfilling the legacy contracts were based on a percentage of legacy contract revenue (32% during the 2007 pre-IPO period and 2006, and 35% during 2005, respectively).

        Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatres circuits under the "Network Affiliate Agreements."

        Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

        In the 2007 pre-IPO period and prior periods, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs relate primarily to the advertising business and to a lesser extent to the meetings and events business.

        Leases—The Company leases various office facilities under operating leases with terms ranging from month-to-month to 8 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.

        Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

        Restricted Cash—At December 27, 2007, other non-current assets included restricted cash of $0.3, which is a letter of credit used as a lease deposit on NCM LLC's New York office.

        Investments—NCM LLC considers estimates regarding fair value of the Company's investment in the preferred stock of IdeaCast, Inc. to be a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its financial statements. Refer to Note 5, Investment in Affiliate.

        Receivables—Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. Refer to Note 2, Receivables. Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables and delinquencies in account balances past customary terms at the end of the period. Receivables are written off when management determines amounts are uncollectible. Estimating the amount of allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

        Property and Equipment—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2, Property and Equipment. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4 - 10 years
Computer hardware and software	3 - 5 years
Leasehold improvements	Lesser of lease term or asset life

        The Company follows the Accounting Standards Executive Committee Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of the software costs, which are included in equipment, are depreciated over three to five years. As of December 27, 2007 and December 28, 2006, NCM LLC had a net book value of $9.3 million and $6.1 million, respectively, of capitalized software costs. The Company recorded approximately $2.8 million, $0.3 million, $1.9 million and $0.6 million for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, respectively, in depreciation expense.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Construction in progress includes costs relating to the affiliate installations. Assets under construction are not depreciated until placed into service.

        NCM LLC's long-lived assets consist principally of property, plant and equipment. It is the Company's policy to assess impairment of long-lived assets pursuant with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets annually. This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used or its physical condition, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When the Company performs the SFAS No. 144 impairment tests, the Company identifies the appropriate asset group as the total digital system, which includes the grouping of all of the assets required to provide service to our customers. The Company bases this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate the Company's network. Thus far, none of the above triggering events has resulted in any impairment charges.

        Amounts Due to/from Founding Members—In the 2007 pre-IPO period and prior periods, amounts due to/from founding members included circuit share costs and cost reimbursements, net of the administrative fees earned on Legacy contracts. Amounts due to/from founding members in the 2007 post-IPO period include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for meetings and events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to/from Managing Member—In the 2007 post-IPO period, amounts due to/from managing member includes amounts due under the LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.

        Network Affiliate Agreements—Network affiliate agreements were contributed at NCM LLC's formation at the net book value of the founding members and are amortized on a straight-line basis over the remaining life of the agreement. These agreements require payment to the affiliate of a percentage of the advertising revenue associated with the advertisements played in affiliate theatres, and also specify minimum payments that must be made. Amortization expense related to the network affiliate agreements was $0.2 million, $0.1 million, $0.8 million and $1.2 million for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, respectively.

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, no provision or liability for income taxes is included in the financial statements.

        Interest Rate Swap—NCM LLC has entered into interest rate swap agreements which qualify for and have been designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rate swap agreements have the effect of converting a portion of the variable rate debt to a fixed rate of 6.734%. Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair value of the interest rate swap is recorded on the Company's balance sheet as an asset or liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The fair value of the Company's interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

(in millions)
Fair value of swap at inception	$—
Change in fair value—interest rate changes	(14.4)

Fair value of swap (liability) at December 27, 2007	$(14.4)

        The Company will not use financial instruments for trading or other speculative purposes, nor will the Company be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. The Company will be exposed to credit loss in the event of nonperformance by the counter parties. This credit risk is minimized by dealing with a group of major financial institutions with whom the Company has other financial relationships. The Company does not anticipate nonperformance by these counter parties.

        Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 7, Borrowings, the Company has a balance of $13.0 million and $0.2 million in deferred financing costs as of December 27, 2007 and December 28, 2006, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005 the Company amortized $1.6 million, $0.0 million, $0.0 million and $0.0 million of debt issuance costs, respectively.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and the credit facility as reported in the Company's balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amount and fair value of the interest rate swap agreement are the same since the Company recorded the fair value on the balance sheet.

        Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. The determination of fair value of options requires that management make complex estimates and judgments. The Company utilizes the Black-Scholes option price model to estimate the fair value of the options, which model requires estimates of various factors used, including expected life of options, risk free interest rate, expected volatility and dividend yield. Refer to Note 8, Share-Based Compensation.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue, equity-based compensation and the valuation of investments in absence of market data. Actual results could differ from those estimates.

Recent Accounting Pronouncements

        During September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects its investment in IdeaCast, Inc. (see Note 5) to be measured for fair value based on unobservable inputs (level 3) and expects the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity will not be significant.

        During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these investments in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects the impact that SFAS No. 159 will have on its results of operations, financial condition and liquidity will not be significant.

        The Company has considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on the financial statements.

2. RECEIVABLES

        Receivables consisted of the following, in millions:

	As of December 27, 2007	As of December 28, 2006
Trade accounts	$92.2	$64.8
Other	0.9	0.2
Less allowance for doubtful accounts	(1.5)	(1.1)

Total	$91.6	$63.9

        At December 27, 2007, there is one individual account representing approximately 15% of the outstanding gross receivable balance.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

2. RECEIVABLES (Continued)

        The changes in NCM's allowance for doubtful accounts are as follows, in millions:

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$1.1	$1.1	$0.5	$—
Provision for bad debt	1.0	0.1	0.8	0.5
Write-offs, net	(0.6)	(0.1)	(0.2)	—

Balance at end of period	$1.5	$1.1	$1.1	$0.5

3. PROPERTY AND EQUIPMENT (in millions)

	As of December 27, 2007	As of December 28, 2006
Equipment	$37.3	$24.1
Leasehold Improvements	1.4	1.2
Less accumulated depreciation	(17.3)	(12.7)

Subtotal	21.4	12.6
Construction in Progress	0.8	—

Total property and equipment	$22.2	$12.6

        For the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005 the Company recorded depreciation of $4.8 million, $0.6 million, $4.0 million and $1.8 million, respectively.

4. ACCRUED EXPENSES (in millions)

	As of December 27, 2007	As of December 28, 2006
Makegood Reserve	$4.0	$2.6
Accrued Interest	2.3	0.1
Accrued beverage concessionaire unit cost	2.4	1.1
Other accrued expenses	1.3	1.7

Total accrued expenses	$10.0	$5.5

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

5. INVESTMENT IN AFFILIATE

        On June 26, 2007, NCM LLC invested $5.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc., a provider of advertising to fitness centers and health clubs throughout the United States. On September 27, 2007, NCM LLC invested an additional $2.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc. The amount of IdeaCast, Inc. 6% convertible preferred stock owned by NCM LLC at December 27, 2007 is convertible into a minority interest of IdeaCast, Inc.'s common stock. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which gave the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default and definition, classified as available-for-sale even though it is not the Company's intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment in IdeaCast. Management concluded that the estimated fair value of the securities at December 27, 2007 had not changed from their cost based on quantitative analysis which considered IdeaCast's potential future operating results under a variety of conditions and consideration of various qualitative factors. Management's assessment considered that there have been no significant changes in the prospects of IdeaCast's business since the original investment and the decision to make a follow-on investment. As a result, there were no gains or losses recorded in other comprehensive income for the investment in IdeaCast, Inc. for the 2007 post-IPO period.

        During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of fiscal 2008. The Company expects the investment in IdeaCast, Inc. to be measured for fair value based on unobservable inputs (level 3) and expects the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity will not be significant.

        A further agreement was entered into whereby, at the option of NCM LLC during the period June 30, 2008 through December 2009, a further investment may be made by NCM LLC to purchase common stock of IdeaCast, Inc. at a predetermined valuation formula, to bring NCM LLC's total investment to approximately 50.1% of the capital stock of IdeaCast, Inc. (on a fully diluted basis assuming conversion of all of the 6% convertible preferred stock). The option to purchase common stock of IdeaCast, Inc. has not yet been exercised. The companies also entered into a shared services agreement which allows for cross-marketing and certain services to be provided between the companies at rates which will be determined on an arms length basis. The services provided by IdeaCast for the 2007 post-IPO period were not material to NCM.

6. RELATED-PARTY TRANSACTIONS

2007 Pre-IPO Period, 2006 and 2005—

        At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

6. RELATED-PARTY TRANSACTIONS (Continued)

founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006 through February 12, 2007		Year Ended December 28, 2006		Period March 29, 2005 through December 29, 2005
	Circuit	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$—	$38.6	$0.2	$19.4	$8.3
Cinemark	3.7	0.1	29.7	0.4	0.1	—
Regal	6.6	—	61.8	4.8	19.1	22.5

Total	$14.4	$0.1	$130.1	$5.4	$38.6	$30.8

        NCM LLC's administrative services fee was earned at a rate of 32% of the $0.3 million and $16.8 million of legacy contract value for the 2007 pre-IPO period and year ended December 28, 2006, and at a rate of 35% of the $88.0 million of legacy contract value for the period ended December 29, 2005, respectively. At the closing of the NCM, Inc. IPO, the founding members entered into amended and restated ESAs which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.

        Pursuant to the agreements entered into at the completion of the NCM, Inc. IPO, amounts owed to the founding members through the date of the NCM, Inc. IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

        Amounts due to/from founding members at December 28, 2006, were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Circuit share payments	$15.2	$14.0	$24.8	$54.0
Cost reimbursement	0.1	—	0.4	0.5
Administrative fee	—	(0.1)	(0.5)	(0.6)

Total	$15.3	$13.9	$24.7	$53.9

2007 Post-IPO Period—

        Pursuant to the amended and restated ESAs in place since the close of the NCM, Inc. IPO, NCM LLC makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. The theatre access fee replaced the circuit share expenses. Also, under the amended and restated ESAs, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand ("CPM") impressions. The total theatre access fee to the founding members for the 2007 post-IPO period is $41.5 million. The total revenue related to the beverage concessionaire agreements for the 2007 post-IPO period is $40.9 million. In addition, pursuant to the amended and restated ESAs,

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

6. RELATED-PARTY TRANSACTIONS (Continued)

NCM LLC makes monthly payments to the founding members for use of their screens and theatres for the meetings and events business. These payments are at agreed upon rates based on the nature of the event. Payments to the founding members for these events totaled $3.8 million for the 2007 post-IPO period. Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the NCM, Inc. IPO, NCM LLC is required to made mandatory distributions to the members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the founding members of NCM LLC for post-IPO period is $65.8 million, of which $20.5 million is included in the due to/from founding members at December 27, 2007.

        On January 26, 2006, AMC acquired the Loews theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause the theatres it acquired from Loews to participate in the exhibitor services agreements beginning on June 1, 2008. In accordance with the Loews screen integration agreement, AMC pays us amounts based on an agreed-upon calculation to reflect amounts that approximate what NCM LLC would have generated if NCM LLC were able to sell on-screen advertising in the Loews theatre chain on an exclusive basis. These Loews payments are made on a quarterly basis in arrears through May 31, 2008 in accordance with certain run-out provisions. For the 2007 post-IPO period the Loews payment is $11.2 million, of which $3.7 million is included in the due to/from founding members at December 27, 2007. The Loews payment is recorded directly to NCM LLC's members' equity account.

        Amounts due to/from founding members at December 27, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.2)	$0.1	$0.2	$0.1
Cost and other reimbursement	(0.4)	(0.2)	(0.5)	(1.1)
Distributions payable, net	3.2	5.2	8.4	16.8

Total	$2.6	$5.1	$8.1	$15.8

Founding Members' Other—

        During the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, AMC and Regal purchased $1.4 million, $0.1 million, $2.1 million and $1.1 million, respectively, of NCM LLC's advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC's advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period and the year ended December 28, 2006.

        Included in media and events operating costs is $3.3. million, $0.2 million, $4.1 million and $2.1 million for the 2007 post-IPO period, the 2007 pre-IPO period, the year December 28, 2006 and the period ended December 29, 2005, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC's customers.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

6. RELATED-PARTY TRANSACTIONS (Continued)

        Included in advertising operating costs is $0.2 million, $0.0 million, $0.0 million and $0.0 million for the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, respectively, related to payments to founding members for costs associated with lobby promotions and concession items.

RCI Unit Option Plan—

        In connection with the formation of NCM, LLC in 2005, Regal Cinemas, Inc. adopted and approved the RCI Severance Plan for Equity Compensation. Participation in the Severance Plan is limited to employees of RCM, who held unvested shares of Regal's restricted common stock pursuant to the terms of the incentive plan immediately prior to such employees' termination of employment with RCM and commenced employment with NCM, LLC. Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan is, at the times set forth in the Severance Plan, entitled to a cash payments and payments in lieu of dividends as defined in the Severance Plan until the date that each such participant's restricted stock would have vested in accordance with the incentive plan. As this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. During the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, severance expense and the related capital contribution recognized for amounts under the Regal option plan were $1.5 million, $0.4 million, $4.2 million and $8.5 million, respectively. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal's common stock market value rather than current period performance.

National CineMedia, Inc.—

        Pursuant to the LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the 2007 post-IPO period, NCM LLC paid NCM, Inc. $9.2 million for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At December 27, 2007, $0.5 million has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8).

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

6. RELATED-PARTY TRANSACTIONS (Continued)

        Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the NCM, Inc. IPO, the Company is required to made mandatory distributions to the members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to NCM, Inc. for the 2007 post-IPO period is $53.3 million, of which $16.6 million is included in the due to/from managing member at December 27, 2007.

        Amounts due to/from managing member at December 27, 2007 were comprised of the following (in millions):

Total
Distributions payable	$16.6
Cost and other reimbursement	0.1

Total	$16.7

7. BORROWINGS

        Short-Term Borrowings From Members—In 2005, NCM signed an Amended and Restated Demand Promissory Note (the "Demand Note") with its founding members under which the Company could borrow up to $11.0 million on a revolving basis. Borrowings under the Demand Note were funded by the founding members pro rata to their ownership of units. Interest was payable monthly at 200 basis points over LIBOR. Interest paid to the founding members during the period ended December 29, 2005 and the year ended December 28, 2006 was less than $0.1 million, in each period. The demand note was repaid and cancelled on March 22, 2006.

Long-Term Borrowings—

        Revolving Credit Agreement—On March 22, 2006, NCM LLC entered into a bank-funded $20.0 million Revolving Credit Agreement, of which $2.0 million could have been utilized in support of letters of credit. The revolving credit agreement was collateralized by trade receivables, and borrowings under the revolving credit agreement were limited to 85% of eligible trade receivables, as defined. The revolving credit agreement bore interest, at NCM LLC's option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin. Outstanding borrowings at December 28, 2006, were $10.0 million. The revolving credit agreement was repaid and cancelled on February 13, 2007.

        Senior Secured Credit Facility—On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The term loan is due on the eighth anniversary of the funding. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The outstanding balance of the term loan facility at December 27, 2007 was $725.0 million. The outstanding balance under the revolving credit facility at December 27, 2007 was $59.0 million. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC. Borrowings under the senior secured credit facility bear

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

7. BORROWINGS (Continued)

interest, at the option of the Company, at a rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for both the term loan facility and the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. As of December 27, 2007, the effective rate on the term loan was 6.77% (the interest rate swap hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 6.87%) and the weighted-average interest rate on the revolver was 6.81%. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA, as defined). Upon the occurrence of any payment default, certain amounts under the senior secured credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.00% per annum. The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which, at December 27, 2007, the Company was in compliance. Upon occurrence of an event of default, among other remedies available to the lenders, all outstanding loans may be accelerated and/or the lenders' commitments may be terminated.

Future Maturities of Long-Term Borrowings—

        There are no scheduled annual maturities on the credit facility for the next five years and as of December 27, 2007; the next scheduled annual maturity on the outstanding credit facility of $784.0 million is after fiscal year 2012.

8. SHARE-BASED COMPENSATION

        On April 4, 2006, NCM LLC's board of directors approved the NCM LLC 2006 Unit Option Plan, under which 1,131,728 units were outstanding as of December 28, 2006. Under certain circumstances, holders of unit options could put the options to NCM LLC for cash. As such, the Unit Option Plan was accounted for as a liability plan and the liability was measured at its fair value at each reporting date. The valuation of the liability was determined based on provisions of SFAS No. 123(R), and factored into the valuation that the options were granted in contemplation of an IPO. The Company used the estimated pricing of the IPO at the time of the grant to determine the equity value, for each unit underlying the options. The Unit Option Plan allowed for additional equity awards to be issued to outstanding option holders in the event of the occurrence of an IPO, with the purpose of the additional option awards or restricted units being to ensure that the economic value of outstanding unit options, as defined in the agreement, held just prior to an IPO was maintained by the option holder immediately after the offering.

        At the date of NCM, Inc.'s IPO, NCM, Inc. adopted the NCM, Inc. 2007 Equity Incentive Plan. The employees of NCM, Inc. and the employees of NCM LLC are eligible for participation in the Equity Incentive Plan. There are 2,576,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Under the Equity Incentive Plan, NCM, Inc. issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and also issued 262,466 shares of restricted stock. In connection with the conversion at the date of the NCM, Inc. IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

8. SHARE-BASED COMPENSATION (Continued)

exercise price and the number of shares of common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the NCM, Inc. IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R), and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to members' equity of NCM LLC at that date.

        Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 28, 2006	1,131,728	$23.85
Granted	274,500	22.33
Exercised	—	—
Anti-dilution adjustments made to outstanding options in connection with the plan conversion	457,897	16.98
Forfeited	(41,219)	18.72

Outstanding at December 27, 2007	1,822,906	$17.75	12.7	$12.1
Vested at December 27, 2007	—	—	—	—

Exercisable at December 27, 2007	—	$—	—	$—

        NCM, Inc. has estimated the fair value of these options to range from $5.46 to $8.17 per share based on the Black-Scholes option pricing model. The Black-Scholes model requires that NCM, Inc. make estimates of various factors used, as noted below. The fair value of the options is being charged to operations over the vesting period.

        Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. The options vest annually over periods between 59 through 81 months and have either 10-year or 15-year contractual terms. The following table summarizes information about the stock options at December 27, 2007, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at Dec. 27, 2007	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at Dec. 27, 2007	Weighted Average Exercise Price
$16.35 - $18.01	1,473,041	13.3	$16.52	—	$—
$21.00	197,000	9.1	21.00	—	—
$24.04 - $24.74	114,865	13.0	24.25	—	—
$26.76 - $29.05	38,000	14.1	28.87	—	—

	1,822,906	12.7	$17.75	—	$—

        The following assumptions were used in the valuation of the options:

  •
  Expected life of options—6.5 to 9 years. The expected life of the options was determined by using the average of the vesting and contractual terms of the options (the "simplified method" as described in Securities and Exchange Commission Staff Accounting Bulletin 110).

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

8. SHARE-BASED COMPENSATION (Continued)

  •
  Risk free interest rate—4.1% to 4.9%. The risk-free interest rate was determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

  •
  Expected volatility—30.0%. Expected volatility was estimated based on comparable companies for historic stock price volatility.

  •
  Dividend yield—3.0%. The estimated dividend yield was determined using NCM, Inc.'s expectations based on estimated cash flow characteristics and expected long-term dividend policy after the NCM, Inc. IPO.

        Under the fair value recognition provisions of SFAS No. 123R, recognizes stock-based compensation is recognized net of an estimated forfeiture rate, and therefore only stock-based compensation cost for those shares expected to vest over the requisite service period of the award is recognized. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees. NCM, Inc. expects approximately 1,732,000 of the outstanding options to vest.

        The Company recognized $1.9 million, $0.3 million and $1.9 million for the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, respectively, of share-based compensation expense for these options and no amounts were capitalized. The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM, LLC. As of December 27, 2007, unrecognized compensation cost related to nonvested options was approximately $8.9 million, which will be recognized over a remaining period of between 48 and 60 months.

        Non-vested Stock—NCM, Inc. implemented a restricted stock program as part of the Equity Incentive Plan. The plan provides for restricted stock awards to officers, board members and other key employees, including employees of NCM, LLC. Under the restricted stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse (generally at the start of each subsequent calendar year), the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares at NCM, Inc., although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. The restricted stock vests in equal annual installments over a five-year period, except awards to non-employee directors, which vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

        The following table represents the shares of non-vested stock of NCM, Inc. that were granted during the period and outstanding as of December 27, 2007:

	Period February 13, 2007 through December 27, 2007	Weighted Average Grant-Date Fair Value
Non-vested at December 28, 2006	—
Granted	275,184	$21.21
Forfeited	(3,339)	21.00

Non-vested as of December 27, 2007	271,845	$21.21

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

As of and for the periods ended December 28, 2006 and December 27, 2007

8. SHARE-BASED COMPENSATION (Continued)

        The forfeiture rates are consistent with the rates used for options. The Company recorded $1.2 million in compensation expense related to such outstanding restricted shares during the 2007 post-IPO period and no amounts were capitalized. The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM, LLC. As of December 27, 2007, unrecognized compensation cost related to non-vested restricted stock was approximately $4.5 million, which will be recognized over a remaining period of between 2 months and 53 months.

9. EMPLOYEE BENEFIT PLANS

        NCM, LLC sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.6 million, $0.0 million, $0.6 million and $0.3 million during the 2007 post-IPO period, 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, respectively.

10. COMMITMENTS AND CONTINGENCIES

        The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Operating Lease Commitments

        The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, was $1.3 million, $0.3 million, $1.6 million and $1.1 million, respectively.

        Future minimum lease payments under noncancelable operating leases are as follows (in millions):

2008	$1.8
2009	1.8
2010	1.5
2011	1.3
2012	1.3
Thereafter	1.3

Total	$9.0

* * * * * *

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.
By:	/s/ CHRIS A. COX Chris A. Cox Chief Accounting Officer
Date:	June 18, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER C. BROWN Peter C. Brown	Chairman of the Board, Chief Executive Officer, Director and President	June 18, 2008
/s/ MICHAEL R. HANNON Michael R. Hannon	Director	June 18, 2008
/s/ STEPHEN P. MURRAY Stephen P. Murray	Director	June 18, 2008
/s/ STAN PARKER Stan Parker	Director	June 18, 2008
/s/ AARON J. STONE Aaron J. Stone	Director	June 18, 2008
/s/ JOHN CONNAUGHTON John Connaughton	Director	June 18, 2008
/s/ ELIOT P. S. MERRILL Eliot P. S. Merrill	Director	June 18, 2008
/s/ KEVIN MARONI Kevin Maroni	Director	June 18, 2008
/s/ TRAVIS REID Travis Reid	Director	June 18, 2008
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	June 18, 2008
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	June 18, 2008
/s/ CHRIS A. COX Chris A. Cox	Vice President and Chief Accounting Officer	June 18, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 24, 2005).
2.2	Purchase and Sale Agreement, dated as of March 9, 2002, by and among G.S. Theaters, L.L.C., a Louisiana limited liability Company, Westbank Theatres, L.L.C., a Louisiana limited liability company, Clearview Theatres, L.L.C., a Louisiana limited liability company, Houma Theater, L.L.C., a Louisiana limited liability company, Hammond Theatres, L.L.C., a Louisiana limited liability company, and American Multi-Cinema, Inc. together with Form of Indemnification Agreement (Appendix J) (incorporated by reference from Exhibit 2.1 to Form 8-K filed March 13, 2002).
2.3	Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to Form 8-K filed June 23, 2004).
3.1	Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001 and December 23, 2004) (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K (File No. 1-8747) filed December 27, 2004).
3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company's Form 10-Q (File No. 1-8747) filed December 27, 2004).
Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.2	S&J Theatres, Inc. (incorporated by reference from Exhibit 3.3.2 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.3	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.4	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.5	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.6	RKO Century Warner Theatres, Inc. (incorporated by reference from Exhibit 3.3.33 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.7	Loews Chicago Cinemas, Inc. (incorporated by reference from Exhibit 3.3.41 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.8	Loews New Jersey Cinemas, Inc. (incorporated by reference from Exhibit 3.3.63 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.9	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.10	AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).

3.3.11	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).
3.3.12	Centertainment, Inc. (incorporated by reference from Exhibit 3.3.96 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.13	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.14	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006):
Loews Chicago Cinemas, Inc.
Loews Citywalk Theatre Corporation
Loews Theatre Management Corp.
RKO Century Warner Theatres, Inc.
S&J Theatres Inc.
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.6	Limited Liability Company Agreement of Loews Cineplex U.S. Callco, LLC. (incorporated by reference from Exhibit 3.7 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.7	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.8	By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.9	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).
3.10	By-laws of Centertainment, Inc. (incorporated by reference from Exhibit 3.23 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.11	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.12	By-laws of Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.26 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
4.1(a)	Credit Agreement, dated January 16, 2006 among AMC Entertainment Inc., Grupo Cinemex, S.A. de C.V., Cadena Mexicana de Exhibicion, S.A. de C.V., the Lenders and the Issuers named therein, Citicorp U.S. and Canada, Inc. and Banco Nacional de Mexico, S.A., Integrante del Groupo Financiero Banamex. (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).
4.1(b)	Guaranty, dated January 26, 2006 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).

4.1(c)	Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp U.S. and Canada, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.6 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).
4.1(d)	Consent and Release, dated as of April 17, 2006, by and between AMC Entertainment Inc. and Citicorp U.S. and Canada, Inc. (incorporated by reference from Exhibit 4.1(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
4.2(a)	Indenture, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014. (Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).
4.2(b)	First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.7(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.2(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(c) to the Company's Form 10-Q filed on February 13, 2006).
4.2(d)	Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
4.3	Registration Rights Agreement, dated February 24, 2004, respecting AMC Entertainment Inc.'s 8% senior subordinated notes due 2014. (Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-4 (File No. 333-113911) filed on March 24, 2004).
4.4(a)	Indenture, dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.4(b)	First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.9(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.4(c)	Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.8(c) to the Company's Form 10-Q filed on February 13, 2006).
4.4(d)	Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.8(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
4.5(a)	Registration Rights Agreement dated August 18, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(a) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

4.5(b)	Joinder Agreement to Registration Rights Agreement dated December 23, 2004, respecting AMC Entertainment Inc.'s, as successor by merger to Marquee Inc.'s, 8 5/8% Senior Notes due 2012 (incorporated by reference from Exhibit 4.10(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.6(a)	Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 11% senior subordinated notes due 2016, between AMC Entertainment Inc. and HSBC Bank USA, National Association (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
4.6(b)	First Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 11% Senior Subordinated Notes due 2016 (incorporated by reference from Exhibit 4.12(b) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
4.7	Registration Rights Agreement dated January 26, 2006, respecting AMC Entertainment Inc.'s 11% senior subordinated notes due 2016, among AMC Entertainment Inc., the guarantors party thereto, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., and J.P. Morgan Securities Inc. (incorporated by reference from Exhibit 4.2 to the company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
4.8(a)	Indenture, dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.13 to Holdings' Registration Statement on Form S-4 (file No. 333-122636) filed on February 8, 2005).
4.8(b)	Registration Rights Agreement dated August 18, 2004, respecting Marquee Holdings Inc.'s 12% Senior Discount Notes due 2014 (incorporated by reference from Exhibit 4.14 to Holdings' Registration Statement on Form S-4 (File No. 333-122636) filed on February 8, 2005).
10.1	Consent Decree, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1- 8747) filed on December 27, 2005).
10.2	Hold Separate Stipulation and Order, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.3	Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.3 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.4	Hold Separate Stipulation and Order, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.5	District of Columbia Final Judgment, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the District of Columbia (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).

10.6	Stipulation for Entry into Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.6 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.7	Stipulated Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.7 to the Company's Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.8	Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's 8-K (File No. 1-8747) filed on June 13, 2007)
10.9	Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.3 to the Company's 8-K (File No. 1-8747) filed on June 13, 2007)
10.10	Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.4 to the Company's 8-K (File No. 1-8747) filed on June 13, 2007)
10.11	Continuing Service Agreement, dated January 26, 2006, among AMC Entertainment Inc. (as successor to Loews Cineplex Entertainment Corporation) and Travis Reid, and, solely for the purposes of its repurchase obligations under Section 7 thereto, Marquee Holding Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
10.12	Non-Qualified Stock Option Agreement, dated January 26, 2006, between Marquee Holdings Inc. and Travis Reid (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
10.13	Fee Agreement, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., AMC Entertainment Inc., J.P. Morgan Partners (BHCA), L.P., Apollo Management V, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands partners V(B), L.P., Apollo German Partners V GmbH & Co KG, Bain Capital Partners, LLC, TC Group, L.L.C., a Delaware limited liability company and Applegate and Collatos, Inc. (incorporated by reference from Exhibit 10.7 to the Company's 8-K (File No. 1-8747) filed on June 13, 2007).
10.14	American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (Incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.15(a)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 15, 2007).
10.15(b)	AMC Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 15, 2007).

10.16	Amended and Restated Employment Agreement, dated as of December 17, 2007, by and among Peter C. Brown, AMC Entertainment Holdings, Inc., Marquee Holdings Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed December 20, 2007).
10.17	Employment Separation and General Release Agreement, dated as of March 20, 2007, by and among Philip M. Singleton, Marquee Holdings Inc., AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed March 20, 2007).
10.17(a)	First Amendment to Employment Separation and General Release Agreement, dated as of April 4, 2007, by and among Philip M. Singleton, Marquee Holdings Inc., AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.17(a) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 15, 2007).
10.18	Division Operations Incentive Program (Incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.19	Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).
10.20	American Multi-Cinema, Inc. Retirement Enhancement Plan, as Amended and Restated, effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.20 to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 15, 2007).
10.21	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard M. Fay which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.15 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.22	AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.21 to AMC Entertainment's Form 10-K (File No. 1-8747) filed on June 15, 2007).
10.23	American Multi-Cinema, Inc. Executive Savings Plan (Incorporated by reference from Exhibit 10.28 to AMCE's Registration Statement on Form S-4 (File No. 333-25755) filed April 24, 1997).
10.24	Agreement of Sale and Purchase dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.25	Option Agreement dated November 21, 1997 among American Multi-Cinema, Inc. and AMC Realty, Inc., as Seller, and Entertainment Properties Trust, as Purchaser (Incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997).
10.26	Right to Purchase Agreement dated November 21, 1997, between AMC Entertainment Inc., as Grantor, and Entertainment Properties Trust as Offeree (Incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997.)

10.27	Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.
10.28	Guaranty of Lease dated November 21, 1997 between AMC Entertainment Inc., as Guarantor, and Entertainment Properties Trust, as Owner (Incorporated by reference from Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997, (Similar guaranties have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.
10.29	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Richard T. Walsh which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.25 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.30	Form of Non-Qualified Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (incorporated by reference from Exhibit 10.18 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.31	Form of Incentive Stock Option Agreement used in December 22, 2004 option grants to Mr. Peter C. Brown and Mr. Philip M. Singleton (incorporated by reference from Exhibit 10.19 to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.32	Retainer agreement with Raymond F. Beagle, Jr. dated October 1, 2002. (Incorporated by Reference from Exhibit 10.27 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended September 26, 2002).
10.33	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (Incorporated by Reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) for the year ended March 29, 2001).
10.34	Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (Incorporated by Reference from Exhibit 10.36 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended June 27, 2002).

10.35	Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1, 2004).
10.36	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
10.37	Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
10.37(a)	AMC Entertainment Holdings, Inc. Amended and Restated 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.9 to the Company's 8-K (File No. 1-8747) filed on June 13, 2007).
10.37(b)	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.37(c)	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.38	Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed April 4, 2005).
10.39	Exhibitor Services Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).
10.40	First Amended and Restated Loews Screen Integration Agreement, dated February 13, 2007 between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.8 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 16, 2007, and incorporated herein by reference).
10.41	Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the Company's Form 8-K filed February 20, 2007).
10.42	Amendment No. 1 to Credit Agreement, dated as of February 14, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K filed February 20, 2007).
10.43	Amendment No. 2 to Credit Agreement, dated as of March 13, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed March 15, 2007).

10.44	Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to the Company's Form 10-K (File No. 1-8747) filed on June 15, 2007).
10.45	Voting and Irrevocable Proxy Agreement, dated June 11, 2007, among AMC Entertainment Holdings, Inc., Carlyle Partners III Loews, L.P., CP III Coinvestment, L.P., Bain Capital Holdings (Loews) I, L.P., Bain Capital AIV (Loews) II, L.P., Spectrum Equity Investors IV, L.P., Spectrum Equity Investors Parallel IV, L.P. and Spectrum IV Investment Managers' Fund, L.P. (incorporated by reference from Exhibit 10.6 to the Company's 8-K (File No. 1-8747) filed on June 13, 2007)
10.46	Voting and Irrevocable Proxy Agreement, dated June 11, 2007, among AMC Entertainment Holdings, Inc., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., J.P. Morgan Partners Global Investors (Selldown) II, L.P., JPMP Global Fund/AMC/Selldown II, L.P., J.P. Morgan Partners Global Investors (Selldown) II-C, L.P., AMCE (Ginger), L.P., AMCE (Luke), L.P., AMCE (Scarlett), L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands Partners V(B), L.P., Apollo German Partners V GmbH & Co KG and other co-investors. (incorporated by reference from Exhibit 10.5 to the Company's 8-K (File No. 1-8747) filed on June 13, 2007)
10.47	Agreement with Richard T. Walsh (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) filed on February 8, 2008)
*10.48	Employment Agreement, dated as of July 1, 2001 by and among Mark A. McDonald, AMC Entertainment Inc. and American Multi-Cinema, Inc.
14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE's Form 10-K filed on June 23, 2004).
*21	Subsidiaries of AMC Entertainment Inc.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith.

QuickLinks

PART I
  Item 1. Business
  Item 1A.
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
  Item 9. Changes in Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A(T). Controls and Procedures
  Item 9B. Other Information
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules