Form 10-Q
period 2008-07-03
AMC ENTERTAINMENT INC
filed 2008-08-13
CIK 722077

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2008 OR
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

Yes    ☒                No    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐                No    ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of July 3, 2008
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
	(unaudited)
Revenues
Admissions	$439,214	$416,874
Concessions	185,858	184,227
Other revenue	22,950	21,391

Total revenues	648,022	622,492

Costs and Expenses
Film exhibition costs	237,560	221,847
Concession costs	21,948	22,187
Operating expense	160,511	156,525
Rent	117,461	112,708
General and administrative:
Merger, acquisition and transaction costs	17	1,984
Management fee	1,250	1,250
Other	8,797	13,088
Preopening expense	1,875	2,085
Theatre and other closure income	(14)	(14,828)
Depreciation and amortization	58,017	63,689
Disposition of assets and other losses	19	—

Total costs and expenses	607,441	580,535

Other expense (income)
Other	(2,672)	(3,397)
Interest expense
Corporate borrowings	31,664	36,285
Capital and financing lease obligations	1,676	1,492
Equity in (earnings) of non-consolidated entities	(4,385)	(2,253)
Investment income	(705)	(19,257)

Total other expense	25,578	12,870

Earnings before income taxes	15,003	29,087
Income tax provision	4,200	7,000

Net earnings	$10,803	$22,087

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 3, 2008	April 3, 2008
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$174,201	$106,181
Receivables, net of allowance for doubtful accounts of $1,313 as of July 3, 2008 and $1,597 as of April 3, 2008	64,893	46,844
Other current assets	78,395	74,166
Current assets held for sale	2,300	—

Total current assets	319,789	227,191
Property, net	1,220,246	1,250,406
Intangible assets, net	201,628	206,674
Goodwill	2,052,462	2,048,865
Other long-term assets	113,995	111,846
Noncurrent assets held for sale	—	2,300

Total assets	$3,908,120	$3,847,282

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$205,483	$177,354
Accrued expenses and other liabilities	146,191	114,596
Deferred revenues and income	129,909	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	21,027	20,753

Total current liabilities	502,610	447,263
Corporate borrowings	1,600,116	1,598,534
Capital and financing lease obligations	65,699	66,368
Deferred revenues—for exhibitor services agreement	249,689	250,312
Other long-term liabilities	335,795	351,310

Total liabilities	$2,753,909	$2,713,787

Stockholder's equity:
Common Stock, 1 share issued as of July 3, 2008 and April 3, 2008 with 1¢ par value	—	—
Additional paid-in capital	1,191,416	1,190,651
Accumulated other comprehensive income (loss)	5,562	(3,668)
Accumulated deficit	(42,767)	(53,488)

Total stockholder's equity	1,154,211	1,133,495

Total liabilities and stockholder's equity	$3,908,120	$3,847,282

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$10,803	$22,087
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,017	63,689
Non-cash portion of stock-based compensation	763	500
Non-cash portion of pension and postretirement expense	(6,021)	356
Deferred income taxes	2,837	—
Equity in (earnings) losses from investments, net of distributions	221	(177)
Disposition of assets and other gains	—	(15,744)
Change in assets and liabilities:
Receivables	(9,343)	5,638
Other assets	(6,969)	(5,592)
Accounts payable	43,224	1,405
Accrued expenses and other liabilities	22,728	(1,424)
Other, net	426	2,021

Net cash provided by operating activities	116,686	72,759

Cash flows from investing activities:
Capital expenditures	(27,059)	(33,894)
Construction project costs reimbursable by landlord	(8,734)	(2,507)
Net change in reimbursable construction advances	2,231	(8,822)
Partnership investments	—	(3,885)
Proceeds from disposition of Fandango	—	17,744
LCE Screen Integration	(809)	—
Software licensing and development	(2,839)	(3,971)
Other, net	(546)	(513)

Net cash used in investing activities	(37,756)	(35,848)

Cash flows from financing activities:
Proceeds from financing lease obligations	—	9,308
Repayment of Cinemex Credit Facility	—	(7,640)
Principal payments under mortgages and capital and financing lease obligations	(942)	(1,046)
Principal payments under Term Loan B	(1,625)	(1,625)
Change in construction payables	(8,743)	10,455
Dividends paid to Marquee Holdings Inc.	—	(275,000)

Net cash used in financing activities	(11,310)	(265,548)
Effect of exchange rate changes on cash and equivalents	400	(717)

Net increase (decrease) in cash and equivalents	68,020	(229,354)
Cash and equivalents at beginning of period	106,181	317,163

Cash and equivalents at end of period	$174,201	$87,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $321 and $386)	$12,563	$16,567
Income taxes paid	2,860	9,895
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$13,000

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2008 (Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment Inc. ("AMC Entertainment", "AMCE", or the "Company") is organized as an intermediate holding company. Our principal directly owned subsidiaries are American Multi-Cinema, Inc. ("AMC"), Grupo Cinemex, S.A. de C.V. ("Cinemex") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our United States and Canada theatrical exhibition business through AMC and its subsidiaries and AMCEI. We are operating theatres outside the United States through Grupo Cinemex, S.A. de C.V. and its subsidiaries and AMCEI and its subsidiaries.

        All of AMCE's capital stock is currently owned directly by Marquee Holdings Inc. ("Holdings"). On June 11, 2007, Marquee Merger Sub Inc. ("merger sub"), a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent"), merged with and into Holdings, with Holdings continuing as the surviving corporation (the "holdco merger"). As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by J.P. Morgan Partners, LLC, Apollo Management, L.P. and certain related investment funds and affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors (collectively with J.P. Morgan Partners, LLC and Apollo Management, L.P., the "Sponsors"), (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into the right to receive substantially identical shares of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Holdings' stockholders.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year (53 weeks) ended April 3, 2008. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended July 3, 2008 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 2, 2009.

        The April 3, 2008 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

        Certain amounts have been reclassified from prior period consolidated financial statements to conform to the current period presentation.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 2—COMPREHENSIVE EARNINGS

        The components of comprehensive earnings are as follows (in thousands):

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
Net earnings	$10,803	$22,087
Foreign currency translation adjustment	7,256	(637)
Pension and other benefit adjustments	199	(283)
Change in fair value of cash flow hedges	755	281
Losses on interest rate swaps reclassified to interest expense corporate borrowings	1,245	418
Increase (decrease) in unrealized gain on marketable securities	(225)	197

Total comprehensive earnings	$20,033	$22,063

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of April 3, 2008	$1,846,253	$202,612	$2,048,865
Currency translation adjustment	—	6,710	6,710
Fair value deferred tax adjustments LCE(1)	(3,113)	—	(3,113)

Balance as of July 3, 2008	$1,843,140	$209,322	$2,052,462

(1)
Adjustments to fair value relate to the release of valuation allowance initially recorded in purchase accounting for deferred tax assets related to net operating loss carryforwards that are expected to be utilized on the 2009 tax return.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Activity of other intangible assets is presented below.

		July 3, 2008		April 3, 2008
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 13 years	$112,258	$(32,365)	$115,419	$(33,233)
Loyalty program	3 years	46,000	(31,188)	46,000	(29,946)
LCE trade name	3 years	2,300	(1,115)	2,300	(1,000)
LCE/Cinemex advertising and management contracts	1 to 23 years	52,685	(29,485)	52,147	(27,610)
Other intangible assets	1 to 14 years	13,654	(12,548)	19,088	(17,685)

Total, amortizable		$226,897	$(106,701)	$234,954	$(109,474)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		7,432		7,194

Total, unamortized		$81,432		$81,194

        Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
Recorded amortization	$5,794	$8,269

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of July 3, 2008 is projected below:

(In thousands)	2009	2010	2011	2012	2013
Projected amortization expense	$22,287	$16,581	$14,627	$13,504	$12,634

NOTE 4—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of July 3, 2008 which is owned by Holdings. Holdings has one share of Common Stock issued as of July 3, 2008 which is owned by Parent.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan that permits grants of up to 49,107.44681 options on Parent's stock and has granted options on 600.00000 and 38,876.72873 of its shares to certain employees during the periods ended March 30, 2006 and March 31, 2005, respectively. As of July 3, 2008, there was

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 4—STOCKHOLDER'S EQUITY (Continued)

$4,572,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Parent's plan expected to be recognized over 1.5 years.

        As the employees to whom the options were granted are employed by the Company, the Company is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term. The options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009. The options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008. Vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Company has recorded $763,000 and $500,000 of stock-based compensation expense related to these options within general and administrative: other during each of the periods ended July 3, 2008, and June 28, 2007, respectively. AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $763,000 during fiscal 2009. One of the holders of Parent's stock options has a put right deemed to be within the holder's control associated with the option. In May 2008, Holdings was notified of one holder's intention to exercise the put option and Holdings will make cash payments to settle its related accrued liability over the next six months. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS No. 123(R), Shared-Based Payment (Revised), ("SFAS 123 (R)") and Staff Accounting Bulletins No. 107 and 110, Share Based Payments.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 5—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of July 3, 2008, include an 18.5% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com, a 50% percent interest in Midland Empire Partners, LLC and a 33.3% interest in Digital Cinema Implementation Partners, LLC. Investments as of June 28, 2007 included a 50% interest in Hoyt's General Cinema South America, which was disposed of in July 2007.

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Operating Results (1):

For the thirteen weeks ended July 3, 2008 (In thousands)	NCM	Other	Total
Revenues	$86,736	$9,412	$96,148
Operating costs and expenses	60,066	10,037	70,103

Net earnings (loss)	$26,670	$(625)	$26,045

The Company's recorded equity in (earnings) loss	$(4,655)	$270	$(4,385)

For the thirteen weeks ended June 28, 2007 (In thousands)	NCM	Other	Total
Revenues	$83,748	$23,219	$106,967
Operating costs and expenses	53,376	21,636	75,012

Net earnings	$30,372	$1,583	$31,955

The Company's recorded equity in (earnings)	$(1,810)	$(443)	$(2,253)

(1)
Certain differences in the Company's recorded investment over its proportional ownership share are amortized to equity in earnings or losses over the estimated useful life of the underlying assets or liabilities. The recorded equity in earnings of NCM on common membership units owned immediately following the IPO of NCM, Inc. does not include undistributed equity in earnings for the company's original common membership units. The Company considered the excess distribution received following NCM, Inc.'s IPO as an advance on NCM's future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM on the original common membership units until NCM's future net earnings equal the amount of the excess distribution.

        In May 2007 the Company disposed of its investment in Fandango, accounted for using the cost method, for total expected proceeds of approximately $20,000,000, of which $17,744,000 was received in May 2007. For the thirteen weeks ended June 28, 2007 the Company had recorded a gain on the sale included in investment income of approximately $15,744,000.

        As of July 3, 2008, the Company owns 18,414,743 units or an 18.5% interest in NCM accounted for using the equity method of accounting. The fair market value of the shares in National

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 5—INVESTMENTS (Continued)

CineMedia, LLC was approximately $207,902,000 based on a price for shares of National CineMedia, Inc. on July 3, 2008 of $11.29 per share. Because the Company has little tax basis in these units and because the sale of these units would require it to report taxable income of $319,630,000 including distributions received from NCM that were previously deferred, the Company estimates that the amount of current tax that it would be required to pay as a result of realizing the fair value of these shares would be $131,048,000 that could be payable within 15 to 150 days of the sale.

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the thirteen weeks ended July 3, 2008:

(in thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM(3)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance April 3, 2008	$21,598	$(250,312)	$(4,649)	$—	$—	$—
Distribution from Tax Receivable Agreement	—	—	—	3,463	(3,463)	—
Receipt of excess cash distribution	(55)	—	—	1,077	(1,022)	—
Payment on Loews Screen Integration Agreement	—	—	809	(809)	—	—
Change in Interest Loss(4)	(83)	—	—	—	83	—
Amortization of Deferred Revenue	—	623	—	—	—	(623)
Equity in Earnings	253	—	—	—	(253)	—

Ending balance July 3, 2008	$21,713	$(249,689)	$(3,840)	$3,731	$(4,655)	$(623)

(1)
Represents AMC's investment in 939,853 common membership units received under the 2007 Common Unit Adjustment Agreement (Tranche 2 Investment) originally valued at March 27, 2008. AMC's investment in 17,474,890 common membership units (Tranche 1 Investment) is carried at zero cost.

(2)
Represents the unamortized portion of the Exhibitors Services Agreement (ESA) modifications payment received from NCM.

(3)
Represents the estimated payable due to NCM under the Loews Screen Integration Agreement.

(4)
AMC's ownership share decreased from 19.1% to 18.5% effective May 29, 2008 due to NCM's issuance of 2,913,754 common membership units to another founding member due to an acquisition.

NOTE 6—DERIVATIVE INSTRUMENTS

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 6—DERIVATIVE INSTRUMENTS (Continued)

        The interest rate swaps have been designated as cash flow hedges and have qualified for hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133). The related mark-to-market gain or loss on qualifying hedges is deferred as a component of accumulated other comprehensive income (loss), to the extent the cash flow hedges are effective, and is reclassified into interest expense: corporate borrowings in the period during which the hedged transaction affects earnings. Any ineffective portion of the hedges is recognized currently in the consolidated statements of operations in other income.

        In October 2007 AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,000,000 of its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 4.707% and receives interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA.

        In August 2005 Grupo Cinemex entered into an interest rate swap with notional amounts ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000) to hedge its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 9.89% and receives interest at a variable rate based on 1-month MXN TIIE. In November 2007 the Company redesignated the interest rate swap prospectively in a new cash flow hedging relationship. In addition, at the date of redesignation, the interest rate swap had an unrealized gain of approximately $1,091,000 recorded in accumulated other comprehensive income (loss) that will be reclassified against interest expense: corporate borrowings over the remaining term of the hedged period, through August 2009. The effective portion of the changes in fair value of the interest rate swap under the new hedging relationship will be deferred in accumulated other comprehensive income (loss) and will be reclassified into interest expense: corporate borrowings when the hedged forecasted transactions affect earnings.

        The aggregate fair value of the interest rate swaps was a liability of approximately $3,628,000 as of July 3, 2008, which was recorded as a component of other long-term liabilities. The estimated fair value for the interest rate swap agreements was based on prevailing market data that represents the theoretical exit cost the Company would have to pay to transfer the obligation to a market participant with similar credit risk. At July 3, 2008, the Company had a net unrealized loss of approximately $1,950,000 recorded in accumulated other comprehensive income (loss) with offsetting entries to other long-term liabilities. During the next 12 months the Company expects to reclassify approximately $2,041,000 of net unrealized loss from accumulated other comprehensive income against interest expense: corporate borrowings. During the first quarter of fiscal 2009 the Company recorded a gain of $469,000 in other income resulting from hedge ineffectiveness.

        The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swap agreements.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157") as of the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The adoption of this Statement did not have a material impact on the Company's consolidated financial position and results of operations. Under the standard, fair value refers to the price that would be received to sell an asset or

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

        Level 1: Quoted market prices in active markets for identical assets or liabilities.

        Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3: Unobservable inputs that are not corroborated by market data.

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at July 3, 2008 Using
(In thousands)	Total Carrying Value at July 3, 2008	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market mutual funds	$99,258	$99,258	$—	$—
Deferred compensation plan assets	5,143	5,143	—	—
Non-qualified defined benefit plan assets	130	130	—	—

Total assets at fair value	$104,531	$104,531	$—	$—

Liabilities:
Interest rate swap agreements	$3,628	$—	$3,628	$—

Total liabilities at fair value	$3,628	$—	$3,628	$—

         Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The money market funds are classified within Level 1 of the valuation hierarchy. The deferred compensation plan and non-qualified defined benefit plan assets are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Interest rate swap agreements are measured at fair value using either LIBOR or Mexican TIIE market indices and incorporate credit data that measure nonperformance risk. The interest rate swap agreements are classified within Level 2 of the valuation hierarchy.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 8—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A roll forward of reserves for theatre and other closure is as follows (in thousands):

	Thirteen Weeks Ended July 3, 2008			Thirteen Weeks Ended June 28, 2007
	Theatre and Other	Merger Exit costs	Total	Theatre and Other	Merger Exit costs	Total
Beginning balance	$10,844	$—	$10,844	$17,621	$1,274	$18,895
Theatre and other closure (income) expense(1)	(14)	—	(14)	(14,491)	(337)	(14,828)
Transfer of deferred rent and capital lease obligations(1)	296	—	296	5,101	—	5,101
Cash (payments) receipts(1)	(587)	—	(587)	8,413	(471)	7,942

Ending balance	$10,539	$—	$10,539	$16,644	$466	$17,110

(1)
During the thirteen weeks ended July 3, 2008, the Company recognized ($14,000) of theatre and other closure income due primarily to the write—off of a deferred rent balance on a theatre that was closed on favorable terms.

  During the thirteen weeks ended June 28, 2007, the Company recognized ($14,828,000) of theatre and other closure income due primarily to lease terminations negotiated on favorable terms at two of its theatres that were closed during the thirteen weeks ended June 28, 2007. The Company received cash payments of $10,000,000 in connection with these terminations.

  Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

        Theatre closure reserves at July 3, 2008 by operating segment are as follows (in thousands):

July 3, 2008
U.S. and Canada Theatrical Exhibition	$9,861
International Theatrical Exhibition	630
Other	48

Total segment reserves	$10,539

NOTE 9—ASSET HELD FOR SALE

        The Company has classified certain long-lived assets as held for sale in the consolidated balance sheets in accordance with the guidance in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the first quarter of fiscal 2009 one theatre located in the United States that is no longer used and is valued at approximately $2,300,000, has been identified and reclassified to current assets held for sale. The property is expected to be sold within the next 12 months.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 10—INCOME TAXES

Effective income tax rate

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
Federal statutory rate	35.0%	35.0%
Change in foreign tax reserve	(7.0)	—
Foreign rate differential	(10.8)	(1.0)
Valuation allowance	2.7	(20.6)
State income taxes, net of federal tax benefit	6.9	9.0
Permanent items	1.4	1.5
Other, net	(0.2)	0.2

Effective tax rate	28.0%	24.1%

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

        Based upon the consideration of all available evidence, the Company has provided a valuation allowance on its net deferred tax assets. The Company continues to record a valuation allowance against its net deferred tax assets due to the uncertainty regarding the ultimate realization of those assets in all taxing jurisdictions. Net deferred tax assets in excess of valuation allowance were not material.

        The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company's effective tax rate. During the current period, income tax expense differed from the expected tax expense using the U.S. federal statutory tax rate of 35% primarily due to foreign tax rate differential and the release of a previously reserved foreign tax due to updated interpretation by authorities.

Uncertain tax positions

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The IRS examination of the tax years February 28, 2002 through December 31, 2003 for the former Loews Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax year ended March 31, 2005 began during 2007. Generally tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally the company has NOL carryforwards for tax years ended October 31, 2000

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 10—INCOME TAXES (Continued)

through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOL's are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements. There are currently unrecognized tax benefits which the Company estimates will be resolved in the next twelve months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

NOTE 11—EMPLOYEE BENEFIT PLANS

        The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Certain employees are eligible for subsidized postretirement medical benefits. The eligibility for these benefits is based upon a participant's age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

        Effective March 29, 2007, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R), ("SFAS 158"). SFAS 158 requires that, effective for fiscal years ending after December 15, 2008, the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date, and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities from January 1 to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an $82,000 decrease to fiscal 2009 opening accumulated deficit, as follows:

(in thousands)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Long-term assets	$113,987	$8	$113,995
Total assets	3,908,112	8	3,908,120
Other long-term liabilities	335,294	501	335,795
Total liabilities	2,753,408	501	2,753,909
Accumulated other comprehensive income	5,973	(411)	5,562
Accumulated deficit	(42,685)	(82)	(42,767)
Total stockholder's equity	1,154,704	(493)	1,154,211
Total liabilities and stockholder's equity	3,908,112	8	3,908,120

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post-Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions and restating this plan to implement the changes, the Company recognized a curtailment gain during the thirteen weeks

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 11—EMPLOYEE BENEFIT PLANS (Continued)

ended July 3, 2008 of $5,969,000 recorded in general and administrative: other. The measurement date used to determine the postretirement curtailment is July 3, 2008.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended July 3, 2008 and June 28, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	July 3, 2008	June 28, 2007	July 3, 2008	June 28, 2007
Components of net periodic benefit cost:
Service cost	$113	$91	$226	$208
Interest cost	1,102	1,100	174	381
Expected return on plan assets	(1,274)	(1,151)	—	—
Amortization of gain	(403)	(283)	—	—
Amortization of transition obligation	10	10	—	—
Curtailment gain	—	—	(5,969)	—

Net periodic benefit cost (income)	$(452)	$(233)	$(5,569)	$589

        The Company expects to contribute $1,952,000 to the pension plans and $1,390,000 to the post-retirement deferred compensation plan during fiscal 2009.

NOTE 12—OPERATING SEGMENTS

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
Revenues
U.S. and Canada theatrical exhibition	$596,971	$570,573
International theatrical exhibition	51,051	51,919

Total revenues	$648,022	$622,492

Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$97,852	$95,885
International theatrical exhibition	14,893	15,647
Other	—	(156)

Segment Adjusted EBITDA	$112,745	$111,376

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 12—OPERATING SEGMENTS (Continued)

        A reconciliation of earnings from continuing operations before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007
Earnings before income taxes	$15,003	$29,087
Plus:
Interest expense	33,340	37,777
Depreciation and amortization	58,017	63,689
Preopening expense	1,875	2,085
Theatre and other closure income	(14)	(14,828)
Disposition of assets and other losses	19	—
Equity in earnings of non-consolidated entities	(4,385)	(2,253)
Investment income	(705)	(19,257)
Other income(1)	(469)	(1,246)
General and administrative expense—unallocated:
Merger and acquisition costs	17	1,984
Management fee	1,250	1,250
Other(2)	8,797	13,088

Segment Adjusted EBITDA	$112,745	$111,376

(1)
Other income is comprised of gains from interest rate swap ineffectiveness for the thirteen weeks ended July 3, 2008 and recoveries for property losses related to Hurricane Katrina for the thirteen weeks ended June 28, 2007.

(2)
Includes stock-based compensation expense of $763,000 and $500,000 for the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively.

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended July 3, 2008 (in thousands):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$409,833	$29,381	$—	$439,214
Concessions	—	166,708	19,150	—	185,858
Other revenue	—	14,911	8,039	—	22,950

Total revenues	—	591,452	56,570	—	648,022

Costs and Expenses
Film exhibition costs	—	224,254	13,306	—	237,560
Concession costs	—	17,883	4,065	—	21,948
Operating expense	—	145,612	14,899	—	160,511
Rent	—	108,555	8,906	—	117,461
General and administrative:
Merger, acquisition and transaction costs	—	17	—	—	17
Management fee	—	1,250	—	—	1,250
Other	39	5,132	3,626	—	8,797
Preopening expense	—	1,875	—	—	1,875
Theatre and other closure income	—	(27)	13	—	(14)
Depreciation and amortization	—	50,011	8,006	—	58,017
Disposition of assets and other losses	—	19	—		19

Total costs and expenses	39	554,581	52,821	—	607,441

Other expense (income)
Equity in net earnings of subsidiaries	(8,622)	(1,410)	—	10,032	—
Other income	—	(2,203)	(469)	—	(2,672)
Interest expense
Corporate borrowings	29,350	38,825	2,552	(39,063)	31,664
Capital and financing lease obligations	—	1,314	362	—	1,676
Equity in (earnings) losses of non-consolidated entities	(358)	(4,769)	742	—	(4,385)
Investment income	(32,612)	(6,508)	(648)	39,063	(705)

Total other expense (income)	(12,242)	25,249	2,539	10,032	25,578

Earnings (loss) before income taxes	12,203	11,622	1,210	(10,032)	15,003
Income tax provision (benefit)	1,400	3,000	(200)	—	4,200

Net earnings	$10,803	$8,622	$1,410	$(10,032)	$10,803

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended June 28, 2007:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$384,643	$32,231	$—	$416,874
Concessions	—	163,417	20,810	—	184,227
Other revenue	—	16,377	5,014	—	21,391

Total revenues	—	564,437	58,055	—	622,492

Costs and Expenses
Film exhibition costs	—	207,251	14,596	—	221,847
Concession costs	—	17,366	4,821	—	22,187
Operating expense	—	142,388	14,137	—	156,525
Rent	—	103,742	8,966	—	112,708
General and administrative:
Merger, acquisition and transaction costs	25	1,907	52	—	1,984
Management fee	—	1,250	—	—	1,250
Other	39	10,236	2,813	—	13,088
Preopening expense	—	1,965	120	—	2,085
Theatre and other closure income	—	(10,196)	(4,632)	—	(14,828)
Depreciation and amortization	—	55,933	7,756	—	63,689

Total costs and expenses	64	531,842	48,629	—	580,535

Other expense (income)
Equity in net earnings of subsidiaries	(19,285)	(5,856)	—	25,141	—
Other income	—	(3,397)	—	—	(3,397)
Interest expense
Corporate borrowings	33,290	37,443	3,145	(37,593)	36,285
Capital and financing lease obligations	—	432	1,060	—	1,492
Equity in (earnings) losses of non-consolidated entities	(463)	(2,048)	258	—	(2,253)
Investment income	(37,593)	(18,464)	(793)	37,593	(19,257)

Total other expense (income)	(24,051)	8,110	3,670	25,141	12,870

Earnings from continuing operations before income taxes	23,987	24,485	5,756	(25,141)	29,087
Income tax provision (benefit)	1,900	5,200	(100)	—	7,000

Net earnings	$22,087	$19,285	$5,856	$(25,141)	$22,087

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of July 3, 2008 (in thousands):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$98,012	$76,189	$—	$174,201
Receivables, net	1,251	45,523	18,119	—	64,893
	—	63,826	14,569	—	78,395
Current assests held for sale	—	2,300	—	—	2,300

Total current assets	1,251	209,661	108,877	—	319,789
Investment in equity of subsidiaries	(91,408)	346,418	—	(255,010)	—
Property, net	—	1,086,775	133,471	—	1,220,246
Intangible assets, net	—	178,099	23,529	—	201,628
Intercompany advances	2,755,134	(2,830,642)	75,508	—	—
Goodwill	—	1,843,139	209,323	—	2,052,462
Other long-term assets	29,415	71,891	12,689	—	113,995

Total assets	$2,694,392	$905,341	$563,397	$(255,010)	$3,908,120

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$189,541	$15,942	$—	$205,483
Accrued expenses and other liabilities	29,420	103,411	13,360	—	146,191
Deferred revenues and income	—	118,334	11,575	—	129,909
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,141	11,386	—	21,027

Total current liabilities	35,920	414,427	52,263	—	502,610
Corporate borrowings	1,501,201	—	98,915	—	1,600,116
Capital and financing lease obligations	—	53,214	12,485	—	65,699
Deferred revenues—for exhibitor services agreement	—	249,689	—	—	249,689
Other long-term liabilities	3,060	279,419	53,316	—	335,795

Total liabilities	1,540,181	996,749	216,979	—	2,753,909
Stockholder's equity	1,154,211	(91,408)	346,418	(255,010)	1,154,211

Total liabilities and stockholder's equity	$2,694,392	$905,341	$563,397	$(255,010)	$3,908,120

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of April 3, 2008 (in thousands):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$35,312	$70,869	$—	$106,181
Receivables, net	12	26,049	20,783	—	46,844
Other current assets	—	61,488	12,678	—	74,166

Total current assets	12	122,849	104,330	—	227,191
Investment in equity of subsidiaries	(93,199)	339,524	—	(246,325)	—
Property, net	—	1,119,396	131,010	—	1,250,406
Intangible assets, net	—	183,189	23,485	—	206,674
Intercompany advances	2,720,268	(2,801,590)	81,322	—	—
Goodwill	—	1,846,252	202,613	—	2,048,865
Other long-term assets	30,474	67,775	13,597	—	111,846
Noncurrent assets held for sale	—	2,300	—	—	2,300

Total assets	$2,657,555	$879,695	$556,357	$(246,325)	$3,847,282

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$163,957	$13,397	$—	$177,354
Accrued expenses and other liabilities	9,820	92,461	12,315	—	114,596
Deferred revenues and income	—	122,357	12,203	—	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,047	11,206	—	20,753

Total current liabilities	16,320	381,822	49,121	—	447,263
Corporate borrowings	1,502,790	—	95,744	—	1,598,534
Capital and financing lease obligations	—	54,075	12,293	—	66,368
Deferred revenues—for exhibitor services agreement	—	250,312	—	—	250,312
Other long-term liabilities	4,950	286,685	59,675	—	351,310

Total liabilities	1,524,060	972,894	216,833	—	2,713,787
Stockholder's equity	1,133,495	(93,199)	339,524	(246,325)	1,133,495

Total liabilities and stockholder's equity	$2,657,555	$879,695	$556,357	$(246,325)	$3,847,282

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended July 3, 2008 (in thousands):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$26,607	$78,933	$11,146	$—	$116,686

Cash flows from investing activities:
Capital expenditures	—	(21,479)	(5,580)	—	(27,059)
Construction project costs reimbursable	—	(8,734)	—	—	(8,734)
Net change in reimbursable construction advances	—	2,231	—	—	2,231
LCE screen integration payment	—	(809)	—	—	(809)
Software licensing and development	—	(2,678)	(161)	—	(2,839)
Other, net	—	(236)	(310)	—	(546)

Net cash (used in) investing activities	—	(31,705)	(6,051)	—	(37,756)

Cash flows from financing activities:
Principal payments under capital and financing lease obligation	—	(767)	(175)	—	(942)
Principal payments on Term Loan B	(1,625)	—	—	—	(1,625)
Change in construction payables	—	(8,743)	—	—	(8,743)
Change in intercompany advances	(24,982)	24,982	—	—	—

Net cash used in financing activities	(26,607)	15,472	(175)	—	(11,310)

Effect of exchange rate changes on cash and equivalents	—	—	400	—	400

Net increase (decrease) in cash and equivalents	—	62,700	5,320	—	68,020
Cash and equivalents at beginning of period	—	35,312	70,869	—	106,181

Cash and equivalents at end of period	$—	$98,012	$76,189	$—	$174,201

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 13—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended June 28, 2007 (in thousands):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$20,827	$37,268	$14,664	$—	$72,759

Cash flows from investing activities:
Capital expenditures	—	(31,831)	(2,063)	—	(33,894)
Construction project costs reimbursable	—	(2,507)	—	—	(2,507)
Net change in reimbursable construction advances	—	(8,822)	—	—	(8,822)
Partnership (investments) distributions, net	—	(1,625)	(2,260)	—	(3,885)
Proceeds from disposal of Fandango	—	17,744	—	—	17,744
Software licensing and development	—	(3,904)	(67)	—	(3,971)
Other, net	—	(1,096)	583	—	(513)

Net cash (used in) investing activities	—	(32,041)	(3,807)	—	(35,848)

Cash flows from financing activities:
Proceeds from financing lease obligations	—	9,308	—	—	9,308
Repayment of Cinemex Credit Facility	—	—	(7,640)	—	(7,640)
Principal payments under mortgages and capital and financing lease obligation	—	(889)	(157)	—	(1,046)
Principal payments on Term Loan B	(1,625)	—	—	—	(1,625)
Change in construction payables	—	10,455	—	—	10,455
Dividends paid Marquee Holdings Inc.	(275,000)	—	—	—	(275,000)
Change in intercompany advances	255,798	(257,944)	2,146	—	—

Net cash used in financing activities	(20,827)	(239,070)	(5,651)	—	(265,548)

Effect of exchange rate changes on cash and equivalents	—	—	(717)		(717)

Net increase (decrease) in cash and equivalents	—	(233,843)	4,489	—	(229,354)
Cash and equivalents at beginning of period	—	287,422	29,741	—	317,163

Cash and equivalents at end of period	$—	$53,579	$34,230	$—	$87,809

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

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

        On November 20, 2002, the trial court entered summary judgment in favor of the Justice Department on the line of sight aspects of this case and on January 10, 2006, the trial court ruled in favor of the Department regarding the appropriate remedy. In its decision, the court issued a comprehensive order regarding line of sight and other related remedies. AMCE estimates that the cost of the betterments related to the remedies for line of sight violations of the ADA will be $22,000,000, which is expected to be incurred over a 4-5 year term. Through July 3, 2008 AMCE has not incurred any of these costs. Additionally, the order calls for payments of $300,000 to the United States and individual complainants. AMCE has appealed these decisions and argued its case to the Ninth Circuit Court of Appeals on November 8, 2007. We anticipate a decision soon.

        As a result of the January 10, 2006 order, AMCE estimates the range of the loss to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

        On January 21, 2003, the trial court entered summary judgment in favor of the Department on non-line of sight aspects of the case, which involve such matters as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $53,300,000, and through July 3, 2008 AMCE has incurred approximately $17,018,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 14—COMMITMENTS AND CONTINGENCIES (Continued)

limited to actual losses incurred by the card holder. On October 31, 2007, the District Court denied plaintiff's motion for class certification without prejudice pending the Ninth Circuit's decision in an appeal from a denial of certification in a similar FACTA case. The parties have requested the District Court to stay all proceedings in the case pending the outcome of the Ninth Circuit case. On June 3, 2008, the President of the United States of America signed the FACTA reform bill. The bill specifies that if a company printed the expiration date on credit card receipts, but otherwise complied with FACTA, it did not willfully violate the law. The legislation does not specifically address the situation where more than five digits of the credit card are printed on a receipt. The Company believes the plaintiff's allegations, particularly those asserting AMC's willfulness, are without merit.

        The Company is a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS

        In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity- specific factors in paragraph 11 of SFAS 142. FSP FAS 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The Company has not determined the effect that the application of FSP FAS 142-3 will have on its consolidated financial position.

        In March 2008, the FASB released SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, ("SFAS 161"), which expands the disclosure requirements about an entity's derivative and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and is effective for the Company in the fourth quarter of fiscal 2009. Early application is encouraged. The Company is currently evaluating the enhanced disclosure requirements of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement was effective for the Company in the first quarter of fiscal 2009. The Company did not elect to measure eligible items under the fair value option; therefore, the Statement did not have an impact on the consolidated financial statements.

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 15—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Statement was effective at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement did not have a material impact on the Company's consolidated financial position and results of operations. Please refer to Note 7—Fair Value of Financial Instruments for additional information. Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. The Company is in the process of evaluating the impact related to the Company's nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

NOTE 16—RELATED PARTY TRANSACTIONS

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

        Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of Parent, Holdings or AMCE, the Governance Agreements prohibited the Sponsors and the other pre-existing stockholders of Holdings from transferring any of their interests in Parent, other than (i) certain permitted transfers to affiliates or to persons approved of by the Sponsors and (ii) transfers after the Blockout Period subject to the rights described below.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

Amended and Restated Fee Agreement

        In connection with the Mergers, Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provided for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the earliest of (i) the twelfth anniversary from December 23, 2004; (ii) such time as the sponsors own less than 20% in the aggregate of Parent; and (iii) such earlier time as Holdings, AMCE and the Requisite Stockholder Majority agree. In addition, the fee agreement provided for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Holdings of up to $3,500,000 for fees payable by Holdings in any single fiscal year in order to maintain AMCE's and its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. The Amended and Restated Fee Agreement terminated on June 11, 2007, the date of the holdco merger, and was superseded by a substantially identical agreement entered into by AMC Entertainment Holdings, Inc., Holdings, AMCE, the Sponsors and Holdings' other stockholders.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 3, 2008 (Unaudited)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

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

        On January 26, 2006, AMCE sold $325,000,000 in aggregate principal amount of its 11% Senior Subordinated Notes due 2016. JP Morgan Securities Inc., an affiliate of JPMP which owns approximately 20.8% of Holdings, was an initial purchaser of these notes. Credit Suisse Securities (USA) LLC, whose affiliates own approximately 1.6% of Holdings, was also an initial purchaser of these notes.

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 3, 2008 and in this Quarterly Report on Form 10-Q.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the first quarter of fiscal 2009, we opened three new theatres with 38 screens in the U.S., closed two theatres with 14 screens in the U.S, and closed one theatre with six screens for remodeling in the U.S. During the first quarter of fiscal 2009 we expanded one theatre in Mexico by adding 5 additional screens. As of July 3, 2008, we owned, operated or had interests in 353 theatres and 5,117 screens, with 89% or 4,569 of our screens in the U.S. and Canada and 11%, or 548 of our screens in Mexico, China (Hong Kong), France and the United Kingdom.

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

        On May 2, 2008, the Company's Board of Directors approved revisions to our Post-Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions and restating this plan to implement the changes, we recognized a curtailment gain during the thirteen weeks ended July 3, 2008 of $5,969,000. The measurement date used to determine the postretirement curtailment is July 3, 2008.

        In May 2007, we disposed of our investment in Fandango for total expected proceeds of approximately $20,000,000, of which $17,744,000 was received in May 2007. We have recorded a gain on the sale, included in investment income for that period, of approximately $15,744,000.

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

        Box office admissions are our largest source of revenue. We predominantly license "first-run" motion pictures from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on either aggregate terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under an aggregate terms formula, we pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

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

        During fiscal 2008, films licensed from our six largest distributors based on revenues accounted for approximately 85% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2007, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 599 in 2006, according to Motion Picture Association 2007 MPA Market Statistics.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We believe our introduction of the megaplex concept to North America in 1995 has led to the current industry replacement cycle, which has accelerated the obsolescence of older, smaller theatres by setting new standards for moviegoers. From 1995 through July 3, 2008, AMC Entertainment and Loews added 211 theatres with 3,776 new screens, acquired 431 theatres with 3,007 screens and disposed of 699 theatres with 4,309 screens. As of July 3, 2008, approximately 75% of our screens in the U.S. and Canada were located in megaplex theatres.

Stock-Based Compensation

        We account for stock-based employee compensation arrangements in accordance with the provisions of SFAS No. 123(R), Shared-Based Payment (Revised), ("SFAS 123 (R)") and Staff Accounting Bulletins No. 107 and 110, Share Based Payments. Under SFAS 123(R), compensation cost is calculated on the date of the grant and then amortized over the vesting period. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions: common stock value on the grant date, risk-free interest rate, expected term, expected volatility, and dividend yield.

        We granted 38,876.72873 options on December 23, 2004 and 600 options on January 26, 2006 to employees to acquire our common stock. The fair value of these options on their respective grant dates was $22,373,000 and $138,000. All of these options are equity classified for AMCE. However, the holder of a written put option for options that are classified as a liability at Holdings exercised the written put option in May 2008 and accordingly, Holdings will make cash payments to settle the related liability over the next six months.

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

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our United States and Canada and International theatrical exhibition operations and Other. Reference is made to Note 12—Operating Segments to our consolidated financial statements included elsewhere in this Form 10-Q for additional information about our operations by operating segment.

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007	% Change
	(thousands of dollars, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$413,511	$388,685	6.4%
Concessions	168,427	165,348	1.9%
Other theatre	15,033	16,540	-9.1%

	596,971	570,573	4.6%

International theatrical exhibition
Admissions	25,703	28,189	-8.8%
Concessions	17,431	18,879	-7.7%
Other theatre	7,917	4,851	63.2%

	51,051	51,919	-1.7%

Total revenues	$648,022	$622,492	4.1%

Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$226,069	$209,479	7.9%
Concession costs	18,132	17,725	2.3%
Theatre operating expense	147,095	144,228	2.0%
Rent	110,026	105,407	4.4%
Preopening expense	1,875	1,965	-4.6%
Theatre and other closure (income) expense	(26)	(14,838)	-99.8%

	503,171	463,966	8.4%

International theatrical exhibition
Film exhibition costs	11,491	12,368	-7.1%
Concession costs	3,816	4,462	-14.5%
Theatre operating expense	13,416	12,141	10.5%
Rent	7,435	7,301	1.8%
Preopening expense	—	120	-100.0%
Theatre closure	12	10	20.0%

	36,170	36,402	-0.6%

Other	—	156	-100.0%
General and administrative expense:
Merger, acquisition and transaction costs	17	1,984	-99.1%
Management Fee	1,250	1,250	—%
Other	8,797	13,088	-32.8%
Depreciation and amortization	58,017	63,689	-8.9%
Disposition of assets and other losses	19	—	*

Total costs and expenses	$607,441	$580,535	4.6%

	Thirteen Weeks Ended
	July 3, 2008	June 28, 2007	% Change
	(thousands of dollars, except operating data)
Operating Data (at period end):
Screen additions	43	46
Screen dispositions(1)	20	60
Average screens—continuing operations(2)	5,028	5,075
Number of screens operated	5,117	5,300
Number of theatres operated	353	377
Screens per theatre	14.5	14.1
Attendance—continuing operations(2) (in thousands)	59,393	59,970

(1)
Includes 1 theatre with 6 screens temporarily closed for renovation at July 3, 2008.

(2)
Includes consolidated theatres only.

*
Percentage change in excess of 100%

Thirteen weeks Ended July 3, 2008 and June 28, 2007

         Revenues.    Total revenues increased 4.1%, or $25,530,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007.

        U.S. and Canada theatrical exhibition revenues increased 4.6%, or $26,398,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007. Admissions revenues increased 6.4%, or $24,826,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007, due to a 4.6% increase in average ticket prices and a 1.7% increase in attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2008) increased 3.9%, or $14,799,000, during the thirteen weeks ended July 3, 2008 from the comparable period last year. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance was favorably impacted by the Fourth of July holiday week during the thirteen weeks ended July 3, 2008. Based upon available industry sources, box office revenues of our theatres outperformed overall performance of industry theatres. Concessions revenues increased 1.9%, or $3,079,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007 due to the increase in attendance and a 0.2% increase in average concessions per patron. Other theatre revenues decreased 9.1%, or $1,507,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007, primarily due to decreases in theatre rentals.

        International theatrical exhibition revenues decreased 1.7%, or $868,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007. Admissions revenues decreased by 8.8%, or $2,486,000, due to a 16.3% decrease in attendance partially offset by an 8.9% increase in average ticket prices. The decrease in attendance was primarily due to the popularity of film product during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007. Concessions revenues decreased 7.7%, or $1,448,000, due to the decrease in attendance partially offset by a 10.3% increase in concession per patron. Concessions per patron increased in Mexico due primarily to price increases and increased promotions designed to increase transaction size and incidence of purchase. Other theatre revenues increased by 63.2% or $3,066,000 due to increased on-screen campaigns by advertisers which shifted fiscal 2009 revenues into the first fiscal quarter. International revenues were positively impacted by a weaker U.S. dollar, although this did not materially contribute to our consolidated earnings.

         Costs and expenses.    Total costs and expenses increased 4.6%, or $26,906,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007.

        U.S. and Canada theatrical exhibition costs and expenses increased 8.4%, or $39,205,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007. Film exhibition costs increased 7.9%, or $16,590,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007 due to the increase in admissions revenues and an increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 54.7% in the current period as compared with 53.9% in the prior period. Concession costs increased 2.3%, or $407,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007 due to the increase in concession revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.8% in the current period compared with 10.7% in the prior period. As a percentage of revenues, theatre operating expense was 24.6% in the current period as compared to 25.3% in the prior period. Rent expense increased 4.4%, or $4,619,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007 due primarily to the opening of new theatres. Preopening expense decreased $90,000 during the thirteen weeks ended July 3, 2008. During the thirteen weeks ended June 28, 2007, we recognized $14,838,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms for two of our theatres that were closed during the thirteen weeks ended June 28, 2007.

        International theatrical exhibition costs and expenses decreased 0.6%, or $232,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007. Film exhibition costs decreased 7.1%, or $877,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007 due primarily to the decrease in admissions revenues. Concession costs decreased 14.5%, or $646,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007 due to the decrease in concession revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 21.9% in the current period compared with 23.6% in the prior period. As a percentage of revenues, theatre operating expense was 26.3% in the current period compared to 23.4% in the prior period due primarily to increases in utilities expense. Rent expense increased 1.8%, or $134,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007. International costs and expenses were negatively impacted by a weaker U.S. dollar, although this did not contribute materially to our consolidated earnings. We continually monitor the performance of our international theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and theatre closure charges prior to expiration of underlying lease agreements.

General and Administrative Expense:

         Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $1,967,000 during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007. Prior period costs are primarily comprised of preacquisition expenses for casualty insurance losses related to the Merger with Loews.

         Management fees.    Management fees were unchanged during the thirteen weeks ended July 3, 2008. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

         Other.    Other general and administrative expense decreased 32.8%, or $4,291,000, during the thirteen weeks ended July 3, 2008 compared to the thirteen weeks ended June 28, 2007. The decrease in other general and administrative expenses is primarily due to a decrease in postretirement expense of $6,158,000 related to an amendment to our Postretirement Plan which resulted in a curtailment gain of $5,969,000 during the thirteen weeks ended July 3, 2008.

         Depreciation and Amortization.    Depreciation and amortization decreased 8.9%, or $5,672,000, compared to the prior period due primarily to the closing of theatres.

         Other Income.    Other income includes $2,203,000 and $1,754,000 of income related to the derecognition of stored value card liabilities as to which we believe future redemption to be remote, during the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively. Other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption during the thirteen weeks ended June 28, 2007. Other income includes $469,000 of income related to ineffectiveness of interest rate swaps during the thirteen weeks ended July 3, 2008.

         Interest Expense.    Interest expense decreased 11.7%, or $4,437,000, primarily due to decreased interest rates on the Senior Secured Credit Facility.

         Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were $4,385,000 in the current period compared to $2,253,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $4,655,000 and $1,810,000 for the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively.

         Investment Income.    Investment income was $705,000 for the thirteen weeks ended July 3, 2008 compared to $19,257,000 for the thirteen weeks ended June 28, 2007. The thirteen weeks ended June 28, 2007 includes a gain on the sale of our investment in Fandango of $15,744,000. Interest income decreased $2,684,000 from the prior period primarily due to decreases in temporary investments and decreases in rates of interest earned on temporary investments.

         Income Tax Provision.    The provision for income taxes from continuing operations was $4,200,000 for the thirteen weeks ended July 3, 2008 and $7,000,000 for the thirteen weeks ended June 28, 2007 with the reduction due primarily to the decrease in earnings before income taxes, foreign rate differential and a release of previously reserved foreign tax due to updated interpretation by authorities. See Note 10—Income Taxes.

         Net Earnings    Net earnings were $10,803,000 and $22,087,000 for the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively.

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

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $116,686,000 and $72,759,000 during the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively. The increase in operating cash flows during the thirteen weeks ended July 3, 2008 is primarily due to increases in accounts payable and accrued expenses and other liabilities related primarily to the timing of certain payments. We had working capital deficits as of July 3, 2008 and April 3, 2008 of $(182,821,000) and $(220,072,000), respectively. Working capital includes $129,909,000 and $134,560,000 of deferred revenues as of July 3, 2008 and April 3, 2008, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $164,994,000 and $185,947,000 on our credit facility to meet these obligations for each of the periods ended July 3, 2008 and April 3, 2008, respectively.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $37,756,000 and $35,848,000, during the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively. As of July 3, 2008, we had construction in progress of $8,357,000. We had 2 U.S. theatres with a total of 28 screens under construction on July 3, 2008 that we expect to open in fiscal 2009 and one U.S. theatre with 6 screens under construction for remodeling that will open in fiscal 2009. Cash outflows from investing activities include capital expenditures of $27,059,000 and $33,894,000 during the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively. We expect that our gross capital expenditures in fiscal 2009 will be approximately $145,000,000 to $150,000,000.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $11,310,000 and $265,548,000 during the thirteen weeks ended July 3, 2008 and June 28, 2007, respectively.

        During the thirteen weeks ended June 28, 2007 we paid a dividend of $275,000,000 to our stockholder Marquee Holdings Inc. Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 3, 2008 for certain information about our Senior Secured Credit Facility, the Cinemex Credit Facility, our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016") and 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012").

        Our Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for Mexican peso-denominated revolving loans, for letters of credit and for swingline borrowings on same-day notice. As of July 3, 2008, we had no borrowings under the revolving credit facility and $633,750,000 was outstanding under the term loan facility at an interest rate of 4.23%.

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

        The indentures relating to our notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis (under the indentures for the Fixed Notes due 2012, Notes due 2014 and Notes due 2016). Under the terms of the Parent Term Loan Facility, which is more restrictive than the AMCE and Holdings indentures and as a practical matter limits our ability to incur indebtedness, we could borrow approximately $247,300,000 as of July 3, 2008 in addition to permitted indebtedness (assuming an interest rate of 11% on the additional senior subordinated borrowings). If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to the Notes due 2014 and Notes due 2016.

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

        As of July 3, 2008, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Cinemex Credit Facility, the Notes due 2016, the Notes due 2014, and the Fixed Notes due 2012.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and potential acquisitions for at least the next twelve months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and the notes.

Investment in NCM

        We hold an investment in 18.5% of NCM accounted for following the equity method. The fair market value of these shares is approximately $207,902,000 as of July 3, 2008. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $319,630,000 including distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Form 10-K for the year ended April 3, 2008. Since April 3, 2008 there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business.

NEW ACCOUNTING PRONOUNCEMENTS

        In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In developing assumptions about renewal or extension, FSP FAS 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP FAS 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. We have not determined the effect that the application of FSP FAS 142-3 will have on our consolidated financial position.

        In March 2008, the FASB released SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, ("SFAS 161"), which expands the disclosure requirements about an entity's derivative and hedging activities. SFAS 161 requires entities to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and is effective for us in the fourth quarter of fiscal 2009.

Early application is encouraged. We are currently evaluating the enhanced disclosure requirements of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require noncontrolling interest in a subsidiary to be reported as a component of equity, changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited. We have not determined the effect that the application of SFAS 160 will have on our consolidated financial position.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement was effective for us in the first quarter of fiscal 2009. We elected not to measure eligible items under the fair value option; therefore, the Statement did not have an impact on our consolidated financial statements.

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of SFAS 157 ("FSP 157-2"), which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Statement was effective at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 7—Fair Value of Financial Instruments for additional information. Due to the deferral, we have delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. We are in the process of evaluating the impact related to our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

         Interest Rate Swaps.    We periodically enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. In October 2007, AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,000,000 of our variable rate debt obligation. Under the terms of the agreement, we pay interest at a fixed rate of 4.707% and receive interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA. In addition, Grupo Cinemex is party to an interest rate swap with notional amounts ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000). Under the terms of the agreement, we pay interest at a fixed rate of 9.89% and receive interest at a variable rate based on 1-month MXN TIIE. The interest rate swap is scheduled to mature in August 2009. Based upon a sensitivity analysis performed as of July 3, 2008, a decrease in the underlying interest rates of 100 basis points would increase the fair value of the interest rate swap liabilities by $1,951,000 and a 100 basis point increase in the underlying interest rates would decrease the fair value of the interest rate swap liabilities by $1,928,000.

         Market risk on variable-rate financial instruments.    We maintain an $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of July 3, 2008 and had $633,750,000 outstanding under the term loan facility on July 3, 2008. Therefore, a 100 basis point increase in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $1,088,000 during the thirteen weeks ended July 3, 2008.

         Market risk on fixed-rate financial instruments.    Included in long-term debt are $325,000,000 of our Notes due 2016, $300,000,000 of our Notes due 2014 and $250,000,000 of our Fixed Notes due 2012. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016; Notes due 2014 and Fixed Notes due 2012 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014 and Fixed Notes due 2012.

         Foreign currency exchange rates.    We currently operate theatres in Canada, Mexico, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. Although we do not currently hedge against foreign currency exchange rate risk, we do not intend to repatriate funds from the operations of our international theatres but instead intend to use them to fund current and future operations. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $103,000 and $39,477,000, respectively, as of July 3, 2008.

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

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Part I. Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 3, 2008 for information on certain litigation to which we are a party.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 3, 2008.

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

        The master contract between film producers and the Screen Actors Guild ("SAG") expired at the beginning of July 2008. A strike has not been initiated, but the parties have been unable to reach agreement on a new contract. The American Federation of Television and Radio Artists, the smaller of the two actors' unions, had previously reached a new three year agreement with producers prior to its contract expiration. If SAG union members choose to strike or film producers choose to lock out the union members, a disruption in production of motion pictures could result.

We will not be fully subject to the requirement of Section 404 of the Sarbanes-Oxley Act of 2002 until the end of our fiscal year 2010.

        We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments and reports by an issuer's independent registered public accounting firm on the effectiveness of internal controls over financial reporting. We have completed our Section 404 annual management report and included the report in our Annual Report on Form 10-K for fiscal 2008, which ended in April 2008. Our independent registered public accounting firm did not, however, need to include its attestation report in our annual report for fiscal 2008. Under current rules, the attestation of our independent registered public accounting firm will be required beginning in our Annual Report on Form 10-K for our fiscal 2010, which ends in April 2010.

Item 4.    Submission of Matters to a Vote of Security Holders.

        In April 2008, the Requisite Stockholder majority of AMC Entertainment Holdings, Inc. unanimously approved the election of Mr. Kevin Maroni to serve on the Board of Directors. In June 2008, the Requisite Stockholder majority of AMC Entertainment Holdings, Inc. unanimously approved the Fiscal 2009 Annual Budget.

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
3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company's Form 10-Q (File No. 1-8747) filed December 27, 2004).
Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.2	S&J Theatres, Inc. (incorporated by reference from Exhibit 3.3.2 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.3	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.4	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.5	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.6	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.7	AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.8	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).
3.3.9	Centertainment, Inc. (incorporated by reference from Exhibit 3.3.96 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.10	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.11	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).

3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006):
Loews Citywalk Theatre Corporation
Loews Theatre Management Corp.
S&J Theatres Inc.
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.6	Limited Liability Company Agreement of Loews Cineplex U.S. Callco, LLC. (incorporated by reference from Exhibit 3.7 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.7	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.8	By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.9	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).
3.10	By-laws of Centertainment, Inc. (incorporated by reference from Exhibit 3.23 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.11	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.12	By-laws of Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.26 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Peter C. Brown (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.
Date: August 13, 2008	/s/ PETER C. BROWN Peter C. Brown Chairman of the Board, Chief Executive Officer and President
Date: August 13, 2008	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements. (Unaudited)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
AMC ENTERTAINMENT INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS July 3, 2008 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 4. Submission of Matters to a Vote of Security Holders.
EXHIBIT INDEX
SIGNATURES