Form 10-Q/A
period 2008-10-02
AMC ENTERTAINMENT INC
filed 2009-05-20
CIK 722077

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

        Explanatory Note:    AMC Entertainment Inc. hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2008 ("Original Filing") to include amended Item 1. Financial Statements (unaudited), Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits to give effect to the restatement of the financial statements for the reason described below.

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

        The impact of the correction of this error, decreased G&A Other by approximately $0.1 million, increased earnings before income taxes by $0.1 million and increased net income by approximately $0.1 million for the thirteen weeks ended October 2, 2008.

        The impact of the correction of this error, increased G&A Other by approximately $5.8 million, decreased earnings before income taxes by $5.8 million and decreased net income by approximately $2.8 million for the twenty-six weeks ended July 3, 2008. The impact on the balance sheet was to increase goodwill by $2.2 million, increase other current assets by $0.8 million, increase other comprehensive income (OCI) by $5.8 million and increase stockholder's equity by approximately $3.0 million. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The information contained in this Form 10-Q/A has not been updated to reflect other events, other than those identified above related to the restatement, occurring after November 7, 2008, the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, including the changes in segments and discontinued operations reflected in the January 1, 2009 Form 10-Q/A. Without limitation of the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing of the October 2, 2008 Form 10-Q for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the filing of the original October 2, 2008 Form 10-Q. More current information is contained in the Company's Quarterly Reports on Form 10-Q/A for the quarterly period ended January 1, 2009 and other filings with the Securities and Exchange Commission

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
	(restated)		(restated)
	(unaudited)		(unaudited)
Revenues
Admissions	$429,316	$478,373	$868,530	$895,247
Concessions	177,916	196,203	363,774	380,430
Other revenue	23,285	26,828	46,235	48,219

Total revenues	630,517	701,404	1,278,539	1,323,896

Costs and Expenses
Film exhibition costs	225,678	251,778	463,238	473,625
Concession costs	20,847	22,986	42,795	45,173
Operating expense	164,711	169,616	325,222	326,141
Rent	118,249	115,581	235,710	228,289
General and administrative:
Merger, acquisition and transaction costs	235	817	252	2,801
Management fee	1,250	1,250	2,500	2,500
Other	14,571	12,701	29,337	25,789
Preopening expense	1,185	256	3,060	2,341
Theatre and other closure income	(2,319)	(1,618)	(2,333)	(16,446)
Depreciation and amortization	58,097	61,749	116,114	125,438
Disposition of assets and other gains	(374)	(1,698)	(355)	(1,698)

Total costs and expenses	602,130	633,418	1,215,540	1,213,953

Other expense (income)
Other	(7,754)	(5,628)	(10,426)	(9,025)
Interest expense
Corporate borrowings	32,224	36,112	63,888	72,397
Capital and financing lease obligations	1,728	1,799	3,404	3,291
Equity in earnings of non-consolidated entities	(5,321)	(25,172)	(9,706)	(27,425)
Investment income	(618)	(2,065)	(1,323)	(21,322)

Total other expense	20,259	5,046	45,837	17,916

Earnings before income taxes	8,128	62,940	17,162	92,027
Income tax provision	4,300	26,000	5,500	33,000

Net earnings	$3,828	$36,940	$11,662	$59,027

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 2, 2008	April 3, 2008
	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$87,328	$106,181
Receivables, net of allowance for doubtful accounts of $1,312 as of October 2, 2008 and $1,597 as of April 3, 2008	40,435	46,844
Other current assets	76,212	74,166
Current assets held for sale	2,300	—

Total current assets	206,275	227,191
Property, net	1,196,545	1,250,406
Intangible assets, net	194,763	206,674
Goodwill	2,041,572	2,048,865
Other long-term assets	113,083	111,846
Noncurrent assets held for sale	—	2,300

Total assets	$3,752,238	$3,847,282

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$131,492	$177,354
Accrued expenses and other liabilities	120,996	114,596
Deferred revenues and income	116,313	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	31,400	20,753

Total current liabilities	400,201	447,263
Corporate borrowings	1,582,451	1,598,534
Capital and financing lease obligations	63,738	66,368
Deferred revenues—for exhibitor services agreement	249,066	250,312
Other long-term liabilities	323,498	351,310

Total liabilities	$2,618,954	$2,713,787

Stockholder's equity:
Common Stock, 1 share issued as of October 2, 2008 and April 3, 2008 with 1¢ par value	—	—
Additional paid-in capital	1,173,780	1,190,651
Accumulated other comprehensive loss	1,412	(3,668)
Accumulated deficit	(41,908)	(53,488)

Total stockholder's equity	1,133,284	1,133,495

Total liabilities and stockholder's equity	$3,752,238	$3,847,282

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007
	(restated)
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$11,662	$59,027
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,114	125,438
Non-cash portion of stock-based compensation	1,549	1,020
Non-cash portion of pension and postretirement expense	(298)	727
Deferred income taxes	2,255	21,882
Equity in (earnings) losses from investments, net of distributions	1,371	(19,172)
Disposition of assets and other gains	118	(16,152)
Change in assets and liabilities:
Receivables	3,706	12,834
Other assets	(5,628)	(2,610)
Accounts payable	(30,466)	(43,978)
Accrued expenses and other liabilities	(16,017)	(38,809)
Other, net	(6,873)	(4,571)

Net cash provided by operating activities	77,493	95,636

Cash flows from investing activities:
Capital expenditures	(54,914)	(57,530)
Construction project costs reimbursable by landlord	—	(3,388)
Net change in reimbursable construction advances	2,073	(12,073)
Partnership investments	(1,550)	(4,060)
Proceeds from disposition of Fandango	—	17,977
Proceeds from disposition of HGCSA	—	28,682
Proceeds from restricted cash	—	1,513
LCE screen integration	(3,990)	(3,657)
Proceeds on disposition of long-term assets	—	175
Software licensing and development	(5,587)	(5,905)
Other, net	1,520	(163)

Net cash used in investing activities	(62,448)	(38,429)

Cash flows from financing activities:
Proceeds from financing lease obligations	—	13,141
Repayment of Cinemex Credit Facility	—	(12,100)
Principal payments under mortgages and capital and financing lease obligations	(1,817)	(4,195)
Principal payments under Term Loan B	(3,250)	(3,250)
Change in construction payables	(9,439)	6,091
Dividends paid to Marquee Holdings Inc.	(18,420)	(275,000)

Net cash used in financing activities	(32,926)	(275,313)
Effect of exchange rate changes on cash and equivalents	(972)	(1,255)

Net decrease in cash and equivalents	(18,853)	(219,361)
Cash and equivalents at beginning of period	106,181	317,163

Cash and equivalents at end of period	$87,328	$97,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $387 and $696)	$65,919	$73,566
Income taxes paid	5,176	16,145
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$13,000

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2008

(Unaudited)

NOTE 1—RESTATEMENT OF FINANCIAL STATEMENTS

        In connection with the preparation of its financial statements in May 2009 for the year ended April 2, 2009, the Company determined that the effect of the revisions to its post-retirement medical and life insurance plan (see Note 12) should have been accounted for as a negative plan amendment in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, rather than as a curtailment of plan benefits. Accordingly, the Company has restated its financial statements as of and for the thirteen and twenty-six weeks ended October 2, 2008 to reverse the previously recorded curtailment gain of $6 million, and to commence amortizing as of July 3, 2008, the negative prior service cost of $6 million resulting from the negative plan amendment over the active participants' expected future service periods (approximately 11 years) to full eligibility. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

	Thirteen weeks ended October 2, 2008
Financial Statement Line items	Previously Reported	Adjustments	Restated
G&A-Other	$14,707	$(136)	$14,571
Earnings before income taxes	7,992	136	8,128
Income tax provision	4,300	—	4,300
Net income	3,692	136	3,828

	Twenty-six weeks ended October 2, 2008
Financial Statement Line items	Previously Reported	Adjustments	Restated
G&A-Other	$23,504	$5,833	$29,337
Earnings before income taxes	22,995	(5,833)	17,162
Income tax provision	8,500	(3,000)	5,500
Net income	14,495	(2,833)	11,662

	As of October 2, 2008
Financial Statement Line items	Previously Reported	Adjustments	Restated
Goodwill(1)	$2,039,330	$2,242	$2,041,572
Other current assets	75,454	758	76,212
OCI	(4,421)	5,833	1,412
Stockholder's Equity	1,130,284	3,000	1,133,284

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 3—COMPREHENSIVE EARNINGS (LOSS), RESTATED

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
	(restated)		(restated)
Net earnings	$3,828	$36,940	$11,662	$59,027
Foreign currency translation adjustment	(10,220)	(7,863)	(2,964)	(8,437)
Pension and other benefit adjustments	(514)	(282)	5,654	(565)
Change in fair value of cash flow hedges	(90)	149	665	367
Losses on interest rate swaps reclassified to interest expense: corporate borrowings	1,164	419	2,409	837
Increase (decrease) in unrealized gain on marketable securities	(459)	97	(684)	294

Total comprehensive earnings (loss)	$(6,291)	$29,460	$16,742	$51,523

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS, RESTATED

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
			(restated)
Balance as of April 3, 2008	$1,846,253	$202,612	$2,048,865
Currency translation adjustment	—	(5,399)	(5,399)
Fair value deferred tax adjustments LCE(1)	(1,894)	—	(1,894)

Balance as of October 2, 2008	1,844,359	$197,213	$2,041,572

(1)
Adjustments to fair value relate to the release of valuation allowance initially recorded in purchase accounting for deferred tax assets related to net operating loss carryforwards that are expected to be utilized on the 2009 tax return.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS, RESTATED (Continued)

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

October 2, 2008

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY, RESTATED (Continued)

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

NOTE 6—INVESTMENTS (Continued)

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

NOTE 6—INVESTMENTS (Continued)

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

October 2, 2008

(Unaudited)

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 11—INCOME TAXES, RESTATED

Effective income tax rate

        The difference between the effective tax rate on earnings before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007
	(restated)
Federal statutory rate	35.0%	35.0%
Change in foreign tax reserve	(6.1)	—
Foreign rate differential	(5.3)	(0.9)
Valuation allowance	1.9	(8.1)
State income taxes, net of federal tax benefit	4.3	8.5
Permanent items	2.7	—
Other, net	(.5)	1.4

Effective tax rate	32.0%	35.9%

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

        The Company determines income tax expense for interim periods by applying SFAS No. 109 and APB Opinion No. 28, Interim Financial Reporting, which prescribes the use of the full year's estimated effective tax rate in financial statements for interim periods. As such, permanent differences such as state income taxes and changes in valuation allowance impact the Company's effective tax rate. During the current period, income tax expense differed from the expected tax expense using the U.S. federal

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 11—INCOME TAXES, RESTATED (Continued)

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

        Effective March 29, 2007, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R), ("SFAS 158"). SFAS 158 requires that, effective for fiscal years ending after December 15, 2008 the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities from January 1 to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an $82,000 loss to fiscal 2009 opening accumulated deficit and a $411,000 unrealized loss to other comprehensive income.

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post-Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 12—EMPLOYEE BENEFIT PLANS, RESTATED (Continued)

implement the changes, the Company recognized $5,969,000 of negative prior service cost in other comprehensive income during the twenty six weeks ended October 2, 2008. The negative prior service cost will be amortized over the active participants' future service to full eligibility of approximately 11 years starting on July 3, 2008. The measurement date used to determine the negative prior service cost was July 3, 2008.

        The Company made its annual pension contribution of $2,000,000 during its second quarter of fiscal 2009.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended October 2, 2008 and September 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
			(restated)
Components of net periodic benefit cost:
Service cost	$113	$105	$58	$208
Interest cost	1,097	1,100	313	381
Expected return on plan assets	(1,275)	(1,151)	—	—
Amortization of gain	(403)	(282)	(159)	—
Amortization of transition obligation	10	10	—	—

Net periodic benefit cost (income)	$(458)	$(218)	$212	$589

        Net periodic benefit cost recognized for the plans during the twenty-six weeks ended October 2, 2008 and September 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
			(restated)
Components of net periodic benefit cost:
Service cost	$226	$196	$284	$416
Interest cost	2,199	2,200	487	762
Expected return on plan assets	(2,549)	(2,302)	—	—
Amortization of gain	(806)	(565)	(159)	—
Amortization of transition obligation	20	20	—	—

Net periodic benefit cost (income)	$(910)	$(451)	$612	$1,178

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 13—OPERATING SEGMENTS, RESTATED

        Information about the Company's operations by operating segment is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
Revenues
U.S. and Canada theatrical exhibition	$574,585	$649,747	$1,171,556	$1,220,320
International theatrical exhibition	55,932	51,657	106,983	103,576

Total revenues	$630,517	$701,404	$1,278,539	$1,323,896

Segment Adjusted EBITDA
U.S. and Canada theatrical exhibition	$91,190	$131,351	$189,042	$227,080
International theatrical exhibition	17,543	15,720	32,436	31,367

Segment Adjusted EBITDA	$108,733	$147,071	$221,478	$258,447

        A reconciliation of earnings from before income taxes to Segment Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	October 2, 2008	September 27, 2007
	(restated)		(restated)
Earnings before income taxes	$8,128	$62,940	$17,162	$92,027
Plus:
Interest expense	33,952	37,911	67,292	75,688
Depreciation and amortization	58,097	61,749	116,114	125,438
Preopening expense	1,185	256	3,060	2,341
Theatre and other closure income	(2,319)	(1,618)	(2,333)	(16,446)
Disposition of assets and other (gains) losses	(374)	(1,698)	(355)	(1,698)
Equity in earnings of non-consolidated entities	(5,321)	(25,172)	(9,706)	(27,425)
Investment income	(618)	(2,065)	(1,323)	(21,322)
Other income(1)	(53)	—	(522)	(1,246)
General and administrative expense—unallocated:
Merger and acquisition costs	235	817	252	2,801
Management fee	1,250	1,250	2,500	2,500
Other(2)	14,571	12,701	29,337	25,789

Segment Adjusted EBITDA	$108,733	$147,071	$221,478	$258,447

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

Thirteen weeks ended October 2, 2008 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$397,122	$32,194	$—	$429,316
Concessions	—	156,680	21,236	—	177,916
Other revenue	—	15,228	8,057	—	23,285

Total revenues	—	569,030	61,487	—	630,517

Costs and Expenses
Film exhibition costs	—	211,169	14,509	—	225,678
Concession costs	—	16,039	4,808	—	20,847
Operating expense	—	149,036	15,675	—	164,711
Rent	—	109,457	8,792	—	118,249
General and administrative:
Merger, acquisition and transaction costs	—	235	—	—	235
Management fee	—	1,250	—	—	1,250
Other	(39)	11,868	2,742	—	14,571
Preopening expense	—	1,185	—	—	1,185
Theatre and other closure income	—	(2,209)	(110)	—	(2,319)
Depreciation and amortization	—	49,907	8,190	—	58,097
Disposition of assets and other losses	—	(374)	—	—	(374)

Total costs and expenses	(39)	547,563	54,606	—	602,130

Other expense (income)
Equity in net earnings (loss) of subsidiaries	(1,227)	(1,707)	—	2,934	—
Other income	—	(7,701)	(53)	—	(7,754)
Interest expense
Corporate borrowings	29,570	38,040	2,668	(38,054)	32,224
Capital and financing lease obligations	—	1,498	230	—	1,728
Equity in earnings of non-consolidated entities	(763)	(5,519)	961	—	(5,321)
Investment income	(33,169)	(4,971)	(532)	38,054	(618)

Total other expense (income)	(5,589)	19,640	3,274	2,934	20,259

Earnings before income taxes	5,628	1,827	3,607	(2,934)	8,128
Income tax provision	1,800	600	1,900	—	4,300

Net earnings	$3,828	$1,227	$1,707	$(2,934)	$3,828

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION, RESTATED (Continued)

Twenty-six weeks ended October 2, 2008 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$806,955	$61,575	$—	$868,530
Concessions	—	323,388	40,386	—	363,774
Other revenue	—	30,139	16,096	—	46,235

Total revenues	—	1,160,482	118,057	—	1,278,539

Costs and Expenses
Film exhibition costs	—	435,423	27,815	—	463,238
Concession costs	—	33,922	8,873	—	42,795
Operating expense	—	294,648	30,574	—	325,222
Rent	—	218,012	17,698	—	235,710
General and administrative:
Merger, acquisition and transaction costs	—	252	—	—	252
Management fee	—	2,500	—	—	2,500
Other	—	22,969	6,368	—	29,337
Preopening expense	—	3,060	—	—	3,060
Theatre and other closure income	—	(2,236)	(97)	—	(2,333)
Depreciation and amortization	—	99,918	16,196	—	116,114
Disposition of assets and other gains	—	(355)	—	—	(355)

Total costs and expenses	—	1,108,113	107,427	—	1,215,540

Other expense (income)
Equity in net earnings (loss) of subsidiaries	(6,880)	(3,117)	—	9,997	—
Other income	—	(9,904)	(522)	—	(10,426)
Interest expense
Corporate borrowings	58,920	76,865	5,220	(77,117)	63,888
Capital and financing lease obligations	—	2,812	592	—	3,404
Equity in earnings of non-consolidated entities	(1,121)	(10,288)	1,703	—	(9,706)
Investment income	(65,781)	(11,479)	(1,180)	77,117	(1,323)

Total other expense (income)	(14,862)	44,889	5,813	9,997	45,837

Earnings before income taxes	14,862	7,480	4,817	(9,997)	17,162
Income tax provision	3,200	600	1,700	—	5,500

Net earnings	$11,662	$6,880	$3,117	$(9,997)	$11,662

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION, RESTATED (Continued)

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

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION, RESTATED (Continued)

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION, RESTATED (Continued)

As of October 2, 2008 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$26,939	$60,389	$—	$87,328
Receivables, net	643	24,911	14,881	—	40,435
Other current assets	—	62,777	13,435	—	76,212
Current assets held for sale	—	2,300	—	—	2,300

Total current assets	643	116,927	88,705	—	206,275
Investment in equity of subsidiaries	(81,908)	337,269	—	(255,361)	—
Property, net	—	1,072,386	124,159	—	1,196,545
Intangible assets, net	—	173,288	21,475	—	194,763
Intercompany advances	2,703,092	(2,797,847)	94,755	—	—
Goodwill	—	1,844,358	197,214	—	2,041,572
Other long-term assets	27,998	72,288	12,797	—	113,083

Total assets	$2,649,825	$818,669	$539,105	$(255,361)	$3,752,238

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$119,112	$12,380	$—	$131,492
Accrued expenses and other liabilities	8,887	99,449	12,660	—	120,996
Deferred revenues and income	—	106,332	9,981	—	116,313
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,235	21,665	—	31,400

Total current liabilities	15,387	328,128	56,686	—	400,201
Corporate borrowings	1,499,613	—	82,838	—	1,582,451
Capital and financing lease obligations	—	52,352	11,386	—	63,738
Deferred revenues—for exhibitor services agreement	—	249,066	—	—	249,066
Other long-term liabilities	1,541	271,031	50,926	—	323,498

Total liabilities	1,516,541	900,577	201,836	—	2,618,954
Stockholder's equity (deficit)	1,133,284	(81,908)	337,269	(255,361)	1,133,284

Total liabilities and stockholder's equity	$2,649,825	$818,669	$539,105	$(255,361)	$3,752,238

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

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION, RESTATED (Continued)

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

NOTE 14—CONDENSED CONSOLIDATING FINANCIAL INFORMATION, RESTATED (Continued)

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

        Michael Bateman v. American Multi-Cinema, Inc.(No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

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

        In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, Determination of the Useful Life of Intangible Assets, ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). In developing assumptions about renewal or extension, FSP 142-3 requires an entity to consider its own historical experience (or, if no experience, market participant assumptions) adjusted for the entity-specific factors in paragraph 11 of SFAS 142. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110"). SAB 110 extends the opportunity to use the "simplified" method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 ("SAB 107"). Under SAB 110 and 107, a company is able to use the "simplified" method in developing an estimate of expected term

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 16—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 17—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        In connection with the merger with LCE Holdings Inc., Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provides for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the earliest of (i) the twelfth anniversary from December 23, 2004; (ii) such time as the sponsors own less than 20% in the aggregate of Parent; and (iii) such earlier time as Holdings, AMCE and the Requisite Stockholder Majority agree. In addition, the fee agreement provided for reimbursements by AMCE to

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 17—RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 18—SUBSEQUENT EVENTS

        Subsequent to October 2, 2008, the Board of Directors and Stockholders of Parent agreed to sell all of its interests in Cinemex which operates 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area to Entretenimiento GM de Mexico S.A. de C.V ("Entretenimiento"). The Cinemex

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 2, 2008

(Unaudited)

NOTE 18—SUBSEQUENT EVENTS (Continued)

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

        On May 2, 2008, the Company's Board of Directors approved revisions to our Postretirement Medical and Life Insurance Plan effective January 1, 2009 and on October 2, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to implement the changes, we recognized $5,969,000 of negative prior service cost in other comprehensive income during the twenty six weeks ended October 2, 2008. The negative prior service cost will be amortized over the active participants' future service to full eligibility of approximately 11 years starting on July 3, 2008. The measurement date used to determine the negative prior service cost was July 3, 2008. See Note 1—Restatement of Financial Statements.

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

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	% Change	October 2, 2008	September 27, 2007	% Change
	restated(1)			restated(1)
	(Dollars in thousands, except operating data)
Revenues
U.S. and Canada theatrical exhibition
Admissions	$400,924	$451,862	-11.3%	$814,435	$840,547	-3.1%
Concessions	158,383	178,716	-11.4%	326,810	344,064	-5.0%
Other theatre	15,278	19,169	-20.3%	30,311	35,709	-15.1%

	574,585	649,747	-11.6%	1,171,556	1,220,320	-4.0%

International theatrical exhibition
Admissions	28,392	26,511	7.1%	54,095	54,700	-1.1%
Concessions	19,533	17,487	11.7%	36,964	36,366	1.6%
Other theatre	8,007	7,659	4.5%	15,924	12,510	27.3%

	55,932	51,657	8.3%	106,983	103,576	3.3%

Total revenues	$630,517	$701,404	-10.1%	$1,278,539	$1,323,896	-3.4%

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	October 2, 2008	September 27, 2007	% Change	October 2, 2008	September 27, 2007	% Change
	restated(1)			restated(1)
	(Dollars in thousands, except operating data)
Cost of Operations
U.S. and Canada theatrical exhibition
Film exhibition costs	$213,037	$239,978	-11.2%	$439,106	$449,457	-2.3%
Concession costs	16,254	19,190	-15.3%	34,386	36,915	-6.9%
Operating expense	151,207	157,087	-3.7%	298,302	301,471	-1.1%
Rent	110,598	107,769	2.6%	220,624	213,176	3.5%
Preopening expense	1,185	376	*	3,060	2,341	30.7%
Theatre and other closure (income) expense	(2,209)	(1,628)	35.7%	(2,235)	(16,466)	-86.4%

	490,072	522,772	-6.3%	993,243	986,894	0.6%

International theatrical exhibition
Film exhibition costs	12,641	11,800	7.1%	24,132	24,168	-0.1%
Concession costs	4,593	3,796	21.0%	8,409	8,258	1.8%
Operating expense	13,504	12,529	7.8%	26,920	24,670	9.1%
Rent	7,651	7,812	-2.1%	15,086	15,113	-0.2%
Preopening expense	—	(120)	-100.0%	—	—	—%
Theatre closure	(110)	10	*	(98)	20	*

	38,279	35,827	6.8%	74,449	72,229	3.1%

General and administrative expense:
Merger, acquisition and transaction costs	235	817	-71.2%	252	2,801	-91.0%
Management Fee	1,250	1,250	—%	2,500	2,500	—%
Other	14,571	12,701	14.7%	29,337	25,789	13.8%
Depreciation and amortization	58,097	61,749	-5.9%	116,114	125,438	-7.4%
Disposition of assets and other losses	(374)	(1,698)	-78.0%	(355)	(1,698)	-79.1%

Total costs and expenses	$602,130	$633,418	-4.9%	$1,215,540	$1,213,953	0.1%

*
Percentage change in excess of 100%

(1)
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

        Costs and expenses.    Total costs and expenses decreased 4.9%, or $31,288,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007.

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

        Other.    Other general and administrative expense increased 14.7%, or $1,870,000, during the thirteen weeks ended October 2, 2008 compared to the thirteen weeks ended September 27, 2007 due primarily to an expense of $2,440,000 related to our estimated partial withdrawal liability for a union-sponsored pension plan.

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

        Net Earnings.    Net earnings were $3,828,000 and $36,940,000 for the thirteen weeks ended October 2, 2008 and September 27, 2007, respectively. The decrease in net earnings was primarily due to the recognition of a gain on disposition of HGCSA in the prior year of $18,751,000 and the decrease in attendance due to the change in reporting periods noted above.

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

        Costs and expenses.    Total costs and expenses increased 0.1%, or $1,587,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007.

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

        Other.    Other general and administrative expense increased 13.8%, or $3,548,000, during the twenty-six weeks ended October 2, 2008 compared to the twenty-six weeks ended September 27, 2007. The increase in other general and administrative expenses is primarily due to an expense of $2,440,000 related to our estimated partial withdrawal liability for a union-sponsored pension plan.

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

        Income Tax Provision.    The provision for income taxes from continuing operations was $5,500,000 for the twenty-six weeks ended October 2, 2008 and $33,000,000 for the twenty-six weeks ended September 27, 2007 with the reduction due primarily to the decrease in earnings before income taxes. See Note 11—Income Taxes.

        Net Earnings.    Net earnings were $11,662,000 and $59,027,000 for the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. The decrease in net earnings was primarily due to the recognition of a gain on disposition of HGCSA of $18,751,000, a gain on the disposition of Fandango of $15,977,000, and theatre and other closure income of $16,446,000 which were recorded in the prior year.

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

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $77,493,000 and $95,636,000 during the twenty-six weeks ended October 2, 2008 and September 27, 2007, respectively. The decrease in operating cash flows during the twenty-six weeks ended October 2, 2008 is primarily due to the decrease in net earnings. We had working capital deficits as of October 2, 2008 and April 3, 2008 of $(193,926,000) and $(220,072,000), respectively. Working capital includes $116,313,000 and $134,560,000 of deferred revenues as of October 2, 2008 and April 3, 2008, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $122,808,000 on our Credit Facility to meet these obligations as of October 2, 2008.

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

        The indentures relating to our notes (Fixed Notes due 2012, Notes due 2014 and Notes due 2016) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures and the Parent Term Loan Facility, we could borrow approximately $405,800,000 (assuming an interest rate of 15% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, the indenture relating to our Fixed Notes due 2012 limits our ability to incur liens, which limits our ability to secure any new indebtedness, including new borrowings under our Senior Secured Credit Facility.

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