Form 10-Q/A
period 2009-01-01
AMC ENTERTAINMENT INC
filed 2009-05-20
CIK 722077

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

        Explanatory Note:    AMC Entertainment Inc. hereby amends Parts I and II of its Quarterly Report on Form 10-Q for the quarterly period ended January 1, 2009 ("Original Filing") to include amended Item 1. Financial Statements (unaudited), Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 4. Controls and Procedures and Item 6. Exhibits to give effect to the restatement of the financial statements for the reason described below.

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

        The impact of the correction of this error, decreased G&A Other by approximately $0.1 million, decreased loss from continuing operations before income taxes by $0.1 million, increased the provision for income taxes by $2.8 million and increased net loss by approximately $2.7 million for the thirteen weeks ended January 1, 2009.

        The impact of the correction of this error, increased G&A Other by approximately $5.7 million, increased loss from continuing operations before income taxes by $5.7 million and increased net loss by approximately $5.5 million for the thirty-nine weeks ended January 1, 2009. The impact on the balance sheet was to increase other current assets by $0.2 million, increase other comprehensive income (OCI) by $5.7 million and increase stockholder's equity by approximately $0.2 million. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The information contained in this Form 10-Q/A has not been updated to reflect other events, other than those identified above related to the restatement, occurring after February 13, 2009, the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Without limitation of the foregoing, this filing does not purport to update Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Original Filing of the January 1, 2009 Form 10-Q for any information, uncertainties, transactions, risks, events or trends known to management occurring subsequent to the filing of the original January 1, 2009 Form 10-Q. More current information is contained in the Company's other filings with the Securities and Exchange Commission.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
	(restated)		(restated)
	(unaudited)		(unaudited)
Revenues
Admissions	$376,917	$360,617	$1,198,365	$1,207,949
Concessions	148,757	141,490	478,507	488,536
Other revenue	13,261	18,667	44,292	55,113

Total revenues	538,935	520,774	1,721,164	1,751,598

Costs and Expenses
Film exhibition costs	193,098	184,136	635,400	636,922
Concession costs	16,000	14,874	51,017	52,254
Operating expense	144,671	145,776	446,562	451,323
Rent	111,724	109,376	336,873	327,220
General and administrative:
Merger, acquisition and transaction costs	306	720	558	3,521
Management fee	1,250	1,250	3,750	3,750
Other	10,731	9,159	33,772	29,441
Preopening expense	1,481	2,705	4,541	5,046
Theatre and other closure expense (income)	269	1,064	(2,064)	(15,382)
Depreciation and amortization	50,464	54,141	151,520	165,958
Impairment of long-lived assets	73,547	—	73,547	—
Disposition of assets and other gains	219	85	(136)	(1,613)

Total costs and expenses	603,760	523,286	1,735,340	1,658,440

Other expense (income)
Other	(1,889)	(2,094)	(11,793)	(11,119)
Interest expense
Corporate borrowings	29,571	32,037	88,239	98,001
Capital and financing lease obligations	1,497	1,870	4,492	4,844
Equity in earnings of non-consolidated entities	(6,033)	(7,507)	(15,739)	(34,932)
Investment income	(925)	(1,626)	(1,477)	(22,184)

Total other expense	22,221	22,680	63,722	34,610

Earnings (loss) from continuing operations before income taxes	(87,046)	(25,192)	(77,898)	58,548
Income tax provision (benefit)	232	(16,371)	3,500	14,520

Earnings (loss) from continuing operations	87,278	(8,821)	(81,398)	44,028
Earnings (loss) from discontinued operations, net of income taxes	2,635	(2,356)	8,417	3,822

Net earnings (loss)	$(84,643)	$(11,177)	$(72,981)	$47,850

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 1, 2009	April 3, 2008
	(restated)
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$404,030	$106,181
Receivables, net of allowance for doubtful accounts of $1,328 as of January 1, 2009 and $1,597 as of April 3, 2008	65,687	46,844
Other current assets	65,328	74,166
Current assets held for sale	2,053	—

Total current assets	537,098	227,191
Property, net	988,407	1,250,406
Intangible assets, net	167,112	206,674
Goodwill	1,846,253	2,048,865
Other long-term assets	97,511	111,846
Noncurrent assets held for sale	—	2,300

Total assets	$3,636,381	$3,847,282

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$178,228	$177,354
Accrued expenses and other liabilities	128,706	114,596
Deferred revenues and income	140,961	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	9,828	20,753

Total current liabilities	457,723	447,263
Corporate borrowings	1,498,025	1,598,534
Capital and financing lease obligations	58,142	66,368
Deferred revenues—for exhibitor services agreement	248,443	250,312
Other long-term liabilities	298,483	351,310

Total liabilities	$2,560,816	$2,713,787

Stockholder's equity:
Common Stock, 1 share issued as of January 1, 2009 and April 3, 2008 with 1¢ par value	—	—
Additional paid-in capital	1,174,554	1,190,651
Accumulated other comprehensive earnings (loss)	27,562	(3,668)
Accumulated deficit	(126,551)	(53,488)

Total stockholder's equity	1,075,565	1,133,495

Total liabilities and stockholder's equity	$3,636,381	$3,847,282

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007
	(restated)
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings (loss)	$(72,981)	$47,850
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	172,590	187,762
Non-cash portion of stock-based compensation	2,323	955
Non-cash portion of pension and postretirement expense (income)	(492)	1,243
Impairment of long-lived assets	73,547	—
Deferred income taxes	(84)	11,222
Equity in (earnings) losses from investments, net of distributions	6,424	(18,705)
Disposition of assets and other gains	(2,265)	(16,152)
Gain on disposition of Cinemex	(14,361)	—
Change in assets and liabilities:
Receivables	(24,244)	(20,784)
Other assets	2,261	(2,543)
Accounts payable	40,261	31,582
Accrued expenses and other liabilities	31,385	8,009
Other, net	(8,064)	(3,027)

Net cash provided by operating activities	206,300	227,412

Cash flows from investing activities:
Capital expenditures, net	(78,390)	(99,395)
Construction project costs reimbursable by landlord	—	(3,388)
Net change in reimbursable construction advances	1,452	(3,420)
Partnership investments	(2,257)	(4,248)
Proceeds from disposition of Cinemex, net of cash disposed	224,686	—
Proceeds from disposition of Fandango	2,383	17,977
Proceeds from disposition of HGCSA	—	28,682
Proceeds from restricted cash	—	1,513
LCE screen integration	(4,342)	(7,481)
Proceeds on disposition of long-term assets	—	175
Software licensing and development	(13,216)	(10,162)
Other, net	2,746	(817)

Net cash provided by (used in) investing activities	133,062	(80,564)

Cash flows from financing activities:
Proceeds from financing lease obligations	—	16,872
Repayment of Cinemex Credit Facility	—	(12,100)
Principal payments under mortgages and capital and financing lease obligations	(2,690)	(5,212)
Principal payments under Term Loan B	(4,875)	(4,875)
Change in construction payables	(12,275)	3,643
Dividends paid to Marquee Holdings Inc.	(18,420)	(275,000)

Net cash used in financing activities	(38,260)	(276,672)
Effect of exchange rate changes on cash and equivalents	(3,253)	(1,450)

Net increase (decrease) in cash and equivalents	297,849	(131,274)
Cash and equivalents at beginning of period	106,181	317,163

Cash and equivalents at end of period	$404,030	$185,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest (including amounts capitalized of $416 and $1,018)	$70,549	$82,729
Income taxes paid	14,181	15,375
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$4,600

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 1, 2009

(Unaudited)

NOTE 1—RESTATEMENT OF FINANCIAL STATEMENTS

        In connection with the preparation of its financial statements in May 2009 for the year ended April 2, 2009, the Company determined that the effect of the revisions to its post-retirement medical and life insurance plan (see Note 13) should have been accounted for as a negative plan amendment in accordance with FAS 106, Employers' Accounting for Postretirement Benefits Other than Pensions, rather than as a curtailment of plan benefits. Accordingly, the Company has restated its financial statements as of and for the thirteen and thirty-nine weeks ended January 1, 2009 to reverse the previously recorded curtailment gain of $6 million, and to commence amortizing as of July 3, 2008, the negative prior service cost of $6 million resulting from the negative plan amendment over the active participants' expected future service periods (approximately 11 years) to full eligibility. There was no impact on net cash provided by operating activities as a result of the above mentioned items or any impact on any period prior to fiscal 2009.

        The net effects of the adjustments recorded to restate the financial statements are summarized as follows (dollars in thousands):

	Thirteen weeks ended January 1, 2009
Financial Statement Line items	Previously Reported	Adjustments	Restated
G&A-Other	$10,867	$(136)	$10,731
Loss from continuing operations before income taxes	(87,182)	136	(87,046)
Income tax provision (benefit)(1)	(2,568)	2,800	232
Net loss	(81,979)	(2,664)	(84,643)

(1)
See Note 12—Income taxes for a discussion of the Company's determination of income taxes for interim periods.

	Thirty-nine weeks ended January 1, 2009
Financial Statement Line items	Previously Reported	Adjustments	Restated
G&A-Other	$28,075	$5,697	$33,772
Loss from continuing operations before income taxes	(72,201)	(5,697)	(77,898)
Income tax provision	3,700	(200)	3,500
Net loss	(67,484)	(5,497)	(72,981)
	As of October 2, 2008
Financial Statement Line items	Previously Reported	Adjustments	Restated
Other current assets	$65,128	$200	$65,328
OCI	21,865	5,697	27,562
Stockholder's Equity	1,075,365	200	1,075,565

        All previously reported amounts affected by the restatement that appear elsewhere in these footnotes to the consolidated financial statements have also been restated.

NOTE 2—BASIS OF PRESENTATION

        AMC Entertainment Inc. ("AMC Entertainment", "AMCE", or the "Company") is organized as an intermediate holding company. Our principal directly owned subsidiaries are American Multi-

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 2—BASIS OF PRESENTATION (Continued)

Cinema, Inc. ("AMC") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our theatrical exhibition business through AMC and its subsidiaries and AMCEI.

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

January 1, 2009

(Unaudited)

NOTE 2—BASIS OF PRESENTATION (Continued)

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

        Goodwill and Other Intangible Assets.    The Company's recorded goodwill was $1,846,253,000 and $2,048,865,000 as of January 1, 2009 and April 3, 2008, respectively and unamortized trademark intangible assets were $74,000,000 as of January 1, 2009 and $81,194,000 as of April 3, 2008. The Company evaluates goodwill for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that reduce the fair value for a reporting unit

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 2—BASIS OF PRESENTATION (Continued)

below its carrying amount. Goodwill is recorded in the Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating its recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value based on a contemporaneous valuation using discounted cash flows and reflecting market conditions which it believes is an appropriate method to determine fair value. There is considerable management judgment with respect to the cash flow estimates and appropriate discount factors and market multiples used in determining fair value.

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

NOTE 3—DISCONTINUED OPERATIONS

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        The Company acquired Cinemex in January 2006 as part of a larger acquisition of Loews Cineplex Entertainment Corporation. The Company does not operate any other theatres in Mexico and has divested of the majority of its other investments in international theatres in Japan, Hong Kong, Spain, Portugal, Sweden, Argentina, Brazil, Chile, and Uruguay over the past several years as part of its overall business strategy.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 4—COMPREHENSIVE EARNINGS (LOSS), RESTATED

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
	(restated)		(restated)
Net earnings (loss)	$(84,643)	$(11,177)	$(72,981)	$47,850
Foreign currency translation adjustment	26,630	455	23,666	(7,836)
Pension and other benefit adjustments	306	(220)	5,960	(785)
Change in fair value of cash flow hedges	(2,575)	(2,281)	(1,910)	(2,060)
Losses (gains) on interest rate swaps reclassified to interest expense: corporate borrowings	824	(99)	3,233	738
Decrease (increase) in unrealized loss on marketable securities	965	(62)	281	232

Total comprehensive earnings (loss)	$(58,493)	$(13,384)	$(41,751)	$38,139

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	U.S. and Canada	International	Total
Balance as of April 3, 2008	$1,846,253	$202,612	$2,048,865
Currency translation adjustment	—	(45,977)	(45,977)
Disposition of Cinemex	—	(156,635)	(156,635)

Balance as of January 1, 2009	$1,846,253	$—	$1,846,253

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

NOTE 6—STOCKHOLDER'S EQUITY, RESTATED

        AMCE has one share of Common Stock issued as of January 1, 2009 which is owned by Holdings. Holdings has one share of Common Stock issued as of January 1, 2009 which is owned by Parent.

        On October 2, 2008, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $18,420,000. Holdings and Parent used the available funds to make a cash interest payment on the 12% Senior Discount Notes due 2014, repurchase treasury stock and make payments

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 6—STOCKHOLDER'S EQUITY, RESTATED (Continued)

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

        As the employees to whom the options were granted are employed by the Company, the Company is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term. The options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009. The options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008. Vesting may accelerate for certain participants if there is a change of control (as defined in the plan). The Company has recorded $774,000 and $(65,000) of stock-based compensation expense related to these options within general and administrative: other during the thirteen weeks ended January 1, 2009, and December 27, 2007, respectively. The Company has recorded $2,323,000 and $955,000 of stock-based compensation expense related to these options within general and administrative: other during the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $2,323,000 during fiscal 2009. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS No. 123(R), Shared-Based Payment (Revised), ("SFAS 123(R)") and Staff Accounting Bulletins No. 107 and 110, Share Based Payments.

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

NOTE 7—INVESTMENTS (Continued)

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

NOTE 7—INVESTMENTS (Continued)

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

NOTE 8—DERIVATIVE INSTRUMENTS

        The Company enters into interest rate swap agreements with major banks and institutional lenders as part of its interest rate risk management strategy. The objective for holding these derivative

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 8—DERIVATIVE INSTRUMENTS (Continued)

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

January 1, 2009

(Unaudited)

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(1)
The Company recognized an impairment loss of $1,512,000 recorded in investment income related to unrealized losses previously recorded in accumulated other comprehensive income on

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 9—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 10—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

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

NOTE 11—ASSET HELD FOR SALE

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

NOTE 12—INCOME TAXES, RESTATED

  Effective income tax rate

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007
	(restated)
Federal statutory rate	35.0%	35.0%
Fiscal 2007 change in APB 23 assertion	—	(10.6)
Change in FIN 48 reserve	—	(9.2)
Valuation allowance	(34.8)	(0.3)
State income taxes, net of federal tax benefit	(4.7)	7.8
Permanent items	(0.2)	0.6
Other, net	0.2	1.5

Effective tax rate	(4.5)%	24.8%

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

January 1, 2009

(Unaudited)

NOTE 12—INCOME TAXES, RESTATED (Continued)

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

NOTE 13—EMPLOYEE BENEFIT PLANS, RESTATED

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

        Effective March 29, 2007, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R), ("SFAS 158"). SFAS 158 requires that, effective for fiscal years ending after December 15, 2008 the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities from January 1 to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 13—EMPLOYEE BENEFIT PLANS, RESTATED (Continued)

$82,000 loss to fiscal 2009 opening accumulated deficit and a $411,000 unrealized loss to other comprehensive income.

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to implement the changes, the Company recognized $5,969,000 of negative prior service cost in other comprehensive income during the thirty-nine weeks ended January 1, 2009. The negative prior service cost will be amortized over the active participants' future service to full eligibility of approximately 11 years starting on July 3, 2008. The measurement date used to determine the net negative prior service cost was July 3, 2008.

        The Company made its annual pension contribution of $2,000,000 during its second quarter of fiscal 2009.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended January 1, 2009 and December 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
			(restated)
Components of net periodic benefit cost:
Service cost	$98	$183	$59	$208
Interest cost	1,166	1,100	312	381
Expected return on plan assets	(1,274)	(1,151)	—	—
Amortization of gain	(404)	(215)	(159)	—
Amortization of transition obligation	8	10	—	—

Net periodic benefit cost (income)	$(406)	$(73)	$212	$589

        Net periodic benefit cost recognized for the plans during the thirty-nine weeks ended January 1, 2009 and December 27, 2007 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
			(restated)
Components of net periodic benefit cost:
Service cost	$324	$379	$343	$624
Interest cost	3,365	3,300	799	1,143
Expected return on plan assets	(3,823)	(3,453)	—	—
Amortization of gain	(1,210)	(780)	(318)	—
Amortization of transition obligation	28	30	—	—

Net periodic benefit cost (income)	$(1,316)	$(524)	$824	$1,767

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 13—EMPLOYEE BENEFIT PLANS, RESTATED (Continued)

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

NOTE 14—OPERATING SEGMENT

        The Company reports information about operating segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131"). SFAS 131 requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. In the third quarter of fiscal 2009, the Company has identified one reportable segment for its theatrical exhibition operations. Previously, the Company had three operating segments which consisted of United States and Canada Theatrical Exhibition, International Theatrical Exhibition, and Other. The reduction in the number of operating segments was a result of the disposition of Cinemex in December 2008. Cinemex was previously reported in the International Theatrical Exhibition operating segment and accounted for a substantial majority of that segment. In addition, in the second quarter of fiscal 2009, the Company consolidated the Other operating segment with the United States and Canada Theatrical Exhibition operating segment due to a previous contribution of advertising net assets to NCM. In the third quarter of fiscal 2009, the United States and Canada Theatrical Exhibition operating segment was renamed the Theatrical Exhibition operating segment.

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION, RESTATED

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended January 1, 2009:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$370,719	$6,198	$—	$376,917
Concessions	—	146,214	2,543	—	148,757
Other revenue	—	12,910	351	—	13,261

Total revenues	—	529,843	9,092	—	538,935

Costs and Expenses
Film exhibition costs	—	190,105	2,993	—	193,098
Concession costs	—	15,503	497	—	16,000
Operating expense	—	141,500	3,171	—	144,671
Rent	—	108,658	3,066	—	111,724
General and administrative:
Merger, acquisition and transaction costs	—	306	—	—	306
Management fee	—	1,250	—	—	1,250
Other	—	10,707	24	—	10,731
Preopening expense	—	1,481	—	—	1,481
Theatre and other closure expense	—	261	8	—	269
Depreciation and amortization	—	49,914	550	—	50,464
Impairment of long-lived assets	—	73,547	—	—	73,547
Disposition of assets and other losses	—	219	—	—	219

Total costs and expenses	—	593,451	10,309	—	603,760

Other expense (income)
Equity in net earnings (loss) of subsidiaries	88,634	4,742	—	(93,376)	—
Other income	—	(1,889)	—	—	(1,889)
Interest expense
Corporate borrowings	29,553	38,748	—	(38,730)	29,571
Capital and financing lease obligations	—	1,497	—	—	1,497
Equity in earnings of non-consolidated entities	(128)	(6,844)	939	—	(6,033)
Investment income	(33,202)	(6,439)	(14)	38,730	(925)

Total other expense (income)	84,857	29,815	925	(93,376)	22,221

Loss from continuing operations before income taxes	(84,857)	(93,423)	(2,142)	93,376	(87,046)
Income tax provision (benefit)	1,500	(1,800)	532	—	232

Loss from continuing operations	(86,357)	(91,623)	(2,674)	93,376	(87,278)
Earnings (loss) from discontinued operations, net of income taxes	1,714	2,989	(2,068)	—	2,635

Net loss	$(84,643)	$(88,634)	$(4,742)	$93,376	$(84,643)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirty-nine weeks ended January 1, 2009 (restated):

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,177,674	$20,691	$—	$1,198,365
Concessions	—	469,602	8,905	—	478,507
Other revenue	—	43,049	1,243	—	44,292

Total revenues	—	1,690,325	30,839	—	1,721,164

Costs and Expenses
Film exhibition costs	—	625,528	9,872	—	635,400
Concession costs	—	49,425	1,592	—	51,017
Operating expense	—	436,148	10,414	—	446,562
Rent	—	326,670	10,203	—	336,873
General and administrative:
Merger, acquisition and transaction costs	—	558	—	—	558
Management fee	—	3,750	—	—	3,750
Other	—	33,676	96	—	33,772
Preopening expense	—	4,541	—	—	4,541
Theatre and other closure income	—	(1,975)	(89)	—	(2,064)
Depreciation and amortization	—	149,832	1,688	—	151,520
Impairment of long-lived assets	—	73,547	—	—	73,547
Disposition of assets and other gains	—	(136)	—	—	(136)

Total costs and expenses	—	1,701,564	33,776	—	1,735,340

Other expense (income)
Equity in net earnings (loss) of subsidiaries	81,754	1,625	—	(83,379)	—
Other income	—	(11,793)	—	—	(11,793)
Interest expense
Corporate borrowings	88,473	115,613	—	(115,847)	88,239
Capital and financing lease obligations	—	4,309	183	—	4,492
Equity in earnings of non-consolidated entities	(1,249)	(17,132)	2,642	—	(15,739)
Investment income	(98,983)	(17,918)	(423)	115,847	(1,477)

Total other expense	69,995	74,704	2,402	(83,379)	63,722

Loss from continuing operations before income taxes	(69,995)	(85,943)	(5,339)	83,379	(77,898)
Income tax provision (benefit)	4,700	(1,200)	—	—	3,500

Loss from continuing operations	(74,695)	(84,743)	(5,339)	83,379	(81,398)
Earnings (loss) from discontinued operations, net of income taxes	1,714	2,989	3,714	—	8,417

Net loss	$(72,981)	$(81,754)	$(1,625)	$83,379	$(72,981)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of January 1, 2009: (restated)

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$354,845	$49,185	$—	$404,030
Receivables, net	2,270	62,780	637	—	65,687
Other current assets	—	62,962	2,366	—	65,328
Current assets held for sale	—	2,053	—	—	2,053

Total current assets	2,270	482,640	52,188	—	537,098
Investment in equity of subsidiaries	(155,466)	113,112	—	42,354	—
Property, net	—	971,596	16,811	—	988,407
Intangible assets, net	—	167,112	—	—	167,112
Intercompany advances	2,737,941	(2,818,576)	80,635	—	—
Goodwill	—	1,846,253	—	—	1,846,253
Other long-term assets	25,125	66,584	5,802	—	97,511

Total assets	$2,609,870	$828,721	$155,436	$42,354	$3,636,381

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$176,640	$1,588	$—	$178,228
Accrued expenses and other liabilities	28,239	99,821	646	—	128,706
Deferred revenues and income	—	140,607	354	—	140,961
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,328	—	—	9,828

Total current liabilities	34,739	420,396	2,588	—	457,723
Corporate borrowings	1,498,025	—	—	—	1,498,025
Capital and financing lease obligations	—	51,492	6,650	—	58,142
Deferred revenues—for exhibitor services agreement	—	248,443	—	—	248,443
Other long-term liabilities	1,541	263,856	33,086	—	298,483

Total liabilities	1,534,305	984,187	42,324	—	2,560,816
Stockholder's equity (deficit)	1,075,565	(155,466)	113,112	42,354	1,075,565

Total liabilities and stockholder's equity	$2,609,870	$828,721	$155,436	$42,354	$3,636,381

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

NOTE 15—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

        Michael Bateman v. American Multi-Cinema, Inc.    (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 24, 2008, the District Court denied plaintiff's renewed motion for class certification. Plaintiff has appealed this decision and

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 17—NEW ACCOUNTING PRONOUNCEMENTS

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

January 1, 2009

(Unaudited)

NOTE 17—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date for nonfinancial assets and liabilities, except

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2009

(Unaudited)

NOTE 17—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Statement was effective at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement did not have a material impact on the Company's consolidated financial position and results of operations. Please refer to Note 9—Fair Value of Financial Instruments for additional information. Due to the deferral, the Company has delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. The Company is in the process of evaluating the impact related to the Company's nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

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

January 1, 2009

(Unaudited)

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

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

        On May 2, 2008, our Board of Directors approved revisions to our Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. The revisions were accounted for as a negative plan amendment in accordance with FAS 106. As a result of these revisions and restating this plan to implement the changes, we recognized $5,969,000 of negative prior service cost in other comprehensive income during the thirty-nine weeks ended January 1, 2009. The negative prior service cost will be amortized over the active participants' future service to full eligibility of approximately 11 years starting on July 3, 2008. The measurement date used to determine the net negative prior service cost was July 3, 2008. See Note 1—Restatement of Financial Statements.

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

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	% Change	January 1, 2009	December 27, 2007	% Change
	(restated)(4)			(restated)(4)
	(Dollars in thousands, except operating data)
Revenues
Theatrical exhibition
Admissions	$376,917	$360,617	4.5%	$1,198,365	$1,207,949	-0.8%
Concessions	148,757	141,490	5.1%	478,507	488,536	-2.1%
Other theatre	13,261	18,667	-29.0%	44,292	55,113	-19.6%

Total revenues	$538,935	$520,774	3.5%	$1,721,164	$1,751,598	-1.7%

Cost of Operations
Theatrical exhibition
Film exhibition costs	$193,098	$184,136	4.9%	$635,400	$636,922	-0.2%
Concession costs	16,000	14,874	7.6%	51,017	52,254	-2.4%
Operating expense	144,671	145,776	-0.8%	446,562	451,323	-1.1%
Rent	111,724	109,376	2.1%	336,873	327,220	3.0%
Preopening expense	1,481	2,705	-45.2%	4,541	5,046	-10.0%
Theatre and other closure (income) expense	269	1,064	-74.7%	(2,064)	(15,382)	-86.6%

	467,243	457,931	2.0%	1,472,329	1,457,383	1.0%

General and administrative expense:
Merger, acquisition and transaction costs	306	720	-57.5%	558	3,521	-84.2%
Management Fee	1,250	1,250	—%	3,750	3,750	—%
Other	10,731	9,159	17.2%	33,772	29,441	-14.7%
Depreciation and amortization	50,464	54,141	-6.8%	151,520	165,958	-8.7%
Impairment of long-lived assets	73,547	—	*	73,547	—	*
Disposition of assets and other losses	219	85	*	(136)	(1,613)	*

Total costs and expenses	$603,760	$523,286	15.4%	$1,735,340	$1,658,440	4.6%

*
Percentage change in excess of 100%

(4)
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

    (3)
    Includes consolidated theatres only.

    (4)
    See previous page

        A reconciliation of earnings (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	January 1, 2009	December 27, 2007	January 1, 2009	December 27, 2007
Earnings (loss) from continuing operations before income taxes	$(87,046)	$(25,192)	$(77,898)	$58,548
Plus:
Interest expense	31,068	33,907	92,731	102,845
Depreciation and amortization	50,464	54,141	151,520	165,958
Impairment of long-lived assets	73,547	—	73,547	—
Preopening expense	1,481	2,705	4,541	5,046
Theatre and other closure income	269	1,064	(2,064)	(15,382)
Disposition of assets and other (gains) losses	219	85	(136)	(1,613)
Equity in earnings of non-consolidated entities	(6,033)	(7,507)	(15,739)	(34,932)
Investment income	(925)	(1,626)	(1,477)	(22,184)
Other income(1)	—	—	—	(1,246)
General and administrative expense—unallocated:
Merger and acquisition costs	306	720	558	3,521
Management fee	1,250	1,250	3,750	3,750
Other(2)	10,731	9,159	33,772	29,441

Adjusted EBITDA	$75,331	$68,706	$263,105	$293,752

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

        Costs and expenses.    Total costs and expenses increased 15.4%, or $80,474,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007. Film exhibition costs increased 4.9%, or $8,962,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 51.2% in the current period and 51.1% in the prior year period. Concession costs increased 7.6%, or $1,126,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due to the increase in concession revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.8% in the current period compared with 10.5% in the prior period. As a percentage of revenues, operating expense was 26.8% in the current period as compared to 28.0% in the prior period. Rent expense increased 2.1%, or $2,348,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due primarily to the opening of new theatres. Preopening expense decreased $1,224,000 during the thirteen weeks ended January 1, 2009 due to a decline in screen additions. During the thirteen weeks ended January 1, 2009, we recognized $269,000 of theatre and other closure expense due primarily to accretion of the closure liability related to theatres closed during prior periods.

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

        Other.    Other general and administrative expense increased 17.2%, or $1,572,000, during the thirteen weeks ended January 1, 2009 compared to the thirteen weeks ended December 27, 2007 due primarily to an expense of $2,839,000 related to our partial withdrawal liability for a union-sponsored pension plan partially offset by a decrease in incentive compensation expense related to declines in operating performance.

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

        Income Tax Provision (Benefit).    The income tax provision (benefit) from continuing operations was $232,000 for the thirteen weeks ended January 1, 2009 and ($16,371,000) for the thirteen weeks ended December 27, 2007.

        Loss from Discontinued Operations, Net.    On December 29, 2008 we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. See Note 3- Discontinued Operations for the components of the loss from discontinued operations.

        Net Loss.    Net losses were $84,643,000 and $11,177,000 for the thirteen weeks ended January 1, 2009 and December 27, 2007, respectively. The increase in net loss was primarily due to impairment charges of $73,547,000.

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

        Costs and expenses.    Total costs and expenses increased 4.6%, or $76,900,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007. Film exhibition costs decreased 0.2%, or $1,522,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due to the decrease in admissions revenues partially offset by an increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 53.0% in the current period as compared with 52.7% in the prior period. Concession costs decreased 2.4%, or $1,237,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due to the decrease in concession revenues and a decrease in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.7% in the current period and 10.7% in the prior period. As a percentage of revenues, operating expense was 25.9% in the current period as compared to 25.8% in the prior period. Rent expense increased 3.0%, or $9,653,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007 due primarily to the opening of new theatres. Preopening expense decreased $505,000 during the thirty-nine weeks ended January 1, 2009 due to a decline in screen additions. During the thirty-nine weeks ended January 1, 2009 we recognized $2,064,000 of theatre and other closure income primarily due to lease terminations negotiated on favorable terms for two theaters closed during the thirty-nine weeks ended January 1, 2009. During the thirty-nine weeks ended December 27, 2007, we recognized $15,382,000 of theatre and other closure income due primarily to a lease termination negotiated on favorable terms for four of our theatres that were closed during the thirty-nine weeks ended December 27, 2007 or where the lease was terminated during this period.

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

        Other.    Other general and administrative expense increased 14.7%, or $4,331,000, during the thirty-nine weeks ended January 1, 2009 compared to the thirty-nine weeks ended December 27, 2007. The increase in other general and administrative expenses is primarily due to an expense of $5,279,000 related to our partial withdrawal liability for a union-sponsored pension plan partially offset by a decrease of $1,044,000 in incentive compensation expense related to declines in operating performance.

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

        Income Tax Provision.    The provision for income taxes from continuing operations was $3,500,000 for the thirty-nine weeks ended January 1, 2009 and $14,520,000 for the thirty-nine weeks ended December 27, 2007 with the reduction due primarily to the decrease in earnings from continuing operations before income taxes. See Note 12- Income Taxes.

        Earnings from Discontinued Operations, Net.    On December 29, 2008 we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. See Note 3- Discontinued Operations for the components of the earnings from discontinued operations.

        Net Earnings (Loss).    Net earnings (loss) were $(72,981,000) and $47,850,000 for the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. The decrease in net earnings was primarily due to impairment charges of $73,547,000 in the current year and the recognition of a gain on disposition of HGCSA of $18,751,000, a gain on the disposition of Fandango of $15,977,000 and theatre and other closure income of $15,382,000 which were recorded in the prior year.

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

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $206,300,000 and $227,412,000 during the thirty-nine weeks ended January 1, 2009 and December 27, 2007, respectively. The decrease in operating cash flows during the thirty-nine weeks ended January 1, 2009 is primarily due to the decrease in net earnings which was partially offset by an increase in non-cash impairment charges. We had working capital surplus (deficit) as of January 1, 2009 and April 3, 2008 of $79,375,000 and $(220,072,000), respectively. Working capital includes $140,961,000 and $134,560,000 of deferred revenues as of January 1, 2009 and April 3, 2008, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $185,831,000 on our Credit Facility to meet these obligations as of January 1, 2009.

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

        The indentures relating to our notes (Fixed Notes due 2012, Notes due 2014 and Notes due 2016) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures and the Parent Term Loan Facility, we could borrow approximately $1,130,312,000 (assuming an interest rate of 12% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, the indenture relating to our Fixed Notes due 2012 limits our ability to incur liens, which limits our ability to secure any new indebtedness, including new borrowings under our Senior Secured Credit Facility.

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

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of SFAS 157 ("FSP 157-2"), which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Statement was effective at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 9—Fair Value of Financial Instruments for additional information. Due to the deferral, we have delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. We are in the process of evaluating the impact related to our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

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