Form 10-K
period 2009-04-02
AMC ENTERTAINMENT INC
filed 2009-05-21
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

        No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of May 8, 2009
Common Stock, 1¢ par value	1

DOCUMENTS INCORPORATED BY REFERENCE
None

AMC ENTERTAINMENT INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 2, 2009
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

  •
  the popularity of major motion picture releases;

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

PART I

Item 1.    Business

(a)   General Development of Business

        AMC Entertainment Inc. ("AMC Entertainment", "AMCE", or the "Company") is organized as an intermediate holding company. Our principal directly owned subsidiaries are American Multi- Cinema, Inc. ("AMC") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our theatrical exhibition business through AMC and its subsidiaries and AMCEI.

        We were founded in Kansas City, Missouri in 1920. AMCE was incorporated under the laws of the state of Delaware on June 13, 1983. We maintain our principal executive offices at 920 Main Street, Kansas City, Missouri 64105. Our telephone number at such address is (816) 221-4000.

        In December 2004, we completed a merger in which AMC Entertainment was acquired by Marquee Holdings Inc. ("Holdings"), a newly created investment vehicle owned by J.P. Morgan Partners (BHCA) L.P. and certain other affiliated funds managed by J.P. Morgan Partners, LLC (collectively, "JPMP") and Apollo Investment Fund V, L.P. and certain related investment funds (collectively, "Apollo" and together with JPMP, the "Marquee Sponsors") and certain other co-investors. Marquee Inc. ("Marquee"), a wholly-owned subsidiary of Holdings, merged with and into AMC Entertainment, with AMC Entertainment as the surviving entity. Pursuant to the terms of the merger, each issued and outstanding share of AMC Entertainment's common stock and Class B stock was converted into the right to receive $19.50 in cash and each issued and outstanding share of AMC Entertainment's preferred stock was converted into the right to receive $2,727.27 in cash. The total amount of consideration paid in the merger was approximately $1,670,000,000. Marquee was a company formed on July 16, 2004. AMC Entertainment is treated for accounting purposes as the "Predecessor" for periods prior to the merger. Upon the consummation of the merger, AMC Entertainment and its parent Holdings were the surviving reporting entities (collectively the "Successor"). The merger was treated as a purchase with Marquee being the "accounting acquiror" in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree and Predecessor, AMC Entertainment, as of December 23, 2004, the merger date. The consolidated financial statements presented herein are those of the accounting acquiror from its inception on July 16, 2004 through April 2, 2009.

        In March 2005, we commenced an organizational restructuring of corporate functions. Our new organizational system flattened management structure and aligned systems, resources and areas of expertise to promote faster communication. The primary goal of the restructuring was to create a simplified organizational structure to enable us to position ourselves in a manner we believe will best serve our existing guests while setting the stage to handle growth with improved infrastructure.

        We recorded $4,926,000 and $3,980,000 of expenses related to one-time termination benefits and other costs related to the displacement of approximately 200 associates as part of the organizational restructuring and the contribution of assets by us to National CineMedia, LLC during fiscal 2005 and fiscal 2006, respectively.

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

        In January 2006, Holdings merged with LCE Holdings Inc. ("LCE Holdings"), the parent of Loews Cineplex Entertainment Corporation ("Loews"), with Holdings continuing as the holding company for the merged businesses, and Loews merged with and into AMC Entertainment, with AMCE continuing after the merger ("the Merger," and collectively, the "Mergers"). LCE Holdings, a company formed by investment funds affiliated with Bain Capital Partners, LLC, or Bain Capital Partners, The Carlyle Group, and Spectrum Equity Investors, acquired 100% of the capital stock of Loews and, indirectly, Cinemex, for an aggregate purchase price of approximately $1,500,000,000 in July 2004. The previous stockholders of Holdings, including affiliates of J.P. Morgan Partners, LLC and Apollo Management, L.P., held approximately 60% of Holdings' outstanding capital stock immediately after the Merger, and the previous stockholders of LCE Holdings, including affiliates of Bain Capital Partners, The Carlyle Group and Spectrum Equity Investors (collectively, the "BCS Investors," and together with J.P. Morgan Partners, LLC and Apollo Management, L.P., the "Sponsors"), held approximately 40% of Holdings' outstanding capital stock immediately after the Merger. Operating results of the acquired theatres are included in our consolidated statements of operations from January 26, 2006.

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

        In May 2006, AMCEI and its subsidiary AMC Entertainment International Limited sold its interests in AMC Entertainment España S.A., which owned and operated 4 theatres with 86 screens in Spain, and Actividades Multi-Cinemas E Espectáculos, LDA, which owned and operated 1 theatre with 20 screens in Portugal, for a sales price of approximately $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of approximately $52,137,000. There was no gain or loss recorded on the sale of Yelmo. We no longer have continuing involvement in the region as a result of the sale of Yelmo, and the results of the operations in Iberia have been classified as discontinued operations as we no longer have operations or significant cash flows from the Iberia component. The operations of the Iberia theatres were previously reported in our International Theatrical exhibition operating segment.

        In March 2005, we formed National CineMedia, LLC ("NCM") with Regal Entertainment Group ("Regal") to combine our screen advertising businesses. In July 2005, Cinemark Holdings, Inc. ("Cinemark") joined the NCM joint venture by contributing its screen advertising business. NCM is a cinema screen advertising venture representing approximately 17,000 North American theatre screens (of which approximately 15,000 are equipped with digital projection capabilities) and reaching over 600,000,000 movie guests annually. As of April 2, 2009, we had an 18.5% interest in NCM, which we accounted for using the equity method.

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

        In connection with the completion of NCM, Inc.'s IPO, we also entered into an Exhibitor Services Agreement ("ESA") with NCM whereby, in exchange for approximately $231,308,000, we agreed to modify NCM's payment obligations under the prior Exhibitor Services Agreement. We have recorded the payment received for modification of the ESA as deferred revenues in our consolidated financial statements. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which we are paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to American Multi-Cinema, Inc., Regal and Cinemark will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. Additionally, we entered into the First Amended and Restated Loews Screen Integration Agreement with NCM pursuant to which we will pay NCM an amount that approximates the EBITDA that NCM would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of NCM, Inc.'s IPO, and NCM issued to us common membership units in NCM, increasing our ownership interest to approximately 33.7%; such Loews payments will be made quarterly until the former screen advertising agreements expired in fiscal 2009. The Loews payments were $15,981,000 through the end of the agreement of which $15,901,000 has been paid through fiscal 2009. We are also required to purchase from NCM any on-screen advertising time provided to our beverage concessionaire at a negotiated rate. In addition, we expect to receive mandatory quarterly distributions of excess cash from NCM pursuant to contractual obligations entered into in connection with the NCM, Inc. IPO. We recorded a change of interest gain of $132,622,000 and received distributions in excess of our investment in NCM related to the redemption of preferred and common units of $106,188,000 as components of equity in earnings of non-consolidated entities during fiscal 2007. Immediately following the NCM, Inc. IPO, we held an 18.6% interest in NCM and as of April 2, 2009, we held an 18.5% interest in NCM.

        We used the proceeds from the preferred unit redemption and the ESA modification payment described above, along with approximately $26,467,000 we received by selling common units in NCM to NCM, Inc. in connection with the exercise of the underwriter's option to purchase additional shares in the NCM, Inc. IPO and cash on hand to redeem our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012. We redeemed our 9 1/2% senior subordinated notes due 2011 on March 19, 2007, and our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012 on March 23, 2007. We refer to the redemption of our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012 in this Form 10-K as the "Bond Redemptions" and we refer to the NCM, Inc. IPO and the other related transactions described above, including the Bond Redemptions, as the "NCM Transactions."

        Also in February 2007, we, along with Cinemark and Regal, entered into a joint venture known as Digital Cinema Implementation Partners LLC, a Delaware limited liability company ("DCIP"), to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Each of AMCE, Cinemark and Regal has an equal ownership interest in DCIP. Travis Reid, one of our current directors and former president and chief executive officer of Loews, is the chief executive officer of DCIP, and DCIP has engaged J.P. Morgan Securities Inc. to assist with the review of a business plan for digital cinema and with identifying and evaluating potential financing and capital structure alternatives. DCIP has signed long-term agreements with six studios and continues negotiations with additional studios that are expected to provide financing for the estimated costs to deploy digital cinema. Future digital cinema developments will be managed by DCIP, subject to financing and to the approval of us, Cinemark and Regal. See "Our Strategy" below.

        In March 2007, the board of directors of Fandango, Inc. ("Fandango"), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the "Fandango Merger Agreement"), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in the first quarter of fiscal 2008. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. We disposed of our investment in Fandango, accounted for using the cost method, for total proceeds of approximately $20,360,000, of which $17,977,000 was received in fiscal 2008 and $2,383,000 was received in fiscal 2009.

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

        In July 2007 we disposed of our investment in Hoyt's General Cinema South America ("HGCSA") for total proceeds of $28,682,000 and recorded a gain on the sale in equity in earnings of non-consolidated entities of $18,751,000. Prior to the sale, we held a 50% interest in HGCSA, an operator of 17 theatres with 160 screens in Argentina, Brazil, Chile, and Uruguay.

        On December 7, 2007, AMC Entertainment announced a joint-venture agreement to install 100 IMAX MPX digital projection systems at our locations in 34 major U.S. markets. We have installed 34 IMAX projection systems during fiscal 2009 and expect to install an additional 45 in fiscal 2010 and the remaining 21 in fiscal 2011. The IMAX projection systems are slated to be installed in many of our top-performing locations in major U.S. markets, including theatres in Chicago, Dallas, Houston, Los Angeles, New York, Philadelphia, San Francisco and Washington D.C.

        On December 29, 2008, we sold all of our interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de

Mexico S.A. de C.V. Under the Stock Purchase Agreement for the transaction, the purchase price was $315,000,000, decreased by the amount of net funded indebtedness of Cinemex and other specified items of $66,859,000. Costs related to the disposition are estimated to be $4,046,000. Additionally, we estimate that we will receive an additional $12,253,000 in the form of tax payments and refunds in later periods and have received an additional $809,000 of purchase price related to a working capital calculation and post closing adjustments subsequent to April 2, 2009 which are included in the gain on disposition. We have recorded a gain on disposition before income taxes of $14,772,000 related to the disposition that is included as discontinued operations.

(b)   Financial Information about Segments

        In fiscal 2009, we identified one reportable segment for our theatrical exhibition operations. Previously, the Company had three operating segments which consisted of United States and Canada Theatrical Exhibition, International Theatrical Exhibition, and Other. The reduction in the number of operating segments was a result of the disposition of Cinemex in December 2008. Cinemex was previously reported in the International Theatrical Exhibition operating segment and accounted for a substantial majority of that segment. In addition, in fiscal 2009, the Company consolidated the Other operating segment with the United States and Canada Theatrical Exhibition operating segment due to a previous contribution of advertising net assets to NCM. In fiscal 2009, the United States and Canada Theatrical Exhibition operating segment was renamed the Theatrical Exhibition operating segment. Certain prior period information has been reclassified to conform with the current period presentation.

        For information about our operating segment, see Note 16 to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies based on a number of measures, including total revenues, total number of screens and annual attendance. For the fiscal year ended April 2, 2009, we had revenues of $2,265,487,000 and loss from continuing operations of $90,900,000. As of April 2, 2009, we owned, operated or held interests in 307 theatres with a total of 4,612 screens, approximately 99% of which were located in the United States and Canada. Our theatres are primarily located in large urban markets in which we have a strong market position relative to our competition. We believe that we operate a modern and highly productive theatre circuit. Our average screen per theatre count of 15.0 for our circuit and our annual attendance per theatre of 650,000 patrons substantially exceed industry averages. Historically, these favorable attributes have enabled us to generate significant cash provided by operating activities. We have a significant presence in most major urban "Designated Market Areas," or "DMA's" (television areas as defined by Nielsen Media Research).

        The following table provides detail with respect to the geographic location of our Theatrical Exhibition circuit as of April 2, 2009:

Theatrical Exhibition	Theatres(1)	Screens(1)
California	42	651
Texas	22	437
Florida	23	392
New Jersey	24	310
New York	27	279
Illinois	18	271
Michigan	13	214
Georgia	12	189
Arizona	9	183
Washington	14	149
Pennsylvania	12	142
Maryland	13	136
Massachusetts	10	129
Missouri	8	117
Virginia	7	113
Ohio	5	86
Colorado	4	74
Louisiana	5	68
Minnesota	4	64
North Carolina	3	60
Oklahoma	3	60
Kansas	2	48
Indiana	3	42
Connecticut	2	36
Nebraska	1	24
District of Columbia	3	22
Kentucky	1	20
Wisconsin	1	18
Arkansas	1	16
South Carolina	1	14
Utah	1	9
Canada	8	184
China (Hong Kong)(2)	2	13
France	1	14
United Kingdom	2	28

Total Theatrical Exhibition	307	4,612

(1)
Included in the above table are seven theatres and 77 screens that we manage or in which we have a partial interest.

(2)
Although we sold our only theatre in Hong Kong on January 5, 2006, we maintain a partial interest represented by a license agreement with purchaser for continued use of our trademark.

        We have improved the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. As of April 2, 2009, 3,521, or approximately 76%, of our screens were located in megaplex theatres. Our average number of screens per theatre as of April 2, 2009 was 15.0, which was more than twice the National Association of Theatre Owners average of 7.1 for calendar year 2008 and higher than any of our peer competitors.

        The following table sets forth historical information of AMC Entertainment on a continuing operations basis, concerning new builds (including expansions), acquisitions and dispositions and end of period operated theatres and screens through April 2, 2009:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
2005	3	44	—	—	6	42	219	3,361
2006	7	106	116	1,363	7	60	335	4,770
2007	7	107	2	32	26	243	318	4,666
2008	9	136	—	—	18	196	309	4,606
2009	6	83	—	—	8	77	307	4,612

	32	476	118	1,395	65	618

        We were founded in 1920 and since that time have pioneered many of the industry's most important innovations, including the multiplex theatre format in the early 1960s and the North American megaplex theatre format in the mid-1990s. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews and General Cinema, and we have a demonstrated track record of successfully integrating those companies through timely conversion to AMC's operating procedures, headcount reductions, consolidation of corporate functions and adoption of best practices. We have also created and invested in a number of allied businesses and strategic initiatives that have created value for our company and, we believe, will continue to generate incremental value for our company. For example:

  •
  We created National Cinema Network, Inc., our advertising subsidiary, in 1985, and combined it with Regal CineMedia to form National CineMedia, LLC ("NCM"), a cinema screen advertising venture, in March 2005. Another major exhibitor joined the NCM joint venture by contributing its screen advertising business in July 2005. On February 13, 2007, we received net proceeds of $517,122,000 upon completion of the NCM Transactions. We currently own approximately 18.5% of NCM;

  •
  We were a founding partner and currently own approximately 26% of MovieTickets.com, an Internet ticketing venture representing over 12,000 screens. We received approximately $20,360,000 from Fandango when we sold our 10.4% interest to Comcast Corporation and continue to partner with Fandango for internet ticketing services for certain of our theatres acquired in the Mergers; and

  •
  In February 2007, we formed a joint venture, Digital Cinema Implementation Partners LLC ("DCIP"), with two other major exhibitors to facilitate the financing and deployment of digital technology in our theatres and to enter into agreements with equipment vendors and major motion picture studios for the implementation of digital cinema.

Our Competitive Strengths

        There are several principal characteristics of our business that we believe make us a particularly effective competitor in our industry and position us well for future growth. These include:

  •
  Our major market position;

  •
  Our modern, highly productive theatre circuit;

  •
  Our strong cash flow generation; and

  •
  Our proven management team.

        Major Market Position.    We are one of the world's leading theatrical exhibition companies by having broad major market diversification and leading market share within those markets. As of April 2, 2009, we operated in 23 of the top 25 DMA's and had the number one or two market share in 22 of those DMA's, including the number one market share in New York City, Chicago, Dallas and Houston. In certain of our densely populated urban markets, we believe there is scarcity of attractive retail real estate opportunities due in part to zoning requirements. We believe our major market presence makes our theatres more important to content providers who rely on our markets for a disproportionate share of box office receipts (as typically 55% of all U.S. box office receipts derive from the top 25 DMA's).

        Traditionally, the population densities, affluence and ethnic and cultural diversity of top DMA's create a greater opportunity to exhibit a broad array of film genres, which we believe drives higher levels of attendance at our theatres as compared to theatres in less densely populated markets. Historically, this has produced the highest capacity utilization among the group consisting of us and the companies that we view as our peer competitors, meaning Regal Entertainment Group and Cinemark Holdings, Inc., as measured by attendance per theatre. We believe our strong presence in major markets positions us well relative to our peer competitors to take advantage of opportunities for incremental revenues associated with operating a digital theatre circuit, given our patrons' interest in a broader array of content offerings.

        Modern, Highly Productive Theatre Circuit.    We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound, enhanced seat design and a variety of food and beverage offerings. From April 2005 through April 2, 2009, AMC Entertainment opened 33 theatres with 476 new screens, acquired 118 theatres with 1,395 screens and disposed of 66 theatres with 618 screens. As of April 2, 2009, 3,521, or approximately 76%, of our screens were located in megaplex theatres, and the average number of screens per theatre was 15.0, which was more than twice the 2008 industry average of 7.1, according to the National Association of Theatre Owners ("NATO"), and higher than any of our peer competitors. Over the past five years we invested approximately $665,000,000 to improve and expand our theatre circuit, contributing to the modern portfolio of theatres we operate today.

        We believe our high average number of screens per theatre and design of our megaplex theatres provide a more enjoyable entertainment experience and offer us operational benefits, as we are able to offer a wider selection of content and show times. We believe this contributes to our generating the highest attendance and revenues per theatre among our peer competitors. For the fiscal year ended April 2, 2009, we had the number one market share in New York City, Chicago, Dallas and Houston, among others, and we operated 19 of the top 50 theatres in the United States in terms of box office revenue, as measured by Rentrak. Our next closest competitor operated 11 of the top 50 theatres. For the fiscal year ended April 2, 2009, our theatre exhibition circuit produced box office revenues per screen at rates approximately 30% higher than our closest peer competitor and 46% higher than the industry average, as measured by Rentrak.

        We believe that our theatre circuit will be further enhanced with the installation of digital projection systems in our theatres, which began in newly opened theatres in the fourth quarter of calendar 2007 and which we expect to take approximately 3.5 years to roll out to substantially all of our existing theatres. We believe operating a digital theatre circuit will provide us with greater flexibility in exhibiting our content, which we expect will enhance our capacity utilization, enable us to achieve higher ticket prices for differentiated content formats such as 3D, and provide incremental revenue from exhibition of alternative content such as live concerts, sporting events, Broadway shows and opera.

        Strong Cash Flow Generation.    The U.S. theatrical exhibition industry has a long-term history of steady box office growth, even during times of economic downturn. When combined with our major market focus and highly productive theatre assets, we have been able to generate significant and stable cash flow provided by operating activities. For the fiscal year ended April 2, 2009, our net cash provided by operating activities totaled $200,701,000. In future years, we expect to continue to generate cash flow to allow us to maintain our facilities, invest in our business, service our debt and pay dividends.

        Proven Management Team.    Our executive management team has an average of approximately 20 years of experience in the theatrical exhibition industry. Our leadership team has guided our company through a number of economic and industry cycles, and has successfully integrated a number of strategic acquisitions, including Loews and General Cinema, as well as delivered targeted cost savings and strong operating results.

Our Strategy

        Our strategy is driven by the following three key elements:

  •
  growing our revenues by broadening and enhancing the guest experience;

  •
  maximizing operating efficiencies by focusing on the fundamentals of our business; and

  •
  enhancing our theatre portfolio through selective new builds, acquisitions and the disposition of underperforming theatres.

        Growing Revenues by Broadening and Enhancing the Guest Experience.    We intend to generate incremental revenues in the future by broadening and enhancing the experience in our theatres through a number of initiatives. Specifically, we will continue to broaden our content offerings through the installation of additional IMAX and 3D systems, present attractive alternative content and enhance our food and beverage offerings. We also will continue to create new strategic marketing and loyalty programs aimed at increasing attendance. Initiatives we have implemented in the past and that we will continue to pursue to grow revenues and enhance the experience include the following:

  •
  We continue to enhance our concession program by expanding the menu of premium food and beverage products. We have introduced branded and co-branded products such as MovieNachos® and Clip's Gummi Stars® and were the first to introduce the value meal concept in the industry with the introduction of the Clip's Picks® menu. This offering along with our new Special Feature® which provides value offers to all guests and additional discounts to Moviewatcher members, is highly important in today's economy. We have also completed our circuit wide rollout of premium pizza and ice cream to all U.S. locations.

  •
  Our MovieWatcher frequent moviegoer loyalty program has approximately 1.5 million active members, which we believe to be one of the largest active membership for a loyalty program in our industry. We are currently evaluating a number of marketing strategies which target this loyal customer base with programs intended to increase attendance at our theatres;

  •
  We introduced the AMC Gift Card in October 2002, the first gift card sold circuit-wide in the industry. We currently sell the card through several marketing alliances at approximately 59,500 retail outlets throughout the United States and Canada. We will continue to expand this program and create additional marketing alliances, such as our recent exclusive limited-edition collector's series of Star Trek gift cards.

  •
  We have enhanced our entertainment and dining experience at certain theatres, featuring Fork & Screen®, a casual, in-theatre dining and entertainment experience; Cinema Suites™, a premium, upscale in-theatre dining and entertainment option; and MacGuffins™, a bar and lounge area. AMC Studio 30 in Olathe, Kansas is the first AMC location in the country to feature all three test concepts under one roof.

        We currently have IMAX systems in place at 41 of our theatres. In fiscal 2008, we announced an agreement with IMAX to install 100 MPX digital projection systems at our theatres in 34 major U.S. markets. Deployment of these systems commenced in July 2008 and will extend through fiscal 2011, depending upon the achievement of specified financial measures. The agreement has an initial term of seven years with one three-year renewal option and provides for a territorial exclusivity covenant that gives us the exclusive rights (subject to previously existing IMAX licensed locations) to IMAX digital projection systems in the geographical areas surrounding 100 of our theatres and a right of first refusal for installation of IMAX digital projection systems in additional IMAX locations within certain geographical areas.

        In February 2007, we joined with two exhibitors to form DCIP, a joint venture to facilitate the deployment of digital cinema systems. With digital technology deployed in our theatres we expect to realize a number of benefits. This technology will provide consistent state-of-the-art presentation quality for our patrons. We will also be able to broaden the entertainment experience in our theatres and improve capacity utilization by using screens for the exhibition of alternative content. We have experienced an increase in alternative content available to us as well as a growing slate of 3D content. As directors and producers continue to embrace new technology in their productions, we expect new and innovative content generation to continue. It will also facilitate the distribution of next generation 3D content which we believe will drive incremental attendance and revenues.

        Over the past two years, 3D versions of a movie have generated more than double the attendance of 2D versions of the same movie at an additional $2 to $3 more per ticket for a 3D movie than for a standard 2D movie. Additionally, digital technologies will enable us to create further operational and programming efficiencies in our theatres. For example, we will be able to better address capacity utilization and meet demand in our theatres by making real-time decisions on the number and size of the auditoriums to program with content. Given our major market positions, the overall diversity of our patron base and our high average screen per theatre count, we believe the benefits associated with digital technologies will be significant for our theatre circuit and will provide us with the opportunity for incremental revenues.

        The costs of implementing digital projection in our theatres will be substantially funded by DCIP. DCIP has signed long-term agreements with six studios, and continues negotiations with additional studios, that are expected to provide financing for the estimated costs to deploy digital cinema. DCIP and its members have yet to execute definitive financing agreements concerning the extent of such funding, but based on current negotiations, we expect that with respect to our existing theatres, allowances from DCIP of $68,000 per screen will cover substantially all of the costs of installing digital projection systems, and with respect to our new-build theatres, allowances from DCIP will cover approximately $43,000 of such costs per screen, the estimated incremental cost of digital projection systems over conventional film projectors. We expect DCIP to fund allowances through virtual print fees ("VPFs") from motion picture studios. We will bear maintenance costs with respect to digital projection systems in our theatres, which we expect to be similar to what we currently spend on our conventional film projectors. We will also bear any incremental installation costs relating to 3D or to enable the exhibition of alternative content.

        Our ability to implement digital cinema systems in accordance with our plans will depend on the availability of equipment from third party vendors and on the ongoing negotiation of definitive agreements by DCIP for financing, payment of VPFs by motion picture studios and equipment use agreements with participating exhibitors. We believe that the supply of digital cinema equipment will be sufficient for our needs and that such definitive agreements are likely to be executed during calendar 2009.

        Maximizing Operating Efficiencies.    We believe that the size of our circuit and the breadth of our operations will allow us to continue to achieve economies of scale and drive continued improvement in operating margins. Since fiscal 2001, we have been able to increase our Segment Adjusted EBITDA(1) margins from 14.5% to 15.3% for the fiscal year ended April 2, 2009. We have achieved this margin improvement through an ongoing review of all aspects of our operations and the implementation of cost-saving initiatives, including at the theatre level, more effective scheduling of staff. As a result, cost of operations as a percentage of total revenues decreased from 67.4% in fiscal 2001 to 65.5% for the fiscal year ended April 2, 2009.

(1)
See Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K, for a discussion of Segment Adjusted EBITDA, including a reconciliation to operating earnings (loss). We have computed Segment Adjusted EBITDA margins by dividing Segment Adjusted EBITDA by total revenues. Segment Adjusted EBITDA is disclosed in our unaudited financial statements as it is a primary measure used by us to evaluate our performance and a basis to allocate resources.

        Enhancing our Theatre Portfolio.    Through a deliberate and focused internal review process, we have closed or disposed of 65 older or obsolete theatres representing 618 screens on a combined basis over the past five fiscal years. We believe that our efforts in disposing of theatres that are nearing the end of their productive life cycle has differentiated us from our peer competitors and contributed to our overall portfolio quality. We have identified 15 theatres with 141 screens that we may close over the next fiscal year due to expiration of leases or early lease terminations. We will continue to evaluate our theatre portfolio and, where appropriate, dispose of theatres through closures, lease terminations, lease buyouts, sales or subleases.

        In addition to our disposition activity, we will evaluate the potential for new theatres and, where appropriate, intend to replace underperforming theatres with new, modern theatres that offer amenities that are consistent with our portfolio. Currently, we have 1 theatre representing 6 screens opening in fiscal 2010 that is operated by us through a joint venture. Actual number of closures and new builds from fiscal 2010 through 2012 may differ materially from our estimates. Lastly, we intend to selectively pursue acquisitions where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio. Historically we have demonstrated a successful track record of integrating acquisitions such as Loews and General Cinema. Our acquisition of Loews on January 26, 2006 combined two leading theatrical exhibition companies, each with a long history of operating in the industry, and increased the number of screens we operated by 47%.

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

        During the period from 1990 to 2008, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 606 in 2008, according to the Motion Picture Association 2008 MPA Market Statistics.

        North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within that zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. As of April 2, 2009, approximately 88% of our screens in the United States were located in film licensing zones where we are the sole exhibitor.

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

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Paramount Pictures, Twentieth Century Fox, Warner Bros. Distribution, Buena Vista Pictures (Disney), SONY Pictures Releasing and Universal Pictures. Films licensed from these distributors accounted for approximately 81% of our U.S. and Canadian admissions revenues during fiscal 2009. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2009, no single distributor accounted for more than 20% of our box office admissions.

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

        Our entertainment and dining experience at certain theatres features casual and premium upscale in-theatre dining options as well as bar and lounge areas.

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

Employees

        As of April 2, 2009, we employed approximately 800 full-time and 16,000 part-time employees. Approximately 39% of our U.S. theatre associates were paid the minimum wage.

        Fewer than 2% of our U.S. employees, consisting primarily of motion picture projectionists, are represented by a union, the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators (and affiliated local unions). We believe that our relationship with this union is satisfactory. We consider our employee relations to be good.

Theatrical Exhibition Industry and Competition

        Theatrical exhibition is the primary initial distribution channel for new motion picture releases, and we believe that the theatrical success of a motion picture is often the most important factor in establishing its value in the other parts of the product life cycle (DVD, cable television and other ancillary markets).

        Theatrical exhibition has demonstrated long-term steady growth. U.S. and Canadian box office revenues increased by a 4.0% Compound Annual Growth Rate ("CAGR") over the last 20 years, driven by increases in both ticket prices and attendance. Ticket prices have grown steadily over the past 20 years, growing at a 2.8% CAGR. In calendar 2008, industry box office revenues were $9,791,000,000, an increase of 1.7%, compared to an increase of 5.4% in calendar year 2007.

        The following table represents information about the exhibition industry obtained from NATO.

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens	Screens Per Theatre
2008	$9,791	1,364	$7.18	5,403	38,198	7.1
2007	9,629	1,400	6.88	5,545	38,159	6.9
2006	9,138	1,395	6.55	5,543	37,776	6.8
2005	8,832	1,378	6.41	5,713	37,092	6.5
2004	9,215	1,484	6.21	5,629	36,012	6.4

        There are approximately 769 companies competing in the North American theatrical exhibition industry, approximately 421 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from the NATO Encyclopedia of Exhibition, we believe that the ten largest exhibitors (in terms of number of screens) operated approximately 62% of the indoor screens in 2008. This statistic is up from 34% in 1999 and is evidence that the theatrical exhibition business in the United States and Canada has been consolidating, with the top four exhibitors accounting for approximately 56% of box office revenues in 2008 compared to 29% in 1995. According to NATO and the Motion Picture Association 2008 MPA Market Statistics, average screens per theatre have increased from 6.4 in 2004 to 7.1 in 2008, which we believe is indicative of the industry's development of megaplex theatres.

        Our theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to attracting patrons, licensing motion pictures and finding new theatre sites. Where real estate is readily available, there are few barriers preventing another company from opening a theatre near one of our theatres, which may adversely affect operations at our theatre.

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

        We believe the theatrical exhibition industry is and will continue to be attractive for a number of key reasons, including:

        A Highly Popular and Affordable Out-of-Home Entertainment Experience.    Going to the movies is one of the most popular and affordable out-of-home entertainment options. In 2008, attendance at indoor movie theatres in United States and Canada was 1,364,000,000. This contrasts to the 119,800,000 combined annual attendance generated by professional baseball, basketball and football over the same time period. The estimated average price of a movie ticket was $7.18 in 2008, considerably less than other out-of-home entertainment alternatives such as concerts and sporting events.

        Long History of Steady Growth.    The theatrical exhibition industry is a mature business which has, over an extended period, produced steady growth in revenues. The combination of the popularity of moviegoing, its steady long-term growth characteristics, industry consolidation that has resulted in more rational capital deployment and the relative maturity of the business makes theatrical exhibition a highly cash flow generative business today. Box office revenues in the United States have increased at a 4.0% CAGR over the last 20 years, driven by increases in both ticket prices and attendance across multiple economic cycles. During this period, the industry experienced short-term variability in attendance and resulting revenues which we believe were highly correlated to the quality of film product being exhibited. We believe that these long-term trends will continue.

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

        Adoption of Digital Technology.    The theatrical exhibition industry is in the initial stages of conversion from film-based to digital projection technology. Virtually all filmed entertainment content today can be exhibited digitally. Digital projection results in a premium visual experience for patrons as there is no degradation of image over the life of a film. Digital content also gives the theatre operator greater flexibility in programming content. For example, theatre operators are able to better address capacity utilization and meet demand in their theatres by making real-time decisions on the number and size of auditoriums to program with content. Moreover, digital technology provides theatres with the opportunity for additional revenues through 3D and alternative content offerings. Recent experience with digital has produced increased attendance and average ticket prices. For example, theatres are able to charge $1 to $3 more per ticket for a 3D film than for a standard 2D film. Furthermore, 3D screens have generated more than double the attendance of standard 2D versions of the same movie. Digital technology also facilitates live and pre-recorded networked and single-site meetings and corporate events in movie theatres and will allow for the distribution of live and pre-recorded entertainment content and the sale of associated sponsorships.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the "ADA"). Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999 the Civil Rights Division of the Department of Justice filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. In separate rulings in 2002 and 2003 the court ruled against us in the "line of sight" and the "non-line of sight" aspects of this case. In 2003, the court entered a consent order and final judgment about the non-line of sight aspects of this case. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Justice Department may seek review by a larger panel of judges on the Ninth Circuit Court of Appeals. See Part I Item 3.—Legal Proceedings of this Annual Report on Form 10-K.

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

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 16—Operating Segment to the Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K. During fiscal 2009, revenues from our theatre operations outside the United States accounted for 4%

of our total revenues. There are significant differences between the theatrical exhibition industry in the United States and in these international markets. These include:

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

        We have a significant amount of debt. As of April 2, 2009, we had $1,748,650,000 of outstanding indebtedness. As of April 2, 2009, our subsidiaries had approximately $4,178,205,000 of undiscounted rental payments under operating leases (with initial base terms of between 15 and 20 years).

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

        Prior to fiscal 2007, AMC Entertainment had reported net losses in each of the last nine fiscal years totaling approximately $510,088,000. For fiscal 2007 and 2008, AMCE reported net earnings of $134,079,000 and $43,445,000, respectively. AMCE reported a net loss of $81,172,000 in fiscal 2009. If we experience losses in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

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

        Our net capital expenditures aggregated approximately $104,704,000 for fiscal 2009. We estimate that our planned capital expenditures will be between $100,000,000 and $105,000,000 in fiscal 2010. Actual capital expenditures in fiscal 2010 and 2011 may differ materially from our estimates. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

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

        Our ability to make payments on and refinance our debt and other financial obligations and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. As of August 16, 2007, Holdings began paying cash interest on its 12% senior discount notes due 2014 and made its first semi-annual cash interest payment on February 15, 2008. Holdings' ability to service the 12% senior discount notes due 2014 is subject to the restrictions on distributions from AMCE contained in our Senior Secured Credit Facility and the indentures governing AMCE's debt securities. The maximum amount AMCE was permitted to distribute to Holdings in compliance with its senior secured credit facility and the indentures governing AMCE's debt securities was approximately $523,000,000 as of April 2, 2009.

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

        The terms of the agreements governing our indebtedness restrict, but do not prohibit us from incurring additional indebtedness. If we are in compliance with the financial covenants set forth in the senior secured credit facility and our other outstanding debt instruments, we may be able to incur substantial additional indebtedness. If we incur additional indebtedness, the related risks that we face may intensify.

Capital and Credit Market Crisis

        In the event we were to require or propose to issue debt financing in the future, the severe dislocations and liquidity disruptions in the credit markets could materially impact our ability to obtain debt financing on reasonable terms. The inability to access debt financing on reasonable terms could materially impact our ability to make acquisitions or materially expand our business in the future. Additionally, a prolonged economic downturn or recession could materially impact our operations to the extent it results in reduced demand for moviegoing. If current market and economic conditions persist or deteriorate, we may experience adverse impacts on our business, results of operations and financial condition.

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

        The opening of large megaplexes by us and certain of our competitors has drawn audiences away from some of our older, multiplex theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. As a result, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005. AMC Entertainment's impairment losses from continuing operations over this period aggregated to $281,276,000. Loews' impairment losses aggregated approximately $4,000,000 in the period since it emerged from bankruptcy in 2002. Beginning fiscal 1999 through April 2, 2009, AMC Entertainment also incurred lease termination charges aggregating approximately $57,080,000. Historically, Loews has not incurred lease termination charges on its theatres that were disposed of or closed. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations.

Our international and Canadian operations are subject to fluctuating currency values.

        As of April 2, 2009, we owned, operated or held interests in megaplexes in Canada, China (Hong Kong), France and the United Kingdom. Because the results of operations and the financial position of our foreign operations are reported in their respective local currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, our financial results are impacted by currency fluctuations between the dollar and those local currencies. Revenues from our theatre operations outside the United States accounted for 4% of our total revenues during the 52 weeks ended April 2, 2009. As a result of our international operations, we have risks from fluctuating currency values. As of April 2, 2009, a 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease loss before income taxes and accumulated other comprehensive loss by approximately $1,781,000 and $7,680,000, respectively. We do not currently hedge against foreign currency exchange rate risk.

We sometimes have been unable to obtain the films we want for our theatres in certain foreign markets.

        Because of existing relationships between distributors and other theatre owners, we sometimes have been unable to obtain the films we want for our theatres in certain foreign markets. As a result, attendance at some of our international theatres may not be sufficient to permit us to operate them profitably.

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

        On January 29, 1999, the Department of Justice, or the Department, filed suit alleging that AMC Entertainment's stadium-style theatres violated the ADA and related regulations. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which AMC Entertainment agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently we estimate that betterments related to non-line of sight remedies will be required at approximately 140 stadium-style theatres. AMC Entertainment estimates that the total cost of these betterments will be $51,871,000 and through April 2, 2009 AMCE has incurred approximately $23,582,000 of these costs. See Part I Item 3—Legal Proceedings of this Annual Report on Form 10-K.

We will not be fully subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until the end of our fiscal year 2010.

        We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments and reports by an issuer's independent registered public accounting firm on the effectiveness of internal controls over financial reporting. We have completed our Section 404 annual management report and included the report in our Annual Report on Form 10-K for fiscal 2009, which ended in April 2009. Our independent registered public accounting firm did not, however, need to include its attestation report in our annual report for fiscal 2009. Under current rules, the attestation of our independent registered public accounting firm will be required beginning in our Annual Report on Form 10-K for our fiscal 2010, which ends in April 2010.

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

        We intend to continue to pursue ancillary revenue opportunities such as advertising, promotions and alternative uses of our theatres during non-peak hours. Our ability to achieve our business objectives may depend in part on our success in increasing these revenue streams. Some of our U.S. and Canadian competitors have stated that they intend to make significant capital investments in digital advertising delivery, and the success of this delivery system could make it more difficult for us to compete for advertising revenue. In addition, in March 2005 we contributed our cinema screen advertising business to NCM. As such, although we retain board seats in NCM, we do not control this business, and therefore do not control our revenues attributable to cinema screen advertising. We cannot assure you that we will be able to effectively generate additional ancillary revenue and our inability to do so could have an adverse effect on our business and results of operations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

        Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In the past, we have identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures were ineffective. In addition, we may in the future discover areas of our internal controls that need improvement or that constitute material weaknesses. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Any failure to remediate any future material weaknesses in our internal control over financial reporting or to implement and maintain effective internal controls, or difficulties encountered in their implementation, could cause us to fail to timely meet our reporting obligations, result in material misstatements in our financial statements or could result in defaults under our senior credit facility, the indentures governing our debt securities or under any other debt instruments we may enter into in the future. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information.

Risks Related to Our Industry

We depend on motion picture production and performance.

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We mostly license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major studios. Poor performance of, or any disruption in the production of (including by reason of a strike) these motion pictures, or a reduction in the marketing efforts of the major studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by studios may adversely affect the demographic base of moviegoers.

        The master contract between film producers and the Screen Actors Guild ("SAG") expired at the beginning of July 2008. A tentative agreement was reached on April 17, 2009. The two year agreement is being submitted to SAG's members for approval. If SAG members choose to reject the proposed agreement, and subsequently vote to strike, or film producers choose to lock out the union members, a disruption in production of motion pictures could result.

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

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on concessions, which accounted for 28% of our revenues in fiscal 2009, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Political events, such as terrorist attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding unconsolidated joint ventures, as of April 2, 2009:

Property Holding Classification	Theatres	Screens
Owned	11	109
Leased pursuant to ground leases	7	87
Leased pursuant to building leases	282	4,339

Total	300	4,535

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

        United States of America v. AMC Entertainment Inc. and American Multi Cinema, Inc. (No. 99 01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that AMCE's stadium style theatres violated the ADA and related regulations. The Department alleged that AMCE had failed to provide persons in wheelchairs seating arrangements with lines-of-sight comparable to the general public. The Department alleged various non-line-of-sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Justice Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE estimates that the cost of betterments related to the remaining remedies required for line-of-sight violations will be approximately $4,300,000 over a 4-5 year term. The Justice Department has moved for reconsideration and in the alternate, a larger panel of judges to review before the Ninth Circuit Court of Appeals.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $51,871,000, and through April 2, 2009 AMCE has incurred approximately $23,582,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        AMCE estimates the range of the loss for liability fines to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

        Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 24, 2008, the District Court denied plaintiff's renewed motion for class certification. Plaintiff has appealed this decision and the case is stayed pending this appeal. The Company believes the plaintiff's allegations, particularly those asserting AMC's willfulness, are without merit.

        Union Sponsored Pension Plan. On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company has received from this plan in December 2008, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. However, the Company also estimates that approximately $2,839,000 of this liability was discharged in bankruptcy by companies it acquired. As of April 2, 2009, the Company has recorded a liability related to this matter in the amount of $4,311,000 and has made contributions of approximately $968,000. The final partial withdrawal liability amount may be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On January 1, 2009, the Class L-1 Stockholders of AMC Entertainment Holdings, Inc. unanimously elected Mr. Philip H. Loughlin to the Company's Board of Directors.

        On March 5, 2009 the Requisite Stockholder Majority (as defined under the Stockholders' Agreement) of AMC Entertainment Holdings, Inc. unanimously approved a grant of Options to Mr. Gerardo I. Lopez, the Company's Chief Executive Officer to purchase up to 15,980.45 shares of AMCE Entertainment Holdings, Inc. Class N Common Stock at an exercise price of $323.95 per share.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common equity consists of Common Stock. There is currently no established public trading market for our Common Stock.

Common Stock

        On May 8, 2009, there was one stockholder of record of our Common Stock (Marquee Holdings Inc.).

        On October 2, 2008 and March 24, 2009, AMCE used cash on hand to pay dividend distributions to Holdings in aggregate amounts of $18,420,000 and $17,569,000, respectively. Holdings and Parent used the available funds to make cash interest payments on the Senior Discount Notes due 2014, repurchase treasury stock and make payments related to liability classified options, and pay corporate expenses incurred in the ordinary course of business.

Issuer Purchase of Equity Securities

        There were no repurchases of AMCE Common Stock during the thirteen weeks ended April 2, 2009.

Item 6.    Selected Financial Data.

	Years Ended(1)(3)(6)
	52 Weeks Ended April 2, 2009(4)	53 Weeks Ended April 3, 2008(4)	52 Weeks Ended March 29, 2007(4)	52 Weeks Ended March 30, 2006(4)	From Inception July 16, 2004 through March 31, 2005(7)	April 2, 2004 through December 23, 2004(7)
						(Predecessor)
	(in thousands, except operating data)
Statement of Operations Data:
Revenues:
Admissions	$1,580,328	$1,615,606	$1,576,924	$1,125,243	$297,310	$847,476
Concessions	626,251	648,330	631,924	448,086	117,266	328,970
Other revenue	58,908	69,108	94,374	90,631	24,884	82,826

Total revenues	2,265,487	2,333,044	2,303,222	1,663,960	439,460	1,259,272

Costs and Expenses:
Film exhibition costs	827,785	841,641	820,865	590,456	152,747	452,727
Concession costs	67,779	69,597	66,614	48,845	12,801	37,880
Operating expense	589,376	607,588	579,123	444,593	115,590	324,427
Rent	448,803	439,389	428,044	326,627	80,776	223,734
General and administrative:
Merger, acquisition and transactions costs	650	3,739	9,996	12,487	22,268	42,732
Management fee	5,000	5,000	5,000	2,000	500	—
Other(8)	53,628	39,102	45,860	38,029	14,600	33,727
Pre-opening expense	5,421	7,130	4,776	5,768	39	1,292
Theatre and other closure expense (income)	(2,262)	(20,970)	9,011	601	1,267	10,758
Restructuring charge(9)	—	—	—	3,980	4,926	—
Depreciation and amortization	201,413	222,111	228,437	158,098	43,931	86,052
Impairment of long-lived assets	73,547	8,933	10,686	11,974	—	—
Disposition of assets and other gains	(1,642)	(2,408)	(11,183)	(997)	(302)	(2,715)

Total costs and expenses	2,269,498	2,220,852	2,197,229	1,642,461	449,143	1,210,614

Other (income)(5)	(14,139)	(12,932)	(10,267)	(9,818)	(6,778)	—
Interest expense:
Corporate borrowings	115,757	131,157	188,809	114,030	39,668	66,851
Capital and financing lease obligations	5,990	6,505	4,669	3,937	1,449	5,848
Equity in (earnings) losses of non-consolidated entities(12)	(24,823)	(43,019)	(233,704)	7,807	(161)	(129)
Investment (income)(13)	(1,696)	(23,782)	(17,385)	(3,075)	(2,351)	(6,344)

Earnings (loss) from continuing operations before income taxes	(85,100)	54,263	173,871	(91,382)	(41,510)	(17,568)
Income tax provision (benefit)	5,800	12,620	39,046	68,260	(6,880)	14,760

Earnings (loss) from continuing operations	(90,900)	41,643	134,825	(159,642)	(34,630)	(32,328)
Earnings (loss) from discontinued operations, net of income tax benefit(2)	9,728	1,802	(746)	(31,234)	(133)	(3,550)

Net earnings (loss)	$(81,172)	$43,445	$134,079	$(190,876)	$(34,763)	$(35,878)

Preferred dividends	—	—	—	—	—	104,300

Net earnings (loss) for shares of common stock	$(81,172)	$43,445	$134,079	$(190,876)	$(34,763)	$(140,178)

	Years Ended(1)(3)(6)
	52 Weeks Ended April 2, 2009(4)	53 Weeks Ended April 3, 2008(4)	52 Weeks Ended March 29, 2007(4)	52 Weeks Ended March 30, 2006(4)	From Inception July 16, 2004 through March 31, 2005(7)	April 2, 2004 through December 23, 2004(7)
						(Predecessor)
	(in thousands, except operating data)
Balance Sheet Data (at period end):
Cash and equivalents	$534,009	$106,181	$317,163	$230,115	$70,949	$—
Corporate borrowings	1,687,941	1,615,672	1,634,265	2,250,559	1,161,970	—
Other long-term liabilities	308,701	351,310	366,813	394,716	350,490	—
Capital and financing lease obligations	60,709	69,983	53,125	68,130	65,470	—
Stockholder's equity	1,039,603	1,133,495	1,391,880	1,243,909	900,966	—
Total assets	3,725,597	3,847,282	4,104,260	4,402,590	2,789,948	—
Other Data:
Net cash provided by (used in) operating activities(11)	$200,701	$220,208	$417,751	$23,654	$(46,687)	$145,364
Capital expenditures	(104,704)	(151,676)	(138,739)	(117,668)	(18,622)	(66,155)
Proceeds from sale/leasebacks	—	—	—	35,010	50,910	—
Screen additions	83	136	107	106	—	44
Screen acquisitions	—	—	32	1,363	3,375	—
Screen dispositions	77	196	243	60	14	28
Average screens—continuing operations(10)	4,545	4,561	4,627	3,583	3,355	3,350
Number of screens operated	4,612	4,606	4,666	4,770	3,361	3,560
Number of theatres operated	307	309	318	335	219	231
Screens per theatre	15.0	14.9	14.7	14.2	15.3	15.4
Attendance (in thousands)—continuing operations(10)	196,184	207,603	213,041	161,867	44,278	126,450

(1)
Cash dividends declared on common stock for fiscal 2009 and 2008 were $35,989,000 and $296,830,000, respectively. There were no other cash dividends declared on common stock.

(2)
Fiscal 2009, 2008, 2007 and 2006 includes earnings and losses from discontinued operations related to 44 theatres in Mexico that were sold during fiscal 2009. Fiscal 2007, 2006 and 2005 includes losses from discontinued operations related to five theatres in Japan that were sold during fiscal 2006 and five theatres in Iberia that were sold during fiscal 2007. During fiscal 2009 the Successor includes earnings from discontinued operations of $9,728 (net of income tax provision of $11,300), including a gain on disposal of $14,772. During fiscal 2008 the Successor includes earnings from discontinued operations of $1,802 (net of income tax provision of $6,780). During fiscal 2007 the Successor includes a loss from discontinued operations of $746 (net of income tax provision of $3,254). During fiscal 2006 the Successor includes a loss from discontinued operations of $31,234 (net of income tax provision of $21,540). During fiscal 2005 the Successor includes a loss from discontinued operations of $133 (net of income tax provision of $80) and the Predecessor includes a loss from discontinued operations of $3,550 (net of income tax provision of $240).

(3)
Fiscal 2008 includes 53 weeks. All other years have 52 weeks.

(4)
We acquired Loews Cineplex Entertainment Corporation on January 26, 2006, which significantly increased our size. In the Loews acquisition we acquired 112 theatres with 1,308 screens throughout the United States that we consolidate. Accordingly, results of operations for the Successor periods ended April 2, 2009, April 3, 2008, March 29, 2007, and March 30, 2006 are not comparable to our results for the prior fiscal year.

(5)
During fiscal 2009, other (income) is composed of $14,139 of income related to the derecognition of gift card liabilities where management believes future redemption to be remote. During fiscal 2008, other expense (income) is composed of $11,289 of income related to the derecognition of gift card liabilities where management believes future redemption to be remote, insurance recoveries of $1,246 for property losses related to Hurricane Katrina and $397 of business interruption recoveries related to Hurricane Katrina. During fiscal 2007, other expense (income) is composed of $10,992 of income related to the derecognition of gift card liabilities where management believes future redemption to be remote, insurance recoveries of $2,469 for property losses related to Hurricane Katrina, $294 of business interruption insurance recoveries related to Hurricane Katrina, call premiums, a write off of deferred financing costs and unamortized premiums related to the redemption of our 9 1/2% Senior Subordinated

  Notes due 2011, our Senior Floating Rate Notes due 2010 and our 9 7/8% Senior Subordinated Notes due 2012 of $3,488. During fiscal 2006, other expense (income) is composed of $8,699 of income related to the derecognition of gift card liabilities where management believes future redemption to be remote, insurance recoveries of $3,032 for property losses related to Hurricane Katrina, net of disposition losses of $346, $1,968 of business interruption insurance recoveries related to Hurricane Katrina, the write-off of deferred financing cost of $1,097 related to our senior secured credit facility in connection with our issuance of the new senior secured credit facility and $2,438 of fees related to an unused bridge facility in connection with the Mergers and related financing transactions. During fiscal 2005, other expense (income) is composed of $6,745 of income related to the derecognition of gift card liabilities where management believes future redemption to be remote and $33 of gain recognized on the redemption of $1,663 of our 9 1/2% senior subordinated notes due 2011.

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

(8)
Includes stock based compensation of $2,622, $207, $10,568, $3,433, $1,201 and $0 during fiscal 2009 Successor, fiscal 2008 Successor, fiscal 2007 Successor, fiscal 2006 Successor, fiscal 2005 Successor and fiscal 2005 Predecessor, respectively.

(9)
Restructuring charges related to one-time termination benefits and other cost related to the displacement of approximately 200 associates in connection with an organizational restructuring, which was completed to create a simplified organizational structure and contribution of assets by NCN to NCM. This organizational restructuring was substantially completed as of March 29, 2007.

(10)
Includes consolidated theatres only.

(11)
Cash flows provided by operating activities for the 52 weeks ended March 30, 2006 do not include $142,512 of cash acquired in the Mergers which is included in cash flows from investing activities.

(12)
During fiscal 2009 and fiscal 2008, equity in (earnings) losses of non-consolidated entities includes cash distributions from NCM of $26,863 and $22,175, respectively. During fiscal 2008, equity in (earnings) losses of non-consolidated entities includes a gain of $18,751 from the sale of HGCSA and during fiscal 2007 a gain of $238,810 related to the NCM, Inc. IPO.

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

Overview

        We are one of the world's leading theatrical exhibition companies. As of April 2, 2009, we owned, operated or had interests in 307 theatres and 4,612 screens with 99%, or 4,557 of our screens in the U.S. and Canada, and 1%, or 55 of our screens in China (Hong Kong), France and the United Kingdom.

        Our principal directly owned subsidiaries are American Multi-Cinema, Inc. ("AMC") and AMC Entertainment International, Inc. ("AMCEI"). We conduct our theatrical exhibition business through AMC and its subsidiaries and AMCEI and its subsidiaries.

        On March 29, 2005, AMC Entertainment, along with Regal Entertainment Group ("Regal"), combined our respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. We record our share of on-screen advertising revenues generated by our advertising subsidiary, National Cinema Network, Inc. ("NCN") and NCM in other theatre revenues. We contributed fixed assets and exhibitor agreements of our cinema screen advertising subsidiary NCN to NCM. We also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to our investment in NCM. Additionally, we paid termination benefits related to the displacement of certain NCN associates. In consideration of the NCN contributions described above NCM issued a 37% interest in its Class A units to NCN. Since that date, our interest in NCM has declined to 18.53% as of April 2, 2009, due to the entry of new investors. On February 13, 2007, NCM, Inc., a newly-formed entity that serves as the sole manager of NCM, announced the pricing of its initial public offering of 42,000,000 shares of common stock at a price of $21.00 per share. Subsequent to the NCM, Inc. IPO, we held an 18.6% interest in NCM. AMCE received net proceeds upon completion of the NCM initial public offering of $517,122,000. We used the net proceeds from the NCM initial public offering, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011, our senior floating rate notes due 2010 and our 9 7/8% senior subordinated notes due 2012. On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our 9 1/2% senior subordinated notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our senior floating rate notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175,000,000 aggregate principal amount of our 9 7/8% senior subordinated notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3,488,000.

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

        In December 2006, we disposed of our equity method investment in Yelmo, which owned and operated 27 theaters with 310 screens in Spain on the date of sale. There was no gain or loss recorded on the sale of Yelmo.

        On May 2, 2008, our Board of Directors approved revisions to our Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions, we recorded a negative prior service cost of $5,969,000 through other comprehensive income to be amortized over eleven years based on expected future service of the remaining participants.

        In May 2007, we disposed of our investment in Fandango, accounted for using the cost method, for total proceeds of $20,360,000, of which $17,977,000 was received in May and September 2007 and $2,383,000 was received in November 2008, and have recorded a gain on the sale included in investment income of approximately $15,977,000 during fiscal 2008 and $2,383,000 during fiscal 2009. In July 2007 we disposed of our investment in HGCSA, an entity that operated 17 theatres in South America, for total proceeds of approximately $28,682,000 and recorded a gain on the sale included in equity earnings of non-consolidated entities of approximately $18,751,000.

        On December 29, 2008, we sold all of our interests in Grupo Cinemex, S.A. de C.V. ("Cinemex"), which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000 and costs related to the disposition were estimated to be $4,046,000. Additionally, we estimate that we will receive an additional $12,253,000 of the purchase price related to tax payments and refunds in later periods and have received an additional $809,000 of purchase price related to a working capital calculation and post closing adjustments subsequent to April 2, 2009 which are included in our gain on disposition. We have recorded a gain on disposition before income taxes of $14,772,000 related to the disposition that is included as discontinued operations.

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

        On February 23, 2009, Mr. Peter C. Brown provided AMC Entertainment Holdings, Inc. ("Parent") with notice of his retirement from his positions as Chairman of the Board, Chief Executive Officer and President of Parent and its subsidiaries including Marquee Holdings Inc. and AMC Entertainment Inc. In connection with a Separation and General Release Agreement, Mr. Brown received a cash severance payment of $7,014,000 which is recorded in general and administrative: other during the fifty-two weeks ended April 2, 2009.

        During the fifty-two weeks ended April 2, 2009 we recorded $5,279,000 of expense related to our partial withdrawal liability for a union-sponsored pension plan included in general and administrative: other.

        During the fifty-two weeks ended April 2, 2009, we closed eight theatres with 77 screens in the U.S. and opened six new theatres with 83 screens in the U.S. resulting in a circuit total of 307 theatres and 4,612 screens.

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

        During fiscal 2009, films licensed from our 6 largest distributors based on revenues accounted for approximately 81% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2008, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 606 in 2008, according to the Motion Picture Association 2008 MPA Market Statistics.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. As of April 2, 2009, approximately 76% of our screens were located in megaplex theatres.

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

        We granted 38,876.72873 options on December 23, 2004, 600 options on January 26, 2006 and 15,980.45 options on March 6, 2009 to employees to acquire our common stock. The fair value of these options on their respective grant dates was $22,373,000, $138,000 and $2,069,000. All of these options currently outstanding are equity classified.

        The common stock value used to estimate the fair value of each option on the December 23, 2004 grant date was based upon a contemporaneous third party arms-length transaction on December 23, 2004 in which we sold 769,350 shares of our common stock for $1,000 per share to unrelated parties. The common stock value used to estimate the fair value of each option on the March 6, 2009 grant date was based upon a contemporaneous valuation reflecting market conditions as of January 1, 2009, a purchase of 2,542 shares by Parent for $323.95 per share from our former Chief Executive Officer pursuant to his Separation and General Release Agreement dated February 23, 2009 and a sale of 385.862 shares by Parent to our current Chief Executive Officer pursuant to his Employment Agreement dated February 23, 2009 for $323.95 per share.

        One of the previous holders of stock options held put rights associated with his options deemed to be within his control whereby he could require Holdings to repurchase his options and, as a result, the expense for these options was remeasured each reporting period as liability based options at the Holdings level and the related compensation expense was included in AMCE's financial statements. However, since the put option that caused liability classification was a put to AMCE's parent Holdings rather than AMCE, AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation.

        For the 7,684.57447 option awards classified as liabilities by Holdings, we revalued the options at each period end following the grant date using the Black-Scholes model. In valuing this liability, Holdings used a fair value of common stock of $1,000 per share, which was based on a contemporaneous valuation reflecting market conditions as of April 3, 2008. In May 2008, Holdings was notified of the holder's intention to exercise the put option and Holdings made cash payments to settle the accrued liability of $3,911,000 during fiscal 2009. As a result of the exercise of the put right, there was no additional stock compensation expense related to these options in fiscal 2009 and the related options were canceled upon exercise of the put right during fiscal 2009.

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

        On February 23, 2009, we entered into a Separation and General Release Agreement with Peter C. Brown (formerly Chairman of the Board, Chief Executive Officer and President of Parent, Holdings and AMCE), whereby all outstanding vested and unvested options were voluntarily forfeited. Stock compensation expense recorded in fiscal 2009 related only to awards that vested prior to February 23, 2009. Because all vested and unvested awards were forfeited, there is no additional compensation cost to recognize in future periods related to his awards.

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

        Impairments.    We review long-lived assets, including definite-lived intangibles, investments in non-consolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. We perform our annual impairment analysis during the fourth quarter because Christmas and New Year's holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. We performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of the recent downturns in the current economic operating environment related to the credit and capital market crisis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management's expected return on assets during fiscal 2009, 2008, and 2007. There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of a theatre, and, accordingly, actual results could vary significantly from such estimates. We have recorded impairments of long-lived assets of $73,547,000, $8,933,000, and $10,686,000 during fiscal 2009, 2008, and 2007, respectively.

        Goodwill.    Our recorded goodwill was $1,814,738,000 and $2,048,865,000 as of April 2, 2009 and April 3, 2008, respectively. We evaluate goodwill and our trademark for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value.

        We performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of the recent downturns in the current economic operating environment related to the credit and capital market crisis and declines in equity values for our publicly traded peer group competitors. While the fair value of our Theatrical Exhibition operations exceed the carrying value at the present time and management does not believe that impairment is probable, the performance of our Theatrical Exhibition operations requires continued improvement in future periods to sustain its carrying value and small changes in certain assumptions can have a significant impact on fair value. In the future, if the carrying value of our reporting unit exceeds the estimated fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit for purposes of measuring goodwill. As a result of this hypothetical allocation, the carrying value of goodwill could be reduced to the hypothetically recomputed amount. If the performance of our Theatrical Exhibition operations does not continue to improve, a future impairment could result for a portion or all of the goodwill or trademark intangibles noted previously.

        We evaluated our enterprise value for fiscal 2009 and 2008 based on a contemporaneous valuation reflecting market conditions as of January 1, 2009 and December 27, 2007, respectively. Two valuation approaches were utilized; the income approach and the market approach. The income approach provides an estimate of enterprise value by measuring estimated annual cash flows over a discrete projection period and applying a present value rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the business. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rate is carefully determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. The market approach used publicly traded peer companies and reported transactions in the industry. Due to market conditions and the relatively few sale transactions, the market approach was used to provide additional support for the value achieved in the income approach.

        Key rates used in the income approach for fiscal 2009 and 2008 follow:

Description	Fiscal 2009	Fiscal 2008
Discount rate	10.0%	8.5%
Market risk premium	6.0%	5.0%
Hypothetical capital structure: Debt/Equity	40%/60%	40%/60%

        The discount rate is an estimate of the weighted average cost of debt and equity capital. The required return on common equity was estimated by adding the risk-free required rate of return, the market risk premium (which is adjusted for the Company's estimated market volatility, or beta), and small stock premium. The discount rate used for fiscal 2008 was 8.5% as compared to the 10.0% discount rate used for the fiscal 2009 impairment test. The higher discount rate was due to a number of factors, such as an increase in corporate bond yields, increase in betas, and increase in market risk premiums, given current market conditions.

        The aggregate annual cash flows were determined based on management projections on a theatre-by-theatre basis further adjusted by non-theatre cash flows. The projections considered various factors including theatre lease terms, a reduction in attendance, and a reduction in capital investments in new theatres, given current market conditions and the resulting difficulty with obtaining contracts for new-builds. Because Cinemex was sold in December 2008, cash flows for the fiscal 2009 study did not include results from Cinemex. Cash flows were projected through fiscal 2015 and assumed revenues would increase approximately 1.7% annually primarily due to projected increases in ticket and concession pricing. The residual value is a function of the estimated cash flow for fiscal 2016 divided by a capitalization rate (discount rate less long-term growth rate of 2%) then discounted back to represent the present value of the cash flows beyond the discrete projection period.

        As the expectations of the average investor are not directly observable, the market risk premium must be inferred. One approach is to use the long-run historical arithmetic average premiums that investors have historically earned over and above the returns on long-term Treasury bonds. The premium obtained using the historical approach is sensitive to the time period over which one calculates the average. Depending on the time period chosen, the historical approach yields an average premium in a range of 5.0% to 8.0%. Another approach is to look at projected rates of return obtained from analysts who follow the stock market. Again, this approach will lead to differing estimates depending upon the source. The published expected returns from firms such as Merrill Lynch, Value Line, and Greenwich Associates collectively tend to indicate a premium in a range of 3.0% to 5.0%. Under normal market conditions, we have utilized a market risk premium of 5.0%; however, given the current economic conditions, we utilized a market risk premium of 6.0% for fiscal 2009.

        There was no goodwill impairment as of April 2, 2009. During the fourth fiscal quarter of 2009 the equity values of our publicly traded peer group competitors increased by approximately 40% from the third fiscal quarter ended on January 1, 2009. Based on the results of the study conducted at the end of the third quarter of fiscal 2009, our fair value exceeded the book value by 1.2%.

        Following, for illustrative purposes, are the percentages at which our fair value exceeds the carrying value assuming hypothetical reductions in the fair value as of January 1, 2009 (in thousands):

Carrying Value	$2,641,360
Hypothetical Reduction of Fair Value	Fair Value	% Fair Value Exceeds/(Less than) Carrying Value
0.0%	$2,673,796	1.2%
2.5%	2,606,951	(1.3)%
5.0%	2,540,106	(3.8)%
7.5%	2,473,261	(6.4)%
10.0%	2,406,416	(8.9)%

        Income taxes.    In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense as well as operating loss and tax credit carryforwards. We must assess the likelihood that we will be able to recover our deferred tax assets in each domestic and foreign tax jurisdiction in which we operate. If recovery is not more likely than not, we must record a valuation allowance for the deferred tax assets that we estimate are more likely than not unrealizable. As of April 2, 2009, we had recorded approximately $31,000,000 of net deferred tax assets (net of valuation allowances of approximately $(281,442,000) related to the estimated future tax benefits and liabilities of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. The recoverability of these deferred income tax assets is dependent upon our ability to generate future taxable income in the relevant taxing jurisdictions. Projections of future taxable income require considerable management judgment about future attendance levels, revenues and expenses.

        Theatre and Other Closure Expense (Income).    Theatre and other closure expense (income) is primarily related to payments made or received or expected to be made or received to or from landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense (income) is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to or from landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense (income) based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense (income) is based on estimates of our borrowing costs at the time of closing. As a result of the merger with Marquee, we have remeasured our liability for theatre closure at a rate of 7.55%, our estimated borrowing cost on the date of this merger. Subsequent theatre closure liabilities have been measured using a discount rate of 8.54%. We have recorded theatre and other closure (income) expense of $(2,262,000), $(20,970,000), and $9,011,000 during the fiscal years ended April 2, 2009, April 3, 2008, and March 29, 2007.

        Casualty Insurance.    We are self-insured for general liability up to $500,000 per occurrence and carry a $400,000 deductible limit per occurrence for workers compensation claims. We utilize actuarial projections of our estimated ultimate losses that we will be responsible for paying and as a result there is considerable judgment necessary to determine our casualty insurance reserves. The actuarial method that we use includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not been reported. As of April 2, 2009 and April 3, 2008, we had recorded casualty insurance reserves of $19,179,000 and $23,254,000, respectively, net of estimated insurance recoveries. We have recorded expense related to general liability and workers compensation claims of $10,537,000, $14,836,000, and $14,519,000 during the periods ended April 2,

2009, April 3, 2008, and March 29, 2007, respectively. During fiscal 2009 we recorded a change in estimate related to favorable loss developments compared to what was originally estimated which reduced our expense by approximately $2,100,000.

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

        The discount rate enables us to state expected future cash flows at a present value on the measurement date. We have little latitude in selecting this rate, as it is required to represent the market rate for high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement expense. For our principal pension plans, a 50 basis point decrease in the discount rate would increase pension expense by approximately $173,000. For our postretirement plans, a 50 basis point decrease in the discount rate would increase postretirement expense by approximately $65,000. For fiscal 2009, we increased our discount rate to 7.43% from 6.25% for our pension plans and to 7.42% from 6.00% for our postretirement benefit plan. On May 2, 2008, our Board of Directors approved revisions to our Post Retirement Medical and Life Insurance Plan effective January 1, 2009, and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions, we recorded a negative prior service cost of $5,969,000 through other comprehensive income to be amortized over eleven years based on expected future service of the remaining participants. On November 7, 2006, our Board of Directors approved an amendment to freeze our Defined Benefit Retirement Income Plan, Supplemental Executive Retirement Plan and Retirement Enhancement Plan (the "Plans") as of December 31, 2006. On December 20, 2006 we amended and restated the Plans to implement the freeze as of December 31, 2006. As a result of the freeze there will be no further benefits accrued after December 31, 2006, but continued vesting for associates with less than five years of vesting service. We will continue to fund existing benefit obligations and there will be no new participants in the future. As a result of amending and restating the Plans to implement the freeze, we recognized a curtailment gain of $10,983,000 in our consolidated financial statements which reduced our pension expense for fiscal 2007. We have recorded net periodic benefit cost (income) for our pension and postretirement plans of $(1,890,000), $1,461,000, and $(4,454,000) during the periods ended April 2, 2009, April 3, 2008, and March 29, 2007, respectively.

        To determine the expected long-term rate of return on pension plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets obtained from our investment portfolio manager. A 50 basis point decrease in the expected return on assets of our qualified defined benefit pension plan would increase pension expense on our principal plans by approximately $203,000 per year.

        The annual rate of increase in the per capita cost of covered health care benefits assumed for 2009 was 8.0% for medical and 4.0% for dental and vision. The rates were assumed to decrease gradually to 5.0% for medical in 2012 and remain at 4.0% for dental. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of April 2, 2009 by $1,840,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2009 by $149,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2009 by $1,585,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2009 by $130,000. Note 12—Employee Benefit Plans to AMCE's consolidated financial statements included elsewhere in this Form 10-K includes disclosures of our pension plan and postretirement plan assumptions and information about our pension plan assets.

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

        We accrue film exhibition costs based on the applicable box office receipts and estimates of the final settlement pursuant to the film licenses entered into with our distributors. Generally, less than one third of our quarterly film exhibition cost is estimated at period-end. The length of time until these costs are known with certainty depends on the ultimate duration of the film play, but is typically "settled" within two to three months of a particular film's opening release. Upon settlement with our film distributors, film cost expense and the related film cost payable are adjusted to the final film settlement. Such adjustments have been historically insignificant. However, actual film costs and film costs payable could differ materially from those estimates. For fiscal years 2009, 2008, and 2007 there were no significant changes in our film cost estimation and settlement procedures.

        As of April 2, 2009 and April 3, 2008, we had recorded film payables of $60,286,000 and $44,028,000, respectively. We have recorded film exhibition costs of $827,785,000, $841,641,000, and $820,865,000 during the periods ended April 2, 2009, April 3, 2008, and March 29, 2007.

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

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our operations. Reference is made to Note 16—Operating Segment to our consolidated financial statements included elsewhere in this Form 10-K for additional information about our operations by operating segment.

        Fiscal year 2009 includes 52 weeks, fiscal year 2008 includes 53 weeks and fiscal year 2007 includes 52 weeks.

(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3 , 2008	52 Weeks Ended March 29, 2007
Revenues
Theatrical exhibition
Admissions	$1,580,328	$1,615,606	$1,576,924
Concessions	626,251	648,330	631,924
Other theatre	58,908	69,108	94,374

Total revenues	$2,265,487	$2,333,044	$2,303,222

Costs and Expenses
Theatrical exhibition
Film exhibition costs	$827,785	$841,641	$820,865
Concession costs	67,779	69,597	66,614
Theatre operating expense	589,376	607,588	579,123
Rent	448,803	439,389	428,044
Preopening expense	5,421	7,130	4,776
Theatre and other closure expense (income)	(2,262)	(20,970)	9,011

	1,936,902	1,944,375	1,908,433

General and administrative expense:
Merger, Acquisition and Transaction Costs	650	3,739	9,996
Management Fee	5,000	5,000	5,000
Other	53,628	39,102	45,860
Depreciation and amortization	201,413	222,111	228,437
Impairment of long-lived assets	73,547	8,933	10,686
Disposition of assets and other gains	(1,642)	(2,408)	(11,183)

Total costs and expenses	$2,269,498	$2,220,852	$2,197,229

Operating Data (at period end):
Screen additions	83	136	107
Screen acquisitions	—	—	32
Screen dispositions	77	196	243
Average screens—continuing operations(1)	4,545	4,561	4,627
Number of screens operated	4,612	4,606	4,666
Number of theatres operated	307	309	318
Screens per theatre	15.0	14.9	14.7
Attendance (in thousands)—continuing operations(1)	196,184	207,603	213,041

(1)
Includes consolidated theatres only.

        A reconciliation of earnings (loss) from continuing operations before income taxes to segment Adjusted EBITDA is as follows:

(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Earnings (loss) from continuing operations before income taxes	$(85,100)	$54,263	$173,871
Plus:
Interest expense	121,747	137,662	193,478
Depreciation and amortization	201,413	222,111	228,437
Impairment of long-lived assets	73,547	8,933	10,686
Preopening expense	5,421	7,130	4,776
Theatre and other closure expense (income)	(2,262)	(20,970)	9,011
Disposition of assets and other gains	(1,642)	(2,408)	(11,183)
Equity in non-consolidated entities	(24,823)	(43,019)	(233,704)
Investment loss (income)	(1,696)	(23,782)	(17,385)
Other (income) expense(1)	—	(1,246)	1,019
General and administrative expense—unallocated:
Management fee	5,000	5,000	5,000
Merger, acquisition and transaction costs	650	3,739	9,996
Other(2)	53,628	39,102	45,860

Total Segment Adjusted EBITDA	$345,883	$386,515	$419,862

(1)
Other income, net for fiscal 2008 is comprised of recoveries for property loss related to Hurricane Katrina. Other income, net for fiscal 2007 is comprised of the write-off of deferred financing charges and net recoveries for property loss related to Hurricane Katrina.

(2)
Including stock-based compensation expense of $2,622,000, $207,000 and $10,568,000 for the periods ended April 2, 2009, April 3, 2008 and March 29, 2007.

For the Year Ended April 2, 2009 and April 3, 2008

        Revenues.    Total revenues decreased 2.9%, or $67,557,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008. Fiscal year 2009 includes 52 weeks and fiscal year 2008 includes 53 weeks which we estimate contributed approximately $30,000,000 to the decline in our total revenues. Admissions revenues decreased 2.2%, or $35,278,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008, due to a 5.5% decrease in attendance partially offset by a 3.6% increase in average ticket price. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2008) decreased 4.1%, or $63,821,000, during the year ended April 2, 2009 from the comparable period last year. Based upon available industry sources, box office revenues of our comparable theatres slightly underperformed the overall industry comparable theatres in the markets where we operate. We believe our underperformance is primarily the result of changes in distribution patterns and an increase in the number of prints released in our markets. While our box office performance on such films was in line with our expectations, the increase in prints in our market diluted our overall performance against the industry. Concessions revenues decreased 3.4%, or $22,079,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008 due to the decrease in attendance partially offset by a 2.2% increase in average concessions per patron. Other theatre revenues decreased 14.8%, or $10,200,000, during the year ended April 2, 2009 compared to year ended April 3, 2008, primarily due to a decrease in advertising revenues. See Note 1—Revenues for discussion of the change in estimate for revenues recorded during the years ended April 2, 2009 and April 3, 2008.

        Costs and expenses.    Total costs and expenses increased 2.2%, or $48,646,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008. Film exhibition costs decreased 1.6%, or $13,856,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008 due to the decrease in admissions revenues partially offset by an increase in film exhibition costs as a percentage of admission revenues. As a percentage of admissions revenues, film exhibition costs were 52.4% in the current period as compared with 52.1% in the prior period. Concession costs decreased 2.6%, or $1,818,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008 due to the decrease in concession revenues partially offset by an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.8% in the current period and 10.7% in the prior period. As a percentage of revenues, operating expense was 26.0% in both the current and prior period. Rent expense increased 2.1%, or $9,414,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008 due primarily to the opening of new theatres. Preopening expense decreased $1,709,000 during the year ended April 2, 2009 due to a decline in screen additions. During the year ended April 2, 2009 we recognized $2,262,000 of theatre and other closure income primarily due to lease terminations negotiated on favorable terms for two theaters closed during the year ended April 2, 2009. During the year ended April 3, 2008, we recognized $20,970,000 of theatre and other closure income due primarily to a lease termination negotiated on favorable terms for seven of our theatres that were closed during the year ended April 3, 2008 or where the lease was terminated during this period.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $3,089,000 during the year ended April 2, 2009 compared to the year ended April 3, 2008. Prior period costs are primarily comprised of preacquisition expenses for casualty insurance losses that occurred prior to the merger with Loews.

        Management fees.    Management fees were unchanged during the year ended April 2, 2009. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 37.1%, or $14,526,000, during the year ended April 2, 2009 compared to the year ended April 3, 2008. The increase in other general and administrative expenses is primarily due to a cash severance payment of $7,014,000 to our former Chief Executive Officer and an expense of $5,279,000 related to our partial withdrawal liability for a union-sponsored pension plan, partially offset by a pension curtailment gain of $1,072,000 as a result of the retirement of our former chief executive officer.

        Depreciation and Amortization.    Depreciation and amortization decreased 9.3%, or $20,698,000, compared to the prior period due primarily to certain intangible assets becoming fully amortized, the closing of theatres and impairment of long-lived assets.

        Impairment of Long-Lived Assets.    During fiscal 2009 we recognized non-cash impairment losses of $73,547,000 related to theatre fixed assets, internal use software and assets held for sale. We recognized an impairment loss of $65,636,000 on 34 theatres with 520 screens (in Arizona, California, Canada, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Texas, Virginia, Washington and Wisconsin). Of the theatre charge, $1,365,000 was related to intangible assets, net, and $64,271,000 was related to property, net. We recognized an impairment loss on abandonment of internal use software, recorded in other long-term assets of $7,125,000 when management determined that the carrying value would not be realized through future use; and adjusted the carrying value of our assets held for sale to reflect the sales proceeds received in fiscal 2009 and declines in fair value which resulted in impairment charges of $786,000. During fiscal 2008 we recognized a non-cash impairment loss of $8,933,000 that reduced property, net on 17 theatres with 176 screens (in New York, Maryland, Indiana, Illinois, Nebraska, Oklahoma, California, Arkansas, Pennsylvania, Washington, and the District of Columbia).

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $1,642,000 in the current period compared to $2,408,000 in the prior period. The current and prior periods include $2,015,000 and $5,321,000, respectively, of settlements received related to fireproofing litigation and other construction related recoveries at various theatres. The current and prior year also includes contingent legal expense related to the litigation recoveries of $104,000 and $2,895,000, respectively.

        Other Income.    Other income includes $14,139,000 and $11,289,000 of income related to the derecognition of gift card liabilities as to which we believe future redemption to be remote, during the year ended April 2, 2009 and April 3, 2008, respectively. Other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption during the year ended April 3, 2008.

        Interest Expense.    Interest expense decreased 11.6%, or $15,915,000, primarily due to decreased interest rates on the Senior Secured Credit Facility.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $24,823,000 in the current period compared to $43,019,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $27,654,000 and $22,175,000 for the year ended April 2, 2009 and April 3, 2008, respectively. Equity in earnings related to HGCSA was $18,743,000 during the year ended April 3, 2008 and includes the gain related to the disposition of $18,751,000. We recognized an impairment loss of $2,742,000 related to an equity method investment in one U.S. motion picture theatre during the year ended April 2, 2009.

        Investment Income.    Investment income was $1,696,000 for the year ended April 2, 2009 compared to $23,782,000 for the year ended April 3, 2008. The year ended April 2, 2009 and April 3, 2008 include a gain on the sale of our investment in Fandango of $2,383,000 and $15,977,000, respectively. Interest income decreased $6,566,000 from the prior period primarily due to decreases in temporary investments and decreases in rates of interest earned on temporary investments. During the year ended April 2, 2009, we recognized an impairment loss of $1,512,000 related to unrealized losses previously recorded in accumulated other comprehensive income on marketable securities related to one of our deferred compensation plans when we determined the decline in fair value below historical cost to be other than temporary.

        Income Tax Provision.    The provision for income taxes from continuing operations was $5,800,000 for the year ended April 2, 2009 and $12,620,000 for the year ended April 3, 2008 with the reduction due primarily to the decrease in earnings from continuing operations before income taxes. See Note 10—Income Taxes.

        Earnings from Discontinued Operations, Net.    On December 29, 2008 we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. See Note 2—Discontinued Operations for the components of the earnings from discontinued operations.

        Net Earnings (Loss).    Net earnings (loss) were $(81,172,000) and $43,445,000 for the year ended April 2, 2009 and April 3, 2008, respectively. The decrease in net earnings was primarily due to impairment charges of $73,547,000 in the current year and the recognition of a gain on disposition of HGCSA of $18,751,000, a gain on the disposition of Fandango of $15,977,000 and theatre and other closure income of $20,970,000 which were recorded in the prior year.

  For the Year Ended April 3, 2008 and March 29, 2007

        Revenues.    Total revenues increased 1.3%, or $29,822,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007. Admissions revenues increased 2.5%, or $38,682,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007, due to a 5.1% increase in average ticket prices partially offset by a 2.6% decrease in total attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2007) increased 1.7% during the year ended April 3, 2008 over the comparable period last year, primarily due to a 4.9% increase in average ticket price partially offset by a 3.0% decrease in attendance at comparable theatres. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and the discounts we offer and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Based upon available industry sources, box office revenues of our comparable theatres performed similarly to overall performance of industry comparable theatres in the markets where we operate. Concessions revenues increased 2.6%, or $16,406,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to a 5.1% increase in average concessions per patron related primarily to price increases partially offset by the decrease in attendance. Other theatre revenues decreased 26.8%, or $25,266,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007. Included in other theatre revenues is our share of on-screen advertising revenues generated by NCM. The decrease in other theatre revenues was primarily due to decreases in on-screen advertising revenues as a result of the new Exhibitor Services Agreement with NCM. See Note 1—Revenues for discussion of the change in estimate for revenues recorded during the year ended April 3, 2008.

        Costs and expenses.    Total costs and expenses increased 1.1%, or $23,623,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007. Film exhibition costs increased 2.5%, or $20,776,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.1% in both the current period and the prior period. Concession costs increased 4.5%, or $2,983,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to the increase in concessions revenues and an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.7% in the current period compared with 10.5% in the prior period. As a percentage of revenues, theatre operating expense increased to 26.0% in the current period from 25.1% in the prior period due primarily to increases in advertising expenses as a result of the new Exhibitor Services Agreement with NCM. Rent expense increased 2.7%, or $11,345,000, during the year ended April 3, 2008 compared to the year ended March 29, 2007. During the year ended April 3, 2008, we recognized $20,970,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms for seven of our theatres that were closed during fiscal 2008 or where the lease was terminated during this period. During the year ended March 29, 2007, we recognized $9,011,000 of theatre and other closure expense (income) due primarily to the closure of 26 theatres with 253 screens and to accretion of the closure liability related to theatres closed during prior periods.

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

        Other.    Other general and administrative expenses decreased 14.7%, or $6,758,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007. The decrease in other general and administrative expenses is primarily due to a decrease in stock compensation expense of $10,361,000 during the year ended April 3, 2008 compared to the year ended March 29, 2007 due to the accelerated vesting of certain options as a result of entry into a separation and general release agreement with the holder of these options during the year ended March 29, 2007 and forfeitures during the year ended April 3, 2008. As a result of the accelerated vesting during the prior year and forfeitures during the current year, there is less expense related to these options during the current year. Additionally, incentive compensation expense decreased by $3,297,000 related to declines in operating performance compared to the annual target underlying our annual incentive plan. These declines in general and administrative expense were partially offset by a decrease in pension income of $5,974,000 related to an amendment to freeze our Plans as of December 31, 2006 which resulted in the recording of a curtailment gain of $10,983,000 during fiscal 2007.

        Depreciation and Amortization.    Depreciation and amortization decreased 2.8%, or $6,326,000 compared to the prior period. The prior year includes a cumulative adjustment to depreciation expense of approximately $2,200,000 related to adjustments to fair value for the Merger.

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

        Other Income.    Other income includes $11,289,000 and $10,992,000 of income related to the derecognition of gift card liabilities where we believe future redemption to be remote, during the year ended April 3, 2008 and March 29, 2007, respectively. During the year ended April 3, 2008, other income includes insurance recoveries related to Hurricane Katrina of $1,246,000 for property losses in excess of property carrying cost and $397,000 for business interruption. During the year ended March 29, 2007, other income includes insurance recoveries related to Hurricane Katrina of $2,469,000 for property losses in excess of property carrying cost and $294,000 for business interruption, partially offset by a loss on redemption of debt as described below of $3,488,000.

        Interest Expense.    Interest expense decreased 28.8%, or $55,816,000, primarily due to decreased borrowings.

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

        On January 26, 2006, we issued $325,000,000 of the Notes due 2016 and entered into the Senior Secured Credit Facility for $850,000,000.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were $43,019,000 in the current period compared to earnings of $233,704,000 in the prior period. Equity in earnings related to our investment in HGCSA were $18,743,000 for the year ended April 3, 2008, and include the gain on disposition of HGCSA of $18,751,000. Equity in earnings related to our investment in National CineMedia, LLC were $22,175,000 and $234,213,000 for the years ended April 3, 2008 and March 29, 2007, respectively. We received net proceeds upon completion of the NCM initial public offering of $517,122,000. We recorded deferred revenues of $231,308,000 for the proceeds we received related to modification payments to our Exhibitor Services Agreement with National CineMedia, LLC. We recorded the $285,814,000 of remaining proceeds we received from the NCM IPO for the redemption of our preferred and common units to first reduce our recorded equity method investment to $0 and second to reflect the remaining proceeds as equity in earnings of non-consolidated entities. As a result we recorded a change of interest gain of $132,622,000 and received distributions in excess of our investment in National CineMedia, LLC related to the redemption of preferred and common units of $106,188,000. See Note 5—Investments for the components of equity in earnings related to National CineMedia, LLC.

        Investment Income.    Investment income was $23,782,000 for the year ended April 3, 2008 compared to $17,385,000 for the year ended March 29, 2007. Current year investment income includes a gain on the sale of Fandango of $15,977,000. Interest income decreased $10,154,000 compared to prior year due primarily to less cash and equivalents available for investment.

        Income Tax Provision (Benefit).    The provision for income taxes from continuing operations was $12,620,000 for the year ended April 3, 2008 and $39,046,000 for the year ended March 29, 2007. See Note 10—Income Taxes.

        Loss from Discontinued Operations, Net.    On December 29, 2008 we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. On May 11, 2006, we sold our operations in Iberia, including 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, we disposed of our investment in Yelmo, including 27 theatres with 310 screens in Spain, and the results of the operations in Iberia have now been classified as discontinued operations. On June 30, 2005, we sold Japan AMC Theatres, Inc., including 4 theatres in Japan with 63 screens, and classified its operations as discontinued operations. The information presented for all fiscal 2008 and 2007 reflects the new classifications. See Note 2—Discontinued Operations for the components of the loss from discontinued operations.

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

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $200,701,000, $220,208,000 and $417,751,000 during the periods ended April 2, 2009, April 3, 2008 and March 29, 2007 respectively. The decrease in operating cash flows during the year ended April 2, 2009 is primarily due to the decrease in net earnings which was partially offset by an increase in non-cash impairment charges. The decrease in operating cash flows during the year ended April 3, 2008 is primarily due to the one-time receipt of payments related to the Exhibitor Service Agreement with National CineMedia, LLC in fiscal 2007. We had working capital surplus (deficit) as of April 2, 2009 and April 3, 2008 of $259,308,000 and ($220,072,000), respectively. Working capital includes $121,628,000 and $134,560,000 of deferred revenue as of April 2, 2009 and April 3, 2008 respectively. We received litigation settlement checks related to fireproofing and other construction related claims totaling $1,911,000, $2,426,000 and $13,130,000 during the years ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively. As of April 2, 2009 we have borrowed the available amount of $185,000,000 against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $0 and $177,500,000 available on our credit facility to meet these obligations for the periods ended April 2, 2009 and April 3, 2008, respectively.

        During the year ended April 2, 2009, we closed 8 theatres with 77 screens in the U.S. and opened 6 new theatres with 83 screens in the U.S., resulting in a circuit total of 307 theatres and 4,612 screens.

Cash Flows from Investing Activities

        Cash provided by (used in) investing activities, as reflected in the Consolidated Statement of Cash Flows were $100,925,000, $(139,405,000) and $283,969,000 during the periods ended April 2, 2009, April 3, 2008 and March 29, 2007 respectively. As of April 2, 2009, we had construction in progress of $0. We had no U.S. theatres or screens under construction on April 2, 2009. Cash outflows from investing activities include capital expenditures of $104,704,000 during the year ended April 2, 2009. We expect that our gross capital expenditures in fiscal 2010 will be approximately $100,000,000 to $105,000,000.

        Cash flows for the period ended April 2, 2009 include proceeds from the sale of Cinemex of $224,378,000 and proceeds from the sale of Fandango of $2,383,000. Cash flows for the period ended April 3, 2008 include proceeds from the disposal of HGCSA and Fandango of $28,682,000 and $17,977,000, respectively. Cash flows for the period ended March 29, 2007 include proceeds from the NCM distribution of $285,814,000, proceeds from the sale of our theatres in Spain and Portugal of $35,446,000 and proceeds from our disposition of Yelmo and of U.S. theatres as required by and in connection with the mergers of $116,439,000.

        On December 29, 2008, we sold all of our interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. Under the Stock Purchase Agreement for the transaction, the purchase price was $315,000,000, decreased by the amount of net funded indebtedness of Cinemex and other specified items of $66,859,000. Costs paid related to the disposition were $4,046,000 and the cash balance for Cinemex as of the date of sale was $19,717,000, which was accounted for in the purchase price in the calculation of net funded indebtedness. Additionally, we estimate that we will receive an additional

$12,253,000 of the purchase price related to tax payments and refunds in later periods and have received an additional $809,000 of purchase price related to a working capital calculation and post closing adjustments subsequent to April 2, 2009.

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

        In connection with the completion of the NCM, Inc. IPO, AMC amended and restated its existing services agreement with NCM whereby in exchange for our pro rata share of the NCM, Inc. IPO proceeds, AMC agreed to a modification of NCM's payment obligation under the existing agreement. The modification extended the term of the agreement to 30 years, provided NCM with a five year right of first refusal beginning one year prior to the end of the term and changed the basis upon which AMC is paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee would be composed of a fixed payment per patron and a fixed payment per digital screen, which would increase by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. Additionally, AMC entered into the Loews Screen Integration Agreement with NCM pursuant to which AMC will pay NCM an amount that approximates the EBITDA that NCM would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of the NCM, Inc. IPO, and NCM issued to AMC common membership units in NCM increasing its ownership interest to approximately 33.7%; such Loews payments were made quarterly and were $15,981,000 through the end of the agreement of which $15,901,000 has been paid through fiscal 2009. Also, with respect to any on-screen advertising time provided to our beverage concessionaire, AMC would be required to purchase such time from NCM at a negotiated rate. In addition, after completion of the NCM, Inc. IPO, AMC expects to receive mandatory quarterly distributions of excess cash from NCM.

        We currently own 18,821,114 units or an 18.53% interest in NCM accounted for using the equity method of accounting. As of April 2, 2009 the fair market value of the shares in National CineMedia LLC was approximately $262,743,000 based on a price for shares of National

CineMedia, Inc. on April 2, 2009 of $13.96 per share. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $361,759,000 for distributions received from NCM that were previously tax deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

        In March 2007, the board of directors of Fandango, Inc. ("Fandango"), an online movie ticketing company in which we owned approximately 8.4% of the outstanding common stock on an as converted basis as of March 29, 2007, approved an Agreement and Plan of Merger (the "Fandango Merger Agreement"), which was adopted and approved by its stockholders. Pursuant to the Fandango Merger Agreement, we and the other existing stockholders sold our interests in Fandango to Comcast Corporation. The transaction closed in the first quarter of fiscal 2008. In connection with the transaction, we received an equity earn up which raised our interest in Fandango to approximately 10.4% of the outstanding common stock on an as converted basis immediately prior to the sale of our shares. Pursuant to the terms of the Fandango Merger Agreement and subject to certain closing adjustments, we have received approximately $20,360,000 in cash consideration in connection with the sale of our interest in Fandango of which $17,977,000 was received during fiscal 2008 and $2,383,000 was received during fiscal 2009.

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

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $129,203,000, $(289,388,000) and $(611,131,000) during the periods ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively. During fiscal 2009 we paid two cash dividends totaling $35,989,000 to our stockholder Marquee Holdings Inc. and borrowed $185,000,000 under our credit facility. During fiscal 2008, we made principal payments of $26,295,000 on our corporate borrowings, capital and financing lease obligation, and mortgage obligations. We also paid two cash dividends to our stockholder Marquee Holdings Inc. totaling $293,551,000. During fiscal 2007, we made principal payments of $592,811,000 to redeem our debt. We used the net proceeds included in investing activities from the NCM, Inc. IPO of $517,122,000, along with cash on hand, to redeem our 9 1/2% senior subordinated notes due 2011 (the "Notes due 2011"), our senior floating rate notes due 2010 (the "Floating Notes due 2010") and our 9 7/8% senior subordinated notes due 2012 (the "Notes due 2012"). On March 19, 2007 we redeemed $212,811,000 aggregate principal amount of our Notes due 2011 at 100% of principal value, on March 23, 2007 we redeemed $205,000,000 aggregate principal amount of our Floating Notes due 2010 at 103% of principal value and on March 23, 2007 we redeemed $175,000,000 aggregate principal amount of our Notes due 2012 at 104.938% of principal value. Our loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums was $3,488,000.

        Concurrently with the closing of the Mergers, we entered into the following financing transactions: (1) our Senior Secured Credit Facility, consisting of a $650,000,000 term loan facility and a $200,000,000 revolving credit facility; (2) the issuance by AMCE of $325,000,000 in aggregate principal amount of the Notes due 2016; (3) the termination of AMC Entertainment's existing senior secured credit facility, under which no amounts were outstanding, and the repayment of all outstanding amounts under Loews' existing senior secured credit facility and the termination of all commitments thereunder; and (4) the completion of the tender offer and consent solicitation for all $315,000,000 on aggregate principal amount of Loews' 9.0% senior subordinated notes due 2014.

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

        The indentures relating to our notes allow us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our credit facility. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis (under the indentures for the Fixed Notes due 2012, Notes due 2014 and Notes due 2016). Under the indentures and the Parent Term Loan Facility, we could borrow approximately $1,399,000,000 (assuming an interest rate of 9.5% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the credit facility, no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to the Notes due 2014 and Notes due 2016.

        The indentures relating to the above described notes also contain covenants limiting dividends, purchases or redemptions of stock, transactions with affiliates, and mergers and sales of assets, and require us to make an offer to purchase the notes upon the occurrence of a change in control, as defined in the indentures. Upon a change of control (as defined in the indentures), we would be required to make an offer to repurchase all of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase.

        As of April 2, 2009, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014 and the Fixed Notes due 2012.

Senior Secured Credit Facility

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides AMC Entertainment financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility will include borrowing capacity available for letters of credit and for swingline borrowings on same-day notice. AMC Entertainment's ability to borrow against the revolving credit facility is limited to $0 as of April 2, 2009 due to $14,169,000 of outstanding letters of credit and additional borrowings in fiscal 2009 which reduce the capacity of the revolving credit facility. The interest rate as of April 2, 2009 on the outstanding term loans and revolving credit facility borrowings was 2.021% and 2.046% per annum, respectively.

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. On March 13, 2007, the Company amended the Senior Secured Credit Facility to, among other things, lower the interest rates related to its term loan, reduce its unused commitment fee and amend the change of control definition so that an initial public offering and related transactions would not constitute a change of control. The current applicable margin for borrowings under the revolving credit facility is 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings, and the current applicable margin for borrowings under the term loan facility is 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Senior Secured Credit Facility, AMC Entertainment is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.25%. It will also pay customary letter of credit fees. AMC Entertainment may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. AMC Entertainment is required to repay $1,625,000 of the term loan quarterly, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

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

        As a result of the completion on February 13, 2007 of the NCM, Inc. IPO, we received proceeds of $517,122,000. Such proceeds along with approximately $100,000,000 of cash on hand were used for the redemption of our Notes due 2011, Notes due 2012 and our Floating Notes due 2010. The redemption of the subordinated notes would constitute restricted payments under our Senior Secured Credit Facility. Because our current restricted payment basket amount, after giving pro forma effect for an increase resulting from the NCM transaction, would be insufficient to accommodate this debt repayment, we amended the Senior Secured Credit Facility on February 14, 2007 to allow for up to $600,000,000 in subordinated debt repayments to be carved out of the restricted payments basket. This carve out was available for redemptions/repayments through April 30, 2007.

Holdings Discount Notes due 2014

        On June 12, 2007, Holdings announced that it had completed a solicitation of consents from holders of its 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014"), and that it had received consents for $301,933,000 in aggregate principal amount at maturity of the Discount Notes due 2014, representing 99.32% of the outstanding Discount Notes due 2014. In connection with the receipt of consents, Holdings paid an aggregate consent fee of approximately $4,360,000, representing a consent fee of $14.44 for each $1,000 in principal amount at maturity of Discount Notes due 2014 to which consents were delivered. Accordingly, the requisite consents to adopt the proposed amendment (the "Amendment") to the indenture pursuant to which the Discount Notes due 2014 were issued were received, and a supplemental indenture to effect the Amendment was executed by Holdings and the trustee under the indenture. The Amendment revised the restricted payments covenant to permit Holdings to make restricted payments in an aggregate amount of $275,000,000 prior to making an election to pay cash interest on its senior discount notes. The Amendment also contained a covenant by Holdings to make an election on August 15, 2007, the next semi-annual accretion date under the indenture, to pay cash interest on the Discount Notes due 2014. As a result, Holdings made its first cash interest payment in the amount of $14,447,700 on the Discount Notes due 2014 on February 15, 2008. During fiscal 2008 Holdings used cash on hand at AMCE to pay a dividend to Holdings' current stockholders in an aggregate amount of $275,000,000 and Holdings used cash on hand at AMCE of $18,551,000 from a $21,830,000 dividend paid by AMCE to make the interest payment on the Discount Notes due 2014 and to pay other professional and consulting expenses. During fiscal 2009 Holdings made cash interest payments of $28,895,400 on the Discount Notes due 2014 from two dividend payments of $35,989,000 in the aggregated paid by AMCE to cover interest payments on the Discount Notes due 2014, repurchase treasury stock, make payments related to liability classified options and pay corporate overhead expenses in the ordinary course of business. The outstanding principal balance on the Discount Notes due 2014 was $240,795,000 as of April 2, 2009. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through dividends it may receive from AMCE. AMCE's Senior Secured Credit Facility and note indentures contain provisions which limit the amount of loans and dividends which AMCE could make to Holdings. Under the most restrictive of these provisions, set forth in the note Indenture for the Fixed Notes due 2012, the amount of loans and dividends which AMCE could make to Holdings may not exceed approximately $523,000,000 in the aggregate as of April 2, 2009.

Parent Term Loan Facility

        To help finance the dividend paid by Parent to its stockholders discussed in Note 9 to our consolidated financial statements included elsewhere in this Form 10-K, our Parent entered into the Parent Term Loan Facility for net proceeds of $396,000,000. The interest rate on borrowings under the Parent Term Loan Facility was 6.32% per annum as of April 2, 2009. The principal balance of the Parent Term Loan Facility was $466,936,000 as of April 2, 2009. Interest on borrowings under the Parent Term Loan Facility is payable on each March 15, June 15, September 15, and December 15, beginning September 15, 2007 by adding such interest for the applicable period to the principal amount of the outstanding loans. Unpaid principal of $400,000,000 and interest on outstanding loans under the Parent Term Loan Facility are required to be repaid upon maturity on June 13, 2012. The Parent Term Loan Facility is neither guaranteed by, nor secured by the assets of, AMCE or our subsidiaries.

        The Parent Term Loan Facility contains certain covenants that, among other things, may limit the ability of the Parent to incur additional indebtedness and pay dividends or make distributions in respect of its capital stock.

Subsequent Event

        During April and May of 2009, AMCE made dividend payments to its stockholder Marquee Holdings Inc. and Marquee Holdings Inc. made dividend payments to its stockholder AMC Entertainment Holdings, Inc. totaling $300,000,000. AMC Entertainment Holdings, Inc. made payments to purchase term loans and reduced the principal balance of the Parent Term Loan Facility to $226,261,000 with a portion of the dividend proceeds.

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, FF&E and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of April 2, 2009 are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2010	$9,075	$6,500	$97,807	$393,452	$19,645	$6,396	$532,875
2011	9,225	6,500	97,676	393,321	12,754	1,937	521,413
2012	8,023	191,500	96,914	379,991	—	437	676,865
2013	7,055	859,375	78,099	367,166	—	—	1,311,695
2014	6,706	300,000	57,750	345,761	—	—	710,217
Thereafter	68,628	325,000	65,542	2,298,514	—	—	2,757,684

Total	$108,712	$1,688,875	$493,788	$4,178,205	$32,399	$8,770	$6,510,749

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts or premiums on issuance.

(2)
Interest expense on the term loan and revolver were estimated at 2.021% and 2.046%, respectively based upon the interest rates in effect as of April 2, 2009.

(3)
Includes committed capital expenditures including the estimated cost of ADA related betterments. Does not include planned, but non-committed capital expenditures.

(4)
Historically the Company funds its pension plan such that the plan is 90% funded. The plan has been frozen effective December 31, 2006. The funding requirement has been estimated based upon our expected funding amount. Also included are estimated payments due under a withdrawal liability for a union sponsored plan. The retiree health plan is not funded.

        As discussed in Note 10—Income Taxes, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109." At April 2, 2009, the Company had a liability for unrecognized benefits for $28,300,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our unrecognized tax benefits will be. Any amounts related to these items are not included in the table above.

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

        Upon the consummation of a change in control transaction or an IPO, the Sponsors will receive, in lieu of quarterly payments of the annual management fee, an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of April 2, 2009, we estimate this amount would be $34,097,000 should a change in control transaction or an IPO occur.

        The Management Fee Agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Investment in NCM

        As discussed in Cash Flows From Investing Activities, we hold an investment in 18.53% of NCM accounted for following the equity method. The fair market value of these shares is approximately $262,743,000 as of April 2, 2009. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $361,759,000 including distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Conclusion

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and the notes. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs or from the proceeds of new debt issues by AMCE or Holdings. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings of AMCE, Holdings and Parent and payment of dividends.

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

Covenant Compliance

        Our senior secured credit facility requires us to maintain a net senior secured leverage ratio of no more than 3.25 to 1.0, calculated on a pro forma basis for the trailing four quarters (as determined under our senior secured credit facility) as long as the commitments under our revolving credit facility remain outstanding. Failure to comply with this covenant would result in an event of default under our senior secured credit facility unless waived by our revolving credit lenders, and in any event would likely limit our ability to borrow funds pursuant to our revolving credit facility. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn would result in an event of default and possible acceleration of indebtedness under the Parent Term Loan Facility and our debt securities as well. In addition, our senior secured credit facility restricts our ability to take certain actions such as incurring additional debt or making certain acquisitions if we are unable to comply with our net senior secured leverage ratio covenant or, in the case of additional debt, maintain an Adjusted EBITDA to consolidated interest expense ratio of at least 2.0 to 1.0 and a senior leverage ratio of no more than 3.25 to 1.0 after giving pro forma effect (as determined under our senior secured credit facility) to the debt incurrence or acquisition, as the case may be. Failure to comply with these covenants would result in limiting our long-term growth prospects by hindering our ability to incur future indebtedness or grow through acquisitions. As our failure to comply with the covenants described above can, at best, limit our ability to incur debt or grow our company, and at worst, cause us to go into default under the agreements governing our indebtedness, management believes that our senior secured credit facility and these covenants are material to the Company. As of April 2, 2009, we were in compliance with the covenants described above.

        Pro forma Adjusted EBITDA is defined in our senior secured credit facility as loss from continuing operations, as adjusted for the items summarized in the table below. Consolidated interest expense is defined in our senior secured credit facility as interest expense excluding, among other things, the amortization of fees and expenses associated with certain investment and financing transactions and certain payments made in respect of operating leases, as described in the definition of consolidated interest expense, less interest income for the applicable period.

        Adjusted EBITDA is not a measurement of our financial performance or liquidity under U.S. GAAP and should not be considered as an alternative to loss from continuing operations, operating income or any other performance measures derived in accordance with U.S. GAAP. Consolidated interest expense as defined in our senior secured credit facility should not be considered an alternative to U.S. GAAP interest expense. Adjusted EBITDA also includes estimated annual cost savings initiatives that we expect to achieve in the ordinary course of business as a result of actions we have taken or anticipate taking in the near future. The adjustments set forth below reflecting estimated cost savings and operating synergies do not qualify as pro forma adjustments under Regulation S-X promulgated under the Securities Act and constitute forward-looking statements within the Private Securities Litigation Reform Act of 1995, as amended. Actual results may differ materially from those reflected due to a number of factors, including without limitation, (i) an inability to reduce advertising without negatively impacting operations, (ii) an inability to successfully modify lease terms with landlords and (iii) an inability to consolidate vendors or enter into more favorable contracts.

	52 Weeks Ended April 2, 2009
	(thousands of dollars, except ratios)
Calculation of Adjusted EBITDA:
Loss from continuing operation	$(90,900)
Income tax provision	5,800
Investment income	(1,696)
Equity in (earnings) of non-consolidated entities	(24,823)
Interest expense	121,747
Disposition of assets and other (gains)	(1,642)
Depreciation and amortization	201,413
Impairment charge	73,547
Theatre and other closure (income)	(2,262)
Pre-opening expense	5,421
Stock-based compensation expense	2,622
Management fees	5,000
Merger and acquisition costs	650

Subtotal	$294,877

Additional credit facility adjustments:
Gain on sale of investments and income from equity investments	218,077
Non-cash items, deferred rent and other	4,450
Cost savings initiatives(1)	18,000

Adjusted EBITDA(2) $	$535,404	Required

Net senior secured indebtedness(3)	$185,140
Net senior secured leverage ratio(4)	.35 to 1.00	3.25 to 1.00 Maximum
Senior indebtedness(5)	$1,093,166
Senior leverage ratio(6)	2.04 to 1.00	3.25 to 1.00 Maximum
Consolidated interest expense(7)	$120,357
Annualized EBITDA Ratio(8)	4.45 to 1.00	2.00 to 1.00 Minimum

(1)
Represents cost savings related to (i) reduce sustaining newspaper costs for display of show times, (ii) the favorable modification of certain lease terms, and (iii) the implementation of waste management, janitorial, utilities and other cost reduction programs with certain vendors.

(2)
Adjusted EBITDA in this Annual Report on Form 10-K corresponds to "Annualized EBITDA" in our senior secured credit facility. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP and our use of the term Adjusted EBITDA varies from others in our industry. This measure should not be considered as an alternative to net earnings (loss), operating income or any other performance measures derived in accordance with U.S. GAAP as measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA is presented giving pro forma effect to the Parent Transactions and the Offering Transactions and does not purport to present our actual historical covenant compliance calculations. Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. For example, Adjusted EBITDA:

  •
  does not include one-time transition expenditures that we anticipate we will need to incur to realize cost savings;

  •
  does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

  •
  does not reflect changes in, or cash requirements for, our working capital needs;

  •
  does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;

  •
  excludes tax payments that represent a reduction in cash available to us;

  •
  does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future;

  •
  does not reflect management fees that may be paid to the Sponsors; and

  •
  does not reflect the impact of earnings or charges resulting from matters that we and the lenders under our secured senior credit facility may consider not to be indicative of our ongoing operations. In particular, our definition of Adjusted EBITDA allows us to add back certain non-cash and non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict. They can represent the effect of long-term strategies as opposed to short-term results. In addition, certain of these expenses can represent the reduction of cash that could be used for other corporate purposes.

(3)
The senior secured credit facility defines net senior secured indebtedness as consolidated secured indebtedness for borrowed money other than any capital lease obligations, net of cash and cash equivalents. Net senior secured indebtedness reflected in the table consists primarily of borrowings under the senior secured credit facility.

(4)
The senior secured credit facility defines the net senior secured leverage ratio as the ratio of net senior secured indebtedness to Adjusted EBITDA for the trailing four fiscal quarters on a pro forma basis (as defined in the senior secured credit facility).

(5)
The senior secured credit facility defines senior indebtedness as consolidated indebtedness for borrowed money that is not expressly subordinate or junior indebtedness.

(6)
The senior secured credit facility defines the senior leverage ratio as the ratio of senior indebtedness to Adjusted EBITDA for the trailing four fiscal quarters on a pro forma basis (as defined in the senior secured credit facility).

(7)
The senior secured credit facility defines consolidated interest expense as interest expense excluding, among other things, the amortization of fees and expenses incurred in connection with the Loews Acquisition, as well as the amortization of fees and expenses associated with certain investment and financing transactions and certain payments made in respect of operating leases, as described in the definition of consolidated interest expense, less interest income for the applicable period.

(8)
The senior secured credit facility defines the Annualized EBITDA Ratio as the ratio of Adjusted EBITDA to consolidated interest expense for the trailing four fiscal quarters on a pro forma basis (as defined in the senior secured credit facility).

New Accounting Pronouncements

        In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of FSP FAS 157-4 on our consolidated financial statements and will adopt this FSP effective July 2, 2009.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, ("FSP FAS 115-2 and FAS 124-2"). The existing accounting guidance was modified to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt or equity security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security's cost basis, must recognize the other-than-temporary impairment in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ("FSP FAS 107-1 and APB 28-1"). SFAS No. 107, Disclosures about Fair Value of Financial Instruments, ("SFAS No. 107") was amended to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on our consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, ("FSP 132(R)-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009 and is effective for us in fiscal 2010. We are currently evaluating the disclosure requirements of this pronouncement.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We are evaluating the impact of FSP EITF 03-6-1 on our financial statements.

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

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and is effective for us at the beginning of fiscal 2010. Earlier adoption is prohibited. Upon adoption of SFAS No. 141(R), the reversal of valuation allowance for deferred tax assets related to business combinations would flow through our income tax provision as opposed to goodwill.

        In September 2006, the FASB released SFAS No. 157, Fair Value Measurements, ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Partial Deferral of the Effective Date of SFAS 157 ("FSP 157-2"), which delays the effective date for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Statement was effective at the beginning of the first quarter of fiscal 2009 for financial assets and liabilities recognized or disclosed at fair value on a recurring basis. The partial adoption of this Statement did not have a material impact on our consolidated financial position and results of operations. Please refer to Note 15—Fair Value of Financial Instruments for additional information. Due to the deferral, we have delayed the implementation of SFAS 157 provisions on the fair value of goodwill, intangible assets with indefinite lives, and nonfinancial long-lived assets until the beginning of fiscal 2010. We are in the process of evaluating the impact related to our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk. All financial instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

        Interest Rate Swaps.    We periodically enter into interest rate swap agreements to manage the interest rate risk associated with variable rate debt instruments. In October 2007, AMCE executed an interest rate swap agreement, scheduled to mature in April 2009, to hedge $200,000,000 of our variable rate debt obligation. Under the terms of the agreement, we pay interest at a fixed rate of 4.707% and receive interest at a variable rate based on 1-month U.S. Dollar LIBOR-BBA. Based upon a sensitivity analysis performed as of April 2, 2009, an increase or decrease in the underlying interest rates of 100 basis points would have a de minimus effect on the fair value of the interest rate swap liability.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had borrowed $185,000,000 on our revolving credit facility as of April 2, 2009 and had $628,875,000 outstanding under the term loan facility on April 2, 2009, of which $200,000,000 is hedged at a fixed rate. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $4,490,000 during the fifty-two weeks ended April 2, 2009.

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

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $1,781,000 and $7,680,000, respectively, as of April 2, 2009.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Inc.

TO THE STOCKHOLDER OF AMC ENTERTAINMENT INC.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of April 2, 2009, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 2, 2009. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Chief Executive Officer
and President

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDER OF AMC ENTERTAINMENT INC.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the financial position of AMC Entertainment Inc. and its subsidiaries (the "Company"), at April 2, 2009 and April 3, 2008, and the results of their operations and their cash flows for the 52 week period ended April 2, 2009, the 53 week period ended April 3, 2008 and the 52 week period ended March 29, 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 10, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2008.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
May 21, 2009

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Revenues
Admissions	$1,580,328	$1,615,606	$1,576,924
Concessions	626,251	648,330	631,924
Other theatre	58,908	69,108	94,374

Total revenues	2,265,487	2,333,044	2,303,222

Costs and Expenses
Film exhibition costs	827,785	841,641	820,865
Concession costs	67,779	69,597	66,614
Operating expense	589,376	607,588	579,123
Rent	448,803	439,389	428,044
General and administrative:
Merger, acquisition and transaction costs	650	3,739	9,996
Management fee	5,000	5,000	5,000
Other	53,628	39,102	45,860
Preopening expense	5,421	7,130	4,776
Theatre and other closure expense (income)	(2,262)	(20,970)	9,011
Depreciation and amortization	201,413	222,111	228,437
Impairment of long-lived assets	73,547	8,933	10,686
Disposition of assets and other gains	(1,642)	(2,408)	(11,183)

Total costs and expenses	2,269,498	2,220,852	2,197,229

Other expense (income)
Other income	(14,139)	(12,932)	(10,267)
Interest expense
Corporate borrowings	115,757	131,157	188,809
Capital and financing lease obligations	5,990	6,505	4,669
Equity in earnings of non-consolidated entities	(24,823)	(43,019)	(233,704)
Investment income	(1,696)	(23,782)	(17,385)

Total other expense (income)	81,089	57,929	(67,878)

Earnings (loss) from continuing operations before income taxes	(85,100)	54,263	173,871
Income tax provision	5,800	12,620	39,046

Earnings (loss) from continuing operations	(90,900)	41,643	134,825
Earnings (loss) from discontinued operations, net of income taxes	9,728	1,802	(746)

Net earnings (loss)	$(81,172)	$43,445	$134,079

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	April 2, 2009	April 3, 2008
Assets
Current assets:
Cash and equivalents	$534,009	$106,181
Receivables, net of allowance for doubtful accounts of $1,355 and $1,597 as of April 2, 2009 and April 3, 2008, respectively	29,782	46,844
Other current assets	80,919	74,166

Total current assets	644,710	227,191
Property, net	964,668	1,250,406
Intangible assets, net	162,366	206,674
Goodwill	1,814,738	2,048,865
Other long-term assets	139,115	111,846
Non-current assets held for sale	—	2,300

Total assets	$3,725,597	$3,847,282

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$155,553	$177,354
Accrued expenses and other liabilities	98,298	114,596
Deferred revenues and income	121,628	134,560
Current maturities of corporate borrowings and capital and financing lease obligations	9,923	20,753

Total current liabilities	385,402	447,263
Corporate borrowings	1,681,441	1,598,534
Capital and financing lease obligations	57,286	66,368
Deferred revenues for exhibitor services agreement	253,164	250,312
Other long-term liabilities	308,701	351,310

Total liabilities	2,685,994	2,713,787

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued as of April 2, 2009 and April 3, 2008 with 1¢ par value	—	—
Additional paid-in capital	1,157,284	1,190,651
Accumulated other comprehensive income (loss)	17,061	(3,668)
Accumulated deficit	(134,742)	(53,488)

Total stockholder's equity	1,039,603	1,133,495

Total liabilities and stockholder's equity	$3,725,597	$3,847,282

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Cash flows from operating activities:
Net earnings (loss)	$(81,172)	$43,445	$134,079
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	222,483	251,194	257,017
Non-cash portion of stock-based compensation	2,622	207	10,568
Non-cash portion of pension and postretirement (income) expense	(1,890)	1,461	(4,454)
Impairment of long-lived assets	73,547	8,933	10,686
Deferred income taxes	400	8,400	30,000
Write-off of unamortized premium and issuance costs related to early extinguishment of debt	—	—	(11,304)
Increase in deferred revenues from NCM ESA	—	—	231,308
Gain on disposition of Cinemex	(14,772)	—	—
Excess distributions/(Equity in earnings losses from investments, net of distributions)	6,600	(18,354)	(233,704)
Disposition of assets and other gains	(2,265)	(16,152)	(729)
Change in assets and liabilities, net of effects from acquisitions:
Receivables	9,010	10,389	3,375
Other assets	(2,861)	(39,972)	(3,682)
Accounts payable	20,423	5,906	3,448
Accrued expenses and other liabilities	(20,081)	(25,896)	(9,378)
Other, net	(11,343)	(9,353)	521

Net cash provided by operating activities	200,701	220,208	417,751

Cash flows from investing activities:
Capital expenditures, net	(104,704)	(151,676)	(138,739)
Construction project costs reimbursable by landlord	—	(2,138)	(9,726)
NCM Distribution	—	—	285,814
Proceeds from restricted cash	—	1,513	—
Proceeds on disposition of Fandango	2,383	17,977	—
Proceeds on disposition of HGCSA	—	28,682	—
Proceeds on disposition of Cinemex, net of cash disposed	224,378	—	—
Proceeds on disposition of Iberia	—	—	35,446
LCE screen integration	(4,700)	(11,201)	—
Proceeds from disposition of long-term assets	—	175	116,439
Software licensing and development	(16,752)	(19,424)	(4,703)
Other, net	320	(3,313)	(562)

Net cash provided by (used in) investing activities	100,925	(139,405)	283,969

Cash flows from financing activities:
Repurchase of senior secured floating rate notes due 2010	—	—	(205,000)
Repurchase of notes due 2011	—	—	(212,811)
Repurchase of notes due 2012	—	—	(175,000)
Payments on Term Loan B	(6,500)	(8,125)	(6,500)
Principal payments under mortgages and capital and financing lease obligations	(3,452)	(6,070)	(3,848)
Deferred financing costs	(525)	—	(2,606)
Change in construction payables	(9,331)	13,586	(7,466)
Borrowing under Revolver credit facility	185,000	—	—
(Repayment of) borrowing under Cinemex credit facility	—	(12,100)	2,100
Dividends paid to Marquee Holdings Inc.	(35,989)	(293,551)	—
Proceeds from financing lease obligations	—	16,872	—

Net cash provided by (used in) financing activities	129,203	(289,388)	(611,131)
Effect of exchange rate changes on cash and equivalents	(3,001)	(2,397)	(3,541)

Net increase (decrease) in cash and equivalents	427,828	(210,982)	87,048
Cash and equivalents at beginning of year	106,181	317,163	230,115

Cash and equivalents at end of year	$534,009	$106,181	$317,163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $415, $1,114, and $1,760 during periods 2009, 2008, and 2007, respectively)	$125,935	$146,855	$210,284
Income taxes, net	16,731	17,064	897
Schedule of non-cash investing and financing activities:
Assets capitalized under EITF 97-10	$—	$4,600	$8,199
Dividend to Holdings	—	3,279	—
Investment in NCM (See Note 5—Investments)	5,453	21,598	—

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital			Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount
March 30, 2006 through April 2, 2009
Balance, March 30, 2006	1	$—	$1,480,206	$(10,658)	$(225,639)	$1,243,909
Comprehensive earnings:
Net earnings	—	—	—	—	134,079	134,079
Foreign currency translation adjustment	—	—	—	(5,037)	—	(5,037)
Additional minimum pension liability	—	—	—	(139)	—	(139)
Unrealized loss on Cinemex swap agreements	—	—	—	(560)	—	(560)
Unrealized gain on Cinemex lease agreements	—	—	—	80	—	80
Unrealized gain on marketable securities	—	—	—	339	—	339

Comprehensive earnings						128,762
Adjustment for adoption of SFAS No. 158	—	—	—	12,141	—	12,141
Stock-based compensation—options	—	—	10,568	—	—	10,568
Purchase price adjustment of fair value of Common Stock issued for Merger	—	—	(3,500)	—	—	(3,500)

Balance, March 29, 2007	1	—	1,487,274	(3,834)	(91,560)	1,391,880
Comprehensive earnings (loss):
Net earnings	—	—	—	—	43,445	43,445
FIN 48 adoption adjustment	—	—	—	—	(5,373)	(5,373)
Foreign currency translation adjustment	—	—	—	(1,708)	—	(1,708)
Change in fair value of cash flow hedges	—	—	—	(5,507)	—	(5,507)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	1,523	—	1,523
Losses on interest rate swaps reclassified to discontinued operations
Pension and other benefit adjustments	—	—	—	6,532	—	6,532
Unrealized loss on marketable securities	—	—	—	(674)	—	(674)

Comprehensive earnings						38,238
Stock-based compensation—options	—	—	207	—	—	207
Dividends paid to Marquee Holdings Inc.	—	—	(296,830)	—	—	(296,830)

Balance April 3, 2008	1	—	1,190,651	(3,668)	(53,488)	1,133,495
Comprehensive earnings (loss):
Net loss	—	—	—	—	(81,172)	(81,172)
Foreign currency translation adjustment	—	—	—	25,558	—	25,558
Change in fair value of cash flow hedges	—	—	—	(1,833)	—	(1,833)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	5,230	—	5,230
Pension and other benefit adjustments	—	—	—	(8,117)	—	(8,117)
Unrealized loss on marketable securities	—	—	—	(109)	—	(109)

Comprehensive loss						(60,443)
SFAS 158 adoption adjustment	—	—	—	—	(82)	(82)
Stock-based compensation—options	—	—	2,622	—	—	2,622
Dividends paid to Marquee Holdings, Inc.	—	—	(35,989)	—	—	(35,989)

Balance April 2, 2009	1	$—	$1,157,284	$17,061	$(134,742)	$1,039,603

See Notes to Consolidated Financial Statements

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiary, and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States, Canada, China (Hong Kong), France and the United Kingdom. The Company discontinued its operations in Spain and Portugal during the third quarter of fiscal 2007 and discontinued its operations in Mexico during the third quarter of fiscal 2009. The Company's theatrical exhibition business is conducted through AMC and its subsidiaries and AMCEI.

        Marquee Holdings Inc. ("Holdings"), the Parent of AMCE, is a holding company with no operations of its own and has no ability to service interest or principal on the 12% Senior Discount Notes due 2014 other than through any dividends it may receive from AMCE. AMCE is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the 8 5/8% Senior Notes due 2012, the Existing Subordinated Notes and the amended credit facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral.

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

        On June 11, 2007, Marquee Merger Sub Inc. ("merger sub"), a wholly- owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent"), merged with and into Holdings, with Holdings continuing as the surviving corporation (the "holdco merger"). As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into the right to receive a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to Holdings' stockholders. See Note 7—Corporate Borrowings and Capital and Financing Lease Obligations and Note 9—Stockholder's Equity.

        Discontinued Operations:    The results of operations for the Company's discontinued operations have been eliminated from the Company's continuing operations and classified as discontinued operations for each period presented within the Company's Consolidated Statements of Operations. See Note 2—Discontinued Operations.

        Assets held for Sale:    The Company classified certain real estate as available for sale based on an active marketing program to sell the assets, which are recorded in noncurrent assets held for sale. These assets were disposed of during fiscal 2009.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Goodwill, (3) Income Taxes, (4) Theatre and Other Closure Expense (Income), (5) Casualty Insurance, (6) Pension and Post Retirement Assumptions, (7) Film Exhibition Costs and (8) Acquisitions. Actual results could differ from those estimates.

        Principles of Consolidation:    The consolidated financial statements include the accounts of AMCE and all subsidiaries, as discussed above. All significant intercompany balances and transactions have been eliminated.

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. Fiscal 2008 reflects a 53 week period, while fiscal 2009 and fiscal 2007 reflect 52 week periods.

        Revenues:    Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of gift cards and packaged tickets (no revenue or income recognition for non-presentment) until such time as the items are redeemed or management believes future redemption to be remote. During fiscal 2008, management changed its estimate of when it believes future redemption to be remote for discounted theatre tickets from 24 months from the date of sale to 18 months from the date of sale. During fiscal 2009, management changed its estimate of redemption rates for packaged tickets. Management believes the 18 month estimate and revised redemption rates are supported by its continued development of redemption history and that they are reflective of management's current best estimate. These changes in estimate had the effect of increasing other revenues and earnings from continuing operations by approximately $4,200,000 and $2,600,000, respectively, during fiscal 2008 and by approximately $2,600,000 and $1,600,000, respectively, during fiscal 2009. The Company recognizes revenues related to on-screen advertising pursuant to the specific terms of its Exhibitor Services Agreement with National CineMedia, LLC. During the periods ended April 2, 2009, April 3, 2008, and March 29, 2007, the Company recognized $14,139,000, $11,289,000, and $10,992,000 of income, respectively, related to the derecognition of gift card liabilities where management believes future redemption to be remote which was recorded in other expense (income) in the Consolidated Statements of Operations.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. As of April 2, 2009 and April 3, 2008, the Company recorded film payables of $60,286,000 and $44,028,000, respectively. The Company recorded film exhibition costs of $827,785,000, $841,641,000, and $820,865,000 for the periods ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

is in excess of fair value, then the excess is recorded as a reduction of concession costs. In addition, if the payment from the vendor is for a reimbursement of expenses, then those expenses are offset.

        Screen Advertising:    On March 29, 2005, the Company and Regal Entertainment Group combined their respective cinema screen advertising businesses into a new joint venture company called National CineMedia, LLC ("NCM"). The company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. The Company records its share of on-screen advertising revenues generated by NCM in other theatre revenues. The Company contributed fixed assets and exhibitor agreements of its cinema screen advertising subsidiary to NCM. The Company also included goodwill (recorded in connection with the merger with Marquee) in the cost assigned to its investment in NCM. In consideration of the contributions described above, NCM issued a 37% interest in its Class A units to the Company. Since that date, the Company's interest in NCM has declined to 18.53% primarily due to the entry of new investors.

        Loyalty Program:    The Company records the estimated incremental cost of providing free concession items for awards under its Moviewatcher loyalty program when the awards are earned. Historically, the costs of these awards have not been significant.

        Advertising Costs:    The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $18,112,000, $20,825,000 and $21,385,000 for the periods ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively.

        Cash and Equivalents:    Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The amount of these checks included in accounts payable as of April 2, 2009 and April 3. 2008 was $55,302,000 and $55,246,000, respectively. All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and amortization are eliminated from the accounts in the year of disposal. Gains or losses resulting from property disposals are credited or charged to operations.

        Intangible Assets:    Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from acquisitions, and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer relationship intangible assets, non-competition and consulting agreements and trademarks, each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets except for a customer relationship intangible asset and the AMC Trademark intangible asset associated with the merger with Marquee. The customer relationship intangible asset is amortized over eight years based upon the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. This pattern indicates that over 2/3rds of the cash flow generated from the asset is derived during the first five years. The AMC Trademark intangible asset is considered an indefinite lived intangible asset, and therefore not amortized, but rather evaluated for impairment annually. In fiscal 2009, the Company impaired a favorable lease intangible asset in the amount of $1,364,000 (See Impairment of Long-Lived Assets).

        Investments:    The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its consolidated balance sheets and records equity in earnings and losses of those entities accounted for following the equity method of accounting within equity in (earnings) losses of non-consolidated entities in its consolidated statements of operations. The Company follows the guidance in EITF 03-16 Accounting for Investments in Limited Liability Companies which prescribes the use of the equity method for investments that are not considered to be minor in Limited Liability Companies that maintain specific ownership accounts. The Company classifies gains and losses on sales of and changes of interest in equity method investments within equity in (earnings) losses of non-consolidated entities, and classifies gains and losses on sales of investments accounted for using the cost method in investment income. As of April 2, 2009, the Company holds an 18.53% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 26% interest in Movietickets.com, a joint venture that provides moviegoers with a convenient way to buy movie tickets online, access local showtime information, view trailers and read reviews; a 33 1/3% interest in Digital Cinema Implementation Partners LLC, a joint venture charged with implementing digital cinema in the Company's theatres; a 50% interest in three theatres that are accounted for following the equity method of accounting; and a 50% interest in Midland Empire Partners, LLC, a joint venture developing live and film entertainment venues in the Power & Light District of Kansas City, Missouri. In February 2007, the Company recorded a change of interest gain of $132,622,000 and received distributions in excess of its investment in NCM related to the redemption of preferred and common units of $106,188,000. Future equity in earnings from NCM will not be recognized until cumulative earnings exceed the redemption gain or cash distributions of earnings are received. The Company's recorded investments are less than its proportional ownership of the underlying equity in these entities by approximately $1,518,000, excluding NCM. These differences will be amortized to equity in earnings or losses over the estimated useful lives of the related assets or evaluated for impairment. Included in equity in earnings of non-consolidated entities for the fifty-two weeks ended April 2, 2009 is an impairment charge of $2,742,000 related to a theatre joint venture investment. The decline in the fair market value of the investment was considered other than temporary due to competitive theatre builds.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company's recorded goodwill was $1,814,738,000 and $2,048,865,000 as of April 2, 2009 and April 3, 2008, respectively. The Company evaluates goodwill and its trademark for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. The Company's goodwill is recorded in its Theatrical Exhibition operating segment which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value.

        The Company performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of the recent downturns in the current economic operating environment related to the credit and capital market crisis and declines in equity values of publicly traded peer group competitors. While the fair value of the Company's Theatrical Exhibition operations exceed the carrying value at the present time and management does not believe that impairment is probable, the performance of the Company's Theatrical Exhibition operations requires continued improvement in future periods to sustain its carrying value and small changes in certain assumptions can have a significant impact on fair value. In the future, if the carrying value of the Company's reporting unit exceeds the estimated fair value, the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit for purposes of measuring goodwill. As a result of this hypothetical allocation, the carrying value of goodwill could be reduced to the hypothetically recomputed amount. If the performance of the Company's Theatrical Exhibition operations does not continue to improve, a future impairment could result for a portion or all of the goodwill or trademark intangibles noted previously.

        The Company evaluated its enterprise value for fiscal 2009 and 2008 based on a contemporaneous valuation reflecting market conditions as of January 1, 2009 and December 27, 2007, respectively. Two valuation approaches were utilized; the income approach and the market approach. The income approach provides an estimate of the Company's fair value by measuring estimated annual cash flows

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

over a discrete projection period and applying a present value rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the business. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rate is carefully determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. The market approach used publicly traded peer companies and reported transactions in the industry. Due to market conditions and the relatively few sale transactions, the market approach was used to provide additional support for the value achieved in the income approach.

        Key rates used in the income approach for fiscal 2009 and 2008 follow:

Description	Fiscal 2009	Fiscal 2008
Discount rate	10.0%	8.5%
Market risk premium	6.0%	5.0%
Hypothetical capital structure: Debt/Equity	40%/60%	40%/60%

        The discount rate is an estimate of the weighted average cost of debt and equity capital. The required return on common equity was estimated by adding the risk-free required rate of return, the market risk premium (which is adjusted for the Company's estimated market volatility, or beta), and small stock premium. The discount rate used for fiscal 2008 was 8.5% as compared to the 10.0% discount rate used for the fiscal 2009 impairment test. The higher discount rate was due to a number of factors, such as an increase in corporate bond yields, increase in betas, and increase in market risk premiums, given current market conditions.

        The aggregate annual cash flows were determined based on management projections on a theatre-by-theatre basis further adjusted by non-theatre cash flows. The projections considered various factors including theatre lease terms, a reduction in attendance, and a reduction in capital investments in new theatres, given current market conditions and the resulting difficulty with obtaining contracts for new-builds. Because Cinemex was sold in December 2008, cash flows for the fiscal 2009 study did not include results from Cinemex. Cash flows were projected through fiscal 2015 and assumed revenues would increase approximately 1.7% annually primarily due to projected increases in ticket and concession pricing. The residual value is a function of the estimated cash flow for fiscal 2016 divided by a capitalization rate (discount rate less long-term growth rate of 2%) then discounted back to represent the present value of the cash flows beyond the discrete projection period.

        Since the expectations of the average investor are not directly observable, the market risk premium must be inferred. One approach is to use the long-run historical arithmetic average premiums that investors have historically earned over and above the returns on long-term Treasury bonds. The premium obtained using the historical approach is sensitive to the time period over which one calculates the average. Depending on the time period chosen, the historical approach yields an average premium in a range of 5.0% to 8.0%. Another approach is to look at projected rates of return obtained from analysts who follow the stock market. Again, this approach will lead to differing estimates depending upon the source. The published expected returns from firms such as Merrill Lynch, Value Line, and Greenwich Associates collectively tend to indicate a premium in a range of 3.0% to 5.0%. Under normal market conditions, the Company utilized a market risk premium of 5.0%; however, given the current economic conditions, a market risk premium of 6.0% was used for fiscal 2009.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        There was no goodwill impairment as of April 2, 2009. During the fourth fiscal quarter of 2009 the equity values of the Company's publicly traded peer group competitors increased by approximately 40% from the third fiscal quarter ended on January 1, 2009. Based on the results of the study conducted as of the end of the third quarter of fiscal 2009, the indicated fair value of the Company exceeded the book value by 1.2%.

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

        Theatre and Other Closure Expense (Income):    Theatre and other closure expense (income) is primarily related to payments made or expected to be made to landlords to terminate leases on certain of the Company's closed theatres, other vacant space or theatres where development has been discontinued. Theatre and other closure expense (income) is recognized at the time the theatre closes, space becomes vacant or development is discontinued. Expected payments to landlords are based on actual or discounted contractual amounts. Accretion expense relates to changes in the Company's theatre closure liability due to the passage of time where the Company has based its expected payments to landlords on discounted amounts and is a component of theatre and other closure expense (income). The Company recorded theatre and other closure expense (income) of $(2,262,000), $(20,970,000), and $9,011,000 for the periods ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively. The theatre and other closure income recognized in fiscal 2009 was primarily due to the write-off of deferred rent balances on two theatres that were closed on favorable terms. Accrued theatre and other closure expense (income) is generally classified as current based upon management's intention to negotiate termination of the related lease obligations within one year. See Note 14—Theatre and Other Closure and Disposition of Assets.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded $31,970,000 and $39,117,000 as financing lease obligations for failed sale leaseback transactions on its Consolidated Balance Sheets related to these types of projects as of April 2, 2009 and April 3, 2008, respectively.

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

        Impairment of Long-lived Assets:    The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment as part of the Company's annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

of the assets may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment and considers the seasonality of its business when evaluating theatres for impairment. We perform our annual impairment analysis during the fourth quarter because Christmas and New Year's holiday results comprise a significant portion of our operating cash flow, the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. The Company performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of the recent downturns in the current economic operating environment related to the credit and capital market crisis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances with the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was 20% and was based on management's expected return on assets during fiscal 2009.

        There is considerable management judgment necessary to determine the future cash flows, fair value and the expected operating period of the Company's theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates. During fiscal 2009 the Company recognized non-cash impairment losses of $73,547,000 related to theatre fixed assets, internal use software, and assets held for sale. The Company recognized an impairment loss of $65,636,000 on 34 theatres with 520 screens (in California, Canada, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, North Carolina, Ohio, Texas, Virginia, Washington and Wisconsin). Of the theatre charge, $1,365,000 was related to intangible assets, net, and $64,271,000 was related to property, net. The Company recognized an impairment loss on abandonment of internal use software recorded in other long-term assets of $7,125,000 when management determined that the carrying value would not be realized through future use; and adjusted the carrying value of its assets held for sale to reflect the subsequent sales proceeds received in January 2009 and declines in fair value which resulted in an impairment charge of $786,000.

        Additionally, the Company recognized an impairment loss of $2,742,000 recorded in equity in earnings of non-consolidated entities related to an equity method investment in one U.S. motion picture theatre where the estimated fair value based on discounted cash flows was less than the

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying value and recognized an impairment loss of $1,512,000 recorded in investment income related to unrealized losses previously recorded in accumulated other comprehensive income on marketable equity securities related to one of its deferred compensation plans where the Company determined the decline in fair value below historical cost to be other than temporary.

        Impairment losses included in the Consolidated Statements of Operations are as follows:

(In thousands)	52 weeks Ended April 2, 2009	53 weeks Ended April 3, 2008	52 weeks Ended March 29, 2007
Impairment of long-lived assets	$73,547	$8,933	$10,686
Equity in (earnings) losses of non-consolidated entities	2,742	—	—
Investment income	1,512	—	—

Total impairment losses	$77,801	$8,933	$10,686

        Foreign Currency Translation:    Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, are included in net earnings (loss) and have not been material.

        Stock-based Compensation:    AMCE has no stock-based compensation arrangements of its own; however its ultimate parent, AMC Entertainment Holdings, Inc. granted options on 55,457.17873 shares to certain employees during the periods ended March 31, 2005, March 30, 2006 and April 2, 2009. Because the employees to whom the options were granted are employed by AMCE, AMCE has reflected the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term and the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009. The options granted during fiscal 2006 step vest in equal amounts over three years with final vesting having occurred on December 23, 2008. The options granted during fiscal 2009 step-vest in equal amounts over five years with final vesting occurring on March 6, 2014, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). AMCE has recorded $2,622,000, $207,000 and $10,568,000 of stock-based compensation expense related to these options within general and administrative: other for fiscal 2009, 2008 and 2007, respectively.

        The options have been accounted for using the fair value method of accounting for stock-based compensation arrangements as prescribed by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment ("SFAS 123(R)") and Staff Accounting Bulletin ("SAB") No. 107 and 110, Share-Based Payment, and the Company has valued the options using the Black-Scholes formula. There is no cash impact related to the options included in the Company's Consolidated Statements of Cash Flows.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table reflects the weighted average fair value per option granted during each year, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

	April 2, 2009(2)	April 3, 2008(1)	March 29, 2007(1)
Weighted average fair value on grant date	$323.95	$—	$—
Risk-free interest rate	2.6%	—	—
Expected life (years)	6.5	—	—
Expected volatility(3)	35.0%	—	—
Expected dividend yield	—	—	—

(1)
There were no options granted during the years ended April 3, 2008 and March 29, 2007.

(2)
Represents assumptions for stock options granted to certain employees of the Company.

(3)
The Company uses share values of its publicly traded competitor peer group for purposes of calculating volatility.

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

        The Company adopted the new requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 ("FIN 48"), in the first quarter of fiscal 2008. As a result of the adoption of FIN 48, the Company recorded a $5,373,000 increase in current deferred tax assets, a $5,373,000 reduction of goodwill, a $5,373,000 current FIN 48 liability and a $5,373,000 charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007. See Note 10—Income Taxes.

        AMCE entered into a tax sharing agreement with Holdings under which AMCE agreed to make cash payments to Holdings to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to AMCE or its subsidiaries' income and (ii) franchise taxes and other fees required to maintain Holdings' legal existence.

        Casualty Insurance:    The Company is self-insured for general liability up to $500,000 per occurrence and carries a $400,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses that it will be responsible for paying to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of April 2, 2009 and April 3, 2008, the Company had recorded casualty insurance reserves of $19,179,000 and $23,254,000, respectively, net of estimated insurance recoveries. The Company recorded expenses related to general liability and workers compensation claims of

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

$10,537,000, $14,836,000 and $14,519,000 for the periods ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively. During fiscal 2009 we recorded a change in estimate related to favorable loss developments compared to what was originally estimated which reduced our expense by approximately $2,100,000.

        Derivative Instruments:    Derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, to the extent effective, depending on whether the derivative is designated as a cash flow hedge and qualifies for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of derivative instruments recorded to accumulated other comprehensive income are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the change in fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. The estimated fair value for interest rate swap derivatives are based on prevailing market data that represents the theoretical cost the Company would have to pay to terminate the transactions. See Note 8—Derivative Instruments to these consolidated financial statements regarding the Company's derivative hedging activities.

        New Accounting Pronouncements:    In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 157-4 on its consolidated financial statements and will adopt this FSP effective July 2, 2009.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, ("FSP FAS 115-2 and FAS 124-2"). The existing accounting guidance was modified to demonstrate the intent and ability to hold an investment security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt or equity security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security's cost basis, must recognize the other-than-temporary impairment in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ("FSP FAS 107-1 and APB 28-1"). SFAS No. 107, Disclosures about Fair Value of Financial Instruments, ("SFAS No. 107") was amended to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on its consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position FSP 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, ("FSP 132(R)-1"), which provides guidance on an employer's

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosures about plan assets of a defined benefit pension or other postretirement plan. This interpretation is effective for financial statements issued for fiscal years ending after December 15, 2009 and is effective for us in fiscal 2010. The Company is currently evaluating the disclosure requirements of this pronouncement.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of FSP EITF 03-6-1 on its financial statements.

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

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2010. Earlier adoption is prohibited. Upon adoption of SFAS No. 141(R), the reversal of valuation allowance for deferred tax assets related to business combinations would flow through the Company's income tax provision as opposed to goodwill.

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

        Presentation:    Certain amounts have been reclassified from prior period consolidated financial statements to conform to the current year presentation.

NOTE 2—DISCONTINUED OPERATIONS

        On December 29, 2008, the Company sold all of its interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. Under the Stock Purchase Agreement for the transaction, the purchase price was $315,000,000, decreased by the amount of net funded indebtedness of Cinemex and other specified items of $66,859,000. Costs related to the disposition are estimated to be $4,046,000. Additionally, the Company estimates that it will receive an additional $12,253,000 in the form of tax payments and refunds in later periods and has received an additional $809,000 of purchase price related to a working capital calculation and post closing adjustments subsequent to April 2, 2009 which are included in the gain on disposition. The Company has recorded a gain on disposition before income taxes of $14,772,000 related to the disposition that is included as discontinued operations.

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

        The operations and cash flows of the Cinemex theatres have been eliminated from the Company's ongoing operations as a result of the disposal transaction. The Company will not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 2—DISCONTINUED OPERATIONS (Continued)

presented for all periods reflects the new classification. The operations of the Cinemex theatres were previously reported in the Company's International Theatrical Exhibition operating segment. Components of amounts reflected as earnings (loss) from discontinued operations in the Company's consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Revenues
Admissions	$62,009	$87,469	$83,015
Concessions	44,744	60,456	54,394
Other revenue	21,755	23,358	20,940

Total revenues	128,508	171,283	158,349

Costs and Expenses
Film exhibition costs	27,338	37,435	34,939
Concession costs	10,158	13,949	13,097
Operating expense	32,699	42,302	39,953
Rent	14,934	18,540	17,880
General and administrative—other	8,880	10,720	10,015
Preopening expense	—	—	1,793
Depreciation and amortization	21,070	29,083	28,035
Gain on disposal	(14,772)	—	—

Total costs and expenses	100,307	152,029	145,712

Other Expense (Income)
Other expense	416	501	—
Interest expense
Corporate borrowings	7,299	11,282	12,258
Capital, financing lease obligations and other	582	645	916
Investment income	(1,124)	(1,756)	(597)

Total other expense	7,173	10,672	12,577

Earnings before income taxes	21,028	8,582	60
Income tax provision	11,300	6,780	3,254

Earnings (loss) from discontinued operations	$9,728	$1,802	$(3,194)

        On May 11, 2006, the Company sold two of its wholly-owned subsidiaries, AMC Entertainment España S.A. and Actividades Multi-Cinemeas E Espectáculos, LDA (collectively "Iberia"), which owned and operated 4 theatres with 86 screens in Spain and 1 theatre with 20 screens in Portugal, for a cash sales price of $35,446,000. At the date of the sale these operations did not meet the criteria for discontinued operations because of continuing involvement in the region through an equity method investment in Yelmo. In December 2006, the Company disposed of its investment in Yelmo, which owned and operated 27 theatres with 310 screens in Spain, for proceeds of $52,137,000. There was no gain or loss recorded on the sale of Yelmo. The investment in Yelmo was reported within other

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 2—DISCONTINUED OPERATIONS (Continued)

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

        Components of amounts reflected as earnings from discontinued operations for Iberia in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended March 29, 2007
Revenues
Admissions	$3,892
Concessions	1,292
Other revenue	172

Total revenues	5,356

Costs and Expenses
Film exhibition costs	1,901
Concession costs	255
Operating expense	1,189
Rent	1,410
General and administrative—other	50
Preopening expense	—
Depreciation and amortization	545
Disposition of assets and other gains	(2,658)

Total costs and expenses	2,692

Interest expense	220
Investment income	(4)

Total other expense	216

Earnings before income taxes	2,448
Income tax provision	—

Earnings from discontinued operations	$2,448

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 3—PROPERTY

        A summary of property is as follows:

(In thousands)	April 2, 2009	April 3, 2008
Property owned:
Land	$43,384	$44,565
Buildings and improvements	156,665	172,232
Leasehold improvements	812,972	888,513
Furniture, fixtures and equipment	1,253,050	1,334,117

	2,266,071	2,439,427
Less-accumulated depreciation and amortization	1,319,353	1,208,332

	946,718	1,231,095

Property leased under capital leases:
Buildings and improvements	33,864	35,342
Less-accumulated amortization	15,914	16,031

	17,950	19,311

	$964,668	$1,250,406

        Included in property is $0 and $21,649,000 of construction in progress as of April 2, 2009 and April 3, 2008, respectively. Also included is capitalized interest of $415,000 and $1,114,000 as of April 2, 2009 and April 3, 2008, respectively.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	Theatrical Exhibition
Balance as of March 29, 2007	$2,056,053
Currency translation adjustment	7,565
Fair value deferred tax asset adjustments LCE(1)	(19,232)
Fair value change in fiscal 2007 APB 23 assertion(2)	6,220
Other fair value adjustments(3)	(1,741)

Balance as of April 3, 2008	$2,048,865
Currency translation adjustment	(45,977)
Fair value deferred tax asset adjustments LCE(1)	(31,515)
Disposition of Cinemex	(156,635)

Balance as of April 2, 2009	$1,814,738

(1)
Adjustments to fair value relate to the release of valuation allowance initially recorded in purchase accounting for deferred tax assets related to net operating (loss) carryforwards that are expected to be utilized on the 2008 and 2009 income tax returns.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(2)
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

Activity of other intangible assets is presented below:

		April 2, 2009		April 3, 2008
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 12 years	$104,646	$(35,949)	$115,419	$(33,233)
Loyalty program	2 years	46,000	(34,914)	46,000	(29,946)
LCE trade name	2 years	2,300	(1,460)	2,300	(1,000)
LCE/Cinemex advertising and management contracts	1 to 22 years	35,400	(27,893)	52,147	(27,610)
Other intangible assets	1 to 13 years	13,654	(13,418)	19,088	(17,685)

Total, amortizable		$202,000	$(113,634)	$234,954	$(109,474)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Cinemex trademark		—		7,194

Total, unamortized		$74,000		$81,194

        Amortization expense associated with the intangible assets noted above is as follows:

(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Recorded amortization	$21,481	$28,387	$37,029

Estimated amortization expense for the next five fiscal years for intangible assets owned as of April 2, 2009 is projected below:

(In thousands)	2010	2011	2012	2013	2014
Projected amortization expense	$13,934	$11,980	$10,856	$10,147	$7,769

NOTE 5—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 5—INVESTMENTS (Continued)

April 2, 2009, include an 18.53% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com, Inc. ("MTC"), a 50% interest in Midland Empire Partners, LLC and a 33.3% interest in Digital Cinema Implementation Partners, LLC ("DCIP"). Financial results for the fifty-three weeks ended April 3, 2008 and for the fifty-two weeks ended March 29, 2007 include a 50% interest in Hoyts General Cinemas South America ("HGCSA"), an entity that operated 17 theatres in South America, which was disposed of in July 2007. Financial results for the fifty-two weeks ended March 29, 2007 include a 50% equity interest in Yelmo, which was disposed of in December 2006.

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

        In connection with the completion of NCM, Inc.'s IPO, the Company also entered into an Exhibitor Services Agreement ("ESA") with NCM on February 13, 2007, whereby in exchange for approximately $231,308,000, the Company agreed to modify NCM's payment obligations under the prior Exhibitor Services Agreement. The ESA provides a term of 30 years for advertising and approximately five year terms (with automatic renewal provisions) for meeting event and digital

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 5—INVESTMENTS (Continued)

programming services, and provides NCM with a five year right of first refusal for the services beginning one year prior to the end of the term. The ESA also changed the basis upon which the Company is paid by NCM from a percentage of revenues associated with advertising contracts entered into by NCM to a monthly theatre access fee. The theatre access fee is now composed of a fixed payment per patron and a fixed payment per digital screen, which increases by 8% every five years starting at the end of fiscal 2011 for payments per patron and by 5% annually starting at the end of fiscal 2007 for payments per digital screen. The theatre access fee paid in the aggregate to the Founding Members will not be less than 12% of NCM's aggregate advertising revenue, or it will be adjusted upward to meet this minimum payment. Additionally, the Company entered into the First Amended and Restated Loews Screen Integration Agreement with NCM on February 13, 2007, pursuant to which the Company will pay NCM an amount that approximates the EBITDA that NCM would generate if it were able to sell advertising in the Loews theatre chain on an exclusive basis commencing upon the completion of NCM, Inc.'s IPO, and NCM issued to us common membership units in NCM, increasing our ownership interest to approximately 33.7%; such Loews payments will be made quarterly until the former screen advertising agreements expire in fiscal 2009. The Loews payments were $15,981,000 through the end of the agreement of which $15,901,000 has been paid through fiscal 2009. The Company is also required to purchase from NCM any on-screen advertising time provided to our beverage concessionaire at a negotiated rate. In addition, the Company expects to receive mandatory quarterly distributions of excess cash from NCM. Immediately following the NCM, Inc. IPO, the Company held an 18.6% interest in NCM.

        Annual adjustments to the common membership units are made pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Founding Members. The adjustments to common membership units reflect changes in the number of theatres operated and attendance. As a result of the Common Unit Adjustment the Company's interest in NCM was increased to 19.1% effective March 27, 2008. The Company recorded the additional units received as a result of the Common Unit Adjustment at fair value and as a new investment (Tranche 2 Investment) with an offsetting adjustment to deferred revenue. Effective May 29, 2008, NCM issued of 2,913,754 common membership units to another founding member due to an acquisition which caused a decrease in AMC's ownership share from 19.1% to 18.52%. Effective March 17, 2009, the Company's interest in NCM was increased to 18.53% as a result of the Common Unit Adjustment. The Company recorded the additional units received at fair value and with an offsetting adjustment to deferred revenue.

        As a result of NCM, Inc's IPO and debt financing, the Company recorded a change of interest gain of $132,622,000 and received distributions in excess of its investment in NCM related to the redemption of preferred and common units of $106,188,000. The Company recognized the change of interest gain and the excess distribution as a gain in equity in earnings of non-consolidated entities as it has not guaranteed any obligations of NCM and is not otherwise committed to provided further financial support for NCM.

        Following the NCM, Inc. IPO, the Company will not recognize undistributed equity in the earnings on the original NCM membership units until NCM's future net earnings, less distributions received surpass the amount of the excess distribution. The Company considers the excess distribution as an advance on NCM's future earnings and, accordingly, future earnings of NCM should not be recognized through the application of equity method accounting until such time as the Company's share of NCM's future earnings, net of distributions received exceeds the excess distribution. The Company believes that

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 5—INVESTMENTS (Continued)

the accounting model provided by paragraph 19(i) of APB 18 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

        As of April 2, 2009, the Company owns 18,821,114 units or an 18.53% interest in NCM accounted for using the equity method of accounting. The fair market value of the units in National CineMedia, LLC was approximately $262,743,000, based on a price for shares of National CineMedia, Inc. on April 2, 2009 of $13.96 per share.

        As of April 2, 2009 and April 3, 2008, the Company has recorded $1,342,000 and $1,255,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of April 2, 2009 and April 3, 2008, the Company had recorded $1,657,000 and $6,177,000 respectively, of amounts due to NCM related to the ESA and the Loew's Screen Integration Agreement. The Company recorded revenues for advertising from NCM of $19,116,000, $14,531,000 and $38,600,000 during the fifty-two weeks ended April 2, 2009, the fifty-three weeks ended April 3, 2008 and the fifty-two weeks ended March 29, 2007, respectively. The Company recorded expenses related to its beverage advertising agreement with NCM of $15,118,000, $16,314,000 and $1,829,000 during fiscal years 2009, 2008, and 2007, respectively.

Summary Financial Information

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Financial Condition:

(In thousands)	April 2, 2009	April 3, 2008
Current assets	$110,184	$72,848
Noncurrent assets	252,163	131,751
Total assets	362,347	204,599
Current liabilities	71,448	29,485
Noncurrent liabilities	892,376	822,832
Total liabilities	963,824	852,317
Stockholders' deficit	(601,477)	(647,718)
Liabilities and stockholders' deficit	362,347	204,599
The Company's recorded investment(1)	$47,439	$41,693

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 5—INVESTMENTS (Continued)

        Included in impairment of long-lived assets for the fifty-two weeks ended April 2, 2009 is an impairment charge of $2,742,000 related to a theatre joint venture investment. The decline in the fair market value of the investment was considered other than temporary due to competitive theatre builds.

Operating Results:

(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Revenues	$419,401	$322,536	$403,455
Operating costs and expenses	318,774	214,144	386,572
Net earnings	$100,627	$108,392	$16,883
The Company's recorded equity in earnings	$24,823	$43,019	$233,704

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 5—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the fifty-three weeks ended April 3, 2008 and the fifty-two weeks ended April 2, 2009:

(in thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM(3)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance March 30, 2006	$35,751	$—	$—	$—	$—	$—
Equity in losses	(4,597)	—	—	—	4,597	—
Loew's Screen Integration Agreement	15,850	—	(15.850)	—	—	—
Change of interest gain	132,622	—	—	—	(132,622)	—
ESA Payment	—	(231,308)	—	231,308	—	—
Amortization of deferred revenue	—	263	—	—	—	(263)
Preferred and common unit redemption	(179,626)	—	—	285,814	(106,188)	—

Ending balance March 29, 2007	$—	$(231,045)	$(15,850)	$517,122	$(234,213)	$(263)

Receipt of excess cash distributions	$—	$—	$—	$22,175	$(22,175)	$—
Payments on Loews' Screen Integration Agreement	—	—	11,201	(11,201)	—	—
Receipt of Common Units	21,598	(21,598)	—	—	—	—
Amortization of deferred revenue	—	2,331	—	—	—	(2,331)

Ending balance April 3, 2008	$21,598	$(250,312)	$(4,649)	$10,974	$(22,175)	$(2,331)

Receipt under Tax Receivable Agreement	$—	$—	$—	$3,796	$(3,796)	$—
Receipt of Common Units	5,453	(5,453)	—	—	—	—
Receipt of excess cash distributions	(1,241)	—	—	24,308	(23,067)	—
Payments on Loews' Screen Integration Agreement	—	—	4,700	(4,700)	—	—
Increase Loews' Screen Integration Liability	—	—	(132)	—	132	—
Change in interest loss(4)	(83)	—	—	—	83	—
Amortization of deferred revenue	—	2,601	—	—	—	(2,601)
Equity in earnings(5)	1,006	—	—	—	(1,006)	—

Ending balance April 2, 2009	$26,733	$(253,164)	$(81)	$23,404	$(27,654)	$(2,601)

(1)
Beginning fiscal 2008, represents AMC's investment in 939,853 common membership units originally valued at March 27, 2008 and 406,371 common membership units originally valued at March 17, 2009 received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Tranche 2 Investment). AMC's investment in 17,474,890 common membership units (Tranche 1 Investment) is carried at zero cost. As of April 2, 2009, AMC's percentage of ownership in NCM, LLC was 18.53%.

(2)
Represents the unamortized portion of the Exhibitors Services Agreement (ESA) modifications payment received from NCM.

(3)
Represents the estimated payable due to NCM under the Loews Screen Integration Agreement. To be fully paid in April 2009.

(4)
AMC's ownership share decreased from 19.1% to 18.52% effective May 29, 2008 due to NCM's issuance of 2,913,754 common membership units to another founding member due to an acquisition.

(5)
Represents equity in earnings on the Tranche 2 Investment only.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 6—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	April 2, 2009	April 3, 2008
Other current assets:
Prepaid rent	$34,135	$33,986
Income taxes receivable	8,380	8,284
Prepaid insurance and other	16,854	12,796
Merchandise inventory	6,745	8,820
Deferred tax asset	8,600	3,792
Other	6,205	6,488

	$80,919	$74,166

Other long-term assets:
Investments in real estate	$6,561	$7,100
Deferred financing costs	19,864	24,865
Investments in joint ventures	47,439	41,693
EDP and other deferred charges	31,249	23,087
Cinemex prepaid rent	—	6,894
Pension assets	—	672
Deferred tax asset	29,400	—
Other	4,602	7,535

	$139,115	$111,846

Accrued expenses and other liabilities:
Taxes other than income	$40,175	$43,360
Interest	11,844	13,056
Payroll and vacation	7,855	8,142
Current portion of casualty claims and premiums	7,923	9,984
Accrued bonus	1,183	4,110
Theatre and other closure	7,386	10,146
Rent	7,280	10,130
Current portion of pension liabilities	1,549	1,580
Other	13,103	14,088

	$98,298	$114,596

Other long-term liabilities:
Unfavorable lease obligations	$139,537	$184,743
Deferred rent	86,420	71,443
Pension and other benefits	37,642	37,138
Deferred gain	15,899	21,086
Deferred tax liability	—	4,522
FIN 48 liability	7,000	—
Casualty claims and premiums	14,600	16,365
Other	7,603	16,013

	$308,701	$351,310

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	April 2, 2009	April 3, 2008
Senior Secured Credit Facility-Term Loan (2.021% as of April 2, 2009)	$628,875	$635,375
Senior Secured Credit Facility-Revolver (2.046% as of April 2, 2009)	185,000	—
8 5/8% Senior Fixed Rate Notes due 2012	250,000	250,000
8% Senior Subordinated Notes due 2014	299,066	298,915
11% Senior Subordinated Notes due 2016	325,000	325,000
Capital and financing lease obligations, 9%-11.5%	60,709	69,983
Cinemex Credit Facility	—	106,382

	1,748,650	1,685,655
Less: current maturities	(9,923)	(20,753)

	$1,738,727	$1,664,902

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of April 2, 2009 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2010	$9,075	$5,652	$3,423	$6,500	$9,923
2011	9,225	5,262	3,963	6,500	10,463
2012	8,023	4,870	3,153	191,500	194,653
2013	7,055	4,578	2,477	859,375	861,852
2014	6,706	4,338	2,368	300,000	302,368
Thereafter	68,628	23,303	45,325	325,000	370,325

Total	$108,712	$48,003	$60,709	$1,688,875	$1,749,584

Senior Secured Credit Facility

        The Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides AMCE financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity of seven years and a $200,000,000 revolving credit facility with a maturity of six years. The revolving credit facility includes borrowing capacity available for letters of credit and for swingline borrowings on same-day notice.

        Borrowings under the Senior Secured Credit Facility bear interest at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. As described in Note 8, the Company has hedged a portion of its borrowings to limit the interest rate variability. The applicable margin for borrowings under the revolving credit facility is currently 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings, and the current applicable margin for borrowings under the term loan facility is 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings. In addition to paying interest on outstanding principal under the Senior Secured Credit

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

Facility, AMC Entertainment is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.25%. It will also pay customary letter of credit fees. AMC Entertainment may voluntarily repay outstanding loans under the Senior Secured Credit Facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans. AMC Entertainment is required to repay $1,625,000 of the term loan on a calendar-quarter basis, beginning March 30, 2006 through September 30, 2012, with any remaining balance due on January 26, 2013.

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

        Costs related to the issuance of the New Senior Secured Credit Facility were capitalized and are charged to interest expense following the interest method, over the lives of the facilities. Unamortized issuance costs were $8,590,000 as of April 2, 2009 and $10,883,000 as of April 3, 2008.

Notes Due 2011, 2012 and Floating Notes due 2010

        AMC received net proceeds upon completion of the NCM, Inc. initial public offering of $517,122,000. The Company used the net proceeds from the NCM, Inc. initial public offering, along with cash on hand, to redeem its 9 1/2% senior subordinated notes due 2011, its senior floating rate notes due 2010 and its 9 7/8% senior subordinated notes due 2012. On March 19, 2007 the Company redeemed $212,811,000 aggregate principal amount of its 9 1/2% senior subordinated notes due 2011 at 100% of principal value, on March 23, 2007 the Company redeemed $205,000,000 aggregate principal amount of its senior floating rate notes due 2010 at 103% of principal value and on March 23, 2007 the Company redeemed $175,000,000 aggregate principal amount of our 9 7/8% senior subordinated notes due 2012 at 104.938% of principal value. The Company's loss on redemption of these notes including call premiums and the write off of unamortized deferred charges and premiums in fiscal 2007 was $3,488,000 and was included in Other (Income) Expense.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

        In connection with the merger with Marquee the carrying value of the Notes due 2014 was adjusted to fair value. As a result, a discount of $1,500,000 was recorded and will be amortized to interest expense over the remaining term of the notes. The unamortized discount as of April 2, 2009 is $934,000 and $1,085,000 as of April 3, 2008. Unamortized issuance costs were $0 as of April 2, 2009 and $0 as of April 3, 2008.

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

        The Fixed Notes due 2012 bear interest at the rate of 8 5/8% per annum, payable on February 15 and August 15 of each year, commencing February 15, 2005. The Fixed Notes due 2012 are redeemable at AMC Entertainment's option, in whole or in part, at any time on or after August 15, 2008 at 104.313% of the principal amount thereof, declining ratably to 100% of the principal amount thereof

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

on or after August 15, 2010. Costs related to the issuance of the Fixed Notes due 2012 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs of $3,681,000 as of April 2, 2009 and $4,767,000 as of April 3, 2008, are included in other long-term assets.

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

        The indenture governing the Notes due 2016 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets. It also contains provisions subordinating AMC Entertainment's obligations under the Notes due 2016 to AMC Entertainment's obligations under its Senior Secured Credit Facility and other senior indebtedness. Costs related to the issuance of the Notes due 2016 were capitalized and are charged to interest expense, following the interest method, over the life of the notes. Unamortized issuance costs of $7,593,000 as of April 2, 2009 and $8,700,000 as of April 3, 2008, are included in other long-term assets.

        As of April 2, 2009, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014 and the Fixed Notes due 2012.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it may receive from AMCE. AMCE will be restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indentures governing the Fixed Notes due 2012, the Notes due 2012, the Notes due 2014, the Notes due 2016 and the Senior Secured Credit Facility. AMCE has not guaranteed the indebtedness of Holdings nor pledged any of its assets as collateral and the obligation is not reflected on AMCE's balance sheet.

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

Parent Term Loan Facility

        To help finance the dividend paid by Parent to its stockholders discussed in Note 9—Stockholder's Equity, Parent entered into a $400,000,000 Credit Agreement dated as of June 13, 2007 ("Parent Term Loan Facility") for net proceeds of $396,000,000. Costs related to the issuance of the Parent Term Loan Facility were capitalized and are charged to interest expense, following the interest method, over the life of the Parent Term Loan Facility. The principal balance of the Parent Term Loan Facility was $466,936,000 as of April 2, 2009 and the interest rate on borrowings under was 6.32% per annum as of April 2, 2009.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 7—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

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

        In August 2005 Grupo Cinemex entered into an interest rate swap with notional amounts ranging between 283,932,000 and 907,146,000 Mexican pesos ($26,151,000 and $83,894,000) to hedge its variable rate debt obligation. Under the terms of the agreement, the Company pays interest at a fixed rate of 9.89% and receives interest at a variable rate based on 1-month MXN TIIE. In December 2008, the

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 8—DERIVATIVE INSTRUMENTS (Continued)

Company sold all of its interests in Cinemex. For further information, refer to Note 2—Discontinued Operations.

        The following table summarizes the fair value of derivatives that are designated as hedging instruments in the statement of financial position:

		Liabilities
(In thousands)	Balance Sheet Location	April 2, 2009	April 3, 2008
Interest rate swaps	Other long term liabilities	$552	$6,511

        The estimated fair value for the interest rate swap agreements was based on prevailing market data that represents the theoretical cost the Company would have to pay to terminate the transactions.

        Activity related to the effect of derivative instruments on the statement of financial performance is presented below:

	Amount of Gain/(Loss) Recognized in Income on Derivatives (Ineffective Portion)
(In thousands)		Fifty-two Weeks Ended April 2, 2009	Fifty-three Weeks Ended April 3, 2008
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Location of Gain/(Loss)
Interest rate swaps	Discontinued operations	$495	$(501)

        The amount of gain / (loss) recognized in accumulated other comprehensive income on derivatives is presented below (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	April 2, 2009	April 3, 2008
Interest rate swaps	$(552)	$(3,950)

        For more information regarding activity in accumulated other comprehensive for interest rate swaps, refer to the consolidated statement of stockholder's equity of the Company's financial statements.

        During the next 12 months, the Company expects to reclassify approximately $552,000 of the net unrealized loss in accumulated other comprehensive loss against interest expense corporate borrowings. The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swap agreements.

NOTE 9—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of April 2, 2009 which is owned by Holdings. Holdings has one share of Common Stock issued as of April 2, 2009 which is owned by Parent.

        Pursuant to the terms of the Merger Agreement, on January 26, 2006, in connection with the consummation of the Merger, Holdings issued 256,085.61252 voting shares of Class L-1 Common Stock, par value $0.01 per share ("Class L-1 Common Stock"), 256,085.61252 voting shares of

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

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

        On June 11, 2007, merger sub, a wholly-owned subsidiary of Parent, merged with and into Holdings, with Holdings continuing as the surviving corporation. As a result of the holdco merger, (i) Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors, (ii) each share of Holdings' common stock that was issued and outstanding immediately prior to the effective time of the holdco merger was automatically converted into a substantially identical share of common stock of Parent, and (iii) as further described in this report, each of Holdings' governance agreements was superseded by a substantially identical governance agreement entered into by and among Parent, the Sponsors and Holdings' other stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to its stockholders. Parent used cash derived from AMCE and proceeds from the issuance of a $400,000,000 Credit Agreement issued by Parent (See Note 7) to pay a dividend to its stockholders of $652,800,000 during fiscal year 2008.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

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

        During fiscal 2009 the Company distributed to Holdings $35,989,000 which has been recorded by the Company as a reduction to additional paid-in capital. Holdings and Parent used the available funds to make cash interest payments on the 12% Senior Discount Notes due 2014, repurchase treasury stock and make payments related to the liability classified options, and pay corporate overhead expenses incurred in the ordinary course of business.

        As discussed in Note 10—Income Taxes, the Company adopted the provisions of FIN 48 on March 30, 2007. The cumulative effect of the change on adoption charged to accumulated deficit was $5,373,000. As discussed in Note 12—Employee Benefit Plans, the Company adopted the provisions of SFAS 158 and recorded an $82,000 loss to fiscal 2009 opening accumulated deficit.

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

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent, has adopted a stock-based compensation plan that permits grants of up to 49,107.44681 options on Parent's stock and has granted options on 15,980.45, 600.00000 and 38,876.72873 of its shares to certain employees during the periods ended April 2, 2009, March 30, 2006 and March 31, 2005, respectively. As of April 2, 2009, there was $2,901,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Holdings plan expected to be recognized over 5 years.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

        Since the employees to whom the options were granted are employed by the Company, the Company is required to reflect the stock-based compensation expense associated with the options within its consolidated statements of operations. The options have a ten year term, the options granted during fiscal 2005 step-vest in equal amounts over five years with the final vesting occurring on December 23, 2009, the options granted during fiscal 2006 step vest in equal amounts over three years with final vesting occurring on December 23, 2008 and the options granted in fiscal 2009 step-vest in equal amounts over 5 years with final vesting occurring on March 6, 2014, but vesting may accelerate for certain participants if there is a change of control (as defined in the plan). One of the holders of options fully vested during fiscal 2007 upon entry into his employment separation and general release agreement on March 20, 2007. The Company has recorded $2,622,000, $207,000, and $10,568,000 of stock-based compensation expense related to these options within general and administrative: other and has recognized an income tax benefit of $0 in its Consolidated Statements of Operations during each of the periods ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively. One of the previous holders of stock options held put rights associated with his options deemed to be within his control whereby he could require Holdings to repurchase his options and, as a result, the expense for these options was remeasured each reporting period as liability based options at the Holdings level and the related compensation expense was included in AMCE's financial statements. However, since the put option that caused liability classification was a put to AMCE's parent Holdings rather than AMCE, AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $2,622,000, $207,000 and $10,568,000 during each of the periods ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively. For the option awards classified as liabilities by Holdings, the Company revalued the options at each period end following the grant date using the Black-Scholes model. In valuing this liability, Holdings used a fair value of common stock of $1,000 per share, which was based on a contemporaneous valuation reflecting market conditions as of April 3, 2008. In May 2008, Holdings was notified of the holder's intention to exercise the put option and Holdings made cash payments to settle the accrued liability of $3,911,000 during fiscal 2009. As a result of the exercise of the put right, there was no additional stock compensation expense related to these options in fiscal 2009 and the related options were canceled upon exercise of the put right during fiscal 2009.

        The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS 123 (R) and SAB 107 and 110 and has valued the March 6, 2009 option grants using the Black-Scholes formula including a contemporaneous valuation reflecting market conditions as of January 1, 2009 which indicated a fair value price per share of the underlying shares of $323.95 per share, a purchase of 2,542 shares by Parent for $323.95 per share from the Company's former Chief Executive Officer pursuant to his Separation and General Release Agreement dated February 23, 2009 and a sale of 385.862 shares by Parent to the Company's current Chief Executive Officer pursuant to his Employment Agreement dated February 23, 2009 for $323.95 per share. See Note 1—The Company and Significant Accounting Policies, Stock-based Compensation for more information regarding Parent's stock option plan.

        In connection with the holdco merger, on June 11, 2007, Parent adopted an amended and restated 2004 stock option plan (f/k/a the 2004 Stock Option Plan of Marquee Holdings Inc.), originally adopted by Holdings on December 22, 2004 and previously amended by Holdings on November 7, 2006. Because the employees to whom the options were granted are employed by AMCE, AMCE continues

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

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

        On February 23, 2009, the Company entered into a Separation and General Release Agreement with Peter C. Brown (formerly Chairman of the Board, Chief Executive Officer and President of Parent, Holdings and AMCE), whereby all outstanding vested and unvested options were voluntarily forfeited. Stock compensation expense recorded in fiscal 2009 related only to awards that vested prior to February 23, 2009. Because all vested and unvested awards were forfeited, there is no additional compensation cost to recognize in future periods related to his awards.

        A summary of stock option activity under all plans is as follows:

	April 2, 2009		April 3, 2008		March 29, 2007
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	36,521.356392	$491	39,476.72873	$491	39,476.72873	$491
Granted(1)	15,980.45000	323.95	—	—	—	—
Forfeited	(25,690.6383015)	—	(2,455.372338)	—	—	—
Exercised	—	—	(500.00000)	—	—	—

Outstanding and expected to vest at end of year(1)(2)	26,811.1680905	$391.43	36,521.356392	$491	39,476.72873	$491

Exercisable at end of year(3)	14,026.8080901	$491	25,681.40958	$491	20,661.436174	$491

Available for grant at end of year	14,111.7042495		12,086.090418		9,630.71808

(1)
The weighted average remaining contractual life for outstanding options was 8.3 years, 5.1 years, and 7.7 years for fiscal 2009, 2008, and 2007, respectively.

(2)
The aggregate intrinsic value for these options was $0 as of April 2, 2009.

(3)
The aggregate intrinsic value for these options was $0 as of April 2, 2009.

        For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise (determined using the most recent contemporaneous valuation prior to the exercise) and the exercise price of the options. The total intrinsic value of options exercised was

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

$412,000 during fiscal 2008 and there were no options exercised during fiscal 2007 and 2009. Parent received cash from the exercise of stock options during fiscal 2008 of $500,000 and a related tax deduction of $164,800.

NOTE 10—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the periods in the three years ended April 2, 2009 consists of the following components:

(In thousands)	April 2, 2009	April 3, 2008	March 29, 2007
Current:
Federal	$—	$1,200	$3,100
Foreign	13,200	6,200	3,500
State	3,500	3,600	5,700

Total current	16,700	11,000	12,300

Deferred:
Federal	—	6,000	25,600
Foreign	(1,900)	2,500	—
State	2,300	(100)	4,400

Total deferred	400	8,400	30,000

Total provision	17,100	19,400	42,300
Tax provision from discontinued operations	(11,300)	(6,780)	(3,254)

Total provision from continuing operations	$5,800	$12,620	$39,046

        AMCE has recorded no alternative minimum taxes as the consolidated tax group for which AMCE is a member expects no alternative minimum tax liability and pursuant to the tax sharing arrangement in place, AMCE has no liability.

        Pre-tax income (losses) consisted of the following:

(In thousands)	April 2, 2009	April 3, 2008	March 29, 2007
Domestic	$(71,080)	$54,403	$180,780
Foreign	7,008	8,442	(4,401)

Total	$(64,072)	$62,845	$176,379

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 10—INCOME TAXES (Continued)

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	April 2, 2009	April 3, 2008	March 29, 2007
Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	—	3.7	—
State income taxes, net of federal tax benefit	(6.8)	6.5	5.8
Change in FIN 48 reserve	7.5	(9.9)	—
Foreign basis difference	—	—	(23.1)
Change in APB 23 assertion	(.5)	(11.5)	—
Valuation allowance	(41.8)	(1.1)	4.3
Other, net	(.2)	.6	.5

Effective tax rate	(6.8)%	23.3%	22.5%

        The fiscal 2007 change in APB 23 assertion relates to a resolution reached in fiscal 2008 on a pre-filing agreement with a taxing authority which resulted in additional basis which was deducted on the 2007 tax return. The deduction was the result of a 2007 change in APB 23 assertion. As a result of the additional basis, the Company did not have to utilize certain net operating loss carryforwards.

        The significant components of deferred income tax assets and liabilities as of April 2, 2009 and April 3, 2008 are as follows:

	April 2, 2009		April 3, 2008
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
Property	$32,130	$—	$51,343	$—
Investments in joint ventures	—	(50,709)	—	(55,297)
Intangible assets	—	(27,579)	—	(54,892)
Pension postretirement and deferred compensation	17,260	—	15,685	—
Accrued reserves and liabilities	23,653	—	22,825	—
Deferred revenue	116,882	—	116,562	—
Deferred rents	100,343	—	106,551	—
Alternative minimum tax and other credit carryovers	15,144	—	15,197	—
Capital loss carryforward	—	—	8,240	—
Net operating loss carryforward	92,318	—	113,423	—

Total	$397,730	$(78,288)	$449,826	$(110,189)
Less: Valuation allowance	(281,442)	—	(340,367)	—

Total deferred income taxes(1)	$116,288	$(78,288)	$109,459	$(110,189)

(1)
See Note 6—Supplemental Balance Sheet Information for additional disclosures about net current deferred tax assets and net non-current deferred tax liabilities.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 10—INCOME TAXES (Continued)

        The Company's federal income tax loss carryforward of $210,978,000 will begin to expire in 2020 and will completely expire in 2026 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $408,605,000 which may be used over various periods ranging from 1 to 20 years.

        Parent began negotiations with certain of its debt holders during fiscal 2009 and completed the repurchase of certain term loans under the Parent Term Loan Facility in fiscal 2010. Based upon the historical tax sharing arrangement, Parent will utilize the company's net operating losses in future years. The Company has reversed $31,000,000 of its valuation allowance through Goodwill in anticipation of future utilization by Parent. As of April 2, 2009, management believed it was more likely than not, that net remaining deferred tax assets of $281,442,000 related primarily to tax net operating loss carryforwards, deferred rents and deferred revenue would not be realized due to uncertainties as to the timing and amounts of future taxable income as a result of the Mergers. The Company has recorded a valuation allowance against its remaining net deferred tax asset in U.S. and foreign jurisdictions of $281,442,000 as of April 2, 2009. The Company had a valuation allowance of $281,442,000 and $340,367,000 as of April 2, 2009 and April 3, 2008, respectively.

        Effective March 30, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109" ("FIN 48"). Relative to the implementation of FIN 48, the Company's financial statements did not include any tax contingencies, after consideration of the full valuation allowance recorded against net deferred tax assets. As a result of the adoption of FIN 48, the Company recorded a $5,373,000 increase in current deferred tax assets, a $5,373,000 reduction of goodwill, a $5,373,000 current FIN 48 liability and a $5,373,000 charge to the beginning accumulated deficit that is reported as a cumulative effect adjustment for a change in accounting principle to the opening balance sheet position of stockholder's accumulated deficit at March 30, 2007. A reconciliation of the change in the amount of unrecognized tax benefits during the year ended April 2, 2009 was as follows:

(In millions)	April 2, 2009	April 3, 2008
Balance at Beginning of Period	$34.4	$39.8
Gross Increases—Current Period Tax Positions	.7	—
Gross Decreases—Tax Position in Prior Periods	(2.2)	—
Favorable Resolutions with Authorities	—	(5.4)
Expired Attributes	—	—
Lapse of Statute of Limitations	(4.6)	—
Cash Settlements	—	—

Balance at End of Period	$28.3	$34.4

        As of April 2, 2009, the Company recognized a $7,000,000 FIN 48 liability and a $7,000,000 deferred tax asset for net operating losses on the balance sheet. These uncertain positions were taken in tax years where the Company generated positive taxable income and they were previously netted against deferred tax assets on the balance sheet.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 10—INCOME TAXES (Continued)

        The Company's effective tax rate would not be impacted by the ultimate resolution of the uncertain tax positions because of the retention of a valuation allowance against its net operating loss carryforwards.

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

        The Company recognizes income tax-related interest expense and penalties as income tax expense and selling, general, and administrative expense, respectively. As of March 30, 2007 the company did not have any interest or penalties accrued associated with unrecognized tax benefits. The liabilities for interest and penalties increased $45,000 as of April 2, 2009.

        There are currently unrecognized tax benefits which the Company anticipates will be resolved in the next 12 months; however, the Company is unable at this time to estimate what the impact on its unrecognized tax benefits will be.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax years February 28, 2002 through December 31, 2003 of the former Loews Cineplex Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax years ended March 31, 2005 and March 30, 2006 was completed during 2009. As of April 2, 2009, the IRS has notified the Company that it will begin examination of the tax period ended March 29, 2007. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the Company has net operating loss ("NOL") carryforwards for tax years ended October 31, 2000 through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

NOTE 11—LEASES

        Beginning in fiscal 1998, the Company has completed numerous real estate lease agreements with Entertainment Properties Trust ("EPT") including transactions accounted for as sale and leaseback transactions in accordance with Statement of Financial Accounting Standards No. 98, Accounting for Leases. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. As of April 2, 2009 the Company leases from EPT 42 theatres with 924 screens located in the United States and Canada.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 11—LEASES (Continued)

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of April 2, 2009:

(In thousands)	Minimum operating lease payments
2010	$393,452
2011	393,321
2012	379,991
2013	367,166
2014	345,761
Thereafter	2,298,514

Total minimum payments required	$4,178,205

        As of April 2, 2009, the Company has no lease agreements for theatres under construction or future theatre builds. The Company records rent expense on a straight-line basis over the base term of the lease commencing with the date the Company has "control and access" to the leased premises.

        Included in long-term liabilities as of April 2, 2009 and April 3, 2008 is $225,957,000 and $256,186,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases and unfavorable lease liabilities.

        Rent expense is summarized as follows:

(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Minimum rentals	$398,289	$387,449	$378,488
Common area expenses	43,409	44,667	42,144
Percentage rentals based on revenues	7,105	7,273	7,412

Theatre rent	448,803	439,389	428,044
General and administrative and other	1,227	1,463	1,512

Total	$450,030	$440,852	$429,556

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        In the fourth quarter of fiscal 2009, the Company recorded a curtailment gain of $1,072,000 as a result of the retirement of its former chief executive officer on February 23, 2009. The curtailment gain relates to the Retirement Enhancement Plan which included only one active unvested participant and one retired vested participant. Because the former chief executive officer had not vested in his eligible benefit, his retirement created a significant elimination of the accrual of deferred benefits for his future services.

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions, we recorded a negative prior service cost of $5,969,000 through other comprehensive income to be amortized over eleven years based on expected future service of the remaining participants.

        Effective March 29, 2007, the Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132 (R), ("SFAS 158"). SFAS 158 requires that, effective for fiscal years ending after December 15, 2008 the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities by applying the transition option under which a 15 month measurement was determined as of January 1, 2008, that covers the period to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an $82,000 loss to fiscal 2009 opening accumulated deficit and a $411,000 unrealized loss to other comprehensive income.

        As a result of the Merger in January 2006, the Company acquired two pension plans in the U.S. and one in Mexico. One of the U.S. plans is a frozen cash balance plan and neither of the U.S. plans has admitted new participants post-merger. The future existence of the U.S. plans will serve to pay benefits to the current participants under the requirements of the plan. In Mexico, a Seniority Premium and Termination Indemnity for Retirement Plan (the "Mexico Plan") is provided to all eligible employees of Servicios Cinematograficos Especializados, S.A. de C.V. ("SCE") and a Termination Indemnity Retirement Plan to all eligible employees of Servino, S.A. de C.V. ("Servino"). Both SCE and Servino are wholly owned subsidiaries of Cinemex. On December 29, 2008, the Company sold all of its interests in Cinemex, which includes the Mexico Plan. See Note 2—Discontinued Operations for more information.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

and administrative: other. Additionally, the Company terminated the LCE post-retirement plan as of December 31, 2006 and merged this plan into the AMCE post-retirement plan as of January 1, 2007.

        The measurement date used to determine pension and other postretirement benefits is April 2, 2009. The assumptions to determine benefit obligations and net periodic benefit costs are as follows:

	LCE		AMCE		AMCE
	Pension Benefits		Pension Benefits		Other Benefits
	April 2, 2009	April 3, 2008	April 2, 2009	April 3, 2008	April 2, 2009	April 3, 2008
Weighted-average assumptions used to determine benefit obligations at:
Discount rate	7.43%	6.25%	7.43%	6.25%	7.42%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	5.00%	5.00%

	LCE			AMCE			LCE			AMCE
	Pension Benefits			Pension Benefits			Other Benefits			Other Benefits
	52 Weeks ended April 2, 2009	53 Weeks ended April 3, 2008	52 Weeks ended March 29, 2007	52 Weeks ended April 2, 2009	53 Weeks ended April 3, 2008	52 Weeks ended March 29, 2007	52 Weeks ended April 2, 2009	53 Weeks ended April 3, 2008	52 Weeks ended March 29, 2007	52 Weeks ended April 2, 2009	53 Weeks ended April 3, 2008	52 Weeks ended March 29, 2007
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	5.50%	5.50%	6.25%	5.75%	5.75%	N/A	N/A	5.75%	6.25%	5.75%	5.75%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	3.50-6.00%	N/A	N/A	5.00%	5.00%	5.00%	5.00%

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

	April 2, 2009	April 3, 2008	Target
Equity Securities	57%	67%	52%
Debt Securities	36%	26%	31%
Real Estate Investments & Other	7%	7%	17%

	100%	100%	100%

        In developing the expected long-term rate of return on plan assets at each measurement date, the Company considers the plan assets' historical returns, asset allocations, and the anticipated future economic environment and long-term performance of the asset classes. While appropriate consideration is given to recent and historical investment performance, the assumption represents management's best estimate of the long-term prospective return.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost for the plans consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Components of net periodic benefit cost:
Service cost	$369	$443	$3,214	$402	$846	$910
Interest cost	4,468	4,440	5,272	1,111	1,555	1,550
Expected return on plan assets	(5,098)	(4,691)	(4,474)	—	—	—
Recognized net actuarial loss	—	—	3	—	—	—
Amortization of prior service credit	—	—	—	(407)	—	—
Amortization of net transition obligation	28	39	41	—	—	—
Amortization of net (gain) loss	(1,622)	(1,115)	13	(69)	—	—
Settlement	—	(56)	—	—	—	—
Curtailment	(1,072)	—	(10,983)	—	—	—

Net periodic benefit cost	$(2,927)	$(940)	$(6,914)	$1,037	$2,401	$2,460

        The following table summarizes the changes in other comprehensive income for fiscal 2009:

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Net (gain) loss	$16,086	$(5,758)	$(9,573)	$(1,906)
Amortization of net gain	1,622	1,115	69	—
Amortization of prior service credit	—	—	407	—
Amortization of net transition obligation	(28)	(39)	—	—
Amount recognized due to settlement	—	56	—	—
Impact of changing measurement date	411	—	—	—
Disposition of Cinemex	(877)	—	—	—

Total recognized in other comprehensive income	$17,214	$(4,626)	$(9,097)	$(1,906)

Net periodic benefit cost	(2,927)	(940)	1,037	2,401

Total recognized in net periodic benefit cost and other comprehensive income	$14,287	$(5,566)	$(8,060)	$495

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the consolidated balance sheets:

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Change in benefit obligation:
Benefit obligation at beginning of period	$73,330	$79,542	$26,830	$27,729
Service cost	414	443	632	846
Interest cost	5,604	4,440	1,727	1,555
Plan participant's contributions	—	—	447	340
Actuarial gain	(12,017)	(6,718)	(9,573)	(1,906)
Benefits paid	(4,638)	(4,420)	(1,962)	(1,734)
Disposition of Cinemex	(1,468)	—	—	—
Currency translation adjustment	(535)	43	—	—

Benefit obligation at end of period	$60,690	$73,330	$18,101	$26,830

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008
Change in plan assets:
Fair value of plan assets at beginning of period	$62,114	$57,424	$—	$—
Actual return on plan assets gain (loss)	(20,623)	3,727	—	—
Employer contribution	2,747	5,383	1,515	1,394
Plan participant's contributions	—	—	447	340
Benefits paid	(4,638)	(4,420)	(1,962)	(1,734)

Fair value of plan assets at end of period	$39,600	$62,114	$—	$—

Net liability for benefit cost:
Funded status	$(21,090)	$(11,216)	$(18,101)	$(26,830)

	Pension Benefits		Other Benefits
(In thousands)	April 2, 2009	April 3, 2008	April 2, 2009	April 3, 2008
Amounts recognized in the Balance Sheet:
Other long-term assets	$—	$672	$—	$—
Accrued expenses and other liabilities	(249)	(190)	(1,300)	(1,390)
Other long-term liabilities	(20,841)	(11,698)	(16,801)	(25,440)

Net liability recognized	$(21,090)	$(11,216)	$(18,101)	$(26,830)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth pension and other benefit plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Benefits
(In thousands)	April 2, 2009	April 3, 2008	April 2, 2009	April 3, 2008
Aggregated benefit obligation	$(60,690)	$(63,665)	$(18,101)	$(26,830)
Aggregated fair value of plan assets	39,600	51,777	—	—

        Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefits		Other Benefits
(In thousands)	April 2, 2009	April 3, 2008	April 2, 2009	April 3, 2008
Net actuarial (gain) loss	$1,303	$(16,308)	$(5,986)	$(2,451)
Net transition obligation	—	396	—	—
Prior service credit	—	—	(5,562)	—

        Amounts in accumulated other comprehensive income (loss) expected to be recognized in components of net periodic pension cost in fiscal 2010 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Net actuarial gain	$364	$278
Prior service credit	—	543

Total	$364	$821

        The Company expects to contribute $4,459,000 to the pension plans plan during fiscal 2010.

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(In thousands)	Pension Benefits	Other Benefits Net of Medicare Part D Adjustments	Medicare Part D Adjustments
2010	$2,702	$1,300	$70
2011	1,941	1,330	80
2012	2,027	1,370	90
2013	2,254	1,390	100
2014	2,841	1,420	110
Years 2015-2019	18,438	7,570	670

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2009 was 8.0% for medical and 4.0% for dental and vision. The rates were assumed to decrease gradually to 5.0% for medical in 2012 and remain at 4.0% for dental. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

accumulated postretirement benefit obligation as of April 2, 2009 by $1,840,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2009 by $149,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2009 by $1,585,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2009 by $130,000. The Company's retiree health plan provides a benefit to its retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Part D").

        The Company sponsors a voluntary 401(k) savings plan covering employees age 21 or older who have completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year thereafter, and who are not covered by a collective bargaining agreement. The Company currently matches 100% of each eligible employee's elective contributions up to 5% of the employee's eligible compensation. Effective for fiscal year 2010, the Company will match 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation. The Company's expense under the 401(k) savings plan was $2,374,000, $2,476,000, and $2,295,000 for the periods ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively.

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $559,000, $1,004,000, and $792,000, for the periods ended April 2, 2009, April 3, 2008 and March 29, 2007, respectively. On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company has received from this plan in December 2008, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. However, the Company also estimates that approximately $2,839,000 of this liability was discharged in bankruptcy by companies it acquired. As of April 2, 2009, the Company has recorded a liability related to this matter in the amount of $4,311,000 and has made contributions of approximately $968,000. The final partial withdrawal liability amount may be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi Cinema, Inc. (No. 99 01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that AMCE's stadium style theatres violated the ADA and related regulations. The Department alleged that AMCE had failed to provide persons in wheelchairs seating arrangements with lines-of-sight comparable to the general public. The Department alleged various non-line-of-sight violations as well. The Department sought

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Justice Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE estimates that the cost of betterments related to the remaining remedies required for line-of-sight violations will be approximately $4,300,000 over a 4-5 year term. The Justice Department has moved for reconsideration and in the alternate, a larger panel of judges to review before the Ninth Circuit Court of Appeals.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be $51,871,000, and through April 2, 2009 AMCE has incurred approximately $23,582,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        AMCE estimates the range of the loss for liability fines to be between $349,000 and $444,000. Accordingly, AMCE has recorded the related liability of approximately $349,000.

        Michael Bateman v. American Multi-Cinema, Inc.    (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 24, 2008, the District Court denied plaintiff's renewed motion for class certification. Plaintiff has appealed this decision and the case is stayed pending this appeal. The Company believes the plaintiff's allegations, particularly those asserting AMC's willfulness, are without merit.

        Union Sponsored Pension Plan.    On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company has received from this plan in December 2008, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. However, the Company also estimates that approximately $2,839,000 of this liability was discharged in bankruptcy by companies it acquired. As of April 2, 2009, the Company has recorded a liability related to this matter in the amount of $4,311,000 and has made contributions of approximately $968,000. The

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

final partial withdrawal liability amount may be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees.

        In addition to the cases noted above, the Company is also currently a party to various ordinary course claims from vendors (including concession suppliers and motion picture distributors), landlords and suppliers and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Except as described above, management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 14—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres which have been closed, vacated office space, and from terminating the operation of fast food and other restaurants operated adjacent to certain of the Company's theatres. As of April 2, 2009, the Company has reserved $7,386,000 for lease terminations which have either not been consummated or paid, related primarily to 2 theatres with 14 screens and vacant restaurant space. In connection with the Loews Merger, the Company accrued $4,845,000 for future lease obligations at facilities that had been closed or were duplicate facilities that were planned to be closed following the Merger. The accrual was primarily related to the New York City home office lease, which has been fully paid in fiscal 2008. The Company is obligated under long-term lease commitments with remaining terms of up to 19 years for theatres which have been closed. As of April 2, 2009, base rents aggregated approximately $1,492,000 annually and $9,933,000 over the remaining terms of the leases.

        A rollforward of reserves for theatre and other closure is as follows:

	Fifty-two Week Period			Fifty-three Week Period			Fifty-two Week Period
	April 2, 2009			April 3, 2008			March 29, 2007
(In thousands)	Theatre and Other	Merger Exit Costs	Total	Theatre and Other	Merger Exit Costs	Total	Theatre and Other	Merger Exit Costs	Total
Beginning balance	$10,844	$—	$10,844	$17,621	$1,274	$18,895	$21,716	$4,618	$26,334
Merger adjustment	—	—	—	—	—	—	(195)	(718)	(913)
Theatre and other closure expense (income)	(2,262)	—	(2,262)	(20,677)	(293)	(20,970)	8,849	162	9,011
Transfer of deferred rent and capital lease obligations	2,824	—	2,824	10,514	—	10,514	194	—	194
Cash (payments) & receipts, net	(4,020)	—	(4,020)	3,386	(981)	2,405	(12,943)	(2,788)	(15,731)

Ending balance	$7,386	$—	$7,386	$10,844	$—	$10,844	$17,621	$1,274	$18,895

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 14—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

        During the fifty-two weeks ended April 2, 2009, the Company recognized $2,262,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms for two theatres that were closed during this period. The Company did not receive cash payments in connection with the lease terminations, but recognized income from the write-off of the unamortized deferred rent liability. During the fifty-three weeks ended April 3, 2008, the Company recognized $20,970,000 of theatre and other closure income due primarily to lease terminations negotiated on favorable terms at seven of its theatres that were either closed or the lease terms were settled favorably during this period. The Company received net cash payments of $10,159,000 in connection with these seven lease terminations.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of April 2, 2009, the future lease obligations are discounted at annual rates ranging from 7.55% to 8.54%.

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at April 2, 2009 Using
(In thousands)	Total Carrying Value at April 2, 2009	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market mutual funds	$376,081	$376,081	$—	$—
Deferred compensation plan assets(1)	2,828	2,828	—	—
Non-qualified defined benefit plan assets	83	83	—	—

Total assets at fair value	$378,992	$378,992	$—	$—

Liabilities:
Interest rate swap agreements	$552	$—	$552	$—

Total liabilities at fair value	$522	$—	$552	$—

(1)
The Company recognized an impairment loss of $1,512,000 recorded in investment income related to unrealized losses previously recorded in accumulated other comprehensive income on marketable equity securities related to one of its deferred compensations plans where the Company determined the decline in fair value below historical cost to be other than temporary.

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

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires that an entity disclose the fair value of financial instruments for which it is practicable to estimate that value. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments. At April 2, 2009, the carrying amount of the Company's liabilities for corporate borrowings was approximately $1,687,941,000 and the fair value was approximately $1,529,319,000. At April 3, 2008, the carrying amount of the corporate borrowings was approximately $1,615,672,000 and the fair value of was approximately $1,502,662,000. Quoted market prices were used to value publicly held corporate borrowings.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 16—OPERATING SEGMENT

        The Company reports information about operating segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS 131"). SFAS 131 requires financial information to be reported based on the way management organizes segments within a company for making operating decisions and evaluating performance. During fiscal 2009, the Company has identified one reportable segment for its theatrical exhibition operations. Previously, the Company had three operating segments which consisted of United States and Canada Theatrical Exhibition, International Theatrical Exhibition, and Other. The reduction in the number of operating segments was a result of the disposition of Cinemex in December 2008. Cinemex was previously reported in the International Theatrical Exhibition operating segment and accounted for a substantial majority of that segment. In addition, in the second quarter of fiscal 2009, the Company consolidated the Other operating segment with the United States and Canada Theatrical Exhibition operating segment due to a previous contribution of advertising net assets to NCM. During fiscal 2009, the United States and Canada Theatrical Exhibition operating segment was renamed the Theatrical Exhibition operating segment.

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
United States	$2,184,686	$2,254,399	$2,232,529
Canada	61,830	56,581	52,496
France	5,015	6,100	5,021
United Kingdom	13,956	15,964	13,176

Total revenues	$2,265,487	$2,333,044	$2,303,222

Long-term assets (In thousands), Gross	April 2, 2009	April 3, 2008
United States	$4,506,023	$4,520,273
Canada	63,700	75,798
France	9,803	14,955
United Kingdom	11,068	11,573
Mexico	—	402,403

Total long-term assets(1)	$4,590,594	$5,025,002

(1)
Consolidated long-term assets are comprised of property, intangible assets, deferred income taxes, goodwill and other long-term assets. Segment long term assets are comprised of property, intangible assets and goodwill.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended April 2, 2009:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,567,717	$12,611	$—	$1,580,328
Concessions	—	621,228	5,023	—	626,251
Other theatre	—	57,572	1,336	—	58,908

Total revenues	—	2,246,517	18,970	—	2,265,487
Costs and Expenses
Film exhibition costs	—	822,147	5,638	—	827,785
Concession costs	—	66,650	1,129	—	67,779
Operating expense	—	582,768	6,608	—	589,376
Rent	—	440,823	7,980	—	448,803
General and administrative:
Merger, acquisition and transaction costs	—	650	—	—	650
Management fee	—	5,000	—	—	5,000
Other	—	53,496	132	—	53,628
Preopening expense	—	5,421	—	—	5,421
Theatre and other closure (income)	—	(2,175)	(87)	—	(2,262)
Depreciation and amortization	—	201,095	318	—	201,413
Impairment of long-lived assets	—	73,547	—	—	73,547
Disposition of assets and other gains	—	(1,642)	—	—	(1,642)

Total costs and expenses	—	2,247,780	21,718	—	2,269,498

Other expense (income)
Equity in earnings (loss) of consolidated subsidiaries	95,497	2,079	—	(97,576)	—
Other income	—	(14,139)	—	—	(14,139)
Interest expense
Corporate borrowings	115,881	151,966	—	(152,090)	115,757
Capital and financing lease obligations	—	5,990	—	—	5,990
Equity in non-consolidated entities	(1,280)	(27,024)	3,481	—	(24,823)
Investment (income)	(129,512)	(23,838)	(436)	152,090	(1,696)

Total other expense (income)	80,586	95,034	3,045	(97,576)	81,089

Earnings (loss) from continuing operations before income taxes	(80,586)	(96,297)	(5,793)	97,576	(85,100)
Income tax provision	2,300	3,500	—	—	5,800

Earnings (loss) from continuing operations	(82,886)	(99,797)	(5,793)	97,576	(90,900)
Earnings from discontinued operations, net of income taxes	1,714	4,300	3,714	—	9,728

Net earnings (loss)	$(81,172)	$(95,497)	$(2,079)	$97,576	$(81,172)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-three weeks ended April 3, 2008:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,584,350	$31,256	$—	$1,615,606
Concessions	—	634,827	13,503	—	648,330
Other theatre	—	66,731	2,377	—	69,108

Total revenues	—	2,285,908	47,136	—	2,333,044
Costs and Expenses
Film exhibition costs	—	826,259	15,382	—	841,641
Concession costs	—	67,451	2,146	—	69,597
Operating expense	—	590,109	17,479	—	607,588
Rent	—	424,086	15,303	—	439,389
General and administrative:
Merger, acquisition and transaction costs	183	3,488	68	—	3,739
Management fee	—	5,000	—	—	5,000
Other	159	38,720	223	—	39,102
Preopening expense	—	7,130	—	—	7,130
Theatre and other closure (income)	—	(15,454)	(5,516)	—	(20,970)
Depreciation and amortization	—	219,602	2,509	—	222,111
Impairment of long-lived assets	—	8,933	—	—	8,933
Disposition of assets and other gains	—	(2,408)	—	—	(2,408)

Total costs and expenses	342	2,172,916	47,594	—	2,220,852

Other expense (income)
Equity in earnings of consolidated subsidiaries	(32,847)	(18,730)	—	51,577	—
Other income	—	(12,932)	—	—	(12,932)
Interest expense
Corporate borrowings	132,189	172,859	1	(173,892)	131,157
Capital and financing lease obligations	—	5,776	729	—	6,505
Equity in non-consolidated entities	(1,082)	(25,035)	(16,902)	—	(43,019)
Investment (income)	(149,147)	(46,693)	(1,834)	173,892	(23,782)

Total other expense (income)	(50,887)	75,245	(18,006)	51,577	57,929

Earnings from continuing operations before income taxes	50,545	37,747	17,548	(51,577)	54,263
Income tax provision	7,100	4,900	620	—	12,620

Earnings from continuing operations	43,445	32,847	16,928	(51,577)	41,643
Earnings from discontinued operations, net of income taxes	—	—	1,802	—	1,802

Net earnings	$43,445	$32,847	$18,730	$(51,577)	$43,445

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended March 29, 2007:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,550,515	$26,409	$—	$1,576,924
Concessions	—	618,919	13,005	—	631,924
Other theatre	—	87,940	6,434	—	94,374

Total revenues	—	2,257,374	45,848	—	2,303,222
Costs and Expenses
Film exhibition costs	—	806,049	14,816	—	820,865
Concession cost	—	64,312	2,302	—	66,614
Operating expense	—	562,859	16,264	—	579,123
Rent	—	412,762	15,282	—	428,044
General and administrative:
Merger, acquisition and transaction costs	—	9,988	8	—	9,996
Management fee	—	5,000	—	—	5,000
Other	41	45,521	298	—	45,860
Preopening expense	—	4,776	—	—	4,776
Theatre and other closure expense	—	8,965	46	—	9,011
Depreciation and amortization	—	225,608	2,829	—	228,437
Impairment of long-lived assets	—	10,686	—	—	10,686
Disposition of assets and other gains	—	(11,183)	—	—	(11,183)

Total costs and expenses	41	2,145,343	51,845	—	2,197,229

Other expense (income)
Equity in net (earnings) loss of consolidated subsidiaries	(183,894)	8,294	—	175,600	—
Other income	—	(10,267)	—	—	(10,267)
Interest expense
Corporate borrowings	189,844	169,007	3,699	(173,741)	188,809
Capital and financing lease obligations	—	4,156	513	—	4,669
Equity in (earnings) losses of non-consolidated entities	(287)	(235,943)	2,526	—	(233,704)
Investment expense (income)	(153,983)	(34,310)	(2,833)	173,741	(17,385)

Total other expense (income)	(148,320)	(99,063)	3,905	175,600	(67,878)

Earnings (loss) from continuing operations before income taxes	148,279	211,094	(9,902)	(175,600)	173,871
Income tax provision	14,200	27,200	(2,354)	—	39,046

Earnings (loss) from continuing operations	134,079	183,894	(7,548)	(175,600)	134,825
Loss from discontinued operations, net of income taxes	—	—	(746)	—	(746)

Net earnings (loss)	$134,079	$183,894	$(8,294)	$(175,600)	$134,079

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

April 2, 2009:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$488,800	$45,209	$—	$534,009
Receivables, net	1,165	27,864	753	—	29,782
Other current assets	—	79,113	1,806	—	80,919

Total current assets	1,165	595,777	47,768	—	644,710
Investment in equity of subsidiaries	(183,134)	113,351	—	69,783	—
Property, net	—	963,386	1,282	—	964,668
Intangible assets, net	—	162,366	—	—	162,366
Intercompany advances	2,894,898	(2,980,250)	85,352	—	—
Goodwill	—	1,814,738	—	—	1,814,738
Other long-term assets	24,031	105,598	9,486	—	139,115

Total assets	$2,736,960	$774,966	$143,888	$69,783	$3,725,597

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$152,697	$2,856	$—	$155,553
Accrued expenses and other liabilities	8,864	89,259	175	—	98,298
Deferred revenues and income	—	121,198	430	—	121,628
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,423	—	—	9,923

Total current liabilities	15,364	366,577	3,461	—	385,402
Corporate borrowings	1,681,441	—	—	—	1,681,441
Capital and financing lease obligations	—	57,286	—	—	57,286
Deferred revenues for exhibitor services agreement	—	253,164	—	—	253,164
Other long-term liabilities	552	281,073	27,076	—	308,701

Total liabilities	1,697,357	958,100	30,537	—	2,685,994
Stockholder's equity (deficit)	1,039,603	(183,134)	113,351	69,783	1,039,603

Total liabilities and stockholder's equity	$2,736,960	$774,966	$143,888	$69,783	$3,725,597

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended April 2, 2009:

(In thousands)	AMCE parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$15,401	$173,229	$12,071	$—	$200,701

Cash flows from investing activities:
Capital expenditures, net	—	(92,005)	(12,699)	—	(104,704)
Proceeds from disposition of Fandango	—	2,383	—	—	2,383
Proceeds from disposition of Cinemex, net of cash disposed	244,095	—	(19,717)	—	224,378
LCE screen integration	—	(4,700)	—	—	(4,700)
Software licensing and development	—	(15,713)	(1,039)	—	(16,752)
Other, net	—	262	58	—	320

Net cash provided by investing activities	244,095	(109,773)	(33,397)	—	100,925

Cash flows from financing activities:
Principal payments on Term Loan B	(6,500)	—	—	—	(6,500)
Principal payments under mortgages and capital and financing lease obligation	—	(3,048)	(404)	—	(3,452)
Deferred financing costs	—	(525)	—	—	(525)
Change in construction payables	—	(9,331)	—	—	(9,331)
Borrowing under Revolver Credit Facility	185,000	—	—	—	185,000
Dividends paid to Marquee Holdings Inc.	(35,989)	—	—	—	(35,989)
Change in intercompany advances	(402,007)	402,936	(929)	—	—

Net cash provided by financing activities	(259,496)	390,032	(1,333)	—	129,203

Effect of exchange rate changes on cash and equivalents	—	—	(3,001)	—	(3,001)

Net increase (decrease) in cash and equivalents	—	453,488	(25,660)	—	427,828
Cash and equivalents at beginning of period	—	35,312	70,869	—	106,181

Cash and equivalents at end of period	$—	$488,800	$45,209	$—	$534,009

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

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

        Parent is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.839%); Apollo (20.839%); Bain Capital Partners (15.13%); The Carlyle Group (15.13%); Spectrum Equity Investors (9.79%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.91%); Co-Investment Partners, L.P. (3.91%); Caisse de Depot et Placement du Quebec (3.128%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.737%); SSB Capital Partners (Master Fund) I, L.P. (1.955%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., and GSO Credit Opportunities Fund (Helios), L.P. (1.564%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

Partners Group Private Equity Performance Holding Limited (0.782%); Screen Investors 2004, LLC (0.152%); and current and former members of management (0.134%)(1).

(1)
All percentage ownerships are approximate.

Control Arrangement

        The Sponsors have the ability to control the Company's affairs and policies and the election of directors and appointment of management.

DCIP

        In February 2007, Mr. Travis Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark USA and Regal formed to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Mr. Reid is a member of the Company's Board of Directors.

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

        During fiscal 2009, AMCE used cash on hand to pay dividend distributions to Holdings in an aggregate amount of $35,989,000. Holdings and Parent used the available funds to make cash interest payments on the 12% Senior Discount Notes due 2014, repurchase treasury stock and make payments

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended April 2, 2009, April 3, 2008 and March 29, 2007

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

related to the liability classified options, and pay corporate overhead expenses incurred in the ordinary course of business.

NOTE 19—SUBSEQUENT EVENTS

        During April and May of 2009, AMCE made dividend payments to its stockholder Marquee Holdings Inc. and Marquee Holdings Inc. made dividend payments to its stockholder AMC Entertainment Holdings, Inc. totaling $300,000,000. AMC Entertainment Holdings, Inc. made payments to purchase term loans and reduced the principal balance of the Parent Term Loan Facility to $226,261,000 with a portion of the dividend proceeds.

Item 9.    Changes in Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A(T).    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        The Company maintains a set of disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's Chief Executive Officer and Chief Financial Officer have evaluated these disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures were effective.

Management's Consideration of the Interim Period Restatements

        In coming to the conclusion that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, management considered, among other things, the fact that it restated previously issued quarterly financial statements during the period covered by this Annual Report for an error in applying SFAS 106 Employers' Accounting for Postretirement Benefits Other than Pensions ("FAS 106") to an amendment of its Post-Retirement Medical and Life Insurance Plan (the "Plan"). Management also considered the Company's internal controls over its financial reporting for Plan related assets, liabilities and related expenses. Such controls included but were not limited to: the use of competent Company personnel; the gathering of complete, accurate and relevant information for analysis; providing such information to external third party actuarial specialists who assisted management in the application of generally accepted accounting principles, including those contained in FAS 106; and, related management reviews. Based on the conclusion that the Company's internal controls associated with the above-noted accounts were designed and operated effectively so as to provide reasonable assurance over financial reporting, the Company's Chief Executive Officer and Chief Financial Officer concluded that no deficiency in internal control over financial reporting existed and therefore further concluded that as of the end of the period covered by this Annual Report on Form 10-K the Company's disclosure controls and procedures were effective at a reasonable level of assurance.

  (b)
  Management's annual report on internal control over financial reporting.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of April 2, 2009, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 2, 2009.

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

  (c)
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

Item 9B.    Other Information

        None

Item 10.    Directors, Executive Officers and Corporate Governance

MANAGEMENT

        Our business and affairs are managed by our board of directors currently consisting of nine members. Gerardo I. Lopez, our chief executive officer, is a director of Parent.

        The following table sets forth certain information regarding our directors, executive officers and key employees as of May 8, 2009:

Name	Age	Position(s) Held
Aaron J. Stone	36	Chairman of the Board, Director (Parent, Holdings and AMC Entertainment)
Gerardo I. Lopez	49	Chief Executive Officer, President and Director (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Dana B. Ardi	61	Director (Parent, Holdings and AMC Entertainment)
Stephen P. Murray	46	Director (Parent, Holdings and AMC Entertainment)
Stan Parker	33	Director (Parent, Holdings and AMC Entertainment)
Phillip H. Loughlin	41	Director (Parent, Holdings and AMC Entertainment)
Eliot P. S. Merrill	38	Director (Parent, Holdings and AMC Entertainment)
Kevin Maroni	46	Director (Parent, Holdings and AMC Entertainment)
Travis Reid	55	Director (Parent, Holdings and AMC Entertainment)
Craig R. Ramsey	57	Executive Vice President and Chief Financial Officer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
John D. McDonald	52	Executive Vice President, U.S. and Canada Operations (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
Kevin M. Connor	46	Senior Vice President, General Counsel and Secretary (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Mark A. McDonald	50	Executive Vice President, International Operations (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.); Director (AMC Entertainment International, Inc.)
Robert J. Lenihan	55	President, Programming (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Chris A. Cox	43	Vice President and Chief Accounting Officer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Terry W. Crawford	52	Vice President and Treasurer (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)
Michael W. Zwonitzer	44	Vice President Finance (Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc.)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Aaron J. Stone has served as Chairman of the Board of Parent, Holdings and AMC Entertainment since February 2009. Mr. Stone has served as a Director of Parent since June 2007, and has served as a Director of Holdings and AMC Entertainment since December 2004. Mr. Stone is a Senior Partner of Apollo Management, L.P. which, together with its affiliates, acts as manager of Apollo and related private securities investment funds. Mr. Stone also serves on the board of directors of Hughes Communications, Inc., Intelstat, Ltd and Skyterra Communications Inc. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone holds an A.B. Degree from Harvard College.

        Mr. Gerardo I. Lopez has served as Chief Executive Officer, President and a Director of Parent, Holdings and AMC Entertainment since March 2009. Prior to joining the Company, Mr. Lopez served as Executive Vice President of Starbucks Coffee Company and President of its Global Consumer Products, Seattle's Best Coffee and Foodservice divisions from September 2004 to March 2009. Prior to joining Starbucks, Mr. Lopez was president of the Handleman Entertainment Resources division of Handleman Company from November 2001 to September 2004. Mr. Lopez also serves on the board of directors of SilkRoute Global, National CineMedia, LLC and Digital Cinema Implementation Partners, LLC. Mr. Lopez holds a B.S. degree in Marketing from George Washington University and a MBA in Finance from Harvard Business School.

        Dr. Dana B. Ardi has served as a Director of Parent, Holdings and AMC Entertainment since April 2009. Dr. Ardi serves as Managing Director and Founder of Corporate Anthropology Advisors L.L.C., a consulting company that provides human capital advisory and innovative solutions that build value through organizational design and people development. Through her company, Dr. Ardi has taken on the role of Executive Advisor to CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC a private equity division of JPMorgan Chase & Co. Prior to founding Corporate Anthropology Advisors L.L.C. in 2009, Dr. Ardi served as a Managing Director at CCMP Capital Advisors, LLC from August 2006 through January 2009, as a Partner at J.P. Morgan Partners, LLC from June 2001 to July 2006, as a Partner at Flatiron Partners, LLC from 1999 to June 2001, as co-chair of the Global Communications, Entertainment and Technology practice of TMP Worldwide from 1995 to 1999 and before that as Senior Vice President of New Media at R.R. Donnelley & Sons Company. Dr. Ardi holds a B.S. Degree from the State University of New York at Buffalo and M.S. and Ph.D. Degrees in Education from Boston College.

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

        Mr. Philip H. Loughlin has served as a Director of Parent, Holdings and AMC Entertainment since January 2009. Mr. Loughlin is a Managing Director of Bain Capital Partners ("Bain"). Prior to joining Bain in 1996, Mr. Loughlin was Executive Advisor to the President of Eagle Snacks, Inc., where he helped manage the restructuring and liquidation of the company. Previously, Mr. Loughlin was a consultant at Bain & Company, where he worked in the telecommunications, industrial manufacturing and consumer products industries and also was a Product Manager at Norton Company.

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

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Ramsey has served as Executive Vice President and Chief Financial Officer of AMC Entertainment and American Multi-Cinema, Inc. since April 3, 2003. Prior to April 2003, Mr. Ramsey served as Executive Vice President, Chief Financial Officer and Secretary of AMC Entertainment and American Multi-Cinema, Inc. effective April 2002. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer, of AMC Entertainment and American Multi-Cinema, Inc. from August 1998 until May 2002. Mr. Ramsey has served as a Director of American Multi-Cinema, Inc. since September 1999. Mr. Ramsey was elected Chief Accounting Officer of AMC Entertainment and American Multi-Cinema, Inc. effective October 1999. Mr. Ramsey served as Vice President, Finance from January 1997 to October 1999 and prior thereto served as Director of Information Systems and Director of Financial Reporting since joining American Multi-Cinema, Inc. in February 1995. Mr. Ramsey currently serves as a member of the board of directors of Bank Midwest and Movietickets.com.

        Mr. John D. McDonald has served as Executive Vice President, U.S. and Canada Operations of Parent, Holdings and AMC Entertainment since October 2008. Mr. McDonald has served as Director of American Multi-Cinema, Inc. since November 2007 and has served as Executive Vice President, U.S. and Canada Operations of American Multi-Cinema, Inc. since October 1998. Prior thereto, Mr. McDonald served as Senior Vice President, Corporate Operations from November 1995 until his promotion to Executive Vice President in October 1998.

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

        Mr. Mark A. McDonald has served as Executive Vice President, International Operations of Parent, Holdings and AMC Entertainment since October 2008. Mr. McDonald has served as Executive Vice President, and as Executive Vice President, International Operations of AMC Entertainment International, Inc., a subsidiary of AMC Entertainment, since March 2007 and December 1998, respectively. Prior thereto, Mr. McDonald served as Senior Vice President, Asia Operations from November 1995 until his appointment as Executive Vice President in December 1998.

        Mr. Robert J Lenihan has served as President, Programming, of Parent, Holdings, AMC Entertainment and American Multi-Cinema, Inc. since May 2009. Prior to that, Mr. Lenihan has served as Executive Vice President for Loews Cineplex from August 1998 to February 2002. He was appointed Senior Vice President and Head Film Buyer at Mann Theatres in 1985 and has served in that capacity at Act III Theatres, Century Theatres, Sundance Cinemas and most recently at Village Roadshow. He is a 1976 graduate of Rowan University.

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

        Mr. Terry W. Crawford has served as Vice President and Treasurer of Parent since June 2007 and of Holdings, AMC Entertainment and American Multi-Cinema, Inc. since April 2005. Prior thereto, Mr. Crawford served as Vice President and Assistant Treasurer of Holdings, AMC Entertainment and American Multi-Cinema, Inc. from December 2004 until April 2005. Previously, Mr. Crawford served as Vice President, Assistant Treasurer and Assistant Secretary of AMC Entertainment from May 2002 until December 2004 and American Multi-Cinema, Inc. from January, 2000 until December 2004. Mr. Crawford served as Assistant Treasurer and Assistant Secretary of AMC Entertainment from September 2001 until May 2002 and AMC from November 1999 until January 2004. Mr. Crawford served as Assistant Secretary of AMC Entertainment from March 1997 until September 2001 and American Multi-Cinema, Inc. from March 1997 until November 1999.

        Mr. Michael W. Zwonitzer has served as Vice President, Finance of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Zwonitzer has served as Vice President, Finance of AMC Entertainment and American Multi-Cinema, Inc. since September 2004 and. Prior thereto, Mr. Zwonitzer served as Director of Finance from December 2002 to September 2004 and Manager of Financial Analysis from November 2000 to December 2002. Mr. Zwonitzer joined AMC in June 1998.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

        This section discusses the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, our three other most highly compensated executive officers and Mr. Peter Brown, our former Chairman of the Board, Chief Executive Officer and President, whose employment ended on March 2, 2009. These individuals are referred to as the "Named Executive Officers."

        Our executive compensation programs are determined and approved by our Compensation Committee. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of our Chief Executive Officer in setting compensation levels for our executive officers other than the Chief Executive Officer.

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

        We conduct a periodic review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes, which includes determining the operating metrics and non-financial elements used to measure our performance and to compensate our executive officers. This review is based on our knowledge of how other theatrical exhibition industry and similar retail type businesses measure their executive performance and on the key operating metrics that are critical in our effort to increase the value of our company.

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

Base Salaries

        Base salaries for our Named Executive Officers are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy, but we do not make any determinations or changes in compensation in reaction to market data alone. The Compensation Committee's goal is to provide total compensation packages that are competitive with prevailing practices in our industry and in the geographic markets in which we conduct business. However, the Compensation Committee retains flexibility within the compensation program to respond to and adjust for specific circumstances and our evolving business environment. Periodically, the Company obtains information regarding the salaries of employees at comparable companies, including approximately 150 multi-unit businesses in the retail, entertainment and food service industries. Base salaries for our Named Executive Officers are reviewed at appropriate times by the Compensation Committee and may be increased from time to time pursuant to such review and/or in accordance with guidelines contained in the various employment agreements in order to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries for our Named Executive Officers increased between 1.1% and 3.1% from fiscal 2008 to fiscal 2009.

Annual Performance Bonus

        The Compensation Committee has the authority to award annual performance bonuses to our Named Executive Officers. Under the current employment agreements, each Named Executive Officer is eligible for an annual bonus based on our annual incentive compensation program as it may exist from time to time. We believe that annual bonuses based on performance serve to align the interests of management and shareholders, and our annual bonus program is primarily designed to reward increases in EBITDA. Individual bonuses are performance based and, as such, can be highly variable from year to year. The annual incentive bonuses for our Named Executive Officers are determined by our Compensation Committee and, except with respect to his own bonus, our chief executive officer, based on our annual incentive compensation program as it may exist from time to time. For fiscal 2009, the annual incentive compensation program was based primarily on attainment of specified EBITDA targets. The plan guideline was that no bonus would be paid below attainment of 85% of targeted EBITDA and that upon attainment of 100% of targeted EBITDA, each Named Executive Officer would receive 100% of his assigned bonus target. Upon attainment of 110% of targeted EBITDA, each Named Executive Officer would receive a maximum of 200% of his assigned bonus target. Under the annual incentive compensation program, our Compensation Committee and, except with respect to his own bonus, chief executive officer retain discretion to decrease or increase bonuses relative to the guidelines based on qualitative or other objective factors deemed relevant by the Compensation Committee. No bonuses were earned for fiscal 2009 under the annual incentive compensation program because the Company did not meet the minimum 85% of targeted EBITDA threshold established by the Compensation Committee.

        Our annual bonuses have historically been paid in cash and traditionally have been paid in a single installment in the first quarter following the completion of a given fiscal year following issuance of our annual audit report. On a going forward basis, it is contemplated that these annual bonuses will be paid in cash.

Special Incentive Bonus

        Mr. Gerardo Lopez is entitled to a one-time special incentive bonus of $2,000,000 that vests at the rate of $400,000 per year over five years, provided that he remains employed on each vesting date. The first three installments of the special incentive bonus are payable on the third anniversary and the fourth and fifth installments are payable upon vesting. The special incentive bonus of $2,000,000 shall immediately vest in full upon Mr. Lopez's involuntary termination within twelve months after a change of control.

Long Term Incentive Equity Awards

        In connection with the holdco merger, on June 11, 2007 Parent adopted an amended and restated 2004 stock option plan (formerly known as the 2004 Stock Option Plan), which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options to acquire Parent common stock to eligible employees and consultants of Parent and its subsidiaries and non-employee directors of Parent. Options granted under the plan vest in equal installments over 3 to 5 years from the grant date, subject to the optionee's continued service with Parent or one of its subsidiaries. The Compensation Committee approved a stock option grant to Mr. Gerardo Lopez, Chief Executive Officer, during fiscal 2009.

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

        Effective for fiscal year 2010, in the Company's 401(k) Savings Plan the Company will match 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation. Previously, the Company matched 100% of elective contributions up to 5% of employee compensation.

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

        As described in more detail below under "Potential Payments Upon Termination or Change in Control" pursuant to their employment agreements, each of the Named Executive Officers would be entitled to severance benefits in the event of termination of employment by AMCE without cause or due to death or disability. In the case of Mr. Lopez, resignation for good reason would also entitle the employee to severance benefits. We have determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with AMCE and as part of their overall compensation package.

        We believe that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage certain of our executive officers to remain employed with us during an important time when their prospects for continued employment following the transaction are often uncertain, we provide the executives with severance benefits if they terminate their employment within 60 days following certain specified changes in their compensation, responsibilities or benefits following a change in control. No claim for severance due to a change in control has been made by an executive who is a party to an employment agreement providing for such severance benefits since the Marquee Transactions (then a change in control for purposes of the agreements). The severance benefits for these executives are generally determined as if they continued to remain employed by us for two years following their actual termination date.

Perquisites

        The perquisites provided to each Named Executive Officer during fiscal 2009, 2008 and 2007 are reported in All Other Compensation column of the "Summary Compensation Table" below, and are further described in footnote (6) to that table. Perquisites are benchmarked and reviewed, revised and approved by the Compensation Committee every year.

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

Compensation Committee of the Board of Directors

Aaron J. Stone
Stephen P. Murray
Eliot P.S. Merrill
Philip Loughlin

Summary Compensation Table

        The following table presents information regarding compensation of our principal executive officer, our principal financial officer, our three other most highly compensated executive officers for services rendered during fiscal 2009 and for Peter C. Brown, who although not serving as an executive officer on the last day of our fiscal year, had served as our Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc., until his employment ended on March 2, 2009. These individuals are referred to as "Named Executive Officers."

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)(6)	Total ($)
Gerardo I. Lopez	2009	$64,615	$—	$—	$31,883	$—	$—	$16,570	$113,068
Chief Executive Officer and President (Parent, Holdings, AMCE and American Multi-Cinema, Inc.)
Craig R. Ramsey	2009	383,508	—	—	471,005	—	—	16,634	871,147
Executive Vice President	2008	374,183	—	—	471,005	—	—	29,365	874,553
and Chief Financial Officer (Parent, Holdings, AMCE and American and American Multi-Cinema, Inc.)	2007	351,700	—	—	471,005	55,510	33,527	27,367	939,109
John D. McDonald	2009	383,508	—	—	235,503	—	—	21,626	640,637
Executive Vice President	2008	374,182	—	—	235,503	—	—	28,356	638,041
North American Operations (Parent, Holdings, AMCE and American Multi-Cinema, Inc.)	2007	351,700	—	—	235,503	55,510	45,620	22,010	710,343
Kevin M. Connor	2009	323,658	—	—	235,503	—	—	16,123	575,284
Senior Vice President, General	2008	321,696	—	—	235,503	—	—	25,230	582,429
Counsel and Secretary (Parent, Holdings, AMCE and American Multi-Cinema, Inc.)	2007	302,400	—	—	235,503	43,188	13,740	19,753	614,584
Mark A. McDonald	2009	283,808	—	—	235,503	—	—	16,605	535,916
Executive Vice President International Operations (Parent, Holdings, AMCE and AMC Entertainment International, Inc.)	2008	281,851	—	—	235,503	—	—	23,935	541,289
Peter C. Brown	2009	750,386	—	—	1,376,785	—	—	7,081,853	9,209,024
Former Chairman of the Board,	2008	822,065	—	—	1,884,022	—	—	30,629	2,736,716
Chief Executive Officer and President (Parent, Holdings, AMCE and American Multi-Cinema, Inc.)	2007	772,700	—	—	1,884,022	124,684	26,094	29,809	2,837,309

(1)
The principal positions shown are at April 2, 2009. Compensation for Mr. Gerardo Lopez and Mr. Mark McDonald is provided for years where they were Named Executive Officers only.

(2)
The amount reported in this column of the table above reflects the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal 2009, 2008 and 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). In March 2009, Mr. Gerardo Lopez received a stock option grant to purchase 15,980.45 common shares of AMCEH at a price equal to $323.95 per share. The options will vest in five equal annual installments, subject to Mr. Lopez's continued employment. The option shall expire after ten years from the date of the grant. The valuation assumptions used for Mr. Lopez's option award are provided in Note 1—The Company and Significant Accounting Policies to the Company's consolidated financial statements contained elsewhere in this Form 10-K. No option awards were granted with regards to Named Executive Officers during fiscal 2008 and 2007.

  In addition to Mr. Gerardo Lopez's stock option award, the other compensation amounts reflected in this column represent the compensation recognized during fiscal 2009, 2008, and 2007 for options granted on December 23, 2004 which became partially vested. For information on the valuation assumptions used for option awards granted on December 23, 2004, refer to Note 1—The

  Company and Significant Accounting Policies in the Company's financial statements included in the respective fiscal year's Form 10-K. Options are to acquire shares of Parent common stock.

  The unvested options of Mr. Brown were forfeited at the end of his employment in fiscal 2009. No option awards granted to Named Executive Officers in the above table were forfeited in fiscal 2008 and fiscal 2007.

(3)
No bonuses were earned in fiscal 2009 and 2008 under the annual incentive bonus program as the Company did not meet the minimum targeted EBITDA threshold established by the Compensation Committee. The Compensation Committee approved bonuses for fiscal 2007 performance at approximately 24% of assigned bonus target (equivalent to 14% to 16% of base salary) for each of our Named Executive Officers. Further discussion on the annual incentive bonus program for the Named Executive Officers can be found in the Compensation Discussion and Analysis—Annual Performance Bonus section.

(4)
The following table represents the aggregate decrease in actuarial present value of each officer's accumulated benefit amounts, with the exception of Mr. Brown as noted below, that have been omitted from the Summary Compensation Table:

		Defined Benefit Plan	Supplemental Executive Retirement Plan	Retirement Enhancement Plan
Craig Ramsey	2009	$(2,109)	$(1,094)	$—
	2008	(3,426)	(1,776)	—
John McDonald	2009	(35,248)	(18,276)	—
	2008	(13,050)	(6,766)	—
Kevin Connor	2009	(4,394)	(1,814)	—
	2008	(1,849)	(3,567)	—
Mark McDonald	2009	(17,848)	(8,656)	—
	2008	(11,911)	(8,010)	—
Peter Brown(a)	2009	(18,891)	(61,377)	(1,005,031)
	2008	(6,985)	(3,621)	(59,837)
	2007	—	—	(235,505)

  For fiscal 2009, in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, the measurement date used to measure the aggregate change in actuarial present value of accumulated benefit amounts was changed from a measurement date of January 1 to the Company's fiscal year end date, ending on April 2, 2009. See Note 12—Employee Benefit Plans to the Company's consolidated financial statements contained elsewhere in this Form 10-K for more information.

  (a)
  Mr. Peter Brown is no longer eligible to receive benefits under the Supplemental Executive Retirement Plan and the Retirement Enhancement Plan. As a result, the Company recognized a curtailment gain pertaining to the Retirement Enhancement Plan.

(5)
Mr. Peter Brown's employment ended on March 2, 2009. Pursuant to the terms of his employment agreement, Mr. Brown received a cash severance payment of $7,013,985 and accrued vacation of $53,669.

(6)
All Other Compensation is comprised of Company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan, automobile related benefits, life insurance premiums, holiday gift awards, relocation expenses, club membership, and an award of theatre chairs. The following table summarizes "All Other Compensation" provided to the Named Executive Officers:

		Perquisites and Other Personal Benefits					Additional All Other Compensation
		Car Allowance	Holiday Gift Award	Theatre Chairs	Relocation Expenses	Club Membership	Company Matching Contributions to 401(k) Plan	Life Insurance Premiums
Gerardo Lopez	2009	$—	$—	$—	$16,570	$—	$—	$—
Craig Ramsey	2009	1,500	305	—	—	—	11,475	3,354
	2008	13,500	254	—	—	—	12,128	3,483
	2007	13,000	500	—	—	—	10,382	3,485
John McDonald	2009	1,500	305	—	—	—	18,027	1,794
	2008	13,500	254	—	—	—	12,739	1,863
	2007	12,650	500	—	—	—	7,554	1,306
Kevin Connor	2009	1,350	305	2,366	—	—	11,061	1,041
	2008	12,150	254	—	—	—	11,781	1,045
	2007	11,700	500	—	—	—	6,780	773
Mark McDonald	2009	1,200	305	—	—	—	13,716	1,384
	2008	10,800	254	—	—	—	11,849	1,032
Peter Brown	2009	1,800	305	—	—	—	10,438	1,656
	2008	16,200	254	—	—	—	12,792	1,383
	2007	15,600	500	—	—	1,397	11,073	1,239

  Infrequently, family of Named Executive Officers ride along on the Company aircraft when the aircraft is already going to a specific destination for a business purpose. The Company does not allocate any incremental cost to the executive for the family member's use.

Compensation of Named Executive Officers

        The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2009. The primary element of each Named Executive Officer's total compensation reported in the table is base salary. Mr. Brown also earned a lump sum cash severance payment of $7,013,985 in connection with his separation from the Company pursuant to his separation and general release agreement.

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

Description of Employment Agreements—Salary and Bonus Amounts

        We have entered into employment agreements with each of Messrs. Lopez, Ramsey, McDonald, Connor, and McDonald. Provisions of these agreements relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below.

        Gerardo I. Lopez.    On February 23, 2009, AMC Entertainment entered into an employment agreement with Gerardo I. Lopez to serve as its Chief Executive Officer. The term of the agreement is for three years, with automatic one-year extensions each year. The agreement provides that Mr. Lopez will receive an initial annualized base salary of $700,000. The Compensation Committee, based on its review, has discretion to increase (but not reduce) the base salary each year. Mr. Lopez is ineligible for a bonus for fiscal 2009 but his target incentive bonus for fiscal 2010 is equal to 70% of his annual base salary. In addition, Mr. Lopez is receiving a one-time special incentive bonus that vests at the rate of $400,000 per year over five years, provided he remains employed on each vesting date. The first three installments of the special incentive bonus are payable on the third anniversary and the fourth and fifth installments are payable upon vesting. Upon approval by the Compensation Committee, Mr. Lopez received a grant of options to purchase 15,980.45 shares of the common stock of AMCEH. The options will vest in five equal annual installments, subject to Mr. Lopez's continued employment. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. The agreement also provides that Mr. Lopez will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with related business expenses and travel. Change in control, severance arrangements and restrictive covenants in Mr. Lopez's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

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

Grants of Plan-based Awards—Fiscal 2009

        The following table summarizes an equity award granted to a named executive officer during fiscal 2009:

								All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards					Exercise Or Base Price of Option Awards ($/Sh)
Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Gerardo Lopez	03/06/2009	$—	$—	$—	$—	$—	$—	—	15,980.45	$323.95	$2,068,847

        On March 6, 2009, Mr. Lopez received a grant of stock options to purchase 15,980.45 shares of Class N Common Stock of AMCEH at a price equal to $323.95 per share. The options will vest in five equal annual installments, subject to Mr. Lopez's continued employment. The options shall expire after ten years from the date of the grant. The Company accounts for stock options using the fair value method of accounting as prescribed by SFAS No. 123(R), Shared-Based Payment (Revised), and Staff Accounting Bulletins No. 107 and 110, Share Based Payments. The Black-Scholes formula is used to value the options.

 Outstanding Equity Awards at end of Fiscal 2009

        The following table presents information regarding the outstanding equity awards held by each of our Named Executive Officers as of April 2, 2009, including the vesting dates for the portions of these awards that had not vested as of that date:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gerardo I. Lopez(1)	—	15,980.450000		$323.95	03/06/2019
Craig R. Ramsey(2)(3)	3,273.829784	818.457446		491.00	12/23/2014
John D. McDonald(2)(3)	1,636.914896	409.228724		491.00	12/23/2014
Kevin M. Connor(2)(3)	1,636.914896	409.228724		491.00	12/23/2014
Mark A. McDonald(2)(3)	1,636.914896	409.228724		491.00	12/23/2014
Peter C. Brown(4)	—	—		—	—

(1)
The options vest at a rate of 20% per year commencing on March 6, 2010. Options are to acquire shares of Parent common stock.

(2)
The options vest at a rate of 20% per year commencing on December 23, 2005. Options are to acquire shares of Parent common stock.

(3)
The option exercise price per share of $1,000 was adjusted to $491 per share pursuant to the anti-dilution provisions of the 2004 Stock Option Plan to give effect to the payment of a one-time nonrecurring dividend paid by Parent on June 15, 2007 of $652,800,000 to the holders of its 1,282,750 shares of common stock.

(4)
Mr. Peter Brown forfeited his vested and unvested options at the end of his employment.

Option Exercises and Stock Vested—Fiscal 2009

        None of our Named Executive Officers exercised options or held any outstanding stock awards during fiscal 2009.

 Pension Benefits

        The following table presents information regarding the present value of accumulated benefits that may become payable to the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Gerardo I. Lopez	—	—	$—	$—
Craig R. Ramsey	Defined Benefit Retirement Income Plan	12.00	137,085	—
	Supplemental Executive Retirement Plan	12.00	71,077	—
John D. McDonald	Defined Benefit Retirement Income Plan	31.05	230,737	—
	Supplemental Executive Retirement Plan	31.05	119,635	—
Kevin M. Connor	Defined Benefit Retirement Income Plan	4.00	18,961	—
	Supplemental Executive Retirement Plan	4.00	7,830	—
Mark A. McDonald	Defined Benefit Retirement Income Plan	26.60	183,997	—
	Supplemental Executive Retirement Plan	26.60	89,241	—
Peter C. Brown(2)	Defined Benefit Retirement Income Plan	15.60	99,485	—
	Supplemental Executive Retirement Plan	15.60	—	—
	Retirement Enhancement Plan	15.60	—	—

(1)
The accumulated benefit is based on service and earnings considered by the plans for the period through April 2, 2009. It includes the value of contributions made by the Named Executive Officers throughout their careers. The present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the plans. The interest assumption is 7.43%. The post-retirement mortality assumption is based on the 2009 IRS Prescribed Mortality-Static Annuitant, male and female mortality table. See Note 12—Employee Benefit Plans to the Company's consolidated financial statements contained elsewhere in this Form 10-K for more information.

(2)
Mr. Brown's employment ended on March 2, 2009.

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

        AMC Retirement Enhancement Plan.    AMC has established a Retirement Enhancement Plan for the benefit of officers who from time to time may be designated as eligible participants therein by the Board of Directors. As mentioned above, the plan was frozen, effective December 31, 2006, and no new participants can enter the plan and no additional benefits can accrue thereafter. There are no active participants or Named Executive Officers in the plan.

 Nonqualified Deferred Compensation

        The following table presents information regarding the contributions to and earnings on the Named Executive Officers' deferred compensation balances during fiscal 2009, and also shows the total deferred amounts for the Named Executive Officers at the end of fiscal 2009:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Gerardo I. Lopez	$—	$—	$—	$—	$—
Craig R. Ramsey	8,885	—	(44,537)	—	101,807
John D. McDonald	1,481	—	(174,102)	(355,509)	1,561
Kevin M. Connor	—	—	—	—	—
Mark A. McDonald	5,231	—	(75,339)	(121,534)	132,504
Peter C. Brown	84,432	—	(60,758)	(5,170)	210,521

Non-Qualified Deferred Compensation Plan

        AMC permits the Named Executive Officers and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis. Deferrals of compensation during fiscal 2009 and in recent years have been made under the AMC Non-Qualified Deferred Compensation Plan. Participants of the plan are able to defer annual salary and bonus (excluding commissions, expense reimbursement or allowances, cash and non-cash fringe benefits and any stock-based incentive compensation). Amounts deferred under the plans are credited with an investment return determined as if the participant's account were invested in one or more investment funds made available by the Committee and selected by the participant. AMC may, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by AMC. The deferred compensation account will be distributed either in a lump sum payment or in equal annual installments over a term not to exceed 10 years as elected by the participant and may be distributed pursuant to in-service withdrawals pursuant to certain circumstances. Any such payment shall commence upon the date of a "Qualifying Distribution Event" (as such term is defined in the Non-Qualified Deferred Compensation Plan). The Qualifying Distribution Events are designed to be compliant with Section 409A of the Internal Revenue Code.

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

        Assumptions.    As prescribed by the SEC's disclosure rules, in calculating the amount of any potential payments to the Named Executive Officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control of Holdings) occurred on the last business day of fiscal 2009 and that the price per share of our common stock is equal to the fair market value of a share of our common stock as of that date.

Gerardo I. Lopez

        Mr. Lopez's employment agreement, described above under "Employment Agreements—Salary and Bonus Payments," provides for certain benefits to be paid to Mr. Lopez in connection with a termination of his employment with AMC Entertainment Inc. under the circumstances described below.

        Severance Benefits.    In the event Mr. Lopez's employment is terminated as a result of an involuntary termination during the employment term by AMC Entertainment without cause pursuant to a termination for death, "Disability", "Without Cause" (each as defined in the employment agreement) or by Mr. Lopez pursuant to a termination for "Good Reason" or after a "Change of Control" (as those terms are defined in the employment agreement), Mr. Lopez will be entitled to severance pay equal to two times the sum of his base salary plus the average of each Incentive Bonus paid to the Executive during the 24 months preceding the severance date (or previous year, if he has not been employed for two bonus cycles as of the severance date). If his employment is terminated before determination of the first Incentive Bonus for which he is eligible under the agreement, then the amount shall be based upon the average actual percentage of target bonus paid to executive officers who participated in the Company's annual bonus plan in the preceding year. In addition, upon such a qualifying termination, the stock options granted pursuant to the employment agreement shall vest in full. The special incentive bonus equal to $2,000,000, which vests in equal annual installments over 5 years, shall immediately vest and be paid in full upon the involuntary termination of employment within twelve months after a change of control.

        If Mr. Lopez had terminated employment with us on April 2, 2009 pursuant to his employment agreement under the circumstances described in the preceding paragraph, we estimate that he would have been entitled to a cash payment equal to $1,400,000. This amount is derived by multiplying two by the sum of $700,000 which represents Mr. Lopez's annualized base salary rate in effect on April 2, 2009. Additionally, Mr. Lopez would have been entitled to accelerated vesting of unvested stock options with a grant date fair value of $2,068,847 (based on a Black Sholes formula as of March 6, 2009). The special incentive bonus of $2,000,000 shall immediately vest and be paid in full upon Mr. Lopez's involuntary termination within twelve months after a change of control.

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

        Upon a termination of employment with us on April 2, 2009 under the circumstances described in the preceding paragraph, we estimate that each Named Executive Officer (other than Mr. Lopez) would have been entitled to a lump sum cash payment as follows: Mr. Craig Ramsey—$770,000; Mr. John McDonald—$770,000; Mr. Kevin Connor—$650,000; and Mr. Mark McDonald—$570,000. These amounts are derived by multiplying two by the respective executive's annualized base salary rate in effect on April 2, 2009.

        Restrictive Covenants.    Pursuant to each Named Executive Officer's employment agreement, the executive has agreed not to disclose any confidential information of AMC or AMC Entertainment at any time during or after his employment with AMC/AMC Entertainment.

Peter C. Brown Separation

        On March 2, 2009, Mr. Brown's employment with AMC Entertainment ended. Mr. Brown received a cash severance payment of $7,013,985, less applicable withholdings, and payment of $823,481 for his 2,542 shares of AMCEH common stock, which he elected to sell to AMCEH at fair value pursuant to a right provided to him under his employment agreement. All of Mr. Brown's outstanding stock options were forfeited as of the separation date.

Director Compensation—Fiscal 2009

        The following section presents information regarding the compensation paid during fiscal 2009 to members of our Board of Directors who are not also our employees (referred to herein as "Non-Employee Directors"). The compensation paid to Mr. Gerardo I. Lopez, who is also an employee, and Mr. Peter C. Brown, who is a former employee, is presented above in the Summary Compensation Table and the related explanatory tables. Mr. Lopez and Mr. Brown did not receive additional compensation for their service as a director.

Non-Employee Directors

        We paid our directors an annual cash retainer of $50,000, plus $1,500 for each meeting of the board of directors they attended in person or by phone, plus $1,000 for each committee meeting they attended. We also reimbursed all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

        The following table presents information regarding the compensation of our non-employee Directors in fiscal 2009:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation ($)	All other Compensation ($)	Total ($)
Aaron J. Stone	$60,000	$—	$—	$—	$—	$—	$60,000
Dr. Dana B. Ardi(2)	$—	—	—	—	—	—	$—
Michael R. Hannon(2)	$59,500	—	—	—	—	—	$59,500
Stephen P. Murray	$57,500	—	—	—	—	—	$57,500
Stan Parker	$58,500	—	—	—	—	—	$58,500
Philip H. Loughlin(1)	$53,500	—	—	—	—	—	$53,500
John Connaughton(1)	$5,000	—	—	—	—	—	$5,000
Eliot P. S. Merrill	$59,000	—	—	—	—	—	$59,000
Kevin Maroni	$60,000	—	—	—	—	—	$60,000
Travis Reid	$57,500	—	—	—	—	—	$57,500

(1)
On January 1, 2009, the Company elected Philip H. Loughlin to the Company's Board of Directors, effective January 1, 2009. Mr. Loughlin fills the vacancy created by the resignation of John Connaughton on January 1, 2009, who had served as a director since January 2006.

(2)
On March 16, 2009, Michael R. Hannon resigned from his position as a member of the Company's Board of Directors. On April 13, 2009 the Company elected Dr. Dana B. Ardi to the Company's Board of Directors. Dr. Ardi fills the vacancy created by the resignation of Mr. Hannon.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee members whose names appear on the Compensation Committee Report were committee members during all of fiscal 2009, except for Mr. Philip Loughlin who fills the vacancy created by the resignation of Mr. John Connaughton on January 1, 2009. No member of the Compensation Committee is or has been a former or current executive officer of the Company or has had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related-party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee during the fiscal year ended April 2, 2009.

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

Security Ownership of Beneficial Owners, Directors and Officers.

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information regarding beneficial ownership of Parent capital stock as of May 8, 2009, with respect to:

  •
  each person or group of affiliated persons known by Parent to own beneficially more than 5% of the outstanding shares of any class of its capital stock, together with their addresses;

  •
  each of Parent's directors and nominees;

  •
  each of our Named Executive Officers; and

  •
  all directors and executive officers as a group.

Name and Address	Shares of Class A-1 Common Stock		Shares of Class A-2 Common Stock		Shares of Class N Common Stock	Shares of Class L-1 Common Stock	Shares of Class L-1 Common Stock	Percentage of Ownership
J.P. Morgan Partners (BHCA), L.P. and Related Funds(1)(2)	249,225.00	(2)	249,225.00	(2)	—	—	—	38.98%
Apollo Investment Fund V, L.P. and Related Funds(3)(4)	249,225.00	(4)	249,225.00	(4)	—	—	—	38.98%
Bain Capital Investors, LLC and Related Funds(5)(6)	—		—		—	96,743.45	96,743.45	15.13%
The Carlyle Group Partners III Loews, L.P. and Related Funds(7)(8)	—		—		—	96,743.45	96,743.45	15.13%
Spectrum Equity Investors IV. L.P. and Related Funds(9)(10)	—		—		—	62,598.71	62,598.71	9.79%
Gerardo I. Lopez(11)	—		—		385.86	—	—	*
Craig R. Ramsey(11)(12)	—		—		153.00	—	—	*
John D. McDonald(11)(13)	—		—		127.00	—	—	*
Kevin M. Connor(11)(14)	—		—		51.00	—	—	*
Mark A. McDonald(11)(15)	—		—		102.00	—	—	*
Dr. Dana B. Ardi(1)	—		—		—	—	—	*
Stephen P. Murray(1)	—		—		—	—	—	*
Stan Parker(16)	—		—		—	—	—	*
Aaron J. Stone(16)	—		—		—	—	—	*
Philip H. Loughlin(5)(6)	—		—		—	—	—	*
Eliot P. S. Merrill(7)	—		—		—	—	—	*
Kevin Maroni(9)(10)	—		—		—	—	—	*
Travis Reid(11)(17)	—		—		728.77	—	—	*
All directors and executive officers as a group (17 persons)	—		—		10,332.21	—	—	*

*
less than 1%

(1)
Represents 18,012.61 shares of Class A-1 common stock and 18,012.61 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors, L.P., 7,712.95 shares of Class A-1 common stock and 7,712.95 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman, L.P., 1,011.31 shares of Class A-1 common stock and 1,011.31 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman II, L.P., 2,767.70 shares of Class A-1 common stock and 2,767.70 shares of Class A-2 common stock owned by AMCE (Ginger), L.P., 1,330.19 shares of Class A-1 common stock and 1,330.19 shares of Class A-2 common stock owned by AMCE (Luke), L.P., 2,881.66 shares of Class A-1 common stock and 2,881.66 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown), L.P., 3,217.09 shares of Class A-1 common stock and 3,217.09 shares of Class A-2 common stock owned by AMCE (Scarlett), L.P., 12,661.15 shares of Class A-1 common stock and 12,661.15 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II, L.P., 1,253.55 shares of Class A-1 common stock and 1,253.55 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Fund/AMC /Selldown II, L.P., 7,260.06 shares of Class A-1 common stock and 7,260.06 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II-C, L.P., (collectively, the "Global Investor Funds") and 75,141.71 shares of Class A-1 common stock and 75,141.71 shares of Class A-2 common stock owned by J.P. Morgan Partners (BHCA), L.P. ("JPMP BHCA"). The general partner of the Global Investor Funds is JPMP Global Investors, L.P. ("JPMP Global"). The general partner of JPMP BHCA is JPMP Master Fund Manager, L.P. ("JPMP MFM"). The general partner of JPMP Global and JPMP MFM is JPMP Capital Corp. ("JPMP Capital"), a wholly owned subsidiary of JPMorgan Chase & Co., a publicly traded company ("JPM Chase"). Each of JPMP Global, JPMP MFM and JPMP Capital may be deemed, pursuant to Rule 13d-3 under the Exchange Act, to beneficially own the shares held by the Global Investor Funds and JPMP BHCA.

  Mr. Stephen P. Murray is a Managing Director and Managing Director, President and Chief Executive Officer, respectively, of CCMP Capital Advisors, LLC a private equity firm comprised of the former buyout/growth equity professionals of J.P. Morgan Partners who separated from JPM Chase to form an independent private equity platform. Dr. Dana B. Ardi is the Managing Director and Founder of Corporate Anthropology Advisors, LLC, a consulting company that provides human capital advisory and innovative solutions that build value through organizational design and people development. Through her company, Dr. Ardi has taken the role of Executive Advisor to CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC a private equity division of JPMorgan Chase & Co. Each of Dr. Ardi and Mr. Murray disclaims any beneficial ownership of any shares beneficially owned by the J.P. Morgan Partners entities, except to the extent of his pecuniary interest therein. JPMP Capital exercises voting and dispositive power over the securities held by the Global Investor Funds and JPMP BHCA. Voting and disposition decisions at JPMP Capital are made by three or more of its officers, and therefore no individual officer of JPMP Capital is the beneficial owner of the securities. The address of Dr. Ardi is 211 Central Park West, New York, New York 10024. The address of Mr. Murray is c/o CCMP Capital Advisors, LLC, 245 Park Avenue, New York, New York 10167, and the address of each of the JPMorgan Partners entities is c/o J.P. Morgan Partners, LLC, 270 Park Avenue, New York, New York 10017, except that the address of each Cayman entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands. Each of the Global Investor Funds, JPMP BHCA, JPMP Global, JPMP MFM and JPMP Capital are part of the J.P. Morgan Partners private equity business unit of JPM Chase. J.P. Morgan Partners is one of our Sponsors.

(2)
Includes 115,975 shares of Class A-1 common stock and 115,975 shares of Class A-2 common stock of certain co-investors, which, pursuant to a voting agreement, must be voted by such co-investors to elect JPMP designees for Parent's board of directors.

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

(4)
Includes 115,975 shares of Class A-1 common stock and 115,975 shares of Class A-2 common stock of certain co-investors, which, pursuant to a voting agreement, must be voted by such co-investors to elect Apollo designees to Parent's board of directors.

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

(8)
Voting and investment control over the shares held by Carlyle Partners III Loews, L.P. and CP III Coinvestment, L.P. is exercised by the three- person managing board of TCG Holdings, L.L.C. Members of this managing board are William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, each of whom disclaims beneficial ownership of the shares.

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

(11)
The address of such person is c/o AMC Entertainment Holdings, Inc., 920 Main Street, Kansas City, Missouri 64105.

(12)
Includes 3,273.829784 shares underlying options.

(13)
Includes 1,636.914896 shares underlying options.

(14)
Includes 1,636.914896 shares underlying options.

(15)
Includes 1,636.914896 shares underlying options.

(16)
Although each of Messrs Parker and Stone may be deemed a beneficial owner of shares of Holdings beneficially owned by Apollo due to his affiliation with Apollo and its related investment managers and advisors, each such person disclaims beneficial ownership of any such shares. The address of Messers, Parker and Stone is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

(17)
Includes 600 shares underlying options.

Equity Compensation Plan Information

        The following is a summary of securities authorized for issuance under Parent's equity compensation plans as of April 2, 2009.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	26,811.1680905	$391.43	14,111.7042495
Equity compensation plans not approved by security holders	—	—	—

Total	26,811.1680905	$391.43	14,111.7042495

(1)
These shares are available under the 2004 Stock Option Plan of Parent. The number of shares shown is as of April 2, 2009.

Item 13.    Certain Relationships and Related Transactions.

        The Company seeks to ensure that all transactions with related parties are fair, reasonable and in their best interest. In this regard, generally the board of directors or one of the committees reviews material transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to it as could have been obtained from an unaffiliated third party. Set forth below is a description of certain transactions which have occurred since April 4, 2008 or which involve obligations that remain outstanding as of April 2, 2009.

        Parent is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.839%); Apollo (20.839%); Bain Capital Partners (15.13%); The Carlyle Group (15.13%); Spectrum Equity Investors (9.79%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.91%); Co-Investment Partners, L.P. (3.91%); Caisse de Depot et Placement du Quebec (3.128%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.737%); SSB Capital Partners (Master Fund) I, L.P. (1.955%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., and GSO Credit Opportunities Fund (Helios), L.P. (1.564%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.782%); Screen Investors 2004, LLC (0.152%); and current and former members of management (0.134%)(1).

(1)
All percentage ownerships are approximate.

        For a description of certain employment agreements between us and Messrs. Gerardo I. Lopez, John D. McDonald, Craig R. Ramsey, Kevin M. Connor and Mark A. McDonald see Item 11- Executive Compensation.

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

DCIP

        In February 2007, Mr. Travis Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark USA and Regal formed to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Mr. Reid is a member of the Company's Board of Directors.

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

        During fiscal 2009, AMCE used cash on hand to pay dividend distributions to Holdings in an aggregate amount of $35,989,000. Holdings and Parent used the available funds to make cash interest payments on the 12% Senior Discount Notes due 2014, repurchase treasury stock and make payments related to the liability classified options, and pay corporate overhead expenses incurred in the ordinary course of business.

Subsequent Event- Dividend to Holdings

        On April 17, 2009, AMCE made dividend payments to its stockholder Holdings and Holdings made dividend payments to its stockholder Parent in the amount of $200,000,000. Parent made payments to purchase term loans and reduced the principal balance of the Parent Term Loan Facility to $226,261,000 with a portion of the dividend proceeds.

Item 14.    Principal Accountant Fees and Services

Audit And Certain Other Fees Paid To Accountants

        The following table shows the fees that AMC Entertainment was billed for the audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2009 and 2008. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of PricewaterhouseCoopers LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	2009	2008
Audit Fees	$1,190,535	$1,003,071
Audit-Related Fees	707,797	246,547
Tax Fees	—	6,575

Total	$1,898,332	$1,256,193

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

        The policies provide that de minimis services, consisting of audit- related, tax and other services, which were not recognized by the Company to be non-audit services at the time the outside auditor was engaged to perform them are permitted. However, the aggregate amount of all such services may not exceed more than the lesser of 5% of annual fees paid to the outside auditor or $50,000, for a particular engagement. These de minimis services may be performed without pre-approval, provided that they are approved by the Audit Committee or delegated member prior to completion of the engagement and are otherwise provided in accordance with regulations issued pursuant to the Sarbanes-Oxley Act of 2002. There were no fees that related to audit-related, tax and other services for which the pre-approval requirement was waived under the de minimis exception for fiscal year 2008.

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
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of January 1, 2009 and December 27, 2007, and the related statements of operations, members' equity (deficit), and cash flows for the year ended January 1, 2009, the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, and for the year ended December 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2009 and December 27, 2007, and the results of its operations and its cash flows for the year ended January 1, 2009, the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, and for the year ended December 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 5, 2009

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	January 1, 2009	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34.1	$7.5
Receivables, net of allowance of $2.6 and $1.5 million, respectively	92.0	91.6
Prepaid expenses	1.6	1.9
Prepaid management fees to managing member	0.5	0.5

Total current assets	128.2	101.5
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $27.0 and $17.3 million, respectively	28.0	22.2
INTANGIBLE ASSETS, net of accumulated amortization of $1.5 and $0 million, respectively	111.8	—
OTHER ASSETS:
Debt issuance costs, net	11.1	13.0
Investment in affiliate	—	7.0
Restricted cash	0.3	0.3
Other long-term assets	0.5	0.2

Total other assets	11.9	20.5

TOTAL	$279.9	$144.2

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	25.6	15.8
Amounts due to managing member	22.1	16.7
Accrued expenses	6.3	10.0
Accrued payroll and related expenses	5.7	7.2
Accounts payable	11.2	6.6
Deferred revenue	3.4	3.3

Total current liabilities	74.3	59.6
OTHER LIABILITIES:
Borrowings	799.0	784.0
Interest rate swap agreements	87.7	14.4
Other long-term liabilities	4.5	—

Total other liabilities	891.2	798.4

Total liabilities	965.5	858.0

COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBERS' EQUITY/(DEFICIT)	(685.6)	(713.8)

TOTAL	$279.9	$144.2

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF OPERATIONS

(In millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
REVENUE:
Advertising (including revenue from founding members of $43.3, $40.9, $0.0 and $0.0 million, respectively)	$330.3	$282.7	$20.6	$188.2
Administrative fees—founding members	—	—	0.1	5.4
Meetings and events	38.9	25.4	2.9	25.4
Other	0.3	0.2	—	0.3

Total	369.5	308.3	23.6	219.3

OPERATING EXPENSES:
Advertising operating cost	18.7	9.1	1.1	9.2
Meetings and events operating costs	25.1	15.4	1.4	11.1
Network costs	17.0	13.3	1.7	14.7
Theatre access fees/circuit share costs—founding members	49.8	41.5	14.4	130.1
Selling and marketing costs	47.9	40.9	5.2	38.2
Administrative costs	14.5	10.0	2.8	16.4
Administrative fee—managing member	9.7	9.2	—	—
Severance plan costs	0.5	1.5	0.4	4.2
Depreciation and amortization	12.4	5.0	0.7	4.8
Other costs	1.3	0.9	—	0.6

Total	196.9	146.8	27.7	229.3

OPERATING INCOME (LOSS)	172.6	161.5	(4.1)	(10.0)
Interest Expense, Net:
Borrowings	51.8	48.0	0.1	0.6
Change in derivative fair value	14.2	—	—	—
Interest income and other	(0.2)	(0.2)	—	(0.1)

Total	65.8	47.8	0.1	0.5
Impairment and related loss	11.5	—	—	—

NET INCOME (LOSS)	$95.3	$113.7	$(4.2)	$(10.5)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/(DEFICIT)

(In millions)

Total
Balance—December 29, 2005	$9.8

Capital contribution from members	0.9
Contribution of severance plan payments	4.2
Distribution to members	(0.9)
Net loss	(10.5)

Balance—December 28, 2006	$3.5

Contribution of severance plan payments	0.4
Net loss	(4.2)

Balance—February 12, 2007	$(0.3)

Balance—February 13, 2007	$(0.3)
Contribution of severance plan payments	1.5
Capital contribution from managing member	746.1
Capital contribution from founding member	11.2
Distribution to managing member	(53.3)
Distribution to founding members	(1,521.6)
Reclassification of unit option plan	2.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	$(14.4)
Net income	113.7

Total Comprehensive Income	$99.3

Share-based compensation expense	1.0

Balance—December 27, 2007	$(713.8)

Contribution of severance plan payments	0.5
Capital contribution from managing member	0.6
Capital contribution from founding members	4.7
Distribution to managing member	(55.5)
Distribution to founding members	(75.5)
Units issued for purchase of intangible asset	116.1
Comprehensive Income:
Unrealized (loss) on cash flow hedge	$(59.1)
Net income	95.3

Total Comprehensive Income	$36.2
Share-based compensation expense	1.1

Balance—January 1, 2009	$(685.6)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$95.3	$113.7	$(4.2)	$(10.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.4	5.0	0.7	4.8
Non-cash severance plan and share-based compensation	1.5	2.5	0.7	6.1
Non-cash impairment and related loss	11.5	—	—	—
Net realized and unrealized hedging transactions	14.2	—	—	—
Amortization of debt issuance costs and loss on repayment of debt	1.9	1.7	—	—
Changes in operating assets and liabilities:
Receivables—net	(0.4)	(40.3)	12.6	(27.3)
Accounts payable and accrued expenses	(0.7)	10.4	(4.4)	4.4
Amounts due to founding members and managing member	0.4	(51.1)	(3.7)	33.4
Payment of severance plan costs	—	—	—	(3.5)
Other	0.1	(1.3)	0.5	0.9

Net cash provided by operating activities	136.2	40.6	2.2	8.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16.6)	(13.8)	(0.5)	(6.3)
Investment in restricted cash	—	(0.3)	—	—
Investment in affiliate	—	(7.0)	—	—

Net cash (used in) investing activities	(16.6)	(21.1)	(0.5)	(6.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reimbursement (payment) of offering costs and fees	—	4.7	(0.1)	(4.0)
Proceeds from borrowings	139.0	924.0	13.0	66.0
Repayments of borrowings	(124.0)	(150.0)	(13.0)	(56.0)
Proceeds from managing member contributions	0.6	746.1	—	—
Proceeds from founding member contributions	9.7	7.5	—	0.9
Distribution to founding members and managing member	(118.3)	(1,538.0)	—	(0.9)
Payment of debt issuance costs	—	(14.6)	—	—
Proceeds of short-term borrowings from founding members	—	—	—	3.0
Repayments of short-term borrowings to founding members	—	—	—	(4.3)

Net cash provided by (used in) financing activities	(93.0)	(20.3)	(0.1)	4.7

CHANGE IN CASH AND CASH EQUIVALENTS	26.6	(0.8)	1.6	6.7
CASH AND CASH EQUIVALENTS:
Beginning of period	7.5	8.3	6.7	—

End of period	$34.1	$7.5	$8.3	$6.7

Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.5	$1.5	$0.4	$4.2
Increase in distributions payable to founding members and managing member	$49.7	$37.0	—	—
Contributions from members collected after period end	$0.4	$3.7	—	—
Integration payment from founding member collected after period end	$1.2	—	—	—
Purchase of an intangible asset with subsidiary equity	$116.1	—	—	—
Increase in property and equipment not requiring cash in the period	—	$0.6	—	$0.3
Increase in deferred offering costs	—	—	—	$0.5
Unit option plan reclassified to equity	—	$2.3	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$48.3	$44.0	$0.1	$0.4

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation of Business

        National CineMedia, LLC ("NCM LLC" or "the Company" commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, business meeting, and Fathom event services under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides such services to certain third-party theater circuits under multi-year network affiliate agreements, which expire at various dates.

        NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. ("NCN"), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation ("RCM"), a wholly owned subsidiary of Regal. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC's accounting records in the amounts as reflected on the Members' historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force ("EITF") 98-4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board ("APB") Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Cinemark became a founding member on July 15, 2005.

Initial Public Offering and Related Transactions

        On February 13, 2007, National CineMedia, Inc. ("NCM, Inc." or "managing member"), a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM LLC, closed its initial public offering ("IPO"). NCM, Inc. used the net proceeds from its IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses the Company advanced related to the NCM, Inc. IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC's new senior secured credit facility (see Note 7), entered into concurrently with the completion of NCM, Inc.'s IPO were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the NCM, Inc. IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options (see 8) were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split.

        At January 1, 2009, NCM LLC had 99,419,620 membership units outstanding, of which 42,109,966 (42.4%) were owned by NCM, Inc., 24,903,259 (25.0%) were owned by RCM, 18,414,743 (18.5%) were owned by AMC, and 13,991,652 (14.1%) were owned by Cinemark.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In connection with the completion of the NCM, Inc.'s IPO, NCM, Inc. and the founding members entered into a third amended and restated limited liability company operating agreement of NCM LLC ("LLC Operating Agreement"). Under the LLC Operating Agreement, NCM, Inc. became a member and the sole manager of NCM LLC. As the sole manager, NCM, Inc. is able to control all of the day to day business affairs and decision-making of NCM LLC without the approval of any other member. NCM, Inc. cannot be removed as manager of NCM LLC. NCM LLC entered into a management services agreement with NCM, Inc. pursuant to which NCM, Inc. agrees to provide certain specific management services to NCM LLC, including those services typically provided by the individuals serving in the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs (see Note 6). NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8). NCM LLC will indemnify NCM Inc. for any losses arising from NCM Inc.'s performance under the management services agreement, except that NCM Inc. will indemnify NCM LLC for any losses caused by NCM Inc.'s willful misconduct or gross negligence.

        Under the amended and restated ESAs with the founding members, subject to limited exceptions, NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) beginning February 13, 2007 and meetings and event services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the NCM, Inc. IPO, NCM LLC paid to the founding members a percentage of NCM LLC's advertising revenue as advertising circuit share. Upon the completion of the NCM, Inc. IPO, the founding members assigned to NCM LLC all "legacy contracts", which are generally contracts for advertising sold by the founding members prior to the formation of NCM LLC but which were unfulfilled at the date of formation. In addition, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries. NCM, Inc. also entered into employment agreements with five executive officers to carry out obligations entered into pursuant to a management services agreement between NCM, Inc. and NCM LLC.

Basis of Presentation

        The Company has prepared its financial statements and related notes in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC").

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to the NCM, Inc. IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the "2007 pre-IPO period". The period from February 13, 2007 through December 27, 2007 is referred to as the "2007 post-IPO period". Separate periods have been presented because there were significant changes at the time of the NCM, Inc. IPO including modifications to the ESAs and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered a reasonable reflection of the results for such periods.

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

        The founding members received all of the proceeds NCM LLC received from the NCM, Inc. and the date of NCM, Inc.'s IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC's then-existing revolving line of credit agreement. In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, and because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the managing member's IPO and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs.

Summary of Significant Accounting Policies

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.

        Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue, equity-based compensation and the valuation of investments in absence of market data. Actual results could differ from those estimates.

        Revenue Recognition—Advertising revenue and administrative fees from legacy contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided in subsequent periods, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event is held. Legacy contracts are advertising contracts with the founding members prior to the formation of NCM LLC, which were not assigned to NCM LLC until the IPO was completed. Administrative fees earned by the Company prior to the IPO for its services in fulfilling the legacy contracts were based on a percentage of legacy contract revenue (32% during 2006 and the 2007 pre-IPO period).

        Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatres circuits under the network affiliate agreements.

        Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

        In the 2007 pre-IPO period and prior periods, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period and subsequent periods, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs relate primarily to the advertising business and to a lesser extent to the meetings and events business.

        Leases—The Company leases various office facilities under operating leases with terms ranging from month-to-month to 8 years. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured.

        Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of our business, we have an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.

        Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Restricted Cash—At January 1, 2009 and December 27, 2007, other non-current assets included restricted cash of $0.3, which secures a letter of credit used as a lease deposit on NCM LLC's New York office.

        Receivables—Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. Refer to Note 2. Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Estimating the amount of allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant changes. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

        Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 3. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4 - 10 years
Computer hardware and software	3 - 5 years
Leasehold improvements	Lesser of lease term or asset life

        We account for the costs of software and web site development costs developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Costs. The SOP and EITF require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs and web site development costs, which are included in equipment, are depreciated over three to five years. As of January 1, 2009 and December 27, 2007, we had a net book value of $11.8 million and $9.3 million, respectively, of capitalized software and web site development costs. We recorded approximately $4.9 million, $2.8 million, $0.3 million and $1.9 million for the year ended January 1, 2009, the 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006, respectively, in depreciation expense.

        Construction in progress includes costs relating to installations of our equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

        Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 4. The Company records amortization using the straight-line method over the estimated useful life of the intangibles.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We assess impairment of long-lived assets pursuant with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, none of the above triggering events has resulted in any material impairment charges.

        Amounts Due to/from Founding Members—In the 2007 pre-IPO period and prior periods, amounts due to/from founding members included circuit share costs and cost reimbursements, net of the administrative fees earned on Legacy contracts. Amounts due to/from founding members in the 2007 post-IPO period and subsequent periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for meetings and events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to/from Managing Member—In 2008 and the 2007 post-IPO period, amounts due to/from managing member include amounts due under the LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.

        Assets and Liabilities Measured at Fair Value on a Recurring Basis—The fair values of the Company's assets and liabilities measured on a recurring basis pursuant to SFAS No. 157, Fair Value Measurements, which the Company adopted December 28, 2007, is as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At January 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Investment in Affiliate(1)	—	—	—	—

LIABILITIES:
Interest Rate Swap Agreements(2)	$87.7	—	$87.7	—

(1)
During 2007, NCM LLC invested $7.0 million of cash in 6% convertible preferred stock and related option on the common stock of IdeaCast, Inc. ("IdeaCast"), a start-up company that operates an advertising network in fitness centers and health clubs throughout the United States. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which give the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default classified as available-for-sale even though it is not the Company's intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment. Until the fourth quarter of 2008, the Company based its recurring estimated fair value of the investment in IdeaCast on a discounted cash flow model that probability weights IdeaCast's potential future cash flows under various scenarios and management's judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Company recorded a full impairment to the value of the investment and the carrying value was adjusted to zero due to IdeaCast's defaults on its senior debt during the fourth quarter of 2008 and resulting illiquidity. The Company determined the impairment was other-than-temporary and the unrealized loss was reported as an impairment loss in the statement of operations since the fair value was determined to be significantly below cost and recoverability was deemed unlikely. The key factors identified by management in making these assessments and determining the amounts were events of default on IdeaCast's convertible debt that emerged after the fourth quarter 2008 IdeaCast operating results were analyzed and after IdeaCast failed to make a scheduled debt service payment and ongoing discussions with the convertible debt lender. Refer to Note 10 for additional details.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in millions)
Investment in Affiliate	Year Ended January 1, 2009
Beginning Balance	$7.0
Total gains or losses (realized/unrealized)
Included in earnings	(7.0)
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Ending Balance	—

(2)
In February 2007, NCM LLC has entered into interest rate swap agreements with four counterparties, which qualified for and were designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the Company's variable rate debt to a fixed rate of 6.734%.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Lehman Brothers Special Financing ("LBSF"), a subsidiary of Lehman, is the counterparty to a notional amount of $137.5 million of NCM LLC's interest rate swaps, and Lehman is a guarantor of LBSF's obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. As a result, as permitted under the terms of NCM LLC's swap agreement with LBSF, the Company withheld interest rate swap payments of $1.5 million that were due to LBSF. As of January 1, 2009 the interest rate swap agreement had not been terminated. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. To the Company's knowledge, LBSF has neither communicated its intent, nor has it taken any action in bankruptcy court to assume or reject its swap

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

agreement with NCM LLC. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, we have not received any notice that Lehman has assigned, or has entered into any negotiations to assign its swap agreement with NCM LLC. As of January 1, 2009, NCM LLC's interest rate swaps liability was $87.7 million, of which $21.9 million is related to the LBSF swap.

        Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company's balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at January 1, 2007 and December 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

        The Company performed an effectiveness test for the swaps with LBSF as of September 14, 2008, the day immediately prior to the default date, and determined they were effective on that date. As a result, the fair values of the interest rate swap on that date was recorded as a liability with an offsetting amount recorded in other comprehensive income. Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default and the inability of the Company to continue to demonstrate the swap would be effective. The Company continues to record the interest rate swap with LBSF at fair value with any change in the fair value recorded in the statement of operations. During the period from September 15, 2008 to January 1, 2009, there was a $13.8 million increase in the fair value of the liability and the Company recorded an offsetting debit to interest expense. In accordance with SFAS No. 133, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss will be amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the year ended January 1, 2009 was $0.4 million. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

        The fair value of the Company's interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Accumulated Other Comprehensive Income/Loss—Accumulated other comprehensive income/loss is composed of the following (in millions):

Hedging Transactions
Balance—February 13, 2007	$—
Change in fair value	(14.4)

Balance—December 27, 2007	(14.4)

Change in fair value	(59.5)
Reclassifications into earnings	0.4

Balance—January 1, 2009	$(73.5)

        Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 7, we have a balance of $11.1 million and $13.0 million in deferred financing costs as of January 1, 2009 and December 27, 2007, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we amortized $1.9 million, $1.6 million, $0.0 million and $0.0 million of debt issuance costs, respectively.

        Other Long-Terms Assets and Liabilities—On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the reduction of the price at which the preferred stock held by NCM LLC can be converted into common stock; the lender being granted an option to "put," or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011; NCM LLC being granted an option to "call," or require the lender to sell to NCM LLC up to $10 million of funded convertible debt at par, at any time before the put is exercised in whole; and an amendment to the preexisting option to acquire additional IdeaCast common stock. The put is accounted for under FIN No. 45 (as amended), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Refer to Note 10 for additional details. The estimated fair value of the call of $2.4 million was recorded to other long-term assets and the estimated fair value of the put of $2.4 million was recorded in other long-term liabilities during the second quarter of 2008. The Company based its estimated fair value of the call and put on a discounted cash flow model that probability weights IdeaCast's business potential future cash flows under various scenarios, including the likelihood of the call, put or option being executed and management's judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the Company recorded an impairment to the value of the call and the carrying value was adjusted to zero since the Company determined that the put was probable. The Company determined the impairment was other-then-temporary and the unrealized loss was reported as a non-operating loss in the statement of operations since the fair value was determined to be significantly below cost and the realizable value is not equal to or greater than the carrying value.

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and the revolving credit facility as reported in the Company's balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amounts and fair value of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. As the Company's term loan does not have an active market, the Company has estimated the fair value of the term loan to be $514.8 million based on our analysis of current credit market conditions. The carrying value of the term loan was $725.00 million as of January 1, 2009.

        Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. The determination of fair value of options requires that management make complex estimates and judgments. The Company utilizes the Black-Scholes option price model to estimate the fair value of the options, which model requires estimates of various factors used, including expected life of options, risk free interest rate, expected volatility and dividend yield. Refer to Note 8.

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, no provision or liability for income taxes is included in the financial statements.

Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk related. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is evaluating the impact of SFAS No. 161 on its financial statements.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of FSP SFAS No. 142-3 on its financial statements.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of FSP No. EITF 03-6-1 on its financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

2. RECEIVABLES

(In Millions)	As of January 1, 2009	As of December 27, 2007
Trade accounts	$91.3	$92.2
Other	3.3	0.9
Less allowance for doubtful accounts	(2.6)	(1.5)

Total	$92.0	$91.6

        At January 1, 2009 , there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At December 27, 2007, there was one individual account representing approximately 15% of the Company's gross receivable balance. The collectability risk is reduced by dealing with large, nationwide firms who have strong reputations in the advertising industry and stable financial conditions.

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$1.5	$1.1	$1.1	$0.5
Provision for bad debt	2.3	1.0	0.1	0.8
Write-offs, net	(1.2)	(0.6)	(0.1)	(0.2)

Balance at end of period	$2.6	$1.5	$1.1	$1.1

3. PROPERTY AND EQUIPMENT (in millions)

	As of January 1, 2009	As of December 27, 2007
Equipment	$53.3	$37.3
Leasehold Improvements	1.4	1.4
Less accumulated depreciation	(27.0)	(17.3)

Subtotal	27.7	21.4
Construction in Progress	0.3	0.8

Total property and equipment	$28.0	$22.2

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

3. PROPERTY AND EQUIPMENT (in millions) (Continued)

        For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we recorded depreciation of $10.2 million, $4.8 million, $0.6 million and $4.0 million, respectively.

4. INTANGIBLE ASSETS

        During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatres and attendees added by the founding members to NCM LLC's network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres. The Company recorded an intangible asset of $116.1 million representing the contractual rights. The Company based the fair value of the intangibles on the fair value of the common membership units issued. The number of units issued to Regal assumed that NCM LLC would have immediate access to the Consolidated Theatres for sales of advertising. However, Consolidated Theatres has a pre-existing advertising agreement. Accordingly, Regal makes cash integration payments to NCM LLC which will continue through January 2011 to account for the lack of access, which are recorded as a reduction of the intangible asset. As of January 1, 2009, $2.8 million has been applied to the intangible asset.

        Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset has a finite useful life and the Company began to amortize the asset related to the common membership units in 2008 over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Consolidated Theatres will not begin until after January 2011 since the Company will not have access to on-screen advertising in the Consolidated Theatres until the run-out of their existing on—screen advertising agreement. The weighted-average amortization period is 29 years.

	As of January 1, 2009	As of December 27, 2007
	(in millions)
Beginning balance	$—	$—
Purchase of intangible asset subject to amortization	116.1	—
Less integration payments	(2.8)	—
Less accumulated amortization	(1.5)	—

Total intangible assets	$111.8	$—

        For the year ended January 1, 2009 we recorded amortization of $1.5 million. No amount of amortization was recorded prior to the current year as there were no intangible assets.

        The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2009	$2.0
2010	2.0
2011	3.9
2012	3.9
2013	3.9

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

5. ACCRUED EXPENSES (in millions)

	As of January 1, 2009	As of December 27, 2007
Make-good Reserve	$1.3	$4.0
Accrued Interest	4.0	2.3
Accrued beverage concessionaire unit cost	0.1	2.4
Other accrued expenses	0.9	1.3

Total accrued expenses	$6.3	$10.0

6. RELATED-PARTY TRANSACTIONS

Year Ended January 1, 2009 and 2007 Post-IPO Period—

        Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. Also, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand ("CPM") impressions. The total theatre access fee to the founding members for the year ended January 1, 2009 and the 2007 post-IPO period is $49.8 million and $41.5 million, respectively. The total revenue related to the beverage concessionaire agreements for the year ended January 1, 2009 and the 2007 post-IPO period is $43.3 million and $40.9 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its meetings and events business. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $6.0 million and $3.8 million for the year ended January 1, 2009 and the 2007 post-IPO period, respectively.

        Also, pursuant to the terms of the LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the members of NCM LLC for the year ended January 1, 2009 and the 2007 post-IPO period was $131.0 million and $119.1 million, respectively. At January 1, 2009, $28.7 million was included in the due to/from founding members.

        Amounts due to/from founding members at January 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.1)	$—	$0.7	$0.6
Cost and other reimbursement	(1.1)	(0.5)	(0.6)	(2.2)
Distributions payable, net	8.9	7.0	11.3	27.2

Total	$7.7	$6.5	$11.4	$25.6

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to/from founding members at December 27, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.2)	$0.1	$0.2	$0.1
Cost and other reimbursement	(0.4)	(0.2)	(0.5)	(1.1)
Distributions payable, net	3.2	5.2	8.4	16.8

Total	$2.6	$5.1	$8.1	$15.8

        On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. ("AMC Loews") theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause substantially all of the theatres it acquired from Loews to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which will be paid through March 2009 in accordance with certain run-out provisions. For the year ended January 1, 2009 and the 2007 post-IPO period, the AMC Loews payment was $4.7 million (including Star Theatres) and $11.2 million, respectively. At January 1, 2009, $0.4 million was included in the due to/from founding members. The AMC Loews payment was recorded directly to NCM LLC's members' equity account.

        On April 30, 2008, Regal acquired Consolidated Theatres. Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the year ended January 1, 2009, the Consolidated Theatres payment was $2.8 million, of which $1.2 million was included in the due to/from founding members. The Consolidated Theatres payment was recorded as a reduction of the intangible asset that was created in connection with the common membership units issued to Regal upon the closing of its acquisition of Consolidated Theatres (see Note 4).

2007 Pre-IPO Period and 2006—

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

	Pre-IPO Period December 29, 2006 through February 12, 2007		Year Ended December 28, 2006
	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$—	$38.6	$0.2
Cinemark	3.7	0.1	29.7	0.4
Regal	6.6	—	61.8	4.8

Total	$14.4	$0.1	$130.1	$5.4

        NCM LLC's administrative services fee was earned at a rate of 32% of the $16.8 million of legacy contract value for the year ended December 28, 2006. At the closing of the IPO, the founding members entered into amended and restated ESAs, which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.

        Pursuant to the agreements entered into at the completion of the IPO, amounts owed to the founding members through the date of the IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

Other—

        During the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, AMC, Cinemark and Regal purchased $2.3 million, $1.4 million, $0.1 million and $2.1 million, respectively, of NCM LLC's advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC's advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period and the year ended December 28, 2006.

        Included in meetings and events operating costs is $1.8 million, $3.3 million, $0.2 million and $4.1 million for the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year December 28, 2006, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC's customers.

IdeaCast—

        NCM LLC and IdeaCast entered into a shared services agreement, which allows for cross-marketing and certain services to be provided between the companies at rates, which will be determined on an arms length basis. The services provided by or to IdeaCast for the year ended January 1, 2009 and the 2007 post-IPO period were not material to NCM.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS (Continued)

RCI Unit Option Plan—

        During the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, severance expense and the related capital contribution recognized for amounts under the Regal Unit Option Plan were $0.5 million, $1.5 million, $0.4 million and $4.2 million, respectively. Since this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal's common stock market value rather than current period performance.

National CineMedia, Inc.—

        Pursuant to the LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the year ended January 1, 2009 and the 2007 post-IPO period, NCM LLC paid NCM, Inc. $9.7 million and $9.2 million, respectively, for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At January 1, 2009 and December 27, 2007, $0.5 million and $0.5 million, respectively, has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 8).

        Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the NCM, Inc. IPO, the Company is required to made mandatory distributions to the members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to NCM, Inc. for the year ended January 1, 2009 and the 2007 post-IPO period is $55.5 million and $53.3 million, respectively. At January 1, 2009, $21.0 million is included in the due to/from managing member.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

6. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to/from managing member were comprised of the following (in millions):

	January 1, 2009	December 27, 2007
Distributions payable	$21.0	$16.6
Cost and other reimbursement	1.2	0.1

Total	$22.1	$16.7

7. BORROWINGS

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

        The outstanding balance of the term loan facility at January 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at January 1, 2009 was $74.0 million. As of January 1, 2009, the effective rate on the term loan was 6.01% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 3.75%. The weighted-average interest rate on the unhedged revolver was 3.19%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at January 1, 2009, including the consolidated net senior secured leverage ratio. As of January 1, 2009, our consolidated net senior secured leverage ratio was 3.9 times the covenant amount of debt that is required to be hedged. The debt covenants require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of January 1, 2009, the Company had approximately 76% hedged (57% without considering the LBSF portion of the hedge). Of the $550.0 million that is hedged, $137.5 million is with LBSF and is still in effect. However, the Company has notified LBSF of

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

7. BORROWINGS (Continued)

an event of default. While not required to be in compliance with its debt covenants, the Company is evaluating whether to seek a replacement hedge for the LBSF portion. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, the Company has not received any notice that Lehman has assigned, or has entered into any negotiations to assign, its swap agreement with NCM LLC. See Note 1 for an additional discussion of the interest rate swaps.

        On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. ("LCPI"), a subsidiary of Lehman. As of January 1, 2009, NCM LLC borrowed $14.0 million from LCPI under the revolving credit facility. LCPI failed to fund its undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI to fulfill its funding commitment; however, the Company's cash flows have not been adversely impacted. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the LCPI commitments. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company's knowledge they have not yet done so.

Future Maturities of Long-Term Borrowings—

        There are no scheduled annual maturities on the credit facility for the next five years and as of January 1, 2009; the next scheduled annual maturity on the outstanding credit facility of $799.0 million is after fiscal year 2012.

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

        At the date of the NCM, Inc. IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. The employees of NCM, Inc. and the employees of NCM LLC are eligible for participation in the Equity Incentive Plan. Under the Equity Incentive Plan, NCM, Inc. issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

also issued 262,466 shares of restricted stock. In connection with the conversion at the date of the NCM, Inc. IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the exercise price and the number of shares of common stock subject to options held by the Company's option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the NCM, Inc. IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R), and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to members' equity at that date.

        As of January 1, 2009, there were 2,576,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares NCM, Inc. expects to vest over the requisite service period of the award. Options generally vest annually over a five-year period and have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees.

        The Company recognized $2.1 million, $1.9 million, $0.3 million and $1.9 million for the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, respectively, of share-based compensation expense for these options and $0.1 million and $0 were capitalized during the year ended January 1, 2009 and December 27, 2007, respectively. The recognized expense, including the equity based compensation costs of NCM, Inc. employees is included in the operating results of NCM LLC. As of January 1, 2009, unrecognized compensation cost related to nonvested options was approximately $7.2 million, which will be recognized over a weighted average remaining period of 3.38 years.

        The weighted average grant date fair value of granted options was $3.77 and $6.23 for the year ended January 1, 2009 and the 2007 post-IPO period. The intrinsic value of options exercised during the year ended January 1, 2009 was $0.2 million. During 2008, the amount of cash received on option exercises was $0.6 million. The total fair value of awards vested during the year ended January 1, 2009 was $3.9 million. There were no options vested or exercised prior to the 2008 fiscal year.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that NCM, Inc. make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2008	2007 post-IPO
Expected life of options	6.5 years	6.5 to 9 years
Risk free interest rate	3.74% to 4.09%	4.1% to 4.9%
Expected volatility	30%	30%
Dividend yield	3%	3%

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

        Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 27, 2007	1,822,906	$17.75
Granted	259,000	14.39
Exercised	(35,763)	16.35
Forfeited	(21,044)	18.56

Outstanding at January 1, 2009	2,025,099	$17.33	11.4	$0.3
Exercisable at January 1, 2009	600,177	$17.71	11.7	—
Vested and Expected to Vest at January 1, 2009	1,876,533	$17.36	11.4	$0.2

        The following table summarizes information about the stock options at January 1, 2009, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at Jan. 1, 2009	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at Jan. 1, 2009	Weighted Average Exercise Price
$5.35	50,500	9.8	$5.35	—	$—
$9.70 - $12.61	80,500	9.6	12.09	—	—
$16.35 - $18.01	1,426,233	12.3	16.52	482,998	16.56
$19.37 - $21.00	315,000	8.4	20.35	74,800	21.00
$24.04 - $24.74	114,866	10.7	24.25	34,779	24.27
$26.76 - $29.05	38,000	8.7	28.87	7,600	28.87

	2,025,099	11.4	$17.33	600,177	$17.71

        Non-vested Stock—NCM, Inc. implemented a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the non-vested period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock granted in 2008 to employees vest in equal annual installments over a five-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

8. SHARE-BASED COMPENSATION (Continued)

        The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 27, 2007	271,845	$21.21
Granted	31,500	18.97
Forfeited	(1,823)	21.00
Vested	(97,904)	21.12

Non-vested as of January 1, 2009	203,618	$20.91

        The Company recorded $1.3 million and $1.2 million in compensation expense related to such outstanding non-vested shares during the year ended January 1, 2009 and 2007 post-IPO period and minimal amounts were capitalized during the 2008 fiscal year. The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. As of January 1, 2009, unrecognized compensation cost related to non-vested stock was approximately $3.6 million, which will be recognized over a weighted average remaining period of 3.36 years. The total fair value of awards vested during the year ended January 1, 2009 was $2.1 million.

9. EMPLOYEE BENEFIT PLANS

        NCM sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.8 million, $0.6 million and $0.6 million during the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively.

10. COMMITMENTS AND CONTINGENCIES

        The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Operating Lease Commitments

        The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006, was $2.0 million, $1.3 million, $0.3 million and $1.6 million, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

        Future minimum lease payments under noncancelable operating leases as of January 1, 2009 are as follows (in millions):

2009	$2.1
2010	1.8
2011	1.4
2012	1.3
2013	1.2
Thereafter	0.1

Total	$7.9

Contingent Put Obligation

        On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to "put," or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. NCM may satisfy its put obligation by paying cash or issuing NCM shares of equal value. In accordance with FIN No. 45, the estimated fair value of $2.4 million was recorded as of April 29, 2008, which represents the noncontingent obligation. The carrying amount of the FIN 45 liability was $2.0 million as of January 1, 2009. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast's defaults on its senior debt and liquidity issues. The key factors identified by management in making these assessments and determining the amounts were events of default on IdeaCast's convertible debt that emerged after the fourth quarter 2008 IdeaCast operating results were analyzed and after IdeaCast failed to make a scheduled debt service payment and ongoing discussions with the convertible debt lender. Refer to Note 1 for additional details. In addition, the Company determined that the put obligation was probable and recorded an additional contingent liability of $2.5 million. The total liability at January 1, 2009 was $4.5 million, which represents the excess of a reasonably estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized FIN 45 liability.

Minimum Revenue Guarantees

        As part of the network affiliate agreements entered in the ordinary course of business, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee. The amount and term varies for each network affiliate. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $24.0 million over the remaining terms of the network affiliate agreements. The Company has no liabilities recorded for these obligations as of January 1, 2009.

* * * * * *

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.
By:	/s/ CHRIS A. COX Chris A. Cox Chief Accounting Officer
Date:	May 21, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ AARON J. STONE Aaron J. Stone	Chairman of the Board	May 21, 2009
/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer, Director and President	May 21, 2009
/s/ DR. DANA B. ARDI Dr. Dana B. Ardi	Director	May 21, 2009
/s/ STEPHEN P. MURRAY Stephen P. Murray	Director	May 21, 2009
/s/ STAN PARKER Stan Parker	Director	May 21, 2009
/s/ PHILIP H. LOUGHLIN Philip H. Loughlin	Director	May 21, 2009
/s/ ELIOT P. S. MERRILL Eliot P. S. Merrill	Director	May 21, 2009
/s/ KEVIN MARONI Kevin Maroni	Director	May 21, 2009
/s/ TRAVIS REID Travis Reid	Director	May 21, 2009
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	May 21, 2009

/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	May 21, 2009
/s/ CHRIS A. COX Chris A. Cox	Vice President and Chief Accounting Officer	May 21, 2009

 EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on June 24, 2005).
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
3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (Incorporated by Reference from Exhibit 3.2 to the Company's Form 10-Q (File No. 1-8747) filed December 27, 2004).
Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.3	Loews Cineplex U.S. Callco, LLC (incorporated by reference from Exhibit 3.3.17 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.4	Loews Theatre Management Corp. (incorporated by reference from Exhibit 3.3.22 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.5	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.6	AMC Entertainment Interational, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.7	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).
3.3.8	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.9	Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.3.100 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).

Exhibit Number	Description
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006):
Loews Citywalk Theatre Corporation
Loews Theatre Management Corp.
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.6	Limited Liability Company Agreement of Loews Cineplex U.S. Callco, LLC. (incorporated by reference from Exhibit 3.7 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.7	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.8	By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.9	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).
3.10	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
3.11	By-laws of Premium Theater of Framingham, Inc. (incorporated by reference from Exhibit 3.26 to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
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

Exhibit Number	Description
4.2(b)	First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.7(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
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

Exhibit Number	Description
4.6(b)	First Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 11% Senior Subordinated Notes due 2016 (incorporated by reference from Exhibit 4.12(b) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
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

Exhibit Number	Description
10.8	Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's 8-K (File No. 1-8747) filed on June 13, 2007)
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

Exhibit Number	Description
10.17	Employment Separation and General Release Agreement, dated as of March 20, 2007, by and among Philip M. Singleton, Marquee Holdings Inc., AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed March 20, 2007).
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

Exhibit Number	Description
10.27	Lease dated November 21, 1997 between Entertainment Properties Trust, as Landlord, and American Multi-Cinema, Inc., as Tenant (Incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-8747) filed December 9, 1997). (Similar leases have been entered into with respect to the following theatres: Mission Valley 20, Promenade 16, Ontario Mills 30, Lennox 24, West Olive 16, Studio 30 (Houston), Huebner Oaks 24, First Colony 24, Oak View 24, Leawood Town Center 20, South Barrington 30, Gulf Pointe 30, Cantera 30, Mesquite 30, Hampton Town Center 24, Palm Promenade 24, Westminster Promenade 24, Hoffman Center 22, Elmwood Palace 20, Westbank Palace 16, Clearview Palace 12, Hammond Palace 10, Houma Palace 10, Livonia 20, Forum 30, Studio 29 (Olathe), Hamilton 24, Deer Valley 30, Mesa Grand 24 and Burbank 16.
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

Exhibit Number	Description
10.35	Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended January 1, 2004).
10.36	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) for the quarter ended October 2, 2003).
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
10.41
Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi- Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the Company's Form 8-K filed February 20, 2007).
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

Exhibit Number	Description
10.44	Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi- Cinema, Inc. (incorporated by reference from Exhibit 10.49 to the Company's Form 10-K (File No. 1-8747) filed on June 15, 2007).
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
10.48
Employment Agreement, dated as of July 1, 2001 by and among Mark A. McDonald, AMC Entertainment Inc. and American Multi- Cinema, Inc. (incorporated by reference from Exhibit 10.48 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2008)
10.49
Amendment to Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-8747) filed January 5, 2009).
10.50
Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (filed as Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) filed on November 17, 2008).
10.51
Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-33296) of National CineMedia, Inc., filed on February 6, 2008, and incorporated herein by reference)
10.52
Separation and General Release Agreement, dated as of February 23, 2009, by and between Peter C. Brown, AMC Entertainment Holdings, Inc., Marquee Holdings Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K (File No. 1-8747) filed on February 24, 2009)

Exhibit Number	Description
10.53	Employment Agreement, dated as of February 23, 2009, by and between Gerardo I. Lopez and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K (File No. 1-8747) filed on February 24, 2009)
14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE's Form 10-K filed on June 23, 2004).
*21	Subsidiaries of AMC Entertainment Inc.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith.