Form 10-Q
period 2009-10-01
AMC ENTERTAINMENT INC
filed 2009-11-12
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of October 1, 2009
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 1, 2009	October 2, 2008	October 1, 2009	October 2, 2008
	(unaudited)		(unaudited)
Revenues
Admissions	$390,498	$404,517	$836,725	$821,448
Concessions	147,381	159,916	321,041	329,750
Other revenue	13,173	15,577	28,598	31,031

Total revenues	551,052	580,010	1,186,364	1,182,229

Costs and Expenses
Film exhibition costs	208,328	218,376	457,429	450,112
Concession costs	15,905	16,580	35,070	35,017
Operating expense	142,559	149,365	291,780	294,081
Rent	108,311	112,814	220,684	225,149
General and administrative:
Merger, acquisition and transaction costs	43	235	221	252
Management fee	1,250	1,250	2,500	2,500
Other	13,033	11,847	26,071	23,041
Preopening expense	565	1,185	1,434	3,060
Theatre and other closure expense (income)	478	(2,319)	615	(2,333)
Depreciation and amortization	46,689	50,470	95,477	101,056
Disposition of assets and other gains	(211)	(374)	(261)	(355)

Total costs and expenses	536,950	559,429	1,131,020	1,131,580

Other expense (income)
Other	(6,938)	(7,701)	1,835	(9,904)
Interest expense
Corporate borrowings	32,981	29,556	61,280	58,668
Capital and financing lease obligations	1,413	1,498	2,826	2,995
Equity in earnings of non-consolidated entities	(4,348)	(5,321)	(10,610)	(9,706)
Investment income	(33)	(289)	(131)	(552)

Total other expense	23,075	17,743	55,200	41,501

Earnings (loss) from continuing operations before income taxes	(8,973)	2,838	144	9,148
Income tax provision (benefit)	(1,150)	1,538	50	4,318

Earnings (loss) from continuing operations	(7,823)	1,300	94	4,830
Earnings (loss) from discontinued operations, net of income taxes	(181)	2,528	542	6,832

Net earnings (loss)	$(8,004)	$3,828	$636	$11,662

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 1, 2009	April 2, 2009
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$390,047	$534,009
Receivables, net of allowance for doubtful accounts of $1,633 as of October 1, 2009 and $1,564 as of April 2, 2009	23,428	29,782
Other current assets	75,613	80,919

Total current assets	489,088	644,710
Property, net	915,790	964,668
Intangible assets, net	154,922	162,366
Goodwill	1,814,738	1,814,738
Other long-term assets	157,054	139,115

Total assets	$3,531,592	$3,725,597

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$130,381	$155,553
Accrued expenses and other liabilities	121,697	98,298
Deferred revenues and income	105,456	121,628
Current maturities of corporate borrowings and capital and financing lease obligations	10,193	9,923

Total current liabilities	367,727	385,402
Corporate borrowings	1,829,053	1,681,441
Capital and financing lease obligations	55,304	57,286
Deferred revenues—for exhibitor services agreement	251,648	253,164
Other long-term liabilities	312,082	308,701

Total liabilities	$2,815,814	$2,685,994

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued as of October 1, 2009 and April 2, 2009 with 1¢ par value	—	—
Additional paid-in capital	842,771	1,157,284
Accumulated other comprehensive earnings	7,113	17,061
Accumulated deficit	(134,106)	(134,742)

Total stockholder's equity	715,778	1,039,603

Total liabilities and stockholder's equity	$3,531,592	$3,725,597

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-six Weeks Ended
	October 1, 2009	October 2, 2008
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$636	$11,662
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	95,477	116,114
Non-cash portion of stock-based compensation	838	1,549
Non-cash portion of pension and postretirement expense (income)	1,288	(298)
Write-off of deferred charges for Fixed Notes due 2012	3,468	—
Deferred income taxes	(1,500)	2,255
Equity in earnings and losses from non-consolidated entities, net of distributions	3,818	1,371
Disposition of assets and other gains	—	118
Gain on disposition of Cinemex	(592)	—
Change in assets and liabilities:
Receivables	1,803	3,706
Other assets	122	(5,628)
Accounts payable	(29,751)	(30,466)
Accrued expenses and other liabilities	6,038	(16,017)
Other, net	(5,171)	(6,873)

Net cash provided by operating activities	76,474	77,493

Cash flows from investing activities:
Capital expenditures	(29,781)	(60,501)
Net change in reimbursable construction advances	(347)	2,073
Investments in non-consolidated entities	(5,963)	(1,550)
Proceeds from disposition of Cinemex	2,898	—
LCE screen integration	(81)	(3,990)
Other, net	730	1,520

Net cash used in investing activities	(32,544)	(62,448)

Cash flows from financing activities:
Repayment under revolving credit facility	(185,000)	—
Repurchase of Fixed Notes due 2012	(250,000)	—
Proceeds from issuance of Senior Notes due 2019	585,492	—
Deferred financing costs	(15,941)	—
Principal payments under capital and financing lease obligations	(1,712)	(1,817)
Principal payments under Term Loan B	(3,250)	(3,250)
Change in construction payables	(437)	(9,439)
Dividends paid to Marquee Holdings Inc.	(315,351)	(18,420)

Net cash used in financing activities	(186,199)	(32,926)
Effect of exchange rate changes on cash and equivalents	(1,693)	(972)

Net decrease in cash and equivalents	(143,962)	(18,853)
Cash and equivalents at beginning of period	534,009	106,181

Cash and equivalents at end of period	$390,047	$87,328

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2009

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

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's annual report on Form 10-K for the year ended April 2, 2009. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended October 1, 2009 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending April 1, 2010. The Company manages its business under one operating segment called Theatrical Exhibition.

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The April 2, 2009 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

        The Company has evaluated subsequent events through November 12, 2009, the date of filing this Form 10-Q.

        Film Exhibition Costs:    Effective April 3, 2009, certain advertising costs related to film exhibition were reclassified from operating expense to film exhibition costs with a conforming reclassification made for the prior year presentation.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 2—DISCONTINUED OPERATIONS

        On December 29, 2008, the Company sold all of its interests in Grupo Cinemex, S.A. de C.V. ("Cinemex"), which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. The operations and cash flows of the Cinemex theatres have been eliminated from the Company's ongoing operations as a result of the disposal transaction. As of October 1, 2009, the amount due from Cinemex for tax payments and refunds associated with the sale was $10,815,000, and $9,325,000 has been classified by the Company as a long-term asset. The receivables for these taxes are recorded in pesos and translated to U.S. dollars each week. Any currency translation gains or losses on these receivables are recorded in discontinued operations as part of the gain on disposition of Cinemex. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification.

        Components of amounts reflected as earnings from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table (in thousands):

Statements of operations data:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 1, 2009	October 2, 2008	October 1, 2009	October 2, 2008
	(unaudited)		(unaudited)
Revenues
Admissions	$—	$24,799	$—	$47,082
Concessions	—	18,000	—	34,024
Other revenue	—	7,708	—	15,204

Total revenues	—	50,507	—	96,310

Costs and Expenses
Film exhibition costs	—	10,994	—	20,936
Concession costs	—	4,267	—	7,778
Operating expense	—	11,654	—	23,331
Rent	—	5,435	—	10,561
General and administrative:
Other	—	2,724	—	6,296
Depreciation and amortization	—	7,627	—	15,058
Disposition of assets and other (gains) loss	231	—	(592)	—

Total costs and expenses	231	42,701	(592)	83,960

Other expense (income)	—	(53)	—	(522)
Interest expense
Corporate borrowings	—	2,668	—	5,220
Capital and financing lease obligations	—	230	—	409
Investment income	—	(329)	—	(771)

Total other expense	—	2,516	—	4,336

Earnings (loss) before income taxes	(231)	5,290	592	8,014
Income tax provision (benefit)	(50)	2,762	50	1,182

Net earnings (loss)	$(181)	$2,528	$542	$6,832

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 3—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 1, 2009	October 2, 2008	October 1, 2009	October 2, 2008
Net earnings (loss)	$(8,004)	$3,828	$636	$11,662
Foreign currency translation adjustment	(3,063)	(10,220)	(10,802)	(2,964)
Pension and other benefit adjustments	(214)	(514)	(261)	5,654
Change in fair value of cash flow hedges	—	(90)	(6)	665
Losses on interest rate swaps reclassified to interest expense: corporate borrowings	—	1,164	558	2,409
Decrease (increase) in unrealized loss on marketable securities	308	(459)	563	(684)

Total comprehensive earnings (loss)	$(10,973)	$(6,291)	$(9,312)	$16,742

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill by operating segment is presented below.

(In thousands)	Total
Balance as of April 2, 2009 and October 1, 2009	$1,814,738

        Activity of other intangible assets is presented below.

		October 1, 2009		April 2, 2009
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	1 to 12 years	$104,646	$(40,038)	$104,646	$(35,949)
Loyalty program	4 years	46,000	(36,892)	46,000	(34,914)
LCE trade name	2 years	2,300	(1,690)	2,300	(1,460)
LCE advertising and management contracts	13 to 21 years	35,400	(29,028)	35,400	(27,893)
Other intangible assets	1 to 13 years	13,654	(13,430)	13,654	(13,418)

Total, amortizable		$202,000	$(121,078)	$202,000	$(113,634)

Unamortizable Intangible Assets:
Total, unamortizable		$74,000		$74,000

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization expense associated with the intangible assets noted above is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	October 1, 2009	October 2, 2008	October 1, 2009	October 2, 2008
Recorded amortization	$3,245	$5,545	$7,444	$11,339

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of October 1, 2009 is projected below:

(In thousands)	2010	2011	2012	2013	2014
Projected amortization expense	$13,934	$11,980	$10,856	$10,147	$7,769

NOTE 5—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of October 1, 2009 which is owned by Holdings. Holdings has one share of Common Stock issued as of October 1, 2009 which is owned by Parent.

        During April and May of 2009, AMCE made dividend payments to its stockholder, Holdings and Holdings made dividend payments to its stockholder, Parent totaling $300,000,000, which were treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

        During September of 2009, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $15,351,000. Holdings and Parent used the available funds to make a cash interest payment on the 12% Senior Discount Notes due 2014 and pay corporate overhead expenses incurred in the ordinary course of business.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan that permits a maximum of 49,107.44681 options to be issued on Parent's stock. On October 1, 2009, approximately 9,325 options were available for grant under the plan. The stock options have a ten year term and generally step vest in equal amounts from one to three or five years from the date of the grant. Vesting may accelerate for certain participants if there is a change of control (as defined in the plan). All outstanding options have been granted to employees and one director of the Company. The Company accounts for stock options using the fair value method of accounting and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants as it does not have enough historical experience to provide a reasonable estimate.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

        On May 28, 2009, Parent granted options on 4,786 of its shares that step vest in equal amounts over five years with final vesting occurring on May 28, 2014. The following table reflects the weighted average fair value per option granted during the thirteen weeks ended July 2, 2009, as well as the significant weighted average assumptions used in determining fair value using the Black-Scholes option-pricing model:

July 2, 2009(1)
Weighted average fair value on grant date	$135.71
Risk-free interest rate	2.6%
Expected life (years)	6.5
Expected volatility(2)	35.0%
Expected dividend yield	—

(1)
Represents assumptions for stock options granted to certain employees of the Company.

(2)
The Company uses share values of its publicly traded competitor peer group for purpose of calculating volatility.

        The Company has recorded stock-based compensation expense of $427,000 and $786,000 within general and administrative: other during the thirteen weeks ended October 1, 2009, and October 2, 2008, respectively. The Company has recorded stock-based compensation expense of $838,000 and $1,549,000 within general and administrative: other during the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively. AMCE's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $838,000 during fiscal 2010. As of October 1, 2009, there was approximately $2,713,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Parent's plan expected to be recognized over 5 years.

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of October 1, 2009, include an 18.53% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC ("MEP") and a 33.3% interest in Digital Cinema Implementation Partners, LLC ("DCIP").

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

Operating Results(1):

For the thirteen weeks ended October 1, 2009 (in thousands)	NCM	MTC	DCIP	MEP	Other	Total
Revenues	$95,712	$7,172	$—	$2,901	$3,315	$109,100
Operating costs and expenses	62,410	5,791	3,092	4,571	3,652	79,516

Net earnings (loss)	$33,302	$1,381	$(3,092)	$(1,670)	$(337)	$29,584

The Company's recorded equity in (earnings) loss	$(5,900)	$(362)	$1,031	$765	$118	$(4,348)

For the twenty-six weeks ended October 1, 2009 (in thousands)	NCM	MTC	DCIP	MEP	Other	Total
Revenues	$188,610	$12,511	$—	$3,096	$7,432	$211,649
Operating costs and expenses	122,848	10,930	5,605	5,387	7,684	152,454

Net earnings (loss)	$65,762	$1,581	$(5,605)	$(2,291)	$(252)	$59,195

The Company's recorded equity in (earnings) loss	$(13,266)	$(458)	$1,868	$1,218	$28	$(10,610)

For the thirteen weeks ended October 2, 2008 (in thousands)	NCM	MTC	DCIP	MEP	Other	Total
Revenues	$107,709	$5,359	$—	$—	$4,907	$117,975
Operating costs and expenses	60,700	2,089	2,882	—	4,410	70,081

Net earnings (loss)	$47,009	$3,270	$(2,882)	$—	$497	$47,894

The Company's recorded equity in (earnings) loss	$(5,221)	$(764)	$960	$—	$(296)	$(5,321)

For the twenty-six weeks ended October 2, 2008 (in thousands)	NCM	MTC	DCIP	MEP	Other	Total
Revenues	$194,445	$10,741	$—	$—	$8,937	$214,123
Operating costs and expenses	120,766	6,104	5,009	—	8,305	140,184

Net earnings (loss)	$73,679	$4,637	$(5,009)	$—	$632	$73,939

The Company's recorded equity in (earnings) loss	$(9,876)	$(1,121)	$1,702	$—	$(411)	$(9,706)

(1)
Certain differences in the Company's recorded investment over its proportional ownership share are amortized to equity in (earnings) or losses over the estimated useful life of the underlying assets or liabilities. The recorded equity in earnings of NCM on common membership units owned immediately following the IPO of NCM, Inc. (Tranche 1 Investment) does not include undistributed equity in earnings.. The Company considered the excess distribution received following NCM, Inc.'s IPO as an advance on NCM's future earnings. As a result, the Company will not recognize any undistributed equity in earnings of NCM on the original common membership units (Tranche 1 Investment) until NCM's future net earnings equal the amount of the excess distribution.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        As of October 1, 2009, the Company owns 18,821,114 units, or an 18.53% interest, in NCM accounted for using the equity method of accounting. The fair market value of the units in National CineMedia, LLC was approximately $310,360,000, based on a price for shares of National CineMedia, Inc. on October 1, 2009 of $16.49 per share.

        As of October 1, 2009 and April 2, 2009, the Company has recorded $1,028,000 and $1,342,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of October 1, 2009 and April 2, 2009, the Company had recorded $979,000 and $1,657,000 respectively, of amounts due to NCM related to the ESA and the Loews Screen Integration Agreement. The Company recorded revenues for advertising from NCM of $4,799,000 and $4,626,000 during the thirteen weeks ended October 1, 2009 and October 2, 2008, respectively and $10,215,000 and $10,025,000 during the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively. The Company recorded advertising expenses related to a beverage advertising agreement paid to NCM of $2,787,000 and $4,164,000 during the thirteen weeks ended October 1, 2009 and October 2, 2008, respectively and $5,993,000 and $8,509,000 during the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively.

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the twenty-six weeks ended October 1, 2009:

(in thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM(3)	Cash Received (Paid)	Equity in Earnings	Advertising (Revenue)
Beginning balance April 2, 2009	$26,733	$(253,164)	$(81)	$—	$—	$—
Receipt under Tax Receivable Agreement	—	—	—	4,328	(4,328)	—
Receipt of excess cash distribution	(625)	—	—	8,741	(8,116)	—
Payment on Loews Screen Integration Agreement	—	—	81	(81)	—	—
Amortization of deferred revenue	—	1,516	—	—	—	(1,516)
Equity in earnings(4)	822	—	—	—	(822)	—

Ending balance October 1, 2009	$26,930	$(251,648)	$—	$12,988	$(13,266)	$(1,516)

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at October 1, 2009 Using
(In thousands)	Total Carrying Value at October 1, 2009	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money market mutual funds	$205,180	$205,180	$—	$—
Equity securities, available-for-sale:
Deferred compensation plan assets	3,443	3,443	—	—
Non-qualified defined benefit plan assets	106	106	—	—

Total assets at fair value	$208,729	$208,729	$—	$—

Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities primarily consist of mutual funds invested in equity, fixed income, and international funds. The money market funds are classified within Level 1 of the valuation hierarchy. The deferred compensation plan and non-qualified defined benefit plan assets are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The amortized cost basis of the equity securities held as of October 1, 2009 is $3,253,000.

        The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position, for which it is practicable to estimate that value. At October 1, 2009, the carrying amount of the Company's liabilities for corporate borrowings was approximately

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

$1,835,553,000 and the fair value was approximately $1,836,091,000. At April 2, 2009, the carrying amount of the corporate borrowings was approximately $1,687,941,000 and the fair value of was approximately $1,529,319,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

NOTE 8—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A roll forward of estimated liabilities recorded for theatre and other closure is as follows (in thousands):

	Theatre and Other
	Twenty-six Weeks Ended October 1, 2009	Twenty-six Weeks Ended October 2, 2008
Beginning balance	$7,386	$10,844
Theatre and other closure (income) expense	615	(2,333)
Transfer of property tax liability	279	7
Transfer of deferred rent and capital lease obligations	9	2,824
Cash payments	(1,118)	(1,236)

Ending balance	$7,171	$10,106

        The ending balance is included with accrued expenses and other liabilities in the accompanying consolidated balance sheets.

NOTE 9—INCOME TAXES

Effective income tax rate

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	October 1, 2009	October 2, 2008
Federal statutory rate	35.0%	35.0%
Valuation allowance	(709.5)	3.6
State income taxes, net of federal tax benefit	977.9	8.1
Permanent items	(271.3)	1.5
Other, net	2.6	(1.0)

Effective tax rate	34.7%	47.2%

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 9—INCOME TAXES (Continued)

        The accounting for income taxes requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

        Parent began negotiations with certain of its debt holders during fiscal 2009 and completed the repurchase of certain term loans under the Parent Term Loan Facility in fiscal 2010. Based upon the historical tax sharing arrangement, Parent will utilize the Company's net operating losses in future years. During fiscal 2009, the Company reversed $31,000,000 of its valuation allowance through Goodwill in anticipation of future utilization by Parent. During fiscal 2010, the Company reversed an additional $1,500,000 of valuation allowance through income tax expense in anticipation of future utilization by Parent. The Company continues to record a valuation allowance against its remaining net deferred tax assets due to the uncertainty regarding the ultimate realization of these assets in all taxing jurisdictions.

Uncertain tax positions

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. An IRS examination of the tax years February 28, 2002 through December 31, 2003 of the former Loews Cineplex Entertainment Corporation and subsidiaries was concluded during fiscal 2007. An IRS examination for the tax years ended March 31, 2005 and March 30, 2006 was completed during 2009. As of October 1, 2009, the IRS has notified the Company that it is not currently under consideration for examination. Generally, tax years beginning after March 28, 2002 are still open to examination by various taxing authorities. Additionally, the Company has net operating loss ("NOL") carryforwards for tax years ended October 31, 2000 through March 28, 2002 in the U.S. and various state jurisdictions which have carryforwards of varying lengths of time. These NOLs are subject to adjustment based on the statute of limitations of the return in which they are utilized, not the year in which they are generated. Various state, local and foreign income tax returns are also under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

        The Company has reviewed all of its historical tax positions as well as new positions adopted during fiscal 2010. The net change in the reserve for uncertain tax positions from April 3, 2009 to October 1, 2009 is a net increase of approximately $700,000 related to current positions adopted.

NOTE 10—EMPLOYEE BENEFIT PLANS

        The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Certain employees are eligible for subsidized postretirement medical benefits. The

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 10—EMPLOYEE BENEFIT PLANS (Continued)

eligibility for these benefits is based upon a participant's age and service as of January 1, 2009. The Company also sponsors a postretirement deferred compensation plan.

        The Company made pension contributions of approximately $3,486,000 during the second quarter of fiscal 2010. In addition, the Company expects to make pension contributions of approximately $486,000 in both the third and fourth quarters of fiscal 2010.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended October 1, 2009 and October 2, 2008 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	October 1, 2009	October 2, 2008	October 1, 2009	October 2, 2008
Components of net periodic benefit cost:
Service cost	$45	$113	$52	$58
Interest cost	1,101	1,097	324	313
Expected return on plan assets	(747)	(1,275)	—	—
Amortization of gain	(9)	(403)	(69)	(23)
Amortization of prior service credit	—	—	(136)	(136)
Amortization of transition obligation	—	10	—	—

Net periodic benefit cost (income)	$390	$(458)	$171	$212

        Net periodic benefit cost recognized for the plans during the twenty-six weeks ended October 1, 2009 and October 2, 2008 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	October 1, 2009	October 2, 2008	October 1, 2009	October 2, 2008
Components of net periodic benefit cost:
Service cost	$90	$226	$104	$284
Interest cost	2,202	2,199	648	487
Expected return on plan assets	(1,495)	(2,549)	—	—
Amortization of (gain) loss	149	(806)	(138)	(23)
Amortization of prior service credit	—	—	(272)	(136)
Amortization of transition obligation	—	20	—	—

Net periodic benefit cost (income)	$946	$(910)	$342	$612

NOTE 11—CORPORATE BORROWINGS

        On June 9, 2009, the Company completed the offering of $600,000,000 aggregate principal amount of its 8.75% Senior Notes due 2019 (the "Notes due 2019"). Concurrently with the initial notes offering, the Company launched a cash tender offer and consent solicitation for any and all of its then outstanding $250,000,000 aggregate principal amount 8 5/8% Senior Notes due 2012 (the "Fixed Notes

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 11—CORPORATE BORROWINGS (Continued)

due 2012") at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Fixed Notes due 2012 validly tendered and accepted by the Company on or before the early tender date (the "Cash Tender Offer"). The Company used the net proceeds from the issuance of the Notes due 2019 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on the $238,065,000 principal amount of the Fixed Notes due 2012. The Company recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the thirteen weeks ended July 2, 2009, which included previously capitalized deferred financing fees of $3,312,000, a consent fee paid to the holders of $7,142,000 and other expenses of $372,000. On August 15, 2009, the Company redeemed the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal in accordance with the terms of the indenture. The Company recorded a loss of $450,000 in Other expense related to the extinguishment of the remaining Fixed Notes due 2012 principal during the second quarter of fiscal 2010, which included previously capitalized deferred financing fees of $157,000, consent fee paid to the holders of $257,000 and other expenses of $36,000.

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

        As of October 1, 2009, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014, and the Notes due 2019.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

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

Thirteen weeks ended October 1, 2009:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$387,301	$3,197	$—	$390,498
Concessions	—	146,142	1,239	—	147,381
Other revenue	—	12,926	247	—	13,173

Total revenues	—	546,369	4,683	—	551,052

Costs and Expenses
Film exhibition costs	—	206,904	1,424	—	208,328
Concession costs	—	15,686	219	—	15,905
Operating expense	—	140,779	1,780	—	142,559
Rent	—	106,338	1,973	—	108,311
General and administrative:
Merger, acquisition and transaction costs	—	43	—	—	43
Management fee	—	1,250	—	—	1,250
Other	—	13,030	3	—	13,033
Preopening expense	—	565	—	—	565
Theatre and other closure expense	—	469	9	—	478
Depreciation and amortization	—	46,515	174	—	46,689
Disposition of assets and other gains	—	(211)	—	—	(211)

Total costs and expenses	—	531,368	5,582	—	536,950

Other expense (income)
Equity in net loss of subsidiaries	11,745	2,691	—	(14,436)	—
Other income	—	(6,938)	—	—	(6,938)
Interest expense
Corporate borrowings	32,843	40,918	—	(40,780)	32,981
Capital and financing lease obligations	—	1,413	—	—	1,413
Equity in (earnings) loss of non-consolidated entities	(362)	(5,781)	1,795	—	(4,348)
Investment income	(35,762)	(5,048)	(3)	40,780	(33)

Total other expense	8,464	27,255	1,792	(14,436)	23,075

Loss from continuing operations before income taxes	(8,464)	(12,254)	(2,691)	14,436	(8,973)
Income tax benefit	(460)	(690)	—	—	(1,150)

Loss from continuing operations	(8,004)	(11,564)	(2,691)	14,436	(7,823)
Loss from discontinued operations, net of income taxes	—	(181)	—	—	(181)

Net loss	$(8,004)	$(11,745)	$(2,691)	$14,436	$(8,004)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twenty-six weeks ended October 1, 2009:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$830,602	$6,123	$—	$836,725
Concessions	—	318,633	2,408	—	321,041
Other revenue	—	28,027	571	—	28,598

Total revenues	—	1,177,262	9,102	—	1,186,364

Costs and Expenses
Film exhibition costs	—	454,646	2,783	—	457,429
Concession costs	—	34,633	437	—	35,070
Operating expense	—	288,502	3,278	—	291,780
Rent	—	216,850	3,834	—	220,684
General and administrative:
Merger, acquisition and transaction costs	—	221	—	—	221
Management fee	—	2,500	—	—	2,500
Other	—	26,040	31	—	26,071
Preopening expense	—	1,434	—	—	1,434
Theatre and other closure (income) expense	—	661	(46)	—	615
Depreciation and amortization	—	95,151	326	—	95,477
Disposition of assets and other gains	—	(261)	—	—	(261)

Total costs and expenses	—	1,120,377	10,643	—	1,131,020

Other expense (income)
Equity in net loss of subsidiaries	5,626	4,613	—	(10,239)	—
Other	—	1,835	—	—	1,835
Interest expense
Corporate borrowings	61,111	77,436	—	(77,267)	61,280
Capital and financing lease obligations	—	2,826	—	—	2,826
Equity in earnings and losses of non-consolidated entities	(458)	(13,240)	3,088	—	(10,610)
Investment income	(66,915)	(10,467)	(16)	77,267	(131)

Total other expense (income)	(636)	63,003	3,072	(10,239)	55,200

Earnings (loss) from continuing operations before income taxes	636	(6,118)	(4,613)	10,239	144
Income tax provision	—	50	—	—	50

Earnings (loss) from continuing operations	636	(6,168)	(4,613)	10,239	94
Earnings from discontinued operations, net of income taxes	—	542	—	—	542

Net earnings (loss)	$636	$(5,626)	$(4,613)	$10,239	$636

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended October 2, 2008:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$397,122	$7,395	$—	$404,517
Concessions	—	156,680	3,236	—	159,916
Other revenue	—	15,228	349	—	15,577

Total revenues	—	569,030	10,980	—	580,010

Costs and Expenses
Film exhibition costs	—	214,861	3,515	—	218,376
Concession costs	—	16,039	541	—	16,580
Operating expense	—	145,344	4,021	—	149,365
Rent	—	109,457	3,357	—	112,814
General and administrative:
Merger, acquisition and transaction costs	—	235	—	—	235
Management fee	—	1,250	—	—	1,250
Other	(39)	11,868	18	—	11,847
Preopening expense	—	1,185	—	—	1,185
Theatre and other closure income	—	(2,209)	(110)	—	(2,319)
Depreciation and amortization	—	49,907	563	—	50,470
Disposition of assets and other gains	—	(374)	—		(374)

Total costs and expenses	(39)	547,563	11,905	—	559,429

Other expense (income)
Equity in net earnings of subsidiaries	(1,227)	(1,707)	—	2,934	—
Other income	—	(7,701)	—	—	(7,701)
Interest expense
Corporate borrowings	29,570	38,040	—	(38,054)	29,556
Capital and financing lease obligations	—	1,498	—	—	1,498
Equity in earnings (loss) of non-consolidated entities	(763)	(5,519)	961	—	(5,321)
Investment income	(33,169)	(4,971)	(203)	38,054	(289)

Total other expense (income)	(5,589)	19,640	758	2,934	17,743

Earnings (loss) from continuing operations before income taxes	5,628	1,827	(1,683)	(2,934)	2,838
Income tax provision (benefit)	1,800	600	(862)	—	1,538

Earnings (loss) from continuing operations	3,828	1,227	(821)	(2,934)	1,300
Earnings from discontinued operations, net of income taxes	—	—	2,528	—	2,528

Net earnings	$3,828	$1,227	$1,707	$(2,934)	$3,828

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twenty-six weeks ended October 2, 2008:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$806,955	$14,493	$—	$821,448
Concessions	—	323,388	6,362	—	329,750
Other revenue	—	30,139	892	—	31,031

Total revenues	—	1,160,482	21,747	—	1,182,229

Costs and Expenses
Film exhibition costs	—	443,233	6,879	—	450,112
Concession costs	—	33,922	1,095	—	35,017
Operating expense	—	286,838	7,243	—	294,081
Rent	—	218,012	7,137	—	225,149
General and administrative:
Merger, acquisition and transaction costs	—	252	—	—	252
Management fee	—	2,500	—	—	2,500
Other	—	22,969	72	—	23,041
Preopening expense	—	3,060	—	—	3,060
Theatre and other closure income	—	(2,236)	(97)	—	(2,333)
Depreciation and amortization	—	99,918	1,138	—	101,056
Disposition of assets and other gains	—	(355)	—	—	(355)

Total costs and expenses	—	1,108,113	23,467	—	1,131,580

Other expense (income)
Equity in net earnings (loss) of subsidiaries	(6,880)	(3,117)	—	9,997	—
Other income	—	(9,904)	—	—	(9,904)
Interest expense
Corporate borrowings	58,920	76,865	—	(77,117)	58,668
Capital and financing lease obligations	—	2,812	183	—	2,995
Equity in earnings (loss) of non-consolidated entities	(1,121)	(10,288)	1,703	—	(9,706)
Investment income	(65,781)	(11,479)	(409)	77,117	(552)

Total other expense (income)	(14,862)	44,889	1,477	9,997	41,501

Earnings (loss) from continuing operations before income taxes	14,862	7,480	(3,197)	(9,997)	9,148
Income tax provision	3,200	600	518	—	4,318

Earnings (loss) from continuing operations	11,662	6,880	(3,715)	(9,997)	4,830
Earnings from discontinued operations, net of income taxes	—	—	6,832	—	6,832

Net earnings	$11,662	$6,880	$3,117	$(9,997)	$11,662

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of October 1, 2009:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$351,922	$38,125	$—	$390,047
Receivables, net	24	22,585	819	—	23,428
Other current assets	—	73,590	2,023	—	75,613

Total current assets	24	448,097	40,967	—	489,088
Investment in equity of subsidiaries	(187,813)	104,836	—	82,977	—
Property, net	—	914,673	1,117	—	915,790
Intangible assets, net	—	154,922	—	—	154,922
Intercompany advances	2,726,308	(2,808,449)	82,141	—	—
Goodwill	—	1,814,738	—	—	1,814,738
Other long-term assets	34,500	110,043	12,511	—	157,054

Total assets	$2,573,019	$738,860	$136,736	$82,977	$3,531,592

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$129,806	$575	$—	$130,381
Accrued expenses and other liabilities	21,688	99,351	658	—	121,697
Deferred revenues and income	—	104,901	555	—	105,456
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,693	—	—	10,193

Total current liabilities	28,188	337,751	1,788	—	367,727
Corporate borrowings	1,829,053	—	—	—	1,829,053
Capital and financing lease obligations	—	55,304	—	—	55,304
Deferred revenues—for exhibitor services agreement	—	251,648	—	—	251,648
Other long-term liabilities	—	281,970	30,112	—	312,082

Total liabilities	1,857,241	926,673	31,900	—	2,815,814
Stockholder's equity (deficit)	715,778	(187,813)	104,836	82,977	715,778

Total liabilities and stockholder's equity	$2,573,019	$738,860	$136,736	$82,977	$3,531,592

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twenty-six weeks ended October 1, 2009:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$26,631	$52,361	$(2,518)	$—	$76,474

Cash flows from investing activities:
Capital expenditures	—	(29,697)	(84)	—	(29,781)
Net change in reimbursable construction advances	—	(347)	—	—	(347)
Investments in non-consolidated entities	—	37	(6,000)	—	(5,963)
Proceeds from disposition of Cinemex	—	2,898	—	—	2,898
LCE screen integration	—	(81)	—	—	(81)
Other, net	—	730	—	—	730

Net cash used in investing activities	—	(26,460)	(6,084)	—	(32,544)

Cash flows from financing activities:
Repayment under revolving credit facility	(185,000)	—	—	—	(185,000)
Repurchase of Fixed Notes due 2012	(250,000)	—	—	—	(250,000)
Proceeds from issuance of Senior Notes due 2019	585,492	—	—	—	585,492
Deferred financing costs	(15,941)	—	—	—	(15,941)
Principal payments under capital and financing lease obligations	—	(1,712)	—	—	(1,712)
Principal payments on Term Loan B	(3,250)	—	—	—	(3,250)
Change in construction payables	—	(437)	—	—	(437)
Dividends paid to Marquee Holdings Inc.	(315,351)	—	—	—	(315,351)
Change in intercompany advances	157,419	(160,630)	3,211	—	—

Net cash provided by (used in) financing activities	(26,631)	(162,779)	3,211	—	(186,199)

Effect of exchange rate changes on cash and equivalents	—	—	(1,693)	—	(1,693)

Net decrease in cash and equivalents	—	(136,878)	(7,084)	—	(143,962)
Cash and equivalents at beginning of period	—	488,800	45,209	—	534,009

Cash and equivalents at end of period	$—	$351,922	$38,125	$—	$390,047

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 12—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twenty-six weeks ended October 2, 2008:

(In thousands)	Parent Obligor	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$4,058	$58,235	$15,200	$—	$77,493

Cash flows from investing activities:
Capital expenditures	—	(49,818)	(10,683)	—	(60,501)
Net change in reimbursable construction advances	—	2,073	—	—	2,073
Investments in non-consolidated entities	—	(1,550)	—	—	(1,550)
LCE screen integration	—	(3,990)	—	—	(3,990)
Other, net	—	1,830	(310)	—	1,520

Net cash used in investing activities	—	(51,455)	(10,993)	—	(62,448)

Cash flows from financing activities:
Principal payments under mortgages and capital and financing lease obligation	—	(1,535)	(282)	—	(1,817)
Principal payments on Term Loan B	(3,250)	—	—	—	(3,250)
Change in construction payables	—	(9,439)	—	—	(9,439)
Dividends paid Marquee Holdings Inc.	(18,420)	—	—	—	(18,420)
Change in intercompany advances	17,612	(4,179)	(13,433)	—	—

Net cash used in financing activities	(4,058)	(15,153)	(13,715)	—	(32,926)

Effect of exchange rate changes on cash and equivalents	—	—	(972)	—	(972)

Net decrease in cash and equivalents	—	(8,373)	(10,480)	—	(18,853)
Cash and equivalents at beginning of period	—	35,312	70,869	—	106,181

Cash and equivalents at end of period	$—	$26,939	$60,389	$—	$87,328

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Justice Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. AMCE estimates that the cost of betterments related to the remaining remedies required for line-of-sight violations will be approximately $4,300,000 over a 4-5 year term. The Justice Department moved for reconsideration and was denied by the Ninth Circuit Court of Appeals. The case reverts to the trial court this spring.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line of sight issues under which AMCE agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently AMCE estimates that these betterments will be required at approximately 140 stadium-style theatres. AMC estimates that the total cost of these betterments will be approximately $52,000,000, and through October 1, 2009 AMCE has incurred approximately $26,997,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        AMCE has recorded a liability of approximately $349,000 for estimated fines related to this matter.

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

        On May 14, 2009, Harout Jarchafjian filed a similar lawsuit alleging that the Company willfully violated FACTA and seeking statutory damages, but without alleging any actual injury (Jarchafian v. American Multi-Cinema, Inc. (C.D. Cal. Case No. CV09-03434)). The Jarchafjian case has been deemed related to the Bateman case and is stayed pending a Ninth Circuit decision in the Bateman case. The Company believes the plaintiff's allegations in both these cases, particularly those asserting AMC's willfulness, are without merit.

        Union Sponsored Pension Plan.    On November 7, 2008, the Company received notice of a written demand for payment of a partial withdrawal liability assessment from a collectively bargained multiemployer pension plan that covers certain of its unionized theatre employees. Based on a payment schedule that the Company received from this plan in December 2008, the Company began making quarterly payments on January 1, 2009 related to the $5,279,000 in partial withdrawal liability. In the second quarter of fiscal 2010, the Company made a complete withdrawal from the plan which triggered

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

an additional liability estimated to be $1,400,000. However, the Company also estimates that approximately $2,839,000 of the total liability was discharged in bankruptcy by companies it acquired. As of October 1, 2009, the Company has recorded a liability related to this matter in the amount of $4,863,000 and has made contributions of approximately $1,937,000. The final withdrawal liability amount may be adjusted based on a legal review of the plan's assessment, the Company's records and ensuing discussions with the plan's trustees.

        In addition to the cases noted above, the Company is also currently a party to various ordinary course claims from vendors (including concession suppliers, software technology vendors, and motion picture distributors), landlords and suppliers and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Except as described above, management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements-A Consensus of the FASB Emerging Issues Task Force, ("ASU 2009-13"). This Update provides amendments to the criteria in Subtopic 605-25 that addresses how to separate multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, this amendment significantly expands the disclosure requirements related to multiple-deliverable revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is effective for the Company as of the beginning of fiscal 2012. Early adoption is permitted.

        In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, ("ASU 2009-05"). ASU 2009-05 provides clarification in measuring the fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available and in circumstances in which a liability is restricted from being transferred. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 is effective for the first interim period beginning after issuance and is effective for the Company in the third quarter of fiscal 2010. As the Company did not elect the fair value option for our financial liabilities not already within the scope of ASC 820, Fair Value Measurements and Disclosures, the Company does not believe the implementation of this ASU will have a significant impact on its consolidated financial statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

        In June 2009, the FASB issued the Accounting Standards Codification™ 105, Generally Accepted Accounting Principles, ("ASC 105") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. Generally, ASC 105 is not expected to change U.S. Generally Accepted Accounting Principles. The Company adopted ASC 105 in the second quarter of fiscal 2010 and any references to authoritative accounting literature in the financial statements are referenced in accordance with the Codification, unless the literature has not been codified.

        In June 2009, the FASB amended guidance for determining whether an entity is a variable interest entity and requires an analysis to determine whether the variable interest gives a company a controlling financial interest in the variable interest entity. This guidance is included in ASC 810, Consolidation, which will require an ongoing reassessment and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. This guidance is effective as of the beginning of the first fiscal year beginning after November 15, 2009 and is effective for the Company in the first quarter of fiscal 2011. The Company is in the process of determining what effects the application of this guidance may have on its consolidated financial position, including its investments currently accounted for following the equity method of accounting.

        In May 2009, the FASB issued ASC 855, Subsequent Events, ("ASC 855"), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC 855 became effective for the Company in the first quarter of fiscal 2010 and did not have a material impact on the Company's consolidated financial statements. See Note 1—Basis of Presentation for required disclosure.

        In April 2009, the FASB issued ASC 820-10-65, determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This standard provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. The guidance became effective for the Company in the first quarter of fiscal 2010 and did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued ASC 320-10-65, guidance on the recognition and presentation of other-than-temporary impairments. The existing accounting guidance was modified to demonstrate the intent and ability to hold a debt security for a period of time sufficient to allow for any anticipated recovery in fair value. When the fair value of a debt security has declined below the amortized cost at the measurement date, an entity that intends to sell a security or is more-likely-than-not to sell the security before the recovery of the security's cost basis must recognize the other-than-temporary impairment in earnings. This standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance became effective for the Company in the first quarter of fiscal 2010 and did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued ASC 825-10-65, guidance for interim disclosures about fair value of financial instruments. This guidance was amended to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. The Company adopted this provision in

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

the first quarter of fiscal 2010. See Note 7—Fair Value of Financial Instruments for required disclosures.

        In December 2008, the FASB issued ASC 715-20-65, guidance for employers' disclosures about postretirement benefit plan assets, which requires additional fair value disclosures about employers' defined benefit pension or other postretirement plan assets. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009 and is effective for the Company in fiscal 2010. The Company will include the disclosures required in its annual consolidated financial statements and notes for the fiscal year ending April 1, 2010.

        In April 2008, the FASB issued ASC 350-30, guidance for the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. In developing assumptions about renewal or extension, an entity should consider its own historical experience (or, if no experience, market participant assumptions) adjusted for entity specific factors. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and expands the disclosure requirements. The guidance became effective for the Company in the first quarter of fiscal 2010 and did not have a material impact on the Company's consolidated financial position.

        In December 2007, the FASB revised ASC 805, Business Combinations, which addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. This statement requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method); expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in income, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred rather than being capitalized as part of the cost of acquisition. This standard became effective in the first quarter of fiscal 2010. The Company changed its accounting treatment for business combinations on a prospective basis. In addition, the reversal of valuation allowance for deferred tax assets related to business combinations will flow through the Company's income tax provision, on a prospective basis, as opposed to goodwill.

NOTE 15—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        In connection with the merger with LCE Holdings Inc., Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provides for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the earliest of (i) the twelfth anniversary from December 23, 2004; (ii) such time as the sponsors own less than

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

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

AMCE Dividends to Holdings

        During April and May of 2009, AMCE made dividend payments to its stockholder Holdings and Holdings made dividend payments to its stockholder Parent totaling $300,000,000, which were treated

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2009

(Unaudited)

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduce the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

        During September of 2009, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $15,351,000. Holdings and Parent used the available funds to make a cash interest payment on the 12% Senior Discount Notes due 2014 and pay corporate overhead expenses incurred in the ordinary course of business.

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

  •
  our ability to successfully collect amounts we are contractually entitled to from the sale of Cinemex;

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the twenty-six weeks ended October 1, 2009, we opened one new managed theatre with 6 screens in the U.S. pursuant to a joint venture arrangement and closed four theatres with 44 screens in the U.S. As of October 1, 2009, we owned, operated or had interests in 304 theatres and 4,574 screens, with 99%, or 4,519, of our screens in the U.S. and Canada and 1%, or 55, of our screens in China (Hong Kong), France and the United Kingdom.

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

        Box office admissions are our largest source of revenue. We predominantly license "first-run" motion pictures from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on either aggregate terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture's run. Under an aggregate terms formula, we pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions, converting existing screens to 3D and IMAX and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D screens by 131 screens and our IMAX screens by 40 screens since October 2, 2008; and as of October 1, 2009, approximately 5.4% of our screens were 3D screens and 1.3% of our screens were IMAX screens.

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

        On December 29, 2008, we sold all of our interests in Grupo Cinemex, S.A. de C.V. ("Cinemex"), which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000 and costs related to the disposition were $4,137,000. During the twenty-six weeks ended October 1, 2009, we received payments of $2,898,000 of purchase price related to tax payments and refunds, and a working capital calculation and post closing adjustments. Additionally, we estimate that we are contractually entitled to receive an additional $10,815,000 of the purchase price related to tax payments and refunds. While we expect to ultimately recover all amounts we are contractually entitled to from Cinemex, the collection may require prolonged resolution of various amounts. As of October 1, 2009, the amount due from Cinemex for tax payments and refunds associated with the sale was $10,815,000 and $9,325,000 has been classified by us as a long-term asset.

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

        On June 9, 2009, we completed the offering of $600,000,000 aggregate principal amount of our 8.75% Senior Notes due 2019 (the "Notes due 2019"). Concurrently with the initial notes offering, we launched a cash tender offer and consent solicitation for any and all of our then outstanding $250,000,000 aggregate principal amount of 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012") at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Fixed Notes due 2012 validly tendered and accepted by us on or before the early tender date (the "Cash Tender Offer"). We used the net proceeds from the issuance of the Notes due 2019 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on the $238,065,000 principal amount of the Fixed Notes due 2012. We recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the thirteen weeks ended July 2, 2009, which included previously capitalized deferred financing fees of $3,312,000, consent fee paid to holders of $7,142,000, and other expenses of $372,000. On August 15, 2009, we redeemed the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal in accordance with the terms of the indenture. We recorded a loss of $450,000 in Other expense related to the extinguishment of the remaining Fixed Notes due 2012 principal during the second quarter of fiscal 2010, which included previously capitalized deferred financing fees of $157,000, consent fee paid to the holder of $257,000 and other expenses of $36,000.

Stock-Based Compensation

        We account for stock-based employee compensation arrangements using the fair value method. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model using the following assumptions: common stock value on the grant date, risk-free interest rate, expected term, expected volatility, and dividend yield. We have elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants as we do not have enough historical experience to provide a reasonable estimate. Compensation cost is calculated on the date of the grant and then amortized over the vesting period.

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

        On June 11, 2007, Marquee Merger Sub Inc. ("merger sub"), a wholly-owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent"), merged with and into Holdings, with Holdings continuing as the surviving corporation (the "holdco merger"). In connection with this, Parent adopted an amended and restated 2004 stock option plan (formerly known as the 2004 Stock Option Plan of Marquee Holdings Inc.). The option exercise price per share of $1,000 was adjusted to $491 pursuant to the antidilution provisions of the 2004 Stock Option Plan to give effect to the payment of a one time non-recurring dividend paid by Parent on June 15, 2007 of $652,800,000 to the holders of its 1,282,750 shares of common stock. The Company determined that there was no incremental value transferred as a result of the modification and as a result, no additional compensation cost to recognize.

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

        Impairments.    We review long-lived assets, including intangibles and investments in unconsolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We identify impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. We review internal management reports on a quarterly basis as well as monitor current and potential future competition in the markets where we operate for indicators of triggering events or circumstances that indicate impairment of individual theatre assets. We evaluate theatres using historical and projected data of theatre level cash flow as our primary indicator of potential impairment and consider the seasonality of our business when evaluating theatres for impairment. We perform our annual impairment analysis during the fourth quarter because Christmas and New Year's holiday results comprise a significant portion of our operating cash flow and the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of our impairment analysis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date or the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when we do not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was based on management's expected return on assets during fiscal 2009.

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

        Goodwill and Other Intangible Assets.    Our recorded goodwill was $1,814,738,000 as of October 1, 2009 and April 2, 2009 and unamortized trademark intangible assets were $74,000,000 as of October 1, 2009 and as of April 2, 2009. We evaluate goodwill and our trademark for impairment annually as of the beginning of the fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our U.S. and Canada operating segment which represents 99% of the screens in our Theatrical Exhibition operating segment used for financial reporting purposes. The reporting unit for purposes of evaluating recorded goodwill for impairment is our U.S. and Canada operating segment. If the carrying value of the reporting unit exceeds its fair value we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by using the income approach and the market approach as discussed below which we believe are appropriate methods to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value.

        We performed an interim impairment analysis during the third quarter of fiscal 2009 as a result of downturns in the economic operating environment related to the credit and capital market crisis and declines in equity values for our publicly traded peer group competitors. While the fair value of our Theatrical Exhibition operations exceed the carrying value at the present time and management does not believe that impairment is probable, the performance of our Theatrical Exhibition operations requires continued improvement in future periods to sustain its carrying value and small changes in certain assumptions can have a significant impact on fair value. In the future, if the carrying value of our reporting unit exceeds the estimated fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit for purposes of measuring goodwill. As a result of this hypothetical allocation, the carrying value of goodwill could be reduced to the hypothetically recomputed amount. If the performance of our Theatrical Exhibition operations does not continue to improve, a future impairment could result for a portion or all of the goodwill or trademark intangibles noted previously.

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

        The aggregate annual cash flows were determined based on management projections on a theatre-by-theatre basis further adjusted by non-theatre cash flows. The projections considered various factors, including theatre lease terms, a reduction in attendance, and a reduction in capital investments in new theatres, given current market conditions and the resulting difficulty with obtaining contracts for new-builds. Because Cinemex was sold in December 2008, cash flows for the fiscal 2009 study did not include results from Cinemex. Cash flows were projected through fiscal 2015 and it was assumed revenues would increase approximately 1.7% annually primarily due to projected increases in ticket and concession pricing. The residual value is a function of the estimated cash flow for fiscal 2016 divided by a capitalization rate (discount rate less long-term growth rate of 2%), then discounted back to represent the present value of the cash flows beyond the discrete projection period.

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

        We believe that the oversight of the investments held under our frozen defined benefit pension plans is rigorous and that the investment strategies are prudent. The market value of the investments within the frozen pension plan trusts declined by approximately 36% during the fifteen months ended April 2, 2009, which was partially offset by an increase of approximately 20% during the six months ended September 30, 2009. The benefit plan assets and obligations of our frozen plans are remeasured annually and any future reductions in plan assets from investment losses will result in an increase to the plans' unfunded status and a decrease in stockholder's equity upon actuarial revaluation of the plan for the upcoming year. Changes in the value of our frozen plan assets (during fiscal 2010) will not have an impact on the income statement for fiscal 2010; however, any additional reductions in benefit plan assets will result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions. We have recorded net periodic benefit cost (income) for our pension and postretirement plans of $(1,890,000), $1,461,000, and $(4,454,000) during the periods ended April 2, 2009, April 3, 2008, and March 29, 2007, respectively and expect to record net periodic benefit expense for our pension and post retirement plans of $2,412,000 during fiscal 2010.

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
	October 1, 2009	October 2, 2008	% Change	October 1, 2009	October 2, 2008	% Change
	(Dollars in thousands, except operating data)
Revenues
Admissions	$390,498	$404,517	(3.5)%	$836,725	$821,448	1.9%
Concessions	147,381	159,916	(7.8)%	321,041	329,750	(2.6)%
Other theatre	13,173	15,577	(15.4)%	28,598	31,031	(7.8)%

Total revenues	$551,052	$580,010	(5.0)%	$1,186,364	$1,182,229	0.3%

Cost of Operations
Film exhibition costs	$208,328	$218,376	(4.6)%	$457,429	$450,112	1.6%
Concession costs	15,905	16,580	(4.1)%	35,070	35,017	0.2%
Operating expense	142,559	149,365	(4.6)%	291,780	294,081	(0.8)%
Rent	108,311	112,814	(4.0)%	220,684	225,149	(2.0)%
Preopening expense	565	1,185	(52.3)%	1,434	3,060	(53.1)%
Theatre and other closure (income) expense	478	(2,319)	* %	615	(2,333)	* %

	476,146	496,001	(4.0)%	1,007,012	1,005,086	0.2%

General and administrative expense:
Merger, acquisition and transaction costs	43	235	(81.7)%	221	252	(12.3)%
Management Fee	1,250	1,250	—%	2,500	2,500	—%
Other	13,033	11,847	10.0%	26,071	23,041	13.2%
Depreciation and amortization	46,689	50,470	(7.5)%	95,477	101,056	(5.5)%
Disposition of assets and other gains	(211)	(374)	43.6%	(261)	(355)	26.5%

Total costs and expenses	$536,950	$559,429	(4.0)%	$1,131,020	$1,131,580	—%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 1, 2009	October 2, 2008	October 1, 2009	October 2, 2008
Operating Data—Continuing Operations (at period end):
Screen additions	—	22	6	60
Screen dispositions	36	34	44	54
Average screens—(1)	4,509	4,546	4,521	4,542
Number of screens operated(2)			4,574	4,612
Number of theatres operated			304	309
Screens per theatre			15.0	14.9
Attendance—(1) (in thousands)	46,782	50,455	100,485	102,849

(1)
Includes consolidated theatres only.

(2)
Includes 248 3D screens and 61 IMAX screens as of October 1, 2009 and 117 3D screens and 21 IMAX screens as of October 2, 2008.

        A reconciliation of earnings (loss) from continuing operations before income taxes to Adjusted EBITDA is as follows (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	October 1, 2009	October 2, 2008	October 1, 2009	October 2, 2008
Earnings (loss) from continuing operations before income taxes	$(8,973)	$2,838	$144	$9,148
Plus:
Interest expense	34,394	31,054	64,106	61,663
Depreciation and amortization	46,689	50,470	95,477	101,056
Preopening expense	565	1,185	1,434	3,060
Theatre and other closure income	478	(2,319)	615	(2,333)
Disposition of assets and other gains	(211)	(374)	(261)	(355)
Equity in earnings of non-consolidated entities	(4,348)	(5,321)	(10,610)	(9,706)
Investment income	(33)	(289)	(131)	(552)
Other expense(1)	450	—	11,276	—
General and administrative expense:
Merger and acquisition costs	43	235	221	252
Management fee	1,250	1,250	2,500	2,500
Stock-based compensation expense	427	786	838	1,549

Adjusted EBITDA	$70,731	$79,515	$165,609	$166,282

(1)
Other expense is comprised of the loss on extinguishment of indebtedness related to the Cash Tender Offer and remaining redemption.

Thirteen Weeks Ended October 1, 2009 and October 2, 2008

        Revenues.    Total revenues decreased 5.0%, or $28,958,000, during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008. Admissions revenues decreased 3.5%, or $14,019,000, during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008, due to a 7.3% decrease in attendance partially offset by a 4.1% increase in average ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the second quarter of fiscal 2009) decreased 3.2%, or $12,998,000, during the thirteen weeks ended October 1, 2009 from the comparable period last year. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets as well as an increase in the number of IMAX and 3D screens operated by us where we are able to charge more per ticket than for a standard 2D film. Attendance was negatively impacted by less favorable film product during the thirteen weeks ended October 1, 2009 as compared to the thirteen weeks ended October 2, 2008. Based upon available industry sources, box office revenues of our comparable theatres performed in line with the overall industry comparable theatres in the markets where we operate. Concessions revenues decreased 7.8%, or $12,535,000, during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008, due primarily to the decrease in attendance. Other theatre revenues decreased 15.4%, or $2,404,000 during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008, primarily due to declines in non-presentment income from package ticket sales and theatre rentals.

        Costs and expenses.    Total costs and expenses decreased 4.0%, or $22,479,000, during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008. Film exhibition costs decreased 4.6%, or $10,048,000, during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008 due to the decrease in admissions revenues and a decrease in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.3% in the current period and 54.0% in the prior year period. Concession costs decreased 4.1%, or $675,000, during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008 due to a decrease in concession revenues partially offset by an increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.8% in the current period compared with 10.4% in the prior period. As a percentage of revenues, operating expense was 25.9% in the current period as compared to 25.8% in the prior period. Rent expense decreased 4.0%, or $4,503,000, during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008 primarily due to rent reductions resulting from co-tenancy provisions in certain lease agreements not being met in certain locations. Rent reductions related to co-tenancy may not continue should our landlords meet the related co-tenancy provisions in the future. Preopening expense decreased $620,000 during the thirteen weeks ended October 1, 2009 due to a decline in screen additions. During the thirteen weeks ended October 1, 2009, we recognized $478,000 of theatre and other closure expense due primarily to the closure of one theatre and accretion of the closure liability related to theatres closed during prior periods.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $192,000 during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008.

        Management fees.    Management fees were unchanged during the thirteen weeks ended October 1, 2009. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 10.0%, or $1,186,000, during the thirteen weeks ended October 1, 2009 compared to the thirteen weeks ended October 2, 2008 due primarily to increases in expected annual incentive compensation, salaries expense and net periodic pension expense, partially offset by a decrease in expense related to a union-sponsored pension plan. During the thirteen weeks ended October 2, 2008, we recorded $2,440,000 of expense related to our estimated partial withdrawal liability for a union-sponsored pension plan. During the thirteen weeks ended October 1, 2009, we recorded $1,400,000 of expense related to our estimated complete withdrawal from the union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization decreased 7.5%, or $3,781,000, compared to the prior period due primarily to the impairment of long-lived assets in fiscal 2009.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $211,000 in the current period compared to $374,000 in the prior period.

        Other (Income) Expense.    Other (income) expense includes $(7,369,000) and $(7,701,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended October 1, 2009 and October 2, 2008, respectively. Other (income) expense includes a loss of $450,000 related to the Cash Tender Offer during the thirteen weeks ended October 1, 2009.

        Interest Expense.    Interest expense increased 10.8%, or $3,340,000, primarily due to an increase in interest expense related to the issuance of the Notes due 2019, partially offset by a decrease in interest rates on the Senior Secured Credit Facility and extinguishment of debt from the Cash Tender Offer.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $4,348,000 in the current period compared to $5,321,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $5,900,000 and $5,221,000 for the thirteen weeks ended October 1, 2009 and October 2, 2008, respectively.

        Investment Income.    Investment income was $33,000 for the thirteen weeks ended October 1, 2009 compared to $289,000 for the thirteen weeks ended October 2, 2008.

        Income Tax Provision (Benefit).    The income tax provision (benefit) from continuing operations was $(1,150,000) for the thirteen weeks ended October 1, 2009 and $1,538,000 for the thirteen weeks ended October 2, 2008.

        Earnings (Loss) from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. See Note 2—Discontinued Operations for the components of the earnings (loss) from discontinued operations.

        Net Earnings (Loss).    Net earnings (loss) were $(8,004,000) and $3,828,000 for the thirteen weeks ended October 1, 2009 and October 2, 2008, respectively. Net earnings were negatively impacted by the decline in attendance during the thirteen weeks ended October 1, 2009.

Twenty-six Weeks Ended October 1, 2009 and October 2, 2008

        Revenues.    Total revenues increased 0.3%, or $4,135,000, during the twenty-six weeks ended October 1, 2009 compared to the twenty-six weeks ended October 2, 2008. Admissions revenues increased 1.9%, or $15,277,000, during the twenty-six weeks ended October 1, 2009 compared to the twenty-six weeks ended October 2, 2008, due to a 4.3% increase in average ticket prices, partially offset by a 2.3% decrease in attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2009) increased 1.6%, or $12,784,000, during the twenty-six weeks ended October 1, 2009 from the comparable period last year. The increase in average ticket price was primarily due to our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets as well as an increase in the number of IMAX and 3D screens operated by us where we are able to charge more per ticket than for a standard 2D film. Attendance was negatively impacted by less favorable film product during the twenty-six weeks ended October 1, 2009 as compared to the twenty-six weeks ended October 2, 2008. Based upon available industry sources, box office revenues of our comparable theatres slightly underperformed the overall industry comparable theatres in the markets where we operate. We believe our underperformance is primarily due to a year-over-year change in product genre which was more favorable in the prior year period in which we outperformed the industry and the competitive impact of increasing industry screen counts while our screen counts remained relatively unchanged. Concessions revenues decreased 2.6%, or $8,709,000, during the twenty-six weeks ended October 1, 2009 compared to the twenty-six weeks ended October 2, 2008, due primarily to the decrease in attendance. Other theatre revenues decreased 7.8%, or $2,433,000, during the twenty-six weeks ended October 1, 2009 compared to the twenty-six weeks ended October 2, 2008, primarily due to a reduction in theatre rentals.

        Costs and expenses.    Total costs and expenses were essentially unchanged during the twenty-six weeks ended October 1, 2009 compared to the twenty-six weeks ended October 2, 2008. Film exhibition costs increased 1.6%, or $7,317,000, during the twenty-six weeks ended October 1, 2009 compared to the twenty-six weeks ended October 2, 2008 due to the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.7% in the current period and 54.8% in the prior year period. Concession costs increased 0.2%, or $53,000, during the twenty-six weeks ended

October 1, 2009 compared to the twenty-six weeks ended October 2, 2008 due to the increase in concession costs as a percentage of concessions revenues. As a percentage of concessions revenues, concession costs were 10.9% in the current period compared with 10.6% in the prior period. As a percentage of revenues, operating expense was 24.6% in the current period as compared to 24.9% in the prior period. Rent expense decreased 2.0%, or $4,465,000, during the twenty-six weeks ended October 1, 2009 compared to the twenty-six weeks ended October 2, 2008 primarily due to rent reductions from landlords related to co-tenancy provisions in certain lease agreements. Rent reductions related to co-tenancy may not continue should our landlords meet the related co-tenancy provisions in the future. Preopening expense decreased $1,626,000 during the twenty-six weeks ended October 1, 2009 due to a decline in screen additions. During the twenty-six weeks ended October 1, 2009, we recognized $615,000 of theatre and other closure expense due primarily to the closure of one theatre and accretion of the closure liability related to theatres closed during prior periods.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs decreased $31,000 during the twenty-six weeks ended October 1, 2009 compared to the twenty-six weeks ended October 2, 2008.

        Management fees.    Management fees were unchanged during the twenty-six weeks ended October 1, 2009. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 13.2%, or $3,030,000, during the twenty-six weeks ended October 1, 2009 compared to the twenty-six weeks ended October 2, 2008 due primarily to certain one-time payments for salaries, expected annual incentive compensation and net periodic pension expense, partially offset by a decrease in expense related to a union-sponsored pension plan. During the twenty-six weeks ended October 2, 2008, we recorded $2,440,000 of expense related to our estimated partial withdrawal liability for a union-sponsored pension plan. During the twenty-six weeks ended October 1, 2009, we recorded $1,400,000 of expense related to our estimated complete withdrawal from the union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization decreased 5.5%, or $5,579,000, compared to the prior period due primarily to the impairment of long-lived assets in fiscal 2009.

        Disposition of Assets and Other Gains.    Disposition of assets and other gains were $261,000 in the current period compared to $355,000 in the prior period.

        Other (Income) Expense.    Other (income) expense includes $(9,422,000) and $(9,904,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively. Other (income) expense includes a loss of $11,276,000 related to the Cash Tender Offer during the twenty-six weeks ended October 1, 2009.

        Interest Expense.    Interest expense increased 4.0%, or $2,443,000, primarily due to an increase in interest expense related to the issuance of the Notes due 2019, partially offset by a decrease in interest rates on the Senior Secured Credit Facility and extinguishment of debt from the Cash Tender Offer.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $10,610,000 in the current period compared to $9,706,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $13,266,000 and $9,876,000 for the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively.

        Investment Income.    Investment income was $131,000 for the twenty-six weeks ended October 1, 2009 compared to $552,000 for the twenty-six weeks ended October 2, 2008.

        Income Tax Provision.    The income tax provision from continuing operations was $50,000 for the twenty-six weeks ended October 1, 2009 and $4,318,000 for the twenty-six weeks ended October 2, 2008. See Note 9—Income Taxes for our effective income tax rate reconciliation.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations, and information presented for all periods reflects the new classification. See Note 2—Discontinued Operations for the components of the earnings from discontinued operations.

        Net Earnings.    Net earnings were $636,000 and $11,662,000 for the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively. Net earnings were negatively impacted by an expense of $11,276,000 related to the Cash Tender Offer during the twenty-six weeks ended October 1, 2009.

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

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $76,474,000 and $77,493,000 during the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively. Cash flows during the twenty-six weeks ended October 1, 2009 include consent fee payments of $7,399,000 related to the Cash Tender Offer, which reduced our cash flows from operating activities. We had working capital surplus as of October 1, 2009 and April 2, 2009 of $121,361,000 and $259,308,000, respectively. Working capital includes $105,456,000 and $121,628,000 of deferred revenues as of October 1, 2009 and April 2, 2009, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $187,104,000 on our Credit Facility to meet these obligations as of October 1, 2009.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the consolidated statements of cash flows, were $(32,544,000) and $(62,448,000), during the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively. Cash outflows from investing activities include capital expenditures of $29,781,000 and $60,501,000 during the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively. We expect that our gross capital expenditures cash outflows will be approximately $100,000,000 to $110,000,000 for fiscal 2010.

        We have received an additional $2,898,000 of purchase price related to the tax payments and refunds and a working capital calculation and post closing adjustments during the twenty-six weeks ended October 1, 2009, which are included in our gain on disposition from the sale of Cinemex.

        During the twenty-six weeks ended October 1, 2009, we made partnership investments in non-consolidated entities accounted for under the equity method of approximately $5,963,000.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the consolidated statement of cash flows, were $(186,199,000) and $(32,926,000) during the twenty-six weeks ended October 1, 2009 and October 2, 2008, respectively.

        During the twenty-six weeks ended October 1, 2009 and October 2, 2008, we made dividend payments of $315,351,000 and $18,420,000 to our stockholder, Holdings and Holdings made dividend payments to its stockholder Parent totaling $300,723,000 in fiscal 2010, which was treated as a reduction of additional paid-in capital. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds.

        Proceeds from the issuance of the Notes due 2019 were $585,492,000 and deferred financing costs paid related to the issuance of the Notes due 2019 were $15,941,000 during the twenty-six weeks ended October 1, 2009.

        During the twenty-six weeks ended October 1, 2009, we made principal payments of $250,000,000 in connection with the Cash Tender Offer and additional redemption and repaid $185,000,000 of borrowings under our revolving credit facility.

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

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 2, 2009 for certain information about our Senior Secured Credit Facility, our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), and 11% Senior Subordinated Notes due 2016 (the "Notes due 2016") and for certain information about Holdings' Discount Notes due 2014 and Parent's Term Loan Facility.

        Our Senior Secured Credit Facility is with a syndicate of banks and other financial institutions and provides financing of up to $850,000,000, consisting of a $650,000,000 term loan facility maturing on January 26, 2013 and a $200,000,000 revolving credit facility maturing on January 26, 2012. The revolving credit facility includes borrowing capacity available for letters of credit and for swingline borrowings on same-day notice. As of October 1, 2009, we had no borrowings under the revolving credit facility and $625,625,000 was outstanding under the term loan facility at an interest rate of 1.75%.

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

        The indentures relating to our notes (Notes due 2014, Notes due 2016 and Notes due 2019) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of AMCE's Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures and the Parent Term Loan Facility, we could borrow approximately $1,593,200,000 (assuming an interest rate of 8.25% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility. In addition, the indenture relating to our Notes due 2019 limits our ability to incur liens, which limits our ability to secure any new indebtedness, including new borrowings under our Senior Secured Credit Facility.

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

        As of October 1, 2009, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014, and the Notes due 2019.

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

Investment in NCM

        We hold an investment in 18.53% of NCM accounted for following the equity method. The fair market value of the common membership units is approximately $310,360,000 as of October 1, 2009. Because we have little tax basis in these units and because the sale of all these units would require us to report taxable income of $409,375,000 including distributions received from NCM that were previously deferred, we expect that any sales of these units would be made ratably over a period of time to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments (Pro forma)
2010	$9,075	$6,500	$124,959	$393,452	$19,645	$6,396	$560,027
2011	9,225	6,500	124,828	393,321	12,754	1,937	548,565
2012	8,023	6,500	124,696	379,991	—	437	519,647
2013	7,055	609,375	122,513	367,166	—	—	1,106,109
2014	6,706	300,000	110,250	345,761	—	—	762,717
Thereafter	68,628	925,000	341,167	2,298,514	—	—	3,633,309

Total	$108,712	$1,853,875	$948,413	$4,178,205	$32,399	$8,770	$7,130,374

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

        As discussed in Note 10—Income Taxes in our Form 10-K for the year ended April 2, 2009, we adopted the accounting for uncertainty in income tax guidance provided in Accounting Standards Codification 740, Income Taxes. At April 2, 2009, we had a liability for unrecognized benefits for $28,300,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our unrecognized tax benefits will be. Any amounts related to these items are not included in the table above.

NEW ACCOUNTING PRONOUNCEMENTS

        See Note 14—New Accounting Pronouncements to these condensed consolidated financial statements for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of October 1, 2009 and had $625,625,000 outstanding under the term loan facility on

October 1, 2009. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3,391,000 during the twenty-six weeks ended October 1, 2009.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are $325,000,000 of our Notes due 2016, $300,000,000 of our Notes due 2014, and $600,000,000 of our Notes due 2019. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016; Notes due 2014, and Notes due 2019 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014, and Notes due 2019.

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive income. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. A 10% fluctuation in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would either increase or decrease earnings before income taxes and accumulated other comprehensive income (loss) by approximately $423,000 and $8,327,000, respectively, as of October 1, 2009.

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

        On May 14, 2009, Harout Jarchafjian filed a lawsuit alleging that the Company willfully violated FACTA and seeking statutory damages, but without alleging any actual injury (Jarchafian v. American Multi-Cinema, Inc. (C.D. Cal. Case No. CV09-03434). The Jarchafjian case has been deemed related to the Bateman case and is stayed pending a Ninth Circuit decision in the Bateman case. The Company believes that the plaintiffs' allegations, particularly those asserting the Company's willfulness, are without merit.

        On June 8, 2009, the Justice Department moved for reconsideration on the line-of-sight matters and was denied by the Ninth Circuit Court of Appeals. The case reverts to the trial court this spring.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        On August 27, 2009, the Requisite Stockholder Majority of AMC Entertainment Holdings, Inc. unanimously approved capital spending of up to $8,700,000 to deploy one hundred fourteen 3D projection systems ahead of a broader digital rollout by Digital Cinema Implementation Partners, LLC., ("DCIP"), and for DCIP general and administrative expenses.

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

AMC ENTERTAINMENT INC.
Date: November 12, 2009	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: November 12, 2009	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer