Form 10-Q
period 2010-07-01
AMC ENTERTAINMENT INC
filed 2010-08-10
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2010
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of July 1, 2010
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended
	July 1, 2010	July 2, 2009
	(unaudited)
Revenues
Admissions	$448,597	$446,227
Concessions	175,959	173,660
Other theatre	16,396	15,425

Total revenues	640,952	635,312

Costs and Expenses
Film exhibition costs	238,823	249,101
Concession costs	20,496	19,165
Operating expense	147,641	150,177
Rent	114,554	112,373
General and administrative:
Merger, acquisition and transaction costs	5,756	178
Management fee	1,250	1,250
Other	13,071	13,038
Depreciation and amortization	48,603	48,788

Total costs and expenses	590,194	594,070

Other expense (income)
Other expense (income)	(1,939)	8,773
Interest expense
Corporate borrowings	33,019	28,299
Capital and financing lease obligations	1,383	1,413
Equity in (earnings) loss of non-consolidated entities	1,766	(6,262)
Investment income	(50)	(98)

Total other expense	34,179	32,125

Earnings from continuing operations before income taxes	16,579	9,117
Income tax provision	6,950	1,200

Earnings from continuing operations	9,629	7,917
Earnings (loss) from discontinued operations, net of income taxes	(17)	723

Net earnings	$9,612	$8,640

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 1, 2010	April 1, 2010
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$285,702	$495,343
Receivables, net	42,094	25,545
Other current assets	87,364	73,312

Total current assets	415,160	594,200
Property, net	1,013,635	863,532
Intangible assets, net	162,134	148,432
Goodwill	1,907,085	1,814,738
Other long-term assets	350,061	232,275

Total assets	$3,848,075	$3,653,177

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$194,335	$175,142
Accrued expenses and other liabilities	150,487	139,581
Deferred revenues and income	124,735	125,842
Current maturities of corporate borrowings and capital and financing lease obligations	10,261	10,463

Total current liabilities	479,818	451,028
Corporate borrowings	1,825,015	1,826,354
Capital and financing lease obligations	65,118	53,323
Deferred revenues—for exhibitor services agreement	362,910	252,322
Other long-term liabilities	343,397	309,591

Total liabilities	$3,076,258	$2,892,618

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	828,823	828,687
Accumulated other comprehensive loss	(1,666)	(3,176)
Accumulated deficit	(55,340)	(64,952)

Total stockholder's equity	771,817	760,559

Total liabilities and stockholder's equity	$3,848,075	$3,653,177

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	July 1, 2010	July 2, 2009
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$9,612	$8,640
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,603	48,788
Write-off of issuance costs related to early extinguishment of debt	—	3,312
Excess distributions/(Equity in (earnings) losses from investments, net of distributions)	3,686	2,163
Gain on dispositions	(10,056)	(823)
Change in assets and liabilities, net of acquisition:
Receivables	(14,232)	(11,604)
Other assets	(1,147)	(552)
Accounts payable	8,199	26,463
Accrued expenses and other liabilities	(8,264)	28,742
Other, net	(1,102)	1,928

Net cash provided by operating activities	35,299	107,057

Cash flows from investing activities:
Capital expenditures	(13,988)	(7,307)
Acquisition of Kerasotes, net of cash acquired	(276,798)	—
Proceeds from disposition of Cinemex	876	2,904
Proceeds from the disposition of long-term assets	55,000	—
Other, net	15	(4,845)

Net cash used in investing activities	(234,895)	(9,248)

Cash flows from financing activities:
Repayment under revolving credit facility	—	(185,000)
Repurchase of Fixed Notes due 2012	—	(238,065)
Proceeds from issuance of Senior Notes due 2019	—	585,492
Deferred financing costs	(95)	(14,411)
Principal payments under capital and financing lease obligations	(990)	(855)
Payments under Term Loan B	(1,625)	(1,625)
Change in construction payables	(7,737)	(3,145)
Dividends paid to Marquee Holdings Inc.	—	(300,000)

Net cash used in financing activities	(10,447)	(157,609)
Effect of exchange rate changes on cash and equivalents	402	(1,111)

Net decrease in cash and equivalents	(209,641)	(60,911)
Cash and equivalents at beginning of period	495,343	534,009

Cash and equivalents at end of period	$285,702	$473,098

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2010

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States, Canada, China (Hong Kong), France and the United Kingdom.

        AMCE is a wholly owned subsidiary of Marquee Holdings Inc. ("Holdings") an investment vehicle owned through AMC Entertainment Holdings, Inc. ("Parent") by J.P. Morgan Partners, LLC and certain related investment funds ("JPMP"), Apollo Management, L.P. and certain related investment funds ("Apollo") and affiliates of Bain Capital Partners ("Bain"), The Carlyle Group ("Carlyle") and Spectrum Equity Investors ("Spectrum") (collectively with JPMP and Apollo the "Sponsors").

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Annual report on Form 10-K for the year ended April 1, 2010. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended July 1, 2010 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 31, 2011. The Company manages its business under one operating segment called Theatrical Exhibition.

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

        The April 1, 2010 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles.

        Presentation:    Effective April 1, 2010, preopening expense, theatre and other closure expense (income), and disposition of assets and other losses (gains) were reclassified to operating expense with a conforming reclassification made for the prior year presentation. Additionally, in the Consolidated Statements of Cash Flows, certain operating activities were reclassified to other, net and certain investing activities were reclassified to other, net, with conforming reclassifications made for the prior year presentation. These presentation reclassifications reflect how management evaluates information presented in the Consolidated Statement of Operations and Consolidated Statements of Cash Flows.

NOTE 2—ACQUISITION

        On May 24, 2010, the Company completed the acquisition of substantially all of the assets (92 theatres and 928 screens) of Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. The Company acquired Kerasotes based on their highly complementary geographic presence in certain key markets. Additionally, the Company expects to realize synergies and cost savings related to the Kerasotes acquisition as a result of moving to its operating practices, decreasing costs for newspaper advertising and concessions and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies. The purchase price for the Kerasotes theatres paid in cash at closing was $276,798,000, net of cash acquired, and is subject to working capital and other purchase price adjustments as described in the Unit Purchase Agreement. The Company expects to pay working capital and other purchase price adjustments of $3,808,000 during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts and has accrued for this amount as part of the total estimated purchase price.

        The acquisition of Kerasotes is being treated as a purchase in accordance with Accounting Standards Topic 805, Business Combinations. The following is a summary of the allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices from potential buyers and a preliminary valuation assessment. The allocation of purchase price is preliminary and subject to changes as an appraisal of both tangible and intangible assets and liabilities is finalized and additional information becomes available:

(In thousands)	Total
Cash	$809
Receivables, net(1)	3,832
Other current assets	12,905
Property, net	204,998
Intangible assets, net(2)	17,425
Goodwill(3)	109,233
Other long-term assets	5,920
Accounts payable	(12,980)
Accrued expenses and other liabilities	(12,439)
Deferred revenues and income	(1,690)
Capital and financing lease obligations	(12,583)
Other long-term liabilities(4)	(34,015)

Total estimated purchase price	$281,415

(1)
Receivables consist of trade receivables recorded at fair value. The Company did not acquire any other class of receivables as a result of the acquisition of Kerasotes.

(2)
Intangible assets consist of certain Kerasotes' trade names, a non-compete agreement, and favorable leases. See Note 4—Goodwill and Intangible Assets for further information.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

(3)
Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations. Amounts recorded for goodwill are not subject to amortization and are expected to be deductible for tax purposes.

(4)
Other long-term liabilities consist of certain theatre and ground leases that have been identified as unfavorable.

        During the thirteen weeks ended July 1, 2010, the Company incurred acquisition-related costs of approximately $5,754,000 included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

        In connection with the acquisition of Kerasotes, the Company divested of five Kerasotes theatres with 59 screens as required by the Antitrust Division of the United States Department of Justice. Proceeds from the divested theatres exceeded the carrying amount of such theatres by $16,886,000, which was recorded as a reduction to goodwill. In addition, the Company has classified two Kerasotes theatres with 26 screens as held for sale during the thirteen weeks ended July 1, 2010, that will be divested. Assets held for sale of approximately $9,020,000 were classified as other current assets in the Company's Consolidated Balance Sheets. The theatres are expected to be sold within the next 12 months.

        The Company was also required by the Antitrust Division of the United States Department of Justice to divest of four legacy AMC theatres with 57 screens. The Company recorded a gain on disposition of assets of $10,056,000 for one divested legacy theatre with 14 screens during the thirteen weeks ended July 1, 2010, which reduced operating expenses by approximately $10,056,000. Additionally, the Company acquired two theatres with 26 screens that were received in exchange for three of the legacy AMC theatres with 43 screens.

        The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and gives effect to the acquisition as if the business combination and required divestitures had occurred as of the beginning of the respective periods. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what the Company's results of operations would actually have been

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Thirteen Weeks Ended
	Pro forma July 1, 2010	Pro forma July 2, 2009
	(unaudited)
Revenues
Admissions	$468,860	$491,740
Concessions	185,295	194,679
Other theatre	17,226	17,402

Total revenues	671,381	703,821

Costs and Expenses
Film exhibition costs	249,613	273,333
Concession costs	21,993	21,758
Operating expense	154,524	167,697
Rent	119,350	122,144
General and administrative:
Merger, acquisition and transaction costs*	5,756	178
Management fee	1,250	1,250
Other	14,722	16,790
Depreciation and amortization	52,530	55,193

Total costs and expenses	619,738	658,343

Other expense (income)
Other expense (income)	(1,939)	8,773
Interest expense
Corporate borrowings	33,019	28,299
Capital and financing lease obligations	1,599	1,629
Equity in (earnings) loss of non-consolidated entities	1,766	(6,262)
Investment income	(50)	(98)

Total other expense	34,395	32,341

Earnings from continuing operations before income taxes	17,248	13,137
Income tax provision	7,250	2,700

Earnings from continuing operations	9,998	10,437
Earnings (loss) from discontinued operations, net of income taxes	(17)	723

Net earnings	$9,981	$11,160

*
Primarily represents non-recurring transaction costs for the acquisition and related transactions.

        The Company recorded revenues of approximately $35,700,000 from May 24, 2010 through July 1, 2010 resulting from the acquisition of Kerasotes, while total costs and expenses increased by

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

approximately $34,200,000. Total costs and expenses include other expenses and non-recurring acquisition costs.

NOTE 3—COMPREHENSIVE EARNINGS

        The components of comprehensive earnings are as follows:

	Thirteen Weeks Ended
(In thousands)	July 1, 2010	July 2, 2009
Net earnings	$9,612	$8,640
Foreign currency translation adjustment	1,892	(7,739)
Pension and other benefit adjustments	(62)	(47)
Change in fair value of cash flow hedges	—	(6)
Losses on interest rate swaps reclassified to interest expense: corporate borrowings	—	558
Increase (decrease) in unrealized gain on marketable securities	(320)	255

Total comprehensive earnings	$11,122	$1,661

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        Activity of goodwill is presented below.

(In thousands)	Total
Balance as of April 1, 2010	$1,814,738
Acquisition of Kerasotes	109,233
Goodwill allocated to sales(1)	(16,886)

Balance as of July 1, 2010	$1,907,085

(1)
Reduction in goodwill for sales of five Kerasotes theatres with 59 screens. Subsequent to the acquisition, the Company was required to sell certain acquired theatres to comply with government requirements related to the sale. No gains or losses were recorded for these transactions.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Activity for intangible assets is presented below:

		July 1, 2010		April 1, 2010
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	2 to 17 years	$110,231	$(46,400)	$104,646	$(44,127)
Loyalty program	3 years	46,000	(39,629)	46,000	(38,870)
Loews' trade name	1 year	2,300	(2,035)	2,300	(1,920)
Loews' management contracts	12 to 21 years	35,400	(29,299)	35,400	(29,209)
Non-compete agreement	5 years	6,400	(140)	—	—
Other intangible assets	1 to 12 years	13,309	(13,103)	13,309	(13,097)

Total, amortizable		$213,640	$(130,606)	$201,655	$(127,223)

Unamortizable Intangible Assets:
AMC trademark		$74,000		$74,000
Kerasotes trade names		5,100		—

Total, unamortizable		$79,100		$74,000

        Additional information for Kerasotes intangible assets acquired on May 24, 2010 is presented below:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	9.5 years	$5,585
Non-compete agreement	5 years	6,400

Total, amortizable	7 years	$11,985

Unamortizable Intangible Assets:
Kerasotes trade names		$5,100

        Amortization expense associated with the Company's intangible assets is as follows:

	Thirteen Weeks Ended
(In thousands)	July 1, 2010	July 2, 2009
Recorded amortization	$3,383	$4,199

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of July 1, 2010 is projected below:

(In thousands)	2011	2012	2013	2014	2015
Projected amortization expense	$13,656	$12,868	$12,159	$9,779	$8,958

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of July 1, 2010, which is owned by Holdings. Holdings has one share of Common Stock issued as of July 1, 2010, which is owned by Parent.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan that permits a maximum of 49,107.44681 options to be issued on Parent's stock under the amended and restated 2004 Stock Option Plan. The stock options have a ten year term and generally step vest in equal amounts from one to three or five years from the date of the grant. Vesting may accelerate for a certain participant if there is a change of control (as defined in the plan). All outstanding options have been granted to employees and one director of the Company. The Company accounts for stock options using the fair value method of accounting and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants, as it does not have enough historical experience to provide a reasonable estimate.

        The Company has recorded stock-based compensation expense of $136,000 and $411,000 within general and administrative: other during the thirteen weeks ended July 1, 2010, and July 2, 2009, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for all outstanding options of $136,000 during fiscal 2011. As of July 1, 2010, there was approximately $2,030,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under the Parent's plan expected to be recognized over approximately 4 years.

        On July 8, 2010, the Board approved a grant of 1,023 non-qualified stock options to a certain employee of the Company under the amended and restated 2004 Stock Option Plan. These options vest ratably over 5 years with an exercise price of $752 per share. Expense for this award will be recognized over the vesting period, beginning in the second quarter of fiscal 2011. See 2010 Equity Incentive Plan below for further information regarding assumptions used in determining fair value. On July 23, 2010, the Board determined that the Company would no longer grant any awards of shares of common stock of the Company under the amended and restated 2004 Stock Option Plan on and after July 23, 2010.

2010 Equity Incentive Plan

        On July 8, 2010, the Board of Directors (the "Board") of Parent and the stockholders of Parent approved the adoption of the AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan (the "Plan"). The Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock awards, other stock-based awards or performance-based compensation awards.

        The aggregate number of shares of common stock of Parent available for delivery pursuant to awards granted under the Plan is 39,312 shares (subject to adjustment as provided in the Plan). Subject to adjustment as provided for in the Plan, (i) the number of shares available for granting incentive stock options under the Plan will not exceed 19,652 shares and (ii) the maximum number of shares that may be granted to a participant each year is 7,862. To the extent shares subject to an award are not issued or delivered by reason of (i) the expiration, cancellation, forfeiture or other termination of an

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

award, (ii) the withholding of such shares in satisfaction of applicable taxes or (iii) the settlement of all or a portion of an award in cash, then such shares will again be available for issuance under the Plan.

        Award agreements under the Plan generally have the following features, subject to Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement: 25% of the options will vest on each of the first four anniversaries of the date of grant; provided, however, that the options will become fully vested and exercisable if within one year following a Change of Control (as defined in the Plan), the participant's service is terminated by the Company without cause.

  •
  Restricted Stock Award Agreement (Time Vesting): The restricted shares will become vested on the fourth anniversary of the date of grant; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause.

  •
  Restricted Stock Award Agreement (Performance Vesting): 25% of the restricted shares will become vested in each year over a four-year period upon the Company meeting certain pre-established annual performance targets; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause.

        On the date the Board adopted the Plan, the Board approved the grants of 5,399 non-qualified stock options, 5,399 shares of restricted stock (time vesting), and 5,404 shares of restricted stock (performance vesting) to certain of its employees. The estimated fair value of the stock at the grant date was $752 per share and was based upon a contemporaneous valuation reflecting market conditions. Expense for these awards will be recognized over the respective performance and vesting periods, beginning in the second quarter of fiscal 2011.

        The following table reflects the weighted average fair value per option granted under the amended and restated 2004 Option Plan and the 2010 Equity Incentive Plan during the second quarter of fiscal 2011, as well as the significant assumptions used in determining weighted average fair value using the Black-Scholes option-pricing model:

	2010 Plan	2004 Plan
Weighted average fair value of options on grant date	$293.72	$300.91
Risk-free interest rate	2.50%	2.58%
Expected life (years)	6.25	6.50
Expected volatility(1)	35.0%	35.0%
Expected dividend yield	—	—

(1)
The Company uses share values of its publicly traded competitor peer group for purposes of calculating volatility.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of July 1, 2010, include a 23.05% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC ("MEP") and a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP").

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

        Operating Results (1):

	For the thirteen weeks ended July 1, 2010
(In thousands)	NCM	DCIP	Other	Total
Revenues	$98,998	$5,286	$10,688	$114,972
Operating costs and expenses	71,452	23,440	10,455	105,347

Net earnings (loss)	$27,546	$(18,154)	$233	$9,625

The Company's recorded equity in earnings (loss)	$3,458	$(5,169)	$(55)	$(1,766)

	For the thirteen weeks ended July 2, 2009
(In thousands)	NCM	DCIP	Other	Total
Revenues	$92,898	$—	$10,606	$103,504
Operating costs and expenses	60,438	2,513	11,085	74,036

Net earnings (loss)	$32,460	$(2,513)	$(479)	$29,468

The Company's recorded equity in earnings (loss)	$7,366	$(838)	$(266)	$6,262

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

        As of July 1, 2010, the Company owns 25,458,613 units, or a 23.05% interest, in NCM accounted for following the equity method of accounting. The estimated fair market value of the units in National CineMedia, LLC was approximately $442,216,000, based on a price for shares of National CineMedia, Inc. on July 1, 2010 of $17.37 per share.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        As of July 1, 2010 and April 1, 2010, the Company has recorded $2,170,000 and $1,462,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of July 1, 2010 and April 1, 2010, the Company had recorded $1,911,000 and $1,502,000 respectively, of amounts due to NCM related to the Exhibitors Services Agreement. The Company recorded revenues for advertising from NCM of $5,419,000 and $5,416,000 during the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively. The Company recorded advertising expenses related to a beverage advertising agreement paid to NCM of $3,264,000 and $3,206,000 during the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively.

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the thirteen weeks ended July 1, 2010:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance April 1, 2010	$28,826	$(252,322)	$—	$—	$—
Receipt of Common Units(3)	111,520	(111,520)	—	—	—
Receipt of excess cash distribution	(148)	—	1,920	(1,772)	—
Amortization of deferred revenue	—	932	—	—	(932)
Equity in earnings(4)	1,686	—	—	(1,686)	—

Ending balance July 1, 2010	$141,884	$(362,910)	$1,920	$(3,458)	$(932)

(1)
Represents AMC's investment in 939,853 common membership units originally valued at March 27, 2008 and 406,371 common membership units originally valued at March 17, 2009, 127,290 common membership units originally valued at March 17, 2010, and 6,510,209 common membership units originally valued at June 14, 2010 received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Tranche 2 Investments). AMC's investment in 17,474,890 common membership units (Tranche 1 Investment) is carried at zero cost.

(2)
Represents the unamortized portion of the Exhibitors Services Agreement (ESA) modifications payment received from NCM. Such amounts are being amortized to revenues over the remainder of the 30 year term of the ESA ending in 2036.

(3)
Effective June 14, 2010 and with a settlement date of June 28, 2010, the Company received 6,510,209 common membership units of NCM as a result of an Extraordinary Common Unit Adjustment in connection with the Company's acquisition of Kerasotes. The Company recorded the additional units at a fair value of $111,520,000 with an offsetting adjustment to deferred revenue.

(4)
Represents equity in earnings on the Tranche 2 Investments only.

NOTE 7—FAIR VALUE MEASUREMENTS

        Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. The

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

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

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of July 1, 2010:

		Fair Value Measurements at July 1, 2010 Using
(In thousands)	Total Carrying Value at July 1, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Money Market Mutual Funds	$864	$864	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	6,522	—	6,522	—
Mutual Fund International	2,193	2,193	—	—
Mutual Fund Large U.S. Equity	128	128	—	—
Mutual Fund Small/Mid U.S. Equity	208	208	—	—
Mutual Fund Other Equity	21	21	—	—
Mutual Fund Fixed Income	323	323	—	—

Total assets at fair value	$10,259	$3,737	$6,522	$—

Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds. The money market funds are classified within Level 1 of the valuation hierarchy. The deferred compensation plan and non-qualified defined benefit plan assets are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The fair value of the RealD common stock was determined using RealD's initial public offering price, which falls under Level 2 of the valuation hierarchy. The amortized cost basis of the equity securities held as of July 1, 2010 is $9,250,000.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        In connection with the RealD Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,782 shares of RealD Inc. common stock at approximately $0.00667 per share. The stock options vest in 3 tranches upon the achievement of screen installation targets. During the first quarter of fiscal 2011, the Company vested in the first tranche and has exercised its option to purchase 407,594 shares of RealD Inc. common stock. The stock is accounted for as an equity security, available for sale, and is recorded in the consolidated balance sheet in other long term assets with an offsetting entry recorded to other long term liabilities. Any recurring fair value adjustments will be recorded to other long term assets with an offsetting entry to accumulated other comprehensive loss. The amount recorded in other long term liabilities will be amortized on a straight-line basis to reduce RealD license expense recorded in the statement of operations under operating expense.

        The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value. At July 1, 2010, the carrying amount of the Company's liabilities for corporate borrowings was approximately $1,831,515,000 and the fair value was approximately $1,823,509,000. At April 1, 2010, the carrying amount of the corporate borrowings was approximately $1,832,854,000 and the fair value of was approximately $1,891,002,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

NOTE 8—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	July 1, 2010	July 2, 2009
Income tax expense at the federal statutory rate	5,800	3,200
Effect of:
State income taxes	4,800	1,000
Permanent items	(100)	100
Valuation allowance	(3,600)	(3,050)
Other, net	50	(50)

Income tax expense	6,950	1,200

Effective income tax rate	41.9%	13.2%

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS

        The Company sponsors frozen non-contributory qualified and non-qualified defined benefit pension plans generally covering all employees who, prior to the freeze, were age 21 or older and had completed at least 1,000 hours of service in their first twelve months of employment, or in a calendar year ending thereafter, and who were not covered by a collective bargaining agreement. The Company also offers eligible retirees the opportunity to participate in a health plan (medical and dental). Certain employees are eligible for subsidized postretirement medical benefits. The eligibility for these benefits is based upon a participant's age and service as of January 1, 2009. The Company also sponsors a nonqualified deferred compensation plan.

        The Company expects to make pension contributions of approximately $390,000 per quarter for a total of approximately $1,560,000 during fiscal 2011.

        Net periodic benefit cost (income) recognized for the plans during the thirteen weeks ended July 1, 2010 and July 2, 2009 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	July 1, 2010	July 2, 2009	July 1, 2010	July 2, 2009
Components of net periodic benefit cost:
Service cost	$46	$45	$38	$52
Interest cost	1,151	1,101	319	324
Expected return on plan assets	(996)	(748)	—	—
Amortization of (gain) loss	154	158	—	(69)
Amortization of prior service credit	—	—	(216)	(136)

Net periodic benefit cost	$355	$556	$141	$171

        Effective July 29, 2010, the Company was able to determine it will no longer be obligated to contribute to one of its union sponsored pension plans under a new union contract triggering a complete withdrawal from the plan. The Company expects to record a liability and pension cost related to the complete withdrawal of approximately $2,660,000 in the second quarter of fiscal 2011.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Thirteen weeks ended July 1, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$445,870	$2,727	$—	$448,597
Concessions	—	174,976	983	—	175,959
Other theatre	—	16,123	273	—	16,396

Total revenues	—	636,969	3,983	—	640,952

Costs and Expenses
Film exhibition costs	—	237,617	1,206	—	238,823
Concession costs	—	20,259	237	—	20,496
Operating expense	—	145,909	1,732	—	147,641
Rent	—	112,794	1,760	—	114,554
General and administrative:
Merger, acquisition and transaction costs	—	5,756	—	—	5,756
Management fee	—	1,250	—	—	1,250
Other	—	13,062	9	—	13,071
Depreciation and amortization	—	48,548	55	—	48,603

Total costs and expenses	—	585,195	4,999	—	590,194

Other expense (income)
Equity in net (earnings) loss of subsidiaries	(9,103)	1,123	—	7,980	—
Other income	—	(1,939)	—	—	(1,939)
Interest expense
Corporate borrowings	33,021	42,178	—	(42,180)	33,019
Capital and financing lease obligations	—	1,383	—	—	1,383
Equity in (earnings) loss of non-consolidated entities	(143)	1,802	107	—	1,766
Investment income	(36,087)	(6,143)	—	42,180	(50)

Total other expense (income)	(12,312)	38,404	107	7,980	34,179

Earnings (loss) from continuing operations before income taxes	12,312	13,370	(1,123)	(7,980)	16,579
Income tax provision	2,700	4,250	—	—	6,950

Earnings (loss) from continuing operations	9,612	9,120	(1,123)	(7,980)	9,629
Loss from discontinued operations, net of income taxes	—	(17)	—	—	(17)

Net earnings (loss)	$9,612	$9,103	$(1,123)	$(7,980)	$9,612

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended July 2, 2009:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$443,301	$2,926	$—	$446,227
Concessions	—	172,491	1,169	—	173,660
Other theatre	—	15,101	324	—	15,425

Total revenues	—	630,893	4,419	—	635,312

Costs and Expenses
Film exhibition costs	—	247,742	1,359	—	249,101
Concession costs	—	18,947	218	—	19,165
Operating expense	—	148,734	1,443	—	150,177
Rent	—	110,512	1,861	—	112,373
General and administrative:
Merger, acquisition and transaction costs	—	178	—	—	178
Management fee	—	1,250	—	—	1,250
Other	—	13,010	28	—	13,038
Depreciation and amortization	—	48,636	152	—	48,788

Total costs and expenses	—	589,009	5,061	—	594,070

Other expense (income)
Equity in net (earnings) loss of subsidiaries	(6,119)	1,922	—	4,197	—
Other income	—	8,773	—	—	8,773
Interest expense
Corporate borrowings	28,268	36,518	—	(36,487)	28,299
Capital and financing lease obligations	—	1,413	—	—	1,413
Equity in (earnings) loss of non-consolidated entities	(96)	(7,459)	1,293	—	(6,262)
Investment income	(31,153)	(5,419)	(13)	36,487	(98)

Total other expense (income)	(9,100)	35,748	1,280	4,197	32,125

Earnings (loss) from continuing operations before income taxes	9,100	6,136	(1,922)	(4,197)	9,117
Income tax provision	460	740	—	—	1,200

Earnings (loss) from continuing operations	8,640	5,396	(1,922)	(4,197)	7,917
Earnings from discontinued operations, net of income taxes	—	723	—	—	723

Net earnings (loss)	$8,640	$6,119	$(1,922)	$(4,197)	$8,640

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of July 1, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$245,367	$40,335	$—	$285,702
Receivables, net	130	41,050	914	—	42,094
Other current assets	—	85,478	1,886	—	87,364

Total current assets	130	371,895	43,135	—	415,160
Investment in equity of subsidiaries	(121,550)	106,471	—	15,079	—
Property, net	—	1,012,796	839	—	1,013,635
Intangible assets, net	—	162,134	—	—	162,134
Intercompany advances	2,716,668	(2,798,823)	82,155	—	—
Goodwill	—	1,907,085	—	—	1,907,085
Other long-term assets	32,245	308,656	9,160	—	350,061

Total assets	$2,627,493	$1,070,214	$135,289	$15,079	$3,848,075

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$193,630	$705	$—	$194,335
Accrued expenses and other liabilities	24,161	125,854	472	—	150,487
Deferred revenues and income	—	124,224	511	—	124,735
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,761	—	—	10,261

Total current liabilities	30,661	447,469	1,688	—	479,818
Corporate borrowings	1,825,015	—	—	—	1,825,015
Capital and financing lease obligations	—	65,118	—	—	65,118
Deferred revenues for exhibitor services agreement	—	362,910	—	—	362,910
Other long-term liabilities	—	316,267	27,130	—	343,397

Total liabilities	1,855,676	1,191,764	28,818	—	3,076,258
Stockholder's equity (deficit)	771,817	(121,550)	106,471	15,079	771,817

Total liabilities and stockholder's equity	$2,627,493	$1,070,214	$135,289	$15,079	$3,848,075

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of April 1, 2010:

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
Current liabilities
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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended July 1, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$5,961	$29,113	$225	$—	$35,299

Cash flows from investing activities:
Capital expenditures	—	(13,945)	(43)	—	(13,988)
Acquisition of Kerasotes	—	(276,798)	—	—	(276,798)
Proceeds from disposition of Cinemex	—	876	—	—	876
Proceeds from the disposition of long-term assets	—	55,000	—	—	55,000
Other, net	—	15	—	—	15

Net cash used in investing activities	—	(234,852)	(43)	—	(234,895)

Cash flows from financing activities:
Deferred financing costs	(95)	—	—	—	(95)
Principal payments under capital and financing lease obligations	—	(990)	—	—	(990)
Principal payments on Term Loan B	(1,625)	—	—	—	(1,625)
Change in construction payables	—	(7,737)	—	—	(7,737)
Change in intercompany advances	(4,241)	4,443	(202)	—	—

Net cash used in financing activities	(5,961)	(4,284)	(202)	—	(10,447)

Effect of exchange rate changes on cash and equivalents	—	148	254	—	402

Net increase (decrease) in cash and equivalents	—	(209,875)	234	—	(209,641)
Cash and equivalents at beginning of period	—	455,242	40,101	—	495,343

Cash and equivalents at end of period	$—	$245,367	$40,335	$—	$285,702

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended July 2, 2009:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$32,269	$82,411	$(7,623)	$—	$107,057

Cash flows from investing activities:
Capital expenditures	—	(7,259)	(48)	—	(7,307)
Proceeds from disposition of Cinemex	—	2,904	—	—	2,904
Other, net	—	(4,845)	—	—	(4,845)

Net cash used in investing activities	—	(9,200)	(48)	—	(9,248)

Cash flows from financing activities:
Repayment under revolving credit facility	(185,000)	—	—	—	(185,000)
Repurchase of Fixed Notes due 2012	(238,065)	—	—	—	(238,065)
Proceeds from issuance of Senior Notes due 2019	585,492	—	—	—	585,492
Deferred financing costs	(14,411)	—	—	—	(14,411)
Principal payments under capital and financing lease obligations	—	(855)	—	—	(855)
Principal payments on Term Loan B	(1,625)	—	—	—	(1,625)
Change in construction payables	—	(3,145)	—	—	(3,145)
Dividends paid Marquee Holdings Inc.	(300,000)	—	—	—	(300,000)
Change in intercompany advances	121,340	(124,728)	3,388	—	—

Net cash provided by (used in) financing activities	(32,269)	(128,728)	3,388	—	(157,609)

Effect of exchange rate changes on cash and equivalents	—	—	(1,111)	—	(1,111)

Net decrease in cash and equivalents	—	(55,517)	(5,394)	—	(60,911)
Cash and equivalents at beginning of period	—	488,800	45,209	—	534,009

Cash and equivalents at end of period	$—	$433,283	$39,815	$—	$473,098

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 1, 2010

(Unaudited)

NOTE 11—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi Cinema, Inc. (No. 99 01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that the Company's stadium style theatres violated the ADA and related regulations. The Department alleged the Company had failed to provide persons in wheelchairs seating arrangements with lines-of-sight comparable to the general public. The Department alleged various non-line-of-sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Justice Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Company is negotiating the extent of betterments related to the remaining remedies required for line-of-sight violations consistent with the Ninth Circuit's decision. The improvements will be made over a 5 year term. The Justice Department moved for reconsideration on the line-of-sight matters and was denied on June 8, 2009 by the Ninth Circuit Court of Appeals. The case has reverted to the trial court. The Company has recorded a liability of approximately $349,000 for estimated fines related to this matter.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that these betterments will be required at approximately 140 stadium-style theatres. The Company estimates that the total cost of these betterments will be approximately $54,000,000, and through July 1, 2010 the Company has incurred approximately $34,100,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

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

July 1, 2010

(Unaudited)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

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

        In addition to the cases noted above, the Company is also currently a party to various ordinary course claims from vendors (including concession suppliers, and motion picture distributors), landlords and suppliers and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Except as described above, management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 12—RELATED PARTY TRANSACTIONS

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

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of July 1, 2010, the Company estimates that this amount would be $28,177,000.

        The fee agreement also provides that the Company will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

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

  •
  our ability to integrate Kerasotes Showplace Theatres, LLC ("Kerasotes") and achieve anticipated synergies with minimal disruption to our business;

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 1, 2010 and in this Quarterly Report on Form 10-Q.

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

Significant Event

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. The purchase price for the Kerasotes theatres paid in cash at closing was $276,798,000, net of cash acquired and is subject to working capital and other purchase price adjustments as described in the Unit Purchase Agreement. The acquisition of Kerasotes significantly increased our size. Accordingly, results of operations for the thirteen weeks ended July 1, 2010, which include five weeks of operations of the theatres we acquired, are not comparable to our results for the thirteen weeks ended July 2, 2009. For additional information about the Kerasotes acquisition, see Note 2—Acquisition to our Consolidated Financial Statements under Part I Item 1. of this Report on Form 10-Q.

Overview

        We are one of the world's leading theatrical exhibition companies. As of July 1, 2010, we owned, operated or had interests in 382 theatres and 5,342 screens, with 99%, or 5,287, of our screens in the U.S. and Canada and 1%, or 55, of our screens in China (Hong Kong), France and the United Kingdom.

        During the thirteen weeks ended July 1, 2010, we acquired 92 theatres with 928 screens from Kerasotes in the U.S. In connection with the acquisition of Kerasotes, we divested of nine theatres with 116 screens as required by the Antitrust Division of the United States Department of Justice and acquired two theatres with 26 screens that were received in exchange for three of the divested theatres above with 43 screens. We also closed one theatre with 15 screens in the U.S. and acquired one theatre with 6 screens in the U.S. in the ordinary course of business.

        Our Theatrical Exhibition revenues are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, rental of theatre auditoriums, fees and other revenues generated from the sale of gift cards and packaged tickets, on-line ticketing fees and arcade games located in theatre lobbies.

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

        During the period from 1990 to 2009, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 633 in 2008, according to Motion Picture Association of America 2009 MPAA Theatrical Market Statistics. The number of digital 3D films released increased to a high of 20 from a low of 0 during this same time period.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D screens by 467 to 628 screens and our IMAX screens by 29 to 85 screens since July 2, 2009; and as of July 1, 2010, approximately 11.8% of our screens were 3D screens and 1.6% were IMAX screens.

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended
(In thousands)	July 1, 2010	July 2, 2009	% Change
Revenues
Theatrical exhibition
Admissions	$448,597	$446,227	0.5%
Concessions	175,959	173,660	1.3%
Other theatre	16,396	15,425	6.3%

Total revenues	$640,952	$635,312	0.9%

Cost of Operations
Theatrical exhibition
Film exhibition costs	$238,823	$249,101	-4.1%
Concession costs	20,496	19,165	6.9%
Operating expense	147,641	150,177	-1.7%
Rent	114,554	112,373	1.9%

	521,514	530,816	-1.8%

General and administrative expense:
Merger, acquisition and transaction costs	5,756	178	*
Management Fee	1,250	1,250	—%
Other	13,071	13,038	0.3%
Depreciation and amortization	48,603	48,788	-0.4%

Total costs and expenses	$590,194	$594,070	-0.7%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended
	July 1, 2010	July 2, 2009
Operating Data—Continuing Operations (at period end):
New theatre screens	—	6
Screens acquired	960	—
Screen dispositions	131	8
Average screens—continuing operations(1)	4,834	4,534
Number of screens operated	5,342	4,610
Number of theatres operated	382	307
Screens per theatre	14.0	15.0
Attendance (in thousands)—continuing operations(1)	51,619	53,703

(1)
Includes consolidated theatres only.

        We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as earnings (loss) from continuing operations plus (i) income tax provisions, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	Thirteen Weeks Ended
(In thousands)	July 1, 2010	July 2, 2009
Earnings from continuing operations	$9,629	$7,917
Plus:
Income tax provision	6,950	1,200
Interest expense	34,402	29,712
Depreciation and amortization	48,603	48,788
Certain operating expenses(1)	(9,475)	956
Equity in (earnings) loss of non-consolidated entities	1,766	(6,262)
Investment income	(50)	(98)
Other (income) expense(2)	—	10,826
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	5,756	178
Management fee	1,250	1,250
Stock-based compensation expense	136	411

Adjusted EBITDA(3)	$98,967	$94,878

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Other expense for fiscal 2010 is comprised of the loss on extinguishment of indebtedness related to the redemption of our 8 5/8% Senior Notes due 2012.

(3)
The acquisition of Kerasotes contributed approximately $10,000,000 in Adjusted EBITDA during the thirteen weeks ended July 1, 2010.

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

Thirteen Weeks Ended July 1, 2010 and July 2, 2009

        Revenues.    Total revenues increased 0.9%, or $5,640,000, during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009. This increase included approximately $35,700,000 of additional revenues resulting from the acquisition of Kerasotes. Admissions revenues increased 0.5%, or $2,370,000, during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009, due to the acquisition of Kerasotes and a 4.6% increase in average ticket prices, partially offset by a 3.9% decrease in attendance. The decrease in attendance and increase in admissions revenues includes the increased attendance and admissions revenues of approximately $24,000,000 from Kerasotes. The increase in average ticket price was primarily due to an increase in attendance from IMAX and 3D film product where we are able to charge more per ticket than for a standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2010) decreased 3.8%, or $16,462,000, during the thirteen weeks ended July 1, 2010 from the comparable period last year. Attendance was negatively impacted by less popular film product during the thirteen weeks ended July 1, 2010 as compared to the thirteen weeks ended July 2, 2009. Concessions revenues increased 1.3%, or $2,299,000, during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009, due to the acquisition of Kerasotes and a 5.6% increase in average concessions per patron, partially offset by the decrease in attendance. The increase in concession revenues includes approximately $11,200,000 from Kerasotes. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the thirteen weeks ended December 31, 2009. Other theatre revenues increased 6.3%, or $971,000, during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009, primarily due to increases in on-line ticket fees, non-presentment income from package ticket sales, and merchandise sales, partially offset by decreases in arcade sales. The increase in other theatre revenues includes $500,000 from Kerasotes.

        Costs and expenses.    Total costs and expenses decreased 0.7%, or $3,876,000, during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009. The effect of the acquisition of Kerasotes was an increase in total costs and expenses of approximately $34,000,000. Film exhibition costs decreased 4.1%, or $10,278,000, during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009 due to the decrease in film exhibition costs as a percentage of admissions revenues, partially offset by the increase in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.2% in the current period and 55.8% in the prior year period. Film exhibition costs in the prior year period were higher in comparison primarily due to admissions revenues on higher grossing films, which typically carry a higher film cost as a percentage of admissions revenues. Concession costs increased 6.9%, or $1,331,000, during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009 due to an increase in concession costs as a percentage of concession revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 11.6% in the current period compared with 11.0% in the prior period, primarily due to the concession price and size increases. As a percentage of revenues, operating expense was 23.0% in the current period as compared to 23.6% in the prior period. A gain was recorded on disposition of assets during the thirteen weeks ended July 1, 2010 which reduced operating expenses by approximately $10,056,000, primarily due to the sale of a divested legacy AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense increased 1.9%, or $2,181,000, during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009 primarily due to increased rent as a result of the acquisition of Kerasotes of approximately $4,300,000, partially offset by dispositions and closures of theatres and rent reductions from landlords related to their failure to meet co-tenancy provisions in certain lease agreements and renegotiations on more favorable terms. Rent reductions related to co-tenancy may not continue should our landlords meet the related co-tenancy provisions in the future.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs increased $5,578,000 during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009. Current year costs primarily consist of costs related to the acquisition of Kerasotes.

        Management fees.    Management fees were unchanged during the thirteen weeks ended July 1, 2010. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 0.3%, or $33,000, during the thirteen weeks ended July 1, 2010 compared to the thirteen weeks ended July 2, 2009.

        Depreciation and Amortization.    Depreciation and amortization decreased 0.4%, or $185,000, compared to the prior period. Decreases in depreciation and amortization expenses related to declining net book value of theatre assets, partially offset by increases in depreciation and amortization as a result of the acquisition of Kerasotes.

        Other (Income) Expense.    Other (income) expense includes $(1,939,000) and $(2,053,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively. Other (income) expense includes a loss of $10,826,000 related to the redemption of our 8 5/8% Senior Notes due 2012 during the thirteen weeks ended July 2, 2009.

        Interest Expense.    Interest expense increased 15.8%, or $4,690,000, primarily due to an increase in interest expense related to the issuance of our 8.75% Senior Notes due 2019 (the "Notes due 2019") on June 9, 2009.

        Equity in (Earnings) Loss of Non-Consolidated Entities.    Equity in (earnings) loss of non-consolidated entities was $1,766,000 in the current period compared to $(6,262,000) in the prior period. Equity in (earnings) related to our investment in National CineMedia, LLC were $(3,458,000) and $(7,366,000) for the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively. Equity in losses related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $5,169,000 and $838,000 for the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively.

        Investment Income.    Investment income was $50,000 for the thirteen weeks ended July 1, 2010 compared to $98,000 for the thirteen weeks ended July 2, 2009.

        Income Tax Provision.    The income tax provision from continuing operations was $6,950,000 for the thirteen weeks ended July 1, 2010 and $1,200,000 for the thirteen weeks ended July 2, 2009. See Note 8—Income Taxes for further information.

        Earnings (Loss) from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Earnings.    Net earnings were $9,612,000 and $8,640,000 for the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively. Net earnings during the thirteen weeks ended July 1, 2010 were positively impacted by a gain on disposition of a theatre for approximately $10,056,000 and negatively impacted by merger and acquisition costs of approximately $5,756,000 related to the acquisition of Kerasotes and increased interest expense of $4,690,000. Net earnings during the thirteen weeks ended July 2, 2009 were negatively impacted by an expense of $10,826,000 related to the redemption of our 8 5/8% Senior Notes due 2012.

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

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures for at least the next 12 months and enable us to maintain compliance with covenants related to the senior secured credit facility and our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016") and 8.75% Senior Notes due 2019 (the "Notes due 2019").

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $35,299,000 and $107,057,000 during the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively. The decrease in cash flows provided by operating activities for the thirteen weeks ended July 1, 2010 was primarily due to an increase in payments on accounts payables and accrued expenses and other liabilities, net of any additions related to the Kerasotes acquisition. Cash flows during the thirteen weeks ended July 2, 2009 include consent fee payments of $7,142,000 related to the redemption of our 8 5/8% Senior Notes due 2012, which reduced our cash flows from operating activities. We had working capital (deficit) surplus as of July 1, 2010 and April 1, 2010 of $(64,658,000) and $143,172,000, respectively. Working capital includes $124,735,000 and $125,842,000 of deferred revenues as of July 1, 2010 and April 1, 2010, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $187,324,000 on our Credit Facility to meet these obligations as of July 1, 2010.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $234,895,000 and $9,248,000, during the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively. Cash outflows from investing activities include capital expenditures of $13,988,000 and $7,307,000 during the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively. We expect that our gross capital expenditures cash outflows will be approximately $130,000,000 to $160,000,000 for fiscal 2011.

        During the thirteen weeks ended July 1, 2010, we paid $276,798,000 in cash for the purchase of Kerasotes theatres at closing, net of cash acquired. The purchase is subject to working capital and other purchase price adjustments as described in the Unit Purchase Agreement.

        We received $55,000,000 in cash proceeds from the sale of certain theatres required to be divested in connection with the Kerasotes acquisition during the thirteen weeks ended July 1, 2010.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $10,447,000 and $157,609,000 during the thirteen weeks ended July 1, 2010 and July 2, 2009, respectively.

        During the thirteen weeks ended July 2, 2009, we made dividend payments of $300,000,000 to our stockholder, Holdings, and Holdings made dividend payments to its stockholder, Parent, totaling $300,000,000, which was treated as a reduction of additional paid-in capital.

        Proceeds from the issuance of the 8.75% Senior Notes due 2019 were $585,492,000 and deferred financing costs paid related to the issuance of the 8.75% Senior Notes due 2019 were $14,411,000 during the thirteen weeks ended July 2, 2009.

        During the thirteen weeks ended July 2, 2009, we made principal payments of $238,065,000 in connection with the redemption of our 8 5/8% Senior Notes due 2012 and repaid $185,000,000 of borrowings under our revolving credit facility.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended April 1, 2010 for certain information about our Senior Secured Credit Facility, our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 11% Senior Subordinated Notes due 2016 (the "Notes due 2016"), and our 8.75% Senior Notes due 2019 (the "Notes due 2019") and for certain information about Holdings' Discount Notes due 2014 and Parent's Term Loan Facility.

        The indentures relating to our notes (Notes due 2014, Notes due 2016 and Notes due 2019) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt, including borrowings under the revolving portion of our Senior Secured Credit Facility, as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures we could borrow approximately $615,300,000 (assuming an interest rate of 9.00% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility.

        As of July 1, 2010, we were in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2016, the Notes due 2014, and the Notes due 2019.

Investment in NCM LLC

        We hold an investment in 23.05% of NCM LLC accounted for following the equity method as of July 1, 2010. The fair market value of these shares is approximately $442,216,000 as of July 1, 2010. Because we have little tax basis in these units, the sale of all these units at July 1, 2010 would require us to report taxable income of approximately $458,000,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability. On August 9, 2010, we announced our intent, subject to market and other conditions, to redeem 6,500,000 common membership units of NCM LLC for a like number of shares of National CineMedia, Inc's ("NCM Inc.") common stock and then resell such shares of common stock in a registered underwritten public offering. NCM Inc. is the managing member and owner of 38.3% of NCM LLC. We intend to grant the underwriters an option for 30 days to purchase up to 812,500 additional shares of NCM Inc. common stock after conversion of NCM LLC common membership units by us, to cover over-allotments, if any. The expected proceeds would be used for general corporate purposes including repaying indebtedness and to pursue accretive acquisitions as they become available.

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, furniture, fixtures and equipment and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year for fiscal years 2011 through 2015 and thereafter are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Acquisitions and Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2011	$10,096	$6,500	$124,625	$436,448	$18,234	$4,754	$600,657
2012	8,894	6,500	124,495	438,158	10,323	976	589,346
2013	7,926	609,375	122,354	425,731	—	—	1,165,386
2014	7,612	300,000	110,250	399,275	—	—	817,137
2015	7,683	—	88,250	395,984	—	—	491,917
Thereafter	76,304	925,000	252,917	2,500,207	—	—	3,754,428

Total	$118,515	$1,847,375	$822,891	$4,595,803	$28,557	$5,730	$7,418,871

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts on issuance.

(2)
Interest expense on the term loan portion of our senior secured credit facility was estimated at 2.00% based upon the interest rate in effect as of July 1, 2010.

(3)
Includes committed capital expenditures and acquisitions including the estimated cost of ADA related betterments. Does not include planned, but non-committed capital expenditures.

(4)
Historically, we fund our pension plan such that the plan is approximately 90% funded. The plan has been frozen effective December 31, 2006. The funding requirement has been estimated based upon our expected funding amount. Also included are payments due under a withdrawal liability for a union sponsored plan. The retiree health plan is not funded.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.

        Market risk on variable-rate financial instruments.    We maintain an $850,000,000 Senior Secured Credit Facility, comprised of a $200,000,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of July 1, 2010 and had $620,750,000 outstanding under the term loan facility on July 1, 2010. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $1,573,000 during the thirteen weeks ended July 1, 2010.

        Market risk on fixed-rate financial instruments.    Included in long-term debt are principal amounts of $325,000,000 of our Notes due 2016, $300,000,000 of our Notes due 2014, and $600,000,000 of our Notes due 2019. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016, Notes due 2014, and Notes due 2019 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014, and Notes due 2019.

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. A 10% increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $253,000 and decrease accumulated other comprehensive loss by approximately $8,060,000, respectively, as of July 1, 2010. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $29,000 and increase accumulated other comprehensive loss by approximately $9,852,000, respectively, as of July 1, 2010.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Part I. Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 1, 2010 for information on certain litigation to which we are a party.

        We are a party to various other legal proceedings in the ordinary course of business, none of which is expected to have a material adverse effect on us.

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 1, 2010.

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
2.3
Unit Purchase Agreement among Kerasotes ShowPlace Theatres Holdings, LLC, Kerasotes ShowPlace Theatres, LLC, ShowPlace Theatres Holding Company, LLC, AMC ShowPlace Theatres, Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (File No. 1-8747) filed on July 14, 2010).
3.1
Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997, September 18, 2001 and December 23, 2004) (incorporated by reference from Exhibit 3.1 to the AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2004).
3.2	Amended and Restated By-laws of AMC Entertainment Inc. (incorporated by reference from Exhibit 3.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2004).
Certificates of Incorporation or corresponding instruments, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.4	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.5	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.6	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.3.7	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
*3.3.8	AMC ShowPlace Theatres, Inc.
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006):
Loews Citywalk Theatre Corporation

EXHIBIT NUMBER	DESCRIPTION
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.6	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.7	By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.8	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.9	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
*3.10	By-laws of AMC ShowPlace Theatres, Inc.
*4.1	Fourth Supplemental Indenture dated June 24, 2010, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014.
*4.2	Second Supplemental Indenture dated June 24, 2010, respecting AMC Entertainment Inc.'s 11% Senior Subordinated Notes due 2016.
*4.3	First Supplemental Indenture, dated as of June 24, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.
Date: August 10, 2010	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President

Date: August 10, 2010	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer