Form 10-Q
period 2010-12-30
AMC ENTERTAINMENT INC
filed 2011-02-04
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2010
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of December 30, 2010
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 30, 2010	December 31, 2009	December 30, 2010	December 31, 2009
	(unaudited)		(unaudited)
Revenues
Admissions	$427,358	$444,420	$1,334,527	$1,281,145
Concessions	160,038	166,867	515,709	487,908
Other theatre	15,471	15,895	47,208	44,493

Total revenues	602,867	627,182	1,897,444	1,813,546

Operating Costs and Expenses
Film exhibition costs	223,642	239,275	704,646	696,704
Concession costs	19,760	18,378	64,061	53,448
Operating expense	174,670	155,597	496,146	449,165
Rent	120,086	110,423	356,121	331,107
General and administrative:
Merger, acquisition and transaction costs	2,196	485	13,171	706
Management fee	1,250	1,250	3,750	3,750
Other	10,192	14,697	41,250	40,768
Depreciation and amortization	55,937	47,472	156,895	142,949

Operating costs and expenses	607,733	587,577	1,836,040	1,718,597

Operating income (loss)	(4,866)	39,605	61,404	94,949
Other expense (income)
Other expense (income)	8,834	(2,135)	(851)	(300)
Interest expense
Corporate borrowings	35,062	32,179	100,812	93,459
Capital and financing lease obligations	1,596	1,413	4,604	4,239
Equity in earnings of non-consolidated entities	(13,491)	(7,517)	(17,057)	(18,127)
Gain on NCM, Inc. stock sale	—	—	(64,648)	—
Investment income	(205)	(36)	(309)	(167)

Total other expense	31,796	23,904	22,551	79,104

Earnings (loss) from continuing operations before income taxes	(36,662)	15,701	38,853	15,845
Income tax provision (benefit)	(3,250)	(50)	2,550	—

Earnings (loss) from continuing operations	(33,412)	15,751	36,303	15,845
Earnings from discontinued operations, net of income taxes	599	544	574	1,086

Net earnings (loss)	$(32,813)	$16,295	$36,877	$16,931

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 30, 2010	April 1, 2010
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$686,167	$495,343
Receivables, net	68,323	25,545
Other current assets	82,107	73,312

Total current assets	836,597	594,200
Property, net	985,893	863,532
Intangible assets, net	154,552	148,432
Goodwill	1,913,906	1,814,738
Other long-term assets	318,469	232,275

Total assets	$4,209,417	$3,653,177

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$193,326	$175,142
Accrued expenses and other liabilities	133,837	139,581
Deferred revenues and income	165,553	125,842
Current maturities of corporate borrowings and capital and financing lease obligations	240,052	10,463

Total current liabilities	732,768	451,028
Corporate borrowings	2,098,982	1,826,354
Capital and financing lease obligations	63,086	53,323
Deferred revenues—for exhibitor services agreement	360,443	252,322
Other long-term liabilities	354,940	309,591

Total liabilities	$3,610,219	$2,892,618

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	629,489	828,687
Accumulated other comprehensive loss	(2,216)	(3,176)
Accumulated deficit	(28,075)	(64,952)

Total stockholder's equity	599,198	760,559

Total liabilities and stockholder's equity	$4,209,417	$3,653,177

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirty-nine Weeks Ended
	December 30, 2010	December 31, 2009
	(unaudited)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities:
Net earnings	$36,877	$16,931
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	156,895	142,949
Deferred income taxes	—	(1,500)
Loss on extinguishment and modification of debt	7,849	3,468
Gain on NCM, Inc. stock sale	(64,648)	—
Equity in earnings and losses from non-consolidated entities, net of distributions	4,347	3,537
Gain on dispositions	(10,293)	(1,086)
Change in assets and liabilities, net of acquisition:
Receivables	(37,828)	(38,590)
Other assets	(881)	1,272
Accounts payable	(7,578)	53,245
Accrued expenses and other liabilities	27,816	71,566
Other, net	2,255	(5,412)

Net cash provided by operating activities	114,811	246,380

Cash flows from investing activities:
Capital expenditures	(84,085)	(59,482)
Acquisition of Kerasotes, net of cash acquired	(280,606)	—
Proceeds from NCM, Inc. stock sale	102,224	—
Proceeds from disposition of Cinemex	1,845	4,342
Proceeds from the disposition of long-term assets	58,391	—
Other, net	3,882	(4,542)

Net cash used in investing activities	(198,349)	(59,682)

Cash flows from financing activities:
Repayment under Revolving Credit Facility	—	(185,000)
Repurchase of Fixed Notes due 2012	—	(250,000)
Repurchase of Senior Subordinated Notes due 2016	(95,098)	—
Payment of tender offer and consent solicitation consideration
on Senior Subordinated Notes due 2016	(5,801)	—
Proceeds from issuance of Senior Subordinated Notes due 2020	600,000	—
Proceeds from issuance of Senior Notes due 2019	—	585,492
Deferred financing costs	(13,665)	(16,257)
Principal payments under capital and financing lease obligations	(3,133)	(2,567)
Principal payments under Term Loan B	(3,250)	(4,875)
Change in construction payables	(4,037)	722
Dividends paid to Marquee Holdings Inc.	(200,218)	(315,351)

Net cash provided by (used in) financing activities	274,798	(187,836)
Effect of exchange rate changes on cash and equivalents	(436)	(2,226)

Net increase (decrease) in cash and equivalents	190,824	(3,364)
Cash and equivalents at beginning of period	495,343	534,009

Cash and equivalents at end of period	$686,167	$530,645

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2010

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

        As discussed in Note 10—Corporate Borrowings, Holdings redeemed all remaining outstanding Discount Notes due 2014 on January 3, 2011. Holdings is expected to merge with Parent, with Parent continuing as the holding company for AMCE, subsequent to December 30, 2010.

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Annual report on Form 10-K for the year ended April 1, 2010. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 31, 2011. The Company manages its business under one operating segment called Theatrical Exhibition.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Other Expense (Income):    The following table sets forth the components of other expense (income):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 30, 2010	December 31, 2009	December 30, 2010	December 31, 2009
Loss on redemption of 8 5/8% Senior Notes due 2012	$—	$—	$—	$11,276
Loss on redemption of 11% Senior Subordinated Notes due 2016	7,631	—	7,631	—
Loss on modification of Senior Secured Credit Facility Term Loan due 2013	3,046	—	3,046	—
Loss on modification of Senior Secured Credit Facility Revolver	367	—	367	—
Gift card redemptions considered to be remote	(2,201)	(2,079)	(11,754)	(11,501)
Other income	(9)	(56)	(141)	(75)

Other expense (income)	$8,834	$(2,135)	$(851)	$(300)

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

        The acquisition of Kerasotes is being treated as a purchase in accordance with Accounting Standards Codification, ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices from potential buyers and a preliminary valuation assessment. The allocation of purchase price is subject to changes as an appraisal of both tangible and intangible assets and liabilities is finalized and additional information becomes available; however, we do not expect material changes. The following is a summary of the preliminary allocation of the purchase price:

(In thousands)	Total
Cash	$809
Receivables, net(1)	3,832
Other current assets	12,905
Property, net	205,104
Intangible assets, net(2)	17,387
Goodwill(3)	109,839
Other long-term assets	5,920
Accounts payable	(13,538)
Accrued expenses and other liabilities	(12,439)
Deferred revenues and income	(1,806)
Capital and financing lease obligations	(12,583)
Other long-term liabilities(4)	(34,015)

Total estimated purchase price	$281,415

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

        During the thirty-nine weeks ended December 30, 2010, the Company incurred acquisition-related costs for Kerasotes of approximately $12,100,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

        In connection with the acquisition of Kerasotes, the Company divested of seven Kerasotes theatres with 85 screens as required by the Antitrust Division of the United States Department of Justice. The Company also sold the Kerasotes digital projector systems and one vacant theatre that had previously been closed by Kerasotes. Proceeds from the divested theatres and other property exceeded the carrying amount by approximately $10,671,000, which was recorded as a reduction to goodwill.

        The Company was also required by the Antitrust Division of the United States Department of Justice to divest of four legacy AMC theatres with 57 screens. The Company recorded a gain on disposition of assets of $10,056,000 for one divested legacy theatre with 14 screens during the thirty-nine weeks ended December 30, 2010, which reduced operating expenses by approximately $10,056,000. Additionally, the Company acquired two theatres with 26 screens that were received in exchange for three of the legacy AMC theatres with 43 screens.

        The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and gives effect to the acquisition as if the business combination and required divestitures had occurred as of the beginning of fiscal 2010. Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what the Company's results of operations would actually have been had these

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Pro forma December 30, 2010	Pro forma December 31, 2009	Pro forma December 30, 2010	Pro forma December 31, 2009
	(unaudited)		(unaudited)
Revenues
Admissions	$426,941	$491,712	$1,353,095	$1,414,796
Concessions	159,887	188,147	524,362	549,409
Other theatre	15,461	17,808	47,996	50,463

Total revenues	602,289	697,667	1,925,453	2,014,668

Operating Costs and Expenses
Film exhibition costs	223,421	263,861	714,478	766,982
Concession costs	19,740	21,116	65,490	61,074
Operating expense	174,409	172,027	512,110	501,355
Rent	119,946	120,082	360,374	359,551
General and administrative:
Merger, acquisition and transaction costs*	2,196	485	13,171	706
Management fee	1,250	1,250	3,750	3,750
Other	10,192	19,955	42,901	53,519
Depreciation and amortization	55,937	53,837	160,454	161,392

Operating costs and expenses	607,091	652,613	1,872,728	1,908,329

Operating income (loss)	(4,802)	45,054	52,725	106,339
Other expense (income)
Other expense (income)	8,834	(2,135)	(851)	(300)
Interest expense
Corporate borrowings	35,062	32,179	100,812	93,459
Capital and financing lease obligations	1,596	1,629	4,820	4,887
Equity in earnings of non-consolidated entities	(13,491)	(7,517)	(17,057)	(18,127)
Gain on NCM, Inc. stock sale	—	—	(64,648)	—
Investment (income) expense	(205)	216	(309)	281

Total other expense	31,796	24,372	22,767	80,200

Earnings (loss) from continuing operations before income taxes	(36,598)	20,682	29,958	26,139
Income tax provision (benefit)	(3,150)	1,750	(750)	3,700

Earnings (loss) from continuing operations	(33,448)	18,932	30,708	22,439
Earnings from discontinued operations, net of income taxes	599	544	574	1,086

Net earnings (loss)	$(32,849)	$19,476	$31,282	$23,525

*
Primarily represents non-recurring transaction costs for the acquisition and related transactions.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 2—ACQUISITION (Continued)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Pro forma December 30, 2010	Pro forma December 31, 2009	Pro forma December 30, 2010	Pro forma December 31, 2009
Average Screens—continuing operations(1)	5,163	5,248	5,197	5,287

(1)
Includes consolidated theatres only.

        The Company recorded revenues of approximately $168,300,000 from May 24, 2010 through December 30, 2010 resulting from the acquisition of Kerasotes, and recorded operating costs and expenses of approximately $174,900,000, including $20,500,000 of depreciation and amortization and $12,100,000 of merger, acquisition and transaction costs. The Company recorded $655,000 of other expense related to Kerasotes.

NOTE 3—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 30, 2010	December 31, 2009	December 30, 2010	December 31, 2009
Net earnings (loss)	$(32,813)	$16,295	$36,877	$16,931
Foreign currency translation adjustment	(1,259)	(2,641)	(2,607)	(13,443)
Pension and other benefit adjustments	(220)	(213)	(502)	(474)
Change in fair value of cash flow hedges	—	—	—	(6)
Losses on interest rate swaps reclassified to interest expense: corporate borrowings	—	—	—	558
Increase in unrealized gain on marketable securities	3,152	81	4,069	644

Total comprehensive earnings (loss)	$(31,140)	$13,522	$37,837	$4,210

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

        Activity of goodwill is presented below.

(In thousands)	Total
Balance as of April 1, 2010	$1,814,738
Acquisition of Kerasotes	109,839
Goodwill allocated to sales(1)	(10,671)

Balance as of December 30, 2010	$1,913,906

(1)
Reduction in goodwill for sales of eight Kerasotes theatres and other property. Subsequent to the acquisition, the Company was required to sell certain acquired theatres to comply with government requirements related to the sale. No gains or losses were recorded for these transactions.

        Activity for intangible assets is presented below:

		December 30, 2010		April 1, 2010
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	2 to 11 years	$110,231	$(51,379)	$104,646	$(44,127)
Loyalty program	3 years	46,000	(41,147)	46,000	(38,870)
Loews' trade name	—	2,300	(2,265)	2,300	(1,920)
Loews' management contracts	12 to 21 years	35,400	(29,480)	35,400	(29,209)
Non-compete agreement	5 years	6,406	(764)	—	—
Other intangible assets	1 to 12 years	13,309	(13,115)	13,309	(13,097)

Total, amortizable		$213,646	$(138,150)	$201,655	$(127,223)

Unamortizable Intangible Assets:
AMC trademark		$74,000		$74,000
Kerasotes trade names		5,056		—

Total, unamortizable		$79,056		$74,000

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 4—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Additional information for Kerasotes intangible assets acquired on May 24, 2010 is presented below:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	3.6 years	$5,585
Non-compete agreement	5 years	6,406
Management agreement(1)		340

Total, amortizable	4.3 years	$12,331

Unamortizable Intangible Assets:
Kerasotes trade names		$5,056

(1)
The management agreement intangible asset was disposed of as required by the Department of Justice.

        Amortization expense associated with the Company's intangible assets is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 30, 2010	December 31, 2009	December 30, 2010	December 31, 2009
Recorded amortization	$3,805	$3,245	$10,927	$10,689

        Estimated amortization expense for the next five fiscal years for intangible assets owned as of December 30, 2010 is projected below:

(In thousands)	2011	2012	2013	2014	2015
Projected amortization expense	$14,652	$14,014	$12,582	$9,516	$8,660

NOTE 5—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of December 30, 2010, which is owned by Holdings. Holdings has one share of Common Stock issued as of December 30, 2010, which is owned by Parent.

        During September of 2010, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $15,184,000. Holdings and Parent used the available funds to make a cash interest payment on the 12% Senior Discount Notes due 2014 and pay corporate overhead expenses incurred in the ordinary course of business.

        During December of 2010, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $185,034,000. Holdings used the available funds to make a cash payment related to a tender offer for the 12% Senior Discount Notes due 2014.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

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

        On July 8, 2010, the Board approved a grant of 1,023 non-qualified stock options to a certain employee of the Company under the amended and restated 2004 Stock Option Plan. These options vest ratably over 5 years with an exercise price of $752 per share. Expense for this award will be recognized on a straight-line basis over the vesting period. See 2010 Equity Incentive Plan below for further information regarding assumptions used in determining fair value. On July 23, 2010, the Board determined that the Company would no longer grant any awards of shares of common stock of the Company under the amended and restated 2004 Stock Option Plan.

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

        On July 8, 2010, the Board approved the grants of non-qualified stock options, restricted stock (time vesting), and restricted stock (performance vesting) to certain of its employees. The estimated fair value of the stock at the grant date was approximately $752 per share and was based upon a contemporaneous valuation reflecting market conditions. The award agreements under the Plan generally have the following features, subject to discretionary approval by Parent's compensation committee:

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

December 30, 2010

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

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

  •
  Restricted Stock Award Agreement (Performance Vesting): The Board approved the grant of 5,404 shares of restricted stock (performance vesting), of which 1,339 shares have been granted. Approximately twenty-five percent of the total restricted shares of 5,404 approved by the Board will be granted each year over a four-year period. Each grant has a vesting term of approximately one year upon the Company meeting certain pre-established annual performance targets; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. The fiscal 2011 performance target was established at the grant date following ASC 718-10-55-95 and the estimated grant date fair value was $1,008,000, or approximately $752 per share. During the third quarter of fiscal 2011, it was determined to be improbable for the Company to meet its pre-established annual performance target for fiscal 2011. The Company discontinued recognizing compensation cost for the restricted stock (performance vesting) grant for fiscal 2011 and reversed compensation cost previously recognized in prior quarters.

        A summary of stock option activity under both the amended and restated 2004 Option Plan and the 2010 Equity Incentive Plan is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at April 1, 2010	31,597.1680905	$383.58
Granted	6,377.0000000	752.00
Forfeited	(1,478.4000000)	370.83
Exercised	(804.6000000)	452.50

Outstanding at December 30, 2010	35,691.1680905	$448.38

Exercisable at December 30, 2010	14,179.4080901	$445.31

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 5—STOCKHOLDER'S EQUITY (Continued)

        The following table represents the restricted stock activity for the thirty-nine weeks ended December 30, 2010:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at April 1, 2010	—	$—
Granted	6,693	752.00
Forfeited	(140)	752.00

Unvested at December 30, 2010	6,553	$752.00

        Compensation expense for stock options and restricted stock are recognized on a straight-line basis (net of estimated forfeitures) over the requisite service period, which is generally the vesting period of the award. The Company has recorded stock-based compensation expense of $156,000 and $410,000 within general and administrative: other during the thirteen weeks ended December 30, 2010, and December 31, 2009, respectively. The Company has recorded stock-based compensation expense of $1,020,000 and $1,248,000 within general and administrative: other during the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for awards and all outstanding options of $1,020,000 during fiscal 2011. As of December 30, 2010, there was approximately $6,729,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under both the 2010 Equity Incentive Plan and the 2004 Stock Option Plan expected to be recognized over a weighted average 3.5 years.

        The following table reflects the weighted average fair value per option granted under the amended and restated 2004 Option Plan and the 2010 Equity Incentive Plan during the thirty-nine weeks ended December 31, 2010, as well as the significant assumptions used in determining weighted average fair value using the Black-Scholes option-pricing model:

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of December 30, 2010, include a 16.98% interest in National CineMedia, LLC ("NCM"), a 50% interest in three U.S. motion picture theatres, a 26% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC ("MEP") and a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"). Indebtedness held by equity method investees is non-recourse to the Company.

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

        Operating Results(1):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 30, 2010	December 31, 2009	December 30, 2010	December 31, 2009
Revenues	$147,173	$133,070	$410,528	$344,719
Operating costs and expenses	86,381	81,574	300,301	234,028

Net earnings	$60,792	$51,496	$110,227	$110,691

The Company's recorded equity in earnings	$13,491	$7,517	$17,057	$18,127

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

        The Company recorded equity in earnings from NCM of $10,711,000 and $7,440,000 during the thirteen weeks ended December 30, 2010 and December 31, 2009, respectively and $23,145,000 and $20,706,000 during the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively. As of December 30, 2010, the Company owns 18,803,420 units, or a 16.98% interest, in NCM accounted for following the equity method of accounting. The estimated fair market value of the units in NCM was approximately $375,504,000, based on the price per share of NCM, Inc. on December 30, 2010 of $19.97 per share.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

        As of December 30, 2010 and April 1, 2010, the Company has recorded $1,612,000 and $1,462,000 respectively, of amounts due from NCM related to on-screen advertising revenue. As of December 30, 2010 and April 1, 2010, the Company had recorded $1,207,000 and $1,502,000 respectively, of amounts due to NCM related to the Exhibitor Services Agreement. The Company recorded revenues for advertising from NCM of $5,658,000 and $5,121,000 during the thirteen weeks ended December 30, 2010 and December 31, 2009, respectively and $17,068,000 and $15,336,000 during the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively. The Company paid NCM advertising expenses related to beverage advertising of $2,999,000 and $3,075,000 during the thirteen weeks ended December 30, 2010 and December 31, 2009, respectively and $9,685,000 and $9,068,000 during the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively.

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the thirty-nine weeks ended December 30, 2010:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)	(Gain) on NCM, Inc. Stock Sale
Beginning balance April 1, 2010	$28,826	$(252,322)	$—	$—	$—	$—
Receipt of Common Units(3)	111,520	(111,520)	—	—	—	—
Exchange and sale of NCM stock(4)	(37,576)	—	102,224	—	—	(64,648)
Receipt of excess cash distributions and amounts under Tax Receivable Agreement	(5,941)	—	21,404	(15,463)	—	—
Amortization of deferred revenue	—	3,399	—	—	(3,399)	—
Equity in earnings(5)	7,682	—	—	(7,682)	—	—

Ending balance December 30, 2010	$104,511	$(360,443)	$123,628	$(23,145)	$(3,399)	$(64,648)

(1)
Represents AMC's investment in 694,164 common membership units originally valued at March 27, 2008 and 300,141 common membership units originally valued at March 17, 2009, 94,015 common membership units originally valued at March 17, 2010, and 4,808,360 common membership units originally valued at June 14, 2010 received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Tranche 2 Investments). AMC's investment in 12,906,740 common membership units (Tranche 1 Investment) is carried at zero cost.

(2)
Represents the unamortized portion of the Exhibitor Services Agreement (ESA) modifications payment received from NCM. Such amounts are being amortized to revenues over the remainder of the 30 year term of the ESA ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

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

Differences in Accounting for Tranche 1 and Tranche 2 Investments in NCM

        On February 13, 2007, NCM, Inc., the sole manager of NCM, closed its IPO and used the net proceeds from the IPO to purchase a 44.8% interest in NCM, paying NCM $746,100,000 and paying the Founding Members $78,500,000 for a portion of the NCM units owned by them. NCM then paid $686,300,000 of the funds received from NCM, Inc. to the Founding Members as consideration for their agreement to modify the then-existing ESA. Also in connection with the IPO, NCM used $59,800,000 of the proceeds it received from NCM, Inc. and $709,700,000 of net proceeds from its new senior secured credit facility entered into concurrently with the completion of the IPO to redeem $769,500,000 in NCM preferred units held by the Founding Members. The redemption distribution to the Founding Members described above related to the IPO resulted in large Members' Deficit amounts for the Founding Members.

        The Company received approximately $259,300,000 for the redemption of all of its preferred units in NCM and approximately $26,500,000 from selling common units in NCM to NCM, Inc. In addition, the Company received $231,300,000 as consideration for modifying the ESA.

        Following the IPO, the Company determined it would not recognize undistributed equity in the earnings on the original 17,474,890 NCM membership units (Tranche 1 Investment) until NCM's future net earnings, less distributions received, surpass the amount of the excess distribution which created the Members' deficit in NCM. The Company considers the excess distribution described above as an advance on NCM's future earnings and, accordingly, future earnings of NCM should not be recognized through the application of equity method accounting until such time as its share of NCM's future earnings, net of distributions received, exceeds the excess distribution. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution. The Company's Tranche 1 Investment recorded at $0 corresponds with a NCM Members' Deficit amount in its capital account.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 6—INVESTMENTS (Continued)

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

December 30, 2010

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of December 30, 2010:

		Fair Value Measurements at December 30, 2010 Using
(In thousands)	Total Carrying Value at December 30, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and equivalents:
Money Market Mutual Funds	$255,126	$255,126	$—	$—
Restricted short-term investments	12,715	12,715	—	—
Other long-term assets:
Equity securities, available-for-sale:
RealD Inc. Common Stock	10,618	—	10,618	—
Mutual Fund Large U.S. Equity	2,489	2,489	—	—
Mutual Fund Small/Mid U.S. Equity	271	271	—	—
Mutual Fund International	114	114	—	—
Mutual Fund Broad U.S. Equity	27	27	—	—
Mutual Fund Balance	56	56	—	—
Mutual Fund Fixed Income	312	312	—	—

Total assets at fair value	$281,728	$271,110	$10,618	$—

Liabilities:
Total liabilities at fair value	$—	$—	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The restricted short-term investments are liquid, overnight deposits which are held as collateral for the Company's letters of credits, and are measured at fair value using principal amounts deposited plus any interest paid. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. The Company is restricted from selling its shares of RealD Inc. until January 2011 when the related lock-up period expires. The unrecognized gain of the equity securities recorded in accumulated other comprehensive loss as of December 30, 2010 is $4,533,000.

        Investment in RealD Inc. Common Stock.    Under its RealD Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,782 shares of RealD Inc. common stock at approximately $0.00667 per share. The stock options vest in 3 tranches upon the achievement of screen installation targets. During the first quarter of fiscal 2011, the Company vested in the first tranche and received 407,594 shares of RealD Inc. common stock. The stock is accounted for as an equity security, available for sale, and is recorded in the consolidated balance sheet in other

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

long-term assets with an offsetting entry recorded to other long-term liabilities. The deferred lease incentive recorded in other long-term liabilities of $6,519,000 will be amortized on a straight-line basis over the remaining term of the license agreement, which is approximately 8.6 years, to reduce RealD license expense recorded in the statement of operations under operating expense. Any fair value adjustments of RealD Inc. common stock will be recorded to other long-term assets with an offsetting entry to accumulated other comprehensive loss.

        The Company vested in an additional 407,594 shares of RealD Inc. options, which will be recorded in the fourth quarter of fiscal 2011, after achieving its second tranche of screen installation targets. During January 2011, the Company recorded an increase in other long-term assets of $11,361,000, based on the fair value of RealD Inc. common stock at the date of vesting, with an offsetting entry recorded to other long-term liabilities. The deferred lease incentive of $11,361,000 recorded in other long-term liabilities will be amortized on a straight-line basis over the remaining term of the license agreement, which is approximately 9.7 years, to reduce RealD license expense recorded in the statement of operations under operating expense.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value. At December 30, 2010, the carrying amount of the Company's liabilities for corporate borrowings was approximately $2,335,384,000 and the fair value was approximately $2,426,688,000. At April 1, 2010, the carrying amount of the corporate borrowings was approximately $1,832,854,000 and the fair value was approximately $1,891,002,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

NOTE 8—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Weeks Ended
	December 30, 2010	December 31, 2009
Income tax expense (benefit) at the federal statutory rate	$13,600	$5,500
Effect of:
State income taxes	2,550	2,000
Permanent items	(200)	(500)
Valuation allowance	(13,400)	(7,000)

Income tax expense (benefit)	$2,550	$—

Effective income tax rate	6.6%	0.0%

        The accounting for income taxes requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the tax effect of temporary differences between the financial reporting and

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 8—INCOME TAXES (Continued)

tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

        The effective rate for the period ending December 30, 2010 was substantially less than the expected rate primarily due to the federal tax expense being fully offset by various federal tax credits. The state tax provision was for the states that impose their income based taxes on a gross sales method or that impose a margin tax or that have suspended the use of net operating loss carryforwards into the current tax year.

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

        The Company expects to make pension contributions of approximately $390,000 per quarter for a total of approximately $1,560,000 during fiscal 2011.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended December 30, 2010 and December 31, 2009 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 30, 2010	December 31, 2009	December 30, 2010	December 31, 2009
Components of net periodic benefit cost:
Service cost	$45	$45	$38	$53
Interest cost	1,152	1,101	319	324
Expected return on plan assets	(996)	(748)	—	—
Amortization of gain	(3)	(8)	—	(70)
Amortization of prior service credit	—	—	(216)	(135)

Net periodic benefit cost	$198	$390	$141	$172

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost recognized for the plans during the thirty-nine weeks ended December 30, 2010 and December 31, 2009 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 30, 2010	December 31, 2009	December 30, 2010	December 31, 2009
Components of net periodic benefit cost:
Service cost	$136	$135	$115	$157
Interest cost	3,456	3,303	957	972
Expected return on plan assets	(2,988)	(2,243)	—	—
Amortization of (gain) loss	148	141	—	(208)
Amortization of prior service credit	—	—	(649)	(407)

Net periodic benefit cost	$752	$1,336	$423	$514

        Effective July 29, 2010, the Company was able to determine it will no longer be obligated to contribute to one of its union sponsored pension plans under a new union contract, triggering a complete withdrawal from the plan. The Company recorded a liability and expense related to the complete withdrawal of approximately $2,661,000 in the second quarter of fiscal 2011.

        The Company sponsors a voluntary 401(k) savings plan covering certain employees age 21 or older and who are not covered by a collective bargaining agreement. The company currently matches 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation. Effective January 1, 2011, the Company will match 100% of each eligible employee's elective contributions up to 3% and 50% of contributions up to 5% of the employee's eligible compensation.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 10—CORPORATE BORROWINGS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	December 30, 2010	April 1, 2010
Senior Secured Credit Facility—Term Loan due 2013 (1.75% as of December 30, 2010)	$142,528	$622,375
Senior Secured Credit Facility—Term Loan due 2016 (3.50% as of December 30, 2010)	476,597	—
Senior Secured Credit Facility—Revolver	—	—
8% Senior Subordinated Notes due 2014	299,357	299,227
11% Senior Subordinated Notes due 2016	229,902	325,000
8.75% Senior Fixed Rate Notes due 2019	587,000	586,252
9.75% Senior Subordinated Notes due 2020	600,000	—
Capital and financing lease obligations, 9%–11.5%	66,736	57,286

	2,402,120	1,890,140
Less: current maturities	(240,052)	(10,463)

	$2,162,068	$1,879,677

Notes Due 2020

        On December 15, 2010, the Company completed the offering of $600,000,000 aggregate principal amount of its 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020"). The Notes due 2020 mature on December 1, 2020, pursuant to an indenture dated as of December 15, 2010, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (the "Indenture"). The Indenture provides that the Notes due 2020 are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness. The Company will pay interest on the Notes due 2020 at 9.75% per annum, semi-annually in arrears on June 1 and December 1, commencing on June 1, 2011. The Company may redeem some or all of the Notes due 2020 at any time on or after December 1, 2015, at the redemption prices set forth in the Indenture. The Company may redeem the Notes on or after December 1, 2018 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes due 2020 using net proceeds from certain equity offerings completed prior to December 1, 2013.

Notes Due 2016

        Concurrently with the Notes due 2020 offering, the Company launched a cash tender offer and consent solicitation for any and all of its then outstanding $325,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2016 (the "Notes due 2016") at a purchase price of $1,031 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Notes due 2016 validly

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 10—CORPORATE BORROWINGS (Continued)

tendered and accepted by the Company on or before the early tender date (the "Cash Tender Offer"). The Company used the net proceeds from the issuance of the Notes due 2020 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on $95,098,000 principal amount of Notes due 2016 validly tendered. The Company recorded a loss on extinguishment related to the Cash Tender Offer of $7,631,000 in Other expense during the thirteen and thirty-nine weeks ended December 30, 2010, which included previously capitalized deferred financing fees of $1,681,000, a tender offer and consent fee paid to the holders of $5,801,000 and other expenses of $149,000. The Company intends to redeem the remaining $229,902,000 aggregate principal amount outstanding Notes due 2016 at a price of $1,055 per $1,000 principal amount on or after February 1, 2011 in accordance with the terms of the indenture and have classified the Notes due 2016 as current maturities of corporate borrowings.

Holdings Discount Notes Due 2014

        Concurrently with the Notes due 2020 offering on December 15, 2010, Holdings launched a cash tender offer and consent solicitation for any and all of its outstanding $240,795,000 aggregate principal amount (accreted value) of its 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014") at a purchase price of $797 plus a $30 consent fee for each $1,000 face amount (or $792.09 accreted value) of currently outstanding Discount Notes due 2014 validly tendered and accepted by Holdings. AMCE used cash on hand to make a dividend payment of $185,034,000 on December 15, 2010 to its stockholder, Holdings, which was treated as a reduction of additional paid-in capital. Holdings used the funds received from AMCE to pay the consideration for the Discount Notes due 2014 cash tender offer plus accrued and unpaid interest on $170,684,000 principal amount (accreted value) of the Discount Notes due 2014 validly tendered. Holdings redeemed the remaining $70,111,000 (accreted value) outstanding Discount Notes due 2014 at a price of $823.77 per $1,000 face amount (or $792.09 accreted value) on January 3, 2011, using funds from an additional dividend received from AMCE of $76,141,000.

Senior Secured Credit Facility

        On December 15, 2010, the Company entered into a third amendment to its Senior Secured Credit Agreement dated as of January 26, 2006 to, among other things: (i) extend the maturity of the term loans held by accepting lenders and to increase the interest rate with respect to such term loans, (ii) replace the Company's existing revolving credit facility (with higher interest rates and a longer maturity than the existing revolving credit facility), and (iii) amend certain of the existing covenants therein. The following are key terms of the amendment:

  •
  The term loan maturity was extended to December 15, 2016 (the "Term Loan due 2016") for the aggregate principal amount of $476,597,000 held by lenders who consented to the amendment. The remaining aggregate term loan principal amount of $142,528,000 will mature on January 26, 2013 (the "Term Loan due 2013"). The current applicable margin for borrowings under the Term Loan due 2013 is 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings and the applicable margin for borrowings under the Term Loan due 2016 is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. The Company will repay $374,088 of the Term Loan due 2013 quarterly through

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 10—CORPORATE BORROWINGS (Continued)

    September 30, 2012, with any remaining balance due on January 26, 2013 and repay $1,250,912 of the Term Loan due 2016 quarterly through September 30, 2016, with any remaining balance due on December 15, 2016.

  •
  The new five-year revolving credit facility includes a borrowing capacity of $192,500,000 through December 15, 2015 and is available for letters of credit and for swingline borrowings on same-day notice. The current applicable margin for borrowings under the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings. The Company is required to pay an unused commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. It will also pay customary letter of credit fees.

        The Company recorded a loss on the modification of the Senior Secured Credit Agreement of $3,413,000 in Other expense during the thirteen and thirty-nine weeks ended December 30, 2010, which included third party modification fees of $2,885,000, previously capitalized financing fees related to the revolving credit facility of $367,000, and other expenses of $161,000.

        As of December 30, 2010, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2019, the Notes due 2014, the Notes due 2016, and the Notes due 2020.

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's Notes due 2014, Notes due 2016, Notes due 2019, and Notes due 2020 are full and unconditional and joint and several. There are significant restrictions on the Company's ability to obtain funds from any of its subsidiaries through dividends, loans or advances. The Company and its subsidiary guarantor's investments in its consolidated subsidiaries are presented under the equity method of accounting.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended December 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$424,178	$3,180	$—	$427,358
Concessions	—	158,891	1,147	—	160,038
Other theatre	—	15,086	385	—	15,471

Total revenues	—	598,155	4,712	—	602,867

Operating Costs and Expenses
Film exhibition costs	—	222,231	1,411	—	223,642
Concession costs	—	19,517	243	—	19,760
Operating expense	—	172,978	1,692	—	174,670
Rent	—	117,588	2,498	—	120,086
General and administrative:
Merger, acquisition and transaction costs	—	2,196	—	—	2,196
Management fee	—	1,250	—	—	1,250
Other	—	10,147	45	—	10,192
Depreciation and amortization	—	55,871	66	—	55,937

Operating costs and expenses	—	601,778	5,955	—	607,733

Operating loss	—	(3,623)	(1,243)	—	(4,866)
Other expense (income)
Equity in net (earnings) loss of subsidiaries	36,936	1,454	—	(38,390)	—
Other expense	367	8,467	—	—	8,834
Interest expense
Corporate borrowings	35,071	44,221	—	(44,230)	35,062
Capital and financing lease obligations	—	1,596	—	—	1,596
Equity in (earnings) loss of non-consolidated entities	(177)	(13,525)	211	—	(13,491)
Investment income	(38,084)	(6,351)	—	44,230	(205)

Total other expense	34,113	35,862	211	(38,390)	31,796

Earnings (loss) from continuing operations before income taxes	(34,113)	(39,485)	(1,454)	38,390	(36,662)
Income tax benefit	(1,300)	(1,950)	—	—	(3,250)

Earnings (loss) from continuing operations	(32,813)	(37,535)	(1,454)	38,390	(33,412)
Earnings from discontinued operations, net of income taxes	—	599	—	—	599

Net earnings (loss)	$(32,813)	$(36,936)	$(1,454)	$38,390	$(32,813)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirty-nine weeks ended December 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,325,071	$9,456	$—	$1,334,527
Concessions	—	512,259	3,450	—	515,709
Other theatre	—	46,328	880	—	47,208

Total revenues	—	1,883,658	13,786	—	1,897,444

Operating Costs and Expenses
Film exhibition costs	—	700,413	4,233	—	704,646
Concession costs	—	63,297	764	—	64,061
Operating expense	—	491,017	5,129	—	496,146
Rent	—	350,042	6,079	—	356,121
General and administrative:
Merger, acquisition and transaction costs	—	13,171	—	—	13,171
Management fee	—	3,750	—	—	3,750
Other	—	41,176	74	—	41,250
Depreciation and amortization	—	156,715	180	—	156,895

Operating costs and expenses	—	1,819,581	16,459	—	1,836,040

Operating income (loss)	—	64,077	(2,673)	—	61,404
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(28,576)	3,593	—	24,983	—
Other expense (income)	367	(1,218)	—	—	(851)
Interest expense
Corporate borrowings	100,832	128,263	—	(128,283)	100,812
Capital and financing lease obligations	—	4,604	—	—	4,604
Equity in (earnings) loss of non-consolidated entities	(473)	(17,504)	920	—	(17,057)
Gain on NCM, Inc. stock sale	—	(64,648)	—	—	(64,648)
Investment income	(109,967)	(18,625)	—	128,283	(309)

Total other expense (income)	(37,817)	34,465	920	24,983	22,551

Earnings (loss) from continuing operations before income taxes	37,817	29,612	(3,593)	(24,983)	38,853
Income tax provision	940	1,610	—	—	2,550

Earnings (loss) from continuing operations	36,877	28,002	(3,593)	(24,983)	36,303
Earnings from discontinued operations, net of income taxes	—	574	—	—	574

Net earnings (loss)	$36,877	$28,576	$(3,593)	$(24,983)	$36,877

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended December 31, 2009:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$440,733	$3,687	$—	$444,420
Concessions	—	165,493	1,374	—	166,867
Other theatre	—	15,514	381	—	15,895

Total revenues	—	621,740	5,442	—	627,182

Operating Costs and Expenses
Film exhibition costs	—	237,556	1,719	—	239,275
Concession costs	—	18,077	301	—	18,378
Operating expense	—	153,916	1,681	—	155,597
Rent	—	108,422	2,001	—	110,423
General and administrative:
Merger, acquisition and transaction costs	—	485	—	—	485
Management fee	—	1,250	—	—	1,250
Other	—	14,667	30	—	14,697
Depreciation and amortization	—	47,296	176	—	47,472

Operating costs and expenses	—	581,669	5,908	—	587,577

Operating income (loss)	—	40,071	(466)	—	39,605
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(12,722)	1,395	—	11,327	—
Other income	—	(2,135)	—	—	(2,135)
Interest expense
Corporate borrowings	32,177	40,456	—	(40,454)	32,179
Capital and financing lease obligations	—	1,413	—	—	1,413
Equity in (earnings) loss of non-consolidated entities	(563)	(7,883)	929	—	(7,517)
Investment expense (income)	(35,187)	(5,303)	—	40,454	(36)

Total other expense (income)	(16,295)	27,943	929	11,327	23,904

Earnings (loss) from continuing operations before income taxes	16,295	12,128	(1,395)	(11,327)	15,701
Income tax benefit	—	(50)	—	—	(50)

Earnings (loss) from continuing operations	16,295	12,178	(1,395)	(11,327)	15,751
Earnings from discontinued operations, net of income taxes	—	544	—	—	544

Net earnings (loss)	$16,295	$12,722	$(1,395)	$(11,327)	$16,295

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirty-nine weeks ended December 31, 2009:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,271,335	$9,810	$—	$1,281,145
Concessions	—	484,126	3,782	—	487,908
Other theatre	—	43,541	952	—	44,493

Total revenues	—	1,799,002	14,544	—	1,813,546

Operating Costs and Expenses
Film exhibition costs	—	692,202	4,502	—	696,704
Concession costs	—	52,710	738	—	53,448
Operating expense	—	444,252	4,913	—	449,165
Rent	—	325,272	5,835	—	331,107
General and administrative:
Merger, acquisition and transaction costs	—	706	—	—	706
Management fee	—	3,750	—	—	3,750
Other	—	40,707	61	—	40,768
Depreciation and amortization	—	142,447	502	—	142,949

Operating costs and expenses	—	1,702,046	16,551	—	1,718,597

Operating income (loss)	—	96,956	(2,007)	—	94,949
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(7,096)	6,008	—	1,088	—
Other income	—	(300)	—	—	(300)
Interest expense
Corporate borrowings	93,288	117,892	—	(117,721)	93,459
Capital and financing lease obligations	—	4,239	—	—	4,239
Equity in (earnings) loss of non-consolidated entities	(1,021)	(21,123)	4,017	—	(18,127)
Investment income	(102,102)	(15,770)	(16)	117,721	(167)

Total other expense (income)	(16,931)	90,946	4,001	1,088	79,104

Earnings (loss) from continuing operations before income taxes	16,931	6,010	(6,008)	(1,088)	15,845
Income tax provision	—	—	—	—	—

Earnings (loss) from continuing operations	16,931	6,010	(6,008)	(1,088)	15,845
Earnings from discontinued operations, net of income taxes	—	1,086	—	—	1,086

Net earnings (loss)	$16,931	$7,096	$(6,008)	$(1,088)	$16,931

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of December 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$645,932	$40,235	$—	$686,167
Receivables, net	62	66,747	1,514	—	68,323
Other current assets	—	80,105	2,002	—	82,107

Total current assets	62	792,784	43,751	—	836,597
Investment in equity of subsidiaries	(100,006)	104,951	—	(4,945)	—
Property, net	—	984,997	896	—	985,893
Intangible assets, net	—	154,552	—	—	154,552
Intercompany advances	3,016,240	(3,097,738)	81,498	—	—
Goodwill	—	1,913,906	—	—	1,913,906
Other long-term assets	41,432	268,675	8,362	—	318,469

Total assets	$2,957,728	$1,122,127	$134,507	$(4,945)	$4,209,417

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$192,318	$1,008	$—	$193,326
Accrued expenses and other liabilities	23,146	109,906	785	—	133,837
Deferred revenues and income	—	165,090	463	—	165,553
Current maturities of corporate borrowings and capital and financing lease obligations	236,402	3,650	—	—	240,052

Total current liabilities	259,548	470,964	2,256	—	732,768
Corporate borrowings	2,098,982	—	—	—	2,098,982
Capital and financing lease obligations	—	63,086	—	—	63,086
Deferred revenues—for exhibitor services agreement	—	360,443	—	—	360,443
Other long-term liabilities	—	327,640	27,300	—	354,940

Total liabilities	2,358,530	1,222,133	29,556	—	3,610,219
Stockholder's equity (deficit)	599,198	(100,006)	104,951	(4,945)	599,198

Total liabilities and stockholder's equity	$2,957,728	$1,122,127	$134,507	$(4,945)	$4,209,417

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirty-nine weeks ended December 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$26,211	$88,545	$55	$—	$114,811

Cash flows from investing activities:
Capital expenditures	—	(83,885)	(200)	—	(84,085)
Acquisition of Kerasotes, net of cash acquired	—	(280,606)	—	—	(280,606)
Proceeds from NCM, Inc. stock sale	—	102,224	—	—	102,224
Proceeds from disposition of Cinemex	—	1,845	—	—	1,845
Proceeds from the disposition of long-term assets	—	58,391	—	—	58,391
Other, net	—	3,682	200	—	3,882

Net cash used in investing activities	—	(198,349)	—	—	(198,349)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2016	(95,098)	—	—	—	(95,098)
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	(5,801)	—	—	—	(5,801)
Proceeds from issuance of Senior Subordinated Notes due 2020	600,000	—	—	—	600,000
Deferred financing costs	(13,665)	—	—	—	(13,665)
Principal payments under capital and financing lease obligations	—	(3,133)	—	—	(3,133)
Principle payments under Term Loan B	(3,250)	—	—	—	(3,250)
Change in construction payables	—	(4,037)	—	—	(4,037)
Dividends paid to Marquee Holdings Inc.	(200,218)	—	—	—	(200,218)
Change in intercompany advances	(308,179)	307,724	455	—	—

Net cash provided by (used in) financing activities	(26,211)	300,554	455	—	274,798

Effect of exchange rate changes on cash and equivalents	—	(60)	(376)	—	(436)

Net increase in cash and equivalents	—	190,690	134	—	190,824
Cash and equivalents at beginning of period	—	455,242	40,101	—	495,343

Cash and equivalents at end of period	$—	$645,932	$40,235	$—	$686,167

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 11—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirty-nine weeks ended December 31, 2009:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$33,796	$213,763	$(1,179)	$—	$246,380

Cash flows from investing activities:
Capital expenditures	—	(59,328)	(154)	—	(59,482)
Proceeds from disposition of Cinemex	—	4,342	—	—	4,342
Other, net	—	1,458	(6,000)	—	(4,542)

Net cash used in investing activities	—	(53,528)	(6,154)	—	(59,682)

Cash flows from financing activities:
Repayment under revolving credit facility	(185,000)	—	—	—	(185,000)
Repurchase of Fixed Notes due 2012	(250,000)	—	—	—	(250,000)
Proceeds from issuance of Senior Notes due 2019	585,492	—	—	—	585,492
Deferred financing costs	(16,257)	—	—	—	(16,257)
Principal payments under capital and financing lease obligations	—	(2,567)	—	—	(2,567)
Principal payments on Term Loan B	(4,875)	—	—	—	(4,875)
Change in construction payables	—	722	—	—	722
Dividends paid Marquee Holdings Inc.	(315,351)	—	—	—	(315,351)
Change in intercompany advances	152,195	(155,229)	3,034	—	—

Net cash provided by (used in) financing activities	(33,796)	(157,074)	3,034	—	(187,836)

Effect of exchange rate changes on cash and equivalents	—	—	(2,226)	—	(2,226)

Net increase (decrease) in cash and equivalents	—	3,161	(6,525)	—	(3,364)
Cash and equivalents at beginning of period	—	488,800	45,209	—	534,009

Cash and equivalents at end of period	$—	$491,961	$38,684	$—	$530,645

NOTE 12—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not have a material adverse effect on the financial condition, cash flows or results of operations of the Company.

        United States of America v. AMC Entertainment Inc. and American Multi-Cinema, Inc. (No. 99 01034 FMC (SHx), filed in the U.S. District Court for the Central District of California). On January 29, 1999, the Department of Justice (the "Department") filed suit alleging that the Company's stadium style theatres violated the ADA and related regulations. The Department alleged the Company had failed to provide persons in wheelchairs seating arrangements with lines-of-sight comparable to the

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

general public. The Department alleged various non-line-of-sight violations as well. The Department sought declaratory and injunctive relief regarding existing and future theatres with stadium-style seating, compensatory damages in the approximate amount of $75,000 and a civil penalty of $110,000.

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Company and the Department reached a settlement regarding the extent of betterments and remedies required for line-of-sight violations which the parties believe are consistent with the Ninth Circuit's decision. The trial court approved the settlement on November 29, 2010. The betterments will be made over a 5 year term and the Company estimates the unpaid cost of such betterments to be approximately $5,000,000. The Company has recorded a liability of $75,000 for compensation to claimants and fines related to this matter.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that remaining betterments are required at approximately 45 stadium-style theatres. The Company estimates that the unpaid costs of these betterments will be approximately $16,700,000. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 24, 2008, the District Court denied plaintiff's renewed motion for class certification. On September 27, 2010, the Ninth Circuit Court of Appeals vacated the District Court's order and remanded the proceedings for a new determination consistent with their opinion. The Company filed its Petition for En Banc and/or Panel Rehearing on October 8, 2010. The parties have reached a tentative settlement, subject to court approval, which is not expected to have a material adverse impact to the Company's financial condition.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2010

(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        In addition to the cases noted above, the Company is also currently a party to various ordinary course claims from vendors (including concession suppliers and motion picture distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Except as described above, management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 13—RELATED PARTY TRANSACTIONS

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

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of December 30, 2010, the Company estimates that this amount would be $26,127,000. The Company expects to record any lump sum payment to the Sponsors as a dividend.

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

Significant Events

        On December 15, 2010, we completed the offering of $600,000,000 aggregate principal amount of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020"). Concurrently with the initial notes offering, we launched a cash tender offer and consent solicitation for any and all of our then outstanding $325,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2016 ("Notes due 2016") at a purchase price of $1,031 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Notes due 2016 validly tendered and accepted by us on or before the early tender date (the "Cash Tender Offer"). We used the net proceeds from the issuance of the Notes due 2020 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on $95,098,000 principal amount of Notes due 2016 validly tendered. We recorded a loss on extinguishment related to the Cash Tender Offer of $7,631,000 in Other expense during the thirteen and thirty-nine weeks ended December 30, 2010, which included previously capitalized deferred financing fees of $1,681,000, a tender offer and consent fee paid to the holders of $5,801,000 and other expenses of $149,000. We intend to redeem the remaining $229,902,000 aggregate principal amount outstanding Notes due 2016 at a price of $1,055 per $1,000 principal amount on or after February 1, 2011 in accordance with the terms of the indenture and have classified the Notes due 2016 as current maturities of corporate borrowings.

        Concurrently with the Notes due 2020 offering on December 15, 2010, Holdings launched a cash tender offer and consent solicitation for any and all of its outstanding $240,795,000 aggregate principal amount (accreted value) of its 12% Senior Discount Notes due 2014 ("Discount Notes due 2014") at a purchase price of $797 plus a $30 consent fee for each $1,000 face amount (or $792.09 accreted value) of currently outstanding Discount Notes due 2014 validly tendered and accepted by Holdings. We used cash on hand to make a dividend payment of $185,034,000 on December 15, 2010 to our stockholder, Holdings, which was treated as a reduction of additional paid-in capital. Holdings used the funds received from us to pay the consideration for the Discount Notes due 2014 cash tender offer plus accrued and unpaid interest on $170,684,000 principal amount (accreted value) of the Discount Notes due 2014 validly tendered. Holdings redeemed the remaining $70,111,000 (accreted value) outstanding Discount Notes due 2014 at a price of $823.77 per $1,000 face amount (or $792.09 accreted value) on January 3, 2011 using funds from an additional dividend received from us of $76,141,000.

        On December 15, 2010, we entered into a third amendment to our Senior Secured Credit Agreement dated as of January 26, 2006 to, among other things: (i) extend the maturity of the term loans held by accepting lenders of $476,597,000 aggregate principal amount of term loans from January 26, 2013 to December 15, 2016 and to increase the interest rate with respect to such term loans, (ii) replace our existing revolving credit facility with a new five-year revolving credit facility (with higher interest rates and a longer maturity than the existing revolving credit facility), and (iii) amend certain of our existing covenants therein. We recorded a loss on the modification of our Senior Secured Credit Agreement of $3,413,000 in Other expense during the thirteen and thirty-nine weeks ended December 30, 2010, which included third party modification fees of $2,885,000, previously capitalized deferred financing fees related to the revolving credit facility of $367,000, and other expenses of $161,000.

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

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. The purchase price for the Kerasotes theatres, paid in cash at closing, was $276,798,000, net of cash acquired. In addition, we paid working capital and other purchase price adjustments of $3,808,000 during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts as described in the Unit Purchase Agreement. The acquisition of Kerasotes significantly increased our size. Accordingly, results of operations for the thirty-nine weeks ended December 30, 2010, which include thirty-one weeks of operations of the theatres we acquired, are not comparable to our results for the thirty-nine weeks ended December 31, 2009. For additional information about the Kerasotes acquisition, see Note 2—Acquisition to our Consolidated Financial Statements under Part I Item 1. of this Report on Form 10-Q.

Overview

        We are one of the world's leading theatrical exhibition companies. As of December 30, 2010, we owned, operated or had interests in 361 theatres and 5,203 screens, with 99%, or 5,148, of our screens in the U.S. and Canada and 1%, or 55, of our screens in China (Hong Kong), France and the United Kingdom.

        During the thirty-nine weeks ended December 30, 2010, we acquired 92 theatres with 928 screens from Kerasotes in the U.S. In connection with the acquisition of Kerasotes, we divested of 11 theatres with 142 screens as required by the Antitrust Division of the United States Department of Justice and acquired two theatres with 26 screens that were received in exchange for three of the divested theatres above with 43 screens. We also permanently closed 21 theatres with 142 screens in the U.S. and temporarily closed and reopened 41 screens at four theatres in the U.S. as part of a remodeling project to allow for dine-in theatres at these locations. We opened one new managed theatre with 14 screens in the U.S. and acquired one theatre with 6 screens in the U.S. in the ordinary course of business.

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

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of megaplex theatres, typically defined as a theatre having 14 or more screens and offering amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D screens by 446 to 810 screens and our IMAX screens by 29 to 107 screens since December 31, 2009; and as of December 30, 2010, approximately 15.6% of our screens were 3D screens and approximately 2.1% of our screens were IMAX screens.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
(In thousands)	December 30, 2010	December 31, 2009	% Change	December 30, 2010	December 31, 2009	% Change
Revenues
Theatrical exhibition
Admissions	$427,358	$444,420	-3.8%	$1,334,527	$1,281,145	4.2%
Concessions	160,038	166,867	-4.1%	515,709	487,908	5.7%
Other theatre	15,471	15,895	-2.7%	47,208	44,493	6.1%

Total revenues	$602,867	$627,182	-3.9%	$1,897,444	$1,813,546	4.6%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$223,642	$239,275	-6.5%	$704,646	$696,704	1.1%
Concession costs	19,760	18,378	7.5%	64,061	53,448	19.9%
Operating expense	174,670	155,597	12.3%	496,146	449,165	10.5%
Rent	120,086	110,423	8.8%	356,121	331,107	7.6%

	538,158	523,673	2.8%	1,620,974	1,530,424	5.9%

General and administrative expense:
Merger, acquisition and transaction costs	2,196	485	* %	13,171	706	* %
Management Fee	1,250	1,250	—%	3,750	3,750	—%
Other	10,192	14,697	-30.7%	41,250	40,768	1.2%
Depreciation and amortization	55,937	47,472	17.8%	156,895	142,949	9.8%

Operating costs and expenses	$607,733	$587,577	3.4%	$1,836,040	$1,718,597	6.8%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 30, 2010	December 31, 2009	December 30, 2010	December 31, 2009
Operating Data—Continuing Operations (at period end):
New theatre screens	41	—	55	6
Screens acquired	—	—	960	—
Screen dispositions	142	46	325	90
Average screens—continuing operations(1)	5,169	4,462	5,080	4,501
Number of screens operated			5,203	4,528
Number of theatres operated			361	299
Screens per theatre			14.4	15.1
Attendance (in thousands)—continuing operations(1)	47,416	51,662	152,895	152,147

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 30, 2010	December 31, 2009	December 30, 2010	December 31, 2009
Earnings (loss) from continuing operations	$(33,412)	$15,751	$36,303	$15,845
Plus:
Income tax provision (benefit)	(3,250)	(50)	2,550	—
Interest expense	36,658	33,592	105,416	97,698
Depreciation and amortization	55,937	47,472	156,895	142,949
Certain operating expenses(1)	8,001	2,198	94	3,986
Equity in earnings of non-consolidated entities	(13,491)	(7,517)	(17,057)	(18,127)
Gain on NCM, Inc. stock sale	—	—	(64,648)	—
Investment income	(205)	(36)	(309)	(167)
Other expense(2)	11,044	—	11,044	11,276
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	2,196	485	13,171	706
Management fee	1,250	1,250	3,750	3,750
Stock-based compensation expense	156	410	1,020	1,248

Adjusted EBITDA(3)	$64,884	$93,555	$248,229	$259,164

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Other expense for fiscal 2011 is comprised of the loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $7,631,000 and expense related to the modification of the Senior Secured Credit Facility of $3,413,000. Other expense for fiscal 2010 is comprised of the loss on extinguishment of indebtedness related to the redemption of our 8 5/8% Senior Notes due 2012.

(3)
The acquisition of Kerasotes contributed approximately $9,000,000 and $26,600,000 in Adjusted EBITDA during the thirteen and thirty-nine weeks ended December 30, 2010, respectively.

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

Thirteen Weeks Ended December 30, 2010 and December 31, 2009

        Revenues.    Total revenues decreased 3.9%, or $24,315,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009. Total revenues included approximately $65,000,000 of additional revenues resulting from the acquisition of Kerasotes. Admissions revenues decreased 3.8%, or $17,062,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009, due to an 8.2% decrease in attendance, partially offset by a 4.8% increase in average ticket prices. The total admission revenues included the additional attendance and admissions revenues of approximately $43,200,000 resulting from the acquisition of Kerasotes. The increase in average ticket price was primarily due to an increase in attendance from 3D film product for which we are able to charge more per ticket than for a standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before the third quarter of fiscal 2010) decreased 12.2%, or $52,957,000, during the thirteen weeks ended December 30, 2010 from the comparable period last year, due to decreases in attendance, partially offset by increases in average ticket prices. Attendance decreased primarily due to a year-over-year change in the popularity of film product, which was more favorable in the prior year period. Concessions revenues decreased 4.1%, or $6,829,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009, due to the decrease in attendance, partially offset by a 4.6% increase in average concessions per patron. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the thirteen weeks ended December 31, 2009 and thirteen weeks ended December 30, 2010, and a shift in product mix to higher priced items. Concession revenues included approximately $20,700,000 of additional concession revenues resulting from the acquisition of Kerasotes. Other theatre revenues decreased 2.7%, or $424,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009, primarily due to decreases in miscellaneous revenues and ticket fee revenues. Other theatre revenues included approximately $1,100,000 of additional revenues resulting from the acquisition of Kerasotes.

        Operating Costs and Expenses.    Operating costs and expenses increased 3.4%, or $20,156,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009. The effect of the acquisition of Kerasotes was an increase in operating costs and expenses of approximately $68,900,000. Film exhibition costs decreased 6.5%, or $15,633,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009 due to the decrease in admissions revenues and decrease in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.3% in the current period and 53.8% in the prior year period. Concession costs increased 7.5%, or $1,382,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009 due to an increase in concession costs as a percentage of concession revenues, partially offset by the decrease in concession revenues. As a percentage of concessions revenues, concession costs were 12.3% in the current period compared with 11.0% in the prior period, primarily due to the concession price and size increases, a shift in product mix from higher to lower margin items, and concession offers targeting attendance growth. As a percentage of revenues, operating expense was 29.0% in the current period as compared to 24.8% in the prior period. Rent expense increased 8.8%, or $9,663,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009, primarily due to increased rent as a result of the acquisition of Kerasotes of approximately $12,700,000.

        We continually monitor the performance of our theatres, and factors such as changing consumer preferences for filmed entertainment and our inability to sublease or utilize vacant space could negatively impact operating results and result in future screen closures, abandonments, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs increased $1,711,000 during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009. Current year costs primarily consist of costs related to the acquisition of Kerasotes.

        Management Fees.    Management fees were unchanged during the thirteen weeks ended December 30, 2010. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 30.7%, or $4,505,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009 due primarily to decreases in annual incentive compensation expense related to declines in operating performance, partially offset by increases in salaries expense.

        Depreciation and Amortization.    Depreciation and amortization increased 17.8%, or $8,465,000, compared to the prior period. Increases in depreciation and amortization expense during the thirteen weeks ended December 30, 2010 are the result of increased net book value of theatre assets primarily due to the acquisition of Kerasotes, which contributed $10,300,000 of depreciation expense, partially offset by decreases in the declining net book value of legacy theatre assets.

        Other Expense (Income).    Other expense (income) includes $(2,201,000) and $(2,079,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended December 30, 2010 and December 31, 2009, respectively. Other expense (income) includes a loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $7,631,000 and expenses related to the modification of our Senior Secured Credit Facility Term Loan due 2013 of $3,046,000 and Senior Secured Credit Facility Revolver of $367,000.

        Interest Expense.    Interest expense increased 9.1%, or $3,066,000, during the thirteen weeks ended December 30, 2010 compared to the thirteen weeks ended December 31, 2009, primarily due to an increase in interest expense related to the issuance of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") on December 15, 2010.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $13,491,000 in the current period compared to $7,517,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $10,711,000 and $7,440,000 for the thirteen weeks ended December 30, 2010 and December 31, 2009, respectively. Equity in earnings (losses) related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $3,225,000 and $(368,000) for the thirteen weeks ended December 30, 2010 and December 31, 2009, respectively.

        Investment Income.    Investment income was $205,000 for the thirteen weeks ended December 30, 2010 compared to $36,000 for the thirteen weeks ended December 31, 2009.

        Income Tax Benefit.    The income tax benefit from continuing operations was $3,250,000 for the thirteen weeks ended December 30, 2010 and $50,000 for the thirteen weeks ended December 31, 2009. See Note 8—Income Taxes for further information.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Earnings (Loss).    Net earnings (loss) were $(32,813,000) and $16,295,000 for the thirteen weeks ended December 30, 2010 and December 31, 2009, respectively. Net loss during the thirteen weeks ended December 30, 2010 was negatively impacted by the decrease in attendance and loss on extinguishment and modification of indebtedness of $11,044,000. Net earnings were favorably impacted by the increase in attendance during the thirteen weeks ended December 31, 2009.

Thirty-nine Weeks Ended December 30, 2010 and December 31, 2009

        Revenues.    Total revenues increased 4.6%, or $83,898,000, during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009. This increase included approximately $168,300,000 of additional revenues resulting from the acquisition of Kerasotes. Admissions revenues increased 4.2%, or $53,382,000, during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009, due to a 3.7% increase in average ticket prices and a 0.5% increase in attendance. The increase in attendance and increase in admissions revenues includes the increased attendance and admissions revenues of approximately $111,000,000 from Kerasotes. The increase in average ticket price was primarily due to an increase in attendance from 3D film product for which we are able to charge more per ticket than for a standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2010) decreased 3.1%, or $38,685,000, during the thirty-nine weeks ended December 30, 2010 from the comparable period last year. Attendance was negatively impacted by less favorable film product during the thirty-nine weeks ended December 30, 2010 as compared to the thirty-nine weeks ended

December 31, 2009. Concessions revenues increased 5.7%, or $27,801,000, during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009, due to a 5.0% increase in average concessions per patron and the increase in attendance, which was primarily due to the acquisition of Kerasotes. The increase in concession revenues includes approximately $54,600,000 from Kerasotes. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the third quarter of fiscal 2010 and the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items. Other theatre revenues increased 6.1%, or $2,715,000, during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009, primarily due to increases in advertising revenues, package ticket sales, and theatre rentals. The increase in other theatre revenues includes $2,700,000 from Kerasotes.

        Operating Costs and Expenses.    Operating costs and expenses increased 6.8%, or $117,443,000, during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009. The effect of the acquisition of Kerasotes was an increase in operating costs and expenses of approximately $174,900,000. Film exhibition costs increased 1.1%, or $7,942,000, during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009 due to the increase in admissions revenues, partially offset by the decrease in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.8% in the current period and 54.4% in the prior year period. Concession costs increased 19.9%, or $10,613,000, during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009 due to an increase in concession costs as a percentage of concession revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 12.4% in the current period compared with 11.0% in the prior period, primarily due to the concession price and size increases, a shift in product mix from higher to lower margin items, and concession offers targeting attendance growth. As a percentage of revenues, operating expense was 26.1% in the current period as compared to 24.8% in the prior period. Gains were recorded on disposition of assets during the thirty-nine weeks ended December 30, 2010 which reduced operating expenses by approximately $10,293,000, primarily due to the sale of a divested legacy AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense increased 7.6%, or $25,014,000, during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009, primarily due to increased rent as a result of the acquisition of Kerasotes of approximately $30,400,000.

        We continually monitor the performance of our theatres, and factors such as changing consumer preferences for filmed entertainment and our inability to sublease or utilize vacant space could negatively impact operating results and result in future screen closures, abandonments, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs increased $12,465,000 during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009. Current year costs primarily consist of costs related to the acquisition of Kerasotes.

        Management Fees.    Management fees were unchanged during the thirty-nine weeks ended December 30, 2010. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 1.2%, or $482,000, during the thirty-nine weeks ended December 30, 2010 compared to the thirty-nine weeks ended December 31, 2009 primarily due to increases in salaries expense and estimated expense related to our complete withdrawal from a union-sponsored pension plan of $2,661,000, partially offset by decreases in incentive compensation expense related to declines in operating performance. During the thirty-nine weeks ended December 31, 2009, we recorded $1,400,000 of expense related to a complete withdrawal from a union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization increased 9.8%, or $13,946,000, compared to the prior period. Increases in depreciation and amortization expense during the thirty-nine weeks ended December 30, 2010 are the result of increased net book value of theatre assets primarily due to the acquisition of Kerasotes, which contributed $20,500,000 of depreciation expense, partially offset by decreases in the declining net book value of legacy theatre assets.

        Other Expense (Income).    Other expense (income) includes $(11,754,000) and $(11,501,000) of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively. Other expense (income) includes a loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $7,631,000 and expense related to the modification of our Senior Secured Credit Facility Term Loan due 2013 of $3,046,000, and Senior Secured Credit Facility Revolver of $367,000. Other expense (income) includes a loss of $11,276,000 related to the redemption of our 8 5/8% Senior Notes due 2012 during the thirty-nine weeks ended December 31, 2009.

        Interest Expense.    Interest expense increased 7.9%, or $7,718,000, primarily due to an increase in interest expense related to the issuance of our 8.75% Senior Notes due 2019 (the "Notes due 2019") on June 9, 2009 and our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") on December 15, 2010.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities was $17,057,000 in the current period compared to $18,127,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $23,145,000 and $20,706,000 for the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively. Equity in losses related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $5,356,000 and $2,237,000 for the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively.

        Gain on NCM, Inc. Stock Sale.    The gain on NCM, Inc. shares of common stock sold during the thirty-nine weeks ended December 30, 2010 was $64,648,000. See Note 6—Investments for further information.

        Investment Income.    Investment income was $309,000 for the thirty-nine weeks ended December 30, 2010 compared to $167,000 for the thirty-nine weeks ended December 31, 2009.

        Income Tax Provision.    The income tax provision from continuing operations was $2,550,000 for the thirty-nine weeks ended December 30, 2010 and $0 for the thirty-nine weeks ended December 31, 2009. See Note 8—Income Taxes for further information.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Earnings.    Net earnings were $36,877,000 and $16,931,000 for the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively. Net earnings during the thirty-nine weeks ended December 30, 2010 were positively impacted by a gain on sale of NCM, Inc. shares of $64,648,000 and a gain on disposition of assets of approximately $10,293,000, and negatively impacted by merger and acquisition costs of approximately $13,171,000 primarily due to the acquisition of

Kerasotes, loss on extinguishment and modification of indebtedness of $11,044,000 and increased interest expense of $7,718,000. Net earnings during the thirty-nine weeks ended December 31, 2009 were negatively impacted by an expense of $11,276,000 related to the redemption of our 8 5/8% Senior Notes due 2012.

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

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), Notes due 2016, 8.75% Senior Notes due 2019 (the "Notes due 2019"), and Notes due 2020.

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $114,811,000 and $246,380,000 during the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively. The decrease in cash flows provided by operating activities for the thirty-nine weeks ended December 30, 2010 was primarily due to an increase in payments on accounts payables and accrued expenses and other liabilities, including payments of amounts acquired in the Kerasotes acquisition as well as payments made for merger, acquisition and transaction costs in connection with the Kerasotes acquisition. Cash flows during the thirty-nine weeks ended December 30, 2010 include third party modification fees of $2,885,000 related to the modification of our Senior Secured Credit Agreement, which reduced our cash flows from operating activities. Cash flows during the thirty-nine weeks ended December 31, 2009 include consent fee payments of $7,399,000 related to the redemption of our 8 5/8% Senior Notes due 2012, which reduced our cash flows from operating activities. We had working capital surplus as of December 30, 2010 and April 1, 2010 of $103,829,000 and $143,172,000, respectively. Working capital includes $165,553,000 and $125,842,000 of deferred revenues as of December 30, 2010 and April 1, 2010, respectively. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $192,500,000 on our Credit Facility to meet these obligations as of December 30, 2010.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $198,349,000 and $59,682,000, during the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively. Cash outflows from investing activities include capital expenditures of $84,085,000 and $59,482,000 during the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic initiatives and remodels. We expect that our gross capital expenditures cash outflows will be approximately $140,000,000 to $150,000,000 for fiscal 2011.

        During the thirty-nine weeks ended December 30, 2010, we paid $280,606,000 for the purchase of Kerasotes theatres at closing, net of cash acquired. The purchase included working capital and other purchase price adjustments as described in the Unit Purchase Agreement.

        During the thirty-nine weeks ended December 30, 2010, we received net proceeds of $102,224,000 from the sale of 6,655,193 shares of common stock of NCM, Inc. for $16.00 per share and reduced our related investment in NCM by $37,576,000, the average carrying amount of the shares sold.

        We received $57,400,000 in cash proceeds from the sale of certain theatres required to be divested in connection with the Kerasotes acquisition during the thirty-nine weeks ended December 30, 2010 and received $991,000 for the sale of real estate acquired from Kerasotes.

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

Cash Flows provided by (used in) Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $274,798,000 and $(187,836,000) during the thirty-nine weeks ended December 30, 2010 and December 31, 2009, respectively.

        During the thirty-nine weeks ended December 30, 2010 and December 31, 2009, we made dividend payments of $200,218,000 and $315,351,000 to our stockholder, Holdings, and Holdings made dividend payments to its stockholder, Parent, totaling $669,000 and $300,723,000, respectively, which was treated as a reduction of additional paid-in capital.

        Proceeds from the issuance of the 9.75% Senior Subordinated Notes due 2020 were $600,000,000 and deferred financing costs paid related to the issuance of the 9.75% Senior Notes due 2020 were $11,964,000 during the thirty-nine weeks ended December 30, 2010. In addition, deferred financing costs paid related to the Senior Secured Credit Facility were $1,701,000. During the thirty-nine weeks ended December 31, 2009, proceeds from the issuance of the 8.75% Senior Notes due 2019 were $585,492,000 and deferred financing costs paid related to the issuance of the 8.75% Senior Notes due 2019 were $16,257,000.

        During the thirty-nine weeks ended December 30, 2010, we made principal payments of $95,098,000 to repurchase a portion of our 11% Senior Subordinated Notes due 2016. In addition, we made payments for tender offer and consent consideration of $5,801,000 for our Notes due 2016. We intend to redeem the remaining $229,902,000 aggregate principal amount outstanding Notes due 2016 at a price of $1,055 per $1,000 principal amount on or after February 1, 2011 in accordance with the terms of the indenture. During the thirty-nine weeks ended December 31, 2009, we made principal payments of $250,000,000 in connection with the redemption of our 8 5/8% Senior Notes due 2012 and repaid $185,000,000 of borrowings under our revolving credit facility.

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

        The indentures relating to our notes (Notes due 2014, Notes due 2016, Notes due 2019, and Notes due 2020) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction, including borrowings under the revolving portion of our Senior Secured Credit Facility. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures we could borrow approximately $861,100,000 (assuming an interest rate of 8.75% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility.

        As of December 30, 2010, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2019, the Notes due 2014, the Notes due 2016, and the Notes due 2020.

Investment in NCM LLC

        We hold an investment in 16.98% of NCM LLC accounted for following the equity method as of December 30, 2010. The fair market value of these shares is approximately $375,504,000 as of December 30, 2010. Because we have little tax basis in these units, the sale of all these units at December 30, 2010 would require us to report taxable income of approximately $508,800,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Acquisitions and Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2011	$10,096	$331,500	$142,604	$436,448	$19,234	$4,754	$944,636
2012	8,894	6,500	154,064	438,158	14,061	976	622,653
2013	7,926	145,287	153,454	425,731	1,000	—	733,398
2014	7,612	305,004	149,227	399,275	1,000	—	862,118
2015	7,683	5,004	127,051	395,984	1,000	—	536,722
Thereafter	76,304	1,654,080	581,638	2,500,207	—	—	4,812,229

Total	$118,515	$2,447,375	$1,308,038	$4,595,803	$36,295	$5,730	$8,511,756

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts on issuance. Fiscal 2011 principal payments include the expected repayment of $325,000,000 on the Notes due 2016, of which $95,098,000 has been paid through December 30, 2010.

(2)
Interest expense on the term loan portion of our senior secured credit facility was estimated at 1.76% for the Term Loan due 2013 and 3.51% for the Term Loan due 2016 based upon the interest rates in effect as of December 30, 2010.

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

        Market risk on variable-rate financial instruments.    We maintain a Senior Secured Credit Facility, comprised of a $192,500,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of December 30, 2010 and had $619,125,000 outstanding under the term loan facility on December 30, 2010. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $4,707,000 during the thirty-nine weeks ended December 30, 2010.

        Market risk on fixed-rate financial instruments.    Included in current maturities and long-term corporate borrowings are principal amounts of $229,902,000 of our Notes due 2016, $300,000,000 of our Notes due 2014, $600,000,000 of our Notes due 2019, and $600,000,000 of our Notes due 2020. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2016, Notes due 2014, Notes due 2019, and Notes due 2020 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2016, Notes due 2014, Notes due 2019, and Notes due 2020.

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. A 10% increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $608,000 for the thirty-nine weeks ended December 30, 2010 and decrease accumulated other comprehensive loss by approximately $8,196,000 as of December 30, 2010. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $202,000 for the thirty-nine weeks ended December 30, 2010 and increase accumulated other comprehensive loss by approximately $10,017,000 as of December 30, 2010.

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
3.2	Amended and Restated By-laws of AMC Entertainment Inc. (incorporated by reference from Exhibit 3.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2004).
Certificates of Incorporation or corresponding instruments, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.3	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.4	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.5	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.3.6	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.7	AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.3.8 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
3.3.8	AMC ITD, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).

EXHIBIT NUMBER	DESCRIPTION
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006):
Loews Citywalk Theatre Corporation
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.6	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.7	By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.8	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.9	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.10	By-laws of AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
3.11	By-laws of AMC ITD, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
4.1
Indenture, dated as of December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
4.2
Registration Rights Agreement, dated December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among Goldman, Sachs & Co., J.P. Morgan Securities LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc. and Foros Securities LLC, as representatives of the initial purchasers of the 2020 Senior Subordinated Notes and J.P. Morgan Securities LLC, as market maker (incorporated by reference from Exhibit 4.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
4.3
Fifth Supplemental Indenture, dated November 30, 2010, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014, pursuant to which AMC ITD, Inc. guaranteed the 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).

EXHIBIT NUMBER	DESCRIPTION
4.4	Second Supplemental Indenture, dated November 30, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, pursuant to which AMC ITD, Inc. guaranteed the 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
4.5
Third Supplemental Indenture, dated November 30, 2010, respecting AMC Entertainment Inc.'s 11% Senior Subordinated Notes due 2016, pursuant to which AMC ITD, Inc. guaranteed the 11% Senior Subordinated Notes due 2016 (incorporated by reference from Exhibit 4.5 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
4.6
Amendment No. 3 to Credit Agreement, dated December 15, 2010 among AMC Entertainment Inc., Citibank, N.A. as issuer and Citicorp North America, Inc., as swing lender and as administrative agent (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
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

AMC ENTERTAINMENT INC.
Date: February 4, 2011	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: February 4, 2011	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer