Form 10-K
period 2011-03-31
AMC ENTERTAINMENT INC
filed 2011-06-03
CIK 722077

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

          No voting stock of AMC Entertainment Inc. is held by non-affiliates of AMC Entertainment Inc.

Title of each class of common stock	Number of shares Outstanding as of June 1, 2011
Common Stock, 1¢ par value	1

DOCUMENTS INCORPORATED BY REFERENCE
None

AMC ENTERTAINMENT INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

        AMCE is a wholly owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent"), an investment vehicle owned by J.P. Morgan Partners, LLC ("JPMP"), Apollo Management, L.P. and certain related investment funds ("Apollo"), affiliates of Bain Capital Partners ("Bain"), The Carlyle Group ("Carlyle") and Spectrum Equity Investors ("Spectrum") (collectively the "Sponsors").

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

(b)   Financial Information about Segments

        In fiscal 2011, 2010 and 2009, we identified one reportable segment for our theatrical exhibition operations. Previously, we had three operating segments which consisted of United States and Canada Theatrical Exhibition, International Theatrical Exhibition, and Other. The reduction in the number of operating segments was a result of the disposition of Cinemex in December 2008. Cinemex was previously reported in the International Theatrical Exhibition operating segment and accounted for a substantial majority of that segment. In addition, in fiscal 2009, we consolidated the Other operating segment with the United States and Canada Theatrical Exhibition operating segment due to a previous contribution of advertising net assets to National CineMedia, LLC ("NCM"). In fiscal 2009, the United States and Canada Theatrical Exhibition operating segment was renamed the Theatrical Exhibition operating segment.

        For information about our operating segment, see Note 16—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K.

(c)   Narrative Description of Business

        We are one of the world's leading theatrical exhibition companies. As of March 31, 2011, we owned, operated or held interests in 360 movie theatres with a total of 5,128 screens, approximately 99% of which were located in the United States and Canada. Our theatres are primarily located in major metropolitan markets, which we believe offer strategic, operational and financial advantages. We also have a modern, highly productive theatre circuit that leads the theatrical exhibition industry in key asset quality and performance metrics, such as revenues per head and per theatre productivity measures. Our industry leading performance is largely driven by the quality of our theatre sites, our operating practices, which focus on delivering the best customer experience through consumer focused innovation, and, most recently, our implementation of premium sight and sound formats, which we believe will be key components of the future movie-going experience. As of March 31, 2011, we are the largest IMAX exhibitor in the world with a 45% market share in the United States and nearly twice the screen count of the second largest U.S. IMAX exhibitor, and each of our local IMAX installations is protected by geographic exclusivity.

        Approximately 200 million consumers have attended our theatres each year for the past five years. We offer these consumers a fully immersive out-of-home entertainment experience by featuring a wide array of entertainment alternatives, including popular movies, throughout the day and at different price points. This broad range of entertainment alternatives appeals to a wide variety of consumers across different age, gender, and socioeconomic demographics. For example, in addition to traditional film programming, we offer more diversified programming that includes independent and foreign films, performing arts, music and sports. We also offer food and beverage alternatives beyond traditional concession items, including made-to-order meals, customized coffee, healthy snacks and dine-in theatre options, all designed to create further service and selection for our consumers. We believe there is potential for us to further increase our annual attendance as we gain market share from other in-home and out-of-home entertainment options.

        Our large annual attendance has made us an important partner to content providers who want access and distribution to consumers. We currently generate 16% more estimated unique visitors per year (33.3 million) than HBO's subscribers (28.6 million) and 67% more than Netflix's subscribers (20.0 million) according to the October 14, 2010 Hollywood Reporter, the December 31, 2010 Netflix Form 10-K and the Theatrical Market Statistics 2010 report from the Motion Picture Association of America. Further underscoring our importance to content providers, we represent approximately 17% to 20%, on average, of each of the 6 largest grossing studios' U.S. box office revenues. Average annual film rental payments to each of these studios ranged from approximately $100 million to $160 million.

        For the fiscal year ended March 31, 2011, the fiscal year ended April 1, 2010 and the fiscal year ended April 2, 2009, we generated revenues of approximately $2.4 billion, $2.4 billion and $2.3 billion, respectively, Adjusted EBITDA (as defined on page 43) of $277.5 million, $328.3 million and $294.9 million, respectively, and earnings (loss) from continuing operations of $(123.4) million, $77.3 million and $(90.9) million, respectively.

        The following table provides detail with respect to digital delivery, 3D enabled projection, large screen formats, such as IMAX and our proprietary ETX, and deployment of our enhanced food and beverage offerings as deployed throughout our circuit on March 31, 2011.

Format	Theatres	Screens	Planned Deployed Screens FYE 2012
Digital	314	2,301	3,891
3D enabled	314	1,603	2,250
IMAX (3D enabled)	107	107	129
ETX (3D enabled)	14	14	17
Dine-in theatres	7	61	110 - 130

        The following table provides detail with respect to the geographic location of our Theatrical Exhibition circuit as of March 31, 2011:

Theatrical Exhibition	Theatres(1)	Screens(1)
California	44	649
Illinois	45	504
Texas	21	413
Florida	20	366
New Jersey	23	304
New York	24	266
Indiana	22	262
Michigan	10	184
Colorado	13	173
Georgia	11	167
Arizona	9	160
Missouri	12	140
Washington	11	137
Massachusetts	10	129
Maryland	12	127
Pennsylvania	10	126
Virginia	7	113
Minnesota	7	111
Ohio	6	94
Louisiana	5	68
Wisconsin	4	63
North Carolina	3	60
Oklahoma	3	60
Kansas	2	48
Connecticut	2	36
Iowa	2	31
Nebraska	1	24
District of Columbia	3	22
Kentucky	1	20
Arkansas	1	16
South Carolina	1	14
Nevada	1	10
Utah	1	9
Canada	8	167
China (Hong Kong)(2)	2	13
France	1	14
United Kingdom	2	28

Total Theatrical Exhibition	360	5,128

(1)
Included in the above table are 8 theatres and 96 screens that we manage or in which we have a partial interest. We manage 3 theatres where we receive a fee from the owner and where we do not own any economic interest in the theatre. We manage and own 50% economic interests in 3 theatres accounted for following the equity method and own a 50% economic interest in 1 IMAX screen accounted for following the equity method.

(2)
In Hong Kong, we maintain a partial interest represented by a license agreement for use of our trademark.

        We were founded in 1920 and since then have pioneered many of the theatrical exhibition industry's most important innovations, including the multiplex theatre format in the early 1960s and the North American megaplex theatre format in the mid-1990s. In addition, we have acquired some of the most respected companies in the theatrical exhibition industry, including Loews, General Cinema and, more recently, Kerasotes. Our historic growth has been driven by a combination of organic growth and acquisition strategies, in addition to strategic alliances and partnerships that highlight our ability to capture innovation and value beyond the traditional exhibition space. For example:

  •
  In March 2011, we announced the launch of an innovative distribution company called Open Road Films along with another major theatrical exhibition chain. Open Road Films will be a dynamic acquisition-based domestic theatrical distribution company that will concentrate on wide-release movies;

  •
  In March 2005, we formed a joint venture with one of the major theatrical exhibition chains which combined our respective cinema screen advertising businesses into a company called NCM and in July 2005, another of the major theatrical exhibition chains joined NCM as one of the founding members. As of March 31, 2011, we owned 17,323,782 common units in NCM, or a 15.66% ownership interest in NCM. All of our NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of NCM, Inc. on a share-for-share basis. The estimated fair market value of our units in NCM was approximately $323.4 million based on the closing price per share of NCM, Inc. on March 31, 2011 of $18.67 per share;

  •
  We hold a 29% interest in DCIP, a joint venture charged with implementing digital cinema in the Company's theatres; and

  •
  We hold a 26.22% interest in Movietickets.com, a joint venture that provides moviegoers with a way to buy movie tickets online, access local showtime information, view trailers and read reviews.

        Consistent with our history and culture of innovation, we believe we have pioneered a new way of thinking about theatrical exhibition: as a consumer entertainment provider. This vision, which introduces a strategic and marketing overlay to traditional theatrical exhibition, has been instrumental in driving and redirecting our future strategy.

        The following table sets forth our historical information, on a continuing operations basis, concerning new builds (including expansions), acquisitions and dispositions and end-of-period operated theatres and screens through March 31, 2011:

	New Builds		Acquisitions		Closures/Dispositions		Total Theatres
Fiscal Year	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens	Number of Theatres	Number of Screens
2006	7	106	116	1,363	7	60	335	4,770
2007	7	107	2	32	26	243	318	4,666
2008	9	136	—	—	18	196	309	4,606
2009	6	83	—	—	8	77	307	4,612
2010	1	6	—	—	11	105	297	4,513
2011	4	55	95	960	36	400	360	5,128

	34	493	213	2,355	106	1,081

        We have also created and invested in a number of allied businesses and strategic initiatives that have created differentiated viewing formats and experiences, greater variety in food and beverage options and value appreciation for our company. We believe these initiatives will continue to generate incremental value for our company in the future. For example:

  •
  During fiscal 2010, DCIP, our joint venture with two other exhibitors, completed its formation and $660.0 million funding to facilitate the financing and deployment of digital technology in our theatres. During March of 2011, DCIP completed additional financing of $220.0 million, which we believe will allow us to complete our planned digital deployments. We anticipate that our deployment of digital projection systems should take three and a half years to complete. Future digital cinema developments will be managed by DCIP, subject to certain approvals. We intend to continue our rapid deployment of digital projectors through our arrangements with DCIP and expect to have installed over 3,800 digital projectors by the end of fiscal year 2012.

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install their 3D enabled systems in our theatres. As of March 31, 2011, we had 1,603 RealD, 107 IMAX and 14 ETX 3D-enabled systems. During the past year, 3D films have generated approximately 10% greater attendance and approximately 40% greater admissions revenue than the standard 2D versions of the same film at an additional $1 to $5 per ticket. Concurrent with our digital rollout, we plan on having 2,250 RealD screens across our circuit by the end of fiscal year 2012.

  •
  We are the world's largest IMAX exhibitor with 107 screens (all 3D-enabled) as of March 31, 2011. With a 45% market share in the U.S. (as of March 31, 2011), our IMAX screen count is nearly twice the screen count of the second largest U.S. IMAX exhibitor. During June 2010, we announced an expansion of our IMAX relationship. Under this expanded agreement, we expect to increase our IMAX screen count to 129 by the end of fiscal year 2012.

  •
  During fiscal 2010, we introduced our proprietary large-screen digital format, ETX and as of March 31, 2011 we operated at 14 locations. ETX features wall-to-wall screens that are 20% larger than traditional screens, a custom sound system that is three times more powerful than a traditional auditorium, and 3D-enabled digital projection with twice the clarity of high definition. We charge a premium price for the ETX experience, which produces average weekly box office per print that is 140% more than standard 2D versions of the same movie. We plan to have 17 ETX large screen formats by the end of fiscal year 2012.

  •
  Currently, we have 138 theatres featuring one or more of our proprietary food and beverage concepts. We believe that these enhanced food and beverage concepts allow us to offer a more diverse array of food types such as expanded menus and venues including dine-in theatre options, which should appeal to a greater cross section of potential customers. We plan to continue to invest in one or more food and beverage offerings across 125 to 150 theatres over the next three years.

  •
  We are a founding member of NCM, a cinema screen advertising venture. As of March 31, 2011, we had a 15.66% interest in NCM. See Note 6—Investments to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. NCM operates an in-theatre digital network in the United States. The digital network consists of projectors used to display advertising and other non-film events. NCM's primary activities that impact our theatres include:

  •
  advertising through its branded "First Look" pre-feature entertainment program, lobby promotions and displays,

  •
  live and pre-recorded networked and single-site meetings and events, and

  •
  live and pre-recorded concerts, sporting events and other non-film entertainment programming.

  •
  We believe that the reach, scope and digital delivery capability of NCM's network provides an effective platform for national, regional and local advertisers to reach an engaged audience. We receive a monthly theatre access fee for participation in the NCM network. In addition, we are entitled to receive mandatory quarterly distributions of excess cash from NCM.

  •
  Our tickets are currently on sale at two different Internet ticketing vendors. We are a founding partner and current owner of approximately 26.22% of MovieTickets.com, an Internet ticketing venture representing over 200 exhibitors with 14,000 screens. During 2010, MovieTickets.com sold over 16 million tickets, including approximately 7.3 million for us. We also partner with Fandango for Internet ticketing services for certain of our theatres. During 2010, Fandango sold over four million tickets for us.

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

Theatre and Other Closures

        During the fourth quarter of our fiscal year ending March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit. On March 28, 2011, management decided to permanently close 73 underperforming screens and auditoriums in six theatre locations in the United States and Canada while continuing to operate 89 screens at these locations. The permanently closed screens are physically segregated from the screens that will remain in operation and access to the closed space is restricted. Additionally, management decided to discontinue development of and cease use of (including for storage) certain vacant and under-utilized retail space at four other theatres in the United States and the United Kingdom. As a result of closing the screens and auditoriums and discontinuing the development and use of the other spaces, we recorded a charge of $55 million for theatre and other closure expense during the fiscal year ending March 31, 2011. The charge to theatre and other closure expense reflects the discounted contractual amounts of the existing lease obligations for the remaining 7 to 13 year terms of the leases as well as expenses incurred for related asset removal and shutdown costs. A significant portion of each of the affected properties will be closed and no longer used. The charges to theatre and other closure expense do not result in any new, increased or accelerated obligations for cash payments related to the underlying long-term operating lease agreements. We expect that the estimated future savings in rent expense and variable operating expenses as a result of our exit plan and from operating these ten theatres in a more efficient manner will exceed the estimated loss in attendance and revenues that we may experience related to the closed auditoriums.

Mergers and Acquisitions

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes (the "Kerasotes Acquisition"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90% have been built since 1994. The purchase price for the Kerasotes theatres paid in cash at closing was $276.8 million, net of cash acquired, and was subject to working capital and other purchase price adjustments. We paid working capital and other purchase price adjustments of $3.8 million during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts and have included this amount as part of the total purchase price. The acquisition of Kerasotes significantly increased our size. For additional information about the Kerasotes Acquisition, see the notes to our audited Consolidated Financial Statements for the fiscal year ended March 31, 2011 included elsewhere in this Annual Report on Form 10-K.

        On March 31, 2011, Marquee Holdings Inc. ("Holdings"), a direct, wholly-owned subsidiary of Parent and a holding company, the sole asset of which consisted of the capital stock of AMCE, was merged with and into Parent, with Parent continuing as the surviving entity (the "Holdings Merger"). As a result of the merger, AMCE became a direct subsidiary of Parent.

Original Notes Offering, Cash Tender Offers and Redemptions

        On December 15, 2010, we issued $600.0 million aggregate principal amount of the original notes pursuant to an indenture, dated as of December 15, 2010, among the Issuer, the guarantors named therein and U.S. Bank National Association, as trustee (the "Indenture"). The Indenture provides that the notes are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of our existing and future domestic restricted subsidiaries that guarantee our other indebtedness.

        Concurrently with the initial notes offering, we launched a cash tender offer and consent solicitation for any and all of our currently outstanding 11% Senior Subordinated Notes due 2016 (the "2016 Senior Subordinated Notes") at a purchase price of $1,031.00 plus a $30.00 consent fee for each $1,000.00 of principal amount of currently outstanding 2016 Subordinated Notes validly tendered and accepted by us on or before the early tender date, and Holdings launched a tender offer for its 12% Senior Discount Notes due 2014 (the "Discount Notes due 2014") at a purchase price of $797.00 plus a $30.00 consent fee for each $1,000.00 face amount (or $792.09 accreted value) of currently outstanding Discount Notes due 2014 validly tendered and accepted by Holdings on or before the early tender date (the "Cash Tender Offers"). As of December 29, 2010, we had purchased $95.1 million principal amount of our 2016 Senior Subordinated Notes for a total consideration of $104.8 million, and Holdings had purchased $215.5 million principal amount at face value (or $170.7 million accreted value) of the Discount Notes due 2014 for a total consideration of $185.0 million. We recorded a loss on extinguishment for the 2016 Senior Subordinated Notes and our Senior Secured Credit Facility Amendment of approximately $11.0 million and Holdings recorded a loss on extinguishment for the Discount Notes due 2014 of approximately $10.7 million.

        We used a portion of the net proceeds from the issuance of the original notes to pay the consideration for the 2016 Senior Subordinated Notes Cash Tender Offer plus any accrued and unpaid interest and distributed proceeds to Holdings to be applied to the Holdings Discount Notes due 2014 Cash Tender Offer. On January 3, 2011, Holdings redeemed $88.5 million principal amount at face value (or $70.1 million accreted value) of the Discount Notes due 2014 that remained outstanding after the closing of the Cash Tender Offer at a price of $823.77 per $1,000.00 face amount (or $792.09 accreted value) of Discount Notes due 2014 for a total consideration of $76.1 million in accordance with the terms of the indenture governing the Discount Notes due 2014, as amended pursuant to the consent solicitation. Holdings recorded an additional loss on extinguishment related to the Discount Notes due 2014 of approximately $4.1 million. On December 30, 2010, we issued an irrevocable notice of redemption in respect of the $229.9 million principal amount of 2016 Senior Subordinated Notes that remained outstanding after the closing of the Cash Tender Offers, and we redeemed the remaining 2016 Senior Subordinated Notes at a price of $1,055.00 per $1,000.00 principal amount of 2016 Senior Subordinated Notes on February 1, 2011 for a total consideration of $255.2 million in accordance with the terms of the indenture governing the 2016 Senior Subordinated Notes. We recognized an additional loss on extinguishment of approximately $16.7 million in the fourth quarter of fiscal 2011.

Senior Secured Credit Facility Amendment

        On December 15, 2010, we amended our senior secured credit facility dated January 26, 2006. The amendments, among other things,: (i) replaced the existing revolving facility with a new five year revolving facility (with higher interest rates than the existing revolving facility); (ii) extended the maturity of term loans held by term lenders who consented to such extension; (iii) increased the interest rates payable to holders of extended term loans; and (iv) included certain other modifications to the senior secured credit facility in connection with the foregoing.

Dividend

        During December of 2010 and January and March of 2011, AMC Entertainment Inc. ("AMC Entertainment" or "AMCE") made dividend payments to Holdings, totaling $263.1 million. Holdings used the available funds to pay the consideration for the Discount Notes due 2014 Cash Tender Offer and the redemption of all of Discount Notes due 2014 that remained outstanding after the closing of the Cash Tender Offer and pay corporate overhead expenses incurred in the ordinary course of business.

        During September of 2010, AMCE made dividend payments to Holdings of $15.2 million, and Holdings made dividend payments to Parent, totaling $669,000. Holdings and Parent used the available funds to make a cash interest payment on the Discount Notes due 2014 and pay corporate overhead expenses incurred in the ordinary course of business.

NCM Transactions

        All of our National CineMedia, LLC ("NCM") membership units are redeemable for, at the option of NCM, cash or shares of common stock of National CineMedia, Inc. ("NCM, Inc.") on a share-for-share basis. On August 18, 2010, we sold 6.5 million shares of common stock of NCM, Inc., in an underwritten public offering for $16.00 per share and reduced our related investment in NCM by $36.7 million, the average carrying amount of all shares owned. Net proceeds received on this sale were $99.8 million, after deducting related underwriting fees and professional and consulting costs of $4.2 million, resulting in a gain on sale of $63.1 million. In addition, on September 8, 2010, we sold 155,193 shares of NCM, Inc. to the underwriters to cover over allotments for $16.00 per share and reduced our related investment in NCM by $867,000, the average carrying amount of all shares owned. Net proceeds received on this sale were $2.4 million, after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1.5 million.

        On March 17, 2011, NCM, Inc., as sole manager of NCM, disclosed the changes in ownership interest in NCM pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 ("2010 Common Unit Adjustment"). This agreement provides for a mechanism for adjusting membership units based on increases or decreases in attendance associated with theatre additions and dispositions. Prior to the 2010 Common Unit Adjustment, we held 18,803,420 units, or a 16.98% ownership interest, in NCM as of December 30, 2010. As a result of theatre closings and dispositions and a related decline in attendance, we elected to surrender 1,479,638 common membership units to satisfy the 2010 Common Unit Adjustment, leaving us with 17,323,782 units, or a 15.66% ownership interest, in NCM as of March 31, 2011. We recorded the surrendered common units as a reduction to deferred revenues for exhibitor services agreement at fair value of $25.4 million, based on a price per share of NCM, Inc. of $17.14 on March 17, 2011, and recorded the reduction of our NCM investment at weighted average cost for Tranche 2 Investments of $25.6 million, resulting in a loss on the surrender of the units of $207,000. The gain from the NCM, Inc. stock sales and the loss from the surrendered NCM common units are reported as Gain from NCM transactions on the Consolidated Statements of Operations.

Our Competitive Strengths

        We believe our leadership in major metropolitan markets, superior asset quality and continuous focus on innovation and the guest experience have positioned us well to capitalize disproportionately on trends providing momentum to the theatrical exhibition industry as a whole, particularly the mass adoption of digital and 3D technologies. We believe we can gain additional share of wallet from the consumer by broadening our offerings to them and increasing our engagement with them. We can then enable marketers and partners, such as NCM, to engage with our guests, deriving further financial value and benefit. We believe our management team is uniquely equipped to execute our strategy to realize these opportunities, making us a particularly effective competitor in our industry and positioning us well for future growth. Our competitive strengths include:

        Broad National Reach.    Thirty-nine percent (39%) of Americans (or approximately 120 million consumers) live within 10 miles of an AMC theatre. This proximity and convenience, along with the affordability and diversity of our film product, drive approximately 200 million consumers into our theatres each year, or approximately 33.3 million unique visitors annually. We believe our ability to serve a broad consumer base across numerous entertainment occasions, such as teenage socializing, romantic dates and group events, is a competitive advantage. Our consumer reach, operating scale, access to diverse content and marketing platforms are valuable to content providers and marketers who want to access this broad and diverse audience.

        Major Market Leader.    We maintain the leading market share within our markets. As of March 31, 2011, we operated in 24 of the top 25 Designated Market Areas as defined by Nielsen Media Research ("DMAs") and had the number one or two market share in each of the top 15 DMAs, including New York City, Los Angeles, Chicago, Philadelphia, San Francisco, Boston and Dallas. In addition, 75% of our screens were located in the top 25 DMAs and 89% were located in the top 50 DMAs. Population growth from 2010 through 2015 is projected by Nielsen Claritas to be 4.5% in the top 25 DMAs and 4.5% in the top 50 DMAs, compared to only 3.2% in all other DMAs. Our strong presence in the top DMAs makes our theatres more visible and therefore strategically more important to content providers who rely on these markets for a disproportionately large share of box office receipts. According to Rentrak, during the 52 weeks ended March 31, 2011, 59% of all U.S. box office receipts were derived from the top 25 DMAs and 75% were derived from the top 50 DMAs. In certain of our densely populated major metropolitan markets, we believe a scarcity of attractive retail real estate opportunities enhances the strategic value of our existing theatres. We also believe the complexity inherent in operating in these major metropolitan markets is a deterrent to other less sophisticated competitors, protecting our market share position.

        We believe that customers in our major metropolitan markets are generally more affluent and culturally diverse than those in smaller markets. Traditionally, our strong presence in these markets has created a greater opportunity to exhibit a broad array of programming and premium formats, which we believe drives higher levels of attendance at our theatres. This has allowed us to generate higher per screen and per theatre operating metrics. For example, our average ticket price in the United States was $8.73 for our 52 weeks ended March 31, 2011, as compared to $7.87 for the industry as a whole for the 12 months ended March 31, 2011.

        Modern, Highly Productive Theatre Circuit.    We believe the combination of our strong major market presence, focus on a superior guest experience and core operating strategies enables us to deliver industry-leading theatre level operating metrics. For the 52 weeks ended March 31, 2011, on a pro forma basis for Kerasotes, our theatre exhibition circuit generated attendance per average theatre of 538,000 (higher than any of our peers) revenues per average theatre of $6.7 million and operating cash flows before rent (defined as Adjusted EBITDA before rent and G&A-Other) per average theatre of $2.2 million. Over the past five fiscal years, we invested an average of $132.4 million per year to improve and expand our theatre circuit, contributing to the modern portfolio of theatres we operate today.

        Leader in Deployment of Premium Formats.    We also believe our strong major market presence and our highly productive theatre circuit allow us to take greater advantage of incremental revenue-generating opportunities associated with the premium services that will define the future of the theatrical business, including digital delivery, 3D projection, large screen formats, such as IMAX and our proprietary ETX offering, and alternative programming. As the industry's digital conversion accelerates, we believe we have established a differentiated leadership position in premium formats. For example, we are the world's largest IMAX exhibitor with 107 screens as of March 31, 2011, all of which are 3D enabled, and we expect to increase our IMAX screen count to 129 by the end of fiscal year 2012. We are able to charge a premium price for the IMAX experience, which, in combination with higher attendance levels, produces average weekly box office per print that is 300% greater than standard 2D versions of the same movie. The availability of IMAX and 3D content has increased significantly from calendar year 2005 to 2010. During this period, available 3D content increased from 3 titles to 26 titles while available IMAX content increased from 5 titles to 14 titles. Industry film grosses for available 3D products increased from $191.0 million to approximately $3.0 billion, while industry film grosses for available IMAX products increased from $864.0 million to approximately $3.0 billion over this time period. This favorable trend continues in calendar year 2011 with 37 3D titles and 19 IMAX titles slated to open, including highly successful franchise installments such as Pirates of the Caribbean: On Stranger Tides, Kung Fu Panda: The Kaboom of D, Transformers: Dark of the Moon, Harry Potter and the Deathly Hallows, Part 2 and Mission Impossible-Ghost Protocal. As reported in the May 1, 2011 issue of Movieline International, the film release schedule for calendar year 2012 is beginning to solidify with 24 3D titles and 2 IMAX titles already announced, including sequels of high profile franchises such as Spiderman, Men in Black, James Bond, Bourne Legacy, Batman and a 3D version of Star Wars. We expect that additional 3D and IMAX titles will be announced as the beginning of 2012 approaches.

        Innovative Growth Initiatives in Food and Beverage.    We believe our theatre circuit is better positioned than our peer competitors' to generate additional revenue from broader and more diverse food and beverage offerings, in part due to our markets' larger, more diverse and more affluent customer base and our management's extensive experience in guest services, specifically within the food and beverage industry. Our annual food and beverage sales exceed the domestic food service sales generated from 18 of the top 75 ranked restaurants chains in the U.S., while representing only approximately 27% of our total revenue. To capitalize on this opportunity, we have introduced proprietary food and beverage offerings in 138 theatres as of March 31, 2011, and we intend to deploy these offerings across our theatre circuit based on the needs and specific circumstances of each theatre. Our wide range of food and beverage offerings feature expanded menus, enhanced concession formats and unique dine-in theatre options, which we believe appeals to a larger cross section of potential customers. For example, in fiscal 2009 we converted a small, six-screen theatre in Atlanta, Georgia to a dine-in theatre facility with full kitchen facilities, seat side services and with a separate bar and lounge area. From fiscal 2008 to fiscal 2011, this theatre's attendance increased over 60%, revenues more than doubled, and operating cash flow and margins increased significantly. We plan to continue to invest in one or more enhanced food and beverage offerings across 125 to 150 theatres over the next three years.

        Our current food and beverage initiatives include:

  •
  Dine-in theatre concepts at 7 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area;

  •
  Concession Stand of the Future ("The Marketplace") at 3 locations, featuring self serve and premium concession items and specialty drinks;

  •
  Concession Freshen at 13 locations, which provides a guest friendly grab and go experience and creates visual interest and space for more products;

  •
  Better For You Merchandisers at 12 locations, addressing currently unmet guest needs by providing healthy choice concession items; and

  •
  Made To Order Hot Foods at 125 locations, including menu choices such as curly fries, chicken tenders and jalapeño poppers.

        Strong Cash Flow Generation.    We believe that our major market focus and highly productive theatre circuit have enabled us to generate significant cash flow provided by operating activities. For the 52 weeks ended March 31, 2011, on a pro forma basis for Kerasotes, our net cash provided by operating activities totaled $97.0 million. For the fiscal year ended April 1, 2010, on a pro forma basis for Kerasotes, our net cash provided by operating activities totaled $295.3 million. This strong cash flow will enable us to continue our deployment of premium formats and services and to finance planned capital expenditures without relying on the capital markets for funding. In addition, in future years, we expect to continue to generate cash flow sufficient to allow us to grow our revenues, maintain our facilities, service our indebtedness and make dividend payments to our stockholder.

        Management Team Uniquely Positioned to Execute.    Our management team has a unique combination of industry experiences and skill-sets, equipping them to effectively execute our strategies. Our CEO's broad experience in a number of consumer packaged goods and entertainment-related businesses expands our growth perspectives beyond traditional theatrical exhibition and has increased our focus on providing more value to our guests. Recent additions, including a Chief Marketing Officer, heads of Food and Beverage, Programming and Development/Real Estate and a Senior Vice President for Strategy and Strategic Partnerships, augment our deep bench of industry experience. The expanded breadth of our management team complements the established team that is focused on operational excellence, innovation and successful industry consolidation.

Our Strategy

        Our strategy is to leverage our modern theatre circuit and major market position to lead the industry in consumer-focused innovation and financial operating metrics. The use of emerging premium formats and our focus on the guest experience give us a unique opportunity to leverage our theatre circuit and major market position across our platform. Our primary goal is to maintain our company's and the industry's social relevance and to offer consumers distinctive, affordable and compelling out-of-home entertainment alternatives that capture a greater share of their personal time and spend. We have a two-pronged strategy to accomplish this goal: first, drive consumer-related growth and second, focus on operational excellence.

  Drive Consumer-Related Growth

        Capitalize on Premium Formats.    Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX and 3D. Our customers are willing to pay a premium price for this differentiated entertainment experience. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This will enable us to achieve higher ticket prices for premium formats, and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. We have already seen success from the Metropolitan Opera, with respect to which, during fiscal 2011, we programmed 37 performances in over 100 theatres and charged an average ticket price of $18. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings through the installation of additional IMAX, ETX and RealD systems and the presentation of attractive alternative content. For example:

  •
  We have the leading market share of IMAX 3D-enabled digital projection systems. We expect to increase our IMAX screen count to 129 by the end of fiscal year 2012. These IMAX projection systems are slated to be installed in many of our top performing locations in major U.S. markets, each of our local IMAX installations is protected by geographic exclusivity. Available IMAX titles announced for calendar year 2011 are 19 as compared with 14 titles in calendar year 2010.

  •
  As of March 31, 2011, we had installed 2,301 digital projectors in our existing theatre base, representing a 45% digital penetration in our theatre circuit. We intend to continue our rapid deployment of digital projectors through our arrangements with DCIP and expect to have installed over 3,800 digital projectors by the end of fiscal year 2012. We lease our digital projection systems from DCIP and therefore do not bear the majority of the cost of the digital projector rollout. Operating a digital theatre circuit provides numerous benefits, which include forming the foundation for 3D formats and alternative programming, allowing for more efficient film operations, lowering costs and enabling a better, more versatile advertising platform.

  •
  To complement our deployment of digital technology, in 2006 we partnered with RealD to install their 3D enabled systems in our theatres. As of March 31, 2011, we had 1,603 RealD, 107 IMAX and 14 ETX 3D-enabled systems. During the past year, 3D films have generated approximately 10% greater attendance and approximately 40% greater admissions revenue than the standard 2D versions of the same film at an additional $1 to $5 per ticket. Concurrent with our digital rollout, we plan on having over 2,250 RealD screens across our theatre circuit by the end of fiscal 2012. Available 3D titles for calendar year 2011 are 37 as compared with 26 titles in calendar year 2010.

  •
  During fiscal 2010, we introduced our proprietary large-screen digital format, ETX, and as of March 31, 2011 we operated at 14 locations. ETX features wall-to-wall screens that are 20% larger than traditional screens, a custom sound system that is three times more powerful than a traditional auditorium, and 3D-enabled digital projection with twice the clarity of high definition. We charge a premium price for the ETX experience, which, in combination with higher attendance levels, produces average weekly box office per print that is 140% more than standard 2D versions of the same movie. We plan to have 17 ETX large screen formats by the end of fiscal year 2012.

        Broaden and Enhance Food and Beverage Offerings.    To address consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order meals, customized coffee, healthy snacks, alcohol and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options. We have successfully implemented our dine-in theatre offerings to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We plan to continue to invest in one or more enhanced food and beverage offerings across 125 to 150 theatres over the next three years.

        Maximize Guest Engagement and Loyalty.    In addition to differentiating the AMC Entertainment movie-going experience by deploying new sight and sound formats, as well as food and beverage offerings, we are also focused on creating differentiation through guest marketing. We are already the most recognized theatre exhibition brand, with almost 60% brand awareness in the United States. We are actively marketing our own "AMC experience" message to our customers, focusing on every aspect of a customer's engagement with AMC, from the moment a guest visits our website or purchases a ticket to the moment he leaves our theatre. We have also refocused our marketing to drive active engagement with our customers through a redesigned website, Facebook, Twitter and push email campaigns. As of May 17, 2011, we had approximately 1.1 million "likes" on Facebook, and we engaged directly with our guests via close to 32 million emails in fiscal 2011. We have launched our new fee-based guest frequency program, AMC Stubs, in late March 2011. This new program replaces Moviewatcher Rewards, which ended the year with 1.5 million active members, many of which are converting over to AMC Stubs. Additional marketing initiatives include:

  •
  The ongoing continuous improvements of amctheatres.com, our Interactive Voice Response ("IVR") system, and expansion of our use of social medial channels to supplant traditional communication via newspapers with contemporary engagement platforms that offer comprehensive theatre, show time and movie-related information. Additional means of consumer engagement are being expanded to include email, social networking, and Short Message Service ("SMS") messaging.

  •
  The addition of music, sports and other special events to transform our buildings into full-fledged entertainment venues. This growing complement to traditional content has grown to 80 events in fiscal 2011, including the very popular Metropolitan Opera series.

  •
  Targeting film content to the ethnic/lifestyles within individual theatre trade areas, which enables us to drive incremental traffic and create greater guest engagement. Our circuit-within-a-circuit initiative includes a number of guest profiles, including independent films, Latino, Bollywood, Asian/Korean and Urban.

  Focus on Operational Excellence

        Disciplined Approach to Theatre Portfolio Management.    We evaluate the potential for new theatres and, where appropriate, replace underperforming theatres with newer, more modern theatres that offer amenities consistent with our portfolio. We also intend to selectively pursue acquisitions where the characteristics of the location, overall market and facilities further enhance the quality of our theatre portfolio. We presently have no current plans, proposals or understandings regarding any such acquisitions. Historically, we have demonstrated a successful track record of integrating acquisitions such as Loews, General Cinema and Kerasotes. For example, our January 2006 acquisition of Loews combined two leading theatrical exhibition companies, each with a long history of operating in the industry, thereby increasing the number of screens we operated by 47%.

        Continue to Achieve Operating Efficiencies.    We believe that the size of our theatre circuit, our major market concentration and the breadth of our operations will allow us to continue to achieve economies of scale and further improve operating margins. Our operating strategies are focused on the following areas:

  •
  Leveraging our scale to lower our cost of doing business without sacrificing quality or the important elements of guest satisfaction. For example, during fiscal 2010, we reorganized our procurement function and implemented a number of other initiatives that allowed for vendor consolidation, more targeted marketing and promotional efforts, and energy management programs that generated an aggregate annual savings of approximately $15.3 million for the 52 weeks ended March 31, 2011.

  •
  Lowering occupancy costs in many of our facilities by renegotiating rental agreements with landlords, strictly enforcing co-tenancy provisions and effective auditing of common area billings. In fiscal 2011, we negotiated rental reductions and enforced co-tenancy provisions in 8 of our leases, generating savings of $2.8 million.

  •
  Maintaining our theatres to reduce deferred maintenance costs and lower future capital requirements that might otherwise be required to maintain our facilities in first class operating condition.

  •
  Creating and monetizing financial value from our strategic alliances and partnerships, such as NCM, Movietickets.com, DCIP, RealD and Open Road Films.

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

        During the period from 1990 to 2010, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 634 in 2008, according to the Motion Picture Association 2009 Theatrical Market Statistics.

        North American film distributors typically establish geographic film licensing zones and generally allocate available film to one theatre within each zone. Film zones generally encompass a radius of three to five miles in metropolitan and suburban markets, depending primarily upon population density. In film zones where we are the sole exhibitor, we obtain film licenses by selecting a film from among those offered and negotiating directly with the distributor. As of March 31, 2011, approximately 91% of our screens in the United States and Canada were located in film licensing zones where we are the sole exhibitor.

        Our licenses typically state that rental fees are based on either aggregate terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under an aggregate terms formula, we pay the distributor a specified percentage of box office receipts or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

        There are several distributors which provide a substantial portion of quality first-run motion pictures to the exhibition industry. These include Paramount Pictures, Twentieth Century Fox, Warner Bros. Distribution, Buena Vista Pictures (Disney), Sony Pictures Releasing, and Universal Pictures. Films licensed from these distributors accounted for approximately 81% of our U.S. and Canadian admissions revenues during fiscal 2011. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year. In fiscal 2011, no single distributor accounted for more than 20% of our box office admissions.

Concessions

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items include popcorn, soft drinks, candy, hot dogs, premium concession items, specialty drinks, healthy choice items and made to order hot foods including menu choices such as curly fries, chicken tenders and jalapeño poppers. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region. We have also implemented dine-in theatre concepts at 7 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency, including a guest friendly grab and go experience. We design our megaplex theatres to have more concessions capacity to make it easier to serve larger numbers of customers. Strategic placement of large concessions stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands.

        We negotiate prices for our concessions products and supplies directly with concessions vendors on a national or regional basis to obtain high volume discounts or bulk rates and marketing incentives.

        Our entertainment and dining experience at certain theatres features casual and premium upscale dine-in theatre options as well as bar and lounge areas.

Employees

        As of March 31, 2011, we employed approximately 900 full-time and 17,000 part-time employees. Approximately 40% of our U.S. theatre associates were paid the minimum wage.

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

Theatrical Exhibition Industry and Competition

        Theatrical exhibition is the primary initial distribution channel for new motion picture releases, and we believe that the theatrical success of a motion picture is often the most important factor in establishing the film's value in the other parts of the product life cycle (DVD, cable television and other ancillary markets).

        Theatrical exhibition has demonstrated long-term steady growth. U.S. and Canadian box office revenues increased from $5.0 billion in 1989 to $10.5 billion in 2010, driven by increases in both ticket prices and attendance. In calendar 2010, industry box office revenues for the United States and Canada were $10.5 billion, essentially unchanged from 2009.

        The following table represents information about the exhibition industry obtained from the National Association of Theatre Owners ("NATO") and Rentrak.

Calendar Year	Box Office Revenues (in millions)	Attendance (in millions)	Average Ticket Price	Number of Theatres	Indoor Screens	Screens Per Theatre
2010	$10,515	1,334	$7.88	5,773	38,892	6.7
2009	10,600	1,414	7.50	5,561	38,605	6.9
2008	9,634	1,341	7.18	5,403	38,934	7.2
2007	9,632	1,400	6.88	5,545	38,159	6.9
2006	9,170	1,401	6.55	5,543	37,776	6.8
2005	8,820	1,376	6.41	5,713	37,092	6.5

        There are approximately 949 companies competing in the North American theatrical exhibition industry, approximately 549 of which operate four or more screens. Industry participants vary substantially in size, from small independent operators to large international chains. Based on information obtained from Rentrak, we believe that the four largest exhibitors (in terms of box office revenue) generated approximately 59% of the box office revenues in 2010. This statistic is up from 33% in 2000 and is evidence that the theatrical exhibition business in the United States and Canada has been consolidating. According to NATO, average screens per theatre have increased from 6.5 in 2005 to 6.7 in 2010, which we believe is indicative of the industry's development of megaplex theatres.

        Our theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to attracting patrons, licensing motion pictures and finding new theatre sites. Where real estate is readily available, there are few barriers preventing another company from opening a theatre near one of our theatres, which may adversely affect operations at our theatre. However, in certain of our densely populated major metropolitan markets, we believe a scarcity of attractive retail real estate opportunities enhances the strategic value of our existing theatres. We also believe the complexity inherent in operating in these major metropolitan markets is a deterrent to other less sophisticated competitors, protecting our market share position.

        The theatrical exhibition industry faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events, and from other distribution channels for filmed entertainment, such as cable television, pay per view and home video systems, as well as from all other forms of entertainment.

        Movie-going is a compelling consumer out-of-home entertainment experience. Movie theatres currently garner a relatively small share of consumer entertainment time and spend, leaving significant room for expansion and growth in the U.S. In addition, our industry benefits from available capacity to satisfy additional consumer demand without capital investment.

        As major studio releases have declined in recent years, we believe companies like Open Road Films could fill an important gap that exists in the market today for consumers, movie producers and theatrical exhibitors by providing a broader availability of movies to consumers. Theatrical exhibitors are uniquely positioned to not only support, but also benefit from new distribution companies and content providers. We believe the theatrical exhibition industry will continue to be attractive for a number of key reasons, including:

        A Highly Popular and Affordable Out-of-Home Entertainment Experience.    Going to the movies has been one of the most popular and affordable out-of-home entertainment options for decades. The estimated average price of a movie ticket was $7.88 in calendar 2010, considerably less than other out-of-home entertainment alternatives such as concerts and sporting events. In calendar 2010, attendance at indoor movie theatres in the United States and Canada was 1.3 billion. This contrasts to the 111.0 million combined annual attendance generated by professional baseball, basketball and football over the same period.

        We believe the theatrical exhibition industry will continue to be attractive for a number of key reasons, including:

        Adoption of Digital Technology.    The theatrical exhibition industry is well underway in its overall conversion from film-based to digital projection technology. This digital conversion will position the industry with lower distribution and exhibition expenses, efficient delivery of alternative content and niche programming, and premium experiences for consumers. Digital projection also results in a premium visual experience for patrons, and digital content gives the theatre operator greater flexibility in programming. The industry will benefit from the conversion to digital delivery, alternative content, 3D formats and dynamic pricing models. As theatre exhibitors have adopted digital technology, the theatre circuits have shown enhanced productivity, profitability and efficiency. Digital technology has increased attendance and average ticket prices. Digital technology also facilitates live and pre-recorded networked and single-site meetings and corporate events in movie theatres and will allow for the distribution of live and pre-recorded entertainment content and the sale of associated sponsorships.

        Long History of Steady Growth.    The theatrical exhibition industry has produced steady growth in revenues over the past several decades. In recent years, net new build activity has slowed, and screen count has rationalized and is expected to decline in the near term before stabilizing, thereby increasing revenue per screen for existing theatres. The combination of the popularity of movie-going, its steady long-term growth characteristics and consolidation and the industry's relative maturity makes theatrical exhibition a high cash flow generating business today. Box office revenues in the United States and Canada have increased from $5.0 billion in 1989 to $10.5 billion in 2010, driven by increases in both ticket prices and attendance across multiple economic cycles. The industry has also demonstrated its resilience to economic downturns; during four of the last six recessions, attendance and box office revenues grew an average of 8.1% and 12.3%, respectively. In 2009, 32 films grossed over $100.0 million, compared to 25 in the prior year, helping to establish a new industry box office record for the year.

        Importance to Content Providers.    We believe that the theatrical success of a motion picture is often the key determinant in establishing the film's value in the other parts of the product life cycle, such as DVD, cable television, merchandising and other ancillary markets. For each $1.00 of theatrical box office receipts, an average of $1.33 of additional revenue is generated in the remainder of a film's product life cycle. As a result, we believe motion picture studios will continue to work cooperatively with theatrical exhibitors to ensure the continued value of the theatrical window.

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

        Our theatres must comply with Title III of the Americans with Disabilities Act, or ADA. Compliance with the ADA requires that public accommodations "reasonably accommodate" individuals with disabilities and that new construction or alterations made to "commercial facilities" conform to accessibility guidelines unless "structurally impracticable" for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and awards of damages to private litigants or additional capital expenditures to remedy such noncompliance. Although we believe that our theatres are in substantial compliance with the ADA, in January 1999 the Civil Rights Division of the Department of Justice, or the Department, filed suit against us alleging that certain of our theatres with stadium-style seating violate the ADA. In separate rulings in 2002 and 2003, the Court ruled against us in the "line of sight" and the "non-line of sight" aspects of this case. In 2003, the Court entered a consent order and final judgment about the non-line of sight aspects of this case. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Company and the Department have reached a settlement regarding the extent of betterments related to the remaining remedies required for line-of-sight violations which the parties believe are consistent with the Ninth Circuit's decision. The trial court approved the settlement on November 29, 2010. The improvements will likely be made over a five year term. The company has recorded a liability of $37,500 for compensation to claimants and fines related to this matter.

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

(d)   Financial Information About Geographic Areas

        For information about the geographic areas in which we operate, see Note 16—Operating Segment to the Consolidated Financial Statements under Part II Item 8 of this Annual Report on Form 10-K. During fiscal 2011, revenues from our theatre operations outside the United States accounted for 4% of our total revenues. There are significant differences between the theatrical exhibition industry in the United States and in these international markets.

(e)   Available Information.

        We make available on our web site (www.amctheatres.com) under "Investor Resources—SEC Filings" free of charge, and AMCE's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission. In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Item 1A.

RISK FACTORS

Risks Related to Our Business

Our substantial debt could adversely affect our operations and prevent us from satisfying those debt obligations.

        We have a significant amount of debt. As of March 31, 2011, we had outstanding $2,168.2 million of indebtedness, which consisted of $615.9 million under our senior secured credit facility, $587.3 million of our senior notes ($600.0 million face amount), $899.4 million of our existing subordinated notes and $65.7 million of existing capital and financing lease obligations, and $180.2 million would have been available for borrowing as additional senior debt under our senior secured credit facility. As of March 31, 2011, we also had approximately $4.3 billion of undiscounted rental payments under operating leases (with initial base terms of between 10 and 25 years). The amount of our indebtedness and lease and other financial obligations could have important consequences to you. For example, it could:

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

        Prior to fiscal 2007, we had reported net losses in each of the prior nine fiscal years totaling approximately $510.1 million. For fiscal 2007, 2008, 2009, 2010 and 2011, we reported net earnings (losses) of $134.1 million, $43.4 million, $(81.2) million, $69.8 million and $(122.9) million. If we experience losses in the future, we may be unable to meet our payment obligations while attempting to expand our theatre circuit and withstand competitive pressures or adverse economic conditions.

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

        Our net capital expenditures aggregated approximately $129.3 million for fiscal 2011. We estimate that our planned capital expenditures will be between $140.0 million and $150.0 million in fiscal 2012 and will continue at approximately $120.0 million annually over the next three years. Actual capital expenditures in fiscal 2012 may differ materially from our estimates. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional theatres may not be sufficient to service the related indebtedness that we are permitted to incur.

We may be reviewed by antitrust authorities in connection with acquisition opportunities that would increase our number of theatres in markets where we have a leading market share.

        Given our size and market share, pursuit of acquisition opportunities that would increase the number of our theatres in markets where we have a leading market share would likely result in significant review by the Antitrust Division of the United States Department of Justice, and we may be required to dispose of theatres in order to complete such acquisition opportunities. For example, in connection with the acquisition of Kerasotes, we were required to dispose of 11 theatres located in various markets across the United States, including Chicago, Denver and Indianapolis. As a result, we may not be able to succeed in acquiring other exhibition companies or we may have to dispose of a significant number of theatres in key markets in order to complete such acquisitions.

The agreements governing our indebtedness contain covenants that may limit our ability to take advantage of certain business opportunities advantageous to us.

        The agreements governing our indebtedness contain various covenants that limit our ability to, among other things:

  •
  incur or guarantee additional indebtedness;

  •
  pay dividends or make other distributions to our stockholders;

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

We may suffer future impairment losses and theatre and other closure charges.

        The opening of large megaplexes by us and certain of our competitors has drawn audiences away from some of our older, multiplex theatres. In addition, demographic changes and competitive pressures have caused some of our theatres to become unprofitable. As a result, we may have to close certain theatres or recognize impairment losses related to the decrease in value of particular theatres. We review long-lived assets, including intangibles, for impairment as part of our annual budgeting process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognized non-cash impairment losses in 1996 and in each fiscal year thereafter except for 2005. Our impairment losses of long-lived assets from continuing operations over this period aggregated to $297.8 million. Beginning fiscal 1999 through March 31, 2011, we also incurred theatre and other closure expenses, including theatre lease termination charges aggregating approximately $117.0 million. Deterioration in the performance of our theatres could require us to recognize additional impairment losses and close additional theatres, which could have an adverse effect on the results of our operations. We continually monitor the performance of our theatres, and factors such as changing consumer preferences for filmed entertainment in international markets and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theatre and other closure charges prior to expiration of underlying lease agreements.

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

        On January 29, 1999, the Civil Rights Division of the Department of Justice, or the Department, filed suit alleging that AMC Entertainment's stadium-style theatres violated the ADA and related regulations. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which AMC Entertainment agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently we estimate that betterments are required at approximately 40 stadium-style theatres. We estimate that the unpaid cost of these betterments will be approximately $13.2 million. The estimate is based on actual costs incurred on remediation work completed to date. As to line-of-sight matters, the trial court approved a settlement on November 29, 2010 requiring us to make settlements over a five year term at an estimated cost of $5.0 million. The actual costs of betterments may vary based on the results of surveys of the remaining theatres. See Note 13—Commitments and Contingencies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

        Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific fiscal quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers.

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

        In recent years, theatrical exhibition companies have emphasized the development of large megaplexes, some of which have as many as 30 screens in a single theatre. The industry-wide strategy of aggressively building megaplexes generated significant competition and rendered many older, multiplex theatres obsolete more rapidly than expected. Many of these theatres are under long-term lease commitments that make closing them financially burdensome, and some companies have elected to continue operating them notwithstanding their lack of profitability. In other instances, because theatres are typically limited use design facilities, or for other reasons, landlords have been willing to make rent concessions to keep them open. In recent years many older theatres that had closed are being reopened by small theatre operators and in some instances by sole proprietors that are able to negotiate significant rent and other concessions from landlords. As a result, there was growth in the number of screens in the U.S. and Canadian exhibition industry from 2005 to 2008. This has affected and may continue to affect the performance of some of our theatres. The number of screens in the U.S. and Canadian exhibition industry slightly declined from 2008 to 2010.

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

        Over the last decade, the average video release window, which represents the time that elapses from the date of a film's theatrical release to the date a film is available on DVD, an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release rather than attend a theatre for viewing the film, it may adversely impact our business and results of operations, financial condition and cash flows. Several major film studios are currently testing a premium video on demand product released in homes approximately 60 days after a movie's theatrical debut, which could cause the release window to shrink further. We cannot assure you that this release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have an adverse impact on our business and results of operations.

Development of digital technology may increase our capital expenses.

        The industry is in the process of converting film-based media to digital-based media. We, along with some of our competitors, have commenced a roll-out of digital equipment for exhibiting feature films and plan to continue the roll-out through our joint venture DCIP. However, significant obstacles exist that impact such a roll-out plan, including the cost of digital projectors and the supply of projectors by manufacturers. During fiscal 2010, DCIP completed its formation and $660.0 million funding to facilitate the financing and deployment of digital technology in our theatres. During March of 2011, DCIP completed additional financing of $220.0 million, which we believe will allow us to complete our planned digital deployments.

General political, social and economic conditions can reduce our attendance.

        Our success depends on general political, social and economic conditions and the willingness of consumers to spend money at movie theatres. If going to motion pictures becomes less popular or consumers spend less on concessions, which accounted for 27% of our revenues in fiscal 2011, our operations could be adversely affected. In addition, our operations could be adversely affected if consumers' discretionary income falls as a result of an economic downturn. Political events, such as terrorist attacks, could cause people to avoid our theatres or other public places where large crowds are in attendance.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        The following table sets forth the general character and ownership classification of our theatre circuit, excluding unconsolidated joint ventures and managed theatres, as of March 31, 2011:

Property Holding Classification	Theatres	Screens
Owned	25	193
Leased pursuant to ground leases	6	73
Leased pursuant to building leases	321	4,766

Total	352	5,032

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

        Currently, the majority of the concessions, 35 mm projectors, seating and other equipment required for each of our theatres are owned. The majority of our digital projection equipment is leased from DCIP.

        Please refer to page 5 for the geographic locations of our Theatrical Exhibition circuit as of March 31, 2011. See Note 4—Property to the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

        Pursuant to General Instruction G(2) to Form 10-K and Rule 12b-23 under the Securities Exchange Act of 1934, as amended, the information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 13—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Form 10-K.

Item 4.    [Removed and Reserved.]

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common equity consists of Common Stock. There is currently no established public trading market for our Common Stock.

Common Stock

        On June 1, 2011, there was one stockholder of record of our Common Stock, AMC Entertainment Holdings, Inc.

        On October 2, 2008 and March 24, 2009, AMCE used cash on hand to pay dividend distributions to its stockholder, Holdings, in aggregate amounts of $18,420,000 and $17,569,000, respectively. Holdings and Parent used the available funds to make cash interest payments on the Senior Discount Notes due 2014, repurchase treasury stock and make payments related to liability classified options, and pay corporate expenses incurred in the ordinary course of business.

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

        During December of 2010 and January 2011, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $185,034,000 and $76,141,000, respectively. Holdings used the available funds to make a cash payment related to a tender offer for the 12% Senior Discount Notes due 2014.

        During March of 2011, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $1,899,000. Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

Issuer Purchase of Equity Securities

        There were no repurchases of AMCE Common Stock during the thirteen weeks ended March 31, 2011.

Item 6.    Selected Financial Data.

	Years Ended(1)(3)
(In thousands, except operating data)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	53 Weeks Ended April 3, 2008	52 Weeks Ended March 29, 2007
Statement of Operations Data:
Revenues:
Admissions	$1,697,858	$1,711,853	$1,580,328	$1,615,606	$1,576,924
Concessions	664,108	646,716	626,251	648,330	631,924
Other theatre	61,002	59,170	58,908	69,108	94,374

Total revenues	2,422,968	2,417,739	2,265,487	2,333,044	2,303,222

Operating Costs and Expenses:
Film exhibition costs	887,758	928,632	842,656	860,241	838,386
Concession costs	83,187	72,854	67,779	69,597	66,614
Operating expense(7)	713,846	610,774	576,022	572,740	564,206
Rent	475,810	440,664	448,803	439,389	428,044
General and administrative:
Merger, acquisition and transactions costs	14,085	2,280	650	3,739	9,996
Management fee	5,000	5,000	5,000	5,000	5,000
Other	58,136	57,858	53,628	39,102	45,860
Depreciation and amortization	212,413	188,342	201,413	222,111	228,437
Impairment of long-lived assets	12,779	3,765	73,547	8,933	10,686

Operating costs and expenses	2,463,014	2,310,169	2,269,498	2,220,852	2,197,229
Operating income (loss)	(40,046)	107,570	(4,011)	112,192	105,993
Other expense (income)	13,716	(2,559)	(14,139)	(12,932)	(10,267)
Interest expense:
Corporate borrowings	143,522	126,458	115,757	131,157	188,809
Capital and financing lease obligations	6,198	5,652	5,990	6,505	4,669
Equity in earnings of non-consolidated entities(5)	(17,178)	(30,300)	(24,823)	(43,019)	(233,704)
Gain on NCM transactions	(64,441)	—	—	—	—
Investment income(6)	(391)	(205)	(1,696)	(23,782)	(17,385)

Earnings (loss) from continuing operations before income taxes	(121,472)	8,524	(85,100)	54,263	173,871
Income tax provision (benefit)	1,950	(68,800)	5,800	12,620	39,046

Earnings (loss) from continuing operations	(123,422)	77,324	(90,900)	41,643	134,825
Earnings (loss) from discontinued operations, net of income tax provision(2)	569	(7,534)	9,728	1,802	(746)

Net earnings (loss)	$(122,853)	$69,790	$(81,172)	$43,445	$134,079

Balance Sheet Data (at period end):
Cash and equivalents	$301,158	$495,343	$534,009	$106,181	$317,163
Corporate borrowings	2,102,540	1,832,854	1,687,941	1,615,672	1,634,265
Other long-term liabilities	432,439	309,591	308,701	351,310	366,813
Capital and financing lease obligations	65,675	57,286	60,709	69,983	53,125
Stockholder's equity	360,159	760,559	1,039,603	1,133,495	1,391,880
Total assets	3,740,245	3,653,177	3,725,597	3,847,282	4,104,260
Operating Data:
Net cash provided by operating activities	$92,072	$258,015	$200,701	$220,208	$417,751
Capital expenditures	(129,347)	(97,011)	(121,456)	(171,100)	(142,969)
Proceeds from sale/leasebacks	4,905	6,570	—	—	—
Screen additions	55	6	83	136	107
Screen acquisitions	960	—	—	—	32
Screen dispositions	400	105	77	196	243
Average screens—continuing operations(4)	5,086	4,485	4,545	4,561	4,627
Number of screens operated	5,128	4,513	4,612	4,606	4,666
Number of theatres operated	360	297	307	309	318
Screens per theatre	14.2	15.2	15.0	14.9	14.7
Attendance (in thousands)—continuing operations(4)	194,412	200,285	196,184	207,603	213,041

(1)
Cash dividends declared on common stock for fiscal 2011, 2010, 2009 and 2008 were $278,258,000, $329,981,000, $35,989,000 and $296,830,000, respectively.

(2)
All fiscal years presented includes earnings and losses from discontinued operations related to 44 theatres in Mexico that were sold during fiscal 2009. Fiscal 2007 includes losses from discontinued operations related to five theatres in Japan that were sold during fiscal 2006 and five theatres in Iberia that were sold during fiscal 2007.

(3)
Fiscal 2008 includes 53 weeks. All other years have 52 weeks.

(4)
Includes consolidated theatres only.

(5)
During fiscal 2011, fiscal 2010, fiscal 2009 and fiscal 2008, equity in earnings, including cash distributions from NCM, were $32,851,000, $34,436,000, $27,654,000 and $22,175,000, respectively. During fiscal 2008, equity in (earnings) losses of non-consolidated entities includes a gain of $18,751,000 from the sale of Hoyts General Cinema South America and during fiscal 2007 a gain of $238,810,000 related to the NCM, Inc. initial public offering.

(6)
Includes gain of $15,977,000 for the 53 weeks ended April 3, 2008 from the sale of our investment in Fandango, Inc. Includes interest income on temporary cash investments of $17,258,000 for the 52 weeks ended March 29, 2007.

(7)
Includes theatre and other closure expense (income) for fiscal 2011, 2010, 2009, 2008 and 2007 of $60,763,000, $2,573,000, $(2,262,000), $(20,970,000) and $9,011,000, respectively. In the fourth quarter of fiscal 2011, the Company permanently closed 73 underperforming screens in six theatre locations while continuing to operate 89 screens at these locations, and discontinued development of and ceased use of certain vacant and under-utilized retail space at four other theatres, resulting in a charge of $55,015,000 for theatre and other closure expense.

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

Overview

        We are one of the world's leading theatrical exhibition companies. As of March 31, 2011, we owned, operated or had interests in 360 theatres and 5,128 screens with 99%, or 5,073, of our screens in the U.S. and Canada, and 1%, or 55 of our screens in China (Hong Kong), France and the United Kingdom.

        During the fifty-two weeks ended March 31, 2011, we acquired 92 theatres with 928 screens from Kerasotes in the U.S. In connection with the acquisition of Kerasotes, we divested of 11 theatres with 142 screens as required by the Antitrust Division of the United States Department of Justice and acquired two theatres with 26 screens that were received in exchange for three of the divested theatres above with 43 screens. We also permanently closed 22 theatres with 144 screens in the U.S. and temporarily closed and reopened 41 screens at four theatres in the U.S. as part of a remodeling project to allow for dine-in theatres at these locations. We permanently closed 73 underperforming screens at 6 theatre locations in the U.S and Canada and continue to operate 89 screens at these locations. We opened one new managed theatre with 14 screens in the U.S. and acquired one theatre with 6 screens in the U.S. in the ordinary course of business.

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

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items include popcorn, soft drinks, candy, hot dogs, premium concession items, specialty drinks, healthy choice items and made to order hot foods including menu choices such as curly fries, chicken tenders and jalapeño poppers. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region. We have also implemented dine-in theatre concepts at 7 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency including a guest friendly grab and go experience. We design our theatres to have more concessions capacity to make it easier to serve larger numbers of customers. Strategic placement of large concessions stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands.

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

        We have a guest frequency program, AMC Stubs, which allows members to earn $10 for each $100 purchase completed at our theatres. Amounts earned are redeemable by members on future purchases at our theatres. The value of amounts earned are included in deferred revenues and income and recorded as a reduction in admissions and concessions revenues at the time the amounts are earned, based on the selling price of awards that are projected to be redeemed. Earned awards must be redeemed no later than 90 days from the date of issuance. We account for membership fee revenue for our guest frequency program on a deferred basis, net of estimated refunds, whereby revenue is recognized ratably over the one-year membership period.

        During fiscal 2011, films licensed from our six largest distributors based on revenues accounted for approximately 81% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's motion pictures in any given year.

        During the period from 1990 to 2010, the annual number of first-run motion pictures released by distributors in the United States ranged from a low of 370 in 1995 to a high of 634 in 2008, according to the Motion Picture Association of America 2010 MPAA Theatrical Market Statistics. The number of digital 3D films released annually increased to a high of 25 in 2010 from a low of 0 during this same time period.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres, typically our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D enabled screens by 1,128 to 1,603 screens and our IMAX screens by 26 to 107 screens during the fifty-two weeks ended March 31, 2011; and as of March 31, 2011, approximately 33.6% of our screens were 3D enabled screens and approximately 2.1% of our screens were IMAX 3D enabled screens.

Stock-Based Compensation

        We account for stock-based employee compensation arrangements using the fair value method. The fair value of each stock option was estimated on the grant date using the Black-Scholes option pricing model based on assumptions regarding the following: common stock value on the grant date, risk-free interest rate, expected term, expected volatility, and dividend yield. We have elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants as we do not have enough historical experience to provide a reasonable estimate. Compensation cost is calculated on the date of the grant and then amortized over the vesting period.

        We granted 38,876.72873 options on December 23, 2004, 600 options on January 26, 2006, 15,980.45 options on March 6, 2009, and 4,786 options on May 28, 2009 to employees to acquire our common stock. The fair value of these options on their respective grant dates was $22,373,000, $138,000, $2,069,000 and $650,000, respectively. All of these options currently outstanding are equity classified.

        During fiscal 2011, we granted 6,507 options and 6,856 shares of restricted stock. The fair value of these options and restricted shares on their respective grant dates was approximately $1,919,000 and $5,156,000, respectively. All of these options currently outstanding are equity classified.

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

        The common stock value of $339.59 per share used to estimate the fair value of each option on the May 28, 2009 grant date was based upon a valuation prepared by management on behalf of the Compensation Committee of the Board of Directors. Management chose not to obtain a contemporaneous valuation performed by an unrelated valuation specialist as management believed that the valuation obtained at January 1, 2009 and the subsequent stock sales and purchases were recent and could easily be updated and rolled forward without engaging a third party and incurring additional costs. Additionally, management considered that the number of options granted generated a relatively low amount of annual expense over 5 years ($130,100) and that any differences in other estimates of fair value would not be expected to materially impact the related annual expense. The common stock value was estimated based on current estimates of annual operating cash flows multiplied by the current average peer group multiple for similar publicly traded competitors of 6.7x less net indebtedness, plus the current fair value of our investment in NCM. Management compared the estimated stock value of $339.59 per share with the $323.95 value per share discussed above related to the March 6, 2009 option grant and noted the overall increase in value was due the following:

March 6, 2009 grant value per share	$323.95

Decline in net indebtedness	20.15
Increase in value of investment in NCM	37.10
Increase due to peer group multiple	47.89
Decrease in annual operating cash flows	(89.50)

May 28, 2009 grant value per share	$339.59

        The common stock value of $752 per share used to estimate the fair value of each option and restricted share on July 8, 2010 was based upon a contemporaneous valuation reflecting market conditions. The total estimated grant date fair value for 5,484 shares of restricted stock (time vesting) and 1,372 shares of restricted stock (performance vesting, where the performance targets were established at the grant date following ASC 718-10-55-95) was based on $752 per share and was $4,124,000 and $1,032,000, respectively. The estimated grant date fair value of the options granted on 5,484 shares under the 2010 Equity Incentive Plan was $293.72 per share, or $1,611,000, and was determined using the Black-Sholes option-pricing model. The estimated grant date fair value of the options granted on 1,023 shares under the 2004 Stock Option Plan was $300.91 per share, or $308,000, and was determined using the Black-Sholes option-pricing model. The option exercise price for these grants were $752 per share, and the estimated fair value of the shares were $752, resulting in $0 intrinsic value for the option grants. As of March 31, 2011, there was approximately $6,379,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under both the 2010 Equity Incentive Plan and the 2004 Stock Option Plan.

Significant Events

        On March 31, 2011, Marquee Holdings Inc., a direct, wholly-owned subsidiary of Parent and a holding company, the sole asset of which consisted of the capital stock of AMCE, was merged with and into Parent, with Parent continuing as the surviving entity. As a result of the merger, AMCE became a direct subsidiary of Parent.

        During the fourth quarter of our fiscal year ending March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit. On March 28, 2011, management decided to permanently close 73 underperforming screens and auditoriums in six theatre locations in the United States and Canada while continuing to operate 89 screens at these locations. The permanently closed screens are physically segregated from the screens that will remain in operation and access to the closed space is restricted. Additionally, management decided to discontinue development of and cease use of (including for storage) certain vacant and under-utilized retail space at four other theatres in the United States and the United Kingdom. As a result of closing the screens and auditoriums and discontinuing the development and use of the other spaces, we recorded a charge of $55,015,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations during the fiscal year ending March 31, 2011. The charge to theatre and other closure expense reflects the discounted contractual amounts of the existing lease obligations of $53,561,000 for the remaining 7 to 13 year terms of the leases as well as expenses incurred for related asset removal and shutdown costs of $1,454,000. A significant portion of each of the affected properties will be closed and no longer used. The charges to theatre and other closure expense do not result in any new, increased or accelerated obligations for cash payments related to the underlying long-term operating lease agreements. We expect that the estimated future savings in rent expense and variable operating expenses as a result of our exit plan and from operating these ten theatres in a more efficient manner will exceed the estimated loss in attendance and revenues that we may experience related to the closed auditoriums.

        In addition to the auditorium closures, we permanently closed 22 theatres with 144 screens in the U.S. during the fifty-two weeks ended March 31, 2011. We recorded $5,748,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, due primarily to the remaining lease terms of 5 theatre closures and accretion of the closure liability related to theatres closed during prior periods. Of the theatre closures in fiscal 2011, 9 theatres with 35 screens are owned properties with no related lease obligation; 7 theatres with 67 screens had leases that were allowed to expire; a single screen theatre with a management agreement was allowed to expire; and 5 theatres with 41 screens were closed with remaining lease terms in excess of one month. Reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and common area maintenance.

        On December 15, 2010, we completed the offering of $600,000,000 aggregate principal amount of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020"). Concurrently with the initial Notes due 2020 offering, we launched a cash tender offer and consent solicitation for any and all of our then outstanding $325,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2016 ("Notes due 2016") at a purchase price of $1,031 plus a $30 consent fee for each $1,000 of principal amount of currently outstanding Notes due 2016 validly tendered and accepted by us on or before the early tender date (the "Cash Tender Offer"). We used the net proceeds from the issuance of the Notes due 2020 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on $95,098,000 principal amount of Notes due 2016 validly tendered. We recorded a loss on extinguishment related to the Cash Tender Offer of $7,631,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included previously capitalized deferred financing fees of $1,681,000, a tender offer and consent fee paid to the holders of $5,801,000 and other expenses of $149,000. We redeemed the remaining $229,902,000 aggregate principal amount outstanding Notes due 2016 at a price of $1,055 per $1,000 principal amount on February 1, 2011 in accordance with the terms of the indenture. We recorded a loss on extinguishment related to the Cash Tender Offer of $16,701,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included previously capitalized deferred financing fees of $3,958,000, a tender offer and consent fee paid to the holders of $12,644,000 and other expenses of $99,000.

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

        On December 15, 2010, we entered into a third amendment to our Senior Secured Credit Agreement dated as of January 26, 2006 to, among other things: (i) extend the maturity of the term loans held by accepting lenders of $476,597,000 aggregate principal amount of term loans from January 26, 2013 to December 15, 2016 and to increase the interest rate with respect to such term loans, (ii) replace our existing revolving credit facility with a new five-year revolving credit facility (with higher interest rates and a longer maturity than the existing revolving credit facility), and (iii) amend certain of our existing covenants therein. We recorded a loss on the modification of our Senior Secured Credit Agreement of $3,656,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included third party modification fees and other expenses of $3,289,000 and previously capitalized deferred financing fees related to the revolving credit facility of $367,000.

        All of our NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of NCM, Inc. on a share-for-share basis. On August 18, 2010, we sold 6,500,000 shares of common stock of NCM, Inc., in an underwritten public offering for $16.00 per share and reduced our related investment in NCM by $36,709,000, the average carrying amount of all shares owned. Net proceeds received on this sale were $99,840,000, after deducting related underwriting fees and professional and consulting costs of $4,160,000, resulting in a gain on sale of $63,131,000. In addition, on September 8, 2010, we sold 155,193 shares of NCM, Inc. to the underwriters to cover over allotments for $16.00 per share and reduced our related investment in NCM by $867,000, the average carrying amount of all shares owned. Net proceeds received on this sale were $2,384,000, after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1,517,000.

        On March 17, 2011, NCM, Inc., as sole manager of NCM, disclosed the changes in ownership interest in NCM pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 ("2010 Common Unit Adjustment"). This agreement provides for a mechanism for adjusting membership units based on increases or decreases in attendance associated with theatre additions and dispositions. Prior to the 2010 Common Unit Adjustment, we held 18,803,420 units, or a 16.98% ownership interest, in NCM as of December 30, 2010. As a result of theatre closings and dispositions and a related decline in attendance, we elected to surrender 1,479,638 common membership units to satisfy the 2010 Common Unit Adjustment, leaving us with 17,323,782 units, or a 15.66% ownership interest, in NCM as of March 31, 2011. We recorded the surrendered common units as a reduction to deferred revenues for exhibitor services agreement at fair value of $25,361,000, based on a price per share of NCM, Inc. of $17.14 on March 17, 2011 and recorded the reduction of the Company's NCM investment at weighted average cost for Tranche 2 Investments of $25,568,000, resulting in a loss on the surrender of the units of $207,000. The gain from the NCM, Inc. stock sales and the loss from the surrendered NCM common units are reported as Gain from NCM transactions on the Consolidated Statements of Operations.

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. The purchase price for the Kerasotes theatres paid in cash at closing, was $276,798,000, net of cash acquired, and was subject to working capital and other purchase price adjustments. We paid working capital and other purchase price adjustments of $3,808,000 during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts, and have included this amount as part of the total purchase price. The acquisition of Kerasotes significantly increased our size. Accordingly, results of operations for the fifty-two weeks ended March 31, 2011, which include forty-four weeks of operations of the theatres we acquired, are not comparable to our results for the fifty-two weeks ended April 1, 2010. For additional information about the Kerasotes acquisition, see Note 2—Acquisition to our Consolidated Financial Statements under Part II Item 8. of this Annual Report on Form 10-K.

        On March 10, 2010, Digital Cinema Implementation Partners, LLC ("DCIP") completed its financing transactions for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by the Company, Regal Entertainment Group and Cinemark Holdings, Inc. At closing, we contributed 342 projection systems that we owned to DCIP, which we recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. We also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to us after the closing date and prior to fiscal 2010 year-end of $1,262,000. We recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and our carrying value on the date of contribution. On March 26, 2010, we acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that we owned to DCIP for $6,570,000. We recorded a loss on the sale of these 124 systems to DCIP of $697,000. As of March 31, 2011, we operated 2,301 digital projection systems leased from DCIP pursuant to operating leases and anticipate that we will have deployed over 3,800 of these systems in our existing theatres by the end fiscal 2012.

        The additional digital projection systems will allow us to add additional 3D enabled screens to our circuit where we are generally able to charge a higher admission price than 2D. The digital projection systems leased from DCIP and its affiliates will replace most of our existing 35 millimeter projection systems in our U.S. theatres. We are examining the estimated depreciable lives for our existing 35 millimeter projection systems, with a net book value of $5,700,000 as of March 31, 2011, and have adjusted the depreciable lives in order to accelerate the depreciation of the applicable existing 35 millimeter projection systems, so that such systems are fully depreciated at the end of the digital projection system deployment timeframe. We currently estimate that the depreciation expense related to these assets as a result of the acceleration will be $3,800,000, $1,500,000, and $400,000 in fiscal years 2012, 2013, and 2014. Upon full deployment of the digital projection systems, we expect the cash rent expense of such equipment to approximate $4,500,000, annually, and the deferred rent expense to approximate $5,500,000, annually, which will be recognized in our Consolidated Statements of Operations as operating expense.

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

        On December 29, 2008, we sold all of our interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000. During the year ended April 1, 2010, we received payments of $4,315,000 for purchase price related to tax payments and refunds, and a working capital calculation and post closing adjustments. During the year ended March 31, 2011, we received payments, net of legal fees, of $1,840,000 of the purchase price related to tax payments and refunds. Additionally, we estimate that we are contractually entitled to receive an additional $7,251,000 of the purchase price related to tax payments and refunds. While we believe we are entitled to these amounts from Cinemex, the collection will require litigation which was initiated by us on April 30, 2010. Resolution could take place over a prolonged period. In fiscal 2010, as a result of the litigation, we established an allowance for doubtful accounts related to this receivable and further directly charged off certain amounts as uncollectible with an offsetting charge of $8,861,000 recorded to loss on disposal included as a component of discontinued operations.

        The operations and cash flows of the Cinemex theatres have been eliminated from our ongoing operations as a result of the disposal transaction. We do not have any significant continuing involvement in the operations of the Cinemex theatres. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

Critical Accounting Estimates

        Our Consolidated Financial Statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

        Our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information. A listing of some of the more critical accounting estimates that we believe merit additional discussion and aid in better understanding and evaluating our reported financial results are as follows.

        Impairments.    We evaluate goodwill and other indefinite lived intangible assets for impairment annually or more frequently as specific events or circumstances dictate. Impairment for other long lived assets (including finite lived intangibles) is done whenever events or changes in circumstances indicate that these assets may not be fully recoverable. We have invested material amounts of capital in goodwill and other intangible assets in addition to other long lived assets. We operate in a very competitive business environment and our revenues are highly dependent on movie content supplied by film producers. In addition, it is not uncommon for us to closely monitor certain locations where operating performance may not meet our expectations. Because of these and other reasons, over the past three years we have recorded material impairment charges primarily related to long lived assets. For the last three years, impairment charges were $21,604,000 in fiscal 2011, $3,765,000 in fiscal 2010, and $77,801,000 in fiscal 2009. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. These estimates determine whether an impairment has been incurred and also quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing. See Note 1—The Company and Significant Accounting Policies included elsewhere in this Annual Report on Form 10-K for further information.

        Our recorded goodwill was $1,923,667,000 and $1,814,738,000 as of March 31, 2011 and April 1, 2010, respectively. We evaluate goodwill and our trademarks for impairment annually during our fourth fiscal quarter and any time an event occurs or circumstances change that would more likely than not reduce the fair value for a reporting unit below its carrying amount. Our goodwill is recorded in our Theatrical Exhibition operating segment, which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value, we are required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. We determine fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which we believe is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates which fall under Level 3 within the fair value measurement hierarchy.

        We evaluated our enterprise value in fiscal 2011 and fiscal 2010 based on contemporaneous valuations reflecting market conditions. Two valuation approaches were utilized; the income approach and the market approach. The income approach provides an estimate of enterprise value by measuring estimated annual cash flows over a discrete projection period and applying a present value rate to the cash flows. The present value of the cash flows is then added to the present value equivalent of the residual value of the business to arrive at an estimated fair value of the business. The residual value represents the present value of the projected cash flows beyond the discrete projection period. The discount rate is determined using a rate of return deemed appropriate for the risk of achieving the projected cash flows. The market approach used publicly traded peer companies and reported transactions in the industry. Due to conditions and the relatively few sale transactions, the market approach was used to provide additional support for the value achieved in the income approach.

        Key rates used in the income approach for fiscal 2011 and 2010 follow:

Description	Fiscal 2011	Fiscal 2010
Discount rate	9.0%	9.0%
Market risk premium	5.5%	6.0%
Hypothetical capital structure: Debt/Equity	40%/60%	40%/60%

        The discount rate is an estimate of the weighted average cost of debt and equity capital. The required return on common equity was estimated by adding the risk-free required rate of return, the market risk premium (which is adjusted for the Company's estimated market volatility, or beta), and small stock premium.

        The results of our annual goodwill impairment analysis performed during the fourth quarter of fiscal 2011 indicated the estimated fair value of our Theatrical Exhibition reporting unit exceeded its carrying value by approximately $500,000,000. While the fair value of our Theatrical Exhibition operations exceed the carrying value at the present time, small changes in certain assumptions can have a significant impact on fair value. Facts and circumstances could change, including further deterioration of general economic conditions, the number of motion pictures released by the studios, and the popularity of films supplied by our distributors. These and/or other factors could result in changes to the assumptions underlying the calculation of fair value which could result in future impairment of our remaining goodwill.

        The aggregate annual cash flows were determined based on management projections on a theatre-by-theatre basis further adjusted by non-theatre cash flows. The projections considered various factors including theatre lease terms, a reduction in attendance, and a reduction in capital investments in new theatres, given current market conditions and the resulting difficulty with obtaining contracts for new-builds. Cash flow estimates included in the analysis reflect our best estimate of the impact of the roll-out of digital projectors throughout our theatre circuit. Based on the seasonal nature of our business, fluctuations in attendance from period to period are expected and we do not believe that the results would significantly decrease our projections or impact our conclusions regarding goodwill impairment. The anticipated acceleration of depreciation of the 35mm equipment described above under "Significant Events" does not have an impact on our estimation of fair value as depreciation does not impact our projected available cash flow. The expected increases in rent expense upon full deployment of the digital projection systems also described under "Significant Events" were included in the cash flow projections used to estimate our fair value as a part of our fiscal 2011 annual goodwill impairment analysis, and had the impact of reducing the projected cash flows. Cash flows were projected through fiscal 2017 and assumed revenues would increase approximately 3.25% annually primarily due to projected increases in ticket and concession pricing. Costs and expenses, as a percentage of revenue are projected to decrease from 85.5% to 85.1% through fiscal 2017. The residual value is a function of the estimated cash flow for fiscal 2018 divided by a capitalization rate (discount rate less long-term growth rate of 2%), then discounted back to represent the present value of the cash flows beyond the discrete projection period. We utilized the foregoing assumptions about future revenues and costs and expenses for the limited purpose of performing our annual goodwill impairment analysis. These assumptions should not be viewed as "projections" or as representations by us as to expected future performance or results of operations. See "Cautionary Statements Concerning Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K.

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

        There was no goodwill impairment in fiscal 2011 or fiscal 2010.

        Film Exhibition Costs.    We have agreements with film companies who provide the content we make available to our customers. We are required to routinely make estimates and judgments about box office receipts for certain films and for films provided by specific film distributors in closing our books each period. These estimates are subject to adjustments based upon final settlements and determinations of final amounts due to our content providers that are typically based on a film's box office receipts and how well it performs. In certain instances this evaluation is done on a film by film basis or in the aggregate by film production suppliers. We rely upon our industry experience and professional judgment in determining amounts to fairly record these obligations at any given point in time. The accrual made for film costs have historically been material and we expect they will continue to be so into the future. During fiscal years 2011, 2010 and 2009 our film exhibition costs totaled $887,758,000, $928,632,000, and $842,656,000, respectively.

        Income and operating taxes.    Income and operating taxes are inherently difficult to estimate and record. This is due to the complex nature of the U.S. tax code and also because our returns are routinely subject to examination by government tax authorities, including federal, state and local officials. Most of these examinations take place a few years after we have filed our tax returns. Our tax audits in many instances raise questions regarding our tax filing positions, the timing and amount of deductions claimed and the allocation of income among various tax jurisdictions. Our federal and state tax operating loss carried forward of approximately $454,450,000 and $839,666,000, respectively at March 31, 2011, require us to estimate the amount of carry forward losses that we can reasonably be expected to realize using feasible and prudent tax planning strategies that are available to us. Future changes in conditions and in the tax code may change these strategies and thus change the amount of carry forward losses that we expect to realize and the amount of valuation allowances we have recorded. Accordingly future reported results could be materially impacted by changes in tax matters, positions, rules and estimates and these changes could be material.

        Theatre and Other Closure Expense (Income).    Theatre and other closure expense (income) is primarily related to payments made or received or expected to be made or received to or from landlords to terminate leases on certain of our closed theatres, other vacant space and theatres where development has been discontinued. Theatre and other closure expense (income) is recognized at the time the theatre or auditorium closes, space becomes vacant or development is discontinued. Expected payments to or from landlords are based on actual or discounted contractual amounts. We estimate theatre closure expense (income) based on contractual lease terms and our estimates of taxes and utilities. The discount rate we use to estimate theatre and other closure expense (income) is based on estimates of our borrowing costs at the time of closing. Our theatre and other closure liabilities have been measured using a discount rate of approximately 7.55% to 9.0%. During the fourth quarter of our fiscal year ending March 31, 2011, we permanently closed 73 underperforming screens and auditoriums in six theatre locations while continuing to operate the remaining 89 screens, and discontinued the development of and ceased use of certain vacant and under-utilized retail space at four other theatres. As a result of closing the screens and auditoriums and discontinuing the development and use of the other spaces, we recorded a charge of $55,015,000 for theatre and other closure expense. We have recorded theatre and other closure (income) expense, which is included in operating expense in the Consolidated Statements of Operations, of $60,763,000, $2,573,000, and $(2,262,000) during the fiscal years ended March 31, 2011, April 1, 2010, and April 2, 2009, respectively.

        Gift card and packaged ticket revenues.    As noted in our significant accounting policies for revenue we defer 100% of these items and recognize these amounts as they are redeemed by customers or when we estimate the likelihood of future redemption is remote based upon applicable laws and regulations. A vast majority of gift cards are used or partially used. However a portion of the gift cards and packaged ticket sales we sell to our customers are not redeemed and not used in whole or in part. Non-redeemed or partially redeemed cards or packaged tickets are known as "breakage" in our industry. We are required to estimate breakage and do so based upon our historical redemption patterns. Our history indicates that if a card or packaged ticket is not used for 18 months or longer, its likelihood of being used past this 18 month period is remote. When it is determined that a future redemption is remote we record income for unused cards and tickets. We changed our estimate on when packaged tickets would be considered remote in terms of future redemption in fiscal 2008 and changed our estimate of redemption rates for packaged tickets in 2009. Prior to 2008, we had estimated that unused packaged tickets would not become remote in terms of future use until 24 months after they were issued. The change we made to shorten this period from 24 to 18 months and align redemption patterns for packaged tickets with our gift card program represented our best judgment based on continued development of specific historical redemption patterns in our gift cards at AMC. We believe this 18 month period continues to be appropriate and do not anticipate any changes to this policy given our historical experience. We monitor redemptions and if we were to determine changes in our redemption statistics had taken place, we would be required to change the current 18 month time period to a period that was determined to be more appropriate. This could cause us to either accelerate or lengthen the amount of time a gift card or packaged ticket is outstanding prior to being remote in terms of any future redemption.

Operating Results

        The following table sets forth our revenues, costs and expenses attributable to our operations. Reference is made to Note 16—Operating Segment to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information therein.

(In thousands except operating data)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Revenues
Theatrical exhibition
Admissions	$1,697,858	$1,711,853	$1,580,328
Concessions	664,108	646,716	626,251
Other theatre	61,002	59,170	58,908

Total revenues	$2,422,968	$2,417,739	$2,265,487

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$887,758	$928,632	$842,656
Concession costs	83,187	72,854	67,779
Operating expense	713,846	610,774	576,022
Rent	475,810	440,664	448,803
General and administrative expense:
Merger, acquisition and transaction costs	14,085	2,280	650
Management fee	5,000	5,000	5,000
Other	58,136	57,858	53,628
Depreciation and amortization	212,413	188,342	201,413
Impairment of long-lived assets	12,779	3,765	73,547

Operating costs and expenses	$2,463,014	$2,310,169	$2,269,498

Operating Data (at period end):
New theatre screens	55	6	83
Screens acquired	960	—	—
Screen dispositions	400	105	77
Average screens—continuing operations(1)	5,086	4,485	4,545
Number of screens operated	5,128	4,513	4,612
Number of theatres operated	360	297	307
Screens per theatre	14.2	15.2	15.0
Attendance (in thousands)—continuing operations(1)	194,412	200,285	196,184

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

 Reconciliation of Adjusted EBITDA
(unaudited)

(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Earnings (loss) from continuing operations	$(123,422)	$77,324	$(90,900)
Plus:
Income tax provision (benefit)	1,950	(68,800)	5,800
Interest expense	149,720	132,110	121,747
Depreciation and amortization	212,413	188,342	201,413
Impairment of long-lived assets	12,779	3,765	73,547
Certain operating expenses(1)	57,421	6,099	1,517
Equity in earnings of non-consolidated entities	(17,178)	(30,300)	(24,823)
Gain on NCM transactions	(64,441)	—	—
Investment income	(391)	(205)	(1,696)
Other expense(2)	27,988	11,276	—
General and administrative expense:
Merger, acquisition and transaction costs	14,085	2,280	650
Management fee	5,000	5,000	5,000
Stock-based compensation expense	1,526	1,384	2,622

Adjusted EBITDA(3)	$277,450	$328,275	$294,877

(1)
Amounts represent preopening expense, theatre and other closure expense (income), deferred digital equipment rent expense and disposition of assets and other gains included in operating expenses. During the fourth quarter of fiscal 2011, we permanently closed 73 underperforming screens and auditoriums in six theatre locations while continuing to operate the remaining 89 screens, and discontinued the development of and ceased use of certain vacant and under-utilized retail space at four other theatres, resulting in a charge of $55,015,000 for theatre and other closure expense, which significantly increased our annual theatre and other closure expense.

(2)
Other expense for fiscal 2011 is comprised of the loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $24,332,000 and expense related to the modification of the Senior Secured Credit Facility of $3,656,000. Other expense for fiscal 2010 is comprised of the loss on extinguishment of indebtedness related to the redemption of our 8 5/8% Senior Notes due 2012.

(3)
The acquisition of Kerasotes contributed approximately $31,600,000 in Adjusted EBITDA during the period of May 24, 2010 to March 31, 2011.

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

For the Year Ended March 31, 2011 and April 1, 2010

        Revenues.    Total revenues increased 0.2%, or $5,229,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010. Total revenues included approximately $225,200,000 of additional revenues resulting from the acquisition of Kerasotes. Admissions revenues decreased 0.8%, or $13,995,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010, due to a 2.9% decrease in attendance, partially offset by a 2.1% increase in average ticket prices. Attendance was negatively impacted by underperformance of film product during the year ended March 31, 2011 as compared to the year ended April 1, 2010. The increase in average ticket price was primarily due to an increase in attendance from 3D film product for which we are able to charge more per ticket than for a standard 2D film, as well as increases in IMAX and 3D ticket prices. Admission revenues included approximately $148,200,000 of additional revenues resulting from the acquisition of Kerasotes. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2010) decreased 8.2%, or $136,438,000, during the year ended March 31, 2011 from the comparable period last year. Concessions revenues increased 2.7%, or $17,392,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010, due to a 5.9% increase in average concessions per patron, partially offset by the decrease in attendance. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the third quarter of fiscal 2010 and the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items. The increase in concession revenues includes approximately $73,300,000 from Kerasotes. Other theatre revenues increased 3.1%, or $1,832,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010, primarily due to increases in advertising revenues and theatre rentals, partially offset by a reduction in on-line ticket fees. The increase in other theatre revenues includes $3,700,000 from Kerasotes.

        Operating costs and expenses.    Operating costs and expenses increased 6.6%, or $152,845,000 during the year ended March 31, 2011 compared to the year ended April 1, 2010. The effect of the acquisition of Kerasotes was an increase in operating costs and expenses of approximately $237,500,000. Film exhibition costs decreased 4.4%, or $40,874,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010 due to the decrease in admissions revenues and the decrease in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.3% in the current period and 54.2% in the prior year period, due to the underperformance of film product during the current year. Concession costs increased 14.2%, or $10,333,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010 due to an increase in concession costs as a percentage of concessions revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 12.5% in the current period compared with 11.3% in the prior period, primarily due to the concession price and size increases, a shift in product mix to items that generate higher sales but lower percentage margins, and concession offers targeting attendance growth. As a percentage of revenues, operating expense was 29.5% in the current period as compared to 25.3% in the prior period. During the year ended March 31, 2011, we evaluated excess capacity and vacant and under-utilized retail space throughout our theatre circuit and recorded charges to theatre and other closure expense of $60,763,000, which caused our operating expense to increase. See Note 14—Theatre and Other Closure and Disposition of Assets included elsewhere in this Annual Report on Form 10-K for further information. Gains were recorded on disposition of assets during the year ended March 31, 2011 which reduced operating expenses by approximately $9,719,000, primarily due to the sale of a divested AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense increased 8.0%, or $35,146,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010, primarily due to increased rent as a result of the acquisition of Kerasotes of approximately $42,900,000.

General and Administrative Expense:

        Merger, acquisition and transaction costs.    Merger, acquisition and transaction costs increased $11,805,000 during the year ended March 31, 2011 compared to the year ended April 1, 2010. Current year costs primarily consist of costs related to the acquisition of Kerasotes.

        Management fees.    Management fees were unchanged during the year ended March 31, 2011. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 0.5%, or $278,000, during the year ended March 31, 2011 compared to the year ended April 1, 2010 primarily due to increases in salaries expense, advertising and public relations, and estimated expense related to our complete withdrawals from a union-sponsored pension plans of $3,040,000, partially offset by decreases in incentive compensation expense related to declines in operating performance. During the year ended April 1, 2010, we recorded $1,400,000 of expense related to a complete withdrawal from a union-sponsored pension plan.

        Depreciation and amortization.    Depreciation and amortization increased 12.8%, or $24,071,000, compared to the prior year. Increases in depreciation and amortization expense during the year ended March 31, 2011 are the result of increased net book value of theatre assets primarily due to the acquisition of Kerasotes, which contributed $30,900,000 of depreciation expense, partially offset by decreases in the declining net book value of AMC theatre assets.

        Impairment of long-lived assets.    During the year ended March 31, 2011, we recognized non-cash impairment losses of $12,779,000. We recognized an impairment loss of $11,445,000 on seven theatres with 75 screens (in Arizona, California, Maryland, Missouri and New York) in property, net. In addition, we recognized an impairment loss related to a favorable lease of $1,334,000 recorded in intangible assets, net. During the year ended April 1, 2010, we recognized non-cash impairment losses of $3,765,000 related to theatre fixed assets and real estate recorded in other long-term assets. We recognized an impairment loss of $2,330,000 on five theatres with 41 screens (in Florida, California, New York, Utah and Maryland). Of the theatre charge, $2,330,000 was related to property, net. We also adjusted the carrying value of undeveloped real estate assets based on a recent appraisal which resulted in an impairment charge of $1,435,000.

        Other expense (income).    Other expense (income) includes $14,131,000 and $13,591,000 of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the year ended March 31, 2011 and April 1, 2010, respectively. Other expense (income) includes a loss on extinguishment of indebtedness related to the redemption of our 11% Senior

Subordinated Notes due 2016 of $24,332,000 and expense related to the modification of our Senior Secured Credit Facility Term Loan due 2013 of $3,289,000, and Senior Secured Credit Facility Revolver of $367,000 during the year ended March 31, 2011. Other expense (income) includes a loss of $11,276,000 related to the redemption of our 8 5/8% Senior Notes due 2012 during the year ended April 1, 2010.

        Interest expense.    Interest expense increased 13.3%, or $17,610,000, primarily due to an increase in interest expense related to the issuance of our 8.75% Senior Notes due 2019 (the "Notes due 2019") on June 9, 2009 and our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") on December 15, 2010 and modification of our Senior Secured Credit Facility on December 15, 2010.

        Equity in earnings of non-consolidated entities.    Equity in earnings of non-consolidated entities was $17,178,000 in the current year compared to $30,300,000 in the prior year. Equity in earnings related to our investment in National CineMedia, LLC were $32,851,000 and $34,436,000 for the year ended March 31, 2011 and April 1, 2010, respectively. Equity in losses related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $5,231,000 and $4,155,000 for the year ended March 31, 2011 and April 1, 2010, respectively. We recognized an impairment loss of $8,825,000 related to an equity method investment through Midland Empire Partners, LLC during the year ended March 31, 2011.

        Gain on NCM transactions.    The gain on NCM, Inc. shares of common stock sold during the year ended March 31, 2011 was $64,648,000. We also recorded a loss of $207,000 from the surrender of 1,479,638 ownership units in NCM as part of the 2010 Common Unit Adjustment. See Note 6—Investments included elsewhere in this Annual Report on Form 10-K for further information.

        Investment income.    Investment income was $391,000 for the year ended March 31, 2011 compared to $205,000 for the year ended April 1, 2010.

        Income tax provision (benefit).    The income tax provision (benefit) from continuing operations was a provision of $1,950,000 for the year ended March 31, 2011 and a benefit of $68,800,000 for the year ended April 1, 2010. Our income tax benefit in fiscal 2010 includes the release of $71,765,000 of valuation allowance for deferred tax assets. See Note 10—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for our effective income tax rate reconciliation.

        Earnings (loss) from discontinued operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all years presented and include bad debt expense related to amounts due from Cinemex of $8,861,000 for the year ended April 1, 2010. See Note 3—Discontinued Operations included elsewhere in this Annual Report on Form 10-K for the components of the earnings from discontinued operations.

        Net earnings (loss).    Net earnings (loss) were $(122,853,000) and $69,790,000 for the year ended March 31, 2011 and April 1, 2010, respectively. Net loss during the year ended March 31, 2011 was primarily due to theatre and other closure expense of $60,763,000, loss on extinguishment and modification of indebtedness of $27,988,000, increased interest expense of $17,610,000, impairment charges of $21,604,000 in the current year, increased merger and acquisition costs of approximately $11,805,000 primarily due to the acquisition of Kerasotes, and the decrease in attendance, partially offset by the gain on NCM transactions of $64,441,000 and a gain on disposition of assets of approximately $9,719,000. Net earnings during the year ended April 1, 2010 were favorably impacted by a $71,765,000 reduction in the valuation allowance for deferred income tax assets, partially offset by an expense of $11,276,000 related to the redemption of our 8 5/8% Senior Notes due 2012 and losses of

$8,861,000 related to the allowance for doubtful accounts and direct write-offs of amounts due from Cinemex included in discontinued operations.

For the Year Ended April 1, 2010 and April 2, 2009

        Revenues.    Total revenues increased 6.7%, or $152,252,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009. Admissions revenues increased 8.3%, or $131,525,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009, due to a 6.1% increase in average ticket prices and a 2.1% increase in attendance. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2009) increased 8.5%, or $131,470,000, during the year ended April 1, 2010 from the comparable period last year. The increase in average ticket price was primarily due to increases in attendance from IMAX and 3D film product where we are able to charge more per ticket than for a standard 2D film, as well as our practice of periodically reviewing ticket prices and making selective adjustments based upon such factors as general inflationary trends and conditions in local markets. Attendance was positively impacted by more favorable 3D and IMAX film product during the year ended April 1, 2010 as compared to the year ended April 2, 2009, as well as by an increase in the number of IMAX and 3D enabled screens that we operate. Concessions revenues increased 3.3%, or $20,465,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009, due primarily to the increase in attendance. Other theatre revenues increased 0.4%, or $262,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009, primarily due to increases in on-line ticket fees, partially offset by a reduction in theatre rentals.

        Operating costs and expenses.    Operating costs and expenses increased 1.8%, or $40,671,000 during the year ended April 1, 2010 compared to the year ended April 2, 2009. Film exhibition costs increased 10.2%, or $85,976,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009 due to the increase in admissions revenues and the increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current period and 53.3% in the prior year period primarily due to an increase in admissions revenues on higher grossing films, which typically carry a higher film cost as a percentage of admissions revenues. Concession costs increased 7.5%, or $5,075,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009 due to an increase in concession costs as a percentage of concessions revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 11.3% in the current period compared with 10.8% in the prior period. As a percentage of revenues, operating expense was 25.3% in the current period as compared to 25.4% in the prior period. Rent expense decreased 1.8%, or $8,139,000, during the year ended April 1, 2010 compared to the year ended April 2, 2009 primarily due to rent reductions from landlords related to their failure to meet co-tenancy provisions in certain lease agreements and renegotiations on more favorable terms. Rent reductions related to co-tenancy may not continue should our landlords meet the related co-tenancy provisions in the future.

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

        Other expense (income).    Other expense (income) includes $13,591,000 and $14,139,000 of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the year ended April 1, 2010 and April 2, 2009, respectively. Other (income) expense includes a loss on extinguishment of indebtedness of $11,276,000 related to the Cash Tender Offer during the year ended April 1, 2010.

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

        Income tax provision (benefit).    The income tax provision (benefit) from continuing operations was a benefit of $68,800,000 for the year ended April 1, 2010 and a provision of $5,800,000 for the year ended April 2, 2009. Our income tax benefit in fiscal 2010 includes the release of $71,765,000 of valuation allowance for deferred tax assets. See Note 10—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for our effective income tax rate reconciliation.

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

        Net earnings (loss).    Net earnings (loss) were $69,790,000 and $(81,172,000) for the year ended April 1, 2010 and April 2, 2009, respectively. Net earnings were favorably impacted by a $71,765,000 reduction in the valuation allowance for deferred income tax assets. Net earnings during the year ended April 1, 2010 were negatively impacted by an expense of $11,276,000 related to the Cash Tender Offer and by losses of $8,861,000 related to the allowance for doubtful accounts and direct write-offs of amounts due from Cinemex included in discontinued operations. Net loss for the year ended April 2, 2009 was primarily due to impairment charges of $77,801,000.

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

        We have the ability to borrow against our senior secured credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and had approximately $180,226,000 under our Senior Secured Revolving Credit Facility available to meet these obligations as of March 31, 2011. Reference is made to Note 8—Corporate Borrowings and Capital and Financing Lease Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information about our outstanding indebtedness and outstanding indebtedness of Parent.

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures and acquisitions currently and for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), Notes due 2019, and Notes due 2020. We are considering various options with respect to the utilization of cash and equivalents on hand in excess of our anticipated operating needs. Such options might include, but are not limited to, acquisitions of theatres or theatre companies, repayment of corporate borrowings of AMCE and Parent and payment of dividends.

Cash Flows from Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $92,072,000, $258,015,000 and $200,701,000 during the years ended March 31, 2011, April 1, 2010 and April 2, 2009, respectively. The decrease in operating cash flows provided by operating activities during the year ended March 31, 2011 was primarily due to the decrease in net earnings and attendance and also lower amounts of accounts payables and accrued expenses and other liabilities associated with lower levels of business volume and including payments of amounts acquired in the Kerasotes acquisition as well as payments made for merger, acquisition and transaction costs in connection with the Kerasotes acquisition. The increase in operating cash flows during the year ended April 1, 2010 is primarily due to an increase in accrued expenses and other liabilities as a result of increases in accrued interest and annual incentive compensation and the increase in attendance. We had working capital surplus (deficit) as of March 31, 2011 and April 1, 2010 of $(39,596,000) and $143,172,000, respectively. Working capital includes $141,237,000 and $125,842,000 of deferred revenue as of March 31, 2011 and April 1, 2010, respectively.

Cash Flows from Investing Activities

        Cash provided by (used in) investing activities, as reflected in the Consolidated Statement of Cash Flows, were $(250,037,000), $(96,337,000) and $100,925,000 during the years ended March 31, 2011, April 1, 2010 and April 2, 2009, respectively. Cash outflows from investing activities include capital expenditures during the years ended March 31, 2011, April 1, 2010, and April 2, 2009 of $129,347,000, $97,011,000 and $121,456,000, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic initiatives and remodels. We expect that our gross capital expenditures in fiscal 2012 will be approximately $140,000,000 to $150,000,000.

        During the year ended March 31, 2011, we paid $280,606,000 for the purchase of Kerasotes theatres at closing, net of cash acquired. The purchase included working capital and other purchase price adjustments as described in the Unit Purchase Agreement.

        During the year ended March 31, 2011, we received net proceeds of $102,224,000 from the sale of 6,655,193 shares of common stock of NCM, Inc. for $16.00 per share and reduced our related investment in NCM by $37,576,000, the average carrying amount of the shares owned.

        We received $57,400,000 in cash proceeds from the sale of certain theatres required to be divested in connection with the Kerasotes acquisition during the year ended March 31, 2011 and received $991,000 for the sale of real estate acquired from Kerasotes.

        On March 26, 2010, we acquired 117 digital projection systems from third party lessors for $6,784,000 and sold these systems together with seven digital projectors that we owned to DCIP for cash proceeds of $6,570,000 on the same day.

        Cash flows for the year ended April 2, 2009 include proceeds from the sale of Cinemex of $224,378,000 and proceeds from the sale of Fandango of $2,383,000. We have received an additional $1,840,000 and $4,315,000 of purchase price from Cinemex related to tax payments and refunds and a working capital calculation and post closing adjustments during the years ended March 31, 2011 and April 1, 2010, respectively.

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

Cash Flows from Financing Activities

        Cash flows provided by (used in) financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(35,122,000), $(199,132,000), and $129,203,000 during the years ended March 31, 2011, April 1, 2010, and April 2, 2009, respectively.

        Proceeds from the issuance of the 9.75% Senior Subordinated Notes due 2020 were $600,000,000 and deferred financing costs paid related to the issuance of the 9.75% Senior Notes due 2020 were $12,699,000 during the year ended March 31, 2011. In addition, deferred financing costs paid related to the Senior Secured Credit Facility were $1,943,000. During the year ended April 1, 2010, we issued $600,000,000 aggregate principal amount of 8.75% Senior Notes due 2019 ("Notes due 2019"). Proceeds from the issuance of the Notes due 2019 were $585,492,000 and deferred financing costs paid related to the issuance of the 8.75% Senior Notes due 2019 were $16,259,000.

        During the year ended March 31, 2011, we made principal payments of $325,000,000 to repurchase our 11% Senior Subordinated Notes due 2016. In addition, we made payments for tender offer and consent consideration of $18,446,000 for our Notes due 2016.

        During fiscal 2011, we used cash on hand to pay four dividend distributions to Holdings in an aggregate amount of $278,258,000. Holdings and Parent used the available funds to make cash payments to extinguish the 12% Senior Discount Notes due 2014 and the related cash interest payments and to pay corporate overhead expenses incurred in the ordinary course of business and to pay a dividend to Parent. During fiscal 2010, we used cash on hand to pay two dividend distributions to Holdings in an aggregate amount of $329,981,000. Holdings and Parent used the available funds to make cash interest payments on its 12% Senior Discount Notes due 2014, to pay corporate overhead expenses incurred in the ordinary course of business and to pay a dividend to Parent. Parent made payments to purchase term loans and reduced the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend proceeds. During fiscal 2009, we paid two cash dividends totaling $35,989,000 to Holdings and borrowed $185,000,000 under our senior secured credit facility.

        During the fiscal year ended April 1, 2010, we made principal payments of $250,000,000 in connection with a cash tender offer and redemption of all of our then outstanding 8 5/8% Senior Notes due 2012, and we repaid $185,000,000 of revolving credit borrowings under our senior secured credit facility.

Commitments and Contingencies

        Minimum annual cash payments required under existing capital and financing lease obligations, maturities of corporate borrowings, future minimum rental payments under existing operating leases, furniture, fixtures, and equipment and leasehold purchase provisions, ADA related betterments and pension funding that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2011 are as follows:

(In thousands)	Minimum Capital and Financing Lease Payments	Principal Amount of Corporate Borrowings(1)	Interest Payments on Corporate Borrowings(2)	Minimum Operating Lease Payments	Capital Related Betterments(3)	Pension Funding(4)	Total Commitments
2012	$9,424	$6,500	$153,975	$422,605	$56,426	$9,199	$658,129
2013	8,456	145,287	153,366	426,255	7,580	—	740,944
2014	8,107	305,004	149,160	407,275	1,000	—	870,546
2015	8,129	5,004	126,985	402,757	1,000	—	543,875
2016	8,235	5,004	126,810	390,583	1,000	—	531,632
Thereafter	72,699	1,649,076	454,717	2,240,031	—	—	4,416,523

Total	$115,050	$2,115,875	$1,165,013	$4,289,506	$67,006	$9,199	$7,761,649

(1)
Represents cash requirements for the payment of principal on corporate borrowings. Total amount does not equal carrying amount due to unamortized discounts on issuance.

(2)
Interest expense on the term loan portion of our senior secured credit facility was estimated at 1.75% for the Term Loan due 2013 and 3.50% for the Term Loan due 2016 based upon the interest rate in effect as of March 31, 2011.

(3)
Includes committed capital expenditures, investments, and betterments to our circuit including the estimated cost of ADA related betterments. Does not include planned, but non-committed capital expenditures.

(4)
We fund our pension plan such that the plan is in compliance with Employee Retirement Income Security Act ("ERISA") and the plan is not considered "at risk" as defined by ERISA guidelines. The plan has been frozen effective December 31, 2006. Also included are payments due under a withdrawal liability for a union sponsored plan. The retiree health plan is not funded.

        As discussed in Note 10—Income Taxes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, we adopted accounting for uncertainty in income taxes per the guidance in ASC 740, Income Taxes, ("ASC 740"). At March 31, 2011, our company has recognized an obligation for unrecognized benefits of $28,200,000. There are currently unrecognized tax benefits which we anticipate will be resolved in the next 12 months; however, we are unable at this time to estimate what the impact on our effective tax rate will be. Any amounts related to these items are not included in the table above.

Fee Agreement

        In connection with the holdco merger, on June 11, 2007, Parent, Holdings, AMCE and the Sponsors entered into a Fee Agreement (the "Management Fee Agreement"), which replaced the December 23, 2004 fee agreement among Holdings, AMCE and the Sponsors, as amended and restated on January 26, 2006 (the "original fee agreement"). The Management Fee Agreement provides for an annual management fee of $5,000,000, payable quarterly and in advance to our Sponsors, on a pro rata basis, until the earlier of (i) the twelfth anniversary from December 23, 2004, (ii) such time as the Sponsors own less than 20% in the aggregate of Parent. In addition, the Management Fee Agreement provides for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses, and by AMCE to Parent of up to $3,500,000 for fees payable by Parent in any single fiscal year in order to maintain Parents' and AMCE's corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

        Upon the consummation of a change in control transaction or an IPO, the Sponsors will receive, in lieu of quarterly payments of the annual management fee, an automatic fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of March 31, 2011, we estimate this amount would be $25,835,000 should a change in control transaction or an IPO occur.

        The Management Fee Agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

Investment in NCM LLC

        We hold an investment of 15.66% in NCM LLC accounted for following the equity method as of March 31, 2011. The fair market value of these units is approximately $323,435,000 as of March 31, 2011, based upon the closing price of NCM, Inc. common stock. We have little tax basis in these units; therefore, the sale of all these units would require us to report taxable income of approximately $472,305,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

Off-Balance Sheet Arrangements

        Other than the operating leases detailed above in this Form 10-K, under the heading "Commitments and Contingencies," we have no other off-balance sheet arrangements.

New Accounting Pronouncements

        See Note 1—The Company and Significant Accounting Policies to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.

        Market risk on variable-rate financial instruments.    We maintain a Senior Secured Credit Facility comprised of a $192,500,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of March 31, 2011 and had $615,875,000 outstanding under the term loan facility on March 31, 2011. A 100 basis point change in market interest rates would have increased or decreased interest expense on the senior secured credit facility by $6,268,000 during the fifty-two weeks ended March 31, 2011.

        Market risk on fixed-rate financial instruments.    Included in long-term corporate borrowings are principal amounts of $300,000,000 of our Notes due 2014, $600,000,000 of our Notes due 2019, and $600,000,000 of our Notes due 2020. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2014, Notes due 2019, and Notes due 2020 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2014, Notes due 2019, and Notes due 2020.

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens comparative translated earnings from foreign operations increase. A 10% increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $2,634,000 for the fifty-two weeks ended March 31, 2011 and decrease accumulated other comprehensive loss by approximately $10,390,000 as of March 31, 2011. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $4,083,000 for the fifty-two weeks ended March 31, 2011 and increase accumulated other comprehensive loss by approximately $12,699,000 as of March 31, 2011.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

AMC Entertainment Inc.

TO THE STOCKHOLDER OF AMC ENTERTAINMENT INC.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of March 31, 2011, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2011.

Chief Executive Officer and President

Executive Vice President and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
AMC Entertainment Inc.:

        We have audited the accompanying consolidated balance sheets of AMC Entertainment Inc. (and subsidiaries) as of March 31, 2011 and April 1, 2010, and the related consolidated statements of operations, stockholder's equity, and cash flows for the 52-week periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMC Entertainment Inc. (and subsidiaries) as of March 31, 2011 and April 1, 2010, and the results of their operations and their cash flows for the 52-week periods then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting treatment for business combinations due to the adoption of new accounting requirements issued by the FASB, as of April 3, 2009.

                      /s/ KPMG LLP

Kansas City, Missouri
June 3, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of AMC Entertainment, Inc.:

        In our opinion, the accompanying consolidated statements of operations, of stockholder's equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of AMC Entertainment, Inc. and its subsidiaries (the "Company") for the 52 week period ended April 2, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
May 21, 2009

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Revenues
Admissions	$1,697,858	$1,711,853	$1,580,328
Concessions	664,108	646,716	626,251
Other theatre	61,002	59,170	58,908

Total revenues	2,422,968	2,417,739	2,265,487

Operating Costs and Expenses
Film exhibition costs	887,758	928,632	842,656
Concession costs	83,187	72,854	67,779
Operating expense	713,846	610,774	576,022
Rent	475,810	440,664	448,803
General and administrative:
Merger, acquisition and transaction costs	14,085	2,280	650
Management fee	5,000	5,000	5,000
Other	58,136	57,858	53,628
Depreciation and amortization	212,413	188,342	201,413
Impairment of long-lived assets	12,779	3,765	73,547

Operating costs and expenses	2,463,014	2,310,169	2,269,498

Operating income (loss)	(40,046)	107,570	(4,011)
Other expense (income)
Other expense (income)	13,716	(2,559)	(14,139)
Interest expense
Corporate borrowings	143,522	126,458	115,757
Capital and financing lease obligations	6,198	5,652	5,990
Equity in earnings of non-consolidated entities	(17,178)	(30,300)	(24,823)
Gain on NCM transactions	(64,441)	—	—
Investment income	(391)	(205)	(1,696)

Total other expense	81,426	99,046	81,089

Earnings (loss) from continuing operations before income taxes	(121,472)	8,524	(85,100)
Income tax provision (benefit)	1,950	(68,800)	5,800

Earnings (loss) from continuing operations	(123,422)	77,324	(90,900)
Earnings (loss) from discontinued operations, net of income taxes	569	(7,534)	9,728

Net earnings (loss)	$(122,853)	$69,790	$(81,172)

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	March 31, 2011	April 1, 2010
Assets
Current assets:
Cash and equivalents	$301,158	$495,343
Receivables, net of allowance for doubtful accounts of $2,036 and $2,103	26,692	25,545
Other current assets	88,149	73,312

Total current assets	415,999	594,200
Property, net	958,722	863,532
Intangible assets, net	149,493	148,432
Goodwill	1,923,667	1,814,738
Other long-term assets	292,364	232,275

Total assets	$3,740,245	$3,653,177

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$165,416	$175,142
Accrued expenses and other liabilities	138,987	139,581
Deferred revenues and income	141,237	125,842
Current maturities of corporate borrowings and capital and financing lease obligations	9,955	10,463

Total current liabilities	455,595	451,028
Corporate borrowings	2,096,040	1,826,354
Capital and financing lease obligations	62,220	53,323
Deferred revenues for exhibitor services agreement	333,792	252,322
Other long-term liabilities	432,439	309,591

Total liabilities	3,380,086	2,892,618

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	551,955	828,687
Accumulated other comprehensive loss	(3,991)	(3,176)
Accumulated deficit	(187,805)	(64,952)

Total stockholder's equity	360,159	760,559

Total liabilities and stockholder's equity	$3,740,245	$3,653,177

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Cash flows from operating activities:
Net earnings (loss)	$(122,853)	$69,790	$(81,172)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	212,413	188,342	222,483
Impairment of long-lived assets	12,779	3,765	73,547
Deferred income taxes	—	(66,500)	400
Loss on extinguishment and modification of debt	11,806	3,468	—
Gain on NCM transactions	(64,441)	—	—
Theatre and other closure expense	60,763	2,573	(2,262)
Loss (gain) on disposition of Cinemex	(569)	7,534	(14,772)
Loss (gain) on dispositions	(9,719)	1,260	(2,265)
Equity in earnings and losses from non-consolidated entities, net of distributions	18,715	5,862	6,600
Change in assets and liabilities, net of acquisition:
Receivables	4,261	(2,136)	9,010
Other assets	671	2,323	(2,861)
Accounts payable	(30,487)	13,383	20,423
Accrued expenses and other liabilities	(538)	38,030	(17,819)
Other, net	(729)	(9,679)	(10,611)

Net cash provided by operating activities	92,072	258,015	200,701

Cash flows from investing activities:
Capital expenditures	(129,347)	(97,011)	(121,456)
Acquisition of Kerasotes, net of cash acquired	(280,606)	—	—
Proceeds from NCM, Inc. stock sale	102,224	—	—
Proceeds from disposition of long-term assets	58,391	—	—
Purchase of digital projection equipment for sale/leaseback	—	(6,784)	—
Proceeds from sale/leaseback of digital projection equipment	4,905	6,570	—
Proceeds on disposition of Fandango	—	—	2,383
Proceeds on disposition of Cinemex, net of cash disposed	1,840	4,315	224,378
LCE screen integration	—	(81)	(4,700)
Other, net	(7,444)	(3,346)	320

Net cash provided by (used in) investing activities	(250,037)	(96,337)	100,925

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2020	600,000	—	—
Proceeds from issuance of Senior Fixed Rate Notes due 2019	—	585,492	—
Repurchase of Senior Fixed Rate Notes due 2012	—	(250,000)	—
Repurchase of Senior Subordinated Notes due 2016	(325,000)	—	—
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	(5,801)	—	—
Principal payments under Term Loan	(6,500)	(6,500)	(6,500)
Principal payments under capital and financing lease obligations	(4,194)	(3,423)	(3,452)
Deferred financing costs	(14,642)	(16,434)	(525)
Change in construction payables	(727)	6,714	(9,331)
Borrowing (repayment) under Revolving Credit Facility	—	(185,000)	185,000
Dividends paid to Marquee Holdings Inc.	(278,258)	(329,981)	(35,989)

Net cash provided by (used in) financing activities	(35,122)	(199,132)	129,203
Effect of exchange rate changes on cash and equivalents	(1,098)	(1,212)	(3,001)

Net increase (decrease) in cash and equivalents	(194,185)	(38,666)	427,828
Cash and equivalents at beginning of year	495,343	534,009	106,181

Cash and equivalents at end of year	$301,158	$495,343	$534,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (refunded) during the period for:
Interest (including amounts capitalized of $64, $14, and $415)	$150,618	$118,895	$125,935
Income taxes, net	729	(2,033)	16,731
Schedule of non-cash investing and financing activities:
Investment in NCM (See Note 6—Investments)	$86,159	$2,290	$5,453
Investment in DCIP (See Note 6—Investments)	—	21,768	—
Investment in RealD Inc. (See Note 6—Investments)	27,586	—	—
See Note 2—Acquisition for non-cash activities related to acquisition.

See Notes to Consolidated Financial Statements.

AMC Entertainment Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Total Stockholder's Equity
(In thousands, except share and per share data)	Shares	Amount
April 3, 2008 through March 31, 2011
Balance, April 3, 2008	1	$—	$1,190,651	$(3,668)	$(53,488)	$1,133,495
Comprehensive loss:
Net loss	—	—	—	—	(81,172)	(81,172)
Foreign currency translation adjustment	—	—	—	25,558	—	25,558
Change in fair value of cash flow hedges	—	—	—	(1,833)	—	(1,833)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	5,230	—	5,230
Pension and other benefit adjustments	—	—	—	(8,117)	—	(8,117)
Unrealized loss on marketable securities	—	—	—	(109)	—	(109)

Comprehensive loss						(60,443)
ASC 715 (formerly SFAS 158) adoption adjustment	—	—	—	—	(82)	(82)
Stock-based compensation—options	—	—	2,622	—	—	2,622
Dividends to Marquee Holdings Inc.	—	—	(35,989)	—	—	(35,989)

Balance April 2, 2009	1	—	1,157,284	17,061	(134,742)	1,039,603
Comprehensive earnings:
Net earnings	—	—	—	—	69,790	69,790
Foreign currency translation adjustment	—	—	—	(13,021)	—	(13,021)
Change in fair value of cash flow hedges	—	—	—	(6)	—	(6)
Losses on interest rate swaps reclassified to interest expense corporate borrowings	—	—	—	558	—	558
Pension and other benefit adjustments	—	—	—	(8,499)	—	(8,499)
Unrealized loss on marketable securities	—	—	—	731	—	731

Comprehensive earnings						49,553
Stock-based compensation—options	—	—	1,384	—	—	1,384
Dividends to Marquee Holdings Inc.	—	—	(329,981)	—	—	(329,981)

Balance April 1, 2010	1	—	828,687	(3,176)	(64,952)	760,559
Comprehensive loss:
Net loss	—	—	—	—	(122,853)	(122,853)
Foreign currency translation adjustment	—	—	—	(5,678)	—	(5,678)
Pension and other benefit adjustments	—	—	—	(1,109)	—	(1,109)
Unrealized gain on marketable securities	—	—	—	5,972	—	5,972

Comprehensive loss						(123,668)
Stock-based compensation	—	—	1,526	—	—	1,526
Dividends to Marquee Holdings Inc.	—	—	(278,258)	—	—	(278,258)

Balance March 31, 2011	1	$—	$551,955	$(3,991)	$(187,805)	$360,159

See Notes to Consolidated Financial Statements

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

        AMC Entertainment Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States, Canada, China (Hong Kong), France and the United Kingdom. The Company discontinued its operations in Mexico during the third quarter of fiscal 2009. The Company's theatrical exhibition business is conducted through AMC and its subsidiaries and AMCEI.

        AMCE is a wholly owned subsidiary of AMC Entertainment Holdings, Inc. ("Parent"), which is owned by J.P. Morgan Partners, LLC and certain related investment funds ("JPMP"), Apollo Management, L.P. and certain related investment funds ("Apollo"), affiliates of Bain Capital Partners ("Bain"), The Carlyle Group ("Carlyle") and Spectrum Equity Investors ("Spectrum") (collectively the "Sponsors").

        On March 31, 2011, Marquee Holdings Inc. ("Holdings"), a direct, wholly-owned subsidiary of Parent and a holding company, the sole asset of which consisted of the capital stock of AMCE, was merged with and into Parent, with Parent continuing as the surviving entity. As a result of the merger, AMCE became a direct subsidiary of Parent.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Theatre and Other Closure Expense (Income), and (5) Gift card and packaged ticket revenues. Actual results could differ from those estimates.

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

        Fiscal Year:    The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. Fiscal 2011, fiscal 2010, and fiscal 2009 reflect 52 week periods.

        Revenues:    Revenues are recognized when admissions and concessions sales are received at the theatres. The Company defers 100% of the revenue associated with the sales of gift cards and packaged tickets until such time as the items are redeemed or management believes future redemption to be remote based upon applicable laws and regulations. During fiscal 2009, management changed its estimate of redemption rates for packaged tickets. Management believes the 18 month estimate and revised redemption rates are supported by its continued development of specific historical redemption patterns for gift cards and that they are reflective of management's current best estimate. These changes in estimate had the effect of increasing other theatre revenues and earnings from continuing operations by approximately $2,600,000 and $1,600,000, respectively, during fiscal 2009. During the

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

fiscal years ended March 31, 2011, April 1, 2010, and April 2, 2009, the Company recognized $14,131,000, $13,591,000, and $14,139,000 of income, respectively, related to the derecognition of gift card liabilities where management believes future redemption to be remote which was recorded in other expense (income) in the Consolidated Statements of Operations.

        Film Exhibition Costs:    Film exhibition costs are accrued based on the applicable box office receipts and estimates of the final settlement to the film licenses. Film exhibition costs include certain advertising costs. As of March 31, 2011 and April 1, 2010, the Company recorded film payables of $62,598,000 and $78,499,000, respectively, which is included in accounts payable in the accompanying Consolidated Balance Sheets.

        Concession Costs:    The Company records payments from vendors as a reduction of concession costs when earned unless it is determined that the payment was for the fair value of services provided to the vendor where the benefit to the vendor is sufficiently separable from the Company's purchase of the vendor's products. In the latter instance, revenue is recorded when and if the consideration received is in excess of fair value, which excess is recorded as a reduction of concession costs. In addition, if the payment from the vendor is for a reimbursement of expenses, then those expenses are offset.

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

        Guest Frequency Program:    The Company has a guest frequency program, AMC Stubs, which allows members to earn $10 for each $100 purchase completed at its theatres. Amounts earned are redeemable by members on future purchases at the Company's theatres. The value of amounts earned are included in deferred revenues and income and recorded as a reduction in admissions and concessions revenues at the time the amounts are earned, based on the selling price of awards that are projected to be redeemed. Earned awards must be redeemed no later than 90 days from the date of issuance. The Company accounts for membership fee revenue for its guest frequency program on a deferred basis, net of estimated refunds, whereby revenue is recognized ratably over the one-year membership period.

        Advertising Costs:    The Company expenses advertising costs as incurred and does not have any direct-response advertising recorded as assets. Advertising costs were $6,723,000, $9,103,000 and $18,121,000 for the periods ended March 31, 2011, April 1, 2010 and April 2, 2009, respectively, and are recorded in operating expense in the accompanying Consolidated Statements of Operations.

        Cash and Equivalents:    Under the Company's cash management system, checks issued but not presented to banks frequently result in book overdraft balances for accounting purposes and are classified within accounts payable in the balance sheet. The change in book overdrafts are reported as a component of operating cash flows for accounts payable as they do not represent bank overdrafts. The

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

amount of these checks included in accounts payable as of March 31, 2011 and April 1, 2010 was $54,619,000 and $60,943,000, respectively. All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents.

        Intangible Assets:    Intangible assets are recorded at cost or fair value, in the case of intangible assets resulting from acquisitions, and are comprised of lease rights, amounts assigned to theatre leases acquired under favorable terms, customer relationship intangible assets, management contracts, trademarks and trade names each of which are being amortized on a straight-line basis over the estimated remaining useful lives of the assets except for a customer relationship intangible asset, the AMC trademark and the Kerasotes trade names. The customer relationship intangible asset is amortized over eight years based upon the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise used up. This pattern indicates that over 2/3rds of the cash flow generated from the asset is derived during the first five years. The AMC trademark and Kerasotes trade names are considered indefinite lived intangible assets, and therefore are not amortized but rather evaluated for impairment annually. In fiscal 2011, 2010 and 2009, the Company impaired favorable lease intangible assets in the amount of $1,334,000, $0 and $1,364,000, respectively.

        Investments:    The Company accounts for its investments in non-consolidated entities using either the cost or equity methods of accounting as appropriate, and has recorded the investments within other long-term assets in its Consolidated Balance Sheets and records equity in earnings and losses of those entities accounted for following the equity method of accounting within equity in earnings of non-consolidated entities in its Consolidated Statements of Operations. The Company follows the guidance in ASC 323-30-35-3, which prescribes the use of the equity method for investments where the Company has significant influence. The Company classifies gains and losses on sales of and changes of interest in equity method investments within equity in earnings of non-consolidated entities or in separate line items on the face of the Consolidated Statements of Operations when material, and classifies gains and losses on sales of investments accounted for using the cost method in investment income. Gains and losses on cash sales are recorded using the weighted average cost of all interests in the investments. Gains and losses related to non-cash negative common unit adjustments are recorded using the weighted average cost of those units accounted for as Tranche 2 Investments in NCM which were received in connection with prior common unit adjustments. See Note 6—Investments for further discussion of our investments in NCM. As of March 31, 2011, the Company holds equity method investments comprised of a 15.66% interest in NCM, a joint venture that markets and sells cinema advertising and promotions; a 26.22% interest in Movietickets.com, a joint venture that provides moviegoers with a way to buy movie tickets online, access local showtime information, view trailers and read reviews; a 29% interest in Digital Cinema Implementation Partners LLC, a joint venture charged with implementing digital cinema in the Company's theatres; a 50% ownership interest in two U.S. motion picture theatres and one IMAX screen; and a 50% interest in Midland Empire Partners, LLC, a joint venture developing live and film entertainment venues in the Power & Light District of Kansas City, Missouri. During fiscal 2011, the Company formed a motion picture distribution company, Open Road Films and holds a 50% ownership interest. At March 31, 2011, the Company's recorded investments are less than its proportional ownership of the underlying equity in these entities by approximately $8,307,000, excluding NCM. Included in equity in earnings of non-consolidated entities for the 52 weeks ended March 31, 2011 is an impairment charge of $8,825,000 related to a joint

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

venture investment in Midland Empire Partners, LLC. The decline in the fair market value of the investment was considered other than temporary due to inadequate projected future cash flows. Included in equity in earnings of non-consolidated entities for the 52 weeks ended April 2, 2009 is an impairment charge of $2,742,000 related to a theatre joint venture investment. The decline in the fair market value of the investment was considered other than temporary due to competitive theatre builds.

        The Company's investment in RealD Inc. is an available-for-sale marketable equity security and is carried at fair value (Level 1). Unrealized gains and losses on available-for-sale securities are included in the Company's Consolidated Balance Sheets as a component of accumulated other comprehensive loss. See Note 6—Investments for further discussion of our investment in RealD Inc.

        Goodwill:    Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets related to acquisitions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.

        The Company's recorded goodwill was $1,923,667,000 and $1,814,738,000 as of March 31, 2011 and April 1, 2010, respectively. The Company evaluates goodwill and its trademarks for impairment annually as of the beginning of the fourth fiscal quarter or more frequently as specific events or circumstances dictate. The Company's goodwill is recorded in its Theatrical Exhibition operating segment which is also the reporting unit for purposes of evaluating recorded goodwill for impairment. If the carrying value of the reporting unit exceeds its fair value the Company is required to reallocate the fair value of the reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy, see Note 15—Fair Value Measurements.

        The Company performed its annual impairment analysis during the fourth quarter of fiscal 2011. The fair value of the Company's Theatrical Exhibition operations exceed the carrying value by more than 10% and management does not believe that impairment is probable.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company evaluates the classification of its leases following the guidance in ASC 840-10-25. Leases that qualify as capital leases are recorded at the present value of the future minimum rentals over the base term of the lease using the Company's incremental borrowing rate. Capital lease assets are assigned an estimated useful life at the inception of the lease that generally corresponds with the base term of the lease.

        Occasionally, the Company is responsible for the construction of leased theatres and for paying project costs that are in excess of an agreed upon amount to be reimbursed from the developer. ASC 840-40-05-5 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period and therefore is required to account for these projects as sale and leaseback transactions. As a result, the Company has recorded $42,190,000 and $30,956,000 as financing lease obligations for failed sale leaseback transactions on its Consolidated Balance Sheets related to these types of projects as of March 31, 2011 and April 1, 2010, respectively.

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

        Impairment of Long-lived Assets:    The Company reviews long-lived assets, including definite-lived intangibles, investments in non-consolidated subsidiaries accounted for under the equity method, marketable equity securities and internal use software for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company identifies impairments related to internal use software when management determines that the remaining carrying value of the software will not be realized through future use. The Company reviews internal management reports on a quarterly basis as well as monitors current and potential future competition in the markets where it operates for indicators of triggering events or circumstances that indicate potential impairment of individual theatre assets. The Company evaluates theatres using historical and projected data of theatre level cash flow as its primary indicator of potential impairment

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

and considers the seasonality of its business when making these evaluations. The Company performs impairment analysis during the fourth quarter because Christmas and New Year's holiday results comprise a significant portion of the Company's operating cash flow and the actual results from this period, which are available during the fourth quarter of each fiscal year, are an integral part of the impairment analysis. Under these analyses, if the sum of the estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount of the asset, an impairment loss is recognized in the amount by which the carrying value of the asset exceeds its estimated fair value. Assets are evaluated for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. The impairment evaluation is based on the estimated cash flows from continuing use until the expected disposal date for the fair value of furniture, fixtures and equipment. The expected disposal date does not exceed the remaining lease period unless it is probable the lease period will be extended and may be less than the remaining lease period when the Company does not expect to operate the theatre to the end of its lease term. The fair value of assets is determined as either the expected selling price less selling costs (where appropriate) or the present value of the estimated future cash flows. The fair value of furniture, fixtures and equipment has been determined using similar asset sales and in some instances with the assistance of third party valuation studies. The discount rate used in determining the present value of the estimated future cash flows was based on management's expected return on assets during fiscal 2011.

        There is considerable management judgment necessary to determine the estimated future cash flows and fair values of our theatres and other long-lived assets, and, accordingly, actual results could vary significantly from such estimates which fall under Level 3 within the fair value measurement hierarchy, see Note 15—Fair Value Measurements. During fiscal 2011, the Company recognized non-cash impairment losses of $21,604,000 related to long-term assets. The Company recognized an impairment loss of $11,445,000 on seven theatres with 75 screens (in Arizona, California, Maryland, Missouri and New York), which was related to property, net and $1,334,000 related to intangibles, net. The Company also adjusted the carrying value of a joint venture investment, Midland Empire Partners, LLC which resulted in an impairment charge of $8,825,000.

        Impairment losses in the Consolidated Statements of Operations are included in the following captions:

(In thousands)	52 weeks Ended March 31, 2011	52 weeks Ended April 1, 2010	52 weeks Ended April 2, 2009
Impairment of long-lived assets	$12,779	$3,765	$73,547
Equity in earnings of non-consolidated entities	8,825	—	2,742
Investment income	—	—	1,512

Total impairment losses	$21,604	$3,765	$77,801

        Foreign Currency Translation:    Operations outside the United States are generally measured using the local currency as the functional currency. Assets and liabilities are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average rates of exchange. The resultant translation adjustments are included in foreign currency translation adjustment, a separate component of accumulated other comprehensive loss. Gains and losses from foreign currency transactions, except those intercompany transactions of a long-term investment nature, are included in net earnings (loss).

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Stock-based Compensation:    AMCE has no stock-based compensation arrangements of its own; however its parent, AMC Entertainment Holdings, Inc. has granted stock options and restricted stock awards. The options and restricted stock have been accounted for using the fair value method of accounting for stock-based compensation arrangements, and the Company has valued the options using the Black-Scholes formula and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants as it does not have enough historical experience to provide a reasonable estimate. See Note 9—Stockholder's Equity for further information.

        Income and Operating Taxes:    The Company accounts for income taxes in accordance with ASC 740-10. Under ASC 740-10, deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded by the asset and liability method. This method gives consideration to the future tax consequences of deferred income or expense items and recognizes changes in income tax laws in the period of enactment. The statement of operations effect is generally derived from changes in deferred income taxes on the balance sheet.

        AMCE entered into a tax sharing agreement with Parent under which AMCE agreed to make cash payments to Parent to enable it to pay any (i) federal, state or local income taxes to the extent that such income taxes are directly attributable to AMCE or its subsidiaries' income and (ii) franchise taxes and other fees required to maintain Parent's legal existence.

        Casualty Insurance:    For fiscal 2011, the Company was self-insured for general liability up to $500,000 per occurrence and carried a $400,000 deductible limit per occurrence for workers compensation claims. Effective April 1, 2011, the Company is self-insured for general liability up to $1,000,000 per occurrence and carries a $500,000 deductible limit per occurrence for workers compensation claims. The Company utilizes actuarial projections of its ultimate losses to calculate its reserves and expense. The actuarial method includes an allowance for adverse developments on known claims and an allowance for claims which have been incurred but which have not yet been reported. As of March 31, 2011 and April 1, 2010, the Company had recorded casualty insurance reserves of $14,420,000 and $16,253,000, respectively, net of estimated insurance recoveries. The Company recorded expenses related to general liability and workers compensation claims of $12,398,000, $11,363,000 and $10,537,000 for the periods ended March 31, 2011, April 1, 2010 and April 2, 2009, respectively.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 1—THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Expense (Income):    The following table sets forth the components of other expense (income):

	Fifty-two Weeks Ended
(In thousands)	March 31, 2011	April 1, 2010	April 2, 2009
Loss on redemption of 8 5/8% Senior Notes due 2012	$—	$11,276	$—
Loss on redemption of 11% Senior Subordinated Notes due 2016	24,332	—	—
Loss on modification of Senior Secured Credit Facility Term Loan due 2013	3,289	—	—
Loss on modification of Senior Secured Credit Facility Revolver	367	—	—
Gift card redemptions considered to be remote	(14,131)	(13,591)	(14,139)
Other income	(141)	(244)	—

Other expense (income)	$13,716	$(2,559)	$(14,139)

        New Accounting Pronouncements:    In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements, ("ASU 2010-06"). This Update provides a greater level of disaggregated information and enhanced disclosures about valuation techniques and inputs to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and is effective for the Company as of the end of fiscal 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years and was effective for the Company as of the beginning of fiscal 2011. See Note 12—Employee Benefit Plans and Note 15—Fair Value Measurements for required disclosures.

        In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force, ("ASU 2009-13"). This Update provides amendments to the criteria in Subtopic 605-25 that addresses how to separate multiple-deliverable arrangements and how to measure and allocate arrangement consideration to one or more units of accounting. In addition, this amendment significantly expands the disclosure requirements related to multiple-deliverable revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is effective for the Company as of the beginning of fiscal 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

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

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

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

NOTE 2—ACQUISITION

        On May 24, 2010, the Company completed the acquisition of substantially all of the assets (92 theatres and 928 screens) of Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. More than three quarters of the Kerasotes theatres feature stadium seating and almost 90 percent have been built since 1994. The Company acquired Kerasotes based on their highly complementary geographic presence in certain key markets. Additionally, the Company expects to realize synergies and cost savings related to the Kerasotes acquisition as a result of moving to the Company's operating practices, decreasing costs for newspaper advertising and concessions and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies. The purchase price for the Kerasotes theatres paid in cash at closing was $276,798,000, net of cash acquired, and was subject to working capital and other purchase price adjustments as described in the Unit Purchase Agreement. The Company paid working capital and other purchase price adjustments of $3,808,000 during the second quarter of fiscal 2011, based on the final closing date working capital and deferred revenue amounts, and has included this amount as part of the total purchase price.

        The acquisition of Kerasotes is being treated as a purchase in accordance with Accounting Standards Codification, ("ASC") 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is based on management's judgment after evaluating several factors, including bid prices

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 2—ACQUISITION (Continued)

from potential buyers and a valuation assessment. The following is a summary of the final allocation of the purchase price:

(In thousands)	Total
Cash	$809
Receivables, net(1)	3,832
Other current assets	13,428
Property, net	201,520
Intangible assets, net(2)	17,387
Goodwill(3)	119,874
Other long-term assets	4,531
Accounts payable	(13,538)
Accrued expenses and other liabilities	(12,439)
Deferred revenues and income	(1,806)
Capital and financing lease obligations	(12,583)
Other long-term liabilities(4)	(39,600)

Total purchase price	$281,415

(1)
Receivables consist of trade receivables recorded at fair value. The Company did not acquire any other class of receivables as a result of the acquisition of Kerasotes.

(2)
Intangible assets consist of certain Kerasotes' trade names, a non-compete agreement, and favorable leases. See Note 5—Goodwill and Other Intangible Assets for further information.

(3)
Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations. Amounts recorded for goodwill are not subject to amortization and are expected to be deductible for tax purposes.

(4)
Other long-term liabilities consist of certain theatre and ground leases that have been identified as unfavorable.

        During the fifty-two weeks ended March 31, 2011, the Company incurred acquisition-related costs for Kerasotes of approximately $12,600,000, which are included in general and administrative expense: merger, acquisition and transaction costs in the Consolidated Statements of Operations.

        In connection with the acquisition of Kerasotes, the Company divested of seven Kerasotes theatres with 85 screens as required by the Antitrust Division of the United States Department of Justice. The Company also sold the Kerasotes digital projector systems, one vacant theatre that had previously been closed by Kerasotes, and closed another Kerasotes theatre. Proceeds from the divested and closed theatres and other property exceeded the carrying amount by approximately $10,945,000, which was recorded as a reduction to goodwill.

        The Company was also required by the Antitrust Division of the United States Department of Justice to divest of four AMC theatres with 57 screens. The Company recorded a gain on disposition of assets of $10,056,000 for one divested AMC theatre with 14 screens during the fifty-two weeks ended

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 2—ACQUISITION (Continued)

March 31, 2011, which reduced operating expenses by approximately $10,056,000. Additionally, the Company acquired two theatres with 26 screens that were received in exchange for three of the AMC theatres with 43 screens. The Company recorded revenues of approximately $225,200,000 from May 24, 2010 through March 31, 2011 resulting from the acquisition of Kerasotes, and recorded operating costs and expenses of approximately $237,500,000, including $30,900,000 of depreciation and amortization and $12,600,000 of merger, acquisition and transaction costs. The Company recorded $934,000 of other expense related to Kerasotes.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 2—ACQUISITION (Continued)

transactions occurred on the date indicated or to project its results of operations for any future period or date.

(In thousands)	52 Weeks Ended Pro forma March 31, 2011	52 Weeks Ended Pro forma April 1, 2010
	(unaudited)	(unaudited)
Revenues
Admissions	$1,716,426	$1,889,149
Concessions	672,761	727,481
Other theatre	61,790	67,125

Total revenues	2,450,977	2,683,755

Operating Costs and Expenses
Film exhibition costs	897,590	1,021,725
Concession costs	84,616	82,717
Operating expense	729,833	680,638
Rent	480,016	479,290
General and administrative:
Merger, acquisition and transaction costs*	14,085	2,280
Management fee	5,000	5,000
Other	59,787	74,825
Depreciation and amortization	216,095	214,382
Impairment of long-lived assets	12,779	3,765

Operating costs and expenses	2,499,801	2,564,622

Operating income (loss)	(48,824)	119,133
Other expense (income)
Other expense (income)	13,716	(2,559)
Interest expense
Corporate borrowings	143,522	126,458
Capital and financing lease obligations	6,370	6,768
Equity in earnings of non-consolidated entities	(17,178)	(30,300)
Gain on NCM transactions	(64,441)	—
Investment income	(391)	(7)

Total other expense	81,598	100,360

Earnings (loss) from continuing operations before income taxes	(130,422)	18,773
Income tax provision (benefit)	(1,450)	(65,000)

Earnings (loss) from continuing operations	(128,972)	83,773
Earnings (loss) from discontinued operations, net of income taxes	569	(7,534)

Net earnings (loss)	$(128,403)	$76,239

*
Primarily represents non-recurring transaction costs for the acquisition and related transactions.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 2—ACQUISITION (Continued)

	52 Weeks Ended Pro forma March 31, 2011	52 Weeks Ended Pro forma April 1, 2010
	(unaudited)	(unaudited)
Average Screens—continuing operations(1)	5,173	5,271

(1)
Includes consolidated theatres only.

NOTE 3—DISCONTINUED OPERATIONS

        On December 29, 2008, we sold all of our interests in Cinemex, which then operated 44 theatres with 493 screens primarily in the Mexico City Metropolitan Area, to Entretenimiento GM de Mexico S.A. de C.V. ("Entretenimiento"). The purchase price received at the date of the sale and in accordance with the Stock Purchase Agreement was $248,141,000. During the year ended April 1, 2010, we received payments of $4,315,000 for purchase price related to tax payments and refunds, and a working capital calculation and post closing adjustments. During the year ended March 31, 2011, we received payments, net of legal fees, of $1,840,000 of the purchase price related to tax payments and refunds. Additionally as of March 31, 2011, we estimate that we are contractually entitled to receive an additional $7,251,000 of the purchase price related to tax payments and refunds. While we believe we are entitled to these amounts from Cinemex, the collection will require litigation which was initiated by us on April 30, 2010. Resolution could take place over a prolonged period. In fiscal 2010, as a result of the litigation, we established an allowance for doubtful accounts related to this receivable and further directly charged off certain amounts as uncollectible with an offsetting charge of $8,861,000 recorded to loss on disposal included as a component of discontinued operations. The Company does not have any significant continuing involvement in the operations of the Cinemex theatres after the disposition. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        Components of amounts reflected as earnings (loss) from discontinued operations in the Company's Consolidated Statements of Operations are presented in the following table:

Statements of operations data:

(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Revenues
Admissions	$—	$—	$62,009
Concessions	—	—	44,744
Other theatre	—	—	21,755

Total revenues	—	—	128,508

Operating Costs and Expenses
Film exhibition costs	—	—	27,338
Concession costs	—	—	10,158
Operating expense	—	—	32,699
Rent	—	—	14,934
General and administrative—other	—	—	8,880
Depreciation and amortization	—	—	21,070
Loss (gain) on disposal	(569)	7,534	(14,772)

Operating costs and expenses	(569)	7,534	100,307

Operating income (loss)	569	(7,534)	28,201
Other Expense (Income)
Other expense	—	—	416
Interest expense
Corporate borrowings	—	—	7,299
Capital and financing lease obligations	—	—	582
Investment income	—	—	(1,124)

Total other expense	—	—	7,173

Earnings (loss) before income taxes	569	(7,534)	21,028
Income tax provision	—	—	11,300

Net earnings (loss) from discontinued operations	$569	$(7,534)	$9,728

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 4—PROPERTY

        A summary of property is as follows:

(In thousands)	March 31, 2011	April 1, 2010
Property owned:
Land	$51,161	$43,384
Buildings and improvements	184,671	157,142
Leasehold improvements	884,214	824,461
Furniture, fixtures and equipment	1,338,915	1,243,323

	2,458,961	2,268,310
Less-accumulated depreciation and amortization	1,515,466	1,421,367

	943,495	846,943

Property leased under capital leases:
Buildings and improvements	33,864	33,864
Less-accumulated amortization	18,637	17,275

	15,227	16,589

	$958,722	$863,532

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

        Depreciation expense was $182,939,000, $163,506,000, and $174,851,000 for the periods ended March 31, 2011, April 1, 2010, and April 2, 2009, respectively.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        Activity of goodwill is presented below.

(In thousands)
Balance as of April 1, 2010 and April 2, 2009	$1,814,738
Acquisition of Kerasotes	119,874
Goodwill allocated to sales(1)	(10,945)

Balance as of March 31, 2011	$1,923,667

(1)
Reduction in goodwill for sales of eight Kerasotes theatres, digital projector systems and early closure of one theatre. Subsequent to the acquisition, the Company was required to sell certain acquired theatres to comply with government requirements related to the sale. No gains or losses were recorded for these transactions.

        Activity of other intangible assets is presented below:

		March 31, 2011		April 1, 2010
(In thousands)	Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Favorable leases	2 to 10 years	$110,231	$(55,227)	$104,646	$(44,127)
Guest frequency program	2 years	46,000	(41,906)	46,000	(38,870)
Loews' trade name	—	2,300	(2,300)	2,300	(1,920)
Loews' management contracts	12 to 20 years	35,400	(29,570)	35,400	(29,209)
Non-compete agreement	4 years	6,406	(1,084)	—	—
Other intangible assets	11 years	13,309	(13,122)	13,309	(13,097)

Total, amortizable		$213,646	$(143,209)	$201,655	$(127,223)

Unamortized Intangible Assets:
AMC trademark		$74,000		$74,000
Kerasotes trade names		5,056		—

Total, unamortizable		$79,056		$74,000

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Additional information for Kerasotes intangible assets acquired on May 24, 2010 is presented below:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount
Acquired Intangible Assets:
Amortizable Intangible Assets:
Favorable leases	3.6 years	$5,585
Non-compete agreement	5 years	6,406
Management agreement(1)		340

Total, amortizable	4.3 years	$12,331

Unamortizable Intangible Assets:
Kerasotes trade names		$5,056

  (1)
  The management agreement intangible asset was disposed of as required by the Department of Justice.

        Amortization expense associated with the intangible assets noted above is as follows:

(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Recorded amortization	$14,652	$13,934	$21,481

        Estimated amortization expense for the next five fiscal years for intangible assets is projected below:

(In thousands)	2012	2013	2014	2015	2016
Projected amortization expense	$13,782	$12,350	$9,284	$8,427	$7,061

NOTE 6—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for under the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of March 31, 2011, include a 15.66% interest in National CineMedia, LLC ("NCM"), a 50% interest in two U.S. motion picture theatres and one IMAX screen, a 26.22% equity interest in Movietickets.com, Inc. ("MTC"), a 50% interest in Midland Empire Partners, LLC and a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"). During fiscal 2011, the Company and Regal Entertainment Group ("Regal") formed a motion picture distribution company, Open Road Films, and each holds a 50% ownership interest. Indebtedness held by equity method investees is non-recourse to the Company.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

RealD Inc. Common Stock

        The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). Under its RealD Inc. motion picture license agreement, the Company received a ten-year option to purchase 1,222,780 shares of RealD Inc. common stock at approximately $0.00667 per share. The stock options vested in 3 tranches upon the achievement of screen installation targets and were valued at the underlying stock price at the date of vesting. The fair market value of the RealD Inc. common stock is recorded in other long-term assets with an offsetting entry recorded to other long-term liabilities. The aggregate deferred lease incentive recorded in other long-term liabilities was $27,586,000 and is being amortized on a straight-line basis over the remaining terms of the license agreements, which range from approximately 8.6 years to approximately 9.9 years, to reduce RealD license expense recorded in the statement of operations under operating expense. As of March 31, 2011, the unamortized deferred lease incentive balance included in other long-term liabilities was $26,678,000. Any fair value adjustments of RealD Inc. common stock will be recorded to other long-term assets with an offsetting entry to accumulated other comprehensive loss.

DCIP Transactions

        On March 10, 2010, DCIP completed its financing of $660.0 million for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by the Company, Cinemark Holdings, Inc. ("Cinemark") and Regal. At closing the Company contributed 342 projection systems that it owned to DCIP, which were recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. The Company also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to us after the closing date and prior to fiscal 2010 year-end of $1,262,000. The Company recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and the carrying value on the date of contribution. On March 26, 2010 the Company acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that it owned to DCIP for $6,570,000. The Company recorded a loss on the sale of these 124 systems to DCIP of $697,000. On September 20, 2010, the Company sold 29 digital projectors in a sale and lease back to DCIP from its Canadian theatres for $1,655,000 and incurred a loss of $110,000. On October 29, 2010, the Company sold 57 digital projectors from Kerasotes theatres in a sale and leaseback to DCIP for $3,250,000, with no gain or loss recorded on the projectors.

        The digital projection systems leased from DCIP and its affiliates will replace most of the Company's existing 35 millimeter projection systems in its U.S. theatres. The Company adjusted its estimated depreciable lives for its existing equipment that will be replaced and has accelerated the depreciation of these existing 35 millimeter projection systems, based on the estimated digital projection system deployment timeframe. The net book value of the equipment expected to be replaced as of March 31, 2011 is $5,700,000. The projected depreciation expense related to these assets as a result of the acceleration related to our digital deployment plan is $3,800,000, $1,500,000, and $400,000 in fiscal years 2012, 2013, and 2014.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

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

        In connection with the completion of NCM, Inc.'s IPO, on February 13, 2007, the Company entered into the Third Amended and Restated Limited Liability Company Operating Agreement (the "NCM Operating Agreement") among the Company, Regal and Cinemark (the "Founding Members"). Pursuant to the NCM Operating Agreement, the members are granted a redemption right to exchange common units of NCM for, at the option of NCM, Inc., NCM, Inc. shares of common stock on a one-for-one basis, or a cash payment equal to the market price of one share of NCM, Inc.'s common stock. Upon execution of the NCM Operating Agreement, each existing preferred unit of NCM held by the Founding Members was redeemed in exchange for $13.7782 per unit, resulting in the cancellation of each preferred unit. NCM used the proceeds of a new $725,000,000 term loan facility and $59,800,000 of net proceeds from the NCM, Inc. IPO to redeem the outstanding preferred units. The Company received approximately $259,347,000 in the aggregate for the redemption of all its preferred units in NCM. The Company received approximately $26,467,000 from selling common units in NCM to NCM, Inc. in connection with the exercise of the underwriters' over-allotment option in the NCM, Inc. IPO.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

mandatory quarterly distributions of excess cash from NCM. Immediately following the NCM, Inc. IPO, the Company held an 18.6% interest in NCM.

        As a result of NCM, Inc.'s IPO and debt financing, the Company recorded a change of interest gain of $132,622,000 and received distributions in excess of its investment in NCM related to the redemption of preferred and common units of $106,188,000. The Company reduced its investment in NCM to zero and recognized the change of interest gain and the excess distribution in earnings as it has not guaranteed any obligations of NCM and is not otherwise committed to provide further financial support for NCM.

        Annual adjustments to the common membership units are made pursuant to the Common Unit Adjustment Agreement dated as of February 13, 2007 between NCM, Inc. and the Founding Members. The Common Unit Adjustment Agreement was created to account for changes in the number of theatre screens operated by each of the Founding Members. Prior to fiscal 2011, each of the Founding Members has increased the number of screens it operates through acquisitions and newly built theatres. Since these incremental screens and increased attendance in turn provide for additional advertising revenues to NCM, NCM agreed to compensate the Founding Members by issuing additional common membership units to the Founding Members in consideration for their increased attendance and overall contribution to the joint venture. The Common Unit Adjustment Agreement also provides protection to NCM in that the Founding Members may be required to transfer or surrender common units to NCM based on certain limited events, including declines in attendance and the number of screens operated. As a result, each Founding Member's equity ownership interests are proportionately adjusted to reflect the risks and rewards relative to their contributions to the joint venture.

        The Common Unit Adjustment Agreement provides that transfers of common units are solely between the Founding Members and NCM. There are no transfers of units among the Founding Members. In addition, there are no circumstances under which common units would be surrendered by the Company to NCM in the event of an acquisition by one of the Founding Members. However, adjustments to the common units owned by one of the Founding Members will result in an adjustment to the Company's equity ownership interest percentage in NCM.

        Pursuant to our Common Unit Adjustment Agreement, from time to time, common units of NCM held by the Founding Members will be adjusted up or down through a formula ("Common Unit Adjustment") primarily based on increases or decreases in the number of theatre screens operated and theatre attendance generated by each Founding Member. The common unit adjustment is computed annually, except that an earlier common unit adjustment will occur for a Founding Member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent common unit adjustment, will cause a change of 2% or more in the total annual attendance of all of the Founding Members. In the event that a common unit adjustment is determined to be a negative number, the Founding Member shall cause, at its election, either (a) the transfer and surrender to NCM of a number of common units equal to all or part of such Founding Member's common unit adjustment or (b) pay to NCM, an amount equal to such Founding Member's common unit adjustment calculated in accordance with the Common Unit Adjustment Agreement.

        Effective March 27, 2008, the Company received 939,853 common membership units of NCM as a result of the Common Unit Adjustment, increasing the Company's interest in NCM to 19.1%. The

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

Company recorded the additional units received as a result of the Common Unit Adjustment at a fair value of $21,598,000, based on a price for shares of NCM, Inc. on March 26, 2008, of $22.98 per share, and as a new investment (Tranche 2 Investment), with an offsetting adjustment to deferred revenue. Effective May 29, 2008, NCM issued 2,913,754 common membership units to another Founding Member due to an acquisition, which caused a decrease in the Company's ownership share from 19.1% to 18.52%. Effective March 17, 2009, the Company received 406,371 common membership units of NCM as a result of the Common Unit Adjustment, increasing the Company's interest in NCM to 18.53%. The Company recorded these additional units at a fair value of $5,453,000, based on a price for shares of NCM, Inc. on March 17, 2009, of $13.42 per share, with an offsetting adjustment to deferred revenue. Effective March 17, 2010, the Company received 127,290 common membership units of NCM. As a result of the Common Unit Adjustment among the Founding Members, the Company's interest in NCM decreased to 18.23% as of April 1, 2010. The Company recorded the additional units received at a fair value of $2,290,000, based on a price for shares of NCM, Inc. on March 17, 2010, of $17.99 per share, with an offsetting adjustment to deferred revenue. Effective June 14, 2010 and with a settlement date of June 28, 2010, the Company received 6,510,209 common membership units in NCM as a result of an Extraordinary Common Unit Adjustment in connection with the Company's acquisition of Kerasotes. The Company recorded the additional units at a fair value of $111,520,000, based on a price for shares of NCM, Inc. on June 14, 2010, of $17.13 per share, with an offsetting adjustment to deferred revenue. As a result of the Extraordinary Common Unit Adjustment, the Company's interest in NCM increased to 23.05%.

        All of the Company's NCM membership units are redeemable for, at the option of NCM, Inc., cash or shares of common stock of NCM, Inc. on a share-for-share basis. On August 18, 2010, the Company sold 6,500,000 shares of common stock of NCM, Inc. in an underwritten public offering for $16.00 per share and reduced the Company's related investment in NCM by $36,709,000, the average carrying amount of all shares owned. Net proceeds received on this sale were $99,840,000 after deducting related underwriting fees and professional and consulting costs of $4,160,000, resulting in a gain on sale of $63,131,000. In addition, on September 8, 2010, the Company sold 155,193 shares of NCM, Inc. to the underwriters to cover over-allotments for $16.00 per share and reduced the Company's related investment in NCM by $867,000, the average carrying amount of all shares owned. Net proceeds received on this sale were $2,384,000 after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1,517,000. As a result of the membership unit conversions and sales, the Company's ownership interest in NCM was reduced to 17.02% as of September 30, 2010.

        Effective March 17, 2011, the Company was notified by NCM that its Common Unit Adjustment Agreement was determined to be a negative number. The Company elected to surrender 1,479,638 common membership units to satisfy the Common Unit Adjustment, leaving it with 17,323,782 units, or a 15.66% ownership interest in NCM as of March 31, 2011. The Company recorded the surrendered common units as a reduction to deferred revenues for exhibitor services agreement at fair value of $25,361,000, based on a price per share of NCM, Inc. of $17.14 on March 17, 2011, and recorded the reduction of the Company's NCM investment at weighted average cost for Tranche 2 Investments of $25,568,000, resulting in a loss on the surrender of the units of $207,000. The gain from the NCM, Inc. stock sales and the loss from the surrendered NCM common units are reported as Gain from NCM transactions on the Consolidated Statements of Operations.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

        The NCM, Inc. IPO and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM's tangible and intangible assets. On the IPO date, NCM, Inc. and the Founding Members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the Founding Members in amounts equal to 90% of NCM, Inc.'s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.'s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM Inc.'s proportionate share of tax basis in NCM's tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM, Inc.'s taxable years up to and including the 30th anniversary date of the NCM, Inc. IPO and related transactions. Pursuant to the terms of the tax receivable agreement, the Company received payments of $3,796,000 from NCM, Inc. in fiscal year 2009 with respect to NCM, Inc.'s 2007 taxable year, and in fiscal year 2010, the Company received payments of $8,788,000 with respect to NCM, Inc.'s 2008 and 2009 taxable year. In fiscal 2011, the Company received $6,637,000 with respect to NCM, Inc.'s 2008 and 2010 taxable years. Distributions received under the tax receivable agreement from NCM, Inc. were recorded as additional proceeds received related to the Company's Tranche 1 or 2 Investments and were recorded in earnings in a similar fashion to the proceeds received from the NCM, Inc. IPO and the receipt of excess cash distributions.

        As of March 31, 2011, the Company owns 17,323,782 units or a 15.66% interest in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The fair market value of the units in National CineMedia, LLC was approximately $323,435,000 based on a price for shares of NCM, Inc. on March 31, 2011 of $18.67 per share.

Related Party Transactions

        As of March 31, 2011 and April 1, 2010, the Company has recorded $1,708,000 and $1,462,000, respectively, of amounts due from NCM related to on-screen advertising revenue. As of March 31, 2011 and April 1, 2010, the Company had recorded $1,355,000 and $1,502,000, respectively, of amounts due to NCM related to the ESA. The Company recorded revenues for advertising from NCM of $22,408,000, $20,352,000 and $19,116,000 during the fiscal years ended March 31, 2011, April 1, 2010, and April 2, 2009, respectively. The Company recorded expenses related to its beverage advertising agreement with NCM of $12,458,000, $12,107,000 and $15,118,000 during fiscal years 2011, 2010, and 2009, respectively.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

        As of March 31, 2011 and April 1, 2010, the Company has recorded $3,376,000 and $162,000, respectively, of amounts due from DCIP related to equipment purchases made on behalf of DCIP for the installation of digital projection systems. The Company pays equipment rent monthly, in advance, to DCIP and has recorded prepaid rent of $275,000 and $43,000 as of March 31, 2011 and April 1, 2010, respectively. The Company records the equipment rental expense on a straight-line basis including scheduled escalations of rent to commence after six and one-half years from the initial deployment date. The difference between the cash rent and straight-line rent is recorded to deferred rent, in other long-term liabilities. As of March 31, 2011 and April 1, 2010, the Company has recorded $1,471,000 and $43,000 of deferred rent, respectively. The Company recorded digital equipment rental expense of $2,975,000 and $45,000 during the fifty-two weeks ended March 31, 2011 and April 1, 2010, respectively.

Summary Financial Information

        Investments in non-consolidated affiliates accounted for under the equity method as of March 31, 2011, include a 15.66% interest in National CineMedia, LLC ("NCM"), a 50% interest in two U.S. motion picture theatres and one IMAX screen, a 26.22% equity interest in Movietickets.com, Inc. ("MTC"), a 50% interest in Midland Empire Partners, LLC, a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Films.

        Condensed financial information of the Company's non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

Financial Condition:

	March 31, 2011
(In thousands)	NCM	Other	Total
Current assets	$70,582	$68,500	$139,082
Noncurrent assets	301,600	736,490	1,038,090
Total assets	372,182	804,990	1,177,172
Current liabilities	33,216	75,901	109,117
Noncurrent liabilities	847,482	593,477	1,440,959
Total liabilities	880,698	669,378	1,550,076
Stockholders' equity (deficit)	(508,516)	135,612	(372,904)
Liabilities and stockholders' deficit	372,182	804,990	1,177,172
The Company's recorded investment(1)	74,551	28,084	102,635

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

	April 1, 2010
(In thousands)	NCM	Other	Total
Current assets	$88,906	$56,113	$145,019
Noncurrent assets	212,398	174,432	386,830
Total assets	301,304	230,545	531,849
Current liabilities	32,094	6,427	38,521
Noncurrent liabilities	869,335	91,330	960,665
Total liabilities	901,429	97,757	999,186
Stockholders' equity (deficit)	(600,125)	132,788	(467,337)
Liabilities and stockholders' deficit	301,304	230,545	531,849
The Company's recorded investment(1)	28,826	41,096	69,922

(1)
Certain differences in the Company's recorded investment, for one U.S. motion picture theatre where it has a 50% interest, and its proportional ownership share resulting from the acquisition of the asset in a business combination where the investment was initially recorded at fair value, are amortized to equity in (earnings) or losses over the estimated useful life of approximately 20 years for the underlying building.

Operating Results:

	52 Weeks Ended
(In thousands) March 31, 2011	NCM	Other	Total
Revenues	$413,639	$85,539	$499,178
Operating costs and expenses	281,716	107,374	389,090
Net earnings	131,923	(21,835)	110,088
The Company's recorded equity in earnings	32,851	(15,673)	17,178

	52 Weeks Ended
(In thousands) April 1, 2010	NCM	Other	Total
Revenues	$391,815	$40,736	$432,551
Operating costs and expenses	262,578	48,241	310,819
Net earnings	129,237	(7,505)	121,732
The Company's recorded equity in earnings	34,436	(4,136)	30,300

	52 Weeks Ended
(In thousands) April 2, 2009	NCM	Other	Total
Revenues	$380,382	$39,019	$419,401
Operating costs and expenses	277,359	41,415	318,774
Net earnings	103,023	(2,396)	100,627
The Company's recorded equity in earnings	27,654	(2,831)	24,823

        The Company reviews investments in non-consolidated subsidiaries accounted for under the equity method for impairment whenever events or changes in circumstances indicate that the carrying amount

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

of the investment may not be fully recoverable. The Company reviews unaudited financial statements on a quarterly basis and audited financial statements on an annual basis for indicators of triggering events or circumstances that indicate the potential impairment of these investments as well as current equity prices for its investment in NCM LLC and discounted projections of cash flows for certain of its other investees. Additionally, the Company has quarterly discussions with the management of significant investees to assist in the identification of any factors that might indicate the potential for impairment. In order to determine whether the carrying value of investments may have experienced an "other-than-temporary" decline in value necessitating the write-down of the recorded investment, the Company considers the period of time during which the fair value of the investment remains substantially below the recorded amounts, the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, a reduction or cessation in the investee's dividend payments, suspension of trading in the security, qualifications in accountant's reports due to liquidity or going concern issues, investee announcement of adverse changes, downgrading of investee debt, regulatory actions, changes in reserves for product liability, loss of a principal customer, negative operating cash flows or working capital deficiencies and the recording of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value.

        Included in equity in earnings of non-consolidated entities for the fifty-two weeks ended March 31, 2011 is an impairment charge of $8,825,000 related to a joint venture investment. The decline in the fair market value of the investment was considered other than temporary due to inadequate projected cash flows, the nature of losses sustained in current and prior years, negative operating cash flows and the length of time the investee has been operating. Included in equity in earnings of non-consolidated entities for the fifty-two weeks ended April 2, 2009 is an impairment charge of $2,742,000 related to a theatre joint venture investment. The decline in the fair market value of the investment was considered other than temporary due to competitive theatre builds. The impairment charges related to joint venture investments are included with equity in earnings of non-consolidated entities on the Consolidated Statements of Operations.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the fifty-two weeks ended April 2, 2009, April 1, 2010, and March 31, 2011.

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Due to NCM(3)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)	(Gain) Loss on NCM Transactions
Ending balance April 3, 2008	$21,598	$(250,312)	$(4,649)	$—	$—	$—	$—
Receipt under Tax Receivable Agreement	—	—	—	3,796	(3,796)	—	—
Receipt of Common Units	5,453	(5,453)	—	—	—	—	—
Receipt of excess cash distributions	(1,241)	—	—	24,308	(23,067)	—	—
Payments on Loews' Screen Integration Agreement	—	—	4,700	(4,700)	—	—	—
Increase Loews' Screen Integration Liability	—	—	(132)	—	132	—	—
Change in interest loss(4)	(83)	—	—	—	83	—	—
Amortization of deferred revenue	—	2,601	—	—	—	(2,601)	—
Equity in earnings(5)	1,006	—	—	—	(1,006)	—	—

Ending balance April 2, 2009	$26,733	$(253,164)	$(81)	$23,404	$(27,654)	$(2,601)	$—

Receipt under Tax Receivable Agreement	$—	$—	$—	$8,788	$(8,788)	$—	$—
Receipt of Common Units	2,290	(2,290)	—	—	—	—	—
Receipt of excess cash distributions	(1,847)	—	—	25,827	(23,980)	—	—
Payments on Loews' Screen Integration Agreement	—	—	81	(81)	—	—	—
Receipt of tax credits	(1)	—	—	18	(17)	—	—
Change in interest loss(4)	(57)	—	—	—	57	—	—
Amortization of deferred revenue	—	3,132	—	—	—	(3,132)	—
Equity in earnings(5)	1,708	—	—	—	(1,708)	—	—

Ending balance April 1, 2010	$28,826	$(252,322)	$—	$34,552	$(34,436)	$(3,132)	$—

Receipt of Common Units	$111,520	$(111,520)	$—	$—	$—	$—	$—
Exchange and sale of NCM stock(6)	(37,576)	—	—	102,224	—	—	(64,648)
Surrender of Common Units(7)	(25,568)	25,361	—	—	—	—	207
Receipt of excess cash distributions	(8,592)	—	—	28,843	(20,251)	—	—
Receipt under Tax Receivable Agreement	(1,815)	—	—	6,637	(4,822)	—	—
Receipt of tax credits	(7)	—	—	22	(15)	—	—
Amortization of deferred revenue	—	4,689	—	—	—	(4,689)	—
Equity in earnings(5)	7,763	—	—	—	(7,763)	—	—

Ending balance March 31, 2011	$74,551	$(333,792)	$—	$137,726	$(32,851)	$(4,689)	$(64,441)

(1)
The NCM common membership units held by the Company immediately following the NCM, Inc. IPO are carried at zero cost (Tranche 1 Investment). As provided under the Common Unit Adjustment Agreement dated as of February 13, 2007, the Company received additional NCM common membership units in fiscal 2009, 2010, and 2011, valued at $5,453,000, $2,290,000 and $111,520,000, respectively (Tranche 2 Investments).

(2)
Represents the unamortized portion of the Exhibitors Services Agreement (ESA) modification payments received from NCM. Such amounts are being amortized to "Other theatre revenues" over a 30 year period ending in 2036, using a units-of-revenue method, as described in ASC 470-10-35 (formerly EITF 88-18, Sales of Future Revenues).

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 6—INVESTMENTS (Continued)

(6)
All of the Company's NCM membership units are redeemable for, at the option of NCM, cash or shares of common stock of NCM, Inc. on a share-for-share basis. On August 18, 2010, the Company sold 6,500,000 shares of common stock of NCM, Inc. in an underwritten public offering for $16.00 per share and reduced the Company's related investment in NCM by $36,709,000, the average carrying amount of all shares owned. Net proceeds received on this sale were $99,840,000 after deducting related underwriting fees and professional and consulting costs of $4,160,000, resulting in a gain on sale of $63,131,000. In addition, on September 8, 2010, the Company sold 155,193 shares of NCM, Inc. to the underwriters to cover over-allotments for $16.00 per share and reduced the Company's related investment in NCM by $867,000, the average carrying amount of all shares owned. Net proceeds received on this sale were $2,384,000 after deducting related underwriting fees and professional and consulting costs of $99,000, resulting in a gain on sale of $1,517,000.

(7)
As a result of theatre dispositions and closings and a related decline in attendance, the NCM Common Unit Adjustment for calendar 2010 called for a reduction in common units. The Company elected to surrender 1,479,638 common units effective March 17, 2011 at a fair value of $25,361,000 and a weighted average cost basis for Tranche 2 Investments of $25,568,000, resulting in a loss of $207,000. The fair value of the units surrendered reduced the deferred revenues for exhibitor services agreement available for amortization to advertising income for future periods.

Equity Method Accounting for Tranche 1 and Tranche 2 Investments in NCM

        Following the NCM IPO, the Company will not recognize undistributed equity in the earnings on the original NCM membership units (Tranche 1 Investment) until NCM's future net earnings, less distributions received, surpass the amount of the excess distribution. The Company will recognize equity in earnings only to the extent it receives cash distributions from NCM. The Company considers the excess distribution described above as an advance on NCM's future earnings and, accordingly, future earnings of NCM should not be recognized through the application of equity method accounting until such time as the Company's share of NCM's future earnings, net of distributions received, exceeds the excess distribution. The Company believes that the accounting model provided by ASC 323-10-35-22 for recognition of equity investee losses in excess of an investor's basis is analogous to the accounting for equity income subsequent to recognizing an excess distribution.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 7—SUPPLEMENTAL BALANCE SHEET INFORMATION

        Other assets and liabilities consist of the following:

(In thousands)	March 31, 2011	April 1, 2010
Other current assets:
Prepaid rent	$38,250	$34,442
Income taxes receivable	516	1,737
Prepaid insurance and other	12,191	12,127
Merchandise inventory	10,214	8,222
Deferred tax asset	21,100	10,000
Other	5,878	6,784

	$88,149	$73,312

Other long-term assets:
Investments in real estate	$10,504	$5,126
Deferred financing costs	31,107	27,684
Investments in equity method investees	102,635	69,922
Computer software	26,049	28,817
Deferred tax asset	83,400	94,500
Investment in RealD Inc. common stock	33,455	—
Other	5,214	6,226

	$292,364	$232,275

Accrued expenses and other liabilities:
Taxes other than income	$44,460	$39,462
Interest	37,231	26,018
Payroll and vacation	9,516	8,327
Current portion of casualty claims and premiums	6,043	6,005
Accrued bonus	6,164	15,964
Theatre and other closure	6,935	6,694
Accrued licensing and percentage rent	8,058	17,926
Current portion of pension and other benefits liabilities	1,292	1,423
Other	19,288	17,762

	$138,987	$139,581

Other long-term liabilities:
Unfavorable lease obligations	$143,426	$128,027
Deferred rent	112,762	98,034
Pension and other benefits	41,198	42,545
Deferred gain on sale and leaseback transactions	16,656	17,454
Deferred lease incentive	26,678	—
Tax liability	7,000	7,000
Casualty claims and premiums	10,299	12,250
Theatre and other closure	66,917	—
Other	7,503	4,281

	$432,439	$309,591

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS

        A summary of the carrying value of corporate borrowings and capital and financing lease obligations is as follows:

(In thousands)	March 31, 2011	April 1, 2010
Senior Secured Credit Facility-Term Loan due 2013 (1.75% as of March 31, 2011)	$141,779	$622,375
Senior Secured Credit Facility-Term Loan due 2016 (3.50% as of March 31, 2011)	474,096	—
Senior Secured Credit Facility-Revolver	—	—
8% Senior Subordinated Notes due 2014	299,402	299,227
11% Senior Subordinated Notes due 2016	—	325,000
8.75% Senior Fixed Rate Notes due 2019	587,263	586,252
9.75% Senior Subordinated Notes due 2020	600,000	—
Capital and financing lease obligations, 9% - 11.5%	65,675	57,286

	2,168,215	1,890,140
Less: current maturities	(9,955)	(10,463)

	$2,158,260	$1,879,677

        Minimum annual payments required under existing capital and financing lease obligations (net present value thereof) and maturities of corporate borrowings as of March 31, 2011 are as follows:

	Capital and Financing Lease Obligations
				Principal Amount of Corporate Borrowings
(In thousands)	Minimum Lease Payments	Less Interest	Principal		Total
2012	$9,424	$5,969	$3,455	$6,500	$9,955
2013	8,456	5,649	2,807	145,287	148,094
2014	8,107	5,378	2,729	305,004	307,733
2015	8,129	5,089	3,040	5,004	8,044
2016	8,235	4,760	3,475	5,004	8,479
Thereafter	72,699	22,530	50,169	1,649,076	1,699,245

Total	$115,050	$49,375	$65,675	$2,115,875	$2,181,550

Senior Secured Credit Facility

        The senior secured credit facility is with a syndicate of banks and other financial institutions and, prior to the third amendment on December 15, 2010, had provided AMC Entertainment financing of up to $850,000,000, consisting of a $650,000,000 term loan facility with a maturity date of January 26, 2013 and a $200,000,000 revolving credit facility that matures in 2012. The revolving credit facility includes borrowing capacity available for letters of credit and for swingline borrowings on same-day notice. On December 15, 2010, the Company entered into a third amendment to its Senior Secured Credit Agreement dated as of January 26, 2006 to, among other things: (i) extend the maturity of the term loans held by accepting lenders and to increase the interest rate with respect to such term loans,

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

(ii) replace the Company's existing revolving credit facility (with higher interest rates and a longer maturity than the existing revolving credit facility), and (iii) amend certain of the existing covenants therein. The following are key terms of the amendment:

  •
  The term loan maturity was extended to December 15, 2016 (the "Term Loan due 2016") for the then aggregate principal amount of $476,597,000 held by lenders who consented to the amendment. The remaining aggregate term loan principal amount of $142,528,000 will mature on January 26, 2013 (the "Term Loan due 2013"). Borrowings under the senior secured credit facility bear interest at a rate equal to an applicable margin plus, at the Company's option, either a base rate or LIBOR. The current applicable margin for borrowings under the Term Loan due 2013 is 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings and the applicable margin for borrowings under the Term Loan due 2016 is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. The Company will repay $374,088 of the Term Loan due 2013 quarterly through September 30, 2012, with any remaining balance due on January 26, 2013 and repay $1,250,912 of the Term Loan due 2016 quarterly through September 30, 2016, with any remaining balance due on December 15, 2016. AMC Entertainment may voluntarily repay outstanding loans under the senior secured credit facility at any time without premium or penalty, other than customary "breakage" costs with respect to LIBOR loans.

  •
  The new five-year revolving credit facility includes a borrowing capacity of $192,500,000 through December 15, 2015 and is available for letters of credit and for swingline borrowings on same-day notice. The current applicable margin for borrowings under the revolving credit facility is 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings. The Company is required to pay an unused commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. It will also pay customary letter of credit fees. As of March 31, 2011, AMC Entertainment had approximately $12,274,000 in outstanding letters of credit issued under the credit facility, leaving $180,226,000 available to borrow against the revolving credit facility.

        The Company recorded a loss on the modification of the Senior Secured Credit Agreement of $3,656,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included third party modification fees and other expenses of $3,289,000 and previously capitalized financing fees related to the revolving credit facility of $367,000. The Company capitalized deferred financing costs paid to creditors of $1,943,000 related to the modification of the Senior Secured Credit Agreement during the year ended March 31, 2011.

        All obligations under the senior secured credit facility are guaranteed by each of AMC Entertainment's wholly-owned domestic subsidiaries. All obligations under the senior secured credit facility, and the guarantees of those obligations (as well as cash management obligations), are secured by substantially all of AMC Entertainment's assets as well as those of each subsidiary guarantor.

        The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, AMC Entertainment's ability, and the ability of its subsidiaries, to sell assets; incur additional indebtedness; prepay other indebtedness (including the notes); pay dividends

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

and distributions or repurchase their capital stock; create liens on assets; make investments; make certain acquisitions; engage in mergers or consolidations; engage in certain transactions with affiliates; amend certain charter documents and material agreements governing subordinated indebtedness, including the 8% Senior Subordinated Notes due 2014, the 8.75% Senior Notes due 2019, and the 9.75% Senior Subordinated Notes due 2020; change the business conducted by it and its subsidiaries; and enter into agreements that restrict dividends from subsidiaries.

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

        AMCE is restricted, in certain circumstances, from paying dividends to Parent by the terms of the indentures governing its outstanding senior and subordinated notes and its senior secured credit facility. AMCE has not guaranteed the indebtedness of Parent nor pledged any of its assets as collateral to secure debt of Parent.

Notes Due 2014

        On February 24, 2004, AMC Entertainment sold $300,000,000 aggregate principal amount of 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"). AMC Entertainment applied the net proceeds from the sale of Notes due 2014, plus cash on hand, to redeem all outstanding $200,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2009 and $83,406,000 aggregate principal amount of its Notes due 2011. The Notes due 2014 bear interest at the rate of 8% per annum, payable in March and September. The Notes due 2014 are redeemable at the option of AMC Entertainment, in whole or in part, at any time on or after March 1, 2009 at 104% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after March 1, 2012, plus in each case interest accrued to the redemption date. The Notes due 2014 are unsecured senior subordinated indebtedness and subordinated to all existing and future senior indebtedness of AMC Entertainment.

        In connection with the merger, in which the Company was acquired by Holdings in fiscal 2005, the carrying value of the Notes due 2014 was adjusted to fair value. As a result, a discount of $1,500,000 was recorded and will be amortized to interest expense over the remaining term of the notes.

        The indenture relating to our Notes due 2014 allows us to incur all permitted indebtedness (as defined therein) without restriction, which includes all amounts borrowed under our senior secured credit facility. The indenture also allows us to incur any amount of additional debt as long as we can satisfy the coverage ratio of each indenture, after giving effect to the event on a pro forma basis (under the indenture for the Notes due 2014). Under the indenture for the Notes due 2014 (the Company's most restrictive indenture), we could borrow approximately $466,600,000 (assuming an interest rate of 8.75% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the coverage ratios of the indentures, generally we can incur, in addition to amounts borrowed under the senior secured credit facility, no more than $100,000,000 of new "permitted

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

indebtedness" under the terms of the indentures relating to the Notes due 2014 and the Parent Term Loan Facility.

Notes Due 2016

        Concurrently with the 9.75% Senior Subordinated Notes due 2020 ("Notes due 2020") offering, the Company launched a cash tender offer and consent solicitation for any and all of its then outstanding $325,000,000 aggregate principal amount 11% Senior Subordinated Notes due 2016 (the "Notes due 2016") at a purchase price of $1,031 plus a $30 consent fee for each $1,000 of principal amount of outstanding Notes due 2016 validly tendered and accepted by the Company on or before the early tender date (the "Cash Tender Offer"). The Company used the net proceeds from the issuance of the Notes due 2020 on December 15, 2010 to pay the consideration for the Cash Tender Offer plus accrued and unpaid interest on $95,098,000 principal amount of Notes due 2016 validly tendered. The Company recorded a loss on extinguishment related to the Cash Tender Offer of $7,631,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included previously capitalized deferred financing fees of $1,681,000, a tender offer and consent fee paid to the holders of $5,801,000 and other expenses of $149,000. The Company redeemed the remaining $229,902,000 aggregate principal amount outstanding Notes due 2016 at a price of $1,055 per $1,000 principal amount on February 1, 2011 in accordance with the terms of the indenture. The Company recorded a loss on extinguishment related to the Cash Tender Offer of $16,701,000 in Other expense during the fifty-two weeks ended March 31, 2011, which included previously capitalized deferred financing fees of $3,958,000, a tender offer and consent fee paid to the holders of $12,644,000 and other expenses of $99,000.

Notes Due 2019

        On June 9, 2009, AMC Entertainment issued $600,000,000 aggregate principal amount of 8.75% Senior Notes due 2019 (the "Notes due 2019") issued under an indenture (the "Indenture"), with U.S. Bank, National Association, as trustee. The Company applied the net proceeds from the sale of Notes due 2019 to redeem the then outstanding $250,000,000 aggregate principal amount of its 8 5/8% Senior Notes due 2012 (the "Fixed Notes due 2012"). On June 9, 2009, the Company redeemed $238,065,000 principal amount of the Fixed Notes due 2012 at a purchase price of $1,000 plus a $30 consent fee for each $1,000 of principal amount, plus accrued and unpaid interest, of the outstanding Fixed Notes due 2012 that were validly tendered and accepted by the Company on or before the early tender date (the "Cash Tender Offer"). The Company recorded a loss on extinguishment related to the Cash Tender Offer of $10,826,000 in Other expense during the fifty-two weeks ended April 1, 2010, which included previously capitalized deferred financing fees of $3,312,000, a consent fee paid to the holders of $7,142,000 and other expenses of $372,000. On August 15, 2009, the Company redeemed the remaining $11,935,000 of Fixed Notes due 2012 at a price of $1,021.56 per $1,000 principal in accordance with the terms of the indenture. The Company recorded a loss of $450,000 in Other expense related to the extinguishment of the remaining Fixed Notes due 2012 during the fifty-two weeks ended April 1, 2010, which included previously capitalized deferred financing fees of $157,000, consent fee paid to the holders of $257,000 and other expenses of $36,000.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        The Notes due 2019 bear interest at a rate of 8.75% per annum, payable on June 1 and December 1 of each year (commencing on December 1, 2009), and have a maturity date of June 1, 2019. The Notes due 2019 are redeemable at our option in whole or in part, at any time on or after June 1, 2014 at 104.375% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after June 1, 2017, plus accrued and unpaid interest to the redemption date. In addition, AMC Entertainment may redeem up to 35% of the aggregate principal amount of the notes using net proceeds from certain equity offerings completed on or prior to June 1, 2012 at a redemption price of 108.75%. The Company capitalized deferred financing costs of $16,259,000 related to the issuance of the Notes due 2019 during the year ended April 1, 2010.

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

Notes Due 2020

        On December 15, 2010, the Company completed the offering of $600,000,000 aggregate principal amount of its 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020"). The Notes due 2020 mature on December 1, 2020, pursuant to an indenture dated as of December 15, 2010, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (the "Indenture"). The Company will pay interest on the Notes due 2020 at 9.75% per annum, semi-annually in arrears on June 1 and December 1, commencing on June 1, 2011. The Company may redeem some or all of the Notes due 2020 at any time on or after December 1, 2015 at 104.875% of the principal amount thereof, declining ratably to 100% of the principal amount thereof on or after December 1, 2018, plus accrued and unpaid interest to the redemption date. In addition, the Company may redeem up to 35% of the aggregate principal amount of the Notes due 2020 using net proceeds from certain equity offerings completed prior to December 1, 2013 at a redemption price of 109.75%. The Company capitalized deferred financing costs of $12,699,000 related to the issuance of Notes due 2020 during the year ended March 31, 2011. The Notes due 2020 are unsecured senior subordinated indebtedness and subordinated to all existing and future senior indebtedness of AMC Entertainment.

        The Indenture provides that the Notes due 2020 are general unsecured senior subordinated obligations of the Company and are fully and unconditionally guaranteed on a joint and several senior subordinated unsecured basis by all of its existing and future domestic restricted subsidiaries that guarantee its other indebtedness.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

        The indenture governing the Notes due 2020 contains covenants limiting other indebtedness, dividends, purchases or redemptions of stock, transactions with affiliates and mergers and sales of assets.

        As of March 31, 2011, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2014, the Notes due 2019, and the Notes due 2020.

Change of Control

        Upon a change of control (as defined in the indentures), AMCE would be required to make an offer to repurchase all of the outstanding Notes due 2014, Notes due 2019, and Notes due 2020 at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of repurchase. The Sponsors are considered Permitted Holders as defined in each of the indentures and as such could create certain voting arrangements that would not constitute a change of control under the indentures.

Holdings Discount Notes Due 2014

        To help finance the merger with Holdings, Holdings issued $304,000,000 aggregate principal amount at maturity of its 12% Senior Discount Notes due 2014 ("Discount Notes due 2014") for gross proceeds of $169,917,760. Holdings was a holding company with no operations of its own and had no ability to service interest or principal on the Discount Notes due 2014 other than through any dividends it received from AMCE. On any interest payment date prior to August 15, 2009, Holdings was permitted to commence paying cash interest (from and after such interest payment date) in which case (i) Holdings would be obligated to pay cash interest on each subsequent interest payment date, (ii) the notes would cease to accrete after such interest payment date and (iii) the outstanding principal amount at the maturity of each note would be equal to the accreted value of such notes as of such interest payment date. Holdings commenced paying cash interest on August 16, 2007 and made its first semi-annual interest payment on February 15, 2008 at which time the principal became fixed at $240,795,000.

        Concurrently with the Notes due 2020 offering on December 15, 2010, Holdings launched a cash tender offer and consent solicitation for any and all of its outstanding $240,795,000 aggregate principal amount (accreted value) of its Discount Notes due 2014 at a purchase price of $797 plus a $30 consent fee for each $1,000 face amount (or $792.09 accreted value) of the then outstanding Discount Notes due 2014 validly tendered and accepted by Holdings. AMCE used cash on hand to make a dividend payment of $185,034,000 on December 15, 2010 to its stockholder, Holdings, which was treated as a reduction of additional paid-in capital. Holdings used the funds received from AMCE to pay the consideration for the Discount Notes due 2014 cash tender offer plus accrued and unpaid interest on $170,684,000 principal amount (accreted value) of the Discount Notes due 2014 validly tendered. Holdings redeemed the remaining $70,111,000 (accreted value) outstanding Discount Notes due 2014 at a price of $823.77 per $1,000 face amount (or $792.09 accreted value) on January 3, 2011, using funds from an additional dividend received from AMCE of $76,141,000.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 8—CORPORATE BORROWINGS AND CAPITAL AND FINANCING LEASE OBLIGATIONS (Continued)

Parent Term Loan Facility

        To help finance the dividend paid by Parent to its stockholders discussed in Note 9—Stockholder's Equity, Parent entered into a $400,000,000 Credit Agreement dated as of June 13, 2007 ("Parent Term Loan Facility") for net proceeds of $396,000,000. Costs related to the issuance of the Parent Term Loan Facility were capitalized and are charged to interest expense, following the interest method, over the life of the Parent Term Loan Facility. During fiscal 2010, Parent made payments to purchase term loans and reduce the principal balance of its Parent Term Loan Facility from $466,936,000 to $193,290,000 with a portion of the dividend provided by the Company. As of March 31, 2011, the principal balance of the Parent Term Loan Facility, including unpaid interest, was $209,954,000 and the interest rate on borrowings thereunder was approximately 5.30% per annum.

        Parent is a holding company with no operations of its own and has no ability to service interest or principal on the Parent Term Loan Facility other than through dividends it may receive from AMCE. AMCE is restricted, in certain circumstances, from paying dividends to Parent by the terms of the indentures governing its Notes due 2014, Notes due 2019, Notes due 2020 and the senior secured credit facility. AMCE has not guaranteed the indebtedness of Parent nor pledged any of its assets as collateral and the obligation is not reflected on AMCE's balance sheet.

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

        Parent may voluntarily repay outstanding loans under the Parent Term Loan Facility, in whole or in part, together with accrued interest to the date of such prepayment on the principal amount prepaid at any time at 100% of principal. Unpaid principal and interest on outstanding loans under the Parent Term Loan Facility are required to be repaid upon maturity on June 13, 2012.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 9—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of March 31, 2011 which is owned by Parent.

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

        Pursuant to the terms of the Merger Agreement, on January 26, 2006, in connection with the consummation of the Merger, Holdings issued 256,085.61252 voting shares of Class L-1 Common Stock, par value $0.01 per share ("Class L-1 Common Stock"), 256,085.61252 voting shares of Class L-2 Common Stock, par value $0.01 per share ("Class L-2 Common Stock" and, together with the Class L-1 Common Stock, the "Class L Common Stock"), 382,475 voting shares of Class A-1 Common Stock, par value $0.01 per share (the "Class A-1 Common Stock"), 382,475 voting shares of Class A-2 Common Stock, par value $0.01 per share (the "Class A-2 Common Stock" and, together with the Class A-1 Common Stock, the "Class A Common Stock"), and 5,128.77496 nonvoting shares of Class N Common Stock, par value $0.01 per share (the Class N Common Stock"), such that (i) the former non-management stockholders of LCE Holdings, including the Bain Investors, the Carlyle Investors and the Spectrum Investors (collectively, the "Former LCE Sponsors"), hold all of the outstanding shares of Class L Common Stock, (ii) the pre-existing non-management stockholders of Holdings, including the JPMP Investors and the Apollo Investors (collectively, the "Pre-Existing Holdings Sponsors" and, the Pre-Existing Holdings Sponsors together with the Former LCE Sponsors, the "Sponsors") and other co-investors (the "Coinvestors"), held all of the outstanding shares of Class A Common Stock, and (iii) management stockholders of Holdings (the "Management Stockholders" and, together with the Sponsors and Coinvestors, the "Stockholders") hold all of the non-voting Class N Common Stock.

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

stockholders. The holdco merger was effected by the Sponsors to facilitate a previously announced debt financing by Parent and a related dividend to its stockholders.

        On October 2, 2008 and March 24, 2009, AMCE used cash on hand to pay dividend distributions to its stockholder, Holdings, in aggregate amounts of $18,420,000 and $17,569,000, respectively. Holdings and Parent used the available funds to make cash interest payments on the Senior Discount Notes due 2014, repurchase treasury stock and make payments related to liability classified options, and pay corporate expenses incurred in the ordinary course of business.

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

        During December of 2010 and January 2011, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $185,034,000 and $76,141,000, respectively. Holdings used the available funds to make a cash payment related to a tender offer for the 12% Senior Discount Notes due 2014.

        During March of 2011, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $1,899,000. Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

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

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has amended and restated its 2004 Stock Option Plan ("2004 Stock Option Plan") and the 2010 Equity Incentive

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

Plan. The Company has recorded stock-based compensation expense of $1,526,000, $1,384,000, and $2,622,000 within general and administrative: other during each of the fifty-two weeks ended March 31, 2011, April 1, 2010, and April 2, 2009, respectively. Compensation expense for stock options and restricted stock are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation for awards and all outstanding options of $1,526,000 and $1,384,000 during fiscal 2011 and 2010, respectively.

        As of March 31, 2011, there was approximately $6,379,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements under both the 2010 Equity Incentive Plan and the 2004 Stock Option Plan expected to be recognized over a weighted average 3.3 years.

2004 Stock Option Plan

        Parent has adopted a stock-based compensation plan that permits a maximum of 49,107.44681 options to be issued on Parent's stock under the 2004 Stock Option Plan. The stock options have a ten year term and generally step vest in equal amounts from one to three or five years from the date of the grant. Vesting may accelerate for a certain participant if there is a change of control (as defined in the employee agreement). All outstanding options have been granted to employees of the Company.

        The Company accounts for stock options using the fair value method of accounting and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants, as it does not have enough historical experience to provide a reasonable estimate. The Company has valued the options granted during the fifty-two weeks ended April 1, 2010 using the Black-Scholes option pricing model, which included a valuation prepared by management on behalf of the Compensation Committee of the Board of Directors of Parent. This reflected market conditions as of May 28, 2009 which indicated a fair value price per share of the underlying shares of $339.59 per share, a purchase of 2,542 shares by Parent for $323.95 per share from the Company's former Chief Executive Officer pursuant to his Separation and General Release Agreement dated February 23, 2009 and a sale of 385.862 shares by Parent to the Company's current Chief Executive Officer pursuant to his Employment Agreement dated February 23, 2009 for $323.95 per share. See Assumptions Used to Estimate Option Values below for further information regarding assumptions used in determining fair value.

        On July 8, 2010, the Board approved a grant of 1,023 non-qualified stock options to a certain employee of the Company under the amended and restated 2004 Stock Option Plan. These options vest ratably over 5 years with an exercise price of $752 per share. Expense for this award will be recognized on a straight-line basis over the vesting period. The estimated grant date fair value of the options granted on 1,023 shares was $300.91 per share, or $308,000, and was determined using the Black-Scholes option-pricing model. The option exercise price was $752 per share, and the estimated fair value of the shares was $752, resulting in $0 intrinsic value for the option grant. See 2010 Equity Incentive Plan below for further information regarding assumptions used in determining fair value.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

        On July 23, 2010, the Board of Directors of Parent (the "Board") determined that the Company would no longer grant any awards of shares of common stock of Parent under the 2004 Stock Option Plan.

2010 Equity Incentive Plan

        On July 8, 2010, the Board and the stockholders of Parent approved the adoption of the AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan (the "Plan"). The Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock awards, other stock-based awards or performance-based compensation awards.

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

        On July 8, 2010, the Board approved the grants of 5,399 non-qualified stock options, 5,399 restricted stock (time vesting), and 5,404 restricted stock (performance vesting) to certain of its employees. On February 1, 2011, the Board approved the grants of 137 non-qualified stock options, 137 restricted stock (time vesting), and 138 restricted stock (performance vesting) to certain of its employees. The estimated fair value of the stock at the grant date of July 8, 2010 was approximately $752 per share and was based upon a contemporaneous valuation reflecting market conditions. The award agreements under the Plan generally have the following features, subject to discretionary approval by Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement:    The Board approved the grant of 5,536 stock options, of which 5,484 stock options have been granted. Twenty-five percent of the options will vest on each of the first four anniversaries of the date of grant; provided, however, that the options will become fully vested and exercisable if within one year following a Change of Control (as defined in the Plan), the participant's service is terminated by the Company without cause. The stock options have a ten year term from the date of grant. The estimated grant date fair value of the options granted on 5,484 shares was $293.72 per share, or $1,611,000, and was determined using the Black-Scholes option-pricing model. The option exercise price was $752 per share, and the estimated fair value of the shares was $752, resulting in $0 intrinsic value for the option grants.

  •
  Restricted Stock Award Agreement (Time Vesting):    The Board approved the grant of 5,536 shares of restricted stock (time vesting), of which 5,484 shares have been granted. The restricted shares will become vested on the fourth anniversary of the date of grant; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. The estimated grant date fair value for the 5,484 shares of restricted stock (time vesting) granted was $4,124,000, or approximately $752 per share.

  •
  Restricted Stock Award Agreement (Performance Vesting):    The Board approved the grant of 5,542 shares of restricted stock (performance vesting), of which approximately 1,372 shares have

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

    been granted. Approximately twenty-five percent of the total 5,542 restricted shares approved by the Board will be granted each year over a four-year period. Each grant has a vesting term of approximately one year upon the Company meeting certain pre-established annual performance targets; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. The fiscal 2011 performance target was established at the grant date following ASC 718-10-55-95 and the estimated grant date fair value was $1,032,000, or approximately $752 per share. During the third quarter of fiscal 2011, it was determined to be improbable for the Company to meet its pre-established annual performance target for fiscal 2011. The Company discontinued recognizing compensation cost for the restricted stock (performance vesting) grant for fiscal 2011 and reversed compensation cost previously recognized in prior quarters.

Stock Option Activity

        A summary of Parent's stock option activity under both the 2004 Option Plan and the 2010 Equity Incentive Plan is as follows:

	March 31, 2011		April 1, 2010		April 2, 2009
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at beginning of year	31,597.1680905	$383.58	26,811.1680905	$391.43	36,521.356392	$491.00
Granted(1)	6,507.00000	752.00	4,786.00000	339.59	15,980.45000	323.95
Forfeited	(1,615.40000)	368.18	—	—	(25,690.6383015)	491.00
Exercised	(804.60000)	452.57	—	—	—	—

Outstanding at end of year and expected to vest(1)(2)	35,684.1680905	$449.93	31,597.1680905	$383.58	26,811.1680905	$391.43

Exercisable at end of year(3)	17,238.4980902	$423.70	14,026.8080901	$452.94	8,784.574472	$491.00

Available for grant at end of year(4)	28,568.0000000		9,325.7042495		14,111.7042495

(1)
The weighted average remaining contractual life for outstanding options was 7.0 years, 7.6 years, and 8.3 years for fiscal 2011, 2010 and 2009, respectively. During fiscal 2011, 6,507 options were granted at an exercise price of $752. The options granted were based on an estimated fair value of $752 of common stock, resulting in an intrinsic value for the options on the grant date of $0. During fiscal 2010, 4,786 options were granted on May 28, 2009 at an exercise price of $339.59, based on an estimated fair value of $339.59 of common stock on May 28, 2009, resulting in an intrinsic value for the options on the grant date of $0. During fiscal 2009, 15,980.45 options were granted on March 6, 2009 at an exercise price of $323.95, based on an estimated fair value of $323.95 of common stock on March 6, 2009, resulting in an intrinsic value for the options on the grant date of $0.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

(2)
The aggregate estimated intrinsic value for these options was approximately $10,800,000 as of March 31, 2011.

(3)
The aggregate estimated intrinsic value for these options was approximately $5,700,000 as of March 31, 2011.

(4)
At March 31, 2011, the shares available for grant were under the 2010 Equity Incentive Plan, and include all types of shares available for grant under the 2010 Equity Incentive Plan. The shares available for grant at March 31, 2011 were reduced by 5,372 shares of unvested restricted stock (time vesting). Also, at March 31, 2011, the shares available for grant do not include the awards approved by the Board that have not been granted, which includes 52 stock option shares, 52 shares of restricted stock (time vesting), and 4,170 shares of restricted stock (performance vesting).

        For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise (determined using the most recent contemporaneous valuation prior to the exercise) and the exercise price of the options. The total intrinsic value of options exercised was $241,000 during fiscal 2011 and there were no options exercised during fiscal 2010 and 2009. Parent received outstanding shares, instead of cash, from the exercise of stock options during fiscal 2011 to satisfy the aggregate strike price of approximately $364,000.

Assumptions Used To Estimate Option Values

        The following table reflects the weighted average fair value per option granted during each year under the 2004 Option Plan and the 2010 Equity Incentive Plan, as well as the significant assumptions used in determining weighted average fair value using the Black-Scholes option-pricing model:

	March 31, 2011		April 1, 2010	April 2, 2009
	2010 Plan	2004 Plan	2004 Plan	2004 Plan
Weighted average fair value of options on grant date	$293.72	$300.91	$135.71	$129.46
Risk-free interest rate	2.50%	2.58%	2.6%	2.6%
Expected life (years)	6.25	6.50	6.5	6.5
Expected volatility(1)	35.0%	35.0%	35.0%	35.0%
Expected dividend yield	—	—	—	—

(1)
The Company uses share values of its publicly traded competitor peer group for purposes of calculating volatility.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 9—STOCKHOLDER'S EQUITY (Continued)

Restricted Stock Activity

        The following table represents the restricted stock activity:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at April 1, 2010	—	$—
Granted	6,856	752.00
Forfeited/canceled(1)	(1,484)	752.00

Unvested at March 31, 2011	5,372	$752.00

(1)
The Company did not meet its pre-established annual performance target for fiscal 2011, and therefore, the restricted stock (performance vesting) grant was canceled.

NOTE 10—INCOME TAXES

        Income tax provision reflected in the Consolidated Statements of Operations for the periods in the three years ended March 31, 2011 consists of the following components:

(In thousands)	March 31, 2011	April 1, 2010	April 2, 2009
Current:
Federal	$—	$(2,800)	$—
Foreign	—	—	13,200
State	1,950	500	3,500

Total current	1,950	(2,300)	16,700

Deferred:
Federal	—	(66,500)	—
Foreign	—	—	(1,900)
State	—	—	2,300

Total deferred	—	(66,500)	400

Total provision (benefit)	1,950	(68,800)	17,100
Tax provision from discontinued operations	—	—	(11,300)

Total provision (benefit) from continuing operations	$1,950	$(68,800)	$5,800

        AMCE has recorded no alternative minimum taxes as the consolidated tax group for which AMCE is a member expects no alternative minimum tax liability and pursuant to the tax sharing arrangement in place, AMCE has no liability.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 10—INCOME TAXES (Continued)

        Pre-tax income (losses) consisted of the following:

(In thousands)	March 31, 2011	April 1, 2010	April 2, 2009
Domestic	$(121,243)	$8,740	$(71,080)
Foreign	340	(7,750)	7,008

Total	$(120,903)	$990	$(64,072)

        The difference between the effective tax rate on earnings (loss) from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

(In thousands)	March 31, 2011	April 1, 2010	April 2, 2009
Income tax expense (benefit) at the federal statutory rate	$(42,515)	$2,983	$(29,785)
Effect of:
State income taxes	1,950	500	5,800
Change in ASC 740 (formerly FIN 48) reserve	(300)	200	(6,370)
Permanent items	—	(540)	—
Change in ASC 740 (formerly APB 23) assertion	—	—	401
Valuation allowance	42,815	(71,765)	35,565
Other, net	—	(178)	189

Income tax expense (benefit)	$1,950	$(68,800)	$5,800

Effective income tax rate	(1.6)%	(807.1)%	(6.8)%

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 10—INCOME TAXES (Continued)

        The significant components of deferred income tax assets and liabilities as of March 31, 2011 and April 1, 2010 are as follows:

	March 31, 2011		April 1, 2010
	Deferred Income Tax		Deferred Income Tax
(In thousands)	Assets	Liabilities	Assets	Liabilities
Property	$7,385	$—	$—	$(1,948)
Investments in equity method investees	—	(77,522)	—	(57,109)
Intangible assets	—	(26,266)	—	(31,875)
Pension postretirement and deferred compensation	18,481	—	19,149	—
Accrued reserves and liabilities	48,954	—	21,588	—
Deferred revenue	158,354	—	113,667	—
Deferred rents	116,513	—	100,561	—
Alternative minimum tax and other credit carryovers	13,901	—	13,058	—
Charitable contributions	1,642	—	1,198	—
Net operating loss carryforward	172,279	—	189,243	—

Total	$537,509	$(103,788)	$458,464	$(90,932)
Less: Valuation allowance	(329,221)	—	(263,032)	—

Total deferred income taxes(1)	$208,288	$(103,788)	$195,432	$(90,932)

(1)
See Note 7—Supplemental Balance Sheet Information for additional disclosures about net current deferred tax assets and net non-current deferred tax liabilities.

        A rollforward of the Company's valuation allowance for deferred tax assets is as follows:

(In thousands)	Balance at Beginning of Period	Additions Charged (Credited) to Revenues, Costs and Expenses	Charged (Credited) to Goodwill	Charged (Credited) to Other Accounts		Deductions and Write-offs		Balance at End of Period
Fiscal Year 2011
Valuation Allowance—deferred income tax assets	$263,032	42,815		23,374	(1)	—		$329,221
Fiscal Year 2010
Valuation Allowance—deferred income tax assets	$281,442	(71,765)	—	53,355	(2)	—		$263,032
Fiscal Year 2009
Valuation Allowance—deferred income tax assets	$340,367	35,565	(31,515)	(10,835)	(3)	(52,140)	(4)	$281,442

(1)
Primarily relates to an increase in the valuation allowance related to the intercompany tax sharing agreement with Parent. Pursuant to this tax sharing agreement, the separate company losses of Parent related to tax interest expense are available to offset taxable income generated by the

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 10—INCOME TAXES (Continued)

  Company. During fiscal 2011 deferred tax assets and corresponding valuation allowance were contributed from Parent to the Company.

(2)
Primarily relates to intercompany tax sharing agreement with Parent and Holdings and an increase in the valuation allowance, with a corresponding increase in the related deferred tax asset, to present previously unrecognized state net operating loss carryforwards and their corresponding valuation allowance.

(3)
Primarily relates to a reduction in the valuation allowance, with a corresponding reduction in the related deferred tax asset, to present net operating loss carryforwards related to uncertain tax positions on a net basis.

(4)
Elimination of Cinemex deferred tax asset and change in valuation allowance through discontinued operations.

        The Company's federal income tax loss carryforward of $454,450,000 will begin to expire in 2020 and will completely expire in 2030 and will be limited annually due to certain change in ownership provisions of the Internal Revenue Code. The Company also has state income tax loss carryforwards of $839,666,000 which may be used over various periods ranging from 1 to 20 years.

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

        The Company has recorded a valuation allowance against its remaining net deferred tax asset in U.S. and foreign jurisdictions of $329,221,000 as of March 31, 2011.

        A reconciliation of the change in the amount of unrecognized tax benefits during the year ended March 31, 2011 was as follows:

(In millions)	March 31, 2011	April 1, 2010	April 2, 2009
Balance at Beginning of Period	$28.5	$28.3	$34.4
Gross Increases—Current Period Tax Positions	0.7	0.7	0.7
Gross Decreases—Tax Position in Prior Periods	—	(0.5)	(2.2)
Expired Attributes	(1.0)	—	—
Lapse of Statute of Limitations	—	—	(4.6)

Balance at End of Period	$28.2	$28.5	$28.3

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 10—INCOME TAXES (Continued)

        As of March 31, 2011, the Company has recognized a $7,000,000 liability for uncertain tax positions and a $7,000,000 deferred tax asset for net operating losses on the balance sheet. These uncertain positions were taken in tax years where the Company generated positive taxable income and they were previously netted against deferred tax assets on the balance sheet.

        The Company's effective tax rate would not be significantly impacted by the ultimate resolution of the uncertain tax positions because of the retention of a valuation allowance against most of its net operating loss carryforwards.

        The Company recognizes income tax-related interest expense and penalties as income tax expense and general and administrative expense, respectively. The liabilities for interest and penalties increased by $187,000 and $101,000, as of March 31, 2011 and April 1, 2010, respectively.

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

NOTE 11—LEASES

        Beginning in fiscal 1998, the Company has completed numerous real estate lease agreements with Entertainment Properties Trust ("EPT") including transactions accounted for as sale and leaseback transactions in accordance with Accounting Standards Codification No. 840, Leases. The leases are triple net leases that require the Company to pay substantially all expenses associated with the operation of the theatres such as taxes and other charges, insurance, utilities, service, maintenance and any ground lease payments. As of March 31, 2011, the Company leased from EPT 41 theatres with 849 screens located in the United States and Canada.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 11—LEASES (Continued)

        Following is a schedule, by year, of future minimum rental payments required under existing operating leases that have initial or remaining non-cancelable terms in excess of one year as of March 31, 2011:

(In thousands)	Minimum operating lease payments
2012	$422,605
2013	426,255
2014	407,275
2015	402,757
2016	390,583
Thereafter	2,240,031

Total minimum payments required	$4,289,506

        As of March 31, 2011, the Company has a lease agreement for one theatre with 12 screens which is under construction and is expected to open in fiscal 2012. Included above are digital projector equipment leases payable to DCIP.

        Included in other long-term liabilities as of March 31, 2011 and April 1, 2010 is $112,762,000 and $98,034,000, respectively, of deferred rent representing future minimum rental payments for leases with scheduled rent increases, and $143,426,000 and $128,027,000, respectively, for unfavorable lease liabilities.

        Rent expense is summarized as follows:

(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Minimum rentals	$422,351	$391,493	$398,289
Common area expenses	46,208	41,189	43,409
Percentage rentals based on revenues	7,251	7,982	7,105

Rent	475,810	440,664	448,803
General and administrative and other	4,665	1,427	1,227

Total	$480,475	$442,091	$450,030

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

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

        On May 2, 2008, the Company's Board of Directors approved revisions to the Company's Post Retirement Medical and Life Insurance Plan effective January 1, 2009 and on July 3, 2008 the changes were communicated to the plan participants. As a result of these revisions, the Company recorded a negative prior service cost of $5,969,000 through other comprehensive income to be amortized over eleven years starting in fiscal 2010, based on expected future service of the remaining participants.

        Effective March 29, 2007, the Company adopted the amended guidance for employers' accounting for defined benefit pension and other postretirement plans in ASC 715, Compensation—Retirement Benefits, ("ASC 715"). ASC 715 requires that, effective for fiscal years ending after December 15, 2008 the assumptions used to measure annual pension and retiree medical expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date. Accordingly, as of the beginning of fiscal 2009, the Company changed the measurement date for the annual pension and postretirement medical expense and all plan assets and liabilities by applying the transition option under which a 15 month measurement was determined as of January 1, 2008, that covers the period to the Company's year-end balance sheet date. As a result of this change in measurement date, the Company recorded an $82,000 loss to fiscal 2009 opening accumulated deficit and a $411,000 unrealized loss to other comprehensive income.

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

        The measurement date used to determine pension and other postretirement benefits is March 31, 2011.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost for the plans consists of the following:

	Pension Benefits			Other Benefits
(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
Components of net periodic benefit cost:
Service cost	$180	$180	$369	$154	$210	$402
Interest cost	4,612	4,403	4,468	1,275	1,296	1,111
Expected return on plan assets	(3,986)	(2,990)	(5,098)	—	—	—
Amortization of prior service credit	—	—	—	(865)	(543)	(407)
Amortization of net transition obligation	—	—	28	—	—	—
Amortization of net (gain) loss	137	134	(1,622)	—	(278)	(69)
Curtailment	—	—	(1,072)	—	—	—

Net periodic benefit cost	$943	$1,727	$(2,927)	$564	$685	$1,037

        The following table summarizes the changes in other comprehensive income:

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Net (gain) loss	$773	$4,224	$(109)	$7,315
Net prior service credit	—	—	(283)	(3,727)
Amortization of net gain (loss)	(137)	(134)	—	278
Amortization of prior service credit	—	—	865	543

Total recognized in other comprehensive income	$636	$4,090	$473	$4,409
Net periodic benefit cost	943	1,727	564	685

Total recognized in net periodic benefit cost and other comprehensive income	$1,579	$5,817	$1,037	$5,094

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        The following tables set forth the plan's change in benefit obligations and plan assets and the accrued liability for benefit costs included in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Change in benefit obligation:
Benefit obligation at beginning of period	$76,441	$60,690	$21,984	$18,101
Service cost	180	180	154	210
Interest cost	4,612	4,403	1,275	1,296
Plan participant's contributions	—	—	469	417
Actuarial (gain) loss	3,271	13,694	(108)	7,315
Plan amendment	—	—	(288)	(3,727)
Benefits paid	(4,154)	(2,526)	(1,570)	(1,628)

Benefit obligation at end of period	$80,350	$76,441	$21,916	$21,984

	Pension Benefits		Other Benefits
(In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010
Change in plan assets:
Fair value of plan assets at beginning of period	$54,457	$39,600	$—	$—
Actual return on plan assets gain (loss)	6,446	12,461	—	—
Employer contribution	3,027	4,922	1,101	1,211
Plan participant's contributions	—	—	469	417
Benefits paid	(4,154)	(2,526)	(1,570)	(1,628)

Fair value of plan assets at end of period	$59,776	$54,457	$—	$—

Net liability for benefit cost:
Funded status	$(20,574)	$(21,984)	$(21,916)	$(21,984)

	Pension Benefits		Other Benefits
(In thousands)	March 31, 2011	April 1, 2010	March 31, 2011	April 1, 2010
Amounts recognized in the Balance Sheet:
Accrued expenses and other liabilities	$(208)	$(192)	$(1,084)	$(1,231)
Other long-term liabilities	(20,366)	(21,792)	(20,832)	(20,753)

Net liability recognized	$(20,574)	$(21,984)	$(21,916)	$(21,984)

Aggregate accumulated benefit obligation	$(80,350)	$(76,441)	$(21,916)	$(21,984)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

        The following table summarizes pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets:

	Pension Benefits
(In thousands)	March 31, 2011	April 1, 2010
Aggregated accumulated benefit obligation	$(80,350)	$(75,997)
Aggregated projected benefit obligation	(80,350)	(75,997)
Aggregated fair value of plan assets	59,776	53,977

        Amounts recognized in accumulated other comprehensive income consist of the following:

	Pension Benefits		Other Benefits
(In thousands)	March 31, 2011	April 1, 2010	March 31, 2011	April 1, 2010
Net actuarial (gain) loss	$6,029	$5,393	$1,498	$1,607
Prior service credit	—	—	(8,164)	(8,746)

        Amounts in accumulated other comprehensive income (loss) expected to be recognized in components of net periodic pension cost in fiscal 2012 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Net actuarial loss	$5	$—
Prior service credit	—	(890)

Total	$5	$(890)

Actuarial Assumptions

        The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Benefits
	March 31, 2011	April 1, 2010	March 31, 2011	April 1, 2010
Discount rate	5.86%	6.16%	5.51%	5.97%
Rate of compensation increase	N/A	N/A	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	52 Weeks Ended March 31, 2011	52 Weeks ended April 1, 2010	52 Weeks ended April 2, 2009	52 Weeks Ended March 31, 2011	52 Weeks ended April 1, 2010	52 Weeks ended April 2, 2009
Discount rate	6.16%	7.43%	6.25%	5.97%	7.42%	6.25%
Expected long-term return on plan assets	8.00%	8.00%	8.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	5.00%

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

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

        For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits assumed for 2011 was 9.0% for medical and 4.0% for dental and vision. The rates were assumed to decrease gradually to 5.0% for medical in 2019 and remain at 4.0% for dental. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 2011 by $2,190,000 and the aggregate of the service and interest cost components of postretirement expense for fiscal 2012 by $139,000. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement obligation for fiscal 2012 by $1,866,000 and the aggregate service and interest cost components of postretirement expense for fiscal 2012 by $119,000. The Company's retiree health plan provides a benefit to its retirees that is at least actuarially equivalent to the benefit provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Part D").

Cash Flows

        The Company expects to contribute $4,869,000 to the pension plans during fiscal 2012.

        The following table provides the benefits expected to be paid (inclusive of benefits attributable to estimated future employee service) in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter:

(In thousands)	Pension Benefits	Other Benefits Net of Medicare Part D Adjustments	Medicare Part D Adjustments
2012	$2,340	$1,084	$73
2013	2,193	1,117	82
2014	2,763	1,154	91
2015	2,355	1,171	101
2016	3,006	1,208	109
Years 2017 - 2020	21,157	6,628	680

Pension Plan Assets

        The Company's investment objectives for its defined benefit pension plan investments are: (1) to preserve the real value of its principal; (2) to maximize a real long-term return with respect to the plan assets consistent with minimizing risk; (3) to achieve and maintain adequate asset coverage for accrued benefits under the plan; and (4) to maintain sufficient liquidity for payment of the plan obligations and

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

expenses. The Company uses a diversified allocation of equity, debt, and real estate exposures that are customized to the Plan's cash flow benefit needs. The target allocations for plan assets are as follows:

Asset Category	Target Allocation
Fixed income(1)	26%
High yield bond fund	4%
Equity Securities—U.S. companies	33%
Equity Securities—International companies	16%
Collective trust fund	9%
Real Estate	7%
Commodities broad basket fund	5%

100%

(1)
Includes U.S. Treasury Securities and Bond market fund

        Valuation Techniques.    The fair values classified within Level 1 of the valuation hierarchy were determined using quoted market prices from actively traded markets. Pooled separate accounts and collective trust funds were classified within Level 2 hierarchy, which were not publicly quoted, as the underlying assets have observable Level 1 quoted pricing inputs which were used in determining the fair value of these investments.

        The fair value of the pension plan assets at March 31, 2011, by asset class are as follows:

		Fair Value Measurements at March 31, 2011 Using
(In thousands)	Total Carrying Value at March 31, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$32	$32	$—	$—
U.S. Treasury Securities	2,601	2,601	—	—
Equity securities:
U.S. companies	19,149	2,880	16,269	—
International companies	9,648	9,648	—	—
Bond market fund	12,288	12,288	—	—
Collective trust fund	5,817	—	5,817	—
Commodities broad basket fund	3,608	3,608	—	—
High yield bond fund	2,733	—	2,733	—
Real estate(1)	3,900	—	3,900	—

Total assets at fair value	$59,776	$31,057	$28,719	$—

(1)
This pooled separate account invests mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. These real estate investments had a temporary withdrawal limitation related to past turmoil in the credit markets that resulted in a slowdown in the sale of commercial real estate assets. The temporary withdrawal limitation restriction ended

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

  March 25, 2011, and therefore the assets were transferred out of Level 3 pricing inputs and into Level 2 pricing inputs.

        The fair value of the pension plan assets at April 1, 2010, by asset class are as follows:

		Fair Value Measurements at April 1, 2010 Using
(In thousands)	Total Carrying Value at April 1, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents	$544	$544	$—	$—
U.S. Treasury Securities	2,464	2,464	—	—
Equity securities:
U.S. companies	21,734	3,595	18,139	—
International companies	8,686	8,686	—	—
Bond market fund	8,403	8,403	—	—
Collective trust fund	5,132	—	5,132	—
Commodities broad basket fund	1,443	1,443	—	—
High yield bond fund	2,387	—	2,387	—
Inflation-protected bond fund	788	—	788	—
Intermediate-term bond fund	1,057	—	1,057	—
Real estate(1)	1,819	—	—	1,819

Total assets at fair value	$54,457	$25,135	$27,503	$1,819

(1)
This pooled separate account invests mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. These underlying real estate investments have unobservable Level 3 pricing inputs due to a restriction. The fair values have been estimated based on independent appraisals or cash flow projections.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Real Estate
Balance at April 2, 2009	$2,283
Purchases, sales, issuances, and settlements, net	36
Unrealized loss relating to instruments still held at end of year	(500)

Balance at April 1, 2010	1,819
Purchases	1,593
Unrealized gain relating to instruments still held at end of year	482
Transfers out of Level 3	(3,894)

Balance at March 31, 2011	$—

Defined Contribution Plan

        The Company sponsors a voluntary 401(k) savings plan covering certain employees age 21 or older and who are not covered by a collective bargaining agreement. Effective January 1, 2011, under the

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 12—EMPLOYEE BENEFIT PLANS (Continued)

Company's 401(k) Savings Plan, the Company began to match 100% of each eligible employee's elective contributions up to 3% and 50% of contributions up to 5% of the employee's eligible compensation. During fiscal 2010 and the first three quarters of fiscal 2011, the Company matched 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation. During fiscal 2009, the Company matched 100% of elective contributions up to 5% of employee compensation. The Company's expense under the 401(k) savings plan was $1,650,000, $1,654,000, and $2,374,000 for the periods ended March 31, 2011, April 1, 2010 and April 2, 2009, respectively.

Union-Sponsored Plans

        Certain theatre employees are covered by union-sponsored pension and health and welfare plans. Company contributions into these plans are determined in accordance with provisions of negotiated labor contracts. Contributions aggregated $380,000, $501,000, and $559,000, for the periods ended March 31, 2011, April 1, 2010 and April 2, 2009, respectively.

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

        During fiscal 2011, the Company recorded an estimated withdrawal liability of $3,040,000 related to three multiemployer pension plans where it had ceased making contributions. The plans have not yet delivered an assessment of the withdrawal liability to the Company.

        As of March 31, 2011, the Company's liability related to these collectively bargained multiemployer pension plan withdrawals, net of quarterly payments, is $4,261,000. The Company estimates its potential complete withdrawal liability from its other multiemployer pension plans is less than $100,000.

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

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Company and the Department reached a settlement regarding the extent of betterments and remedies required for line-of-sight violations which the parties believe are consistent with the Ninth Circuit's decision. The trial court approved the settlement on November 29, 2010. The betterments will be made over a 5 year term and the Company estimates the unpaid cost of such betterments to be approximately $5,000,000. The Company has recorded a liability of $37,500 for compensation to claimants pursuant to the settlement.

        As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that remaining betterments are required at approximately 40 stadium-style theatres. The Company estimates that the unpaid costs of these betterments will be approximately $13,160,000. The estimate is based on actual costs incurred on remediation work completed to date. The actual costs of betterments may vary based on the results of surveys of the remaining theatres.

        Michael Bateman v. American Multi-Cinema, Inc. (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On March 21, 2011, the District Court granted preliminary approval of the settlement, preliminarily certifying a class action for settlement purposes only. The settlement is not expected to have a material adverse impact to the Company's financial condition.

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

        In addition to the cases noted above, the Company is also currently a party to various ordinary course claims from vendors (including concession suppliers and motion picture distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Except as described above, management believes that the ultimate outcome of such other matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation and claims are subject to inherent uncertainties and unfavorable outcomes could occur. An

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

unfavorable outcome could include monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs or in future periods.

NOTE 14—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        The Company has provided reserves for estimated losses from theatres and screens which have been permanently closed and vacant space with no right to future use. As of March 31, 2011, the Company has reserved $73,852,000 for lease terminations which have either not been consummated or paid, related primarily to twelve theatres and vacant restaurant space. The Company is obligated under long-term lease commitments with remaining terms of up to 17 years for theatres which have been closed. As of March 31, 2011, base rents aggregated approximately $10,551,000 annually and $73,865,000 over the remaining terms of the leases.

        A rollforward of reserves for theatre and other closure is as follows:

	Fifty-two Week Period	Fifty-two Week Period	Fifty-two Week Period
(In thousands)	March 31, 2011	April 1, 2010	April 2, 2009
Beginning balance	$6,694	$7,386	$10,844
Theatre and other closure (income) expense	60,763	2,573	(2,262)
Transfer of property tax liability	550	715	63
Transfer of deferred rent obligations	11,230	2,112	2,828
Net book value of abandoned property	(1,819)	—	—
Cash (payments) receipts, net	(3,566)	(6,092)	(4,087)

Ending balance	$73,852	$6,694	$7,386

        The current portion of the ending balance is included with accrued expenses and other liabilities and the long-term portion of the ending balance is included with other long-term liabilities in the accompanying Consolidated Balance Sheets.

        During the fourth quarter of fiscal year ending March 31, 2011, the Company evaluated excess capacity and vacant and under-utilized retail space throughout the theatre circuit. On March 28, 2011, management decided to permanently close 73 underperforming screens and auditoriums in six theatre locations in the United States and Canada while continuing to operate 89 screens at these locations. The permanently closed screens are physically segregated from the screens that will remain in operation and access to the closed space is restricted. Additionally, management decided to discontinue development of and cease use of (including for storage) certain vacant and under-utilized retail space at four other theatres in the United States and the United Kingdom. As a result of closing the screens and auditoriums and discontinuing the development of and use of the other spaces, the Company recorded a charge of $55,015,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations during the fiscal year ending March 31, 2011. The charge to theatre and other closure expense reflects the discounted contractual amounts of the existing lease obligations of $53,561,000 for the remaining 7 to 13 year terms of the leases as well as

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 14—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS (Continued)

expenses incurred for related asset removal and shutdown costs of $1,454,000. A significant portion of each of the affected properties will be closed and no longer used. The charges to theatre and other closure expense do not result in any new, increased or accelerated obligations for cash payments related to the underlying long-term operating lease agreements.

        In addition to the auditorium closures, the Company permanently closed 22 theatres with 144 screens in the U.S. during the fifty-two weeks ended March 31, 2011. The Company recorded $5,748,000 for theatre and other closure expense, which is included in operating expense in the Consolidated Statements of Operations, due primarily to the remaining lease terms of 5 theatre closures and accretion of the closure liability related to theatres closed during prior periods. Of the theatre closures in fiscal 2011, 9 theatres with 35 screens are owned properties that will be marketed for sale; 7 theatres with 67 screens that had leases were allowed to expire; a single screen theatre with a management agreement was allowed to expire; and 5 theatres with 41 screens were closed with remaining lease terms in excess of one month.

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

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance. As of March 31, 2011, the future lease obligations are discounted at annual rates ranging from 7.55% to 9.0%.

NOTE 15—FAIR VALUE MEASUREMENTS

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 15—FAIR VALUE MEASUREMENTS

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2011:

		Fair Value Measurements at March 31, 2011 Using
(In thousands)	Total Carrying Value at March 31, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and Equivalents:
Money Market Mutual Funds	$77	$77	$—	$—
Restricted short-term investments	2,284	2,284	—	—
Other long-term assets:
Equity securities, available-for-sale:
RealD Inc. Common Stock	33,455	33,455	—	—
Mutual Fund Large U.S. Equity	2,532	2,532	—	—
Mutual Fund Small/Mid U.S. Equity	291	291	—	—
Mutual Fund International	121	121	—	—
Mutual Fund Broad U.S. Equity	26	26	—	—
Mutual Fund Balance	56	56	—	—
Mutual Fund Fixed Income	262	262	—	—

Total assets at fair value	$39,104	$39,104	$—	$—

Liabilities:	—	—	—	—

Total liabilities at fair value	$—	$—	$—	$—

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 15—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of April 1, 2010:

		Fair Value Measurements at April 1, 2010 Using
(In thousands)	Total Carrying Value at April 1, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and Equivalents:
Money Market Mutual Funds	$20,223	$20,223	$—	$—
Other long-term assets:
Equity securities, available-for-sale:
Mutual Fund Large U.S. Equity	2,601	2,601	—	—
Mutual Fund Small/Mid U.S. Equity	187	187	—	—
Mutual Fund International	55	55	—	—
Mutual Fund Broad U.S. Equity	19	19	—	—
Mutual Fund Balance	41	41	—	—
Mutual Fund Fixed Income	283	283	—	—

Total assets at fair value	$23,409	$23,409	$—	$—

Liabilities:	—	—	—	—

Total liabilities at fair value	$—	$—	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The restricted short-term investments are liquid, overnight deposits which are held as collateral for the Company's letters of credits, and are measured at fair value using principal amounts deposited plus any interest paid. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices and are classified. The Company is no longer restricted from selling its RealD Inc. common stock shares acquired during fiscal 2011 and, as a result, during the fourth quarter of fiscal 2011, transferred the fair value amounts in the hierarchy table from Level 2 to Level 1. The fair value of RealD Inc. common stock at March 31, 2011 was measured using quoted market prices. See Note 6—Investments, for further information regarding RealD Inc. common stock. The unrecognized gain on the equity securities recorded in accumulated other comprehensive loss as of March 31, 2011 was $6,436,000.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 15—FAIR VALUE MEASUREMENTS (Continued)

        Nonrecurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's assets that were measured at fair value on a nonrecurring basis:

		Fair Value Measurements at March 31, 2011 Using
(In thousands)	Total Carrying Value at March 31, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
Property, net:
Property owned, net	$10,351	—	—	$10,351	$11,445
Intangible assets, net:
Favorable lease, net	—	—	—	—	1,334
Other long-term assets:
Investment in a joint venture	236	—	—	236	8,825

		Fair Value Measurements at April 1, 2010 Using
(In thousands)	Total Carrying Value at April 1, 2010	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
Property, net:
Property owned, net	$6,570	$—	$—	$6,570	$2,330
Other long-term assets:
Long-lived assets held and used	3,765	—	—	3,765	1,435

        In accordance with the provisions of the impairment of long-lived assets subsections of FASB Codification Subtopic 360-10, long-lived assets held and used that were considered impaired were written down to their fair value at March 31, 2011 and April 1, 2010 of $10,587,000 and $10,335,000, respectively. For the fifty-two weeks ending March 31, 2011, $12,779,000 was recorded as an impairment of long-lived assets and $8,825,000 was recorded as a charge to equity in earnings of non-consolidated entities. For the fifty-two weeks ending April 1, 2010, $3,765,000 was recorded as an impairment of long-lived assets.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position, for which it is practicable to estimate that value. At March 31, 2011, the carrying amount of the Company's liabilities for corporate borrowings was $2,102,540,000 and the fair value was approximately $2,212,100,000. At April 1, 2010, the carrying amount of the corporate borrowings was $1,832,854,000 and the fair value was approximately $1,891,002,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

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

        Information about the Company's revenues and assets by geographic area is as follows:

Revenues (In thousands)	52 Weeks Ended March 31, 2011	52 Weeks Ended April 1, 2010	52 Weeks Ended April 2, 2009
United States	$2,332,543	$2,328,069	$2,184,686
Canada	71,654	70,260	61,830
France	5,661	5,979	5,015
United Kingdom	13,110	13,431	13,956

Total revenues	$2,422,968	$2,417,739	$2,265,487

Long-term assets, net (In thousands)	March 31, 2011	April 1, 2010
United States	$3,321,059	$3,055,448
Canada	2,434	2,891
France	522	568
United Kingdom	231	70

Total long-term assets(1)	$3,324,246	$3,058,977

(1)
Long-term assets are comprised of property, intangible assets, goodwill and other long-term assets.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's Notes due 2014, Notes due 2019, and Notes due 2020 are full and unconditional and joint and several. There are significant restrictions on the Company's ability to obtain funds from any of its subsidiaries through dividends, loans or advances. The Company and its subsidiary guarantor's investments in its consolidated subsidiaries are presented under the equity method of accounting.

Fifty-two weeks ended March 31, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,684,903	$12,955	$—	$1,697,858
Concessions	—	659,500	4,608	—	664,108
Other theatre	—	59,794	1,208	—	61,002

Total revenues	—	2,404,197	18,771	—	2,422,968
Costs and Expenses
Film exhibition costs	—	882,053	5,705	—	887,758
Concession costs	—	82,181	1,006	—	83,187
Operating expense	—	691,777	22,069	—	713,846
Rent	—	467,951	7,859	—	475,810
General and administrative:
Merger, acquisition and transaction costs	—	14,085	—	—	14,085
Management fee	—	5,000	—	—	5,000
Other	—	58,011	125	—	58,136
Depreciation and amortization	—	212,132	281	—	212,413
Impairment of long-lived assets	—	12,779	—	—	12,779

Operating costs and expenses	—	2,425,969	37,045	—	2,463,014

Operating loss	—	(21,772)	(18,274)	—	(40,046)
Other expense (income)
Equity in (earnings) loss of consolidated subsidiaries	135,042	28,545	—	(163,587)	—
Other expense	367	13,349	—	—	13,716
Interest expense
Corporate borrowings	143,562	181,973	—	(182,013)	143,522
Capital and financing lease obligations	—	6,198	—	—	6,198
Equity in (earnings) loss of non-consolidated entities	(490)	(26,959)	10,271	—	(17,178)
Gain on NCM transactions	—	(64,441)	—	—	(64,441)
Investment income	(156,328)	(26,076)	—	182,013	(391)

Total other expense	122,153	112,589	10,271	(163,587)	81,426

Loss from continuing operations before income taxes	(122,153)	(134,361)	(28,545)	163,587	(121,472)
Income tax provision	700	1,250	—	—	1,950

Loss from continuing operations	(122,853)	(135,611)	(28,545)	163,587	(123,422)
Earnings from discontinued operations, net of income taxes	—	569	—	—	569

Net loss	$(122,853)	$(135,042)	$(28,545)	$163,587	$(122,853)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended April 1, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,698,522	$13,331	$—	$1,711,853
Concessions	—	641,845	4,871	—	646,716
Other theatre	—	57,962	1,208	—	59,170

Total revenues	—	2,398,329	19,410	—	2,417,739
Costs and Expenses
Film exhibition costs	—	922,825	5,807	—	928,632
Concession costs	—	71,883	971	—	72,854
Operating expense	—	603,740	7,034	—	610,774
Rent	—	433,108	7,556	—	440,664
General and administrative:
Merger, acquisition and transaction costs	—	2,280	—	—	2,280
Management fee	—	5,000	—	—	5,000
Other	—	57,755	103	—	57,858
Depreciation and amortization	—	187,720	622	—	188,342
Impairment of long-lived assets	—	3,765	—	—	3,765

Operating costs and expenses	—	2,288,076	22,093	—	2,310,169

Operating income (loss)	—	110,253	(2,683)	—	107,570
Other expense (income)
Equity in (earnings) loss of consolidated subsidiaries	(28,844)	6,799	—	22,045	—
Other income	—	(2,559)	—	—	(2,559)
Interest expense
Corporate borrowings	126,085	159,923	—	(159,550)	126,458
Capital and financing lease obligations	—	5,652	—	—	5,652
Equity in (earnings) loss of non-consolidated entities	(1,517)	(32,915)	4,132	—	(30,300)
Investment income	(137,914)	(21,825)	(16)	159,550	(205)

Total other expense (income)	(42,190)	115,075	4,116	22,045	99,046

Earnings (loss) from continuing operations before income taxes	42,190	(4,822)	(6,799)	(22,045)	8,524
Income tax benefit	(27,600)	(41,200)	—	—	(68,800)

Earnings (loss) from continuing operations	69,790	36,378	(6,799)	(22,045)	77,324
Loss from discontinued operations, net of income taxes	—	(7,534)	—	—	(7,534)

Net earnings (loss)	$69,790	$28,844	$(6,799)	$(22,045)	$69,790

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended April 2, 2009:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,567,717	$12,611	$—	$1,580,328
Concessions	—	621,228	5,023	—	626,251
Other theatre	—	57,572	1,336	—	58,908

Total revenues	—	2,246,517	18,970	—	2,265,487
Costs and Expenses
Film exhibition costs	—	836,877	5,779	—	842,656
Concession costs	—	66,650	1,129	—	67,779
Operating expense	—	569,642	6,380	—	576,022
Rent	—	440,823	7,980	—	448,803
General and administrative:
Merger, acquisition and transaction costs	—	650	—	—	650
Management fee	—	5,000	—	—	5,000
Other	—	53,496	132	—	53,628
Depreciation and amortization	—	201,095	318	—	201,413
Impairment of long-lived assets	—	73,547	—	—	73,547

Operating costs and expenses	—	2,247,780	21,718	—	2,269,498

Operating loss	—	(1,263)	(2,748)	—	(4,011)
Other expense (income)
Equity in earnings (loss) of consolidated subsidiaries	95,497	2,079	—	(97,576)	—
Other income	—	(14,139)	—	—	(14,139)
Interest expense
Corporate borrowings	115,881	151,966	—	(152,090)	115,757
Capital and financing lease obligations	—	5,990	—	—	5,990
Equity in (earnings) loss of non-consolidated entities	(1,280)	(27,024)	3,481	—	(24,823)
Investment income	(129,512)	(23,838)	(436)	152,090	(1,696)

Total other expense (income)	80,586	95,034	3,045	(97,576)	81,089

Loss from continuing operations before income taxes	(80,586)	(96,297)	(5,793)	97,576	(85,100)
Income tax provision	2,300	3,500	—	—	5,800

Loss from continuing operations	(82,886)	(99,797)	(5,793)	97,576	(90,900)
Earnings from discontinued operations, net of income taxes	1,714	4,300	3,714	—	9,728

Net loss	$(81,172)	$(95,497)	$(2,079)	$97,576	$(81,172)

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

March 31, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$261,096	$40,062	$—	$301,158
Receivables, net	129	26,341	222	—	26,692
Other current assets	—	85,987	2,162	—	88,149

Total current assets	129	373,424	42,446	—	415,999
Investment in equity of subsidiaries	(235,409)	79,567	—	155,842	—
Property, net	—	957,738	984	—	958,722
Intangible assets, net	—	149,493	—	—	149,493
Intercompany advances	2,694,299	(2,775,489)	81,190	—	—
Goodwill	—	1,923,667	—	—	1,923,667
Other long-term assets	37,278	254,629	457	—	292,364

Total assets	$2,496,297	$963,029	$125,077	$155,842	$3,740,245

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$164,553	$863	$—	$165,416
Accrued expenses and other liabilities	33,598	104,519	870	—	138,987
Deferred revenues and income	—	140,766	471	—	141,237
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,455	—	—	9,955

Total current liabilities	40,098	413,293	2,204	—	455,595
Corporate borrowings	2,096,040	—	—	—	2,096,040
Capital and financing lease obligations	—	62,220	—	—	62,220
Deferred revenues for exhibitor services agreement	—	333,792	—	—	333,792
Other long-term liabilities	—	389,133	43,306	—	432,439

Total liabilities	2,136,138	1,198,438	45,510	—	3,380,086
Stockholder's equity (deficit)	360,159	(235,409)	79,567	155,842	360,159

Total liabilities and stockholder's equity	$2,496,297	$963,029	$125,077	$155,842	$3,740,245

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended March 31, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$47,587	$44,144	$341	$—	$92,072

Cash flows from investing activities:
Capital expenditures	—	(128,952)	(395)	—	(129,347)
Acquisition of Kerasotes, net of cash acquired	—	(280,606)	—	—	(280,606)
Proceeds from NCM, Inc. stock sale	—	102,224	—	—	102,224
Proceeds from disposition of long-term assets	—	58,391	—	—	58,391
Proceeds from sale/leaseback of digital projection equipment	—	4,905	—	—	4,905
Proceeds from disposition of Cinemex	—	1,840	—	—	1,840
Other, net	—	(7,644)	200	—	(7,444)

Net cash used in investing activities	—	(249,842)	(195)	—	(250,037)

Cash flows from financing activities:
Proceeds from issuance of Senior Subordinated Notes due 2020	600,000	—	—	—	600,000
Repurchase of Senior Subordinated Notes due 2016	(325,000)	—	—	—	(325,000)
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	(5,801)	—	—	—	(5,801)
Principal payments under Term Loan	(6,500)	—	—	—	(6,500)
Principal payments under capital and financing lease obligations	—	(4,194)	—	—	(4,194)
Deferred financing costs	(14,642)	—	—	—	(14,642)
Change in construction payables	—	(727)	—	—	(727)
Dividends paid to Marquee Holdings Inc.	(278,258)	—	—	—	(278,258)
Change in intercompany advances	(17,386)	16,623	763	—	—

Net cash provided by (used in) financing activities	(47,587)	11,702	763	—	(35,122)

Effect of exchange rate changes on cash and equivalents	—	(150)	(948)	—	(1,098)

Net decrease in cash and equivalents	—	(194,146)	(39)	—	(194,185)
Cash and equivalents at beginning of period	—	455,242	40,101	—	495,343

Cash and equivalents at end of period	$—	$261,096	$40,062	$—	$301,158

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended April 1, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$36,859	$222,266	$(1,110)	$—	$258,015

Cash flows from investing activities:
Capital expenditures	—	(96,826)	(185)	—	(97,011)
Purchase of digital projection equipment for sale/leaseback	—	(6,784)	—	—	(6,784)
Proceeds from sale/leaseback of digital projection equipment	—	6,570	—	—	6,570
Proceeds from disposition of Cinemex	—	4,315	—	—	4,315
LCE screen integration	—	(81)	—	—	(81)
Other, net	—	2,654	(6,000)	—	(3,346)

Net cash provided by investing activities	—	(90,152)	(6,185)	—	(96,337)

Cash flows from financing activities:
Proceeds from issuance of Senior Notes due 2019	585,492	—	—	—	585,492
Repurchase of Senior Fixed Rate Notes due 2012	(250,000)	—	—	—	(250,000)
Principal payments under Term Loan	(6,500)	—	—	—	(6,500)
Principal payments under capital and financing lease obligations	—	(3,423)	—	—	(3,423)
Deferred financing costs	(16,434)	—	—	—	(16,434)
Change in construction payables	—	6,714	—	—	6,714
Repayment under Revolving Credit Facility	(185,000)	—	—	—	(185,000)
Dividends paid to Marquee Holdings Inc.	(329,981)	—	—	—	(329,981)
Change in intercompany advances	165,564	(168,963)	3,399	—	—

Net cash provided by (used in) financing activities	(36,859)	(165,672)	3,399	—	(199,132)

Effect of exchange rate changes on cash and equivalents	—	—	(1,212)	—	(1,212)

Net increase (decrease) in cash and equivalents	—	(33,558)	(5,108)	—	(38,666)
Cash and equivalents at beginning of period	—	488,800	45,209	—	534,009

Cash and equivalents at end of period	$—	$455,242	$40,101	$—	$495,343

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 17—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Fifty-two weeks ended April 2, 2009:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$15,401	$173,229	$12,071	$—	$200,701

Cash flows from investing activities:
Capital expenditures	—	(107,718)	(13,738)	—	(121,456)
Proceeds from disposition of Fandango	—	2,383	—	—	2,383
Proceeds from disposition of Cinemex, net of cash disposed	244,095	—	(19,717)	—	224,378
LCE screen integration	—	(4,700)	—	—	(4,700)
Other, net	—	262	58	—	320

Net cash provided by investing activities	244,095	(109,773)	(33,397)	—	100,925

Cash flows from financing activities:
Principal payments on Term Loan	(6,500)	—	—	—	(6,500)
Principal payments under capital and financing lease obligations	—	(3,048)	(404)	—	(3,452)
Deferred financing costs	—	(525)	—	—	(525)
Change in construction payables	—	(9,331)	—	—	(9,331)
Borrowing under Revolver Credit Facility	185,000	—	—	—	185,000
Dividends paid to Marquee Holdings Inc.	(35,989)	—	—	—	(35,989)
Change in intercompany advances	(402,007)	402,936	(929)	—	—

Net cash provided by financing activities	(259,496)	390,032	(1,333)	—	129,203

Effect of exchange rate changes on cash and equivalents	—	—	(3,001)	—	(3,001)

Net increase (decrease) in cash and equivalents	—	453,488	(25,660)	—	427,828
Cash and equivalents at beginning of period	—	35,312	70,869	—	106,181

Cash and equivalents at end of period	$—	$488,800	$45,209	$—	$534,009

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 18—RELATED PARTY TRANSACTIONS

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

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

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

Amended and Restated Fee Agreement

        In connection with the merger with LCE Holdings Inc., Holdings, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provided for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the earliest of (i) the twelfth anniversary from December 23, 2004, and (ii) such time as the sponsors own less than 20% in the aggregate of Parent. In addition, the fee agreement provided for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Holdings of up to $3,500,000 for fees payable by Holdings in any single fiscal year in order to maintain AMCE's and its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. The Amended and Restated Fee Agreement terminated on June 11, 2007, the date of the holdco merger, and was superseded by a substantially identical agreement entered into by AMC Entertainment Holdings, Inc., Holdings, AMCE, the Sponsors and Holdings' other stockholders.

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of March 31, 2011, the Company estimates this amount would be $25,835,000. The Company expects to record any lump sum payment to the Sponsors as a dividend.

        The fee agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

        Parent is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.834%); Apollo (20.834%); Bain Capital Partners (15.126%); The Carlyle Group (15.126%); Spectrum Equity Investors (9.788%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.909%); Co-Investment Partners, L.P. (3.909%); Caisse de Depot et Placement du Quebec (3.127%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.736%); SSB Capital Partners (Master Fund) I, L.P. (1.955%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., and GSO Credit Opportunities Fund (Helios), L.P. (1.564%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.782%); Screen Investors 2004, LLC (0.152%); and current and former members of management (0.158%)(1).

(1)
All percentage ownerships are approximate.

Control Arrangement

        The Sponsors have the ability to control the Company's affairs and policies and the election of directors and appointment of management.

AMC Entertainment Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ended March 31, 2011, April 1, 2010 and April 2, 2009

NOTE 18—RELATED PARTY TRANSACTIONS (Continued)

DCIP

        In February 2007, Mr. Travis Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark and Regal formed to explore the possibility of implementing digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Mr. Reid was a member of the Company's Board of Directors until October 15, 2010. See Note 6—Investments, for a discussion of transactions with DCIP.

Market Making Transactions

        On June 9, 2009, AMCE sold $600,000,000 in aggregate principal amount of its Senior Notes due 2019. On December 15, 2010, AMCE sold $600,000,000 in aggregate principal amount of its 9.75% Senior Subordinated Notes due 2020. J.P. Morgan Securities LLC, an affiliate of J.P. Morgan Partners, LLC, which owns approximately 20.8% of Parent, and Credit Suisse Securities (USA) LLC, whose affiliates own approximately 1.62% of Parent, were initial purchasers of the Notes due 2019 and Notes due 2020.

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

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 12a-15(f) of the Exchange Act. With our participation, an evaluation of the effectiveness of internal control over financial reporting was conducted as of March 31, 2011, based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Item 9B.    Other Information

        None

Item 10.    Directors, Executive Officers and Corporate Governance

 MANAGEMENT

        Our business and affairs are managed by our board of directors, currently consisting of eight members. Gerardo I. Lopez, our Chief Executive Officer, is a director of Parent. Aaron J. Stone is our Chairman of the Board and a non-employee director. The role of Chairman of the Board is held by Mr. Stone to represent the interest of shareholders.

        The following table sets forth certain information regarding our directors, executive officers and key employees as of June 1, 2011:

Name	Age	Position(s) Held
Aaron J. Stone	38	Chairman of the Board, Director (Parent and AMCE)
Gerardo I. Lopez	51	Chief Executive Officer, President and Director (Parent, AMCE and American Multi-Cinema, Inc.)
Dana B. Ardi	63	Director (Parent and AMCE)
Stephen P. Murray	48	Director (Parent and AMCE)
Stan Parker	35	Director (Parent and AMCE)
Phillip H. Loughlin	43	Director (Parent and AMCE)
Eliot P. S. Merrill	40	Director (Parent and AMCE)
Kevin Maroni	48	Director (Parent and AMCE)
Craig R. Ramsey	59	Executive Vice President and Chief Financial Officer (Parent, AMCE and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
John D. McDonald	54	Executive Vice President, U.S. Operations (Parent, AMCE and American Multi-Cinema, Inc.); Director (American Multi-Cinema, Inc.)
Mark A. McDonald	52	Executive Vice President, Global Development (Parent, AMCE and American Multi-Cinema, Inc.)
Stephen A. Colanero	44	Executive Vice President and Chief Marketing Officer (Parent, AMCE and American Multi-Cinema, Inc.)
Robert J. Lenihan	57	President, Programming (Parent, AMCE and American Multi-Cinema, Inc.)
Samuel D. Gourley	60	President, AMC Film Programming (Parent, AMCE and American Multi-Cinema, Inc.)
Kevin M. Connor	48	Senior Vice President, General Counsel and Secretary (Parent, AMCE and American Multi-Cinema, Inc.)
Michael W. Zwonitzer	46	Senior Vice President Finance (Parent, AMCE and American Multi-Cinema, Inc.)
Chris A. Cox	45	Senior Vice President and Chief Accounting Officer (Parent, AMCE and American Multi-Cinema, Inc.)
Terry W. Crawford	54	Senior Vice President and Treasurer (Parent, AMCE and American Multi-Cinema, Inc.)
George Patterson	57	Senior Vice President, Food and Beverage (American Multi-Cinema, Inc.)
Elizabeth Frank	42	Senior Vice President, Strategy and Strategic Partnerships (AMCE)

        All our current executive officers hold their offices at the pleasure of our board of directors, subject to rights under their respective employment agreements in some cases. There are no family relationships between or among any directors and executive officers, except that Messrs. John D. McDonald and Mark A. McDonald are brothers.

        Mr. Aaron J. Stone has served as Chairman of the Board of Parent and AMCE since February 2009. Mr. Stone has served as a Director of Parent since June 2007, and has served as a Director of AMCE since December 2004. Mr. Stone is a Senior Partner of Apollo Management, L.P., where he has been employed since 1997 and which, together with its affiliates, acts as manager of Apollo and related private securities investment funds. Mr. Stone also serves on the boards of directors of Connections Academy, LLC, Hughes Communications, Inc., Hughes Network Systems, LLC, Hughes Telematics, Inc., and Parallel Petroleum. Mr. Stone currently serves on the compensation committee of Hughes Communications, Inc. and the audit committee of Hughes Network Systems, LLC. Mr. Stone has also served on the boards of directors of Educate Inc.; Intelstat, Ltd.; and Skyterra Communications Inc., among others. Mr. Stone served on the audit committees of Educate Inc. and Intelstat, Ltd. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone graduated cum laude with an A.B. degree from Harvard College. Mr. Stone has over 15 years of experience in analyzing and investing in public and private companies and led the diligence of Apollo's investment in AMC, and he provides our board with insight into strategic and financial matters of interest to AMC's management and shareholders.

        Mr. Gerardo I. Lopez has served as Chief Executive Officer, President and a Director of Parent and AMCE since March 2009. Prior to joining the Company, Mr. Lopez served as Executive Vice President of Starbucks Coffee Company and President of its Global Consumer Products, Seattle's Best Coffee and Foodservice divisions from September 2004 to March 2009. Prior thereto, Mr. Lopez served as President of the Handleman Entertainment Resources division of Handleman Company from November 2001 to September 2004. Mr. Lopez also serves on the boards of directors of SilkRoute Global, NCM LLC, DCIP and Midland Partners, LLC. Mr. Lopez holds a B.S. degree in Marketing from George Washington University and a M.B.A. in Finance from Harvard Business School. Mr. Lopez has over 24 years of experience in marketing, sales and operations and management in public and private companies. His prior experience includes management of multi-billion-dollar operations and groups of over 2,500 associates.

        Dr. Dana B. Ardi has served as a Director of Parent and AMCE since April 2009. Dr. Ardi serves as Managing Director and Founder of Corporate Anthropology Advisors LLC, a human capital advisory firm that provides consulting and restructuring services to companies across diverse industry sectors. Prior to founding Corporate Anthropology Advisors LLC in 2009, Dr. Ardi served as a Managing Director at CCMP Capital Advisors, LLC from August 2006 through January 2009, as a Partner at J.P. Morgan Partners, LLC from June 2001 to July 2006, as a Partner at Flatiron Partners, LLC from 1999 to June 2001, as Co-chair of the Global Communications, Entertainment and Technology practice of TMP Worldwide from 1995 to 1999 and prior thereto, Dr. Ardi served as Senior Vice President of New Media at R.R. Donnelley & Sons Company. Dr. Ardi also serves on the board of directors of New Yorkers for Parks and the board of trustees of Chancellor University's Jack Welch Management Institute. Dr. Ardi provides our board of directors with insight and perspective on organizational design, succession planning, leadership training, executive search and tactical human resources matters. Dr. Ardi holds a B.S. degree from the State University of New York at Buffalo and M.S. and Ph.D. degrees in Education from Boston College.

        Mr. Stephen P. Murray has served as a Director of Parent since June 2007, and has served as a Director of AMCE since December 2004. Since March 2007 Mr. Murray has served as President and Chief Executive Officer of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout and growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. From August 2006 to March 2007, Mr. Murray served as President and Chief Operating Officer of CCMP Capital Advisors, LLC. From 1989 through July 2006, Mr. Murray was employed by J.P. Morgan Partners and its predecessor entities, and became a Partner in 1994. Prior to joining J.P. Morgan Partners, LLC in 1989, Mr. Murray served as a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray focuses on investments in Consumer, Retail and Services, and Healthcare Infrastructure. Mr. Murray also serves on the boards of directors of ARAMARK Holdings Corporation, Caremore Medical Enterprises, Generac Power Systems, Hanley Wood, Crestcom, Jetro Holdings, Inc., LHP Hospital Group, Noble Environmental Power, Octagon Credit Investors, Quiznos Subs, Strongwood Insurance and Warner Chilcott. Mr. Murray holds a B.A. degree from Boston College and a M.B.A. from Columbia Business School. Mr. Murray has over 20 years of experience as a private equity investment professional and provides our board with insight and perspective on general investment and financial matters.

        Mr. Stan Parker has served as a Director of Parent since June 2007, and has served as a Director of AMCE since December 2004. Mr. Parker has been affiliated with Apollo and its related investment advisors and investment managers since 2000 and has been a Partner since 2005. Prior to joining Apollo in 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. Mr. Parker also serves on the boards of directors of Affinion, CEVA Group Plc, Charter Communications and Momentive Performance Materials. Mr. Parker holds a B.S. degree in Economics from The Wharton School of Business at the University of Pennsylvania. Mr. Parker has over 12 years of experience in analyzing and investing in public and private companies. Mr. Parker participated in the diligence of Apollo's investment in AMC and provides our board with insight into strategic and financial matters of interest to AMC's management and shareholders.

        Mr. Philip H. Loughlin has served as a Director of Parent, Holdings and AMCE since January 2009. Mr. Loughlin joined Bain Capital in 1996 and has been a Managing Director since 2003. Prior to joining Bain Capital, Mr. Loughlin was a Consultant at Bain & Company and also served in operating roles at Eagle Snacks, Inc. and Norton Company. Mr. Loughlin also serves on the boards of directors of OSI Restaurant Partners, Inc., Ariel Holdings, Ltd., Applied Systems, Inc. and Ship (WorldPay) Luxco. Mr. Loughlin serves on the audit committee of OSI Restaurant Partners. Mr. Loughlin previously served on the boards of directors of Burger King Corporation, Loews Cineplex Entertainment, Brenntag A.G., Professional Services Industries, Inc. and Cinemex and on the audit committees of Burger King Corporation and Loews Cineplex Entertainment. Mr. Loughlin received a M.B.A. from Harvard Business School where he was a Baker Scholar and graduated cum laude with an A.B. degree from Dartmouth College. Mr. Loughlin has 14 years of experience as a private equity investor, participated in the evaluation of Bain Capital's original investment in Loews and has significant experience in serving on boards of directors.

        Mr. Eliot P. S. Merrill has served as a Director of Parent and AMCE since January 2008. Mr. Merrill is a Managing Director of The Carlyle Group focusing on buyout opportunities in the media and telecommunications sectors. Prior to joining Carlyle in 2001, Mr. Merrill was a Principal at Freeman Spogli & Co., a buyout fund with offices in New York and Los Angeles. From 1995 to 1997, Mr. Merrill worked at Dillon Read & Co. Inc. Prior thereto, Mr. Merrill worked at Doyle Sailmakers, Inc. Mr. Merrill also serves as a director of The Nielsen Company B.V. Mr. Merrill holds an A.B. degree from Harvard College. Mr. Merrill has over 13 years of experience in the private equity industry and has focused on the analysis, assessment and capitalization of new acquisitions and existing portfolio companies. Prior to the Loews Mergers, Mr. Merrill served on the audit committee of Loews Cineplex Entertainment Corporation.

        Mr. Kevin J. Maroni has served as a Director of Parent and AMCE since April 2008. Mr. Maroni serves as Senior Managing Director of Spectrum Equity Investors ("Spectrum"), an investment firm with offices in Boston and Menlo Park. Mr. Maroni has served on the boards of directors of numerous public and private companies, including most recently Consolidated Communications, Inc. from 2002 - 2005; NEP Broadcasting, L.P. from 2004-2007; and Classic Media, L.P. from 2006-2007. Prior to joining Spectrum at inception in 1994, Mr. Maroni worked at Time Warner, Inc. and Harvard Management Company's private equity affiliate. Mr. Maroni has also served as a trustee of numerous non-profit institutions, which currently include National Geographic Ventures; the John F. Kennedy Library Foundation and the Park School. Mr. Maroni holds a B.A. degree from the University of Michigan and a M.B.A. from Harvard University. Mr. Maroni has over 20 years of experience as a private equity investor and has experience in serving on a number of public and private company boards of directors.

        Mr. Craig R. Ramsey has served as Executive Vice President and Chief Financial Officer of Parent since June 2007. Mr. Ramsey has served as Executive Vice President and Chief Financial Officer of AMCE and American Multi-Cinema, Inc. since April 2003. Previously, Mr. Ramsey served as Executive Vice President, Chief Financial Officer and Secretary of AMCE and American Multi-Cinema, Inc. since April 2002. Mr. Ramsey served as Senior Vice President, Finance, Chief Financial Officer and Chief Accounting Officer, of AMCE and American Multi-Cinema, Inc. from August 1998 until May 2002. Mr. Ramsey has served as a Director of American Multi-Cinema, Inc. since September 1999. Mr. Ramsey was elected Chief Accounting Officer of AMCE and American Multi-Cinema, Inc. in February 2000. Mr. Ramsey served as Vice President, Finance from January 1997 to October 1999 and prior thereto, Mr. Ramsey served as Director of Information Systems and Director of Financial Reporting since joining American Multi-Cinema, Inc. in February 1995. Mr. Ramsey currently serves as a member of the board of directors of Movietickets.com and has previously served on the board of directors of Bank Midwest. Mr. Ramsey holds a B.S. degree in Accounting and Business Administration from the University of Kansas.

        Mr. John D. McDonald has served as Executive Vice President, U.S. Operations of Parent and AMCE since July 2009. Mr. McDonald has served as Director of American Multi-Cinema, Inc. since November 2007 and has served as Executive Vice President, U.S. Operations of American Multi-Cinema, Inc. since July 2009. Prior to July 2009, Mr. McDonald served as Executive Vice President, U.S. and Canada Operations of American Multi-Cinema, Inc. effective October 1998. Mr. McDonald served as Senior Vice President, Corporate Operations from November 1995 to October 1998. Mr. McDonald is a member of the National Association of Theatre Owners Advisory board of directors. Mr. McDonald has successfully managed the integration for the Gulf States, General Cinema, and Loews mergers and acquisitions. Mr. McDonald attended California State Polytechnic University where he studied economics and history.

        Mr. Mark A. McDonald has served as Executive Vice President, Global Development since July 2009 of Parent and AMCE. Prior thereto, Mr. McDonald served as Executive Vice President, International Operations of Parent, Holdings and AMCE from October 2008 to July 2009. Mr. McDonald has served as Executive Vice President, International Operations of American Multi-Cinema, Inc., and AMC Entertainment International, Inc. ("AMCEI"), a subsidiary of American Multi-Cinema, Inc., since March 2007 and December 1998, respectively. Prior thereto, Mr. McDonald served as Senior Vice President, Asia Operations from November 1995 until his appointment as Executive Vice President, International Operations and Film in December 1998. Mr. McDonald served on the board of directors of AMCEI from March 2007 to May 2010. Mr. McDonald holds a B.A. degree from the University of Southern California and a M.B.A. from the Anderson School at University of California Los Angeles.

        Mr. Stephen A. Colanero has served as Executive Vice President and Chief Marketing Officer of Parent and AMCE since December 2009. Prior to joining AMC, Mr. Colanero served as Vice President of Marketing for RadioShack Corporation from April 2008 to December 2009. Mr. Colanero also served as Senior Vice President of Retail Marketing for Washington Mutual Inc. from February 2006 to August 2007 and as Senior Vice President, Strategic Marketing for Blockbuster Inc. from November 1994 to January 2006. Mr. Colanero holds a B.S. degree in Accounting from Villanova University and a M.B.A. in Marketing and Strategic Management from The Wharton School at the University of Pennsylvania.

        Mr. Robert J. Lenihan has served as President, Programming, of Parent and AMCE since April 2009. Prior to joining AMC, Mr. Lenihan served as Executive Vice President for Loews Cineplex Entertainment Corp from August 1998 to February 2002. Mr. Lenihan was appointed Senior Vice President and Head Film Buyer at Mann Theatres in 1985 and served in that capacity at Act III

Theatres, Century Theatres, Sundance Cinemas and most recently at Village Roadshow. Mr. Lenihan holds a B.S. degree from Rowan University.

        Mr. Samuel D. "Sonny" Gourley has served as President of AMC Film Programming of Parent and AMCE since December 2009. Mr. Gourley has served as President of AMC Film Programming a Division of AMC since November 2005. Prior thereto, Mr. Gourley served as Executive Vice President, National Film from November 2002 to November 2005 and Executive Vice President, East Film from November 1999 to November 2002. Mr. Gourley currently serves on the advisory board of Tent 25 Variety—The Children's Charity located in Los Angeles, as well as serving on the board of the local Tent 8 Variety—The Children's Charity in Kansas City. Mr. Gourley holds a B.A. degree in English from Miami University in Oxford, Ohio.

        Mr. Kevin M. Connor has served as Senior Vice President, General Counsel and Secretary of Parent since June 2007. Mr. Connor has served as Senior Vice President, General Counsel and Secretary of AMCE and American Multi-Cinema, Inc. since April 2003. Prior to April 2003, Mr. Connor served as Senior Vice President, Legal of AMCE and American Multi-Cinema, Inc. beginning November 2002. Prior thereto, Mr. Connor was in private practice in Kansas City, Missouri as a partner with the firm Seigfreid, Bingham, Levy, Selzer and Gee from October 1995. Mr. Connor holds a Bachelor of Arts degree in English and History from Vanderbilt University, a Juris Doctorate degree from the University of Kansas School of Law and a LLM in Taxation from the University of Missouri—Kansas City.

        Mr. Michael W. Zwonitzer has served as Senior Vice President, Finance of Parent and AMCE since July 2009. Prior thereto, Mr. Zwonitzer served as Vice President, Finance of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Zwonitzer has served as Vice President, Finance of AMCE and American Multi-Cinema, Inc. since September 2004 and prior thereto, Mr. Zwonitzer served as Director of Finance from December 2002 to September 2004 and Manager of Financial Analysis from November 2000 to December 2002. Mr. Zwonitzer joined AMC in June 1998. Mr. Zwonitzer holds a B.S. degree in Accounting from the University of Missouri.

        Mr. Chris A. Cox has served as Senior Vice President and Chief Accounting Officer of Parent since June 2010. Prior thereto Mr. Cox served as Vice President and Chief Accounting Officer of Parent and Holdings since June 2007 and December 2004, respectively. Mr. Cox has served as Vice President and Chief Accounting Officer of AMCE and American Multi-Cinema, Inc. since May 2002. Prior to May 2002, Mr. Cox served as Vice President and Controller of American Multi-Cinema, Inc. since November 2000. Previously, Mr. Cox served as Director of Corporate Accounting for the Dial Corporation from December 1999 until November 2000. Mr. Cox holds a Bachelor's of Business Administration in Accounting and Finance degree from the University of Iowa.

        Mr. Terry W. Crawford has served as Senior Vice President and Treasurer of Parent since June 2010. Previously, Mr. Crawford served as Vice President and Treasurer of Parent since June 2007 and of Holdings, AMCE and American Multi-Cinema, Inc. since April 2005. Prior thereto, Mr. Crawford served as Vice President and Assistant Treasurer of Holdings, AMCE and American Multi-Cinema, Inc. from December 2004 until April 2005. Previously, Mr. Crawford served as Vice President, Assistant Treasurer and Assistant Secretary of AMCE from May 2002 until December 2004 and American Multi-Cinema, Inc. from January 2000 until December 2004. Mr. Crawford served as Assistant Treasurer and Assistant Secretary of AMCE from September 2001 until May 2002 and AMC from November 1999 until December 2004. Mr. Crawford served as Assistant Secretary of AMCE from March 1997 until September 2001 and American Multi-Cinema, Inc. from March 1997 until November 1999. Prior to joining AMC, Mr. Crawford served as Vice President and Treasurer for Metmor Financial, Inc., a wholly-owned subsidiary of Metropolitan Life Insurance Company. Mr. Crawford holds a B.S. degree in Business from Emporia State University and a M.B.A. from the University of Missouri—Kansas City.

        Mr. George Patterson has served as Senior Vice President of Food and Beverage of American Multi-Cinema, Inc. since February 2010. Prior thereto, Mr. Patterson served as Director of Asset Strategy and Multibrand Execution for YUM Brands from 2002 to 2010. Prior to joining YUM Brands,

Mr. Patterson was Co-founder and COO of Cool Mountain Creamery and Café from 1997 to 2002. Prior to developing Cool Mountain Creamery and Café, Mr. Patterson was Regional Vice President for Wendy's International restaurants. Mr. Patterson holds a B.A. degree from the University of Florida.

        Elizabeth Frank has served as Senior Vice President of Strategy and Strategic Partnerships for AMCE since July 2010. Prior to joining AMCE, Ms. Frank served as Senior Vice President of Global Programs for AmeriCares. Prior to AmeriCares, Ms. Frank served as Vice President of Corporate Strategic Planning for Time Warner Inc. Prior to Time Warner Inc., Ms. Frank was a partner at McKinsey & Company for nine years. Ms. Frank currently serves on the Board of Directors for the Global Health Council. Ms. Frank holds a Bachelor of Business Administration degree from Lehigh University and a Masters of Business Administration from Harvard University.

Audit Committee

        The Board of Directors is satisfied that the members of our audit committee each have sufficient expertise and business and financial experience necessary to perform their duties as the Company's audit committee effectively. As such, no one member of our audit committee has been named by our Board of Directors as an "audit committee financial expert" as that term is defined in Item 407(d)(5) of Regulation S-K.

Audit Committee of the Board of Directors

Eliot P.S. Merrill (Chairman)
Stan Parker
Kevin Maroni

Code of Business Conduct and Ethics

        We have a Code of Business Conduct and Ethics that applies to all of our associates, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. These standards are designed to deter wrongdoing and to promote honest and ethical conduct. The Code of Business Conduct and Ethics, which address the subject areas covered by the SEC's rules, may be obtained free of charge through our website: www.amctheatres.com under "Investor Relations—Corporate Governance." Any substantive amendment to, or waiver from, any provision of the Code of Business Conduct and Ethics with respect to any senior executive or financial officer shall be posted on this website. The information contained on our website is not part of this Annual Report on Form 10-K.

Item 11.    Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

        This section discusses the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, our three other most highly compensated executive officers as well as an additional executive officer whose compensation otherwise would have been subject to reporting had there not been any equity grants and a retention bonus award in fiscal 2011. These individuals are referred to as the "Named Executive Officers."

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

        The Compensation Committee believes, based on general business and industry experience and knowledge of its members, that the use of the combination of base salary, annual performance bonuses, and long-term incentives (including stock option or other stock-based awards) offers the best approach to achieving our compensation goals, including attracting and retaining talented and capable executives and motivating our executives and other officers to expend maximum effort to improve the business results, earnings and overall value of our business.

Base Salaries

        Base salaries for our Named Executive Officers are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the Compensation Committee. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy, but we do not make any determinations or changes in compensation in reaction to market data alone. The Compensation Committee's goal is to provide total compensation packages that are competitive with prevailing practices in our industry and in the geographic markets in which we conduct business. However, the Compensation Committee retains flexibility within the compensation program to respond to and adjust for specific circumstances and our evolving business environment. Periodically, the Company obtains information regarding the salaries of employees at comparable companies, including approximately 150 multi-unit businesses in the retail, entertainment and food service industries. Base salaries for our Named Executive Officers are reviewed from time to time by the Compensation Committee and may be increased pursuant to such review and/or in accordance with guidelines contained in the various employment agreements in order to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries for our Named Executive Officers increased between 3.0% and 6.0% from fiscal 2010 to fiscal 2011.

Annual Performance Bonus

        The Compensation Committee has the authority to award annual performance bonuses to our Named Executive Officers. Under the current employment agreements, each Named Executive Officer is eligible for an annual bonus based on our annual incentive compensation program as it may exist from time to time. We believe that annual bonuses based on performance serve to align the interests of management and stockholders, and our annual bonus program is primarily designed to reward increases in adjusted EBITDA. Individual bonuses are performance based and, as such, can be highly variable from year to year. The annual incentive bonuses for our Named Executive Officers are determined by our Compensation Committee and, except with respect to his own bonus, our chief executive officer, based on our annual incentive compensation program as it may exist from time to time. For fiscal 2011, the annual incentive compensation program was based on a company component and an individual component. The company component was based on attainment of an adjusted EBITDA target of $387,800,000. The plan guideline was that no company performance component of the bonus would be paid below attainment of 90% of targeted adjusted EBITDA and that upon attainment of 100% of targeted adjusted EBITDA, each Named Executive Officer would receive 100% of his assigned bonus target. Upon attainment of 110% of targeted adjusted EBITDA, each Named Executive Officer would receive a maximum of 200% of his assigned bonus target. The individual component of the bonus does not have an adjusted EBITDA threshold but is based on achievement of key performance measures and overall performance and contribution to our strategic and financial goals. Under the annual incentive compensation program, our Compensation Committee and, except with respect to his own bonus, chief executive officer, retain discretion to decrease or increase bonuses relative to the guidelines based on qualitative or other objective factors deemed relevant by the Compensation Committee.

        The following table summarizes the company component upon attainment of 100% of targeted adjusted EBITDA and the individual component of the annual performance bonus plan for fiscal 2011:

	Company Component at 100% Target	Individual Component
Gerardo I. Lopez	$407,700	$101,900
Craig R. Ramsey	212,200	53,050
John D. McDonald	212,200	53,050
Robert J. Lenihan	126,700	84,450
Kevin M. Connor	120,500	80,350
Stephen A. Colanero	140,600	93,750

        Our annual bonuses have historically been paid in cash and traditionally have been paid in a single installment in the first quarter following the completion of a given fiscal year following issuance of our annual audit report. Pursuant to current employment agreements, each Named Executive officer is eligible for an annual bonus pursuant to the annual incentive plan in place at the time. The Compensation Committee has discretion to increase the annual bonus paid to our Named Executive Officers using its judgment if the Company exceeds certain financial goals, or to reward for achievement of individual annual performance objectives. No company component bonuses were earned for fiscal 2011 under the annual incentive compensation program because the Company did not meet the minimum 90% of targeted adjusted EBITDA threshold as established by the Compensation Committee. The individual component of the bonus, which was subject to the approval by the Compensation Committee and the Board of Directors, was determined following a review of each Named Executive Officer's individual performance and contribution to our strategic and financial goals. The individual performance review has been conducted during the first quarter of fiscal 2012 and the individual component bonuses were finalized and approved by the Compensation Committee and the Board of Directors.

Special Incentive Bonus

        Pursuant to his employment agreement, Mr. Gerardo Lopez is entitled to a one-time special incentive bonus of $2,000,000 that vests at the rate of $400,000 per year over five years, effective March 2009, provided that he remains employed on each vesting date. The first three installments of the special incentive bonus are payable on the third anniversary and the fourth and fifth installments are payable upon vesting. The special incentive bonus of $2,000,000 shall immediately vest in full upon Mr. Lopez's involuntary termination within twelve months after a change of control, as defined in the employment agreement. As of March 31, 2011, Mr. Lopez has vested in two-fifths, or $800,000, of this special incentive bonus to be paid on his third anniversary.

Long Term Incentive Equity Awards

        On June 11, 2007, Marquee Merger Sub Inc., a wholly-owned subsidiary of Parent, merged with and into Holdings, with Holdings continuing as the surviving corporation (the "holdco merger"). As a result of the holdco merger, Holdings became a wholly owned subsidiary of Parent, a newly formed entity controlled by the Sponsors. In connection with the holdco merger, on June 11, 2007, Parent amended and restated its 2004 Stock Option Plan ("2004 Stock Option Plan"), which provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code) and non-qualified stock options to acquire Parent common stock to eligible employees and consultants of Parent and its subsidiaries and non-employee directors of Parent. Options granted under the plan vest in equal installments over three to five years from the grant date, subject to the optionee's continued service with Parent or one of its subsidiaries. The Compensation Committee approved stock option grants to Mr. Stephen Colanero under the 2004 Stock Option Plan on July 8, 2010. On July 23, 2010, the Board determined that the Company would no longer grant any additional awards of shares of common stock of the Company under the 2004 Stock Option Plan.

        On July 8, 2010, the Board of Directors of Parent and the stockholders of Parent approved the adoption of the AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan ("2010 Equity Incentive Plan"). The 2010 Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock-based awards and performance-based compensation awards. During fiscal 2011, the Compensation Committee approved grants of stock options, restricted stock (time vesting), and restricted stock (performance vesting) to the named executive officers. The options granted under the plan vest in equal installments over four years from the grant date, subject to the optionee's continued service with the Company. The restricted share (time vesting) grants vest on the fourth anniversary of the date of grant, subject to the Named Executive Officer's continued service with the Company. The award agreements for the restricted shares (performance vesting) generally provide that 25% of the restricted shares awarded will become vested in each year over a four-year period upon the Company meeting certain pre-established annual performance targets. Because each annual performance target is set at the start of each respective single-fiscal year performance period, only twenty-five percent of the total restricted shares (performance vesting) awarded are deemed granted each year over the four-year period in accordance with Accounting Standards Codification 718-10-55-95. The grant date fair value for the first year's performance period, fiscal 2011, is included in the Summary Compensation Table. The restricted share (performance vesting) grants for fiscal 2011 have a vesting term of approximately one year upon the Company meeting a pre-established annual adjusted EBITDA target of $387,800,000. The Named Executive Officers did not vest in the restricted share (performance vesting) grants for fiscal 2011 as the Company did not meet the adjusted EBITDA target threshold established by the Compensation Committee. Further discussion of the 2010 Equity Incentive Plan compensation for the Named Executive Officers can be found in the Potential Payments Upon Termination or Change in Control section.

Retirement Benefits

        We provide retirement benefits to the Named Executive Officers under both qualified and non-qualified defined-benefit and defined-contribution retirement plans. The Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc. ("AMC Defined Benefit Retirement Income Plan") and the AMC 401(k) Savings Plan are both tax-qualified retirement plans in which the Named Executive Officers participate on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by the Employee Retirement Income Security Act of 1974 ("ERISA") and the Internal Revenue Code on the annual amount of a pension which may be paid under a qualified defined-benefit plan and on the maximum amount that may be contributed to a qualified defined-contribution plan, the benefits that would otherwise be payable to the Named Executive Officers under the Defined Benefit Retirement Income Plan are limited. Because we did not believe that it was appropriate for the Named Executive Officers' retirement benefits to be reduced because of limits under ERISA and the Internal Revenue Code, we had established non-qualified supplemental defined-benefit plans that permit the Named Executive Officers to receive the same benefit that would be paid under our qualified defined-benefit plan up to the old IRS limit, as indexed, as if the Omnibus Budget Reconciliation Act of 1993 had not been in effect. On November 7, 2006, our Board of Directors approved a proposal to freeze the AMC Defined Benefit Retirement Income Plan and the AMC Supplemental Executive Retirement Plan, effective as of December 31, 2006. The Compensation Committee determined that this type of plan is not as effective as other elements of compensation in aligning executives' interests with the interests of stockholders. As a result, the Compensation Committee determined to freeze these plans. Benefits no longer accrue under the AMC Defined Benefit Retirement Income Plan or the AMC Supplemental Executive Retirement Plan for our Named Executive Officers or for other participants.

        Effective January 1, 2011, under the Company's 401(k) Savings Plan, the Company began to match 100% of each eligible employee's elective contributions up to 3% and 50% of contributions up to 5% of the employee's eligible compensation. During fiscal 2010 and the first three quarters of fiscal 2011, the Company matched 50% of each eligible employee's elective contributions up to 6% of the employee's eligible compensation. During fiscal 2009, the Company matched 100% of elective contributions up to 5% of employee compensation.

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

All Other Compensation

        The other compensation provided to each Named Executive Officer is reported in the All Other Compensation column of the "Summary Compensation Table" below, and is further described in footnote (8) to that table. All other compensation for fiscal 2011 consists of Company matching contributions under our 401(k) savings plan, which is a qualified defined contribution plan, life insurance premiums, relocation expenses, and on-site parking. All other compensation is benchmarked and reviewed, revised and approved by the Compensation Committee every year.

Policy with Respect to Section 162(m)

        Section 162(m) of the Internal Revenue Code generally disallows public companies a tax deduction for compensation in excess of $1,000,000 paid to their chief executive officers and the four other most highly compensated executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options and other awards that may be granted to our Named Executive Officers as described above) satisfies the requirements for exemption from the $1,000,000 deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with the goals of AMCE and its stockholders.

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

Compensation Committee of the Board of Directors

Stephen P. Murray (Chairman)
Aaron J. Stone
Eliot P.S. Merrill
Philip Loughlin

Summary Compensation Table

        The following table presents information regarding compensation of our principal executive officer, our principal financial officer, our three other most highly compensated executive officers for services rendered during fiscal 2011 as well as an additional executive officer whose compensation otherwise would have been subject to reporting had there not been any equity grants and a retention bonus award in fiscal 2011. These individuals are referred to as "Named Executive Officers."

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)(7)	All Other Compensation ($)(8)	Total ($)
Gerardo I. Lopez	2011	$728,000	$400,000	$985,845	$307,819	$203,800	$—	$1,794	$2,627,258
Chief Executive Officer, President	2010	700,003	400,000	—	—	674,240	—	66,220	1,840,463
and Director (Parent, AMCE and	2009	64,615	—	—	2,068,847	—	—	16,570	2,150,032
American Multi-Cinema, Inc.)
Craig R. Ramsey	2011	408,100	—	591,582	184,750	106,100	45,696	14,662	1,350,890
Executive Vice President and	2010	385,000	—	—	—	346,847	83,470	6,656	821,973
Chief Financial Officer (Parent,	2009	383,508	—	—	—	—	—	16,634	400,142
AMCE and American Multi-Cinema, Inc.)
John D. McDonald	2011	408,100	—	591,582	184,750	66,313	85,763	14,536	1,351,044
Executive Vice President North	2010	385,000	—	—	—	344,344	134,080	9,419	872,843
American Operations (Parent,	2009	383,508	—	—	—	—	—	21,626	405,134
AMCE and American Multi-Cinema, Inc.)
Robert J. Lenihan	2011	422,300	—	197,320	61,681	63,338	—	10,311	754,950
President, Film Programming	2010	376,885	—	—	138,833	252,838	—	48,762	817,318
(Parent, AMCE and American
Multi-Cinema, Inc.)
Kevin M. Connor	2011	334,750	—	197,320	61,681	80,350	7,016	9,632	690,749
Senior Vice President, General	2010	325,000	—	—	—	260,520	12,201	8,205	605,926
Counsel and Secretary (Parent,	2009	323,658	—	—	—	—	—	16,123	339,781
AMCE and American Multi-
Cinema, Inc.)
Stephen A. Colanero	2011	360,500	100,000	197,320	369,512	117,188	—	28,139	1,172,659
Executive Vice President, and Chief Marketing Officer (Parent, AMCE and American Multi-Cinema, Inc.)

(1)
The principal positions shown are at March 31, 2011. Compensation for Mr. Robert Lenihan and Mr. Stephen Colanero is provided for years where they were Named Executive Officers only.

(2)
The bonus activity for Mr. Lopez reflects the vested portion of his Special Incentive Bonus. Mr. Colanero received a retention bonus on the first anniversary of his employment. The employment agreement for Mr. Colanero entitled him to receive a retention bonus after one year of service.

(3)
As required by SEC Rules, amounts shown in the column, "Stock Awards," presents the aggregate grant date fair value of restricted stock awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The number and grant date fair value of restricted stock (time vesting) and restricted stock (performance vesting) awarded each Named Executive Officer appear in the Grants of Plan-Based Awards table. The estimated fair value of the stock at the grant date was approximately $752 per share and was based upon a contemporaneous valuation reflecting market conditions. The valuation assumptions used for the restricted stock awards are provided in Note 9—Stockholder's Equity to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. The restricted share (time vesting) grants vest on the fourth anniversary of the date of grant, subject to the Named Executive Officer's continued service with the Company. Of the total restricted share (performance vesting) awards approved by the Compensation Committee, approximately twenty-five percent of the total awards will be granted each year over a four-year period in accordance with ASC 718-10-55-95. Only the restricted share (performance vesting) awards that have been granted (twenty-five percent in fiscal 2011) have been included in the Summary Compensation Table. The restricted share (performance vesting) grants for fiscal 2011 have a vesting term of approximately one year upon the Company meeting a pre-established annual adjusted EBITDA target of $387,800,000. The Named Executive

  Officers did not vest in the restricted share (performance vesting) grants for fiscal 2011 as the Company did not meet the adjusted EBITDA target threshold established by the Compensation Committee.

(4)
As required by SEC Rules, amounts shown in the column, "Option Awards," presents the aggregate grant date fair value of option awards granted in the fiscal year in accordance with accounting rules ASC 718, Compensation—Stock Compensation. These amounts reflect the Company's cumulative accounting expense over the vesting period and do not correspond to the actual value that will be realized by the Named Executive Officers. Options are to acquire shares of Parent common stock. The valuation assumptions used for the stock option awards are provided in Note 9—Stockholder's Equity to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

In July 2010, the Named Executive Officers received a grant of non-qualified stock options under the 2010 Equity Incentive Plan. The number and grant date fair value of options awarded to each Named Executive Officer appear in the Grants of Plan-Based Awards table. The options vest in four equal annual installments, subject to continued employment. The stock options expire after ten years from the date of the grant. The estimated grant date fair value of the options was $293.72 per share and was determined using the Black-Scholes option-pricing model. The option exercise price was $752 per share. Also, in July 2010, Mr. Colanero received a grant of 1,023 non-qualified stock options under the 2004 Stock Option Plan. These options vest ratably over 5 years, subject to continued employment, with an exercise price of $752 per share. The estimated grant date fair value of the options was $300.91 per share and was determined using the Black-Scholes option-pricing model.

In May 2009, Mr. Robert Lenihan received a stock option grant under the 2004 stock option plan to purchase 1,023 common shares of Parent at a price equal to $339.59 per share. The options will vest in five equal annual installments, subject to continued employment. The options shall expire after ten years from the date of the grant.

In March 2009, Mr. Gerardo Lopez received a stock option grant under the 2004 stock option plan to purchase 15,980.45 common shares of Parent at a price equal to $323.95 per share. The options will vest in five equal annual installments, subject to Mr. Lopez's continued employment. The options shall expire after ten years from the date of the grant.

No option awards granted to Named Executive Officers in the above table were forfeited in fiscal 2011, fiscal 2010 or fiscal 2009.

(5)
For fiscal 2011, the individual component bonus of the annual incentive compensation plan was approved during the first quarter of fiscal 2012 following a review of each Named Executive Officer's individual performance and contribution to the Company's strategic and financial goals. No company component bonuses were earned for fiscal 2011 under the annual incentive compensation program because the Company did not meet the minimum 90% of targeted adjusted EBITDA threshold. For fiscal 2010, bonus amounts were approved for both the company component bonus and the individual component bonus of the annual incentive compensation plan. The Company attained an adjusted EBITDA of 104% of target, which is equivalent to an approximate 142% payout of the assigned bonus target for the company component. No bonuses were earned in fiscal 2009 under the annual incentive bonus program as the Company did not meet the minimum targeted adjusted EBITDA threshold established by the Compensation Committee. Further discussion on the annual incentive bonus program for the Named Executive Officers can be found in the Compensation Discussion and Analysis—Annual Performance Bonus section.

(6)
The following table represents the aggregate increases and decreases in actuarial present value of each officer's accumulated benefit amounts. The aggregate decreases in actuarial present value amounts have been omitted from the Summary Compensation Table:

		Defined Benefit Plan	Supplemental Executive Retirement Plan
Craig R. Ramsey	2011	$17,441	$9,043
	2010	42,764	22,173
	2009	(2,109)	(1,094)
John D. McDonald	2011	44,869	23,264
	2010	87,134	45,179
	2009	(35,248)	(18,276)
Kevin M. Connor	2011	4,966	2,050
	2010	8,635	3,566
	2009	(4,394)	(1,814)

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

(7)
This column includes the nonqualified deferred compensation above market earnings for the difference between market interest rates determined pursuant to SEC rules and the interest contingently credited by the Company on salary deferred by the Named Executive Officers. For fiscal 2011, above market earnings of 17.6% to 23.8% for Mr. Ramsey and Mr. McDonald were $19,212 and $17,630, respectively. For fiscal 2010, above market earnings of 19.7% to 21.6% for Mr. Ramsey and Mr. McDonald were $18,533 and $1,767, respectively. There were no above market earnings under the nonqualified deferred compensation plan for the Named Executive Officers for fiscal 2009. Further discussion on the nonqualified deferred compensation for the Named Executive Officers can be found in the Compensation Discussion and Analysis—Nonqualified Deferred Compensation section.

(8)
All Other Compensation is comprised of Company matching contributions under our 401(k) savings plan which is a qualified defined contribution plan, life insurance premiums, relocation expenses, and on-site parking. The following table summarizes "All Other Compensation" provided to the Named Executive Officers for fiscal 2011:

	Relocation Expenses	Reimbursement for Taxes Related to Relocation	On-Site Parking	Company Matching Contributions to 401(k) Plan	Life Insurance Premiums	Total
Gerardo I. Lopez	$—	$—	$—	$—	$1,794	$1,794
Craig R. Ramsey	—	—	—	10,825	3,837	14,662
John D. McDonald	—	—	—	12,742	1,794	14,536
Robert J. Lenihan	—	—	736	6,221	3,354	10,311
Kevin M. Connor	—	—	—	8,542	1,090	9,632
Stephen A. Colanero	16,830	9,315	—	1,109	885	28,139

  Infrequently, family of Named Executive Officers ride along on the Company aircraft when the aircraft is already going to a specific destination for a business purpose. The Company does not allocate any incremental cost to the executive for the family member's use.

Compensation of Named Executive Officers

        The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2011. The primary elements of each Named Executive Officer's total compensation reported in the table are base salary and annual bonus.

        The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer's base salary and annual bonus is provided below.

        The "Pension Benefits" table and related description of the material terms of our pension plans describe each Named Executive Officer's retirement benefits under the Companies' defined-benefit pension plans to provide context to the amounts listed in the Summary Compensation Table. The "Grant of Plan-based Awards" table and related footnotes provides material terms of the Company's 2010 Equity Incentive Plan and the 2004 Stock Option Plan. The discussion in the section "Potential Payments Upon Termination or Change in Control" explains the potential future payments that may become payable to our Named Executive Officers.

Description of Employment Agreements—Salary and Bonus Amounts

        We have entered into employment agreements with each of Messrs. Lopez, Ramsey, McDonald, Lenihan, Connor, and Colanero. Provisions of these agreements relating to outstanding equity incentive awards and post-termination of employment benefits are discussed below.

        Gerardo I. Lopez.    On February 23, 2009, AMC Entertainment entered into an employment agreement with Gerardo I. Lopez to serve as its Chief Executive Officer. The term of the agreement is for three years, with automatic one-year extensions each year. The agreement provides that Mr. Lopez will receive an initial annualized base salary of $700,000. The Board of Directors or Compensation Committee, based on its review, has discretion to increase (but not reduce) the base salary each year. Mr. Lopez's target incentive bonus for fiscal 2011 was equal to 70% of his annual base salary. In addition, Mr. Lopez is receiving a one-time special incentive bonus that vests at the rate of $400,000 per year over five years, effective March 2009, provided he remains employed on each vesting date. The first three installments of the special incentive bonus are payable on the third anniversary and the fourth and fifth installments are payable upon vesting. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. The agreement also provides that Mr. Lopez will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with related business expenses and travel. Change in control, severance arrangements and restrictive covenants in Mr. Lopez's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        Craig R. Ramsey.    On July 1, 2001, AMC and AMCE entered into an employment agreement with Craig R. Ramsey, who serves as the Executive Vice President and Chief Financial Officer of the Company and reports directly to AMCE's Chairman of the Board, President and Chief Executive Officer. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Ramsey will receive an initial annualized base salary of $275,000. Subject to their review, the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee have discretion to increase the base salary each year. The agreement also provides for annual bonuses for Mr. Ramsey based on the applicable incentive compensation program of the company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Ramsey will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change in control and severance arrangements in Mr. Ramsey's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        John D. McDonald.    On July 1, 2001, AMC and AMC Entertainment entered into an employment agreement with John D. McDonald, who serves as an Executive Vice President, North America Operations. Mr. McDonald reports directly to AMC's President and Chief Operating Officer or such officer's designee. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. McDonald will receive an initial annualized base salary of $275,000. Subject to their review, the President and Chief Operating Officer of AMC with the approval of AMC Entertainment's Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee have discretion to increase the base salary each year. The agreement also provides for annual bonuses for Mr. McDonald based on the applicable incentive compensation program of the Company and consistent with the determination of the President and Chief Operating Officer of AMC with the approval of AMC Entertainment's Chairman of the Board, President and Chief Executive Officer and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Compensation Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. McDonald will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change in control and severance arrangements in Mr. McDonalds' employment agreements are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        Robert J. Lenihan.    On April 7, 2009, AMC Entertainment entered into an employment agreement with Robert J. Lenihan who serves as the President of Film Programming. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Lenihan will receive an initial annualized base salary of $410,000. Subject to their review, the Board or the Compensation Committee have discretion to increase (but not reduce) the base salary each year. The agreement also provides for annual bonuses for Mr. Lenihan and the target incentive for a particular fiscal year of the Company shall be determined by the Board of Directors or the Compensation Committee, in its sole discretion, based on performance objectives. The target incentive bonus for each fiscal year during the period of employment shall equal 50% of the base salary. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Lenihan will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with carrying out the Executive's duties for the Company. Change in control and severance arrangements in Mr. Lenihan's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        Kevin M. Connor.    On November 6, 2002, AMC and AMC Entertainment entered into an employment agreement with Kevin M. Connor who serves as the Senior Vice President, General Counsel and Secretary of the Company. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Connor will receive an initial annualized base salary of $225,000. Subject to their review, the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee have discretion to increase the base salary each year. The agreement also provides for annual bonuses for Mr. Connor based on the applicable incentive compensation program of the Company and consistent with the determination of the Chairman of the Board, President and Chief Executive Officer of AMCE and, if applicable, the Compensation Committee. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Connor will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred in connection with business travel and entertainment. Change in control and severance arrangements in Mr. Connor's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

        Stephen A. Colanero.    On November 24, 2009, AMC Entertainment entered into an employment agreement with Stephen A. Colanero who serves as the Executive Vice President and Chief Marketing Officer. The term of the agreement is for two years, with automatic one-year extensions each year. The agreement provides that Mr. Colanero will receive an initial annualized base salary of $350,000. The base salary will be reviewed by the Board of Directors or the Compensation Committee on an annual basis and may, in its discretion, increase (but not decrease) the rate then in effect. The agreement also provides for annual bonuses for Mr. Colanero determined by the Board of Directors or the Compensation Committee in its sole discretion, based on performance objectives established with respect to that particular fiscal year. The target incentive bonus for each fiscal year during the period of employment shall equal 65% of the base salary. In making its determination with respect to salary and bonus levels, the Committee considers the factors discussed in the "Current Executive Compensation Program Elements" of the Compensation Discussion and Analysis above. In addition, the agreement provides that Mr. Colanero will be eligible for benefits offered by the Company to other executive officers and will be entitled to reimbursements for expenses reasonably incurred while carrying out his duties for the Company, subject to the Company's expense reimbursement policies. Severance arrangements in Mr. Colanero's employment agreement are discussed in detail below in the narrative section "Potential Payments Upon Termination or Change in Control."

Grants of Plan-based Awards—Fiscal 2011

        The following table summarizes plan-based awards granted to named executive officers during fiscal 2011:

									All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards					Exercise Or Base Price of Option Awards ($/Sh)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Gerardo I. Lopez
AIP—Company(1)	N/A	N/A	$—	$407,700	$815,400	—	—	—	—	—	$—	$—
AIP—Individual(2)	N/A	N/A	—	101,900	203,800	—	—	—	—	—	—	—
2010 Plan-Performance(3)	07/19/2010	07/08/2010	—	—	—	—	262.25	262.25	—	—	—	197,320
2010 Plan-Time(4)	07/19/2010	07/08/2010	—	—	—	—	1,048.00	1,048.00	—	—	—	788,525
2010 Plan-Option(5)	07/19/2010	07/08/2010	—	—	—	—	1,048.00	1,048.00	—	—	752.00	307,819
Craig R. Ramsey
AIP—Company(1)	N/A	N/A	—	212,200	424,400	—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	—	53,050	106,100	—	—	—	—	—	—	—
2010 Plan-Performance(3)	07/19/2010	07/08/2010	—	—	—	—	157.25	157.25	—	—	—	118,316
2010 Plan-Time(4)	07/19/2010	07/08/2010	—	—	—	—	629.00	629.00	—	—	—	473,266
2010 Plan-Option(5)	07/19/2010	07/08/2010	—	—	—	—	629.00	629.00	—	—	752.00	184,750
John D. McDonald
AIP—Company(1)	N/A	N/A	—	212,200	424,400	—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	—	53,050	79,575	—	—	—	—	—	—	—
2010 Plan-Performance(3)	07/19/2010	07/08/2010	—	—	—	—	157.25	157.25	—	—	—	118,316
2010 Plan-Time(4)	07/19/2010	07/08/2010	—	—	—	—	629.00	629.00	—	—	—	473,266
2010 Plan-Option(5)	07/19/2010	07/08/2010	—	—	—	—	629.00	629.00	—	—	752.00	184,750
Robert J. Lenihan
AIP—Company(1)	N/A	N/A	—	126,700	253,400	—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	—	84,450	126,675	—	—	—	—	—	—	—
2010 Plan-Performance(3)	07/19/2010	07/08/2010	—	—	—	—	52.25	52.25	—	—	—	39,314
2010 Plan-Time(4)	07/19/2010	07/08/2010	—	—	—	—	210.00	210.00	—	—	—	158,006
2010 Plan-Option(5)	07/19/2010	07/08/2010	—	—	—	—	210.00	210.00	—	—	752.00	61,681
Kevin M. Connor
AIP—Company(1)	N/A	N/A	—	120,500	241,000	—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	—	80,350	120,525	—	—	—	—	—	—	—
2010 Plan-Performance(3)	07/19/2010	07/08/2010	—	—	—	—	52.25	52.25	—	—	—	39,314
2010 Plan-Time(4)	07/19/2010	07/08/2010	—	—	—	—	210.00	210.00	—	—	—	158,006
2010 Plan-Option(5)	07/19/2010	07/08/2010	—	—	—	—	210.00	210.00	—	—	752.00	61,681
Stephen A. Colanero
AIP—Company(1)	N/A	N/A	—	140,600	281,200	—	—	—	—	—	—	—
AIP—Individual(2)	N/A	N/A	—	93,750	140,625	—	—	—	—	—	—	—
2010 Plan-Performance(3)	07/19/2010	07/08/2010	—	—	—	—	52.25	52.25	—	—	—	39,314
2010 Plan-Time(4)	07/19/2010	07/08/2010	—	—	—	—	210.00	210.00	—	—	—	158,006
2010 Plan-Option(5)	07/19/2010	07/08/2010	—	—	—	—	210.00	210.00	—	—	752.00	61,681
2004 Plan-Option(6)	07/12/2010	07/08/2010	—	—	—	—	1,023.00	1,023.00	—	—	752.00	307,831

(1)
The company component bonus of the annual incentive compensation program ("AIP") was based primarily on attainment of an adjusted EBITDA target of $387,800,000. The plan guideline was that no company performance component of the bonus would be paid below attainment of 90% of targeted adjusted EBITDA and that upon attainment of 100% of targeted adjusted EBITDA, each Named Executive Officer would receive 100% of his assigned bonus target. Upon attainment of 110% of targeted adjusted EBITDA, each Named Executive Officer would receive a maximum of 200% of his assigned bonus target. No company component bonuses were earned for fiscal 2011 under the annual incentive compensation program because the Company did not meet the minimum 90% of targeted adjusted EBITDA threshold.

(2)
The individual component bonus of the annual incentive compensation plan ("AIP") for fiscal 2011 was determined during the first quarter of fiscal 2012 following a review of each Named Executive Officer's individual performance and contribution to the Company's strategic and financial goals.

(3)
The amounts shown in this row presents the number and aggregate grant date fair value of restricted stock (performance vesting) awards granted in July 2010 in accordance with accounting rules ASC 718, Compensation—Stock Compensation. Of the total restricted share (performance vesting) awards approved by the Compensation Committee, approximately twenty-five percent of the total awards will be granted each year over a four-year period in accordance with ASC 718-10-55-95. Only the restricted share (performance vesting) awards that have been granted (twenty-five percent in fiscal 2011) have been included in the Grants of Plan-based Awards Table. The restricted share (performance vesting) grants for fiscal 2011 have a vesting term of approximately one year upon the Company meeting a pre-established annual adjusted EBITDA target of $387,800,000. The estimated fair value of the stock at the grant date was approximately $752 per share and was based upon a contemporaneous valuation reflecting market conditions. The Named Executive Officers did not vest in the restricted share (performance vesting) grants for fiscal 2011 as the Company did not meet the adjusted EBITDA target threshold established by the Compensation Committee.

(4)
The amounts shown in this row presents the number and aggregate grant date fair value of restricted stock (time vesting) awards granted in July 2010 in accordance with accounting rules ASC 718, Compensation—Stock Compensation. The restricted share (time vesting) grants vest on the fourth anniversary of the date of grant, subject to the Named Executive Officer's continued service with the Company. The estimated fair value of the stock at the grant date was approximately $752 per share and was based upon a contemporaneous valuation reflecting market conditions.

(5)
In July 2010, the Named Executive Officers received a grant of non-qualified stock options under the 2010 Equity Incentive Plan. The options vest in four equal annual installments, subject to continued employment. The stock options expire after ten years from the date of the grant. The estimated grant date fair value of the options was $293.72 per share and was determined using the Black-Scholes option-pricing model. The option exercise price was $752 per share.

(6)
In July 2010, Mr. Colanero received a grant of 1,023 non-qualified stock options under the 2004 Stock Option Plan. These options vest ratably over 5 years, subject to continued employment, with an exercise price of $752 per share. The estimated grant date fair value of the options was $300.91 per share and was determined using the Black-Scholes option-pricing model.

        The valuation assumptions used for the stock option and restricted stock awards are provided in Note 9—Stockholder's Equity to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Outstanding Equity Awards at end of Fiscal 2011

        The following table presents information regarding the outstanding equity awards of Parent common stock held by each of our Named Executive Officers as of March 31, 2011, including the vesting dates for the portions of these awards that had not vested as of that date:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gerardo I. Lopez
2004 Plan-Option(1)	6,392.18000	9,588.27000	—	$323.95	03/06/2019	—	—	—	$—
2010 Plan-Option(5)	—	1,048.00000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	1,048.00	788,525.00
Craig R. Ramsey
2004 Plan-Option(2)	4,092.28723	—	—	491.00	12/23/2014	—	—	—	—
2010 Plan-Option(5)	—	629.00000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	629.00	473,266.00
John D. McDonald
2004 Plan-Option(2)	2,046.14362	—	—	491.00	12/23/2014	—	—	—	—
2010 Plan-Option(5)	—	629.00000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	629.00	473,266.00
Robert J. Lenihan
2004 Plan-Option(3)	204.60000	818.40000	—	339.59	05/28/2019	—	—	—	—
2010 Plan-Option(5)	—	210.00000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	210.00	158,006.00
Kevin M. Connor
2004 Plan-Option(2)	2,046.14362	—	—	491.00	12/23/2014	—	—	—	—
2010 Plan-Option(5)	—	210.00000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	210.00	158,006.00
Stephen A. Colanero
2004 Plan-Option(4)	—	1,023.00000	—	752.00	07/12/2020	—	—	—	—
2010 Plan-Option(5)	—	210.00000	—	752.00	07/19/2020	—	—	—	—
2010 Plan-Time(6)	—	—	—	—	—	—	—	210.00	158,006.00

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

(3)
The options vest at a rate of 20% per year commencing on May 28, 2010.

(4)
The options vest at a rate of 20% per year commencing on July 12, 2011.

(5)
The options vest at a rate of 25% per year commencing on July 19, 2011.

(6)
The restricted stock (time vesting) vests on the fourth anniversary on July 19, 2014.

        The restricted share (performance vesting) grants did not vest in fiscal 2011 and were not included in the "Outstanding Equity Awards at the end of Fiscal 2011" table. Of the total restricted share (performance vesting) awards approved by the Compensation Committee, approximately twenty-five percent of the total awards will be granted each year, starting in fiscal 2011, over a four-year period in accordance with ASC 718-10-55-95. The restricted share (performance vesting) grants have a vesting term of approximately one year upon the Company meeting a pre-established target determined by the Compensation Committee. Seventy-five percent of the total restricted share (performance vesting) awards approved have not been granted as of March 31, 2011 pursuant to ASC 718-10-55-95.

Option Exercises and Stock Vested—Fiscal 2011

        None of our Named Executive Officers exercised options or held any outstanding vested stock awards during fiscal 2011.

Pension Benefits

        The following table presents information regarding the present value of accumulated benefits that may become payable to the Named Executive Officers under our qualified and nonqualified defined-benefit pension plans.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit(1) ($)	Payments During Last Fiscal Year ($)
Gerardo I. Lopez	—	—	$—	$—
Craig R. Ramsey	Defined Benefit Retirement Income Plan	12.00	197,290	—
	Supplemental Executive Retirement Plan	12.00	102,293	—
John D. McDonald	Defined Benefit Retirement Income Plan	31.05	362,740	—
	Supplemental Executive Retirement Plan	31.05	188,078	—
Robert J. Lenihan	—	—	—	—
Kevin M. Connor	Defined Benefit Retirement Income Plan	4.00	32,562	—
	Supplemental Executive Retirement Plan	4.00	13,446	—
Stephen A. Colanero	—	—	—	—

(1)
The accumulated benefit is based on service and earnings considered by the plans for the period through March 31, 2011. It includes the value of contributions made by the Named Executive Officers throughout their careers. The present value has been calculated assuming the Named Executive Officers will remain in service until age 65, the age at which retirement may occur without any reduction in benefits, and that the benefit is payable under the available forms of annuity consistent with the plans. The interest assumption is 5.86%. The post-retirement mortality assumption is based on the 2011 IRS Prescribed Mortality-Static Annuitant, male and female mortality table. See Note 12—Employee Benefit Plans to the Company's Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for more information.

Pension and Other Retirement Plans

        We provide retirement benefits to the Named Executive Officers under the terms of qualified and non-qualified defined-benefit plans. The AMC Defined Benefit Retirement Income Plan is a tax-qualified retirement plan in which the Named Executive Officers participate on substantially the same terms as our other participating employees. However, due to maximum limitations imposed by ERISA and the Internal Revenue Code on the annual amount of a pension which may be paid under a qualified defined-benefit plan, the benefits that would otherwise be payable to the Named Executive Officers under the Defined Benefit Retirement Income Plan are limited. Because we did not believe that it was appropriate for the Named Executive Officers' retirement benefits to be reduced because of limits under ERISA and the Internal Revenue Code, we have non-qualified supplemental defined-benefit plans that permit the Named Executive Officers to receive the same benefit that would be paid under our qualified defined-benefit plan up to the old IRS limit, as indexed, as if the Omnibus Budget

Reconciliation Act of 1993 had not been in effect. On November 7, 2006, our Board of Directors approved a proposal to freeze the AMC Defined Benefit Retirement Income Plan and the AMC Supplemental Executive Retirement Plan, effective as of December 31, 2006. As amended, benefits do not accrue after December 31, 2006, but vesting continues for associates with less than five years of vesting service. The material terms of the AMC Defined Benefit Retirement Income Plan and the AMC Supplemental Executive Retirement Plan are described below.

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

Nonqualified Deferred Compensation

        The following table presents information regarding the contributions to and earnings on the Named Executive Officers' deferred compensation balances during fiscal 2011, and also shows the total deferred amounts for the Named Executive Officers at the end of fiscal 2011:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Gerardo I. Lopez	$—	$400,000	$—	$—	$800,000
Craig R. Ramsey	16,288	—	27,183	—	181,358
John D. McDonald	80,152	—	22,531	—	117,319
Robert J. Lenihan	—	—	—	—	—
Kevin M. Connor	—	—	—	—	—
Stephen A. Colanero	—	—	—	—	—

(1)
The activity for Mr. Lopez reflects the vested portion of his Special Incentive Bonus.

Non-Qualified Deferred Compensation Plan

        AMC permits the Named Executive Officers and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis. Deferrals of compensation during fiscal 2011 and in recent years have been made under the AMC Non-Qualified Deferred Compensation Plan. Participants of the plan are able to defer annual salary and bonus (excluding commissions, expense reimbursement or allowances, cash and non-cash fringe benefits and any stock-based incentive compensation). Amounts deferred under the plans are credited with an investment return determined as if the participant's account were invested in one or more investment funds made available by the Committee and selected by the participant. AMC may, but need not, credit the deferred compensation account of any participant with a discretionary or profit sharing credit as determined by AMC. The deferred compensation account will be distributed either in a lump sum payment or in equal annual installments over a term not to exceed 10 years as elected by the participant and may be distributed pursuant to in-service withdrawals pursuant to certain circumstances. Any such payment shall commence upon the date of a "Qualifying Distribution Event" (as such term is defined in the Non-Qualified Deferred Compensation Plan). The Qualifying Distribution Events are designed to be compliant with Section 409A of the Internal Revenue Code.

        Pursuant to his employment agreement, Mr. Gerardo Lopez is entitled to a one-time special incentive bonus of $2,000,000 that vests at the rate of $400,000 per year over five years, effective March 2009, provided that he remains employed on each vesting date. The first three installments of the special incentive bonus are payable on the third anniversary and the fourth and fifth installments are payable upon vesting. The special incentive bonus of $2,000,000 shall immediately vest in full upon Mr. Lopez's involuntary termination within twelve months after a change of control, as defined in the employment agreement. As of March 31, 2011, Mr. Lopez has vested in two-fifths, or $800,000, of this special incentive bonus to be paid on his third anniversary.

Potential Payments Upon Termination or Change in Control

        The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment with Parent and/or a change in control of Parent, changes in responsibilities, salary or benefits. In addition to the benefits described below, outstanding equity-based awards held by our Named Executive Officers may also be subject to accelerated vesting in connection with a change in control under the terms of our 2010 Equity Incentive Plan. Outstanding option awards held by Mr. Lopez under the 2004 Stock Option Plan, may also be subject to accelerated vesting in connection with a change in control pursuant to the terms of his employment agreement.

        Assumptions.    As prescribed by the SEC's disclosure rules, in calculating the amount of any potential payments to the Named Executive Officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control) occurred on the last business day of fiscal 2011.

Gerardo I. Lopez

        Mr. Lopez's employment agreement, described above under "Employment Agreements—Salary and Bonus Payments," provides for certain benefits to be paid to Mr. Lopez in connection with a termination of his employment with AMC Entertainment Inc. under the circumstances described below.

        Severance Benefits.    In the event Mr. Lopez's employment is terminated as a result of an involuntary termination during the employment term by AMC Entertainment without cause (other than termination due to death or "Disability"), or by Mr. Lopez pursuant to a termination for "Good Reason" or after a "Change of Control" (as those terms are defined in the employment agreement), Mr. Lopez will be entitled to severance pay equal to two times the sum of his base salary plus the average of each Annual Incentive Plan bonus paid to the Executive during the 24 months preceding the severance date. In addition, upon such a qualifying termination, the stock options granted pursuant to the employment agreement and under the 2004 Stock Option Plan and the stock options and restricted stock granted pursuant to the 2010 Equity Incentive Plan shall vest in full. The special incentive bonus equal to $2,000,000, which vests in equal annual installments over five years, shall immediately vest and be paid in full upon the involuntary termination of employment within twelve months after a change of control.

        If Mr. Lopez had terminated employment with us on March 31, 2011 pursuant to his employment agreement under the circumstances described in the preceding paragraph, we estimate that he would have been entitled to a cash payment equal to $1,456,000. This amount is derived by multiplying two by the sum of $728,000, which represents Mr. Lopez's annualized base salary rate in effect on March 31, 2011. Mr. Lopez would have been entitled to a cash payment equal to the average of each Annual Incentive Plan bonus paid during the past 24 months. Mr. Lopez received an Annual Incentive Plan bonus in fiscal 2011 and 2010 of $203,800 and $674,240, respectively, which would entitle him to receive an average Annual Incentive Plan cash payment of $439,020. Additionally, Mr. Lopez would have been entitled to accelerated vesting of unvested stock options granted pursuant to the employment agreement with a grant date fair value of $1,241,297 (options were valued based on a Black-Sholes option pricing model as of March 2009) and accelerated vesting of unvested stock options and restricted stock (time vesting and performance vesting) granted pursuant to the 2010 Equity Incentive Plan with a grant date fair value of $1,688,303 (options were valued based on a Black-Sholes option pricing model as of July 2010 and the restricted stock fair value was based upon a contemporaneous valuation reflecting market conditions). We estimated the grant date fair value for seventy-five percent of the total restricted stock (performance vesting) award under the 2010 Equity Incentive Plan, as only the first year or twenty-five percent of the award, which has been granted according to Accounting Standards Codification 718-10-55-95, did not vest and has been forfeited. The special incentive bonus of $2,000,000 shall immediately vest and be paid in full upon Mr. Lopez's involuntary termination within twelve months after a change of control.

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

        Severance Benefits.    In the event the executive's employment is terminated during the employment term as a result of the executive's death or "Disability" or by AMC or AMC Entertainment pursuant to a "Termination Without Cause" or by the executive following certain changes in his responsibilities, annual base salary or benefits, the executive (or his personal representative) will be entitled to a lump cash severance payment equal to two years of his base salary then in effect. Mr. Lenihan and Mr. Colanero will be entitled to receive cash severance payments equal to two years of their individual base salary in equal installments over a period of twenty-four consecutive months and, pursuant to their employment agreements, are not entitled to severance benefits for an employment termination resulting from death or "Disability".

        Upon a termination of employment with us on March 31, 2011 under the circumstances described in the preceding paragraph, we estimate that each Named Executive Officer (other than Mr. Lopez) would have been entitled to a lump sum cash payment as follows: Mr. Craig Ramsey—$816,200; Mr. John McDonald—$816,200; Mr. Robert Lenihan—$844,600; Mr. Kevin Connor—$669,500; and Mr. Stephen Colanero—$721,000. These amounts are derived by multiplying the respective executive's annualized base salary rate in effect on March 31, 2011 by two.

        Pursuant to the 2010 Equity Incentive Plan, if within one year following a Change of Control, the Named Executive Officer's service is terminated by the Company without cause, the unvested stock options and restricted stock shall vest in full. Upon such a qualifying termination, we estimate that each Named Executive Officer (other than Mr. Lopez) would have been entitled to accelerated vesting of unvested stock options and restricted stock (time vesting and performance vesting) with a grant date fair value as follows: Mr. Craig Ramsey—$1,012,965; Mr. John McDonald—$1,012,965; Mr. Robert Lenihan—$337,628; Mr. Kevin Connor—$337,628; and Mr. Stephen Colanero—$337,628. (Options were valued based on a Black-Sholes option pricing model as of July 2010 and the restricted stock fair value was based upon a contemporaneous valuation reflecting market conditions). We estimated the grant date fair value for seventy-five percent of the total restricted stock (performance vesting) award under the 2010 Equity Incentive Plan, as only the first year or twenty-five percent of the award, which has been granted according to Accounting Standards Codification 718-10-55-95, did not vest and has been forfeited.

        Restrictive Covenants.    Pursuant to each Named Executive Officer's employment agreement, the executive has agreed not to disclose any confidential information of AMC or AMC Entertainment at any time during or after his employment with AMC/AMC Entertainment.

Director Compensation—Fiscal 2011

        The following section presents information regarding the compensation paid during fiscal 2011 to members of our Board of Directors who are not also our employees (referred to herein as "Non-Employee Directors"). The compensation paid to Mr. Gerardo I. Lopez, who is also an employee, is presented above in the Summary Compensation Table and the related explanatory tables. Mr. Lopez did not receive additional compensation for his service as a director.

Non-Employee Directors

        We paid our directors an annual cash retainer of $50,000, plus $1,500 for each meeting of the board of directors they attended in person or by phone, plus $1,000 for each committee meeting they attended. We also reimbursed all directors for any out-of-pocket expenses incurred by them in connection with their services provided in such capacity.

        The following table presents information regarding the compensation of our non-employee Directors in fiscal 2011:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation ($)	All other Compensation ($)	Total ($)
Aaron J. Stone	$57,000	$—	$—	$—	$—	$—	$57,000
Dr. Dana B. Ardi	$56,000	—	—	—	—	—	$56,000
Stephen P. Murray	$55,500	—	—	—	—	—	$55,500
Stan Parker	$56,000	—	—	—	—	—	$56,000
Philip H. Loughlin	$55,500	—	—	—	—	—	$55,500
Eliot P. S. Merrill	$61,000	—	—	—	—	—	$61,000
Kevin Maroni	$60,000	—	—	—	—	—	$60,000
Travis Reid(1)	$5,000	—	—	—	—	—	$5,000

(1)
On October 15, 2010, Travis Reid resigned from his position as a member of the Company's Board of Directors.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee members whose names appear on the Compensation Committee Report were committee members during all of fiscal 2011, except for Mr. Travis Reid who resigned on October 15, 2010. No member of the Compensation Committee is or has been a former or current executive officer of the Company or has had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related-party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that has one or more executive officers serving on our Board of Directors or on the Compensation Committee during the fiscal year ended March 31, 2011.

Risk Oversight

        The Board executes its oversight responsibility for risk management directly and through its Committees, as follows:

        The Audit Committee has primary responsibility for overseeing the Company's Enterprise Risk Management, or "ERM", program. The Company's Director of Reporting and Control, who reports to the Committee quarterly, facilitates the ERM program with consideration given to our Annual Operating Plan and with direct input obtained from the Senior Leadership Team, or "SLT", the heads of our principal business and corporate functions, and their direct reports, under the executive sponsorship of our Executive Vice President and Chief Financial Officer, our Senior Vice President of Strategy and Strategic Partnerships and our Senior Vice President and Chief Accounting Officer. The Committee's meeting agendas include discussions of individual risk areas throughout the year, as well as an annual summary of the ERM process.

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

Policies and Practices as They Relate to Risk Management

        The Compensation Committee believes the elements of the Company's executive compensation program effectively link performance-based compensation to financial goals and stockholders' interests without encouraging executives to take unnecessary or excessive risks in the pursuit of those objectives. The Compensation Committee believes that the overall mix of compensation elements is appropriately balanced and does not encourage the taking of short-term risks at the expense of long-term results. Long-term incentives for our executives are awarded in the form of equity instruments reflecting, or valued by reference to, our common stock. Long-term incentive awards are generally made on an annual basis and are subject to a multi-year vesting schedule which helps ensure that award recipients always have significant value tied to long-term stock price performance. The Compensation Committee believes that the combination of granting the majority of long-term incentives in the form of option awards, together with the Company stock actually owned by our executives, appropriately links the long-term interests of executives and stockholders, and balances the short-term nature of annual incentive cash bonuses and any incentives for undue risk-taking in our other compensation arrangements.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        All of the issued and outstanding capital stock of AMCE is owned by Parent. Parent has common stock issued and outstanding. The table below sets forth certain information regarding beneficial ownership of the common stock of Parent held as of June 1, 2011 by (i) each of its directors and our Named Executive Officers, (ii) all directors and executive officers of Parent as a group and (iii) each person known by Parent to own beneficially more than 5% of Parent common stock. Parent believes that each individual or entity named has sole investment and voting power with respect to shares of common stock of Parent as beneficially owned by them, except as otherwise noted.

Name and Address	Shares of Class A-1 Common Stock		Shares of Class A-2 Common Stock		Shares of Class N Common Stock	Shares of Class L-1 Common Stock	Shares of Class L-2 Common Stock	Percentage of Ownership
J.P. Morgan Partners (BHCA), L.P. and Related Funds(1)(2)	249,225.00	(2)	249,225.00	(2)	—	—	—	38.97%
Apollo Investment Fund V, L.P. and Related Funds(3)(4)	249,225.00	(4)	249,225.00	(4)	—	—	—	38.97%
Bain Capital Investors, LLC and Related Funds(5)(6)	—		—		—	96,743.45	96,743.45	15.13%
The Carlyle Group Partners III Loews, L.P. and Related Funds(7)(8)	—		—		—	96,743.45	96,743.45	15.13%
Spectrum Equity Investors IV. L.P. and Related Funds(9)(10)	—		—		—	62,598.71	62,598.71	9.79%
Gerardo I. Lopez(11)(12)	—		—		7,040.04200	—	—	*
Craig R. Ramsey(11)(13)	—		—		4,402.53723	—	—	*
John D. McDonald(11)(14)	—		—		2,330.39362	—	—	*
Robert J. Lenihan(11)(15)	—		—		461.70000	—	—	*
Kevin M. Connor(11)(16)	—		—		2,149.64362	—	—	*
Stephen A. Colanero(11)(17)	—		—		257.10000	—	—	*
Dr. Dana B. Ardi(1)	—		—		—	—	—	*
Stephen P. Murray(1)	—		—		—	—	—	*
Stan Parker(18)	—		—		—	—	—	*
Aaron J. Stone(18)	—		—		—	—	—	*
Philip H. Loughlin(5)(6)	—		—		—	—	—	*
Eliot P. S. Merrill(7)	—		—		—	—	—	*
Kevin Maroni(9)(10)	—		—		—	—	—	*
All directors and executive officers as a group (20 persons)	—		—		19,247.31009	—	—	*

*
less than 2%

(1)
Represents 18,012.61 shares of Class A-1 common stock and 18,012.61 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors, L.P., 7,712.95 shares of Class A-1 common stock and 7,712.95 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman, L.P., 1,011.31 shares of Class A-1 common stock and 1,011.31 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors Cayman II, L.P., 2,767.70 shares of Class A-1 common stock and 2,767.70 shares of Class A-2 common stock owned by AMCE (Ginger), L.P., 1,330.19 shares of Class A-1 common stock and 1,330.19 shares of Class A-2 common stock owned by AMCE (Luke), L.P., 2,881.66 shares of Class A-1 common stock and 2,881.66 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown), L.P., 3,217.09 shares of Class A-1 common stock and 3,217.09 shares of Class A-2 common stock owned by AMCE (Scarlett), L.P., 12,661.15 shares of Class A-1 common stock and 12,661.15 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II, L.P., 1,253.55 shares of Class A-1 common stock and 1,253.55 shares of Class A-2 common stock owned by

  J.P. Morgan Partners Global Fund/AMC/Selldown II, L.P., 7,260.06 shares of Class A-1 common stock and 7,260.06 shares of Class A-2 common stock owned by J.P. Morgan Partners Global Investors (Selldown) II-C, L.P., (collectively, the "Global Investor Funds") and 75,141.71 shares of Class A-1 common stock and 75,141.71 shares of Class A-2 common stock owned by J.P. Morgan Partners (BHCA), L.P. ("JPMP BHCA"). The general partner of the Global Investor Funds is JPMP Global Investors, L.P. ("JPMP Global"). The general partner of JPMP BHCA is JPMP Master Fund Manager, L.P. ("JPMP MFM"). The general partner of JPMP Global and JPMP MFM is JPMP Capital Corp. ("JPMP Capital"), a wholly owned subsidiary of JPMorgan Chase & Co., a publicly traded company ("JPM Chase"). Each of JPMP Global, JPMP MFM and JPMP Capital may be deemed, pursuant to Rule 13d-3 under the Exchange Act, to beneficially own the shares held by the Global Investor Funds and JPMP BHCA. Each of JPMP Global, JPMP MFM and JPMP Capital disclaims beneficial ownership of such shares. Voting and investment control over the shares held by the Global Investor Funds and JPMP BHCA is exercised by an investment committee of JPMP Capital. Members of this committee are Ina Drew, John Wilmot and Ana Capella Gomez-Acebo, each of whom disclaims beneficial ownership of such shares.

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

(11)
The address of such person is c/o AMC Entertainment Holdings, Inc., 920 Main Street, Kansas City, Missouri 64105.

(12)
Includes 6,654.18000 shares underlying vested options or options vesting within 60 days.

(13)
Includes 4,249.53723 shares underlying vested options or options vesting within 60 days.

(14)
Includes 2,203.39362 shares underlying vested options or options vesting within 60 days.

(15)
Includes 461.70000 shares underlying vested options or options vesting within 60 days.

(16)
Includes 2,098.64362 shares underlying vested options or options vesting within 60 days.

(17)
Includes 257.10000 shares underlying vested options or options vesting within 60 days.

(18)
Although each of Messrs. Parker and Stone may be deemed a beneficial owner of shares of Parent beneficially owned by Apollo due to his affiliation with Apollo and its related investment managers and advisors, each such person disclaims beneficial ownership of any such shares. The address of Messers, Parker and Stone is c/o Apollo Management, L.P., 9 West 57th Street, New York, New York 10019.

Equity Compensation Plan Information

        The following is a summary of securities authorized for issuance under Parent's equity compensation plans as of March 31, 2011.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	35,684.168095	$449.93	28,568.0000000
Equity compensation plans not approved by security holders	—	—	—

Total	35,684.168095	$449.93	28,568.0000000

(1)
Includes both the 2004 Stock Option Plan and the 2010 Equity Incentive Plan of Parent.

(2)
The 2010 Equity Incentive Plan is the only equity compensation plan under which Parent currently issues equity awards. The Equity Incentive Plan provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock-based awards and performance-based compensation awards. The maximum number of shares available for issuance to participants under the 2010 Equity Incentive Plan is 39,312 shares of common stock, of which the number of shares available for granting incentive stock options shall not exceed 19,656 shares. The shares available for grant at March 31, 2011 were reduced by 5,372 shares of unvested restricted stock (time vesting) that, if and when vested, will be settled in shares of common stock of Parent. Also, the shares available for grant do not include the awards approved by the Board of Directors of Parent that have not been granted as of March 31, 2011, which includes 52 stock option shares, 52 shares of restricted stock (time vesting), and 4,170 shares of restricted stock (performance vesting). As of July 23, 2010, the company would no longer grant any awards of shares of common stock of Parent under the 2004 Stock Option Plan.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The Company seeks to ensure that all transactions with related parties are fair, reasonable and in their best interest. In this regard, generally the board of directors or one of the committees reviews material transactions between the Company and related parties to determine that, in their best business judgment, such transactions meet that standard. The Company believes that each of these transactions was on terms at least as favorable to it as could have been obtained from an unaffiliated third party. Set forth below is a description of certain transactions which have occurred since March 29, 2007 or which involve obligations that remain outstanding as of March 31, 2011.

        Parent is owned by the Sponsors, other co-investors and by certain members of management as follows: JPMP (20.834%); Apollo (20.834%); Bain Capital Partners (15.126%); The Carlyle Group (15.126%); Spectrum Equity Investors (9.788%); Weston Presidio Capital IV, L.P. and WPC Entrepreneur Fund II, L.P. (3.909%); Co-Investment Partners, L.P. (3.909%); Caisse de Depot et Placement du Quebec (3.127%); AlpInvest Partners CS Investments 2003 C.V., AlpInvest Partners Later Stage Co-Investments Custodian II B.V. and AlpInvest Partners Later Stage Co-Investments Custodian IIA B.V. (2.736%); SSB Capital Partners (Master Fund) I, L.P. (1.955%); CSFB Strategic Partners Holdings II, L.P., CSFB Strategic Partners Parallel Holdings II, L.P., and GSO Credit Opportunities Fund (Helios), L.P. (1.564%); Credit Suisse Anlagestiftung, Pearl Holding Limited, Vega Invest (Guernsey) Limited and Partners Group Private Equity Performance Holding Limited (0.782%); Screen Investors 2004, LLC (0.152%); and current and former members of management (0.158%)(1).

(1)
All percentage ownerships are approximate.

        For a description of certain employment agreements between us and Messrs. Gerardo I. Lopez, John D. McDonald, Craig R. Ramsey, and Kevin M. Connor, see Item 11—Executive Compensation.

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

        Prior to the earlier of the end of the Blockout Period and the completion of an initial public offering of the capital stock of Parent or AMCE (an "IPO"), the Governance Agreements prohibit the Sponsors and the other former stockholders of Parent from transferring any of their interests in Parent, other than certain permitted transfers to affiliates or to persons approved of by the Sponsors. Following the end of the Blockout Period, the Sponsors may transfer their shares subject to the rights described below.

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

Amended and Restated Fee Agreement

        In connection with the holdco merger, Parent, Holdings, AMCE and the Sponsors entered into a Fee Agreement, which provides for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the earlier of (i) the twelfth anniversary from December 23, 2004, and (ii) such time as the Sponsors own less than 20% in the aggregate of Parent. In addition, the fee agreement provides for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Parent of up to $3,500,000 for fees payable by Parent in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees.

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of March 31, 2011, the Company estimates this amount would be $25,835,000 should a change in control transaction or an IPO occur.

        The fee agreement also provides that AMCE will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

DCIP

        In February 2007, Mr. Travis Reid was hired as the chief executive officer of DCIP, a joint venture between AMCE, Cinemark USA and Regal formed to implement digital cinema in our theatres and to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema. Mr. Reid was a member of the Company's Board of Directors until October 15, 2010.

        On March 10, 2010, DCIP completed its financing transactions for the deployment of digital projection systems to nearly 14,000 movie theatre screens across North America, including screens operated or managed by AMC Entertainment Inc., Cinemark Holdings, Inc. and Regal Entertainment Group. At closing the Company contributed 342 projection systems that it owned to DCIP, which were recorded at estimated fair value as part of an additional investment in DCIP of $21,768,000. The

Company also made cash investments in DCIP of $840,000 at closing and DCIP made a distribution of excess cash to us after the closing date and prior to fiscal 2010 year-end of $1,262,000. The Company recorded a loss on contribution of the 342 projection systems of $563,000, based on the difference between estimated fair value and its carrying value on the date of contribution. On March 26, 2010 the Company acquired 117 digital projectors from third party lessors for $6,784,000 and sold them together with seven digital projectors that it owned to DCIP for $6,570,000. The Company recorded a loss on the sale of these 124 systems to DCIP of $697,000. On September 20, 2010, the Company sold 29 digital projectors in a sale and lease back to DCIP from its Canadian theatres for $1,655,000 and incurred a loss of $110,000. On October 29, 2010, the Company sold 57 digital projectors from Kerasotes theatres in a sale and leaseback to DCIP for $3,250,000, with no gain or loss recorded on the projectors. During March of 2011, DCIP completed additional financing of $220,000,000, which the Company believes will allow it to complete its planned digital deployment. As of March 31, 2011, the Company operated approximately 2,300 digital projection systems leased from DCIP pursuant to operating leases and anticipates that it will have deployed over 3,800 of these systems in its existing theatres by the end of fiscal 2012. The additional digital projection systems will allow the Company to add additional 3D enabled screens to its circuit where the Company is generally able to charge a higher admission price than 2D.

Market Making Transactions

        On August 18, 2004, Holdings sold $304,000,000 in aggregate principal amount at maturity of its Discount Notes due 2014. On June 9, 2009, AMCE sold $600,000,000 in aggregate principal amount of its Senior Notes due 2019. On January 26, 2006, AMCE sold $325,000,000 in aggregate principal amount of its Notes due 2016. JP Morgan Securities Inc., an affiliate of J.P. Morgan Partners, LLC which owned approximately 20.8% of Holdings prior to the Holdings Merger, was an initial purchaser of these notes. Credit Suisse Securities (USA) LLC, whose affiliates own approximately 1.6% of Parent, was also an initial purchaser of these notes.

        On December 15, 2010, we sold $600.0 million in aggregate principal amount of our 9.75% Senior Subordinated Notes due 2020. J.P. Morgan Securities LLC, an affiliate of J.P. Morgan Partners, LLC which owned approximately 20.8% of Holdings prior to the Holdings Merger, was an initial purchaser of the 2020 Notes.

AMCE Dividend to Holdings

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

        During December of 2010 and January 2011, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $185,034,000 and $76,141,000, respectively. Holdings used the available funds to make a cash payment related to a tender offer for the 12% Senior Discount Notes due 2014.

        During March of 2011, AMCE used cash on hand to pay a dividend distribution to Holdings in an aggregate amount of $1,899,000. Holdings and Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business.

Director Independence

        As of June 1, 2011, our Board of Directors was comprised of Dana B. Ardi, Gerardo I. Lopez, Phillip H. Loughlin, Kevin Maroni, Eliot P. S. Merrill, Stephen P. Murray, Stan Parker, and Aaron J. Stone. We have no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of our board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, we have adopted the definition of independence used by the New York Stock Exchange. Under the New York Stock Exchange's definition of independence, none of our directors are independent.

Item 14.    Principal Accounting Fees and Services

Audit and Certain Other Fees Paid To Accountants

        The following table shows the fees that AMC Entertainment was billed for the audit and other services provided by KPMG LLP for both fiscal years 2011 and 2010. The Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of KPMG LLP and determined they were compatible. The Audit Committee has the sole right to engage and terminate the Company's independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, and to approve all audit and non-audit fees.

Type of Fee	2011	2010
Audit Fees	$880,137	$580,500
Audit-Related Fees	—	117,190
Tax Fees	234,004	168,639
All Other Fees	—	—

Total	$1,114,141	$866,329

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

Audit-Related Fees

        This category consists of assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include other accounting, consulting, including due diligence services, and employee benefit plan audits.

Tax Fees

        This category consists of professional services rendered by KPMG LLP for tax preparation and tax compliance.

All Other Fees

        None.

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
Centennial, Colorado

        We have audited the accompanying balance sheets of National CineMedia, LLC (the "Company") as of December 30, 2010 and December 31, 2009, and the related statements of operations, members' equity (deficit), and cash flows for the years ended December 30, 2010, December 31, 2009 and January 1, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2010 and December 31, 2009, and the results of its operations and its cash flows for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 24, 2011

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13.8	$37.8
Receivables, net of allowance of $3.7 and $3.6 million, respectively	100.1	89.0
Prepaid expenses	1.7	1.5
Prepaid management fees to managing member	0.8	0.6

Total current assets	116.4	128.9
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $46.4 and $39.3 million, respectively	19.8	23.7
INTANGIBLE ASSETS, net of accumulated amortization of $10.8 and $4.4 million, respectively	275.2	134.2
OTHER ASSETS:
Debt issuance costs, net	7.3	9.2
Other investment	6.7	7.4
Other long-term assets	0.6	1.0

Total other assets	14.6	17.6

TOTAL	$426.0	$304.4

LIABILITIES AND MEMBERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	25.2	29.8
Amounts due to managing member	28.2	22.9
Accrued expenses	8.6	12.4
Current portion of long-term debt	1.2	4.3
Current portion of interest rate swap agreements	25.3	24.4
Accrued payroll and related expenses	9.3	6.6
Accounts payable	10.5	11.3
Deferred revenue and other current liabilities	3.8	2.8

Total current liabilities	112.1	114.5
NON-CURRENT LIABILITIES:
Borrowings	775.0	799.0
Interest rate swap agreements	45.5	30.2
Other long-term liabilities	0.0	0.3

Total non-current liabilities	820.5	829.5

Total liabilities	932.6	944.0

COMMITMENTS AND CONTINGENCIES (NOTE 11)
MEMBERS' EQUITY/(DEFICIT)	(506.6)	(639.6)

TOTAL	$426.0	$304.4

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
REVENUE:
Advertising (including revenue from founding members of $38.5, $38.2 and $45.6 million, respectively)	$379.4	$335.1	$330.3
Fathom Events	48.0	45.5	38.9
Other	0.1	0.1	0.3

Total	427.5	380.7	369.5

OPERATING EXPENSES:
Advertising operating costs	21.7	20.0	18.7
Fathom Events operating costs (including costs to founding members of $7.3, $6.7, and $6.0 million, respectively)	32.4	29.1	25.1
Network costs	20.0	18.6	17.0
Theatre access fees—founding members	52.6	52.7	49.8
Selling and marketing costs	57.9	50.2	47.9
Administrative costs	17.9	14.8	14.5
Administrative fee—managing member	16.6	10.8	9.7
Severance plan costs	0.0	0.0	0.5
Depreciation and amortization	17.8	15.6	12.4
Other costs	0.0	0.7	0.7

Total	236.9	212.5	196.3

OPERATING INCOME	190.6	168.2	173.2
Interest Expense and Other, Net:
Borrowings	44.4	47.1	51.8
Change in derivative fair value	5.3	(7.0)	14.2
Interest income and other	0.2	(2.0)	(0.2)

Total	49.9	38.1	65.8
Impairment and related loss	0.0	0.0	11.5

INCOME BEFORE INCOME TAXES	140.7	130.1	95.9

Provision for Income Taxes	0.5	0.8	0.6
Equity loss from investment, net	0.7	0.8	0.0

NET INCOME	$139.5	$128.5	$95.3

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF MEMBERS' EQUITY/(DEFICIT)

(In millions)

Balance—December 27, 2007	$(713.8)
Contribution of severance plan payments	0.5
Capital contribution from managing member	0.6
Capital contribution from founding members	4.7
Distribution to managing member	(55.5)
Distribution to founding members	(75.5)
Units issued for purchase of intangible asset	116.1
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(59.1)
Net income	95.3

Total Comprehensive Income	36.2
Share-based compensation expense	1.1

Balance—January 1, 2009	$(685.6)

Capital contribution from founding members	0.1
Distribution to managing member	(57.8)
Distribution to founding members	(81.5)
Units issued for purchase of intangible asset	28.5
Comprehensive Income:
Unrealized (loss) on cash flow hedge	26.1
Net income	128.5

Total Comprehensive Income	154.6
Share-based compensation expense	2.1

Balance—December 31, 2009	$(639.6)

Capital contribution from managing member	3.5
Distribution to managing member	(71.0)
Distribution to founding members	(85.1)
Units issued for purchase of intangible asset	151.3
Comprehensive Income:
Unrealized (loss) on cash flow hedge	(10.9)
Net income	139.5

Total Comprehensive Income	128.6
Share-based compensation expense	5.7

Balance—December 30, 2010	$(506.6)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139.5	$128.5	$95.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.8	15.6	12.4
Non-cash severance and share-based compensation	5.6	2.0	1.5
Non-cash impairment and related loss	0.0	0.0	11.5
Net unrealized loss (gain) on hedging transactions	5.3	(7.0)	14.2
Equity loss from investment	0.7	0.8	0.0
Amortization of debt issuance costs	1.9	1.9	1.9
Other non-cash operating activities	0.6	0.0	0.0
Changes in operating assets and liabilities:
Receivables—net	(11.1)	3.0	(0.4)
Accounts payable and accrued expenses	(1.6)	6.9	(0.7)
Amounts due to founding members and managing member	4.1	1.2	0.4
Other operating	0.8	(3.5)	0.1

Net cash provided by operating activities	163.6	149.4	136.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.1)	(8.4)	(16.6)
Proceeds from sale of property and equipment to founding member	3.0	0.0	0.0
Increase in investment in affiliate	0.0	(2.0)	0.0

Net cash used in investing activities	(7.1)	(10.4)	(16.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	124.3	0.0	139.0
Repayments of borrowings	(152.5)	(3.0)	(124.0)
Founding members and managing member integration payments	3.9	3.6	10.3
Distributions to founding members and managing member	(159.6)	(135.9)	(118.3)
Unit settlement for share-based compensation	3.4	0.0	0.0

Net cash used in financing activities	(180.5)	(135.3)	(93.0)

CHANGE IN CASH AND CASH EQUIVALENTS	(24.0)	3.7	26.6
CASH AND CASH EQUIVALENTS:
Beginning of period	37.8	34.1	7.5

End of period	$13.8	$37.8	$34.1

Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.0	$0.0	$0.5
Purchase of an intangible asset with subsidiary equity	$151.3	$28.5	$116.1
Settlement of put liability by issuance of debt	$0.0	$7.0	$0.0
Assets acquired in settlement of put liability	$0.0	$2.5	$0.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.8	$38.8	$48.3
Cash paid for income taxes	$0.5	$0.8	$0.6

See accompanying notes to financial statements.

1. THE COMPANY

  Description of Business

        National CineMedia, LLC ("NCM LLC" or "the Company") commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America, allowing NCM LLC to distribute advertising, Fathom entertainment programming events and corporate events under long-term exhibitor services agreements ("ESAs") with American Multi-Cinema, Inc. ("AMC"), a wholly owned subsidiary of AMC Entertainment, Inc. ("AMCE"), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group ("Regal"), and Cinemark USA, Inc. ("Cinemark USA"), a wholly owned subsidiary of Cinemark Holdings, Inc. ("Cinemark"). AMC, Regal and Cinemark and their affiliates are referred to in this document as "founding members". NCM LLC also provides such services to certain third-party theatre circuits under "network affiliate" agreements, which expire at various dates.

        At December 30, 2010, NCM LLC had 110,752,192 common membership units outstanding, of which 53,549,477 (48.3%) were owned by NCM, Inc., 21,452,792 (19.4%) were owned by Regal, 18,803,420 (17.0%) were owned by AMC, and 16,946,503 (15.3%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis. During the third quarter of 2010, AMC and Regal completed a common unit membership redemption and an underwritten public offering of an aggregate 10,955,471 shares of National CineMedia, Inc.'s ("NCM, Inc." or "managing member"), common stock (see Note 7).

  Basis of Presentation

        The Company has prepared its financial statements and related notes in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission ("SEC").

        On February 13, 2007, NCM, Inc., a Company formed by NCM LLC and incorporated in the State of Delaware with the sole purpose of becoming a member and sole manager of NCM LLC, completed its initial public offering ("IPO"). The Company's business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company's full year results or future performance. As a result of the various related-party agreements discussed in Note 7, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

        Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, and equity-based compensation. Actual results could differ from those estimates.

        Reclassifications—Certain reclassifications of previously reported amounts within operating activities in the statement of cash flows have been made to conform to the current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

        Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.

        Segment Reporting—Segments are accounted for under ASC 280 Segment Reporting. Refer to Note 14.

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 30, 2010 were $1.5 million and $1.1 million, respectively and were not material to the Company's statement of operations for the years ended December 31, 2009 and January 1, 2009.

        Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatre circuits under the network affiliate agreements.

        Fathom Events operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

        Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time.

        Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocable between the advertising business and the Fathom Events business.

        Leases—The Company leases various office facilities under operating leases with terms ranging from 3 to 15 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.

        Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.

        Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available for sale securities. There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

        Restricted Cash—At December 30, 2010 and December 31, 2009, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC's New York office.

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management's evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 30, 2010, there was two advertising agency groups through which the Company sources national advertising revenue representing approximately 17% and 21%, of the Company's outstanding gross receivable balance, respectively; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. At December 31, 2009 there was one advertising agency group through which the Company sources national advertising revenue representing approximately 19% of the Company's outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

        Receivables consisted of the following, in millions:

	As of December 30, 2010	As of December 31, 2009
Trade accounts	$100.9	$91.6
Other	2.9	1.0
Less allowance for doubtful accounts	(3.7)	(3.6)

Total	$100.1	$89.0

        Allowance for doubtful accounts consisted of the following, in millions:

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
Balance at beginning of period	$3.6	$2.6	$1.5
Provision for bad debt	2.3	2.4	2.3
Write-offs, net	(2.2)	(1.4)	(1.2)

Balance at end of period	$3.7	$3.6	$2.6

        Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 4. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4 - 10 years
Computer hardware and software	3 - 5 years
Leasehold improvements	Lesser of lease term or asset life

        Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50 Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and web site development costs,

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

which are included in equipment, are depreciated over three to five years. As of December 30, 2010 and December 31, 2009, the Company had a net book value of $9.2 million and $11.0 million, respectively, of capitalized software and web site development costs. Approximately $6.5 million, $6.7 million and $4.9 million was recorded for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, in depreciation expense. For the years ended December 30, 2010, December 31, 2009 and January 1, 2009 the Company recorded $1.2 million, $1.6 million and $1.2 million in research and development expense, respectively.

        Construction in progress includes costs relating to installations of equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

        The Company assesses impairment of long-lived assets pursuant with ASC 360 Property, Plant and Equipment annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.

        Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 5. The Company records amortization using the straight-line method over the estimated useful life of the intangibles, corresponding to the term of the ESAs. During the year ended December 30, 2010, NCM LLC recorded an intangible asset of $111.5 million, which is amortized over a weighted average amortization period of 26.7 years, and a second addition of $39.8 million, which is amortized over a weighted average amortization period of 27.0 years. As of December 30, 2010, the gross carrying amount of the intangible assets is $286.0 million, with a remaining weighted average amortization period of 27.0 years.

        Amounts Due to Founding Members—Amounts due to founding members in the 2010 and 2009 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

        Amounts Due to Managing Member—Amounts due to the managing member include amounts due under the NCM LLC Operating Agreement and other contractually obligated payments. Payments to or received from the managing member against outstanding balances are made periodically.

        Income Taxes—As a limited liability company, NCM LLC's taxable income or loss is allocated to the founding members and managing member and, therefore, the only provision for income taxes included in the financial statements is for income-based state and local taxes.

        Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is composed of the following (in millions):

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Beginning Balance	$(47.4)	$(73.5)	$(14.4)
Change in fair value on cash flow hedge	(12.2)	24.8	(59.5)
Reclassifications into earnings	1.3	1.3	0.4

Ending Balance	$(58.3)	$(47.4)	$(73.5)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 8, there is a balance of $7.3 million and $9.2 million in deferred financing costs as of December 30, 2010 and December 31, 2009, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For each of the years ended December 30, 2010, December 31, 2009, and January 1, 2009 we amortized $1.9 million.

        Other Investment—Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., ("RMG") (formerly Danoo, Inc.) under the equity method of accounting as required by ASC 323-10 Investments—Equity Method and Joint Ventures ("ASC 323-10") because we exerted "significant influence" over, but did not control, the policy and decisions of RMG, due to ownership of approximately 24% of the issued and outstanding preferred and common stock of RMG. During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company's ownership in RMG resulting in cost method accounting. At December 30, 2010, the Company's ownership in RMG was approximately 19% of the issued and outstanding preferred and common stock of RMG. The investment in RMG and the Company's share of its operating results through December 30, 2010 are not material to the Company's financial position or results of operations and as a result summarized financial information is not presented. Refer to Note 11 and 12 for additional discussion .

        Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under ASC 718 Compensation—Stock Compensation. Refer to Note 9.

        Derivative Instruments—Derivative Instruments are accounted for under ASC 815 Derivatives and Hedging. Refer to Note 13.

        Current Liabilities—For the year ended December 31, 2009, the Company presented the liability for interest rate swap agreements in a single line on its Balance Sheet in other non-current liabilities. However, after further review, the Company determined that the current portion of the liability should be reclassified and presented with total current liabilities. As a result, the Company has restated its Balance Sheet to reflect this classification. The correction has no effect on total assets, total liabilities, total equity/(deficit), the Statements of Operations, or the Cash Flows from Operations.

        The following is a summary of the effects of the restatement on our Balance Sheet as of December 31, 2009:

	BALANCE SHEET As of December 31, 2009
	As Previously Reported	As Restated
Current portion of interest rate swap agreements	0.0	$24.4
Total current liabilities	$90.1	$114.5
Interest rate swap agreements	$54.6	$30.2
Total non-current liabilities	$853.9	$829.5

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated

3. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company does not expect the pronouncement to have a material effect on its financial statements.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The Company adopted this pronouncement effective January 1, 2010 with no impact on its financial statements.

        The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

4. PROPERTY AND EQUIPMENT

	As of December 30, 2010	As of December 31, 2009
	(in millions)
Equipment, computer hardware and software	$63.3	$60.6
Leasehold Improvements	1.7	1.6
Less accumulated depreciation	(46.4)	(39.3)

Subtotal	18.6	22.9
Construction in Progress	1.2	0.8

Total property and equipment	$19.8	$23.7

        For the years ended December 30, 2010, December 31, 2009, and January 1, 2009, the Company recorded depreciation of $11.4 million, $12.5 million, and $10.2 million, respectively.

5. INTANGIBLE ASSETS

        During the second quarter of 2010, NCM LLC issued 6,510,209 common membership units to a subsidiary of AMCE as a result of that subsidiary's acquisition of Kerasotes Showplace Theatres, LLC (the "AMC Kerasotes Acquisition"). Such issuance provided NCM LLC with exclusive access, in accordance with the ESA, to the net new theatre screens and attendees added by AMCE to NCM LLC's network since the date of the last annual common unit adjustment through the date of the AMC Kerasotes Acquisition. As a result, NCM LLC recorded an intangible asset at the market value of the common membership units equal to $111.5 million. During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access, in accordance with the ESA, to net new theatre screens and projected attendees added by the founding members to NCM LLC's network during 2009. As a result, NCM LLC recorded an intangible asset at the market value of the common membership units equal to $39.8 million. During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC's network. The Company recorded an intangible asset at the market value of the common membership units equal to $28.5 million. The Company based the fair value of the intangible assets on the market value of the common membership units issued on the date of grants, which are freely convertible into the Company's common stock.

5. INTANGIBLE ASSETS (Continued)

        Pursuant to ASC 350-10 Intangibles—Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on-screen advertising agreement.

	As of December 30, 2010	As of December 31, 2009
	(in millions)
Beginning balance	$134.2	$111.8
Purchase of intangible asset subject to amortization	151.3	28.5
Less integration payments(1)	(3.9)	(3.2)
Less amortization expense	(6.4)	(2.9)

Total intangible assets	$275.2	$134.2

(1)
See Note 7 for further information on integration payments.

        For the years ended December 30, 2010, December 31, 2009 and January 1, 2009 the Company recorded amortization of $6.4 million, $2.9 million and $1.5 million, respectively.

        The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2011	$9.9
2012	10.5
2013	10.5
2014	10.5
2015	10.5

6. ACCRUED EXPENSES

	As of December 30, 2010	As of December 31, 2009
	(in millions)
Make-good reserve	$2.8	$0.3
Accrued interest	2.1	9.8
Other accrued expenses	3.7	2.3

Total accrued expenses	$8.6	$12.4

7. RELATED-PARTY TRANSACTIONS

        Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. The total theatre access fee to the founding members for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 was $52.6 million, $52.7 million and $49.8 million, respectively.

        Under the ESAs, for the years ended December 30, 2010 and December 31, 2009, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to

7. RELATED-PARTY TRANSACTIONS (Continued)

90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand ("CPM") impressions. For the year ended January 1, 2009, two of the founding members purchased 90 seconds and one purchased 60 seconds of on-screen advertising time under their beverage concessionaire agreement. The total revenue related to the beverage concessionaire agreements for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 was $37.2 million, $36.3 million and $43.3 million, respectively. In addition, the Company made payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $7.3 million, $6.7 million, and $6.0 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

        Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Distributions for the years ended December 30, 2010, December 31, 2009, and January 1, 2009 are as follows (in millions):

	2010	2009	2008
AMC	$28.8	$25.8	$24.3
Cinemark	24.0	20.8	18.5
Regal	32.3	34.9	32.7
NCM, Inc.	71.0	57.8	55.6

Total	$156.1	$139.3	$131.1

        The available cash payment by NCM LLC to its founding members for the quarter ended December 30, 2010 of $25.7 million was included in amounts due to founding members at December 30, 2010 and will be made in the first quarter of 2011. The available cash payment by NCM LLC to its managing member for the quarter ended December 30, 2010 of $24.1 million was included in amounts due to managing member as of December 30, 2010 and will be made in the first quarter of 2011.

        On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. ("AMC Loews") theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through February 2009 in accordance with certain run-out provisions. For the years ended December 31, 2009 and January 1, 2009, the AMC Loews payment was $0.1 million and $4.7 million, respectively. The AMC Loews payment was recorded directly to NCM LLC's members' equity account.

        On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal

7. RELATED-PARTY TRANSACTIONS (Continued)

must make "integration" payments pursuant to the ESAs on a quarterly basis in arrears through mid-2011 in accordance with certain run-out provisions. For the years ended December 30, 2010, December 31, 2009 and January 1, 2009, the Consolidated Theatres payment was $3.9 million, $3.2 million and $2.8 million, respectively and represents a cash element of the consideration received for the common membership units issued. The Consolidated Theatres payment of $1.2 million for the quarter ended December 30, 2010 was included in amounts due from founding members at December 30, 2010 and will be received in the first quarter of 2011.

        In connection with AMC's acquisition of Kerasotes, AMC reimbursed NCM LLC approximately $3.0 million for the net book value of NCM LLC capital expenditures invested in digital network technology within the acquired Kerasotes theatres prior to the acquisition date.

        Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.2)	(0.5)	(0.0)	(0.7)
Distributions payable, net	8.5	7.6	8.4	24.5

Total	$8.8	$7.5	$8.9	$25.2

        Amounts due to founding members at December 31, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.5)	(0.5)	(0.5)	(1.5)
Distributions payable, net	9.9	7.9	12.1	29.9

Total	$9.9	$7.8	$12.1	$29.8

  Other

        During the years ended December 30, 2010, December 31, 2009 and January 1, 2009, AMC, Cinemark and Regal purchased $1.3 million, $1.9 million and $2.3 million respectively, of NCM LLC's advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC's advertising rate card and included in advertising revenue.

        Included in selling and marketing costs and Fathom Events operating costs is $2.5 million, $2.1 million and $2.7 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing to NCM LLC's advertising clients and marketing resale to Fathom Business customers.

  Related Party Affiliates

        During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC ("LA Live"), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events services to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. LA Live joined the NCM LLC advertising network during the fourth quarter of 2009. Included in advertising operating

7. RELATED-PARTY TRANSACTIONS (Continued)

costs and Fathom Events operating costs is $0.1 million for the year ended December 30, 2010, for payments made to the affiliate under the agreement. As of December 30, 2010 approximately $0.1 million is included in accounts payable for amounts due to LA Live under the agreement.

        During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. ("Starplex"), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. Starplex joined the NCM LLC advertising network in the first quarter of 2010. Included in advertising operating costs is $1.3 million for the year ended December 30, 2010, for payments made to the affiliate under the agreement. As of December 30, 2010, approximately $0.5 million is included in accounts payable for amounts due to Starplex under the agreement.

  Common Unit Membership Redemption

        The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company's common stock on a one-for-one basis, or at the Company's option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2010, AMC and Regal exercised the redemption right of an aggregate 10,955,471 common membership units, whereby AMC and Regal surrendered 6,655,193 and 4,300,278 common membership units to NCM LLC for cancellation, respectively. The Company contributed an aggregate 10,955,471 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC and Regal to complete the redemptions. Such redemptions took place immediately prior to the closing of the underwritten public offering and the subsequent closing of the overallotment option; in each case the NCM, Inc. common stock was sold at a price to the public of $16.00 per share by AMC and Regal. NCM, Inc. did not receive any proceeds from the sale of its common stock by AMC and Regal. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction and no gain or loss was recognized in net income.

  National CineMedia, Inc.

        Pursuant to the NCM LLC Operating Agreement, as the sole manager of NCM LLC, NCM, Inc. provides certain specific management services to NCM LLC, including those services of the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC reimburses NCM, Inc. for compensation and other expenses of the officers and for certain out-of-pocket costs. During the years ended December 30, 2010, December 31, 2009 and January 1, 2009, NCM LLC paid NCM, Inc. $16.6 million, $10.8 million and $9.7 million, respectively, for these services and expenses. The payments for estimated management services related to employment are made one month in advance. At December 30, 2010 and December 31, 2009, $0.8 million and $0.6 million, respectively, has been paid in advance and is reflected as prepaid management fees to managing member in the accompanying financial statements. NCM LLC also provides administrative and support services to NCM, Inc. such as office facilities, equipment, supplies, payroll and accounting and financial reporting at no charge. Based on the limited activities of NCM, Inc. as a standalone entity, the Company does not believe such unreimbursed costs are significant. The management services agreement also provides that NCM LLC employees may participate in the NCM, Inc. equity incentive plan (see Note 9).

7. RELATED-PARTY TRANSACTIONS (Continued)

        Amounts due to/from managing member were comprised of the following (in millions):

	As of December 30, 2010	As of December 31, 2009
Distributions payable	$24.1	$22.0
Cost and other reimbursement	4.1	0.9

Total	$28.2	$22.9

8. BORROWINGS

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

        The outstanding balance of the term loan facility at December 30, 2010 and December 31, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at December 30, 2010 and December 31, 2009 was $50.0 million and $74.0 million, respectively. As of December 30, 2010, the effective rate on the term loan was 5.61% including the effect of the interest rate swaps (both those accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.06%. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 30, 2010, including the net senior secured leverage ratio. There are no distribution restrictions as long as the Company is in compliance with its debt covenants. As of December 30, 2010, its net senior secured leverage ratio was 3.5 times the covenant. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of December 30, 2010, the Company had approximately $550 million or 76% hedged. Of the $550.0 million that is hedged, $137.5 million was transferred from Lehman Brothers Special Financing ("LBSF") to Barclays Bank PLC ("Barclays") in February 2010. See Note 13 for an additional discussion of the interest rate swaps.

        NCM LLC, Lehman Brothers Holdings Inc. ("Lehman") and Barclays entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan. NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million. The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman's share of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, February 13, 2013.

8. BORROWINGS (Continued)

        On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch ("Credit Suisse") with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. ("IdeaCast") (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At December 30, 2010 and December 31, 2009, $1.2 million and $4.3 million, respectively, of the balance was recorded in current liabilities. Interest on the note is accreted at the Company's estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. The amount of interest expense recognized on the note for the years ended December 30, 2010 and December 31, 2009 was $0.5 million and $0.7 million, respectively.

  Future Maturities of Borrowings

        The scheduled annual maturities on the credit facility for the next five years as of December 30, 2010 are as follows (in millions):

2011	$1.2
2012	0.0
2013	50.0
2014	0.0
2015	725.0

Total	$776.2

9. SHARE-BASED COMPENSATION

        At the date of the IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 30, 2010, there were 7,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 1,690,186 remain available for grants as of December 30, 2010. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Upon vesting of the awards, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company's common stock represented by such awards. Under the fair value recognition provisions of ASC 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

        The recognized expense, including equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recognized $7.0 million, $3.1 million and $2.1 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, of share-based compensation expense for these options and $0.1 million were capitalized during each of the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. As of December 30, 2010, unrecognized compensation cost related to nonvested options was approximately $9.1 million, which will be recognized over a weighted average remaining period of 1.70 years.

        The weighted average grant date fair value of granted options was $4.84, $2.17 and $3.77 for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. The intrinsic

9. SHARE-BASED COMPENSATION (Continued)

value of options exercised during the year was $2.2 million, $0.2 million and $0.2 million for the years ended December 30, 2010, December 31, 2009, and January 1, 2009, respectively. During the year ended December 30, 2010 there was $4.9 million of cash received on options exercised and an immaterial amount for the year December 31, 2009. The total fair value of awards vested during the years ended December 30, 2010 and December 31, 2009 was $3.2 million and $0.3 million, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Expected life of options	6.0 years	6.5 years	6.5 years
Risk free interest rate	1.38% to 3.76%	2.23% to 3.70%	3.74% to 4.09%
Expected volatility	39%	30%	30%
Dividend yield	3.8% to 4.0%	3%	3%

        Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	3,126,560	$14.51
Granted	1,186,507	17.62
Exercised	(388,302)	12.64
Forfeited	(48,541)	13.36

Outstanding at December 30, 2010	3,876,224	$15.55	9.0	$18.1
Exercisable at December 30, 2010	1,030,120	16.45	9.1	$4.2
Vested and Expected to Vest at December 30, 2010	3,839,382	15.55	9.0	$18.0

        The following table summarizes information about the stock options at December 30, 2010, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of Dec. 30, 2010	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of Dec. 30, 2010	Weighted Average Exercise Price
$5.35 - $10.41	908,640	8.0	$9.06	175,554	$9.02
$10.42 - $16.66	1,250,143	10.0	16.09	578,485	16.20
$16.67 - $16.97	973,996	9.0	16.97	0	0.0
$16.98 - $19.43	383,079	9.2	18.79	73,330	18.70
$19.44 - $29.05	360,366	7.5	22.74	202,751	22.78

	3,876,224	9.0	$15.55	1,030,120	$16.45

9. SHARE-BASED COMPENSATION (Continued)

        Non-vested (Restricted) Stock—NCM, Inc. has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees, including employees of NCM LLC. Under the non-vested stock program, common stock of NCM, Inc. may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends from NCM, Inc. and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally the accrued cash dividends for the 2009 and 2010 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2010 include performance vesting conditions, which permit vesting to the extent that NCM, Inc. achieves specified non-GAAP targets at the end of the three-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

        The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested as of December 31, 2009	590,374	$13.15
Granted	429,585	17.24
Forfeited	(8,011)	15.84
Vested	(96,364)	16.18

Non-vested as of December 30, 2010	915,584	$16.77

        The recognized expense, including the equity based compensation costs of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company recorded $7.0 million, $2.4 million and $1.3 million in compensation expense related to such outstanding non-vested shares during the years ended December 30, 2010, December 31, 2009 and January 1, 2009. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to NCM, Inc.'s expected over performance of the specified non-GAAP targets for the 2009 and 2010 grants. During the year ended December 30, 2010 there was $0.1 million capitalized and an immaterial amount for the years ended December 31, 2009 and January 1, 2009. As of December 30, 2010, unrecognized compensation cost related to non-vested stock was approximately $11.2 million, which will be recognized over a weighted average remaining period of 1.82 years. The weighted average grant date fair value of non-vested stock was $17.24, $9.50 and $18.97 for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. The total fair value of awards vested was $1.6 million, $0.3 million and $2.1 million during the years ended December 30, 2010, December 31, 2009 and January 1, 2009.

10. EMPLOYEE BENEFIT PLANS

        NCM LLC sponsors the NCM 401(k) Profit Sharing Plan (the "Plan") under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The recognized expense, including the discretionary contributions of NCM, Inc. employees, is included in the operating results of NCM LLC. The Company

10. EMPLOYEE BENEFIT PLANS (Continued)

made discretionary contributions of $0.9 million, $0.8 million and $0.8 million during the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

11. COMMITMENTS AND CONTINGENCIES

  Legal actions

        The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

  Operating Commitments

        The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, was $2.2 million, $2.3 million and $2.0 million, respectively.

        Future minimum lease payments under noncancelable operating leases as of December 30, 2010 are as follows (in millions):

2011	$1.6
2012	2.2
2013	2.2
2014	2.2
2015	2.1
Thereafter	9.1

Total	$19.4

  Contingent Put Obligation

        On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to "put," or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under ASC 460-10 Guarantees. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast's defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of the estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized ASC 460-10 liability. The total amount of the impairment and related loss recorded in the fourth quarter of 2008 was $11.5 million.

        On March 19, 2009, NCM LLC, IdeaCast and IdeaCast's lender agreed to certain transactions with respect to the IdeaCast Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast's lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast's lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast's lender of a non-interest bearing promissory note in

11. COMMITMENTS AND CONTINGENCIES (Continued)

the amount of $8.5 million payable through January 2011. On June 16, 2009, NCM LLC's interest in the Credit Agreement was assigned to NCM Out-Of-Home, LLC ("OOH"), which was a wholly-owned subsidiary of NCM LLC. OOH was also appointed as administrative agent and collateral agent under the Credit Agreement. On June 16, 2009, OOH, as IdeaCast's senior secured lender, foreclosed on substantially all of the assets of IdeaCast, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners). The assets were valued at approximately $8.2 million. On June 29, 2009, NCM LLC transferred its ownership interest in OOH to RMG, a digital advertising company, in exchange for approximately 24% of the equity (excluding out-of-the-money warrants) of RMG on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants (refer to Note 2—Other Investment). The Company's investment in RMG was valued at the fair value of the assets contributed.

  Minimum Revenue Guarantees

        As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but initial terms range from two to five years, prior to any renewal periods. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $14.0 million over the remaining terms of the network affiliate agreements. As of December 30, 2010 and December 31, 2009 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

12. FAIR VALUE MEASUREMENTS

  Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents and other notes payable as reported in the Company's balance sheets approximate their fair value due to their short maturity. The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of three non-binding broker quotes and the Company's analysis to be $713.3 million and $688.8 million at December 30, 2010 and December 31, 2009, respectively. The carrying value of the term loan was $725.0 million as of December 30, 2010 and December 31, 2009.

        The fair value of the investment in RMG networks has not been estimated at December 30, 2010 as there were no monetary equity events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and as it is not practicable to do so because RMG is not a publicly traded company. The carrying amount of the Company's investment was $6.7 million and $7.4 million as of December 30, 2010 and December 31, 2009, respectively. Refer to Note 2—Other Investment.

12. FAIR VALUE MEASUREMENTS (Continued)

        Recurring Measurements—The fair values of the Company's assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Current Portion of Interest Rate Swap Agreements(1)	(25.3)	0.0	(25.3)	0.0
Interest Rate Swap Agreements(1)	(45.5)	0.0	(45.5)	0.0

	$(70.8)	$0.0	$(70.8)	$0.0

(1)
Interest Rate Swap Agreements—Refer to Note 13.

13. DERIVATIVE INSTRUMENTS

        NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of the Company's variable rate debt to a fixed rate of 6.734%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

        Effective February 8, 2010, NCM LLC entered into a novation agreement with LBSF and Barclays whereby LBSF transferred to Barclays all the rights, liabilities, duties and obligations of NCM LLC's interest rate swap agreement with LBSF with identical terms. NCM LLC accepted Barclays as its sole counterparty with respect to the new agreement. The term runs until February 13, 2015, subject to earlier termination upon the occurrence of certain specified events. Subject to the terms of the new agreement, NCM LLC or Barclays will make payments at specified intervals based on the variance between LIBOR and a fixed rate of 4.984% on a notional amount of $137.5 million. NCM LLC effectively pays a rate of 6.734% on this notional amount inclusive of the 1.75% margin currently required by NCM LLC's credit agreement. The agreement with Barclays is secured by the assets of NCM LLC on a pari passu basis with the credit agreement and the other interest rates swaps that were entered into by NCM LLC. In consideration of LBSF entering into the transfer, NCM LLC agreed to pay to LBSF the full amount of interest rate swap payments withheld since LBSF's default, aggregating $7.0 million, and an immaterial amount of penalty interest.

        Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statement of operations. There was a $4.0 million increase, $8.3 million decrease and $13.8 million increase in the fair value of the liability for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, which the Company recorded as a component of interest expense and other, net.

13. DERIVATIVE INSTRUMENTS (Continued)

        In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 30, 2010, December 31, 2009 and January 1, 2009 were $1.3 million, $1.3 million and $0.4 million, respectively. The Company estimates approximately $1.3 million will be amortized to interest expense and other, net in the next 12 months.

        Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than Barclays (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company's balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 30, 2010 and December 31, 2009. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

        The fair value of the Company's interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

        As of December 30, 2010 and December 31, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$19.0	Current Liabilities	$18.3
Interest Rate Swaps	Other Liabilities	$34.1	Other Liabilities	$22.6
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.3	Current Liabilities	$6.1
Interest Rate Swaps	Other Liabilities	$11.4	Other Liabilities	$7.6

Total derivatives		$70.8		$54.6

13. DERIVATIVE INSTRUMENTS (Continued)

        The effect of derivative instruments in cash flow hedge relationships on the financial statements for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM LLC's OCI (Pre-tax)			Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
Interest Rate Swaps	$(30.3)	$9.3	$(67.9)	$(19.4)	$(16.7)	$(8.8)

        There was $1.3 million, $1.3 million and $0.4 million of ineffectiveness recognized for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

        The effect of derivatives not designated as hedging instruments under ASC 815 on the financial statements for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense and Other, Net (Pre-tax) for the Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
Borrowings	$(6.2)	$(6.2)	$(1.0)
Change in derivative fair value	(5.3)	7.0	(14.2)

Total	$(11.5)	$0.8	$(15.2)

14. SEGMENT REPORTING

        Advertising is the principal business activity of the Company and is the Company's reportable segment under the requirements of ASC 280, Segment Reporting. Advertising revenue accounts for 88.7%, 88.0% and 89.4%, of revenue for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

14. SEGMENT REPORTING (Continued)

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$379.4	$48.0	$0.1	$427.5
Operating costs	74.3	32.4		106.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Other costs	3.2	0.8		4.0

Operating income, net of direct expenses	$255.4	$6.7
Network, administrative and other costs			68.3	68.3

Total Operating Income				$190.6

	Year Ended December 31, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1		101.8
Selling and marketing costs	40.6	8.6	1.0	50.2
Other costs	2.8	0.9		3.7

Operating income, net of direct expenses	$219.0	$6.9
Network, administrative and other costs			56.8	56.8

Total Operating Income				$168.2

	Year Ended January 1, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Total
Revenue	$330.3	$38.9	$0.3	$369.5
Operating costs	68.5	25.1		93.6
Selling and marketing costs	38.5	8.3	1.1	47.9
Other costs	2.8	0.8		3.6

Operating income, net of direct expenses	$220.5	$4.7
Network, administrative and other costs			51.2	51.2

Total Operating Income				$173.2

14. SEGMENT REPORTING (Continued)

The following is a summary of revenues by category (in millions):

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
National Advertising Revenue	$271.9	$236.8	$223.1
Founding Member Advertising Revenue	37.2	36.3	43.3
Regional Advertising Revenue	70.3	62.0	63.9
Fathom Consumer Revenue	31.5	28.6	20.2
Fathom Business Revenue	16.5	16.9	18.7
Other Revenue	0.1	0.1	0.3

Total Revenues	$427.5	$380.7	$369.5

15. SUBSEQUENT EVENTS

        ASC Topic 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events) requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. For the year ended December 30, 2010, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the inclusion of the Company's financial statements in NCM, Inc.'s Annual Report on Form 10-K for the year ended December 30, 2010 on February 25, 2011.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMC ENTERTAINMENT INC.
By:	/s/ CHRIS A. COX Chris A. Cox Senior Vice President and Chief Accounting Officer
Date: June 3, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ AARON J. STONE Aaron J. Stone	Chairman of the Board	June 3, 2011
/s/ GERARDO I. LOPEZ Gerardo I. Lopez	Chief Executive Officer, Director and President	June 3, 2011
/s/ DR. DANA B. ARDI Dr. Dana B. Ardi	Director	June 3, 2011
/s/ STEPHEN P. MURRAY Stephen P. Murray	Director	June 3, 2011
/s/ STAN PARKER Stan Parker	Director	June 3, 2011
/s/ PHILIP H. LOUGHLIN Philip H. Loughlin	Director	June 3, 2011
/s/ ELIOT P. S. MERRILL Eliot P. S. Merrill	Director	June 3, 2011
/s/ KEVIN MARONI Kevin Maroni	Director	June 3, 2011
/s/ CRAIG R. RAMSEY Craig R. Ramsey	Executive Vice President and Chief Financial Officer	June 3, 2011
/s/ KEVIN M. CONNOR Kevin M. Connor	Senior Vice President, General Counsel and Secretary	June 3, 2011
/s/ CHRIS A. COX Chris A. Cox	Senior Vice President and Chief Accounting Officer	June 3, 2011

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 20, 2005, by and among Marquee Holdings Inc. and LCE Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 24, 2005).
2.2
Purchase and Sale Agreement, dated as of March 9, 2002, by and among G.S. Theaters, L.L.C., a Louisiana limited liability Company, Westbank Theatres, L.L.C., a Louisiana limited liability company, Clearview Theatres, L.L.C., a Louisiana limited liability company, Houma Theater, L.L.C., a Louisiana limited liability company, Hammond Theatres, L.L.C., a Louisiana limited liability company, and American Multi-Cinema, Inc. together with Form of Indemnification Agreement (Appendix J) (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed March 13, 2002).
2.3
Agreement and Plan of Merger, dated as of July 22, 2004 by and among Marquee Holdings Inc., Marquee Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed July 23, 2004).
2.4
Unit Purchase Agreement among Kerasotes Showplace Theatres Holdings, LLC, Kerasotes Showplace Theatres, LLC, ShowPlace Theatres Holding Company, LLC, AMC Showplace Theatres, Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on May 25, 2010)
3.1
Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997 and September 18, 2001 and December 23, 2004) (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).
3.2	Amended and Restated Bylaws of AMC Entertainment Inc. (incorporated by Reference from Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed December 27, 2004).
Certificates of Incorporation or corresponding instrument, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.5	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.6	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.7	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).

Exhibit Number	Description
3.3.8	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.3.9	AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.3.8 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
3.3.10	AMC ITD, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006):
Loews Citywalk Theatre Corporation
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.6	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.7	By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.8	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to the Company's Form 10-Q (File No. 1-8747) filed February 8, 2008).
3.9	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).
3.10	By-laws of AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
3.11	By-laws of AMC ITD, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
4.1(a)
Credit Agreement, dated January 26, 2006 among AMC Entertainment Inc., Grupo Cinemex, S.A. de C.V., Cadena Mexicana de Exhibicion, S.A. de C.V., the Lenders and the Issuers named therein, Citicorp U.S. and Canada, Inc. and Banco Nacional de Mexico, S.A., Integrante del Groupo Financiero Banamex. (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).
4.1(b)
Guaranty, dated January 26, 2006 by AMC Entertainment Inc. and each of the other Guarantors party thereto, in favor of the Guaranteed Parties named therein (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K (File No. 1-8747) filed January 31, 2006).
4.1(c)
Pledge and Security Agreement, dated January 26, 2006, by AMC Entertainment Inc. and each of the other Grantors party thereto in favor of Citicorp U.S. and Canada, Inc., as agent for the Secured Parties (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-8747) filed January 31, 2006).
4.1(d)
Consent and Release, dated as of April 17, 2006, by and between AMC Entertainment Inc. and Citicorp U.S. and Canada, Inc. (incorporated by reference from Exhibit 4.1(d) to the Company's Registration Statement on Form S-4 (File No. 333-133574) filed April 27, 2006).

Exhibit Number	Description
4.1(e)	Amendment No. 1 to Credit Agreement, dated as of February 14, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).
4.1(f)
Amendment No. 2 to Credit Agreement, dated as of March 13, 2007, between AMC Entertainment Inc., and Citicorp North America, as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed March 15, 2007).
4.1(g)
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
4.2(b)
First Supplemental Indenture, dated December 23, 2004, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.5(b) to the Company's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
4.2(c)
Second Supplemental Indenture, dated January 26, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(c) to the Company's Form 10-Q (File No. 1-8747) filed on February 13, 2006).
4.2(d)
Third Supplemental Indenture dated April 20, 2006, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.6(d) to the Company's Form S-4 (File No. 333-133574) filed April 27, 2006).
4.2(e)
Fourth Supplemental Indenture, dated June 24, 2010, respecting AMC Entertainment Inc.'s 8% Senior Subordinated Notes due 2014 (incorporated by reference from Exhibit 4.1 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
4.2(f)
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
4.4(a)
Indenture, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, a Delaware corporation, the Guarantors party thereto from time to time and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 9, 2009).

Exhibit Number	Description
4.4(b)	First Supplemental Indenture, dated June 24, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.3 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
4.4(c)
Second Supplemental Indenture, dated November 30, 2010, respecting AMC Entertainment Inc.'s 8.75% Senior Notes due 2019, pursuant to which AMC ITD, Inc. guaranteed the 8.75% Senior Notes due 2019 (incorporated by reference from Exhibit 4.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
4.5
Registration Rights Agreement, dated as of June 9, 2009, respecting AMCE's 8.75% Senior Notes due 2019, by and among AMCE, the Guarantors party thereto from time to time, Credit Suisse Securities (USA) LLC, for itself and on behalf of the other Initial Purchasers, and J.P. Morgan Securities Inc., as Market Maker (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 9, 2009).
4.6
Indenture, dated as of December 15, 2010, respecting AMC Entertainment Inc.'s 9.75% Senior Subordinated Notes due 2020, among AMC Entertainment Inc., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 17, 2010).
4.7
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
10.1
Consent Decree, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.2
Hold Separate Stipulation and Order, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of Washington (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.3
Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.4
Hold Separate Stipulation and Order, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings and the Antitrust Division of the United States Department of Justice (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).

Exhibit Number	Description
10.5	District of Columbia Final Judgment, dated December 21, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the District of Columbia (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.6
Stipulation for Entry into Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.7
Stipulated Final Judgment, dated December 20, 2005, by and among Marquee Holdings Inc., LCE Holdings, Inc. and the State of California (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2005).
10.8
Amended and Restated Certificate of Incorporation of AMC Entertainment Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)
10.9
Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)
10.10
Management Stockholders Agreement of AMC Entertainment Holdings, Inc., dated June 11, 2007, among AMC Entertainment Holdings, Inc. and the stockholders of AMC Entertainment Holdings, Inc. party thereto. (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)
10.11
Continuing Service Agreement, dated January 26, 2006, among AMC Entertainment Inc. (as successor to Loews Cineplex Entertainment Corporation) and Travis Reid, and, solely for the purposes of its repurchase obligations under Section 7 thereto, Marquee Holding Inc. (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K (File No. 1-8747) filed on January 31, 2006).
10.12
Non-Qualified Stock Option Agreement, dated January 26, 2006, between Marquee Holdings Inc. and Travis Reid (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on January 31, 2006).
10.13
Fee Agreement, dated June 11, 2007, by and among AMC Entertainment Holdings, Inc., Marquee Holdings Inc., AMC Entertainment Inc., J.P. Morgan Partners (BHCA), L.P., Apollo Management V, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands partners V(B), L.P., Apollo German Partners V GmbH & Co KG, Bain Capital Partners, LLC, TC Group, L.L.C., a Delaware limited liability company and Applegate and Collatos, Inc. (incorporated by reference from Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).
10.14
American Multi-Cinema, Inc. Savings Plan, a defined contribution 401(k) plan, restated January 1, 1989, as amended (incorporated by reference from Exhibit 10.6 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).

Exhibit Number	Description
10.15(a)	Defined Benefit Retirement Income Plan for Certain Employees of American Multi-Cinema, Inc., as Amended and Restated, effective December 31, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(a) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).
10.15(b)
AMC Supplemental Executive Retirement Plan, as Amended and Restated, generally effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.15(b) to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).
10.16	Division Operations Incentive Program (incorporated by reference from Exhibit 10.15 to AMCE's Form S-1 (File No. 33-48586) filed June 12, 1992, as amended).
10.17
Summary of American Multi-Cinema, Inc. Executive Incentive Program (Incorporated by reference from Exhibit 10.36 to AMCE's Registration Statement on Form S-2 (File No. 33-51693) filed December 23, 1993).
10.18
American Multi-Cinema, Inc. Retirement Enhancement Plan, as Amended and Restated, effective January 1, 2006, and as Frozen, effective December 31, 2006 (incorporated by reference from Exhibit 10.20 to AMC Entertainment Inc.'s Form 10-K (File No. 1-8747) filed June 18, 2007).
10.19
AMC Non-Qualified Deferred Compensation Plan, as Amended and Restated, effective January 1, 2005 (incorporated by reference from Exhibit 10.22 to AMC Entertainment's Form 10-K (File No. 1-8747) filed on June 18, 2007).
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
10.26
Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and John D. McDonald which commenced July 1, 2001. (incorporated by reference from Exhibit 10.29 to Amendment No. 1 to the Company's Form 10-K (File No. 1-8747) filed on July 27, 2001).
10.27
Employment agreement between AMC Entertainment Inc., American Multi-Cinema, Inc. and Craig R. Ramsey which commenced on July 1, 2001. (incorporated by reference from Exhibit 10.36 to the Company's Form 10-Q filed on August 12, 2002).
10.28
Form of Indemnification Agreement dated September 18, 2003 between the Company and Peter C. Brown, Charles S. Sosland, Charles J. Egan, Jr., Michael N. Garin, Marc J. Rowan, Paul E. Vardeman, Leon D. Black and Laurence M. Berg (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) filed on February 5, 2004).
10.29	2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).
10.30
Description of 2004 Grant under the 2003 AMC Entertainment Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q (File No. 1-8747) filed on November 5, 2003).
10.31
AMC Entertainment Holdings, Inc. Amended and Restated 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007).
10.32	Form of Non-Qualified Stock Option Agreement (incorporated by reference from Exhibit 10.32(b) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).

Exhibit Number	Description
10.33	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.32(c) to AMCE's Registration Statement on Form S-4 (File No. 333-122376) filed on January 28, 2005).
10.34
Contribution and Unit Holders Agreement, dated as of March 29, 2005, among National Cinema Network, Inc., Regal CineMedia Corporation and National CineMedia, LLC (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed April 4, 2005).
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
10.37
Third Amended and Restated Limited Liability Company Operating Agreement, dated February 13, 2007 between American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-8747) filed February 20, 2007).
10.38
Employment Agreement, dated as of November 6, 2002, by and among Kevin M. Connor, AMC Entertainment Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 10.49 to the Company's Form 10-K (File No. 1-8747) filed on June 18, 2007).
10.39
Voting and Irrevocable Proxy Agreement, dated June 11, 2007, among AMC Entertainment Holdings, Inc., Carlyle Partners III Loews, L.P., CP III Coinvestment, L.P., Bain Capital Holdings (Loews) I, L.P., Bain Capital AIV (Loews) II, L.P., Spectrum Equity Investors IV, L.P., Spectrum Equity Investors Parallel IV, L.P. and Spectrum IV Investment Managers' Fund, L.P. (incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)
10.40
Voting and Irrevocable Proxy Agreement, dated June 11, 2007, among AMC Entertainment Holdings, Inc., J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P., J.P. Morgan Partners Global Investors (Selldown) II, L.P., JPMP Global Fund/AMC/Selldown II, L.P., J.P. Morgan Partners Global Investors (Selldown) II-C, L.P., AMCE (Ginger), L.P., AMCE (Luke), L.P., AMCE (Scarlett), L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Netherlands Partners V(A), L.P., Apollo Netherlands Partners V(B), L.P., Apollo German Partners V GmbH & Co KG and other co-investors. (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on June 13, 2007)
10.42
Amendment to Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed January 5, 2009).

Exhibit Number	Description
10.43	Stock Purchase Agreement dated as of November 5, 2008 among Entretenimiento GM de Mexico S.A. de C.V., as Buyer, and AMC Netherlands HoldCo B.V., LCE Mexican Holdings, Inc., and AMC Europe S.A., as sellers (incorporated by reference from Exhibit 10.1 to the Company's Form 10-Q (File No. 1-8747) filed on November 17, 2008).
10.44
Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on February 6, 2008, and incorporated herein by reference)
10.45
Separation and General Release Agreement, dated as of February 23, 2009, by and between Peter C. Brown, AMC Entertainment Holdings, Inc., Marquee Holdings Inc. and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on February 24, 2009)
10.46
Employment Agreement, dated as of February 23, 2009, by and between Gerardo I. Lopez and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on February 24, 2009)
10.47
Employment Agreement, dated as of April 17, 2009, by and between Robert J. Lenihan and AMC Entertainment Inc. (incorporated by reference from Exhibit 10.51 to AMCE's Form 10-K (File No. 1-8747) filed on June 15, 2010)
*10.48	Employment Agreement, dated as of November 24, 2009, by and between Stephen A. Colanero and AMC Entertainment Inc.
10.49
Second Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement dated as of August 6, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 1-33296) of National CineMedia, Inc., filed on August 10, 2010, and incorporated herein by reference).
10.50	AMC Entertainment Holdings, Inc. 2010 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).
10.51	AMC Entertainment Holdings, Inc. Nonqualified Stock Option Award Agreement (incorporated by reference from Exhibit 10.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).
10.52
AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Time Vesting) (incorporated by reference from Exhibit 10.3 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).
10.53
AMC Entertainment Holdings, Inc. Restricted Stock Award Agreement (Performance Vesting) (incorporated by reference from Exhibit 10.4 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on July 14, 2010).
10.60
Investment Agreement entered into April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P. (incorporated by reference from Exhibit 4.7 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on April 20, 2001).

Exhibit Number	Description
10.61	Standstill Agreement by and among AMC Entertainment Inc., and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P. and Apollo Management V, L.P., dated as of April 19, 2001. (incorporated by reference from Exhibit 4.8 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.62
Registration Rights Agreement dated April 19, 2001 by and among AMC Entertainment Inc. and Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P. (incorporated by reference from Exhibit 4.9 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on April 20, 2001).
10.63
Securities Purchase Agreement dated June 29, 2001 by and among Apollo Investment Fund IV, L.P., Apollo Overseas Partners IV, L.P., Apollo Investment Fund V, L.P., Apollo Overseas Partners V, L.P., Apollo Management IV, L.P., Apollo Management V, L.P., AMC Entertainment Inc., Sandler Capital Partners V, L.P., Sandler Capital Partners V FTE, L.P. and Sandler Capital Partners V Germany, L.P. (incorporated by reference from Exhibit 4.6 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2001).
14	Code of Ethics (incorporated by reference from Exhibit 14 to AMCE's Form 10-K (File No. 1-8747) filed on June 23, 2004)
16
Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated October 2, 2009 (filed as Exhibit 16.1 to the Company's Current Report on Form 8-K (File No. 1-8747) filed on October 2, 2009).
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