Form 10-Q
period 2011-06-30
AMC ENTERTAINMENT INC
filed 2011-08-12
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of June 30, 2011
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended
	June 30, 2011	July 1, 2010
	(unaudited)
Revenues
Admissions	$478,090	$448,597
Concessions	192,564	175,959
Other theatre	19,482	16,396

Total revenues	690,136	640,952

Operating Costs and Expenses
Film exhibition costs	259,215	238,823
Concession costs	26,256	20,496
Operating expense	179,730	147,641
Rent	117,257	114,554
General and administrative:
Merger, acquisition and transaction costs	612	5,756
Management fee	1,250	1,250
Other	14,450	13,071
Depreciation and amortization	51,818	48,603

Operating costs and expenses	650,588	590,194

Operating income	39,548	50,758
Other expense (income)
Other income	(2,097)	(1,939)
Interest expense:
Corporate borrowings	39,851	33,019
Capital and financing lease obligations	1,498	1,383
Equity in (earnings) losses of non-consolidated entities	(496)	1,766
Investment income	(27)	(50)

Total other expense	38,729	34,179

Earnings from continuing operations before income taxes	819	16,579
Income tax provision	525	6,950

Earnings from continuing operations	294	9,629
Loss from discontinued operations, net of income taxes	(9)	(17)

Net earnings	$285	$9,612

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$314,625	$301,158
Receivables, net	44,499	26,692
Other current assets	93,423	88,149

Total current assets	452,547	415,999
Property, net	944,102	958,722
Intangible assets, net	146,048	149,493
Goodwill	1,923,667	1,923,667
Other long-term assets	305,934	292,364

Total assets	$3,772,298	$3,740,245

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$202,422	$165,416
Accrued expenses and other liabilities	133,516	138,987
Deferred revenues and income	151,413	141,237
Current maturities of corporate borrowings and capital and financing lease obligations	9,792	9,955

Total current liabilities	497,143	455,595
Corporate borrowings	2,094,727	2,096,040
Capital and financing lease obligations	61,333	62,220
Deferred revenues—for exhibitor services agreement	332,534	333,792
Other long-term liabilities	431,370	432,439

Total liabilities	3,417,107	3,380,086

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	552,446	551,955
Accumulated other comprehensive loss	(9,735)	(3,991)
Accumulated deficit	(187,520)	(187,805)

Total stockholder's equity	355,191	360,159

Total liabilities and stockholder's equity	$3,772,298	$3,740,245

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirteen Weeks Ended
	June 30, 2011	July 1, 2010
	(unaudited)
Cash flows from operating activities:
Net earnings	$285	$9,612
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	51,818	48,603
Theatre and other closure expense	2,544	196
Equity in earnings and losses from non-consolidated entities, net of distributions	1,753	3,686
Gain on dispositions	—	(10,056)
Change in assets and liabilities, net of acquisitions:
Receivables	(17,044)	(14,232)
Other assets	(5,274)	(1,147)
Accounts payable	41,206	8,199
Accrued expenses and other liabilities	1,150	(8,264)
Other, net	(1,111)	(1,298)

Net cash provided by operating activities	75,327	35,299

Cash flows from investing activities:
Capital expenditures	(32,018)	(13,988)
Acquisition of Kerasotes, net of cash acquired	—	(276,798)
Proceeds from sale/leaseback of digital projection equipment	953	—
Proceeds from disposition of Cinemex	—	876
Investments in non-consolidated entities, net	(19,509)	43
Proceeds from the disposition of long-term assets	—	55,000
Other, net	(1,180)	(28)

Net cash used in investing activities	(51,754)	(234,895)

Cash flows from financing activities:
Deferred financing costs	(231)	(95)
Principal payments under capital and financing lease obligations	(1,050)	(990)
Principal payments under Term Loan	(1,625)	(1,625)
Change in construction payables	(6,913)	(7,737)

Net cash used in financing activities	(9,819)	(10,447)
Effect of exchange rate changes on cash and equivalents	(287)	402

Net increase (decrease) in cash and equivalents	13,467	(209,641)
Cash and equivalents at beginning of period	301,158	495,343

Cash and equivalents at end of period	$314,625	$285,702

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment® Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States, Canada, China (Hong Kong), France and the United Kingdom.

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

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Annual report on Form 10-K for the year ended March 31, 2011. The March 31, 2011 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirteen weeks ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2012. The Company manages its business under one operating segment called Theatrical Exhibition.

        Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: (1) Impairments, (2) Film exhibition costs, (3) Income and operating taxes, (4) Theatre and other closure expense and (5) Gift card and packaged ticket revenues. Actual results could differ from those estimates.

        Guest Frequency Program:    The Company has launched AMC Stubs™, a guest frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. The program's $12 annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Other Income:    The following table sets forth the components of other income:

	Thirteen Weeks Ended
(In thousands)	June 30, 2011	July 1, 2010
Gift card redemptions considered to be remote	$(2,437)	$(1,939)
Loss on redemption of 11% Senior Subordinated Notes due 2016	42	—
Loss on modification of Senior Secured Credit Facility	298	—

Other income	$(2,097)	$(1,939)

NOTE 2—ACQUISITION

        On May 24, 2010, the Company completed the acquisition of substantially all of the assets (92 theatres and 928 screens) of Kerasotes Showplace Theatres, LLC ("Kerasotes"). Kerasotes operated 95 theatres and 972 screens in mid-sized, suburban and metropolitan markets, primarily in the Midwest. The acquisition of Kerasotes was treated as a purchase in accordance with Accounting Standards Codification, ("ASC") 805, Business Combinations. The total purchase price for the Kerasotes theatres was $281,415,000. Results of operations of Kerasotes are included in the Company's Consolidated Statements of Operations from May 24, 2010.

        During fiscal 2011, in connection with the acquisition of Kerasotes, the Company divested of seven Kerasotes theatres with 85 screens as required by the Antitrust Division of the United States Department of Justice. The Company was also required by the Antitrust Division of the United States Department of Justice to divest of four AMC theatres with 57 screens. Additionally, the Company acquired two theatres with 26 screens that were received in exchange for three of the AMC theatres with 43 screens during the fifty-two weeks ended March 31, 2011.

        The following unaudited pro forma information summarizes the results of operations as if the Kerasotes acquisition and the required divestitures had occurred as of the beginning of fiscal 2011.

(In thousands)	Pro forma Thirteen Weeks Ended July 1, 2010
(unaudited)
Total revenues	$671,381
Net earnings	9,981

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 3—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows:

	Thirteen Weeks Ended
(In thousands)	June 30, 2011	July 1, 2010
Net earnings	$285	$9,612
Foreign currency translation adjustment	(633)	1,892
Pension and other benefit adjustments	(222)	(62)
Decrease in unrealized gain on marketable securities	(4,889)	(320)

Total comprehensive earnings (loss)	$(5,459)	$11,122

NOTE 4—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of June 30, 2011, which is owned by Parent.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan. The Company has recorded stock-based compensation expense of $491,000 and $136,000 within general and administrative: other during the thirteen weeks ended June 30, 2011, and July 1, 2010, respectively. Compensation expense for stock options and restricted stock are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $491,000 during fiscal 2012. As of June 30, 2011, there was approximately $6,912,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements expected to be recognized over a weighted average 2.9 years.

2010 Equity Incentive Plan

        The 2010 Equity Incentive Plan ("Plan") provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock-based awards or performance-based compensation awards and permits a maximum of 39,312 shares of common stock of Parent to be issued under the Plan. As of June 30, 2011, approximately 27,208 shares were available for grant under the Plan, including 2,914 shares awarded that have not been granted. The Company accounts for stock options using the fair value method of accounting and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants, as it does not have enough historical experience to provide a reasonable estimate. The common stock value of $755 per share was based upon a contemporaneous valuation reflecting market conditions on June 22, 2011, which was prepared by an independent third party valuation specialist, and was used to estimate grant value of 1,346 shares of restricted stock (performance vesting) granted on June 22, 2011. The third party valuation was reviewed by management and provided to our Board of Directors and the Compensation Committee of our Board of Directors. In determining the fair market value of our common stock, the Board of Directors and the Compensation Committee of our Board of Directors

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 4—STOCKHOLDER'S EQUITY (Continued)

considered the valuation report and other qualitative and quantitative factors that they considered relevant.

        The award agreements, which consisted of grants of non-qualified stock options, restricted stock (time vesting), and restricted stock (performance vesting) to certain of its employees under the 2010 Equity Incentive Plan, generally have the following features, subject to discretionary approval by Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement: Twenty-five percent of the options will vest on each of the first four anniversaries of the date of grant; provided, however, that the options will become fully vested and exercisable if within one year following a Change of Control (as defined in the Plan), the participant's service is terminated by the Company without cause. The stock options have a ten year term from the date of grant. During the first quarter of fiscal 2012, there was a stock option grant for 7 shares.

  •
  Restricted Stock Award Agreement (Time Vesting): The restricted shares will become vested on the fourth anniversary of the date of grant; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. During the first quarter of fiscal 2012, there was a restricted stock (time vesting) grant of 7 shares.

  •
  Restricted Stock Award Agreement (Performance Vesting): In fiscal 2011, the Board approved the award of 5,542 shares of restricted stock (performance vesting), of which 1,346 shares have been granted in fiscal 2012. Approximately twenty-five percent of the total restricted shares of 5,542 approved by the Board will be granted each year over a four-year period starting in fiscal 2011. Each grant has a vesting term of approximately one year conditioned upon the Company meeting certain pre-established annual performance targets; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. The fiscal 2012 performance target was communicated on June 22, 2011 following ASC 718-10-55-95 and the estimated grant date fair value was $1,016,000, or approximately $755 per share.

        A summary of stock option activity is as follows:

	Number of Shares(1)	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2011	35,684.168	$449.93
Granted	7.000	752.00

Outstanding at June 30, 2011	35,691.168	$449.99

Exercisable at June 30, 2011	17,854.098	$420.80

(1)
Includes shares previously granted under the amended and restated 2004 Stock Option Plan. On July 23, 2010, the Board determined that the Company would no longer grant

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 4—STOCKHOLDER'S EQUITY (Continued)

  any awards of shares of common stock of the Company under the amended and restated 2004 Stock Option Plan.

        The following table represents the restricted stock activity for the thirteen weeks ended June 30, 2011:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	5,372	$752.00
Granted	1,353	755.00

Unvested at June 30, 2011	6,725	$752.60

NOTE 5—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of June 30, 2011, include a 15.63% interest in National CineMedia, LLC ("NCM"), a 50% interest in two U.S. theatres and one IMAX screen, a 26.22% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC ("MEP"), a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Films, LLC ("ORF"). Indebtedness held by equity method investees is non-recourse to the Company.

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

        Operating Results(1):

	Thirteen Weeks Ended June 30, 2011
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$113,963	$29,150	$—	$4,572	$147,685
Operating costs and expenses	76,401	33,842	2,264	4,824	117,331

Net earnings (loss)	$37,562	$(4,692)	$(2,264)	$(252)	$30,354

The Company's recorded equity in earnings (loss)	$3,239	$(1,498)	$(1,132)	$(113)	$496

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

	Thirteen Weeks Ended July 1, 2010
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$98,998	$5,286	$—	$10,688	$114,972
Operating costs and expenses	71,452	23,440	—	10,455	105,347

Net earnings (loss)	$27,546	$(18,154)	$—	$233	$9,625

The Company's recorded equity in earnings (loss)	$3,458	$(5,169)	$—	$(55)	$(1,766)

(1)
The difference between the Company's recorded investment for one U.S. theatre where it has a 50% interest, and its proportional ownership share resulting from the acquisition of the asset in a business combination where the investment was initially recorded at fair value, is amortized to equity in earnings or losses over the estimated useful life of approximately 20 years for the underlying building.

        The Company recorded equity in earnings from NCM of $3,239,000 and $3,458,000 during the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively. As of June 30, 2011, the Company owns 17,323,782 units, or a 15.63% interest, in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The estimated fair market value of the units in NCM was approximately $292,945,000, based on the price per share of NCM, Inc. on June 30, 2011 of $16.91 per share.

        As of June 30, 2011 and March 31, 2011, the Company has recorded $2,352,000 and $1,708,000 respectively, of amounts due from NCM related to on-screen advertising revenue and theatre rent. As of June 30, 2011 and March 31, 2011, the Company had recorded $2,614,000 and $1,355,000 respectively, of amounts due to NCM related to the Exhibitor Services Agreement. The Company recorded revenues for advertising from NCM of $6,220,000 and $5,419,000 during the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively. The Company recorded NCM advertising expenses related to beverage advertising of $3,630,000 and $3,264,000 during the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively.

        As of June 30, 2011 and March 31, 2011, the Company has recorded $4,117,000 and $3,376,000 respectively, of amounts due from DCIP related to equipment purchases made on behalf of DCIP for the installation of digital projection systems. The Company pays equipment rent monthly, in advance, to DCIP and has recorded prepaid rent of $313,000 and $275,000 as of June 30, 2011 and March 31, 2011, respectively. The Company records the equipment rental expense on a straight-line basis, including scheduled escalations of rent to commence after six and one-half years from the inception of the agreement. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account. As of June 30, 2011 and March 31, 2011, the Company has recorded $2,190,000 and $1,471,000 of deferred rent liability, respectively. The Company recorded digital equipment rental expense of $1,525,000 and $360,000 during the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the thirteen weeks ended June 30, 2011:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance March 31, 2011	$74,551	$(333,792)	$—	$—	$—
Receipt of excess cash distributions	(447)	—	1,755	(1,308)	—
Receipt under Tax Receivable Agreement	(35)	—	494	(459)	—
Amortization of deferred revenue	—	1,258	—	—	(1,258)
Equity in earnings(3)	1,472	—	—	(1,472)	—

Ending balance June 30, 2011	$75,541	$(332,534)	$2,249	$(3,239)	$(1,258)

(1)
Represents AMC's investment in 519,979 common membership units originally valued at March 27, 2008 and 224,828 common membership units originally valued at March 17, 2009, 70,424 common membership units originally valued at March 17, 2010, and 3,601,811 common membership units originally valued at June 14, 2010 received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Tranche 2 Investments). AMC's investment in 12,906,740 common membership units (Tranche 1 Investment) is carried at zero cost.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

Equity Method Accounting for Tranche 1 and Tranche 2 Investments in NCM

        On February 13, 2007, NCM, Inc., the sole manager of NCM, completed its Initial Public Offering ("IPO") and used the net proceeds from the IPO to purchase a 44.8% interest in NCM, paying NCM $746,100,000 and paying the Founding Members $78,500,000 for a portion of the NCM units owned by them. NCM then paid $686,300,000 of the funds received from NCM, Inc. to the Founding Members as consideration for their agreement to modify the then-existing ESA. Also in connection with the IPO, NCM used $59,800,000 of the proceeds it received from NCM, Inc. and $709,700,000 of net proceeds from its new senior secured credit facility entered into concurrently with the completion of the IPO to redeem $769,500,000 in NCM preferred units held by the Founding Members. The redemption distribution to the Founding Members described above related to the IPO resulted in large Members' Deficit amounts for the Founding Members.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

and (iv) the investments in additional common units are not subordinate to the other equity of NCM. As such, the additional common units received would be accounted for as a Tranche 2 Investment separate from the Company's initial investment following the equity method. The Company's Tranche 2 Investments correspond with the NCM Members' equity amounts in its capital account.

NOTE 6—FAIR VALUE MEASUREMENTS

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

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2011:

		Fair Value Measurements at June 30, 2011 Using
(In thousands)	Total Carrying Value at June 30, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and Equivalents:
Money Market Mutual Funds	$79	$79	$—	$—
Other long-term assets:
Equity securities, available-for-sale:
RealD Inc. Common Stock	28,601	28,601	—	—
Mutual Fund Large U.S. Equity	2,435	2,435	—	—
Mutual Fund Small/Mid U.S. Equity	325	325	—	—
Mutual Fund International	146	146	—	—
Mutual Fund Broad U.S. Equity	29	29	—	—
Mutual Fund Balance	64	64	—	—
Mutual Fund Fixed Income	276	276	—	—

Total assets at fair value	$31,955	$31,955	$—	$—

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. The unrecognized gain on the equity securities recorded in accumulated other comprehensive loss as of June 30, 2011 was $1,547,000.

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value. At June 30, 2011, the carrying amount of the Company's liabilities for corporate borrowings was approximately $2,101,227,000 and the fair value was approximately $2,149,315,000. At March 31, 2011, the carrying amount of the corporate borrowings was approximately $2,102,540,000 and the fair value was approximately $2,212,100,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows:

	Thirteen Weeks Ended
(In thousands)	June 30, 2011	July 1, 2010
Beginning balance	$73,852	$6,694
Theatre and other closure expense	2,544	196
Transfer of deferred rent	—	15
Cash payments	(3,889)	(359)

Ending balance	$72,507	$6,546

        During the thirteen weeks ended June 30, 2011, the Company recognized $2,544,000 of theatre and other closure expense primarily related to accretion on previously closed properties with remaining lease obligations.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 8—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirteen Weeks Ended
	June 30, 2011	July 1, 2010
Income tax expense (benefit) at the federal statutory rate	$275	$5,800
Effect of:
State income taxes	525	4,800
Permanent items	—	(100)
Change in ASC 740 (formally FIN 48) reserve	(900)	—
Valuation allowance	625	(3,600)
Other, net	—	50

Income tax expense	$525	$6,950

Effective income tax rate	64.1%	41.9%

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

        The state tax provision was for the states that impose their income based taxes on a gross sales method, that impose a margin tax or that have suspended the use of net operating loss carryforwards into the current tax year.

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

        The Company expects to make pension contributions of approximately $967,000 per quarter for a total of approximately $3,868,000 during fiscal 2012.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended June 30, 2011 and July 1, 2010 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	June 30, 2011	July 1, 2010	June 30, 2011	July 1, 2010
Components of net periodic benefit cost:
Service cost	$45	$46	$37	$38
Interest cost	1,160	1,151	295	319
Expected return on plan assets	(1,116)	(996)	—	—
Amortization of net loss	1	154	—	—
Amortization of prior service credit	—	—	(223)	(216)

Net periodic benefit cost	$90	$355	$109	$141

        During the first quarter of fiscal 2012, the Company recorded an additional estimated withdrawal liability of approximately $301,000 related to a multiemployer pension plan where it had ceased making contributions. As of June 30, 2011, the Company's liability related to these collectively bargained multiemployer pension plan withdrawals, net of quarterly payments, is $4,284,000.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended June 30, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$474,603	$3,487	$—	$478,090
Concessions	—	191,233	1,331	—	192,564
Other theatre	—	19,172	310	—	19,482

Total revenues	—	685,008	5,128	—	690,136

Operating Costs and Expenses
Film exhibition costs	—	257,628	1,587	—	259,215
Concession costs	—	25,994	262	—	26,256
Operating expense	—	177,329	2,401	—	179,730
Rent	—	115,944	1,313	—	117,257
General and administrative:
Merger, acquisition and transaction costs	—	612	—	—	612
Management fee	—	1,250	—	—	1,250
Other	—	14,414	36	—	14,450
Depreciation and amortization	—	51,708	110	—	51,818

Operating costs and expenses	—	644,879	5,709	—	650,588

Operating income (loss)	—	40,129	(581)	—	39,548
Other expense (income)
Equity in net loss of subsidiaries	2,946	846	—	(3,792)	—
Other income	—	(2,097)	—	—	(2,097)
Interest expense:
Corporate borrowings	39,874	50,936	—	(50,959)	39,851
Capital and financing lease obligations	—	1,498	—	—	1,498
Equity in (earnings) losses of non-consolidated entities	(92)	(669)	265	—	(496)
Investment income	(43,538)	(7,448)	—	50,959	(27)

Total other expense	(810)	43,066	265	(3,792)	38,729

Earnings (loss) from continuing operations before income taxes	810	(2,937)	(846)	3,792	819
Income tax provision	525	—	—	—	525

Earnings (loss) from continuing operations	285	(2,937)	(846)	3,792	294
Loss from discontinued operations, net of income taxes	—	(9)	—	—	(9)

Net earnings (loss)	$285	$(2,946)	$(846)	$3,792	$285

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended July 1, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$445,870	$2,727	$—	$448,597
Concessions	—	174,976	983	—	175,959
Other theatre	—	16,123	273	—	16,396

Total revenues	—	636,969	3,983	—	640,952

Costs and Expenses
Film exhibition costs	—	237,617	1,206	—	238,823
Concession costs	—	20,259	237	—	20,496
Operating expense	—	145,909	1,732	—	147,641
Rent	—	112,794	1,760	—	114,554
General and administrative:
Merger, acquisition and transaction costs	—	5,756	—	—	5,756
Management fee	—	1,250	—	—	1,250
Other	—	13,062	9	—	13,071
Depreciation and amortization	—	48,548	55	—	48,603

Operating costs and expenses	—	585,195	4,999	—	590,194

Operating income (loss)	—	51,774	(1,016)	—	50,758
Other expense (income)
Equity in net (earnings) losses of subsidiaries	(9,103)	1,123	—	7,980	—
Other income	—	(1,939)	—	—	(1,939)
Interest expense:
Corporate borrowings	33,021	42,178	—	(42,180)	33,019
Capital and financing lease obligations	—	1,383	—	—	1,383
Equity in (earnings) losses of non-consolidated entities	(143)	1,802	107	—	1,766
Investment income	(36,087)	(6,143)	—	42,180	(50)

Total other expense (income)	(12,312)	38,404	107	7,980	34,179

Earnings (loss) from continuing operations before income taxes	12,312	13,370	(1,123)	(7,980)	16,579
Income tax provision	2,700	4,250	—	—	6,950

Earnings (loss) from continuing operations	9,612	9,120	(1,123)	(7,980)	9,629
Loss from discontinued operations, net of income taxes	—	(17)	—	—	(17)

Net earnings (loss)	$9,612	$9,103	$(1,123)	$(7,980)	$9,612

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of June 30, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$274,104	$40,521	$—	$314,625
Receivables, net	910	43,331	258	—	44,499
Other current assets	—	91,237	2,186	—	93,423

Total current assets	910	408,672	42,965	—	452,547
Investment in equity of subsidiaries	(243,823)	79,145	—	164,678	—
Property, net	—	943,134	968	—	944,102
Intangible assets, net	—	146,048	—	—	146,048
Intercompany advances	2,676,391	(2,757,395)	81,004	—	—
Goodwill	—	1,923,667	—	—	1,923,667
Other long-term assets	36,571	269,166	197	—	305,934

Total assets	$2,470,049	$1,012,437	$125,134	$164,678	$3,772,298

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$201,269	$1,153	$—	$202,422
Accrued expenses and other liabilities	13,631	118,409	1,476	—	133,516
Deferred revenues and income	—	150,871	542	—	151,413
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,292	—	—	9,792

Total current liabilities	20,131	473,841	3,171	—	497,143
Corporate borrowings	2,094,727	—	—	—	2,094,727
Capital and financing lease obligations	—	61,333	—	—	61,333
Deferred revenues—for exhibitor services agreement	—	332,534	—	—	332,534
Other long-term liabilities	—	388,552	42,818	—	431,370

Total liabilities	2,114,858	1,256,260	45,989	—	3,417,107
Stockholder's equity (deficit)	355,191	(243,823)	79,145	164,678	355,191

Total liabilities and stockholder's equity	$2,470,049	$1,012,437	$125,134	$164,678	$3,772,298

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of March 31, 2011:

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
Current liabilities
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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended June 30, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$(22,656)	$97,371	$612	$—	$75,327

Cash flows from investing activities:
Capital expenditures	—	(31,931)	(87)	—	(32,018)
Proceeds from sale/leaseback transactions	—	953	—	—	953
Investments in non-consolidated entities, net	—	(19,508)	(1)	—	(19,509)
Other, net	—	(1,180)	—	—	(1,180)

Net cash used in investing activities	—	(51,666)	(88)	—	(51,754)

Cash flows from financing activities:
Deferred financing costs	(231)	—	—	—	(231)
Principal payments under capital and financing lease obligations	—	(1,050)	—	—	(1,050)
Principle payments under Term Loan	(1,625)	—	—	—	(1,625)
Change in construction payables	—	(6,913)	—	—	(6,913)
Change in intercompany advances	24,512	(24,698)	186	—	—

Net cash provided by (used in) financing activities	22,656	(32,661)	186	—	(9,819)

Effect of exchange rate changes on cash and equivalents	—	(36)	(251)	—	(287)

Net increase in cash and equivalents	—	13,008	459	—	13,467
Cash and equivalents at beginning of period	—	261,096	40,062	—	301,158

Cash and equivalents at end of period	$—	$274,104	$40,521	$—	$314,625

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended July 1, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$5,961	$29,113	$225	$—	$35,299

Cash flows from investing activities:
Capital expenditures	—	(13,945)	(43)	—	(13,988)
Acquisition of Kerasotes, net of cash acquired	—	(276,798)	—	—	(276,798)
Proceeds from disposition of Cinemex	—	876	—	—	876
Investments in non-consolidated entities, net	—	43	—	—	43
Proceeds from the disposition of long-term assets	—	55,000	—	—	55,000
Other, net	—	(28)	—	—	(28)

Net cash used in investing activities	—	(234,852)	(43)	—	(234,895)

Cash flows from financing activities:
Deferred financing costs	(95)	—	—	—	(95)
Principal payments under capital and financing lease obligations	—	(990)	—	—	(990)
Principal payments on Term Loan	(1,625)	—	—	—	(1,625)
Change in construction payables	—	(7,737)	—	—	(7,737)
Change in intercompany advances	(4,241)	4,443	(202)	—	—

Net cash used in financing activities	(5,961)	(4,284)	(202)	—	(10,447)

Effect of exchange rate changes on cash and equivalents	—	148	254	—	402

Net increase (decrease) in cash and equivalents	—	(209,875)	234	—	(209,641)
Cash and equivalents at beginning of period	—	455,242	40,101	—	495,343

Cash and equivalents at end of period	$—	$245,367	$40,335	$—	$285,702

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

June 30, 2011

(Unaudited)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

had failed to provide persons in wheelchairs seating arrangements with lines-of-sight comparable to the general public. The Department alleged various non-line-of-sight violations as well.

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Company and the Department reached a settlement regarding the extent of betterments and remedies required for line-of-sight violations which the parties believe are consistent with the Ninth Circuit's decision. The trial court approved the settlement on November 29, 2010. As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that remaining betterments are required at approximately 36 stadium-style theatres. The remaining unpaid costs of these betterments are not expected to have a material adverse impact to the Company's financial condition, results of operations or cash flows.

        Michael Bateman v. American Multi-Cinema, Inc.    (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On March 21, 2011, the District Court granted preliminary approval of the settlement, preliminarily certifying a class action for settlement purposes only. The settlement is not expected to have a material adverse impact to the Company's financial condition, results of operations or cash flows.

        On May 14, 2009, Harout Jarchafjian filed a similar lawsuit alleging that the Company willfully violated FACTA and seeking statutory damages, but without alleging any actual injury (Jarchafjian v. American Multi- Cinema, Inc. (C.D. Cal. Case No. CV09-03434)). The District Court granted preliminary approval of the settlement on May 5, 2011, preliminarily certifying a class action for settlement purposes only. The settlement is not expected to have a material adverse impact to the Company's financial condition, results of operations or cash flows.

        In addition to the cases noted above, the Company is also currently a party to various ordinary course claims from vendors (including concession suppliers and film distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can reasonably be estimated, the Company records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range and no point is more probable than another. As additional information becomes available, any potential liability related to these actions is assessed and the estimates are revised, if necessary. Except as described above, management believes that the

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12—NEW ACCOUNTING PRONOUNCEMENTS

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, ("ASU 2011-05"). This ASU provides companies with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two-separate but consecutive statements. Companies will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This ASU will eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholder's equity. ASU 2011-05 will be effective for fiscal years and interim periods with those years, beginning after December 15, 2011 and is effective for the Company as of the beginning of fiscal 2013. This ASU should be applied retrospectively. The Company will include the disclosures required in its consolidated financial statements as of the first quarter of fiscal 2013.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, ("ASU 2011-04"). This Update will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011 and is effective for the Company as of the beginning of fiscal 2013. This ASU should be applied prospectively and early adoption is not permitted. The Company will include the disclosures required in its notes to its consolidated financial statements, effective in the first quarter of fiscal year 2013.

NOTE 13—RELATED PARTY TRANSACTIONS

Amended and Restated Fee Agreement

        In connection with the merger with LCE Holdings Inc., Parent, AMCE and the Sponsors entered into an Amended and Restated Fee Agreement, which provides for an annual management fee of $5,000,000, payable quarterly and in advance to each Sponsor, on a pro rata basis, until the earliest of (i) the twelfth anniversary from December 23, 2004; (ii) such time as the sponsors own less than 20%

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

NOTE 13—RELATED PARTY TRANSACTIONS (Continued)

in the aggregate of Parent; and (iii) such earlier time as Parent, AMCE and the Requisite Stockholder Majority agree. In addition, the fee agreement provided for reimbursements by AMCE to the Sponsors for their out-of-pocket expenses and to Parent of up to $3,500,000 for fees payable by Parent in any single fiscal year in order to maintain its corporate existence, corporate overhead expenses and salaries or other compensation of certain employees. The Amended and Restated Fee Agreement terminated on June 11, 2007, the date of the holdco merger, and was superseded by a substantially identical agreement entered into by AMC Entertainment Holdings, Inc., AMCE, the Sponsors and Parents' other stockholders.

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of June 30, 2011, the Company estimates that this amount would be $24,727,000. The Company expects to record any lump sum payment to the Sponsors as a dividend.

        The fee agreement also provides that the Company will indemnify the Sponsors against all losses, claims, damages and liabilities arising in connection with the management services provided by the Sponsors under the fee agreement.

NOTE 14—SUBSEQUENT EVENT

        On July 29, 2011, the Company consummated its offer to exchange all $600,000,000 aggregate principal amount of its outstanding 9.75% Senior Subordinated Notes due 2020, which were sold on December 15, 2010, for an equal aggregate principal amount of its newly issued 9.75% Senior Subordinated Notes due 2020. All of the outstanding original senior subordinated notes were exchanged in the exchange offer. The Company received no cash proceeds from the issuance of the exchange notes in the exchange offer.

        The new senior subordinated notes have terms substantially identical to the terms of the original senior subordinated notes, except that the transfer restrictions, registration rights and related additional interest terms applicable to the original notes do not apply to the new notes. The original notes surrendered in exchange for the new notes were retired and cancelled and may not be reissued. Accordingly, the issuance of the new notes did not result in any increase in the Company's outstanding indebtedness or in the obligations of the guarantors of the notes.

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
  the popularity of major film releases;

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements. For further information about these and other risks and uncertainties, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and in this Quarterly Report on Form 10-Q.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the thirteen weeks ended June 30, 2011, we opened one theatre with 12 screens in the U.S., permanently closed three theatres with 28 screens in the U.S., and temporarily closed one theatre with 14 screens in the U.S. to remodel into a dine-in theatre. As of June 30, 2011, we owned, operated or had interests in 357 theatres and 5,098 screens, with 99%, or 5,043, of our screens in the U.S. and Canada and 1%, or 55, of our screens in China (Hong Kong), France and the United Kingdom.

        Our Theatrical Exhibition revenues and income are generated primarily from box office admissions and theatre concession sales. The balance of our revenues are generated from ancillary sources, including on-screen advertising, fees earned from the AMC Stubs™ guest frequency membership program, rental of theatre auditoriums, non-presentment income from packaged tickets sales, on-line ticketing fees and arcade games located in theatre lobbies.

        Box office admissions are our largest source of revenue. We predominantly license "first-run" films from distributors owned by major film production companies and from independent distributors. We license films on a film-by-film and theatre-by-theatre basis. Film exhibition costs are accrued based on the applicable admissions revenues and estimates of the final settlement pursuant to our film licenses. Licenses that we enter into typically state that rental fees are based on either aggregate terms established prior to the opening of the picture or on a mutually agreed settlement upon the conclusion of the picture run. Under an aggregate terms formula, we pay the distributor a specified percentage of box office gross or pay based on a scale of percentages tied to different amounts of box office gross. The settlement process allows for negotiation based upon how a film actually performs.

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX and 3D. When combined with our major markets' customer base, the operating flexibility of digital technology enhances our capacity utilization and dynamic pricing capabilities. This enables us to achieve higher ticket prices for premium formats, and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings through the installation of additional IMAX, ETX and RealD systems and the presentation of attractive alternative content.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D enabled screens, including ETX 3D enabled screens, by 1,530 to 2,165 screens and our IMAX screens by 30 to 115 screens since July 1, 2010; and as of June 30, 2011, approximately 44.7% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.3% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and nearly twice the screen count of the second largest U.S. IMAX exhibitor, and each of our IMAX local installations is protected by geographic exclusivity.

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region. Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency including a guest friendly grab and go experience. We design our theatres to have more concessions capacity to make it easier to serve larger numbers of customers. Strategic placement of large concessions stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concession stands. To address recent consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order meals, customized coffee, healthy snacks, alcohol and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We have successfully implemented dine-in theatre concepts at 8 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. We plan to continue to invest in one or more enhanced food and beverage offerings across 125 to 150 theatres over the next three years.

        Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films are usually released during the summer and the calendar year-end holiday seasons. Therefore, our business is highly seasonal, with higher attendance and revenues generally occurring during the summer months and holiday seasons. Our results of operations may vary significantly from quarter to quarter.

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes Showplace Theatres, LLC ("Kerasotes"). The acquisition of Kerasotes significantly increased our size. Accordingly, results of operations for the thirteen weeks ended June 30, 2011 are not comparable to our results for the thirteen weeks ended July 1, 2010, which include approximately five weeks of operations of the theatres we acquired.

        The Company has launched AMC Stubs, a guest frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. The program's $12 annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        The following table reflects AMC Stubs activity during the thirteen weeks ended June 30, 2011:

			AMC Stubs Revenue for Thirteen Weeks Ended June 30, 2011
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 31, 2011	$858	$579	$—	$—	$—
Membership fees received	7,529	—	—	—	—
Rewards accumulated:
Admissions	—	3,776	—	(3,776)	—
Concession purchases	—	6,050	—	—	(6,050)
Rewards redeemed and expired:
Admissions	—	(858)	—	858	—
Concessions	—	(1,375)	—	—	1,375
Amortization of deferred revenue	(1,144)	—	1,144	—	—

Balance, June 30, 2011	$7,243	$8,172	$1,144	$(2,918)	$(4,675)

        During fiscal 2011, films licensed from our six largest distributors based on revenues accounted for approximately 81% of our U.S. and Canada admissions revenues. Our revenues attributable to individual distributors may vary significantly from year to year depending upon the commercial success of each distributor's films in any given year.

        During the period from 1990 to 2010, the annual number of first-run films released by distributors in the United States ranged from a low of 370 in 1995 to a high of 634 in 2008, according to Motion Picture Association of America 2010 MPAA Theatrical Market Statistics. The number of digital 3D films released annually increased to a high of 25 in 2010 from lows of 0 in 2002 and prior years during this same time period.

        On December 15, 2010, we completed the offering of $600,000,000 aggregate principal amount of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020"). Concurrently with the initial Notes due 2020 offering, we launched a cash tender offer and consent solicitation and redeemed the then outstanding $325,000,000 aggregate principal amount of our 11% Senior Subordinated Notes due 2016 ("Notes due 2016") during fiscal 2011. Also, on December 15, 2010, we entered into a third amendment to our Senior Secured Credit Agreement dated as of January 26, 2006 to, among other things: (i) extend the maturity of the term loans held by accepting lenders of $476,597,000 aggregate principal amount of term loans from January 26, 2013 to December 15, 2016 and to increase the interest rate with respect to such term loans, (ii) replace our existing revolving credit facility with a new five-year revolving credit facility (with higher interest rates and a longer maturity than the existing revolving credit facility), and (iii) amend certain of our existing covenants therein. Primarily as a result of these transactions, our interest expense increased $6,947,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended
(In thousands)	June 30, 2011	July 1, 2010	% Change
Revenues
Theatrical exhibition
Admissions	$478,090	$448,597	6.6%
Concessions	192,564	175,959	9.4%
Other theatre	19,482	16,396	18.8%

Total revenues	$690,136	$640,952	7.7%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$259,215	$238,823	8.5%
Concession costs	26,256	20,496	28.1%
Operating expense	179,730	147,641	21.7%
Rent	117,257	114,554	2.4%
General and administrative expense:
Merger, acquisition and transaction costs	612	5,756	-89.4%
Management Fee	1,250	1,250	—%
Other	14,450	13,071	10.6%
Depreciation and amortization	51,818	48,603	6.6%

Operating costs and expenses	$650,588	$590,194	10.2%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended
	June 30, 2011	July 1, 2010
Operating Data—Continuing Operations:
New theatre screens	12	—
Screens acquired	—	960
Screen dispositions	42	131
Average screens—continuing operations(1)	5,008	4,834
Number of screens operated	5,098	5,342
Number of theatres operated	357	382
Screens per theatre	14.3	14.0
Attendance (in thousands)—continuing operations(1)	53,887	51,619

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

	Thirteen Weeks Ended
(In thousands)	June 30, 2011	July 1, 2010
Earnings from continuing operations	$294	$9,629
Plus:
Income tax provision	525	6,950
Interest expense	41,349	34,402
Depreciation and amortization	51,818	48,603
Certain operating expenses (income)(1)	4,924	(9,475)
Equity in (earnings) losses of non-consolidated entities	(496)	1,766
Investment income	(27)	(50)
Other expense(2)	340	—
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	612	5,756
Management fee	1,250	1,250
Stock-based compensation expense	491	136

Adjusted EBITDA(3)	$101,080	$98,967

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Other expense for fiscal 2012 is comprised of expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $42,000 and expenses related to the modification of the Senior Secured Credit Facility of $298,000.

(3)
The acquisition of Kerasotes contributed approximately $11,500,000 during the thirteen weeks ended June 30, 2011 in Adjusted EBITDA compared to $10,000,000 during the period of May 24, 2010 to July 1, 2010.

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

  •
  excludes income tax payments that represent a reduction in cash available to us;

  •
  does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and

  •
  does not reflect management fees that may be paid to our sponsors.

Thirteen Weeks Ended June 30, 2011 and July 1, 2010

        Revenues.    Total revenues increased 7.7%, or $49,184,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010. The increase in total revenues included $36,300,000 resulting from the acquisition of Kerasotes. Admissions revenues increased 6.6%, or $29,493,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010, primarily due to a 4.4% increase in attendance and a 2.1% increase in average ticket prices. The increase in total admissions revenues included the additional attendance and admissions revenues resulting from the acquisition of Kerasotes of approximately $23,500,000. Total admissions revenues were reduced by a net amount of $2,918,000 during the first quarter of fiscal 2012 related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D films. Admissions revenues at comparable theatres (theatres opened on or before the first quarter of fiscal 2011 and before giving effect to the net deferral of admissions revenues due to the new AMC Stubs guest frequency program) increased 3.4%, or $14,211,000, during the thirteen weeks ended June 30, 2011 from the comparable period last year, due to increases in average ticket prices. Concessions revenues increased 9.4%, or $16,605,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010, due to a 4.7% increase in average concessions per patron and the increase in attendance. The increase in concession revenues included approximately $12,200,000 resulting from the acquisition of Kerasotes. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items. Total concessions revenues were reduced by a net amount of $4,675,000 during the first quarter of fiscal 2012 related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased 18.8%, or $3,086,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010, primarily due to increases in membership fees earned through the AMC Stubs guest frequency program, non-presentment income from package ticket sales, and advertising revenues. The increases in other theatre revenues included approximately $600,000 resulting from the acquisition of Kerasotes.

        Operating Costs and Expenses.    Operating costs and expenses increased 10.2%, or $60,394,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010. The increase in operating costs and expenses included approximately $35,000,000 resulting from the acquisition of Kerasotes. Film exhibition costs increased 8.5%, or $20,392,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010 due to the increase in admissions revenues and an increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.2% in the current period and 53.2% in the prior period. In addition, film exhibition costs as a percentage of admissions revenues increased due to the net deferral of admissions revenues of $2,918,000 during the first quarter of fiscal 2012 related to the new AMC Stubs guest frequency program. Concession costs increased 28.1%, or $5,760,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010 due to an increase in concession costs as a percentage of concession revenues and the increase in concession revenues. As a percentage of concessions revenues, concession costs were 13.6% in the current period compared with 11.6% in the prior period, primarily due to the concession price and size increases, a shift in product mix to items that generate higher sales but lower percentage margins, and concession offers targeting attendance growth. In addition, concession costs as a percentage of concessions revenues increased due to the net deferral of concession revenues of $4,675,000 during the first quarter of fiscal 2012 related to the new AMC Stubs guest frequency program. As a percentage of revenues, operating expense was 26.0% in the current period as compared to 23.0% in the prior period. A gain was recorded on disposition of assets during the thirteen weeks ended July 1, 2010 which reduced operating expenses by approximately $10,056,000, primarily due to the sale of a divested legacy AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense increased 2.4%, or $2,703,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010, primarily due to increased rent as a result of the acquisition of Kerasotes on May 24, 2010, partially offset by decreases in rent due to the closure of screens.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs decreased $5,144,000 during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010. Prior year costs primarily consisted of costs related to the acquisition of Kerasotes.

        Management Fees.    Management fees were unchanged during the thirteen weeks ended June 30, 2011. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense increased 10.6%, or $1,379,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010 due primarily to increases in salaries and payroll tax expense, expected annual incentive compensation expense, and company meetings.

        Depreciation and Amortization.    Depreciation and amortization increased 6.6%, or $3,215,000, compared to the prior period. Increases in depreciation and amortization expense during the thirteen weeks ended June 30, 2011 are the result of increased net book value of theatre assets primarily due to the acquisition of Kerasotes, which contributed an increase of $5,700,000 of depreciation expense, partially offset by decreases resulting from the declining net book value of AMC theatre assets.

        Other Income.    Other income includes $2,437,000 and $1,939,000 of income related to the derecognition of gift card liabilities, as to which we believe future redemption to be remote, during the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively. During fiscal 2012, other income is partially offset by expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $42,000 and expenses related to the modification of the Senior Secured Credit Facility of $298,000.

        Interest Expense.    Interest expense increased 20.2%, or $6,947,000, during the thirteen weeks ended June 30, 2011 compared to the thirteen weeks ended July 1, 2010, primarily due to increases in indebtedness and related interest expense due to the $600,000,000 issuance of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") on December 15, 2010 and the increases in interest expense related to the modification of our Senior Secured Credit Facility on December 15,

2010, partially offset by the extinguishment of $325,000,000 of our 11% Senior Subordinated Notes due 2016 redeemed with payments made on December 15, 2010 and February 1, 2011.

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were $496,000 in the current period compared to equity in losses of $1,766,000 in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $3,239,000 and $3,458,000 for the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively. Equity in losses related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $1,498,000 and $5,169,000 for the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively.

        Investment Income.    Investment income was $27,000 for the thirteen weeks ended June 30, 2011 compared to $50,000 for the thirteen weeks ended July 1, 2010.

        Income Tax Provision.    The income tax provision from continuing operations was $525,000 for the thirteen weeks ended June 30, 2011 and $6,950,000 for the thirteen weeks ended July 1, 2010. See Note 8—Income Taxes for further information.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Earnings.    Net earnings were $285,000 and $9,612,000 for the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively. Net earnings during the thirteen weeks ended June 30, 2011 were negatively impacted by the increased interest expense of $6,947,000 and the reduced admissions and concessions revenues of $7,593,000 during the thirteen weeks ended June 30, 2011 related to the new AMC Stubs guest frequency program. Net earnings during the thirteen weeks ended July 1, 2010 were positively impacted by a gain on disposition of a theatre for approximately $10,056,000 and negatively impacted by merger and acquisition costs of approximately $5,756,000 primarily related to the acquisition of Kerasotes.

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

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 8.75% Senior Notes due 2019 (the "Notes due 2019"), and 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020").

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $75,327,000 and $35,299,000 during the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively. The increase in cash flows provided by operating activities for the thirteen weeks ended June 30, 2011 was primarily due to a decrease in payments on film rent payables, annual incentive compensation, current liabilities acquired from Kerasotes, and increases in deferred revenues related to AMC Stubs, partially offset by increased payments for accrued interest. We had working capital deficit as of June 30, 2011 and March 31, 2011 of $44,596,000 and $39,596,000, respectively. Working capital includes $151,413,000 and $141,237,000 of deferred revenues and income as of June 30, 2011 and March 31, 2011, respectively. The increase in deferred revenues as of June 30, 2011 is primarily due to increases in AMC Stubs deferred revenues of approximately $14,000,000. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $180,692,000 on our Credit Facility to meet these obligations as of June 30, 2011.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $51,754,000 and $234,895,000, during the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively. Cash outflows from investing activities include capital expenditures of $32,018,000 and $13,988,000 during the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic initiatives and remodels. We expect that our gross cash outflows for capital expenditures will be approximately $140,000,000 to $150,000,000 for fiscal 2012.

        We made partnership investments in non-consolidated entities accounted for under the equity method of approximately $19,509,000, during the thirteen weeks ended June 30, 2011.

        During the thirteen weeks ended July 1, 2010, we paid $276,798,000 for the purchase of Kerasotes theatres at closing, net of cash acquired. The purchase included working capital and other purchase price adjustments as described in the Unit Purchase Agreement.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $9,819,000 and $10,447,000 during the thirteen weeks ended June 30, 2011 and July 1, 2010, respectively. Financing activities consists of construction payables, deferred financing costs, and principal payments under the Term Loan and capital and financial lease obligations.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for certain information about our Senior Secured Credit Facility, our Notes due 2014, our Notes due 2019, our Notes due 2020, and for certain information about our Parent's Term Loan Facility.

        The indentures relating to our notes (Notes due 2014, Notes due 2019, and Notes due 2020) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction, including borrowings under the revolving portion of our Senior Secured Credit Facility. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures we could borrow approximately

$253,500,000 (assuming an interest rate of 9.75% per annum on the additional indebtedness) in addition to specified permitted indebtedness. If we cannot satisfy the applicable coverage ratios, generally we can incur no more than $100,000,000 of new "permitted indebtedness" under the terms of the indentures relating to our notes and the Parent Term Loan Facility.

        As of June 30, 2011, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2014, the Notes due 2019, and the Notes due 2020.

Investment in NCM LLC

        We hold an investment in 15.63% of NCM LLC accounted for following the equity method as of June 30, 2011. The fair market value of these shares is approximately $292,945,000 as of June 30, 2011. Because we have little tax basis in these units, the sale of all these units at June 30, 2011 would require us to report taxable income of approximately $441,815,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

Commitments and Contingencies

        The Company has commitments and contingencies for capital and financing leases, corporate borrowings, operating leases, capital related betterments and pension funding that were summarized in a table in the Company's Form 10-K for the year ended March 31, 2011. Since March 31, 2011 there have been no material changes to the commitments and contingencies of the Company outside the ordinary course of business.

New Accounting Pronouncements

        See Note 12—New Accounting Pronouncements to these condensed consolidated financial statements for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various market risks including interest rate risk and foreign currency exchange rate risk.

        Market risk on variable-rate financial instruments.    We maintain a Senior Secured Credit Facility, comprised of a $192,500,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of June 30, 2011 and had $614,250,000 outstanding under the term loan facility on June 30, 2011. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $1,557,000 during the thirteen weeks ended June 30, 2011.

        Market risk on fixed-rate financial instruments.    Included in current maturities and long-term corporate borrowings are principal amounts of $300,000,000 of our Notes due 2014, $600,000,000 of our Notes due 2019, and $600,000,000 of our Notes due 2020. Increases in market interest rates would generally cause a decrease in the fair value of the Notes due 2014, Notes due 2019, and Notes due 2020 and a decrease in market interest rates would generally cause an increase in fair value of the Notes due 2014, Notes due 2019, and Notes due 2020.

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. A 10% increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $226,000 for the thirteen weeks ended June 30, 2011 and decrease accumulated other comprehensive loss by approximately $10,219,000 as of June 30, 2011. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would decrease earnings before income taxes by approximately $138,000 for the thirteen weeks ended June 30, 2011 and increase accumulated other comprehensive loss by approximately $12,490,000 as of June 30, 2011.

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

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Part I. Item 3. Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for information on certain litigation to which we are a party.

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 6.    Exhibits.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.3	Unit Purchase Agreement among Kerasotes ShowPlace Theatres Holdings, LLC, Kerasotes ShowPlace Theatres, LLC, ShowPlace Theatres Holding Company, LLC, AMC ShowPlace Theatres, Inc. and American Multi-Cinema, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K (File No. 1-8747) filed on July 14, 2010).
3.1
Restated and Amended Certificate of Incorporation of AMC Entertainment Inc. (as amended on December 2, 1997, September 18, 2001 and December 23, 2004) (incorporated by reference from Exhibit 3.1 to the AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2004).
3.2	Amended and Restated By-laws of AMC Entertainment Inc. (incorporated by reference from Exhibit 3.2 to AMCE's Current Report on Form 8-K (File No. 1-8747) filed on December 27, 2004).
Certificates of Incorporation or corresponding instruments, with amendments, of the following additional registrants:
3.3.1	Loews Citywalk Theatre Corporation (incorporated by reference from Exhibit 3.3.1 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.2	LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.3.9 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.3	AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.3.93 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.4	AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.3.94 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.5	American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.3.6	Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.3.97 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.3.7	AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.3.8 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
3.3.8	AMC ITD, Inc. (incorporated by reference from Exhibit 3.3.10 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
3.4	By-laws of the following Additional Registrants: (incorporated by reference from Exhibit 3.4 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006):
Loews Citywalk Theatre Corporation
3.5	By-laws of LCE Mexican Holdings, Inc. (incorporated by reference from Exhibit 3.5 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).

EXHIBIT NUMBER	DESCRIPTION
3.6	By-laws of AMC Card Processing Services, Inc. (incorporated by reference from Exhibit 3.20 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.7	By-laws of AMC Entertainment International, Inc. (incorporated by reference from Exhibit 3.21 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.8	By-laws of American Multi-Cinema, Inc. (incorporated by reference from Exhibit 3.9 to AMCE's Form 10-Q (File No. 1-8747) filed on February 8, 2008).
3.9	By-laws of Club Cinema of Mazza, Inc. (incorporated by reference from Exhibit 3.24 to AMCE's Registration Statement on Form S-4 (File No. 333-133574) filed on April 27, 2006).
3.10	By-laws of AMC ShowPlace Theatres, Inc. (incorporated by reference from Exhibit 3.10 to AMCE's Form 10-Q (File No. 1-8747) filed on August 10, 2010).
3.11	By-laws of AMC ITD, Inc. (incorporated by reference from Exhibit 3.11 to AMCE's Registration Statement on Form S-4 (File No. 333-171819) filed on January 21, 2011).
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
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.

EXHIBIT NUMBER	DESCRIPTION
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Acts of 2002.
*32.1	Section 906 Certifications of Gerardo I. Lopez (Chief Executive Officer) and Craig R. Ramsey (Chief Financial Officer) furnished in accordance with Securities Act Release 33-8212.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith

**
Submitted electronically with this Report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMC ENTERTAINMENT INC.
Date: August 12, 2011	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: August 12, 2011	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer