Form 10-Q
period 2011-09-29
AMC ENTERTAINMENT INC
filed 2011-11-14
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of September 29, 2011
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 29, 2011	September 30, 2010	September 29, 2011	September 30, 2010
	(unaudited)		(unaudited)
Revenues
Admissions	$475,504	$458,572	$953,594	$907,169
Concessions	188,236	179,712	380,800	355,671
Other theatre	19,683	15,341	39,165	31,737

Total revenues	683,423	653,625	1,373,559	1,294,577

Operating Costs and Expenses
Film exhibition costs	256,242	242,181	515,457	481,004
Concession costs	25,606	23,805	51,862	44,301
Operating expense	188,788	173,835	368,518	321,476
Rent	118,299	121,481	235,556	236,035
General and administrative:
Merger, acquisition and transaction costs	724	5,219	1,336	10,975
Management fee	1,250	1,250	2,500	2,500
Other	13,801	17,987	28,251	31,058
Depreciation and amortization	51,353	52,355	103,171	100,958

Operating costs and expenses	656,063	638,113	1,306,651	1,228,307

Operating income	27,360	15,512	66,908	66,270
Other expense (income)
Other income	(9,432)	(7,746)	(11,529)	(9,685)
Interest expense:
Corporate borrowings	40,171	32,731	80,022	65,750
Capital and financing lease obligations	1,493	1,625	2,991	3,008
Equity in (earnings) losses of non-consolidated entities	4,801	(5,332)	4,305	(3,566)
Gain on NCM transactions	—	(64,648)	—	(64,648)
Investment income	(13)	(54)	(40)	(104)

Total other expense (income)	37,020	(43,424)	75,749	(9,245)

Earnings (loss) from continuing operations before income taxes	(9,660)	58,936	(8,841)	75,515
Income tax provision (benefit)	545	(1,150)	1,070	5,800

Earnings (loss) from continuing operations	(10,205)	60,086	(9,911)	69,715
Loss from discontinued operations, net of income taxes	(18)	(8)	(27)	(25)

Net earnings (loss)	$(10,223)	$60,078	$(9,938)	$69,690

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 29, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$324,789	$301,158
Receivables, net	30,836	26,692
Other current assets	90,687	88,149

Total current assets	446,312	415,999
Property, net	922,134	958,722
Intangible assets, net	142,602	149,493
Goodwill	1,923,667	1,923,667
Other long-term assets	277,804	292,364

Total assets	$3,712,519	$3,740,245

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$158,561	$165,416
Accrued expenses and other liabilities	154,014	138,987
Deferred revenues and income	147,840	141,237
Current maturities of corporate borrowings and capital and financing lease obligations	9,453	9,955

Total current liabilities	469,868	455,595
Corporate borrowings	2,095,047	2,096,040
Capital and financing lease obligations	60,820	62,220
Deferred revenues—for exhibitor services agreement	331,277	333,792
Other long-term liabilities	421,053	432,439

Total liabilities	3,378,065	3,380,086

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	553,273	551,955
Accumulated other comprehensive loss	(21,076)	(3,991)
Accumulated deficit	(197,743)	(187,805)

Total stockholder's equity	334,454	360,159

Total liabilities and stockholder's equity	$3,712,519	$3,740,245

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twenty-six Weeks Ended
	September 29, 2011	September 30, 2010
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(9,938)	$69,690
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	103,171	100,958
Theatre and other closure expense	4,066	675
Gain on NCM transactions	—	(64,648)
Equity in earnings and losses from non-consolidated entities, net of distributions	14,553	6,609
Gain on dispositions	—	(9,983)
Change in assets and liabilities, net of acquisitions:
Receivables	(4,461)	2,577
Other assets	(2,538)	53
Accounts payable	(6,695)	(51,113)
Accrued expenses and other liabilities	13,270	(34,139)
Other, net	(3,687)	4,311

Net cash provided by operating activities	107,741	24,990

Cash flows from investing activities:
Capital expenditures	(56,508)	(46,711)
Acquisition of Kerasotes, net of cash acquired	—	(280,606)
Proceeds from sale/leaseback of digital projection equipment	953	1,655
Proceeds from NCM, Inc. stock sale	—	102,224
Proceeds from disposition of Cinemex	—	860
Investments in non-consolidated entities, net	(21,699)	(203)
Proceeds from the disposition of long-term assets	801	55,991
Other, net	(237)	(2,361)

Net cash used in investing activities	(76,690)	(169,151)

Cash flows from financing activities:
Deferred financing costs	(585)	(95)
Principal payments under capital and financing lease obligations	(1,869)	(2,072)
Principal payments under Term Loan	(1,625)	(3,250)
Change in construction payables	(4,194)	(3,524)
Dividends paid to Marquee Holdings Inc.	—	(15,184)

Net cash used in financing activities	(8,273)	(24,125)
Effect of exchange rate changes on cash and equivalents	853	(205)

Net increase (decrease) in cash and equivalents	23,631	(168,491)
Cash and equivalents at beginning of period	301,158	495,343

Cash and equivalents at end of period	$324,789	$326,852

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2011

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

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Annual report on Form 10-K for the year ended March 31, 2011. The March 31, 2011 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the twenty-six weeks ended September 29, 2011 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2012. The Company manages its business under one operating segment called Theatrical Exhibition.

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

        Guest Frequency Program:    On April 1, 2011, the Company fully launched AMC Stubs™, a guest frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred at retail value as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, rewards are recognized as revenues at retail value along with associated actual cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. The program's $12 annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Other Income:    The following table sets forth the components of other income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	September 29, 2011	September 30, 2010	September 29, 2011	September 30, 2010
Gift card redemptions considered to be remote	$(9,456)	$(7,614)	$(11,893)	$(9,553)
Other (income) expense	24	(132)	364	(132)

Total other income	$(9,432)	$(7,746)	$(11,529)	$(9,685)

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

        The following unaudited pro forma information summarizes the results of operations as if the Kerasotes acquisition and the required divestitures had occurred as of the beginning of fiscal 2011:

(In thousands)	Pro forma Thirteen Weeks Ended September 30, 2010	Pro forma Twenty-six Weeks Ended September 30, 2010
	(unaudited)	(unaudited)
Total revenues	$651,783	$1,323,164
Net earnings	60,138	64,131

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 3—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	September 29, 2011	September 30, 2010	September 29, 2011	September 30, 2010
Net earnings (loss)	$(10,223)	$60,078	$(9,938)	$69,690
Foreign currency translation adjustment	5,644	(3,240)	5,011	(1,348)
Pension and other benefit adjustments	(220)	(220)	(442)	(282)
Change in fair value of marketable securities	(16,752)	1,237	(21,641)	917
Net gain on marketable securities reclassified to investment income	(13)	—	(13)	—

Total comprehensive earnings (loss)	$(21,564)	$57,855	$(27,023)	$68,977

NOTE 4—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of September 29, 2011, which is owned by Parent.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan. The Company has recorded stock-based compensation expense of $827,000 and $728,000 within general and administrative: other during the thirteen weeks ended September 29, 2011, and September 30, 2010, respectively and $1,318,000 and $864,000 during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. Compensation expense for stock options and restricted stock are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $1,318,000 during fiscal 2012. As of September 29, 2011, there was approximately $6,070,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements expected to be recognized over a weighted average 2.5 years.

2010 Equity Incentive Plan

        The 2010 Equity Incentive Plan ("Plan") provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock-based awards or performance-based compensation awards and permits a maximum of 39,312 shares of common stock of Parent to be issued under the Plan. As of September 29, 2011, approximately 27,234 shares were available for grant under the Plan, including 2,914 shares awarded that have not been granted. The Company accounts for stock options using the fair value method of accounting and has elected to use the simplified method for estimating the expected term of "plain vanilla" share option grants, as it does not have enough historical experience to provide a reasonable estimate. The common stock value of $755 per share was based upon a contemporaneous valuation reflecting market conditions on June 22,

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 4—STOCKHOLDER'S EQUITY (Continued)

2011, which was prepared by an independent third party valuation specialist, and was used to estimate grant value of 1,346 shares of restricted stock (performance vesting) granted on June 22, 2011. The third party valuation was reviewed by management and provided to our Board of Directors and the Compensation Committee of our Board of Directors. In determining the fair market value of our common stock, the Board of Directors and the Compensation Committee of our Board of Directors considered the valuation report and other qualitative and quantitative factors that they considered relevant.

        The award agreements, which consisted of grants of non-qualified stock options, restricted stock (time vesting), and restricted stock (performance vesting) to certain of its employees under the 2010 Equity Incentive Plan, generally have the following features, subject to discretionary approval by Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement: Twenty-five percent of the options will vest on each of the first four anniversaries of the date of grant; provided, however, that the options will become fully vested and exercisable if within one year following a Change of Control (as defined in the Plan), the participant's service is terminated by the Company without cause. The stock options have a ten year term from the date of grant. During the twenty-six weeks ended September 29, 2011, there was a stock option grant for 7 shares.

  •
  Restricted Stock Award Agreement (Time Vesting): The restricted shares will become vested on the fourth anniversary of the date of grant; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. During the twenty-six weeks ended September 29, 2011, there was a restricted stock (time vesting) grant of 7 shares.

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

        The number of shares of stock options outstanding and exercisable at September 29, 2011 was 35,681.418 and 19,369.198, respectively, with a weighted average exercise price per share of $449.91 and $446.71, respectively. At March 31, 2011, the number of shares of stock options outstanding was 35,684.168 with a weighted average exercise price per share of $449.93. The number of unvested shares of restricted stock at September 29, 2011 and March 31, 2011 was 6,709 and 5,372, respectively, with a weighted average grant date fair value of $752.60 and $752.00, respectively.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 5—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of September 29, 2011, include a 15.63% interest in National CineMedia, LLC ("NCM"), a 50% interest in two U.S. theatres and one IMAX screen, a 26.22% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC ("MEP"), a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). Indebtedness held by equity method investees is non-recourse to the Company.

RealD Inc. Common Stock

        The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). As of September 29, 2011, the amount of unrealized loss for marketable securities, recorded in accumulated other comprehensive loss, was approximately $15,400,000 due to the decline in fair value of the investment in RealD Inc. common stock. The Company reviewed the unrealized loss for a possible other-than-temporary impairment and determined that the loss as of September 29, 2011 was not other-than-temporary. Consideration was given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and the Company's intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. The investment in RealD Inc. common stock has been in an unrealized loss position for less than three months at September 29, 2011. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. The Company will continue to monitor the fair value of its investments at each reporting period for a possible other-than-temporary impairment.

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

        Operating Results:

	Thirteen Weeks Ended September 29, 2011
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$135,973	$32,212	$4,998	$13,606	$186,789
Operating costs and expenses	79,267	37,567	27,127	12,910	156,871

Net earnings (loss)	$56,706	$(5,355)	$(22,129)	$696	$29,918

The Company's recorded equity in earnings (loss)	$7,275	$(1,438)	$(11,065)	$427	$(4,801)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

	Twenty-six Weeks Ended September 29, 2011
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$249,936	$61,362	$4,998	$18,178	$334,474
Operating costs and expenses	155,668	71,409	29,391	17,734	274,202

Net earnings (loss)	$94,268	$(10,047)	$(24,393)	$444	$60,272

The Company's recorded equity in earnings (loss)	$10,514	$(2,936)	$(12,197)	$314	$(4,305)

	Thirteen Weeks Ended September 30, 2010
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$125,717	$10,268	$—	$13,446	$149,431
Operating costs and expenses	73,187	22,068	—	13,636	108,891

Net earnings (loss)	$52,530	$(11,800)	$—	$(190)	$40,540

The Company's recorded equity in earnings (loss)	$8,976	$(3,412)	$—	$(232)	$5,332

	Twenty-six Weeks Ended September 30, 2010
(In thousands)	NCM	DCIP	ORF	Other	Total
Revenues	$224,715	$15,554	$—	$23,086	$263,355
Operating costs and expenses	144,639	45,508	—	23,773	213,920

Net earnings (loss)	$80,076	$(29,954)	$—	$(687)	$49,435

The Company's recorded equity in earnings (loss)	$12,434	$(8,581)	$—	$(287)	$3,566

DCIP Transactions

        The Company recorded equity in losses from DCIP of $1,438,000 and $3,412,000 during the thirteen weeks ended September 29, 2011 and September 30, 2010, respectively and $2,936,000 and $8,581,000 during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. As of September 29, 2011 and March 31, 2011, the Company had recorded $3,178,000 and $3,376,000 respectively, of amounts due from DCIP related to equipment purchases made on behalf of DCIP for the installation of digital projection systems. After the projectors are installed and the Company is reimbursed for its installation costs, the Company will make capital contributions to DCIP for projector and installation costs in excess of the cap ($68,000 per system for digital conversions). The Company pays equipment rent monthly and records the equipment rental expense on a straight-line basis, including scheduled escalations of rent to commence after six and one-half years from the inception of the agreement. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account. As of September 29, 2011 and March 31, 2011, the Company had recorded $3,113,000 and $1,471,000 of deferred rent liability, respectively. The Company recorded digital equipment rental expense of $1,715,000 and $582,000 during the thirteen weeks ended September 29, 2011 and September 30, 2010, respectively and $3,240,000 and $942,000 during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

Open Road Films Transactions

        As of September 29, 2011, the Company had recorded $1,065,000 of amounts due to ORF related to film exhibition costs for Killer Elite, the first title distributed by ORF. The Company recorded equity in losses from ORF of $11,065,000 and $12,197,000 during the thirteen and twenty-six weeks ended September 29, 2011, respectively. The increase in equity in losses for the thirteen weeks ended September 29, 2011 is primarily due to advertising expenses related to current and upcoming film releases.

NCM Transactions

        The Company recorded equity in earnings from NCM of $7,275,000 and $8,976,000 during the thirteen weeks ended September 29, 2011 and September 30, 2010, respectively and $10,514,000 and $12,434,000 during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. As of September 29, 2011, the Company owns 17,323,782 units, or a 15.63% interest, in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The estimated fair market value of the units in NCM was approximately $255,872,000, based on the price per share of NCM, Inc. on September 29, 2011 of $14.77 per share.

        As of September 29, 2011 and March 31, 2011, the Company had recorded $1,253,000 and $1,708,000 respectively, of amounts due from NCM related to on-screen advertising revenue and theatre rent. As of September 29, 2011 and March 31, 2011, the Company had recorded $863,000 and $1,355,000 respectively, of amounts due to NCM related to the Exhibitor Services Agreement. The Company recorded revenues for advertising from NCM of $6,133,000 and $5,991,000 during the thirteen weeks ended September 29, 2011 and September 30, 2010, respectively and $12,353,000 and $11,410,000 during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. The Company recorded NCM advertising expenses related to beverage advertising of $3,568,000 and $3,422,000 during the thirteen weeks ended September 29, 2011 and September 30, 2010, respectively and $7,198,000 and $6,686,000 during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in (earnings) losses of NCM during the twenty-six weeks ended September 29, 2011:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Cash Received (Paid)	Equity in (Earnings) Losses	Advertising (Revenue)
Beginning balance March 31, 2011	$74,551	$(333,792)
Receipt of excess cash distributions	(2,164)	—	$8,487	$(6,323)	$—
Receipt under Tax Receivable Agreement	(35)	—	494	(459)	—
Amortization of deferred revenue	—	2,515	—	—	(2,515)
Equity in earnings(3)	3,732	—	—	(3,732)	—

For the period ended or balance as of September 29, 2011	$76,084	$(331,277)	$8,981	$(10,514)	$(2,515)

(1)
Represents AMC's investment in 519,979 common membership units originally valued at March 27, 2008, 224,828 common membership units originally valued at March 17, 2009, 70,424 common membership units originally valued at March 17, 2010, and 3,601,811 common membership units originally valued at June 14, 2010 received under the Common Unit Adjustment Agreement dated as of February 13, 2007 (Tranche 2 Investments). AMC's investment in 12,906,740 common membership units (Tranche 1 Investment) is carried at zero cost.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

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

September 29, 2011

(Unaudited)

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

        The following table summarizes the fair value hierarchy of the Company's financial assets and liabilities carried at fair value on a recurring basis as of September 29, 2011:

		Fair Value Measurements at September 29, 2011 Using
(In thousands)	Total Carrying Value at September 29, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Cash and Equivalents:
Cash	$13	$13	$		$
Money Market Mutual Funds	68	68		—		—
Other long-term assets:
Equity securities, available-for-sale:
RealD Inc. Common Stock	12,156	12,156		—		—
Mutual Fund Large U.S. Equity	1,957	1,957		—		—
Mutual Fund Small/Mid U.S. Equity	270	270		—		—
Mutual Fund International	123	123		—		—
Mutual Fund Broad U.S. Equity	25	25		—		—
Mutual Fund Balance	61	61		—		—
Mutual Fund Fixed Income	292	292		—		—

Total assets at fair value	$14,965	$14,965		$—		$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. The unrealized gain on the mutual funds recorded in accumulated other comprehensive loss as of September 29, 2011 was approximately $221,000. The unrealized loss on the RealD Inc. common stock recorded in accumulated other comprehensive loss as of September 29, 2011 was approximately $15,400,000. See Note 5—Investments, for further information regarding RealD Inc. common stock.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value. At September 29, 2011, the carrying amount of the Company's liabilities for corporate borrowings was approximately $2,101,547,000 and the fair value was approximately $2,010,273,000. At March 31, 2011, the carrying amount of the corporate borrowings was approximately $2,102,540,000 and the fair value was approximately $2,212,100,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows:

	Twenty-six Weeks Ended
(In thousands)	September 29, 2011	September 30, 2010
Beginning balance	$73,852	$6,694
Theatre and other closure expense	4,066	675
Transfer of property tax liability	496	141
Transfer of deferred rent	—	28
Transfer of capitalized lease obligation	32	—
Foreign currency translation adjustment	(1,125)	8
Cash payments	(7,928)	(1,016)

Ending balance	$69,393	$6,530

        During the twenty-six weeks ended September 29, 2011 and September 30, 2010, the Company recognized $4,066,000 and $675,000, respectively, of theatre and other closure expense primarily related to accretion on previously closed properties with remaining lease obligations.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 8—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Twenty-six Weeks Ended
	September 29, 2011	September 30, 2010
Income tax expense (benefit) at the federal statutory rate	$(3,100)	$26,450
Effect of:
State income taxes	1,070	5,150
Permanent items	140	(50)
Change in ASC 740 (formally FIN 48) reserve	(1,435)	—
Valuation allowance	4,395	(25,750)
Other, net	—	—

Income tax expense	$1,070	$5,800

Effective income tax rate	(12.1)%	7.7%

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

        The IRS has issued a Notice of Proposed Adjustment to the Company for the 2007-2009 fiscal years related to its investment in NCM. The proposed adjustment is not expected to materially impact the Company's financial statements and any payments of taxes and interest related to the proposed adjustment are expected to be negligible.

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

September 29, 2011

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS (Continued)

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended September 29, 2011 and September 30, 2010 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 29, 2011	September 30, 2010	September 29, 2011	September 30, 2010
Components of net periodic benefit cost:
Service cost	$45	$45	$38	$39
Interest cost	1,160	1,153	294	319
Expected return on plan assets	(1,117)	(996)	—	—
Amortization of net (gain) loss	2	(3)	—	—
Amortization of prior service credit	—	—	(222)	(217)

Net periodic benefit cost	$90	$199	$110	$141

        Net periodic benefit cost recognized for the plans during the twenty-six weeks ended September 29, 2011 and September 30, 2010 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	September 29, 2011	September 30, 2010	September 29, 2011	September 30, 2010
Components of net periodic benefit cost:
Service cost	$90	$91	$75	$77
Interest cost	2,320	2,304	589	638
Expected return on plan assets	(2,233)	(1,992)	—	—
Amortization of net loss	3	151	—	—
Amortization of prior service credit	—	—	(445)	(433)

Net periodic benefit cost	$180	$554	$219	$282

        During the twenty-six weeks ended September 29, 2011, the Company recorded an additional estimated withdrawal liability of approximately $301,000 related to a multiemployer pension plan where it had ceased making contributions. As of September 29, 2011, the Company's liability related to these collectively bargained multiemployer pension plan withdrawals, net of quarterly payments, was $3,341,000.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial statements of guarantors and issuers of guaranteed securities registered or being registered. Each of the subsidiary guarantors are 100% owned by AMCE. The subsidiary guarantees of AMCE's 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 8.75% Senior Notes due 2019 (the "Notes due 2019"), and 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") are full and unconditional and joint and several. There are significant restrictions on the Company's ability to obtain funds from any of its subsidiaries through dividends, loans or advances. The Company and its subsidiary guarantor's investments in its consolidated subsidiaries are presented under the equity method of accounting.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended September 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$471,449	$4,055	$—	$475,504
Concessions	—	186,794	1,442	—	188,236
Other theatre	—	19,391	292	—	19,683

Total revenues	—	677,634	5,789	—	683,423

Operating Costs and Expenses
Film exhibition costs	—	254,382	1,860	—	256,242
Concession costs	—	25,311	295	—	25,606
Operating expense	—	186,480	2,308	—	188,788
Rent	—	116,910	1,389	—	118,299
General and administrative:
Merger, acquisition and transaction costs	85	639	—	—	724
Management fee	—	1,250	—	—	1,250
Other	—	13,804	(3)	—	13,801
Depreciation and amortization	—	51,228	125	—	51,353

Operating costs and expenses	85	650,004	5,974	—	656,063

Operating income (loss)	(85)	27,630	(185)	—	27,360
Other expense (income)
Equity in net loss of subsidiaries	13,920	303	—	(14,223)	—
Other income	—	(9,432)	—	—	(9,432)
Interest expense:
Corporate borrowings	40,165	51,016	—	(51,010)	40,171
Capital and financing lease obligations	—	1,493	—	—	1,493
Equity in (earnings) losses of non-consolidated entities	(220)	4,903	118	—	4,801
Investment income	(43,727)	(7,296)	—	51,010	(13)

Total other expense	10,138	40,987	118	(14,223)	37,020

Loss from continuing operations before income taxes	(10,223)	(13,357)	(303)	14,223	(9,660)
Income tax provision	—	545	—	—	545

Loss from continuing operations	(10,223)	(13,902)	(303)	14,223	(10,205)
Loss from discontinued operations, net of income taxes	—	(18)	—	—	(18)

Net loss	$(10,223)	$(13,920)	$(303)	$14,223	$(10,223)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twenty-six weeks ended September 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$946,052	$7,542	$—	$953,594
Concessions	—	378,027	2,773	—	380,800
Other theatre	—	38,563	602	—	39,165

Total revenues	—	1,362,642	10,917	—	1,373,559

Operating Costs and Expenses
Film exhibition costs	—	512,010	3,447	—	515,457
Concession costs	—	51,305	557	—	51,862
Operating expense	—	363,809	4,709	—	368,518
Rent	—	232,854	2,702	—	235,556
General and administrative:
Merger, acquisition and transaction costs	85	1,251	—	—	1,336
Management fee	—	2,500	—	—	2,500
Other	—	28,218	33	—	28,251
Depreciation and amortization	—	102,936	235	—	103,171

Operating costs and expenses	85	1,294,883	11,683	—	1,306,651

Operating income (loss)	(85)	67,759	(766)	—	66,908
Other expense (income)
Equity in net loss of subsidiaries	16,866	1,149	—	(18,015)	—
Other income	—	(11,529)	—	—	(11,529)
Interest expense:
Corporate borrowings	80,039	101,952	—	(101,969)	80,022
Capital and financing lease obligations	—	2,991	—	—	2,991
Equity in (earnings) losses of non-consolidated entities	(312)	4,234	383	—	4,305
Investment income	(87,265)	(14,744)	—	101,969	(40)

Total other expense	9,328	84,053	383	(18,015)	75,749

Loss from continuing operations before income taxes	(9,413)	(16,294)	(1,149)	18,015	(8,841)
Income tax provision	525	545	—	—	1,070

Loss from continuing operations	(9,938)	(16,839)	(1,149)	18,015	(9,911)
Loss from discontinued operations, net of income taxes	—	(27)	—	—	(27)

Net loss	$(9,938)	$(16,866)	$(1,149)	$18,015	$(9,938)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended September 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$455,023	$3,549	$—	$458,572
Concessions	—	178,392	1,320	—	179,712
Other theatre	—	15,119	222	—	15,341

Total revenues	—	648,534	5,091	—	653,625

Operating Costs and Expenses
Film exhibition costs	—	240,565	1,616	—	242,181
Concession costs	—	23,521	284	—	23,805
Operating expense	—	172,130	1,705	—	173,835
Rent	—	119,660	1,821	—	121,481
General and administrative:
Merger, acquisition and transaction costs	—	5,219	—	—	5,219
Management fee	—	1,250	—	—	1,250
Other	—	17,967	20	—	17,987
Depreciation and amortization	—	52,296	59	—	52,355

Operating costs and expenses	—	632,608	5,505	—	638,113

Operating income (loss)	—	15,926	(414)	—	15,512
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(56,409)	1,016	—	55,393	—
Other income	—	(7,746)	—	—	(7,746)
Interest expense:
Corporate borrowings	32,740	41,864	—	(41,873)	32,731
Capital and financing lease obligations	—	1,625	—	—	1,625
Equity in (earnings) losses of non-consolidated entities	(153)	(5,781)	602	—	(5,332)
Gain on NCM transactions	—	(64,648)	—	—	(64,648)
Investment income	(35,796)	(6,131)	—	41,873	(54)

Total other expense (income)	(59,618)	(39,801)	602	55,393	(43,424)

Earnings (loss) from continuing operations before income taxes	59,618	55,727	(1,016)	(55,393)	58,936
Income tax benefit	(460)	(690)	—	—	(1,150)

Earnings (loss) from continuing operations	60,078	56,417	(1,016)	(55,393)	60,086
Loss from discontinued operations, net of income taxes	—	(8)	—	—	(8)

Net earnings (loss)	$60,078	$56,409	$(1,016)	$(55,393)	$60,078

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twenty-six weeks ended September 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$900,893	$6,276	$—	$907,169
Concessions	—	353,368	2,303	—	355,671
Other theatre	—	31,242	495	—	31,737

Total revenues	—	1,285,503	9,074	—	1,294,577

Operating Costs and Expenses
Film exhibition costs	—	478,182	2,822	—	481,004
Concession costs	—	43,780	521	—	44,301
Operating expense	—	318,039	3,437	—	321,476
Rent	—	232,454	3,581	—	236,035
General and administrative:
Merger, acquisition and transaction costs	—	10,975	—	—	10,975
Management fee	—	2,500	—	—	2,500
Other	—	31,029	29	—	31,058
Depreciation and amortization	—	100,844	114	—	100,958

Operating costs and expenses	—	1,217,803	10,504	—	1,228,307

Operating income (loss)	—	67,700	(1,430)	—	66,270
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(65,512)	2,139	—	63,373	—
Other income	—	(9,685)	—	—	(9,685)
Interest expense:
Corporate borrowings	65,761	84,042	—	(84,053)	65,750
Capital and financing lease obligations	—	3,008	—	—	3,008
Equity in (earnings) losses of non-consolidated entities	(296)	(3,979)	709	—	(3,566)
Gain on NCM transactions	—	(64,648)	—	—	(64,648)
Investment income	(71,883)	(12,274)	—	84,053	(104)

Total other expense (income)	(71,930)	(1,397)	709	63,373	(9,245)

Earnings (loss) from continuing operations before income taxes	71,930	69,097	(2,139)	(63,373)	75,515
Income tax provision	2,240	3,560	—	—	5,800

Earnings (loss) from continuing operations	69,690	65,537	(2,139)	(63,373)	69,715
Loss from discontinued operations, net of income taxes	—	(25)	—	—	(25)

Net earnings (loss)	$69,690	$65,512	$(2,139)	$(63,373)	$69,690

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of September 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$284,874	$39,915	$—	$324,789
Receivables, net	1,019	29,606	211	—	30,836
Other current assets	—	88,611	2,076	—	90,687

Total current assets	1,019	403,091	42,202	—	446,312
Investment in equity of subsidiaries	(268,005)	80,090	—	187,915	—
Property, net	—	921,248	886	—	922,134
Intangible assets, net	—	142,602	—	—	142,602
Intercompany advances	2,706,571	(2,787,519)	80,948	—	—
Goodwill	—	1,923,667	—	—	1,923,667
Other long-term assets	34,986	242,591	227	—	277,804

Total assets	$2,474,571	$925,770	$124,263	$187,915	$3,712,519

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$157,376	$1,185	$—	$158,561
Accrued expenses and other liabilities	38,570	114,091	1,353	—	154,014
Deferred revenues and income	—	147,443	397	—	147,840
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	2,953	—	—	9,453

Total current liabilities	45,070	421,863	2,935	—	469,868
Corporate borrowings	2,095,047	—	—	—	2,095,047
Capital and financing lease obligations	—	60,820	—	—	60,820
Deferred revenues—for exhibitor services agreement	—	331,277	—	—	331,277
Other long-term liabilities	—	379,815	41,238	—	421,053

Total liabilities	2,140,117	1,193,775	44,173	—	3,378,065
Stockholder's equity (deficit)	334,454	(268,005)	80,090	187,915	334,454

Total liabilities and stockholder's equity	$2,474,571	$925,770	$124,263	$187,915	$3,712,519

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twenty-six weeks ended September 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$13,470	$94,603	$(332)	$—	$107,741

Cash flows from investing activities:
Capital expenditures	—	(56,358)	(150)	—	(56,508)
Proceeds from sale/leaseback of digital projection equipment	—	953	—	—	953
Investments in non-consolidated entities, net	1,049	(22,747)	(1)	—	(21,699)
Proceeds from the disposition of long-term assets	—	801	—	—	801
Other, net	—	(237)	—	—	(237)

Net cash provided by (used in) investing activities	1,049	(77,588)	(151)	—	(76,690)

Cash flows from financing activities:
Deferred financing costs	(585)	—	—	—	(585)
Principal payments under capital and financing lease obligations	—	(1,869)	—	—	(1,869)
Principle payments under Term Loan	(1,625)	—	—	—	(1,625)
Change in construction payables	—	(4,194)	—	—	(4,194)
Change in intercompany advances	(12,309)	12,067	242	—	—

Net cash provided by (used in) financing activities	(14,519)	6,004	242	—	(8,273)

Effect of exchange rate changes on cash and equivalents	—	759	94	—	853

Net increase in cash and equivalents	—	23,778	(147)	—	23,631
Cash and equivalents at beginning of period	—	261,096	40,062	—	301,158

Cash and equivalents at end of period	$—	$284,874	$39,915	$—	$324,789

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Twenty-six weeks ended September 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$9,489	$15,771	$(270)	$—	$24,990

Cash flows from investing activities:
Capital expenditures	—	(46,640)	(71)	—	(46,711)
Acquisition of Kerasotes, net of cash acquired	—	(280,606)	—	—	(280,606)
Proceeds from sale/leaseback of digital projection equipment	—	1,655	—	—	1,655
Proceeds from NCM, Inc. stock sale	—	102,224	—	—	102,224
Proceeds from disposition of Cinemex	—	860	—	—	860
Investments in non-consolidated entities, net	—	(403)	200	—	(203)
Proceeds from the disposition of long-term assets	—	55,991	—	—	55,991
Other, net	—	(2,361)	—	—	(2,361)

Net cash used in investing activities	—	(169,280)	129	—	(169,151)

Cash flows from financing activities:
Deferred financing costs	(95)	—	—	—	(95)
Principal payments under capital and financing lease obligations	—	(2,072)	—	—	(2,072)
Principal payments under Term Loan	(3,250)	—	—	—	(3,250)
Change in construction payables	—	(3,524)	—	—	(3,524)
Dividends paid to Marquee Holdings Inc.	(15,184)	—	—	—	(15,184)
Change in intercompany advances	9,040	(9,221)	181	—	—

Net cash used in financing activities	(9,489)	(14,817)	181	—	(24,125)

Effect of exchange rate changes on cash and equivalents	—	—	(205)	—	(205)

Net decrease in cash and equivalents	—	(168,326)	(165)	—	(168,491)
Cash and equivalents at beginning of period	—	455,242	40,101	—	495,343

Cash and equivalents at end of period	$—	$286,916	$39,936	$—	$326,852

NOTE 11—COMMITMENTS AND CONTINGENCIES

        The Company, in the normal course of business, is party to various legal actions. Except as described below, management believes that the potential exposure, if any, from such matters would not

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

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

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Company and the Department reached a settlement regarding the extent of betterments and remedies required for line-of-sight violations which the parties believe are consistent with the Ninth Circuit's decision. The trial court approved the settlement on November 29, 2010. As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that remaining betterments are required at approximately 33 stadium-style theatres. The remaining unpaid costs of these betterments are not expected to have a material adverse impact to the Company's financial condition, results of operations or cash flows.

        Michael Bateman v. American Multi-Cinema, Inc.    (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 11, 2011, the District Court granted final approval of the class action settlement. The settlement did not have a material adverse impact to the Company's financial condition, results of operations or cash flows.

        On May 14, 2009, Harout Jarchafjian filed a similar lawsuit alleging that the Company willfully violated FACTA and seeking statutory damages, but without alleging any actual injury (Jarchafjian v. American Multi- Cinema, Inc. (C.D. Cal. Case No. CV09-03434)). The District Court granted final approval of the class action settlement on October 3, 2011. The settlement did not have a material adverse impact to the Company's financial condition, results of operations or cash flows.

        In addition to the cases noted above, the Company is also currently a party to various ordinary course claims from vendors (including concession suppliers and film distributors), landlords and other legal proceedings. If management believes that a loss arising from these actions is probable and can

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12—NEW ACCOUNTING PRONOUNCEMENTS

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, ("ASU 2011-08"). Under this amendment, an entity will have an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the goodwill impairment test performed for fiscal years beginning after December 15, 2011, and is effective for the Company in fiscal 2013. Early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, ("ASU 2011-05"). This ASU provides companies with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two-separate but consecutive statements. Companies will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This ASU will eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholder's equity. ASU 2011-05 will be effective for fiscal years and interim periods with those years, beginning after December 15, 2011 and is effective for the Company as of the beginning of fiscal 2013. The Company will include the disclosures required in its consolidated financial statements as of the first quarter of fiscal 2013.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, ("ASU 2011-04"). This ASU will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 29, 2011

(Unaudited)

NOTE 12—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of September 29, 2011, the Company estimates that this amount would be $24,368,000. The Company expects to record any lump sum payment to the Sponsors as a dividend.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the twenty-six weeks ended September 29, 2011, we opened one theatre with 12 screens in the U.S., permanently closed ten theatres with 57 screens in the U.S., and temporarily closed and reopened one theatre with 14 screens in the U.S. to remodel into a dine-in theatre. As of September 29, 2011, we owned, operated or had interests in 351 theatres and 5,083 screens, with 99%, or 5,028, of our screens in the U.S. and Canada and 1%, or 55, of our screens in China (Hong Kong), France and the United Kingdom.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This will enable us to achieve higher ticket prices for premium formats, and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings through the installation of additional IMAX, ETX (our proprietary large screen format) and RealD systems and the presentation of attractive alternative content.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D enabled screens, including ETX 3D enabled screens, by 1,531 to 2,204 screens and our IMAX screens by 21 to 118 screens since September 30, 2010; and as of September 29, 2011, approximately 45.7% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.3% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and nearly twice the screen count of the second largest U.S. IMAX exhibitor, and each of our IMAX local installations is protected by geographic exclusivity.

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region.

Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency including a guest friendly self-serve and grab and go experience. We design our theatres to have more concessions capacity to make it easier to serve larger numbers of customers. Strategic placement of large concessions stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands. To address recent consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order meals, customized coffee, healthy snacks, alcohol and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We have successfully implemented our dine-in theatre concepts at 9 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. We plan to continue to invest in one or more enhanced food and beverage offerings across 125 to 150 theatres over the next three years.

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

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes Showplace Theatres, LLC ("Kerasotes"). The acquisition of Kerasotes significantly increased our size. Accordingly, results of operations for the twenty-six weeks ended September 29, 2011 are not comparable to our results for the twenty-six weeks ended September 30, 2010, which include approximately 18 weeks of operations of the theatres we acquired.

        On April 1, 2011, the Company fully launched AMC Stubs, a guest frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. The program's $12 annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        Since launching AMC Stubs during the current fiscal year we have experienced an initial increase in membership which has resulted in more rewards earned than redeemed. As a result of launching AMC Stubs, our admissions and concessions revenues have been reduced during the current fiscal year, and because the program is new there was no similar impact in the prior fiscal year. The following table reflects AMC Stubs activity during the thirteen and twenty-six weeks ended September 29, 2011:

			AMC Stubs Revenue for Thirteen Weeks Ended September 29, 2011
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, June 30, 2011	$7,243	$8,172
Membership fees received	6,427	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	5,486	—	(5,486)	—
Concessions	—	7,564	—	—	(7,564)
Rewards redeemed:
Admissions	—	(2,960)	—	2,960	—
Concessions	—	(4,145)	—	—	4,145
Amortization of deferred revenue	(3,101)	—	3,101	—	—

For the period ended or balance as of September 29, 2011	$10,569	$14,117	$3,101	$(2,526)	$(3,419)

			AMC Stubs Revenue for Twenty-six Weeks Ended September 29, 2011
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 31, 2011	$858	$579
Membership fees received	13,956	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	9,240	—	(9,240)	—
Concessions	—	13,603	—	—	(13,603)
Rewards redeemed:
Admissions	—	(3,796)	—	3,796	—
Concessions	—	(5,509)	—	—	5,509
Amortization of deferred revenue	(4,245)	—	4,245	—	—

For the period ended or balance as of September 29, 2011	$10,569	$14,117	$4,245	$(5,444)	$(8,094)

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

        On December 15, 2010, we completed the offering of $600,000,000 aggregate principal amount of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020"). Concurrently with the initial

Notes due 2020 offering, we launched a cash tender offer and consent solicitation and redeemed the then outstanding $325,000,000 aggregate principal amount of our 11% Senior Subordinated Notes due 2016 ("Notes due 2016") during fiscal 2011. Also, on December 15, 2010, we entered into a third amendment to our Senior Secured Credit Agreement dated as of January 26, 2006 to, among other things: (i) extend the maturity of the term loans held by accepting lenders of $476,597,000 aggregate principal amount of term loans from January 26, 2013 to December 15, 2016 and to increase the interest rate with respect to such term loans, (ii) replace our existing revolving credit facility with a new five-year revolving credit facility (with higher interest rates and a longer maturity than the existing revolving credit facility), and (iii) amend certain of our existing covenants therein. Primarily as a result of these transactions, our interest expense increased $14,255,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010.

        As of September 29, 2011, the amount of unrealized loss for marketable securities, recorded in accumulated other comprehensive loss, was approximately $15,400,000 due to the decline in fair value of the investment in RealD Inc. common stock. We reviewed the unrealized loss for a possible other-than-temporary impairment and determined that the loss as of September 29, 2011 was not other-than-temporary. Consideration was given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. The investment in RealD Inc. common stock has been in an unrealized loss position for less than three months at September 29, 2011. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. We will continue to monitor the fair value of our investments at each reporting period for a possible other-than-temporary impairment; should the fair value of the RealD Inc. common stock continue to remain below cost for a prolonged period of time, we may record an impairment charge in the income statement in future periods.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended			Twenty-six Weeks Ended
(In thousands)	September 29, 2011	September 30, 2010	% Change	September 29, 2011	September 30, 2010	% Change
Revenues
Theatrical exhibition
Admissions	$475,504	$458,572	3.7%	$953,594	$907,169	5.1%
Concessions	188,236	179,712	4.7%	380,800	355,671	7.1%
Other theatre	19,683	15,341	28.3%	39,165	31,737	23.4%

Total revenues	$683,423	$653,625	4.6%	$1,373,559	$1,294,577	6.1%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$256,242	$242,181	5.8%	$515,457	$481,004	7.2%
Concession costs	25,606	23,805	7.6%	51,862	44,301	17.1%
Operating expense	188,788	173,835	8.6%	368,518	321,476	14.6%
Rent	118,299	121,481	-2.6%	235,556	236,035	-0.2%
General and administrative expense:
Merger, acquisition and transaction costs	724	5,219	-86.1%	1,336	10,975	-87.8%
Management Fee	1,250	1,250	—%	2,500	2,500	—%
Other	13,801	17,987	-23.3%	28,251	31,058	-9.0%
Depreciation and amortization	51,353	52,355	-1.9%	103,171	100,958	2.2%

Operating costs and expenses	$656,063	$638,113	2.8%	$1,306,651	$1,228,307	6.4%

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	September 29, 2011	September 30, 2010	September 29, 2011	September 30, 2010
Operating Data—Continuing Operations:
New theatre screens	14	14	26	14
Screens acquired	—	—	—	960
Screen dispositions	29	52	71	183
Average screens—continuing operations(1)	4,989	5,237	4,999	5,035
Number of screens operated			5,083	5,304
Number of theatres operated			351	378
Screens per theatre			14.5	14.0
Attendance (in thousands)—continuing operations(1)	53,215	53,845	107,102	105,479

(1)
Includes consolidated theatres only.

        We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as earnings (loss) from continuing operations plus (i) income tax provisions, (ii) interest expense and (iii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance and to include any cash distributions of earnings from our equity method investees. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In thousands)	September 29, 2011	September 30, 2010	September 29, 2011	September 30, 2010
Earnings (loss) from continuing operations	$(10,205)	$60,086	$(9,911)	$69,715
Plus:
Income tax provision (benefit)	545	(1,150)	1,070	5,800
Interest expense	41,664	34,356	83,013	68,758
Depreciation and amortization	51,353	52,355	103,171	100,958
Certain operating expenses (income)(1)	3,539	1,568	8,463	(7,907)
Equity in (earnings) losses of non-consolidated entities	4,801	(5,332)	4,305	(3,566)
Cash distributions from non-consolidated entities(2)	7,998	8,255	10,248	10,175
Gain on NCM transactions	—	(64,648)	—	(64,648)
Investment income	(13)	(54)	(40)	(104)
Other expense(3)	24	—	364	—
General and administrative expense—unallocated:
Merger, acquisition and transaction costs	724	5,219	1,336	10,975
Management fee	1,250	1,250	2,500	2,500
Stock-based compensation expense	827	728	1,318	864

Adjusted EBITDA(2)(4)	$102,507	$92,633	$205,837	$193,520

(1)
Amounts represent preopening expense, theatre and other closure expense, deferred digital equipment rent expense, and disposition of assets and other gains included in operating expenses.

(2)
Effective July 1, 2011, cash distributions from non-consolidated entities were included in our Adjusted EBITDA presentation with conforming reclassification made for the current and prior year presentation. The presentation reclassification reflects how our management evaluates our Adjusted EBITDA performance and is consistent with treatment in our various debt covenant calculations.

(3)
Other expense for fiscal 2012 is comprised of expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $54,000 and expenses related to the modification of the Senior Secured Credit Facility of $310,000.

(4)
The acquisition of Kerasotes contributed approximately $20,100,000 during the twenty-six weeks ended September 29, 2011 in Adjusted EBITDA compared to $17,600,000 during the eighteen week period of May 24, 2010 to September 30, 2010.

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

Thirteen Weeks Ended September 29, 2011 and September 30, 2010

        Revenues.    Total revenues increased 4.6%, or $29,798,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010. Admissions revenues increased 3.7%, or $16,932,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010, primarily due to a 4.9% increase in average ticket prices, partially offset by a 1.2% decrease in attendance. Total admissions revenues were reduced by deferrals, net of rewards redeemed of $2,526,000 during the second quarter of fiscal 2012 related to rewards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in attendance from 3D and IMAX film product for which we are able to charge more per ticket than for a standard 2D film, as well as increases in 3D and IMAX ticket prices. Admissions revenues at comparable theatres (theatres opened on or before the second quarter of fiscal 2011 and before giving effect to the net deferral of admissions revenues due to the new AMC Stubs guest frequency program) increased 4.7%, or $19,501,000, during the thirteen weeks ended September 29, 2011 from the comparable period last year, due to increases in average ticket prices. Concessions revenues increased 4.7%, or $8,524,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010, due to a 6.0% increase in average concessions per patron, partially offset by the decrease in attendance. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items including our dine-in theatres. Total concessions revenues were reduced by a net amount of $3,419,000 during the second quarter of fiscal 2012 related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased 28.3%, or $4,342,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010, primarily due to increases in membership fees earned through the AMC Stubs guest frequency program, ticket fee revenues, and advertising revenues.

        Operating Costs and Expenses.    Operating costs and expenses increased 2.8%, or $17,950,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended

September 30, 2010. Film exhibition costs increased 5.8%, or $14,061,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010 due to the increase in admissions revenues and an increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.9% in the current period and 52.8% in the prior period. Film exhibition costs as a percentage of admissions revenues increased primarily due to the net deferral of admissions revenues of $2,526,000 during the second quarter of fiscal 2012 related to the new AMC Stubs guest frequency program. Concession costs increased 7.6%, or $1,801,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010 due to the increase in concession revenues and the increase in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 13.6% in the current period compared with 13.2% in the prior period, primarily due to the net deferral of concession revenues of $3,419,000 during the second quarter of fiscal 2012 related to the new AMC Stubs guest frequency program. As a percentage of revenues, operating expense was 27.6% in the current period as compared to 26.6% in the prior period, primarily due to increases in repairs and maintenance, theatre salaries, advertising, and theatre and other closure expense. The increase in repairs and maintenance expense was due to increases in the number of digital projection systems. Rent expense decreased 2.6%, or $3,182,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010, primarily due to decreases in rent due to the closure of screens.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs decreased $4,495,000 during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010. Prior year costs primarily consisted of costs related to the acquisition of Kerasotes.

        Management Fees.    Management fees were unchanged during the thirteen weeks ended September 29, 2011. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 23.3%, or $4,186,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010 due primarily to decreases related to a union-sponsored pension plan and decreases in professional and consulting expenses. During the thirteen weeks ended September 30, 2010, we recorded $2,661,000 of expense related to our complete withdrawal from a union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization decreased 1.9%, or $1,002,000, compared to the prior period resulting from the declining net book value of theatre assets.

        Other Expense (Income).    Other expense (income) includes $9,456,000 and $7,614,000 of income related to the derecognition of gift card liabilities during the thirteen weeks ended September 29, 2011 and September 30, 2010, respectively, as to which we believe future redemption to be remote.

        Interest Expense.    Interest expense increased 21.3%, or $7,308,000, during the thirteen weeks ended September 29, 2011 compared to the thirteen weeks ended September 30, 2010, primarily due to increases in indebtedness and related interest expense due to the $600,000,000 issuance of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") on December 15, 2010 and the increases in interest expense related to the modification of our Senior Secured Credit Facility on December 15, 2010, partially offset by the extinguishment of $325,000,000 of our 11% Senior Subordinated Notes due 2016 redeemed with payments made on December 15, 2010 and February 1, 2011.

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in losses of non-consolidated entities were $4,801,000 in the current period compared to equity in earnings of $(5,332,000) in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $7,275,000 and $8,976,000 for the thirteen weeks ended September 29, 2011 and September 30, 2010, respectively. Equity in losses related to our investment in Open Road Releasing, LLC were $11,065,000 for the thirteen weeks ended September 29, 2011 and equity in losses related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $1,438,000 and $3,412,000 for the thirteen weeks ended September 29, 2011 and September 30, 2010, respectively. See Note 5—Investments for further information.

        Gain on NCM Transactions.    The gain on NCM, Inc. shares of common stock sold during the thirteen weeks ended September 30, 2010 was $64,648,000. See Note 5—Investments for further information.

        Investment Income.    Investment income was $13,000 for the thirteen weeks ended September 29, 2011 compared to $54,000 for the thirteen weeks ended September 30, 2010.

        Income Tax Provision (Benefit).    The income tax provision (benefit) from continuing operations was a provision of $545,000 for the thirteen weeks ended September 29, 2011 and a benefit of $1,150,000 for the thirteen weeks ended September 30, 2010. See Note 8—Income Taxes for further information.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Earnings (Loss).    Net earnings (loss) were $(10,223,000) and $60,078,000 for the thirteen weeks ended September 29, 2011 and September 30, 2010, respectively. Net loss during the thirteen weeks ended September 29, 2011 was impacted by the equity in losses of Open Road Releasing, LLC of $11,065,000, the increased interest expense of $7,308,000, and the reduced admissions and concessions revenues of $5,945,000 during the thirteen weeks ended September 29, 2011 related to the new AMC Stubs guest frequency program. Net earnings during the thirteen weeks ended September 30, 2010 were positively impacted by a gain on sale of NCM, Inc. shares of $64,648,000 and negatively impacted by increased merger and acquisition costs of approximately $5,176,000, primarily due to the acquisition of Kerasotes.

Twenty-six Weeks Ended September 29, 2011 and September 30, 2010

        Revenues.    Total revenues increased 6.1%, or $78,982,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010. The increase in total revenues included $39,400,000 resulting from the acquisition of Kerasotes. Admissions revenues increased 5.1%, or $46,425,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010, primarily due to a 3.5% increase in average ticket prices and a 1.5% increase in attendance. The increase in total admissions revenues included the additional attendance and admissions revenues resulting from the acquisition of Kerasotes of approximately $26,500,000. Total admissions revenues were reduced by deferrals, net of rewards redeemed of $5,444,000 during the twenty-six weeks ended September 29, 2011, related to rewards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in attendance from 3D film product for which we are able to charge more per ticket than for a standard 2D film, as well as increases in 3D and 2D ticket prices. Admissions revenues at comparable theatres (theatres opened on or before fiscal 2011 and before giving effect to the net deferral of admissions revenues due to the new AMC Stubs guest frequency program) increased

4.1%, or $33,690,000, during the twenty-six weeks ended September 29, 2011 from the comparable period last year, primarily due to increases in average ticket prices. Concessions revenues increased 7.1%, or $25,129,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010, due to a 5.6% increase in average concessions per patron and the increase in attendance. The increase in concession revenues included approximately $12,400,000 resulting from the acquisition of Kerasotes. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items, including our dine-in theatres. Total concessions revenues were reduced by a net amount of $8,094,000 during the twenty-six weeks ended September 29, 2011, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased 23.4%, or $7,428,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010, primarily due to increases in membership fees earned through the AMC Stubs guest frequency program, non-presentment income from package ticket sales, and advertising revenues. The increases in other theatre revenues included approximately $500,000 resulting from the acquisition of Kerasotes.

        Operating Costs and Expenses.    Operating costs and expenses increased 6.4%, or $78,344,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010. The increase in operating costs and expenses included approximately $33,900,000 resulting from the acquisition of Kerasotes. Film exhibition costs increased 7.2%, or $34,453,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010 due to the increase in admissions revenues and an increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 54.1% in the current period and 53.0% in the prior period. Film exhibition costs as a percentage of admissions revenues increased primarily due to the net deferral of admissions revenues of $5,444,000 during the twenty-six weeks ended September 29, 2011, related to the new AMC Stubs guest frequency program. Concession costs increased 17.1%, or $7,561,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010 due to the increase in concession revenues and the increase in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 13.6% in the current period compared with 12.5% in the prior period, primarily due to the concession price and size increases, a shift in product mix to items that generate higher sales but lower percentage margins, and the net deferral of concessions revenues of $8,094,000 during the twenty-six weeks ended September 29, 2011, related to the new AMC Stubs guest frequency program. As a percentage of revenues, operating expense was 26.8% in the current period as compared to 24.8% in the prior period. Gains were recorded on disposition of assets during the twenty-six weeks ended September 30, 2010 which reduced operating expenses by approximately $9,983,000, primarily due to the sale of a divested AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense decreased 0.2%, or $479,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010, primarily due to decreases in rent due to the closure of screens, partially offset by increased rent as a result of the acquisition of Kerasotes on May 24, 2010.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs decreased $9,639,000 during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010. Prior year costs primarily consisted of costs related to the acquisition of Kerasotes.

        Management Fees.    Management fees were unchanged during the twenty-six weeks ended September 29, 2011. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 9.0%, or $2,807,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010, due primarily to decreases related to a union-sponsored pension plan and decreases in professional and consulting expenses and legal fees, partially offset by increases in salaries and payroll tax expense and expected annual incentive compensation expense. During the twenty-six weeks ended September 30, 2010, we recorded $2,661,000 of expense related to our complete withdrawal from a union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization increased 2.2%, or $2,213,000, compared to the prior period. Increases in depreciation and amortization expense during the twenty-six weeks ended September 29, 2011 are the result of increased net book value of theatre assets primarily due to the acquisition of Kerasotes, which contributed an increase of $6,600,000 of depreciation expense, partially offset by decreases resulting from the declining net book value of AMC theatre assets.

        Other Expense (Income).    Other expense (income) includes $11,893,000 and $9,553,000 of income related to the derecognition of gift card liabilities during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively, as to which we believe future redemption to be remote. During fiscal 2012, other income is partially offset by expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $54,000 and expenses related to the modification of the Senior Secured Credit Facility of $310,000.

        Interest Expense.    Interest expense increased 20.7%, or $14,255,000, during the twenty-six weeks ended September 29, 2011 compared to the twenty-six weeks ended September 30, 2010, primarily due to increases in indebtedness and related interest expense due to the $600,000,000 issuance of our Notes due 2020 on December 15, 2010 and the increases in interest expense related to the modification of our Senior Secured Credit Facility on December 15, 2010, partially offset by the extinguishment of $325,000,000 of our 11% Senior Subordinated Notes due 2016 redeemed with payments made on December 15, 2010 and February 1, 2011.

        Equity in (Earnings) Losses of Non-Consolidated Entities.    Equity in losses of non-consolidated entities were $4,305,000 in the current period compared to equity in earnings of $(3,566,000) in the prior period. Equity in earnings related to our investment in National CineMedia, LLC were $10,514,000 and $12,434,000 for the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. Equity in losses related to our investment in Open Road Releasing, LLC were $12,197,000 for the twenty-six weeks ended September 29, 2011 and equity in losses related to our investment in Digital Cinema Implementation Partners, LLC ("DCIP") were $2,936,000 and $8,581,000 for the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. See Note 5—Investments for further information.

        Gain on NCM Transactions.    The gain on NCM, Inc. shares of common stock sold during the twenty-six weeks ended September 30, 2010 was $64,648,000. See Note 5—Investments for further information.

        Investment Income.    Investment income was $40,000 for the twenty-six weeks ended September 29, 2011 compared to $104,000 for the twenty-six weeks ended September 30, 2010.

        Income Tax Provision.    The income tax provision from continuing operations was $1,070,000 for the twenty-six weeks ended September 29, 2011 and $5,800,000 for the twenty-six weeks ended September 30, 2010. See Note 8—Income Taxes for further information.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Earnings (Loss).    Net earnings (loss) were $(9,938,000) and $69,690,000 for the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. Net loss during the twenty-six weeks ended September 29, 2011 was impacted by the increased interest expense of $14,255,000, the reduced admissions and concessions revenues of $13,538,000 during the twenty-six weeks ended September 29, 2011 related to the new AMC Stubs guest frequency program, and the equity in losses of Open Road Releasing, LLC of $12,197,000. Net earnings during the twenty-six weeks ended September 30, 2010 were positively impacted by a gain on sale of NCM, Inc. shares of $64,648,000 and a gain on disposition of assets of approximately $9,983,000 and negatively impacted by merger and acquisition costs of approximately $10,754,000, primarily due to the acquisition of Kerasotes.

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

        We believe that cash generated from operations and existing cash and equivalents will be sufficient to fund operations and planned capital expenditures for at least the next 12 months and enable us to maintain compliance with covenants related to the Senior Secured Credit Facility and our 8% Senior Subordinated Notes due 2014 (the "Notes due 2014"), 8.75% Senior Notes due 2019 (the "Notes due 2019"), and Notes due 2020.

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $107,741,000 and $24,990,000 during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. The increase in cash flows provided by operating activities for the twenty-six weeks ended September 29, 2011 was primarily due to a decrease in payments on film rent payables, annual incentive compensation, current liabilities acquired from Kerasotes, and increases in deferred revenues related to AMC Stubs. We had working capital deficit as of September 29, 2011 and March 31, 2011 of $23,556,000 and $39,596,000, respectively. Working capital includes $147,840,000 and $141,237,000 of deferred revenues and income as of September 29, 2011 and March 31, 2011, respectively. The increase in deferred revenues as of September 29, 2011 is primarily due to increases in AMC Stubs deferred revenues of $23,249,000 as the level of awards granted have exceeded redemptions and expirations during this period in which membership has increased. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $181,993,000 on our Credit Facility to meet these obligations as of September 29, 2011.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $76,690,000 and $169,151,000, during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. Cash outflows from investing activities include capital expenditures of

$56,508,000 and $46,711,000 during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic growth initiatives and remodels. We expect that our gross cash outflows for capital expenditures will be approximately $140,000,000 to $150,000,000 for fiscal 2012.

        We made partnership investments in non-consolidated entities accounted for under the equity method of approximately $21,699,000, during the twenty-six weeks ended September 29, 2011.

        During the twenty-six weeks ended September 30, 2010, we paid $280,606,000 for the purchase of Kerasotes theatres at closing, net of cash acquired. The purchase included working capital and other purchase price adjustments as described in the Unit Purchase Agreement.

        During the twenty-six weeks ended September 30, 2010, we received net proceeds of $102,224,000 from the sale of 6,655,193 shares of common stock of NCM, Inc. for $16.00 per share.

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

Cash Flows used in Financing Activities

        Cash flows used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $8,273,000 and $24,125,000 during the twenty-six weeks ended September 29, 2011 and September 30, 2010, respectively. Financing activities consist of construction payables, deferred financing costs, and principal payments under the Term Loan and capital and financial lease obligations.

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

        The indentures relating to our notes (Notes due 2014, Notes due 2019, and Notes due 2020) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction, including borrowings under the revolving portion of our Senior Secured Credit Facility. The indentures and the Parent Term Loan Facility also allow us to incur any amount of additional debt as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. Under the indentures, we are limited to $100,000,000 of new "permitted indebtedness" in addition to specified permitted indebtedness.

        As of September 29, 2011, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2014, the Notes due 2019, and the Notes due 2020.

Investment in NCM LLC

        We hold an investment in 15.63% of NCM LLC accounted for following the equity method as of September 29, 2011. The fair market value of these shares is approximately $255,872,000 as of September 29, 2011. Because we have little tax basis in these units, the sale of all these units at

September 29, 2011 would require us to report taxable income of approximately $404,742,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

        Market risk on variable-rate financial instruments.    We maintain a Senior Secured Credit Facility, comprised of a $192,500,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of September 29, 2011 and had $614,250,000 outstanding under the term loan facility on September 29, 2011. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $3,075,000 during the twenty-six weeks ended September 29, 2011.

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

        Foreign currency exchange rates.    We currently operate theatres in Canada, France and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. A 10%

increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $288,000 for the twenty-six weeks ended September 29, 2011 and decrease accumulated other comprehensive loss by approximately $9,595,000 as of September 29, 2011. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would decrease earnings before income taxes by approximately $94,000 for the twenty-six weeks ended September 29, 2011 and increase accumulated other comprehensive loss by approximately $11,727,000 as of September 29, 2011.

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

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Note 11—Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this quarterly report on Form 10-Q for information on certain litigation to which we are a party.

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

AMC ENTERTAINMENT INC.
Date: November 10, 2011	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President

Date: November 10, 2011	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer