Form 10-Q
period 2011-12-29
AMC ENTERTAINMENT INC
filed 2012-02-07
CIK 722077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2011
OR
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class of Common Stock	Number of Shares Outstanding as of December 29, 2011
Common Stock, 1¢ par value	1

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements. (Unaudited)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 29, 2011	December 30, 2010	December 29, 2011	December 30, 2010
	(unaudited)		(unaudited)
Revenues
Admissions	$384,363	$427,358	$1,337,957	$1,334,527
Concessions	152,666	160,038	533,466	515,709
Other theatre	20,236	15,471	59,401	47,208

Total revenues	557,265	602,867	1,930,824	1,897,444

Operating Costs and Expenses
Film exhibition costs	201,358	223,642	716,815	704,646
Concession costs	21,844	19,760	73,706	64,061
Operating expense	176,682	174,670	545,200	496,146
Rent	116,645	120,086	352,201	356,121
General and administrative:
Merger, acquisition and transaction costs (income)	(157)	2,196	1,179	13,171
Management fee	1,250	1,250	3,750	3,750
Other	7,814	10,192	36,065	41,250
Depreciation and amortization	53,743	55,937	156,914	156,895

Operating costs and expenses	579,179	607,733	1,885,830	1,836,040

Operating income (loss)	(21,914)	(4,866)	44,994	61,404
Other expense (income)
Other expense (income)	(2,768)	8,834	(14,297)	(851)
Interest expense:
Corporate borrowings	40,243	35,062	120,265	100,812
Capital and financing lease obligations	1,489	1,596	4,480	4,604
Equity in earnings of non-consolidated entities	(6,169)	(13,491)	(1,864)	(17,057)
Gain on NCM transactions	—	—	—	(64,648)
Investment expense (income)	17,701	(205)	17,661	(309)

Total other expense	50,496	31,796	126,245	22,551

Earnings (loss) from continuing operations before income taxes	(72,410)	(36,662)	(81,251)	38,853
Income tax provision (benefit)	440	(3,250)	1,510	2,550

Earnings (loss) from continuing operations	(72,850)	(33,412)	(82,761)	36,303
Earnings from discontinued operations, net of income taxes	73	599	46	574

Net earnings (loss)	$(72,777)	$(32,813)	$(82,715)	$36,877

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 29, 2011	March 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$213,520	$301,158
Receivables, net	73,539	26,692
Other current assets	89,851	88,149

Total current assets	376,910	415,999
Property, net	899,054	958,722
Intangible assets, net	139,156	149,493
Goodwill	1,923,667	1,923,667
Other long-term assets	272,010	292,364

Total assets	$3,610,797	$3,740,245

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$204,602	$165,416
Accrued expenses and other liabilities	126,183	138,987
Deferred revenues and income	205,805	141,237
Current maturities of corporate borrowings and capital and financing lease obligations	9,380	9,955

Total current liabilities	545,970	455,595
Corporate borrowings	2,093,747	2,096,040
Capital and financing lease obligations	60,117	62,220
Deferred revenues—for exhibitor services agreement	330,019	333,792
Other long-term liabilities	413,504	432,439

Total liabilities	3,443,357	3,380,086

Commitments and contingencies
Stockholder's equity:
Common Stock, 1 share issued with 1¢ par value	—	—
Additional paid-in capital	443,845	551,955
Accumulated other comprehensive loss	(5,885)	(3,991)
Accumulated deficit	(270,520)	(187,805)

Total stockholder's equity	167,440	360,159

Total liabilities and stockholder's equity	$3,610,797	$3,740,245

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Thirty-nine Weeks Ended
	December 29, 2011	December 30, 2010
	(unaudited)
Cash flows from operating activities:
Net earnings (loss)	$(82,715)	$36,877
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	156,914	156,895
Theatre and other closure expense	5,687	5,381
Loss on extinguishment and modification of debt	—	7,849
Gain on NCM transactions	—	(64,648)
Impairment of RealD Inc. investment	17,751	—
Equity in earnings and losses from non-consolidated entities, net of distributions	18,731	4,347
Loss (gain) on dispositions	1,444	(10,293)
Change in assets and liabilities, net of acquisitions:
Receivables	(46,862)	(37,828)
Other assets	(1,958)	(881)
Accounts payable	38,266	(7,578)
Accrued expenses and other liabilities	36,078	22,435
Other, net	(6,079)	2,255

Net cash provided by operating activities	137,257	114,811

Cash flows from investing activities:
Capital expenditures	(85,083)	(84,085)
Acquisition of Kerasotes, net of cash acquired	—	(280,606)
Proceeds from sale/leaseback of digital projection equipment	953	4,905
Proceeds from NCM, Inc. stock sale	—	102,224
Proceeds from disposition of Cinemex	—	1,845
Investments in non-consolidated entities, net	(23,835)	2,036
Proceeds from the disposition of long-term assets	1,191	58,391
Other, net	(1,200)	(3,059)

Net cash used in investing activities	(107,974)	(198,349)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2016	—	(95,098)
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	—	(5,801)
Proceeds from issuance of Senior Subordinated Notes due 2020	—	600,000
Deferred financing costs	(667)	(13,665)
Principal payments under capital and financing lease obligations	(2,645)	(3,133)
Principal payments under Term Loan	(3,250)	(3,250)
Change in construction payables	(1,298)	(4,037)
Dividends paid to Parent	(109,581)	(200,218)

Net cash provided by (used in) financing activities	(117,441)	274,798
Effect of exchange rate changes on cash and equivalents	520	(436)

Net increase (decrease) in cash and equivalents	(87,638)	190,824
Cash and equivalents at beginning of period	301,158	495,343

Cash and equivalents at end of period	$213,520	$686,167

See Notes to Consolidated Financial Statements.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2011

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        AMC Entertainment® Inc. ("AMCE" or the "Company") is an intermediate holding company, which, through its direct and indirect subsidiaries, including American Multi-Cinema, Inc. ("AMC") and its subsidiaries, and AMC Entertainment International, Inc. ("AMCEI") and its subsidiaries (collectively with AMCE, unless the context otherwise requires, the "Company"), is principally involved in the theatrical exhibition business and owns, operates or has interests in theatres located in the United States, Canada, China (Hong Kong), and the United Kingdom.

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

        The accompanying unaudited consolidated financial statements have been prepared in response to the requirements of Form 10-Q and should be read in conjunction with the Company's Annual report on Form 10-K for the year ended March 31, 2011. The March 31, 2011 consolidated balance sheet data was derived from the audited balance sheet included in the Form 10-K, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the Company's financial position and results of operations. Due to the seasonal nature of the Company's business, results for the thirty-nine weeks ended December 29, 2011 are not necessarily indicative of the results to be expected for the fiscal year (52 weeks) ending March 29, 2012. The Company manages its business under one operating segment called Theatrical Exhibition.

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

        Guest Frequency Program:    On April 1, 2011, the Company fully launched AMC Stubs™, a guest frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred at retail value as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, rewards are recognized as revenues at retail value along with associated actual cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

        Other Expense (Income):    The following table sets forth the components of other expense (income):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 29, 2011	December 30, 2010	December 29, 2011	December 30, 2010
Gift card redemptions considered to be remote	$(2,781)	$(2,201)	$(14,674)	$(11,754)
Loss on redemption of 11% Senior Subordinated Notes due 2016	14	7,631	68	7,631
Loss on modification of Senior Secured Credit Facility Term Loan due 2013	11	3,046	321	3,046
Loss on modification of Senior Secured Credit Facility Revolver	—	367	—	367
Other expense (income)	(12)	(9)	(12)	(141)

Total other expense (income)	$(2,768)	$8,834	$(14,297)	$(851)

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

        The following unaudited pro forma information summarizes the results of operations as if the Kerasotes acquisition and the required divestitures had occurred as of the beginning of fiscal 2011:

(In thousands)	Pro forma Thirteen Weeks Ended December 30, 2010 (unaudited)	Pro forma Thirty-nine Weeks Ended December 30, 2010 (unaudited)
Total revenues	$602,289	$1,925,453
Net earnings (loss)	(32,849)	31,282

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 3—COMPREHENSIVE EARNINGS (LOSS)

        The components of comprehensive earnings (loss) are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 29, 2011	December 30, 2010	December 29, 2011	December 30, 2010
Net earnings (loss)	$(72,777)	$(32,813)	$(82,715)	$36,877
Foreign currency translation adjustment	(174)	(1,259)	4,837	(2,607)
Pension and other benefit adjustments	(222)	(220)	(664)	(502)
Change in fair value of marketable securities	(2,150)	3,152	(23,791)	4,069
Unrealized net loss on marketable securities reclassified to investment expense (income)	17,737	—	17,724	—

Total comprehensive earnings (loss)	$(57,586)	$(31,140)	$(84,609)	$37,837

NOTE 4—STOCKHOLDER'S EQUITY

        AMCE has one share of Common Stock issued as of December 29, 2011, which is owned by Parent.

        On December 6, 2011, AMCE used cash on hand to pay a dividend distribution to Parent in an aggregate amount of $109,581,000. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business, and on January 25, 2012, to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest.

Stock-Based Compensation

        The Company has no stock-based compensation arrangements of its own, but Parent has adopted a stock-based compensation plan. The Company has recorded stock-based compensation expense of $153,000 and $156,000 within general and administrative: other during the thirteen weeks ended December 29, 2011, and December 30, 2010, respectively and $1,471,000 and $1,020,000 during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively. Compensation expense for stock options and restricted stock are recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company's financial statements reflect an increase to additional paid-in capital related to stock-based compensation of $1,471,000 during fiscal 2012. As of December 29, 2011, there was approximately $4,903,000 of total estimated unrecognized compensation cost related to nonvested stock-based compensation arrangements expected to be recognized over a weighted average 2.5 years.

2010 Equity Incentive Plan

        The 2010 Equity Incentive Plan ("Plan") provides for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, other stock-based awards or performance-based compensation awards and permits a maximum of 39,312 shares of common stock of Parent to be issued under the Plan. As of December 29, 2011, approximately 28,580 shares were available for grant under the Plan, including 2,914 shares awarded that have not been granted. The

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 4—STOCKHOLDER'S EQUITY (Continued)

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

        The award agreements, which consisted of grants of non-qualified stock options, restricted stock (time vesting), and restricted stock (performance vesting) to certain of its employees under the 2010 Equity Incentive Plan, generally have the following features, subject to discretionary approval by Parent's compensation committee:

  •
  Non-Qualified Stock Option Award Agreement:  Twenty-five percent of the options will vest on each of the first four anniversaries of the date of grant; provided, however, that the options will become fully vested and exercisable if within one year following a Change of Control (as defined in the Plan), the participant's service is terminated by the Company without cause. The stock options have a ten year term from the date of grant. During the thirty-nine weeks ended December 29, 2011, there was a stock option grant for 7 shares.

  •
  Restricted Stock Award Agreement (Time Vesting):  The restricted shares will become vested on the fourth anniversary of the date of grant; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. During the thirty-nine weeks ended December 29, 2011, there was a restricted stock (time vesting) grant of 7 shares.

  •
  Restricted Stock Award Agreement (Performance Vesting):  In fiscal 2011, the Board approved the award of 5,542 shares of restricted stock (performance vesting), of which 1,346 shares have been granted in fiscal 2012. Approximately twenty-five percent of the total restricted shares of 5,542 approved by the Board will be granted each year over a four-year period starting in fiscal 2011. Each grant has a vesting term of approximately one year conditioned upon the Company meeting certain pre-established annual performance targets; provided, however, that the restricted shares will become fully vested if within one year following a Change of Control, the participant's service is terminated by the Company without cause. The fiscal 2012 performance target was communicated on June 22, 2011 following ASC 718-10-55-95 and the estimated grant date fair value was $1,016,000, or approximately $755 per share. During the third quarter of fiscal 2012, it was determined to be improbable that the Company would meet its pre-established annual performance target for fiscal 2012. The Company discontinued recognizing compensation cost for the restricted stock (performance vesting) grant for fiscal 2012 and reversed compensation cost previously recognized in prior quarters.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 4—STOCKHOLDER'S EQUITY (Continued)

        A summary of stock option activity is as follows:

	Number of Shares(1)	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2011	35,684.168	$449.93
Granted	7.000	752.00
Forfeited	(13.000)	752.00

Outstanding at December 29, 2011	35,678.168	$449.88

Exercisable at December 29, 2011	19,375.698	$446.81

(1)
Includes shares previously granted under the amended and restated 2004 Stock Option Plan. On July 23, 2010, the Board determined that the Company would no longer grant any awards of shares of common stock of the Company under the amended and restated 2004 Stock Option Plan.

        The following table represents the unvested restricted stock (time vesting) and (performance vesting) activity for the thirty-nine weeks ended December 29, 2011:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	5,372	$752.00
Granted	1,353	755.00
Forfeited	(1,359)	755.00

Unvested at December 29, 2011	5,366	$752.00

NOTE 5—INVESTMENTS

        Investments in non-consolidated affiliates and certain other investments accounted for following the equity method generally include all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting control. Investments in non-consolidated affiliates as of December 29, 2011, include a 15.63% interest in National CineMedia, LLC ("NCM"), a 50% interest in two U.S. theatres and one IMAX screen, a 26.22% equity interest in Movietickets.com ("MTC"), a 50% interest in Midland Empire Partners, LLC ("MEP"), a 29% interest in Digital Cinema Implementation Partners, LLC ("DCIP"), and a 50% interest in Open Road Releasing, LLC, operator of Open Road Films, LLC ("ORF"). Indebtedness held by equity method investees is non-recourse to the Company.

        RealD Inc. Common Stock.    The Company holds an investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). The investment in RealD Inc. common stock

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

had been in an unrealized loss position for approximately six months at December 29, 2011. The Company reviewed the unrealized loss for a possible other-than-temporary impairment and determined that the loss as of December 29, 2011 was other-than-temporary. On December 29, 2011, the Company recognized an impairment loss of $17,751,000 within investment expense (income), related to unrealized losses previously recorded in accumulated other comprehensive loss, as the Company has determined the decline in fair value below historical cost to be other-than-temporary at December 29, 2011. Consideration was given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost and the Company's intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Equity in Earnings of Non-Consolidated Entities

        Condensed financial information of our non-consolidated equity method investments is shown below. Amounts are presented under U.S. GAAP for the periods of ownership by the Company.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 29, 2011	December 30, 2010	December 29, 2011	December 30, 2010
Revenues	$161,913	$147,173	$498,279	$410,528
Operating costs and expenses	123,806	86,381	400,713	300,301

Total net earnings from non-consolidated entities	$38,107	$60,792	$97,566	$110,227

The Company's recorded equity in earnings	$6,169	$13,491	$1,864	$17,057

        The components of the Company's recorded equity in earnings (loss) of non-consolidated entities are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 29, 2011	December 30, 2010	December 29, 2011	December 30, 2010
National CineMedia, LLC	$8,888	$10,711	$19,402	$23,145
Digital Cinema Implementation Partners, LLC	2,524	3,225	(412)	(5,356)
Open Road Releasing, LLC	(2,269)	(250)	(14,466)	(250)
Other	(2,974)	(195)	(2,660)	(482)

The Company's recorded equity in earnings	$6,169	$13,491	$1,864	$17,057

        DCIP Transactions.    As of December 29, 2011 and March 31, 2011, the Company had recorded $3,638,000 and $3,376,000 respectively, of amounts due from DCIP related to equipment purchases made on behalf of DCIP for the installation of digital projection systems. After the projectors are installed and the Company is reimbursed for its installation costs, the Company will make capital contributions to DCIP for projector and installation costs in excess of the cap ($68,000 per system for digital conversions). The Company pays equipment rent monthly and records the equipment rental

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

expense on a straight-line basis over 12 years, including scheduled escalations of rent to commence after six and one-half years from the inception of the agreement. The difference between the cash rent and straight-line rent is recorded to deferred rent, a long-term liability account. As of December 29, 2011 and March 31, 2011, the Company had recorded $4,034,000 and $1,471,000 of deferred rent liability, respectively. The Company recorded digital equipment rental expense of $1,841,000 and $843,000 during the thirteen weeks ended December 29, 2011 and December 30, 2010, respectively and $5,081,000 and $1,785,000 during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively.

        Open Road Films Transactions.    The Company incurred approximately $2 million in film exhibition costs during the thirty-nine weeks ended December 29, 2011 for Killer Elite, the first title distributed by ORF.

        NCM Transactions.    As of December 29, 2011, the Company owns 17,323,782 units, or a 15.63% interest, in NCM. As a founding member, the Company has the ability to exercise significant influence over the governance of NCM, and, accordingly accounts for its investment following the equity method. The estimated fair market value of the units in NCM was approximately $208,405,000, based on the price per share of NCM, Inc. on December 29, 2011 of $12.03 per share.

        As of December 29, 2011 and March 31, 2011, the Company had recorded $1,628,000 and $1,708,000 respectively, of amounts due from NCM related to on-screen advertising revenue and theatre rent. As of December 29, 2011 and March 31, 2011, the Company had recorded $1,471,000 and $1,355,000 respectively, of amounts due to NCM related to the Exhibitor Services Agreement. The Company recorded revenues for advertising from NCM of $5,577,000 and $5,658,000 during the thirteen weeks ended December 29, 2011 and December 30, 2010, respectively and $17,930,000 and $17,068,000 during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively. The Company recorded NCM advertising expenses related to beverage advertising of $2,895,000 and $2,999,000 during the thirteen weeks ended December 29, 2011 and December 30, 2010, respectively and $10,093,000 and $9,685,000 during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 5—INVESTMENTS (Continued)

        The Company recorded the following changes in the carrying amount of its investment in NCM and equity in earnings of NCM during the thirty-nine weeks ended December 29, 2011:

(In thousands)	Investment in NCM(1)	Deferred Revenue(2)	Cash Received	Equity in (Earnings)	Advertising (Revenue)
Beginning balance March 31, 2011	$74,551	$(333,792)
Receipt of excess cash distributions	(4,728)	—	$18,544	$(13,816)	$—
Receipt under Tax Receivable Agreement	(35)	—	494	(459)	—
Amortization of deferred revenue	—	3,773	—	—	(3,773)
Equity in earnings(3)	5,127	—	—	(5,127)	—

For the period ended or balance as of December 29, 2011	$74,915	$(330,019)	$19,038	$(19,402)	$(3,773)

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

December 29, 2011

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

December 29, 2011

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

        Recurring Fair Value Measurements.    The following table summarizes the fair value hierarchy of the Company's financial assets carried at fair value on a recurring basis as of December 29, 2011:

		Fair Value Measurements at December 29, 2011 Using
(In thousands)	Total Carrying Value at December 29, 2011	Quoted prices in active market (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Other long-term assets:
Money Market Mutual Funds	$86	$86	$—	$—
Equity securities, available-for-sale:
RealD Inc. Common Stock	9,844	9,844	—	—
Mutual Fund Large U.S. Equity	2,069	2,069	—	—
Mutual Fund Small/Mid U.S. Equity	317	317	—	—
Mutual Fund International	137	137	—	—
Mutual Fund Broad U.S. Equity	27	27	—	—
Mutual Fund Balance	70	70	—	—
Mutual Fund Fixed Income	299	299	—	—

Total assets at fair value	$12,849	$12,849	$—	$—

        Valuation Techniques.    The Company's money market mutual funds are invested in funds that seek to preserve principal, are highly liquid, and therefore are recorded on the balance sheet at the principal amounts deposited, which equals fair value. The equity securities, available-for-sale, primarily consist of common stock and mutual funds invested in equity, fixed income, and international funds and are measured at fair value using quoted market prices. The unrealized gain on the equity securities recorded in accumulated other comprehensive loss as of December 29, 2011 was approximately $369,000. See Note 5—Investments, for further information regarding RealD Inc. common stock and the related other-than-temporary impairment.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 6—FAIR VALUE MEASUREMENTS (Continued)

        Other Fair Value Measurement Disclosures.    The Company is required to disclose the fair value of financial instruments that are not recognized in the statement of financial position for which it is practicable to estimate that value. At December 29, 2011, the carrying amount of the Company's liabilities for corporate borrowings was approximately $2,100,247,000 and the fair value was approximately $2,087,288,000. At March 31, 2011, the carrying amount of the corporate borrowings was approximately $2,102,540,000 and the fair value was approximately $2,212,100,000. Quoted market prices were used to value publicly held corporate borrowings. The carrying value of cash and equivalents approximates fair value because of the short duration of those instruments.

NOTE 7—THEATRE AND OTHER CLOSURE AND DISPOSITION OF ASSETS

        A rollforward of reserves for theatre and other closure is as follows:

	Thirty-nine Weeks Ended
(In thousands)	December 29, 2011	December 30, 2010
Beginning balance	$73,852	$6,694
Theatre and other closure expense	5,687	5,381
Transfer of property tax liability	298	173
Transfer of deferred rent	—	1,889
Transfer of capitalized lease obligation	32	—
Disposition of assets	(485)	—
Foreign currency translation adjustment	(1,232)	(4)
Cash payments	(11,655)	(1,719)

Ending balance	$66,497	$12,414

        During the thirty-nine weeks ended December 29, 2011 and December 30, 2010, the Company recognized $5,687,000 and $5,381,000, respectively, of theatre and other closure expense primarily related to accretion on previously closed properties with remaining lease obligations.

        Theatre and other closure reserves for leases that have not been terminated are recorded at the present value of the future contractual commitments for the base rents, taxes and maintenance.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 8—INCOME TAXES

        The difference between the effective tax rate on earnings from continuing operations before income taxes and the U.S. federal income tax statutory rate is as follows:

	Thirty-nine Weeks Ended
	December 29, 2011	December 30, 2010
Income tax expense (benefit) at the federal statutory rate	$(28,440)	$13,600
Effect of:
State income taxes	1,510	2,550
Permanent items	(90)	(200)
Change in ASC 740 (formally FIN 48) reserve	(5,410)	—
Valuation allowance	33,940	(13,400)
Other, net	—	—

Income tax expense	$1,510	$2,550

Effective income tax rate	(1.9)%	6.6%

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

        The current period decrease related to ASC 740, Income Taxes, (formally FIN 48) reserve includes increases for current year positions of $705,000, decreases for expiring statute of limitations of $5,135,000, and amounts for effectively settled of $980,000.

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

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 9—EMPLOYEE BENEFIT PLANS (Continued)

        The Company expects to make pension contributions of approximately $967,000 per quarter for a total of approximately $3,868,000 during fiscal 2012.

        Net periodic benefit cost recognized for the plans during the thirteen weeks ended December 29, 2011 and December 30, 2010 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 29, 2011	December 30, 2010	December 29, 2011	December 30, 2010
Components of net periodic benefit cost:
Service cost	$45	$45	$37	$38
Interest cost	1,160	1,152	294	319
Expected return on plan assets	(1,116)	(996)	—	—
Amortization of net (gain) loss	1	(3)	—	—
Amortization of prior service credit	—	—	(223)	(216)

Net periodic benefit cost	$90	$198	$108	$141

        Net periodic benefit cost recognized for the plans during the thirty-nine weeks ended December 29, 2011 and December 30, 2010 consists of the following:

	Pension Benefits		Other Benefits
(In thousands)	December 29, 2011	December 30, 2010	December 29, 2011	December 30, 2010
Components of net periodic benefit cost:
Service cost	$135	$136	$112	$115
Interest cost	3,480	3,456	883	957
Expected return on plan assets	(3,349)	(2,988)	—	—
Amortization of net loss	4	148	—	—
Amortization of prior service credit	—	—	(668)	(649)

Net periodic benefit cost	$270	$752	$327	$423

        During the thirty-nine weeks ended December 29, 2011, the Company recorded additional estimated net withdrawal liabilities of approximately $147,000 related to multiemployer pension plans where it had ceased making contributions. As of December 29, 2011, the Company's recorded liability related to these collectively bargained multiemployer pension plan withdrawals, net of quarterly payments, was $3,170,000.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

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

Thirteen weeks ended December 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$380,743	$3,620	$—	$384,363
Concessions	—	151,472	1,194	—	152,666
Other theatre	—	19,979	257	—	20,236

Total revenues	—	552,194	5,071	—	557,265

Operating Costs and Expenses
Film exhibition costs	—	199,810	1,548	—	201,358
Concession costs	—	21,606	238	—	21,844
Operating expense	—	172,990	3,692	—	176,682
Rent	—	115,252	1,393	—	116,645
General and administrative:
Merger, acquisition and transaction income	—	(157)	—	—	(157)
Management fee	—	1,250	—	—	1,250
Other	—	7,813	1	—	7,814
Depreciation and amortization	—	53,637	106	—	53,743

Operating costs and expenses	—	572,201	6,978	—	579,179

Operating loss	—	(20,007)	(1,907)	—	(21,914)
Other expense (income)
Equity in net loss of subsidiaries	73,724	1,950	—	(75,674)	—
Other income	—	(2,768)	—	—	(2,768)
Interest expense:
Corporate borrowings	40,217	51,184	—	(51,158)	40,243
Capital and financing lease obligations	—	1,489	—	—	1,489
Equity in (earnings) losses of non-consolidated entities	2,645	(8,857)	43	—	(6,169)
Investment expense (income)	(43,809)	10,352	—	51,158	17,701

Total other expense	72,777	53,350	43	(75,674)	50,496

Loss from continuing operations before income taxes	(72,777)	(73,357)	(1,950)	75,674	(72,410)
Income tax provision	—	440	—	—	440

Loss from continuing operations	(72,777)	(73,797)	(1,950)	75,674	(72,850)
Earnings from discontinued operations, net of income taxes	—	73	—	—	73

Net loss	$(72,777)	$(73,724)	$(1,950)	$75,674	$(72,777)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirty-nine weeks ended December 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,326,795	$11,162	$—	$1,337,957
Concessions	—	529,499	3,967	—	533,466
Other theatre	—	58,542	859	—	59,401

Total revenues	—	1,914,836	15,988	—	1,930,824

Operating Costs and Expenses
Film exhibition costs	—	711,820	4,995	—	716,815
Concession costs	—	72,911	795	—	73,706
Operating expense	—	536,799	8,401	—	545,200
Rent	—	348,106	4,095	—	352,201
General and administrative:
Merger, acquisition and transaction costs	85	1,094	—	—	1,179
Management fee	—	3,750	—	—	3,750
Other	—	36,031	34	—	36,065
Depreciation and amortization	—	156,573	341	—	156,914

Operating costs and expenses	85	1,867,084	18,661	—	1,885,830

Operating income (loss)	(85)	47,752	(2,673)	—	44,994
Other expense (income)
Equity in net loss of subsidiaries	90,590	3,099	—	(93,689)	—
Other income	—	(14,297)	—	—	(14,297)
Interest expense:
Corporate borrowings	120,256	153,136	—	(153,127)	120,265
Capital and financing lease obligations	—	4,480	—	—	4,480
Equity in (earnings) losses of non-consolidated entities	2,333	(4,623)	426	—	(1,864)
Investment expense (income)	(131,074)	(4,392)	—	153,127	17,661

Total other expense	82,105	137,403	426	(93,689)	126,245

Loss from continuing operations before income taxes	(82,190)	(89,651)	(3,099)	93,689	(81,251)
Income tax provision	525	985	—	—	1,510

Loss from continuing operations	(82,715)	(90,636)	(3,099)	93,689	(82,761)
Earnings from discontinued operations, net of income taxes	—	46	—	—	46

Net loss	$(82,715)	$(90,590)	$(3,099)	$93,689	$(82,715)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirteen weeks ended December 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$424,178	$3,180	$—	$427,358
Concessions	—	158,891	1,147	—	160,038
Other theatre	—	15,086	385	—	15,471

Total revenues	—	598,155	4,712	—	602,867

Operating Costs and Expenses
Film exhibition costs	—	222,231	1,411	—	223,642
Concession costs	—	19,517	243	—	19,760
Operating expense	—	172,978	1,692	—	174,670
Rent	—	117,588	2,498	—	120,086
General and administrative:
Merger, acquisition and transaction costs	—	2,196	—	—	2,196
Management fee	—	1,250	—	—	1,250
Other	—	10,147	45	—	10,192
Depreciation and amortization	—	55,871	66	—	55,937

Operating costs and expenses	—	601,778	5,955	—	607,733

Operating loss	—	(3,623)	(1,243)	—	(4,866)
Other expense (income)
Equity in net loss of subsidiaries	36,936	1,454	—	(38,390)	—
Other expense	367	8,467	—	—	8,834
Interest expense:
Corporate borrowings	35,071	44,221	—	(44,230)	35,062
Capital and financing lease obligations	—	1,596	—	—	1,596
Equity in earnings of non-consolidated entities	(177)	(13,525)	211	—	(13,491)
Investment income	(38,084)	(6,351)	—	44,230	(205)

Total other expense	34,113	35,862	211	(38,390)	31,796

Loss from continuing operations before income taxes	(34,113)	(39,485)	(1,454)	38,390	(36,662)
Income tax benefit	(1,300)	(1,950)	—	—	(3,250)

Loss from continuing operations	(32,813)	(37,535)	(1,454)	38,390	(33,412)
Earnings from discontinued operations, net of income taxes	—	599	—	—	599

Net loss	$(32,813)	$(36,936)	$(1,454)	$38,390	$(32,813)

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirty-nine weeks ended December 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Revenues
Admissions	$—	$1,325,071	$9,456	$—	$1,334,527
Concessions	—	512,259	3,450	—	515,709
Other theatre	—	46,328	880	—	47,208

Total revenues	—	1,883,658	13,786	—	1,897,444

Operating Costs and Expenses
Film exhibition costs	—	700,413	4,233	—	704,646
Concession costs	—	63,297	764	—	64,061
Operating expense	—	491,017	5,129	—	496,146
Rent	—	350,042	6,079	—	356,121
General and administrative:
Merger, acquisition and transaction costs	—	13,171	—	—	13,171
Management fee	—	3,750	—	—	3,750
Other	—	41,176	74	—	41,250
Depreciation and amortization	—	156,715	180	—	156,895

Operating costs and expenses	—	1,819,581	16,459	—	1,836,040

Operating income (loss)	—	64,077	(2,673)	—	61,404
Other expense (income)
Equity in net (earnings) loss of subsidiaries	(28,576)	3,593	—	24,983	—
Other expense (income)	367	(1,218)	—	—	(851)
Interest expense:
Corporate borrowings	100,832	128,263	—	(128,283)	100,812
Capital and financing lease obligations	—	4,604	—	—	4,604
Equity in (earnings) losses of non-consolidated entities	(473)	(17,504)	920	—	(17,057)
Gain on NCM transactions	—	(64,648)	—	—	(64,648)
Investment income	(109,967)	(18,625)	—	128,283	(309)

Total other expense (income)	(37,817)	34,465	920	24,983	22,551

Earnings (loss) from continuing operations before income taxes	37,817	29,612	(3,593)	(24,983)	38,853
Income tax provision	940	1,610	—	—	2,550

Earnings (loss) from continuing operations	36,877	28,002	(3,593)	(24,983)	36,303
Earnings from discontinued operations, net of income taxes	—	574	—	—	574

Net earnings (loss)	$36,877	$28,576	$(3,593)	$(24,983)	$36,877

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of December 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$173,205	$40,315	$—	$213,520
Receivables, net	448	72,842	249	—	73,539
Other current assets	—	87,794	2,057	—	89,851

Total current assets	448	333,841	42,621	—	376,910
Investment in equity of subsidiaries	(324,966)	80,102	—	244,864	—
Property, net	—	898,533	521	—	899,054
Intangible assets, net	—	139,156	—	—	139,156
Intercompany advances	2,575,977	(2,656,823)	80,846	—	—
Goodwill	—	1,923,667	—	—	1,923,667
Other long-term assets	31,319	240,489	202	—	272,010

Total assets	$2,282,778	$958,965	$124,190	$244,864	$3,610,797

Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$—	$203,767	$835	$—	$204,602
Accrued expenses and other liabilities	15,091	107,925	3,167	—	126,183
Deferred revenues and income	—	205,342	463	—	205,805
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	2,880	—	—	9,380

Total current liabilities	21,591	519,914	4,465	—	545,970
Corporate borrowings	2,093,747	—	—	—	2,093,747
Capital and financing lease obligations	—	60,117	—	—	60,117
Deferred revenues—for exhibitor services agreement	—	330,019	—	—	330,019
Other long-term liabilities	—	373,881	39,623	—	413,504

Total liabilities	2,115,338	1,283,931	44,088	—	3,443,357
Stockholder's equity (deficit)	167,440	(324,966)	80,102	244,864	167,440

Total liabilities and stockholder's equity	$2,282,778	$958,965	$124,190	$244,864	$3,610,797

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

As of March 31, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Assets
Current assets:
Cash and equivalents	$—	$261,096	$40,062	$—	$301,158
Receivables, net	129	26,341	222	—	26,692
Other current assets	—	85,987	2,162	—	88,149

Total current assets	129	373,424	42,446	—	415,999
Investment in equity of subsidiaries	(235,409)	79,567	—	155,842	—
Property, net	—	957,738	984	—	958,722
Intangible assets, net	—	149,493	—	—	149,493
Intercompany advances	2,694,299	(2,775,489)	81,190	—	—
Goodwill	—	1,923,667	—	—	1,923,667
Other long-term assets	37,278	254,629	457	—	292,364

Total assets	$2,496,297	$963,029	$125,077	$155,842	$3,740,245

Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$—	$164,553	$863	$—	$165,416
Accrued expenses and other liabilities	33,598	104,519	870	—	138,987
Deferred revenues and income	—	140,766	471	—	141,237
Current maturities of corporate borrowings and capital and financing lease obligations	6,500	3,455	—	—	9,955

Total current liabilities	40,098	413,293	2,204	—	455,595
Corporate borrowings	2,096,040	—	—	—	2,096,040
Capital and financing lease obligations	—	62,220	—	—	62,220
Deferred revenues—for exhibitor services agreement	—	333,792	—	—	333,792
Other long-term liabilities	—	389,133	43,306	—	432,439

Total liabilities	2,136,138	1,198,438	45,510	—	3,380,086
Stockholder's equity (deficit)	360,159	(235,409)	79,567	155,842	360,159

Total liabilities and stockholder's equity	$2,496,297	$963,029	$125,077	$155,842	$3,740,245

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirty-nine weeks ended December 29, 2011:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,417)	$141,481	$193	$—	$137,257

Cash flows from investing activities:
Capital expenditures	—	(84,919)	(164)	—	(85,083)
Proceeds from sale/leaseback of digital projection equipment	—	953	—	—	953
Investments in non-consolidated entities, net	1,049	(24,883)	(1)	—	(23,835)
Proceeds from the disposition of long-term assets	—	1,191	—	—	1,191
Other, net	—	(1,200)	—	—	(1,200)

Net cash provided by (used in) investing activities	1,049	(108,858)	(165)	—	(107,974)

Cash flows from financing activities:
Deferred financing costs	(667)	—	—	—	(667)
Principal payments under capital and financing lease obligations	—	(2,645)	—	—	(2,645)
Principle payments under Term Loan	(3,250)	—	—	—	(3,250)
Change in construction payables	—	(1,298)	—	—	(1,298)
Dividends paid to Parent	(109,581)	—	—	—	(109,581)
Change in intercompany advances	116,866	(117,210)	344	—	—

Net cash provided by (used in) financing activities	3,368	(121,153)	344	—	(117,441)

Effect of exchange rate changes on cash and equivalents	—	639	(119)	—	520

Net increase (decrease) in cash and equivalents	—	(87,891)	253	—	(87,638)
Cash and equivalents at beginning of period	—	261,096	40,062	—	301,158

Cash and equivalents at end of period	$—	$173,205	$40,315	$—	$213,520

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 10—CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Thirty-nine weeks ended December 30, 2010:

(In thousands)	AMCE	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated AMC Entertainment Inc.
Cash flows from operating activities:
Net cash provided by operating activities	$26,211	$88,545	$55	$—	$114,811

Cash flows from investing activities:
Capital expenditures	—	(83,885)	(200)	—	(84,085)
Acquisition of Kerasotes, net of cash acquired	—	(280,606)	—	—	(280,606)
Proceeds from sale/leaseback of digital projection equipment	—	4,905	—	—	4,905
Proceeds from NCM, Inc. stock sale	—	102,224	—	—	102,224
Proceeds from disposition of Cinemex	—	1,845	—	—	1,845
Investments in non-consolidated entities, net	—	2,036	—	—	2,036
Proceeds from the disposition of long-term assets	—	58,391	—	—	58,391
Other, net	—	(3,259)	200	—	(3,059)

Net cash used in investing activities	—	(198,349)	—	—	(198,349)

Cash flows from financing activities:
Repurchase of Senior Subordinated Notes due 2016	(95,098)	—	—	—	(95,098)
Payment of tender offer and consent solicitation consideration on Senior Subordinated Notes due 2016	(5,801)	—	—	—	(5,801)
Proceeds from issuance of Senior Subordinated Notes due 2020	600,000	—	—	—	600,000
Deferred financing costs	(13,665)	—	—	—	(13,665)
Principal payments under capital and financing lease obligations	—	(3,133)	—	—	(3,133)
Principal payments under Term Loan	(3,250)	—	—	—	(3,250)
Change in construction payables	—	(4,037)	—	—	(4,037)
Dividends paid to Parent	(200,218)	—	—	—	(200,218)
Change in intercompany advances	(308,179)	307,724	455	—	—

Net cash provided by (used in) financing activities	(26,211)	300,554	455	—	274,798

Effect of exchange rate changes on cash and equivalents	—	(60)	(376)	—	(436)

Net decrease in cash and equivalents	—	190,690	134	—	190,824
Cash and equivalents at beginning of period	—	455,242	40,101	—	495,343

Cash and equivalents at end of period	$—	$645,932	$40,235	$—	$686,167

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

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

        As to line-of-sight matters, the trial court entered summary judgment in favor of the Department as to both liability and as to the appropriate remedy. On December 5, 2008, the Ninth Circuit Court of Appeals reversed the trial court as to the appropriate remedy and remanded the case back to the trial court for findings consistent with its decision. The Company and the Department reached a settlement regarding the extent of betterments and remedies required for line-of-sight violations which the parties believe are consistent with the Ninth Circuit's decision. The trial court approved the settlement on November 29, 2010. As to the non-line-of-sight aspects of the case, on January 21, 2003, the trial court entered summary judgment in favor of the Department on matters such as parking areas, signage, ramps, location of toilets, counter heights, ramp slopes, companion seating and the location and size of handrails. On December 5, 2003, the trial court entered a consent order and final judgment on non-line-of-sight issues under which the Company agreed to remedy certain violations at its stadium-style theatres and at certain theatres it may open in the future. Currently the Company estimates that these betterments will be required at approximately 140 stadium-style theatres. The Company estimates that the total cost of these betterments will be approximately $59,000,000, and through December 29, 2011 the Company has incurred approximately $48,800,000 of these costs. The estimate is based on actual costs incurred on remediation work completed to date. The remaining unpaid costs of these betterments are not expected to have a material adverse impact to the Company's financial condition, results of operations or cash flows.

        Michael Bateman v. American Multi-Cinema, Inc.    (No. CV07-00171). In January 2007, a class action complaint was filed against the Company in the Central District of the United States District Court of California (the "District Court") alleging violations of the Fair and Accurate Credit Transactions Act ("FACTA"). FACTA provides in part that neither expiration dates nor more than the last 5 numbers of a credit or debit card may be printed on receipts given to customers. FACTA imposes significant penalties upon violators where the violation is deemed to have been willful. Otherwise damages are limited to actual losses incurred by the card holder. On October 11, 2011, the District Court granted final approval of the class action settlement. The settlement did not have a material adverse impact to the Company's financial condition, results of operations or cash flows. A Notice of Appeal to the Ninth Circuit Court of Appeals from the District Court's final approval order was filed by a putative class member who objected to the class settlement in the district court; the appeal is pending.

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

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

NOTE 12—NEW ACCOUNTING PRONOUNCEMENTS

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, ("ASU 2011-08"). Under this amendment, an entity will have an option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the goodwill impairment test performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt ASU 2011-08 in the fourth quarter of fiscal 2012 and does not expect the adoption of ASU 2011-08 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, ("ASU 2011-05"). This ASU provides companies with an option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two-separate but consecutive statements. This ASU will eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholder's equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05, ("ASU 2011-12"), which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the

AMC ENTERTAINMENT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 29, 2011

(Unaudited)

NOTE 12—NEW ACCOUNTING PRONOUNCEMENTS (Continued)

deferral entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. ASU 2011-05 and the deferrals in ASU 2011-12 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2011 with retrospective application required. The Company will adopt these accounting standard updates as of the beginning of fiscal 2013 and include the presentation requirements in its consolidated financial statements as of the first quarter of fiscal 2013.

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

        Upon the consummation of a change in control transaction or an initial public offering, each of the Sponsors will receive, in lieu of quarterly payments of the annual management fee, a fee equal to the net present value of the aggregate annual management fee that would have been payable to the Sponsors during the remainder of the term of the fee agreement (assuming a twelve year term from the date of the original fee agreement), calculated using the treasury rate having a final maturity date that is closest to the twelfth anniversary of the date of the original fee agreement date. As of December 29, 2011, the Company estimates that this amount would be $23,235,000. The Company expects to record any lump sum payment to the Sponsors as a dividend.

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

Overview

        We are one of the world's leading theatrical exhibition companies. During the thirty-nine weeks ended December 29, 2011, we opened one theatre with 12 screens in the U.S., permanently closed 14 theatres with 92 screens in the U.S., and temporarily closed and reopened one theatre with 14 screens in the U.S. to remodel into a dine-in theatre. As of December 29, 2011, we owned, operated or had interests in 347 theatres and 5,048 screens, with 99%, or 4,993, of our screens in the U.S. and Canada.

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

        Technical innovation has allowed us to enhance the consumer experience through premium formats such as IMAX, 3D and other large screen formats. When combined with our major markets' customer base, the operating flexibility of digital technology will enhance our capacity utilization and dynamic pricing capabilities. This will enable us to achieve higher ticket prices for premium formats, and provide incremental revenue from the exhibition of alternative content such as live concerts, sporting events, Broadway shows, opera and other non-traditional programming. Within each of our major markets, we are able to charge a premium for these services relative to our smaller markets. We will continue to broaden our content offerings through the installation of additional IMAX, and ETX (our proprietary large screen format) and the presentation of attractive alternative content.

        We continually upgrade the quality of our theatre circuit by adding new screens through new builds (including expansions) and acquisitions and by disposing of older screens through closures and sales. We are an industry leader in the development and operation of theatres. Typically our theatres have 12 or more screens and offer amenities to enhance the movie-going experience, such as stadium seating providing unobstructed viewing, digital sound and enhanced seat design. We have increased our 3D enabled screens, including ETX 3D enabled screens, by 1,371 to 2,192 screens and our IMAX screens by 18 to 125 screens since December 30, 2010; and as of December 29, 2011, approximately 45.9% of our screens were 3D enabled screens, including IMAX 3D enabled screens, and approximately 2.5% of our screens were IMAX 3D enabled screens. We are the largest IMAX exhibitor in the world with a 45% market share in the United States and nearly twice the screen count of the second largest U.S. IMAX exhibitor, and each of our IMAX local installations is protected by geographic exclusivity.

        Concessions sales are our second largest source of revenue after box office admissions. Concessions items traditionally include popcorn, soft drinks, candy and hot dogs. Different varieties of concession items are offered at our theatres based on preferences in that particular geographic region. Our strategy emphasizes prominent and appealing concessions counters designed for rapid service and efficiency including a guest friendly self-serve experience. We design our theatres to have more concessions capacity to make it easier to serve larger numbers of customers. Strategic placement of large concessions stands within theatres increases their visibility, aids in reducing the length of lines, allows flexibility to introduce new concepts and improves traffic flow around the concessions stands. To address recent consumer trends, we are expanding our menu of premium food and beverage products to include made-to-order drinks and meals, customized coffee, healthy snacks, alcohol and other gourmet products. We plan to invest across a spectrum of enhanced food and beverage formats, from simple, less capital-intensive concession design improvements to the development of new dine-in theatre options to rejuvenate theatres approaching the end of their useful lives as traditional movie theatres and, in some of our larger theatres, to more efficiently leverage their additional capacity. The costs of these conversions in some cases are partially covered by investments from the theatre landlord. We have successfully implemented our dine-in theatre concepts at 9 locations, which feature full kitchen facilities, seat-side servers and a separate bar and lounge area. Over the next three years, beginning with fiscal 2012, we plan to continue to invest in one or more enhanced food and beverage offerings across 100 to 125 theatres.

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

        On May 24, 2010, we completed the acquisition of 92 theatres and 928 screens from Kerasotes Showplace Theatres, LLC ("Kerasotes"). The acquisition of Kerasotes significantly increased our size. Accordingly, results of operations for the thirty-nine weeks ended December 29, 2011 are not comparable to our results for the thirty-nine weeks ended December 30, 2010, which include approximately thirty-one weeks of operations of the theatres we acquired.

        On April 1, 2011, we fully launched AMC Stubs, a guest frequency program, which allows members to earn rewards, including $10 for each $100 spent, redeemable on future purchases at AMC locations. The portion of the admissions and concessions revenues attributed to the rewards is deferred as a reduction of admissions and concessions revenues, based on member redemptions. Rewards must be redeemed no later than 90 days from the date of issuance. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. Rewards not redeemed within 90 days are forfeited and recognized as admissions or concessions revenues based on original point of sale. The program's annual membership fee is deferred, net of estimated refunds, and is recognized ratably over the one-year membership period.

        Since launching AMC Stubs during the current fiscal year we have experienced an initial increase in membership which has resulted in more rewards earned than redeemed. As a result of launching AMC Stubs, our admissions and concessions revenues have been reduced during the current fiscal year, and because the program is new, there was no similar impact in the prior fiscal year. The following table reflects AMC Stubs activity during the thirteen and thirty-nine weeks ended December 29, 2011:

			AMC Stubs Revenue for Thirteen Weeks Ended December 29, 2011
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, September 29, 2011	$10,569	$14,117
Membership fees received	6,104	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	3,533	—	(3,533)	—
Concessions	—	8,649	—	—	(8,649)
Rewards redeemed:
Admissions	—	(2,978)	—	2,978	—
Concessions	—	(4,859)	—	—	4,859
Amortization of deferred revenue	(4,451)	—	4,451	—	—

For the period ended or balance as of December 29, 2011	$12,222	$18,462	$4,451	$(555)	$(3,790)

			AMC Stubs Revenue for Thirty-nine Weeks Ended December 29, 2011
(In thousands)	Deferred Membership Fees	Deferred Rewards	Other Theatre Revenues (Membership Fees)	Admissions Revenues	Concessions Revenues
Balance, March 31, 2011	$858	$579
Membership fees received	20,060	—	$—	$—	$—
Rewards accumulated, net of expirations:
Admissions	—	12,773	—	(12,773)	—
Concessions	—	22,252	—	—	(22,252)
Rewards redeemed:
Admissions	—	(6,774)	—	6,774	—
Concessions	—	(10,368)	—	—	10,368
Amortization of deferred revenue	(8,696)	—	8,696	—	—

For the period ended or balance as of December 29, 2011	$12,222	$18,462	$8,696	$(5,999)	$(11,884)

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

        On December 15, 2010, we completed the offering of $600,000,000 aggregate principal amount of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020"). Concurrently with the initial Notes due 2020 offering, we launched a cash tender offer and consent solicitation and redeemed the then outstanding $325,000,000 aggregate principal amount of our 11% Senior Subordinated Notes due

2016 ("Notes due 2016") during fiscal 2011. Also, on December 15, 2010, we entered into a third amendment to our Senior Secured Credit Agreement dated as of January 26, 2006 to, among other things: (i) extend the maturity of the term loans held by accepting lenders of $476,597,000 aggregate principal amount of term loans from January 26, 2013 to December 15, 2016 and to increase the interest rate with respect to such term loans, (ii) replace our existing revolving credit facility with a new five-year revolving credit facility (with higher interest rates and a longer maturity than the existing revolving credit facility), and (iii) amend certain of our existing covenants therein. Primarily as a result of these transactions, our interest expense on corporate borrowings increased $19,453,000 during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010.

        On December 29, 2011, we reviewed the fair value of our investment in RealD Inc. common stock, which is accounted for as an equity security, available for sale, and is recorded in the Consolidated Balance Sheets in other long-term assets at fair value (Level 1). Our investment in RealD Inc. common stock has been in an unrealized loss position for approximately six months at December 29, 2011. We reviewed the unrealized loss for a possible other-than-temporary impairment and determined that the loss as of December 29, 2011 was other-than-temporary. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. On December 29, 2011, we recognized an impairment loss of $17,751,000 within investment expense (income), related to unrealized losses previously recorded in accumulated other comprehensive loss, as we have determined the decline in fair value below historical cost to be other than temporary at December 29, 2011. Consideration was given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

        We used cash on hand to pay a dividend distribution of $109,581,000 on December 6, 2011 to our stockholder, Parent, which was treated as a reduction of additional paid-in capital. Parent used the available funds to pay corporate overhead expenses incurred in the ordinary course of business, and on January 25, 2012, to redeem its Term Loan Facility due June 2012, plus accrued and unpaid interest.

Operating Results

        The following table sets forth our revenues, operating costs and expenses attributable to our theatrical exhibition operations.

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
(In thousands)	December 29, 2011	December 30, 2010	% Change	December 29, 2011	December 30, 2010	% Change
Revenues
Theatrical exhibition
Admissions	$384,363	$427,358	-10.1%	$1,337,957	$1,334,527	0.3%
Concessions	152,666	160,038	-4.6%	533,466	515,709	3.4%
Other theatre	20,236	15,471	30.8%	59,401	47,208	25.8%

Total revenues	$557,265	$602,867	-7.6%	$1,930,824	$1,897,444	1.8%

Operating Costs and Expenses
Theatrical exhibition
Film exhibition costs	$201,358	$223,642	-10.0%	$716,815	$704,646	1.7%
Concession costs	21,844	19,760	10.5%	73,706	64,061	15.1%
Operating expense	176,682	174,670	1.2%	545,200	496,146	9.9%
Rent	116,645	120,086	-2.9%	352,201	356,121	-1.1%
General and administrative expense:
Merger, acquisition and transaction costs (income)	(157)	2,196	* %	1,179	13,171	-91.0%
Management Fee	1,250	1,250	—%	3,750	3,750	—%
Other	7,814	10,192	-23.3%	36,065	41,250	-12.6%
Depreciation and amortization	53,743	55,937	-3.9%	156,914	156,895	—%

Operating costs and expenses	$579,179	$607,733	-4.7%	$1,885,830	$1,836,040	2.7%

*
Percentage change in excess of 100%

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	December 29, 2011	December 30, 2010	December 29, 2011	December 30, 2010
Operating Data—Continuing Operations:
New theatre screens	—	41	26	55
Screens acquired	—	—	—	960
Screen dispositions	35	142	106	325
Average screens—continuing operations(1)	4,969	5,169	4,989	5,080
Number of screens operated			5,048	5,203
Number of theatres operated			347	361
Screens per theatre			14.5	14.4
Attendance (in thousands)—continuing operations(1)	43,291	47,416	150,393	152,895

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In thousands)	December 29, 2011	December 30, 2010	December 29, 2011	December 30, 2010
Earnings (loss) from continuing operations	$(72,850)	$(33,412)	$(82,761)	$36,303
Plus:
Income tax provision (benefit)	440	(3,250)	1,510	2,550
Interest expense	41,732	36,658	124,745	105,416
Depreciation and amortization	53,743	55,937	156,914	156,895
Certain operating expenses(1)	4,704	8,001	13,167	94
Equity in earnings of non-consolidated entities	(6,169)	(13,491)	(1,864)	(17,057)
Cash distributions from non-consolidated entities(2)	10,347	11,229	20,595	21,404
Gain on NCM transactions	—	—	—	(64,648)
Investment expense (income)	17,701	(205)	17,661	(309)
Other expense(3)	25	11,044	389	11,044
General and administrative expense—unallocated:
Merger, acquisition and transaction costs (income)	(157)	2,196	1,179	13,171
Management fee	1,250	1,250	3,750	3,750
Stock-based compensation expense	153	156	1,471	1,020

Adjusted EBITDA(2)(4)	$50,919	$76,113	$256,756	$269,633

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

(3)
Other expense for fiscal 2012 is comprised of expenses on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $68,000 and expenses related to the modification of the Senior Secured Credit Facility of $321,000. Other expense for fiscal 2011 is comprised of the loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $7,631,000 and expense related to the modification of the Senior Secured Credit Facility of $3,413,000.

(4)
The acquisition of Kerasotes contributed approximately $25,700,000 during the thirty-nine weeks ended December 29, 2011 in Adjusted EBITDA compared to $26,600,000 during the thirty-one week period of May 24, 2010 to December 30, 2010.

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

Thirteen Weeks Ended December 29, 2011 and December 30, 2010

        Revenues.    Total revenues decreased 7.6%, or $45,602,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010. Admissions revenues decreased 10.1%, or $42,995,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010, primarily due to an 8.7% decrease in attendance and a 1.4% decrease in average ticket prices. Total admissions revenues were reduced by deferrals, net of rewards redeemed, of $555,000 during the third quarter of fiscal 2012 related to rewards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The decrease in average ticket price was primarily due to a decrease in attendance from 3D and IMAX film product for which we are able to charge more per ticket than for a standard 2D film, partially offset by an increase in ticket prices for standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before the third quarter of fiscal 2011 and before giving effect to the net deferral of admissions revenues due to the new AMC Stubs guest frequency program) decreased 9.7%, or $36,765,000, during the thirteen weeks ended December 29, 2011 from the comparable period last year, due to decreases in attendance and average ticket prices. Concessions revenues decreased 4.6%, or $7,372,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010, due to the decrease in attendance and the net deferral of concession revenues due to the new AMC Stubs guest frequency program, partially offset by a 4.4% increase in average concessions per patron. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the third quarter of fiscal 2011, and a shift in product mix to higher priced items including our dine-in theatres and premium food and beverage products. Total concessions revenues were reduced by a net amount of $3,790,000 during the third quarter of fiscal 2012 related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased 30.8%, or $4,765,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010, primarily due to increases in membership fees earned through the AMC Stubs guest frequency program, theatre rental revenues, non-presentment income from package ticket sales and advertising revenues.

        Operating Costs and Expenses.    Operating costs and expenses decreased 4.7%, or $28,554,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010. Film exhibition costs decreased 10.0%, or $22,284,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010 primarily due to the decrease in admissions revenues. As a percentage of admissions revenues, film exhibition costs were 52.4% in the current period and 52.3% in the prior period. Concession costs increased 10.5%, or $2,084,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010 due to the increase in concession costs as a percentage of concession revenues, partially offset by a decrease in concession revenues. As a percentage of concessions revenues, concession costs were 14.3% in the current period compared with 12.3% in the prior period, primarily due to the net deferral of concession revenues of $3,790,000 during the third quarter of fiscal 2012 related to the new AMC Stubs guest frequency program. As a percentage of revenues, operating expense was 31.7% in the current period as compared to 29.0% in the prior period, primarily due to increases in repairs and maintenance (due to increases in the number of digital projection systems), theatre salaries, and advertising. Rent expense decreased 2.9%, or $3,441,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010, due to decreases in rent from the closure of screens and lower renewal rentals negotiated with landlords at the end of the base lease term.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs (Income).    Merger, acquisition and transaction costs (income) were $(157,000) during the thirteen weeks ended December 29, 2011 compared to $2,196,000 during the thirteen weeks ended December 30, 2010. Prior year costs primarily consisted of costs related to the acquisition of Kerasotes.

        Management Fees.    Management fees were unchanged during the thirteen weeks ended December 29, 2011. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 23.3%, or $2,378,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010 due primarily to decreases in advertising expense, professional and consulting expense, annual incentive compensation expense related to declines in operating performance, and salary expense.

        Depreciation and Amortization.    Depreciation and amortization decreased 3.9%, or $2,194,000, compared to the prior period resulting from the declining net book value of theatre assets.

        Other Expense (Income).    Other expense (income) includes $(2,781,000) and $(2,201,000) of income related to the derecognition of gift card liabilities during the thirteen weeks ended December 29, 2011 and December 30, 2010, respectively, as to which we believe future redemption to be remote. During the thirteen weeks ended December 30, 2010, we recorded a loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $7,631,000 and expenses related to the modification of our Senior Secured Credit Facility Term Loan due 2013 of $3,046,000 and Senior Secured Credit Facility Revolver of $367,000.

        Interest Expense.    Interest expense increased 13.8%, or $5,074,000, during the thirteen weeks ended December 29, 2011 compared to the thirteen weeks ended December 30, 2010, primarily due to increases in indebtedness and related interest expense due to the $600,000,000 issuance of our 9.75% Senior Subordinated Notes due 2020 (the "Notes due 2020") on December 15, 2010 and the increases in interest expense related to the modification of our Senior Secured Credit Facility on December 15, 2010, partially offset by the extinguishment of $325,000,000 of our 11% Senior Subordinated Notes due 2016 redeemed with payments made on December 15, 2010 and February 1, 2011.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were $6,169,000 in the current period compared to equity in earnings of $13,491,000 in the prior period. The decrease in equity in earnings of non-consolidated entities was primarily due to equity losses related to Open Road Releasing, LLC due to advertising expenses related to current and upcoming film releases and the decrease in earnings and distributions received from NCM. See Note 5—Investments for further information.

        Investment Expense (Income).    Investment expense (income) was an expense of $17,701,000 for the thirteen weeks ended December 29, 2011 compared to income of $(205,000) for the thirteen weeks ended December 30, 2010. During the thirteen weeks ended December 29, 2011, we recognized an impairment loss of $17,751,000 related to unrealized losses previously recorded in accumulated other comprehensive loss on marketable securities related to our investment in RealD Inc. common stock when we determined the decline in fair value below historical cost to be other-than-temporary.

        Income Tax Provision (Benefit).    The income tax provision (benefit) from continuing operations was a provision of $440,000 for the thirteen weeks ended December 29, 2011 and a benefit of $3,250,000 for the thirteen weeks ended December 30, 2010. See Note 8—Income Taxes for further information.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Loss.    Net loss was $72,777,000 and $32,813,000 for the thirteen weeks ended December 29, 2011 and December 30, 2010, respectively. Net loss during the thirteen weeks ended December 29, 2011 was negatively impacted by the decrease in attendance, the impairment charge of $17,751,000 on RealD Inc. common stock, the increased interest expense of $5,074,000, and the reduced admissions and concessions revenues of $4,345,000 during the thirteen weeks ended December 29, 2011 related to the new AMC Stubs guest frequency program. Net loss during the thirteen weeks ended December 30, 2010 was negatively impacted by the loss on extinguishment and modification of indebtedness of $11,044,000.

Thirty-nine Weeks Ended December 29, 2011 and December 30, 2010

        Revenues.    Total revenues increased 1.8%, or $33,380,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010. The increase in total revenues included $35,900,000 resulting from the acquisition of Kerasotes. Admissions revenues increased $3,430,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010, primarily due to a 1.9% increase in average ticket prices, partially offset by a 1.6% decrease in attendance. The increase in total admissions revenues included the additional attendance and admissions revenues resulting from the acquisition of Kerasotes of approximately $23,700,000. Total admissions revenues were reduced by deferrals, net of rewards redeemed, of $5,999,000 during the thirty-nine weeks ended December 29, 2011, related to rewards accumulated under AMC Stubs. The rewards accumulated under AMC Stubs are deferred and recognized in future periods upon redemption or expiration of guest rewards. The increase in average ticket price was primarily due to an increase in ticket prices for standard 2D film. Admissions revenues at comparable theatres (theatres opened on or before fiscal 2011 and before giving effect to the net deferral of admissions revenues due to the new AMC Stubs guest frequency program) decreased $3,199,000, during the thirty-nine weeks ended December 29, 2011 from the comparable period last year, primarily due to a decrease in attendance, partially offset by an increase in average ticket prices. Concessions revenues increased 3.4%, or $17,757,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010, due to a 5.3% increase in average concessions per patron, partially offset by the decrease in attendance and the net deferral of concession revenues due to the new AMC Stubs guest frequency program. The increase in concession revenues included approximately $11,700,000 resulting from the acquisition of Kerasotes. The increase in concessions per patron includes the impact of concession price and size increases placed in effect during the second and third quarters of fiscal 2011, and a shift in product mix to higher priced items, including our dine-in theatres and premium food and beverage products. Total concessions revenues were reduced by a net amount of $11,884,000 during the thirty-nine weeks ended December 29, 2011, related to rewards accumulated under AMC Stubs and deferred to be recognized in future periods upon redemption or expiration of guest rewards. Other theatre revenues increased 25.8%, or $12,193,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010, primarily due to increases in membership fees earned through the AMC Stubs guest frequency program, advertising revenues, and non-presentment income from package ticket sales. The increase in other theatre revenues included approximately $500,000 resulting from the acquisition of Kerasotes.

        Operating Costs and Expenses.    Operating costs and expenses increased 2.7%, or $49,790,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010. The increase in operating costs and expenses included approximately $29,700,000 resulting from the acquisition of Kerasotes. Film exhibition costs increased 1.7%, or $12,169,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010 primarily due an increase in film exhibition costs as a percentage of admissions revenues. As a percentage of admissions revenues, film exhibition costs were 53.6% in the current period and 52.8% in the prior period. Film exhibition costs as a percentage of admissions revenues increased primarily due to the net deferral of admissions revenues of $5,999,000 during the thirty-nine weeks ended December 29, 2011, related to the new AMC Stubs guest frequency program. Concession costs increased 15.1%, or $9,645,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010 due to the increase in concession revenues and the increase in concession costs as a percentage of concession revenues. As a percentage of concessions revenues, concession costs were 13.8% in the current period compared with 12.4% in the prior period, primarily due to the concession price and size increases, a shift in product mix to items that generate higher sales but lower percentage margins, and the net deferral of concessions revenues of $11,884,000 during the thirty-nine weeks ended December 29, 2011, related to the new AMC Stubs guest frequency program. As a percentage of revenues, operating expense was 28.2% in the current period as compared to 26.1% in the prior period. Gains were recorded on disposition of assets during the thirty-nine weeks ended December 30, 2010 which reduced operating expenses by approximately $10,293,000, primarily due to the sale of a divested AMC theatre in conjunction with the acquisition of Kerasotes. Rent expense decreased 1.1%, or $3,920,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010, primarily due to decreases in rent from the closure of screens and lower renewal rentals negotiated with landords at the end of the base lease term, partially offset by increased rent as a result of the acquisition of Kerasotes on May 24, 2010.

General and Administrative Expense:

        Merger, Acquisition and Transaction Costs.    Merger, acquisition and transaction costs decreased $11,992,000 during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010. Prior year costs primarily consisted of costs related to the acquisition of Kerasotes.

        Management Fees.    Management fees were unchanged during the thirty-nine weeks ended December 29, 2011. Management fees of $1,250,000 are paid quarterly, in advance, to our Sponsors in exchange for consulting and other services.

        Other.    Other general and administrative expense decreased 12.6%, or $5,185,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010, due primarily to decreases related to a union-sponsored pension plan and decreases in professional and consulting expenses. During the thirty-nine weeks ended December 30, 2010, we recorded $2,661,000 of expense related to our complete withdrawal from a union-sponsored pension plan.

        Depreciation and Amortization.    Depreciation and amortization was essentially unchanged during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively.

        Other Expense (Income).    Other expense (income) includes $(14,674,000) and $(11,754,000) of income related to the derecognition of gift card liabilities during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively, as to which we believe future redemption to be remote. During the thirty-nine weeks ended December 30, 2010, we recorded a loss on extinguishment of indebtedness related to the redemption of our 11% Senior Subordinated Notes due 2016 of $7,631,000 and expenses related to the modification of our Senior Secured Credit Facility Term Loan due 2013 of $3,046,000 and Senior Secured Credit Facility Revolver of $367,000.

        Interest Expense.    Interest expense increased 18.3%, or $19,329,000, during the thirty-nine weeks ended December 29, 2011 compared to the thirty-nine weeks ended December 30, 2010, primarily due to increases in indebtedness and related interest expense due to the $600,000,000 issuance of our Notes due 2020 on December 15, 2010 and the increases in interest expense related to the modification of our Senior Secured Credit Facility on December 15, 2010, partially offset by the extinguishment of $325,000,000 of our 11% Senior Subordinated Notes due 2016 redeemed with payments made on December 15, 2010 and February 1, 2011.

        Equity in Earnings of Non-Consolidated Entities.    Equity in earnings of non-consolidated entities were $1,864,000 in the current period compared to equity in earnings of $17,057,000 in the prior period. The decrease in equity in earnings of non-consolidated entities was primarily due to the equity in losses related to our investment in Open Road Releasing, LLC of $14,466,000, due primarily to advertising expenses related to current and upcoming film releases and also, the decrease in earnings and distributions received from NCM, partially offset by a decrease in equity in losses related to our investment in DCIP. See Note 5—Investments for further information.

        Gain on NCM Transactions.    The gain on NCM, Inc. shares of common stock sold during the thirty-nine weeks ended December 30, 2010 was $64,648,000. See Note 5—Investments for further information.

        Investment Expense (Income).    Investment expense (income) was an expense of $17,661,000 for the thirty-nine weeks ended December 29, 2011 compared to income of $309,000 for the thirty-nine weeks ended December 30, 2010. During the thirty-nine weeks ended December 29, 2011, we recognized an impairment loss of $17,751,000 related to unrealized losses previously recorded in accumulated other comprehensive loss on marketable securities related to our investment in RealD Inc. common stock when we determined the decline in fair value below historical cost to be other-than-temporary.

        Income Tax Provision.    The income tax provision from continuing operations was $1,510,000 for the thirty-nine weeks ended December 29, 2011 and $2,550,000 for the thirty-nine weeks ended December 30, 2010. See Note 8—Income Taxes for further information.

        Earnings from Discontinued Operations, Net.    On December 29, 2008, we sold our operations in Mexico, including 44 theatres and 493 screens. The results of operations of the Cinemex theatres have been classified as discontinued operations for all periods presented.

        Net Earnings (Loss).    Net earnings (loss) were $(82,715,000) and $36,877,000 for the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively. Net loss during the thirty-nine weeks ended December 29, 2011 was impacted by the decrease in attendance, the impairment charge of $17,751,000 on RealD Inc. common stock, the increased interest expense of $19,329,000, the reduced admissions and concessions revenues of $17,883,000 during the thirty-nine weeks ended December 29, 2011 related to the new AMC Stubs guest frequency program, and the equity in losses of Open Road Releasing, LLC of $14,466,000. Net earnings during the thirty-nine weeks ended December 30, 2010 were positively impacted by a gain on sale of NCM, Inc. shares of $64,648,000 and a gain on disposition of assets of approximately $10,293,000 and negatively impacted by merger and acquisition costs of approximately $13,171,000, primarily due to the acquisition of Kerasotes and loss on extinguishment and modification of indebtedness of $11,044,000.

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

Cash Flows provided by Operating Activities

        Cash flows provided by operating activities, as reflected in the Consolidated Statements of Cash Flows, were $137,257,000 and $114,811,000 during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively. The increase in cash flows provided by operating activities for the thirty-nine weeks ended December 29, 2011 was primarily due to a decrease in payments on film rent payables, annual incentive compensation and current liabilities acquired from Kerasotes, and an increase in deferred revenues related to AMC Stubs, partially offset by an increase in payments for accrued interest. We had working capital deficit as of December 29, 2011 and March 31, 2011 of $169,060,000 and $39,596,000, respectively. Working capital includes $205,805,000 and $141,237,000 of deferred revenues and income as of December 29, 2011 and March 31, 2011, respectively. The increase in deferred revenues as of December 29, 2011 is primarily due to increases in AMC Stubs deferred revenues of $29,247,000 as the level of awards granted have exceeded redemptions and expirations during this period in which membership has increased. We have the ability to borrow against our credit facility to meet obligations as they come due (subject to limitations on the incurrence of indebtedness in our various debt instruments) and could incur indebtedness of $182,349,000 on our Credit Facility to meet these obligations as of December 29, 2011.

Cash Flows used in Investing Activities

        Cash flows used in investing activities, as reflected in the Consolidated Statements of Cash Flows, were $107,974,000 and $198,349,000, during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively. Cash outflows from investing activities include capital expenditures of $85,083,000 and $84,085,000 during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively. Our capital expenditures primarily consisted of maintaining our theatre circuit, technology upgrades, strategic growth initiatives and remodels. We expect that our gross cash outflows for capital expenditures will be approximately $120,000,000 to $130,000,000 for fiscal 2012.

        We made partnership investments in non-consolidated entities accounted for under the equity method of approximately $23,835,000, during the thirty-nine weeks ended December 29, 2011.

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

Cash Flows (provided by) used in Financing Activities

        Cash flows (provided by) used in financing activities, as reflected in the Consolidated Statement of Cash Flows, were $(117,441,000) and $274,798,000 during the thirty-nine weeks ended December 29, 2011 and December 30, 2010, respectively. Financing activities consist of construction payables, deferred financing costs, and principal payments under the Term Loan and capital and financial lease obligations.

        During the thirty-nine weeks ended December 29, 2011 and December 30, 2010, we made dividend payments to our Parent of $109,581,000 and $200,218,000, respectively, which were treated as a reduction of additional paid-in capital.

        Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for certain information about our Senior Secured Credit Facility, our Notes due 2014, our Notes due 2019 and our Notes due 2020.

        The indentures relating to our notes (Notes due 2014, Notes due 2019, and Notes due 2020) and the Parent Term Loan Facility allow us to incur specified permitted indebtedness (as defined therein) without restriction. The indentures also allow us to incur any amount of additional debt as long as we can satisfy the applicable coverage ratio of each indenture, after giving effect to the event on a pro forma basis. At December 29, 2011, we had $612,625,000 of Credit Facility indebtedness outstanding under the $1,150,000,000 Credit Facility permitted indebtedness contained in the indentures governing the Notes due 2019 and Notes due 2020 and no Credit Facility indebtedness outstanding under the $425,000,000 Credit Facility permitted indebtedness contained in the indenture governing the Notes due 2014. Under the indentures to the Notes due 2014, we are limited to $100,000,000 of new "permitted indebtedness" in addition to specified permitted indebtedness.

        As of December 29, 2011, the Company was in compliance with all financial covenants relating to the Senior Secured Credit Facility, the Notes due 2014, the Notes due 2019, and the Notes due 2020.

Investment in NCM LLC

        We hold an investment in 15.63% of NCM LLC accounted for following the equity method as of December 29, 2011. The fair market value of these shares is approximately $208,405,000 as of December 29, 2011. Because we have little tax basis in these units, the sale of all these units at December 29, 2011 would require us to report taxable income of approximately $357,275,000, including distributions received from NCM LLC that were previously deferred. Our investment in NCM LLC is a source of liquidity for us and we expect that any sales we may make of NCM LLC units would be made in such a manner to most efficiently manage any related tax liability. We have available net operating loss carryforwards which could reduce any related tax liability.

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

        Market risk on variable-rate financial instruments.    We maintain a Senior Secured Credit Facility, comprised of a $192,500,000 revolving credit facility and a $650,000,000 term loan facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. We had no borrowings on our revolving credit facility as of December 29, 2011 and had $612,625,000 outstanding under the term loan facility on December 29, 2011. A 100 basis point change in market interest rates would have increased or decreased interest expense on the Senior Secured Credit Facility by $4,658,000 during the thirty-nine weeks ended December 29, 2011.

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

        Foreign currency exchange rates.    We currently operate theatres in Canada and the United Kingdom. As a result of these operations, we have assets, liabilities, revenues and expenses denominated in foreign currencies. The strengthening of the U.S. dollar against the respective currencies causes a decrease in the carrying values of assets, liabilities, revenues and expenses denominated in such foreign currencies and the weakening of the U.S. dollar against the respective currencies causes an increase in the carrying values of these items. The increases and decreases in assets, liabilities, revenues and expenses are included in accumulated other comprehensive loss. Changes in foreign currency exchange rates also impact the comparability of earnings in these countries on a year-to-year basis. As the U.S. dollar strengthens, comparative translated earnings decrease, and as the U.S. dollar weakens, comparative translated earnings from foreign operations increase. A 10% increase in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would increase earnings before income taxes by approximately $669,000 for the thirty-nine weeks ended December 29, 2011 and decrease accumulated other comprehensive loss by approximately $9,551,000 as of December 29, 2011. A 10% decrease in the value of the U.S. dollar against all foreign currencies of countries where we currently operate theatres would decrease earnings before income taxes by approximately $817,000 for the thirty-nine weeks ended December 29, 2011 and increase accumulated other comprehensive loss by approximately $11,674,000 as of December 29, 2011.

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

Item 1A.    Risk Factors

        Reference is made to Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

        The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased operating costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.

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

AMC ENTERTAINMENT INC.
Date: February 7, 2012	/s/ GERARDO I. LOPEZ Gerardo I. Lopez Chief Executive Officer, Director and President
Date: February 7, 2012	/s/ CRAIG R. RAMSEY Craig R. Ramsey Executive Vice President and Chief Financial Officer